Form 10-K
period 2016-12-31
Duke Energy CORP; Duke Energy Indiana, LLC; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; PROGRESS ENERGY INC; Duke Energy Carolinas, LLC; DUKE ENERGY PROGRESS, LLC.
filed 2017-02-24
CIK 1326160, 81020, 20290, 37637, 1094093, 30371, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, NC 28202-1803 704-382-3853	20-2777218

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, LLC (a Florida limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, LLC (a North Carolina limited liability company) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, LLC (an Indiana limited liability company) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Registrant	Title of each class	Name of each exchange on which registered
Duke Energy Corporation (Duke Energy)	Common Stock, $0.001 par value	New York Stock Exchange, Inc.
Duke Energy	5.125% Junior Subordinated Debentures due January 15, 2073	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Duke Energy	Yes ☒	No ☐	Duke Energy Florida, LLC (Duke Energy Florida)	Yes ☒	No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐
Progress Energy, Inc. (Progress Energy)	Yes ☐	No ☒	Duke Energy Indiana, LLC (Duke Energy Indiana)	Yes ☒	No ☐
Duke Energy Progress, LLC (Duke Energy Progress)	Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒ (Response applicable to all registrants.)
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ (Only applicable to Duke Energy)
Indicate by check mark whether Duke Energy is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
Indicate by check mark whether Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2016.	$59,060,642,963
Number of shares of Common Stock, $0.001 par value, outstanding at January 31, 2017.	699,607,929
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Duke Energy definitive proxy statement for the 2017 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11, and 13 hereof.
This combined Form 10-K is filed separately by seven registrants: Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are, therefore, filing this Form 10-K with the reduced disclosure format specified in General Instructions I(2) of Form 10-K.

TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2016

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

•
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

•
Federal and state regulations, laws and other efforts designed to promote and expand the use of energy efficiency measures and distributed generation technologies, such as private solar and battery storage, in Duke Energy service territories could result in customers leaving the electric distribution system, excess generation resources as well as stranded costs;

•	Advancements in technology;

•	Additional competition in electric and natural gas markets and continued industry consolidation;

•
The influence of weather and other natural phenomena on operations, including the economic, operational and other effects of severe storms, hurricanes, droughts, earthquakes and tornadoes, including extreme weather associated with climate change;

•
The ability to successfully operate electric generating facilities and deliver electricity to customers including direct or indirect effects to the company resulting from an incident that affects the U.S. electric grid or generating resources;

•	The ability to complete necessary or desirable pipeline expansion or infrastructure projects in our natural gas business;

•	Operational interruptions to our natural gas distribution and transmission activities;

•	The availability of adequate interstate pipeline transportation capacity and natural gas supply.

•
The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches and other catastrophic events, such as fires, explosions, pandemic health events or other similar occurrences;

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

•
The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, interest rate fluctuations and general economic conditions;

•	Credit ratings of the Duke Energy Registrants may be different from what is expected;

•
Declines in the market prices of equity and fixed-income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans and nuclear decommissioning trust funds;

•
Construction and development risks associated with the completion of the Duke Energy Registrants’ capital investment projects, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner, or at all;

•
Changes in rules for regional transmission organizations, including changes in rate designs and new and evolving capacity markets, and risks related to obligations created by the default of other participants;

•	The ability to control operation and maintenance costs;

•	The level of creditworthiness of counterparties to transactions;

•	Employee workforce factors, including the potential inability to attract and retain key personnel;

•	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

•	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	Substantial revision to the U.S. tax code, such as changes to the corporate tax rate or a material change in the deductibility of interest;

•	The impact of potential goodwill impairments;

•	The ability to successfully complete future merger, acquisition or divestiture plans; and

•	The ability to successfully integrate the natural gas businesses following the acquisition of Piedmont Natural Gas Company, Inc. and realize anticipated benefits.
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

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

the 2012 Settlement	Settlement agreement in 2012 among Duke Energy Florida, the Florida OPC and other customer advocates

the 2013 Settlement	Settlement agreement in 2013 among Duke Energy Florida, the Florida OPC and other customer advocates

2013 Agreement	2013 revised and restated stipulation and settlement agreement

the 2015 Plan	Duke Energy Corporation 2015 Long-Term Incentive Plan

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy and Southern Company Gas

ACP Pipeline	The approximately 600-mile proposed interstate natural gas pipeline

AFUDC	Allowance for funds used during construction

AHFS	Assets held for sale

ALJ	Administrative Law Judge

Amended Complaint	Amended Verified Consolidated Shareholder Derivative Complaint

AMI	Advanced Metering Infrastructure

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP	Alternative Revenue Programs

the ASR	Accelerated Stock Repurchase Program

ASRP	Accelerated natural gas service line replacement program

Barclays	Barclays Capital Inc.

BCWF	Benton County Wind Farm, LLC

Beckjord	Beckjord Generating Station

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

Bresalier Complaint	Shareholder derivative lawsuit filed by Saul Bresalier related to ash basin management practices

Bresalier Defendants	Several current and former Duke Energy officers and directors named in the Bresalier Complaint

Bridge Facility	$4.9 billion senior secured financing facility with Barclays Capital Inc.

Brunswick	Brunswick Nuclear Plant

CAA	Clean Air Act

Calpine	Calpine Corporation

Cardinal	Cardinal Pipeline Company, LLC

Catawba	Catawba Nuclear Station

CC	Combined Cycle

CCR	Coal Combustion Residuals

CCS	Carbon Capture and Storage

CECPCN	Certificate of Environmental Compatibility and Public Convenience and Necessity

CEO	Chief Executive Officer

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

Coal Ash Commission	Coal Ash Management Commission

COL	Combined Operating License

the Company	Duke Energy Corporation and its subsidiaries

Consolidated Complaint	Corrected Verified Consolidated Shareholder Derivative Complaint

Constitution	Constitution Pipeline Company, LLC

CPCN	Certificate of Public Convenience and Necessity

CPP	Clean Power Plan

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CSA	Comprehensive Site Assessment

CSAPR	Cross-State Air Pollution Rule

CT	Combustion Turbine

CTG	China Three Gorges Energy S.à.r.l.

CWA	Clean Water Act

DATC	Duke-American Transmission Co.

D.C. Circuit Court	U.S. Court of Appeals for the District of Columbia

the Dealers	Goldman, Sachs & Co. and JP Morgan Chase Bank

DEBS	Duke Energy Business Services, LLC

DECAM	Duke Energy Commercial Asset Management, LLC

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DETM	Duke Energy Trading and Marketing, LLC

DHHS	North Carolina Department of Health and Human Services

DOE	U.S. Department of Energy

DOJ	Department of Justice

Dominion	Dominion Resources

DSM	Demand Side Management

Dth	Dekatherm

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Defendants	Several current and former Duke Energy officers and directors named as defendants in the Consolidated Complaint

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Dynegy	Dynegy Inc.

East Bend	East Bend Generating Station

EE	Energy efficiency

EGU	Electric Generating Units

EIS	Environmental Impact Statement

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction agreement

EPS	Earnings Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

Exchange Act	Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Inc.

FirstEnergy	FirstEnergy Corp.

Florida OPC	Florida Office of Public Counsel

Form S-3	Registration statement

FP&L	Florida Power & Light Company

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally Accepted Accounting Principles in the United States

GHG	Greenhouse Gas

GPC	Georgia Power Company

GWh	Gigawatt-hours

Harris	Shearon Harris Nuclear Plant

HB 998	North Carolina House Bill 998, or the North Carolina Tax Simplification and Rate Reduction Act

Hines	Hines Energy Complex

I Squared	ISQ Enerlam Aggregator, L.P. and Enerlam Holding Ltd.

IBNR	Incurred but not yet reported

ICPA	Inter-company Power Agreement

IGCC	Integrated Gasification Combined Cycle

IGCC Rider	Tracking mechanism used to recover costs related to the Edwardsport IGCC plant from retail electric customers

IGCC Settlement	2015 Settlement to resolve disputes with intervenors related to 5 IGCC riders

IMR	Integrity Management Rider

Interim FERC Mitigation	Interim firm power sale agreements mitigation plans related to the Progress Energy merger

International Disposal Group	Duke Energy's international business, excluding National Methanol Company

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISFSI	Independent Spent Fuel Storage Installation

ISO	Independent System Operator

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

Investment Trusts	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

JDA	Joint Dispatch Agreement

KO Transmission	KO Transmission Company

KPSC	Kentucky Public Service Commission

kV	Kilovolt

kWh	Kilowatt-hour

LDC	Local Distribution Company

Legacy Duke Energy Directors	Members of the pre-merger Duke Energy Board of Directors

Levy	Duke Energy Florida’s proposed nuclear plant in Levy County, Florida

LIBOR	London Interbank Offered Rate

Long-Term FERC Mitigation	The revised market power mitigation plan related to the Progress Energy merger

MATS	Mercury and Air Toxics Standards

Mcf	Thousand cubic feet

McGuire	McGuire Nuclear Station

Merger Chancery Litigation	Four shareholder derivative lawsuits filed in the Delaware Chancery Court related to the Progress Energy merger

Mesirov Complaint	Shareholder derivative complaint file by Judy Mesirov

MGP	Manufactured gas plant

Midwest Generation Disposal Group	Duke Energy Ohio’s nonregulated Midwest generation business and Duke Energy Retail Sales, LLC

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Unit

MPP	Money Purchase Pension

Moody’s	Moody’s Investors Service, Inc.

MTBE	Methyl tertiary butyl ether

MTEP	MISO Transmission Expansion Planning

MW	Megawatt

MVP	Multi Value Projects

MWh	Megawatt-hour

NCDEQ	North Carolina Department of Environmental Quality (formerly the North Carolina Department of Environment and Natural Resources)

NCEMC	North Carolina Electric Membership Corporation

NCEMPA	North Carolina Eastern Municipal Power Agency

NCRC	Florida’s Nuclear Cost Recovery Clause

NCRS	Nuclear Power Plant Cost Recovery Statutes

NCUC	North Carolina Utilities Commission

NC WARN	N.C. Waste Awareness and Reduction Network

NDTF	Nuclear decommissioning trust funds

NEIL	Nuclear Electric Insurance Limited

NYSDEC	New York State Department of Environmental Conservation

NMC	National Methanol Company

NOL	Net operating loss

NOV	Notice of violation

NOx	Nitrogen oxide

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

NWPA	Nuclear Waste Policy Act of 1982

NYAG	New York Attorney General

NYSE	New York Stock Exchange

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

OPEB Assets
Other post-retirement plan assets are comprised of the Retirement Plan of Piedmont 401(h) Medical Plan, and the following Voluntary Employees' Beneficiary Association Trusts: Duke Energy Corporation Employee Benefits Trust, Piedmont Natural Gas Company 501(c)(9) Trust for Retired Bargaining Unit Employees and the Piedmont Natural Gas Company 501(c)(9) Trust for Retired Non-Bargaining Unit Employees.

ORS	Office of Regulatory Staff

Osprey Plant acquisition	Duke Energy Florida's purchase of a Calpine Corporation's 599 MW combined-cycle natural gas plant in Auburndale, Florida

OTTI	Other-than-temporary impairment

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation Holding Company

the Payments	Fines and restitution related to the North Carolina Ash Basin Grand Jury Investigation

PGA	Purchased Gas Adjustments

Phase I CCR Compliance Projects	Duke Energy Indiana's federally mandated compliance projects to comply with the EPA's CCR rule

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont Pension Assets	Qualified pension plan assets associated with the Retirement Plan of Piedmont

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credits

PUCO	Public Utilities Commission of Ohio

PUCO Order	Order issued by PUCO approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of certain MGP costs

PURPA	Public Utility Regulatory Policies Act of 1978

QF	Qualifying Facility

RCA	Revolving Credit Agreement

RCRA	Resource Conservation and Recovery Act

RFP	Requests for Proposal

Relative TSR	TSR of Duke Energy stock relative to a pre-defined peer group

Robinson	Robinson Nuclear Plant

RTO	Regional Transmission Organization

Sabal Trail	Sabal Trail Transmission, LLC

Sabal Trail Pipeline	Sabal Trail Natural Gas Pipeline

SACE	Southern Alliance of Clean Energy

SAFSTOR
A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use.

S.C. Court of Appeals	Court of Appeals of South Carolina

SCCL	South Carolina Coastal Conservation League

SCDHEC	South Carolina Department of Health and Environmental Control

SEC	Securities and Exchange Commission

SELC	Southern Environmental Law Center

Segment Income	Income from continuing operations net of income attributable to noncontrolling interests

SO2	Sulfur dioxide

Spectra Capital	Spectra Energy Capital, LLC

S&P	Standard & Poor’s Rating Services

SSO	Standard Service Offer

State Utility Commissions	NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and TRA (Collectively)

State Electric Utility Commissions	NCUC, PSCSC, FPSC, PCO, IURC and KPSC (Collectively)

State Gas Utility Commissions	NCUC, PSCSC, PUCO, TRA and KPSC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Sutton	L.V. Sutton combined cycle facility

T&D Rider	Tracking mechanism to recover grid infrastructure improvement costs in Indiana

Term Loan	Duke Energy (Parent) $1.5 billion term loan facility, as amended maturing on July 31, 2017

TRA	Tennessee Regulatory Authority

TSR	Total shareholder return

Uprate Project	Hines Chiller Uprate Project

U.S.	United States

U.S. Court of Appeals	U.S. Court of Appeals for the Second Circuit

USDOJ
United States Department of Justice Environmental Crimes Section and the United States Attorneys for the Eastern District of North Carolina, the Middle District of North Carolina and the Western District of North Carolina, collectively

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

WVPA	Wabash Valley Power Association, Inc.

PART I

ITEM 1. BUSINESS

DUKE ENERGY

General
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) primarily through its direct and indirect subsidiaries. Certain Duke Energy subsidiaries are also subsidiary registrants, including Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, LLC (Duke Energy Progress); Duke Energy Florida, LLC (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio); and Duke Energy Indiana, LLC (Duke Energy Indiana). On October 3, 2016, Duke Energy acquired Piedmont Natural Gas Company, Inc. (Piedmont) which also became a wholly owned subsidiary and subsidiary registrant of Duke Energy. Duke Energy's consolidated financial statements include Piedmont's results of operations and cash flow activity subsequent to the acquisition. See Note 2 for additional information regarding the acquisition. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its seven separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which along with Duke Energy, are collectively referred to as the Duke Energy Registrants (Duke Energy Registrants).
Piedmont, a North Carolina corporation, is an energy services company whose principal business is the distribution of natural gas to over one million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including customers served by municipalities who are Piedmont's sales for resale customers. In October 2016, Duke Energy completed the acquisition of Piedmont for a total cash purchase price of $5.0 billion and assumed Piedmont's existing long-term debt, which had an estimated fair value of approximately $2.0 billion at the time of the acquisition. The acquisition provides a foundation for Duke Energy to establish a broader, long-term strategic natural gas infrastructure platform to supplement and complement its existing natural gas pipeline investments and regulated natural gas business in the Midwest. For additional information on the details of this transaction, including preliminary purchase price allocation and acquisition financing, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions."
In December 2016, Duke Energy completed the sale of its Latin American businesses to focus on its domestic regulated electric and gas businesses, which was further bolstered by the acquisition of Piedmont. The sale of the International Energy businesses, excluding an equity method investment in National Methanol Company (NMC), was completed through two transactions including the sale of Duke Energy's Brazilian business to China Three Gorges and Duke Energy's remaining Central and South American businesses to I Squared Capital (collectively, the International Disposal Group). See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
The Duke Energy Registrants electronically file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports.
The public may read and copy any materials the Duke Energy Registrants file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about the Duke Energy Registrants, including reports filed with the SEC, is available through Duke Energy’s website at http://www.duke-energy.com. Such reports are accessible at no charge and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.
Business Segments
The acquisition of Piedmont and sale of the International Disposal Group has resulted in a realigned business with three reportable operating segments (business segments); Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. Duke Energy's chief operating decision maker routinely reviews financial information about each of these business segments in deciding how to allocate resources and evaluate the performance of the business. For additional information on each of these business segments, including financial and geographic information, see Note 3 to the Consolidated Financial Statements, “Business Segments.” The following sections describe the business and operations of each of Duke Energy’s business segments, as well as Other.

PART I

ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure conducts operations primarily through the regulated public utilities of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Duke Energy Ohio. Electric Utilities and Infrastructure provides retail electric service through the generation, transmission, distribution and sale of electricity to approximately 7.5 million customers within the Southeast and Midwest regions of the U.S. The service territory is approximately 95,000 square miles across six states with a total estimated population of 24 million people. The operations include electricity sold wholesale to municipalities, electric cooperative utilities and other load-serving entities. Electric Utilities and Infrastructure is also a joint owner in certain electric transmission projects. Electric Utilities and Infrastructure has a 50 percent ownership interest in Duke-American Transmission Co. (DATC), a partnership with American Transmission Company, formed to design, build and operate transmission infrastructure. DATC owns 72 percent of the transmission service rights to Path 15, an 84-mile transmission line in central California. Electric Utilities and Infrastructure also has a 50 percent ownership interest in Pioneer Transmission, LLC, which builds, owns and operates electric transmission facilities in North America.
The electric operations and investments in projects are subject to the rules and regulations of the FERC, the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the Florida Public Service Commission (FPSC), the Indiana Utility Regulatory Commission (IURC), the Public Utilities Commission of Ohio (PUCO) and the Kentucky Public Service Commission (KPSC).
The following table represents the distribution of billed sales by customer class for the year ended December 31, 2016.

	Duke	Duke	Duke	Duke	Duke
	Energy	Energy	Energy	Energy	Energy
	Carolinas(a)	Progress(a)	Florida(b)	Ohio(c)	Indiana(d)
Residential	32%	26%	50%	35%	26%
General service	33%	23%	38%	38%	24%
Industrial	25%	15%	8%	24%	31%
Total retail sales	90%	64%	96%	97%	81%
Wholesale and other sales	10%	36%	4%	3%	19%
Total sales	100%	100%	100%	100%	100%

(a)
Primary general service sectors include health care, education, financial services, information technology and military buildings. Primary industrial sectors include textiles, chemicals, rubber and plastics, paper, food and beverage and auto manufacturing.

(b)
Primary general service sectors include tourism, health care and government facilities and schools. Primary industrial sectors include phosphate rock mining and processing and citrus and other food processing.

(c)
Primary general service sectors include health care, education, real estate and rental leasing, financial and insurance services, water/wastewater services and wholesale trade services. Primary industrial sectors include primary metals, chemicals, food and beverage and transportation.

(d)
Primary general service sectors include retail, financial, health care and education services. Primary industrial sectors include metals, transportation, building materials, food and beverage and chemicals.

The number of residential and general service customers within the Electric Utilities and Infrastructure service territory is expected to increase over time. While economic conditions within the service territory continue to improve, sales growth has been hampered by continued adoption of energy efficiencies and self-generation. The continued adoption of more efficient housing and appliances is expected to have a negative impact on average usage per residential customer over time. While residential sales increased in 2016 compared to 2015, the growth rate was modest when compared to historical periods.
Seasonality and the Impact of Weather
Revenues and costs are influenced by seasonal weather patterns. Peak sales of electricity occur during the summer and winter months which results in higher revenue and cash flows during these periods. By contrast, lower sales of electricity occur during the spring and fall, allowing for scheduled plant maintenance. Residential and general service customers are more impacted by weather than industrial customers. Estimated weather impacts are based on actual current period weather compared to normal weather conditions. Normal weather conditions are defined as the long-term average of actual historical weather conditions.
The estimated impact of weather on earnings is based on the temperature variances from a normal condition and customers’ historic usage patterns. The methodology used to estimate the impact of weather does not consider all variables that may impact customer response to weather conditions such as humidity in the summer or wind chill in the winter. The precision of this estimate may also be impacted by applying long-term weather trends to shorter-term periods.
Heating-degree days measure the variation in weather based on the extent the average daily temperature falls below a base temperature. Cooling-degree days measure the variation in weather based on the extent the average daily temperature rises above the base temperature. Each degree of temperature below the base temperature counts as one heating-degree day and each degree of temperature above the base temperature counts as one cooling-degree day.

PART I

Competition
Retail
Electric Utilities and Infrastructure’s businesses operate as the sole supplier of electricity within their service territories, with the exception of Ohio, which has a competitive electricity supply market for generation service. Electric Utilities and Infrastructure owns and operates facilities necessary to transmit and distribute electricity and, except in Ohio, to generate electricity. Services are priced by state commission approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable electricity at fair prices.
Competition in the regulated electric distribution business is primarily from the development and deployment of alternative energy sources including on-site generation from industrial customers and distributed generation, such as private solar, at residential, general service and/or industrial customer sites.
Duke Energy is not aware of any proposed legislation within any of its jurisdictions that would provide retail customers the right to choose their electricity provider or otherwise restructure or deregulate the electric industry, including broadly subsidizing distributed generation such as private solar.
Although there is no pending legislation at this time, if the retail jurisdictions served by Electric Utilities and Infrastructure become subject to deregulation, the recovery of stranded costs could become a significant consideration. Stranded costs primarily include the generation assets of Electric Utilities and Infrastructure whose value in a competitive marketplace may be less than their current book value, as well as above-market purchased power commitments from qualifying facilities (QFs). The Public Utility Regulatory Policies Act of 1978 (PURPA) established a new class of generating facilities as QFs, typically small power production facilities that generate power within a utility company’s service territory for which the utility companies are legally obligated to purchase the energy at an avoided cost rate. Thus far, all states that have passed restructuring legislation have provided for the opportunity to recover a substantial portion of stranded costs.
Electric Utilities and Infrastructure’s largest stranded cost exposure is primarily related to Duke Energy Florida’s purchased power commitments with QFs, under which it has future minimum expected capacity payments through 2043 of $2.8 billion. Duke Energy Florida was obligated to enter into these contracts under provisions of PURPA. Duke Energy Florida continues to seek ways to address the impact of escalating payments under these contracts. However, the FPSC allows full recovery of the retail portion of the cost of power purchased from QFs. For additional information related to these purchased power commitments, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
In Ohio, Electric Utilities and Infrastructure conducts competitive auctions for electricity supply. The cost of energy purchased through these auctions is recovered from retail customers. Electric Utilities earns retail margin in Ohio on the transmission and distribution of electricity and not on the cost of the underlying energy.
Wholesale
Duke Energy competes with other utilities and merchant generators for bulk power sales, sales to municipalities and cooperatives and wholesale transactions under primarily cost-based contracts approved by FERC. The principal factors in competing for these sales are price, availability of capacity and power and reliability of service. Prices are influenced primarily by market conditions and fuel costs.
Increased competition in the wholesale electric utility industry and the availability of transmission access could affect Electric Utilities and Infrastructure’s load forecasts, plans for power supply and wholesale energy sales and related revenues. Wholesale energy sales will be impacted by the extent to which additional generation is available to sell to the wholesale market and the ability of Electric Utilities and Infrastructure to attract new customers and to retain existing customers.
Energy Capacity and Resources
Electric Utilities and Infrastructure owns approximately 49,300 megawatts (MW) of generation capacity. For additional information on owned generation facilities, see Item 2, “Properties.”

Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause Electric Utilities and Infrastructure to purchase power for its customers include generating plant outages, extreme weather conditions, generation reliability, demand growth and price. Electric Utilities and Infrastructure has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy and reliability of power supply.
Electric Utilities and Infrastructure’s generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve retail customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements.
Potential Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities earlier than their current estimated useful lives, primarily because these facilities do not have the requisite emission control equipment to meet United States Environmental Protection Agency (EPA) regulations recently approved or proposed. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired. For additional information related to potential plant retirements see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

PART I

On October 23, 2015, the EPA published in the Federal Register the final Clean Power Plan (CPP) rule that regulates carbon dioxide (CO2) emissions from existing fossil fuel-fired electric generating units (EGUs). The CPP establishes CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired EGUs. Petitions challenging the rule have been filed by several groups. On February 9, 2016, the Supreme Court issued a stay of the final CPP rule, halting implementation of the CPP until legal challenges are resolved. States in which the Duke Energy Registrants operate have suspended work on CPP compliance plans as a result of the stay. Oral arguments before 10 of the 11 judges on D.C. Circuit Court were heard on September 27, 2016. The court is expected to decide the case in early 2017.
Compliance with CPP could cause the industry to replace coal-fired generation with natural gas and renewables. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, which may result in the retirement of coal-fired generation plants earlier than the current end of useful lives. If the CPP is ultimately upheld by the courts and implementation goes forward, the Duke Energy Registrants could incur increased fuel, purchased power, operation and maintenance and other costs for replacement generation as a result of this rule. Due to the uncertainties related to the implementation of the CPP, the Duke Energy Registrants cannot predict the outcome of these matters.
Sources of Electricity
Electric Utilities and Infrastructure relies principally on coal, nuclear fuel and natural gas for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2016.

				Cost of Delivered Fuel per Net
	Generation by Source			Kilowatt-hour Generated (Cents)
	2016	2015	2014	2016	2015	2014
Coal(a)	27.1%	29.0%	33.5%	3.07	3.24	3.54
Nuclear(a)	27.4%	27.0%	26.1%	0.66	0.65	0.65
Natural gas and oil(a)	22.9%	23.1%	19.0%	3.07	3.74	4.70
All fuels (cost-based on weighted average)(a)	77.4%	79.1%	78.6%	2.22	2.50	2.86
Hydroelectric and solar(b)	0.7%	0.8%	0.8%
Total generation	78.1%	79.9%	79.4%
Purchased power and net interchange	21.9%	20.1%	20.6%
Total sources of energy	100.0%	100.0%	100.0%

(a)	Statistics related to all fuels reflect Electric Utilities and Infrastructure's ownership interest in jointly owned generation facilities.

(b)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.
Coal
Electric Utilities and Infrastructure meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. Electric Utilities and Infrastructure uses spot market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which have various price adjustment provisions and market re-openers, range from 2017 to 2019 for Duke Energy Carolinas, 2017 to 2019 for Duke Energy Progress, 2017 to 2019 for Duke Energy Florida, 2017 for Duke Energy Ohio and 2017 to 2025 for Duke Energy Indiana. Electric Utilities and Infrastructure expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in Colorado and the Illinois Basin. Coal purchased for Kentucky is delivered by barge and is produced from mines along the Ohio River in Illinois, Ohio, West Virginia and Pennsylvania. Coal purchased for Indiana is primarily produced in Indiana and Illinois. Electric Utilities and Infrastructure has an adequate supply of coal under contract to meet its hedging guidelines regarding projected future consumption. As a result of volatility in natural gas prices and the associated impacts on coal-fired dispatch within the generation fleet, coal inventories will continue to fluctuate. Electric Utilities and Infrastructure continues to actively manage its portfolio and has worked with suppliers to obtain increased flexibility in its coal contracts.
The current average sulfur content of coal purchased by Electric Utilities and Infrastructure is between 1.5 percent and 2 percent for Duke Energy Carolinas, between 1.5 percent and 2 percent for Duke Energy Progress, between 1 percent and 3 percent for Duke Energy Florida, between 3 percent and 3.5 percent for Duke Energy Ohio and between 2.5 percent and 3 percent for Duke Energy Indiana. Electric Utilities and Infrastructure's environmental controls, in combination with the use of sulfur dioxide (SO2) emission allowances, enable Electric Utilities and Infrastructure to satisfy current SO2 emission limitations for its existing facilities.
Nuclear
The industrial processes for producing nuclear generating fuel generally involve the mining and milling of uranium ore to produce uranium concentrates, and services to convert, enrich and fabricate fuel assemblies.

PART I

Electric Utilities and Infrastructure has contracted for uranium materials and services to fuel its nuclear reactors. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. Electric Utilities and Infrastructure staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements in the near term and decreasing portions of its fuel requirements over time thereafter. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with spot market purchases. Due to the technical complexities of changing suppliers of fuel fabrication services, Electric Utilities and Infrastructure generally sources these services to a single domestic supplier on a plant-by-plant basis using multi-year contracts.
Electric Utilities and Infrastructure has entered into fuel contracts that cover 100 percent of its uranium concentrates, conversion services and enrichment services requirements through at least 2017 and cover fabrication services requirements for these plants through at least 2019. For future requirements not already covered under long-term contracts, Electric Utilities and Infrastructure believes it will be able to renew contracts as they expire, or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.
Natural Gas and Fuel Oil
Natural gas and fuel oil supply for Electric Utilities and Infrastructure’s generation fleet is purchased under standard industry agreements from various suppliers, including Piedmont. Natural gas supply agreements typically provide for a percentage of forecasted burns being procured over time, with varied expiration dates. Electric Utilities and Infrastructure believes it has access to an adequate supply of natural gas and fuel oil for the reasonably foreseeable future.
Electric Utilities and Infrastructure has certain dual-fuel generating facilities that can operate utilizing both natural gas and fuel oil. The cost of Electric Utilities and Infrastructure’s natural gas and fuel oil is fixed price or determined by published market prices as reported in certain industry publications, plus any transportation and freight costs. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana use derivative instruments to manage a portion of their exposure to price fluctuations for natural gas.
Electric Utilities and Infrastructure has firm interstate and intrastate natural gas transportation agreements and storage agreements in place to support generation needed for load requirements. Electric Utilities and Infrastructure may purchase additional shorter-term gas transportation and utilize natural gas interruptible transportation agreements to support generation needed for load requirements. The Electric Utilities and Infrastructure natural gas plants are served by various supply zones and multiple pipelines.
Purchased Power
Electric Utilities and Infrastructure purchases a portion of its capacity and system requirements through purchase obligations, leases and purchase contracts. Electric Utilities and Infrastructure believes it can obtain adequate purchased power capacity to meet future system load needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.
The following table summarizes purchased power the previous three years:

	2016	2015	2014
Purchase obligations and leases (in millions of megawatt-hours (MWh))(a)	18	14.9	14.3
Purchase capacity under contract (in MW)(b)	4,588	4,573	4,500

(a)	Represents approximately 7 percent of total system requirements for 2016 and 6 percent for 2015 and 2014.
(b)    These agreements include approximately 451 MW of firm capacity under contract by Duke Energy Florida with QFs.
Inventory
Generation of electricity is capital intensive. Electric Utilities and Infrastructure must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2016, the inventory balance for Electric Utilities and Infrastructure was approximately $3.4 billion. For additional information on inventory see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
Ash Basin Management
On September 20, 2014, the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) became law and was amended on June 24, 2015, and July 14, 2016. The Coal Ash Act, as amended, regulates the handling of coal ash within the state and requires closure of ash impoundments by no later than December 31, 2029, based on risk rankings, among other detailed requirements. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal ash surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. Duke Energy has and will periodically submit to applicable authorities required site-specific coal ash impoundment remediation or closure plans. These plans and all associated permits must be approved before any work can begin.
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of coal combustion residuals (CCR) from electric utilities as solid waste. The rule classifies CCR as nonhazardous under Subtitle D of the Resource Conservation and Recovery Act (RCRA). The RCRA and the Coal Ash Act, as amended, finalized the legal framework related to coal ash management practices and ash basin closure.
Duke Energy has advanced the strategy and implementation for the remediation or closure of coal ash basins. In 2015, Duke Energy began activities at certain North Carolina sites specified as high risk by the Coal Ash Act, including moving coal ash off-site for use in structural fill or to lined landfills. Additional modifications to operating coal plants are underway to comply with RCRA.
For additional information on the ash basins, see Notes 5 and 9 to the Consolidated Financial Statements, "Commitments and Contingencies" and "Asset Retirement Obligations," respectively.

PART I

Nuclear Matters
Duke Energy owns, wholly or partially, 11 operating nuclear reactors located at six stations. The Crystal River Unit 3 Nuclear Plant (Crystal River Unit 3) permanently ceased operation in February 2013. Nuclear insurance includes: nuclear liability coverage; property, decontamination and premature decommissioning coverage; and replacement power expense coverage. Joint owners reimburse Duke Energy for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which is approximately $13.4 billion. For additional information on nuclear insurance see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
Duke Energy has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate each plant safely. The NCUC, PSCSC and FPSC require Duke Energy to update their cost estimates for decommissioning their nuclear plants every five years.
The following table summarizes the fair value of nuclear decommissioning trust fund (NDTF) balances and cost study results for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida.

	NDTF(a)
(in millions)	December 31, 2016	December 31, 2015	Decommissioning Costs(a)(b)	Year of Cost Study
Duke Energy	$6,205	$5,825	$8,150	2013 and 2014
Duke Energy Carolinas	3,273	3,050	3,420	2013
Duke Energy Progress	2,217	2,035	3,550	2014
Duke Energy Florida(c)	715	740	1,180	2013
(a)    Amounts for Progress Energy equal the sum of Duke Energy Progress and Duke Energy Florida.

(b)	Amounts include the Subsidiary Registrants' ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.

(c)	Duke Energy Florida received reimbursements form the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3 during 2016.
The NCUC, PSCSC, FPSC and FERC have allowed Electric Utilities and Infrastructure to recover estimated decommissioning costs through retail and wholesale rates over the expected remaining service periods of their nuclear stations. Electric Utilities and Infrastructure believes the decommissioning costs being recovered through rates, when coupled with the existing fund balance and expected fund earnings, will be sufficient to provide for the cost of future decommissioning. For additional information, see Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations.”
The Nuclear Waste Policy Act of 1982 (as amended) (NWPA) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The NWPA promotes increased usage of interim storage of spent nuclear fuel at existing nuclear plants. Electric Utilities and Infrastructure will continue to maximize the use of spent fuel storage capability within its own facilities for as long as feasible.
Under federal law, the U.S. Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. Delays have occurred in the DOE’s proposed permanent repository to be located at Yucca Mountain, Nevada. At this time, DOE's focus is on developing consolidated storage for commercial spent nuclear fuel at one or more central sites rather than at a permanent repository.
Until the DOE begins to accept the spent nuclear fuel, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida will continue to safely manage their spent nuclear fuel. Under current regulatory guidelines, Shearon Harris Nuclear Plant (Harris) has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license. Crystal River Unit 3 was retired in 2013 and placed in SAFSTOR prior to final decommissioning. The spent fuel is currently stored in the spent fuel pool. An independent spent fuel storage installation will be installed to accommodate storage of all the spent nuclear fuel until the DOE accepts the spent nuclear fuel. With certain modifications and approvals by the U.S. Nuclear Regulatory Commission (NRC) to expand the on-site dry cask storage facilities, spent nuclear fuel dry storage facilities will be sufficient to provide storage space of spent fuel through the expiration of the operating licenses, including any license renewals, for the Brunswick Nuclear Plant (Brunswick), Catawba Nuclear Station (Catawba), McGuire Nuclear Station (McGuire), Oconee Nuclear Station (Oconee) and Robinson Nuclear Plant (Robinson).
The nuclear power industry faces uncertainties with respect to the cost and long-term availability of disposal sites for spent nuclear fuel and other radioactive waste, compliance with changing regulatory requirements, capital outlays for modifications and new plant construction, the technological and financial aspects of decommissioning plants at the end of their licensed lives and requirements relating to nuclear insurance.

PART I

Electric Utilities and Infrastructure is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. The following table includes the current year of expiration of nuclear operating licenses for nuclear stations in operation. Nuclear operating licenses are potentially subject to extension.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Unit 1 & 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Unit 1 & 2	2033
Oconee Unit 3	2034
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
Duke Energy Florida has requested the NRC to terminate the Crystal River Unit 3 operating license as Crystal River Unit 3 permanently ceased operation in February 2013. For additional information on decommissioning activity, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
On October 27, 2016, and December 15, 2016, the NRC issued combined operating licenses for Duke Energy Florida's proposed Levy Nuclear Plant Units 1 and 2 (Levy) and Duke Energy Carolinas' William States Lee III Nuclear Station Units 1 and 2, respectively. For additional information on these proposed nuclear plants, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
The NRC issues orders with regard to security at nuclear plants in response to new or emerging threats. The most recent orders include additional restrictions on nuclear plant access, increased security measures at nuclear facilities and closer coordination with intelligence, military, law enforcement and emergency response functions at the federal, state and local levels. As the NRC, other governmental entities and the industry continue to consider security issues, it is possible that more extensive security plans could be required.
Regulation
State
The NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (collectively, the state electric utility commissions) approve rates for Duke Energy's retail electric service within their respective states. The state electric utility commissions, to varying degrees, have authority over the construction and operation of Electric Utilities and Infrastructure’s generating facilities. Certificates of Public Convenience and Necessity issued by the state electric utility commissions, as applicable, authorize Electric Utilities and Infrastructure to construct and operate its electric facilities and to sell electricity to retail and wholesale customers. Prior approval from the relevant state electric utility commission is required for the entities within Electric Utilities and Infrastructure to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus earn a reasonable rate of return on its invested capital, including equity.
In addition to rates approved in base rate cases, each of the state electric utility commissions allow recovery of certain costs through various cost-recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over or under-recovered costs, are prudent.
Fuel, fuel-related costs and certain purchased power costs are eligible for recovery by Electric Utilities and Infrastructure. Electric Utilities and Infrastructure uses coal, hydroelectric, natural gas, oil, renewable generation and nuclear fuel to generate electricity, thereby maintaining a diverse fuel mix that helps mitigate the impact of cost increases in any one fuel. Due to the associated regulatory treatment and the method allowed for recovery, changes in fuel costs from year to year have no material impact on operating results of Electric Utilities and Infrastructure, unless a commission finds a portion of such costs to have been imprudent. However, delays between the expenditure for fuel costs and recovery from customers can adversely impact the timing of cash flows of Electric Utilities and Infrastructure.
On December 8, 2016, the PSCSC approved Duke Energy Progress' 2016 South Carolina rate case authorizing an increase of approximately $56 million in revenues over a two-year period. An increase of approximately $38 million in revenues was effective January 1, 2017, and an additional increase of approximately $18.5 million in revenues will be effective January 1, 2018. Duke Energy Progress will amortize approximately $18.5 million from the cost of removal reserve in 2017. Other terms include a rate of return on equity of 10.1 percent, recovery of coal ash costs incurred from January 1, 2015, through June 30, 2016, over a 15-year period and ongoing deferral of allocated ash basin closure costs from July 1, 2016, until the next base rate case. This represents the only base rate case approved and effective in the past three years.
For more information on rate matters and other regulatory proceedings, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
Federal
The FERC approves Electric Utilities and Infrastructure’s cost-based rates for electric sales to certain power and transmission wholesale customers. Regulations of FERC and the state electric utility commissions govern access to regulated electric and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with Electric Utilities and Infrastructure.

PART I

Regional Transmission Organizations (RTO). PJM Interconnection, LLC (PJM) and Midcontinent Independent System Operator, Inc. (MISO) are the Independent System Operators (ISO) and FERC-approved RTOs for the regions in which Duke Energy Ohio and Duke Energy Indiana operate. PJM and MISO operate energy, capacity and other markets, and control the day-to-day operations of bulk power systems through central dispatch.
Duke Energy Ohio is a member of PJM and Duke Energy Indiana is a member of MISO. Transmission owners in these RTOs have turned over control of their transmission facilities and their transmission systems are currently under the dispatch control of the RTOs. Transmission service is provided on a region-wide, open-access basis using the transmission facilities of the RTO members at rates based on the costs of transmission service.
Environmental. Electric Utilities and Infrastructure is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section. See “Other Matters” section of MD&A for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.
GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure conducts natural gas operations primarily through the regulated public utilities of Piedmont and Duke Energy Ohio. The natural gas operations are subject to the rules and regulations of the NCUC, PSCSC, PUCO, KPSC, Tennessee Regulatory Authority (TRA) and the FERC. Gas Utilities and Infrastructure serves residential, commercial, industrial and power generation natural gas customers. Gas Utilities and Infrastructure has over 1.5 million customers, including more than 1 million customers located in North Carolina, South Carolina and Tennessee, and an additional 529,000 customers located within southwestern Ohio and northern Kentucky. In the Carolinas, Ohio and Kentucky, the service areas are comprised of numerous cities, towns and communities. In Tennessee, the service area is the metropolitan area of Nashville.
The number of residential, commercial and industrial customers within the Gas Utilities and Infrastructure service territory is expected to increase over time. Average usage per residential customer is expected to remain flat or decline for the foreseeable future, however decoupled rates in North Carolina and various rate design mechanisms in other jurisdictions to partially mitigate the impact of the declining usage per customer trend on overall profitability. While total industrial and general service sales increased in 2016 when compared to 2015, the growth rate was modest when compared to historical periods.
Gas Utilities and Infrastructure also owns, operates and has investments in various pipeline transmission and natural gas storage facilities.
Natural Gas for Retail Distribution
Gas Utilities and Infrastructure is responsible for the distribution of natural gas to retail customers in its North Carolina, South Carolina, Tennessee, Ohio and Kentucky service territories. Gas Utilities and Infrastructure’s natural gas procurement strategy is to contract primarily with major and independent producers and marketers for gas supply. It also purchases a diverse portfolio of transportation and storage service from interstate pipelines. This strategy allows Gas Utilities and Infrastructure to assure reliable natural gas supply and transportation for its firm customers during peak winter conditions. When firm pipeline services or contracted gas supplies are temporarily not needed due to market demand fluctuations, Gas Utilities and Infrastructure may release these services and supplies in the secondary market under FERC-approved capacity release provisions or make wholesale secondary market sales. In 2016, firm supply purchase commitment agreements provided approximately 86 percent of the natural gas supply for Piedmont and 53 percent for Duke Energy Ohio.
Seasonality and the Impact of Weather
Gas Utilities and Infrastructure's costs and revenues are influenced by seasonal patterns due to peak natural gas sales occurring during the winter months. Residential customers are the most impacted by weather. There are certain regulatory mechanisms for the North Carolina, South Carolina and Tennessee service territories that normalize the margins collected from certain customer classes during the winter, providing for an adjustment either up or down. In North Carolina, rate design provides protection from both weather and other usage variations such as conservation, while South Carolina and Tennessee revenues are adjusted solely based on weather. Rate design for the Ohio service territory also mitigates the impacts of weather on customer bills. Estimated weather impacts are based on actual current period weather compared to normal weather conditions. Normal weather conditions are defined as the long-term average of actual historical weather conditions.
Degree-day data are used to estimate energy required to maintain comfortable indoor temperatures based on each day’s average temperature. Heating-degree days measure the variation in weather based on the extent the average daily temperature falls below a base temperature. The methodology used to estimate the applicable impact of weather does not consider all variables that may impact customer response to weather conditions, such as wind chill. The precision of this estimate may also be impacted by applying long-term weather trends to shorter-term periods.
Competition
Gas Utilities and Infrastructure’s businesses operate as the sole supplier of natural gas within their retail service territories, with the exception of Ohio, which has a competitive natural gas supply market for distribution service. Gas Utilities and Infrastructure owns and operates facilities necessary to transport and distribute natural gas. Gas Utilities and Infrastructure earns retail margin on the transmission and distribution of natural gas and not on the cost of the underlying commodity. Services are priced by state commission approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable natural gas at fair prices.

PART I

In residential, commercial and industrial customer markets, natural gas distribution operations compete with other companies that supply energy, primarily electric companies, propane and fuel oil dealers, renewable energy providers and coal companies in relation to sources of energy for electric power plants, as well as nuclear energy. A significant competitive factor is price. Gas Utilities and Infrastructure's primary product competition is with electricity for heating, water heating and cooking. Increases in the price of natural gas or decreases in the price of other energy sources could negatively impact competitive position by decreasing the price benefits of natural gas to the consumer. In the case of industrial customers, such as manufacturing plants, adverse economic or market conditions, including higher gas costs, could cause these customers to suspend business operations or to use alternative sources of energy in favor of energy sources with lower per-unit costs.
Higher gas costs or decreases in the price of other energy sources may allow competition from alternative energy sources for applications that have traditionally used natural gas, encouraging some customers to move away from natural gas-fired equipment to equipment fueled by other energy sources. Competition between natural gas and other forms of energy is also based on efficiency, performance, reliability, safety and other non-price factors. Technological improvements in other energy sources and events that impair the public perception of the non-price attributes of natural gas could erode our competitive advantage. These factors in turn could decrease the demand for natural gas, impair our ability to attract new customers and cause existing customers to switch to other forms of energy or to bypass our systems in favor of alternative competitive sources. This could result in slow or no customer growth and could cause customers to reduce or cease using our product, thereby reducing our ability to make capital expenditures and otherwise grow our business and adversely affecting our earnings.
Pipeline and Storage Investments
Duke Energy, through its Gas Utilities and Infrastructure segment, is a 47 percent equity member of Atlantic Coast Pipeline, LLC (ACP) that plans to build and own the proposed Atlantic Coast Pipeline (ACP Pipeline), an approximately 600-mile interstate natural gas pipeline. Prior to the Piedmont acquisition, Duke Energy owned a 40 percent equity ownership in ACP. The pipeline is intended to transport diverse gas supplies into southeastern markets. Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. The estimated in-service date of the pipeline is in the second half of 2019.
Gas Utilities and Infrastructure also has a 7.5 percent equity ownership interest in Sabal Trail Transmission, LLC (Sabal Trail). Sabal Trail is a joint venture that is constructing a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida. The Sabal Trail pipeline has received regulatory approvals and initiated construction of the pipeline with an expected in-service date in mid-2017. The Sabal Trail pipeline will traverse Alabama, Georgia and Florida.
As a result of the Piedmont acquisition, Duke Energy, through its Gas Utilities and Infrastructure segment, has a 21.49 percent equity ownership interest in Cardinal Pipeline Company, LLC (Cardinal), an intrastate pipeline located in North Carolina regulated by the NCUC, and a 24 percent equity ownership interest in Constitution Pipeline Company, LLC (Constitution), an interstate pipeline development company formed to develop, construct, own and operate a 124-mile natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, regulated by the FERC.
Duke Energy, as a result of the Piedmont acquisition, also has a 45 percent equity ownership in Pine Needle LNG Company, LLC (Pine Needle), an interstate liquefied natural gas storage facility located in North Carolina and a 50 percent equity ownership interest in Hardy Storage Company, LLC (Hardy Storage), an underground interstate natural gas storage facility located in Hardy and Hampshire counties in West Virginia, both regulated by the FERC.
KO Transmission Company (KO Transmission), a wholly owned subsidiary of Duke Energy Ohio, is an interstate pipeline company engaged in the business of transporting natural gas and is subject to the rules and regulations of FERC. KO Transmission's 90-mile pipeline supplies natural gas to Duke Energy Ohio and interconnects with the Columbia Gulf Transmission pipeline and Tennessee Gas Pipeline. An approximately 70-mile portion of KO Transmission's pipeline facilities is co-owned by Columbia Gas Transmission Corporation.
See Notes 4, 12 and 17 to the Consolidated Financial Statements, "Regulatory Matters," "Investments in Unconsolidated Affiliates" and "Variable Interest Entities," respectively, for further information on Duke Energy's pipeline investments.
Inventory
Gas Utilities and Infrastructure must maintain adequate natural gas inventory in order to provide reliable delivery to customers. As of December 31, 2016, the inventory balance for Gas Utilities and Infrastructure was $108 million. For more information on inventory, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
Regulation
State
The NCUC, PSCSC, PUCO, TRA and KPSC (collectively, the state gas utility commissions) approve rates for Duke Energy's retail natural gas service within their respective states. The state gas utility commissions, to varying degrees, have authority over the construction and operation of Gas Utilities and Infrastructure’s natural gas distribution facilities. Certificates of Public Convenience and Necessity or Certificates of Environmental Compatibility and Public Necessity issued by the state gas utility commissions or other government agencies, as applicable, authorize Gas Utilities and Infrastructure to construct and operate its natural gas distribution facilities and to sell natural gas to retail and wholesale customers. Prior approval from the relevant state gas utility commission is required for Gas Utilities and Infrastructure to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its invested capital, including equity.
In addition to amounts collected from customers though approved base rates, each of the state gas utility commissions allow recovery of certain costs through various cost-recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over- or under-recovered costs, are prudent.

PART I

Natural gas costs are eligible for recovery by Gas Utilities and Infrastructure. Due to the associated regulatory treatment and the method allowed for recovery, changes in natural gas costs from year to year have no material impact on operating results of Gas Utilities and Infrastructure, unless a commission finds a portion of such costs to have not been prudent. However, delays between the expenditure for natural gas and recovery from customers can adversely impact the timing of cash flows of Gas Utilities and Infrastructure.
The following table summarizes certain components underlying recently approved and effective base rates during 2016.

	Annual	Return	Equity
	Increase	on	Component of
	(in millions)	Equity	Capital Structure	Effective Date
Piedmont 2013 North Carolina Rate Case	$31	10.0%	50.7%	January 2014
Piedmont 2016 South Carolina Rate Stabilization Adjustment Filing(a)	8	10.2%	53.0%	November 2016

(a)	Under the rate stabilization adjustment mechanism, Piedmont resets rates in South Carolina based on updated costs and revenues on an annual basis.
Gas Utilities and Infrastructure has integrity management rider (IMR) mechanisms in North Carolina and Tennessee designed to separately track and recover certain costs associated with capital investments incurred to comply with federal pipeline safety and integrity programs, as well as additional state safety and integrity requirements in Tennessee. The following table summarizes information related to recently approved IMR filings.

	Cumulative	Annual Margin	Effective
(in millions)	Investment	Revenues	Date
Piedmont 2016 IMR Filing - North Carolina(a)	$513	$56	December 2016
Piedmont 2016 IMR Filing - Tennessee(b)(c)	173	21	January 2016
(a)    Cumulative investment amounts through September 30, 2016.
(b)    Cumulative investment amounts through October 31, 2015.

(c)
In November 2016, Piedmont filed a petition with the TRA seeking authority to collect an additional $1.7 million in annual margin revenue effective January 2017 based on approximately $20 million of capital investments over the twelve month period ending October 31, 2016. A ruling from the TRA is pending.

For more information on rate matters and other regulatory proceedings, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
Federal
Gas Utilities and Infrastructure is subject to various federal regulations, including regulations that are particular to the natural gas industry. These federal regulations include but are not limited to the following:

•
Regulations of the FERC affect the certification and siting of new interstate natural gas pipeline projects, the purchase and sale of, the prices paid for, and the terms and conditions of service for the interstate transportation and storage of natural gas.

•	Regulations of the U.S. Department of Transportation affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems.

•
Regulations of the EPA relate to the environment including proposed air emissions regulations that would expand to include emissions of methane. For a discussion of environmental regulation, see “Environmental Matters” in this section. Refer to “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.

Regulations of FERC and the state gas utility commissions govern access to regulated natural gas and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with Gas Utilities and Infrastructure.
COMMERCIAL RENEWABLES
Commercial Renewables primarily acquires, builds, develops and operates wind and solar renewable generation throughout the continental U.S. The portfolio includes nonregulated renewable energy and energy storage businesses.
Commercial Renewables' renewable energy includes utility-scale wind and solar generation assets which total 2,900 MW across 14 states from 21 wind farms and 63 commercial solar farms. Revenues are primarily generated by selling the power produced from renewable generation through long-term contracts to utilities, electric cooperatives, municipalities and commercial and industrial customers. In most instances, these customers have obligations under state-mandated renewable energy portfolio standards or similar state or local renewable energy goals. Energy and renewable energy credits generated by wind and solar projects are generally sold at contractual prices. In addition, as eligible wind and solar projects are placed in service, Commercial Renewables recognizes either investment tax credits (ITC) when the renewable project achieves commercial availability or production tax credits (PTC) as power is generated by the project over 10 years. Renewable ITC are recognized over the useful life of the asset with the benefit of the tax basis adjustment due to the ITC recognized in income in the year of commercial availability.

PART I

As part of its growth strategy, Commercial Renewables has expanded its investment portfolio through the addition of distributed solar companies and projects, energy storage systems and energy management solutions specifically tailored to commercial businesses. These investments include the 2015 acquisition of REC Solar Corp., a California-based provider of solar installations for retail, manufacturing, agriculture, technology, government and nonprofit customers across the U.S. and Phoenix Energy Technologies Inc., a California-based provider of enterprise energy management and information software to commercial businesses.
For additional information on Commercial Renewables' generation facilities, see Item 2, “Properties.”
Regulation
Commercial Renewables is subject to regulation at the federal level, primarily from the FERC. Regulations of the FERC govern access to regulated market information by nonregulated entities and services provided between regulated and nonregulated utilities.
Market Environment and Competition
The market price of commodities and services, along with the quality and reliability of services provided, drive competition in the wholesale energy business. Commercial Renewables' main competitors include other nonregulated generators and wholesale power providers.
Sources of Electricity
Commercial Renewables relies on wind and solar resources for its generation of electric energy.
OTHER
The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes unallocated corporate interest expense, certain unallocated corporate costs, Bison Insurance Company Limited (Bison), contributions to the Duke Energy Foundation, Duke Energy's 25 percent equity interest in NMC and immaterial investments in businesses Duke Energy has retained from previous divestitures that are no longer part of its current operating segments.
Bison is a wholly owned captive insurance subsidiary of Duke Energy with principal activities that include the indemnification of various business risks and losses, such as property, workers’ compensation and general liability of Duke Energy subsidiaries and affiliates.
NMC is a joint venture that operates in Jubail, Saudi Arabia as a large regional producer of methanol and methyl tertiary butyl ether (MTBE), an additive to gasoline. Duke Energy has an effective economic ownership interest in NMC of 25 percent and records activity of the investment using the equity method of accounting. Upon the successful startup of NMC's polyacetal production facility, which is expected to occur in the second quarter of 2017, Duke Energy’s economic ownership interest in NMC will decrease to 17.5 percent while Duke Energy will retain 25 percent of the NMC's board representation and voting rights.
Regulation
Certain entities within Other are subject to the jurisdiction of federal, state and local agencies.
Employees
On December 31, 2016, Duke Energy had a total of 28,798 employees on its payroll. The total includes 5,509 employees who are represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working practices, and other terms and conditions of employment.

PART I

Executive Officers of the Registrants
The following table sets forth the individuals who currently serve as executive officers. Executive officers serve until their successors are duly elected or appointed.

Name	Age(a)	Current and Recent Positions Held
Lynn J. Good	57
Chairman, President and Chief Executive Officer. Ms. Good was elected as Chairman of the Board, effective January 1, 2016, and assumed her position as President and Chief Executive Officer in July 2013. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009.

Steven K. Young	58
Executive Vice President and Chief Financial Officer. Mr. Young assumed his current position in August 2013. Prior to that, he had served as Senior Vice President, Chief Accounting Officer and Controller since April 2006.

Douglas F Esamann	59
Executive Vice President, Energy Solutions and President, Midwest and Florida Regions. Mr. Esamann assumed his current position in September 2016 and was Executive Vice President and President, Midwest and Florida Regions since June 2015. Prior to that, he was President, Duke Energy Indiana since November 2010.

Lloyd M. Yates	56
Executive Vice President, Customer and Delivery Operations and President, Carolinas Region. Mr. Yates assumed his current position in September 2016 and was Executive Vice President, Market Solutions and President, Carolinas Region since August 2014. He held the position of Executive Vice President, Regulated Utilities from December 2012 to August 2014, and prior to that, had served as Executive Vice President, Customer Operations since July 2012, upon the merger of Duke Energy and Progress Energy. Prior to the merger, Mr. Yates was President and Chief Executive Officer of Progress Energy Carolinas, Inc., which is now known as Duke Energy Progress, LLC. since July 2007.

Dhiaa M. Jamil	60
Executive Vice President and Chief Operating Officer. Mr. Jamil assumed the role of Chief Operating Officer in May 2016. Prior to his current position, he had held the title Executive Vice President and President, Regulated Generation and Transmission since June 2015. Prior to that, he had served as Executive Vice President and President, Regulated Generation since August 2014. He served as Executive Vice President and President of Duke Energy Nuclear from March 2013 to August 2014, and Chief Nuclear Officer from February 2008 to February 2013. He also served as Chief Generation Officer for Duke Energy from July 2009 to June 2012.

Franklin H. Yoho	57
Executive Vice President and President, Natural Gas. Mr. Yoho assumed his current position in October 2016 upon the acquisition of Piedmont by Duke Energy. Prior to this appointment, he served as Senior Vice President and Chief Commercial Officer of Piedmont since August 2011. Prior to that, he served as Senior Vice President-Commercial Operations since March 2002.

Julia S. Janson	52
Executive Vice President, Chief Legal Officer and Corporate Secretary. Ms. Janson assumed her current position in December 2012 and, in February 2016, assumed the interim responsibilities for the External Affairs and Strategic Policy organization. Prior to that, she had held the position of President of Duke Energy Ohio and Duke Energy Kentucky since 2008.

Melissa H. Anderson	52
Executive Vice President, Administration and Chief Human Resources Officer. Ms. Anderson assumed her position in May 2016 and had been Executive Vice President and Chief Human Resources Officer since January 2015. Prior to joining Duke Energy, she served as Senior Vice President of Human Resources at Domtar Inc. since 2010.

William E. Currens Jr.	47
Senior Vice President, Chief Accounting Officer and Controller. Mr. Currens assumed his current position in May 2016. Prior to that, he had held the position of Vice President, Investor Relations since 2008.

(a)    The ages of the officers provided are as of December 31, 2016.
There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.
Environmental Matters
The Duke Energy Registrants are subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting the Duke Energy Registrants include, but are not limited to:

•
The Clean Air Act (CAA), as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

•	The Clean Water Act (CWA), which requires permits for facilities that discharge wastewaters into navigable waters.

•
The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that currently owns or in the past owned or operated a disposal site, as well as transporters or generators of hazardous substances sent to a disposal site, to share in remediation costs.

•	The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their permitting and licensing decisions, including siting approvals.

PART I

•
Coal Ash Act, as amended, which establishes requirements regarding the use and closure of existing ash basins, the disposal of ash at active coal plants and the handling of surface and groundwater water impacts from ash basins in North Carolina.

•
RCRA, which creates the framework for the proper management of hazardous and nonhazardous solid waste, classifies CCR as nonhazardous waste and establishes requirements regarding landfill design and management and monitoring of CCR, including ash basins.

•	The Solid Waste Disposal Act, as amended by the RCRA, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory oversight program.
For more information on environmental matters, see Notes 5 and 9 to the Consolidated Financial Statements, “Commitments and Contingencies – Environmental” and "Asset Retirement Obligations," respectively, and the “Other Matters” section of MD&A. Except as otherwise described in these sections, costs to comply with current federal, state and local provisions regulating the discharge of materials into the environment or other potential costs related to protecting the environment are incorporated into the routine cost structure of our various business segments and are not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.
The "Other Matters" section of MD&A includes an estimate of future capital expenditures required to comply with environmental regulations and a discussion of Global Climate Change including the potential impact of current and future legislation related to greenhouse gas (GHG) emissions on the Duke Energy Registrants' operations. Recently passed and potential future environmental statutes and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if and when such statutes and regulations become effective, the Duke Energy Registrants will seek appropriate regulatory recovery of costs to comply within its regulated operations.
DUKE ENERGY CAROLINAS

Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas’ service area covers approximately 24,000 square miles and supplies electric service to 2.5 million residential, commercial and industrial customers. For information about Duke Energy Carolinas’ generating facilities, see Item 2, “Properties.” Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
Substantially all of Duke Energy Carolinas' operations are regulated and qualify for regulatory accounting. Duke Energy Carolinas operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
PROGRESS ENERGY

Progress Energy is a public utility holding company primarily engaged in the regulated electric utility business and is subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. When discussing Progress Energy’s financial information, it necessarily includes the results of Duke Energy Progress and Duke Energy Florida.
Substantially all of Progress Energy’s operations are regulated and qualify for regulatory accounting. Progress Energy operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY PROGRESS

Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress’ service area covers approximately 32,000 square miles and supplies electric service to approximately 1.5 million residential, commercial and industrial customers. For information about Duke Energy Progress’ generating facilities, see Item 2, “Properties.” Duke Energy Progress is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
Substantially all of Duke Energy Progress’ operations are regulated and qualify for regulatory accounting. Duke Energy Progress operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY FLORIDA

Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida’s service area covers approximately 13,000 square miles and supplies electric service to approximately 1.8 million residential, commercial and industrial customers. For information about Duke Energy Florida’s generating facilities, see Item 2, “Properties.” Duke Energy Florida is subject to the regulatory provisions of the FPSC, NRC and FERC.
Substantially all of Duke Energy Florida’s operations are regulated and qualify for regulatory accounting. Duke Energy Florida operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

PART I

DUKE ENERGY OHIO

Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, in the generation and sale of electricity in portions of Kentucky and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio also conducts competitive auctions for retail electricity supply in Ohio whereby recovery of the energy price is from retail customers. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the PUCO, KPSC and FERC.
Duke Energy Ohio’s service area covers approximately 3,000 square miles and supplies electric service to approximately 850,000 residential, commercial and industrial customers and provides transmission and distribution services for natural gas to approximately 529,000 customers. For information about Duke Energy Ohio's generating facilities, see Item 2, “Properties.”
KO Transmission, a wholly owned subsidiary of Duke Energy Ohio, is an interstate pipeline company engaged in the business of transporting natural gas and is subject to the rules and regulations of FERC. KO Transmission's 90-mile pipeline supplies natural gas to Duke Energy Ohio and interconnects with the Columbia Gulf Transmission pipeline and Tennessee Gas Pipeline. An approximately 70-mile portion of KO Transmission's pipeline facilities is co-owned by Columbia Gas Transmission Corporation.
On April 2, 2015, Duke Energy completed the sale of its nonregulated Midwest generation business, which sold power into wholesale energy markets, to a subsidiary of Dynegy. For further information about the sale of the Midwest Generation business, refer to Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions."
Substantially all of Duke Energy Ohio's operations that remain after the sale qualify for regulatory accounting.
Business Segments
Duke Energy Ohio has two reportable operating segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. For additional information on these business segments, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY INDIANA

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana’s service area covers 23,000 square miles and supplies electric service to 820,000 residential, commercial and industrial customers. See Item 2, “Properties” for further discussion of Duke Energy Indiana’s generating facilities, transmission and distribution. Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC.
Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting. Duke Energy Indiana operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
ITEM 1A. RISK FACTORS

In addition to other disclosures within this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations – Matters Impacting Future Results" for each registrant in Item 7, and other documents filed with the SEC from time to time, the following factors should be considered in evaluating Duke Energy and its subsidiaries. Such factors could affect actual results of operations and cause results to differ substantially from those currently expected or sought. Unless otherwise indicated, risk factors discussed below generally relate to risks associated with all of the Duke Energy Registrants. Risks identified at the Subsidiary Registrant level are generally applicable to Duke Energy.
Business Strategy Risks
Duke Energy’s future results could be adversely affected if it is unable to implement its business strategy.
Duke Energy’s future results of operations depend, in significant part, on the extent to which it can implement its business strategy successfully. Duke Energy's strategy, including transforming the customer experience, modernizing the energy grid, generating cleaner energy, expansion of natural gas infrastructure and engaging employees and stakeholders to accomplish these priorities, is subject to business, economic and competitive uncertainties and contingencies, many of which are beyond its control. As a consequence, Duke Energy may not be able to fully implement or realize the anticipated results of its strategy.

PART I

Regulatory, Legislative and Legal Risks
The Duke Energy Registrants’ regulated utility revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, electric and gas transmission, distribution and related activities, which may limit their ability to recover costs.
The Duke Energy Registrants’ regulated electric and natural gas utility businesses are regulated on a cost-of-service/rate-of-return basis subject to statutes and regulatory commission rules and procedures of North Carolina, South Carolina, Florida, Ohio, Tennessee, Indiana and Kentucky. If the Duke Energy Registrants’ regulated utility earnings exceed the returns established by the state utility commissions, retail electric and natural gas rates may be subject to review and possible reduction by the commissions, which may decrease the Duke Energy Registrants’ future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, the Duke Energy Registrants’ future earnings could be negatively impacted.
If legislative and regulatory structures were to evolve in such a way that the Duke Energy Registrants’ exclusive rights to serve their regulated customers were eroded, their future earnings could be negatively impacted. Federal and state regulations, laws and other efforts designed to promote and expand the use of energy efficiency measures and distributed generation technologies, such as private solar and battery storage, in Duke Energy service territories could result in customers leaving the electric distribution system and an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power at the full retail amount. Over time, customer adoption of these technologies and increased energy efficiency could result in excess generation resources as well as stranded costs if Duke Energy is not able to fully recover the costs and investment in generation.
State regulators have approved various mechanisms to stabilize natural gas utility margins, including margin decoupling in North Carolina, rate stabilization in South Carolina and uncollectible natural gas cost recovery in all states. State regulators have approved other margin stabilizing mechanisms that, for example, allow for recovery of margin losses associated with negotiated transactions designed to retain large volume customers that could use alternative fuels or that may otherwise directly access natural gas supply through their own connection to an interstate pipeline. If regulators decided to discontinue the Duke Energy Registrants' use of tariff mechanisms, it would negatively impact results of operations, financial condition and cash flows. In addition, regulatory authorities also review whether natural gas costs are prudent and can disallow the recovery of a portion of natural gas costs that the Duke Energy Registrants seek to recover from customers, which would adversely impact earnings.
The electric rates that the Duke Energy Registrants’ regulated utility businesses are allowed to charge are established by state utility commissions in rate case proceedings, which may limit their ability to recover costs and earn an appropriate return on investment.
The rates that the Duke Energy Registrants’ regulated utility business are allowed to charge significantly influences the results of operations, financial position and liquidity of the Duke Energy Registrants. The regulation of the rates that the regulated utility businesses charge customers is determined, in large part, by state utility commissions in rate case proceedings. Negative decisions made by these regulators could have a material adverse effect on the Duke Energy Registrants’ results of operations, financial position or liquidity and affect the ability of the Duke Energy Registrants to recover costs and an appropriate return on the significant infrastructure investments being made. Duke Energy cannot predict the outcome of these rate case proceedings.
Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect the Duke Energy Registrants’ financial position, results of operations or cash flows and their utility businesses.
Increased competition resulting from deregulation or restructuring legislation could have a significant adverse impact on the Duke Energy Registrants’ results of operations, financial position or cash flows. Retail competition and the unbundling of regulated electric service could have a significant adverse financial impact on the Duke Energy Registrants due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. The Duke Energy Registrants cannot predict the extent and timing of entry by additional competitors into the electric markets. The Duke Energy Registrants cannot predict if or when they will be subject to changes in legislation or regulation, nor can they predict the impact of these changes on their financial position, results of operations or cash flows.
The Duke Energy Registrants’ businesses are subject to extensive federal regulation and a wide variety of laws and governmental policies, including taxes, that may change over time in ways that affect operations and costs.
Duke Energy is subject to regulations under a wide variety of U.S. federal and state regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that result in material modifications of business models and objectives or affect returns on investment by restricting activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, a substantial revision to the U.S. tax code, such as changes to the corporate tax rate or a material change in the deductibility of interest could significantly change Duke Energy's effective tax rate, the cost of capital and have an impact on results of operations and cash flows.
The Duke Energy Registrants are subject to regulation by FERC, NRC, EPA and various other federal agencies as well as the North American Electric Reliability Corporation. Regulation affects almost every aspect of the Duke Energy Registrants’ businesses, including, among other things, their ability to: take fundamental business management actions; determine the terms and rates of transmission and distribution services; make acquisitions; issue equity or debt securities; engage in transactions with other subsidiaries and affiliates; and pay dividends upstream to the Duke Energy Registrants. Changes to federal regulations are continuous and ongoing. The Duke Energy Registrants cannot predict the future course of regulatory changes or the ultimate effect those changes will have on their businesses. However, changes in regulation can cause delays in or affect business planning and transactions and can substantially increase the Duke Energy Registrants’ costs.

PART I

The Duke Energy Registrants are subject to numerous environmental laws and regulations requiring significant capital expenditures that can increase the cost of operations, and which may impact or limit business plans, or cause exposure to environmental liabilities.
The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of their present and future operations, including CCRs, air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require the Duke Energy Registrants to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps the Duke Energy Registrants could be required to take to ensure their facilities are in compliance could be prohibitively expensive. As a result, the Duke Energy Registrants may be required to shut down or alter the operation of their facilities, which may cause the Duke Energy Registrants to incur losses. Further, the Duke Energy Registrants may not be successful in recovering capital and operating costs incurred to comply with new environmental regulations through existing regulatory rate structures and their contracts with customers. Also, the Duke Energy Registrants may not be able to obtain or maintain from time to time all required environmental regulatory approvals for their operating assets or development projects. Delays in obtaining any required environmental regulatory approvals, failure to obtain and comply with them or changes in environmental laws or regulations to more stringent compliance levels could result in additional costs of operation for existing facilities or development of new facilities being prevented, delayed or subject to additional costs. Although it is not expected that the costs to comply with current environmental regulations will have a material adverse effect on the Duke Energy Registrants’ financial position, results of operations or cash flows due to regulatory cost recovery, the Duke Energy Registrants are at risk that the costs of complying with environmental regulations in the future will have such an effect.
The EPA has recently enacted or proposed new federal regulations governing the management of cooling water intake structures, wastewater and CO2 emissions. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.
The Duke Energy Registrants' operations, capital expenditures and financial results may be affected by regulatory changes related to the impacts of global climate change.
There is continued concern, both nationally and internationally, about climate change. Although there is no federal climate change legislation, in 2016, the United States signed the Paris Agreement on climate change by which the signatories agreed to pursue efforts to limit the increase in the global average temperature by less than 2 degrees Celsius above pre-industrial levels. If the United States honors the Paris accord, the EPA may adopt and implement regulations to further restrict emissions of GHGs. Increased regulation of GHG emissions could impose significant additional costs on the Duke Energy Registrants' operations, their suppliers and customers. Regulatory changes could also result in generation facilities to be retired early and result in stranded costs if Duke Energy is not able to fully recover the costs and investment in generation. At this time, the effect that climate change regulation may have in the future on Duke Energy's business, financial condition or results of operations is not able to be predicted.
Operational Risks
The Duke Energy Registrants’ results of operations may be negatively affected by overall market, economic and other conditions that are beyond their control.
Sustained downturns or sluggishness in the economy generally affect the markets in which the Duke Energy Registrants operate and negatively influence operations. Declines in demand for electricity or natural gas as a result of economic downturns in the Duke Energy Registrants’ regulated service territories will reduce overall sales and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity and the use of natural gas. Although the Duke Energy Registrants’ regulated electric and natural gas businesses are subject to regulated allowable rates of return and recovery of certain costs, such as fuel and purchased gas costs, under periodic adjustment clauses, overall declines in electricity or natural gas sold as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. Additionally, prolonged economic downturns that negatively impact the Duke Energy Registrants’ results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including goodwill, to their respective fair values.
The Duke Energy Registrants also sell electricity into the spot market or other competitive power markets on a contractual basis. With respect to such transactions, the Duke Energy Registrants are not guaranteed any rate of return on their capital investments through mandated rates, and revenues and results of operations are likely to depend, in large part, upon prevailing market prices. These market prices may fluctuate substantially over relatively short periods of time and could reduce the Duke Energy Registrants’ revenues and margins, thereby diminishing results of operations.
Factors that could impact sales volumes, generation of electricity and market prices at which the Duke Energy Registrants are able to sell electricity and natural gas are as follows:

•
weather conditions, including abnormally mild winter or summer weather that cause lower energy or natural gas usage for heating or cooling purposes, as applicable, and periods of low rainfall that decrease the ability to operate facilities in an economical manner;

•	supply of and demand for energy commodities;

•	transmission or transportation constraints or inefficiencies that impact nonregulated energy operations;

•
availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, nuclear or natural gas plants, and customer usage of energy-efficient equipment that reduces energy demand;

•	natural gas, crude oil and refined products production levels and prices;

PART I

•	ability to procure satisfactory levels of inventory, such as coal, natural gas and uranium; and

•	capacity and transmission service into, or out of, the Duke Energy Registrants’ markets.
Duke Energy’s acquisition of Piedmont may not achieve its intended results.
Duke Energy and Piedmont completed the merger agreement with the expectation that the transaction will result in various benefits, including, among other things, being accretive to earnings and foundational to establishing a broader natural gas infrastructure business within Duke Energy. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the business of Piedmont is integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy, all of which could have an adverse effect on the combined company’s financial position, results of operations or cash flows.
Natural disasters or operational accidents may adversely affect the Duke Energy Registrants’ operating results.
Natural disasters (such as electromagnetic events or the 2011 earthquake and tsunami in Japan) or other operational accidents within the company or industry (such as the San Bruno, California natural gas transmission pipeline failure) could have direct significant impacts on the Duke Energy Registrants as well as on key contractors and suppliers. Such events could indirectly impact the Duke Energy Registrants through changes to policies, laws and regulations whose compliance costs have a significant impact on the Duke Energy Registrants’ financial position, results of operations and cash flows.
The reputation and financial condition of the Duke Energy Registrants could be negatively impacted due to their obligations to comply with federal and state regulations, laws, and other legal requirements that govern the operations, assessments, storage, closure, remediation, disposal and monitoring relating to CCR, the high costs and new rate impacts associated with implementing these new CCR-related requirements and the strategies and methods necessary to implement these requirements in compliance with these legal obligations.
As a result of electricity produced for decades at coal-fired power plants, the Duke Energy Registrants manage large amounts of CCR that are primarily stored in dry storage within landfills or combined with water in other surface impoundments, all in compliance with applicable regulatory requirements. However, the potential exists for another CCR-related incident, such as the one that occurred during the 2014 Dan River Steam Station ash basin release, that could raise environmental or general public health concerns. Such a CCR-related incident could have a material adverse impact on the reputation and financial condition of the Duke Energy Registrants.
During 2015, EPA regulations were enacted related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under the RCRA and apply to electric generating sites with new and existing landfills, new and existing surface impoundments, structural fills and CCR piles, and establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments will continue to be independently regulated by existing state laws, regulations and permits, as well as additional legal requirements that may be imposed in the future. These federal and state laws, regulations and other legal requirements may require or result in additional expenditures, increased operating and maintenance costs and/or result in closure of certain power generating facilities, which could affect the financial position, results of operations and cash flows of the Duke Energy Registrants. The Duke Energy Registrants intend to seek full cost recovery for expenditures through the normal ratemaking process with state and federal utility commissions, who permit recovery in rates of necessary and prudently incurred costs associated with the Duke Energy Registrants’ regulated operations, and through other wholesale contracts with terms that contemplate recovery of such costs, although there is no guarantee of full cost recovery. In addition, the timing for recovery of such costs could have a material adverse impact on Duke Energy's cash flows.
The Duke Energy Registrants have recognized significant asset retirement obligations related to these CCR-related requirements. Closure activities began in 2015 at the four sites specified as high priority by the Coal Ash Act and at the W.S. Lee Steam Station site in South Carolina in connection with other legal requirements. Excavation at these sites involves movement of large amounts of CCR materials to off-site locations for use as structural fill, to appropriate engineered off-site or onsite lined landfills or conversion of the ash for beneficial use. At other sites, preliminary planning and closure methods have been studied and factored into the estimated retirement and management costs. The Coal Ash Act requires CCR surface impoundments in North Carolina to be closed, with the closure method based on a risk ranking classification determined by state regulators. As the closure and CCR management work progresses and final closure plans and corrective action measures are developed and approved at each site, the scope and complexity of work and the amount of CCR material could be greater than estimates and could, therefore, materially increase compliance expenditures and rate impacts.
The Duke Energy Registrants’ financial position, results of operations and cash flows may be negatively affected by a lack of growth or slower growth in the number of customers, or decline in customer demand or number of customers.
Growth in customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional power generation and delivery facilities. Customer growth and customer usage are affected by a number of factors outside the control of the Duke Energy Registrants, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.
Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.
Advances in distributed generation technologies that produce power, including fuel cells, micro-turbines, wind turbines and solar cells, may reduce the cost of alternative methods of producing power to a level competitive with central power station electric production utilized by the Duke Energy Registrants.

PART I

Some or all of these factors could result in a lack of growth or decline in customer demand for electricity or number of customers and may cause the failure of the Duke Energy Registrants to fully realize anticipated benefits from significant capital investments and expenditures which could have a material adverse effect on their financial position, results of operations and cash flows.
Furthermore, the Duke Energy Registrants currently have energy efficiency riders in place to recover the cost of energy efficiency programs in North Carolina, South Carolina, Florida, Ohio and Kentucky. Should the Duke Energy Registrants be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact.
The Duke Energy Registrants’ operating results may fluctuate on a seasonal and quarterly basis and can be negatively affected by changes in weather conditions and severe weather, including extreme weather conditions associated with climate change.
Electric power generation and natural gas distribution are generally seasonal businesses. In most parts of the U.S., the demand for power peaks during the warmer summer months, with market prices also typically peaking at that time. In other areas, demand for power peaks during the winter. Demand for natural gas peaks during the winter months. Further, extreme weather conditions such as heat waves, winter storms and severe weather associated with climate change could cause these seasonal fluctuations to be more pronounced. As a result, the overall operating results of the Duke Energy Registrants’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period-to-period comparison less relevant.
Sustained severe drought conditions could impact generation by hydroelectric plants, as well as fossil and nuclear plant operations, as these facilities use water for cooling purposes and for the operation of environmental compliance equipment. Furthermore, destruction caused by severe weather events, such as hurricanes, tornadoes, severe thunderstorms, snow and ice storms, can result in lost operating revenues due to outages, property damage, including downed transmission and distribution lines, and additional and unexpected expenses to mitigate storm damage. The cost of storm restoration efforts may not be fully recoverable through the regulatory process.
The Duke Energy Registrants’ sales may decrease if they are unable to gain adequate, reliable and affordable access to transmission assets.
The Duke Energy Registrants depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver electricity sold to the wholesale market. FERC’s power transmission regulations require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. If transmission is disrupted, or if transmission capacity is inadequate, the Duke Energy Registrants’ ability to sell and deliver products may be hindered.
The different regional power markets have changing regulatory structures, which could affect growth and performance in these regions. In addition, the ISOs who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to address volatility in the power markets. These types of price limitations and other mechanisms may adversely impact the profitability of the Duke Energy Registrants’ wholesale power marketing business.
Duke Energy may be unable to complete necessary or desirable pipeline expansion or infrastructure development or maintenance projects, which may delay or prevent the Duke Energy Registrants from serving natural gas customers or expanding the natural gas business.
In order to serve current or new natural gas customers or expand the service to existing customers, the Duke Energy Registrants need to maintain, expand or upgrade distribution, transmission and/or storage infrastructure, including laying new pipeline and building compressor stations. Various factors, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to projects, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns and the inability to negotiate acceptable agreements relating to rights of way, construction or other material development components, may prevent or delay the completion of projects or increase costs. As a result, the Duke Energy Registrants may be unable to adequately serve existing natural gas customers or support customer growth or could incur higher than anticipated costs, which could have a negative financial impact.
The availability of adequate interstate pipeline transportation capacity and natural gas supply may decrease.
The Duke Energy Registrants purchase almost all of their natural gas supply from interstate sources that must be transported to the applicable service territories. Interstate pipeline companies transport the natural gas to the Duke Energy Registrants' systems under firm service agreements that are designed to meet the requirements of their core markets. A significant disruption to interstate pipelines capacity or reduction in natural gas supply due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyberattacks or other acts of war or legislative or regulatory actions or requirements, including remediation related to integrity inspections, could reduce the normal interstate supply of natural gas and thereby reduce earnings. Moreover, if additional natural gas infrastructure, including, but not limited to, exploration and drilling rigs and platforms, processing and gathering systems, off-shore pipelines, interstate pipelines and storage, cannot be built at a pace that meets demand, then growth opportunities could be limited and earnings negatively impacted.
Fluctuations in commodity prices or availability may adversely affect various aspects of the Duke Energy Registrants’ operations as well as their financial condition, results of operations and cash flows.
The Duke Energy Registrants are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, nuclear fuel, electricity and other energy-related commodities as a result of their ownership of energy-related assets. Fuel costs are recovered primarily through cost-recovery clauses, subject to the approval of state utility commissions.

PART I

Additionally, the Duke Energy Registrants are exposed to risk that counterparties will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of, among other things, transportation delays, weather, labor relations, force majeure events or environmental regulations affecting any of these fuel suppliers, could limit the Duke Energy Registrants' ability to operate their facilities. Should counterparties fail to perform, the Duke Energy Registrants might be forced to replace the underlying commitment at prevailing market prices possibly resulting in losses in addition to the amounts, if any, already paid to the counterparties.
Certain of the Duke Energy Registrants’ hedge agreements may result in the receipt of, or posting of, derivative collateral with counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to the return of collateral received and/or the posting of collateral with counterparties negatively impact liquidity. Downgrades in the Duke Energy Registrants’ credit ratings could lead to additional collateral posting requirements. The Duke Energy Registrants continually monitor derivative positions in relation to market price activity.
Potential terrorist activities, or military or other actions, could adversely affect the Duke Energy Registrants’ businesses.
The continued threat of terrorism and the impact of retaliatory military and other action by the U.S. and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil, which may have material adverse effects in ways the Duke Energy Registrants cannot predict at this time. In addition, future acts of terrorism and possible reprisals as a consequence of action by the U.S. and its allies could be directed against companies operating in the U.S. Information technology systems, transmission and distribution and generation facilities such as nuclear plants could be potential targets of terrorist activities or harmful activities by individuals or groups. The potential for terrorism has subjected the Duke Energy Registrants’ operations to increased risks and could have a material adverse effect on their businesses. In particular, the Duke Energy Registrants may experience increased capital and operating costs to implement increased security for their information technology systems, transmission and distribution and generation facilities, including nuclear power plants under the NRC’s design basis threat requirements. These increased costs could include additional physical plant security and security personnel or additional capability following a terrorist incident.
Cyberattacks and data security breaches could adversely affect the Duke Energy Registrants' businesses.
Information security risks have generally increased in recent years as a result of the proliferation of new technologies and the increased sophistication and frequency of cyberattacks and data security breaches. The utility industry requires the continued operation of sophisticated information technology systems and network infrastructure, which are part of an interconnected regional grid. Additionally, connectivity to the internet continues to increase through smart grid and other initiatives. Because of the critical nature of the infrastructure, increased connectivity to the internet and technology systems’ inherent vulnerability to disability or failures due to hacking, viruses, acts of war or terrorism or other types of data security breaches, the Duke Energy Registrants face a heightened risk of cyberattack. In the event of such an attack, the Duke Energy Registrants could (i) have business operations disrupted, property damaged, customer information stolen and other private information accessed, (ii) experience substantial loss of revenues, repair and restoration costs, implementation costs for additional security measures to avert future cyberattacks and other financial loss and (iii) be subject to increased regulation, litigation and reputational damage.
Failure to attract and retain an appropriately qualified workforce could unfavorably impact the Duke Energy Registrants’ results of operations.
Certain events, such as an aging workforce, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the lengthy time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may increase. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate the business, especially considering the workforce needs associated with nuclear generation facilities and new skills required to operate a modernized, technology-enabled power grid. If the Duke Energy Registrants are unable to successfully attract and retain an appropriately qualified workforce, their financial position, results of operations or cash flows could be negatively affected.
The costs of retiring Duke Energy Florida’s Crystal River Unit 3 could prove to be more extensive than is currently identified.
Costs to retire and decommission the plant could exceed estimates and, if not recoverable through the regulatory process, could adversely affect Duke Energy’s, Progress Energy’s and Duke Energy Florida’s financial condition, results of operations and cash flows.
Duke Energy Ohio’s and Duke Energy Indiana’s membership in an RTO presents risks that could have a material adverse effect on their results of operations, financial condition and cash flows.
The rules governing the various regional power markets may change, which could affect Duke Energy Ohio’s and Duke Energy Indiana’s costs and/or revenues. To the degree Duke Energy Ohio and Duke Energy Indiana incur significant additional fees and increased costs to participate in an RTO, their results of operations may be impacted. Duke Energy Ohio and Duke Energy Indiana may be allocated a portion of the cost of transmission facilities built by others due to changes in RTO transmission rate design. Duke Energy Ohio and Duke Energy Indiana may be required to expand their transmission system according to decisions made by an RTO rather than their own internal planning process. While RTO transmission rates were initially designed to be revenue neutral, various proposals and proceedings currently taking place by the FERC may cause transmission rates to change from time to time. In addition, RTOs have been developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial impact on Duke Energy Ohio and Duke Energy Indiana.
As members of an RTO, Duke Energy Ohio and Duke Energy Indiana are subject to certain additional risks, including those associated with the allocation among RTO members, of losses caused by unreimbursed defaults of other participants in the RTO markets and those associated with complaint cases filed against an RTO that may seek refunds of revenues previously earned by RTO members.

PART I

Nuclear Generation Risks
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida may incur substantial costs and liabilities due to their ownership and operation of nuclear generating facilities.
Ownership interest in and operation of nuclear stations by Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida subject them to various risks. These risks include, among other things: the potential harmful effects on the environment and human health resulting from the current or past operation of nuclear facilities and the storage, handling and disposal of radioactive materials; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.
Ownership and operation of nuclear generation facilities requires compliance with licensing and safety-related requirements imposed by the NRC. In the event of non-compliance the NRC may increase regulatory oversight, impose fines or shut down a unit depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of the control of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, such as a serious nuclear incident at a facility owned by a third-party, could necessitate substantial capital and other expenditures, as well as assessments to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on the results of operations, financial condition, cash flows and reputation of the Duke Energy Registrants.
Liquidity, Capital Requirements and Common Stock Risks
The Duke Energy Registrants rely on access to short-term borrowings and longer-term capital markets to finance their capital requirements and support their liquidity needs. Access to those markets can be adversely affected by a number of conditions, many of which are beyond the Duke Energy Registrants’ control.
The Duke Energy Registrants’ businesses are significantly financed through issuances of debt. The maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from their assets. Accordingly, as a source of liquidity for capital requirements not satisfied by the cash flows from their operations and to fund investments originally financed through debt instruments with disparate maturities, the Duke Energy Registrants rely on access to short-term money markets as well as longer-term capital markets. The Subsidiary Registrants also rely on access to short-term intercompany borrowings. If the Duke Energy Registrants are not able to access capital at competitive rates or at all, the ability to finance their operations and implement their strategy and business plan as scheduled could be adversely affected. An inability to access capital may limit the Duke Energy Registrants’ ability to pursue improvements or acquisitions that they may otherwise rely on for future growth.
Market disruptions may increase the cost of borrowing or adversely affect the ability to access one or more financial markets. Such disruptions could include: economic downturns, the bankruptcy of an unrelated energy company, unfavorable capital market conditions, market prices for electricity and gas, actual or threatened terrorist attacks, or the overall health of the energy industry. The availability of credit under Duke Energy’s Master Credit Facility depends upon the ability of the banks providing commitments under the facility to provide funds when their obligations to do so arise. Systematic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.
Duke Energy maintains a revolving credit facility to provide backup for its commercial paper program and letters of credit to support variable rate demand tax-exempt bonds that may be put to the Duke Energy Registrant issuer at the option of the holder. The facility includes borrowing sublimits for the Duke Energy Registrants, each of whom is a party to the credit facility, and financial covenants that limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude Duke Energy from issuing commercial paper or the Duke Energy Registrants from issuing letters of credit or borrowing under the Master Credit Facility.
The Duke Energy Registrants must meet credit quality standards and there is no assurance they will maintain investment grade credit ratings. If the Duke Energy Registrants are unable to maintain investment grade credit ratings, they would be required under credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect their liquidity.
Each of the Duke Energy Registrants’ senior long-term debt issuances is currently rated investment grade by various rating agencies. The Duke Energy Registrants cannot ensure their senior long-term debt will be rated investment grade in the future.
If the rating agencies were to rate the Duke Energy Registrants below investment grade, borrowing costs would increase, perhaps significantly. In addition, the potential pool of investors and funding sources would likely decrease. Further, if the short-term debt rating were to fall, access to the commercial paper market could be significantly limited.
A downgrade below investment grade could also require the posting of additional collateral in the form of letters of credit or cash under various credit, commodity and capacity agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce the Duke Energy Registrants’ liquidity and profitability and could have a material effect on their financial position, results of operations or cash flows.
Non-compliance with debt covenants or conditions could adversely affect the Duke Energy Registrants’ ability to execute future borrowings.
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

PART I

Market performance and other changes may decrease the value of the NDTF investments of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, which then could require significant additional funding.
Ownership and operation of nuclear generation facilities also requires the maintenance of funded trusts that are intended to pay for the decommissioning costs of the respective nuclear power plants. The performance of the capital markets affects the values of the assets held in trust to satisfy these future obligations. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have significant obligations in this area and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below projected rates of return. Although a number of factors impact funding requirements, a decline in the market value of the assets may increase the funding requirements of the obligations for decommissioning nuclear plants. If Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are unable to successfully manage their NDTF assets, their financial condition, results of operations and cash flows could be negatively affected.
Poor investment performance of the Duke Energy pension plan holdings and other factors impacting pension plan costs could unfavorably impact the Duke Energy Registrants’ liquidity and results of operations.
The costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. The Subsidiary Registrants are allocated their proportionate share of the cost and obligations related to these plans. Without sustained growth in the pension investments over time to increase the value of plan assets and, depending upon the other factors impacting costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations, and the Subsidiary Registrants’ proportionate share of such cash funding obligations, could have a material impact on the Duke Energy Registrants’ financial position, results of operations or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PART I

ITEM 2. PROPERTIES

ELECTRIC UTILITIES AND INFRASTRUCTURE
The following table provides information related to the Electric Utilities and Infrastructure's generation stations as of December 31, 2016. The MW displayed in the table below are based on summer capacity. Ownership interest in all facilities is 100 percent unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,554
McGuire	Nuclear	Uranium	NC	2,316
Catawba(a)	Nuclear	Uranium	SC	441
Belews Creek	Fossil	Coal	NC	2,220
Marshall	Fossil	Coal	NC	2,078
J.E. Rogers	Fossil	Coal	NC	1,396
Lincoln Combustion Turbine (CT)	Fossil	Gas/Oil	NC	1,267
Allen	Fossil	Coal	NC	1,127
Rockingham CT	Fossil	Gas/Oil	NC	825
Buck Combined Cycle (CC)	Fossil	Gas	NC	668
Dan River CC	Fossil	Gas	NC	651
Mill Creek CT	Fossil	Gas/Oil	SC	596
W.S. Lee	Fossil	Gas	SC	170
W.S. Lee CT	Fossil	Gas/Oil	SC	82
Bad Creek	Hydro	Water	SC	1,360
Jocassee	Hydro	Water	SC	780
Cowans Ford	Hydro	Water	NC	325
Keowee	Hydro	Water	SC	152
Other small facilities (25 plants)	Hydro	Water	NC/SC	666
Distributed generation	Renewable	Solar	NC	11
Total Duke Energy Carolinas				19,685

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Progress
Brunswick	Nuclear	Uranium	NC	1,870
Harris	Nuclear	Uranium	NC	928
Robinson	Nuclear	Uranium	SC	741
Roxboro	Fossil	Coal	NC	2,439
Smith CC	Fossil	Gas/Oil	NC	1,088
H.F. Lee CC	Fossil	Gas/Oil	NC	910
Wayne County CT	Fossil	Gas/Oil	NC	863
Smith CT	Fossil	Gas/Oil	NC	780
Darlington CT	Fossil	Gas/Oil	SC	735
Mayo	Fossil	Coal	NC	727
L.V. Sutton CC	Fossil	Gas/Oil	NC	622
Asheville	Fossil	Coal	NC	378
Asheville CT	Fossil	Gas/Oil	NC	324
Weatherspoon CT	Fossil	Gas/Oil	NC	128
L.V. Sutton CT	Fossil	Gas/Oil	NC	61
Blewett CT	Fossil	Oil	NC	52
Walters	Hydro	Water	NC	112
Other small facilities (3 plants)	Hydro	Water	NC	115
Distributed generation	Renewable	Solar	NC	62
Total Duke Energy Progress				12,935

PART I

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Florida
Crystal River	Fossil	Coal	FL	2,291
Hines CC	Fossil	Gas/Oil	FL	1,912
Bartow CC	Fossil	Gas/Oil	FL	1,105
Anclote	Fossil	Gas	FL	1,041
Intercession City CT	Fossil	Gas/Oil	FL	984
DeBary CT	Fossil	Gas/Oil	FL	583
Tiger Bay CC	Fossil	Gas/Oil	FL	205
Bartow CT	Fossil	Gas/Oil	FL	175
Bayboro CT	Fossil	Oil	FL	174
Suwannee River CT	Fossil	Gas	FL	155
Higgins CT	Fossil	Gas/Oil	FL	114
Avon Park CT	Fossil	Gas/Oil	FL	50
University of Florida CoGen CT	Fossil	Gas	FL	46
Distributed generation	Renewable	Solar	FL	4
Total Duke Energy Florida				8,839

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Ohio
East Bend	Fossil	Coal	KY	600
Woodsdale CT	Fossil	Gas/Propane	OH	462
Total Duke Energy Ohio				1,062

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Indiana
Gibson(b)	Fossil	Coal	IN	2,822
Cayuga(c)	Fossil	Coal/Oil	IN	1,005
Edwardsport	Fossil	Coal	IN	595
Madison CT	Fossil	Gas	OH	576
Vermillion CT(d)	Fossil	Gas	IN	355
Wheatland CT	Fossil	Gas	IN	460
Noblesville CC	Fossil	Gas/Oil	IN	285
Gallagher	Fossil	Coal	IN	280
Henry County CT	Fossil	Gas/Oil	IN	129
Cayuga CT	Fossil	Gas/Oil	IN	99
Connersville CT	Fossil	Oil	IN	86
Miami Wabash CT	Fossil	Oil	IN	80
Markland	Hydro	Water	IN	45
Total Duke Energy Indiana				6,817

Owned MW
Totals by Type	Capacity
Total Electric Utilities	49,338
Totals By Plant Type
Nuclear	8,850
Fossil	36,856
Hydro	3,555
Renewable	77
Total Electric Utilities	49,338

PART I

(a)
Jointly owned with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency. Duke Energy Carolinas' ownership is 19.25 percent of the facility.

(b)
Duke Energy Indiana owns and operates Gibson Station Units 1 through 4 and is a joint owner of unit 5 with Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency. Duke Energy Indiana operates unit 5 and owns 50.05 percent.

(c)     Includes Cayuga Internal Combustion.
(d)    Jointly owned with WVPA. Duke Energy Indiana's ownership is 62.5 percent of the facility.
The following table provides information related to Electric Utilities and Infrastructure's electric transmission and distribution properties as of December 31, 2016.

		Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy
	Energy	Carolinas	Progress	Florida	Ohio	Indiana
Electric Transmission Lines
Miles of 500 to 525 kilovolt (kV)	1,100	600	300	200	—	—
Miles of 345 kV	1,700	—	—	—	1,000	700
Miles of 230 kV	8,500	2,700	3,400	1,700	—	700
Miles of 100 to 161 kV	12,500	6,800	2,600	1,000	700	1,400
Miles of 13 to 69 kV	8,400	3,000	—	2,300	700	2,400
Total conductor miles of electric transmission lines	32,200	13,100	6,300	5,200	2,400	5,200
Electric Distribution Lines
Miles of overhead lines	172,300	66,600	45,000	24,600	13,700	22,400
Miles of underground line	96,400	37,100	24,600	20,000	5,900	8,800
Total conductor miles of electric distribution lines	268,700	103,700	69,600	44,600	19,600	31,200
Number of electric transmission and distribution substations	3,300	1,500	500	500	300	500
Substantially all of Electric Utilities and Infrastructure's electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Duke Energy Progress', Duke Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.
GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure owns transmission pipelines and distribution mains that are generally underground, located near public streets and highways, or on property owned by others for which Duke Energy Ohio and Piedmont have obtained the necessary legal rights to place and operate facilities on such property located within the Gas Utilities and Infrastructure service territories. The following table provides information related to Gas Utilities and Infrastructure's gas distribution as of December 31, 2016.

		Duke
	Duke	Energy
	Energy	Ohio
Miles of gas distribution and transmission pipelines	32,900	7,200
Miles of gas service lines	26,600	6,200

PART I

COMMERCIAL RENEWABLES
The following table provides information related to Commercial Renewables' electric generation facilities as of December 31, 2016. The MW displayed in the table below are based on summer capacity. Ownership interest in all facilities is 100 percent unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Renewables – Wind
Los Vientos Windpower	Renewable	Wind	TX	912
Top of the World	Renewable	Wind	WY	200
Frontier	Renewable	Wind	OK	200
Notrees	Renewable	Wind	TX	153
Campbell Hill	Renewable	Wind	WY	99
North Allegheny	Renewable	Wind	PA	70
Laurel Hill Wind Energy	Renewable	Wind	PA	69
Ocotillo	Renewable	Wind	TX	59
Kit Carson	Renewable	Wind	CO	51
Silver Sage	Renewable	Wind	WY	42
Happy Jack	Renewable	Wind	WY	29
Shirley	Renewable	Wind	WI	20
Sweetwater IV(a)	Renewable	Wind	TX	113
Sweetwater V(a)	Renewable	Wind	TX	38
Ironwood(a)	Renewable	Wind	KS	84
Cimarron II(a)	Renewable	Wind	KS	66
Mesquite Creek(a)	Renewable	Wind	TX	106
Total Renewables – Wind				2,311
Duke Energy Renewables – Solar
Conetoe II	Renewable	Solar	NC	80
Seville I & II	Renewable	Solar	CA	50
Rio Bravo I & II	Renewable	Solar	CA	40
Caprock	Renewable	Solar	NM	25
Kelford	Renewable	Solar	NC	22
Highlander	Renewable	Solar	CA	21
Dogwood	Renewable	Solar	NC	20
Halifax Airport	Renewable	Solar	NC	20
Pasquotank	Renewable	Solar	NC	20
Pumpjack	Renewable	Solar	CA	20
Wildwood	Renewable	Solar	CA	20
Shawboro	Renewable	Solar	NC	20
Longboat	Renewable	Solar	CA	20
Bagdad	Renewable	Solar	AZ	15
TX Solar	Renewable	Solar	TX	14
Creswell Alligood	Renewable	Solar	NC	14
Victory	Renewable	Solar	CO	13
Washington White Post	Renewable	Solar	NC	12
Whitakers	Renewable	Solar	NC	12
Other small solar	Renewable	Solar	Various	125
Total Renewables – Solar				583
Total Commercial Renewables				2,894
(a) Commercial Renewables owns 47 percent of Sweetwater IV and V and 50 percent of Ironwood, Cimarron II and Mesquite Creek.
OTHER
Duke Energy owns approximately 8 million square feet and leases 2.3 million square feet of corporate, regional and district office space spread throughout its service territories.
Duke Energy also owns a 25 percent equity interest in NMC. In 2016, NMC produced approximately 765,000 metric tons of methanol and approximately 974,000 metric tons of MTBE. Approximately 40 percent of methanol is normally used in the MTBE production.

PART I

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4, “Regulatory Matters,” and Note 5, “Commitments and Contingencies,” to the Consolidated Financial Statements.
MTBE Litigation
On June 19, 2014, the Commonwealth of Pennsylvania filed suit against, among others, Duke Energy Merchants, alleging contamination of “waters of the state” by MTBE from leaking gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen level in gasoline and make it burn cleaner. The case was moved to federal court and consolidated in an existing multidistrict litigation docket of pending MTBE cases. Discovery in this case continues.
ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the New York Stock Exchange (NYSE) (ticker symbol DUK). As of January 31, 2017, there were 165,640 Duke Energy common stockholders of record.
There is no market for common stock of the Subsidiary Registrants, all of which is owned by Duke Energy.
Common Stock Data by Quarter
The following chart provides Duke Energy common stock trading prices as reported on the NYSE and information on common stock dividends declared. Stock prices represent the intra-day high and low stock price.
Duke Energy expects to continue its policy of paying regular cash dividends; however, there is no assurance as to the amount of future dividends as they depend on future earnings, capital requirements and financial condition, and are subject to declaration by the Duke Energy Board of Directors.
Duke Energy’s operating subsidiaries have certain restrictions on their ability to transfer funds in the form of dividends or loans to Duke Energy. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters” for further information regarding these restrictions.
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III within this Annual Report for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2016

There were no repurchases of equity securities during the fourth quarter of 2016.

PART II

Stock Performance Graph

The following performance graph compares the cumulative total shareholder return from Duke Energy Corporation common stock, as compared with the Standard & Poor's 500 Stock Index (S&P 500) and the Philadelphia Utility Sector Index (Philadelphia Utility Index) for the past five years. The graph assumes an initial investment of $100 on December 31, 2011, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.
NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2016.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data for the years of 2012 through 2016.

(in millions, except per-share amounts)	2016	2015(a)	2014(a)	2013(a)	2012(a)
Statement of Operations(b)
Total operating revenues	$22,743	$22,371	$22,509	$21,211	$16,363
Operating income	5,341	5,078	4,842	4,305	2,403
Income from continuing operations	2,578	2,654	2,538	2,278	1,289
(Loss) Income from discontinued operations, net of tax	(408)	177	(649)	398	493
Net income	2,170	2,831	1,889	2,676	1,782
Net income attributable to Duke Energy Corporation	2,152	2,816	1,883	2,665	1,768
Common Stock Data
Income from continuing operations attributable to Duke Energy Corporation common stockholders(c)
Basic	$3.71	$3.80	$3.58	$3.21	$2.23
Diluted	3.71	3.80	3.58	3.21	2.23
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders(c)
Basic	$(0.60)	$0.25	$(0.92)	$0.56	$0.84
Diluted	(0.60)	0.25	(0.92)	0.55	0.84
Net income attributable to Duke Energy Corporation common stockholders(c)
Basic	$3.11	$4.05	$2.66	$3.77	$3.07
Diluted	3.11	4.05	2.66	3.76	3.07
Dividends declared per share of common stock(c)	3.36	3.24	3.15	3.09	3.03
Balance Sheet
Total assets	$132,761	$121,156	$120,557	$114,779	$113,856
Long-Term debt including capital leases, less current maturities	45,576	36,842	36,075	37,065	35,512

(a)	Prior year data has been recast to reflect the classification of the International Disposal Group as discontinued operations.

(b)
Significant transactions reflected in the results above include: (i) the sale of the International Disposal Group in 2016, including a loss on sale recorded within discontinued operations (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”) (ii) the acquisition of Piedmont in 2016, including losses on interest rate swaps related to the acquisition financing (see Note 2); (iii) 2014 impairment of the Midwest Disposal Group (see Note 2); (iv) 2014 incremental tax expense resulting from the decision to repatriate all cumulative historical undistributed foreign earnings (see Note 22, "Income Taxes"); (v) 2014 increase in the litigation reserve related to the criminal investigation of the Dan River coal ash release (see Note 5, “Commitments and Contingencies”); (vi) 2013 pretax charges of $360 million related to Crystal River Unit 3 and nuclear development costs; (vii) the 2012 merger with Progress Energy; (viii) costs to achieve mergers in 2016, 2015, 2014, 2013 and 2012; and (ix) 2012 pretax impairment and other charges related to the Edwardsport Integrated Gasification Combined Cycle (IGCC) project of $628 million.

(c)
On July 2, 2012, immediately prior to the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All share and earnings per share amounts are presented as if the one-for-three reverse stock split had been effective at the beginning of the earliest period presented.

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.), as well as certain non-GAAP financial measures such as adjusted earnings and adjusted earnings per share discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) and its subsidiaries Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Duke Energy Progress, LLC (Duke Energy Progress), Duke Energy Florida, LLC (Duke Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, LLC (Duke Energy Indiana). However, none of the registrants make any representation as to information related solely to Duke Energy or the subsidiary registrants of Duke Energy other than itself. Subsequent to Duke Energy's acquisition of Piedmont Natural Gas Company, Inc. (Piedmont) on October 3, 2016, Piedmont is a wholly owned subsidiary of Duke Energy. The financial information for Duke Energy includes results of Piedmont subsequent to October 3, 2016. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information regarding the acquisition.
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the U.S. primarily through its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2016, 2015 and 2014.
Executive Overview
Acquisition of Piedmont Natural Gas
On October 3, 2016, Duke Energy completed the acquisition of Piedmont, a North Carolina corporation primarily engaged in regulated natural gas distribution to residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee. Piedmont is also invested in joint-venture, energy-related businesses, including regulated interstate natural gas transportation and storage and regulated intrastate natural gas transportation. The acquisition provides a foundation for Duke Energy to establish a broader, long-term strategic natural gas infrastructure platform to complement its existing natural gas pipeline investments and regulated natural gas business in the Midwest. Cost savings, efficiencies and other benefits are expected from combined operations.
Duke Energy acquired all of Piedmont's outstanding common stock for a total cash purchase price of $5.0 billion and assumed Piedmont's existing long-term debt, which had an estimated fair value of approximately $2.0 billion at the time of the acquisition. The excess of the purchase price over the estimated fair value of Piedmont's assets and liabilities on the acquisition date was recorded as goodwill. The transaction resulted in incremental goodwill of approximately $3.4 billion.
Duke Energy financed the transaction with a combination of debt, equity issuances and other cash sources. Financings to fund the transaction included $3.75 billion of long-term debt issued in August 2016, $750 million borrowed under a short-term loan facility (Term Loan) in September 2016, as well as the issuance of 10.6 million shares of common stock in October 2016. The share issuance resulted in net cash proceeds of approximately $723 million. See Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for additional information related to the debt issuance and Note 18, "Common Stock," for additional information related to the equity issuance.
Duke Energy recorded pretax non-recurring transaction and integration costs associated with the acquisition of $439 million in 2016, including interest expense of $234 million related to the acquisition financing. The interest expense primarily relates to losses on forward-starting interest rate swaps. The remaining charges include commitments made in conjunction with the transaction, such as charitable contributions and a one-time bill credit to Piedmont customers, as well as professional fees and severance. Duke Energy also expects to incur system integration and other acquisition-related transition costs, primarily through 2018, that are necessary to achieve certain anticipated cost savings, efficiencies and other benefits.
See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information regarding the transaction.
Sale of International Energy
In February 2016, Duke Energy announced it had initiated a process to divest its Latin American generation businesses and, in October 2016, reached agreements to sell the businesses in two separate transactions for a combined enterprise value of $2.4 billion. Both deals closed ahead of schedule in December 2016. Duke Energy sold its Brazilian business to China Three Gorges for approximately $1.2 billion, including the assumption of debt, and its remaining Central and South American businesses to I Squared Capital in a deal also valued at approximately $1.2 billion. The transactions generated cash proceeds of $1.9 billion, excluding transaction costs, which were primarily used to reduce Duke Energy holding company debt. Existing favorable tax attributes result in no immediate U.S. federal-level cash tax impacts.
As a result of the transactions, the International Energy Disposal Group was classified as held for sale and as discontinued operations in the fourth quarter of 2016.

PART II

In conjunction with the advancement of marketing efforts, in the second quarter of 2016 Duke Energy performed recoverability tests of the asset groups of the International Disposal Group, and as a result recorded an after-tax impairment charge of $145 million related to certain assets in Central America. In the fourth quarter of 2016, Duke Energy recorded an after-tax loss on disposal of $640 million, which includes the recognition of cumulative foreign currency translation losses of $620 million. Both charges are included within Loss from Discontinued Operations, net of tax on the Consolidated Statements of Operations for the year ended December 31, 2016. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions" for additional information.
Financial Results

(a)
See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted earnings per share as well as a reconciliation of this non-GAAP financial measure to net income attributable to Duke Energy and net income attributable to Duke Energy per diluted share.

2016 GAAP reported earnings were impacted by charges related to the International Energy sale described above, which were recorded to discontinued operations. See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.
2016 Areas of Focus and Accomplishments
Duke Energy advanced a number of important strategic initiatives to transform its energy future with a focus on customers, employees, operations and growth. The company has responded to an environment of changing customer demands, investing in electric and gas infrastructure that customers value and that provide an opportunity for sustainable growth.
Portfolio Transition. With the acquisition of Piedmont and the sale of International Energy, Duke Energy completed a multi-year portfolio transition. The Piedmont acquisition reflects the growing importance of natural gas to the future of the energy infrastructure within the company's service territory and throughout the U.S., and establishes a strategic platform for future growth in natural gas infrastructure. Duke Energy's exit of the Latin American market results in a portfolio of domestic electric and gas infrastructure businesses with a lower risk profile and enhances the ability to generate more consistent earnings and cash flows over time.
Operational Excellence. Duke Energy continues to focus on the safe and efficient operation of its generation fleet. During the year Duke Energy's safety performance metrics led the utilities industry, and its regulated fuel costs averaged $2.22/kwh, which is the lowest in the past several years. Additionally, the nuclear fleet increased its capacity factor for a fourth consecutive year to approximately 96 percent, with several units setting all-time generation records.
Storm Response and System Restoration. Duke Energy’s service territories experienced numerous storms during 2016, including Winter Storm Jonas and Hurricane Matthew. During Hurricane Matthew, over 1.7 million customers in Florida and the Carolinas were without power. In the Carolinas, 1.4 million outages were restored in record time, helping communities start the rebuilding process. Power was restored to customers through the commitment and resolve of employees and contractors.
Customer Satisfaction. Higher J.D. Power customer satisfaction scores in 2016 reflect progress in the Company's efforts to improve customer satisfaction. In Florida, scores improved more than 30 points. The work to improve customer satisfaction will continue, but all jurisdictions remain on track to make steady gains in the years ahead as Duke Energy continues to transform the customer experience.
Constructive Regulatory Outcomes. Through constructive stakeholder engagement, Duke Energy reached settlements for the Edwardsport IGCC facility in Indiana and Duke Energy Progress South Carolina rate case. These settlements have been approved by the Indiana Utility Regulatory Commission (IURC) and Public Service Commission of South Carolina (PSCSC), respectively. Duke Energy will also save its Florida customers more than $800 million over approximately 20 years through the successful securitization financing of its regulatory asset related to Crystal River 3.

PART II

Coal Ash Management. Duke Energy continued to make significant progress on the safe storage of coal ash in 2016. Closure activities are underway at five sites and comprehensive closure plans for all Duke Energy coal ash sites were developed and disclosed publicly during 2016, consistent with Federal Coal Combustion Residuals (CCR) requirements. In May 2016, Duke Energy received preliminary risk rankings for its coal ash sites in North Carolina from the North Carolina Department of Environmental Quality (NCDEQ), and in July 2016 new legislation was passed that provided clarity on the risk ranking framework. The legislation also required the completion of dam improvement projects and the installation of water lines for residents within a half mile of coal ash sites in the state. Work was completed on all required deadlines under the new legislation.
Cost Management and Efficiencies. Duke Energy has a demonstrated track record of driving efficiencies and productivity, including merger integration. These efficiencies will help in Duke Energy's objective to keep overall customer rates below the national average, while moderating customer bill increases over time. In June 2016, Duke Energy achieved the $687 million of guaranteed savings for customers in the Carolinas from the 2012 merger with Progress Energy, a full year ahead of its original commitment.
Growth in the Dividend. In 2016, Duke Energy continued to grow the dividend payment to shareholders by approximately 4 percent. 2016 represented the 90th consecutive year Duke Energy paid a cash dividend on its common stock.
Duke Energy Objectives – 2017 and Beyond
Duke Energy will continue to deliver exceptional value to customers, be an integral part of the communities in which it does business, and provide attractive returns to investors. Duke Energy is committed to lead the way to cleaner, smarter energy solutions that customers value through a strategy focused on:

•	Transformation of the customer experience to meet changing customer expectations through enhanced convenience, control and choice in energy supply and usage.

•
Modernization of the electric grid, including storm hardening, to ensure the system is better prepared for severe weather and to improve the system's reliability and flexibility, as well as to provide better information and services for customers.

•	Generation of cleaner energy through an increased amount of natural gas, renewables generation and the continued safe and reliable operation of nuclear plants.

•	Expansion of natural gas infrastructure, from midstream gas pipelines to local distribution systems.

•	Operational excellence through engagement with employees and being an industry leader in safety performance and efficient operations.

•	Stakeholder engagement to ensure the regulatory rules in the states in which Duke Energy operates benefit customers and allow Duke Energy to recover its significant investments in a timely manner.
Primary objectives toward the implementation of this strategy include:
Growth Initiatives. Growth in the Electric Utilities and Infrastructure business is expected to be supported by the investment of significant capital in the electric transmission and distribution grid, and in cleaner, more efficient generation. Duke Energy expects to invest approximately $30 billion in Electric Utilities and Infrastructure growth projects over the next five years, continuing its efforts to generate cleaner energy. Duke Energy intends to work constructively with regulators to evaluate the current construct and seek modernized recovery solutions, such as riders, rate decoupling and multiyear rate plans, that benefit both customers and shareholders.
Investment projects at Electric Utilities and Infrastructure currently underway that will support growth initiatives include:

•
Duke Energy Indiana's $1.4 billion grid modernization plan, which was approved by the IURC in 2016, is aimed at improving reliability, including fewer outages and quicker restoration. The plan allows for recovery of Duke Energy's investment through a rider. As part of the settlement, Duke Energy also received approval to install AMI meters, deferring the costs for future recovery in a rate case.

•
Significant investments in natural gas-fired combined cycle plants, including completing the $1.5 billion Citrus Country plant in Florida, the $600 million Lee facility in South Carolina and the $1 billion investment in the Western Carolinas Modernization Project. These investments will allow Duke Energy to replace older, less efficient coal units early.

•
Duke Energy expects to continue to advance other cleaner energy sources within its regulated electric jurisdictions, including hydro, wind, solar and combined heat-and-power projects, increasing the flexibility of the system and allowing Duke Energy to continue lowering carbon emissions.

Electric Utilities and Infrastructure will also invest significantly in modernizing the electric grid to provide greater flexibility, better reliability and power quality, as well as more valuable products and services for its customers.
These significant investments will result in the need to file rate cases with regulators to update customer rates. Duke Energy will also focus on modernizing the regulatory constructs in its jurisdictions to minimize rate impacts to customers and recover costs in a more timely manner.
Duke Energy expects to invest around $6 billion in its Gas Utilities and Infrastructure business over the next five years. Growth in Gas Utilities and Infrastructure will be focused on the following:

•
With the acquisition of Piedmont, Duke Energy now operates gas distribution businesses across five states. The continued integration of Piedmont, as well as additional investments in the gas Local Distribution Company (LDC) system, will help maintain system integrity and expand gas distribution to new customers.

•
Duke Energy will continue to grow its midstream pipeline business, underpinned by investments in the Atlantic Coast Pipeline, Sabal Trail and Constitution pipeline projects. These highly-contracted pipelines will bring much needed, low-cost gas supplies to the eastern U.S., spurring economic growth and helping Duke Energy to grow its customer base in the Southeast.

PART II

For Commercial Renewables, Duke Energy will continue to pursue long-term, highly-contracted wind and solar projects that meet its return criteria.
Cost Management. Duke Energy has a demonstrated track record of driving efficiencies and productivity into the business and continues to identify sustainable cost savings as an essential element in response to a transforming industry.
Execute on Coal Ash Management Strategy. Duke Energy will continue the company's compliance strategy with the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) and Resource Conservation and Recovery Act. Duke Energy will update ash management plans to comply with the appropriate regulations and expand excavation and other compliance work at additional sites once plans and permits are approved.
Results of Operations
Non-GAAP Measures
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted diluted EPS. These items represent income from continuing operations attributable to Duke Energy, adjusted for the dollar and per-share impact of special items. As discussed below, special items include certain charges and credits which management believes are not indicative of Duke Energy's ongoing performance. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them with an additional relevant comparison of Duke Energy’s performance across periods.
Management uses these non-GAAP financial measures for planning and forecasting, and for reporting financial results to the Duke Energy Board of Directors (Board of Directors), employees, stockholders, analysts and investors. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation (GAAP Reported Earnings) and Diluted EPS Attributable to Duke Energy Corporation common stockholders (GAAP Reported EPS).
Special items included in the periods presented include the following items which management believes do not reflect ongoing costs:

•	Costs to Achieve Mergers represents charges that result from potential or completed strategic acquisitions.

•	Cost Savings Initiatives represents severance charges related to company-wide initiatives to standardize processes and systems, leverage technology and workforce optimization.

•	Commercial Renewables Impairment and Asset Impairment represent other-than-temporary impairments.

•
Edwardsport Settlement, Ash Basin Settlement and Penalties, and Coal Ash Plea Agreements Reserve represent charges related to Plea Agreements and settlement agreements with regulators and other governmental entities.

Adjusted earnings also include the operating results of the nonregulated Midwest generation business and Duke Energy Retail Sales (collectively, the Midwest Generation Disposal Group) and the International Disposal Group, which have been classified as discontinued operations. Management believes inclusion of the operating results of the Disposal Groups within adjusted earnings and adjusted diluted EPS results in a better reflection of Duke Energy's financial performance during the period.
Duke Energy’s adjusted earnings and adjusted diluted EPS may not be comparable to similarly titled measures of another company because other companies may not calculate the measures in the same manner.
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table presents a reconciliation of adjusted earnings and adjusted diluted EPS to the most directly comparable GAAP measures.

	Years Ended December 31,
	2016		2015		2014
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/EPS	$2,152	$3.11	$2,816	$4.05	$1,883	$2.66
Adjustments to Reported:
Costs to Achieve Mergers	329	0.48	60	0.09	127	0.18
Cost Savings Initiatives	57	0.08	88	0.13	—	—
Commercial Renewables Impairment	45	0.07	—	—	—	—
Edwardsport Settlement	—	—	58	0.08	—	—
Ash Basin Settlement and Penalties	—	—	11	0.02	—	—
Asset Impairment	—	—	—	—	59	0.08
Coal Ash Plea Agreements Reserve	—	—	—	—	102	0.14
Asset Sales	—	—	—	—	(9)	(0.01)
Economic Hedges (mark-to-market)	—	—	—	—	6	0.01
Discontinued Operations(a)(b)(c)	661	0.95	119	0.17	1,050	1.49
Adjusted Earnings/Adjusted Diluted EPS	$3,244	$4.69	$3,152	$4.54	$3,218	$4.55

PART II

(a)
For 2016, includes a loss on sale of the International Disposal Group. Represents the GAAP reported Loss from Discontinued Operations, less the International Disposal Group operating results, which are included in adjusted earnings.

(b)
For 2015, includes the impact of a litigation reserve related to the Midwest Generation Disposal Group. Represents (i) GAAP reported Income from Discontinued Operations, less the International Disposal Group operating results and Midwest Generation Disposal Group operating results, which are included in adjusted earnings, and (ii) a state tax charge resulting from the completion of the sale of the Midwest Generation Disposal Group but not reported as discontinued operations.

(c)
For 2014, includes an impairment of the Midwest Generation Disposal Group and a tax charge related to the repatriation of foreign earnings of the International Disposal Group. Represents the GAAP reported Loss from Discontinued Operations, less the International Disposal Group operating results and Midwest Generation Disposal Group operating results, which are included in adjusted earnings.

Year Ended December 31, 2016 as compared to 2015
Duke Energy’s full-year 2016 GAAP Reported EPS was $3.11 compared to $4.05 for full-year 2015. GAAP Reported EPS was lower primarily due to a $0.93 loss on sale of the International business, which has been presented as discontinued operations. Duke Energy also recorded $0.40 of after-tax costs to achieve the Piedmont merger in 2016, including losses on interest rate swaps related to the acquisition financing. See Note 2, "Acquisitions and Dispositions," for additional information on the Piedmont and International transactions.
As discussed, management also evaluates financial performance based on adjusted earnings. Duke Energy’s full-year 2016 adjusted diluted EPS was $4.69 compared to $4.54 for full-year 2015. The variance in adjusted diluted EPS was primarily due to:

•	More favorable weather in 2016 compared to 2015;

•	Increased retail revenues from pricing and riders, including energy efficiency programs;

•	Strong operations and maintenance cost control at Electric Utilities and Infrastructure; and

•	Piedmont’s earnings contribution subsequent to the acquisition in October 2016.
Partially offset by:

•	Higher storm costs at Electric Utilities and Infrastructure due to significant 2016 storms;

•	Higher interest expense related to additional debt outstanding; and

•	Higher depreciation and amortization expense at Electric Utilities and Infrastructure primarily due to higher depreciable base.
Year Ended December 31, 2015 as compared to 2014
Duke Energy’s full-year 2015 GAAP Reported EPS was $4.05 compared to $2.66 for full-year 2014. GAAP Reported EPS in 2015 was higher primarily due to a $0.92 loss per share from discontinued operations in 2014, which included an impairment of the Midwest Generation Disposal Group and a tax charge on repatriated foreign earnings related to the International Disposal Group.
As discussed, management also evaluates financial performance based on adjusted earnings. Duke Energy’s full-year 2015 adjusted diluted EPS was $4.54 compared to $4.55 for full-year 2014. The variance in adjusted diluted EPS was primarily due to:

•
Lower results in Latin America primarily due to lower demand, unfavorable hydrology in Brazil, changes in foreign currency exchange rates, a tax benefit in 2014 related to the reorganization of Chilean operations and lower dispatch in Central America due to increased competition;

•
Higher operations and maintenance expense primarily due to a 2014 benefit associated with the adoption of nuclear outage levelization, amounts related to additional ownership interest in assets acquired from North Carolina Eastern Municipal Power Agency (NCEMPA), and higher planned fossil generation outage costs, partially offset by lower storm restoration costs;

•	Higher depreciation and amortization expense primarily due to higher depreciable base; and

•	Lower equity in earnings of unconsolidated affiliates due to lower margins at National Methanol Company (NMC), largely driven by lower MTBE prices, partially offset by lower butane costs.
Partially offset by:

•
Increased retail pricing primarily due to rate riders in most jurisdictions, including increased revenues related to energy efficiency programs, equity returns related to additional ownership interest in assets acquired from NCEMPA and higher base rates;

•	Increased wholesale net margins largely due to increases in contracted amounts and prices and a new wholesale contract with NCEMPA;

•	Retail sales growth of 0.6 percent;

•	Higher results at the nonregulated Midwest generation business prior to its sale on April 2, 2015, due to higher PJM Interconnection LLC (PJM) capacity revenues and increased generation margins; and

•	Reduction in shares outstanding due to the Duke Energy accelerated stock repurchase (only impacts per share amounts).

PART II

Segment Results
The remaining information presented in this discussion of results of operations is on a GAAP basis. Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements.
Due to the Piedmont acquisition and the sale of International Energy in the fourth quarter of 2016, Duke Energy's segment structure has been realigned to include the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. Prior period information has been recast to conform to the current segment structure. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Disposition," for further information on the Piedmont acquisition and International Energy sale and Note 3, “Business Segments,” for additional information on Duke Energy’s segment structure.
Electric Utilities and Infrastructure

	Years Ended December 31,
			Variance		Variance
			2016 vs.		2015 vs.
(in millions)	2016	2015	2015	2014	2014
Operating Revenues	$21,366	$21,521	$(155)	$21,691	$(170)
Operating Expenses	15,821	16,295	(474)	16,609	(314)
Gains on Sales of Other Assets and Other, net	—	5	(5)	4	1
Operating Income	5,545	5,231	314	5,086	145
Other Income and Expenses	303	264	39	267	(3)
Interest Expense	1,136	1,074	62	1,057	17
Income Before Income Taxes	4,712	4,421	291	4,296	125
Income Tax Expense	1,672	1,602	70	1,582	20
Segment Income	$3,040	$2,819	$221	$2,714	$105

Duke Energy Carolinas Gigawatt-Hours (GWh) sales	88,545	86,950	1,595	88,070	(1,120)
Duke Energy Progress GWh sales	69,049	64,881	4,168	62,871	2,010
Duke Energy Florida GWh sales	40,404	40,053	351	38,703	1,350
Duke Energy Ohio GWh sales	25,163	25,439	(276)	24,735	704
Duke Energy Indiana GWh sales	34,368	33,518	850	33,433	85
Total Electric Utilities and Infrastructure GWh sales	257,529	250,841	6,688	247,812	3,029
Net proportional MW capacity in operation	49,295	50,170	(875)	49,600	570
Year Ended December 31, 2016 as Compared to 2015
Electric Utilities and Infrastructure's higher earnings were primarily due to increased pricing and rider revenues, favorable weather, a prior year impairment charge associated with the 2015 Edwardsport IGCC settlement and an increase in wholesale power margins. These impacts were partially offset by increased depreciation and amortization expense, higher interest expense and higher operations and maintenance expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $768 million decrease in fuel revenues driven by lower fuel prices included in rates.
Partially offset by:

•
a $414 million increase in rider revenues including increased revenues related to energy efficiency programs, the additional ownership interest in generating assets acquired from NCEMPA in the third quarter of 2015 and increased revenues related to Duke Energy Indiana’s clean coal equipment, and increased retail electric pricing primarily due to the expiration of the North Carolina cost of removal decrement rider;

•	a $101 million increase in retail sales, net of fuel revenue, due to favorable weather compared to the prior year; and

•	a $76 million increase in wholesale power revenues primarily due to additional volumes and capacity charges for customers served under long-term contracts, including the NCEMPA wholesale contract.
Operating Expenses. The variance was driven primarily by:

•
a $713 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to lower natural gas and coal prices, and lower volumes of coal and oil, partially offset by higher volumes of natural gas; and

•	an $88 million pretax impairment charge in the prior year related to the 2015 Edwardsport IGCC settlement.

PART II

Partially offset by:

•
a $162 million increase in depreciation and amortization expense primarily due to additional plant in service, including the additional ownership interest in generating assets acquired from NCEMPA, as well as the expiration of the North Carolina cost of removal decrement rider; and

•
a $154 million increase in operations and maintenance expense primarily due to higher environmental and operational costs that are recoverable in rates, increased employee benefit costs, and higher storm restoration costs, partially offset by lower costs due to effective cost control efforts.

Other Income and Expenses. The variance was primarily driven by higher AFUDC equity.
Interest Expense. The variance was due to higher debt outstanding in the current year.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2016 and 2015 were 35.5 percent and 36.2 percent, respectively.
Year Ended December 31, 2015 as Compared to 2014
Electric Utilities and Infrastructure’s higher earnings were primarily due to an increase in wholesale power margins, growth in retail sales, and increased retail pricing primarily due to rate riders in most jurisdictions, including increased revenues related to energy efficiency programs, and higher base rates primarily due to phasing of 2013 rate cases. These drivers were partially offset by an impairment charge associated with the 2015 Edwardsport IGCC settlement, higher operations and maintenance expense and increased depreciation and amortization expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $296 million decrease in fuel revenues due to lower overall fuel prices included in rates; and

•
a $131 million decrease in revenues to recover gross receipts taxes due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014 (offset in Operating Expenses).

Partially offset by:

•
a $175 million increase in wholesale power revenues, primarily due to additional volumes and capacity charges for customers served under long-term contracts, including the NCEMPA wholesale contract; and

•	an $81 million increase from retail sales growth (net of fuel revenue) due to increased demand.
Operating Expenses. The variance was driven primarily by:

•
a $378 million decrease in fuel expense (including purchased power) primarily due to lower natural gas and coal prices and lower volumes of coal and oil, partially offset by higher volumes of natural gas; and

•
a $131 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax (offset in Operating Revenues) and the partial reversal of a sales tax reserve recorded in 2014 at Duke Energy Indiana, partially offset by higher property taxes across multiple jurisdictions.

Partially offset by:

•	an $88 million pretax impairment charge related to the 2015 Edwardsport IGCC settlement. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information;

•	a $49 million increase in depreciation and amortization expense primarily due to additional plant in service; and

•
a $47 million increase in operations and maintenance expense primarily due to planned nuclear spending and the 2014 benefit of the adoption of nuclear outage levelization, higher costs for customer programs and distribution projects, and higher maintenance costs at fossil generation stations primarily due to increased ownership interest in assets acquired from NCEMPA, partially offset by a 2014 litigation reserve related to the Dan River coal ash spill (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information) and lower storm restoration costs.

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2015 and 2014 were 36.2 percent and 36.8 percent, respectively.
Matters Impacting Future Electric Utilities and Infrastructure Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows. See Notes 4 and 9 to the Consolidated Financial Statements, “Regulatory Matters” and "Asset Retirement Obligations," respectively, for additional information.

PART II

On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the former North Carolina governor on July 14, 2016. Electric Utilities and Infrastructure's estimated asset retirement obligations (AROs) related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses and the closure method scope and remedial methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Electric Utilities and Infrastructure's financial position. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.
Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits and potential fines and penalties could have an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy Progress filed a petition with the North Carolina Utilities Commission (NCUC) requesting an accounting order to defer approximately $140 million of incremental operation and maintenance and capital costs incurred in response to Hurricane Matthew and other significant 2016 storms. The NCUC has not ruled on the petition. A final order from the NCUC that disallows the deferral and future recovery of all or a significant portion of the incremental storm restoration costs incurred could result in an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows.
Duke Energy Carolinas and Duke Energy Progress intend to file rate cases in North Carolina in 2017 to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Ohio has notified the Public Utilities Commission of Ohio (PUCO) of its intent to file an electric distribution rate case in Ohio to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. Electric Utilities and Infrastructure's earnings could be adversely impacted if these rate cases are delayed or denied by the NCUC or PUCO.
Gas Utilities and Infrastructure

	Years Ended December 31,
			Variance		Variance
			2016 vs.		2015 vs.
(in millions)	2016	2015	2015	2014	2014
Operating Revenues	$901	$541	$360	$578	$(37)
Operating Expenses	636	408	228	419	(11)
(Loss) Gains on Sales of Other Assets and Other, net	(1)	6	(7)	—	6
Operating Income	264	139	125	159	(20)
Other Income and Expenses	24	3	21	3	—
Interest Expense	46	25	21	37	(12)
Income Before Income Taxes	242	117	125	125	(8)
Income Tax Expense	90	44	46	45	(1)
Segment Income	$152	$73	$79	$80	$(7)

Piedmont LDC throughput (dekatherms) (a)	120,908,508	—	120,908,508	—	—
Duke Energy Midwest LDC throughput (MCF)	81,870,489	84,523,814	(2,653,325)	93,275,895	(8,752,081)
(a)    Only includes throughput subsequent to Duke Energy's acquisition of Piedmont on October 3, 2016.
Year Ended December 31, 2016 as Compared to 2015
Gas Utilities and Infrastructure's higher results were primarily due to the inclusion of Piedmont's earnings subsequent to the merger on October 3, 2016 and higher equity earnings from pipeline investments. Piedmont's earnings included in Gas Utilities and Infrastructure's results were $67 million for the year ended December 31, 2016.
Operating Revenues. The variance was driven primarily by a $398 million increase in operating revenues due to the inclusion of Piedmont operating revenues beginning in October 2016, partially offset by a $38 million decrease in fuel revenues driven by lower natural gas prices and decreased sales volumes for Midwest operations.
Operating Expenses. The variance was driven primarily by a $276 million increase in operating expenses due to the inclusion of Piedmont operating expenses beginning in October 2016, partially offset by a $38 million decrease in the cost of natural gas, primarily due to decreased volumes and lower natural gas prices for Midwest operations.
Other Income and Expenses. The increase was driven primarily by higher equity earnings from pipeline investments.
Interest Expense. The variance was primarily due to the inclusion of Piedmont interest expenses beginning in October 2016.

PART II

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2016 and 2015 were 37.2 percent and 37.6 percent, respectively.
Year Ended December 31, 2015 as Compared to 2014
Gas Utilities and Infrastructure's lower earnings were primarily due to unfavorable weather.
Operating Revenues. The variance was driven primarily by:

•	a $43 million decrease in fuel revenues primarily driven by lower natural gas prices and decreased sales volumes; and

•	a $7 million decrease in sales to retail customers due to unfavorable weather.
Partially offset by:

•	a $19 increase in regulated natural gas rider revenues primarily due to rate increases.
Operating Expenses. The variance is driven primarily by:

•	a $43 million decrease in the cost of natural gas, primarily due to decreased volumes and lower natural gas prices.
Partially offset by:

•	a $16 million increase due to a favorable gas excise tax settlement in June 2014; and

•	an $8 million increase due to amortization of the manufactured gas plant (MGP) regulatory asset.
Income Tax Expense. The variance was primarily due to lower pretax income, partially offset by an increase in effective tax rate. The effective tax rates for the years ended December 31, 2015 and 2014 were 37.6 percent and 36.0 percent, respectively.
Matters Impacting Future Gas Utilities and Infrastructure Results
Gas Utilities and Infrastructure has a 24 percent ownership interest in Constitution Pipeline Company, LLC (Constitution), a natural gas pipeline project slated to transport natural gas supplies to major northeastern markets. On April 22, 2016, the New York State Department of Environmental Conservation denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution has stopped construction and discontinued capitalization of future development costs until the project's uncertainty is resolved. To the extent the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is not viable or does not go forward, an impairment charge of up to the recorded investment in the project, net of any cash and working capital returned, may be recorded. With the project on hold, funding of project costs has ceased until resolution of legal actions. Duke Energy is contractually obligated to provide funding of required operating costs, including the ownership percentage of legal expenses to obtain the necessary permitting for the project and project costs incurred prior to the denial of the water permit. If the legal actions result in an outcome where the project is abandoned, Constitution is obligated under various contracts to pay breakage fees that Gas Utilities and Infrastructure would be obligated to fund up to the ownership percentage, or potentially up to $10 million.
In 2013, the PUCO issued an order (PUCO order) approving Duke Energy Ohio’s recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former MGP sites. At December 31, 2016, Duke Energy Ohio had recorded in Regulatory assets on the Consolidated Balance Sheet approximately $99 million of estimated MGP remediation costs not yet recovered through the MGP rider mechanism. Intervenors have appealed to the Ohio Supreme Court the PUCO order authorizing recovery of these amounts. That appeal remains pending. Duke Energy Ohio cannot predict the outcome of the appeal before the Ohio Supreme Court or future action by the PUCO. If Duke Energy Ohio is not able to recover these remediation costs in rates, the costs could have an adverse impact on Gas Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information.

PART II

Commercial Renewables

	Years Ended December 31,
			Variance		Variance
			2016 vs.		2015 vs.
(in millions)	2016	2015	2015	2014	2014
Operating Revenues	$484	$286	$198	$236	$50
Operating Expenses	492	322	170	231	91
Gains on Sales of Other Assets and Other, net	5	1	4	—	1
Operating (Loss) Income	(3)	(35)	32	5	(40)
Other Income and Expenses	(83)	2	(85)	11	(9)
Interest Expense	53	44	9	50	(6)
Loss Before Income Taxes	(139)	(77)	(62)	(34)	(43)
Income Tax Benefit	(160)	(128)	(32)	(88)	(40)
Less: (Loss) Income Attributable to Noncontrolling Interests	(2)	(1)	(1)	1	(2)
Segment Income	$23	$52	$(29)	$53	$(1)

Renewable plant production, GWh	7,565	5,577	1,988	5,462	115
Net proportional MW capacity in operation	2,892	1,943	949	1,370	573
Year Ended December 31, 2016 as Compared to 2015
Commercial Renewables' lower earnings were primarily due to an impairment charge related to certain equity method investments in wind projects, partially offset by new wind and solar generation placed in service and improved wind production. The following is a detailed discussion of variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $135 million increase due to growth of REC Solar, a California-based provider of solar installations acquired by Duke Energy in 2015; and

•	a $66 million increase from new wind and solar generation placed in service and improved wind production.
Operating Expenses. The variance was driven primarily by:

•	a $130 million increase in operating expenses due to growth of REC Solar; and

•	a $36 million increase in operating expenses due to new wind and solar generation placed in service.
Other Income and Expenses. The variance was due to a $71 million pretax impairment charge related to certain equity method investments in wind projects. See Note 12 to the Consolidated Financial Statements, "Investments in Unconsolidated Affiliates," for additional information.
Income Tax Benefit. The variance was primarily due to a decrease in pretax income and the impact of production tax credits (PTCs) for the renewables portfolio.
Year Ended December 31, 2015 as Compared to 2014
Commercial Renewables' results were impacted by new solar and wind generation placed in service, partially offset by unfavorable wind patterns. The following is a detailed discussion of variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $41 million increase due to the acquisition of REC Solar; and

•	a $27 million increase from new solar and wind generation placed in service.
Partially offset by:

•	an $18 million decrease due to lower wind production.
Operating Expenses. The variance was driven primarily by:

•	a $48 million increase in operating expenses due to the acquisition of REC Solar; and

•	a $33 million increase in operating expenses due to new wind and solar generation placed in service.
Other Income and Expenses. The variance was primarily due to lower equity earnings due to lower wind production.
Interest Expense. The variance was primarily due to an increase in capitalized interest in 2015 from higher spending on wind and solar projects.

PART II

Income Tax Benefit. The variance was primarily due to a decrease in pretax income and the impact of PTCs.
Matters Impacting Future Commercial Renewables Results
Changes or variability in assumptions used in calculating the fair value of the Commercial Renewables reporting units for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the Commercial Renewables reporting units. In the event of a significant decline in the estimated fair value of the Commercial Renewables reporting units, goodwill impairment charges could be recorded. The carrying value of goodwill within Commercial Renewables was approximately $122 million at December 31, 2016.

Persistently low market pricing for wind resources, primarily in the Energy Reliability Council of Texas West market, and the future expiration of tax incentives including Investment Tax Credits (ITCs) and PTCs could result in adverse impacts to the future results of Commercial Renewables.
Other

	Years Ended December 31,
			Variance		Variance
			2016 vs.		2015 vs.
(in millions)	2016	2015	2015	2014	2014
Operating Revenues	$117	$135	$(18)	$116	$19
Operating Expenses	604	409	195	528	(119)
Gains on Sales of Other Assets and Other, net	23	18	5	6	12
Operating Loss	(464)	(256)	(208)	(406)	150
Other Income and Expenses	75	98	(23)	174	(76)
Interest Expense	693	393	300	409	(16)
Loss Before Income Taxes	(1,082)	(551)	(531)	(641)	90
Income Tax Benefit	(446)	(262)	(184)	(314)	52
Less: Income attributable to Noncontrolling Interests	9	10	(1)	5	5
Net Expense	$(645)	$(299)	$(346)	$(332)	$33
Year Ended December 31, 2016 as Compared to 2015
Other’s higher net expense was driven by higher costs related to the Piedmont acquisition, higher charitable donations and higher interest expense related to the Piedmont acquisition financing. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to customer credits recorded in the fourth quarter related to Piedmont merger commitments. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Operating Expenses. The increase was primarily due to transaction and integration costs associated with the Piedmont acquisition and increased donations to the Duke Energy Foundation, partially offset by a decrease in severance accruals. The Duke Energy Foundation is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions.
Other Income and Expenses. The variance was primarily due to lower earnings from NMC, which was recast to Other following the sale of the International disposal group (See Note 3 to the Consolidated Financial Statements, "Business Segments"), partially offset by higher returns on investments that support employee benefit obligations.
Interest Expense. The increase was primarily due to Piedmont acquisition financing, including bridge facility costs and losses on forward-starting interest rate swaps. For additional information see Notes 2 and 14 to the Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to an increase in pretax losses, partially offset by a decrease in the effective tax rate. The effective tax rates for the years ended December 31, 2016 and 2015 were 41.2 percent and 47.5 percent, respectively. The decrease in the effective tax rate was primarily due to the benefit from legal entity restructuring recorded in 2015.
Year Ended December 31, 2015 as Compared to 2014
Other’s lower net expense was driven by an impairment charge in 2014 related to the Ohio Valley Electric Corporation (OVEC) and lower Progress Energy merger costs, partially offset by lower earnings from NMC. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to higher revenues from OVEC.
Operating Expenses. The decrease was primarily due to an impairment charge in 2014 related to OVEC, lower charges related to the Progress Energy merger, and higher prior year captive insurance losses, partially offset by severance accruals and higher North Carolina franchise taxes.
Gains on Sales of Other Assets and Other, net. The variance was primarily due to a gain on sale of telecommunication leases.

PART II

Other Income and Expenses, net. The variance was primarily due to lower earnings from NMC, lower returns on investments that support employee benefit obligations and a gain on an investment sale in 2014, partially offset by interest income from the resolution of an income tax matter.
Income Tax Benefit. The variance was primarily due to a decrease in pretax losses. The effective tax rates for the years ended December 31, 2015 and 2014 were 47.5 percent and 49.0 percent, respectively.
Matters Impacting Future Other Results
Included in Other is Duke Energy Ohio's 9 percent ownership interest in OVEC, which owns 2,256 MW of coal fired generation capacity. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization, and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations.
The retired Beckjord generating station (Beckjord), a nonregulated facility retired during 2014, is not subject to the EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash, the costs could have an adverse impact on Other's financial position, results of operations and cash flows.
Earnings from an equity method investment in NMC reflect sales of methanol and MTBE, which generate margins that are directionally correlated with Brent crude oil prices. The recent decline in crude oil prices have reduced the earnings realized from NMC. Further weakness in the market price of Brent crude oil and related commodities may result in a further decline in earnings. Duke Energy's economic ownership interest will decrease from 25 percent to 17.5 percent upon successful startup of NMC's polyacetal production facility, which is expected to occur in the second quarter of 2017.
U.S. federal tax reform has become an important priority of the current Congress and Administration. Any substantial revision to the U.S. tax code, including a loss of the ability to deduct interest expense, could adversely impact Duke Energy's future earnings, cash flows or financial position.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Year Ended December 31, 2016 as Compared to 2015
The variance was primarily driven by the loss on the disposal of Duke Energy's Latin American generation business and an impairment charge related to certain assets in Central America, partially offset by a tax benefit related to historic unremitted foreign earnings and immaterial out of period tax adjustments unrelated to the Disposal Groups. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Year Ended December 31, 2015 as Compared to 2014
The variance was primarily due to the 2014 impairment of the Midwest Generation Disposal Group and a 2014 tax charge related to historic unremitted foreign earnings, partially offset by lower operating results of the International Disposal Group in 2015 compared to 2014. Operating results for the International Disposal Group in 2015 were impacted by lower demand, unfavorable hydrology in Brazil, changes in foreign currency exchange rates, the absence of a 2014 tax benefit related to the reorganization of Chilean operations and lower dispatch in Central America due to increased competition.
DUKE ENERGY CAROLINAS
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2016, 2015 and 2014.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

PART II

Results of Operations

	Years Ended December 31,
(in millions)	2016	2015	Variance
Operating Revenues	$7,322	$7,229	$93
Operating Expenses	5,255	5,268	(13)
Loss on Sales of Other Assets and Other, net	(5)	(1)	(4)
Operating Income	2,062	1,960	102
Other Income and Expenses	162	160	2
Interest Expense	424	412	12
Income Before Income Taxes	1,800	1,708	92
Income Tax Expense	634	627	7
Net Income	$1,166	$1,081	$85
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (Decrease) over prior year	2016	2015
Residential sales	0.1%	(0.2)%
General service sales	0.7%	1.0%
Industrial sales	(0.9)%	2.6%
Wholesale power sales	9.8%	1.5%
Joint dispatch sales	(2.3)%	(44.8)%
Total sales	1.8%	(1.3)%
Average number of customers	1.4%	1.3%
Year Ended December 31, 2016 as Compared to 2015
Operating Revenues. The variance was driven primarily by:

•
a $91 million increase in retail pricing and rider revenues, including increased revenues related to energy efficiency programs and the expiration of the North Carolina cost of removal decrement rider;

•	a $58 million increase in retail sales, net of fuel revenues, to retail customers due to more favorable weather compared to the prior year; and

•	a $45 million increase in wholesale power revenues, net of sharing, primarily due to additional demand from customers served under long-term contracts.
Partially offset by:

•	a $106 million decrease in fuel revenues, driven primarily by lower fuel prices included in electric retail and wholesale rates.
Operating Expenses. The variance was driven primarily by:

•	an $84 million decrease in fuel expense (including purchased power) primarily due to lower natural gas and coal prices, as well as changes in generation mix.
Partially offset by:

•
a $41 million increase in operations and maintenance expense primarily due to costs associated with merger commitments related to the Piedmont acquisition in 2016, increased employee benefit costs, higher energy efficiency program costs, and higher storm restoration costs, partially offset by lower severance expenses, lower expenses at generating plants, lower costs associated with the Progress Energy merger and decreased corporate costs;

•	a $24 million increase in depreciation and amortization expense due to additional plant in service; and

•	a $7 million increase in property and other taxes primarily due to higher property taxes.
Interest Expense. The variance was primarily due to higher debt outstanding in the current year.
Income Tax Expense. The variance was primarily due to an increase in pretax income, partially offset by a lower effective tax rate. The effective tax rate for the years ended December 31, 2016 and 2015 were 35.2 percent and 36.7 percent, respectively. The decrease in the effective tax rate was primarily due to audit settlements and the impact of favorable tax return true-ups.

PART II

Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Carolinas' financial position, results of operations and cash flows. See Notes 4 and 9 to the Consolidated Financial Statements, “Regulatory Matters” and "Asset Retirement Obligations," respectively, for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the former North Carolina governor on July 14, 2016. Duke Energy Carolinas' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Carolinas' financial position. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Carolinas intends to file a rate case in North Carolina in 2017 to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Carolinas' earnings could be adversely impacted if the rate case is delayed or denied by the NCUC.

PART II

PROGRESS ENERGY
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2016, 2015 and 2014.
Basis of Presentation
The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2016	2015	Variance
Operating Revenues	$9,853	$10,277	$(424)
Operating Expenses	7,737	8,142	(405)
Gains on Sales of Other Assets and Other, net	25	25	—
Operating Income	2,141	2,160	(19)
Other Income and Expenses	114	97	17
Interest Expense	689	670	19
Income Before Income Taxes	1,566	1,587	(21)
Income Tax Expense	527	522	5
Income from Continuing Operations	1,039	1,065	(26)
Income (Loss) from Discontinued Operations, net of tax	2	(3)	5
Net Income	1,041	1,062	(21)
Less: Net Income Attributable to Noncontrolling Interests	10	11	(1)
Net Income Attributable to Parent	$1,031	$1,051	$(20)
Year Ended December 31, 2016 as Compared to 2015
Operating Revenues. The variance was driven primarily by:

•	a $638 million decrease in fuel revenues due to lower fuel prices and changes in generation mix, partially offset by increased capacity rates to retail customers at Duke Energy Florida; and

•	a $17 million decrease in retail sales, net of fuel revenue, due to unfavorable weather compared to the prior year at Duke Energy Florida.
Partially offset by:

•
a $188 million increase in rider revenues, including increased revenues related to energy efficiency programs, the additional ownership interest in certain generating assets acquired from NCEMPA in the third quarter of 2015, nuclear asset securitization revenues beginning in 2016, and an increase in energy conservation and environmental cost recovery clause revenues, partially offset by lower nuclear cost recovery clause (NCRC) rider revenues due to suspending recovery for the Levy nuclear project in 2015; and

•
a $34 million increase in wholesale power revenues primarily due to the NCEMPA contract, partially offset by lower peak demand at Duke Energy Progress and contracts that expired in the prior year at Duke Energy Florida.

Operating Expenses. The variance was driven primarily by:

•
a $581 million decrease in fuel expense primarily due to lower natural gas prices, changes in generation mix, lower deferred fuel expense, and lower generation costs, partially offset by increased purchased power.

Partially offset by:

•	a $96 million increase in depreciation and amortization expense primarily due to additional plant in service, including the additional ownership interest in generation assets acquired from NCEMPA; and

•
an $84 million increase in operations and maintenance expense due to costs associated with merger commitments related to the Piedmont acquisition in 2016, higher employee benefit costs, and higher storm restoration costs at Duke Energy Progress, partially offset by lower nuclear costs and severance costs at Duke Energy Progress and lower costs related to fleet maintenance work at Duke Energy Florida.

Other Income and Expenses. The variance is due to higher AFUDC equity return on certain projects at Duke Energy Florida.

PART II

Interest Expense. The variance is due to higher debt outstanding, partially offset by higher AFUDC debt return on certain projects at Duke Energy Florida.
Income Tax Expense. The variance was primarily due to a higher effective tax rate, partially offset by lower pretax income. The effective tax rate for the twelve months ended December 31, 2016 and 2015 were 33.7 percent and 32.9 percent, respectively.
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Notes 4 and 9 to the Consolidated Financial Statements, “Regulatory Matters” and "Asset Retirement Obligations," respectively, for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the former North Carolina governor on July 14, 2016. Duke Energy Progress' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' financial position. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer approximately $140 million of incremental operation and maintenance and capital costs incurred in response to Hurricane Matthew and other significant 2016 storms. The NCUC has not ruled on the petition. A final order from the NCUC that disallows the deferral and future recovery of all or a significant portion of the incremental storm restoration costs incurred could result in an adverse impact on Progress Energy's financial position, results of operations and cash flows.
Duke Energy Progress intends to file a rate case in North Carolina in 2017 to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Progress Energy's earnings could be adversely impacted if the rate case is delayed or denied by the NCUC.

PART II

DUKE ENERGY PROGRESS
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2016, 2015 and 2014.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Progress is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2016	2015	Variance
Operating Revenues	$5,277	$5,290	$(13)
Operating Expenses	4,194	4,269	(75)
Gains on Sales of Other Asset and Other, net	3	3	—
Operating Income	1,086	1,024	62
Other Income and Expenses	71	71	—
Interest Expense	257	235	22
Income Before Income Taxes	900	860	40
Income Tax Expense	301	294	7
Net Income	$599	$566	$33
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (Decrease) over prior year	2016	2015
Residential sales	(1.5)%	(1.4)%
General service sales	0.2%	0.9%
Industrial sales	(0.1)%	(0.3)%
Wholesale power sales	18.4%	13.0%
Joint dispatch sales	17.7%	14.1%
Total sales	6.4%	3.2%
Average number of customers	1.3%	1.4%
Year Ended December 31, 2016 as Compared to 2015
Operating Revenues. The variance was driven primarily by:

•	a $206 million decrease in fuel revenues driven by lower natural gas prices and changes in generation mix;

•	a $17 million decrease in intercompany Joint Dispatch Agreement (JDA) revenues; and

•	a $5 million decrease in transmission revenues due to a settlement with customers that reduced the rate of return on equity.
Partially offset by:

•	a $150 million increase in rider revenues due to the purchase of NCEMPA’s ownership interest in certain generating assets and energy efficiency programs; and

•	a $65 million increase in wholesale power revenues primarily due to the NCEMPA contract effective August 1, 2015, partially offset by lower peak demand.
Operating Expenses. The variance was driven primarily by:

•	a $199 million decrease in fuel expense primarily due to lower natural gas prices and changes in generation mix.

PART II

Partially offset by:

•	a $61 million increase in depreciation and amortization expense primarily due to additional plant in service, including the additional ownership interest in generating assets acquired from NCEMPA;

•
a $51 million increase in operations and maintenance expense primarily due to a favorable pension expense adjustment recorded in 2015, costs associated with merger commitments related to the Piedmont acquisition in 2016, higher storm restoration costs, and higher employee benefit costs, partially offset by lower nuclear costs (net of nuclear levelization) due to fewer outages in 2016 and lower severance costs; and

•	a $15 million increase in property and other taxes due to a 2015 North Carolina Franchise Tax refund and increases in current year property taxes in North Carolina and South Carolina.
Interest Expense. The variance was due to higher debt outstanding.
Income Tax Expense. The variance was primarily due to an increase in pretax income, partially offset by a lower effective tax rate. The effective tax rate for the years ended December 31, 2016 and 2015 were 33.4 percent and 34.2 percent, respectively. The decrease in the effective tax rate was primarily due to the impact of favorable tax return true-ups and a rate change in North Carolina.
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Progress’ financial position, results of operations and cash flows. See Notes 4 and 9 to the Consolidated Financial Statements, “Regulatory Matters” and "Asset Retirement Obligations," respectively, for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the former North Carolina governor on July 14, 2016. Duke Energy Progress' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' financial position. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer approximately $140 million of incremental operation and maintenance and capital costs incurred in response to Hurricane Matthew and other significant 2016 storms. The NCUC has not ruled on the petition. A final order from the NCUC that disallows the deferral and future recovery of all or a significant portion of the incremental storm restoration costs incurred could result in an adverse impact on Duke Energy Progress' financial position, results of operations and cash flows.
Duke Energy Progress intends to file a rate case in North Carolina in 2017 to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Progress' earnings could be adversely impacted if the rate case is delayed or denied by the NCUC.

PART II

DUKE ENERGY FLORIDA
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2016, 2015 and 2014.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Florida is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2016	2015	Variance
Operating Revenues	$4,568	$4,977	$(409)
Operating Expenses	3,527	3,862	(335)
Operating Income	1,041	1,115	(74)
Other Income and Expenses	44	24	20
Interest Expense	212	198	14
Income Before Income Taxes	873	941	(68)
Income Tax Expense	322	342	(20)
Net Income	$551	$599	$(48)
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Florida. The below percentages for retail customer classes represent billed sales only. Wholesale power sales include both billed and unbilled sales. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (Decrease) over prior year	2016	2015
Residential sales	1.7%	4.9%
General service sales	(0.1)%	2.4%
Industrial sales	(2.9)%	0.8%
Wholesale and other	35.2%	(2.3)%
Total sales	0.9%	3.5%
Average number of customers	1.5%	1.5%
Year Ended December 31, 2016 as Compared to 2015
Operating Revenues. The variance was driven primarily by:

•	a $432 million decrease in fuel and capacity revenues primarily due to lower fuel prices to retail customers, partially offset by increased capacity rates to retail customers;

•	a $31 million decrease in wholesale power revenues primarily driven by contracts that expired in the prior year; and

•	a $17 million decrease in retail sales, net of fuel revenue, due to unfavorable weather compared to the prior year.
Partially offset by:

•
a $38 million increase in rider revenues primarily due to nuclear asset securitization revenues beginning in 2016, and an increase in energy conservation cost recovery clause and environmental cost recovery clause revenues due to higher recovery rates in 2016, partially offset by a decrease in NCRC revenues as a result of suspending recovery of the Levy nuclear project in 2015;

•	a $19 million increase in other revenues primarily due to a customer settlement charge taken in the prior year, increased transmission demand and higher transmission rates; and

•	a $16 million increase in weather-normal sales volumes to retail customers in the current year.
Operating Expenses. The variance was driven primarily by:

•	a $382 million decrease in fuel expense primarily due to lower deferred fuel expense and lower generation costs, partially offset by increased purchased power; and

•	a $20 million decrease in property and other taxes due to lower revenue related taxes compared to the prior year.

PART II

Partially offset by:

•	a $35 million increase in depreciation and amortization expense primarily due to an increase in base assets and clause amortization; and

•
a $33 million increase in operations and maintenance expense primarily due to higher employee benefit costs and costs recoverable through the energy conservation cost recovery clause, partially offset by lower costs related to fleet maintenance work.

Other Income and Expenses. The variance was primarily driven by higher AFUDC equity return on the Citrus County Combined Cycle and Hines Chiller Uprate projects in the current year.
Interest Expense. The variance was due to new bonds issued in 2016, partially offset by higher AFUDC debt return on the Citrus County Combined Cycle and Hines Chiller Uprate projects in the current year.
Income Tax Expense. The variance was primarily due to lower pretax income, partially offset by a higher effective tax rate. The effective tax rate for the years ended December 31, 2016 and 2015 were 36.9 percent and 36.3 percent, respectively. The increase in effective tax rate was primarily due the release of tax reserves in 2015 due to expired tax statutes, partially offset by higher AFUDC equity.

PART II

DUKE ENERGY OHIO
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2016, 2015 and 2014.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2016	2015	Variance
Operating Revenues	$1,944	$1,905	$39
Operating Expenses	1,599	1,610	(11)
Gains on Sales of Other Assets and Other, net	2	8	(6)
Operating Income	347	303	44
Other Income and Expenses	9	6	3
Interest Expense	86	79	7
Income from Continuing Operations Before Income Taxes	270	230	40
Income Tax Expense from Continuing Operations	78	81	(3)
Income from Continuing Operations	192	149	43
Income from Discontinued Operations, net of tax	36	23	13
Net Income	$228	$172	$56
The following table shows the percent changes in GWh sales of electricity and average number of electric customers for Duke Energy Ohio. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (Decrease) over prior year	2016	2015
Residential sales	0.7%	(2.2)%
General service sales	1.3%	(0.1)%
Industrial sales	(0.7)%	0.4%
Wholesale power sales	(53.9)%	222.3%
Total sales	(1.1)%	2.8%
Average number of customers	0.8%	0.7%
Year Ended December 31, 2016 as Compared to 2015
Operating Revenues. The variance was driven primarily by:

•	a $61 million increase in rider revenues primarily due to increased rates and true-ups.
Partially offset by:

•	a $25 million decrease in fuel revenues driven by lower electric fuel and natural gas prices and decreased natural gas sales volumes.
Operating Expenses. The variance was driven by:

•	a $38 million decrease in the cost of natural gas, primarily due to decreased volumes and lower natural gas prices.
Partially offset by:

•
a $17 million increase in operations and maintenance expense primarily due to increased spending on energy efficiency programs, higher PJM transmission owner scheduling and reactive supply expenses, and increased costs related to distribution projects and inspection maintenance programs, partially offset by lower allocated corporate costs;

•	a $6 million increase in depreciation and amortization expense due to additional plant in service; and

•	a $4 million increase in property and other taxes due to higher property taxes.
Income Tax Expense. The variance was primarily due to a lower effective tax rate, partially offset by an increase in pretax income. The effective tax rate for the years ended December 31, 2016 and 2015 were 28.9 percent and 35.2 percent, respectively. The decrease in the effective tax rate was primarily due to an immaterial out of period adjustment related to deferred tax balances associated with property, plant and equipment.

PART II

Income from Discontinued Operations, Net of Tax. The variance was primarily due to an income tax benefit resulting from immaterial out of period deferred tax liability adjustments related to the Midwest Generation Disposal Group, partially offset by the Midwest Generation Disposal Group's operating results in 2015. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Notes 4 and 9 to the Consolidated Financial Statements, “Regulatory Matters” and "Asset Retirement Obligations," respectively, for additional information.
Duke Energy Ohio’s nonregulated Beckjord station, a facility retired during 2014, is not subject to the EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash at the facility, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows.
In 2013, the PUCO issued an order (PUCO order) approving Duke Energy Ohio’s recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former MGP sites. At December 31, 2016, Duke Energy Ohio had recorded in Regulatory assets on the Consolidated Balance Sheet approximately $99 million of estimated MGP remediation costs not yet recovered through the MGP rider mechanism. Intervenors have appealed to the Ohio Supreme Court the PUCO order authorizing recovery of these amounts. That appeal remains pending. Duke Energy Ohio cannot predict the outcome of the appeal before the Ohio Supreme Court or future action by the PUCO. If Duke Energy Ohio is not able to recover these remediation costs in rates, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information.
Duke Energy Ohio has a 9 percent ownership interest in OVEC, which owns 2,256 MW of coal fired generation capacity. As a counterparty to an ICPA, Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio’s ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization, and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations.
Duke Energy Ohio has notified the PUCO of its intent to file an electric distribution rate case in Ohio to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. Duke Energy Ohio's earnings could be adversely impacted if the rate case is delayed or denied by the PUCO.

PART II

DUKE ENERGY INDIANA
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2016, 2015 and 2014.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2016	2015	Variance
Operating Revenues	$2,958	$2,890	$68
Operating Expenses	2,194	2,247	(53)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	765	644	121
Other Income and Expenses	22	11	11
Interest Expense	181	176	5
Income Before Income Taxes	606	479	127
Income Tax Expense	225	163	62
Net Income	$381	$316	$65
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather normalized.

Increase (Decrease) over prior year	2016	2015
Residential sales	(0.4)%	(4.1)%
General service sales	0.7%	(0.5)%
Industrial sales	0.4%	(1.4)%
Wholesale power sales	10.8%	9.4%
Total sales	2.5%	0.3%
Average number of customers	1.1%	0.8%
Year Ended December 31, 2016 as Compared to 2015
Operating Revenues. The variance was driven primarily by:

•	a $94 million increase in rider revenues related to clean coal equipment and Edwardsport IGCC; and

•	a $20 million increase in wholesale power revenues due to new contracts and higher demand.
Partially offset by:

•	a $50 million decrease in fuel revenues primarily due to a decrease in fuel prices.
Operating Expenses. The variance was driven primarily by:

•	a $73 million decrease in fuel expense primarily due to lower fuel prices and lower purchased power costs; and

•	an $88 million pretax impairment charge in the prior year related to the 2015 Edwardsport IGCC settlements.
Partially offset by:

•	a $62 million increase in depreciation and amortization expense primarily due to additional plant in service, as well as increased depreciation related to AROs;

•
a $40 million increase in operations and maintenance expense due to 2016 costs at Edwardsport IGCC in excess of the settlement cap and increased costs related to energy efficiency programs and clean coal technology that are recoverable through rate riders, partially offset by decreased expenses at several generating plants; and

•	an $8 million impairment charge in the current year related to the early retirement of certain metering equipment.
Other Income and Expense. The variance was driven primarily by an increase in AFUDC equity in the current year and certain costs resulting from the 2015 Edwardsport IGCC settlements in the prior year.

PART II

Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2016 and 2015 were 37.1 percent and 34.0 percent, respectively. The increase in the effective tax rate was primarily due to an immaterial out of period adjustment to deferred tax balances in 2015 associated with property, plant and equipment and the reclassification of state tax credits from income tax to general franchise tax in 2016.
Matters Impacting Future Results
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. Duke Energy Indiana has interpreted the rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Duke Energy Indiana's interpretation of the requirements of the CCR rule is subject to potential legal challenges and further regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows.
The IURC approved a settlement agreement between Duke Energy Indiana and multiple parties that resolves all disputes, claims and issues from the IURC proceedings related to post-commercial operating performance and recovery of ongoing operating and capital costs at the Edwardsport IGCC generating facility. Pursuant to the terms of this agreement, the agreement imposes a cost cap for retail recoverable operations and maintenance costs through 2017. An inability to manage operating costs in accordance with caps imposed pursuant to the agreement could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART II

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of financial statements requires the application of accounting policies, judgments, assumptions and estimates that can significantly affect the reported results of operations, cash flows or the amounts of assets and liabilities recognized in the financial statements. Judgments made include the likelihood of success of particular projects, possible legal and regulatory challenges, earnings assumptions on pension and other benefit fund investments and anticipated recovery of costs, especially through regulated operations.
Management discusses these policies, estimates and assumptions with senior members of management on a regular basis and provides periodic updates on management decisions to the Audit Committee of the Board of Directors. Management believes the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods.
For further information, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
Regulated Operations Accounting
Duke Energy’s regulated operations meet the criteria for application of regulated operations accounting treatment for substantially all of its operations. As a result, Duke Energy records assets and liabilities that would not be recorded for nonregulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds or reduce rates to customers for previous collections or deferred revenue for costs that have yet to be incurred. Regulatory assets and liabilities can also be recorded for Alternative Revenue Programs (ARP), such as rate stabilization adjustment mechanisms and weather normalization adjustments. These programs allow for the deferral or accrual of revenues to provide recovery of approved margins on an annual basis independent of weather and consumption patterns. Duke Energy also has ARP's that relate to energy efficiency programs.
Management continually assesses whether recorded regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, historical regulatory treatment for similar costs in Duke Energy’s jurisdictions, litigation of rate orders, recent rate orders to other regulated entities, levels of actual return on equity compared to approved rates of return on equity and the status of any pending or potential deregulation legislation. If future recovery of costs ceases to be probable, asset write-offs would be recognized in operating income. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, recognition of asset retirement costs and amortization of regulatory assets, or may disallow recovery of all or a portion of certain assets. For further information on regulatory assets and liabilities, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
As required by regulated operations accounting rules, significant judgment can be required to determine if an otherwise recognizable incurred cost, such as closure costs for ash impoundments, qualifies to be deferred for future recovery as a regulatory asset. Significant judgment can also be required to determine if revenues previously recognized are for entity specific costs that are no longer expected to be or have not yet been incurred and are therefore a regulatory liability. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for a more in-depth discussion of Regulatory Assets and Liabilities.
Regulated operations accounting rules also require recognition of a disallowance (also called "impairment") loss if it becomes probable that part of the cost of a plant under construction (or a recently completed or an abandoned plant) will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made. For example, if a cost cap is set for a plant still under construction, the amount of the disallowance is a result of a judgment as to the ultimate cost of the plant. Other disallowances can require judgments on allowed future rate recovery. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for a discussion of disallowances recorded related to the Edwardsport IGCC Plant, the retired Crystal River Unit 3 Nuclear Plant (Crystal River Unit 3) and the Grid Infrastructure Improvement Plan.
When it becomes probable that regulated assets will be abandoned, the cost of the asset is removed from plant in service. The value that may be retained as a regulatory asset on the balance sheet for the abandoned property is dependent upon amounts that may be recovered through regulated rates, including any return. As such, an impairment charge, if any, could be partially or fully offset by the establishment of a regulatory asset if rate recovery is probable. The impairment for a disallowance of costs for regulated plants under construction, recently completed or abandoned is based on discounted cash flows.
For further information, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
Goodwill Impairment Assessments
Duke Energy allocates goodwill to reporting units, which are either the Business Segments listed in Note 3 to the Consolidated Financial Statements or one level below based on how the Business Segment is managed. Duke Energy is required to test goodwill for impairment at least annually and more frequently if it is more likely than not that the fair value is less than the carrying value. Duke Energy performs its annual impairment test as of August 31.
Application of the goodwill impairment test requires management's judgment, including determining the fair value of the reporting unit, which management estimates using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value analyses include discount and growth rates, future rates of return expected to result from ongoing rate regulation, utility sector market performance and transactions, projected operating and capital cash flows for Duke Energy’s business and the fair value of debt.

PART II

Estimated future cash flows under the income approach are based to a large extent on Duke Energy’s internal business plan, and adjusted as appropriate for Duke Energy’s views of market participant assumptions. Duke Energy’s internal business plan reflects management’s assumptions related to customer usage and attrition based on internal data and economic data obtained from third-party sources, projected commodity pricing data and potential changes in environmental regulations. The business plan assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of returns on equity, anticipated earnings/returns related to significant future capital investments, continued recovery of cost of service, the renewal of certain contracts and the future of renewable tax credits. Management also makes assumptions regarding operation, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory and economic stability, the ability to renew contracts and other factors, into its revenue and expense forecasts.
One of the most significant assumptions that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the discount rate applied to the estimated future cash flows. Management determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (WACC) for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2016 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2016, for each of Duke Energy’s domestic reporting units ranged from 5.2 percent to 15 percent. The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.
For Duke Energy’s international operations, a country-specific risk adder based on the average risk premium for each separate country in which International Energy operates was added to the base discount rate to reflect the differing risk profiles. This resulted in a discount rate for the August 31, 2016, goodwill impairment test for the international operations of 11.5 percent. In December 2016, Duke Energy disposed of its International operations and no longer has goodwill associated with the International operations. For further information, see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions.”

Duke Energy primarily operates in environments that are either fully or partially rate-regulated. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, Duke Energy’s regulated utilities operate to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions. However, significant changes in discount rates over a prolonged period may have a material impact on the fair value of equity.
As of August 31, 2016, all of the reporting units’ estimated fair value of equity substantially exceeded the carrying value of equity.
For further information, see Note 11 to the Consolidated Financial Statements, "Goodwill and Intangible Assets."
Asset Retirement Obligations
AROs are recognized for legal obligations associated with the retirement of property, plant and equipment. Substantially all AROs are related to regulated operations. When recording an ARO, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is accreted over time. For operating plants, the present value of the liability is added to the cost of the associated asset and depreciated over the remaining life of the asset. For retired plants, the present value of the liability is recorded as a regulatory asset unless determined not to be recoverable.
The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding timing of future cash flows, selection of discount rates and cost escalation rates, among other factors. These estimates are subject to change. Depreciation expense is adjusted prospectively for any changes to the carrying amount of the associated asset. The Duke Energy Registrants receive amounts to fund the cost of the ARO for regulated operations through a combination of regulated revenues and earnings on the nuclear decommissioning trust fund (NDTF). As a result, amounts recovered in regulated revenues, earnings on the NDTF, accretion expense and depreciation of the associated asset are netted and deferred as a regulatory asset or liability.
Obligations for nuclear decommissioning are based on-site-specific cost studies. Duke Energy Carolinas and Duke Energy Progress assume prompt dismantlement of the nuclear facilities after operations are ceased. Duke Energy Florida assumes Crystal River Unit 3 will be placed into a safe storage configuration until eventual dismantlement is completed by 2074. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida also assume that spent fuel will be stored on-site until such time that it can be transferred to a yet to be built U.S. Department of Energy (DOE) facility.
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs for site-specific plans, if known, or probability weightings of the potential closure methods if the closure plans are under development and multiple closure options are being considered and evaluated on a site-by-site basis.
For further information, see Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations."
Long-Lived Asset Impairment Assessments, Excluding Regulated Operations
Property, plant and equipment, excluding plant held for sale, is stated at the lower of carrying value (historical cost less accumulated depreciation and previously recorded impairments) or fair value, if impaired. Duke Energy evaluates property, plant and equipment for impairment when events or changes in circumstances (such as a significant change in cash flow projections or the determination that it is more likely than not that an asset or asset group will be sold) indicate the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with their carrying value.

PART II

Performing an impairment evaluation involves a significant degree of estimation and judgment in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets and developing the undiscounted future cash flows. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value and recording a loss if the carrying value is greater than the fair value. Additionally, determining fair value requires probability weighting future cash flows to reflect expectations about possible variations in their amounts or timing and the selection of an appropriate discount rate. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For assets identified as held for sale, the carrying value is compared to the estimated fair value less cost to sell to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change.
When determining whether an asset or asset group has been impaired, management groups assets at the lowest level that has discrete cash flows.
Revenue Recognition
Revenues are recognized when either the electric service is provided or the natural gas is delivered. As retail meters are read, invoices are prepared and the invoice amount is generally recognized as "billed" revenue. Operating revenues also include "unbilled" electric and natural gas revenues for the amount of service provided or product delivered after the last meter reading prior to the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (kWh), per thousand cubic feet (Mcf) or per dekatherm (dth) for all customer classes to the number of estimated kWh, Mcf or dth delivered but not yet billed.
For wholesale customers, the invoice amount is generally recognized as “billed” revenue. Although meters are read as of the end of the month, invoices have typically not been prepared. An estimate of the wholesale invoice is included in the reported amount of “unbilled” revenue. In addition, adjustments to accounts receivable or accruals of accounts payable are sometimes recorded to contracts billed under estimated formula rates which are subsequently trued-up in the following year.
The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors that impact the change in the unbilled revenue receivable balance, including seasonality, weather, customer usage patterns, customer mix, timing of rendering customer bills, meter readings schedules and the average price in effect for customer classes.
Pension and Other Post-Retirement Benefits
The calculation of pension expense, other post-retirement benefit expense and net pension and other post-retirement assets or liabilities require the use of assumptions and election of permissible accounting alternatives. Changes in assumptions can result in different expense and reported asset or liability amounts and future actual experience can differ from the assumptions. Duke Energy believes the most critical assumptions for pension and other post-retirement benefits are the expected long-term rate of return on plan assets and the assumed discount rate applied to future projected benefit payments. Additionally, the health care cost trend rate assumption is critical to Duke Energy’s estimate of other post-retirement benefits.
Duke Energy elects to amortize net actuarial gains or losses in excess of the corridor of 10 percent of the greater of the market-related value of plan assets or plan projected benefit obligation, into net pension or other post-retirement benefit expense over the average remaining service period of active covered employees. Prior service cost or credit, which represents the effect on plan liabilities due to plan amendments, is amortized over the average remaining service period of active covered employees.
Duke Energy, or its affiliates, maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings based on age and years of service and current interest credits. Certain employees are covered under plans that use a final average earnings formula. As of January 1, 2014, the qualified and non-qualified non-contributory defined benefit plans are closed to new and rehired non-union, and certain unionized employees. Piedmont employees hired or rehired after December 31, 2007, cannot participate in the qualified, non-contributory defined benefit plans, but are participants in a Money Purchase Pension plan. Duke Energy, or its affiliates, maintain, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives.
Duke Energy provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Certain employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. These plans are closed to new participants.
As of December 31, 2016, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.50 percent (6.75 percent for Piedmont pension and other post-retirement plan assets). The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the pension liability. Hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers on investments. In 2013, Duke Energy adopted a de-risking investment strategy for its pension assets. As the funded status of the plans increase, over time the targeted allocation to return-seeking assets will be reduced and the targeted allocation to fixed-income assets will be increased to better manage Duke Energy's pension assets and reduce funded status volatility. Based on the current funded status of the plans, the asset allocation for the Duke Energy pension plans is 63 percent fixed-income assets and 37 percent return-seeking assets. The asset allocation for the Piedmont assets is 61 percent return-seeking assets and 39 percent liability hedging fixed-income assets. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocations when considered appropriate.

PART II

The assets for Duke Energy’s pension and other post-retirement plans are maintained in a master retirement trust. Piedmont also has qualified pension and other post-retirement assets. Duke Energy also invests other post-retirement assets in Voluntary Employees' Beneficiary Association trusts and mutual funds within a Piedmont 401(h) account (excludes 401(h) accounts within the master retirement trust). The investment objective is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants.
Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 4.1 percent as of December 31, 2016. Discount rates used to measure benefit plan obligations for financial reporting purposes reflect rates at which pension benefits could be effectively settled. As of December 31, 2016, Duke Energy determined its discount rate for U.S. pension and other post-retirement obligations using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact future pension expense and liabilities. Duke Energy cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2016 pretax pension expense, pretax other post-retirement expense, pension obligation and other post-retirement benefit obligation if a 0.25 percent change in rates were to occur.

	Qualified and Non-		Other Post-Retirement
	Qualified Pension Plans		Plans
(in millions)	0.25%	(0.25)%	0.25%	(0.25)%
Effect on 2016 pretax pension and other post-retirement expense
Expected long-term rate of return	$(20)	$20	$(1)	$1
Discount rate	(17)	17	(1)	1
Effect on pension and other post-retirement benefit obligation at December 31, 2016
Discount rate	(202)	207	(17)	17
Duke Energy’s other post-retirement plan uses a health care trend rate covering both pre- and post-age 65 retired plan participants, which is comprised of a medical care trend rate, which reflects the near- and long-term expectation of increases in medical costs, and a prescription drug trend rate, which reflects the near- and long-term expectation of increases in prescription drug costs. As of December 31, 2016, the health care trend rate was 7 percent, trending down to 4.75 percent by 2023. The following table presents the approximate effect on Duke Energy’s 2016 pretax other post-retirement expense and other post-retirement benefit obligation if a 1 percentage point change in the health care trend rate were to occur. These plans are closed to new hires.

	Other Post-Retirement
	Plans
(in millions)	1%	(1)%
Effect on 2016 other post-retirement expense	$5	$(5)
Effect on other post-retirement benefit obligation at December 31, 2016	29	(25)
For further information, see Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans.”
Income Taxes
Duke Energy and its subsidiaries file a consolidated federal income tax return and other state returns. The Subsidiary Registrants entered into a tax-sharing agreement with Duke Energy. Income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. Deferred income taxes have been provided for temporary differences between GAAP and tax bases of assets and liabilities because the differences create taxable or tax-deductible amounts for future periods. ITCs associated with regulated operations are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties.
Positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, are recognized in the financial statements when it is more likely than not the tax position can be sustained based solely on the technical merits of the position. The largest amount of tax benefit that is greater than 50 percent likely of being effectively settled is recorded. Management considers a tax position effectively settled when: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews; (ii) the Duke Energy Registrants do not intend to appeal or litigate the tax position included in the completed examination; and (iii) it is remote the taxing authority would examine or re-examine the tax position. The amount of a tax return position that is not recognized in the financial statements is disclosed as an unrecognized tax benefit. If these unrecognized tax benefits are later recognized, then there will be a decrease in income tax expense or a reclassification between deferred and current taxes payable. If the portion of tax benefits that has been recognized changes and those tax benefits are subsequently unrecognized, then the previously recognized tax benefits may impact the financial statements through increasing income tax expense or a reclassification between deferred and current taxes payable. Changes in assumptions on tax benefits may also impact interest expense or interest income and may result in the recognition of tax penalties.
Tax-related interest and penalties are recorded in Interest Expense and Other Income and Expenses, net, in the Consolidated Statements of Operations.

PART II

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Duke Energy’s projected primary sources and uses for the next three fiscal years are included in the table below.

(in millions)	2017	2018	2019
Uses:
Capital expenditures	$8,780	$10,030	$10,075
Debt maturities and reduction in short-term debt(a)	2,700	2,950	2,750
Dividend payments(b)	2,450	2,550	2,650
Sources:
Net cash flows from operations(c)	$6,750	$7,950	$8,750
Debt issuances	6,500	6,650	5,400
Equity issuances	—	350	350

(a)	Excludes capital leases and 2018 maturities of securitized receivables expected to be renewed. Amounts represent Duke Energy's financing plan, which accelerates certain contractual maturities.

(b)	Subject to approval by the Board of Directors.

(c)	Includes expenditures related to ash basin closures.
During 2014, Duke Energy declared a taxable dividend of foreign earnings in the form of notes payable that was intended to result in the repatriation of approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. In 2015, approximately $1.5 billion was remitted. In 2016, $120 million was remitted. The remaining amount was remitted in the first quarter of 2017.
The Subsidiary Registrants generally maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. The Subsidiary Registrants, excluding Progress Energy, support their short-term borrowing needs through participation with Duke Energy and certain of its other subsidiaries in a money pool arrangement. The companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities,” for additional discussion of the money pool arrangement.
Duke Energy and the Subsidiary Registrants, excluding Progress Energy, may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. From time to time, Duke Energy’s current liabilities exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its businesses.
Piedmont Acquisition
On October 3, 2016, Duke Energy acquired all outstanding common stock of Piedmont for a total cash purchase price of $5.0 billion, and assumed Piedmont's existing long-term debt, which had an estimated fair value of approximately $2.0 billion at the time of the acquisition. For further information on the acquisition, refer to Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions."
Financings to fund the transaction included $3.75 billion of long-term debt issued in August 2016, $750 million borrowed under the Term Loan in September 2016, as well as the issuance of 10.6 million shares of common stock in October 2016. The share issuance resulted in net cash proceeds of approximately $723 million. See Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for additional information related to the debt issuance and Note 18, "Common Stock," for additional information related to the equity issuance.
International Energy
In February 2016, Duke Energy announced it had initiated a process to divest the International Disposal Group, and in October 2016, announced it had entered into two separate sales agreements to execute the divestiture. Both sales closed in December of 2016, resulting in available cash proceeds of $1.9 billion, excluding transaction costs. Proceeds were primarily used to reduce Duke Energy holding company debt. Existing favorable tax attributes result in no immediate U.S. federal-level cash tax impacts. For further information on the sale, refer to Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions."

PART II

Credit Facilities and Registration Statements
Available Credit Facilities
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent) and Piedmont, have borrowing capacity under the Master Credit Facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins.
Piedmont has a separate five-year revolving syndicated credit facility, with a capacity of $850 million through December 2020 and an expansion option of up to an additional $200 million. The facility provides a line of credit for letters of credit of $10 million.
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	December 31, 2016
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(b)	$8,350	$3,400	$1,100	$1,000	$950	$450	$600
Reduction to backstop issuances
Commercial paper(c)	(2,022)	(977)	(300)	(150)	(84)	(31)	(150)
Outstanding letters of credit	(78)	(69)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,634	$2,354	$511	$598	$865	$419	$369

(a)	Includes amounts related to Piedmont's $850 million credit facility.

(b)	Represents the sublimit of each borrower.

(c)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Consolidated Balance Sheets.

Term Loan Facility
In 2016, Duke Energy (Parent) entered into a $1.5 billion term loan facility, as amended (Term Loan) maturing on July 31, 2017. During 2016, Duke Energy (Parent) drew the full amount available under the Term Loan and used $750 million of proceeds to fund a portion of the Piedmont acquisition and the remaining $750 million to manage short-term liquidity and for general corporate purposes. The terms and conditions of the Term Loan were generally consistent with those governing Duke Energy’s Master Credit Facility. In December 2016, Duke Energy (Parent) repaid the $1.5 billion term loan which terminated this credit facility.
Shelf Registration
In September 2016, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.
In January 2017, Duke Energy amended its Form S-3 to add Piedmont as a registrant and included in the amendment a prospectus for Piedmont under which it may issue debt securities in the same manner as other Duke Energy Registrants.

PART II

CAPITAL EXPENDITURES
Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Duke Energy’s projected capital and investment expenditures for the next three fiscal years are included in the table below.

(in millions)	2017	2018	2019
New generation	$935	$690	$580
Regulated renewables	70	65	385
Environmental	665	405	45
Nuclear fuel	425	425	395
Major nuclear	285	375	340
Customer additions	435	510	520
Grid modernization and other transmission and distribution projects	2,025	3,055	3,150
Maintenance and other	2,140	1,780	1,935
Total Electric Utilities and Infrastructure	6,980	7,305	7,350
Gas Utilities and Infrastructure	1,300	2,175	2,025
Commercial Renewables and Other	500	550	700
Total projected capital and investment expenditures	$8,780	$10,030	$10,075
DEBT MATURITIES
The following table shows the significant components of Current maturities of Long-Term Debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2016
Unsecured Debt
Duke Energy (Parent)	April 2017	1.226%	$400
Duke Energy (Parent)	August 2017	1.625%	700
Piedmont Natural Gas	September 2017	8.510%	35
First Mortgage Bonds
Duke Energy Progress	March 2017	1.146%	250
Duke Energy Florida	September 2017	5.800%	250
Duke Energy Progress	November 2017	1.111%	200
Secured
Duke Energy	June 2017	2.365%	45
Duke Energy	June 2017	2.260%	34
Tax-exempt Bonds
Duke Energy Carolinas	February 2017	3.600%	77
Duke Energy Carolinas	February 2017	0.810%	10
Duke Energy Carolinas	February 2017	0.790%	25
Other(a)			293
Current maturities of long-term debt			$2,319

(a)	Includes capital lease obligations, amortizing debt and small bullet maturities.
DIVIDEND PAYMENTS
In 2016, Duke Energy paid quarterly cash dividends for the 90th consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
Duke Energy targets a dividend payout ratio of between 70 percent and 75 percent, based upon adjusted diluted EPS. In 2015 and 2016, Duke Energy increased the dividend by approximately 4 percent annually. Through 2021, the annual dividend growth rate is expected to be approximately 4 to 6 percent.

PART II

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” Duke Energy’s wholly owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy through dividends, advances or loans as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation which in certain circumstances limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2016, the amount of restricted net assets of wholly owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is less than 25 percent of Duke Energy’s net assets. Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.
CASH FLOWS FROM OPERATING ACTIVITIES
Cash flows from operations of Electric Utilities and Infrastructure and Gas Utilities and Infrastructure are primarily driven by sales of electricity and natural gas, respectively, and costs of operations. These cash flows from operations are relatively stable and comprise a substantial portion of Duke Energy’s operating cash flows. Weather conditions, working capital and commodity price fluctuations, and unanticipated expenses including unplanned plant outages, storms, legal costs and related settlements can affect the timing and level of cash flows from operations.
Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately, the Master Credit Facility, to support these operations. Cash flows from operations are subject to a number of other factors, including, but not limited to, regulatory constraints, economic trends and market volatility (see Item 1A, “Risk Factors,” for additional information).
At December 31, 2016, Duke Energy had cash and cash equivalents and short-term investments of $392 million.
DEBT ISSUANCES
Depending on availability based on the issuing entity, the credit rating of the issuing entity, and market conditions, the Subsidiary Registrants prefer to issue first mortgage bonds and secured debt, followed by unsecured debt. This preference is the result of generally higher credit ratings for first mortgage bonds and secured debt, which typically result in lower interest costs. Duke Energy Corporation primarily issues unsecured debt.
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2017	Actual 2016	Actual 2015
Equity	44%	45%	48%
Debt	56%	55%	52%
Duke Energy’s fixed charges coverage ratio, calculated using Securities and Exchange Commission (SEC) guidelines, was 2.7 times for 2016, 3.1 times for 2015, and 3.0 times for 2014.
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Piedmont's credit facility contains a debt-to-total capitalization covenant not to exceed 70 percent. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of December 31, 2016, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART II

Credit Ratings
The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2017.

	Fitch	Moody's	S&P
Duke Energy Corporation	Negative	Negative	Stable
Issuer Credit Rating	BBB+	Baa1	A-
Senior Unsecured Debt	BBB+	Baa1	BBB+
Commercial Paper	F-2	P-2	A-2
Duke Energy Carolinas	Stable	Stable	Stable
Senior Secured Debt	AA-	Aa2	A
Senior Unsecured Debt	A+	A1	A-
Progress Energy	Stable	Stable	Stable
Senior Unsecured Debt	BBB	Baa2	BBB+
Duke Energy Progress	Stable	Stable	Stable
Senior Secured Debt	A+	Aa3	A
Duke Energy Florida	Stable	Stable	Stable
Senior Secured Debt	A	A1	A
Senior Unsecured Debt	A-	A3	A-
Duke Energy Ohio	Stable	Stable	Stable
Senior Secured Debt	A	A2	A
Senior Unsecured Debt	A-	Baa1	A-
Duke Energy Indiana	Positive	Stable	Stable
Senior Secured Debt	A	Aa3	A
Senior Unsecured Debt	A-	A2	A-
Duke Energy Kentucky	Stable	Stable	Stable
Senior Unsecured Debt	A-	Baa1	A-
Piedmont Natural Gas	N/A	Stable	Stable
Senior Unsecured	N/A	A2	A-
Commercial Paper	N/A	P-1	A-2
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$6,798	$6,676	$6,586
Investing activities	(11,533)	(5,277)	(5,373)
Financing activities	4,270	(2,578)	(678)
Changes in cash and cash equivalents included in assets held for sale	474	1,099	(548)
Net increase (decrease) in cash and cash equivalents	9	(80)	(13)
Cash and cash equivalents at beginning of period	383	463	476
Cash and cash equivalents at end of period	$392	$383	$463

PART II

OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2016	2015	2014
Net income	$2,170	$2,831	$1,889
Non-cash adjustments to net income	5,398	4,800	5,366
Contributions to qualified pension plans	(155)	(302)	—
Payments for AROs	(608)	(346)	(68)
Working capital	(7)	(307)	(601)
Net cash provided by operating activities	$6,798	$6,676	$6,586
For the year ended December 31, 2016 compared to 2015, the variance was driven primarily by:

•	a $300 million increase in cash flows from working capital primarily due to the sale of the international business; and

•	a $147 million decrease in contributions to qualified pension plans.
Offset by:

•	a $262 million increase in payments for AROs; and

•	a $63 million decrease in net income after non-cash adjustments due to higher storm costs offset by favorable weather, increased rider revenues, higher wholesale margins and strong cost control.
For the year ended December 31, 2015 compared to 2014, the variance was driven primarily by:

•
a $376 million increase in net income after non-cash adjustments resulting from increased retail pricing due to rate riders and higher base rates, increased wholesale net margins due to higher contracted amounts and prices, a new wholesale contract with NCEMPA, retail sales growth; and

•
a $294 million increase in cash flows from a working capital decrease primarily due to lower current year receivables resulting from unseasonably warmer weather in December 2015 and prior year under collection of fuel and purchased power due to increased consumption.

Offset by:

•	a $302 million increase in contributions to qualified pension plans; and

•	a $278 million increase in payments for AROs.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2016	2015	2014
Capital, investment and acquisition expenditures	$(13,215)	$(8,363)	$(5,528)
Available for sale securities, net	83	3	23
Net proceeds from the sales of discontinued operations and other assets, net of cash divested	1,418	2,968	179
Other investing items	181	115	(47)
Net cash used in investing activities	$(11,533)	$(5,277)	$(5,373)
The primary use of cash related to investing activities is capital, investment and acquisition expenditures, detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2016	2015	2014
Electric Utilities and Infrastructure	$6,649	$6,852	$4,642
Gas Utilities and Infrastructure	5,519	234	121
Commercial Renewables	857	1,019	514
Other	190	258	251
Total capital, investment and acquisition expenditures	$13,215	$8,363	$5,528

PART II

For the year ended December 31, 2016 compared to 2015, the variance was driven primarily by:

•	a $4,852 million increase in capital, investment and acquisition expenditures mainly due to the Piedmont acquisition; and

•
a $1,550 million decrease in net proceeds from sales of discontinued operations mainly due to the variance in proceeds between the prior year sale of the Midwest generation business and the current year sale of the International business.

For the year ended December 31, 2015 compared to 2014, the variance was driven primarily by:

•	a $2,789 million increase in proceeds mainly due to the sale of the nonregulated Midwest generation business to Dynegy, Inc. (Dynegy); and

•	a $202 million return of collateral related to the Chilean acquisition in 2013. The collateral was used to repay a secured loan.
Partially offset by:

•
a $2,835 million increase in capital, investment and acquisition expenditures mainly due to the acquisition of NCEMPA ownership interests in certain generating assets, fuel and spare parts inventory jointly owned with and operated by Duke Energy Progress and growth initiatives in electric and natural gas infrastructure, solar projects and natural-gas fired generation.

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2016	2015	2014
Issuance of common stock	$731	$17	$25
Issuances (Repayments) of long-term debt, net	7,315	(74)	(123)
Notes payable and commercial paper	(1,447)	1,245	1,688
Dividends paid	(2,332)	(2,254)	(2,234)
Repurchase of common shares	—	(1,500)	—
Other financing items	3	(12)	(34)
Net cash provided by (used in) financing activities	$4,270	$(2,578)	$(678)
For the year ended December 31, 2016 compared to 2015, the variance was driven primarily by:

•
a $7,389 million increase in proceeds from net issuances of long-term debt mainly due to the issuances of $3,750 million of senior unsecured notes used to fund a portion of the Piedmont acquisition, $1,294 million of nuclear asset-recovery bonds and other issuances primarily used to fund capital expenditures, pay down outstanding commercial paper and repay debt maturities; and

•	a $1,500 million decrease in cash outflows due to the 2015 repurchase of 19.8 million common shares under the ASR; and

•	a $714 million increase in proceeds resulting from the issuance of common stock to fund the acquisition of Piedmont.
Partially offset by:

•
a $2,692 million increase in cash outflows for the net payments of notes payable and commercial paper primarily through the use of proceeds from $1,294 million nuclear asset-recovery bonds issued at Duke Energy Florida, further increased by the prior year use of short-term debt to repay long-term debt maturities at Duke Energy Florida in advance of the 2016 proceeds from the nuclear asset-recovery bonds.

For the year ended December 31, 2015 compared to 2014, the variance was driven primarily by:

•	a $1,500 million increase in cash outflows due to the 2015 repurchase of 19.8 million common shares under the ASR; and

•
a $443 million decrease in proceeds from net issuances of notes payable and commercial paper primarily due to prior year financing with short-term debt in advance of the 2015 receipt of proceeds from the sale of the nonregulated Midwest generation business to Dynegy, net of current year financing with short-term debt used to repay long-term debt maturities at Duke Energy Florida in advance of the 2016 proceeds from the proposed issuance of the nuclear asset-recovery bonds.

PART II

Summary of Significant Debt Issuances
Piedmont Acquisition Financing
In August 2016, Duke Energy issued $3.75 billion of senior unsecured notes in three separate series. The net proceeds were used to finance a portion of the Piedmont acquisition. The $4.9 billion Bridge Facility was terminated following the issuance of this debt. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information on the Piedmont acquisition.
Nuclear Asset-Recovery Bonds
In June 2016, DEFPF issued $1,294 million of nuclear asset-recovery bonds and used the proceeds to acquire nuclear asset-recovery property from its parent, Duke Energy Florida. The nuclear asset-recovery bonds are payable only from and secured by the nuclear asset-recovery property. DEFPF is consolidated for financial reporting purposes; however, the nuclear asset-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, Duke Energy Florida or any of its affiliates other than DEFPF. The assets of DEFPF, including the nuclear asset-recovery property, are not available to pay creditors of Duke Energy Florida or any of its affiliates. Duke Energy Florida used the proceeds from the sale to repay short-term borrowings under the intercompany money pool borrowing arrangement and make an equity distribution of $649 million to the ultimate parent, Duke Energy (Parent), which repaid short-term borrowings. See Notes 4 and 17 to the Consolidated Financial Statements, "Regulatory Matters" and "Variable Interest Entities," respectively, for additional information.
Solar Facilities Financing
In August 2016, Emerald State Solar, LLC, an indirect wholly owned subsidiary of Duke Energy, entered into a $333 million portfolio financing of approximately 22 North Carolina Solar facilities. Tranche A of $228 million is secured by substantially all the assets of the solar facilities and is nonrecourse to Duke Energy. Tranche B of $105 million is secured by an Equity Contribution Agreement with Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures related to the Emerald State Solar, LLC portfolio. The initial interest rate on the loans was six months London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.75 percent plus a 0.125 percent increase every three years thereafter. In connection with this debt issuance, Emerald State Solar, LLC entered into two interest rate swaps to convert the substantial majority of the loan interest payments from variable rates to fixed rates of approximately 1.81 percent for Tranche A and 1.38 percent for Tranche B, plus the applicable margin. See Note 14 to the Consolidated Financial Statements, "Derivatives and Hedging," for further information on the notional amounts of the interest rate swaps.
Duke Energy Florida Bond Issuance
In January 2017, Duke Energy Florida issued $900 million of first mortgage bonds. The issuance was split between a $250 million, three-year series and a $650 million, 10-year series. The net proceeds from the issuance were used to repay at maturity $250 million aggregate principal amount of bonds due September 2017, as well as to fund capital expenditures for ongoing construction and capital maintenance and for general corporate purposes.

PART II

The following tables summarize significant debt issuances (in millions).

			Year Ended December 31, 2016
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Unsecured Debt
April 2016(a)	April 2023	2.875%	$350	$350	$—	$—	$—	$—	$—
August 2016	September 2021	1.800%	750	750	—	—	—	—	—
August 2016	September 2026	2.650%	1,500	1,500	—	—	—	—	—
August 2016	September 2046	3.750%	1,500	1,500	—	—	—	—	—
Secured Debt
June 2016(b)	March 2020	1.196%	183	—	—	—	183	—	—
June 2016(b)	September 2022	1.731%	150	—	—	—	150	—	—
June 2016(b)	September 2029	2.538%	436	—	—	—	436	—	—
June 2016(b)	March 2033	2.858%	250	—	—	—	250	—	—
June 2016(b)	September 2036	3.112%	275	—	—	—	275	—	—
August 2016	June 2034	2.747%	228	—	—	—	—	—	—
August 2016	June 2020	2.747%	105	—	—	—	—	—	—
First Mortgage Bonds
March 2016(c)	March 2023	2.500%	500	—	500	—	—	—	—
March 2016(c)	March 2046	3.875%	500	—	500	—	—	—	—
May 2016(d)	May 2046	3.750%	500	—	—	—	—	—	500
June 2016(c)	June 2046	3.700%	250	—	—	—	—	250	—
September 2016(e)	October 2046	3.400%	600	—	—	—	600	—	—
September 2016(c)	October 2046	3.700%	450	—	—	450	—	—	—
November 2016(f)	December 2026	2.950%	600	—	600	—	—	—	—
Total issuances			$9,127	$4,100	$1,600	$450	$1,894	$250	$500

(a)	Proceeds were used to pay down outstanding commercial paper and for general corporate purposes.

(b)	The nuclear asset recovery bonds are sequential pay amortizing bonds. The maturity date above represents the scheduled final maturity date for the bonds.

(c)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

(d)	Proceeds were used to repay $325 million of unsecured debt due June 2016, $150 million of first mortgage bonds due July 2016 and for general corporate purposes.

(e)
Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance, to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

(f)
Proceeds were used to repay at maturity $350 million aggregate principal amount of certain bonds due December 2016, as well as to fund capital expenditures for ongoing construction and capital maintenance and for general corporate purposes.

			Year Ended December 31, 2015
				Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress
Unsecured Debt
November 2015(a)(b)	April 2024	3.750%	$400	$400	$—	$—
November 2015(a)(b)	December 2045	4.800%	600	600	—	—
First Mortgage Bonds
March 2015(c)	June 2045	3.750%	500	—	500	—
August 2015(a)(d)	August 2025	3.250%	500	—	—	500
August 2015(a)(d)	August 2045	4.200%	700	—	—	700
Total issuances			$2,700	$1,000	$500	$1,200

(a)
Proceeds were used to repay short-term money pool and commercial paper borrowing issued to fund a portion of the NCEMPA acquisition, see Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for further information.

(b)	Proceeds were used to refinance at maturity $300 million of unsecured notes at Progress Energy due January 2016.

(c)	Proceeds were used to redeem at maturity $500 million of first mortgage bonds due October 2015.

(d)	Proceeds were used to refinance at maturity $400 million of first mortgage bonds due December 2015.

PART II

Off-Balance Sheet Arrangements
Duke Energy and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications.
Most of the guarantee arrangements entered into by Duke Energy enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not always included on the Consolidated Balance Sheets. The possibility of Duke Energy, either on its own or on behalf of Spectra Energy Capital, LLC (Spectra Capital) through indemnification agreements entered into as part of the January 2, 2007, spin-off of Spectra Energy Corp, having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.
Duke Energy performs ongoing assessments of their respective guarantee obligations to determine whether any liabilities have been incurred as a result of potential increased non-performance risk by third parties for which Duke Energy has issued guarantees.
See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements.
Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position.
Other than the guarantee arrangements discussed above, normal operating lease arrangements and off-balance sheet debt related to non-consolidated VIEs, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information, see Note 5 and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies” and "Variable Interest Entities," respectively.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations as of December 31, 2016.

	Payments Due By Period
					More than
		Less than	2-3 years	4-5 years	5 years
		1 year	(2018 &	(2020 &	(2022 &
(in millions)	Total	(2017)	2019)	2021)	beyond)
Long-Term debt(a)	$45,278	$2,211	$6,592	$5,582	$30,893
Interest payments on long-term debt(b)	29,961	1,868	3,500	3,014	21,579
Capital leases(c)	1,562	148	308	322	784
Operating leases(c)	1,850	218	386	298	948
Purchase obligations:(d)
Fuel and purchased power(e)(f)	25,353	4,819	6,136	3,786	10,612
Other purchase obligations(g)	7,688	5,802	719	193	974
Nuclear decommissioning trust annual funding(h)	315	30	28	28	229
Total contractual cash obligations(i)(j)	$112,007	$15,096	$17,669	$13,223	$66,019

(a)	See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities.”

(b)	Interest payments on variable rate debt instruments were calculated using December 31, 2016, interest rates and holding them constant for the life of the instruments.

(c)
See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.” Amounts in the table above include the interest component of capital leases based on the interest rates stated in the lease agreements and exclude certain related executory costs. Amounts exclude contingent lease obligations.

(d)	Current liabilities, except for current maturities of long-term debt, and purchase obligations reflected on the Consolidated Balance Sheets have been excluded from the above table.

(e)
Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as normal purchase/normal sale (NPNS). For contracts where the price paid is based on an index, the amount is based on market prices at December 31, 2016, or the best projections of the index. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting arrangements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.

(f)	Amounts exclude obligations under the OVEC purchase power agreement. See Note 17 to the Consolidated Financial Statements for additional information.

(g)
Includes contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for new generation plants, wind and solar facilities, plant refurbishments, maintenance and day-to-day contract work and commitments to buy certain products. Amount excludes certain open purchase orders for services that are provided on demand, for which the timing of the purchase cannot be determined.

PART II

(h)
Related to future annual funding obligations to NDTF through nuclear power stations' relicensing dates. Amounts through 2017 include North Carolina jurisdictional amounts that Duke Energy Progress retained internally and is transitioning to its external decommissioning funds per a 2008 NCUC order. The transition of the original $131 million must be complete by December 31, 2017, and at least 10 percent must be transitioned each year. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations."

(i)
Unrecognized tax benefits of $17 million are not reflected in this table as Duke Energy cannot predict when open income tax years will close with completed examinations. See Note 22 to the Consolidated Financial Statements, "Income Taxes."

(j)
The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing and amount of cash payments that will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 21 to the Consolidated Financial Statements, "Employee Benefit Plans"), AROs, including ash management expenditures (see Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations") and regulatory liabilities (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excluded are Deferred Income Taxes and ITCs recorded on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Management Policies
The Enterprise Risk Management policy framework at Duke Energy includes strategy, operational, project execution and financial or transaction related risks. Enterprise Risk Management includes market risk as part of the financial and transaction related risks in its framework.
Duke Energy is exposed to market risks associated with commodity prices, interest rates, equity prices and foreign currency exchange rates. Duke Energy has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Finance and Risk Management Committee of the Board of Directors receives periodic updates from the Chief Risk Officer and other members of management on market risk positions, corporate exposures and overall risk management activities. The Chief Risk Officer is responsible for the overall governance of managing commodity price risk, including monitoring exposure limits.
The following disclosures about market risk contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review Item 1A, “Risk Factors,” and “Cautionary Statement Regarding Forward-Looking Information” for a discussion of the factors that may impact any such forward-looking statements made herein.
Commodity Price Risk
Duke Energy is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy-related assets. Duke Energy’s exposure to these fluctuations is limited by the cost-based regulation of its regulated operations as these operations are typically allowed to recover substantially all of these costs through various cost-recovery clauses, including fuel clauses. While there may be a delay in timing between when these costs are incurred and when they are recovered through rates, changes from year to year generally do not have a material impact on operating results of these regulated operations.
Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. Duke Energy employs established policies and procedures to manage risks associated with these market fluctuations, which may include using various commodity derivatives, such as swaps, futures, forwards and options. For additional information, see Note 14 to the Consolidated Financial Statements, “Derivatives and Hedging.”
The inputs and methodologies used to determine the fair value of contracts are validated by an internal group separate from Duke Energy’s deal origination function. While Duke Energy uses common industry practices to develop its valuation techniques, changes in its pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.
Hedging Strategies
Duke Energy closely monitors risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations. Duke Energy’s primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to the prices of power and fuel.
The majority of instruments used to manage Duke Energy’s commodity price exposure are either not designated as hedges or do not qualify for hedge accounting. These instruments are referred to as undesignated contracts. Mark-to-market changes for undesignated contracts entered into by regulated businesses are reflected as regulatory assets or liabilities on the Consolidated Balance Sheets. Undesignated contracts entered into by unregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.
Duke Energy may also enter into other contracts that qualify for the NPNS exception. When a contract meets the criteria to qualify as NPNS, Duke Energy applies such exception. Income recognition and realization related to NPNS contracts generally coincide with the physical delivery of the commodity. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract as long as the transaction remains probable of occurring.

PART II

Generation Portfolio Risks
Duke Energy is primarily exposed to market price fluctuations of wholesale power, natural gas and coal prices in the Electric Utilities and Gas Utilities segments. The Duke Energy Registrants optimize the value of their generation portfolios, which include generation assets, fuel and emission allowances. Modeled forecasts of future generation output and fuel requirements are based on forward power and fuel markets. The component pieces of the portfolio are bought and sold based on models and forecasts of generation in order to manage the economic value of the portfolio in accordance with the strategies of the business units.
For the Electric Utilities segment, the generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations. However, the impact on the Consolidated Statements of Operations is partially offset by mechanisms in these regulated jurisdictions that result in the sharing of net profits from these activities with retail customers.
Interest Rate Risk
Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed-rate debt and commercial paper. Duke Energy manages interest rate exposure by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 6, 14 and 16 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Debt and Credit Facilities,” “Derivatives and Hedging,” and “Fair Value Measurements.”
At December 31, 2016, Duke Energy had $777 million notional amount of floating-to-fixed swaps outstanding, $500 million notional amount of fixed-to-floating swaps outstanding and $400 million forward-starting swaps outstanding. Duke Energy had $6.3 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2016. The impact of a 100 basis point change in interest rates on pretax income is approximately $63 million at December 31, 2016. This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2016.
See Note 14, "Derivatives and Hedging," to the Consolidated Financial Statements for additional information about the forward-starting interest rate swaps related to the Piedmont acquisition.
Credit Risk
Credit risk represents the loss that the Duke Energy Registrants would incur if a counterparty fails to perform under its contractual obligations. Where exposed to credit risk, the Duke Energy Registrants analyze the counterparty's financial condition prior to entering into an agreement and monitor exposure on an ongoing basis. The Duke Energy Registrants establish credit limits where appropriate in the context of contractual arrangements and monitor such limits.
To reduce credit exposure, the Duke Energy Registrants seek to include netting provisions with counterparties which permit the offset of receivables and payables with such counterparties. The Duke Energy Registrants also frequently use master agreements with credit support annexes to further mitigate certain credit exposures. The master agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents a negotiated unsecured credit limit for each party to the agreement, determined in accordance with the Duke Energy Registrants’ internal corporate credit practices and standards. Collateral agreements generally also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.
The Duke Energy Registrants also obtain cash or letters of credit from certain counterparties to provide credit support outside of collateral agreements, where appropriate, based on a financial analysis of the counterparty and the regulatory or contractual terms and conditions applicable to each transaction. See Note 14 to the Consolidated Financial Statements, “Derivatives and Hedging,” for additional information regarding credit risk related to derivative instruments.
The Duke Energy Registrants’ principal counterparties for its electric and gas businesses are regional transmission organizations, distribution companies, municipalities, electric cooperatives and utilities located throughout the U.S. The Duke Energy Registrants have concentrations of receivables from such entities throughout these regions. These concentrations of receivables may affect the Duke Energy Registrants’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector.
The Duke Energy Registrants are also subject to credit risk from transactions with their suppliers that involve pre-payments in conjunction with outsourcing arrangements, major construction projects and certain commodity purchases. The Duke Energy Registrants’ credit exposure to such suppliers may take the form of increased costs or project delays in the event of nonperformance. The Duke Energy Registrants' frequently require guarantees or letters of credit from suppliers to mitigate this credit risk.
Credit risk associated with the Duke Energy Registrants’ service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. The Duke Energy Registrants mitigate this credit risk by requiring customers to provide a cash deposit, letter of credit or surety bond until a satisfactory payment history is established, subject to the rules and regulations in effect in each retail jurisdiction, at which time the deposit is typically refunded. Charge-offs for retail customers have historically been insignificant to the operations of the Duke Energy Registrants and are typically recovered through retail rates. Management continually monitors customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Ohio and Duke Energy Indiana sell certain of their accounts receivable and related collections through Cinergy Receivables Company LLC (CRC), a Duke Energy consolidated variable interest entity. Losses on collection are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 17 to the Consolidated Financial Statements, “Variable Interest Entities.”

PART II

Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $814 million in excess of the self-insured retention. Receivables for insurance recoveries were $587 million and $599 million at December 31, 2016 and 2015, respectively. These amounts are classified in Other within Investments and Other Assets and Receivables on the Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The Duke Energy Registrants also have credit risk exposure through issuance of performance guarantees, letters of credit and surety bonds on behalf of less than wholly owned entities and third parties. Where the Duke Energy Registrants have issued these guarantees, it is possible that they could be required to perform under these guarantee obligations in the event the obligor under the guarantee fails to perform. Where the Duke Energy Registrants have issued guarantees related to assets or operations that have been disposed of via sale, they attempt to secure indemnification from the buyer against all future performance obligations under the guarantees. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further information on guarantees issued by the Duke Energy Registrants.
Based on the Duke Energy Registrants’ policies for managing credit risk, their exposures and their credit and other reserves, the Duke Energy Registrants do not currently anticipate a materially adverse effect on their consolidated financial position or results of operations as a result of non-performance by any counterparty.
Marketable Securities Price Risk
As described further in Note 15 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities,” Duke Energy invests in debt and equity securities as part of various investment portfolios to fund certain obligations. The vast majority of investments in equity securities are within the NDTF and assets of the various pension and other post-retirement benefit plans.
Pension Plan Assets
Duke Energy maintains investments to facilitate funding the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. These investments are exposed to price fluctuations in equity markets and changes in interest rates. The equity securities held in these pension plans are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. Duke Energy has established asset allocation targets for its pension plan holdings, which take into consideration the investment objectives and the risk profile with respect to the trust in which the assets are held. See Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans” for additional information regarding investment strategy of pension plan assets.
A significant decline in the value of plan asset holdings could require Duke Energy to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. Additionally, a decline in the fair value of plan assets, absent additional cash contributions to the plan, could increase the amount of pension cost required to be recorded in future periods, which could adversely affect Duke Energy’s results of operations in those periods.
Nuclear Decommissioning Trust Funds
As required by the NRC, NCUC, PSCSC and the Florida Public Service Commission (FPSC), subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2016, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes.
Accounting for nuclear decommissioning recognizes that costs are recovered through retail and wholesale rates; therefore, fluctuations in investment prices do not materially affect the Consolidated Statements of Operations, as changes in the fair value of these investments are primarily deferred as regulatory assets or regulatory liabilities pursuant to Orders by the NCUC, PSCSC, FPSC and FERC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through retail and wholesale rates. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations” for additional information regarding nuclear decommissioning costs. See Note 15 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities” for additional information regarding NDTF assets.

PART II

OTHER MATTERS
Ratios of Earnings to Fixed Charges
The Duke Energy Registrants’ ratios of earnings to fixed charges, as calculated using SEC guidelines, are included in the table below.

	Years Ended December 31,
	2016	2015	2014
Duke Energy	2.7	3.1	3.0
Duke Energy Carolinas	4.7	4.7	4.6
Progress Energy	3.0	2.9	2.7
Duke Energy Progress	4.0	3.7	3.5
Duke Energy Florida	4.3	4.3	4.1
Duke Energy Ohio	3.8	3.6	2.1
Duke Energy Indiana	4.1	3.6	4.1
Environmental Regulations
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants.
The following sections outline various proposed and recently enacted regulations that may impact the Duke Energy Registrants. Refer to Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
Coal Combustion Residuals
In April 2015, the EPA published a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. As a result of the EPA rule, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded additional ARO amounts during 2015. Various industry and environmental parties have appealed the EPA's CCR rule in the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On April 18, 2016, the EPA filed a motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. A decision by the court on the remaining issues is expected in the second quarter of 2017. Duke Energy does not expect a material impact from the settlement or that it will result in additional ARO adjustments.
In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions and via wholesale contracts, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations."
Coal Ash Management Act of 2014
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets at December 31, 2016, and December 31, 2015, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. In January 2016, the NCDEQ published draft risk classifications for sites not specifically delineated by the Coal Ash Act as high risk. These risk rankings were generally determined based on three primary criteria: structural integrity of the impoundments and impacts to surface water and to groundwater. The NCDEQ's draft proposed classifications categorized 12 basins at four sites as intermediate risk and four basins at three sites as low risk. The NCDEQ's draft proposed classifications also categorized nine basins at six sites as “low-to-intermediate” risk, thereby not assigning a definitive risk ranking at that time. On May 18, 2016, the NCDEQ issued new proposed risk classifications, proposing to rank all originally proposed low risk and "low-to-intermediate" risk sites as intermediate.
On July 14, 2016, the former governor of North Carolina signed legislation which amended the Coal Ash Act and required Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The new legislation also ranks basins at the H.F. Lee, Cape Fear and Weatherspoon stations as intermediate risk consistent with Duke Energy's previously announced plans to excavate those basins. These specific intermediate risk basins require closure through excavation including a combination of transferring ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of these specific intermediate risk basins is required to be completed no later than August 1, 2028. Upon satisfactory completion of the dam improvement projects and installation of alternative drinking water sources by October 15, 2018, the legislation requires the NCDEQ to reclassify sites proposed as intermediate risk, excluding H.F. Lee, Cape Fear and Weatherspoon, as low risk. In January 2017, NCDEQ issued preliminary approval of Duke Energy's plans for the alternative water sources.

PART II

Per the Coal Ash Act, final proposed classifications were to be subject to Coal Ash Management Commission (Coal Ash Commission) approval. In March 2016, the Coal Ash Commission created by the Coal Ash Act was disbanded by the former governor of North Carolina based on a North Carolina Supreme Court ruling regarding the constitutionality of the body. The July 2016 legislation eliminates the Coal Ash Commission and transfers responsibility for ash basin closure oversight to the NCDEQ.
Additionally, the July 2016 legislation requires the installation and operation of three large-scale coal ash beneficiation projects which are expected to produce reprocessed ash for use in the concrete industry. Closure of basins at sites with these beneficiation projects are required to be completed no later than December 31, 2029. On October 5, 2016, Duke Energy announced Buck Steam Station as a first location for one of the beneficiation projects. On December 13, 2016, Duke Energy announced H.F. Lee as the second location. Duke Energy intends to announce the third location by July 1, 2017.
The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments.
Provisions of the Coal Ash Act prohibit cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions. Consistent with the requirements of the Coal Ash Act, Duke Energy has submitted comprehensive site assessments and groundwater corrective plans to NCDEQ and will submit to NCDEQ site-specific coal ash impoundment closure plans in advance of closure. These plans and all associated permits must be approved by NCDEQ before closure work can begin.
For further information on AROs, see Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations.”
Mercury and Air Toxics Standards
The final Mercury and Air Toxics Standards (MATS) rule was issued on February 16, 2012. The rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units (EGUs). The rule required sources to comply with emission limits by April 16, 2015, or by April 16, 2016, with approved extension. Strategies to achieve compliance included installation of new air emission control equipment, development of monitoring processes, fuel switching and acceleration of retirement for some coal-fired EGUs. All of Duke Energy's coal-fired units are in compliance with the emission limits, work practices standards and other requirements of the MATS rule.
Clean Water Act 316(b)
The EPA published the final 316(b) cooling water intake structure rule on August 15, 2014, with an effective date of October 14, 2014. The rule applies to 26 of the electric generating facilities the Duke Energy Registrants own and operate. The rule allows for several options to demonstrate compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2022 time frame. Petitions challenging the rule have been filed by several groups. It is unknown when the courts will rule on the petitions. The Duke Energy Registrants cannot predict the outcome of these matters.
Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. Affected facilities must comply between 2018 and 2023, depending on timing of new Clean Water Act (CWA) permits. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. The Duke Energy Registrants are well-positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG for wastewater associated rule focused on the limits imposed on integrated gas combined-cycle facilities. All challenges to the rule have been consolidated in the Fifth Circuit Court of Appeals. Opening briefs were submitted on December 5, 2016. Briefing concludes on June 5, 2017, and oral argument has not been scheduled. It is unknown when the courts will rule on the petitions. The Duke Energy Registrants cannot predict the outcome of these matters.
Estimated Cost and Impacts of Rulemakings
Duke Energy will incur capital expenditures to comply with the environmental regulations and rules discussed above. The following table provides five-year estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, CWA 316(b) and ELGs through December 31, 2021. The table excludes ash basin closure costs recorded in Asset retirement obligations on the Consolidated Balance Sheets. For more information related to AROs, see Note 9 to the Consolidated Financial Statements.

(in millions)	Five-Year Estimated Costs
Duke Energy	$1,200
Duke Energy Carolinas	530
Progress Energy	325
Duke Energy Progress	260
Duke Energy Florida	65
Duke Energy Ohio	125
Duke Energy Indiana	220

PART II

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
Cross-State Air Pollution Rule
On December 3, 2015, the EPA proposed a rule to lower the Cross-State Air Pollution Rule (CSAPR) Phase 2 state ozone season nitrogen oxide (NOX) emission budgets for 23 eastern states, including North Carolina, Ohio, Kentucky and Indiana. The EPA also proposed to eliminate the CSAPR Phase 2 ozone season state NOX budgets for Florida and South Carolina. On September 7, 2016, the EPA finalized a CSAPR update rule that reduces the CSAPR Phase 2 state ozone season NOX emission budgets for 22 eastern states, including Ohio, Kentucky and Indiana. In the final CSAPR update rule, the EPA removed Florida, South Carolina and North Carolina from the ozone season NOx program. Beginning in 2017, Duke Energy Registrants in these states will not be subject to any CSAPR ozone season NOx emission limitations. For the states that remain in the program, the reduced state ozone season NOx emission budgets will take effect on May 1, 2017. In Kentucky and Indiana, where Duke Energy Registrants own and operate coal-fired EGUs subject to the final rule requirements, potential near-term responses could include changing unit dispatch to run certain generating units less frequently and/or purchasing NOx allowances from the trading market. Longer term, upgrading the performance of existing NOx controls is an option.
Carbon Pollution Standards for New, Modified and Reconstructed Power Plants
On October 23, 2015, the EPA published a final rule in the Federal Register establishing carbon dioxide (CO2) emissions limits for new, modified and reconstructed power plants. The requirements for new plants do not apply to any facility that Duke Energy currently has in operation, but would apply to plants that commenced construction after January 8, 2014. The EPA set an emissions standard for coal units of 1,400 pounds of CO2 per gross MWh, which would require the application of partial carbon capture and storage (CCS) technology for a coal unit to be able to meet the limit. Utility-scale CCS is not currently a demonstrated and commercially available technology for coal-fired EGUs, and therefore the final standard effectively prevents the development of new coal-fired generation. The EPA set a final standard of 1,000 pounds of CO2 per gross MWh for new natural gas combined-cycle units. Petitions challenging the rule have been filed by several groups. Final briefs in the case were due February 6, 2017. Oral arguments are scheduled for April 2017. The Duke Energy Registrants do not expect the impacts of the final standards will be material to Duke Energy's financial position, results of operations or cash flows.
Clean Power Plan
On October 23, 2015, the EPA published in the Federal Register the final Clean Power Plan (CPP) rule that regulates CO2 emissions from existing fossil fuel-fired EGUs. The CPP established CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired EGUs. Petitions challenging the rule have been filed by several groups and on February 9, 2016, the Supreme Court issued a stay of the final CPP rule, halting implementation of the CPP until legal challenges are resolved. States in which the Duke Energy Registrants operate have suspended work on the CPP in response to the stay. Oral arguments before 10 of the 11 judges on D.C. Circuit Court were heard on September 27, 2016. The court is expected to decide the case in early 2017.
Compliance with CPP could cause the industry to replace coal-fired generation with natural gas and renewables. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, which may result in the retirement of coal-fired generation plants earlier than the current end of useful lives. If the CPP is ultimately upheld by the courts and implementation goes forward, the Duke Energy Registrants could incur increased fuel, purchased power, operation and maintenance and other costs for replacement generation as a result of this rule. Due to the uncertainties related to the implementation of the CPP, the Duke Energy Registrants cannot predict the outcome of these matters.
Global Climate Change
The Duke Energy Registrants’ greenhouse gas (GHG) emissions consist primarily of CO2 and result primarily from operating a fleet of coal-fired power plants. In 2016, the Duke Energy Registrants’ power plants emitted approximately 107 million tons of CO2. Future CO2 emissions will be influenced by variables that include compliance with new or existing regulations, economic conditions that affect electricity demand and the technologies deployed to generate the electricity necessary to meet the customer demand.
The Duke Energy Registrants have taken actions that have resulted in a reduction of CO2 emissions over time. Actions have included the retirement of 47 coal-fired EGUs with a combined generating capacity of 5,425 MW. Much of that capacity has been replaced with state-of-the-art highly efficient natural gas-fired generation that produces far fewer CO2 emissions per unit of electricity generated. Between 2005 and 2016, the Duke Energy Registrants have collectively lowered the CO2 emissions from their electricity generation by approximately 30 percent, which lowers the exposure to any future mandatory CO2 emission reduction requirements or carbon tax, whether as a result of federal legislation, the final CPP regulation or other as yet unknown emission reduction requirement. Under any future scenario involving mandatory CO2 limitations, the Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms.
The Duke Energy Registrants recognize certain groups associate severe weather events with increasing levels of GHGs in the atmosphere and forecast the possibility these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration and severity), the long period of time over which any potential changes might take place and the inability to predict potential changes with any degree of accuracy, make estimating any potential future financial risk to the Duke Energy Registrants’ operations impossible. The Duke Energy Registrants have historically planned and prepared for extreme weather events, such as ice storms, tornadoes, hurricanes, severe thunderstorms, high winds and droughts they occasionally experience.

PART II

The Duke Energy Registrants routinely take steps to reduce the potential impact of severe weather events on their electric distribution systems. The Duke Energy Registrants’ electric generating facilities are designed to withstand extreme weather events without significant damage. The Duke Energy Registrants maintain an inventory of coal and oil on-site to mitigate the effects of any potential short-term disruption in fuel supply so they can continue to provide customers with an uninterrupted supply of electricity.
Nuclear Matters
Following the events at the Fukushima Daiichi nuclear power station in Japan, in March 2011, the NRC formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. Subsequently, the NRC targeted a set of improvements designed to enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. Pursuant to the findings of the task force, in March 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation. Duke Energy is committed to compliance with all safety enhancements ordered by the NRC, and as of January 2017, Duke Energy actions on two of the three NRC orders are complete. The remaining order is focused only on enhancements to boiling water reactor designs which, for Duke Energy, is unique to Brunswick Steam Electric Plant. Actions associated with this third order will be completed by March 2019. With the NRC’s continuing review of this matter, Duke Energy cannot predict to what extent the NRC will impose additional licensing and safety-related requirements or the costs of complying with such requirements. Upon receipt of additional guidance from the NRC and a collaborative industry review, Duke Energy will be able to determine an implementation plan and associated costs. See Item 1A, “Risk Factors,” for further discussion of applicable risk factors.
New Accounting Standards
See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of the impact of new accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Quantitative and Qualitative Disclosures About Market Risk.”

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART II

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Duke Energy Corporation
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2017

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per-share amounts)	2016	2015	2014
Operating Revenues
Regulated electric	$21,221	$21,379	$21,550
Nonregulated electric and other	659	456	386
Regulated natural gas	863	536	573
Total operating revenues	22,743	22,371	22,509
Operating Expenses
Fuel used in electric generation and purchased power	6,625	7,355	7,732
Cost of natural gas	265	141	185
Operation, maintenance and other	6,085	5,539	5,506
Depreciation and amortization	3,294	3,053	2,969
Property and other taxes	1,142	1,129	1,204
Impairment charges	18	106	81
Total operating expenses	17,429	17,323	17,677
Gains on Sales of Other Assets and Other, net	27	30	10
Operating Income	5,341	5,078	4,842
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	(15)	69	130
Other income and expenses, net	324	290	320
Total other income and expenses	309	359	450
Interest Expense	1,916	1,527	1,529
Income From Continuing Operations Before Income Taxes	3,734	3,910	3,763
Income Tax Expense From Continuing Operations	1,156	1,256	1,225
Income From Continuing Operations	2,578	2,654	2,538
(Loss) Income From Discontinued Operations, net of tax	(408)	177	(649)
Net Income	2,170	2,831	1,889
Less: Net Income Attributable to Noncontrolling Interests	18	15	6
Net Income Attributable to Duke Energy Corporation	$2,152	$2,816	$1,883

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$3.71	$3.80	$3.58
Diluted	$3.71	$3.80	$3.58
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$(0.60)	$0.25	$(0.92)
Diluted	$(0.60)	$0.25	$(0.92)
Net Income attributable to Duke Energy Corporation common stockholders
Basic	$3.11	$4.05	$2.66
Diluted	$3.11	$4.05	$2.66
Weighted average shares outstanding
Basic	691	694	707
Diluted	691	694	707
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2016	2015	2014
Net Income	$2,170	$2,831	$1,889
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	694	(264)	(124)
Pension and OPEB adjustments	(11)	(13)	4
Net unrealized gains (losses) on cash flow hedges(a)	17	—	(26)
Reclassification into earnings from cash flow hedges	13	9	7
Unrealized gains (losses) on available-for-sale securities	2	(6)	3
Other Comprehensive Income (Loss), net of tax	715	(274)	(136)
Comprehensive Income	2,885	2,557	1,753
Less: Comprehensive Income Attributable to Noncontrolling Interests	20	4	14
Comprehensive Income Attributable to Duke Energy Corporation	$2,865	$2,553	$1,739
(a)    Net of insignificant tax expense in 2016 and 2015, and $13 million tax benefit in 2014.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$392	$383
Receivables (net of allowance for doubtful accounts of $14 at 2016 and $12 at 2015)	751	515
Receivables of VIEs (net of allowance for doubtful accounts of $54 at 2016 and $53 at 2015)	1,893	1,748
Inventory	3,522	3,746
Assets held for sale	—	746
Regulatory assets (includes $50 related to VIEs at 2016)	1,023	877
Other	458	307
Total current assets	8,039	8,322
Investments and Other Assets
Investments in equity method unconsolidated affiliates	925	499
Nuclear decommissioning trust funds	6,205	5,825
Goodwill	19,425	16,072
Assets held for sale	—	2,413
Other	2,752	2,830
Total investments and other assets	29,307	27,639
Property, Plant and Equipment
Cost	121,397	109,967
Accumulated depreciation and amortization	(39,406)	(36,736)
Generation facilities to be retired, net	529	548
Net property, plant and equipment	82,520	73,779
Regulatory Assets and Deferred Debits
Regulatory assets (includes $1,142 related to VIEs at 2016)	12,878	11,373
Other	17	43
Total regulatory assets and deferred debits	12,895	11,416
Total Assets	$132,761	$121,156
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,994	$2,350
Notes payable and commercial paper	2,487	3,633
Taxes accrued	384	289
Interest accrued	503	412
Current maturities of long-term debt (includes $260 at 2016 and $125 at 2015 related to VIEs)	2,319	2,026
Liabilities associated with assets held for sale	—	279
Asset retirement obligations	411	—
Regulatory liabilities	409	400
Other	2,044	2,011
Total current liabilities	11,551	11,400
Long-Term Debt (includes $3,587 at 2016 and $2,197 at 2015 related to VIEs)	45,576	36,842
Deferred Credits and Other Liabilities
Deferred income taxes	14,155	12,548
Investment tax credits	493	472
Accrued pension and other post-retirement benefit costs	1,111	1,088
Liabilities associated with assets held for sale	—	900
Asset retirement obligations	10,200	10,249
Regulatory liabilities	6,881	6,255
Other	1,753	1,631
Total deferred credits and other liabilities	34,593	33,143
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 700 million and 688 million shares outstanding at 2016 and 2015, respectively	1	1
Additional paid-in capital	38,741	37,968
Retained earnings	2,384	2,564
Accumulated other comprehensive loss	(93)	(806)
Total Duke Energy Corporation stockholders' equity	41,033	39,727
Noncontrolling interests	8	44
Total equity	41,041	39,771
Total Liabilities and Equity	$132,761	$121,156
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,170	$2,831	$1,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	3,880	3,613	3,507
Equity component of AFUDC	(200)	(164)	(135)
FERC mitigation costs	—	—	(15)
Accrued charitable contributions related to Piedmont merger commitments	93	—	—
Losses (gains) on sales of other assets	477	(48)	(33)
Impairment charges	212	153	915
Deferred income taxes	900	1,244	1,149
Equity in earnings of unconsolidated affiliates	15	(69)	(130)
Accrued pension and other post-retirement benefit costs	21	71	108
Contributions to qualified pension plans	(155)	(302)	—
Payments for asset retirement obligations	(608)	(346)	(68)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	34	(29)	44
Receivables	(391)	359	58
Inventory	272	(237)	(269)
Other current assets	(220)	(65)	(414)
Increase (decrease) in
Accounts payable	266	(6)	(30)
Taxes accrued	236	(38)	(14)
Other current liabilities	182	168	(201)
Other assets	(186)	(216)	16
Other liabilities	(200)	(243)	209
Net cash provided by operating activities	6,798	6,676	6,586
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,901)	(6,766)	(5,384)
Investment expenditures	(307)	(263)	(90)
Acquisitions, net of cash acquired	(4,778)	(1,334)	(54)
Purchases of available-for-sale securities	(5,153)	(4,037)	(4,110)
Proceeds from sales and maturities of available-for-sale securities	5,236	4,040	4,133
Proceeds from the sales of discontinued operations and other assets, net of cash divested	1,418	2,968	179
Change in restricted cash	(4)	191	9
Other	(44)	(76)	(56)
Net cash used in investing activities	(11,533)	(5,277)	(5,373)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	9,238	2,955	2,914
Issuance of common stock	731	17	25
Payments for the redemption of long-term debt	(1,923)	(3,029)	(3,037)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	2,081	379	1,066
Payments for the redemption of short-term debt with original maturities greater than 90 days	(2,166)	(931)	(564)
Notes payable and commercial paper	(1,362)	1,797	1,186
Distributions to noncontrolling interests	(6)	(9)	(65)
Dividends paid	(2,332)	(2,254)	(2,234)
Repurchase of common shares	—	(1,500)	—
Other	9	(3)	31
Net cash provided by (used in) financing activities	4,270	(2,578)	(678)
Changes in cash and cash equivalents included in assets held for sale	474	1,099	(548)
Net increase (decrease) in cash and cash equivalents	9	(80)	(13)
Cash and cash equivalents at beginning of period	383	463	476
Cash and cash equivalents at end of period	$392	$383	$463
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$1,794	$1,607	$1,659
Cash paid for income taxes	229	170	158
Significant non-cash transactions:
Accrued capital expenditures	1,000	771	664
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Duke Energy Corporation Stockholders' Accumulated Other Comprehensive Loss
							Net Unrealized		Total
					Foreign	Net	Gains (Losses)		Duke Energy
	Common		Additional		Currency	Losses on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2013	706	$1	$39,365	$2,363	$(307)	$(40)	$—	$(52)	$41,330	$78	$41,408
Net income	—	—	—	1,883	—	—	—	—	1,883	6	1,889
Other comprehensive (loss) income	—	—	—	—	(132)	(19)	3	4	(144)	8	(136)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	40	—	—	—	—	—	40	—	40
Common stock dividends	—	—	—	(2,234)	—	—	—	—	(2,234)	—	(2,234)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(65)	(65)
Other	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2014	707	$1	$39,405	$2,012	$(439)	$(59)	$3	$(48)	$40,875	$24	$40,899
Net income	—	—	—	2,816	—	—	—	—	2,816	15	2,831
Other comprehensive (loss) income	—	—	—	—	(253)	9	(6)	(13)	(263)	(11)	(274)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	63	—	—	—	—	—	63	—	63
Stock repurchase	(20)		(1,500)	—	—	—	—	—	(1,500)	—	(1,500)
Common stock dividends	—	—	—	(2,254)	—	—	—	—	(2,254)	—	(2,254)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(9)	(9)
Other(a)	—	—	—	(10)	—	—	—	—	(10)	25	15
Balance at December 31, 2015	688	$1	$37,968	$2,564	$(692)	$(50)	$(3)	$(61)	$39,727	$44	$39,771
Net income	—	—	—	2,152	—	—	—	—	2,152	18	2,170
Other comprehensive income (loss)(b)	—	—	—	—	692	30	2	(11)	713	2	715
Common stock issuances, including dividend reinvestment and employee benefits	12	—	773	—	—	—	—	—	773	—	773
Common stock dividends	—	—	—	(2,332)	—	—	—	—	(2,332)	—	(2,332)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	—	—	(6)	(6)
Other(c)	—	—	—	—	—	—	—	—	—	(50)	(50)
Balance at December 31, 2016	700	$1	$38,741	$2,384	$—	$(20)	$(1)	$(72)	$41,033	$8	$41,041

(a)	Noncontrolling Interests amount is primarily related to the acquisitions of a majority interest in a provider of energy management systems and services for commercial customers and a solar company.

(b)
Foreign Currency Translation Adjustments amount includes $620 million of cumulative adjustment realized as a result of the sale of the Latin American generation business. Refer to Note 2 to the Consolidated Financial Statements.

(c)	Noncontrolling Interests amount is primarily related to the sale of the Latin American generation business. Refer to Note 2 to the Consolidated Financial Statements.
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Carolinas, LLC
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Carolinas, LLC and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2017

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2016	2015	2014
Operating Revenues	$7,322	$7,229	$7,351
Operating Expenses
Fuel used in electric generation and purchased power	1,797	1,881	2,133
Operation, maintenance and other	2,106	2,066	1,995
Depreciation and amortization	1,075	1,051	1,009
Property and other taxes	276	269	316
Impairment charges	1	1	3
Total operating expenses	5,255	5,268	5,456
Loss on Sales of Other Assets and Other, net	(5)	(1)	—
Operating Income	2,062	1,960	1,895
Other Income and Expenses, net	162	160	172
Interest Expense	424	412	407
Income Before Income Taxes	1,800	1,708	1,660
Income Tax Expense	634	627	588
Net Income	$1,166	$1,081	$1,072
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	2	1	2
Unrealized gain on available-for-sale securities	—	1	—
Other Comprehensive Income, net of tax	2	2	2
Comprehensive Income	$1,168	$1,083	$1,074
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$14	$13
Receivables (net of allowance for doubtful accounts of $2 at 2016 and $3 at 2015)	160	142
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2016 and 2015)	645	596
Receivables from affiliated companies	163	107
Notes receivable from affiliated companies	66	163
Inventory	1,055	1,276
Regulatory assets	238	305
Other	37	128
Total current assets	2,378	2,730
Investments and Other Assets
Nuclear decommissioning trust funds	3,273	3,050
Other	940	999
Total investments and other assets	4,213	4,049
Property, Plant and Equipment
Cost	41,127	39,398
Accumulated depreciation and amortization	(14,365)	(13,521)
Net property, plant and equipment	26,762	25,877
Regulatory Assets and Deferred Debits
Regulatory assets	3,159	2,766
Other	3	4
Total regulatory assets and deferred debits	3,162	2,770
Total Assets	$36,515	$35,426
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$833	$753
Accounts payable to affiliated companies	247	229
Taxes accrued	143	25
Interest accrued	102	95
Current maturities of long-term debt	116	356
Asset retirement obligations	222	—
Regulatory liabilities	161	39
Other	468	519
Total current liabilities	2,292	2,016
Long-Term Debt	9,187	7,711
Long-Term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	6,544	6,146
Investment tax credits	203	199
Accrued pension and other post-retirement benefit costs	97	107
Asset retirement obligations	3,673	3,918
Regulatory liabilities	2,840	2,802
Other	607	621
Total deferred credits and other liabilities	13,964	13,793
Commitments and Contingencies
Equity
Member's equity	10,781	11,617
Accumulated other comprehensive loss	(9)	(11)
Total equity	10,772	11,606
Total Liabilities and Equity	$36,515	$35,426
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,166	$1,081	$1,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,382	1,361	1,273
Equity component of AFUDC	(102)	(96)	(91)
FERC mitigation costs	—	—	3
Accrued charitable contributions related to Piedmont merger commitments	52	—	—
Losses on sales of other assets and other, net	5	1	—
Impairment charges	1	1	—
Deferred income taxes	470	397	376
Accrued pension and other post-retirement benefit costs	4	15	22
Contributions to qualified pension plans	(43)	(91)	—
Payments for asset retirement obligations	(287)	(167)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	5	—	—
Receivables	(76)	42	48
Receivables from affiliated companies	(56)	(32)	—
Inventory	215	(157)	(60)
Other current assets	67	(51)	(236)
Increase (decrease) in
Accounts payable	(85)	(4)	10
Accounts payable to affiliated companies	18	75	(7)
Taxes accrued	187	(128)	(15)
Other current liabilities	63	127	(10)
Other assets	20	76	17
Other liabilities	(30)	(77)	(22)
Net cash provided by operating activities	2,976	2,373	2,380
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,220)	(1,933)	(1,879)
Purchases of available-for-sale securities	(2,832)	(2,555)	(2,064)
Proceeds from sales and maturities of available-for-sale securities	2,832	2,555	2,044
Notes receivable from affiliated companies	97	(13)	72
Other	(83)	(35)	(18)
Net cash used in investing activities	(2,206)	(1,981)	(1,845)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,587	516	—
Payments for the redemption of long-term debt	(356)	(506)	(45)
Distributions to parent	(2,000)	(401)	(500)
Other	—	(1)	—
Net cash used in financing activities	(769)	(392)	(545)
Net increase (decrease) in cash and cash equivalents	1	—	(10)
Cash and cash equivalents at beginning of period	13	13	23
Cash and cash equivalents at end of period	$14	$13	$13
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$393	$389	$388
Cash (received from) paid for income taxes	(60)	342	305
Significant non-cash transactions:
Accrued capital expenditures	347	239	194
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated Other
		Comprehensive Loss
		Net Losses	Net Losses
		on Cash	Available-
	Member's	Flow	for-Sale	Total
(in millions)	Equity	Hedges	Securities	Equity
Balance at December 31, 2013	$10,365	$(14)	$(1)	$10,350
Net income	1,072	—	—	1,072
Other comprehensive income	—	2	—	2
Distributions to parent	(500)	—	—	(500)
Balance at December 31, 2014	$10,937	$(12)	$(1)	$10,924
Net income	1,081	—	—	1,081
Other comprehensive income	—	1	1	2
Distributions to parent	(401)	—	—	(401)
Balance at December 31, 2015	$11,617	$(11)	$—	$11,606
Net income	1,166	—	—	1,166
Other comprehensive income	—	2	—	2
Distributions to parent	(2,000)	—	—	(2,000)
Other	(2)	—	—	(2)
Balance at December 31, 2016	$10,781	$(9)	$—	$10,772
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Progress Energy, Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progress Energy, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2017

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2016	2015	2014
Operating Revenues	$9,853	$10,277	$10,166
Operating Expenses
Fuel used in electric generation and purchased power	3,644	4,224	4,195
Operation, maintenance and other	2,386	2,298	2,335
Depreciation and amortization	1,213	1,116	1,128
Property and other taxes	487	492	517
Impairment charges	7	12	(16)
Total operating expenses	7,737	8,142	8,159
Gains on Sales of Other Assets and Other, net	25	25	11
Operating Income	2,141	2,160	2,018
Other Income and Expenses, net	114	97	77
Interest Expense	689	670	675
Income From Continuing Operations Before Income Taxes	1,566	1,587	1,420
Income Tax Expense From Continuing Operations	527	522	540
Income From Continuing Operations	1,039	1,065	880
Income (Loss) From Discontinued Operations, net of tax	2	(3)	(6)
Net Income	1,041	1,062	874
Less: Net Income Attributable to Noncontrolling Interests	10	11	5
Net Income Attributable to Parent	$1,031	$1,051	$869

Net Income	$1,041	$1,062	$874
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments	1	(10)	9
Reclassification into earnings from cash flow hedges	8	4	8
Unrealized gains (losses) on investments in available-for-sale securities	1	(1)	1
Other Comprehensive Income (Loss), net of tax	10	(7)	18
Comprehensive Income	1,051	1,055	892
Less: Comprehensive Income Attributable to Noncontrolling Interests	10	11	5
Comprehensive Income Attributable to Parent	$1,041	$1,044	$887

See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$46	$44
Receivables (net of allowance for doubtful accounts of $6 at 2016 and 2015)	114	151
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2016 and $8 at 2015)	692	658
Receivables from affiliated companies	106	375
Notes receivable from affiliated companies	80	—
Inventory	1,717	1,751
Regulatory assets (includes $50 related to VIEs at 2016)	401	362
Other	148	156
Total current assets	3,304	3,497
Investments and Other Assets
Nuclear decommissioning trust funds	2,932	2,775
Goodwill	3,655	3,655
Other	852	834
Total investments and other assets	7,439	7,264
Property, Plant and Equipment
Cost	44,864	42,666
Accumulated depreciation and amortization	(15,212)	(14,867)
Generation facilities to be retired, net	529	548
Net property, plant and equipment	30,181	28,347
Regulatory Assets and Deferred Debits
Regulatory assets (includes $1,142 related to VIEs at 2016)	5,722	5,435
Other	4	5
Total regulatory assets and deferred debits	5,726	5,440
Total Assets	$46,650	$44,548
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,003	$722
Accounts payable to affiliated companies	348	311
Notes payable to affiliated companies	729	1,308
Taxes accrued	83	53
Interest accrued	201	195
Current maturities of long-term debt (includes $62 related to VIEs at 2016)	778	315
Asset retirement obligations	189	—
Regulatory liabilities	189	286
Other	745	891
Total current liabilities	4,265	4,081
Long-Term Debt (includes $1,741 at 2016 and $479 at 2015 related to VIEs)	15,590	13,999
Long-Term Debt Payable to Affiliated Companies	1,173	150
Deferred Credits and Other Liabilities
Deferred income taxes	5,246	4,790
Accrued pension and other post-retirement benefit costs	547	536
Asset retirement obligations	5,286	5,369
Regulatory liabilities	2,395	2,387
Other	341	383
Total deferred credits and other liabilities	13,815	13,465
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2016 and 2015	—	—
Additional paid-in capital	8,094	8,092
Retained earnings	3,764	4,831
Accumulated other comprehensive loss	(38)	(48)
Total Progress Energy, Inc. stockholders' equity	11,820	12,875
Noncontrolling interests	(13)	(22)
Total equity	11,807	12,853
Total Liabilities and Equity	$46,650	$44,548
See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,041	$1,062	$874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,435	1,312	1,313
Equity component of AFUDC	(76)	(54)	(26)
FERC mitigation costs	—	—	(18)
Accrued charitable contributions related to Piedmont merger commitments	32	—	—
Gains on sales of other assets and other, net	(34)	(31)	(6)
Impairment charges	7	12	2
Deferred income taxes	532	714	1,014
Accrued pension and other post-retirement benefit costs	(24)	(5)	27
Contributions to qualified pension plans	(43)	(83)	—
Payments for asset retirement obligations	(270)	(156)	(68)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	42	(6)	12
Receivables	7	105	(31)
Receivables from affiliated companies	211	(316)	(56)
Inventory	35	(67)	(101)
Other current assets	3	553	(934)
Increase (decrease) in
Accounts payable	242	(193)	6
Accounts payable to affiliated companies	37	108	80
Taxes accrued	15	(63)	(20)
Other current liabilities	(42)	136	(144)
Other assets	(248)	(167)	(14)
Other liabilities	(58)	(112)	56
Net cash provided by operating activities	2,844	2,749	1,966
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,306)	(2,698)	(1,940)
Acquisitions	(10)	(1,249)	—
Purchases of available-for-sale securities	(2,143)	(1,174)	(1,689)
Proceeds from sales and maturities of available-for-sale securities	2,187	1,211	1,652
Proceeds from insurance	58	—	—
Proceeds from the sale of nuclear fuel	20	102	—
Notes receivable from affiliated companies	(80)	220	(145)
Change in restricted cash	(6)	—	—
Other	47	(34)	(44)
Net cash used in investing activities	(3,233)	(3,622)	(2,166)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,375	1,186	1,572
Payments for the redemption of long-term debt	(327)	(1,553)	(931)
Notes payable to affiliated companies	444	623	(378)
Distributions to noncontrolling interests	(1)	(4)	(37)
Capital contribution from parent	—	625	—
Dividends to parent	(2,098)	—	—
Other	(2)	(2)	(42)
Net cash provided by financing activities	391	875	184
Net increase (decrease) in cash and cash equivalents	2	2	(16)
Cash and cash equivalents at beginning of period	44	42	58
Cash and cash equivalents at end of period	46	44	42
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$673	$649	$664
Cash (received from) paid for income taxes	(187)	(426)	141
Significant non-cash transactions:
Accrued capital expenditures	317	329	294
See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Accumulated Other Comprehensive Loss
				Net	Net Unrealized		Total Progress
		Additional		Losses on	Gains on	Pension and	Energy, Inc.
	Common	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2013	$—	$7,467	$3,452	$(43)	$—	$(16)	$10,860	$4	$10,864
Net income	—	—	869	—	—	—	869	5	874
Other comprehensive income	—	—	—	8	1	9	18	—	18
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Transfer of service company net assets to Duke Energy	—	—	(539)	—	—	—	(539)	—	(539)
Other	—	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2014	$—	$7,467	$3,782	$(35)	$1	$(7)	$11,208	$(32)	$11,176
Net income	—	—	1,051	—	—	—	1,051	11	1,062
Other comprehensive income (loss)	—	—	—	4	(1)	(10)	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Capital contribution from parent	—	625	—	—	—	—	625	—	625
Other	—	—	(2)	—	—	—	(2)	3	1
Balance at December 31, 2015	$—	$8,092	$4,831	$(31)	$—	$(17)	$12,875	$(22)	$12,853
Net income	—	—	1,031	—	—	—	1,031	10	1,041
Other comprehensive income	—	—	—	8	1	1	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	—	(2,098)	—	—	—	(2,098)	—	(2,098)
Other	—	2	—	—	—	—	2	—	2
Balance at December 31, 2016	$—	$8,094	$3,764	$(23)	$1	$(16)	$11,820	$(13)	$11,807
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Progress, LLC
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Progress, LLC and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Progress, LLC and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2017

PART II

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2016	2015	2014
Operating Revenues	$5,277	$5,290	$5,176
Operating Expenses
Fuel used in electric generation and purchased power	1,830	2,029	2,036
Operation, maintenance and other	1,504	1,452	1,470
Depreciation and amortization	703	643	582
Property and other taxes	156	140	174
Impairment charges	1	5	(18)
Total operating expenses	4,194	4,269	4,244
Gains on Sales of Other Assets and Other, net	3	3	3
Operating Income	1,086	1,024	935
Other Income and Expenses, net	71	71	51
Interest Expense	257	235	234
Income Before Income Taxes	900	860	752
Income Tax Expense	301	294	285
Net Income and Comprehensive Income	$599	$566	$467
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$11	$15
Receivables (net of allowance for doubtful accounts of $4 at 2016 and 2015)	51	87
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2016 and 2015)	404	349
Receivables from affiliated companies	5	16
Notes receivable from affiliated companies	165	—
Inventory	1,076	1,088
Regulatory assets	188	264
Other	57	121
Total current assets	1,957	1,940
Investments and Other Assets
Nuclear decommissioning trust funds	2,217	2,035
Other	523	486
Total investments and other assets	2,740	2,521
Property, Plant and Equipment
Cost	28,419	27,313
Accumulated depreciation and amortization	(10,561)	(10,141)
Generation facilities to be retired, net	529	548
Net property, plant and equipment	18,387	17,720
Regulatory Assets and Deferred Debits
Regulatory assets	3,243	2,710
Other	2	3
Total regulatory assets and deferred debits	3,245	2,713
Total Assets	$26,329	$24,894
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$589	$399
Accounts payable to affiliated companies	227	190
Notes payable to affiliated companies	—	209
Taxes accrued	104	15
Interest accrued	102	96
Current maturities of long-term debt	452	2
Asset retirement obligations	189	—
Regulatory liabilities	158	85
Other	365	412
Total current liabilities	2,186	1,408
Long-Term Debt	6,409	6,366
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	3,323	3,027
Investment tax credits	146	132
Accrued pension and other post-retirement benefit costs	252	262
Asset retirement obligations	4,508	4,567
Regulatory liabilities	1,946	1,878
Other	51	45
Total deferred credits and other liabilities	10,226	9,911
Commitments and Contingencies
Equity
Member's Equity	7,358	7,059
Total Liabilities and Equity	$26,329	$24,894
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$599	566	467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	907	821	761
Equity component of AFUDC	(50)	(47)	(25)
FERC mitigation costs	—	—	(18)
Accrued charitable contributions related to Piedmont merger commitments	32	—	—
Gains on sales of other assets and other, net	(6)	(7)	(3)
Impairment charges	1	5	—
Deferred income taxes	384	354	455
Accrued pension and other post-retirement benefit costs	(32)	(14)	(7)
Contributions to qualified pension plans	(24)	(42)	—
Payments for asset retirement obligations	(212)	(109)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	4	(3)	13
Receivables	(17)	43	78
Receivables from affiliated companies	11	(6)	(8)
Inventory	12	(50)	(65)
Other current assets	84	185	(416)
Increase (decrease) in
Accounts payable	171	(65)	27
Accounts payable to affiliated companies	37	70	17
Taxes accrued	90	(34)	10
Other current liabilities	114	76	(68)
Other assets	(163)	(83)	48
Other liabilities	(10)	(66)	(21)
Net cash provided by operating activities	1,932	1,594	1,245
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,733)	(1,669)	(1,241)
Asset acquisition	—	(1,249)	—
Purchases of available-for-sale securities	(1,658)	(727)	(499)
Proceeds from sales and maturities of available-for-sale securities	1,615	672	458
Notes receivable from affiliated companies	(165)	237	(237)
Other	26	(30)	(12)
Net cash used in investing activities	(1,915)	(2,766)	(1,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	505	1,186	1,347
Payments for the redemption of long-term debt	(15)	(991)	(379)
Notes payable to affiliated companies	(209)	359	(462)
Capital contribution from parent	—	626	—
Distributions to parent	(300)	—	—
Dividends to parent	—	—	(225)
Other	(2)	(2)	(7)
Net cash (used in) provided by financing activities	(21)	1,178	274
Net increase (decrease) in cash and cash equivalents	(4)	6	(12)
Cash and cash equivalents at beginning of period	15	9	21
Cash and cash equivalents at end of period	$11	$15	$9
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$248	$218	$220
Cash (received from) paid for income taxes	(287)	(197)	81
Significant non-cash transactions:
Accrued capital expenditures	147	143	194
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common	Retained	Member's	Total
(in millions)	Stock	Earnings	Equity	Equity
Balance at December 31, 2013	$2,159	$3,466	$—	$5,625
Net income	—	467	—	467
Dividends to parent	—	(225)	—	(225)
Balance at December 31, 2014	$2,159	$3,708	$—	$5,867
Net income	—	355	211	566
Transfer to Member's Equity	(2,159)	(4,063)	6,222	—
Capital contribution from parent	—	—	626	626
Balance at December 31, 2015	$—	$—	$7,059	$7,059
Net income	—	—	599	599
Distribution to Parent	—	—	(300)	(300)
Balance at December 31, 2016	$—	$—	$7,358	$7,358
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Florida, LLC
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Florida, LLC and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Florida, LLC and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2017

PART II

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2016	2015	2014
Operating Revenues	$4,568	$4,977	$4,975
Operating Expenses
Fuel used in electric generation and purchased power	1,814	2,195	2,158
Operation, maintenance and other	865	835	850
Depreciation and amortization	509	473	545
Property and other taxes	333	352	343
Impairment charges	6	7	2
Total operating expenses	3,527	3,862	3,898
Gains on Sales of Other Assets and Other, net	—	—	1
Operating Income	1,041	1,115	1,078
Other Income and Expenses, net	44	24	20
Interest Expense	212	198	201
Income Before Income Taxes	873	941	897
Income Tax Expense	322	342	349
Net Income	$551	$599	$548
Other Comprehensive Income, net of tax
Net unrealized gain on available-for-sale securities	1	—	—
Reclassification into earnings from cash flow hedges	—	—	1
Other Comprehensive Income, net of tax	1	—	1
Comprehensive Income	$552	$599	$549
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$16	$8
Receivables (net of allowance for doubtful accounts of $2 at 2016 and 2015)	61	60
Receivables of VIEs (net of allowance for doubtful accounts of $2 and 2016 and $3 at 2015)	288	308
Receivables from affiliated companies	5	84
Inventory	641	663
Regulatory assets (includes $50 related to VIEs at 2016)	213	98
Other (includes $53 related to VIEs at 2016)	125	21
Total current assets	1,349	1,242
Investments and Other Assets
Nuclear decommissioning trust funds	715	740
Other	276	292
Total investments and other assets	991	1,032
Property, Plant and Equipment
Cost	16,434	15,343
Accumulated depreciation and amortization	(4,644)	(4,720)
Net property, plant and equipment	11,790	10,623
Regulatory Assets and Deferred Debits
Regulatory assets (includes $1,142 related to VIEs at 2016)	2,480	2,725
Other	2	2
Total regulatory assets and deferred debits	2,482	2,727
Total Assets	$16,612	$15,624
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$413	$322
Accounts payable to affiliated companies	125	116
Notes payable to affiliated companies	297	813
Taxes accrued	33	132
Interest accrued	49	43
Current maturities of long-term debt (includes $62 related to VIEs at 2016)	326	13
Regulatory liabilities	31	200
Other	352	452
Total current liabilities	1,626	2,091
Long-Term Debt (includes $1,442 at 2016 and $225 at 2015 related to VIEs)	5,799	4,253
Deferred Credits and Other Liabilities
Deferred income taxes	2,694	2,460
Accrued pension and other post-retirement benefit costs	262	242
Asset retirement obligations	778	802
Regulatory liabilities	448	509
Other	105	146
Total deferred credits and other liabilities	4,287	4,159
Commitments and Contingencies
Equity
Member's equity	4,899	5,121
Accumulated other comprehensive income	1	—
Total equity	4,900	5,121
Total Liabilities and Equity	$16,612	$15,624
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$551	$599	$548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	516	480	550
Equity component of AFUDC	(26)	(7)	—
Gains on sales of other assets and other, net	—	—	(1)
Impairment charges	6	7	2
Deferred income taxes	224	348	400
Accrued pension and other post-retirement benefit costs	2	5	29
Contributions to qualified pension plans	(20)	(40)	—
Payments for asset retirement obligations	(58)	(47)	(68)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	38	(3)	(9)
Receivables	23	61	(33)
Receivables from affiliated companies	21	(44)	(37)
Inventory	23	(17)	(36)
Other current assets	(133)	116	(269)
Increase (decrease) in
Accounts payable	71	(127)	18
Accounts payable to affiliated companies	9	46	32
Taxes accrued	(117)	67	(31)
Other current liabilities	(149)	57	(80)
Other assets	(84)	(84)	(59)
Other liabilities	(53)	(44)	10
Net cash provided by operating activities	844	1,373	966
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,573)	(1,029)	(699)
Acquisitions	(10)	—	—
Purchases of available-for-sale securities	(485)	(447)	(1,189)
Proceeds from sales and maturities of available-for-sale securities	572	538	1,195
Insurance proceeds	58	—	—
Proceeds from the sale of nuclear fuel	20	102	—
Change in restricted cash	(6)	—	—
Other	21	(3)	(31)
Net cash used in investing activities	(1,403)	(839)	(724)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,870	—	225
Payments for the redemption of long-term debt	(12)	(562)	(252)
Notes payable to affiliated companies	(516)	729	(97)
Dividends to parent	—	(350)	(124)
Distribution to parent	(775)	(350)	—
Other	—	(1)	(2)
Net cash provided by (used in) financing activities	567	(534)	(250)
Net increase (decrease) in cash and cash equivalents	8	—	(8)
Cash and cash equivalents at beginning of period	8	8	16
Cash and cash equivalents at end of period	$16	$8	$8
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$208	$205	$203
Cash paid for (received from) income taxes	216	(229)	59
Significant non-cash transactions:
Accrued capital expenditures	170	186	100
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Accumulated Other
				Comprehensive Income
				Net Unrealized	Net
				Gains on	Gains on
	Common	Retained	Member's	Available-for-	Cash Flow	Total
(in millions)	Stock	Earnings	Equity	Sale Securities	Hedges	Equity
Balance at December 31, 2013	$1,762	$3,036	$—	$—	$(1)	$4,797
Net income	—	548	—	—	—	548
Other comprehensive income	—	—	—	—	1	1
Dividend to parent	—	(124)	—	—	—	(124)
Balance at December 31, 2014	$1,762	$3,460	$—	$—	$—	$5,222
Net income	—	351	248	—	—	599
Transfer to Member's Equity	(1,762)	(3,461)	5,223	—	—	—
Dividends to parent	—	(350)	—	—	—	(350)
Distribution to parent	—	—	(350)	—	—	(350)
Balance at December 31, 2015	$—	$—	$5,121	$—	$—	$5,121
Net income	—	—	551	—	—	551
Other comprehensive income	—	—	—	1	—	1
Distribution to parent	—	—	(775)	—	—	(775)
Other	—	—	2	—	—	2
Balance at December 31, 2016	$—	$—	$4,899	$1	$—	$4,900
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Ohio, Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2017

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2016	2015	2014
Operating Revenues
Regulated electric	$1,410	$1,331	$1,316
Nonregulated electric and other	31	33	19
Regulated natural gas	503	541	578
Total operating revenues	1,944	1,905	1,913
Operating Expenses
Fuel used in electric generation and purchased power – regulated	442	446	459
Fuel used in electric generation and purchased power – nonregulated	51	47	25
Cost of natural gas	103	141	185
Operation, maintenance and other	512	495	516
Depreciation and amortization	233	227	214
Property and other taxes	258	254	234
Impairment charges	—	—	94
Total operating expenses	1,599	1,610	1,727
Gains on Sales of Other Assets and Other, net	2	8	1
Operating Income	347	303	187
Other Income and Expenses, net	9	6	10
Interest Expense	86	79	86
Income From Continuing Operations Before Income Taxes	270	230	111
Income Tax Expense From Continuing Operations	78	81	43
Income From Continuing Operations	192	149	68
Income (Loss) From Discontinued Operations, net of tax	36	23	(563)
Net Income (Loss) and Comprehensive Income (Loss)	$228	$172	$(495)
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$13	$14
Receivables (net of allowance for doubtful accounts of $2 at 2016 and 2015)	71	66
Receivables from affiliated companies	129	84
Notes receivable from affiliated companies	94	—
Inventory	137	105
Regulatory assets	37	36
Other	37	110
Total current assets	518	415
Investments and Other Assets
Goodwill	920	920
Other	21	20
Total investments and other assets	941	940
Property, Plant and Equipment
Cost	8,126	7,750
Accumulated depreciation and amortization	(2,579)	(2,507)
Net property, plant and equipment	5,547	5,243
Regulatory Assets and Deferred Debits
Regulatory assets	520	497
Other	2	2
Total regulatory assets and deferred debits	522	499
Total Assets	$7,528	$7,097
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$282	$207
Accounts payable to affiliated companies	63	53
Notes payable to affiliated companies	16	103
Taxes accrued	178	171
Interest accrued	19	18
Current maturities of long-term debt	1	106
Regulatory liabilities	21	12
Other	91	153
Total current liabilities	671	823
Long-Term Debt	1,858	1,467
Long-Term Debt Payable to Affiliated Companies	25	25
Deferred Credits and Other Liabilities
Deferred income taxes	1,443	1,407
Accrued pension and other post-retirement benefit costs	56	56
Asset retirement obligations	77	125
Regulatory liabilities	236	245
Other	166	165
Total deferred credits and other liabilities	1,978	1,998
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at 2016 and 2015	762	762
Additional paid-in capital	2,695	2,720
Accumulated deficit	(461)	(698)
Total equity	2,996	2,784
Total Liabilities and Equity	$7,528	$7,097
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$228	$172	$(495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	237	230	258
Equity component of AFUDC	(6)	(3)	(4)
Gains on sales of other assets and other, net	(2)	(8)	(1)
Impairment charges	—	40	941
Deferred income taxes	55	206	(219)
Accrued pension and other post-retirement benefit costs	6	9	8
Contributions to qualified pension plans	(5)	(8)	—
Payments for asset retirement obligations	(5)	(4)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	(10)	27
Receivables	(4)	23	(56)
Receivables from affiliated companies	(36)	23	14
Inventory	(32)	—	8
Other current assets	79	—	(5)
Increase (decrease) in
Accounts payable	19	(1)	27
Accounts payable to affiliated companies	10	(21)	(3)
Taxes accrued	3	(21)	(9)
Other current liabilities	(54)	88	27
Other assets	(35)	25	(4)
Other liabilities	(31)	(73)	(33)
Net cash provided by operating activities	425	667	481
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(476)	(399)	(322)
Notes receivable from affiliated companies	(94)	145	(88)
Other	(30)	(15)	(12)
Net cash used in investing activities	(600)	(269)	(422)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	341	—	—
Payments for the redemption of long-term debt	(53)	(157)	(449)
Notes payable to affiliated companies	(87)	(95)	473
Dividends to parent	(25)	(150)	(100)
Other	(2)	(2)	1
Net cash provided by (used in) financing activities	174	(404)	(75)
Net decrease in cash and cash equivalents	(1)	(6)	(16)
Cash and cash equivalents at beginning of period	14	20	36
Cash and cash equivalents at end of period	13	14	20
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$81	$76	$76
Cash (received from) paid for income taxes	(46)	410	(5)
Significant non-cash transactions:
Accrued capital expenditures	83	20	24
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	1,912	—
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2013	$762	$4,882	$(375)	$5,269
Net loss	—	—	(495)	(495)
Dividends to parent	—	(100)	—	(100)
Balance at December 31, 2014	$762	$4,782	$(870)	$4,674
Net income	—	—	172	172
Dividends to parent	—	(150)	—	(150)
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	(1,912)	—	(1,912)
Balance at December 31, 2015	$762	$2,720	$(698)	$2,784
Net income	—	—	228	228
Contribution from parent	—	—	9	9
Dividends to parent	—	(25)	—	(25)
Balance at December 31, 2016	$762	$2,695	$(461)	$2,996
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Duke Energy Indiana, LLC
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, LLC and subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Indiana, LLC and subsidiary at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2017

PART II

DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2016	2015	2014
Operating Revenues	$2,958	$2,890	$3,175
Operating Expenses
Fuel used in electric generation and purchased power	909	982	1,259
Operation, maintenance and other	723	682	670
Depreciation and amortization	496	434	413
Property and other taxes	58	61	128
Impairment charges	8	88	—
Total operating expenses	2,194	2,247	2,470
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	765	644	705
Other Income and Expenses, net	22	11	22
Interest Expense	181	176	171
Income Before Income Taxes	606	479	556
Income Tax Expense	225	163	197
Net Income	$381	$316	$359
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	(1)	(2)	—
Comprehensive Income	$380	$314	$359
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$17	$9
Receivables (net of allowance for doubtful accounts of $1 at 2016 and 2015)	105	96
Receivables from affiliated companies	114	71
Notes receivable from affiliated companies	86	83
Inventory	504	570
Regulatory assets	149	102
Other	45	15
Total current assets	1,020	946
Investments and Other Assets	145	212
Property, Plant and Equipment
Cost	14,241	14,007
Accumulated depreciation and amortization	(4,317)	(4,484)
Net property, plant and equipment	9,924	9,523
Regulatory Assets and Deferred Debits
Regulatory assets	1,073	716
Other	2	2
Total regulatory assets and deferred debits	1,075	718
Total Assets	$12,164	$11,399
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$263	$189
Accounts payable to affiliated companies	74	83
Taxes accrued	31	89
Interest accrued	61	56
Current maturities of long-term debt	3	547
Regulatory liabilities	40	62
Other	93	97
Total current liabilities	565	1,123
Long-Term Debt	3,633	3,071
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,900	1,657
Investment tax credits	137	138
Accrued pension and other post-retirement benefit costs	71	80
Asset retirement obligations	866	525
Regulatory liabilities	748	754
Other	27	65
Total deferred credits and other liabilities	3,749	3,219
Commitments and Contingencies
Equity
Member's equity	4,067	—
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at 2015	—	1
Additional paid-in capital	—	1,384
Retained earnings	—	2,450
Accumulated other comprehensive income	—	1
Total equity	4,067	3,836
Total Liabilities and Equity	$12,164	$11,399
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$381	$316	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499	439	416
Equity component of AFUDC	(16)	(11)	(14)
Gains on sales of other assets and other, net	—	(1)	—
Impairment charges	8	88	—
Deferred income taxes	213	262	308
Accrued pension and other post-retirement benefit costs	8	13	16
Contributions to qualified pension plans	(9)	(19)	—
Payments for asset retirement obligations	(46)	(19)	—
(Increase) decrease in
Receivables	(2)	(7)	(35)
Receivables from affiliated companies	(43)	44	36
Inventory	66	(21)	(103)
Other current assets	(67)	90	(8)
Increase (decrease) in
Accounts payable	8	33	(41)
Accounts payable to affiliated companies	(9)	25	2
Taxes accrued	(4)	35	(32)
Other current liabilities	(81)	26	5
Other assets	(27)	(82)	(21)
Other liabilities	(8)	(35)	17
Net cash provided by operating activities	871	1,176	905
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(755)	(690)	(625)
Purchases of available-for-sale securities	(14)	(9)	(20)
Proceeds from sales and maturities of available-for-sale securities	11	11	16
Proceeds from the sales of other assets	—	17	—
Notes receivable from affiliated companies	(3)	(83)	96
Other	32	(17)	4
Net cash used in investing activities	(729)	(771)	(529)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	494	—	—
Payments for the redemption of long-term debt	(478)	(5)	(5)
Notes payable to affiliated companies	—	(71)	71
Dividends to parent	—	(326)	(450)
Distributions to parent	(149)	—	—
Other	(1)	—	(1)
Net cash used in financing activities	(134)	(402)	(385)
Net increase (decrease) in cash and cash equivalents	8	3	(9)
Cash and cash equivalents at beginning of period	9	6	15
Cash and cash equivalents at end of period	$17	$9	$6
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$171	$175	$169
Cash received from income taxes	(7)	(253)	(61)
Significant non-cash transactions:
Accrued capital expenditures	99	64	87
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
					Other
					Comprehensive
					Income
		Additional			Net Gains on
	Common	Paid-in	Retained	Member's	Cash Flow	Total
(in millions)	Stock	Capital	Earnings	Equity	Hedges	Equity
Balance at December 31, 2013	$1	$1,384	$2,551	$—	$3	$3,939
Net income	—	—	359	—	—	359
Dividends to parent	—	—	(450)	—	—	(450)
Balance at December 31, 2014	$1	$1,384	$2,460	$—	$3	$3,848
Net income	—	—	316	—	—	316
Other comprehensive loss	—	—	—	—	(2)	(2)
Dividends to parent	—	—	(326)	—	—	(326)
Balance at December 31, 2015	$1	$1,384	$2,450	$—	$1	$3,836
Net income	—	—	—	381	—	381
Other comprehensive loss	—	—	—	—	(1)	(1)
Distributions to parent	—	—	—	(149)	—	(149)
Transfer to Member's Equity	(1)	(1,384)	(2,450)	3,835	—	—
Balance at December 31, 2016	$—	$—	$—	$4,067	$—	$4,067
See Notes to Consolidated Financial Statements

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Index to Combined Notes To Consolidated Financial Statements
The notes to the consolidated financial statements are a combined presentation. The following table indicates the registrants to which the notes apply.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18	19	20	21	22	23	24	25
Duke Energy Corporation	•	•	•	•	•	•	•	•	•	•	•	•		•	•	•	•	•	•	•	•	•	•	•	•
Duke Energy Carolinas, LLC	•		•	•	•	•		•	•	•	•		•	•	•	•	•		•	•	•	•	•	•	•
Progress Energy, Inc.	•	•	•	•	•	•	•	•	•	•	•		•	•	•	•	•		•	•	•	•	•	•	•
Duke Energy Progress, LLC	•	•	•	•	•	•			•	•	•		•	•	•	•	•		•	•	•	•	•	•	•
Duke Energy Florida, LLC	•		•	•	•	•	•	•	•	•	•		•	•	•	•	•		•	•	•	•	•	•	•
Duke Energy Ohio, Inc.	•	•	•	•	•	•		•	•	•	•		•	•		•	•		•	•	•	•	•	•	•
Duke Energy Indiana, LLC	•		•	•	•	•		•	•	•	•		•	•	•	•	•		•	•	•	•	•	•	•
Tables within the notes may not sum across due to (i) Progress Energy's consolidation of Duke Energy Progress, Duke Energy Florida and other subsidiaries that are not registrants, (ii) Piedmont, a subsidiary registrant acquired on October 3, 2016, which is consolidated within Duke Energy but not separately stated in the combined presentation and (iii) other subsidiaries that are not registrants but included in the consolidated Duke Energy balances.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Basis of Consolidation
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) primarily through its direct and indirect subsidiaries. Certain Duke Energy subsidiaries are also subsidiary registrants, including Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, LLC (Duke Energy Progress); Duke Energy Florida, LLC (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio); and Duke Energy Indiana, LLC (Duke Energy Indiana). On October 3, 2016, Duke Energy acquired Piedmont Natural Gas Company, Inc. (Piedmont) which also became a wholly owned subsidiary and subsidiary registrant of Duke Energy. Duke Energy's consolidated financial statements include Piedmont's results of operations and cash flow activity subsequent to the acquisition. See Note 2 for additional information regarding the acquisition. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its seven separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which along with Duke Energy, are collectively referred to as the Duke Energy Registrants (Duke Energy Registrants).
In October 2016, Duke Energy completed the acquisition of Piedmont, an energy services company whose principal business is the distribution of natural gas, for a total cash purchase price of $5.0 billion. The acquisition provides a foundation for establishing a broader strategic natural gas infrastructure platform within Duke Energy to complement the existing natural gas pipeline investments and the natural gas business located in the Midwest. For additional information on the details of this transaction including purchase price allocation and acquisition financing, see Note 2. Piedmont continues to maintain reporting requirements as a Securities and Exchange Commission (SEC) registrant.
In December 2016, Duke Energy completed an exit of the Latin American market to focus on its domestic regulated business, which was further bolstered by the acquisition of Piedmont. The sale of the International Energy business segment, excluding an equity method investment in National Methanol Company (NMC), was completed through two transactions including a sale of assets in Brazil to China Three Gorges (Luxembourg) Energy S.à.r.l. (CTG) and a sale of Duke Energy's remaining Latin American assets in Peru, Chile, Ecuador, Guatemala, El Salvador and Argentina to ISQ Enerlam Aggregator, L.P. and Enerlam (UK) Holding Ltd. (I Squared) (collectively, the International Disposal Group). For additional information on the sale of International Energy see Note 2.
The information in these combined notes relates to each of the Duke Energy Registrants, excluding Piedmont, as noted in the Index to Combined Notes to Consolidated Financial Statements. However, none of the registrants make any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and subsidiaries where the respective Duke Energy Registrants have control. These Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain jointly owned generation and transmission facilities.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

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
Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, the generation and sale of electricity in portions of Kentucky and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio also conducts competitive auctions for retail electricity supply in Ohio whereby recovery of the energy price is from retail customers and recorded in Operating Revenues on the Consolidated Statements of Operations and Comprehensive Income. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. On April 2, 2015, Duke Energy completed the sale of its nonregulated Midwest generation business, which sold power into wholesale energy markets, to a subsidiary of Dynegy Inc. (Dynegy). For further information about the sale of the Midwest Generation business, refer to Note 2 "Acquisitions and Dispositions." Substantially all of Duke Energy Ohio's operations that remain after the sale qualify for regulatory accounting.
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
Piedmont is a regulated public utility primarily engaged in the distribution of natural gas in portions of North Carolina, South Carolina and Tennessee. Piedmont is invested in joint venture businesses including regulated interstate natural gas transportation and storage and intrastate natural gas transportation businesses. Piedmont is subject to the regulatory provisions of the NCUC, PSCSC, Tennessee Regulatory Authority (TRA) and FERC. Substantially all of Piedmont's operations qualify for regulatory accounting.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Other Current Assets and Liabilities
The following table provides a description of amounts included in Other within Current Assets or Current Liabilities that exceed 5 percent of total Current Assets or Current Liabilities on the Duke Energy Registrants' Consolidated Balance Sheets at either December 31, 2016 or 2015.

		December 31,
(in millions)	Location	2016	2015
Duke Energy
Accrued compensation	Current Liabilities	$765	$619
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$248	$213
Collateral liabilities	Current Liabilities	155	141
Progress Energy
Income taxes receivable	Current Assets	$19	$129
Customer deposits	Current Liabilities	363	373
Derivative liabilities	Current Liabilities	1	201
Duke Energy Progress
Income taxes receivable	Current Assets	$16	$111
Customer deposits	Current Liabilities	141	141
Accrued compensation	Current Liabilities	135	108
Derivative liabilities	Current Liabilities	—	76
Duke Energy Florida
Customer deposits	Current Liabilities	$222	$232
Derivative liabilities	Current Liabilities	1	125
Duke Energy Ohio
Income taxes receivable	Current Assets	$16	$59
Other receivable	Current Assets	—	33
Accrued litigation reserve	Current Liabilities	4	80
Collateral liabilities	Current Liabilities	62	48
Duke Energy Indiana
Collateral liabilities	Current Liabilities	$44	$44

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Discontinued Operations
The results of operations of the International Disposal Group and Duke Energy Ohio's nonregulated Midwest Generation business and Duke Energy Retail Sales, LLC (collectively, Midwest Generation Disposal Group) have been classified as Discontinued Operations on Duke Energy's Consolidated Statements of Operations. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented and assets held for sale (AHFS) and liabilities associated with AHFS as of December 31, 2015. See Note 2 for additional information.
Amounts Attributable to Controlling Interests
Duke Energy's amount of (Loss) Income from Discontinued Operations, net of tax presented on the Consolidated Statements of Operations includes amounts attributable to noncontrolling interest. The following table presents Net Income Attributable to Duke Energy Corporation for continuing operations and discontinued operations.

	Year ended December 31,
(in millions)	2016	2015	2014
Income from Continuing Operations	$2,578	$2,654	$2,538
Income from Continuing Operations Attributable to Noncontrolling Interests	7	9	5
Income from Continuing Operations Attributable to Duke Energy Corporation	$2,571	$2,645	$2,533
(Loss) Income From Discontinued Operations, net of tax	$(408)	$177	$(649)
Income from Discontinued Operations Attributable to Noncontrolling Interests, net of tax	11	6	1
(Loss) Income From Discontinued Operations Attributable to Duke Energy Corporation, net of tax	$(419)	$171	$(650)
Net Income	$2,170	$2,831	$1,889
Net Income Attributable to Noncontrolling Interests	18	15	6
Net Income Attributable to Duke Energy Corporation	$2,152	$2,816	$1,883
Significant Accounting Policies
Use of Estimates
In preparing financial statements that conform to generally accepted accounting principles (GAAP) in the U.S., the Duke Energy Registrants must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Regulatory Accounting
The majority of the Duke Energy Registrants’ operations are subject to price regulation for the sale of electricity and natural gas by state utility commissions or FERC. When prices are set on the basis of specific costs of the regulated operations and an effective franchise is in place such that sufficient natural gas or electric services can be sold to recover those costs, the Duke Energy Registrants apply regulatory accounting. Regulatory accounting changes the timing of the recognition of costs or revenues relative to a company that does not apply regulatory accounting. As a result, Regulatory assets and Regulatory liabilities are recognized on the Consolidated Balance Sheets. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. See Note 4 for further information.
Regulatory accounting rules also require recognition of a disallowance (also called "impairment") loss if it becomes probable that part of the cost of a plant under construction (or a recently completed plant or an abandoned plant) will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made. Other disallowances can require judgments on allowed future rate recovery.
When it becomes probable that regulated generation, transmission or distribution assets will be abandoned, the cost of the asset is removed from plant in service. The value that may be retained as a regulatory asset on the balance sheet for the abandoned property is dependent upon amounts that may be recovered through regulated rates, including any return. As such, an impairment charge could be partially or fully offset by the establishment of a regulatory asset if rate recovery is probable. The impairment for a disallowance of costs for regulated plants under construction, recently completed or abandoned is based on discounted cash flows.
Regulated Fuel and Purchased Gas Adjustment Clauses
The Duke Energy Registrants utilize cost-tracking mechanisms, commonly referred to as fuel adjustment clauses or purchased gas adjustment clauses (PGA). These clauses allow for the recovery of fuel and fuel-related costs, portions of purchased power, natural gas costs and hedging costs through surcharges on customer rates. The difference between the costs incurred and the surcharge revenues is recorded either as an adjustment to Operating Revenues, Operating Expenses – Fuel used in electric generation or Operating Expenses – Cost of natural gas on the Consolidated Statements of Operations, with an off-setting impact on regulatory assets or liabilities.
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Restricted Cash
The Duke Energy Registrants have restricted cash related primarily to collateral assets, escrow deposits and variable interest entities (VIEs). Restricted cash balances are reflected in Other within Current Assets and in Other within Investments and Other Assets on the Consolidated Balance Sheets. At December 31, 2016 and 2015, Duke Energy had restricted cash totaling $137 million and $98 million, respectively.
Inventory
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Reserves are established for excess and obsolete inventory. Inventory reserves were not material at December 31, 2016 and 2015. The components of inventory are presented in the tables below.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Materials and supplies	$2,374	$767	$1,167	$813	$354	$84	$312
Coal	774	251	314	148	166	19	190
Natural gas, oil and other	374	37	236	115	121	34	2
Total inventory	$3,522	$1,055	$1,717	$1,076	$641	$137	$504

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Materials and supplies	$2,343	$785	$1,133	$776	$357	$81	$301
Coal	1,105	451	370	192	178	16	267
Natural gas, oil and other	298	40	248	120	128	8	2
Total inventory	$3,746	$1,276	$1,751	$1,088	$663	$105	$570
Investments in Debt and Equity Securities
The Duke Energy Registrants classify investments into two categories – trading and available-for-sale. Both categories are recorded at fair value on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in earnings. For certain investments of regulated operations, such as the Nuclear Decommissioning Trust Fund (NDTF), realized and unrealized gains and losses (including any other-than-temporary impairments (OTTIs)) on available-for-sale securities are recorded as a regulatory asset or liability. Otherwise, unrealized gains and losses are included in Accumulated Other Comprehensive Income (AOCI), unless other-than-temporarily impaired. OTTIs for equity securities and the credit loss portion of debt securities of nonregulated operations are included in earnings. Investments in debt and equity securities are classified as either current or noncurrent based on management’s intent and ability to sell these securities, taking into consideration current market liquidity. See Note 15 for further information.
Goodwill and Intangible Assets
Goodwill
Duke Energy, Progress Energy and Duke Energy Ohio perform annual goodwill impairment tests as of August 31 each year at the reporting unit level, which is determined to be an operating segment or one level below. Duke Energy, Progress Energy and Duke Energy Ohio update these tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Intangible Assets
Intangible assets are included in Other in Investments and Other Assets on the Consolidated Balance Sheets. Generally, intangible assets are amortized using an amortization method that reflects the pattern in which the economic benefits of the intangible asset are consumed or on a straight-line basis if that pattern is not readily determinable. Amortization of intangibles is reflected in Depreciation and amortization on the Consolidated Statements of Operations. Intangible assets are subject to impairment testing and if impaired, the carrying value is accordingly reduced.
Emission allowances permit the holder of the allowance to emit certain gaseous byproducts of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide. Allowances are issued by the U.S. Environmental Protection Agency (EPA) at zero cost and may also be bought and sold via third-party transactions. Allowances allocated to or acquired by the Duke Energy Registrants are held primarily for consumption. Carrying amounts for emission allowances are based on the cost to acquire the allowances or, in the case of a business combination, on the fair value assigned in the allocation of the purchase price of the acquired business. Emission allowances are expensed to Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Renewable energy certificates are used to measure compliance with renewable energy standards and are held primarily for consumption. See Note 11 for further information.
Long-Lived Asset Impairments
The Duke Energy Registrants evaluate long-lived assets, excluding goodwill, for impairment when circumstances indicate the carrying value of those assets may not be recoverable. An impairment exists when a long-lived asset’s carrying value exceeds the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. The estimated cash flows may be based on alternative expected outcomes that are probability weighted. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the carrying value of the asset is written-down to its then-current estimated fair value and an impairment charge is recognized.
The Duke Energy Registrants assess fair value of long-lived assets using various methods, including recent comparable third-party sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in commodity prices, the condition of an asset or management’s interest in selling the asset are generally viewed as triggering events to reassess cash flows.
Property, Plant and Equipment
Property, plant and equipment are stated at the lower of depreciated historical cost net of any disallowances or fair value, if impaired. The Duke Energy Registrants capitalize all construction-related direct labor and material costs, as well as indirect construction costs such as general engineering, taxes and financing costs. See “Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized” for information on capitalized financing costs. Costs of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, are expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. Depreciation studies are conducted periodically to update composite rates and are approved by state utility commissions and/or the FERC when required. The composite weighted average depreciation rates, excluding nuclear fuel, are included in the table that follows.

	Years Ended December 31,
	2016	2015	2014
Duke Energy	2.8%	2.9%	2.8%
Duke Energy Carolinas	2.8%	2.8%	2.7%
Progress Energy	2.7%	2.6%	2.5%
Duke Energy Progress	2.6%	2.6%	2.5%
Duke Energy Florida	2.8%	2.7%	2.7%
Duke Energy Ohio	2.6%	2.7%	2.3%
Duke Energy Indiana	3.1%	3.0%	3.0%
In general, when the Duke Energy Registrants retire regulated property, plant and equipment, the original cost plus the cost of retirement, less salvage value, is charged to accumulated depreciation. However, when it becomes probable the asset will be retired substantially in advance of its original expected useful life or is abandoned, the cost of the asset and the corresponding accumulated depreciation is recognized as a separate asset. If the asset is still in operation, the net amount is classified as Generation facilities to be retired, net on the Consolidated Balance Sheets. If the asset is no longer operating, the net amount is classified in Regulatory Assets on the Consolidated Balance Sheets. When it becomes probable that meters or other regulated mass utility assets will be abandoned, the cost of the asset and accumulated depreciation is reclassified to regulatory assets for amounts recoverable in rates. The carrying value of the asset is based on historical cost if the Duke Energy Registrants are allowed to recover the remaining net book value and a return equal to at least the incremental borrowing rate. If not, an impairment is recognized to the extent the net book value of the asset exceeds the present value of future revenues discounted at the incremental borrowing rate.
When the Duke Energy Registrants sell entire regulated operating units, or retire or sell nonregulated properties, the original cost and accumulated depreciation and amortization balances are removed from Property, Plant and Equipment on the Consolidated Balance Sheets. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.
See Note 10 for further information.
Nuclear Fuel
Nuclear fuel is classified as Property, Plant and Equipment on the Consolidated Balance Sheets, except for Duke Energy Florida. Nuclear fuel amounts at Duke Energy Florida were reclassified to Regulatory assets pursuant to a settlement among Duke Energy Florida, the Florida Office of Public Counsel (Florida OPC) and other customer advocates (the 2013 Settlement). Portions of the nuclear fuel balances that were under contract for sale were subsequently moved to Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
Nuclear fuel in the front-end fuel processing phase is considered work in progress and not amortized until placed in service. Amortization of nuclear fuel is included within Fuel used in electric generation and purchased power on the Consolidated Statements of Operations. Amortization is recorded using the units-of-production method.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Allowance for Funds Used During Construction and Interest Capitalized
For regulated operations, the debt and equity costs of financing the construction of property, plant and equipment are reflected as AFUDC and capitalized as a component of the cost of property, plant and equipment. AFUDC equity is reported on the Consolidated Statements of Operations as non-cash income in Other income and expenses, net. AFUDC debt is reported as a non-cash offset to Interest Expense. After construction is completed, the Duke Energy Registrants are permitted to recover these costs through their inclusion in rate base and the corresponding subsequent depreciation or amortization of those regulated assets.
AFUDC equity, a permanent difference for income taxes, reduces the effective tax rate (ETR) when capitalized and increases the ETR when depreciated or amortized. See Note 22 for additional information.
For nonregulated operations, interest is capitalized during the construction phase with an offsetting non-cash credit to Interest Expense on the Consolidated Statements of Operations.
Asset Retirement Obligations
Asset retirement obligations (AROs) are recognized for legal obligations associated with the retirement of property, plant and equipment. Substantially all AROs are related to regulated operations. When recording an ARO, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is accreted over time. For operating plants, the present value of the liability is added to the cost of the associated asset and depreciated over the remaining life of the asset. For retired plants, the present value of the liability is recorded as a regulatory asset unless determined not to be recoverable.
The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding timing of future cash flows, selection of discount rates and cost escalation rates, among other factors. These estimates are subject to change. Depreciation expense is adjusted prospectively for any changes to the carrying amount of the associated asset. The Duke Energy Registrants receive amounts to fund the cost of the ARO for regulated operations through a combination of regulated revenues and earnings on the NDTF. As a result, amounts recovered in regulated revenues, earnings on the NDTF, accretion expense and depreciation of the associated asset are netted and deferred as a regulatory asset or liability.
Obligations for nuclear decommissioning are based on site-specific cost studies. Duke Energy Carolinas and Duke Energy Progress assume prompt dismantlement of the nuclear facilities after operations are ceased. Duke Energy Florida assumes Crystal River Unit 3 Nuclear Plant (Crystal River Unit 3) will be placed into a safe storage configuration until eventual dismantlement is completed by 2074. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida also assume that spent fuel will be stored on-site until such time that it can be transferred to a yet to be built U.S. Department of Energy (DOE) facility.
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs for site-specific plans, if known, or probability weightings of the potential closure methods if the closure plans are under development and multiple closure options are being considered and evaluated on a site-by-site basis. See Note 9 for additional information.
Revenue Recognition and Unbilled Revenue
Revenues on sales of electricity and natural gas are recognized when service is provided or the product is delivered. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer mix, average price in effect for customer classes, timing of rendering customer bills and meter reading schedules.
Unbilled revenues are included within Receivables and Restricted receivables of VIEs on the Consolidated Balance Sheets as shown in the following table.

	December 31,
(in millions)	2016	2015
Duke Energy	$831	$677
Duke Energy Carolinas	313	283
Progress Energy	161	172
Duke Energy Progress	102	102
Duke Energy Florida	59	70
Duke Energy Ohio	2	3
Duke Energy Indiana	32	31
Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, Cinergy Receivables Company LLC (CRC) and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 17 for further information. These receivables for unbilled revenues are shown in the table below.

	December 31,
(in millions)	2016	2015
Duke Energy Ohio	$97	$71
Duke Energy Indiana	123	97

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Allowance for Doubtful Accounts
Allowances for doubtful accounts are presented in the following table.

	December 31,
(in millions)	2016	2015	2014
Allowance for Doubtful Accounts
Duke Energy	$14	$12	$14
Duke Energy Carolinas	2	3	3
Progress Energy	6	6	8
Duke Energy Progress	4	4	7
Duke Energy Florida	2	2	2
Duke Energy Ohio	2	2	2
Duke Energy Indiana	1	1	1
Allowance for Doubtful Accounts – VIEs
Duke Energy	$54	$53	$51
Duke Energy Carolinas	7	7	6
Progress Energy	7	8	8
Duke Energy Progress	5	5	5
Duke Energy Florida	2	3	3
Derivatives and Hedging
Derivative and non-derivative instruments may be used in connection with commodity price and interest rate activities, including swaps, futures, forwards and options. All derivative instruments, except those that qualify for the normal purchase/normal sale (NPNS) exception, are recorded on the Consolidated Balance Sheets at fair value. Qualifying derivative instruments may be designated as either cash flow hedges or fair value hedges. Other derivative instruments (undesignated contracts) either have not been designated or do not qualify as hedges. The effective portion of the change in the fair value of cash flow hedges is recorded in AOCI. The effective portion of the change in the fair value of a fair value hedge is offset in net income by changes in the hedged item. For activity subject to regulatory accounting, gains and losses on derivative contracts are reflected as regulatory assets or liabilities and not as other comprehensive income or current period income. As a result, changes in fair value of these derivatives have no immediate earnings impact.
Formal documentation, including transaction type and risk management strategy, is maintained for all contracts accounted for as a hedge. At inception and at least every three months thereafter, the hedge contract is assessed to see if it is highly effective in offsetting changes in cash flows or fair values of hedged items.
See Note 14 for further information.
Captive Insurance Reserves
Duke Energy has captive insurance subsidiaries that provide coverage, on an indemnity basis, to the Subsidiary Registrants as well as certain third parties, on a limited basis, for various business risks and losses, such as property, workers’ compensation and general liability. Liabilities include provisions for estimated losses incurred but not yet reported (IBNR), as well as estimated provisions for known claims. IBNR reserve estimates are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from experience.
Duke Energy, through its captive insurance entities, also has reinsurance coverage with third parties for certain losses above a per occurrence and/or aggregate retention. Receivables for reinsurance coverage are recognized when realization is deemed probable.
Unamortized Debt Premium, Discount and Expense
Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the term of the debt issue. The gain or loss on extinguishment associated with refinancing higher-cost debt obligations in the regulated operations is amortized. Amortization expense is recorded as Interest Expense in the Consolidated Statements of Operations and is reflected as Depreciation, amortization and accretion within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.
Premiums, discounts and expenses are presented as an adjustment to the carrying value of the debt amount and included in Long-Term Debt on the Consolidated Balance Sheets presented.
Loss Contingencies and Environmental Liabilities
Contingent losses are recorded when it is probable a loss has occurred and can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Environmental liabilities are recorded on an undiscounted basis when environmental remediation or other liabilities become probable and can be reasonably estimated. Environmental expenditures related to past operations that do not generate current or future revenues are expensed. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Certain environmental expenditures receive regulatory accounting treatment and are recorded as regulatory assets.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

See Notes 4 and 5 for further information.
Pension and Other Post-Retirement Benefit Plans
Duke Energy maintains qualified, non-qualified and other post-retirement benefit plans. Eligible employees of the Subsidiary Registrants participate in the respective qualified, non-qualified and other post-retirement benefit plans and the Subsidiary Registrants are allocated their proportionate share of benefit costs. See Note 21 for further information, including significant accounting policies associated with these plans.
Severance and Special Termination Benefits
Duke Energy has a severance plan under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. A liability for involuntary severance is recorded once an involuntary severance plan is committed to by management if involuntary severances are probable and can be reasonably estimated. For involuntary severance benefits incremental to its ongoing severance plan benefits, the fair value of the obligation is expensed at the communication date if there are no future service requirements or over the required future service period. From time to time, Duke Energy offers special termination benefits under voluntary severance programs. Special termination benefits are recorded immediately upon employee acceptance absent a significant retention period. Otherwise, the cost is recorded over the remaining service period. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the benefits being offered. See Note 19 for further information.
Guarantees
Liabilities are recognized at the time of issuance or material modification of a guarantee for the estimated fair value of the obligation it assumes. Fair value is estimated using a probability-weighted approach. The obligation is reduced over the term of the guarantee or related contract in a systematic and rational method as risk is reduced. Any additional contingent loss for guarantee contracts subsequent to the initial recognition of a liability is accounted for and recognized at the time a loss is probable and can be reasonably estimated. See Note 7 for further information.
Stock-Based Compensation
Stock-based compensation represents costs related to stock-based awards granted to employees and Duke Energy Board of Directors (Board of Directors) members. Duke Energy recognizes stock-based compensation based upon the estimated fair value of awards, net of estimated forfeitures at the date of issuance. The recognition period for these costs begins at either the applicable service inception date or grant date and continues throughout the requisite service period. Compensation cost is recognized as expense or capitalized as a component of property, plant and equipment. See Note 20 for further information.
Income Taxes
Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns. The Subsidiary Registrants entered into a tax-sharing agreement with Duke Energy. Income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. Deferred income taxes have been provided for temporary differences between GAAP and tax bases of assets and liabilities because the differences create taxable or tax-deductible amounts for future periods. Investment tax credits (ITCs) associated with regulated operations are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties.
Positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, are recognized in the financial statements when it is more likely than not the tax position can be sustained based solely on the technical merits of the position. The largest amount of tax benefit that is greater than 50 percent likely of being effectively settled is recorded. Management considers a tax position effectively settled when: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews; (ii) the Duke Energy Registrants do not intend to appeal or litigate the tax position included in the completed examination; and (iii) it is remote that the taxing authority would examine or re-examine the tax position. The amount of a tax return position that is not recognized in the financial statements is disclosed as an unrecognized tax benefit. If these unrecognized tax benefits are later recognized, then there will be a decrease in income tax expense or a reclassification between deferred and current taxes payable. If the portion of tax benefits that has been recognized changes and those tax benefits are subsequently unrecognized, then the previously recognized tax benefits may impact the financial statements through increasing income tax expense or a reclassification between deferred and current taxes payable. Changes in assumptions on tax benefits may also impact interest expense or interest income and may result in the recognition of tax penalties.
Tax-related interest and penalties are recorded in Interest Expense and Other Income and Expenses, net in the Consolidated Statements of Operations.
See Note 22 for further information.
Accounting for Renewable Energy Tax Credits and Cash Grants
When Duke Energy receives ITCs or cash grants on wind or solar facilities, it reduces the basis of the property recorded on the Consolidated Balance Sheets by the amount of the ITC or cash grant and, therefore, the ITC or grant benefit is ultimately recognized in the statement of operations through reduced depreciation expense. Additionally, certain tax credits and government grants result in an initial tax depreciable base in excess of the book carrying value by an amount equal to one half of the ITC or government grant. Deferred tax benefits are recorded as a reduction to income tax expense in the period that the basis difference is created.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Excise Taxes
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, the taxes are accounted for net. Excise taxes accounted for on a gross basis as both operating revenues and property and other taxes in the Consolidated Statements of Operations were as follows.

	Years Ended December 31,
(in millions)	2016	2015	2014
Duke Energy	$362	$396	$498
Duke Energy Carolinas	31	31	94
Progress Energy	213	229	263
Duke Energy Progress	18	16	56
Duke Energy Florida	195	213	207
Duke Energy Ohio	100	102	103
Duke Energy Indiana	17	34	38
On July 23, 2013, North Carolina House Bill 998, or the North Carolina Tax Simplification and Rate Reduction Act (HB 998) was signed into law. HB 998 repealed the utility franchise tax effective July 1, 2014. The utility franchise tax was a 3.22 percent gross receipts tax on sales of electricity. The result of this change in law is an annual reduction in excise taxes of approximately $160 million for Duke Energy Carolinas and approximately $110 million for Duke Energy Progress. HB 998 also increases sales tax on electricity from 3 percent to 7 percent effective July 1, 2014. HB 998 requires the NCUC to adjust retail electric rates for the elimination of the utility franchise tax, changes due to the increase in sales tax on electricity and the resulting change in liability of utility companies under the general franchise tax.
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, as further described in Note 4, due to conditions established by regulators in conjunction with merger transaction approvals, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Indiana and Piedmont have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2016 and 2015, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.
New Accounting Standards
The following new accounting standards have been issued, but have not yet been adopted by the Duke Energy Registrants, as of December 31, 2016.
Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (FASB) issued revised guidance for subsequent measurement of goodwill. Under the updated guidance, a company will recognize an impairment to goodwill for the amount by which a reporting unit's carrying value exceeds the reporting unit's fair value, not to exceed the amount of goodwill allocated to that reporting unit. Duke Energy is unable to determine the future impact of adopting this guidance.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2020, but may be early adopted for interim or annual goodwill tests performed on testing dates after January 1, 2017. The guidance will be applied on a prospective basis.
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
Most of Duke Energy’s revenue is expected to be in scope of the new guidance. The majority of our sales, including energy provided to residential customers, are from tariff offerings that provide natural gas or electricity without a defined contractual term (‘at-will’). For such arrangements, Duke Energy expects that the revenue from contracts with customers will be equivalent to the electricity or natural gas supplied and billed in that period (including estimated billings). As such, Duke Energy does not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. The evaluation of other revenue streams is ongoing, including long-term contracts with industrial customers and long-term purchase power agreements (PPA).
Duke Energy continues to evaluate what information would be most useful for users of the financial statements, including information already provided in disclosures outside of the financial statement footnotes. These additional disclosures could include the disaggregation of revenues by geographic location, type of service, customer class or by duration of contract (‘at-will’ versus contracted revenue). Revenues from contracts with customers, revenue recognized under regulated operations accounting and revenue from lease accounting will also be disclosed.
Duke Energy intends to use the modified retrospective method of adoption effective January 1, 2018. This method results in a cumulative change effect that will be recorded as an adjustment to retained earnings as of January 1, 2018, as if the standard had always been in effect. Disclosures for 2018 will include a comparison to what would have been reported for 2018 under the current revenue recognition rules in order to assist financial statement users in understanding how revenue recognition has changed as a result of this standard and to facilitate comparability with prior year reported results, which are not restated under the modified retrospective approach.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019, although it can be early adopted. The guidance is applied using a modified retrospective approach. Duke Energy is currently evaluating the financial statement impact of adopting this standard. Other than an expected increase in assets and liabilities, the ultimate impact of the new standard has not yet been determined. Significant system enhancements may be required to facilitate the identification, tracking and reporting of potential leases based upon requirements of the new lease standard.
Stock-Based Compensation and Income Taxes. In March 2016, the FASB issued revised accounting guidance for stock-based compensation and the associated income taxes. This standard changes certain aspects of accounting for stock-based payment awards to employees including the accounting for income taxes, statutory tax withholding requirements, as well as classification on the Consolidated Statements of Cash Flows. The primary future impact to the Duke Energy Registrants is expected to be a small increase in the volatility of income tax expense. This guidance will be adopted prospectively, retrospectively, or using a modified retrospective approach depending on the item changed for the period beginning January 1, 2017.
Statement of Cash Flows. In November 2016, the FASB issued revised accounting guidance to reduce diversity in practice for the presentation and classification of restricted cash on the statement of cash flows. Under the updated guidance, restricted cash and restricted cash equivalents will be included within beginning-of-period and end-of-period cash and cash equivalents on the statement of cash flows.
For Duke Energy, this guidance is effective for the interim and annual periods beginning January 1, 2018, although it can be early adopted. The guidance will be applied using a retrospective transition method to each period presented. Upon adoption by Duke Energy, the revised guidance will result in a change in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents explained when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prior to adoption, the Duke Energy Registrants reflect changes in restricted cash within Cash Flows from Investing Activities on the Consolidated Statement of Cash Flows.
Financial Instruments Classification and Measurement. In January 2016, the FASB issued revised accounting guidance for the classification and measurement of financial instruments. Changes in the fair value of all equity securities will be required to be recorded in net income. Current GAAP allows some changes in fair value for available-for-sale equity securities to be recorded in AOCI. Additional disclosures will be required to present separately the financial assets and financial liabilities by measurement category and form of financial asset. An entity's equity investments that are accounted for under the equity method of accounting are not included within the scope of the new guidance.
For Duke Energy, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018, by recording a cumulative change effect that will be recorded as an adjustment to retained earnings as of January 1, 2018. This guidance is expected to have minimal impact on the Duke Energy Registrant's Consolidated Statements of Operations and Comprehensive Income as changes in the fair value of most of the Duke Energy Registrants' available-for-sale equity securities are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations.
2. ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date.
Acquisition of Piedmont Natural Gas
On October 3, 2016, Duke Energy acquired all outstanding common stock of Piedmont for a total cash purchase price of $5.0 billion and assumed Piedmont's existing long-term debt, which had an estimated fair value of approximately $2.0 billion at the time of the acquisition. Piedmont is a North Carolina corporation primarily engaged in regulated natural gas distribution to residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee. Piedmont is also invested in joint-venture, energy-related businesses, including regulated interstate natural gas transportation and storage and regulated intrastate natural gas transportation. The acquisition provides a foundation for Duke Energy to establish a broader, long-term strategic natural gas infrastructure platform to complement its existing natural gas pipeline investments and regulated natural gas business in the Midwest. In connection with the closing of the acquisition, Piedmont became a wholly owned subsidiary of Duke Energy.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Preliminary Purchase Price Allocation
The preliminary purchase price allocation of the Piedmont acquisition is estimated as follows:

(in millions)
Current assets	$497
Property, plant and equipment, net	4,714
Goodwill	3,353
Other long-term assets	804
Total assets	9,368
Current liabilities, including current maturities of long-term debt	576
Long-term liabilities	1,790
Long-term debt	2,002
Total liabilities	4,368
Total purchase price	$5,000
The fair value of Piedmont's assets and liabilities were determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows (including timing); discount rates reflecting risk inherent in the future cash flows and market prices of long-term debt. The preliminary amounts are subject to revision to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.
The majority of Piedmont’s operations are subject to the rate-setting authority of the NCUC, the PSCSC and the TRA and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for Piedmont’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Thus, the fair value of Piedmont's assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments.
The significant assets and liabilities for which valuation adjustments were reflected within the purchase price allocation include the acquired equity method investments and long-term debt. The difference between the preliminary fair value and the pre-merger carrying values of long-term debt for regulated operations was recorded as a regulatory asset.
The excess of the purchase price over the estimated fair value of Piedmont's assets and liabilities on the acquisition date was recorded as goodwill. The goodwill reflects the value paid by Duke Energy primarily for establishing a broader, long-term strategic natural gas infrastructure platform, an improved risk profile and expected synergies resulting from the combined entities. See Note 11 for information related to the allocation of goodwill to Duke Energy’s reporting units.
Accounting Charges Related to the Acquisition
Duke Energy incurred pretax non-recurring transaction and integration costs associated with the acquisition of $439 million and $9 million for the years ended December 31, 2016 and 2015, respectively. Amounts recorded on the Consolidated Statements of Operations in 2016 include:

•
Interest expense of $234 million related to the acquisition financing, including realized losses on forward-starting interest rate swaps of $190 million. See Note 14 for additional information on the swaps.

•
Charges of $104 million related to commitments made in conjunction with the transaction, including charitable contributions and a one-time bill credit to Piedmont customers. $10 million was recorded as a reduction in Operating Revenues, with the remaining $94 million recorded within Operation, maintenance and other.

•	Other transaction and integration costs of $101 million recorded to Operation, maintenance and other, including professional fees and severance.
Pro Forma Financial Information
The following unaudited pro forma financial information reflects the combined results of operations of Duke Energy and Piedmont as if the merger had occurred as of January 1, 2015. The pro forma financial information does not include potential cost savings, intercompany revenues, Piedmont’s earnings from a certain equity method investment sold immediately prior to the merger or non-recurring transaction and integration costs incurred by Duke Energy and Piedmont. The after-tax non-recurring transaction and integration costs incurred by Duke Energy and Piedmont were $279 million and $19 million for the years ended December 31, 2016 and 2015, respectively.
This information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy.

	Years Ended December 31,
(in millions)	2016	2015
Operating Revenues	$23,504	$23,570
Net Income Attributable to Duke Energy Corporation	2,442	2,877

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Piedmont's Earnings
Piedmont's revenues and net income included in Duke Energy's Consolidated Statements of Operations for the year ended December 31, 2016, were $367 million and $20 million, respectively. Piedmont's revenues and net income for the year ended December 31, 2016 include the impact of non-recurring transaction costs of $10 million and $46 million, respectively.
Acquisition Related Financings and Other Matters
Duke Energy financed the Piedmont acquisition with a combination of debt and equity issuances and other cash sources, including:

•	$3.75 billion of long-term debt issued in August 2016.

•	$750 million borrowed under the $1.5 billion short-term loan facility in September 2016, which was repaid in December 2016.

•	10.6 million shares of common stock issued in October 2016 for net cash proceeds of approximately $723 million.
The $4.9 billion senior unsecured bridge financing facility (Bridge Facility) with Barclays Capital, Inc. (Barclays) was terminated following the issuance of the long-term debt. For additional information related to the debt and equity issuances, see Notes 6 and 18, respectively. For additional information regarding Duke Energy's and Piedmont's joint investment in Atlantic Coast Pipeline, LLC (ACP), see Note 4.
Purchase of NCEMPA's Generation
On July 31, 2015, Duke Energy Progress completed the purchase of North Carolina Eastern Municipal Power Agency’s (NCEMPA) ownership interests in certain generating assets, fuel and spare parts inventory jointly owned with and operated by Duke Energy Progress for approximately $1.25 billion. This purchase was accounted for as an asset acquisition. The purchase resulted in the acquisition of a total of approximately 700 megawatts (MW) of generating capacity at Brunswick Nuclear Plant (Brunswick), Shearon Harris Nuclear Plant (Harris), Mayo Steam Plant and Roxboro Steam Plant. In connection with this transaction, Duke Energy Progress and NCEMPA entered into a 30-year wholesale power agreement, whereby Duke Energy Progress will sell power to NCEMPA to continue to meet the needs of NCEMPA customers.
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
Duke Energy Progress received an order from the PSCSC to defer recovery of the South Carolina retail allocated costs of the asset purchased until Duke Energy Progress' next general rate case, which was filed in July 2016. In October 2016, Duke Energy Progress, the Office of Regulatory Staff (ORS) and intervenors entered into a settlement agreement that provides for recovery of the historical carrying value of the South Carolina allocated purchased costs of the transaction. The settlement agreement was approved by the PSCSC in December 2016. See Note 4 for additional information on the South Carolina rate case.
The ownership interests in generating assets acquired are subject to rate-setting authority of the FERC, NCUC and PSCSC and accordingly, the assets are recorded at historical cost. The assets acquired are presented in the following table.

(in millions)
Inventory	$56
Net property, plant and equipment	845
Total assets	901
Acquisition adjustment, recorded within property, plant and equipment	350
Total purchase price	$1,251
In connection with the acquisition, Duke Energy Progress acquired NCEMPA's NDTF assets of $287 million and assumed AROs of $204 million associated with NCEMPA's interest in the generation assets. The NDTF and the AROs are subject to regulatory accounting treatment.
DISPOSITIONS
The following table summarizes the (Loss) Income from Discontinued Operations, net of tax recorded on Duke Energy's Consolidated Statements of Operations:

	Years Ended December 31,
(in millions)	2016	2015	2014
International Energy Disposal Group	$(534)	$157	$(73)
Midwest Generation Disposal Group	36	33	(524)
Other(a)	90	(13)	(52)
(Loss) Income from Discontinued Operations, net of tax	$(408)	$177	$(649)

(a)
Relates to previously sold businesses not related to the Disposal Groups. The amount for 2016 represents an income tax benefit resulting from immaterial out of period deferred tax liability adjustments. The amounts for 2015 and 2014 include indemnifications provided for certain legal, tax and environmental matters and foreign currency translation adjustments.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Sale of International Energy
In February 2016, Duke Energy announced it had initiated a process to divest its International Energy businesses, excluding the equity method investment in NMC (the International Disposal Group), and in October 2016, announced it had entered into two separate purchase and sale agreements to execute the divestiture. Both sales closed in December of 2016, resulting in available cash proceeds of $1.9 billion, excluding transaction costs. Proceeds were primarily used to reduce Duke Energy holding company debt. Existing favorable tax attributes result in no immediate U.S. federal-level cash tax impacts. Details of each transaction are as follows:

•
On December 20, 2016, Duke Energy closed on the sale of its ownership interests in businesses in Argentina, Chile, Ecuador, El Salvador, Guatemala and Peru to I Squared Capital. The assets sold included approximately 2,230 MW of hydroelectric and natural gas generation capacity, transmission infrastructure and natural gas processing facilities. I Squared Capital purchased the businesses for an enterprise value of $1.2 billion.

•
On December 29, 2016, Duke Energy closed on the sale of its Brazilian business, which included approximately 2,090 MW of hydroelectric generation capacity, to CTG for an enterprise value of $1.2 billion. With the closing of the CTG deal, Duke Energy finalized its exit from the Latin American market.

Assets Held For Sale and Discontinued Operations
As a result of the transactions, the International Disposal Group was classified as held for sale and as discontinued operations in the fourth quarter of 2016. Interest expense directly associated with the International Disposal Group was allocated to discontinued operations. No interest from corporate level debt was allocated to discontinued operations.
The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in the Consolidated Balance Sheets. As a result of Duke Energy closing both transactions in December 2016, there are no Assets held for sale or Liabilities associated with assets held for sale as of December 31, 2016.

(in millions)	December 31, 2015
Current assets held for sale
Cash and cash equivalents	$474
Receivables, net	188
Inventory	65
Other	19
Total current assets held for sale	746
Noncurrent assets held for sale
Property, Plant and Equipment
Cost	2,859
Accumulated depreciation and amortization	(930)
Net property, plant and equipment	1,929
Goodwill	271
Other	213
Total noncurrent assets held for sale	2,413
Total assets held for sale	$3,159
Current liabilities associated with assets held for sale
Accounts payable	$51
Taxes accrued	60
Current maturities of long-term debt	48
Other	120
Total current liabilities associated with assets held for sale	279
Noncurrent liabilities associated with assets held for sale
Long-Term Debt	653
Deferred income taxes	157
Other	90
Total noncurrent liabilities associated with assets held for sale	900
Total liabilities associated with assets held for sale	$1,179
The value of goodwill increased by $7 million from December 31, 2015 through the date of sale as a result of changes in foreign currency exchanges rates. At the time of the disposition, the International Disposal Group included goodwill of $278 million.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following table presents the results of the International Disposal Group which are included in (Loss) Income from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2016	2015	2014
Operating Revenues	$988	$1,088	$1,417
Fuel used in electric generation and purchased power	227	306	486
Cost of natural gas	43	53	63
Operation, maintenance and other	341	334	352
Depreciation and amortization(a)	62	92	97
Property and other taxes	15	7	9
Impairment charges (b)	194	13	—
(Loss) Gains on Sales of Other Assets and Other, net	(3)	6	6
Other Income and Expenses, net	58	23	47
Interest Expense	82	85	93
Pretax loss on disposal(c)	(514)	—	—
(Loss) Income before income taxes(d)	(435)	227	370
Income tax expense(e)(f)	99	70	443
(Loss) Income from discontinued operations of the International Disposal Group	$(534)	$157	$(73)

(a)	Upon meeting the criteria for assets held for sale, beginning in the fourth quarter of 2016 depreciation expense was ceased.

(b)
In conjunction with the advancements of marketing efforts during 2016, Duke Energy performed recoverability tests of the long-lived asset groups of International Energy. As a result, Duke Energy determined the carrying value of certain assets in Central America was not fully recoverable and recorded a pretax impairment charge of $194 million. The charge represents the excess of carrying value over the estimated fair value of the assets, which was based on a Level 3 Fair Value measurement that was primarily determined from the income approach using discounted cash flows but also considered market information obtained in 2016.

(c)
The pretax loss on disposal includes the recognition of cumulative foreign currency translation losses of $620 million as of the disposal date. See the Consolidated Statements of Changes in Equity for additional information.

(d)	Pretax (Loss) Income attributable to Duke Energy Corporation was $(445) million, $221 million and $360 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(e)	2016 amount includes $126 million of income tax expense on the disposal, which primarily reflects in-country taxes incurred as a result of the sale. The after-tax loss on disposal was $640 million.

(f)
2016 amount includes an income tax benefit of $95 million and 2014 amount includes an income tax charge of $373 million related to historical undistributed foreign earnings. See Note 22, "Income Taxes," for additional information.

Duke Energy has elected not to separately disclose discontinued operations on the Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the International Disposal Group.

	Years Ended December 31,
(in millions)	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$204	$248	$339
Investing activities	(434)	177	111
Other Sale Related Matters
Duke Energy will provide transition services to CTG and I Squared for a period not to extend beyond March 2017 and September 2017, respectively. In addition, Duke Energy will reimburse CTG and I Squared for all tax obligations arising from the period preceding consummation on the transactions, totaling approximately $78 million. Duke Energy has not recorded any other liabilities, contingent liabilities or indemnifications related to the International Disposal Group.
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
Duke Energy utilized a revolving credit agreement (RCA) to support the operations of the nonregulated Midwest generation business. Duke Energy Ohio had a power purchase agreement with the Midwest Generation Disposal Group for a portion of its standard service offer (SSO) supply requirement. The agreement and the SSO expired in May 2015.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The results of operations of the Midwest Generation Disposal Group prior to the date of sale are classified as discontinued operations in the accompanying Consolidated Statements of Operations. Interest expense associated with the RCA was allocated to discontinued operations. No other interest expense related to corporate level debt was allocated to discontinued operations. Certain immaterial costs that were eliminated as a result of the sale remained in continuing operations. The following table summarizes the Midwest Generation Disposal Group activity recorded within discontinued operations.

	Duke Energy			Duke Energy Ohio
	Years Ended December 31,			Years Ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Operating Revenues	$—	$543	$1,748	$—	$412	$1,299
Pretax Loss on disposal(a)	—	(45)	(929)	—	(52)	(959)

Income (loss) before income taxes(b)	$—	$59	$(818)	$—	$44	$(863)
Income tax (benefit) expense(c)	(36)	26	(294)	(36)	21	(300)
Income (loss) from discontinued operations	$36	$33	$(524)	$36	$23	$(563)

(a)	The Loss on disposal includes impairments recorded to adjust the carrying amount of the assets to the estimated fair value of the business, based on the selling price to Dynegy less cost to sell.

(b)
2015 amounts include the impact of an $81 million charge for the settlement agreement reached in a lawsuit related to the Midwest Generation Disposal Group. Refer to Note 5 for further information about the lawsuit.

(c)	2016 amounts result from immaterial out of period deferred tax liability adjustments.
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
Duke Energy
Due to the Piedmont acquisition and the sale of International Energy in the fourth quarter of 2016, Duke Energy's segment structure has been realigned to include the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. Prior period information has been recast to conform to the current segment structure. See Note 2 for further information on the Piedmont and International Energy transactions.
Electric Utilities and Infrastructure includes Duke Energy's regulated electric utilities in the Carolinas, Florida and the Midwest. The regulated electric utilities conduct operations through the Subsidiary Registrants that are substantially all regulated and, accordingly, qualify for regulatory accounting treatment. Electric Utilities and Infrastructure also includes Duke Energy's commercial electric transmission infrastructure investments.
Gas Utilities and Infrastructure contains Piedmont, Duke Energy's natural gas local distribution companies in Ohio and Kentucky, and Duke Energy's natural gas storage and pipeline investments. Gas Utilities and Infrastructure's operations are substantially all regulated and, accordingly, qualify for regulatory accounting treatment.
Commercial Renewables is primarily comprised of nonregulated utility scale wind and solar generation assets located throughout the U.S.
In December 2016, Duke Energy closed on the sale of the International Disposal Group, which includes the former International Energy business segment, excluding the equity method investment in NMC. Results of the International Disposal Group are presented within Discontinued Operations for all periods and results of NMC are presented within Other for all periods, as described below. See Note 2, "Acquisitions and Dispositions" for additional information related to the sale.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of unallocated corporate interest expense, unallocated corporate costs, contributions to the Duke Energy Foundation and the operations of Duke Energy’s wholly owned captive insurance subsidiary, Bison Insurance Company Limited (Bison). As discussed above, Other also includes Duke Energy's 25 percent interest in NMC, a large regional producer of methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting.

	Year Ended December 31, 2016
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$21,336	$875	$484	$22,695	$48	$—	$22,743
Intersegment Revenues	30	26	—	56	69	(125)	—
Total Revenues	$21,366	$901	$484	$22,751	$117	$(125)	$22,743
Interest Expense	$1,136	$46	$53	$1,235	$693	$(12)	$1,916
Depreciation and amortization	2,897	115	130	3,142	152	—	3,294
Equity in earnings (losses) of unconsolidated affiliates(a)	5	19	(82)	(58)	43	—	(15)
Income tax expense (benefit)	1,672	90	(160)	1,602	(446)	—	1,156
Segment income (loss)(b)(c)	3,040	152	23	3,215	(645)	1	2,571
Add back noncontrolling interest component							7
Loss from discontinued operations, net of tax(d)							(408)
Net income							$2,170
Capital investments expenditures and acquisitions(e)	$6,649	$5,519	$857	$13,025	$190	$—	$13,215
Segment assets	114,993	10,760	4,377	130,130	2,443	188	132,761
(a)    Commercial Renewables includes a pretax impairment charge of $71 million. See Note 12 for additional information.

(b)	Other includes $329 million of after-tax costs to achieve mergers. Refer to Note 2 for additional information on costs related to the Piedmont merger.

(c)	Other includes after-tax charges of $57 million related to cost savings initiatives. Refer to Note 19 for further information.

(d)	Includes a loss on sale of the International Disposal Group. Refer to Note 2 for further information.

(e)
Other includes $26 million of capital investments expenditures related to the International Disposal Group. Gas Utilities and Infrastructure includes the Piedmont acquisition of $5 billion. Refer to Note 2 for more information on the Piedmont acquisition.

	Year Ended December 31, 2015
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$21,489	$536	$286	$22,311	$60	$—	$22,371
Intersegment Revenues	32	5	—	37	75	(112)	—
Total Revenues	$21,521	$541	$286	$22,348	$135	$(112)	$22,371
Interest Expense	$1,074	$25	$44	$1,143	$393	$(9)	$1,527
Depreciation and amortization	2,735	79	104	2,918	135	—	3,053
Equity in earnings (losses) of unconsolidated affiliates	(2)	1	(6)	(7)	76	—	69
Income tax expense (benefit)	1,602	44	(128)	1,518	(262)	—	1,256
Segment income (loss)(a)(b)(c)	2,819	73	52	2,944	(299)	—	2,645
Add back noncontrolling interest component							9
Income from discontinued operations, net of tax(d)							177
Net income							$2,831
Capital investments expenditures and acquisitions(e)	$6,852	$234	$1,019	$8,105	$258	$—	$8,363
Segment assets(f)	109,097	2,637	3,861	115,595	5,373	188	121,156

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Electric Utilities and Infrastructure includes an after-tax charge of $58 million related to the Edwardsport settlement. Refer to Note 4 for further information.
(b)    Other includes $60 million of after-tax costs to achieve mergers.

(c)	Other includes after-tax charges of $77 million related to cost savings initiatives. Refer to Note 19 for further information.

(d)
Includes the impact of a settlement agreement reached in a lawsuit related to the Midwest Generation Disposal Group. Refer to Note 5 for further information related to the lawsuit and Note 2 for further information on discontinued operations.

(e)	Other includes capital investment expenditures of $45 million related to the International Disposal Group.

(f)	Other includes Assets Held for Sale balances related to the International Disposal Group. Refer to Note 2 for further information.

	Year Ended December 31, 2014
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$21,655	$573	$235	$22,463	$46	$—	$22,509
Intersegment Revenues	36	5	1	42	70	(112)	—
Total Revenues	$21,691	$578	$236	$22,505	$116	$(112)	$22,509
Interest Expense	$1,057	$37	$50	$1,144	$409	$(24)	$1,529
Depreciation and amortization	2,686	73	90	2,849	120	—	2,969
Equity in earnings (losses) of unconsolidated affiliates	(1)	—	8	7	123	—	130
Income tax expense (benefit)	1,582	45	(88)	1,539	(314)	—	1,225
Segment income (loss) (a)(b)	2,714	80	53	2,847	(332)	18	2,533
Add back noncontrolling interest component							5
Loss from discontinued operations, net of tax(c)							(649)
Net income							$1,889
Capital investments expenditures and acquisitions(d)	$4,642	$121	$514	$5,277	$251	$—	$5,528
Segment assets(e)	104,119	2,512	2,981	109,612	10,755	190	120,557

(a)	Other includes a $94 million pretax impairment charge related to Ohio Valley Electric Corporation (OVEC) and costs to achieve mergers.

(b)	Electric Utilities and Infrastructure includes pretax charges of $102 million related to the criminal investigation of the Dan River coal ash spill. See Note 5 for additional information.

(c)	Includes an impairment of the Midwest Generation Disposal Group. Refer to Note 2 for further information.

(d)	Other includes $67 million of capital investments expenditures and acquisitions of the International Disposal Group.

(e)	Other includes Assets Held for Sale balances related to the International Disposal Group and Midwest Generation Disposal Group. Refer to Note 2 for further information.
Geographical Information
For the years ended December 31, 2016, 2015 and 2014, all assets and revenues are within the U.S.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Products and Services
The following table summarizes revenues of the reportable segments by type.

	Retail	Wholesale	Retail		Total
(in millions)	Electric	Electric	Natural Gas	Other	Revenues
2016
Electric Utilities and Infrastructure	$18,338	$2,095	$—	$933	$21,366
Gas Utilities and Infrastructure	—	—	871	30	901
Commercial Renewables	—	303	—	181	484
Total Reportable Segments	$18,338	$2,398	$871	$1,144	$22,751
2015
Electric Utilities and Infrastructure	$18,695	$2,014	$—	$812	$21,521
Gas Utilities and Infrastructure	—	—	546	(5)	541
Commercial Renewables	—	245	—	41	286
Total Reportable Segments	$18,695	$2,259	$546	$848	$22,348
2014
Electric Utilities and Infrastructure	$19,007	$1,879	$—	$805	$21,691
Gas Utilities and Infrastructure	—	—	571	7	578
Commercial Renewables	—	236	—	—	236
Total Reportable Segments	$19,007	$2,115	$571	$812	$22,505
Duke Energy Ohio
Duke Energy Ohio has two reportable operating segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure.
Electric Utilities and Infrastructure transmits and distributes electricity in portions of Ohio and generates, distributes and sells electricity in portions of Kentucky. Gas Utilities and Infrastructure transports and sells natural gas in portions of Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Other is primarily comprised of governance costs allocated by its parent, Duke Energy, and revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from OVEC's power plants. For additional information on related party transactions refer to Note 13. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

	Year Ended December 31, 2016
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,410	$503	$1,913	$31	$—	$1,944
Interest expense	$58	$27	$85	$1	$—	$86
Depreciation and amortization	151	80	231	2	—	233
Income tax expense (benefit)	55	44	99	(21)	—	78
Segment income (loss)	154	77	231	(39)	—	192
Income from discontinued operations, net of tax						36
Net income						$228
Capital expenditures	$322	$154	$476	$—	$—	$476
Segment assets	4,782	2,696	7,478	62	(12)	7,528

	Year Ended December 31, 2015
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,331	$541	$1,872	$33	$—	$1,905
Interest expense	$53	$25	$78	$1	$—	$79
Depreciation and amortization	147	79	226	1	—	227
Income tax expense (benefit)	59	45	104	(23)	—	81
Segment income (loss)	118	73	191	(41)	(1)	149
Income from discontinued operations, net of tax						23
Net income						$172
Capital expenditures	$264	$135	$399	$—	$—	$399
Segment assets	4,534	2,516	7,050	56	(9)	7,097

	Year Ended December 31, 2014
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,317	$578	$1,895	$19	$(1)	$1,913
Interest expense	$43	$37	$80	$5	$1	$86
Depreciation and amortization	138	73	211	3	—	214
Income tax expense (benefit)	71	45	116	(73)	—	43
Segment income (loss)(a)	122	80	202	(133)	(1)	68
Loss from discontinued operations, net of tax(b)						(563)
Net loss						$(495)
Capital expenditures	$193	$107	$300	$22	$—	$322
Segment assets(c)	4,428	2,487	6,915	3,321	(243)	9,993

(a)	Other includes a $94 million pretax impairment charge related to OVEC.

(b)	Includes an impairment of the Midwest Generation Disposal Group. Refer to Note 2 for further information.

(c)	Other includes Assets Held for Sale balances related to the Midwest Generation Disposal Group. Refer to Note 2 for further information.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA
The remaining Subsidiary Registrants each have one reportable operating segment, Electric Utilities and Infrastructure, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $221 million, $240 million and $241 million for the years ended December 31, 2016, 2015 and 2014. The following table summarizes the net loss for Other for each of these entities.

	Years Ended December 31,
(in millions)	2016	2015	2014
Duke Energy Carolinas	$(104)	$(95)	$(79)
Progress Energy	(200)	(159)	(190)
Duke Energy Progress	(56)	(32)	(31)
Duke Energy Florida	(23)	(16)	(19)
Duke Energy Indiana	(13)	(10)	(11)
The assets of Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana are substantially all included within the Electric Utilities and Infrastructure segment at December 31, 2016, 2015 and 2014.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

4. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
The Duke Energy Registrants record regulatory assets and liabilities that result from the ratemaking process. See Note 1 for further information.
The following tables present the regulatory assets and liabilities recorded on the Consolidated Balance Sheets.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory Assets
AROs – coal ash	$3,761	$1,536	$1,830	$1,822	$8	$12	$276
AROs – nuclear and other	684	9	569	275	294	—	—
Accrued pension and OPEB	2,387	481	882	423	458	135	222
Retired generation facilities	534	39	422	165	257	—	73
Debt fair value adjustment	1,313	—	—	—	—	—	—
Net regulatory asset related to income taxes	894	484	231	7	224	63	119
Storm cost deferrals	153	—	148	148	—	5	—
Nuclear asset securitized balance, net	1,193	—	1,193	—	1,193	—	—
Hedge costs and other deferrals	217	93	91	66	25	7	26
Derivatives – gas supply contracts	187	—	—	—	—	—	—
Demand side management (DSM)/Energy efficiency (EE)	407	122	278	263	15	6	—
Grid Modernization	65	—	—	—	—	65	—
Vacation accrual	196	76	38	38	—	4	10
Deferred fuel and purchased power	156	—	111	24	87	5	40
Nuclear deferral	226	92	134	38	96	—	—
Post-in-service carrying costs and deferred operating expenses	413	70	42	42	—	20	281
Gasification services agreement buyout	8	—	—	—	—	—	8
Transmission expansion obligation	71	—	—	—	—	71	—
Manufactured gas plant (MGP)	99	—	—	—	—	99	—
Advanced metering infrastructure	218	172	—	—	—	—	46
NCEMPA deferrals	51	—	51	51	—	—	—
East Bend deferrals	32	—	—	—	—	32	—
Other	636	223	103	69	36	33	121
Total regulatory assets	13,901	3,397	6,123	3,431	2,693	557	1,222
Less: current portion	1,023	238	401	188	213	37	149
Total noncurrent regulatory assets	$12,878	$3,159	$5,722	$3,243	$2,480	$520	$1,073

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory Liabilities
Costs of removal	$6,074	$2,476	$2,198	$1,840	$358	$212	$660
Amounts to be refunded to customers	45	—	—	—	—	—	45
Storm reserve	83	22	60	—	60	1	—
Accrued pension and OPEB	174	46	—	—	—	19	72
Deferred fuel and purchased power	192	105	81	64	17	6	—
Other	722	352	245	200	44	19	11
Total regulatory liabilities	7,290	3,001	2,584	2,104	479	257	788
Less: current portion	409	161	189	158	31	21	40
Total noncurrent regulatory liabilities	$6,881	$2,840	$2,395	$1,946	$448	$236	$748

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory Assets
AROs – coal ash	$2,555	$1,120	$1,394	$1,386	$8	$4	$37
AROs – nuclear and other	838	104	487	195	292	—	—
Accrued pension and OPEB	2,151	479	807	366	441	139	220
Retired generation facilities	509	49	409	179	230	—	51
Debt fair value adjustment	1,191	—	—	—	—	—	—
Net regulatory asset related to income taxes	1,075	564	318	106	212	55	120
Nuclear asset securitizable balance, net	1,237	—	1,237	—	1,237	—	—
Hedge costs and other deferrals	571	127	410	171	239	7	27
DSM/EE	340	80	250	237	13	10	—
Grid Modernization	68	—	—	—	—	68	—
Vacation accrual	192	79	38	38	—	5	10
Deferred fuel and purchased power	151	21	129	93	36	1	—
Nuclear deferral	245	107	138	62	76	—	—
Post-in-service carrying costs and deferred operating expenses	383	97	38	38	—	21	227
Gasification services agreement buyout	32	—	—	—	—	—	32
Transmission expansion obligation	72	—	—	—	—	72	—
MGP	104	—	—	—	—	104	—
NCEMPA deferrals	21	—	21	21	—	—	—
East Bend deferrals	16	—	—	—	—	16	—
Other	499	244	121	82	39	31	94
Total regulatory assets	12,250	3,071	5,797	2,974	2,823	533	818
Less: current portion	877	305	362	264	98	36	102
Total noncurrent regulatory assets	$11,373	$2,766	$5,435	$2,710	$2,725	$497	$716

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory Liabilities
Costs of removal	$5,329	$2,413	$2,078	$1,725	$353	$222	$616
Amounts to be refunded to customers	71	—	—	—	—	—	71
Storm reserve	150	24	125	—	125	1	—
Accrued pension and OPEB	288	68	51	25	26	21	83
Deferred fuel and purchased power	311	55	255	58	197	1	—
Other	506	281	164	155	8	12	46
Total regulatory liabilities	6,655	2,841	2,673	1,963	709	257	816
Less: current portion	400	39	286	85	200	12	62
Total noncurrent regulatory liabilities	$6,255	$2,802	$2,387	$1,878	$509	$245	$754
Descriptions of regulatory assets and liabilities, summarized in the tables above, as well as their recovery and amortization periods follow. Items are excluded from rate base unless otherwise noted.
AROs – coal ash. Represents regulatory assets including deferred depreciation and accretion related to the legal obligation to close ash basins. The costs are deferred until recovery treatment has been determined. The recovery period for these costs has yet to be established. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Ohio earn a debt return on their expenditures. See Notes 1 and 9 for additional information.
AROs – nuclear and other. Represents regulatory assets, including deferred depreciation and accretion, related to legal obligations associated with the future retirement of property, plant and equipment, excluding amounts related to coal ash. The AROs relate primarily to decommissioning nuclear power facilities. The amounts also include certain deferred gains on NDTF investments. The recovery period for costs related to nuclear facilities runs through the decommissioning period of each nuclear unit, the latest of which is currently estimated to be 2086. See Notes 1 and 9 for additional information.
Accrued pension and OPEB. Accrued pension and other post-retirement benefit obligations (OPEB) represent regulatory assets and liabilities related to each of the Duke Energy Registrants’ respective shares of unrecognized actuarial gains and losses and unrecognized prior service cost and credit attributable to Duke Energy’s pension plans and OPEB plans. The regulatory asset or liability is amortized with the recognition of actuarial gains and losses and prior service cost and credit to net periodic benefit costs for pension and OPEB plans. The accrued pension and OPEB regulatory asset is expected to be recovered primarily over average remaining service periods of active employees covered by the benefit plans, which is approximately 9 years. See Note 21 for additional detail.
Retired generation facilities. Duke Energy Carolinas earns a return on the outstanding retail balance with recovery periods ranging from one to six years. Duke Energy Progress earns a return on the outstanding balance with recovery over a period of 10 years beginning in 2013 for retail purposes and over the longer of 10 years or the previously estimated planned retirement date for wholesale purposes. Duke Energy Indiana earns a return on the outstanding balances and the costs are included in rate base. Duke Energy Indiana’s recovery period will be determined in the next general rate case. Duke Energy Florida earns a full return on a portion of the regulatory asset related to the retired nuclear plant currently recovered in the nuclear cost recovery clause (NCRC), with the remaining portion earning a reduced return. Duke Energy Florida’s recovery period varies.
Debt fair value adjustment. Purchase accounting adjustments recorded to state the carrying value of Progress Energy and Piedmont at fair value in connection with the 2012 and 2016 mergers, respectively. Amount is amortized over the life of the related debt.
Net regulatory asset related to income taxes. Regulatory assets principally associated with the depreciation and recovery of AFUDC equity. Amounts have no impact on rate base as regulatory assets are offset by deferred tax liabilities. The recovery period is over the life of the associated assets. Amounts for all registrants include regulatory liabilities related to the gross up of federal ITCs. Amounts for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress include regulatory liabilities related to the change in the North Carolina corporate tax rate discussed in Note 22.
Storm cost deferrals. Represents deferred incremental costs incurred related to extraordinary weather-related events, primarily damage resulting from Hurricane Matthew in the fourth quarter of 2016. The recovery period is unknown.
Nuclear asset securitizable balance, net. Represents the balance associated with Crystal River Unit 3 retirement approved for recovery by the FPSC on September 15, 2015, and the upfront financing costs securitized in 2016 with issuance of the associated bonds. The regulatory asset balance is net of the AFUDC equity portion. The recovery period is through 2036.
Hedge costs and other deferrals. Amounts relate to unrealized gains and losses on derivatives recorded as a regulatory asset or liability, respectively, until the contracts are settled. The recovery period varies for these costs and currently extends to 2048.
Derivatives – gas supply contracts held for utility operations. Represents costs for certain long-dated, fixed quantity forward gas supply contracts which are recoverable through Piedmont's PGA clauses.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DSM/EE. The recovery period varies for these costs, with some currently unknown. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are required to pay interest on the outstanding liability balance. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida collect a return on DSM/EE investments.
Grid Modernization. Duke Energy Ohio amounts represent deferred depreciation and operating expenses as well as carrying costs on the portion of capital expenditures placed in service but not yet reflected in retail rates as plant in service. Recovery period is generally one year for depreciation and operating expenses. Recovery for post-in-service carrying costs is over the life of the assets. Duke Energy Ohio is earning a return on these costs.
Vacation accrual. Generally recovered within one year. Duke Energy Carolinas earns a return on the North Carolina balance.
Deferred fuel and purchased power. Represents certain energy-related costs that are recoverable or refundable as approved by the applicable regulatory body. Duke Energy Florida amount includes capacity costs. Duke Energy Florida earns a return on the retail portion of under-recovered costs. Duke Energy Ohio earns a return on under-recovered costs. Duke Energy Florida and Duke Energy Ohio pay interest on over-recovered costs. Duke Energy Carolinas and Duke Energy Progress amounts include certain purchased power costs in both North Carolina and South Carolina and costs of distributed energy resource programs in South Carolina. Duke Energy Carolinas and Duke Energy Progress pay interest on over-recovered costs in North Carolina. Recovery period is generally over one year. Duke Energy Indiana recovery period is quarterly.
Nuclear deferral. Includes (i) amounts related to levelizing nuclear plant outage costs at Duke Energy Carolinas and Duke Energy Progress in North Carolina and South Carolina, which allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, resulting in the deferral of operations and maintenance costs associated with refueling and (ii) certain deferred preconstruction and carrying costs at Duke Energy Florida as approved by the FPSC, primarily associated with the Levy nuclear project (Levy), with a final true-up to be filed by May 2017.
Post-in-service carrying costs and deferred operating expenses. Represents deferred depreciation and operating expenses as well as carrying costs on the portion of capital expenditures placed in service but not yet reflected in retail rates as plant in service. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana earn a return on the outstanding balance. For Duke Energy Ohio and Duke Energy Indiana, some amounts are included in rate base. Recovery is over various lives and the latest recovery period is 2083.
Gasification services agreement buyout. The IURC authorized Duke Energy Indiana to recover costs incurred to buyout a gasification services agreement, including carrying costs through 2017. Duke Energy Indiana earns a return on this balance.
Transmission expansion obligation. Represents transmission expansion obligations related to Duke Energy Ohio’s withdrawal from Midcontinent Independent System Operator, Inc. (MISO).
MGP. Represents remediation costs incurred at former MGP sites and the deferral of costs to be incurred at the East End and West End sites through 2019. Costs incurred between 2008 and 2012 are recovered through an approved MGP rider. Recovery of costs incurred after 2012 has been requested but is pending approval from the PUCO. Duke Energy Ohio does not earn a return on these costs.
Advanced metering infrastructure (AMI). Duke Energy Carolinas amount represents deferred costs related to the installation of AMI meters and remaining net book value of non-AMI meters to be replaced. Duke Energy Carolinas earns a return on a portion of the costs and the recovery period varies. Duke Energy Indiana amount represents expected future recovery of net book value of electromechanical meters that have been replaced with AMI meters. Duke Energy Indiana expects to recover this asset over a six-year period and the meters will remain in rate base until the next general rate case.
NCEMPA deferrals. Represents retail allocated cost deferrals and returns associated with the additional ownership interest in assets acquired from NCEMPA discussed in Note 2. The North Carolina retail allocated costs are generally being recovered over a period of time between three years and the remaining life of the assets purchased through a rider that became effective on December 1, 2015. The South Carolina retail allocated costs will be amortized over an average of 24 years beginning January 2017 are earning a return.
East Bend deferrals. Represents both deferred operating expenses and deferred depreciation as well as carrying costs on the portion of East Bend Generating Station (East Bend) that was acquired from Dayton Power and Light and that had been previously operated as a jointly owned facility. Recovery will not commence until resolution of the next electric rate case in Kentucky. Duke Energy Ohio is earning a return on these deferred costs.
Costs of removal. Represents funds received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites as property is retired. Also includes certain deferred gains on NDTF investments.
Amounts to be refunded to customers. Represents required rate reductions to retail customers by the applicable regulatory body. The period of refund for Duke Energy Indiana is through 2018.
Storm reserve. Duke Energy Carolinas and Duke Energy Florida are allowed to petition the PSCSC and FPSC, respectively, to seek recovery of incremental or allowable costs incurred for named storms. Funds are used to offset future incurred costs.
RESTRICTIONS ON THE ABILITY OF CERTAIN SUBSIDIARIES TO MAKE DIVIDENDS, ADVANCES AND LOANS TO DUKE ENERGY
As a condition to the approval of merger transactions, the NCUC, PSCSC, PUCO, KPSC and IURC imposed conditions on the ability of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Kentucky, Duke Energy Indiana and Piedmont to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Certain subsidiaries may transfer funds to Duke Energy Corporation Holding Company (the parent) by obtaining approval of the respective state regulatory commissions. These conditions imposed restrictions on the ability of the public utility subsidiaries to pay cash dividends as discussed below.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation which, in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2016.
Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.
The restrictions discussed below were less than 25 percent of Duke Energy's net assets at December 31, 2016.
Duke Energy Carolinas
Duke Energy Carolinas must limit cumulative distributions subsequent to mergers to (i) the amount of retained earnings on the day prior to the closing of the mergers, plus (ii) any future earnings recorded.
Duke Energy Progress
Duke Energy Progress must limit cumulative distributions subsequent to the mergers between Duke Energy and Progress Energy and Duke Energy and Piedmont to (i) the amount of retained earnings on the day prior to the closing of the respective mergers, plus (ii) any future earnings recorded.
Duke Energy Ohio
Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO. Duke Energy Ohio received FERC and PUCO approval to pay dividends from its equity accounts that are reflective of the amount that it would have in its retained earnings account had push-down accounting for the Cinergy Corp. (Cinergy) merger not been applied to Duke Energy Ohio’s balance sheet. The conditions include a commitment from Duke Energy Ohio that equity, adjusted to remove the impacts of push-down accounting, will not fall below 30 percent of total capital.
Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35 percent equity in its capital structure.
Duke Energy Indiana
Duke Energy Indiana must limit cumulative distributions subsequent to the merger between Duke Energy and Cinergy to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded. In addition, Duke Energy Indiana will not declare and pay dividends out of capital or unearned surplus without prior authorization of the IURC.
Piedmont
Piedmont must limit cumulative distributions subsequent to the acquisition of Piedmont by Duke Energy to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded.
RATE RELATED INFORMATION
The NCUC, PSCSC, FPSC, IURC, PUCO, TRA and KPSC approve rates for retail electric and natural gas services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio and Indiana), as well as sales of transmission service. The FERC also regulates certification and siting of new interstate natural gas pipeline projects.
Duke Energy Carolinas and Duke Energy Progress
Ash Basin Closure Costs Deferral
On July 13, 2016, in response to a joint petition of Duke Energy Carolinas and Duke Energy Progress, the PSCSC issued an accounting order for the deferment into a regulatory account of certain costs incurred in connection with federal and state environmental remediation requirements related to the permanent closure of ash basins and other ash storage units at coal-fired generating facilities that have provided or are providing generation to customers located in South Carolina. The decision allows for ash basin closure expenses to be partially offset with excess regulatory liability amounts from the deferral of nuclear decommissioning costs that are collected from South Carolina retail customers and for Duke Energy Progress to partially offset incurred ash basin closure costs with costs of removal amounts collected from customers. The PSCSC's ruling does not change retail rates or the tariff amounts and does not limit the ability of interested parties to challenge the reasonableness of expenditures in subsequent proceedings. In connection with Duke Energy Progress' base rate case filed in July 2016, in December 2016, the PSCSC approved recovery of coal ash costs incurred from January 1, 2015, through June 30, 2016, over a 15-year period and ongoing deferral of future ash basin closure costs incurred from July 1, 2016, until its next base rate case in South Carolina.
On December 30, 2016, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC seeking an accounting order authorizing deferral of certain costs incurred in connection with federal and state environmental remediation requirements related to the permanent closure of ash basins and other ash storage units at coal-fired generating facilities that have provided or are providing generation to customers located in North Carolina. Initial comments are due by March 1, 2017, and reply comments are due by March 29, 2017. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

FERC Transmission Return on Equity Complaints
On January 7, 2016, a group of transmission service customers filed a complaint with FERC that the rate of return on equity of 10.2 percent in Duke Energy Carolinas' transmission formula rates is excessive and should be reduced to no higher than 8.49 percent, effective upon the complaint date. On the same date, a similar complaint was filed with FERC claiming that the rate of return on equity of 10.8 percent in Duke Energy Progress' transmission formula rates is excessive and should be reduced to no higher than 8.49 percent, effective upon the complaint date. On April 21, 2016, FERC issued an order which consolidated the cases, set a refund effective date of January 7, 2016, and set the consolidated case for settlement and hearing. On June 14, 2016, Duke Energy Carolinas and Duke Energy Progress reached a settlement agreement in principle to reduce the return on equity for both companies to 10 percent. On November 21, 2016, the FERC approved the settlement agreement resolving the complaints. The Impact on results of operations, cash flows and the financial position of Duke Energy Carolinas and Duke Energy Progress will not be material.
Duke Energy Carolinas
Advanced Metering Infrastructure Deferral
On July 12, 2016, the PSCSC issued an accounting order for Duke Energy Carolinas to defer the financial effects of depreciation expense incurred for the installation of AMI meters, the carrying costs on the investment at its weighted average cost of capital (WACC) and the carrying costs on the deferred costs at its WACC not to exceed $45 million. The decision also allows Duke Energy Carolinas to continue to depreciate the non-AMI meters to be replaced. Current retail rates will not change as a result of the decision and the ability of interested parties to challenge the reasonableness of expenditures in subsequent proceedings is not limited.
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and estimates a cost to build of $600 million for its share of the facility, including AFUDC. The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League (SCCL) and Southern Alliance for Clean Energy (SACE) jointly filed a Notice of Appeal with the Court of Appeals of South Carolina (S.C. Court of Appeals) seeking the court's review of the PSCSC's decision, claiming the PSCSC did not properly consider a request related to a proposed solar facility prior to granting approval of the CECPCN. The S.C. Court of Appeals affirmed the PSCSC's decision on February 10, 2016, and on March 24, 2016, denied a request for rehearing filed by SCCL and SACE. On April 21, 2016, SCCL and SACE petitioned the South Carolina Supreme Court for review of the S.C. Court of Appeals decision. Duke Energy Carolinas filed its response on June 13, 2016, and SCCL and SACE filed a reply on June 23, 2016. On September 6, 2016, the Small Business Chamber of Commerce filed a motion for permission to file a brief supporting the environmental intervenors’ position. On September 22, 2016, the South Carolina Supreme Court granted permission for the brief and allowed Duke Energy Carolinas an opportunity to file a response, which was filed on October 3, 2016. Duke Energy Carolinas cannot predict the outcome of this matter.
William States Lee III Nuclear Station
In December 2007, Duke Energy Carolinas applied to the NRC for combined operating licenses (COLs) for two Westinghouse AP1000 reactors for the proposed William States Lee III Nuclear Station to be located at a site in Cherokee County, South Carolina. The NCUC and PSCSC have concurred with the prudency of Duke Energy Carolinas incurring certain project development and preconstruction costs through several separately issued orders, although full cost recovery is not guaranteed. In December 2016, the NRC issued a COL for each reactor. As of December 31, 2016, Duke Energy Carolinas has incurred approximately $520 million of costs, including AFUDC, related to the project. These project costs are included in Net property, plant and equipment on Duke Energy Carolinas’ Consolidated Balance Sheets. Duke Energy Carolinas is not required to build the nuclear reactors as result of the COLs being issued.
Duke Energy Progress
Storm Cost Deferral Filings
On December 16, 2016, Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer certain costs incurred in connection with response to Hurricane Matthew and other significant storms in 2016. Current estimated incremental operation and maintenance and capital costs total approximately $140 million. Additional costs could be incurred in 2017 related to storms in the fourth quarter of 2016. Duke Energy Progress proposes to true-up the total costs quarterly through August 2017. Duke Energy Progress cannot predict the outcome of this matter.
On December 16, 2016, Duke Energy Progress filed a petition with the PSCSC requesting an accounting order to defer certain costs incurred related to repairs and restoration of service following Hurricane Matthew. Estimated total restoration costs are approximately $60 million. Actual total costs would be trued-up quarterly through 2017. In January 2017, the PSCSC approved the deferral request and issued an accounting order.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

South Carolina Rate Case
On July 1, 2016, Duke Energy Progress filed an application with the PSCSC requesting an average 14.5 percent increase in retail revenues. The requested rate change would increase annual revenues by approximately $79 million, with a rate of return on equity of 10.75 percent. The increase is designed to recover the cost of investment in new generation infrastructure, environmental expenditures including allocated historical ash basin closure costs and increased nuclear operating costs. Duke Energy Progress has requested new rates to be effective January 1, 2017. On October 19, 2016, Duke Energy Progress, the ORS and intervenors entered into a settlement agreement that was filed with the PSCSC on the same day. Terms of the settlement agreement include an approximate $56 million increase in revenues over a two-year period. An increase of approximately $38 million in revenues was effective January 1, 2017, and an additional increase of approximately $18.5 million in revenues will be effective January 1, 2018. Duke Energy Progress will amortize approximately $18.5 million from the cost of removal reserve in 2017. Other settlement terms include a rate of return on equity of 10.1 percent, recovery of coal ash costs incurred from January 1, 2015, through June 30, 2016, over a 15-year period and ongoing deferral of allocated ash basin closure costs from July 1, 2016, until the next base rate case. The settlement also provides that Duke Energy Progress will not seek an increase in rates in South Carolina to occur prior to 2019, with limited exceptions. In December 2016, the PSCSC approved the settlement and issued an approval order.
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
On May 27, 2016, N.C. Waste Awareness and Reduction Network (NC WARN) and The Climate Times filed a notice of appeal from the CPCN order to the N.C. Court of Appeals. On May 31, 2016, Duke Energy Progress filed a motion to dismiss the notice of appeal with the NCUC due to NC WARN's and The Climate Times' failure to post a required appeal bond. After a series of filings, an NCUC order, petitions to the N.C. Court of Appeals and an evidentiary hearing, on July 8, 2016, the NCUC issued an order setting NC WARN's and The Climate Times' appeal bond at $98 million. On July 28, 2016, NC WARN and The Climate Times filed a notice of appeal and exceptions from the NCUC's July 8, 2016, appeal bond order. On August 2, 2016, the NCUC granted Duke Energy Progress' motion to dismiss NC WARN's and The Climate Times' notice of appeal from the CPCN order due to failure to post the requisite bond. On August 18, 2016, NC WARN and The Climate Times filed a petition with the N.C. Court of Appeals seeking appellate review of the NCUC’s CPCN order, the July 8, 2016, appeal bond order and the August 2, 2016, order dismissing their notice of appeal, which the N.C. Court of Appeals denied on September 6, 2016. On September 19, 2016, the NCUC granted Duke Energy Progress' motion to dismiss NC WARN's and The Climate Times' subsequent appeal of the second bond order dated July 28, 2016, and NC WARN's and The Climate Times' subsequent appeal of the CPCN order and dismissal order dated August 18, 2016. On October 17, 2016, NC WARN and The Climate Times filed another petition for review with the N.C. Court of Appeals asking the court to reverse the CPCN order, the second bond order and the dismissal of their first and second notices of appeal as to the CPCN order. On November 3, 2016, the N.C. Court of Appeals denied NC WARN's and The Climate Times' petition for review. All appeals have been concluded.
The carrying value of the 376 MW Asheville coal-fired plant, including associated ash basin closure costs, of $492 million and $548 million are included in Generation facilities to be retired, net on Duke Energy Progress' Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.
Shearon Harris Nuclear Plant Expansion
In 2006, Duke Energy Progress selected a site at Harris to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse AP1000 reactors at Harris, which the NRC docketed for review. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. The NCUC and PSCSC have approved deferral for $48 million of retail costs which are recorded in Regulatory assets on Duke Energy Progress’ Consolidated Balance Sheets. On November 17, 2016, the FERC approved Duke Energy Progress’ rate recovery request filing for the wholesale ratepayers’ share of the abandonment costs, including a debt only return to be recovered through revised formula rates and amortized over a 15-year period beginning May 1, 2014.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Florida
Hines Chiller Uprate Project
On May 20, 2016, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirement for a Chiller Uprate Project (Uprate Project) at the Hines Energy Complex (Hines). Duke Energy Florida proposed to complete the Uprate Project in two phases: Phase one to include work on Hines units 1-3 and common equipment, to be placed in service during October 2016; and Phase two work on Hines Unit 4 to be placed in service during January 2017. The final combined construction cost estimate for both phases of approximately $150 million is below the cost estimate provided during the need determination proceeding. Duke Energy Florida estimated an annual retail revenue requirement for Phase one and Phase two of approximately $17 million and $3 million, respectively. On August 29, 2016, the FPSC approved the Phase one revenue requirement to be effective in customer rates in November 2016. However, Duke Energy Florida made filings with the FPSC in October 2016 to remove the Uprate Project from customer rates because a portion of the common equipment required for either phase to be considered in service was not completed as expected. Duke Energy Florida filed for recovery of the costs associated with the Uprate Project in February 2017. Duke Energy Florida cannot predict the outcome of this matter.
Citrus County Combined Cycle Facility
On October 2, 2014, the FPSC granted Duke Energy Florida a Determination of Need for the construction of a 1,640 MW combined-cycle natural gas plant in Citrus County, Florida. On May 5, 2015, the Florida Department of Environmental Protection approved Duke Energy Florida's Site Certification Application. The project has received all required permits and approvals and construction began in October 2015. The facility is expected to be commercially available in 2018 at an estimated cost of $1.5 billion, including AFUDC.
Purchase of Osprey Energy Center
In December 2014, Duke Energy Florida and Osprey Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine), entered into an Asset Purchase and Sale Agreement for the purchase of a 599 MW combined-cycle natural gas plant in Auburndale, Florida (Osprey Plant acquisition) for approximately $166 million. On August 2, 2016, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirements for the Osprey Plant acquisition to be included in customer bills beginning in February 2017. Duke Energy Florida estimated the retail revenue requirements for the Osprey acquisition to be approximately $48 million. On November 1, 2016, the FPSC approved the petition to include the revenue requirements in base rates. Closing of the acquisition occurred on January 3, 2017.
Duke Energy Florida received a Civil Investigative Demand from the Department of Justice (DOJ) related to alleged violation of the waiting period for the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The DOJ alleged Duke Energy Florida assumed operational control of the Osprey Plant before the waiting period expiration on February 27, 2015. On January 17, 2017, Duke Energy Florida entered into a stipulation agreement to settle with the DOJ for $600,000 without admission of liability. On January 18, 2017, the DOJ filed a complaint and the stipulation in the U.S. District Court for the District of Columbia. The stipulation is subject to court approval. Duke Energy recorded a reserve in the fourth quarter of 2016.
FPSC Settlement Agreements
On February 22, 2012, the FPSC approved a settlement agreement (the 2012 Settlement) among Duke Energy Florida, the Florida OPC and other customer advocates. The 2012 Settlement was to continue through the last billing cycle of December 2016. On October 17, 2013, the FPSC approved a settlement agreement (the 2013 Settlement) between Duke Energy Florida, Florida OPC and other customer advocates. The 2013 Settlement replaces and supplants the 2012 Settlement and substantially resolves issues related to (i) Crystal River Unit 3, (ii) Levy, (iii) Crystal River 1 and 2 coal units and (iv) future generation needs in Florida. Refer to the remaining sections below for further discussion of these settlement agreements.
Crystal River Unit 3
In December 2014, the FPSC approved Duke Energy Florida's decision to construct an independent spent fuel storage installation (ISFSI) for the retired Crystal River Unit 3 nuclear plant and approved Duke Energy Florida's request to defer amortization of the ISFSI pending resolution of litigation against the federal government as a result of the Department of Energy's breach of its obligation to accept spent nuclear fuel. The return rate is based on the currently approved AFUDC rate with a return on equity of 7.35 percent, or 70 percent of the currently approved 10.5 percent. The return rate is subject to change if the return on equity changes in the future. In September 2016, the FPSC approved an amendment to the 2013 Settlement authorizing recovery of the ISFSI through the Capacity Cost Recovery Clause. Through December 31, 2016, Duke Energy Florida has deferred approximately $93 million for recovery associated with building the ISFSI.
The regulatory asset associated with the original Crystal River Unit 3 power uprate project will continue to be recovered through the NCRC over an estimated seven years period that began in 2013 with a remaining uncollected balance of $128 million at December 31, 2016.
Crystal River Unit 3 Regulatory Asset
On May 22, 2015, Duke Energy Florida petitioned the FPSC for approval to include in base rates the revenue requirement for the projected $1.298 billion Crystal River Unit 3 regulatory asset as authorized by the 2013 Revised and Restated Stipulation and Settlement Agreement (2013 Agreement). On September 15, 2015, the FPSC approved Duke Energy Florida's motion for approval of a settlement agreement with intervenors to reduce the value of the projected Crystal River Unit 3 regulatory asset to be recovered to $1.283 billion as of December 31, 2015. An impairment charge of $15 million was recognized in the third quarter of 2015 to adjust the regulatory asset balance.
In June 2015, the governor of Florida signed legislation to allow utilities to issue nuclear asset-recovery bonds to finance the recovery of certain retired nuclear generation assets, with approval of the FPSC. In November 2015, the FPSC issued a financing order approving Duke Energy Florida’s request to issue nuclear asset-recovery bonds to finance its unrecovered regulatory asset related to Crystal River Unit 3 through a wholly owned special purpose entity. Nuclear asset-recovery bonds replace the base rate recovery methodology authorized by the 2013 Agreement and result in a lower rate impact to customers with a recovery period of approximately 20 years.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

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
In connection with this financing, net proceeds to DEFPF of approximately $1,287 million, after underwriting costs, were used to acquire nuclear asset-recovery property from Duke Energy Florida and to pay transaction related expenses. The nuclear asset-recovery property includes the right to impose, bill, collect and adjust a non-bypassable nuclear asset-recovery charge, to be collected on a per kilowatt-hour basis, from all Duke Energy Florida retail customers until the bonds are paid in full. Duke Energy Florida began collecting the nuclear asset-recovery charge on behalf of DEFPF in customer rates in July 2016.
See Notes 6 and 17 for additional information.
Customer Rate Matters
Pursuant to the 2013 Settlement, Duke Energy Florida will maintain base rates at the current level through the last billing period of 2018, subject to the return on equity range of 9.5 percent to 11.5 percent, with exceptions for base rate increases for new generation through 2018, per the provisions of the 2013 Settlement. Duke Energy Florida is not required to file a depreciation study, fossil dismantlement study or nuclear decommissioning study until the earlier of the next rate case filing or March 31, 2019. The 2013 Settlement also provided for a $150 million increase in base revenue effective with the first billing cycle of January 2013. If Duke Energy Florida’s retail base rate earnings fall below the return on equity range, as reported on a FPSC-adjusted or pro forma basis on a monthly earnings surveillance report, it may petition the FPSC to amend its base rates during the term of the 2013 Settlement.
Levy Nuclear Project
On July 28, 2008, Duke Energy Florida applied to the NRC for a COL for two Westinghouse AP1000 reactors at Levy. In 2008, the FPSC granted Duke Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule, together with the associated facilities, including transmission lines and substation facilities. In October 2016, the NRC issued COLs for the proposed Levy Nuclear Plant Units 1 and 2.
On January 28, 2014, Duke Energy Florida terminated the Levy engineering, procurement and construction agreement (EPC). Duke Energy Florida may be required to pay for work performed under the EPC and to bring existing work to an orderly conclusion, including but not limited to costs to demobilize and cancel certain equipment and material orders placed. Duke Energy Florida recorded an exit obligation in 2014 for the termination of the EPC. This liability was recorded within Other in Deferred Credits and Other Liabilities with an offset primarily to Regulatory assets on the Consolidated Balance Sheets. Duke Energy Florida is allowed to recover reasonable and prudent EPC cancellation costs from its retail customers.
The 2012 Settlement provided that Duke Energy Florida include the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. In accordance with the 2013 Settlement, Duke Energy Florida ceased amortization of the wholesale allocation of Levy investments against retail rates.
On October 27, 2014, the FPSC approved Duke Energy Florida rates for 2015 for Levy as filed and consistent with those established in the 2013 Revised and Restated Settlement Agreement. Recovery of the remaining retail portion of the project costs may occur over 5 years from 2013 through 2017. Duke Energy Florida has an ongoing responsibility to demonstrate prudency related to the wind down of the Levy investment and the potential for salvage of Levy assets. As of December 31, 2016, Duke Energy Florida has a net uncollected investment in Levy of approximately $219 million, including AFUDC. Of this amount, $119 million related to land and the COL is included in Net, property, plant and equipment and will be recovered through base rates and $100 million is included in Regulatory assets within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets and will be recovered through the NCRC.
On April 16, 2015, the FPSC approved Duke Energy Florida’s petition to cease collection of the Levy Nuclear Project fixed charge beginning with the first billing cycle in May 2015. On August 18, 2015, the FPSC approved leaving the Levy Nuclear Project portion of the NCRC charge at zero dollars for 2016 and 2017, consistent with the 2013 Settlement. Duke Energy Florida will submit by May 2017 a true-up of Levy Nuclear Project costs or credits to be recovered no earlier than January 2018. To the extent costs become known after May 2017, Duke Energy Florida will petition for recovery at that time.
Crystal River 1 and 2 Coal Units
Duke Energy Florida has evaluated Crystal River 1 and 2 coal units for retirement in order to comply with certain environmental regulations. Based on this evaluation, those units will likely be retired by 2018. Once those units are retired Duke Energy Florida will continue recovery of existing annual depreciation expense through the end of 2020. Beginning in 2021, Duke Energy Florida will be allowed to recover any remaining net book value of the assets from retail customers through the Capacity Cost Recovery Clause. In April 2014, the FPSC approved Duke Energy Florida's petition to allow for the recovery of prudently incurred costs to comply with the Mercury and Air Toxics Standard through the Environmental Cost Recovery Clause.
Duke Energy Ohio
East Bend Coal Ash Basin Filing
On December 2, 2016, Duke Energy Kentucky filed with the KPSC a request for a CPCN for construction projects necessary to close and repurpose an ash basin at the East Bend necessitated by current and proposed EPA regulations. Duke Energy Kentucky is targeting a completion date in fourth quarter 2018 for these projects and estimates a total cost of approximately $93 million. Duke Energy Kentucky has requested an order to be issued by April 30, 2017.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Base Rate Case
In connection with Duke Energy Ohio’s deployment of SmartGrid network, consisting of investments in AMI and distribution automation, a rider was established to recover these investments and return expected savings to customers. A stipulation updating this rider was approved by the PUCO in 2012, whereby Duke Energy Ohio committed to filing a base electric distribution case within one year of full deployment of SmartGrid. On October 22, 2015, PUCO staff concluded that full deployment had occurred thereby, absent relief by the PUCO, Duke Energy Ohio would be required to file a base electric rate case. Pursuant to an order (PUCO order) authorizing a modification in the filing date, Duke Energy Ohio notified the PUCO of its intent to file an electric distribution rate case in Ohio. The base rate case application and supporting testimony will be filed March 2, 2017, and March 16, 2017, respectively. Duke Energy Ohio cannot predict the outcome of this matter.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. The proposed project involves the installation of a natural gas line and is estimated to cost between $86 million and $110 million, excluding AFUDC. On September 13, 2016, Duke Energy Ohio filed with the Ohio Power Siting Board for approval of one of two proposed routes. If approved, construction of the pipeline extension is expected to be completed by 2019.
Advanced Metering Infrastructure
On April 25, 2016, Duke Energy Kentucky filed with the KPSC an application for approval of a CPCN for the construction of AMI. Duke Energy Kentucky anticipates that the estimated $49 million project, if approved, will take about two years to complete. Duke Energy Kentucky also requested approval to establish a regulatory asset of approximately $10 million for the remaining book value of existing meter equipment and inventory that will be replaced. On July 20, 2016, the Kentucky Attorney General, the only intervenor in the proceeding, moved to dismiss the application. Duke Energy Kentucky filed its opposition to the Kentucky Attorney General's motion to dismiss on July 27, 2016. On September 28, 2016, the KPSC denied the Kentucky Attorney General's motion to dismiss and granted Duke Energy Kentucky's motion to file rebuttal testimony. Duke Energy Kentucky and the Kentucky Attorney General entered into a stipulation resolving the matters raised in the application. An evidentiary hearing was held on December 8, 2016. Duke Energy Kentucky cannot predict the outcome of this matter.
Accelerated Natural Gas Service Line Replacement Rider
On January 20, 2015, Duke Energy Ohio filed an application for approval of an accelerated natural gas service line replacement program (ASRP). Under the ASRP, Duke Energy Ohio proposed to replace certain natural gas service lines on an accelerated basis over a 10-year period. Duke Energy Ohio also proposed to complete preliminary survey and investigation work related to natural gas service lines that are customer owned and for which it does not have valid records and, further, to relocate interior natural gas meters to suitable exterior locations where such relocation can be accomplished. Duke Energy Ohio's current projected total capital and operations and maintenance expenditures under the ASRP are approximately $240 million. The filing also sought approval of Rider ASRP to recover related expenditures. Duke Energy Ohio proposed to update Rider ASRP on an annual basis. Intervenors opposed the ASRP, primarily because they believe the program is neither required nor necessary under federal pipeline regulation. On October 26, 2016, the PUCO issued an order denying the proposed ASRP. The PUCO did, however, encourage Duke Energy Ohio to work with the PUCO Staff and intervenors to identify a reasonable solution for the risks attributed to service line leaks caused by corrosion. Duke Energy Ohio filed an application for rehearing of the PUCO decision. In December 2016, the PUCO granted the request for the purpose of further review. Duke Energy Ohio cannot predict the outcome of this matter.
Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. After a comment period, the PUCO approved Duke Energy Ohio’s application, but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed to by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor on July 8, 2015. On January 6, 2016, Duke Energy Ohio and PUCO Staff entered into a stipulation pending PUCO approval, resolving the issues related to, among other things, performance incentives and the PUCO Staff audit of 2013 costs. Based on the stipulation, in December 2015, Duke Energy Ohio re-established approximately $20 million of the revenues that had been reversed in the second quarter. On October 26, 2016, the PUCO issued an order approving the stipulation without modification. Intervenors requested rehearing of the PUCO decision and, in December 2016, the PUCO granted rehearing for the purpose of further review. Duke Energy Ohio cannot predict the outcome of this matter.
2014 Electric Security Plan
In April 2015, the PUCO modified and approved Duke Energy Ohio's proposed electric security plan (ESP), with a three-year term and an effective date of June 1, 2015. The PUCO approved a competitive procurement process for SSO load, a distribution capital investment rider and a tracking mechanism for incremental distribution expenses caused by major storms. The PUCO also approved a placeholder tariff for a price stabilization rider, but denied Duke Energy Ohio's specific request to include Duke Energy Ohio's entitlement to generation from OVEC in the rider at this time; however, the order allows Duke Energy Ohio to submit additional information to request recovery in the future. On May 4, 2015, Duke Energy Ohio filed an application for rehearing requesting the PUCO to modify or amend certain aspects of the order. On May 28, 2015, the PUCO granted all applications for rehearing filed in the case for future consideration. Duke Energy Ohio cannot predict the outcome of the appeals in this matter.
During May and November 2016, Duke Energy Ohio completed two competitive bidding processes with results approved by the PUCO to procure a portion of the supply for its SSO load for the term of the ESP. In 2016, Duke Energy Ohio also issued requests for proposal (RFP) to serve a portion of the load attributed to its customers on the state’s percentage of income payment plan. This RFP was issued consistent with state law enacted in 2016.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

2012 Natural Gas Rate Case/Manufactured Gas Plant Cost Recovery
On November 13, 2013, the PUCO issued an order approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former MGP sites. The PUCO order also authorized Duke Energy Ohio to continue deferring MGP environmental investigation and remediation costs incurred subsequent to 2012 and to submit annual filings to adjust the MGP rider for future costs. Intervening parties appealed this decision to the Ohio Supreme Court and that appeal remains pending. Oral argument is scheduled for February 28, 2017. Incurred and projected investigation and remediation expenses at these MGP sites that have not been collected through the MGP rider are approximately $99 million and are recorded as Regulatory assets on Duke Energy Ohio's Consolidated Balance Sheet as of December 31, 2016. Duke Energy Ohio cannot predict the outcome of this matter.
The PUCO order also contained deadlines for completing the MGP environmental investigation and remediation costs at the MGP sites. For the property known as the East End site, the PUCO order established a deadline of December 31, 2016. The PUCO order authorized Duke Energy Ohio to seek to extend these deadlines due to certain circumstances. On May 16, 2016, Duke Energy Ohio filed an application to extend the deadline for cost recovery applicable to the East End site. In December 2016, the PUCO approved the request, extending the deadline to complete the remediation work until December 31, 2019. In January 2017, intervening parties filed for rehearing of the PUCO's decision. On February 8, 2017, the PUCO denied the rehearing request. As of December 31, 2016, $46 million of the regulatory asset represents future remediation cost expected to be incurred at the East End site. Duke Energy Ohio cannot predict the outcome of this matter.
Regional Transmission Organization Realignment
Duke Energy Ohio, including Duke Energy Kentucky, transferred control of its transmission assets from MISO to PJM Interconnection, LLC (PJM), effective December 31, 2011. The PUCO approved a settlement related to Duke Energy Ohio’s recovery of certain costs of the Regional Transmission Organization (RTO) realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Planning (MTEP) costs, including but not limited to Multi Value Project (MVP) costs, directly or indirectly charged to Ohio customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO. The KPSC also approved a request to effect the RTO realignment, subject to a commitment not to seek double recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.
The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded liability for its exit obligation and share of MTEP costs, excluding MVP, recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on the Consolidated Balance Sheets. The retail portions of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of December 31, 2016 and 2015, $71 million and $72 million are recorded in Regulatory assets on Duke Energy Ohio's Consolidated Balance Sheets, respectively.

		Provisions/	Cash
(in millions)	December 31, 2015	Adjustments	Reductions	December 31, 2016
Duke Energy Ohio	$92	$3	$(5)	$90
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Indiana
Coal Combustion Residual Plan
On March 17, 2016, Duke Energy Indiana filed with the IURC a request for approval of its first group of federally mandated Coal Combustion Residual (CCR) rule compliance projects (Phase I CCR Compliance Projects) to comply with the EPA's CCR rule. The projects in this Phase I filing are CCR compliance projects, including the conversion of Cayuga and Gibson Stations to dry bottom ash handling and related water treatment. Duke Energy Indiana has requested timely recovery of approximately $380 million in retail capital costs and incremental operating and maintenance costs, including AFUDC, under a federal mandate tracker which provides for timely recovery of 80 percent of such costs and deferral with carrying costs of 20 percent of such costs for recovery in a subsequent retail base rate case. On January 24, 2017, Duke Energy Indiana and various Intervenors filed a settlement agreement with the IURC. Terms of the settlement include recovery of 60 percent of the estimated CCR compliance construction project capital costs through existing rider mechanisms and deferral of 40 percent of these costs until Duke Energy Indiana's next general retail rate case. The deferred costs will earn a return based on Duke Energy Indiana's long-term debt rate of 4.73 percent until costs are included in retail rates, at which time the deferred costs will earn a full return. Costs are to be capped at $365 million, plus actual AFUDC. Costs above the cap may be recoverable in the next rate case. Terms of the settlement agreement also require Duke Energy Indiana to perform certain reporting and groundwater monitoring. The settlement is subject to approval by the IURC. An evidentiary hearing was held on February 23, 2017. Duke Energy Indiana cannot predict the outcome of this matter.
Edwardsport Integrated Gasification Combined Cycle Plant
Costs for the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant are recovered from retail electric customers via a tracking mechanism (IGCC rider) with updates filed by Duke Energy Indiana. The IGCC Plant was placed into commercial operation in June 2013.
Duke Energy Indiana and several intervenors agreed upon a settlement (IGCC settlement) in 2015 to resolve disputes related to five IGCC riders (the 11th through 15th) and a subdocket to Duke Energy Indiana's fuel adjustment clause. The settlement agreement resolved disputes related to the determination on whether the IGCC plant was properly declared in-service for ratemaking purposes in June 2013, as well as the operational performance of the plant. The IGCC settlement resulted in customers not being billed for previously incurred plant operating costs of $87.5 million and payments and commitments from Duke Energy Indiana of $5.5 million for attorneys’ fees and consumer programs funding. Duke Energy Indiana recognized pretax impairment and related charges of $93 million in 2015. Additionally, under the IGCC settlement, the recovery of operating and maintenance expenses and ongoing maintenance capital at the plant are subject to certain caps during the years of 2016 and 2017. The IGCC settlement also includes a commitment to either retire or stop burning coal by December 31, 2022, at the Gallagher Station. Pursuant to the IGCC settlement, the in-service date used for accounting and ratemaking will remain as June 2013. Remaining deferred costs will be recovered over eight years and not earn a carrying cost. On August 24, 2016, the IURC approved the settlement in full with no changes or conditions. The order was not appealed and the proceeding is concluded. As of December 31, 2016, deferred costs related to the project are approximately $161 million. Under the IGCC settlement, future IGCC riders will be filed annually, rather than every six months, with the next filing scheduled for first quarter 2017.
The ninth semi-annual IGCC rider order was appealed by various intervenors and the matter was remanded to the IURC for further proceedings and additional findings on a tax in-service issue. On February 2, 2017, the IURC issued an order upholding the original decision, finding that an estimate of impact on customer rates due to the federal income tax in-service determination was reasonable. The intervenors could appeal this order.
FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The latest complaint, filed on February 12, 2015, claims the base rate of return on equity should be reduced to 8.67 percent and requests a consolidation of complaints. The motion to consolidate complaints was denied. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners 0.50 percent adder to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaints. A hearing in the base return on equity proceeding was held in August 2015. On December 22, 2015, the presiding FERC ALJ in the first complaint issued an Initial Decision in which the base rate of return on equity was set at 10.32 percent. On September 28, 2016, the Initial Decision in the first complaint was affirmed by FERC. On June 30, 2016, the presiding FERC ALJ in the second complaint issued an Initial Decision setting the base rate of return on equity at 9.70 percent. The Initial Decision in the second complaint is pending FERC review. Duke Energy Indiana currently believes these matters will not have a material impact on its results of operations, cash flows and financial position.
Grid Infrastructure Improvement Plan
On August 29, 2014, pursuant to a new statute, Duke Energy Indiana filed a seven-year grid infrastructure improvement plan with the IURC with an estimated cost of $1.9 billion, focusing on the reliability, integrity and modernization of the transmission and distribution system. The plan also provided for cost recovery through a transmission and distribution rider (T&D Rider). In May 2015, the IURC denied the original proposal due to an insufficient level of detailed projects and cost estimates in the plan. On December 7, 2015, Duke Energy Indiana filed a revised infrastructure improvement plan with an estimated cost of $1.8 billion in response to guidance from IURC orders and the Indiana Court of Appeals decisions related to this new statute. The revised plan uses a combination of advanced technology and infrastructure upgrades to improve service to customers and provide them with better information about their energy use. It also provides for cost recovery through a T&D Rider. In March 2016, Duke Energy Indiana entered into a settlement with all parties to the proceeding except the Citizens Action Coalition of Indiana, Inc. The settlement agreement decreased the capital expenditures eligible for timely recovery of costs in the seven-year plan to approximately $1.4 billion, including the removal of an AMI project. Under the settlement, the return on equity to be used in the T&D Rider is 10 percent. The IURC approved the settlement and issued a final order on June 29, 2016. The order was not appealed and the proceeding is concluded.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The settlement also provided for deferral accounting for depreciation and post-in-service carrying costs for AMI projects outside the seven-year plan. Duke Energy Indiana withdrew its request for a regulatory asset for current meters and will retain any savings associated with future AMI installation until the next retail base rate case, which is required to be filed prior to the end of the seven-year plan. In 2016, Duke Energy Indiana decided to implement the AMI project. This decision resulted in a pretax impairment charge related to existing or non-AMI meters of approximately $8 million, based in part on Duke Energy Indiana's intent to file a base rate case in 2022 under the approved T&D Rider plan. At December 31, 2016, Duke Energy Indiana's remaining net book value of non-AMI meters is approximately $46 million which will be depreciated through 2022. In the event that Duke Energy Indiana was to file a base rate case earlier than 2022, it may incur additional impairment charges.
Other Regulatory Matters
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and Southern Company Gas, formerly AGL Resources Inc., announced the formation of ACP to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline is designed to meet the needs identified in RFPs by Duke Energy Carolinas, Duke Energy Progress and Piedmont. The ACP pipeline development costs are estimated between $5.0 billion to $5.5 billion. Dominion will build and operate the ACP pipeline. Originally, Dominion held a 45 percent membership interest in ACP, Duke Energy held a 40 percent interest, Piedmont held a 10 percent interest and Southern Company Gas held a 5 percent interest. On October 3, 2016, Duke Energy and Piedmont completed a merger transaction that resulted in Piedmont becoming a wholly owned subsidiary of Duke Energy. In connection with this transaction, and pursuant to terms of the ACP partnership agreement, Piedmont transferred 3 percent of its membership interest in ACP to Dominion in exchange for approximately $14 million. As a result of this transfer, Dominion maintains a leading ownership percentage in ACP of 48 percent and Duke Energy owns a 47 percent interest through its Gas Utilities and Infrastructure segment. Southern Company Gas maintains a 5 percent interest. See Note 2 for additional information related to Duke Energy's acquisition of Piedmont.
Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. In October 2014, the NCUC and PSCSC approved the Duke Energy Carolinas and Duke Energy Progress requests to enter into certain affiliate agreements, pay compensation to ACP and to grant a waiver of certain Code of Conduct provisions relating to contractual and jurisdictional matters. On September 18, 2015, ACP filed an application with the FERC requesting a CPCN authorizing ACP to construct the pipeline. In December 2016, FERC issued a preliminary Environmental Impact Statement (EIS) indicating that the proposed pipeline would not cause significant harm to the environment or protected populations. The final EIS is expected by June 30, 2017. FERC approval of the application is expected within 90 days of the issuance of the final EIS. Construction is projected to begin once FERC approval is received with a targeted in-service date in the second half of 2019. ACP executed a construction agreement in September 2016 and is working with various agencies to develop the final pipeline route. ACP also requested approval of an open access tariff and the precedent agreements it entered into with future pipeline customers, including Duke Energy Carolinas and Duke Energy Progress. See Notes 12 and 17 for additional information.
Sabal Trail Transmission Pipeline
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest in Sabal Trail Transmission, LLC (Sabal Trail) from Spectra Energy Partners, LP, a master limited partnership, formed by Spectra Energy Corp. Spectra Energy Partners, LP holds a 50 percent ownership interest in Sabal Trail and NextEra Energy has a 42.5 percent ownership interest. Sabal Trail is a joint venture that is constructing a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida. Total estimated project costs are approximately $3.2 billion. The Sabal Trail pipeline will traverse Alabama, Georgia and Florida. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the pipeline. The Sabal Trail pipeline has received regulatory approvals and initiated construction of the pipeline with an expected in-service date in mid-2017. See Notes 12 and 17 for additional information.
Constitution Pipeline
Duke Energy owns a 24 percent ownership interest in Constitution Pipeline Company, LLC (Constitution) through a wholly owned subsidiary of Piedmont. Constitution is a natural gas pipeline project slated to transport natural gas supplies from the Marcellus supply region in northern Pennsylvania to major northeastern markets. The pipeline will be constructed and operated by Williams Partners L.P. which has a 41 percent ownership share. The remaining interest is held by Cabot Oil and Gas Corporation and WGL Holdings, Inc.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed legal actions in the U.S. District Court for the Northern District of New York and in the U.S. Court of Appeals for the Second Circuit (U.S. Court of Appeals) challenging the legality and appropriateness of the NYSDEC’s decision. Both courts granted Constitution's motions to expedite the schedules for the legal actions. On November 16, 2016, oral arguments were heard in the U.S. Court of Appeals.
Constitution remains steadfastly committed to pursuing the project and intends to pursue all available options to challenge the NYSDEC's decision. In light of the denial of the certification, Constitution revised its target in-service date of the project to be as early as the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded.
In July 2016, Constitution requested and the FERC approved an extension of the construction period and in-service deadline of the project to December 2018. Also in July, the FERC denied the New York Attorney General's (NYAG) complaint and request for a stay of the certificate order authorizing the project on the grounds that Constitution had improperly cut trees along the proposed route. The FERC found the complaint procedurally deficient and that there was no justification for a stay; it did find the filing constituted a valid request for investigation and thus referred the matter to FERC staff for further examination as may be appropriate. On November 22, 2016, the FERC denied the NYAG's request for reconsideration of this order.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Since April 2016, with the actions of the NYSDEC, Constitution stopped construction and discontinued capitalization of future development costs until the project's uncertainty is resolved. As a result, Duke Energy evaluated the investment in the Constitution project for OTTIs. At this time, no OTTI has been determined and therefore no impairment charge to reduce the carrying value of the investment has been recorded. However, to the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is not viable or does not go forward as legal and regulatory actions progress, the conclusions with respect to OTTIs could change and may require that an impairment charge of up to the recorded investment in the project, net of any cash and working capital returned, be recorded. Duke Energy will continue to monitor and update the OTTI analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.
Pending the outcome of the matters described above, and when construction proceeds, Duke Energy remains committed to fund an amount in proportion to its ownership interest for the development and construction of the new pipeline. Duke Energy's total anticipated contributions are approximately $229 million. See Notes 12 and 17 for additional information.
Progress Energy Merger FERC Mitigation
In June 2012, the FERC approved the merger with Progress Energy, including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff. The revised market power mitigation plan provided for the acceleration of one transmission project and the completion of seven other transmission projects (Long-Term FERC Mitigation) and interim firm power sale agreements during the completion of the transmission projects (Interim FERC Mitigation). The Long-Term FERC Mitigation was expected to increase power imported into the Duke Energy Carolinas and Duke Energy Progress service areas and enhance competitive power supply options in the service areas. All of these projects were completed in or before 2014. On May 30, 2014, the Independent Monitor filed with FERC a final report stating that the Long-Term FERC Mitigation is complete. In 2014, Duke Energy Progress recorded an $18 million partial reversal of an impairment recorded in 2012. This reversal adjusts the initial disallowance from the Long-Term FERC mitigation and reflects updated information on the construction costs and in-service dates of the transmission projects.
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
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in Florida and Indiana earlier than their current estimated useful lives primarily because facilities do not have the requisite emission control equipment to meet EPA regulations recently approved or proposed.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2016 and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$168
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2	873	120
Duke Energy Indiana(b)
Gallagher Units 2 and 4(c)	280	136
Total Duke Energy	1,738	$424

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Indiana retired Wabash River Units 2 through 6 in 2016.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the settlement of Edwardsport IGCC matters.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

On October 23, 2015, the EPA published in the Federal Register the final Clean Power Plan (CPP) rule regulating carbon dioxide (CO2) emissions from existing fossil fuel-fired electric generating units (EGUs). The CPP establishes CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired EGUs. Petitions challenging the final CPP have been filed by several groups and on February 9, 2016, the U.S. Supreme Court issued a stay of the final CPP rule, halting implementation until legal challenges are resolved. States in which the Duke Energy Registrants operate have suspended work on CPP compliance plans as a result of the stay. The court is expected to decide the case in early 2017. Compliance with CPP could cause the industry to replace coal-fired generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, which may result in the retirement of coal-fired generation plants earlier than the current end of useful lives. Duke Energy continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured.
Refer to the "Western Carolinas Modernization Plan" discussion above for details of Duke Energy Progress' planned retirements.
5. COMMITMENTS AND CONTINGENCIES
INSURANCE
General Insurance
The Duke Energy Registrants have insurance and reinsurance coverage either directly or through indemnification from Duke Energy’s captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. The Duke Energy Registrants’ coverage includes (i) commercial general liability coverage for liabilities arising to third parties for bodily injury and property damage; (ii) workers’ compensation; (iii) automobile liability coverage; and (iv) property coverage for all real and personal property damage. Real and personal property damage coverage excludes electric transmission and distribution lines, but includes damages arising from boiler and machinery breakdowns, earthquakes, flood damage and extra expense, but not outage or replacement power coverage. All coverage is subject to certain deductibles or retentions, sublimits, exclusions, terms and conditions common for companies with similar types of operations. The Duke Energy Registrants self-insure their electric transmission and distribution lines against loss due to storm damage and other natural disasters. As discussed further in Note 4, Duke Energy Florida maintains a storm damage reserve and has a regulatory mechanism to recover the cost of named storms on an expedited basis.
The cost of the Duke Energy Registrants’ coverage can fluctuate from year to year reflecting claims history and conditions of the insurance and reinsurance markets.
In the event of a loss, terms and amounts of insurance and reinsurance available might not be adequate to cover claims and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material effect on the Duke Energy Registrants’ results of operations, cash flows or financial position. Each company is responsible to the extent losses may be excluded or exceed limits of the coverage available.
Nuclear Insurance
Duke Energy Carolinas owns and operates the McGuire Nuclear Station (McGuire) and the Oconee Nuclear Station (Oconee) and operates and has a partial ownership interest in the Catawba Nuclear Station (Catawba). McGuire and Catawba each have two reactors. Oconee has three reactors. The other joint owners of Catawba reimburse Duke Energy Carolinas for certain expenses associated with nuclear insurance per the Catawba joint owner agreements.
Duke Energy Progress owns and operates the Robinson Nuclear Plant (Robinson), Brunswick and Harris. Robinson and Harris each have one reactor. Brunswick has two reactors.
Duke Energy Florida owns Crystal River Unit 3, which has been retired.
In the event of a loss, terms and amounts of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material effect on Duke Energy Carolinas’, Duke Energy Progress’ and Duke Energy Florida’s results of operations, cash flows or financial position. Each company is responsible to the extent losses may be excluded or exceed limits of the coverage available.
Nuclear Liability Coverage
The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is approximately $13.4 billion, is subject to change every five years for inflation and for the number of licensed reactors. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The United States Congress could impose revenue-raising measures on the nuclear industry to pay claims.
Primary Liability Insurance
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which was $375 million per station. For incidents after January 1, 2017, this primary nuclear liability insurance limit increased to $450 million per station.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Excess Liability Program
This program provides $13 billion of coverage per incident through the Price-Anderson Act’s mandatory industrywide excess secondary financial protection program of risk pooling. This amount is the product of potential cumulative retrospective premium assessments of $127 million times the current 102 licensed commercial nuclear reactors in the U.S. Under this program, licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. Retrospective premiums may be assessed at a rate not to exceed $19 million per year per licensed reactor for each incident. The assessment may be subject to state premium taxes.
Nuclear Property and Accidental Outage Coverage
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are members of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, which provides "all risk" property damage, decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. Additionally, NEIL provides some replacement power cost insurance for each station for losses in the event of a major accidental outage at an insured nuclear station. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium or other means of assurance. The companies are required each year to report to the NRC the current levels and sources of insurance that demonstrate it possesses sufficient financial resources to stabilize and decontaminate its reactors and reactor station sites in the event of an accident.
Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after a qualifying accident and second, to decontaminate the plant before any proceeds can be used for decommissioning, plant repair or restoration.
Losses resulting from acts of terrorism are covered as common occurrences, such that if terrorist acts occur against one or more commercial nuclear power plants insured by NEIL within a 12-month period, they would be treated as one event and the owners of the plants where the act occurred would share one full limit of liability. The full limit of liability is currently $3.2 billion. NEIL sublimits the total aggregate for all of their policies for non-nuclear terrorist events to approximately $1.83 billion.
Each nuclear facility has accident property damage, decontamination and premature decommissioning liability insurance from NEIL with limits of $1.5 billion, except for Crystal River Unit 3. Crystal River Unit 3’s limit is $50 million and is on an actual cash value basis. All nuclear facilities except for Catawba and Crystal River Unit 3 also share an additional $1.25 billion nuclear accident insurance limit above their dedicated underlying limit. This shared additional excess limit is not subject to reinstatement in the event of a loss. Catawba has a dedicated $1.25 billion of additional nuclear accident insurance limit above its dedicated underlying limit. Catawba and Oconee also have an additional $750 million of non-nuclear accident property damage limit. All coverages are subject to sublimits and significant deductibles.
NEIL’s Accidental Outage policy provides some replacement power cost insurance for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100 percent of the available weekly limits for 52 weeks and 80 percent of the available weekly limits for the next 110 weeks. Coverage is provided until these available weekly periods are met where the accidental outage policy limit will not exceed $490 million for McGuire, Catawba, Brunswick and Harris, $464 million for Oconee and $404 million for Robinson. NEIL sublimits the accidental outage recovery to the first 104 weeks of coverage not to exceed $328 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. All coverages are subject to sublimits and significant deductibles.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. NEIL has never exercised this assessment. The maximum aggregate annual retrospective premium obligations for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are $164 million, $104 million and $1 million, respectively. Duke Energy Carolinas' maximum assessment amount includes 100 percent of potential obligations to NEIL for jointly owned reactors. Duke Energy Carolinas would seek reimbursement from the joint owners for their portion of these assessment amounts.
ENVIRONMENTAL
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Duke Energy Registrants. The following environmental matters impact all of the Duke Energy Registrants.
Remediation Activities
In addition to the ARO recorded as a result of various environmental regulations, discussed in Note 9, the Duke Energy Registrants are responsible for environmental remediation at various sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based upon site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for environmental impacts caused by other potentially responsible parties and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined at all sites. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at December 31, 2013	$74	$11	$27	$8	$19	$27	$7
Provisions/adjustments	32	(1)	1	4	(3)	28	4
Cash reductions	(14)	—	(11)	(7)	(4)	(1)	(1)
Balance at December 31, 2014	92	10	17	5	12	54	10
Provisions/adjustments	11	1	4	—	4	1	5
Cash reductions	(9)	(1)	(4)	(2)	(2)	(1)	(3)
Balance at December 31, 2015	94	10	17	3	14	54	12
Provisions/adjustments	19	4	7	2	4	7	1
Cash reductions	(15)	(4)	(6)	(2)	(4)	(2)	(3)
Balance at December 31, 2016	$98	$10	$18	$3	$14	$59	$10
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$69
Duke Energy Carolinas	22
Duke Energy Ohio	36
Duke Energy Indiana	7
North Carolina and South Carolina Ash Basins
In February 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River Steam Station caused a release of ash basin water and ash into the Dan River. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river. In July 2014, Duke Energy completed remediation work identified by the EPA and continues to cooperate with the EPA's civil enforcement process. Future costs related to the Dan River release, including future state or federal civil enforcement proceedings, future regulatory directives, natural resources damages, future claims or litigation and long-term environmental impact costs, cannot be reasonably estimated at this time.
The North Carolina Department of Environmental Quality (NCDEQ) has historically assessed Duke Energy Carolinas and Duke Energy Progress with Notice of Violations (NOV) for violations that were most often resolved through satisfactory corrective actions and minor, if any, fines or penalties. Subsequent to the Dan River ash release, Duke Energy Carolinas and Duke Energy Progress have been served with a higher level of NOVs, including assessed penalties for violations at L.V. Sutton Combined Cycle Plant (Sutton) and Dan River Steam Station. Duke Energy Carolinas and Duke Energy Progress cannot predict whether the NCDEQ will assess future penalties related to existing unresolved NOVs and if such penalties would be material. See "NCDEQ Notices of Violation" section below for additional discussion.
LITIGATION
Duke Energy
Duke Energy no longer has exposure to litigation matters related to the International Energy Disposal Group as a result of the divestiture of the business in December 2016. See Note 2 for additional information related to the sale of International Energy.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On January 21, 2015, the Duke Energy Defendants filed a Motion to Stay and an alternative Motion to Dismiss. On August 31, 2015, the court issued an order staying the case which was lifted on March 24, 2016. On April 22, 2016, plaintiffs filed an Amended Verified Consolidated Shareholder Derivative Complaint (Amended Complaint) making the same allegations as in the Consolidated Complaint. The Duke Energy Defendants filed a motion to dismiss the Amended Complaint on June 21, 2016. On December 14, 2016, the Delaware Chancery Court entered an order dismissing the Amended Complaint. Plaintiffs filed an appeal to the Delaware Supreme Court on January 9, 2017. Opening briefs were due by February 24, 2017, and a date for oral argument has not been set.
On March 5, 2015, shareholder Judy Mesirov filed a shareholder derivative complaint (Mesirov Complaint) in North Carolina state court. The lawsuit, styled Mesirov v. Good, was similar to the consolidated derivative action pending in Delaware Chancery Court and was filed against the same current directors and former directors and officers as the Delaware litigation. Duke Energy Corporation, Duke Energy Progress and Duke Energy Carolinas were named as nominal defendants. The Mesirov Complaint alleged that the Duke Energy Board of Directors was aware of Clean Water Act (CWA) compliance issues and failures to maintain structures in ash basins, but that the Board of Directors did not require Duke Energy Carolinas and Duke Energy Progress to take action to remedy deficiencies. The Mesirov Complaint further alleged that the Board of Directors sanctioned activities to avoid compliance with the law by allowing improper influence of the NCDEQ to minimize regulation and by opposing previously anticipated citizen suit litigation. The Mesirov Complaint sought corporate governance reforms and damages relating to costs associated with the Dan River release, remediation of ash basins that are out of compliance with the CWA and defending and payment of fines, penalties and settlements relating to criminal and civil investigations and lawsuits. On July 5, 2016, the plaintiff filed a Notice of Voluntary Dismissal Without Prejudice, closing this matter.
In addition to the above derivative complaints, in 2014, Duke Energy received two shareholder litigation demand letters. The letters alleged that the members of the Board of Directors and certain officers breached their fiduciary duties by allowing the company to illegally dispose of and store coal ash pollutants. One of the letters also alleged a breach of fiduciary duty in the decision-making relating to the leadership changes following the close of the Progress Energy merger in July 2012.
By letter dated September 4, 2015, attorneys for the shareholders were informed that, on the recommendation of the Demand Review Committee formed to consider such matters, the Board of Directors concluded not to pursue potential claims against individuals. One of the shareholders, Mitchell Pinsly, sent a formal demand for records and Duke Energy has responded to this request.
On October 30, 2015, shareholder Saul Bresalier filed a shareholder derivative complaint (Bresalier Complaint) in the U.S. District Court for the District of Delaware. The lawsuit alleges that several current and former Duke Energy officers and directors (Bresalier Defendants) breached their fiduciary duties in connection with coal ash environmental issues, the post-merger change in Chief Executive Officer (CEO) and oversight of political contributions. Duke Energy is named as a nominal defendant. The Bresalier Complaint contends that the Demand Review Committee failed to appropriately consider the shareholder’s earlier demand for litigation and improperly decided not to pursue claims against the Bresalier Defendants. The Bresalier Defendants filed a Motion to Dismiss the Bresalier litigation on January 15, 2016. In lieu of a response to the Motion to Dismiss, the plaintiff filed a Motion to Convert the Bresalier Defendants' Motion to Dismiss into a Motion for Summary Judgment and also for limited discovery. Following a hearing on June 15, 2016, the court denied the plaintiff's Motion to Convert and is requiring the parties to complete briefing on the Bresalier Defendants' Motion to Dismiss. On July 29, 2016, the Bresalier Defendants filed an Amended Motion to Dismiss. Oral argument on the Amended Motion to Dismiss was heard on December 20, 2016. As discussed below, an agreement-in-principle has been reached to settle the merger related claims in the Bresalier Complaint.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.
Progress Energy Merger Shareholder Litigation
Duke Energy, the 11 members of the Board of Directors who were also members of the pre-merger Board of Directors (Legacy Duke Energy Directors) and certain Duke Energy officers were defendants in a purported securities class action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidated three lawsuits originally filed in July 2012. The plaintiffs alleged federal Securities Act of 1933 and Securities Exchange Act of 1934 (Exchange Act) claims based on allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in CEO. On August 15, 2014, the parties reached an agreement in principle to settle the litigation. On March 10, 2015, the parties filed a Stipulation of Settlement and a Motion for Preliminary Approval of the Settlement. Under the terms of the agreement, Duke Energy agreed to pay $146 million to settle the claim. On April 22, 2015, Duke Energy made a payment of $25 million into the settlement escrow account. The remainder of $121 million was paid by insurers into the settlement escrow account. The final order approving the settlement was issued on November 2, 2015, thus closing the matter.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The Legacy Duke Energy Directors have reached an agreement-in-principle to settle the Merger Chancery Litigation, conditioned on dismissal as well, of the Tansey v. Rogers, et al case and the merger related claims in the Bresalier Complaint discussed above, for a total of $27 million. The entire settlement amount is to be funded by insurance. The settlement amount, less court-approved attorney fees, will be payable to Duke Energy. The settlement is subject to the execution of definitive settlement documents and court approval.
Price Reporting Cases
Duke Energy Trading and Marketing, LLC (DETM), a non-operating Duke Energy affiliate, was a defendant, along with numerous other energy companies, in four class-action lawsuits and a fifth single-plaintiff lawsuit in a consolidated federal court proceeding in Nevada. Each of these lawsuits contained similar claims that defendants allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs sought damages in unspecified amounts. In February 2016, DETM reached agreements in principle to settle all of the pending lawsuits. Settlement of the single-plaintiff settlement was finalized and paid in March 2016. The proposed settlement of the class-action lawsuits was submitted to the Court and preliminarily approved on January 26, 2017. The Court will consider final approval of the class settlement following notice to the class members. The settlement amounts are not material to Duke Energy.
Duke Energy Carolinas and Duke Energy Progress
NCDEQ Notice of Violation
In August 2014, NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' Sutton Plant. On March 10, 2015, NCDEQ issued a civil penalty of approximately $25 million to Duke Energy Progress for environmental damages related to alleged groundwater contamination at the Sutton Plant. On April 9, 2015, Duke Energy Progress filed a Petition for Contested Case hearing in the Office of Administrative Hearings. In February 2015, NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' Asheville Plant. Duke Energy Progress responded to NCDEQ regarding this NOV.
On September 29, 2015, Duke Energy Progress and Duke Energy Carolinas entered into a settlement agreement with NCDEQ resolving all former, current and future groundwater penalties at all Duke Energy Carolinas and Duke Energy Progress coal facilities in North Carolina. Under the agreement, Duke Energy Progress paid approximately $6 million and Duke Energy Carolinas paid approximately $1 million. In addition to these payments, Duke Energy Progress and Duke Energy Carolinas will accelerate remediation actions at the Sutton, Asheville, Belews Creek and H.F. Lee plants. The court entered a consent order resolving the contested case relating to the Sutton Plant and NCDEQ rescinded the NOVs relating to alleged groundwater violations at both the Sutton and Asheville plants.
On October 13, 2015, the Southern Environmental Law Center (SELC), representing multiple conservation groups, filed a lawsuit in North Carolina Superior Court seeking judicial review of the order approving the settlement agreement with NCDEQ. The conservation groups contend that the ALJ exceeded his statutory authority in approving a settlement that provided for past, present and future resolution of groundwater issues at facilities which were not at issue in the penalty appeal. On December 18, 2015, Duke Energy Carolinas and Duke Energy Progress filed a Motion to Dismiss the complaint. On February 12, 2016, the ALJ entered a new order clarifying that the dismissal of the contested case only applied to the specific issues before the ALJ in the Petition for Contested Case. On March 10, 2016, the court dismissed the SELC lawsuit based on the ALJ's entry of the new order.
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
On July 10, 2015, Duke Energy Carolinas and Duke Energy Progress filed two Motions for Partial Summary Judgment in the case on the basis that there is no longer either a genuine controversy or disputed material facts about the relief for seven of the 14 North Carolina plants with coal ash basins. On September 14, 2015, the court granted the Motions for Partial Summary Judgment pending court approval of the terms through an order. On April 4, 2016, the court issued an order granting Duke Energy Progress' Motion for Partial Summary Judgment for cases involving the H.F. Lee, Cape Fear and Weatherspoon plants. On June 1, 2016, the court issued an order granting Duke Energy Carolinas' and Duke Energy Progress' Motion for Partial Summary Judgment for cases involving the Asheville, Dan River, Riverbend and Sutton plants. The litigation is concluded for these seven plants. Litigation continues for the remaining seven plants. In response to a motion for partial summary judgment on the groundwater claims filed by the environmental groups, on October 17, 2016, Duke Energy Carolinas and Duke Energy Progress filed a cross-motion for partial summary judgment on the groundwater claims. On February 13, 2017, the court issued an order denying both the environmental groups' motion for partial summary judgment and Duke Energy Carolinas and Duke Energy Progress' cross-motion for partial summary judgment.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

It is not possible to predict any liability or estimate any damages Duke Energy Carolinas or Duke Energy Progress might incur in connection with these matters.
Federal Citizens Suits
On June 13, 2016, the Roanoke River Basin Association filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. On August 19, 2016, Duke Energy Progress filed a Motion to Dismiss the complaint and a decision is pending. It is not possible to predict whether Duke Energy Progress will incur any liability or to estimate the damages, if any, they might incur in connection with this matter.
Five previously filed cases involving the Riverbend, Cape Fear, H.F. Lee, Sutton and Buck plants have been dismissed or settled during 2016.
North Carolina Ash Basin Grand Jury Investigation
As a result of the Dan River ash basin water release discussed above, NCDEQ issued a NOV and Recommendation of Assessment of Civil Penalties with respect to this matter on February 28, 2014, which the company responded to on March 13, 2014. Duke Energy and certain Duke Energy employees received subpoenas issued by the United States Attorney for the Eastern District of North Carolina in connection with a criminal investigation related to all 14 of the North Carolina facilities with ash basins and the nature of Duke Energy's contacts with NCDEQ with respect to those facilities. This was a multidistrict investigation that also involves state law enforcement authorities.
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
Under the Plea Agreements, DEBS and Duke Energy Progress pleaded guilty to four misdemeanor CWA violations related to violations at Duke Energy Progress’ H.F. Lee Steam Electric Plant, Cape Fear Steam Electric Plant and Asheville Steam Electric Generating Plant. Duke Energy Carolinas and DEBS pleaded guilty to five misdemeanor CWA violations related to violations at Duke Energy Carolinas’ Dan River Steam Station and Riverbend Steam Station. DEBS, Duke Energy Carolinas and Duke Energy Progress also agreed (i) to a five-year probation period, (ii) to pay a total of approximately $68 million in fines and restitution and $34 million for community service and mitigation (the Payments), (iii) to fund and establish environmental compliance plans subject to the oversight of a court-appointed monitor in addition to certain other conditions set out in the Plea Agreements. Duke Energy Carolinas and Duke Energy Progress also agree to each maintain $250 million under their Master Credit Facility as security to meet their obligations under the Plea Agreements. Payments under the Plea Agreements will be borne by shareholders and are not tax deductible. Duke Energy Corporation has agreed to issue a guarantee of all payments and performance due from DEBS, Duke Energy Carolinas and Duke Energy Progress, including but not limited to payments for fines, restitution, community service, mitigation and the funding of, and obligations under, the environmental compliance plans. As a result of the Plea Agreements, Duke Energy Carolinas and Duke Energy Progress recognized charges of $72 million and $30 million, respectively, in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income during 2014. Payment of the amounts relating to fines and restitution were made between May and July 2015. The Plea Agreements do not cover pending civil claims related to the Dan River coal ash release and operations at other North Carolina coal plants.
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
Potential Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from the NCDEQ advising them not to drink water from the private wells on their land tested by the NCDEQ as the samples were found to have certain substances at levels higher than the criteria set by the North Carolina Department of Health and Human Services (DHHS). The criteria, in some cases, are considerably more stringent than federal drinking water standards established to protect human health and welfare. The North Carolina Coal Ash Management Act of 2014, as amended, (Coal Ash Act) requires additional groundwater monitoring and assessments for each of the 14 coal-fired plants in North Carolina, including sampling of private water supply wells. The data gathered through these Comprehensive Site Assessments (CSAs) will be used by NCDEQ to determine whether the water quality of these private water supply wells has been adversely impacted by the ash basins. Duke Energy has submitted CSAs documenting the results of extensive groundwater monitoring around coal ash basins at all 14 of the plants with coal ash basins. Generally, the data gathered through the installation of new monitoring wells and soil and water samples across the state have been consistent with historical data provided to state regulators over many years. The DHHS and NCDEQ sent follow-up letters on October 15, 2015, to residents near coal ash basins who have had their wells tested, stating that private well samplings at a considerable distance from coal ash basins, as well as some municipal water supplies, contain similar levels of vanadium and hexavalent chromium which leads investigators to believe these constituents are naturally occurring. In March 2016, DHHS rescinded the advisories.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas and Duke Energy Progress have received formal demand letters from residents near Duke Energy Carolinas' and Duke Energy Progress' coal ash basins. The residents claim damages for nuisance and diminution in property value, among other things. The parties held three days of mediation discussions which ended at impasse. On January 6, 2017, Duke Energy Carolinas and Duke Energy Progress received the plaintiffs' notice of their intent to file suits should the matter not settle. The NCDEQ preliminarily approved Duke Energy’s permanent water solution plans on January 13, 2017, and as a result shortly thereafter, Duke Energy issued a press release, providing additional details regarding the homeowner compensation package. This package consists of three components: (i) a $5,000 goodwill payment to each eligible well owner to support the transition to a new water supply, (ii) where a public water supply is available and selected by the eligible well owner, a stipend to cover 25 years of water bills and (iii) the Property Value Protection Plan. The Property Value Protection Plan is a program offered by Duke Energy designed to guarantee eligible plant neighbors the fair market value of their residential property should they decide to sell their property during the time which the plan is offered. Duke Energy Carolinas and Duke Energy Progress recognized charges of $18 million and $4 million, respectively, in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income in December 2016.
It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with claims which might be made by these residents.
Duke Energy Carolinas
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of December 31, 2016, there were 121 asserted claims for non-malignant cases with the cumulative relief sought of up to $32 million and 58 asserted claims for malignant cases with the cumulative relief sought of up to $16 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $512 million and $536 million at December 31, 2016 and 2015, respectively. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2036, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2036 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $814 million in excess of the self-insured retention. Receivables for insurance recoveries were $587 million and $599 million at December 31, 2016 and 2015, respectively. These amounts are classified in Other within Investments and Other Assets and Receivables on the Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On October 16, 2014, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage. Duke Energy Progress and Duke Energy Florida asserted damages for the period January 1, 2011 through December 31, 2013, of $48 million and $25 million, respectively. Claims for all periods prior to 2011 have been resolved. Additional claims are likely to be filed after the current litigation is resolved. Trial has been set for June 2017. Duke Energy Progress and Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Florida
Class Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal. Duke Energy Florida cannot predict the outcome of this appeal.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

On March 31, 2014, Westinghouse filed a lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania. The Pennsylvania lawsuit alleged damages under the EPC in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee.
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. On July 11, 2016, Duke Energy Florida and Westinghouse filed separate Motions for Summary Judgment. On September 29, 2016, the court issued its ruling on the parties' respective Motions for Summary Judgment, ruling in favor of Westinghouse on a $30 million termination fee claim and dismissing Duke Energy Florida's $54 million refund claim, but stating that Duke Energy Florida could use the refund claim to offset any damages for termination costs. Westinghouse's claim for termination costs was unaffected by this ruling and continued to trial. At trial, Westinghouse reduced its claim for termination costs from $482 million to $424 million.
Following a trial on the matter, the court issued its final order in December 2016 denying Westinghouse’s claim for termination costs and re-affirming its earlier ruling in favor of Westinghouse on the $30 million termination fee and Duke Energy Florida’s refund claim. Judgment was entered against Duke Energy Florida in the amount of approximately $34 million, which includes pre-judgment interest. Westinghouse has appealed the trial court's order and Duke Energy Florida has cross-appealed.
It is not possible to predict the ultimate outcome of the appeal of the trial court's order. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
MGP Cost Recovery Action
On December 30, 2011, Duke Energy Florida filed a lawsuit against FirstEnergy Corp. (FirstEnergy) to recover investigation and remediation costs incurred by Duke Energy Florida in connection with the restoration of two former MGP sites in Florida. Duke Energy Florida alleged that FirstEnergy, as the successor to Associated Gas & Electric Co., owes past and future contribution and response costs of up to $43 million for the investigation and remediation of MGP sites. On December 6, 2016, the trial court entered judgment against Duke Energy Florida in the case. In January 2017, Duke Energy Florida appealed the decision to the U.S. Court of Appeals for the 6th Circuit. Duke Energy Florida cannot predict the outcome of this appeal.
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
During 2015, the parties received preliminary court approval of a settlement agreement. Duke Energy Ohio recorded a litigation settlement reserve of $81 million classified in Other within Current Liabilities on the Consolidated Balance Sheet at December 31, 2015. Duke Energy Ohio also recognized a pretax charge of $81 million in (Loss) Income From Discontinued Operations, net of tax in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2015. The settlement agreement was approved at a federal court hearing on April 19, 2016. Distribution of the settlement checks was approved by the court in January 2017. See Note 2 for further discussion on the Midwest Generation Exit.
W.C. Beckjord Fuel Release
On August 18, 2014, approximately 9,000 gallons of fuel oil were inadvertently discharged into the Ohio River during a fuel oil transfer at the W.C. Beckjord generating station. The Ohio Environmental Protection Agency issued a NOV related to the discharge. On November 22, 2016, Duke Energy Ohio entered into a plea agreement with the U.S. Attorney for the Southern District of Ohio. Terms of the agreement include a misdemeanor violation of the CWA, a fine of $1 million and a $100 thousand contribution to the Foundation for Ohio River Education, which were paid in fourth quarter 2016. Duke Energy Ohio has also reimbursed government and private entities for approximately $1 million of costs incurred as a result of the fuel release.
Duke Energy Indiana
Benton County Wind Farm Dispute
On December 16, 2013, Benton County Wind Farm LLC (BCWF) filed a lawsuit against Duke Energy Indiana seeking damages for past generation losses totaling approximately $16 million alleging Duke Energy Indiana violated its obligations under a 2006 PPA by refusing to offer electricity to the market at negative prices. Damage claims continue to increase during times that BCWF is not dispatched. Under 2013 revised MISO market rules, Duke Energy Indiana is required to make a price offer to MISO for the power it proposes to sell into MISO markets and MISO determines whether BCWF is dispatched. Because market prices would have been negative due to increased market participation, Duke Energy Indiana determined it would not bid at negative prices in order to balance customer needs against BCWF's need to run. BCWF contends Duke Energy Indiana must bid at the lowest negative price to ensure dispatch, while Duke Energy Indiana contends it is not obligated to bid at any particular price, that it cannot ensure dispatch with any bid and that is has reasonably balanced the parties' interests. On July 6, 2015, the U.S. District Court for the Southern District of Indiana entered judgment against BCWF on all claims. BCWF appealed the decision and on December 9, 2016, the appeals court ruled in favor of BCWF. The matter has been remanded to a lower court to determine damages. Duke Energy Indiana cannot predict the outcome of this matter. Ultimate resolution of this matter could have a material effect on the results of operations, financial position or cash flows of Duke Energy Indiana. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.
The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters, excluding asbestos-related reserves and the exit obligation discussed above related to the termination of an EPC contract. Reserves are classified on the Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Accounts payable and Other within Current Liabilities. The reasonably possible range of loss in excess of recorded reserves is not material, other than as described above.

	December 31,
(in millions)	2016	2015
Reserves for Legal Matters
Duke Energy	$98	$156
Duke Energy Carolinas	23	11
Progress Energy	59	54
Duke Energy Progress	14	6
Duke Energy Florida	28	31
Duke Energy Ohio	4	80
OTHER COMMITMENTS AND CONTINGENCIES
General
As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These guarantees involve elements of performance and credit risk, which are not fully recognized on the Consolidated Balance Sheets and have unlimited maximum potential payments. However, the Duke Energy Registrants do not believe these guarantees will have a material effect on their results of operations, cash flows or financial position.
Purchase Obligations
Purchased Power
Duke Energy Progress, Duke Energy Florida and Duke Energy Ohio have ongoing purchased power contracts, including renewable energy contracts, with other utilities, wholesale marketers, co-generators and qualified facilities. These purchased power contracts generally provide for capacity and energy payments. In addition, Duke Energy Progress and Duke Energy Florida have various contracts to secure transmission rights.
The following table presents executory purchased power contracts with terms exceeding one year, excluding contracts classified as leases.

		Minimum Purchase Amount at December 31, 2016
	Contract
(in millions)	Expiration	2017	2018	2019	2020	2021	Thereafter	Total
Duke Energy Progress(a)	2019-2031	$66	$67	$67	$50	$51	$267	$568
Duke Energy Florida(b)	2021-2043	341	357	377	394	376	1,211	3,056
Duke Energy Ohio(c)(d)	2018	203	89	—	—	—	—	292
(a)    Contracts represent between 15 percent and 100 percent of net plant output.
(b)     Contracts represent between 81 percent and 100 percent of net plant output.
(c)    Contracts represent between 1 percent and 11 percent of net plant output.
(d)    Excludes PPA with OVEC. See Note 17 for additional information.
Gas Supply and Capacity Contracts
Duke Energy and Duke Energy Ohio routinely enter into long-term gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services needed in their businesses. These commitments include pipeline and storage capacity contracts and natural gas supply contracts to provide service to customers. Costs arising from the natural gas supply commodity and capacity commitments, while significant, are pass-through costs to customers and are generally fully recoverable through the fuel adjustment or PGA procedures and prudence reviews in North Carolina and South Carolina and under the Tennessee Incentive Plan in Tennessee. In the Midwest, these costs are recovered via the Gas Cost Recovery Rate in Ohio or the Gas Cost Adjustment Clause in Kentucky. The time periods for fixed payments under pipeline and storage capacity contracts are up to 19 years. The time periods for fixed payments under natural gas supply contracts are up to three years. The time period for the natural gas supply purchase commitments is up to 15 years.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Certain storage and pipeline capacity contracts require the payment of demand charges that are based on rates approved by the FERC in order to maintain rights to access the natural gas storage or pipeline capacity on a firm basis during the contract term. The demand charges that are incurred in each period are recognized in the Consolidated Statements of Operations and Comprehensive Income as part of natural gas purchases and are included in Cost of natural gas.
The following table presents future unconditional purchase obligations under natural gas supply and capacity contracts as of December 31, 2016.

(in millions)	Duke Energy	Duke Energy Ohio
2017	$371	$52
2018	308	35
2019	286	26
2020	269	22
2021	267	22
Thereafter	1,595	7
Total	$3,096	$164
Operating and Capital Lease Commitments
The Duke Energy Registrants lease office buildings, railcars, vehicles, computer equipment and other property and equipment with various terms and expiration dates. Additionally, Duke Energy Progress has a capital lease related to firm gas pipeline transportation capacity. Duke Energy Progress and Duke Energy Florida have entered into certain purchased power agreements, which are classified as leases. Consolidated capitalized lease obligations are classified as Long-Term Debt or Other within Current Liabilities on the Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in Depreciation and amortization and Fuel used in electric generation on the Consolidated Statements of Operations.
The following table presents rental expense for operating leases. These amounts are included in Operation, maintenance and other on the Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2016	2015	2014
Duke Energy	$242	$313	$350
Duke Energy Carolinas	45	41	41
Progress Energy	140	230	257
Duke Energy Progress	68	149	161
Duke Energy Florida	72	81	96
Duke Energy Ohio	16	13	17
Duke Energy Indiana	23	20	21
The following table presents future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2017	$218	$41	$129	$75	$54	$12	$20
2018	205	35	126	73	53	11	17
2019	181	27	120	68	52	7	11
2020	164	23	109	58	51	6	10
2021	134	17	91	43	48	4	6
Thereafter	948	52	602	379	223	7	9
Total	$1,850	$195	$1,177	$696	$481	$47	$73

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following table presents future minimum lease payments under capital leases.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2017	$148	$6	$46	$21	$25	$4	$1
2018	154	6	46	21	25	3	2
2019	154	6	45	20	25	1	1
2020	159	5	46	22	25	—	1
2021	163	1	45	20	25	—	1
Thereafter	784	30	322	250	71	—	41
Minimum annual payments	1,562	54	550	354	196	8	47
Less: amount representing interest	(462)	(32)	(265)	(212)	(53)	(1)	(36)
Total	$1,100	$22	$285	$142	$143	$7	$11
6. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt.

	December 31, 2016
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Unsecured debt, maturing 2017 - 2073	4.30%	$17,812	$1,150	$3,551	$—	$150	$810	$415
Secured debt, maturing 2017 - 2037	2.60%	3,909	425	1,819	300	1,519	—	—
First mortgage bonds, maturing 2017 - 2046(a)	4.61%	21,879	7,410	10,800	6,425	4,375	1,000	2,669
Capital leases, maturing 2018 - 2051(b)	4.48%	1,100	22	285	142	143	7	11
Tax-exempt bonds, maturing 2017 - 2041(c)	2.84%	1,053	355	48	48	—	77	572
Notes payable and commercial paper(d)	1.01%	3,112	—	—	—	—	—	—
Money pool/intercompany borrowings(e)		—	300	1,902	150	297	41	150
Fair value hedge carrying value adjustment		6	6	—	—	—	—	—
Unamortized debt discount and premium, net(f)		1,753	(20)	(31)	(16)	(10)	(28)	(9)
Unamortized debt issuance costs(g)		(242)	(45)	(104)	(38)	(52)	(7)	(22)
Total debt	4.07%	$50,382	$9,603	$18,270	$7,011	$6,422	$1,900	$3,786
Short-term notes payable and commercial paper		(2,487)	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	—	(729)	—	(297)	(16)	—
Current maturities of long-term debt(h)		(2,319)	(116)	(778)	(452)	(326)	(1)	(3)
Total long-term debt(h)		$45,576	$9,487	$16,763	$6,559	$5,799	$1,883	$3,783

(a)	Substantially all electric utility property is mortgaged under mortgage bond indentures.

(b)
Duke Energy includes $98 million and $670 million of capital lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to power purchase agreements that are not accounted for as capital leases in their respective financial statements because of grandfathering provisions in GAAP.

(c)	Substantially all tax-exempt bonds are secured by first mortgage bonds or letters of credit.

(d)
Includes $625 million that was classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy and Piedmont's commercial paper programs were 14 days and eight days, respectively.

(e)	Progress Energy amount includes a $1 billion intercompany loan related to the sale of the International Disposal Group. See Note 2 for further discussion of the sale.

(f)	Duke Energy includes $1,653 million and $197 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.

(g)	Duke Energy includes $53 million in purchase accounting adjustments primarily related to the merger with Progress Energy.

(h)	Refer to Note 17 for additional information on amounts from consolidated VIEs.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2015
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Unsecured debt, maturing 2016 - 2073	4.68%	$12,960	$1,152	$3,850	$—	$150	$765	$740
Secured debt, maturing 2016 - 2037	2.37%	2,361	425	479	254	225	—	—
First mortgage bonds, maturing 2016 - 2045(a)	4.74%	18,980	6,161	9,750	5,975	3,775	750	2,319
Capital leases, maturing 2016 - 2051(b)	5.39%	1,335	24	300	144	156	13	14
Tax-exempt bonds, maturing 2017 - 2041(c)	2.59%	1,053	355	48	48	—	77	572
Notes payable and commercial paper(d)	0.88%	4,258	—	—	—	—	—	—
Money pool/intercompany borrowings		—	300	1,458	359	813	128	150
Fair value hedge carrying value adjustment		6	6	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,712	(17)	(28)	(16)	(8)	(28)	(8)
Unamortized debt issuance costs(f)		(164)	(39)	(85)	(37)	(32)	(4)	(19)
Total debt	4.15%	$42,501	$8,367	$15,772	$6,727	$5,079	$1,701	$3,768
Short-term notes payable and commercial paper		(3,633)	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	—	(1,308)	(209)	(813)	(103)	—
Current maturities of long-term debt(g)		(2,026)	(356)	(315)	(2)	(13)	(106)	(547)
Total long-term debt(g)		$36,842	$8,011	$14,149	$6,516	$4,253	$1,492	$3,221

(a)	Substantially all electric utility property is mortgaged under mortgage bond indentures.

(b)
Duke Energy includes $114 million and $731 million of capital lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to power purchase agreements that are not accounted for as capital leases in their respective financial statements because of grandfathering provisions in GAAP.

(c)	Substantially all tax-exempt bonds are secured by first mortgage bonds or letters of credit.

(d)
Includes $625 million that was classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for commercial paper was 15 days.

(e)	Duke Energy includes $1,798 million in purchase accounting adjustments related to the merger with Progress Energy.

(f)	Duke Energy includes $59 million in purchase accounting adjustments primarily related to the merger with Progress Energy.

(g)	Refer to Note 17 for additional information on amounts from consolidated VIEs.
Current Maturities of Long-Term Debt
The following table shows the significant components of Current maturities of Long-Term Debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2016
Unsecured Debt
Duke Energy (Parent)	April 2017	1.226%	$400
Duke Energy (Parent)	August 2017	1.625%	700
Piedmont Natural Gas	September 2017	8.510%	35
First Mortgage Bonds
Duke Energy Progress	March 2017	1.146%	250
Duke Energy Florida	September 2017	5.800%	250
Duke Energy Progress	November 2017	1.111%	200
Secured
Duke Energy	June 2017	2.365%	45
Duke Energy	June 2017	2.260%	34
Tax-exempt Bonds
Duke Energy Carolinas	February 2017	3.600%	77
Duke Energy Carolinas	February 2017	0.810%	10
Duke Energy Carolinas	February 2017	0.790%	25
Other(a)			293
Current maturities of long-term debt			$2,319

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Includes capital lease obligations, amortizing debt and small bullet maturities.
Maturities and Call Options
The following table shows the annual maturities of long-term debt for the next five years and thereafter. Amounts presented exclude short-term notes payable and commercial paper and money pool borrowings for the Subsidiary Registrants.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2017	$2,319	$116	$778	$452	$326	$1	$3
2018	3,466	1,629	559	—	561	3	3
2019	3,316	5	1,992	902	292	551	63
2020	2,112	755	469	152	319	25	653
2021	3,699	501	1,473	602	372	49	70
Thereafter	31,090	6,597	12,270	4,903	4,255	1,255	2,994
Total long-term debt, including current maturities	$46,002	$9,603	$17,541	$7,011	$6,125	$1,884	$3,786

(a)	Excludes $1,893 million in purchase accounting adjustments related to the Progress Energy merger and the Piedmont acquisition.
The Duke Energy Registrants have the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than as presented above.
Short-Term Obligations Classified as Long-Term Debt
Tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder and certain commercial paper issuances and money pool borrowings are classified as Long-Term Debt on the Consolidated Balance Sheets. These tax-exempt bonds, commercial paper issuances and money pool borrowings, which are short-term obligations by nature, are classified as long term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s Master Credit Facility and other bilateral letter of credit agreements have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis. The following tables show short-term obligations classified as long-term debt.

	December 31, 2016
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$347	$35	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$972	$335	$150	$52	$435

	December 31, 2015
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$347	$35	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$972	$335	$150	$52	$435

(a)	Progress Energy amounts are equal to Duke Energy Progress amounts.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Nuclear Asset-Recovery Bonds
In June 2016, DEFPF issued $1,294 million of nuclear asset-recovery bonds and used the proceeds to acquire nuclear asset-recovery property from its parent, Duke Energy Florida. The nuclear asset-recovery bonds are payable only from and secured by the nuclear asset-recovery property. DEFPF is consolidated for financial reporting purposes; however, the nuclear asset-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, Duke Energy Florida or any of its affiliates other than DEFPF. The assets of DEFPF, including the nuclear asset-recovery property, are not available to pay creditors of Duke Energy Florida or any of its affiliates. Duke Energy Florida used the proceeds from the sale to repay short-term borrowings under the intercompany money pool borrowing arrangement and make an equity distribution of $649 million to the ultimate parent, Duke Energy (Parent), which repaid short-term borrowings. See Notes 4 and 17 for additional information.
Solar Facilities Financing
In August 2016, Emerald State Solar, LLC, an indirect wholly owned subsidiary of Duke Energy, entered into a $333 million portfolio financing of approximately 22 North Carolina Solar facilities. Tranche A of $228 million is secured by substantially all the assets of the solar facilities and is nonrecourse to Duke Energy. Tranche B of $105 million is secured by an Equity Contribution Agreement with Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures related to the Emerald State Solar, LLC portfolio. The initial interest rate on the loans was six months London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.75 percent plus a 0.125 percent increase every three years thereafter. In connection with this debt issuance, Emerald State Solar, LLC entered into two interest rate swaps to convert the substantial majority of the loan interest payments from variable rates to fixed rates of approximately 1.81 percent for Tranche A and 1.38 percent for Tranche B, plus the applicable margin. See Note 14 for further information on the notional amounts of the interest rate swaps.
Duke Energy Florida Bond Issuance
In January 2017, Duke Energy Florida issued $900 million of first mortgage bonds. The issuance was split between a $250 million, three-year series and a $650 million, 10-year series. The net proceeds from the issuance were used to repay at maturity $250 million aggregate principal amount of bonds due September 2017, as well as to fund capital expenditures for ongoing construction and capital maintenance and for general corporate purposes.
The following tables summarize significant debt issuances (in millions).

			Year Ended December 31, 2016
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Unsecured Debt
April 2016(a)	April 2023	2.875%	$350	$350	$—	$—	$—	$—	$—
August 2016	September 2021	1.800%	750	750	—	—	—	—	—
August 2016	September 2026	2.650%	1,500	1,500	—	—	—	—	—
August 2016	September 2046	3.750%	1,500	1,500	—	—	—	—	—
Secured Debt
June 2016(b)	March 2020	1.196%	183	—	—	—	183	—	—
June 2016(b)	September 2022	1.731%	150	—	—	—	150	—	—
June 2016(b)	September 2029	2.538%	436	—	—	—	436	—	—
June 2016(b)	March 2033	2.858%	250	—	—	—	250	—	—
June 2016(b)	September 2036	3.112%	275	—	—	—	275	—	—
August 2016	June 2034	2.747%	228	—	—	—	—	—	—
August 2016	June 2020	2.747%	105	—	—	—	—	—	—
First Mortgage Bonds
March 2016(c)	March 2023	2.500%	500	—	500	—	—	—	—
March 2016(c)	March 2046	3.875%	500	—	500	—	—	—	—
May 2016(d)	May 2046	3.750%	500	—	—	—	—	—	500
June 2016(c)	June 2046	3.700%	250	—	—	—	—	250	—
September 2016(e)	October 2046	3.400%	600	—	—	—	600	—	—
September 2016(c)	October 2046	3.700%	450	—	—	450	—	—	—
November 2016(f)	December 2026	2.950%	600	—	600	—	—	—	—
Total issuances			$9,127	$4,100	$1,600	$450	$1,894	$250	$500

(a)	Proceeds were used to pay down outstanding commercial paper and for general corporate purposes.

(b)	The nuclear asset recovery bonds are sequential pay amortizing bonds. The maturity date above represents the scheduled final maturity date for the bonds.

(c)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

(d)	Proceeds were used to repay $325 million of unsecured debt due June 2016, $150 million of first mortgage bonds due July 2016 and for general corporate purposes.

(e)
Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance, to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

(f)
Proceeds were used to repay at maturity $350 million aggregate principal amount of certain bonds due December 2016, as well as to fund capital expenditures for ongoing construction and capital maintenance and for general corporate purposes.

			Year Ended December 31, 2015
				Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress
Unsecured Debt
November 2015(a)(b)	April 2024	3.750%	$400	$400	$—	$—
November 2015(a)(b)	December 2045	4.800%	600	600	—	—
First Mortgage Bonds
March 2015(c)	June 2045	3.750%	500	—	500	—
August 2015(a)(d)	August 2025	3.250%	500	—	—	500
August 2015(a)(d)	August 2045	4.200%	700	—	—	700
Total issuances			$2,700	$1,000	$500	$1,200

(a)	Proceeds were used to repay short-term money pool and commercial paper borrowing issued to fund a portion of the NCEMPA acquisition, see Note 2 for further information.

(b)	Proceeds were used to refinance at maturity $300 million of unsecured notes at Progress Energy due January 2016.

(c)	Proceeds were used to redeem at maturity $500 million of first mortgage bonds due October 2015.

(d)	Proceeds were used to refinance at maturity $400 million of first mortgage bonds due December 2015.
Available Credit Facilities
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent) and Piedmont, have borrowing capacity under the Master Credit Facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins.
Piedmont has a separate five-year revolving syndicated credit facility, with a capacity of $850 million through December 2020 and an expansion option of up to an additional $200 million. The facility provides a line of credit for letters of credit of $10 million.
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	December 31, 2016
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(b)	$8,350	$3,400	$1,100	$1,000	$950	$450	$600
Reduction to backstop issuances
Commercial paper(c)	(2,022)	(977)	(300)	(150)	(84)	(31)	(150)
Outstanding letters of credit	(78)	(69)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,634	$2,354	$511	$598	$865	$419	$369

(a)	Includes amounts related to Piedmont's $850 million credit facility.

(b)	Represents the sublimit of each borrower.

(c)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Consolidated Balance Sheets.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Term Loan Facility
In 2016, Duke Energy (Parent) entered into a $1.5 billion term loan facility, as amended (Term Loan) maturing on July 31, 2017. During 2016, Duke Energy (Parent) drew the full amount available under the Term Loan and used $750 million of proceeds to fund a portion of the Piedmont acquisition and the remaining $750 million to manage short-term liquidity and for general corporate purposes. The terms and conditions of the Term Loan are generally consistent with those governing Duke Energy’s Master Credit Facility. In December 2016, Duke Energy (Parent) repaid the $1.5 billion term loan which terminated this credit facility.
Other Debt Matters
In September 2016, Duke Energy filed a Registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement was filed to replace a similar prior filing upon expiration of its three-year term and also allows for the issuance of common stock by Duke Energy.
Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2016 and 2015 was $1,090 million and $1,121 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
In January 2017, Duke Energy amended its Form S-3 to add Piedmont as a registrant and included in the amendment a prospectus for Piedmont under which it may issue debt securities in the same manner as other Duke Energy Registrants.
Duke Energy guaranteed debt issued by Duke Energy Carolinas of $762 million and $767 million, respectively, as of December 31, 2016 and 2015.
Money Pool
The Subsidiary Registrants, excluding Progress Energy, are eligible to receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating in this arrangement. The money pool is structured such that the Subsidiary Registrants, excluding Progress Energy, separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between money pool participants. Duke Energy (Parent), may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Consolidated Balance Sheets.
Money pool receivable balances are reflected within Notes receivable from affiliated companies on the Subsidiary Registrants’ Consolidated Balance Sheets. Money pool payable balances are reflected within either Notes payable to affiliated companies or Long-Term Debt Payable to Affiliated Companies on the Subsidiary Registrants’ Consolidated Balance Sheets.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65 percent for each borrower. Piedmont's credit facility contains a debt-to-total capitalization ratio covenant not to exceed 70 percent. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2016, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Other Loans
As of December 31, 2016 and 2015, Duke Energy had loans outstanding of $661 million, including $39 million at Duke Energy Progress and $629 million, including $41 million at Duke Energy Progress, respectively, against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
7. GUARANTEES AND INDEMNIFICATIONS
Duke Energy and Progress Energy have various financial and performance guarantees and indemnifications, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy and Progress Energy enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2016, Duke Energy and Progress Energy do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2016, the maximum potential amount of future payments associated with these guarantees was $205 million, the majority of which expires by 2028.
Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly owned entity. The maximum potential amount of future payments required under these guarantees as of December 31, 2016, was $333 million. Of this amount, $11 million relates to guarantees issued on behalf of less than wholly owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Of the guarantees noted above, $215 million of the guarantees expire between 2017 and 2033, with the remaining performance guarantees having no contractual expiration.
Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a wholly owned and former non-wholly owned entity to honor its obligations to a third party. Under these arrangements, Duke Energy has payment obligations that are triggered by a draw by the third party or customer due to the failure of the wholly owned or former non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2016, Duke Energy had guaranteed $44 million of outstanding surety bonds, most of which have no set expiration.
Duke Energy uses bank-issued stand-by letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2016, Duke Energy had issued a total of $485 million in letters of credit, which expire between 2017 and 2020. The unused amount under these letters of credit was $77 million.
Duke Energy and Progress Energy have issued indemnifications for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At December 31, 2016, the estimated maximum exposure for these indemnifications was $96 million, the majority of which expires in 2017. Of this amount, $7 million has no contractual expiration. For certain matters for which Progress Energy receives timely notice, indemnity obligations may extend beyond the notice period. Certain indemnifications related to discontinued operations have no limitations as to time or maximum potential future payments.
The following table includes the liabilities recognized for the guarantees discussed above. These amounts are primarily recorded in Other within Deferred Credits and other Liabilities on the Consolidated Balance Sheets. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.

	December 31,
(in millions)	2016	2015
Duke Energy	$13	$21
Progress Energy	—	7
Duke Energy Florida	—	7

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

8. JOINT OWNERSHIP OF GENERATING AND TRANSMISSION FACILITIES
The Duke Energy Registrants maintain ownership interests in certain jointly owned generating and transmission facilities. The Duke Energy Registrants are entitled to a share of the generating capacity and output of each unit equal to their respective ownership interests. The Duke Energy Registrants pay their ownership share of additional construction costs, fuel inventory purchases and operating expenses. The Duke Energy Registrants share of revenues and operating costs of the jointly owned facilities is included within the corresponding line in the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.
The following table presents the Duke Energy Registrants' interest of jointly owned plant or facilities and amounts included on the Consolidated Balance Sheets. All facilities are operated by the Duke Energy Registrants and are included in the Electric Utilities and Infrastructure segment.

	December 31, 2016
				Construction
	Ownership	Property, Plant	Accumulated	Work in
(in millions except for ownership interest)	Interest	and Equipment	Depreciation	Progress
Duke Energy Carolinas
Catawba Nuclear Station (units 1 and 2)(a)	19.25%	$954	$612	$12
Duke Energy Ohio
Transmission facilities(b)	Various	90	60	1
Duke Energy Indiana
Gibson Station (unit 5)(c)	50.05%	333	157	11
Vermillion Generating Station(d)	62.5%	154	111	—
Transmission and local facilities(c)	Various	4,315	1,715	—

(a)	Jointly owned with North Carolina Municipal Power Agency Number 1, NCEMC and Piedmont Municipal Power Agency.

(b)	Jointly owned with America Electric Power Generation Resources and The Dayton Power and Light Company.

(c)	Jointly owned with Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency.

(d)	Jointly owned with WVPA.
On August 31, 2016, Duke Energy Florida completed the purchase of Georgia Power Company's (GPC) ownership interest in Intercession City Station Unit 11 for an amount equal to GPC's net book value of the facility as of the transaction close date. Following the purchase, Duke Energy Florida controls the entire output of the facility.
At December 31, 2016, Duke Energy Florida owns 100 percent of the retired Crystal River Unit 3. Duke Energy Florida completed the purchase of 1.7 percent ownership interest from Seminole Electric Cooperative, Inc. on November 30, 2016. On October 30, 2015, Duke Energy Florida completed the purchase of 6.52 percent ownership interest from the Florida Municipal Joint Owners and settled other disputes for $55 million. All costs associated with Crystal River Unit 3 are included within Regulatory assets on the Consolidated Balance Sheets of Duke Energy, Progress Energy and Duke Energy Florida. See Note 4 for additional information.
9. ASSET RETIREMENT OBLIGATIONS
Duke Energy records an ARO when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Certain assets of the Duke Energy Registrants’ have an indeterminate life, such as transmission and distribution facilities, and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these AROs will be recorded when a fair value is determinable.
The Duke Energy Registrants’ regulated operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory accounting treatment. The Duke Energy Registrants do not accrue the estimated cost of removal for any nonregulated assets. See Note 4 for the estimated cost of removal for assets without an associated legal retirement obligation, which are included in Regulatory liabilities on the Consolidated Balance Sheets.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following table presents the AROs recorded on the Consolidated Balance Sheets.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Decommissioning of Nuclear Power Facilities(a)	$5,204	$1,834	$3,172	$2,454	$717	$—	$—
Closure of Ash Impoundments	5,150	2,032	2,228	2,209	19	43	847
Other(b)	257	29	75	34	42	34	19
Total asset retirement obligation	$10,611	$3,895	$5,475	$4,697	$778	$77	$866
Less: current portion	411	222	189	189	—	—	—
Total noncurrent asset retirement obligation	$10,200	$3,673	$5,286	$4,508	$778	$77	$866

(a)	The Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.

(b)
Primarily includes obligations related to asbestos removal and the closure of certain landfills at fossil generation facilities. Duke Energy Ohio also includes AROs related to the retirement of natural gas mains and services. Duke Energy includes AROs related to the removal of renewable energy generation assets and Piedmont's underground natural gas mains and services.

North Carolina Ash Basins
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements.
In 2014 the Coal Ash Act became law and was amended on June 24, 2015, and July 14, 2016. The Coal Ash Act, as amended,

•	Prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities;

•
Requires ash impoundments in North Carolina to be categorized as high risk, intermediate risk or low risk by the NCDEQ with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029 (see below for category descriptions);

•	Classifies Duke Energy Progress' Asheville and Sutton plants and Duke Energy Carolinas' Riverbend and Dan River stations as high risk;

•	Requires dry disposal of fly ash at active plants, excluding the Asheville Plant, not retired by December 31, 2018;

•	Requires dry disposal of bottom ash at active plants, excluding the Asheville Plant, by December 31, 2019, or retirement of active plants;

•	Establishes requirements to deal with groundwater and surface water impacts from impoundments; and

•	Increases the level of regulation for structural fills utilizing coal ash.
High risk basins (Asheville, Sutton, Riverbend and Dan River) require closure through excavation, including a combination of transferring the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of high risk basins is required to be completed no later than August 1, 2019, except for Asheville which is required to be completed no later than August 1, 2022.
Intermediate risk basins require closure through excavation including a combination of converting the basin to a lined industrial landfill, transferring of the ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of intermediate risk basins is required to be completed no later than December 31, 2024, except for H.F. Lee, Cape Fear and Weatherspoon to be completed no later than August 1, 2028.
Low risk basins require closure through either the combination of the installation and maintenance of a cap system and groundwater monitoring system designed to minimize infiltration and erosion or other closure options available to intermediate risk basins. Closure of low risk basins is required to be completed no later than December 31, 2029.
In January 2016, the NCDEQ published draft risk classifications for sites not specifically delineated by the Coal Ash Act as high risk. These risk rankings were generally determined based on three primary criteria: structural integrity of the impoundments and impacts to surface water and to groundwater. The NCDEQ's draft proposed classifications categorized 12 basins at four sites as intermediate risk and four basins at three sites as low risk. The NCDEQ's draft proposed classifications also categorized nine basins at six sites as “low-to-intermediate” risk, thereby not assigning a definitive risk ranking at that time. On May 18, 2016, the NCDEQ issued new proposed risk classifications, proposing to rank all originally proposed low risk and "low-to-intermediate" risk sites as intermediate.
On July 14, 2016, the former governor of North Carolina signed legislation which amended the Coal Ash Act and required Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The new legislation also ranks basins at the H.F. Lee, Cape Fear and Weatherspoon stations as intermediate risk consistent with Duke Energy's previously announced plans to excavate those basins. These specific intermediate basins require closure through excavation including a combination of transferring ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of these specific intermediate basins is required to be completed no later than August 1, 2028. Upon satisfactory completion of the dam improvement projects and installation of alternative drinking water sources by October 15, 2018, the legislation requires the NCDEQ to reclassify sites proposed as intermediate risk, excluding H.F. Lee, Cape Fear and Weatherspoon, as low risk. In January 2017, NCDEQ issued preliminary approval of Duke Energy's plans for the alternative water sources.
Per the Coal Ash Act, final proposed classifications were to be subject to Coal Ash Management Commission (Coal Ash Commission) approval. In March 2016, the Coal Ash Commission created by the Coal Ash Act was disbanded by the former governor of North Carolina based on a North Carolina Supreme Court ruling regarding the constitutionality of the body. The July 2016 legislation eliminates the Coal Ash Commission and transfers responsibility for ash basin closure oversight to the NCDEQ.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Additionally, the July 2016 legislation requires the installation and operation of three large-scale coal ash beneficiation projects which are expected to produce reprocessed ash for use in the concrete industry. Closure of basins at sites with these beneficiation projects are required to be completed no later than December 31, 2029. On October 5, 2016, Duke Energy announced Buck Steam Station as a first location for one of the beneficiation projects. On December 13, 2016, Duke Energy announced H.F. Lee as the second location. Duke Energy intends to announce the third location by July 1, 2017.
The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments. Provisions of the Coal Ash Act prohibit cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions. Consistent with the requirements of the Coal Ash Act, Duke Energy has submitted CSAs and groundwater corrective action plans to NCDEQ and will submit to NCDEQ site-specific coal ash impoundment closure plans in advance of closure. These plans and all associated permits must be approved by NCDEQ before any closure work can begin.
Federal Coal Combustion Residuals Regulation
In April 2015, the EPA published a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. As a result of the EPA rule, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded additional ARO amounts during 2015.
In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states.
In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the excavation of an inactive ash basin and ash fill area at the W.S. Lee Steam Station. As part of this agreement, in December 2014, Duke Energy Carolinas filed an ash removal plan and schedule with SCDHEC. In April 2015, the federal CCR rules were published and Duke Energy Carolinas subsequently executed an agreement with the conservation groups Upstate Forever and Save Our Saluda that requires Duke Energy Carolinas to remediate all active and inactive ash storage areas at the W.S. Lee Steam Station. Coal-fired generation at W.S. Lee ceased in 2014 and unit 3 was converted to natural gas in March 2015. In July 2015, Duke Energy Progress executed a consent agreement with the SCDHEC requiring the excavation of an inactive ash fill area at the Robinson Plant within eight years. Coal ash impoundments at the Robinson Plant and W.S. Lee Station sites are required to be closed pursuant to the CCR rule and the provisions of these consent agreements are consistent with the federal CCR closure requirements.
Coal Ash Liability
The ARO amount recorded on the Consolidated Balance Sheets is based upon estimated closure costs for impacted ash impoundments. The amount recorded represents the discounted cash flows for estimated closure costs based upon either specific closure plans or the probability weightings of the potential closure methods as evaluated on a site-by-site basis. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from the basins, consolidating material as necessary and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill, or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with standards set by federal and state regulations. The ARO amount will be adjusted as additional information is gained through the closure and post-closure process, including acceptance and approval of compliance approaches which may change management assumptions, and may result in a material change to the balance. See ARO Liability Rollforward section below for information about revisions made to the coal ash liability during 2016.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets, respectively, on the Consolidated Balance Sheets. See Note 4 for additional information on Regulatory assets related to AROs.
Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations.
Nuclear Decommissioning Liability
AROs related to nuclear decommissioning are based on site-specific cost studies. The NCUC, PSCSC and FPSC require updated cost estimates for decommissioning nuclear plants every five years.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following table summarizes information about the most recent site-specific nuclear decommissioning cost studies. Decommissioning costs in the table below are presented in dollars of the year of the cost study and include costs to decommission plant components not subject to radioactive contamination.

	Annual Funding	Decommissioning
(in millions)	Requirement(a)	Costs(a)(b)	Year of Cost Study
Duke Energy	$14	$8,150	2013 and 2014
Duke Energy Carolinas	—	3,420	2013
Duke Energy Progress	14	3,550	2014
Duke Energy Florida	—	1,180	2013

(a)	Amounts for Progress Energy equal the sum of Duke Energy Progress and Duke Energy Florida.

(b)	Amounts include the Subsidiary Registrant's ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.
Nuclear Decommissioning Trust Funds
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida each maintain NDTFs that are intended to pay for the decommissioning costs of the respective nuclear power plants. The NDTF investments are managed and invested in accordance with applicable requirements of various regulatory bodies including the NRC, FERC, NCUC, PSCSC, FPSC and the Internal Revenue Service (IRS).
Use of the NDTF investments is restricted to nuclear decommissioning activities including license termination, spent fuel and site restoration. The license termination and spent fuel obligations relate to contaminated decommissioning and are recorded as AROs. The site restoration obligation relates to non-contaminated decommissioning and is recorded to cost of removal within Regulatory liabilities on the Consolidated Balance Sheets.
The following table presents the fair value of NDTF assets legally restricted for purposes of settling AROs associated with nuclear decommissioning. Duke Energy Florida is actively decommissioning Crystal River Unit 3 and was granted an exemption from the NRC which allows for use of the NDTF for all aspects of nuclear decommissioning. Therefore, the entire balance of Duke Energy Florida's NDTF may be applied toward license termination, spent fuel and site restoration costs incurred to decommission Crystal River Unit 3.

	December 31,
(in millions)	2016	2015
Duke Energy	$5,099	$4,670
Duke Energy Carolinas	2,882	2,686
Duke Energy Progress	2,217	1,984
See Note 16 for additional information related to the fair value of the Duke Energy Registrants' NDTFs.
Nuclear Operating Licenses
Operating licenses for nuclear units are potentially subject to extension. The following table includes the current expiration of nuclear operating licenses.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Units 1 and 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Units 1 and 2	2033
Oconee Unit 3	2034
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
Duke Energy Florida has requested the NRC terminate the operating license for Crystal River Unit 3 as it permanently ceased operation in February 2013. Refer to Note 4 for further information on the Crystal River Unit 3 decommissioning activity and transition to SAFSTOR.
ARO Liability Rollforward
During 2016, the Duke Energy Registrants updated coal ash ARO liability estimates based on additional site-specific information about the related costs, methods and timing of work to be performed. Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded AROs.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following table presents changes in the liability associated with AROs.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at December 31, 2014	$8,464	$3,428	$4,711	$3,905	$806	$27	$32
Acquisitions(a)	226	—	226	204	23	—	—
Accretion expense(b)	380	165	203	169	34	4	15
Liabilities settled(c)	(422)	(200)	(195)	(125)	(70)	(4)	(23)
Liabilities incurred in the current year(d)	1,016	178	282	282	—	116	418
Revisions in estimates of cash flows	585	347	142	132	9	(18)	83
Balance at December 31, 2015	10,249	3,918	5,369	4,567	802	125	525
Acquisitions	22	—	2	—	2	—	—
Accretion expense(b)	400	187	230	194	35	5	24
Liabilities settled(c)	(613)	(287)	(272)	(212)	(60)	(5)	(49)
Liabilities incurred in the current year	51	—	3	3	—	—	29
Revisions in estimates of cash flows	502	77	143	145	(1)	(48)	337
Balance at December 31, 2016	$10,611	$3,895	$5,475	$4,697	$778	$77	$866

(a)	Duke Energy Progress amount relates to the NCEMPA acquisition. See Note 2 for additional information.

(b)
Substantially all accretion expense for the years ended December 31, 2016 and 2015 relates to Duke Energy’s regulated electric operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Amounts primarily relate to ash impoundment closures and nuclear decommissioning of Crystal River Unit 3.

(d)	Amounts primarily relate to AROs recorded as a result of the EPA's rule for disposal of CCR.
10. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment for Duke Energy and its subsidiary registrants.

	December 31, 2016
	Estimated
	Useful		Duke		Duke	Duke	Duke	Duke
	Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Land		$1,501	$432	$735	$393	$342	$150	$106
Plant – Regulated
Electric generation, distribution and transmission	8 - 100	89,864	34,515	37,596	23,683	13,913	4,593	13,160
Natural gas transmission and distribution	12 - 67	7,738	—	—	—	—	2,456	—
Other buildings and improvements	15 - 100	1,692	502	634	293	341	211	197
Plant – Nonregulated
Electric generation, distribution and transmission	5 - 30	4,298	—	—	—	—	—	—
Other buildings and improvements	25 - 35	421	—	—	—	—	—	—
Nuclear fuel		3,572	2,092	1,480	1,480	—	—	—
Equipment	3 - 38	1,941	358	505	378	127	338	156
Construction in process		6,186	2,324	2,708	1,329	1,379	206	396
Other	5 - 40	4,184	904	1,206	863	332	172	226
Total property, plant and equipment(a)(d)		121,397	41,127	44,864	28,419	16,434	8,126	14,241
Total accumulated depreciation – regulated(b)(c)(d)		(37,831)	(14,365)	(15,212)	(10,561)	(4,644)	(2,579)	(4,317)
Total accumulated depreciation – nonregulated(c)(d)		(1,575)	—	—	—	—	—	—
Generation facilities to be retired, net		529	—	529	529	—	—	—
Total net property, plant and equipment		$82,520	$26,762	$30,181	$18,387	$11,790	$5,547	$9,924

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

(a)
Includes capitalized leases of $1,355 million, $40 million, $288 million, $142 million, $146 million, $81 million and $35 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $99 million, $9 million and $90 million, respectively, of accumulated amortization of capitalized leases.

(b)
Includes $1,922 million, $1,192 million, $730 million and $730 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.

(c)
Includes accumulated amortization of capitalized leases of $50 million, $9 million, $19 million and $8 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, respectively.

(d)	Includes gross property, plant and equipment cost of consolidated VIEs of $2,591 million and accumulated depreciation of consolidated VIEs of $411 million at Duke Energy.

	December 31, 2015
	Estimated
	Useful		Duke		Duke	Duke	Duke	Duke
	Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Land		$1,391	$407	$719	$392	$327	$118	$108
Plant – Regulated
Electric generation, distribution and transmission	8 - 100	87,593	33,623	36,422	22,888	13,534	4,429	13,118
Natural gas transmission and distribution	12 - 67	2,322	—	—	—	—	2,322	—
Other buildings and improvements	15 - 100	1,480	477	621	294	322	204	179
Plant – Nonregulated
Electric generation, distribution and transmission	1 - 30	3,348	—	—	—	—	—	—
Other buildings and improvements	25 - 35	410	—	—	—	—	—	—
Nuclear fuel		3,194	1,827	1,367	1,367	—	—	—
Equipment	3 - 38	1,736	368	530	398	132	344	173
Construction in process		4,485	1,860	1,827	1,118	709	180	214
Other	5 - 60	4,008	836	1,180	856	319	153	215
Total property, plant and equipment(a)(d)		109,967	39,398	42,666	27,313	15,343	7,750	14,007
Total accumulated depreciation – regulated(b)(c)(d)		(35,367)	(13,521)	(14,867)	(10,141)	(4,720)	(2,507)	(4,484)
Total accumulated depreciation – nonregulated(c)(d)		(1,369)	—	—	—	—	—	—
Generation facilities to be retired, net		548	—	548	548	—	—	—
Total net property, plant and equipment		$73,779	$25,877	$28,347	$17,720	$10,623	$5,243	$9,523

(a)
Includes capitalized leases of $1,465 million, $40 million, $302 million, $144 million, $158 million, $96 million and $39 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, respectively, primarily in regulated plant. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $85 million, $7 million and $78 million, respectively, of accumulated amortization of capitalized leases.

(b)
Includes $1,621 million, $976 million, $645 million and $645 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.

(c)
Includes accumulated amortization of capitalized leases of $57 million, $11 million, $27 million and $7 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, respectively.

(d)	Includes gross property, plant and equipment cost of consolidated VIEs of $2,033 million and accumulated depreciation of consolidated VIEs of $327 million at Duke Energy.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following table presents capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2016	2015	2014
Duke Energy	$100	$98	$75
Duke Energy Carolinas	38	38	38
Progress Energy	31	24	11
Duke Energy Progress	17	20	10
Duke Energy Florida	14	4	1
Duke Energy Ohio	8	10	10
Duke Energy Indiana	7	6	6
Operating Leases
Duke Energy's Commercial Renewables segment operates various renewable energy projects and sells the generated output to utilities, electric cooperatives, municipalities and commercial and industrial customers through long-term contracts. In certain situations, these long-term contracts and the associated renewable energy projects qualify as operating leases. Rental income from these leases is accounted for as Operating Revenues in the Consolidated Statements of Operations. There are no minimum lease payments as all payments are contingent based on actual electricity generated by the renewable energy projects. Contingent lease payments were $216 million, $172 million and $164 million for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, renewable energy projects owned by Duke Energy and accounted for as operating leases had a cost basis of $3,127 million and accumulated depreciation of $347 million. These assets are principally classified as nonregulated electric generation and transmission assets.
11. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill by reportable operating segment for Duke Energy.
Duke Energy

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill at December 31, 2015	$15,656	$294	$122	$16,072
Piedmont Acquisition(a)	1,723	1,630	—	3,353
Goodwill at December 31, 2016	$17,379	$1,924	$122	$19,425
(a)    Refer to Note 2 for more information on the purchase accounting related to the acquisition of Piedmont.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Consolidated Balance Sheets at December 31, 2016 and 2015.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure operating segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Duke Energy Ohio and Progress Energy perform annual goodwill impairment tests each year as of August 31. Duke Energy, Duke Energy Ohio and Progress Energy update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value of Duke Energy, Duke Energy Ohio and Progress Energy’s reporting units exceeded their respective carrying values at the date of the annual impairment analysis, no impairment charges were recorded.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Intangible Assets
The following tables show the carrying amount and accumulated amortization of intangible assets included in Other within Investments and Other Assets on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2016 and 2015.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Emission allowances	$19	$1	$6	$2	$4	$—	$13
Renewable energy certificates	125	36	84	84	—	4	—
Gas, coal and power contracts	24	—	—	—	—	—	24
Renewable operating and development projects	97	—	—	—	—	—	—
Other	6	—	—	—	—	—	—
Total gross carrying amounts	271	37	90	86	4	4	37
Accumulated amortization – gas, coal and power contracts	(17)	—	—	—	—	—	(17)
Accumulated amortization – renewable operating and development projects	(23)	—	—	—	—	—	—
Accumulated amortization – other	(5)	—	—	—	—	—	—
Total accumulated amortization	(45)	—	—	—	—	—	(17)
Total intangible assets, net	$226	$37	$90	$86	$4	$4	$20

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Emission allowances	$20	$1	$6	$2	$4	$—	$14
Renewable energy certificates	116	30	80	80	—	5	—
Gas, coal and power contracts	24	—	—	—	—	—	24
Renewable operating and development projects	115	—	—	—	—	—	—
Other	2	—	—	—	—	—	—
Total gross carrying amounts	277	31	86	82	4	5	38
Accumulated amortization – gas, coal and power contracts	(16)	—	—	—	—	—	(16)
Accumulated amortization – renewable operating and development projects	(18)	—	—	—	—	—	—
Accumulated amortization – other	(1)	—	—	—	—	—	—
Total accumulated amortization	(35)	—	—	—	—	—	(16)
Total intangible assets, net	$242	$31	$86	$82	$4	$5	$22
Amortization Expense
The following table presents amortization expense for gas, coal and power contracts, renewable operating projects and other intangible assets.

	December 31,
(in millions)	2016	2015	2014
Duke Energy	$6	$5	$6
Duke Energy Ohio	—	—	2
Duke Energy Indiana	1	1	1

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2016. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts, as well as estimated amortization related to renewable operating projects. The amortization amounts discussed below are estimates and actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, delays in the in-service dates of renewable assets, additional intangible acquisitions and other events.

(in millions)	2017	2018	2019	2020	2021
Duke Energy	$5	$5	$5	$5	$5
Duke Energy Indiana	2	2	2	2	2
12. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
EQUITY METHOD INVESTMENTS
Investments in domestic and international affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method. As of December 31, 2016, the carrying amount of investments in affiliates with carrying amounts greater than zero exceeded the underlying investment by $24 million. These differences are attributable to intangibles associated with underlying contracts which are reflected in the investments balance and the equity in earnings reported in the table below.
The following table presents Duke Energy’s investments in unconsolidated affiliates accounted for under the equity method, as well as the respective equity in earnings, by segment.

	Years Ended December 31,
	2016		2015		2014
		Equity in		Equity in	Equity in
(in millions)	Investments	earnings	Investments	earnings	earnings
Electric Utilities and Infrastructure	$93	$5	$57	$(2)	$(1)
Gas Utilities and Infrastructure	566	19	113	1	—
Commercial Renewables	185	(82)	265	(6)	8
Other	81	43	64	76	123
Total	$925	$(15)	$499	$69	$130
During the years ended December 31, 2016, 2015 and 2014, Duke Energy received distributions from equity investments of $31 million, $104 million and $154 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows.
Significant investments in affiliates accounted for under the equity method are discussed below.
Electric Utilities and Infrastructure
Duke Energy owns a 50 percent interest in Duke-American Transmission Co. (DATC) and in Pioneer Transmission, LLC (Pioneer), which build, own and operate electric transmission facilities in North America.
Gas Utilities and Infrastructure
The table below outlines Duke Energy's ownership interests in natural gas pipeline companies and natural gas storage facilities. See Notes 4 and 17 for more information.

		Investment Amount (in millions)
	Ownership	December 31,	December 31,
Entity Name	Interest	2016	2015
Pipeline Investments
Atlantic Coast Pipeline, LLC	47%	$265	$52
Sabal Trail Transmission, LLC	7.5%	140	61
Constitution Pipeline, LLC	24%	82	—
Cardinal Pipeline Company, LLC	21.49%	16	—
Storage Facilities
Pine Needle LNG Company, LLC	45%	16	—
Hardy Storage Company, LLC	50%	47	—
Total Investments		$566	$113
For regulatory matters and other information on the ACP, Sabal Trail and Constitution investments, see Notes 4 and 17.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Commercial Renewables
In 2016, Duke Energy sold its interest in three of the Catamount Sweetwater, LLC wind farm projects. Duke Energy has a 47 percent ownership interest in each of the two other Catamount Sweetwater, LLC wind farm projects and 50 percent interest in DS Cornerstone, LLC, which owns wind farm projects in the U.S.
Impairment of Equity Method Investments
During the year ended December 31, 2016, Duke Energy recorded an OTTI of certain wind project investments. The $71 million pretax impairment was recorded within Equity in earnings (losses) of unconsolidated affiliates on Duke Energy's Consolidated Statements of Operations. The other-than-temporary decline in value of these investments was primarily attributable to a sustained decline in market pricing where the wind investments are located, projected net losses for the projects and a reduction in the projected cash distribution to the class of investment owned by Duke Energy.
Other
Duke Energy owns a 25 percent indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia. Duke Energy's economic ownership interest will decrease to 17.5 percent upon successful startup of NMC's polyacetal production facility, which is expected to occur in the second quarter of 2017. Duke Energy will retain 25 percent of the board representation and voting rights of NMC. The investment in NMC is accounted for under the equity method of accounting.
13. RELATED PARTY TRANSACTIONS
The Subsidiary Registrants engage in related party transactions in accordance with the applicable state and federal commission regulations. Refer to the Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Material amounts related to transactions with related parties included in the Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Years Ended December 31,
(in millions)	2016	2015	2014
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$831	$914	$851
Indemnification coverages(b)	22	24	21
JDA revenue(c)	38	51	133
JDA expense(c)	156	183	198
Progress Energy
Corporate governance and shared service expenses(a)	$710	$712	$732
Indemnification coverages(b)	35	38	33
JDA revenue(c)	156	183	198
JDA expense(c)	38	51	133
Intercompany natural gas purchases(d)	19	—	—
Duke Energy Progress
Corporate governance and shared service expenses(a)	$397	$403	$386
Indemnification coverages(b)	14	16	17
JDA revenue(c)	156	183	198
JDA expense(c)	38	51	133
Intercompany natural gas purchases(d)	19	—	—
Duke Energy Florida
Corporate governance and shared service expenses(a)	$313	$309	$346
Indemnification coverages(b)	21	22	16
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$356	$342	$316
Indemnification coverages(b)	5	6	13
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$366	$349	$384
Indemnification coverages(b)	8	9	11

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

(a)
The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These amounts are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.

(b)
The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.

(c)
Duke Energy Carolinas and Duke Energy Progress participate in a JDA which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues on the Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Consolidated Statements of Operations and Comprehensive Income.

(d)
Duke Energy Progress purchases natural gas from Piedmont to supply electric generation facilities. These expenses are recorded in Fuel used in electric generation and purchased power on the Consolidated Statements of Operations and Comprehensive Income.

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 for more information regarding money pool. The net impact of these transactions was not material for the years ended December 31, 2016, 2015 and 2014 for the Subsidiary Registrants.
As discussed in Note 17, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price.
Duke Energy Ohio's nonregulated indirect subsidiary, Duke Energy Commercial Asset Management, LLC (DECAM), owned generating plants included in the Midwest Generation Disposal Group sold to Dynegy on April 2, 2015. On April 1, 2015, Duke Energy Ohio distributed its indirect ownership interest in DECAM to a Duke Energy subsidiary and non-cash settled DECAM's intercompany loan payable of $294 million.
Refer to Note 2 for further information on the sale of the Midwest Generation Disposal Group.
Intercompany Income Taxes
Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and jurisdictional returns. The Subsidiary Registrants have a tax sharing agreement with Duke Energy for the allocation of consolidated tax liabilities and benefits. Income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. The following table includes the balance of intercompany income tax receivables for the subsidiary registrants.

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana
December 31, 2016
Intercompany income tax receivable	$1	$—	$—	$37	$—	$—
Intercompany income tax payable	—	37	90	—	1	3

December 31, 2015
Intercompany income tax receivable	$122	$120	$104	$—	$54	$—
Intercompany income tax payable	—	—	—	96	—	47
14. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price risk and interest rate risk. The primary use of commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Interest rate swaps are used to manage interest rate risk associated with borrowings.
All derivative instruments not identified as NPNS are recorded at fair value as assets or liabilities on the Consolidated Balance Sheets. Cash collateral related to derivative instruments executed under master netting arrangements is offset against the collateralized derivatives on the Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities on the Consolidated Statements of Cash Flows.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. See the Consolidated Statements of Changes in Equity for gains and losses reclassified out of AOCI for the years ended December 31, 2016 and 2015. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business.
Undesignated Contracts
Undesignated contracts include contracts not designated as a hedge because they are accounted for under regulatory accounting and contracts that do not qualify for hedge accounting.
Duke Energy’s interest rate swaps for its regulated operations employ regulatory accounting. With regulatory accounting, the mark-to-market gains or losses on the swaps are deferred as regulatory liabilities or regulatory assets, respectively. Regulatory assets and liabilities are amortized consistent with the treatment of the related costs in the ratemaking process. The accrual of interest on the swaps is recorded as Interest Expense.
In August 2016, Duke Energy unwound $1.4 billion of forward-starting interest rate swaps associated with the Piedmont acquisition financing described in Note 6. The swaps were considered undesignated as they did not qualify for hedge accounting. Losses on the swaps of $190 million are included within Interest Expense on the Consolidated Statements of Operations for the year ended December 31, 2016. See Note 2 for additional information related to the Piedmont acquisition.
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	December 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$750	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,677	$400	$500	$250	$250	$27

	December 31, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$497	$—	$—	$—	$—	$—
Undesignated contracts	1,827	400	500	250	250	27
Total notional amount	$2,324	$400	$500	$250	$250	$27

(a)
Duke Energy includes amounts related to consolidated VIEs of $750 million and $497 million at December 31, 2016 and 2015, respectively. The December 31, 2016, amount includes interest rate swaps related to solar facilities financing with an outstanding notional amount of $300 million, including $81 million of four-year swaps and $219 million of 18-year swaps. See note 6 for additional information related to the solar facilities financing.

COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the prices of electricity purchased and sold in bulk power markets and coal and natural gas purchases. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations. For the Subsidiary Registrants, bulk power electricity and coal and natural gas purchases flow through fuel adjustment clauses, formula based contracts or other cost sharing mechanisms. Differences between the costs included in rates and the incurred costs, including undesignated derivative contracts, are largely deferred as regulatory assets or regulatory liabilities. Piedmont policies allow for the use of financial instruments to hedge commodity price risks, but not for speculative trading. The strategy and objective of these hedging programs are to use the financial instruments to reduce gas cost volatility for customers.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Volumes
The tables below include volumes of outstanding commodity derivatives. Amounts disclosed represent the absolute value of notional volumes of commodity contracts excluding NPNS. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)	147	—	—	—	—	—	147
Natural gas (millions of dekatherms)(a)	890	91	269	118	151	—	1
(a)    Amounts at Duke Energy increased 529 million dekatherms due to the acquisition of Piedmont in 2016.

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)	70	—	—	—	—	34	36
Natural gas (millions of dekatherms)	398	66	332	117	215	—	—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

LOCATION AND FAIR VALUE OF DERIVATIVE ASSETS AND LIABILITIES RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
The following tables show the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Derivative Assets	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$108	$23	$61	$35	$26	$4	$16
Noncurrent	32	10	21	10	11	1	—
Total Derivative Assets – Commodity Contracts	$140	$33	$82	$45	$37	$5	$16
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$19	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	3	—	3	1	2	—	—
Total Derivative Assets – Interest Rate Contracts	$22	$—	$3	$1	$2	$—	$—
Total Derivative Assets	$162	$33	$85	$46	$39	$5	$16

Derivative Liabilities	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$43	$—	$12	$—	$12	$—	$2
Noncurrent	166	1	7	1	—	—	—
Total Derivative Liabilities – Commodity Contracts	$209	$1	$19	$1	$12	$—	$2
Interest Rate Contracts
Designated as Hedging Instruments
Current	$8	$—	$—	$—	$—	$—	$—
Noncurrent	8	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	—	—	—	1	—
Noncurrent	26	15	6	6	—	5	—
Total Derivative Liabilities – Interest Rate Contracts	$43	$15	$6	$6	$—	$6	$—
Total Derivative Liabilities	$252	$16	$25	$7	$12	$6	$2

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Derivative Assets	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$12	$—	$1	$—	$1	$3	$7
Noncurrent	4	—	4	—	4	—	—
Total Derivative Assets – Commodity Contracts	$16	$—	$5	$—	$5	$3	$7
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$3	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	6	—	6	2	2	—	—
Total Derivative Assets – Interest Rate Contracts	$9	$—	$6	$2	$2	$—	$—
Total Derivative Assets	$25	$—	$11	$2	$7	$3	$7

Derivative Liabilities	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$256	$32	$222	$77	$145	$—	$—
Noncurrent	100	8	92	16	71	—	—
Total Derivative Liabilities – Commodity Contracts	$356	$40	$314	$93	$216	$—	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$9	$—	$—	$—	$—	$—	$—
Noncurrent	13	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	4	—	3	—	—	1	—
Noncurrent	15	5	5	5	—	6	—
Total Derivative Liabilities – Interest Rate Contracts	$41	$5	$8	$5	$—	$7	$—
Total Derivative Liabilities	$397	$45	$322	$98	$216	$7	$—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

OFFSETTING ASSETS AND LIABILITIES
The following tables present the line items on the Consolidated Balance Sheets where derivatives are reported. Substantially all of Duke Energy's outstanding derivative contracts are subject to enforceable master netting arrangements. The Gross amounts offset in the tables below show the effect of these netting arrangements on financial position and include collateral posted to offset the net position. The amounts shown are calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

Derivative Assets	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$111	$23	$64	$36	$28	$4	$16
Gross amounts offset	(11)	—	(11)	—	(11)	—	—
Net amounts presented in Current Assets: Other	$100	$23	$53	$36	$17	$4	$16
Noncurrent
Gross amounts recognized	$51	$10	$21	$10	$11	$1	$—
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—
Net amounts presented in Investments and Other Assets: Other	$49	$9	$20	$9	$11	$1	$—

Derivative Liabilities	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$52	$—	$12	$—	$12	$1	$2
Gross amounts offset	(11)	—	(11)	—	(11)	—	—
Net amounts presented in Current Liabilities: Other	$41	$—	$1	$—	$1	$1	$2
Noncurrent
Gross amounts recognized	$200	$16	$13	$7	$—	$5	$—
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—
Net amounts presented in Deferred Credits and Other Liabilities: Other	$198	$15	$12	$6	$—	$5	$—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Derivative Assets	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$18	$—	$7	$2	$3	$3	$7
Gross amounts offset	(3)	—	(2)	—	(2)	—	—
Net amounts presented in Current Assets: Other	$15	$—	$5	$2	$1	$3	$7
Noncurrent
Gross amounts recognized	$7	$—	$4	$—	$4	$—	$—
Gross amounts offset	(4)	—	(4)	—	(4)	—	—
Net amounts presented in Investments and Other Assets: Other	$3	$—	$—	$—	$—	$—	$—

Derivative Liabilities	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$269	$32	$225	$77	$145	$1	$—
Gross amounts offset	(22)	—	(21)	(1)	(20)	—	—
Net amounts presented in Current Liabilities: Other	$247	$32	$204	$76	$125	$1	$—
Noncurrent
Gross amounts recognized	$128	$13	$97	$21	$71	$6	$—
Gross amounts offset	(16)	—	(15)	—	(15)	—	—
Net amounts presented in Deferred Credits and Other Liabilities: Other	$112	$13	$82	$21	$56	$6	$—
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

	December 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$34	$16	$18	$6	$12
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	34	16	18	6	12

	December 31, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$334	$45	$290	$93	$194
Fair value of collateral already posted	30	—	30	—	30
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	304	45	260	93	164
The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative and cash collateral must be executed with the same counterparty under the same master netting arrangement. At December 31, 2015, receivables of $30 million at Duke Energy Florida related to the right to reclaim cash collateral under master netting arrangements were offset against net derivative positions on the Consolidated Balance Sheets of Duke Energy, Progress Energy and Duke Energy Florida.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

15. INVESTMENTS IN DEBT AND EQUITY SECURITIES
TRADING SECURITIES
Investments in debt and equity securities held in rabbi trusts associated with certain deferred compensation plans are classified as trading securities. The fair value of these investments was $5 million at December 31, 2016.
AVAILABLE-FOR-SALE SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as available-for-sale.
Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans and (iii) Bison.
Duke Energy classifies all other investments in debt and equity securities as long-term, unless otherwise noted.
Investment Trusts
The investments within the NDTF investments and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt and equity securities within the Investment Trusts are considered OTTIs and are recognized immediately.
Investments within the Investment Trusts generally qualify for regulatory accounting and accordingly realized and unrealized gains and losses are generally deferred as a regulatory asset or liability.
Other Available-for-Sale Securities
Unrealized gains and losses on all other available-for-sale securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. If an OTTI exists, the unrealized loss is included in earnings based on the criteria discussed below.
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
If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no material credit losses as of December 31, 2016 and 2015.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses(a)	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$111	$—	$—	$179
Equity securities	2,092	54	4,106	1,823	58	3,590
Corporate debt securities	10	8	528	7	8	432
Municipal bonds	3	10	331	5	1	185
U.S. government bonds	10	8	984	11	5	1,254
Other debt securities	—	3	124	—	4	177
Total NDTF	$2,115	$83	$6,184	$1,846	$76	$5,817
Other Investments
Cash and cash equivalents	$—	$—	$25	$—	$—	$29
Equity securities	38	—	104	32	1	95
Corporate debt securities	1	1	66	1	3	92
Municipal bonds	2	1	82	3	1	74
U.S. government bonds	—	1	51	—	—	45
Other debt securities	—	2	42	—	2	62
Total Other Investments(b)	$41	$5	$370	$36	$7	$397
Total Investments	$2,156	$88	$6,554	$1,882	$83	$6,214

(a)	Substantially all these amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
(b)     These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2016
Due in one year or less	$94
Due after one through five years	653
Due after five through 10 years	515
Due after 10 years	946
Total	$2,208
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2016	2015	2014
Realized gains	$246	$193	$271
Realized losses	187	98	105

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses(a)	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$18	$—	$—	$34
Equity securities	1,157	28	2,245	1,021	27	2,094
Corporate debt securities	5	6	354	3	5	292
Municipal bonds	1	2	67	1	—	33
U.S. government bonds	2	5	458	3	3	438
Other debt securities	—	3	116	—	4	147
Total NDTF	$1,165	$44	$3,258	$1,028	$39	$3,038
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(b)	$—	$1	$3	$—	$1	$3
Total Investments	$1,165	$45	$3,261	$1,028	$40	$3,041

(a)	Substantially all these amounts represent OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(b)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2016
Due in one year or less	$3
Due after one through five years	230
Due after five through 10 years	260
Due after 10 years	505
Total	$998
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2016	2015	2014
Realized gains	$157	$158	$109
Realized losses	121	83	93

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

PROGRESS ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses(a)	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$93	$—	$—	$145
Equity securities	935	26	1,861	802	31	1,496
Corporate debt securities	5	2	174	4	3	140
Municipal bonds	2	8	264	4	1	152
U.S. government bonds	8	3	526	8	2	816
Other debt securities	—	—	8	—	—	30
Total NDTF	$950	$39	$2,926	$818	$37	$2,779
Other Investments
Cash and cash equivalents	$—	$—	$21	$—	$—	$18
Municipal bonds	2	—	44	3	—	45
Total Other Investments(b)	$2	$—	$65	$3	$—	$63
Total Investments	$952	$39	$2,991	$821	$37	$2,842

(a)	Substantially all these amounts represent OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(b)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2016
Due in one year or less	$84
Due after one through five years	347
Due after five through 10 years	187
Due after 10 years	398
Total	$1,016
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2016	2015	2014
Realized gains	$84	$33	$157
Realized losses	64	13	11

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses(a)	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$45	$—	$—	$110
Equity securities	704	21	1,505	596	25	1,178
Corporate debt securities	4	1	120	3	2	96
Municipal bonds	2	8	263	4	1	150
U.S. government bonds	5	2	275	6	2	486
Other debt securities	—	—	5	—	—	18
Total NDTF	$715	$32	$2,213	$609	$30	$2,038
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments(b)	$—	$—	$1	$—	$—	$1
Total Investments	$715	$32	$2,214	$609	$30	$2,039

(a)	Substantially all these amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
(b)     These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2016
Due in one year or less	$28
Due after one through five years	190
Due after five through 10 years	142
Due after 10 years	303
Total	$663
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2016	2015	2014
Realized gains	$71	$26	$19
Realized losses	55	11	5

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses(a)	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$48	$—	$—	$35
Equity securities	231	5	356	206	6	318
Corporate debt securities	1	1	54	1	1	44
Municipal bonds	—	—	1	—	—	2
U.S. government bonds	3	1	251	2	—	330
Other debt securities	—	—	3	—	—	12
Total NDTF(b)	$235	$7	$713	$209	$7	$741
Other Investments
Cash and cash equivalents	$—	$—	$4	$—	$—	$6
Municipal bonds	2	—	44	3	—	45
Total Other Investments(c)	$2	$—	$48	$3	$—	$51
Total Investments	$237	$7	$761	$212	$7	$792

(a)	Substantially all these amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(b)
The decrease in estimated fair value of the NDTF as of December 31, 2016, is primarily due to reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

(c)     These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2016
Due in one year or less	$56
Due after one through five years	157
Due after five through 10 years	45
Due after 10 years	95
Total	$353
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Years Ended December 31,
(in millions)	2016	2015	2014
Realized gains	$13	$7	$138
Realized losses	9	2	5

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	December 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses(a)	Fair Value	Gains	Losses(a)	Fair Value
Other Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$2
Equity securities	33	—	79	27	—	71
Corporate debt securities	—	—	2	—	—	2
Municipal bonds	—	1	28	—	1	26
U.S. government bonds	—	—	1	—	—	—
Total Other Investments(b)	$33	$1	$110	$27	$1	$101
Total Investments	$33	$1	$110	$27	$1	$101

(a)	Substantially all these amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
(b)     These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2016
Due in one year or less	$3
Due after one through five years	13
Due after five through 10 years	9
Due after 10 years	6
Total	$31
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the years ended December 31, 2016, 2015 and 2014.
16. FAIR VALUE MEASUREMENTS
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Fair value accounting guidance permits entities to elect to measure certain financial instruments that are not required to be accounted for at fair value, such as equity method investments or the company’s own debt, at fair value. The Duke Energy Registrants have not elected to record any of these items at fair value.
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between Levels 1 and 2 during the years ended December 31, 2016, 2015 and 2014. Transfers out of Level 3 during the year ended December 31, 2014, were the result of forward commodity prices becoming observable due to the passage of time.
Valuation methods of the primary fair value measurements disclosed below are as follows.
Investments in equity securities
The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as the New York Stock Exchange (NYSE) and the NASDAQ Stock Market. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements.
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
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives are primarily valued using internally developed discounted cash flow models which incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or non-performance risk (after reflecting credit enhancements such as collateral) and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate the fair value of gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.
Interest rate derivatives
Most over-the-counter interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties.
Other fair value considerations
See Note 11 for a discussion of the valuation of goodwill and intangible assets. See Note 2 related to the acquisition of Piedmont in 2016 and the purchase of NCEMPA's ownership interests in certain generating assets in 2015.
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
Nuclear decommissioning trust fund equity securities	$4,106	$4,029	$—	$—	$77
Nuclear decommissioning trust fund debt securities	2,078	632	1,446	—	—
Other trading and available-for-sale equity securities	104	104	—	—	—
Other trading and available-for-sale debt securities	266	75	186	5	—
Derivative assets	162	5	136	21	—
Total assets	6,716	4,845	1,768	26	77
Derivative liabilities	(252)	(2)	(63)	(187)	—
Net assets (liabilities)	$6,464	$4,843	$1,705	$(161)	$77

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
Nuclear decommissioning trust fund equity securities	$3,590	$3,418	$—	$—	$172
Nuclear decommissioning trust fund debt securities	2,227	672	1,555	—	—
Other available-for-sale equity securities	95	95	—	—	—
Other available-for-sale debt securities	302	75	222	5	—
Derivative assets	25	—	15	10	—
Total assets	6,239	4,260	1,792	15	172
Derivative liabilities	(397)	—	(397)	—	—
Net assets	$5,842	$4,260	$1,395	$15	$172
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements. Amounts included in earnings for derivatives are primarily included in Operating Revenues.

	December 31, 2016
		Derivatives
(in millions)	Investments	(net)	Total
Balance at beginning of period	$5	$10	$15
Derivative liability resulting from the acquisition of Piedmont	—	(187)	(187)
Purchases, sales, issuances and settlements:
Purchases	—	33	33
Settlements	—	(28)	(28)
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	—	6	6
Balance at end of period	$5	$(166)	$(161)

	December 31, 2015
		Derivatives
(in millions)	Investments	(net)	Total
Balance at beginning of period	$5	$(1)	$4
Total pretax realized or unrealized gains (losses) included in earnings	—	21	21
Purchases, sales, issuances and settlements:
Purchases	—	24	24
Sales	—	(1)	(1)
Settlements	—	(37)	(37)
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	—	4	4
Balance at end of period	$5	$10	$15
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
Nuclear decommissioning trust fund equity securities	$2,245	$2,168	$—	$—	$77
Nuclear decommissioning trust fund debt securities	1,013	178	835	—	—
Other available-for-sale debt securities	3	—	—	3	—
Derivative assets	33	—	33	—	—
Total assets	3,294	2,346	868	3	77
Derivative liabilities	(16)	—	(16)	—	—
Net assets	$3,278	$2,346	$852	$3	$77

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
Nuclear decommissioning trust fund equity securities	$2,094	$1,922	$—	$—	$172
Nuclear decommissioning trust fund debt securities	944	246	698	—	—
Other available-for-sale debt securities	3	—	—	3	—
Total assets	3,041	2,168	698	3	172
Derivative liabilities	(45)	—	(45)	—	—
Net assets	$2,996	$2,168	$653	$3	$172
There was no change to the Level 3 balance during the years ended December 31, 2016 and 2015.

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,861	$1,861	$—
Nuclear decommissioning trust fund debt securities	1,065	454	611
Other available-for-sale debt securities	65	21	44
Derivative assets	85	—	85
Total assets	3,076	2,336	740
Derivative liabilities	(25)	—	(25)
Net assets	$3,051	$2,336	$715

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,496	$1,496	$—
Nuclear decommissioning trust fund debt securities	1,283	426	857
Other available-for-sale debt securities	63	18	45
Derivative assets	11	—	11
Total assets	2,853	1,940	913
Derivative liabilities	(322)	—	(322)
Net assets	$2,531	$1,940	$591

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,505	$1,505	$—
Nuclear decommissioning trust fund debt securities and other	708	207	501
Other available-for-sale debt securities and other	1	1	—
Derivative assets	46	—	46
Total assets	2,260	1,713	547
Derivative liabilities	(7)	—	(7)
Net assets	$2,253	$1,713	$540

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,178	$1,178	$—
Nuclear decommissioning trust fund debt securities and other	860	141	719
Other available-for-sale debt securities and other	1	1	—
Derivative assets	2	—	2
Total assets	2,041	1,320	721
Derivative liabilities	(98)	—	(98)
Net assets	$1,943	$1,320	$623
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$356	$356	$—
Nuclear decommissioning trust fund debt securities and other	357	247	110
Other available-for-sale debt securities and other	48	4	44
Derivative assets	39	—	39
Total assets	800	607	193
Derivative liabilities	(12)	—	(12)
Net assets	$788	$607	$181

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$318	$318	$—
Nuclear decommissioning trust fund debt securities and other	423	285	138
Other available-for-sale debt securities and other	51	6	45
Derivative assets	7	—	7
Total assets	799	609	190
Derivative liabilities	(216)	—	(216)
Net assets (liabilities)	$583	$609	$(26)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 14.

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$5	$—	$—	$5
Derivative liabilities	(6)	—	(6)	—
Net (liabilities) assets	$(1)	$—	$(6)	$5

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$3	$—	$—	$3
Derivative liabilities	(7)	—	(7)	—
Net (liabilities) assets	$(4)	$—	$(7)	$3
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2016	2015
Balance at beginning of period	$3	$(18)
Total pretax realized or unrealized gains (losses) included in earnings	—	21
Purchases, sales, issuances and settlements:
Purchases	5	5
Settlements	(5)	(5)
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	2	—
Balance at end of period	$5	$3
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type.

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$79	$79	$—	$—
Other available-for-sale debt securities and other	31	—	31	—
Derivative assets	16	—	—	16
Total assets	126	79	31	16
Derivative liabilities	(2)	(2)	—	—
Net assets	$124	$77	$31	$16

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$71	$71	$—	$—
Other available-for-sale debt securities and other	30	2	28	—
Derivative assets	7	—	—	7
Net assets	$108	$73	$28	$7

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2016	2015
Balance at beginning of period	$7	$14
Purchases, sales, issuances and settlements:
Purchases	29	19
Settlements	(24)	(30)
Total gains included on the Consolidated Balance Sheet as regulatory assets or liabilities	4	4
Balance at end of period	$16	$7
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2016
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(187)	Discounted cash flow	Forward natural gas curves - price per million British thermal unit (MMBtu)	$2.31	-	$4.18
Financial Transmission Rights (FTRs)	21	RTO auction pricing	FTR price – per megawatt-hour (MWh)	(0.83)	-	9.32
Total Level 3 derivatives	$(166)
Duke Energy Ohio	$5	RTO auction pricing	FTR price – per MWh	$0.77	-	$3.52
Duke Energy Indiana	16	RTO auction pricing	FTR price – per MWh	(0.83)	-	9.32

	December 31, 2015
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy	$10	RTO auction pricing	FTR price – per MWh	$(0.74)	-	$7.29
Duke Energy Ohio	3	RTO auction pricing	FTR price – per MWh	0.67	-	2.53
Duke Energy Indiana	7	RTO auction pricing	FTR price – per MWh	(0.74)	-	7.29
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	December 31, 2016		December 31, 2015
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$47,895	$49,161	$38,868	$41,767
Duke Energy Carolinas	9,603	10,494	8,367	9,156
Progress Energy	17,541	19,107	14,464	15,856
Duke Energy Progress	7,011	7,357	6,518	6,757
Duke Energy Florida	6,125	6,728	4,266	4,908
Duke Energy Ohio	1,884	2,020	1,598	1,724
Duke Energy Indiana	3,786	4,260	3,768	4,219
At both December 31, 2016 and December 31, 2015, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and non-recourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

17. VARIABLE INTEREST ENTITIES
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
CONSOLIDATED VIEs
The obligations of these VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2016, 2015 and 2014, or is expected to be provided in the future, that was not previously contractually required.
Receivables Financing – DERF/DEPR/DEFR
Duke Energy Receivables Finance Company, LLC (DERF), Duke Energy Progress Receivables, LLC (DEPR) and Duke Energy Florida Receivables, LLC (DEFR) are bankruptcy remote, special purpose subsidiaries of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively. DERF, DEPR and DEFR are wholly owned limited liability companies with separate legal existence from their parent companies and their assets are not generally available to creditors of their parent companies. On a revolving basis, DERF, DEPR and DEFR buy certain accounts receivable arising from the sale of electricity and related services from their parent companies.
DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the credit facilities are reflected on the Consolidated Balance Sheets as Long-Term Debt.
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida consolidate DERF, DEPR and DEFR, respectively, as they make those decisions.
Receivables Financing – CRC
CRC is a bankruptcy remote, special purpose entity indirectly owned by Duke Energy. On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity, natural gas and related services from Duke Energy Ohio and Duke Energy Indiana. CRC borrows amounts under a credit facility to buy the receivables from Duke Energy Ohio and Duke Energy Indiana. Borrowing availability from the credit facility is limited to the amount of qualified receivables sold to CRC. The sole source of funds to satisfy the related debt obligation is cash collections from the receivables. Amounts borrowed under the credit facility are reflected on Duke Energy's Consolidated Balance Sheets as Long-Term Debt.
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
CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the activities that most significantly impact the economic performance of the entity are not performed by the equity holder and (iii) deficiencies in net worth of CRC are funded by Duke Energy. The most significant activities that impact the economic performance of CRC are decisions made to manage delinquent receivables. Duke Energy consolidates CRC as it makes these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidate CRC.
Receivables Financing – Credit Facilities
The following table outlines amounts and expiration dates of the credit facilities described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
	CRC	DERF	DEPR	DEFR
Expiration date	December 2018	December 2018	February 2019	April 2019
Credit facility amount (in millions)	$325	$425	$300	$225
Amounts borrowed at December 31, 2016	325	425	300	225
Amounts borrowed at December 31, 2015	325	425	254	225
Nuclear Asset-Recovery Bonds – DEFPF
DEFPF is a bankruptcy remote, wholly owned special purpose subsidiary of Duke Energy Florida. DEFPF was formed in 2016 for the sole purpose of issuing nuclear asset-recovery bonds to finance Duke Energy Florida's unrecovered regulatory asset related to Crystal River Unit 3.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

In June 2016, DEFPF issued $1,294 million of senior secured bonds and used the proceeds to acquire nuclear asset-recovery property from Duke Energy Florida. The nuclear asset-recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable nuclear asset-recovery charge from all Duke Energy Florida retail customers until the bonds are paid in full and all financing costs have been recovered. The nuclear asset-recovery bonds are secured by the nuclear asset-recovery property and cash collections from the nuclear asset-recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Florida. For additional information see Notes 4 and 6.
DEFPF is considered a VIE primarily because the equity capitalization is insufficient to support its operations. Duke Energy Florida has the power to direct the significant activities of the VIE as described above and therefore Duke Energy Florida is considered the primary beneficiary and consolidates DEFPF.
The following table summarizes the impact of DEFPF on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	December 31, 2016
Receivables of VIEs	$6
Regulatory Assets: Current	50
Current Assets: Other	53
Regulatory Assets and Deferred Debits: Regulatory assets	1,142
Current Liabilities: Other	17
Current maturities of long-term debt	62
Long-Term Debt	1,217
Commercial Renewables
Certain of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. Assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The activities that most significantly impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating PPAs, engineering, procurement and construction and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidates the entities as it is responsible for all of these decisions. The table below presents material balances reported on Duke Energy's Consolidated Balance Sheets related to renewables VIEs.

(in millions)	December 31, 2016	December 31, 2015
Current Assets: Other	$223	$138
Property, plant and equipment, cost	3,419	2,015
Accumulated depreciation and amortization	(453)	(321)
Current maturities of long-term debt	198	108
Long-Term Debt	1,097	968
Deferred Credits and Other Liabilities: Deferred income taxes	275	289
Deferred Credits and Other Liabilities: Other	252	33
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Consolidated Balance Sheets.

	December 31, 2016
	Duke Energy
					Duke	Duke
	Pipeline	Commercial			Energy	Energy
(in millions)	Investments	Renewables	Other	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$82	$101
Investments in equity method unconsolidated affiliates	487	174	90	751	—	—
Investments and other assets	12	—	—	12	—	—
Total assets	$499	$174	$90	$763	$82	$101
Other current liabilities	—	—	3	3	—	—
Deferred credits and other liabilities	—	—	13	13	—	—
Total liabilities	$—	$—	$16	$16	$—	$—
Net assets (liabilities)	$499	$174	$74	$747	$82	$101

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2015
	Duke Energy
					Duke	Duke
	Pipeline	Commercial			Energy	Energy
(in millions)	Investments	Renewables	Other	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$47	$60
Investments in equity method unconsolidated affiliates	113	235	39	387		—
Total assets	$113	$235	$39	$387	$47	$60
Other current liabilities	—	—	3	3	—	—
Deferred credits and other liabilities	—	—	14	14	—	—
Total liabilities	$—	$—	$17	$17	$—	$—
Net assets	$113	$235	$22	$370	$47	$60
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, some of which are reflected in the table above as Deferred credits and other liabilities. For more information on various guarantees, refer to Note 7.
Pipeline Investments
Duke Energy has investments in various joint ventures with pipeline projects currently under construction. These entities are considered VIEs due to having insufficient equity to finance their own activities without subordinated financial support. Duke Energy does not have the power to direct the activities that most significantly impact the economic performance, the obligation to absorb losses or the right to receive benefits of these VIEs and therefore does not consolidate these entities. The table below presents Duke Energy's ownership interest and investment balance in in these joint ventures.

		Investment Amount (in millions)
	Ownership	December 31,	December 31,
Entity Name	Interest(a)	2016	2015
ACP	47%	$265	$52
Sabal Trail	7.5%	140	61
Constitution	24%	82	—
Total		$487	$113

(a)
The percentages presented reflect Duke Energy's ownership interest as of December 31, 2016. The investment amount presented for ACP as of December 31, 2015, reflects 40 percent ownership interest prior to acquiring an additional 7 percent as a result of the Piedmont acquisition. See Notes 2 and 4 for additional information related to the Piedmont acquisition and increased ownership of ACP.

Commercial Renewables
Duke Energy has investments in various renewable energy project entities. Some of these entities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. Duke Energy does not consolidate these VIEs because power to direct and control key activities is shared jointly by Duke Energy and other owners.
During the year ended December 31, 2016, Duke Energy recorded a $71 million pretax OTTI of certain wind project investments within Equity in earnings (losses) of unconsolidated affiliates on Duke Energy's Consolidated Statements of Operations. See Note 12 for additional information related to the OTTI.
Other
Duke Energy holds a 50 percent equity interest in DATC. DATC is considered a VIE due to having insufficient equity to finance their own activities without subordinated financial support. The activities that most significantly impact DATC's economic performance are decisions related to investing in existing and development of new transmission facilities. The power to direct these activities is jointly and equally shared by Duke Energy and the other joint venture partner, American Transmission Company, LLC, therefore Duke Energy does not consolidate DATC.
Duke Energy holds a 50 percent equity interest in Pioneer. Pioneer is considered a VIE due to having insufficient equity to finance their own activities without subordinated financial support. The activities that most significantly impact Pioneer's economic performance are decisions related to the development of new transmission facilities. The power to direct these activities is jointly and equally shared by Duke Energy and the other joint venture partner, American Electric Power, therefore Duke Energy does not consolidate Pioneer.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE due to having insufficient equity to finance their activities without subordinated financial support. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization, and interest expense are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business, including costs associated with its 2,256 MW of coal-fired generation capacity. Deterioration in the credit quality, or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking could result in future increased cost allocations.
CRC
See discussion under Consolidated VIEs for additional information related to CRC.
Amounts included in Receivables from affiliated companies in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value. Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated bases of the subordinated notes are not materially different than their face value because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined that an OTTI has occurred.
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2016	2015	2016	2015
Anticipated credit loss ratio	0.5%	0.6%	0.3%	0.3%
Discount rate	1.5%	1.2%	1.5%	1.2%
Receivable turnover rate	13.3%	12.9%	10.6%	10.6%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	2016	2015	2016	2015
Receivables sold	$267	$233	$306	$260
Less: Retained interests	82	47	101	60
Net receivables sold	$185	$186	$205	$200
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Sales
Receivables sold	$1,926	$1,963	$2,246	$2,635	$2,627	$2,913
Loss recognized on sale	9	9	11	11	11	11
Cash Flows
Cash proceeds from receivables sold	1,882	1,995	2,261	2,583	2,670	2,932
Collection fees received	1	1	1	1	1	1
Return received on retained interests	2	3	4	5	5	6
Cash flows from the sales of receivables are reflected within Cash Flows From Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted average formula that considers charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is the prior month-end LIBOR plus a fixed rate of 1.00 percent.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

18. COMMON STOCK
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
The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted average number of common stock outstanding to the diluted weighted average number of common stock outstanding.

	Years Ended December 31,
(in millions, except per share amounts)	2016	2015	2014
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$2,567	$2,640	$2,529
Weighted average shares outstanding – basic	691	694	707
Weighted average shares outstanding – diluted	691	694	707
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$3.71	3.80	3.58
Diluted	$3.71	3.80	3.58
Potentially dilutive items excluded from the calculation(a)	2	2	2
Dividends declared per common share	$3.36	3.24	3.15

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Stock Issuance
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
19. SEVERANCE
As part of strategic planning processes launched in 2015, Duke Energy continued to implement targeted cost savings initiatives during 2016 aimed at reducing operations and maintenance expense. The initiatives included efforts to reduce costs through the standardization of processes and systems, leveraging technology and workforce optimization throughout the company.
Also during 2016, Duke Energy and Piedmont announced severance plans covering certain eligible employees whose employment will be involuntarily terminated without cause as a result of Duke Energy's acquisition of Piedmont. These reductions are a part of the synergies expected to be realized with the acquisition. Refer to Note 2 for additional information on the Piedmont acquisition.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

As part of the cost savings initiatives and the Piedmont integration, voluntary and involuntary severance benefit costs were accrued for a total of approximately 600 employees in 2016 and 900 employees in 2015. The following table presents the direct and allocated severance and related expenses recorded by the Duke Energy Registrants. Amounts are included within Operation, maintenance and other on the Consolidated Statements of Operations.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Year Ended December 31, 2016	$118	$39	$40	$23	$17	$3	$7
Year Ended December 31, 2015	142	93	36	28	8	2	6
The table below presents the severance liability for past and ongoing severance plans including the plans described above. Amounts for Duke Energy Indiana and Duke Energy Ohio are not material.

		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Balance at December 31, 2015	$136	$78	$23	$19	$4
Provision/Adjustments	110	18	20	11	9
Cash Reductions	(167)	(83)	(29)	(24)	(5)
Balance at December 31, 2016	$79	$13	$14	$6	$8
20. STOCK-BASED COMPENSATION
The Duke Energy Corporation 2015 Long-Term Incentive Plan (the 2015 Plan) provides for the grant of stock-based compensation awards to employees and outside directors. The 2015 Plan reserves 10 million shares of common stock for issuance. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. However, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards that are exercised or vest in the future. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.
The following table summarizes the total expense recognized by the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2016	2015	2014
Duke Energy	$35	$38	$38
Duke Energy Carolinas	12	14	12
Progress Energy	12	14	14
Duke Energy Progress	7	9	9
Duke Energy Florida	5	5	5
Duke Energy Ohio	2	2	5
Duke Energy Indiana	3	4	3

Duke Energy's pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2016	2015	2014
Restricted stock unit awards	$36	$38	$39
Performance awards	19	23	22
Pretax stock-based compensation cost	$55	$61	$61
Tax benefit associated with stock-based compensation expense	$20	$23	$23
Stock-based compensation costs capitalized	2	3	4

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

RESTRICTED STOCK UNIT AWARDS
Restricted stock unit awards generally vest over periods from immediate to three years. Fair value amounts are based on the market price of Duke Energy's common stock on the grant date. The following table includes information related to restricted stock unit awards.

	Years Ended December 31,
	2016	2015	2014
Shares awarded (in thousands)	684	524	557
Fair value (in millions)	$52	$41	$40
The following table summarizes information about restricted stock unit awards outstanding.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2015	953	$75
Piedmont transfers in	113	79
Granted	684	75
Vested	(525)	73
Forfeited	(86)	76
Outstanding at December 31, 2016	1,139	76
Restricted stock unit awards expected to vest	1,056	76
The total grant date fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $38 million, $41 million and $52 million, respectively. At December 31, 2016, Duke Energy had $27 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of one year, ten months.
PERFORMANCE AWARDS
Stock-based performance awards generally vest after three years if performance targets are met.
Performance awards granted in 2016, 2015 and 2014 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a predefined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant are incorporated within the model.
For performance awards granted in 2016, the model used a risk-free interest rate of 0.9 percent, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 16.1 percent based on Duke Energy's historical volatility over three years using daily stock prices. The performance awards granted in 2016 also contain a performance condition based on Duke Energy's cumulative adjusted EPS.
The following table includes information related to stock-based performance awards.

	Years Ended December 31,
	2016	2015	2014
Shares awarded (in thousands)	675	642	542
Fair value (in millions)	$25	$26	$19
The following table summarizes information about stock-based performance awards outstanding and assumes payout at the maximum level.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2015	1,697	$40
Granted	675	38
Vested	(544)	46
Forfeited	(104)	38
Outstanding at December 31, 2016	1,724	38
Stock-based performance awards expected to vest	1,199	38

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The total grant date fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $25 million, $26 million and $27 million, respectively. At December 31, 2016, Duke Energy had $24 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of one year, ten months.
STOCK OPTIONS
Stock options are granted with a maximum option term of 10 years and with an exercise price not less than the market price of Duke Energy's common stock on the grant date. The following table summarizes information about stock options outstanding.

		Weighted Average
	Stock Options	Exercise Price
	(in thousands)	(per share)
Outstanding at December 31, 2015	103	$69
Exercised	(103)	69
Outstanding at December 31, 2016	—	—
The following table summarizes additional information related to stock options exercised and granted.

	Years Ended December 31,
(in millions)	2016	2015	2014
Intrinsic value of options exercised	$1	$5	$6
Tax benefit related to options exercised	—	2	2
Cash received from options exercised	7	17	25
21. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy or its affiliates maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings based on age, or age and years of service and interest credits. Certain employees are covered under plans that use a final average earnings formula. Under these average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year, four-year, or five-year average earnings, (ii) highest three-year, four-year, or five-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), (iii) highest three-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives. As of January 1, 2014, the qualified and non-qualified non-contributory defined benefit plans are closed to new and rehired non-union and certain unionized employees. Piedmont employees hired or rehired after December 31, 2007, cannot participate in the qualified non-contributory defined benefit plans, but are participants in the Money Purchase Pension (MPP) plan, discussed below.
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.
Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 13.
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its U.S. qualified defined benefit pension plans.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Anticipated Contributions:
2017	$160	$45	$45	$25	$20	$4	$9
Contributions Made:
2016	$155	$43	$43	$24	$20	$5	$9
2015	302	91	83	42	40	8	19
2014	—	—	—	—	—	—	—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$147	$48	$42	$24	$19	$4	$9
Interest cost on projected benefit obligation	335	86	106	49	55	19	28
Expected return on plan assets	(519)	(142)	(168)	(82)	(84)	(27)	(42)
Amortization of actuarial loss	134	33	51	23	29	4	11
Amortization of prior service credit	(17)	(8)	(3)	(2)	(1)	—	(1)
Settlement charge	3	—	—	—	—	—	—
Other	8	2	3	1	1	1	1
Net periodic pension costs(a)(b)	$91	$19	$31	$13	$19	$1	$6

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$159	$50	$44	$23	$20	$4	$10
Interest cost on projected benefit obligation	324	83	104	48	54	18	27
Expected return on plan assets	(516)	(139)	(171)	(79)	(87)	(26)	(42)
Amortization of actuarial loss	166	39	65	33	31	7	13
Amortization of prior service (credit) cost	(15)	(7)	(3)	(2)	(1)	—	1
Other	8	2	3	1	1	—	1
Net periodic pension costs(a)(b)	$126	$28	$42	$24	$18	$3	$10

	Year Ended December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$135	$41	$40	$21	$20	$4	$9
Interest cost on projected benefit obligation	344	85	112	54	57	20	29
Expected return on plan assets	(511)	(132)	(173)	(85)	(85)	(27)	(41)
Amortization of actuarial loss	150	36	68	32	32	4	13
Amortization of prior service credit	(15)	(8)	(3)	(2)	(1)	—	—
Other	8	2	3	1	1	—	1
Net periodic pension costs(a)(b)	$111	$24	$47	$21	$24	$1	$11

(a)
Duke Energy amounts exclude $8 million, $9 million and $10 million for the years ended December 2016, 2015 and 2014, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

(b)
Duke Energy Ohio amounts exclude $4 million, $4 million and $5 million for the years ended December 2016, 2015 and 2014, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory assets, net increase	$214	$4	$34	$18	$16	$2	$9
Accumulated other comprehensive loss (income)
Deferred income tax expense	$4	—	—	—	—	—	—
Prior year service credit arising during the year	(2)	—	—	—	—	—	—
Amortization of prior year actuarial losses	(7)	—	(1)	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(5)	$—	$(1)	$—	$—	$—	$—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory assets, net increase (decrease)	$173	$65	$18	$14	$4	$14	$11
Accumulated other comprehensive (income) loss
Deferred income tax expense	$6	$—	$5	$—	$—	$—	$—
Actuarial losses arising during the year	4	—	—	—	—	—	—
Prior year service credit arising during the year	1	—	—	—	—	—	—
Amortization of prior year actuarial losses	(11)	—	(4)	—	—	—	—
Transfer with the Midwest Generation Disposal Group	3	—	—	—	—	—	—
Reclassification of actuarial losses to regulatory assets	(6)	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(3)	$—	$1	$—	$—	$—	$—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$7,727	$1,995	$2,451	$1,143	$1,276	$453	$649
Obligation assumed from acquisition	352	—	—	—	—	—	—
Service cost	147	48	42	24	19	4	9
Interest cost	335	86	106	49	55	19	28
Actuarial loss	307	46	111	52	57	13	41
Transfers	—	14	(3)	(3)	—	(3)	—
Plan amendments	(52)	(3)	—	—	—	(3)	(15)
Benefits paid	(679)	(234)	(195)	(107)	(84)	(36)	(54)
Impact of settlements	(6)	—	—	—	—	—	—
Obligation at measurement date	$8,131	$1,952	$2,512	$1,158	$1,323	$447	$658
Accumulated Benefit Obligation at measurement date	$8,006	$1,952	$2,479	$1,158	$1,290	$436	$649
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8,136	$2,243	$2,640	$1,284	$1,321	$433	$655
Assets received from acquisition	343	—	—	—	—	—	—
Employer contributions	155	43	43	24	20	5	9
Actual return on plan assets	582	159	190	92	95	29	47
Benefits paid	(679)	(234)	(195)	(107)	(84)	(36)	(54)
Impact of settlements	(6)	—	—	—	—	—	—
Transfers	—	14	(3)	(3)	—	(3)	—
Plan assets at measurement date	$8,531	$2,225	$2,675	$1,290	$1,352	$428	$657
Funded status of plan	$400	$273	$163	$132	$29	$(19)	$(1)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,107	$2,053	$2,557	$1,187	$1,335	$469	$673
Obligation transferred with Midwest Generation Disposal Group	(83)	—	—	—	—	—	—
Service cost	159	50	44	23	20	4	10
Interest cost	324	83	104	48	54	18	27
Actuarial gain	(241)	(53)	(111)	(46)	(62)	(9)	(15)
Transfers	—	8	4	7	(3)	8	—
Plan amendments	(6)	—	—	—	—	—	(4)
Benefits paid	(533)	(146)	(147)	(76)	(68)	(37)	(42)
Obligation at measurement date	$7,727	$1,995	$2,451	$1,143	$1,276	$453	$649
Accumulated Benefit Obligation at measurement date	$7,606	$1,993	$2,414	$1,143	$1,240	$442	$628
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8,498	$2,300	$2,722	$1,321	$1,363	$456	$681
Obligation transferred with Midwest Generation Disposal Group	(81)	—	—	—	—	—	—
Employer contributions	302	91	83	42	40	8	19
Actual return on plan assets	(50)	(10)	(22)	(10)	(11)	(2)	(3)
Benefits paid	(533)	(146)	(147)	(76)	(68)	(37)	(42)
Transfers	—	8	4	7	(3)	8	—
Plan assets at measurement date	$8,136	$2,243	$2,640	$1,284	$1,321	$433	$655
Funded status of plan	$409	$248	$189	$141	$45	$(20)	$6

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Prefunded pension(a)	$518	$273	$225	$132	$91	$6	$—
Noncurrent pension liability(b)	$118	$—	$62	$—	$62	$25	$1
Net asset recognized	$400	$273	$163	$132	$29	$(19)	$(1)
Regulatory assets	$2,098	$476	$805	$378	$426	$81	$171
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(41)	$—	$(6)	$—	$—	$—	$—
Prior service credit	(6)	—	—	—	—	—	—
Net actuarial loss	123	—	16	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$76	$—	$10	$—	$—	$—	$—
Amounts to be recognized in net periodic pension costs in the next year
Unrecognized net actuarial loss	$147	$31	$52	$23	$29	$5	$8
Unrecognized prior service credit	(24)	(8)	(3)	(2)	(1)	—	(2)

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Prefunded pension(a)	$474	$252	$232	$145	$84	$1	$6
Noncurrent pension liability(b)	$65	$4	$43	$4	$39	$21	$—
Net asset recognized	$409	$248	$189	$141	$45	$(20)	$6
Regulatory assets	$1,884	$472	$771	$360	$410	$79	$162
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(45)	$—	$(6)	$—	$—	$—	$—
Prior service credit	(4)	—	—	—	—	—	—
Net actuarial loss	130	—	17	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss(c)	$81	$—	$11	$—	$—	$—	$—

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.

(c)	Excludes accumulated other comprehensive income of $13 million as of December 31, 2015, net of tax, associated with a Brazilian retirement plan.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2016
			Duke	Duke
	Duke	Progress	Energy	Energy
(in millions)	Energy	Energy	Florida	Ohio
Projected benefit obligation	$1,299	$665	$665	$311
Accumulated benefit obligation	1,239	633	633	299
Fair value of plan assets	1,182	604	604	286

	December 31, 2015
			Duke	Duke
	Duke	Progress	Energy	Energy
(in millions)	Energy	Energy	Florida	Ohio
Projected benefit obligation	$1,216	$611	$611	$307
Accumulated benefit obligation	1,158	575	575	298
Fair value of plan assets	1,151	574	574	289
Assumptions Used for Pension Benefits Accounting
The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.
The average remaining service period of active covered employees is nine years for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana.
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2016			2015			2014
Benefit Obligations
Discount rate			4.10%			4.40%			4.10%
Salary increase	4.00%	-	4.50%	4.00%	-	4.40%	4.00%	-	4.40%
Net Periodic Benefit Cost
Discount rate			4.40%			4.10%			4.70%
Salary increase	4.00%	-	4.40%	4.00%	-	4.40%	4.00%	-	4.40%
Expected long-term rate of return on plan assets	6.50%	-	6.75%			6.50%			6.75%
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Years ending December 31,
2017	$585	$162	$159	$84	$74	$35	$49
2018	595	171	159	83	75	33	49
2019	613	177	164	86	76	33	48
2020	632	186	171	90	79	34	47
2021	637	181	175	92	81	35	48
2022 – 2026	3,099	867	890	455	425	161	219

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

NON-QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$2	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	14	1	5	1	2	—	—
Amortization of actuarial loss	8	1	1	1	1	—	—
Amortization of prior service credit	(1)	—	—	—	—	—	—
Net periodic pension costs	$23	$2	$6	$2	$3	$—	$—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$3	$—	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	13	1	4	1	2	—	—
Amortization of actuarial loss	6	—	2	1	2	—	1
Amortization of prior service credit	(1)	—	(1)	—	—	—	—
Net periodic pension costs	$21	$1	$6	$2	$4	$—	$1

	Year Ended December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$3	$—	$1	$1	$—	$—	$—
Interest cost on projected benefit obligation	14	1	5	1	2	—	—
Amortization of actuarial loss	3	—	2	—	—	—	—
Amortization of prior service credit	(1)	—	(1)	—	—	—	—
Net periodic pension costs	$19	$1	$7	$2	$2	$—	$—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory assets, net (decrease) increase	$(3)	$(2)	$2	$1	$1	$—	$(1)
Regulatory liabilities, net increase (decrease)	$—	$—	$—	$—	$—	$—	$—
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$—	$—	$—	$—	$—	$—	$—
Prior service credit arising during the year	(1)	—	—	—	—	—	—
Actuarial loss arising during the year	1	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive loss (income)	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory assets, net (decrease) increase	$(13)	$2	$(16)	$(1)	$(15)	$—	$(1)
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(7)	$—	$(5)	$—	$—	$—	$—
Amortization of prior service credit	1	—	—	—	—	—	—
Actuarial gains arising during the year	17	—	13	—	—	—	—
Net amount recognized in accumulated other comprehensive loss (income)	$11	$—	$8	$—	$—	$—	$—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$341	$16	$112	$33	$46	$4	$5
Obligation assumed from acquisition	5	—	—	—	—	—	—
Service cost	2	—	—	—	—	—	—
Interest cost	14	1	5	1	2	—	—
Actuarial losses (gains)	4	(1)	5	2	1	—	(2)
Plan amendments	(2)	—	—	—	—	—	—
Benefits paid	(32)	(2)	(8)	(3)	(3)	—	—
Obligation at measurement date	$332	$14	$114	$33	$46	$4	$3
Accumulated Benefit Obligation at measurement date	$332	$14	$114	$33	$46	$4	$3
Change in Fair Value of Plan Assets
Benefits paid	$(32)	$(2)	$(8)	$(3)	$(3)	$—	$—
Employer contributions	32	2	8	3	3	—	—
Plan assets at measurement date	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$337	$16	$116	$35	$61	$4	$5
Service cost	3	—	1	—	—	—	—
Interest cost	13	1	4	1	2	—	—
Actuarial losses (gains)	10	1	(1)	—	(14)	—	—
Transfers	4	—	—	—	—	—	—
Benefits paid	(26)	(2)	(8)	(3)	(3)	—	—
Obligation at measurement date	$341	$16	$112	$33	$46	$4	$5
Accumulated Benefit Obligation at measurement date	$336	$16	$112	$33	$46	$4	$5
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	—	—	—	—	—	—	—
Benefits paid	(26)	(2)	(8)	(3)	(3)	—	—
Employer contributions	26	2	8	3	3	—	—
Plan assets at measurement date	$—	$—	$—	$—	$—	$—	$—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current pension liability(a)	$28	$2	$8	$2	$3	$—	$—
Noncurrent pension liability(b)	304	12	106	31	43	4	3
Total accrued pension liability	$332	$14	$114	$33	$46	$4	$3
Regulatory assets	$73	$5	$18	$7	$11	$1	$—
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(3)	$—	$(3)	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—
Net actuarial loss	10	—	9	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$6	$—	$6	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$7	$—	$2	$1	$1	$—	$—
Unrecognized prior service credit	(2)	—	—	—	—	—	—

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current pension liability(a)	$27	$2	$8	$3	$3	$—	$—
Noncurrent pension liability(b)	314	14	104	30	43	4	5
Total accrued pension liability	$341	$16	$112	$33	$46	$4	$5
Regulatory assets	$76	$7	$16	$6	$10	$1	$1
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(3)	$—	$(3)	$—	$—	$—	$—
Net actuarial loss	9	—	9	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$6	$—	$6	$—	$—	$—	$—
(a)    Included in Other within Current Liabilities on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Projected benefit obligation	$332	$14	$114	$33	$46	$4	$3
Accumulated benefit obligation	332	14	114	33	46	4	3

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Projected benefit obligation	$341	$16	$112	$33	$46	$4	$5
Accumulated benefit obligation	336	16	112	33	46	4	5

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Assumptions Used for Pension Benefits Accounting
The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.
The average remaining service period of active covered employees is 10 years for Duke Energy, seven years for Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, 14 years for Progress Energy, 12 years for Duke Energy Progress and 15 years for Duke Energy Florida.
The following tables present the assumptions used for pension benefit accounting.

	December 31,
	2016	2015	2014
Benefit Obligations
Discount rate	4.10%	4.40%	4.10%
Salary increase	4.40%	4.40%	4.40%
Net Periodic Benefit Cost
Discount rate	4.40%	4.10%	4.70%
Salary increase	4.40%	4.40%	4.40%
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Years ending December 31,
2017	$29	$2	$8	$3	$3	$—	$—
2018	25	2	8	3	3	—	—
2019	25	2	8	2	3	—	—
2020	24	2	8	2	3	—	—
2021	24	1	8	2	3	—	—
2021 - 2025	111	5	36	11	15	1	1
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
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2016, 2015 or 2014.
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$3	$1	$1	$—	$1	$—	$—
Interest cost on accumulated post-retirement benefit obligation	35	8	15	8	7	1	4
Expected return on plan assets	(12)	(8)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	6	(3)	22	13	9	(2)	(1)
Amortization of prior service credit	(141)	(14)	(103)	(68)	(35)	—	(1)
Net periodic post-retirement benefit costs(a)(b)	$(109)	$(16)	$(65)	$(47)	$(18)	$(1)	$1

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$6	$1	$1	$1	$1	$—	$1
Interest cost on accumulated post-retirement benefit obligation	36	9	15	8	7	2	4
Expected return on plan assets	(13)	(8)	—	—	—	(1)	(1)
Amortization of actuarial loss (gain)	16	(2)	28	18	10	(2)	(2)
Amortization of prior service credit	(140)	(14)	(102)	(68)	(35)	—	—
Net periodic post-retirement benefit costs(a)(b)	$(95)	$(14)	$(58)	$(41)	$(17)	$(1)	$2

	Year Ended December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$10	$2	$4	$1	$3	$—	$1
Interest cost on accumulated post-retirement benefit obligation	49	12	22	11	12	2	5
Expected return on plan assets	(13)	(9)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	39	3	42	31	10	(2)	—
Amortization of prior service credit	(125)	(11)	(95)	(73)	(21)	—	—
Net periodic post-retirement benefit costs(a)(b)	$(40)	$(3)	$(27)	$(30)	$4	$—	$5

(a)
Duke Energy amounts exclude $8 million, $10 million and $9 million for the years ended December 2016, 2015 and 2014, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

(b)
Duke Energy Ohio amounts exclude $2 million, $3 million and $2 million for the years ended December 2016, 2015 and 2014, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory assets, net increase (decrease)	$53	$—	$47	$38	$9	$—	$(6)
Regulatory liabilities, net increase (decrease)	$(114)	$(22)	$(51)	$(25)	$(26)	$(2)	$(12)
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(2)	$—	$—	$—	$—	$—	$—
Actuarial losses arising during the year	3	—	—	—	—	—	—
Amortization of prior year prior service credit	1	—	1	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$2	$—	$1	$—	$—	$—	$—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory assets, net increase (decrease)	$1	$—	$1	$—	$1	$—	$(7)
Regulatory liabilities, net increase (decrease)	$(92)	$(8)	$(71)	$(36)	$(35)	$2	$(8)
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$2	$—	$(1)	$—	$—	$—	$—
Actuarial losses (gains) arising during the year	(5)	—	2	—	—	—	—
Transfer with the Midwest Generation Disposal Group	(3)	—	—	—	—	—	—
Amortization of prior year prior service credit	3	—	(1)	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(3)	$—	$—	$—	$—	$—	$—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$828	$200	$354	$188	$164	$35	$87
Obligation assumed from acquisition	39	—	—	—	—	—	—
Service cost	3	1	1	—	1	—	—
Interest cost	35	8	15	8	7	1	4
Plan participants' contributions	19	3	7	4	3	1	2
Actuarial (gains) losses	33	5	16	8	8	—	3
Transfers	—	1	—	—	—	—	—
Plan amendments	(1)	—	—	—	—	(1)	—
Benefits paid	(88)	(17)	(36)	(17)	(19)	(4)	(13)
Accumulated post-retirement benefit obligation at measurement date	$868	$201	$357	$191	$164	$32	$83
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$208	$134	$—	$—	$1	$8	$19
Assets received from acquisition	29	—	—	—	—	—	—
Actual return on plan assets	14	8	1	—	—	1	2
Benefits paid	(88)	(17)	(36)	(17)	(19)	(4)	(13)
Employer contributions	62	9	29	13	15	1	12
Plan participants' contributions	19	3	7	4	3	1	2
Plan assets at measurement date	$244	$137	$1	$—	$—	$7	$22

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$916	$220	$379	$207	$170	$39	$96
Service cost	6	1	1	1	1	—	1
Interest cost	36	9	15	8	7	2	4
Plan participants' contributions	20	4	7	4	3	1	2
Actuarial (gains) losses	(39)	(18)	(1)	(13)	11	(3)	1
Transfers	—	2	—	—	—	—	—
Plan amendments	(9)	—	—	—	—	(1)	(4)
Benefits paid	(100)	(18)	(47)	(19)	(28)	(3)	(13)
Obligations transferred with the Midwest Generation Disposal Group	(3)	—	—	—	—	—	—
Accrued retiree drug subsidy	1	—	—	—	—	—	—
Accumulated post-retirement benefit obligation at measurement date	$828	$200	$354	$188	$164	$35	$87
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$227	$145	$—	$(1)	$—	$8	$23
Actual return on plan assets	(1)	(1)	1	1	1	—	(1)
Benefits paid	(100)	(18)	(47)	(19)	(28)	(3)	(13)
Employer contributions	62	4	39	15	25	2	8
Plan participants' contributions	20	4	7	4	3	1	2
Plan assets at measurement date	$208	$134	$—	$—	$1	$8	$19

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current post-retirement liability(a)	$38	$—	$31	$17	$15	$2	$—
Noncurrent post-retirement liability(b)	586	64	325	174	149	23	63
Total accrued post-retirement liability	$624	$64	$356	$191	$164	$25	$63
Regulatory assets	$54	$—	$48	$38	$10	$—	$51
Regulatory liabilities	$174	$46	$—	$—	$—	$19	$71
Accumulated other comprehensive (income) loss
Deferred income tax liability	$5	$—	$—	$—	$—	$—	$—
Prior service credit	(5)	—	—	—	—	—	—
Net actuarial gain	(10)	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(10)	$—	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss (gain)	$10	$(2)	$21	$12	$9	$(2)	$(6)
Unrecognized prior service credit	(115)	(10)	(85)	(55)	(30)	—	(1)

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current post-retirement liability(a)	$37	$—	$31	$16	$15	$2	$—
Noncurrent post-retirement liability(b)	583	66	323	172	149	25	68
Total accrued post-retirement liability	$620	$66	$354	$188	$164	$27	$68
Regulatory assets	$1	$—	$1	$—	$1	$—	$57
Regulatory liabilities	$288	$68	$51	$25	$26	$21	$83
Accumulated other comprehensive (income) loss
Deferred income tax liability	$7	$—	$—	$—	$—	$—	$—
Prior service credit	(6)	—	(1)	—	—	—	—
Net actuarial gain	(13)	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(12)	$—	$(1)	$—	$—	$—	$—

(a)	Included in Other within Current Liabilities on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
Assumptions Used for Other Post-Retirement Benefits Accounting
The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected. The average remaining service period of active covered employees is nine years for Duke Energy, 11 years for Duke Energy Carolinas, eight years for Duke Energy Ohio, nine years for Duke Energy Indiana and Duke Energy Kentucky, seven years for Progress Energy and Duke Energy Progress and eight years for Duke Energy Florida.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2016	2015	2014
Benefit Obligations
Discount rate	4.10%	4.40%	4.10%
Net Periodic Benefit Cost
Discount rate	4.40%	4.10%	4.70%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.75%
Assumed tax rate	35%	35%	35%
Assumed Health Care Cost Trend Rate

	December 31,
	2016	2015
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that rate reaches ultimate trend	2023	2023
Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
1-Percentage Point Increase
Effect on total service and interest costs	$1	$—	$1	$1	$—	$—	$—
Effect on post-retirement benefit obligation	29	7	12	6	5	1	3
1-Percentage Point Decrease
Effect on total service and interest costs	(1)	—	(1)	(1)	—	—	—
Effect on post-retirement benefit obligation	(25)	(6)	(10)	(6)	(5)	(1)	(2)
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Years ending December 31,
2017	$85	$18	$32	$17	$15	$4	$10
2018	81	18	31	16	15	3	9
2019	78	18	31	16	14	3	9
2020	75	18	30	16	14	3	8
2021	72	18	29	15	13	3	7
2021 – 2025	310	76	126	67	58	12	31
PLAN ASSETS
Description and Allocations
Duke Energy Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Master Retirement Trust. Piedmont also has qualified pension (Piedmont Pension Assets) and other post-retirement assets. Approximately 98 percent of the Duke Energy Master Retirement Trust assets were allocated to qualified pension plans and approximately 2 percent were allocated to other post-retirement plans (comprised of 401(h) accounts), as of December 31, 2016 and 2015. The investment objective of the Duke Energy Master Retirement Trust is to achieve reasonable returns, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

As of December 31, 2016, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.50 percent (6.75 percent for Piedmont Pension and OPEB Assets). The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected return. Debt securities are primarily held to hedge the qualified pension plan liability. Hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers or investments.
In 2013, Duke Energy adopted a de-risking investment strategy for the Duke Energy Master Retirement Trust. As the funded status of the pension plans increase, the targeted allocation to fixed-income assets may be increased to better manage Duke Energy’s pension liability and reduce funded status volatility. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.
The Duke Energy Master Retirement Trust is authorized to engage in the lending of certain plan assets. Securities lending is an investment management enhancement that utilizes certain existing securities of the Duke Energy Master Retirement Trust to earn additional income. Securities lending involves the loaning of securities to approved parties. In return for the loaned securities, the Duke Energy Master Retirement Trust receives collateral in the form of cash and securities as a safeguard against possible default of any borrower on the return of the loan under terms that permit the Duke Energy Master Retirement Trust to sell the securities. The Duke Energy Master Retirement Trust mitigates credit risk associated with securities lending arrangements by monitoring the fair value of the securities loaned, with additional collateral obtained or refunded as necessary. The fair value of securities on loan was approximately $156 million and $305 million at December 31, 2016 and 2015, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned at December 31, 2016 and 2015, respectively. Securities lending income earned by the Duke Energy Master Retirement Trust was immaterial for the years ended December 31, 2016, 2015 and 2014, respectively.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.
The following table includes the target asset allocations by asset class at December 31, 2016 and the actual asset allocations for the Duke Energy Master Retirement Trust.

		Actual Allocation at
	Target	December 31,
	Allocation(a)	2016(a)	2015
U.S. equity securities	10%	11%	11%
Non-U.S. equity securities	8%	8%	8%
Global equity securities	10%	10%	10%
Global private equity securities	3%	2%	2%
Debt securities	63%	63%	63%
Hedge funds	2%	2%	2%
Real estate and cash	2%	2%	2%
Other global securities	2%	2%	2%
Total	100%	100%	100%

(a)
Excludes Piedmont Pension Assets, which have a targeted asset allocation of 60 percent return-seeking and 40 percent liability hedging fixed-income. Actual asset allocations were 61 percent return-seeking and 39 percent liability hedging fixed-income at December 31, 2016.

Other post-retirement assets
Duke Energy's other post-retirement assets (OPEB Assets) are comprised of Voluntary Employees' Beneficiary Association trusts and mutual funds within a Piedmont 401(h) account (OPEB Assets exclude 401(h) accounts within the Duke Energy Master Retirement Trust). Duke Energy's investment objective is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants.
The following table presents target and actual asset allocations for the OPEB Assets at December 31, 2016.

		Actual Allocation at
	Target	December 31,
	Allocation	2016	2015
U.S. equity securities	38%	39%	29%
Real estate	2%	2%	—%
Debt securities	45%	37%	28%
Cash	15%	22%	43%
Total	100%	100%	100%

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Fair Value Measurements
Duke Energy classifies recurring and non-recurring fair value measurements based on the fair value hierarchy as discussed in Note 16.
Valuation methods of the primary fair value measurements disclosed below are as follows:
Investments in equity securities
Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the reporting period. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements. When the price of an institutional commingled fund is unpublished, it is not categorized in the fair value hierarchy, even though the funds are readily available at the fair value.
Investments in corporate debt securities and U.S. government securities
Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed-income security is relatively inactive or illiquid, the measurement is Level 3. U.S. Treasury debt is typically Level 2.
Investments in short-term investment funds
Investments in short-term investment funds are valued at the net asset value of units held at year end and are readily redeemable at the measurement date. Investments in short-term investment funds with published prices are valued as Level 1. Investments in short-term investment funds with unpublished prices are valued as Level 2.
Investments in real estate limited partnerships
Investments in real estate limited partnerships are valued by the trustee at each valuation date (monthly). As part of the trustee’s valuation process, properties are externally appraised generally on an annual basis, conducted by reputable, independent appraisal firms, and signed by appraisers that are members of the Appraisal Institute, with the professional designation MAI. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three valuation techniques that can be used to value investments in real estate assets: the market, income or cost approach. The appropriateness of each valuation technique depends on the type of asset or business being valued. In addition, the trustee may cause additional appraisals to be performed as warranted by specific asset or market conditions. Property valuations and the salient valuation-sensitive assumptions of each direct investment property are reviewed by the trustee quarterly and values are adjusted if there has been a significant change in circumstances related to the investment property since the last valuation. Value adjustments for interim capital expenditures are only recognized to the extent that the valuation process acknowledges a corresponding increase in fair value. An independent firm is hired to review and approve quarterly direct real estate valuations. Key inputs and assumptions used to determine fair value includes among others, rental revenue and expense amounts and related revenue and expense growth rates, terminal capitalization rates and discount rates. Development investments are valued using cost incurred to date as a primary input until substantive progress is achieved in terms of mitigating construction and leasing risk at which point a discounted cash flow approach is more heavily weighted. Key inputs and assumptions in addition to those noted above used to determine the fair value of development investments include construction costs and the status of construction completion and leasing. Investments in real estate limited partnerships are valued at net asset value of units held at year end and are not readily redeemable at the measurement date. Investments in real estate limited partnerships are not categorized within the fair value hierarchy.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Master Retirement Trust
The following tables provide the fair value measurement amounts for the Duke Energy Master Retirement Trust qualified pension and other post-retirement assets and Piedmont Pension Assets.

	December 31, 2016
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,472	$1,677	$27	$9	759
Corporate debt securities	4,330	8	4,322	—	—
Short-term investment funds	476	211	265	—	—
Partnership interests	157	—	—	—	157
Hedge funds	232	—	—	—	232
Real estate limited partnerships	144	17	—	—	127
U.S. government securities	734	—	734	—	—
Guaranteed investment contracts	29	—	—	29	—
Governments bonds – foreign	32	—	32	—	—
Cash	17	15	2	—	—
Government and commercial mortgage backed securities	—	—	—	—	—
Net pending transactions and other investments	32	1	6	—	25
Total assets(a)	$8,655	$1,929	$5,388	$38	$1,300

(a)
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana were allocated approximately 27 percent, 30 percent, 15 percent, 15 percent, 5 percent and 8 percent, respectively, of the Duke Energy Master Retirement Trust and Piedmont Pension assets at December 31, 2016. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.

(b)	Certain investments are not categorized. These investments are measured based on the fair value of the underlying investments but may not be readily redeemable at that fair value.

	December 31, 2015
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,160	$1,470	$2	$—	$688
Corporate debt securities	4,362	—	4,362	—	—
Short-term investment funds	404	192	212	—	—
Partnership interests	185	—	—	—	185
Hedge funds	210	—	—	—	210
Real estate limited partnerships	118	—	—	—	118
U.S. government securities	748	—	748	—	—
Guaranteed investment contracts	31	—	—	31	—
Governments bonds – foreign	34	—	34	—	—
Cash	10	10	—	—	—
Government and commercial mortgage backed securities	9	—	9	—	—
Net pending transactions and other investments	(28)	(36)	8	—	—
Total assets(a)	$8,243	$1,636	$5,375	$31	$1,201

(a)
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana were allocated approximately 28 percent, 32 percent, 15 percent, 16 percent, 5 percent and 8 percent, respectively, of the Duke Energy Master Retirement Trust assets at December 31, 2015. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.

(b)	Certain investments are not categorized. These investments are measured based on the fair value of the underlying investments but may not be readily redeemable at that fair value.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides a reconciliation of beginning and ending balances of Duke Energy Master Retirement Trust qualified pension and other post-retirement assets and Piedmont Pension Assets at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

(in millions)	2016	2015
Balance at January 1	$31	$34
Combination of Piedmont Pension Assets	9	—
Sales	(2)	(2)
Total gains (losses) and other, net	—	(1)
Balance at December 31	$38	$31
Other post-retirement assets
The following tables provide the fair value measurement amounts for OPEB Assets.

	December 31, 2016
	Total Fair
(in millions)	Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$14	—	$14	—
Real estate	1	—	1	—
Equity securities	26	—	26	—
Debt securities	25	—	25	—
Total assets	$66	—	$66	—

	December 31, 2015
	Total Fair
(in millions)	Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$18	—	$18	—
Equity securities	12	—	12	—
Debt securities	12	—	12	—
Total assets	$42	—	$42	—

EMPLOYEE SAVINGS PLANS
Retirement Savings Plan
Duke Energy or its affiliates sponsor, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth 401(k) contributions of up to 6 percent of eligible pay per pay period (5 percent for Piedmont employees). Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted EPS.
As of January 1, 2014, for new and rehired non-union and certain unionized employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period, which is subject to a three-year vesting schedule, is provided to the employee’s savings plan account.
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Years ended December 31,
2016	$169	$57	$50	$35	$15	$3	$8
2015	159	54	48	34	13	3	7
2014	143	47	43	30	14	3	7

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Money Purchase Pension Plan
Piedmont sponsors the MPP plan, which is a defined contribution pension plan that allows employees to direct investments and assume risk of investment returns. Under the MPP plan, Piedmont annually deposits a percentage of each participant’s pay into an account of the MPP plan. This contribution equals 4 percent of the participant’s compensation plus an additional 4 percent of compensation above the Social Security wage base up to the IRS compensation limit. The participant is vested in MPP plan after three years of service. No contributions were made to the MPP plan during the three months ended December 31, 2016. In January 2017, a $2.2 million contribution was made to the MPP plan.
22. INCOME TAXES
Income Tax Expense
Components of Income Tax Expense

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current income taxes
Federal	$—	$139	$15	$(59)	$76	$(7)	$7
State	(15)	25	(19)	(25)	22	(13)	6
Foreign	2	—	—	—	—	—	—
Total current income taxes	(13)	164	(4)	(84)	98	(20)	13
Deferred income taxes
Federal	1,064	430	486	350	199	88	202
State	117	45	50	40	25	11	11
Total deferred income taxes(a)	1,181	475	536	390	224	99	213
Investment tax credit amortization	(12)	(5)	(5)	(5)	—	(1)	(1)
Income tax expense from continuing operations	1,156	634	527	301	322	78	225
Tax (benefit) expense from discontinued operations	(30)	—	1	—	—	(36)	—
Total income tax expense included in Consolidated Statements of Operations	$1,126	$634	$528	$301	$322	$42	$225

(a)
Includes benefits of net operating loss (NOL) carryforwards and tax credit carryforwards of $648 million at Duke Energy, $4 million at Duke Energy Carolinas, $190 million at Progress Energy, $60 million at Duke Energy Progress, $49 million at Duke Energy Florida, $26 million at Duke Energy Ohio and $58 million at Duke Energy Indiana.

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current income taxes
Federal	$—	$216	$(193)	$(56)	$1	$(18)	$(86)
State	(12)	14	1	(4)	(7)	(1)	(12)
Foreign	4	—	—	—	—	—	—
Total current income taxes	(8)	230	(192)	(60)	(6)	(19)	(98)
Deferred income taxes
Federal	1,097	345	694	334	290	96	245
State	181	57	27	27	58	5	17
Total deferred income taxes(a)	1,278	402	721	361	348	101	262
Investment tax credit amortization	(14)	(5)	(7)	(7)	—	(1)	(1)
Income tax expense from continuing operations	1,256	627	522	294	342	81	163
Tax expense (benefit) from discontinued operations	89	—	(1)	—	—	22	—
Total income tax expense included in Consolidated Statements of Operations	$1,345	$627	$521	$294	$342	$103	$163

(a)
Includes benefits of NOL carryforwards and utilization of NOL and tax credit carryforwards of $264 million at Duke Energy, $15 million at Duke Energy Carolinas, $119 million at Progress Energy, $21 million at Duke Energy Progress, $84 million at Duke Energy Florida, $3 million at Duke Energy Ohio and $45 million at Duke Energy Indiana.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current income taxes
Federal	$—	$161	$(466)	$(184)	$(53)	$(73)	$(112)
State	56	51	(8)	14	1	3	1
Foreign	6	—	—	—	—	—	—
Total current income taxes	62	212	(474)	(170)	(52)	(70)	(111)
Deferred income taxes
Federal	1,144	407	938	436	350	113	294
State	35	(25)	84	25	52	1	15
Total deferred income taxes(a)(b)	1,179	382	1,022	461	402	114	309
Investment tax credit amortization	(16)	(6)	(8)	(6)	(1)	(1)	(1)
Income tax expense from continuing operations	1,225	588	540	285	349	43	197
Tax expense (benefit) from discontinued operations	149	—	(4)	—	—	(300)	—
Total income tax expense (benefit) included in Consolidated Statements of Operations	$1,374	$588	$536	$285	$349	$(257)	$197

(a)	There were no benefits of NOL carryforwards.

(b)
Includes utilization of NOL carryforwards of $1,544 million at Duke Energy, $345 million at Duke Energy Carolinas, $530 million at Progress Energy, $291 million at Duke Energy Progress, $64 million at Duke Energy Florida, $56 million at Duke Energy Ohio and $141 million at Duke Energy Indiana.

Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2016	2015	2014
Domestic	$3,689	$3,831	$3,637
Foreign	45	79	126
Income from continuing operations before income taxes	$3,734	$3,910	$3,763
Taxes on Foreign Earnings
During 2014, Duke Energy declared a taxable dividend of foreign earnings in the form of notes payable that was expected to result in the repatriation of approximately $2.7 billion of cash held, and expected to be generated, by International businesses over a period of up to eight years. As a result of the decision to repatriate cumulative historical undistributed foreign earnings, Duke Energy recorded U.S. income tax expense of approximately $373 million in 2014. As of December 31, 2014, Duke Energy's intention was to indefinitely reinvest any future undistributed foreign earnings.
In February 2016, Duke Energy announced it had initiated a process to divest the International Disposal Group and, accordingly, no longer intended to indefinitely reinvest post-2014 undistributed foreign earnings. This change in the Company's intent, combined with the extension of bonus depreciation by Congress in late 2015, allowed Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with the historical unremitted foreign earnings by approximately $95 million during the year ended December 31, 2016.
Due to the classification of the International Disposal Group as discontinued operations beginning in the fourth quarter of 2016, income tax amounts related to the International Disposal Group's foreign earnings are presented within (Loss) Income from Discontinued Operations, net of tax on the Consolidated Statements of Operations. In December 2016, Duke Energy closed on the sale of the International Disposal Group in two separate transactions to execute the divestiture. See Note 2 for additional information on the sale.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

Statutory Rate Reconciliation
The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations.

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Income tax expense, computed at the statutory rate of 35 percent	$1,307	$630	$548	$315	$306	$95	$212
State income tax, net of federal income tax effect	64	46	20	10	30	(2)	11
AFUDC equity income	(70)	(36)	(26)	(17)	(9)	(2)	(6)
Renewable energy production tax credits	(97)	—	—	—	—	—	—
Audit adjustment	5	3	—	—	—	—	—
Tax true-up	(14)	(14)	(11)	(3)	(9)	(16)	2
Other items, net	(39)	5	(4)	(4)	4	3	6
Income tax expense from continuing operations	$1,156	$634	$527	$301	$322	$78	$225
Effective tax rate	31.0%	35.2%	33.7%	33.4%	36.9%	28.9%	37.1%

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Income tax expense, computed at the statutory rate of 35 percent	$1,369	$598	$555	$302	$330	$81	$168
State income tax, net of federal income tax effect	109	46	18	15	33	2	2
AFUDC equity income	(58)	(34)	(19)	(17)	(3)	(1)	(4)
Renewable energy production tax credits	(72)	—	(1)	—	—	—	—
Audit adjustment	(22)	—	(23)	1	(24)	—	—
Tax true-up	2	2	(3)	(4)	2	(5)	(9)
Other items, net	(72)	15	(5)	(3)	4	4	6
Income tax expense from continuing operations	$1,256	$627	$522	$294	$342	$81	$163
Effective tax rate	32.1%	36.7%	32.9%	34.2%	36.3%	35.2%	34.0%

	Year Ended December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Income tax expense, computed at the statutory rate of 35 percent	$1,317	$581	$497	$263	$314	$39	$195
State income tax, net of federal income tax effect	59	17	49	25	34	3	10
AFUDC equity income	(47)	(32)	(9)	(9)	—	(1)	(5)
Renewable energy production tax credits	(67)	—	—	—	—	—	—
Other items, net	(37)	22	3	6	1	2	(3)
Income tax expense from continuing operations	$1,225	$588	$540	$285	$349	$43	$197
Effective tax rate	32.6%	35.4%	38.0%	37.9%	38.9%	38.9%	35.5%
Valuation allowances have been established for certain state NOL carryforwards and state income tax credits that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in the State income tax, net of federal income tax effect in the above tables.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DEFERRED TAXES
Net Deferred Income Tax Liability Components

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Deferred credits and other liabilities	$382	$66	$126	$40	$93	$21	$4
Capital lease obligations	60	8	—	—	—	—	1
Pension, post-retirement and other employee benefits	561	16	199	91	96	22	37
Progress Energy merger purchase accounting adjustments(a)	918	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,682	192	1,165	222	232	49	278
Investments and other assets	—	—	—	—	—	3	—
Other	205	16	35	8	—	5	9
Valuation allowance	(96)	—	(12)	—	—	—	—
Total deferred income tax assets	6,712	298	1,513	361	421	100	329
Investments and other assets	(1,892)	(1,149)	(597)	(313)	(297)	—	(21)
Accelerated depreciation rates	(14,872)	(4,664)	(4,490)	(2,479)	(2,038)	(1,404)	(1,938)
Regulatory assets and deferred debits, net	(4,103)	(1,029)	(1,672)	(892)	(780)	(139)	(270)
Total deferred income tax liabilities	(20,867)	(6,842)	(6,759)	(3,684)	(3,115)	(1,543)	(2,229)
Net deferred income tax liabilities	$(14,155)	$(6,544)	$(5,246)	$(3,323)	$(2,694)	$(1,443)	$(1,900)

(a)	Primarily related to capital lease obligations and debt fair value adjustments.
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2016
(in millions)	Amount	Expiration Year
Investment tax credits	$1,143	2027	—	2036
Alternative minimum tax credits	1,151	Indefinite
Federal NOL carryforwards	1,267	2020	—	2036
State NOL carryforwards and credits(a)	248	2017	—	2036
Foreign NOL carryforwards(b)	12	2026	—	2036
Foreign Tax Credits	859	2024	—	2026
Charitable Carryforwards	2	2017	—	2019
Total tax credits and NOL carryforwards	$4,682

(a)	A valuation allowance of $84 million has been recorded on the state NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

(b)	A valuation allowance of $12 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Deferred credits and other liabilities	$201	$38	$115	$25	$66	$29	$5
Capital lease obligations	63	9	—	—	—	—	2
Pension, post-retirement and other employee benefits	580	46	186	92	82	24	40
Progress Energy merger purchase accounting adjustments(a)	1,009	—	—	—	—	—	—
Tax credits and NOL carryforwards	3,631	170	997	163	177	25	215
Investments and other assets	—	—	—	—	—	3	—
Other	206	20	48	2	46	37	20
Valuation allowance	(93)	—	(38)	—	—	—	—
Total deferred income tax assets	5,597	283	1,308	282	371	118	282
Investments and other assets	(1,573)	(1,057)	(412)	(228)	(201)	—	(7)
Accelerated depreciation rates	(12,939)	(4,429)	(4,169)	(2,325)	(1,868)	(1,356)	(1,797)
Regulatory assets and deferred debits, net	(3,633)	(943)	(1,517)	(756)	(762)	(169)	(135)
Total deferred income tax liabilities	(18,145)	(6,429)	(6,098)	(3,309)	(2,831)	(1,525)	(1,939)
Net deferred income tax liabilities	$(12,548)	$(6,146)	$(4,790)	$(3,027)	$(2,460)	$(1,407)	$(1,657)

(a)	Primarily related to capital lease obligations and debt fair value adjustments.
On August 6, 2015, pursuant to N.C. Gen. Stat. 105-130.3C, the North Carolina Department of Revenue announced the North Carolina corporate income tax rate would be reduced from a statutory rate of 5.0 percent to 4.0 percent beginning January 1, 2016. Duke Energy recorded a net reduction of approximately $95 million to its North Carolina deferred tax liability in the third quarter of 2015. The significant majority of this deferred tax liability reduction was offset by recording a regulatory liability pending NCUC determination of the disposition of amounts related to Duke Energy Carolinas and Duke Energy Progress. The impact did not have a significant impact on the financial position, results of operation, or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy or Duke Energy Progress.
On August 4, 2016, pursuant to N.C. Gen. Stat. 105-130.3C, the North Carolina Department of Revenue announced the North Carolina corporate income tax rate would be reduced from a statutory rate of 4.0 percent to 3.0 percent beginning January 1, 2017. Duke Energy recorded a net reduction of approximately $80 million to its North Carolina deferred tax liability in the third quarter of 2016. The significant majority of this deferred tax liability reduction was offset by recording a regulatory liability pending NCUC determination of the disposition of amounts related to Duke Energy Carolinas and Duke Energy Progress. The impact did not have a significant impact on the financial position, results of operation, or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy or Duke Energy Progress.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Ohio	Indiana
Unrecognized tax benefits – January 1	$88	$72	$1	$3	$—	$1
Unrecognized tax benefits increases (decreases)
Gross increases – tax positions in prior periods	—	—	—	—	4	—
Gross decreases – tax positions in prior periods	(4)	(4)	(1)	(1)	—	—
Decreases due to settlements	(68)	(67)	—	—	—	(1)
Reduction due to lapse of statute of limitations	1	—	2	—	—	—
Total changes	(71)	(71)	1	(1)	4	(1)
Unrecognized tax benefits – December 31	$17	$1	$2	$2	$4	$—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Unrecognized tax benefits – January 1	$213	$160	$32	$23	$8	$1
Unrecognized tax benefits increases (decreases)
Gross increases – tax positions in prior periods	—	—	1	1	—	—
Gross decreases – tax positions in prior periods	(48)	(45)	—	—	—	—
Decreases due to settlements	(45)	(43)	—	—	—	—
Reduction due to lapse of statute of limitations	(32)	—	(32)	(21)	(8)	—
Total changes	(125)	(88)	(31)	(20)	(8)	—
Unrecognized tax benefits – December 31	$88	$72	$1	$3	$—	$1

	Year Ended December 31, 2014
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Unrecognized tax benefits – January 1	$230	$171	$32	$22	$8	$1
Unrecognized tax benefits increases (decreases)
Gross increases — tax positions in prior periods	—	—	1	1	—	—
Gross decreases – tax positions in prior periods	(2)	—	—	—	—	—
Decreases due to settlements	(15)	(11)	(1)	—	—	—
Total changes	(17)	(11)	—	1	—	—
Unrecognized tax benefits – December 31	$213	$160	$32	$23	$8	$1
The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits. It is reasonably possible that Duke Energy could reflect an approximate $8 million reduction and Duke Energy Carolinas could reflect an approximate $1 million reduction in unrecognized tax benefits within the next 12 months. All other Duke Energy Registrants do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$8	$1	$2	$2	$—	$—	$—
Amount that if recognized, would be recorded as a component of discontinued operations	5	—	—	—	—	2	—

(a)
Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana are unable to estimate the specific amounts that would affect the effective tax rate versus the regulatory liability.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

OTHER TAX MATTERS
The following tables include interest recognized in the Consolidated Statements of Operations and the Consolidated Balance Sheets.

	Year Ended December 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Net interest income recognized related to income taxes	$—	$—	$1	$—	$2
Net interest expense recognized related to income taxes	—	7	—	—	—
Interest payable related to income taxes	4	23	1	1	—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Net interest income recognized related to income taxes	$12	$—	$2	$2	$1	$1
Net interest expense recognized related to income taxes	—	1	—	—	—	—
Interest receivable related to income taxes	3	—	—	—	—	3
Interest payable related to income taxes	—	14	—	1	—	—

	Year Ended December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Net interest income recognized related to income taxes	$6	$—	$3	$—	$1	$4	$4
Net interest expense recognized related to income taxes	—	1	—	1	—	—	—
Interest receivable related to income taxes	—	—	—	—	—	—	2
Interest payable related to income taxes	13	13	5	3	5	—	—

Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 2015. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2004.
23. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Interest income	$21	$4	$4	$3	$2	$5	$6
AFUDC equity	200	102	76	50	26	6	16
Post in-service equity returns	67	55	12	12	—	—	—
Nonoperating income (expense), other	36	1	22	6	16	(2)	—
Other income and expense, net	$324	$162	$114	$71	$44	$9	$22

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Interest income	$20	$2	$4	$2	$2	$4	$6
AFUDC equity	164	96	54	47	7	3	11
Post in-service equity returns	73	60	13	13	—	—	—
Nonoperating income (expense), other	33	2	26	9	15	(1)	(6)
Other income and expense, net	$290	$160	$97	$71	$24	$6	$11

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Interest income	$16	$4	$3	$—	$2	$8	$6
AFUDC equity	135	91	26	25	—	4	14
Post in-service equity returns	89	71	17	17	—	—	—
Nonoperating income (expense), other	80	6	31	9	18	(2)	2
Other income and expense, net	$320	$172	$77	$51	$20	$10	$22
24. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, commitments and contingencies, and debt and credit facilities see Notes 4, 5 and 6, respectively.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

25. QUARTERLY FINANCIAL DATA (UNAUDITED)
DUKE ENERGY
Quarterly EPS amounts may not sum to the full-year total due to changes in the weighted average number of common shares outstanding and rounding.

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
2016
Operating revenues	$5,377	$5,213	$6,576	$5,577	$22,743
Operating income	1,240	1,259	1,954	888	5,341
Income from continuing operations	577	624	1,001	376	2,578
Income (loss) from discontinued operations, net of tax	122	(112)	180	(598)	(408)
Net income (loss)	699	512	1,181	(222)	2,170
Net income (loss) attributable to Duke Energy Corporation	694	509	1,176	(227)	2,152
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$0.83	$0.90	$1.44	$0.53	$3.71
Diluted	$0.83	$0.90	$1.44	$0.53	$3.71
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$0.18	$(0.16)	$0.26	$(0.86)	$(0.60)
Diluted	$0.18	$(0.16)	$0.26	$(0.86)	$(0.60)
Net income (loss) attributable to Duke Energy Corporation common stockholders
Basic	$1.01	$0.74	$1.70	$(0.33)	$3.11
Diluted	$1.01	$0.74	$1.70	$(0.33)	$3.11
2015
Operating revenues	$5,792	$5,302	$6,202	$5,075	$22,371
Operating income	1,390	1,192	1,606	890	5,078
Income from continuing operations	755	576	890	433	2,654
Income (Loss) from discontinued operations, net of tax	112	(29)	45	49	177
Net income	867	547	935	482	2,831
Net income attributable to Duke Energy Corporation	864	543	932	477	2,816
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.06	$0.83	$1.29	$0.62	$3.80
Diluted	$1.06	$0.83	$1.29	$0.62	$3.80
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$0.16	$(0.05)	$0.06	$0.07	$0.25
Diluted	$0.16	$(0.05)	$0.06	$0.07	$0.25
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.22	$0.78	$1.35	$0.69	$4.05
Diluted	$1.22	$0.78	$1.35	$0.69	$4.05

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Costs to Achieve Mergers (see Note 2)	$(120)	$(111)	$(84)	$(208)	$(523)
Commercial Renewables Impairment (see Note 12)	—	—	(71)	—	(71)
Loss on Sale of International Disposal Group (see Note 2)	—	—	—	(514)	(514)
Impairment of Assets in Central America (see Note 2)	—	(194)	—	—	(194)
Cost Savings Initiatives (see Note 19)	(20)	(24)	(19)	(29)	(92)
Total	$(140)	$(329)	$(174)	$(751)	$(1,394)
2015
Costs to Achieve Mergers	$(21)	$(22)	$(24)	$(30)	$(97)
Edwardsport Settlement (see Note 4)	—	—	(90)	(3)	(93)
Ash Basin Settlement and Penalties (see Note 5)	—	—	(7)	(7)	(14)
State Tax Adjustment related to Midwest Generation Sale	—	(41)	—	—	(41)
Cost Savings Initiatives (see Note 19)	—	—	—	(142)	(142)
Total	$(21)	$(63)	$(121)	$(182)	$(387)
DUKE ENERGY CAROLINAS

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Operating revenues	$1,740	$1,675	$2,226	$1,681	$7,322
Operating income	481	464	815	302	2,062
Net income	271	261	494	140	1,166
2015
Operating revenues	$1,901	$1,707	$2,061	$1,560	$7,229
Operating income	515	483	666	296	1,960
Net income	292	265	383	141	1,081
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Costs to Achieve Mergers	$(11)	$(12)	$(13)	$(68)	$(104)
Cost Savings Initiatives (see Note 19)	(10)	(10)	(8)	(11)	(39)
Total	$(21)	$(22)	$(21)	$(79)	$(143)
2015
Costs to Achieve Mergers	$(9)	$(11)	$(11)	$(16)	$(47)
Ash Basin Settlement and Penalties (see Note 5)	—	—	(1)	(7)	(8)
Cost Savings Initiatives (see Note 19)	—	—	—	(93)	(93)
Total	$(9)	$(11)	$(12)	$(116)	$(148)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

PROGRESS ENERGY

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Operating revenues	$2,332	$2,348	$2,965	$2,208	$9,853
Operating income	475	560	814	292	2,141
Income from continuing operations	212	274	449	104	1,039
Net income	212	274	449	106	1,041
Net income attributable to Parent	209	272	446	104	1,031
2015
Operating revenues	$2,536	$2,476	$2,929	$2,336	$10,277
Operating income	549	504	756	351	2,160
Income from continuing operations	264	217	452	132	1,065
Net income	263	217	451	131	1,062
Net income attributable to Parent	260	215	448	128	1,051
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Costs to Achieve Mergers	$(7)	$(8)	$(10)	$(44)	$(69)
Cost Savings Initiatives (see Note 19)	(8)	(8)	(10)	(14)	(40)
Total	$(15)	$(16)	$(20)	$(58)	$(109)
2015
Costs to Achieve Mergers	$(8)	$(8)	$(8)	$(10)	$(34)
Ash Basin Settlement and Penalties (see Note 5)	—	—	(6)	—	(6)
Cost Savings Initiatives (see Note 19)	—	—	—	(36)	(36)
Total	$(8)	$(8)	$(14)	$(46)	$(76)
DUKE ENERGY PROGRESS

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Operating revenues	$1,307	$1,213	$1,583	$1,174	$5,277
Operating income	258	255	438	135	1,086
Net income	137	131	271	60	599
2015
Operating revenues	$1,449	$1,193	$1,488	$1,160	$5,290
Operating income	316	184	394	130	1,024
Net income	183	85	229	69	566
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Costs to Achieve Mergers	$(5)	$(5)	$(6)	$(40)	$(56)
Cost Savings Initiatives (see Note 19)	(5)	(5)	(7)	(6)	(23)
Total	$(10)	$(10)	$(13)	$(46)	$(79)
2015
Costs to Achieve Mergers	$(5)	$(5)	$(6)	$(6)	$(22)
Ash Basin Settlement and Penalties (see Note 5)	—	—	(6)	—	(6)
Cost Savings Initiatives (see Note 19)	—	—	—	(28)	(28)
Total	$(5)	$(5)	$(12)	$(34)	$(56)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY FLORIDA

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Operating revenues	$1,024	$1,133	$1,381	$1,030	$4,568
Operating income	213	300	373	155	1,041
Net income	110	171	206	64	551
2015
Operating revenues	$1,086	$1,281	$1,436	$1,174	$4,977
Operating income	227	315	357	216	1,115
Net income	113	165	216	105	599
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Costs to Achieve Mergers	$(2)	$(3)	$(4)	$(4)	$(13)
Cost Savings Initiatives (see Note 19)	(2)	(3)	(3)	(9)	(17)
Total	$(4)	$(6)	$(7)	$(13)	$(30)
2015
Costs to Achieve Mergers	$(3)	$(3)	$(3)	$(4)	$(13)
Cost Savings Initiatives (see Note 19)	—	—	—	(8)	(8)
Total	$(3)	$(3)	$(3)	$(12)	$(21)
DUKE ENERGY OHIO

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Operating revenues	$516	$428	$489	$511	$1,944
Operating income	96	55	106	90	347
Income from discontinued operations, net of tax	2	—	34	—	36
Net income	59	23	89	57	228
2015
Operating revenues	$586	$405	$462	$452	$1,905
Operating income	111	43	76	73	303
Income (Loss) from discontinued operations, net of tax	90	(65)	(2)	—	23
Net income (loss)	149	(52)	32	43	172
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Costs to Achieve Mergers	$(1)	$(1)	$(2)	$(2)	$(6)
Cost Savings Initiatives (see Note 19)	(1)	(1)	—	(1)	(3)
Total	$(2)	$(2)	$(2)	$(3)	$(9)
2015
Costs to Achieve Mergers	$(1)	$(1)	$(1)	$(1)	$(4)
Cost Savings Initiatives (see Note 19)	—	—	—	(2)	(2)
Total	$(1)	$(1)	$(1)	$(3)	$(6)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY INDIANA

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Operating revenues	$714	$702	$809	$733	$2,958
Operating income	176	174	239	176	765
Net income	95	85	129	72	381
2015
Operating revenues	$788	$686	$749	$667	$2,890
Operating income	210	146	117	171	644
Net income	108	68	46	94	316
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2016
Costs to Achieve Mergers	$(1)	$(2)	$(3)	$(3)	$(9)
Cost Savings Initiatives (see Note 19)	(1)	(4)	(1)	(1)	(7)
Total	$(2)	$(6)	$(4)	$(4)	$(16)
2015
Costs to Achieve Mergers	$(2)	$(1)	$(2)	$(2)	$(7)
Edwardsport Settlement (see Note 4)	—	—	(90)	(3)	(93)
Cost Savings Initiatives (see Note 19)	—	—	—	(6)	(6)
Total	$(2)	$(1)	$(92)	$(11)	$(106)

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified by the SEC rules and forms.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2016, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Management’s Annual Report On Internal Control Over Financial Reporting
The Duke Energy Registrants’ management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a−15(f) and 15d−15(f). The Duke Energy Registrants’ internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2016, based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2016.
Deloitte & Touche LLP, Duke Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of Duke Energy’s internal control over financial reporting. This attestation report is included in Part II, Item 8 of this Form 10-K. This report is not applicable to the Subsidiary Registrants as these companies are not accelerated or large accelerated filers.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Duke Energy's Executive Officers is set forth in Part I, Item 1, "Business – Executive Officers of the Registrants," in this Annual Report on Form 10-K. Duke Energy will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 10 by reference.
ITEM 11. EXECUTIVE COMPENSATION

Duke Energy will provide information that is responsive to this Item 11 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 11 by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2016, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,224,537	(2)	n/a	8,661,659	(3)
Equity compensation plans not approved by security holders	191,181	(4)	n/a	n/a	(5)
Total	3,415,718		n/a	8,661,659
(1)    As of December 31, 2016, no options were outstanding under equity compensation plans.

(2)
Includes restricted stock units and performance shares (assuming the maximum payout level) granted under the Duke Energy Corporation 2010 Long-Term Incentive Plan or the Duke Energy Corporation 2015 Long-Term Incentive Plan, as well as shares that could be payable with respect to certain compensation deferred under the Duke Energy Corporation Executive Savings Plan (Executive Savings Plan) and the Duke Energy Corporation Directors' Savings Plan (Directors' Savings Plan).

(3)    Includes shares remaining for issuance pursuant to stock awards under the Duke Energy Corporation 2015 Long-Term Incentive Plan.

(4)
Includes shares that could be payable with respect to certain compensation deferred under the Executive Savings Plan and the Directors' Savings Plan, each of which is a non-qualified deferred compensation plan described in more detail below. Upon the acquisition of Piedmont Natural Gas Company, Inc., performance shares granted prior to the acquisition under the Piedmont Natural Gas Company, Inc. Incentive Compensation Plan were converted to restricted stock units payable in shares of Duke Energy common stock. As of December 31, 2016, 109,023 such restricted stock units were outstanding. Following the acquisition, no further stock awards were permitted to be granted under the Piedmont Natural Gas Company, Inc. Incentive Compensation Plan. These converted awards are not listed in the table above.

(5)
The number of shares remaining available for future issuance under equity compensation plans not approved by security holders cannot be determined because it is based on the amount of future voluntary deferrals, if any, under the Executive Savings Plan and the Directors' Savings Plan.

Under the Executive Savings Plan, participants can elect to defer a portion of their base salary and short-term incentive compensation. Participants also receive a company matching contribution in excess of the contribution limits prescribed by the Internal Revenue Code under the Duke Energy Retirement Savings Plan, which is the 401(k) plan in which the named executive officers participate. In general, payments are made following the termination of employment or death in the form of a lump sum or installments, as selected by the participant. Participants may direct the deemed investment of base deferrals, short-term incentive compensation deferrals and matching contributions among investment options available under the Duke Energy Retirement Savings Plan, including the Duke Energy Common Stock Fund. Participants may change their investment elections on a daily basis. Deferrals of equity awards are credited with earnings and losses based on the performance of the Duke Energy Common Stock Fund. The benefits payable under the plan are unfunded and subject to claims of Duke Energy's creditors.
Under the Directors' Savings Plan, outside directors may elect to defer all or a portion of their annual compensation, consisting of retainers and attendance fees. Deferred amounts are credited to an unfunded account, the balance of which is adjusted for the performance of phantom investment options, including the Duke Energy Common Stock Fund, as elected by the director, and generally are paid when the director terminates his or her service from the Board of Directors.

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Duke Energy will provide information that is responsive to this Item 13 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2016 and 2015.

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Types of Fees
Audit Fees(a)	$13.8	$4.9	$5.2	$3.0	$2.2	$0.8	$1.4
Audit-Related Fees(b)	0.7	—	—	—	—	—	—
Tax Fees(c)	0.4	0.1	0.1	0.1	—	—	0.1
Other Fees	0.2	0.1	0.1	0.1	—	—	—
Total Fees	$15.1	$5.1	$5.4	$3.2	$2.2	$0.8	$1.5

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Types of Fees
Audit Fees(a)	$12.4	$4.6	$5.1	$2.9	$2.2	$0.8	$1.3
Audit-Related Fees(b)	2.4	—	—	—	—	1.2	—
Tax Fees(c)	0.2	0.1	—	—	—	—	—
Other Fees	0.1	—	—	—	—	—	—
Total Fees	$15.1	$4.7	$5.1	$2.9	$2.2	$2.0	$1.3

(a)
Audit Fees are fees billed or expected to be billed for professional services for the audit of the Duke Energy Registrants’ financial statements included in the Annual Report on Form 10-K and the review of financial statements included in quarterly reports on Form 10‑Q, for services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements, or for any other service performed by Deloitte to comply with generally accepted auditing standards. Total Fees for Duke Energy in 2016 include amounts for audit work related to Piedmont. For additional information related to acquisition of Piedmont see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions.”

(b)
Audit-Related Fees are fees billed, or expected to be billed, for assurance and related services that are reasonably related to the performance of an audit or review of financial statements, including assistance with acquisitions and divestitures and internal control reviews.

(c)	Tax Fees are fees for tax return assistance and preparation, tax examination assistance and professional services related to tax planning and tax strategy.
To safeguard the continued independence of the independent auditor, the Audit Committee of the Board of Directors of Duke Energy adopted a policy that all services provided by the independent auditor require preapproval by the Audit Committee. Pursuant to the policy, certain audit services, audit-related services, tax services and other services have been specifically preapproved up to fee limits. In the event the cost of any of these services may exceed the fee limits, the Audit Committee must preapprove the service. All services performed in 2016 and 2015 by the independent accountant were approved by the Audit Committee pursuant to their preapproval policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

PART IV

Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Indiana, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
(b) Exhibits – See Exhibit Index immediately following the signature page.

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2017

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr.
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

	Michael J. Angelakis*	William E. Kennard*

	Michael G. Browning*	E. Marie McKee*

	Daniel R. DiMicco*	Charles W. Moorman IV*

	John H. Forsgren*	Carlos A. Saladrigas*

	Ann Maynard Gray*	Thomas E. Skains*

	John T. Herron*	William E. Webster, Jr.*

James B. Hyler, Jr.*
Steven K. Young, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk (*) pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ STEVEN K. YOUNG
Attorney-In-Fact

 Date: February 24, 2017

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2017

DUKE ENERGY CAROLINAS, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr.
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 24, 2017

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2017

PROGRESS ENERGY, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr.
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ JULIA S. JANSON
Julia S. Janson

Date: February 24, 2017

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2017

DUKE ENERGY PROGRESS, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr.
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ DOUGLAS F ESAMANN
Douglas F Esamann

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 24, 2017

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2017

DUKE ENERGY FLORIDA, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr.
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ DOUGLAS F ESAMANN
Douglas F Esamann

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 24, 2017

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2017

DUKE ENERGY OHIO, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr.
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ DOUGLAS F ESAMANN
Douglas F Esamann

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil
Date: February 24, 2017

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2017

DUKE ENERGY INDIANA, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr.
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ MELODY BIRMINGHAM-BYRD
Melody Birmingham-Byrd

/s/ DOUGLAS F ESAMANN
Douglas F Esamann

/s/ KELLEY A. KARN
Kelley A. Karn
Date: February 24, 2017

PART IV

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
2.1
Agreement and Plan of Merger between Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc., dated as of January 8, 2011 (incorporated by reference to Exhibit 2.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 11, 2011, File No. 1-32853).
X
2.2
Agreement and Plan of Merger between Piedmont Natural Gas Company, Duke Energy Corporation and Forest Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to Duke Energy Corporation's Current Report on Form 8-K filed on October 26, 2015, File No. 1-32853).
X
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 20, 2014, File No. 1-32853).	X
3.2	Amended and Restated By-Laws of Duke Energy Corporation (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 4, 2016, File No. 1-32853).	X
3.3	Articles of Organization including Articles of Conversion (incorporated by reference to Exhibit 3.1 to Duke Energy Carolinas, LLC's Current Report on Form 8-K filed on April 7, 2006, File No. 1-4928).		X
3.3.1
Amended Articles of Organization, effective October 1, 2006 (incorporated by reference to Exhibit 3.1 to Duke Energy Carolinas, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 13, 2006, File No. 1-4928).
X
3.4
Amended Articles of Consolidation of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), effective October 23, 1996 (incorporated by reference to Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 13, 1996, File No. 1-1232).
X
3.4.1
Amended Articles of Consolidation, effective October 1, 2006 (incorporated by reference to Exhibit 3.1 to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 17, 2006, File No. 1-1232).
X
3.5	Certificate of Conversion of Duke Energy Indiana, LLC (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on January 4, 2016, File No. 1-3543).							X
3.5.1	Articles of Entity Conversion of Duke Energy Indiana, LLC (incorporated by reference to Exhibit 3.2 to registrant's Current Report on Form 8-K filed on January 4, 2016, File No. 1-3543).							X
3.5.2	Plan of Entity Conversion of Duke Energy Indiana, LLC (incorporated by reference to Exhibit 3.3 to registrant's Current Report on Form 8-K filed on January 4, 2016, File No. 1-3543).							X
3.5.3	Articles of Organization of Duke Energy Indiana, LLC (incorporated by reference to Exhibit 3.4 to registrant's Current Report on Form 8-K filed on January 4, 2016, File No. 1-3543).							X
3.5.4
Limited Liability Company Operating Agreement of Duke Energy Indiana, LLC (incorporated by reference to Exhibit 3.5 to registrant's Current Report on Form 8-K filed on January 4, 2016, File No. 1-3543).
X
3.6
Limited Liability Company Operating Agreement of Duke Energy Carolinas, LLC (incorporated by reference to Exhibit 3.2 to registrant's Current Report on Form 8-K filed on April 7, 2006, File No. 1-4928).
X
3.7
Regulations of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), effective July 23, 2003 (incorporated by reference to Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 13, 2003, File No. 1-1232).
X
3.8
Articles of Organization including Articles of Conversion for Duke Energy Progress, LLC (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3382).
X
3.8.1	Plan of Conversion of Duke Energy Progress, Inc. (incorporated by reference to Exhibit 3.2 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3382).				X
3.8.2
Limited Liability Company Operating Agreement of Duke Energy Progress, LLC (incorporated by reference to Exhibit 3.3 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3382).
X
3.9
Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective June 15, 2000 (incorporated by reference to Exhibit 3(a)(1) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000, File No. 1-3382).
X
3.9.1
Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective December 4, 2000 (incorporated by reference to Exhibit 3(b)(1) to registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002, File No. 1-3382).
X
3.9.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective May 10, 2006 (incorporated by reference to Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-15929).
X
3.9.3
By-Laws of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective May 10, 2006 (incorporated by reference to Exhibit 3(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-15929).
X
4.1	Articles of Conversion for Duke Energy Florida, LLC (incorporated by reference to Exhibit 3.4 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).					X
4.1.1	Articles of Organization for Duke Energy Florida, LLC (incorporated by reference to Exhibit 3.5 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).					X
4.1.2	Plan of Conversion of Duke Energy Florida, Inc. (incorporated by reference to Exhibit 3.6 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).					X
4.1.3
Limited Liability Company Operating Agreement of Duke Energy Florida, LLC (incorporated by reference to Exhibit 3.7 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).
X
4.2
Indenture between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of June 3, 2008 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).
X
4.2.1	First Supplemental Indenture, dated as of June 16, 2008 (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).	X
4.2.2
Second Supplemental Indenture, dated as of January 26, 2009 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 26, 2009, File No. 1-32853).
X
4.2.3	Third Supplemental Indenture, dated as of August 28, 2009 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 28, 2009, File No. 1-32853).	X
4.2.4	Fourth Supplemental Indenture, dated as of March 25, 2010 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on March 25, 2010, File No. 1-32853).	X
4.2.5	Fifth Supplemental Indenture, dated as of August 25, 2011 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 25, 2011, File No. 1-32853).	X
4.2.6
Sixth Supplemental Indenture, dated as of November 17, 2011 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on November 17, 2011, File No. 1-32853).
X
4.2.7
Seventh Supplemental Indenture, dated as of August 16 , 2012 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 16, 2012, File No. 1-32853).
X
4.2.8	Eighth Supplemental Indenture, dated as of January 14, 2013 (incorporated by reference to Exhibit 2 to Duke Energy Corporation's Form 8-A filed on January 14, 2013, File No. 1-32853).	X
4.2.9	Ninth Supplemental Indenture, dated as of June 13, 2013 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 13, 2013, File No. 1-32853).	X
4.2.10
Tenth Supplemental Indenture, dated as of October 11, 2013 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on October 11, 2013, File No. 1-32853).
X
4.2.11	Eleventh Supplemental Indenture, dated as of April 4, 2014 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 4, 2014, File No. 1-32853).	X
4.2.12
Twelfth Supplemental Indenture, dated as of November 19, 2015 (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on November 19, 2015, File No. 1-32853).
X
4.2.13
Thirteenth Supplemental Indenture, dated as of April 18, 2016, to the indenture dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 5, 2016, File No. 1-32853).
X
4.2.14	Fourteenth Supplemental Indenture, dated as of August 12, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 12, 2016, File No. 1-32853).	X
4.3
Senior Indenture between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), dated as of September 1, 1998 (incorporated by reference to Exhibit 4-D-1 to registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-3 filed on April 7, 1999, File No. 333-14209).
X
4.3.1
Fifteenth Supplemental Indenture, dated as of April 3, 2006 (incorporated by reference to Exhibit 4.4.1 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483-03).
X
4.3.2	Sixteenth Supplemental Indenture, dated as of June 5, 2007 (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 6, 2007, File No. 1-4928).		X
4.4
First and Refunding Mortgage from Duke Energy Carolinas, LLC to The Bank of New York Mellon Trust Company, N.A., successor trustee to Guaranty Trust Company of New York, dated as of December 1, 1927 (incorporated by reference to Exhibit 7(a) to registrant's Form S-1, effective October 15, 1947, File No. 2-7224).
X
4.4.1
Instrument of Resignation, Appointment and Acceptance among Duke Energy Carolinas, LLC, JPMorgan Chase Bank, N.A., as Trustee, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of September 24, 2007 (incorporated by reference to Exhibit 4.6.1 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483).
X
4.4.2	Ninth Supplemental Indenture, dated as of February 1, 1949 (incorporated by reference to Exhibit 7(j) to registrant's Form S-1 filed on February 3, 1949, File No. 2-7808).		X
4.4.3	Twentieth Supplemental Indenture, dated as of June 15, 1964 (incorporated by reference to Exhibit 4-B-20 to registrant's Form S-1 filed on August 23, 1966, File No. 2-25367).		X
4.4.4	Twenty-third Supplemental Indenture, dated as of February 1, 1968 (incorporated by reference to Exhibit 2-B-26 to registrant's Form S-9 filed on January 21, 1969, File No. 2-31304).		X
4.4.5
Sixtieth Supplemental Indenture, dated as of March 1, 1990 (incorporated by reference to Exhibit 4-B-61 to registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No.1-4928).
X
4.4.6
Sixty-third Supplemental Indenture, dated as of July 1, 1991 (incorporated by reference to Exhibit 4-B-64 to registrant's Registration Statement on Form S-3 filed on February 13, 1992, File No. 33-45501).
X
4.4.7
Eighty-fourth Supplemental Indenture, dated as of March 20, 2006 (incorporated by reference to Exhibit 4.6.9 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483-03).
X
4.4.8
Eighty-fifth Supplemental Indenture, dated as of January 10, 2008 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on January 11, 2008, File No.1-4928).
X
4.4.9
Eighty-seventh Supplemental Indenture, dated as of April 14, 2008 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on April 15, 2008, File No.1-4928).
X
4.4.10
Eighty-eighth Supplemental Indenture, dated as of November 17, 2008 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on November 20, 2008, File No.1-4928).
X
4.4.11
Ninetieth Supplemental Indenture, dated as of November 19, 2009 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on November 19, 2009, File No.1-4928).
X
4.4.12
Ninety-first Supplemental Indenture, dated as of June 7, 2010 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on June 7, 2010, File No.1-4928).
X
4.4.13
Ninety-third Supplemental Indenture, dated as of May 19, 2011 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on May 19, 2011, File No.1-4928).
X
4.4.14
Ninety-fourth Supplemental Indenture, dated as of December 8, 2011 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on December 8, 2011, File No.1-4928).
X
4.4.15
Ninety-fifth Supplemental Indenture, dated as of September 21, 2012 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on September 21, 2012, File No.1-4928).
X
4.4.16
Ninety-sixth Supplemental Indenture, dated as of March 12, 2015, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC's Current Report on Form 8-K filed on March 12, 2015, File No. 1-4928).
X
4.4.17
Ninety-seventh Supplemental Indenture, dated as of March 11, 2016 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC's Current Report on Form 8-K filed on March 11, 2016, File No. 1-4928).
X
4.4.18
Ninety-eighth Supplemental Indenture, dated as of November 17, 2016 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC's Current Report on Form 8-K filed on November 17, 2016, File No. 1-4928).
X
4.5
Mortgage and Deed of Trust between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (formerly Irving Trust Company) and Frederick G. Herbst (Tina D. Gonzalez, successor), as Trustees, dated as of May 1, 1940.
X
4.5.1
First through Fifth Supplemental Indentures thereto (Exhibit 2(b), File No. 2-64189); the Sixth through Sixty-sixth Supplemental Indentures (Exhibit 2(b)-5, File No. 2-16210; Exhibit 2(b)-6, File No. 2-16210; Exhibit 4(b)-8, File No. 2-19118; Exhibit 4(b)-2, File No. 2-22439; Exhibit 4(b)-2, File No. 2-24624; Exhibit 2(c), File No. 2-27297; Exhibit 2(c), File No. 2-30172; Exhibit 2(c), File No. 2-35694; Exhibit 2(c), File No. 2-37505; Exhibit 2(c), File No. 2-39002; Exhibit 2(c), File No. 2-41738; Exhibit 2(c), File No. 2-43439; Exhibit 2(c), File No. 2-47751; Exhibit 2(c), File No. 2-49347; Exhibit 2(c), File No. 2-53113; Exhibit 2(d), File No. 2-53113; Exhibit 2(c), File No. 2-59511; Exhibit 2(c), File No. 2-61611; Exhibit 2(d), File No. 2-64189; Exhibit 2(c), File No. 2-65514; Exhibits 2(c) and 2(d), File No. 2-66851; Exhibits 4(b)-1, 4(b)-2, and 4(b)-3, File No. 2-81299; Exhibits 4(c)-1 through 4(c)-8, File No. 2-95505; Exhibits 4(b) through 4(h), File No. 33-25560; Exhibits 4(b) and 4(c), File No. 33-33431; Exhibits 4(b) and 4(c), File No. 33-38298; Exhibits 4(h) and 4(i), File No. 33-42869; Exhibits 4(e)-(g), File No. 33-48607; Exhibits 4(e) and 4(f), File No. 33-55060; Exhibits 4(e) and 4(f), File No. 33-60014; Exhibits 4(a) and 4(b) to Post-Effective Amendment No. 1, File No. 33-38349; Exhibit 4(e), File No. 33-50597; Exhibit 4(e) and 4(f) to Registration Statement on Form S-3, File No. 33-57835, filed on February 24, 1995; Exhibit to the Current Report on Form 8-K filed on August 28, 1997, File No. 1-3382; Exhibit 4(b) to Registration Statement on Form S-3, File No. 333-69237, filed on December 18, 1998; and Exhibit 4(c) to the Current Report on Form 8-K filed on March 19, 1999, File No. 1-3382).
X
4.5.2
Seventy-second Supplemental Indenture, dated as of September 1, 2003 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on September 12, 2003, File No. 1-3382).
X
4.5.3
Seventy-third Supplemental Indenture, dated as of March 1, 2005 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 22, 2005, File No. 1-3382).
X
4.5.4
Seventy-fourth Supplemental Indenture, dated as of November 1, 2005 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on November 30, 2005, File No. 1-3382).
X
4.5.5
Seventy-fifth Supplemental Indenture, dated as of March 1, 2008 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 13, 2008, File No. 1-3382).
X
4.5.6
Seventy-sixth Supplemental Indenture, dated as of January 1, 2009 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on January 15, 2009, File No. 1-3382).
X
4.5.7
Seventy-seventh Supplemental Indenture, dated as of June 18, 2009 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on June 23, 2009, File No. 1-3382).
X
4.5.8
Seventy-eighth Supplemental Indenture, dated as of September 1, 2011 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on September 15, 2011, File No. 1-3382).
X
4.5.9
Seventy-ninth Supplemental Indenture, dated as of May 1, 2012 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on May 18, 2012, File No. 1-3382).
X
4.5.10
Eightieth Supplemental Indenture, dated as of March 1, 2013 (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 12, 2013, File No. 1-3382).
X
4.5.11
Eighty-second Supplemental Indenture, dated as of March 1, 2014, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on March 6, 2014, File No. 1-3382).
X
4.5.12
Eighty-third Supplemental Indenture, dated as of November 1, 2014, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on November 20, 2014, File No. 1-3382).
X
4.5.13
Eighty-fifth Supplemental Indenture, dated as of August 1, 2015 (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, LLC's Current Report on Form 8-K filed on August 13, 2015, File No. 1-3382).
X
4.5.14	Eighty-sixth Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 16, 2016, File No. 1-15929).				X
4.6
Indenture (for Debt Securities) between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (successor in interest to The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed on November 5, 1999, File No. 1-3382).
X
4.7
Indenture (for [Subordinated] Debt Securities) (open ended) (incorporated by reference to Exhibit 4(a)(2) to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Registration Statement on Form S-3 filed on November 18, 2008, File No. 333-155418).
X
4.8
Indenture (for First Mortgage Bonds) between Duke Energy Florida, Inc. (formerly Florida Power Corporation) and The Bank of New York Mellon (as successor to Guaranty Trust Company of New York and The Florida National Bank of Jacksonville), as Trustee, dated as of January 1, 1944 (incorporated by reference to Exhibit B-18 to registrant's Form A-2, File No. 2-5293).
X
4.8.1
Seventh Supplemental Indenture (incorporated by reference to Exhibit 4(b) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 27, 1991, File No. 33-16788).
X
4.8.2
Eighth Supplemental Indenture (incorporated by reference to Exhibit 4(c) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 27, 1991, File No. 33-16788).
X
4.8.3
Sixteenth Supplemental Indenture (incorporated by reference to Exhibit 4(d) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 27, 1991, File No. 33-16788).
X
4.8.4
Twenty-ninth Supplemental Indenture (incorporated by reference to Exhibit 4(c) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 17, 1982, File No. 2-79832).
X
4.8.5
Thirty-eighth Supplemental Indenture, dated as of July 25, 1994 (incorporated by reference to exhibit 4(f) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on August 29, 1994, File No. 33-55273).
X
4.8.6
Forty-first Supplemental Indenture, dated as of February 1, 2003 (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Duke Energy Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on February 21, 2003, File No. 1-3274).
X
4.8.7
Forty-second Supplemental Indenture, dated as of April 1, 2003 (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 11, 2003, File No. 1-3274).
X
4.8.8
Forty-third Supplemental Indenture, dated as of November 1, 2003 (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on November 21, 2003, File No. 1-3274).
X
4.8.9
Forty-fourth Supplemental Indenture, dated as of August 1, 2004 (incorporated by reference to Exhibit 4(m) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005, File No. 1-3274).
X
4.8.10
Forty-sixth Supplemental Indenture, dated as of September 1, 2007 (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on September 19, 2007, File No. 1-3274).
X
4.8.11
Forty-seventh Supplemental Indenture, dated as of December 1, 2007 (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on December 13, 2007, File No. 1-3274).
X
4.8.12
Forty-eighth Supplemental Indenture, dated as of June 1, 2008 (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on June 18, 2008, File No. 1-3274).
X
4.8.13
Forty-ninth Supplemental Indenture, dated as of March 1, 2010 (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on March 25, 2010, File No. 1-3274).
X
4.8.14
Fiftieth Supplemental Indenture, dated as of August 11, 2011 (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on August 18, 2011, File No. 1-3274).
X
4.8.15
Fifty-first Supplemental Indenture, dated as of November 1, 2012 (incorporated by reference to Exhibit 4.1 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on November 20, 2012, File No. 1-3274).
X
4.8.16	Fifty-third Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 9, 2016, File No. 1-03274).					X
4.9
Indenture (for Debt Securities) between Duke Energy Florida, Inc. (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) and The Bank of New York Mellon Trust Company, National Association (successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, dated as of December 7, 2005 (incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed on December 13, 2005, File No. 1-3274).
X
4.10
Indenture (for [Subordinated] Debt Securities) (open ended) (incorporated by reference to Exhibit 4(a)(2) Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Registration Statement on Form S-3 filed on November 18, 2008, File No. 333-155418).
X
4.11
Original Indenture (Unsecured Debt Securities) between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of May 15, 1995 (incorporated by reference to Exhibit 3 to registrant's Form 8-A filed on July 27, 1995, File No. 1-1232).
X
4.11.1
First Supplemental Indenture, dated as of June 1, 1995 (incorporated by reference to Exhibit 4 B to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 filed on August 11, 1995, File No. 1-1232).
X
4.11.2
Seventh Supplemental Indenture, dated as of June 15, 2003 (incorporated by reference to Exhibit 4.1 to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 13, 2003, File No. 1-1232).
X
4.12
Original Indenture (First Mortgage Bonds) between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of August 1, 1936 (incorporated by reference to an exhibit to registrant's Registration Statement No. 2-2374).
X
4.12.1
Fortieth Supplemental Indenture, dated as of March 23, 2009 (incorporated by reference to Exhibit 4.1 to Duke Energy Ohio, Inc.’s (formerly The Cincinnati Gas & Electric Company) Current Report on Form 8-K filed on March 24, 2009, File No. 1-1232).
X
4.12.2
Forty-second Supplemental Indenture, dated as of September 6, 2013 (incorporated by reference to Exhibit 4.1 to Duke Energy Ohio, Inc.’s (formerly The Cincinnati Gas & Electric Company) Current Report on Form 8-K filed on September 6, 2013, File No. 1-1232).
X
4.12.3	Forty-fourth Supplemental Indenture, dated as of June 23, 2016 (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 23, 2016, File No. 1-1232).						X
4.13
Indenture between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of November 15, 1996 (incorporated by reference to Exhibit 4(v) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 27, 1997, File No. 1-3543).
X
4.13.1
Third Supplemental Indenture, dated as of March 15, 1998 (incorporated by reference to Exhibit 4 to Duke Energy Indiana, LLC's (formerly PSI Energy, Inc.) Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 27, 1998, File No. 1-3543).
X
4.13.2
Eighth Supplemental Indenture, dated as of September 23, 2003 (incorporated by reference to Exhibit 4.2 to Duke Energy Indiana, LLC's (formerly PSI Energy, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 13, 2003,  File No. 1-3543).
X
4.13.3
Ninth Supplemental Indenture, dated as of October 21, 2005 (incorporated by reference to Exhibit 4.7.3 to Duke Energy Indiana, LLC's (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633).
X
4.13.4
Tenth Supplemental Indenture, dated as of June 9, 2006 (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on June 15, 2006, File No. 1-3543).
X
4.14
Original Indenture (First Mortgage Bonds) between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Deutsche Bank National Trust Company, as Successor Trustee, dated as of September 1, 1939 (filed as an exhibit in File No. 70-258).
X
4.14.1	Tenth Supplemental Indenture, dated as of July 1, 1952 (filed as an exhibit in File No. 2-9687).							X
4.14.2	Twenty-third Supplemental Indenture, dated as of January 1, 1977 (filed as an exhibit in File No. 2-57828).							X
4.14.3	Twenty-fifth Supplemental Indenture, dated as of September 1, 1978 (filed as an exhibit in File No. 2-62543).							X
4.14.4	Twenty-sixth Supplemental Indenture, dated as of September 1, 1978 (filed as an exhibit in File No. 2-62543).							X
4.14.5	Thirtieth Supplemental Indenture, dated as of August 1, 1980 (filed as an exhibit in File No. 2-68562).							X
4.14.6	Thirty-fifth Supplemental Indenture, dated as of March 30, 1984 (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-3543).							X
4.14.7	Forty-sixth Supplemental Indenture, dated as of June 1, 1990 (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-3543).							X
4.14.8	Forty-seventh Supplemental Indenture, dated as of July 15, 1991 (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-3543).							X
4.14.9	Forty-eighth Supplemental Indenture, dated as of July 15, 1992 (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-3543).							X
4.14.10
Fifty-second Supplemental Indenture, dated as of April 30, 1999 (incorporated by reference to Exhibit 4 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 13, 1999, File No. 1-3543).
X
4.14.11
Fifty-seventh Supplemental Indenture, dated as of August 21, 2008 (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report Form 8-K filed on August 21, 2008, File No. 1-3543).
X
4.14.12
Fifty-eighth Supplemental Indenture, dated as of December 19, 2008 (incorporated by reference to Exhibit 4.8.12 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).
X
4.14.13
Fifty-ninth Supplemental Indenture, dated as of March 23, 2009 (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on March 24, 2009, File No. 1-3543).
X
4.14.14
Sixtieth Supplemental Indenture, dated as of June 1, 2009 (incorporated by reference to Exhibit 4.8.14 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).
X
4.14.15
Sixty-first Supplemental Indenture, dated as of October 1, 2009 (incorporated by reference to Exhibit 4.8.15 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).
X
4.14.16
Sixty-second Supplemental Indenture, dated as of July 9, 2010 (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on July 9, 2010, File No. 1-3543).
X
4.14.17
Sixty-third Supplemental Indenture, dated as of September 23, 2010 (incorporated by reference to Exhibit 4.8.17 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).
X
4.14.18
Sixty-fourth Supplemental Indenture, dated as of December 1, 2011 (incorporated by reference to Exhibit 4(d)(2)(xviii) to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 30, 2013, File No. 333-191462-03).
X
4.14.19
Sixty-fifth Supplemental Indenture, dated as of March 15, 2012 (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on March 15, 2012, File No. 1-3543).
X
4.14.20
Sixty-sixth Supplemental Indenture, dated as of July 11, 2013 (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on July 11, 2013, File No. 1-3543).
X
4.14.21
Sixty-seventh Supplemental Indenture, dated as of January 1, 2016, between Duke Energy Indiana, Inc. and Deutsche Bank National Trust Company, as Trustee, supplementing and amending the Indenture of Mortgage or Deed of Trust, dated September 1, 1939, between Duke Energy Indiana, Inc. and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to Duke Energy Indiana, LLC's (formerly PSI Energy, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 5, 2016, File No. 1-3543).
X
4.14.22	Sixty-eighth Supplemental Indenture, dated as of May 12, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 12, 2016, File No. 1-3543).							X
4.15
Repayment Agreement between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Dayton Power and Light Company, dated as of December 23, 1992, (filed with registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1232).
X
4.16
Unsecured Promissory Note between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and the Rural Utilities Service, dated as of October 14, 1998 (incorporated by reference to Exhibit 4 to registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 8, 1999, File No. 1-3543).
X
4.17
6.302% Subordinated Note between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Cinergy Corp., dated as of February 5, 2003 (incorporated by reference to Exhibit 4(yyy) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12,2003, File No. 1-3543).
X
4.18
6.403% Subordinated Note between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Cinergy Corp., dated as of February 5, 2003 (incorporated by reference to Exhibit 4(zzz) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003, File No. 1-3543).
X
4.19
Form of Duke Energy InterNote (Fixed Rate), dated as of November 13, 2012 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on November 14, 2012, File No. 1-32853).
X
4.20
Form of Duke Energy InterNote (Floating Rate), dated as of November 13, 2012 (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on November 14, 2012, File No. 1-32853).
X
4.21
Contingent Value Obligation Agreement between Progress Energy, Inc. (formerly CP&L Energy, Inc.) and The Chase Manhattan Bank, as Trustee, dated as of November 30, 2000 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 1, 2000, File No. 1-3382).
X
10.1
Purchase and Sale Agreement between Duke Energy Americas, LLC and LSP Bay II Harbor Holding, LLC, dated as of January 8, 2006 (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006, File No. 1-32853).
		X	X
10.1.1
Amendment to Purchase and Sale Agreement between Duke Energy Americas, LLC, LS Power Generation, LLC (formerly LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC, dated as of May 4, 2006 (incorporated by reference to Exhibit 10.2.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006, File No.1-32853).
		X	X
10.2**	Directors’ Charitable Giving Program (incorporated by reference to Exhibit 10-P to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-4928).	X
10.2.1**
Amendment to Directors’ Charitable Giving Program, dated as of  June 18, 1997 (incorporated by reference to Exhibit 1-1.1 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, File No. 1-4928).
X
10.2.2**
Amendment to Directors’ Charitable Giving Program, dated as of July 28, 1997 (incorporated by reference to Exhibit 10-1.2 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, File No. 1-4928).
X
10.2.3**
Amendment to Directors’ Charitable Giving Program, dated as of February 18, 1998 (incorporated by reference to Exhibit 10-1.3 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004, File No. 1-4928).
X
10.3
Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-32853).
X
10.4
Asset Purchase Agreement between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated as of December 20, 2006 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 27, 2006, File No. 1-4928).
X
10.5
Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy's used nuclear fuel litigation against the U.S. Department of Energy, dated as of March 6, 2007 (incorporated by reference to Item 8.01 to registrant's Current Report on Form 8-K filed on March 12, 2007, File No. 1-4928).
X
10.6
Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 12, 2007, File No. 1-4928). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
X
10.7
Amended and Restated Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of February 20, 2008 (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 14, 2008, File No. 1-4928). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
X
10.8
Asset Purchase Agreement between Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and Duke Energy Indiana, LLC (formerly PSI Energy, Inc.), dated as of February 5, 2003 (incorporated by reference to Exhibit 10(tt) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003, File No. 1-3543).
X
10.9
Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of December 21, 2009 (incorporated by reference to Item 1.01 to registrant's Current Report on Form 8-K filed on December 28, 2009, File No. 1-4928).
X
10.10
Asset Purchase Agreement between Capital & Trading, CinCap VII, LLC and Duke Energy Indiana, LLC (formerly PSI Energy, Inc.), dated as of February 5, 2003 (incorporated by reference to Exhibit 10(uu) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003, File No. 1-3543).
X
10.11
Asset Purchase Agreement between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (incorporated by reference to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 4, 2005, File No. 1-1232).
X
10.12
Asset Purchase Agreement between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and CG&E and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (incorporated by reference to Exhibit 10(kkkk) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 4, 2005, File No. 1-3543).
X
10.13
Keepwell Agreement between Duke Capital LLC and Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), dated as of April 10, 2006 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on April 14, 2006, File No. 1-1232).
X
10.14
Agreements between Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-32853).
X
10.15
Asset Purchase Agreement between Duke Energy Indiana, LLC, (formerly PSI Energy, Inc.), as Seller, and Wabash Valley Power Association, Inc., as Buyer, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 7, 2006, File No. 1-3543).
X
10.16
Purchase and Sale Agreement between Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 30, 2006, File No. 1-32853).
X
10.17
Engineering, Procurement and Construction Management Agreement between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Bechtel Power Corporation, dated as of December 15, 2008 (incorporated by reference to Exhibit 10.16 to registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 13, 2009, File No. 1-3543). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
X
10.18
Formation and Sale Agreement between Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006 (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006, File No. 1-32853).
X
10.19
Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of July 11, 2007 (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007, File No. 1-32853). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
X
10.20
Amended and Restated Engineering, Procurement and Construction Agreement between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C., dated as of February 20, 2008, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008, File No. 1-32853). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
X
10.21
Agreement and Plan of Merger between DEGS Wind I, LLC, DEGS Wind Vermont, Inc., Catamount Energy Corporation, dated as of June 25, 2008 (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, File No. 1-32853).
X
10.22
Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of December 21, 2009 (incorporated by reference to Exhibit 10.41 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010, File No.1-32853).
X
10.23
Operating Agreement of Pioneer Transmission, LLC (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 7, 2008, File No. 1-32853).
X
10.24**
Amended and Restated Duke Energy Corporation Directors' Saving Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.32 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 1-32853).
X
10.25
Engineering, Procurement and Construction Management Agreement between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Bechtel Power Corporation, dated as of December 15, 2008 (incorporated by reference to Item 1.01 to registrant's Current Report on Form 8-K filed on December 19, 2008, File Nos. 1-32853 and 1-3543). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
		X						X
10.26
Amended and Restated Engineering and Construction Agreement between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc., dated as of March 8, 2010 (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 7, 2010, File Nos. 1-32853 and 1-4928).
		X	X
10.27**	Duke Energy Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 10, 2011, File No. 1-32853).	X
10.28
$6,000,000,000 Five-Year Credit Agreement between Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC, Duke Energy Kentucky, Inc., Carolina Power and Light Company d/b/a Duke Energy Progress, Inc. and Florida Power Corporation, d/b/a Duke Energy Florida, Inc., as Borrowers, the lenders listed therein, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc, as Co-Syndication Agents and Bank of China, New York Branch, Barclays Bank PLC, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Industrial and Commercial Bank of China Limited, New York Branch, JPMorgan Chase Bank, N.A. and UBS Securities LLC, as Co-Documentation Agents, dated as of November 18, 2011 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 25, 2011, File Nos. 1-32853, 1-4928, 1-1232 and 1-3543).
		X	X				X	X
10.28.1
Amendment No. 1 and Consent between Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC, Duke Energy Kentucky, Inc., Duke Energy Progress, Inc., Duke Energy Florida, Inc., and Wells Fargo Bank, National Association, dated as of December 18, 2013 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 23, 2013, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232 and 1-3543).
		X	X		X	X	X	X
10.28.2
Amendment No. 2 and Consent between Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC, Duke Energy Kentucky, Inc., Duke Energy Progress, Inc., and Duke Energy Florida, Inc., the Lenders party hereto, the issuing Lenders party hereto, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, dated as of January 30, 2015 (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K filed on February 5, 2015, File Nos. 1-32853, 1-4928, 1-1232, 1-3543, 1-3382 and 1-3274).
		X	X		X	X	X	X
10.29**	Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to registrant's Form DEF 14A filed on March 22, 2010, File No. 1-32853).	X
10.29.1**
Amendment to Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012, File No. 1-32853).
X
10.30**	Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Appendix A to registrant's DEF 14A filed on March 26, 2015, File No. 1-32853).	X
10.31**
Form of Restricted Stock Unit Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on May 12, 2015, File No. 1-32853).
X
10.32**
Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on May 12, 2015, File No. 1-32853).
X
10.33**
Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-32853).
X
10.34**
Form of Restricted Stock Unit Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-32853).
X
10.35
Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).
X
10.36
Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012 (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).
X
10.37**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013, File No. 1-32853).
X
10.38**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.52 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 1-32852).
X
10.39
Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letter, dated as of February 18, 1982, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(a) to registrant's File No. 33-25560).
X
10.40
Operating and Fuel Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letters, dated as of August 21, 1981 and December 15, 1981, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(b) to registrant's File No. 33-25560).
X
10.41
Power Coordination Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency and amending letter, dated as of January 29, 1982 (incorporated by reference to Exhibit 10(c) to registrant's File No. 33-25560).
X
10.42
Amendment, dated as of December 16, 1982, to Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Eastern Municipal Power Agency (incorporated by reference to Exhibit 10(d) to registrant's File No. 33-25560).
X
10.43**	Progress Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit C to registrant's Form DEF 14A filed on March 30, 2007, File No. 1-15929).			X
10.44**
Form of Letter Agreement executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements, dated as of January 8, 2011 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 8, 2011, File No. 1-15929).
X
10.45**
Progress Energy, Inc. Management Change-in-Control Plan, Amended and Restated, effective July 13, 2011 (incorporated by reference to Exhibit 10(d) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 8, 2011, File Nos. 1-15929, 1-3382 and 1-3274).
				X	X	X
10.46
Precedent and Related Agreements between Duke Energy Florida, Inc. (formerly Florida Power
Corporation d/b/a Progress Energy Florida, Inc. (“PEF”)), Southern Natural Gas Company, Florida
Gas Transmission Company (“FGT”), and BG LNG Services, LLC (“BG”), including:
a) Precedent Agreement between Southern Natural Gas Company and PEF, dated as of
December 2, 2004;
b) Gas Sale and Purchase Contract between BG and PEF, dated as of December 1, 2004;
c) Interim Firm Transportation Service Agreement by and between FGT and PEF, dated as of
December 2, 2004;
d) Letter Agreement between FGT and PEF, dated as of December 2, 2004 and
Firm Transportation Service Agreement between FGT and PEF to be entered into upon satisfaction of certain conditions precedent;
e) Discount Agreement between FGT and PEF, dated as of December 2, 2004;
f) Amendment to Gas Sale and Purchase Contract between BG and PEF, dated as of January 28,
2005; and
g) Letter Agreement between FGT and PEF, dated as of January 31, 2005 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K/A filed on March 15, 2005, File
Nos. 1-15929 and 1-3274). (Portions of the exhibit have been omitted and filed separately with the
Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
				X		X
10.47
Engineering, Procurement and Construction Agreement between Duke Energy Florida, Inc. (formerly Florida Power Corporation d/b/a/ Progress Energy Florida, Inc.), as owner, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for a two-unit AP1000 Nuclear Power Plant, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 2, 2009, File Nos. 1-15929 and 1-3274). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
				X		X
10.48**
Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).
X
10.48.1**
Amendment to Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 25, 2015 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 29, 2015, File No. 1-32853).
X
10.49**
Duke Energy Corporation Executive Short-Term Incentive Plan, effective February 25, 2013 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 7, 2013, File No. 1-32853).
X
10.50**
Duke Energy Corporation 2016 Director Compensation Program Summary (incorporated by reference to Exhibit 10.55 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 25, 2016, File No. 1-32853).
X
10.51**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 1-32853).
X
10.52
Agreement between Duke Energy SAM, LLC, Duke Energy Ohio, Inc., Duke Energy Commercial Enterprise, Inc. and Dynegy Resource I, LLC, dated as of August 21, 2014 (incorporated by reference to Exhibit 10.61 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015, File No. 1-32853).
		X					X
10.53
Asset Purchase Agreement between Duke Energy Progress, Inc. and North Carolina Eastern Municipal Power Agency, dated as of September 5, 2014 (incorporated by reference to Exhibit 10.62 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015, File No. 1-32853).
		X			X
10.54
Change in Control Agreement between Duke Energy Corporation and Lloyd M. Yates, dated as of April 30, 2014 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 6, 2014, File No. 1-32853).
X
10.55
Accelerated Stock Repurchase Program executed by Goldman, Sachs & Co., and JPMorgan Chase Bank, N.A. on April 6, 2015, under an agreement with Duke Energy Corporation (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 6, 2015, File No. 1-32853).
X
10.56
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, File No. 1-32853).
X
10.57
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 7, 2015, File No. 1-32853).
X
10.58
$1,500,000,000 Amended and Restated Term Loan Agreement among Duke Energy Corporation, as Borrower, the Lenders listed therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Santander Bank, N.A. and TD Bank, N.A., as Joint Lead Arrangers and Bookrunners, dated as of August 1, 2016 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30,2016 filed on August 4, 2016, File No. 1-32853).
X
10.59
Purchase and Sale Agreement by and among Duke Energy International Group S.à.r.l., Duke Energy International Brazil Holdings S.à.r.l. and China Three Gorges (Luxembourg) Energy S.à.r.l., dated as of October 10, 2016 (incorporated by reference to Exhibit 2.1 to registrant's Current Report on Form 8-K filed on October 13, 2016, File No. 1-32853).
X
10.60
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
X
10.61**
Amended and Restated Employment Agreement, dated May 25, 2012, between Piedmont Natural Gas Company, Inc. and Franklin H. Yoho (incorporated by reference to Exhibits 10.12 and 10.13 to registrant's Annual Report on Form 10-K for the year ended October 31, 2015 filed on December 23, 2015, File No. 1-06196).
X
10.62**
Severance Agreements with Thomas E. Skains and Franklin H. Yoho, dated September 4, 2007 (incorporate by reference to Exhibits 10.2 and 10.3, respectively, to registrant's Annual Report on Form 10-K for the year ended October 31, 2015 filed on December 23, 2015, File No. 1-06196).
X
10.63**
Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan, dated as of December 8, 2008, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 filed on March 9, 2009, File No. 1-06196).
X
10.63.1**
Instrument of Amendment for Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan, dated as of January 23, 2012, by Piedmont Natural Gas Company, Inc. (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 filed on March 9, 2012, File No. 1-06196).
X
*10.63.2**	Instrument of Second Amendment for Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan, dated September 15, 2016.	X
*10.64**	Piedmont Natural Gas Company, Inc. Incentive Compensation Plan.	X
10.64.1**
First Amendment to Piedmont Natural Gas Company, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-8 filed on October 3, 2016, File No. 1-32853).
X
10.65**
Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 filed on March 9, 2016, File No. 1-06196).
X
*10.66**	Waiver of Certain Rights to Terminate for Good Reason between Duke Energy Corporation and Franklin H. Yoho.	X
*10.67**	Notice of Non-Renewal of Employment Agreement between Duke Energy Corporation and Franklin H. Yoho.	X
*10.68**	Retention Award Agreement, dated as of October 24, 2015, between Duke Energy Corporation and Franklin H. Yoho.	X
10.69
Confirmation of Forward Sale Transaction, dated as of March 1, 2016, between Duke Energy Corporation and Barclays Capital Inc. (incorporated by referenced to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 7, 2016, File No. 1-32853).
X
10.69.1
Additional Confirmation of Forward Sale Transaction, dated as of March 2, 2016, between Duke Energy Corporation and Barclays Capital Inc. (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on March 7, 2016, File No. 1-32853).
X
*12.1	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION	X
*12.2	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CAROLINAS, LLC		X
*12.3	Computation of Ratio of Earnings to Fixed Charges – PROGRESS ENERGY, INC.			X
*12.4	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY PROGRESS, LLC				X
*12.5	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY FLORIDA, LLC					X
*12.6	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY OHIO, INC.						X
*12.7	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY INDIANA, LLC							X
*21	List of Subsidiaries	X
*23.1.1	Consent of Independent Registered Public Accounting Firm.	X
*23.1.2	Consent of Independent Registered Public Accounting Firm.		X
*23.1.3	Consent of Independent Registered Public Accounting Firm.				X
*23.1.4	Consent of Independent Registered Public Accounting Firm.					X
*23.1.5	Consent of Independent Registered Public Accounting Firm.						X
*23.1.6	Consent of Independent Registered Public Accounting Firm.							X
*24.1	Power of attorney authorizing Lynn J. Good and others to sign the annual report on behalf of the registrant and certain of its directors and officers.	X
*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X
The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the SEC, to furnish copies of any or all of such instruments to it.

E-1