Form 10-Q
period 2017-03-31
Duke Energy CORP; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; PROGRESS ENERGY INC; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC
filed 2017-05-09
CIK 1326160, 78460, 81020, 37637, 17797, 1094093, 20290, 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
________________________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, North Carolina 28202-1803 704-382-3853	20-2777218

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, LLC (a Florida limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, LLC (a North Carolina limited liability company) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, LLC (an Indiana limited liability company) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457
1-6196	PIEDMONT NATURAL GAS COMPANY, INC. (a North Carolina corporation) 4720 Piedmont Row Drive Charlotte, North Carolina 28210 704-364-3120 56-0556998
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy Corporation (Duke Energy)	Yes ☒	No ☐	Duke Energy Florida, LLC (Duke Energy Florida)	Yes ☒	No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐
Progress Energy, Inc. (Progress Energy)	Yes ☒	No ☐	Duke Energy Indiana, LLC (Duke Energy Indiana)	Yes ☒	No ☐
Duke Energy Progress, LLC (Duke Energy Progress)	Yes ☒	No ☐	Piedmont Natural Gas Company, Inc. (Piedmont)	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Energy	Yes ☒	No ☐	Duke Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☒	No ☐
Progress Energy	Yes ☒	No ☐	Duke Energy Indiana	Yes ☒	No ☐
Duke Energy Progress	Yes ☒	No ☐	Piedmont	Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☐
Piedmont	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒	Piedmont	Yes ☐	No ☒
Number of shares of Common stock outstanding at March 31, 2017:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	699,883,528
This combined Form 10-Q is filed separately by eight registrants: Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

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

◦	Advancements in technology;

◦	Additional competition in electric and natural gas markets and continued industry consolidation;

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

◦	The ability to complete necessary or desirable pipeline expansion or infrastructure projects in our natural gas business;

◦	Operational interruptions to our gas distribution and transmission activities;

◦	The availability of adequate interstate pipeline transportation capacity and natural gas supply;

◦
The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches, and other catastrophic events such as fires, explosions, pandemic health events or other similar occurrences;

◦
The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks, including the financial stability of third party service providers;

◦
The timing and extent of changes in commodity prices and interest rates and the ability to recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;

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

◦	The ability to control operation and maintenance costs;

◦	The level of creditworthiness of counterparties to transactions;

◦	Employee workforce factors, including the potential inability to attract and retain key personnel;

◦	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

◦	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

◦	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

◦	Substantial revision to the U.S. tax code, such as changes to the corporate tax rate or material change in the deductibility of interest;

◦	The impact of potential goodwill impairments;

◦	The ability to successfully complete future merger, acquisition or divestiture plans; and

◦	The ability to successfully integrate the natural gas businesses following the acquisition of Piedmont Natural Gas Company, Inc. and realize anticipated benefits.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per-share amounts)	2017	2016
Operating Revenues
Regulated electric	$4,913	$5,053
Regulated natural gas	646	169
Nonregulated electric and other	170	155
Total operating revenues	5,729	5,377
Operating Expenses
Fuel used in electric generation and purchased power	1,449	1,588
Cost of natural gas	258	49
Operation, maintenance and other	1,433	1,416
Depreciation and amortization	859	793
Property and other taxes	304	295
Impairment charges	—	3
Total operating expenses	4,303	4,144
Gains on Sales of Other Assets and Other, net	11	7
Operating Income	1,437	1,240
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	29	8
Other income and expenses, net	86	70
Total other income and expenses	115	78
Interest Expense	491	489
Income From Continuing Operations Before Income Taxes	1,061	829
Income Tax Expense from Continuing Operations	344	252
Income From Continuing Operations	717	577
Income From Discontinued Operations, net of tax	—	122
Net Income	717	699
Less: Net Income Attributable to Noncontrolling Interests	1	5
Net Income Attributable to Duke Energy Corporation	$716	$694

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.02	$0.83
Diluted	$1.02	$0.83
Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$—	$0.18
Diluted	$—	$0.18
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.02	$1.01
Diluted	$1.02	$1.01
Weighted average shares outstanding
Basic	700	689
Diluted	700	689

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net Income	$717	$699
Other Comprehensive Income, net of tax
Foreign currency translation adjustments	—	49
Pension and OPEB adjustments	1	—
Net unrealized gains (losses) on cash flow hedges	2	(14)
Reclassification into earnings from cash flow hedges	1	2
Unrealized gains on available-for-sale securities	4	4
Other Comprehensive Income, net of tax	8	41
Comprehensive Income	725	740
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	6
Comprehensive Income Attributable to Duke Energy Corporation	$724	$734

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$878	$392
Receivables (net of allowance for doubtful accounts of $13 at 2017 and $14 at 2016)	623	751
Receivables of VIEs (net of allowance for doubtful accounts of $57 at 2017 and $54 at 2016)	1,682	1,893
Inventory	3,366	3,522
Regulatory assets (includes $53 at 2017 and $50 at 2016 related to VIEs)	1,031	1,023
Other	425	458
Total current assets	8,005	8,039
Property, Plant and Equipment
Cost	123,301	121,397
Accumulated depreciation and amortization	(40,293)	(39,406)
Generation facilities to be retired, net	508	529
Net property, plant and equipment	83,516	82,520
Other Noncurrent Assets
Goodwill	19,425	19,425
Regulatory assets (includes $1,131 at 2017 and $1,142 at 2016 related to VIEs)	12,838	12,878
Nuclear decommissioning trust funds	6,448	6,205
Investments in equity method unconsolidated affiliates	1,122	925
Other	2,754	2,769
Total other noncurrent assets	42,587	42,202
Total Assets	$134,108	$132,761
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,203	$2,994
Notes payable and commercial paper	3,558	2,487
Taxes accrued	363	384
Interest accrued	526	503
Current maturities of long-term debt (includes $281 at 2017 and $260 at 2016 related to VIEs)	1,977	2,319
Asset retirement obligations	404	411
Regulatory liabilities	340	409
Other	1,570	2,044
Total current liabilities	10,941	11,551
Long-Term Debt (includes $4,108 at 2017 and $3,587 at 2016 related to VIEs)	47,021	45,576
Other Noncurrent Liabilities
Deferred income taxes	14,443	14,155
Asset retirement obligations	10,186	10,200
Regulatory liabilities	6,972	6,881
Accrued pension and other post-retirement benefit costs	1,115	1,111
Investment tax credits	537	493
Other	1,707	1,753
Total other noncurrent liabilities	34,960	34,593
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 700 million shares outstanding at 2017 and 2016	1	1
Additional paid-in capital	38,742	38,741
Retained earnings	2,521	2,384
Accumulated other comprehensive loss	(85)	(93)
Total Duke Energy Corporation stockholders' equity	41,179	41,033
Noncontrolling interests	7	8
Total equity	41,186	41,041
Total Liabilities and Equity	$134,108	$132,761

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$717	$699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	991	931
Equity component of AFUDC	(62)	(42)
Gains on sales of other assets	(11)	(9)
Impairment charges	—	3
Deferred income taxes	342	181
Equity in earnings of unconsolidated affiliates	(29)	(8)
Accrued pension and other post-retirement benefit costs	6	4
Payments for asset retirement obligations	(134)	(112)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(38)	102
Receivables	343	139
Inventory	155	89
Other current assets	16	13
Increase (decrease) in
Accounts payable	(463)	(210)
Taxes accrued	(28)	40
Other current liabilities	(478)	(81)
Other assets	(40)	45
Other liabilities	2	(102)
Net cash provided by operating activities	1,289	1,682
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,160)	(1,645)
Contributions to equity method investments	(175)	(59)
Purchases of available-for-sale securities	(1,386)	(1,347)
Proceeds from sales and maturities of available-for-sale securities	1,405	1,362
Change in restricted cash	(34)	(32)
Other	(49)	(37)
Net cash used in investing activities	(2,399)	(1,758)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,563	1,140
Issuance of common stock related to employee benefit plans	—	7
Payments for the redemption of long-term debt	(408)	(389)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	25	—
Payments for the redemption of short-term debt with original maturities greater than 90 days	(7)	(92)
Notes payable and commercial paper	1,045	(66)
Change in bank overdrafts	5	—
Dividends paid	(600)	(570)
Other	(27)	(33)
Net cash provided by (used in) financing activities	1,596	(3)
Changes in cash and cash equivalents associated with assets held for sale	—	30
Net increase (decrease) in cash and cash equivalents	486	(49)
Cash and cash equivalents at beginning of period	392	383
Cash and cash equivalents at end of period	$878	$334
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$575	$576

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
							Net Unrealized		Total
					Foreign	Net	(Losses) Gains		Duke Energy
	Common		Additional		Currency	Losses on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2015	688	$1	$37,968	$2,564	$(692)	$(50)	$(3)	$(61)	$39,727	$44	$39,771
Net income	—	—	—	694	—	—	—	—	694	5	699
Other comprehensive income (loss)	—	—	—	—	48	(12)	4	—	40	1	41
Common stock issuances, including dividend reinvestment and employee benefits	1	—	1	—	—	—	—	—	1	—	1
Common stock dividends	—	—	—	(570)	—	—	—	—	(570)	—	(570)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2016	689	$1	$37,969	$2,688	$(644)	$(62)	$1	$(61)	$39,892	$49	$39,941

Balance at December 31, 2016	700	$1	$38,741	$2,384	$—	$(20)	$(1)	$(72)	$41,033	$8	$41,041
Net income	—	—	—	716	—	—	—	—	716	1	717
Other comprehensive income	—	—	—	—	—	3	4	1	8	—	8
Common stock issuances, including dividend reinvestment and employee benefits	—	—	1	—	—	—	—	—	1	—	1
Common stock dividends	—	—	—	(600)	—	—	—	—	(600)	—	(600)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(2)	(2)
Other(a)	—	—	—	21	—	—	—	—	21	—	21
Balance at March 31, 2017	700	$1	$38,742	$2,521	$—	$(17)	$3	$(71)	$41,179	$7	$41,186

(a)	Cumulative-effect adjustment due to implementation of a new accounting standard related to stock-based compensation and the associated income taxes. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating Revenues	$1,716	$1,740
Operating Expenses
Fuel used in electric generation and purchased power	428	421
Operation, maintenance and other	482	512
Depreciation and amortization	254	259
Property and other taxes	68	67
Total operating expenses	1,232	1,259
Operating Income	484	481
Other Income and Expenses, net	37	37
Interest Expense	103	107
Income Before Income Taxes	418	411
Income Tax Expense	148	140
Net Income	$270	$271
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	1
Comprehensive Income	$270	$272

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$11	$14
Receivables (net of allowance for doubtful accounts of $2 at 2017 and 2016)	166	160
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2017 and 2016)	563	645
Receivables from affiliated companies	109	163
Notes receivable from affiliated companies	—	66
Inventory	1,051	1,055
Regulatory assets	233	238
Other	65	37
Total current assets	2,198	2,378
Property, Plant and Equipment
Cost	41,600	41,127
Accumulated depreciation and amortization	(14,649)	(14,365)
Net property, plant and equipment	26,951	26,762
Other Noncurrent Assets
Regulatory assets	3,098	3,159
Nuclear decommissioning trust funds	3,406	3,273
Other	926	943
Total other noncurrent assets	7,430	7,375
Total Assets	$36,579	$36,515
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$602	$833
Accounts payable to affiliated companies	250	247
Notes payable to affiliated companies	337	—
Taxes accrued	90	143
Interest accrued	134	102
Current maturities of long-term debt	404	116
Asset retirement obligations	224	222
Regulatory liabilities	118	161
Other	345	468
Total current liabilities	2,504	2,292
Long-Term Debt	8,787	9,187
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	6,668	6,544
Asset retirement obligations	3,658	3,673
Regulatory liabilities	2,860	2,840
Accrued pension and other post-retirement benefit costs	103	97
Investment tax credits	237	203
Other	595	607
Total other noncurrent liabilities	14,121	13,964
Commitments and Contingencies
Equity
Member's equity	10,876	10,781
Accumulated other comprehensive loss	(9)	(9)
Total equity	10,867	10,772
Total Liabilities and Equity	$36,579	$36,515

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$270	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	339	330
Equity component of AFUDC	(30)	(23)
Deferred income taxes	162	145
Accrued pension and other post-retirement benefit costs	—	1
Payments for asset retirement obligations	(65)	(52)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	3
Receivables	66	2
Receivables from affiliated companies	54	33
Inventory	4	40
Other current assets	(26)	102
Increase (decrease) in
Accounts payable	(131)	(165)
Accounts payable to affiliated companies	3	21
Taxes accrued	(53)	52
Other current liabilities	(125)	21
Other assets	(3)	26
Other liabilities	(2)	(26)
Net cash provided by operating activities	466	781
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(563)	(459)
Purchases of available-for-sale securities	(722)	(785)
Proceeds from sales and maturities of available-for-sale securities	722	785
Notes receivable from affiliated companies	66	(691)
Other	(20)	(18)
Net cash used in investing activities	(517)	(1,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	992
Payments for the redemption of long-term debt	(113)	(1)
Notes payable to affiliated companies	337	—
Distributions to parent	(175)	(600)
Other	(1)	—
Net cash provided by financing activities	48	391
Net (decrease) increase in cash and cash equivalents	(3)	4
Cash and cash equivalents at beginning of period	14	13
Cash and cash equivalents at end of period	$11	$17
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$164	$179

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2015	$11,617	$(11)	$11,606
Net income	271	—	271
Other comprehensive income	—	1	1
Distributions to parent	(600)	—	(600)
Balance at March 31, 2016	$11,288	$(10)	$11,278

Balance at December 31, 2016	$10,781	$(9)	$10,772
Net income	270	—	270
Distributions to parent	(175)	—	(175)
Balance at March 31, 2017	$10,876	$(9)	$10,867

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating Revenues	$2,179	$2,332
Operating Expenses
Fuel used in electric generation and purchased power	726	860
Operation, maintenance and other	544	592
Depreciation and amortization	313	290
Property and other taxes	117	119
Impairment charges	—	2
Total operating expenses	1,700	1,863
Gains on Sales of Other Assets and Other, net	8	6
Operating Income	487	475
Other Income and Expenses, net	24	20
Interest Expense	206	160
Income Before Income Taxes	305	335
Income Tax Expense	104	123
Net Income	201	212
Less: Net Income Attributable to Noncontrolling Interests	2	3
Net Income Attributable to Parent	$199	$209

Net Income	$201	$212
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	1
Reclassification into earnings from cash flow hedges	1	1
Unrealized gains on available-for-sale securities	1	1
Other Comprehensive Income, net of tax	3	3
Comprehensive Income	204	215
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	3
Comprehensive Income Attributable to Parent	$202	$212

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$38	$46
Receivables (net of allowance for doubtful accounts of $3 at 2017 and $6 at 2016)	80	114
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2017 and 2016)	612	692
Receivables from affiliated companies	2	106
Notes receivable from affiliated companies	184	80
Inventory	1,652	1,717
Regulatory assets (includes $53 at 2017 and $50 at 2016 related to VIEs)	447	401
Other	252	148
Total current assets	3,267	3,304
Property, Plant and Equipment
Cost	45,902	44,864
Accumulated depreciation and amortization	(15,618)	(15,212)
Generation facilities to be retired, net	508	529
Net property, plant and equipment	30,792	30,181
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,131 at 2017 and $1,142 at 2016 related to VIEs)	5,815	5,722
Nuclear decommissioning trust funds	3,041	2,932
Other	851	856
Total other noncurrent assets	13,362	13,165
Total Assets	$47,421	$46,650
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$678	$1,003
Accounts payable to affiliated companies	316	348
Notes payable to affiliated companies	866	729
Taxes accrued	96	83
Interest accrued	224	201
Current maturities of long-term debt (includes $55 at 2017 and $62 at 2016 related to VIEs)	521	778
Asset retirement obligations	180	189
Regulatory liabilities	157	189
Other	627	745
Total current liabilities	3,665	4,265
Long-Term Debt (includes $1,713 at 2017 and $1,741 at 2016 related to VIEs)	16,454	15,590
Long-Term Debt Payable to Affiliated Companies	1,173	1,173
Other Noncurrent Liabilities
Deferred income taxes	5,484	5,246
Asset retirement obligations	5,289	5,286
Regulatory liabilities	2,472	2,395
Accrued pension and other post-retirement benefit costs	540	547
Other	332	341
Total other noncurrent liabilities	14,117	13,815
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2017 and 2016	—	—
Additional paid-in capital	8,094	8,094
Retained earnings	3,963	3,764
Accumulated other comprehensive loss	(35)	(38)
Total Progress Energy, Inc. stockholders' equity	12,022	11,820
Noncontrolling interests	(10)	(13)
Total equity	12,012	11,807
Total Liabilities and Equity	$47,421	$46,650

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	365	342
Equity component of AFUDC	(24)	(14)
Gains on sales of other assets	(9)	(7)
Impairment charges	—	2
Deferred income taxes	220	182
Accrued pension and other post-retirement benefit costs	(3)	(6)
Payments for asset retirement obligations	(60)	(54)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	6
Receivables	115	70
Receivables from affiliated companies	100	295
Inventory	65	3
Other current assets	(173)	(76)
Increase (decrease) in
Accounts payable	(228)	9
Accounts payable to affiliated companies	(32)	(55)
Taxes accrued	12	42
Other current liabilities	(121)	(64)
Other assets	(53)	(46)
Other liabilities	(14)	(7)
Net cash provided by operating activities	359	834
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,011)	(750)
Purchases of available-for-sale securities	(629)	(533)
Proceeds from sales and maturities of available-for-sale securities	635	548
Proceeds from insurance	4	43
Notes receivable from affiliated companies	(104)	—
Change in restricted cash	5	—
Other	(4)	(15)
Net cash used in investing activities	(1,104)	(707)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	892	53
Payments for the redemption of long-term debt	(288)	(310)
Notes payable to affiliated companies	137	128
Distributions to noncontrolling interests	(1)	(1)
Other	(3)	—
Net cash provided by (used in) financing activities	737	(130)
Net decrease in cash and cash equivalents	(8)	(3)
Cash and cash equivalents at beginning of period	46	44
Cash and cash equivalents at end of period	$38	$41
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$219	$228

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
			Net (Losses)	Net Unrealized		Total Progress
	Additional		Gains on	Gains on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2015	$8,092	$4,831	$(31)	$—	$(17)	$12,875	$(22)	$12,853
Net income	—	209	—	—	—	209	3	212
Other comprehensive income	—	—	1	1	1	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2016	$8,092	$5,040	$(30)	$1	$(16)	$13,087	$(20)	$13,067

Balance at December 31, 2016	$8,094	$3,764	$(23)	$1	$(16)	$11,820	$(13)	$11,807
Net income	—	199	—	—	—	199	2	201
Other comprehensive income	—	—	1	1	1	3	—	3
Other	—	—	—	—	—	—	1	1
Balance at March 31, 2017	$8,094	$3,963	$(22)	$2	$(15)	$12,022	$(10)	$12,012

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating Revenues	$1,219	$1,307
Operating Expenses
Fuel used in electric generation and purchased power	364	448
Operation, maintenance and other	350	386
Depreciation and amortization	181	175
Property and other taxes	40	41
Total operating expenses	935	1,050
Gains on Sales of Other Assets and Other, net	2	1
Operating Income	286	258
Other Income and Expenses, net	19	17
Interest Expense	82	63
Income Before Income Taxes	223	212
Income Tax Expense	76	75
Net Income and Comprehensive Income	$147	$137

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$11	$11
Receivables (net of allowance for doubtful accounts of $1 at 2017 and $4 at 2016)	28	51
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2017 and 2016)	364	404
Receivables from affiliated companies	6	5
Notes receivable from affiliated companies	—	165
Inventory	1,053	1,076
Regulatory assets	187	188
Other	102	57
Total current assets	1,751	1,957
Property, Plant and Equipment
Cost	28,769	28,419
Accumulated depreciation and amortization	(10,716)	(10,561)
Generation facilities to be retired, net	508	529
Net property, plant and equipment	18,561	18,387
Other Noncurrent Assets
Regulatory assets	3,338	3,243
Nuclear decommissioning trust funds	2,315	2,217
Other	535	525
Total other noncurrent assets	6,188	5,985
Total Assets	$26,500	$26,329
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$317	$589
Accounts payable to affiliated companies	244	227
Notes payable to affiliated companies	502	—
Taxes accrued	35	104
Interest accrued	90	102
Current maturities of long-term debt	202	452
Asset retirement obligations	180	189
Regulatory liabilities	149	158
Other	294	365
Total current liabilities	2,013	2,186
Long-Term Debt	6,409	6,409
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	3,453	3,323
Asset retirement obligations	4,516	4,508
Regulatory liabilities	2,012	1,946
Accrued pension and other post-retirement benefit costs	247	252
Investment tax credits	146	146
Other	49	51
Total other noncurrent liabilities	10,423	10,226
Commitments and Contingencies
Equity
Member's Equity	7,505	7,358
Total Liabilities and Equity	$26,500	$26,329

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	228	223
Equity component of AFUDC	(13)	(10)
Gains on sales of other assets	(3)	(2)
Deferred income taxes	120	100
Accrued pension and other post-retirement benefit costs	(5)	(8)
Payments for asset retirement obligations	(47)	(42)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	(1)
Receivables	65	18
Receivables from affiliated companies	(1)	10
Inventory	23	15
Other current assets	(60)	83
Increase (decrease) in
Accounts payable	(192)	(16)
Accounts payable to affiliated companies	17	(14)
Taxes accrued	(68)	18
Other current liabilities	(81)	(39)
Other assets	(44)	(17)
Other liabilities	(10)	(4)
Net cash provided by operating activities	74	451
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(474)	(379)
Purchases of available-for-sale securities	(476)	(390)
Proceeds from sales and maturities of available-for-sale securities	470	384
Notes receivable from affiliated companies	165	—
Other	(9)	(13)
Net cash used in investing activities	(324)	(398)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	53
Payments for the redemption of long-term debt	(250)	(8)
Notes payable to affiliated companies	502	(101)
Other	(2)	(1)
Net cash provided by (used in) financing activities	250	(57)
Net decrease in cash and cash equivalents	—	(4)
Cash and cash equivalents at beginning of period	11	15
Cash and cash equivalents at end of period	$11	$11
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$66	$55

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2015	$7,059
Net income	137
Balance at March 31, 2016	$7,196

Balance at December 31, 2016	$7,358
Net income	147
Balance at March 31, 2017	$7,505

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating Revenues	$959	$1,024
Operating Expenses
Fuel used in electric generation and purchased power	362	412
Operation, maintenance and other	191	205
Depreciation and amortization	132	114
Property and other taxes	77	78
Impairment charges	1	2
Total operating expenses	763	811
Operating Income	196	213
Other Income and Expenses, net	16	5
Interest Expense	70	41
Income Before Income Taxes	142	177
Income Tax Expense	52	67
Net Income	$90	$110
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	1	1
Comprehensive Income	$91	$111

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$7	$16
Receivables (net of allowance for doubtful accounts of $2 at 2017 and 2016)	50	61
Receivables of VIEs (net of allowance for doubtful accounts of $2 at 2017 and 2016)	248	288
Receivables from affiliated companies	2	5
Notes receivable from affiliated companies	293	—
Inventory	599	641
Regulatory assets (includes $53 at 2017 and $50 at 2016 related to VIEs)	260	213
Other (includes $14 at 2017 and $53 at 2016 related to VIEs)	104	125
Total current assets	1,563	1,349
Property, Plant and Equipment
Cost	17,122	16,434
Accumulated depreciation and amortization	(4,894)	(4,644)
Net property, plant and equipment	12,228	11,790
Other Noncurrent Assets
Regulatory assets (includes $1,131 at 2017 and $1,142 at 2016 related to VIEs)	2,476	2,480
Nuclear decommissioning trust funds	726	715
Other	268	278
Total other noncurrent assets	3,470	3,473
Total Assets	$17,261	$16,612
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$361	$413
Accounts payable to affiliated companies	77	125
Notes payable to affiliated companies	—	297
Taxes accrued	62	33
Interest accrued	76	49
Current maturities of long-term debt (includes $55 at 2017 and $62 at 2016 related to VIEs)	319	326
Regulatory liabilities	7	31
Other	309	352
Total current liabilities	1,211	1,626
Long-Term Debt (includes $1,414 at 2017 and $1,442 at 2016 related to VIEs)	6,662	5,799
Other Noncurrent Liabilities
Deferred income taxes	2,800	2,694
Asset retirement obligations	773	778
Regulatory liabilities	459	448
Accrued pension and other post-retirement benefit costs	261	262
Other	104	105
Total other noncurrent liabilities	4,397	4,287
Commitments and Contingencies
Equity
Member's equity	4,989	4,899
Accumulated other comprehensive income	2	1
Total equity	4,991	4,900
Total Liabilities and Equity	$17,261	$16,612
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	134	116
Equity component of AFUDC	(11)	(4)
Impairment charges	1	2
Deferred income taxes	100	83
Accrued pension and other post-retirement benefit costs	1	1
Payments for asset retirement obligations	(14)	(12)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	7
Receivables	51	52
Receivables from affiliated companies	(1)	14
Inventory	42	(12)
Other current assets	(33)	(44)
Increase (decrease) in
Accounts payable	(35)	25
Accounts payable to affiliated companies	(48)	(40)
Taxes accrued	29	(70)
Other current liabilities	(47)	(14)
Other assets	(13)	(30)
Other liabilities	(5)	(6)
Net cash provided by operating activities	241	178
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(538)	(370)
Purchases of available-for-sale securities	(153)	(143)
Proceeds from sales and maturities of available-for-sale securities	165	164
Proceeds from insurance	4	43
Notes receivable from affiliated companies	(293)	—
Other	9	(1)
Net cash used in investing activities	(806)	(307)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	892	—
Payments for the redemption of long-term debt	(38)	(2)
Notes payable to affiliated companies	(297)	135
Other	(1)	—
Net cash provided by financing activities	556	133
Net (decrease) increase in cash and cash equivalents	(9)	4
Cash and cash equivalents at beginning of period	16	8
Cash and cash equivalents at end of period	$7	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$153	$173

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Income
		Net Unrealized
		Gains on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2015	$5,121	$—	$5,121
Net income	110	—	110
Other comprehensive income	—	1	1
Balance at March 31, 2016	$5,231	$1	$5,232

Balance at December 31, 2016	$4,899	$1	$4,900
Net income	90	—	90
Other comprehensive income	—	1	1
Balance at March 31, 2017	$4,989	$2	$4,991

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating Revenues
Regulated electric	$337	$340
Regulated natural gas	170	170
Nonregulated electric and other	11	6
Total operating revenues	518	516
Operating Expenses
Fuel used in electric generation and purchased power – regulated	97	111
Fuel used in electric generation and purchased power – nonregulated	15	10
Cost of natural gas	54	49
Operation, maintenance and other	130	119
Depreciation and amortization	67	61
Property and other taxes	72	71
Total operating expenses	435	421
Gains on Sales of Other Assets and Other, net	—	1
Operating Income	83	96
Other Income and Expenses, net	4	2
Interest Expense	22	20
Income From Continuing Operations Before Income Taxes	65	78
Income Tax Expense From Continuing Operations	23	21
Income From Continuing Operations	42	57
Income From Discontinued Operations, net of tax	—	2
Net Income and Comprehensive Income	$42	$59

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$13	$13
Receivables (net of allowance for doubtful accounts of $2 at 2017 and 2016)	63	71
Receivables from affiliated companies	88	129
Notes receivable from affiliated companies	179	94
Inventory	118	137
Regulatory assets	21	37
Other	34	37
Total current assets	516	518
Property, Plant and Equipment
Cost	8,236	8,126
Accumulated depreciation and amortization	(2,611)	(2,579)
Net property, plant and equipment	5,625	5,547
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	525	520
Other	23	23
Total other noncurrent assets	1,468	1,463
Total Assets	$7,609	$7,528
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$252	$282
Accounts payable to affiliated companies	64	63
Notes payable to affiliated companies	8	16
Taxes accrued	127	178
Interest accrued	33	19
Current maturities of long-term debt	1	1
Regulatory liabilities	21	21
Other	83	91
Total current liabilities	589	671
Long-Term Debt	1,951	1,858
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,472	1,443
Asset retirement obligations	76	77
Regulatory liabilities	236	236
Accrued pension and other post-retirement benefit costs	56	56
Other	166	166
Total other noncurrent liabilities	2,006	1,978
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at 2017 and 2016	762	762
Additional paid-in capital	2,695	2,695
Accumulated deficit	(419)	(461)
Total equity	3,038	2,996
Total Liabilities and Equity	$7,609	$7,528

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	62
Equity component of AFUDC	(2)	(1)
Gains on sales of other assets	—	(1)
Deferred income taxes	30	11
Accrued pension and other post-retirement benefit costs	1	1
Payments for asset retirement obligations	(2)	(1)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	2
Receivables	7	(18)
Receivables from affiliated companies	41	(9)
Inventory	19	1
Other current assets	9	78
Increase (decrease) in
Accounts payable	(10)	(1)
Accounts payable to affiliated companies	1	—
Taxes accrued	(52)	(31)
Other current liabilities	9	14
Other assets	(6)	(2)
Other liabilities	(3)	—
Net cash provided by operating activities	153	164
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(143)	(85)
Notes receivable from affiliated companies	(85)	(19)
Other	(8)	(4)
Net cash used in investing activities	(236)	(108)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	93	95
Payments for the redemption of long-term debt	(1)	(51)
Notes payable to affiliated companies	(8)	(95)
Other	(1)	—
Net cash provided by (used in) financing activities	83	(51)
Net increase in cash and cash equivalents	—	5
Cash and cash equivalents at beginning of period	13	14
Cash and cash equivalents at end of period	$13	$19
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$57	$31

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2015	$762	$2,720	$(698)	$2,784
Net income	—	—	59	59
Balance at March 31, 2016	$762	$2,720	$(639)	$2,843

Balance at December 31, 2016	$762	$2,695	$(461)	$2,996
Net income	—	—	42	42
Balance at March 31, 2017	$762	$2,695	$(419)	$3,038

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating Revenues	$758	$714
Operating Expenses
Fuel used in electric generation and purchased power	251	228
Operation, maintenance and other	174	162
Depreciation and amortization	125	125
Property and other taxes	22	23
Total operating expenses	572	538
Operating Income	186	176
Other Income and Expenses, net	8	4
Interest Expense	44	44
Income Before Income Taxes	150	136
Income Tax Expense	59	41
Net Income	$91	$95
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	(1)
Comprehensive Income	$91	$94

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$15	$17
Receivables (net of allowance for doubtful accounts of $1 at 2017 and 2016)	72	105
Receivables from affiliated companies	88	114
Notes receivable from affiliated companies	199	86
Inventory	478	504
Regulatory assets	156	149
Other	35	45
Total current assets	1,043	1,020
Property, Plant and Equipment
Cost	14,411	14,241
Accumulated depreciation and amortization	(4,426)	(4,317)
Net property, plant and equipment	9,985	9,924
Other Noncurrent Assets
Regulatory assets	1,066	1,073
Other	156	147
Total other noncurrent assets	1,222	1,220
Total Assets	$12,250	$12,164
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$210	$263
Accounts payable to affiliated companies	75	74
Taxes accrued	72	31
Interest accrued	52	61
Current maturities of long-term debt	3	3
Regulatory liabilities	44	40
Other	75	93
Total current liabilities	531	565
Long-Term Debt	3,631	3,633
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,921	1,900
Asset retirement obligations	867	866
Regulatory liabilities	743	748
Accrued pension and other post-retirement benefit costs	77	71
Investment tax credits	148	137
Other	24	27
Total other noncurrent liabilities	3,780	3,749
Commitments and Contingencies
Equity
Member's Equity	4,158	4,067
Total Liabilities and Equity	$12,250	$12,164

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	126	127
Equity component of AFUDC	(6)	(3)
Deferred income taxes	37	(16)
Accrued pension and other post-retirement benefit costs	1	2
Payments for asset retirement obligations	(7)	(5)
(Increase) decrease in
Receivables	44	16
Receivables from affiliated companies	26	7
Inventory	26	45
Other current assets	(2)	(19)
Increase (decrease) in
Accounts payable	(32)	(44)
Accounts payable to affiliated companies	1	(22)
Taxes accrued	41	30
Other current liabilities	(15)	(18)
Other assets	(11)	(4)
Other liabilities	(3)	(11)
Net cash provided by operating activities	317	180
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(189)	(151)
Purchases of available-for-sale securities	(4)	(5)
Proceeds from sales and maturities of available-for-sale securities	2	4
Notes receivable from affiliated companies	(113)	(19)
Other	(12)	(1)
Net cash used in investing activities	(316)	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(2)	—
Other	(1)	—
Net cash used in financing activities	(3)	—
Net (decrease) increase in cash and cash equivalents	(2)	8
Cash and cash equivalents at beginning of period	17	9
Cash and cash equivalents at end of period	$15	$17
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$84	$42

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated
					Other
					Comprehensive
					Income
		Additional			Net Gains on
	Common	Paid-in	Retained	Member's	Cash Flow	Total
(in millions)	Stock	Capital	Earnings	Equity	Hedges	Equity
Balance at December 31, 2015	$1	$1,384	$2,450	$—	$1	$3,836
Net income	—	—	—	95	—	95
Other comprehensive loss	—	—	—	—	(1)	(1)
Transfer to Member's Equity	(1)	(1,384)	(2,450)	3,835	—	—
Balance at March 31, 2016	$—	$—	$—	$3,930	$—	$3,930

Balance at December 31, 2016	$—	$—	$—	$4,067	$—	$4,067
Net income	—	—	—	91	—	91
Balance at March 31, 2017	$—	$—	$—	$4,158	$—	$4,158

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Revenues
Regulated natural gas	$498	$481
Nonregulated natural gas and other	2	2
Total operating revenues	500	483
Operating Expenses
Cost of natural gas	205	197
Operation, maintenance and other	77	74
Depreciation and amortization	35	34
Property and other taxes	13	11
Total operating expenses	330	316
Operating Income	170	167
Equity in Earnings of Unconsolidated Affiliates	3	16
Interest Expense	20	17
Income Before Income Taxes	153	166
Income Tax Expense	58	63
Net Income and Comprehensive Income	$95	$103

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$15	$25
Receivables (net of allowance for doubtful accounts of $5 at 2017 and $3 at 2016)	193	232
Receivables from affiliated companies	7	7
Inventory	29	66
Regulatory assets	98	124
Other	21	21
Total current assets	363	475
Property, Plant and Equipment
Cost	6,297	6,174
Accumulated depreciation and amortization	(1,390)	(1,360)
Net property, plant and equipment	4,907	4,814
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	350	373
Investments in equity method unconsolidated affiliates	225	212
Other	19	21
Total other noncurrent assets	643	655
Total Assets	$5,913	$5,944
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$104	$155
Accounts payable to affiliated companies	3	8
Notes payable and commercial paper	—	330
Notes payable to affiliated companies	261	—
Taxes accrued	69	67
Interest accrued	27	33
Current maturities of long-term debt	35	35
Other	70	102
Total current liabilities	569	730
Long-Term Debt	1,786	1,786
Other Noncurrent Liabilities
Deferred income taxes	981	931
Asset retirement obligations	14	14
Regulatory liabilities	613	608
Accrued pension and other post-retirement benefit costs	14	14
Other	169	189
Total other noncurrent liabilities	1,791	1,756
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2017 and 2016	860	860
Retained earnings	907	812
Total equity	1,767	1,672
Total Liabilities and Equity	$5,913	$5,944

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37	37
Deferred income taxes	50	68
Equity in earnings from unconsolidated affiliates	(3)	(16)
Accrued pension and other post-retirement benefit costs	3	1
Payments for asset retirement obligations	—	(1)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(41)	—
Receivables	40	(14)
Inventory	37	49
Other current assets	24	20
Increase (decrease) in
Accounts payable	(31)	(21)
Accounts payable to affiliated companies	(5)	—
Taxes accrued	2	3
Other current liabilities	(17)	(9)
Other assets	25	23
Other liabilities	(1)	(20)
Net cash provided by operating activities	215	223
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(141)	(132)
Contributions to equity method investments	(12)	(9)
Other	(3)	(1)
Net cash used in investing activities	(156)	(142)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	7
Notes payable and commercial paper	(330)	(80)
Notes payable to affiliated companies	261	—
Dividends paid	—	(27)
Net cash used in financing activities	(69)	(100)
Net decrease in cash and cash equivalents	(10)	(19)
Cash and cash equivalents at beginning of period	25	33
Cash and cash equivalents at end of period	$15	$14
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$24	$43

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated
			Other
			Comprehensive
			Income
			Net Loss on
			Hedging Activities
	Common	Retained	of Unconsolidated	Total
(in millions)	Stock	Earnings	Affiliates	Equity
Balance at December 31, 2015	$728	$731	$(1)	$1,458
Net income	—	103	—	103
Common stock issuances, including dividend reinvestments and employee benefits	7	—	—	7
Common stock dividends	—	(27)	—	(27)
Balance at March 31, 2016	$735	$807	$(1)	$1,541

Balance at December 31, 2016	$860	$812	$—	$1,672
Net income	—	95	—	95
Balance at March 31, 2017	$860	$907	$—	$1,767

See Notes to Condensed Consolidated Financial Statements

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited)

Index to Combined Notes to Condensed Consolidated Financial Statements
The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17
Duke Energy Corporation	•	•	•	•	•	•	•		•	•	•	•	•	•	•	•	•
Duke Energy Carolinas, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
Progress Energy, Inc.	•		•	•	•	•	•	•	•	•	•	•			•	•	•
Duke Energy Progress, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
Duke Energy Florida, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
Duke Energy Ohio, Inc.	•		•	•	•	•	•	•	•		•	•			•	•	•
Duke Energy Indiana, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
Piedmont Natural Gas Company, Inc.	•	•	•	•	•	•	•	•	•	•	•	•		•	•	•	•
Tables within the notes may not sum across due to (i) Progress Energy's consolidation of Duke Energy Progress, Duke Energy Florida and other subsidiaries that are not registrants, (ii) subsidiaries that are not registrants but included in the consolidated Duke Energy balances and (iii) the Piedmont registrant not included in the consolidated Duke Energy results for the three months ended March 31, 2016, as Piedmont results were not consolidated by Duke Energy until after the acquisition date of October 3, 2016.
1. ORGANIZATION AND BASIS OF PRESENTATION
NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) primarily through its direct and indirect subsidiaries. Certain Duke Energy subsidiaries are also subsidiary registrants, including Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, LLC (Duke Energy Progress); Duke Energy Florida, LLC (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, LLC (Duke Energy Indiana) and Piedmont Natural Gas Company, Inc. (Piedmont). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
On October 3, 2016, Duke Energy completed the acquisition of Piedmont. Piedmont's results of operations and cash flows are included in the accompanying condensed consolidated financial statements of Duke Energy for the three months ended March 31, 2017, but not for the three months ended March 31, 2016, as Piedmont's earnings and cash flows are only included in Duke Energy's consolidated results subsequent to the acquisition date. See Note 2 for additional information regarding the acquisition.
In December 2016, Duke Energy completed an exit of the Latin American market to focus on its domestic regulated business, which was further bolstered by the acquisition of Piedmont. The sale of the International Energy business segment, excluding an equity method investment in National Methanol Company (NMC), was completed through two transactions including a sale of assets in Brazil to China Three Gorges (Luxembourg) Energy S.à.r.l. (China Three Gorges) and a sale of Duke Energy's remaining Latin American assets in Peru, Chile, Ecuador, Guatemala, El Salvador and Argentina to ISQ Enerlam Aggregator, L.P. and Enerlam (UK) Holding Ltd. (I Squared Capital) (collectively, the International Disposal Group). See Note 2 for additional information on the sale of International Energy.
The results of operations of the International Disposal Group have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these Condensed Consolidated Financial Statements exclude amounts related to discontinued operations. See Note 2 for additional information.
These Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and subsidiaries where the respective Duke Energy Registrants have control. These Condensed Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain jointly owned generation and transmission facilities. Substantially all of the Subsidiary Registrants' operations qualify for regulatory accounting.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

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
Piedmont is a regulated public utility primarily engaged in the distribution of natural gas in portions of North Carolina, South Carolina and Tennessee. Piedmont is also invested in joint venture, energy-related businesses, including regulated interstate natural gas transportation and storage and intrastate natural gas transportation businesses. Piedmont is subject to the regulatory provisions of the NCUC, PSCSC, Tennessee Public Utility Commission (formerly the Tennessee Regulatory Authority) (TPUC) and FERC.
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Since the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2016, and the Consolidated Financial Statements and Notes in the Piedmont Annual Report on Form 10-K for the year ended October 31, 2016.
Effective November 1, 2016, Piedmont's fiscal year-end was changed from October 31 to December 31, the year-end of Duke Energy. A transition report was filed on Form 10-Q (Form 10-QT) as of December 31, 2016, for the transition period from November 1, 2016 to December 31, 2016.
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
UNBILLED REVENUE
Revenues on sales of electricity and natural gas are recognized when service is provided or the product is delivered. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy and natural gas delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer mix, average price in effect for customer classes, timing of rendering customer bills, meter reading schedules, and the impact of weather normalization or margin decoupling mechanisms.
Unbilled revenues are included within Receivables and Receivables of variable interest entities (VIEs) on the Condensed Consolidated Balance Sheets as shown in the following table.

(in millions)	March 31, 2017	December 31, 2016
Duke Energy	$724	$831
Duke Energy Carolinas	296	313
Progress Energy	151	161
Duke Energy Progress	84	102
Duke Energy Florida	67	59
Duke Energy Ohio	2	2
Duke Energy Indiana	27	32
Piedmont	38	77

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

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

(in millions)	March 31, 2017	December 31, 2016
Duke Energy Ohio	$69	$97
Duke Energy Indiana	106	123
AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS
Duke Energy's amount of Income from Discontinued Operations, net of tax presented on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016, includes amounts attributable to noncontrolling interest. The following table presents Net Income Attributable to Duke Energy Corporation for continuing operations and discontinued operations.

Three Months Ended
(in millions)	March 31, 2016
Income from Continuing Operations	$577
Income from Continuing Operations Attributable to Noncontrolling Interests	3
Income from Continuing Operations Attributable to Duke Energy Corporation	$574
Income from Discontinued Operations, net of tax	$122
Income from Discontinued Operations Attributable to Noncontrolling Interests, net of tax	2
Income from Discontinued Operations Attributable to Duke Energy Corporation, net of tax	$120
Net Income	$699
Net Income Attributable to Noncontrolling Interests	5
Net Income Attributable to Duke Energy Corporation	$694
INVENTORY
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Inventory, including excess or obsolete inventory, is written-down to the lower of cost or market value. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. Provisions for inventory write-offs were not material for the three months ended March 31, 2017 and December 31, 2016. The components of inventory are presented in the tables below.

	March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,328	$766	$1,122	$780	$341	$85	$315	$2
Coal	724	248	297	162	135	17	161	—
Natural gas, oil and other fuel	314	37	233	111	123	16	2	27
Total inventory	$3,366	$1,051	$1,652	$1,053	$599	$118	$478	$29

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,374	$767	$1,167	$813	$354	$84	$312	$1
Coal	774	251	314	148	166	19	190	—
Natural gas, oil and other fuel	374	37	236	115	121	34	2	65
Total inventory	$3,522	$1,055	$1,717	$1,076	$641	$137	$504	$66
EXCISE TAXES
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, excise taxes are accounted for net.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Excise taxes accounted for on a gross basis as both operating revenues and property and other taxes on the Condensed Consolidated Statements of Operations were as follows.

	Three Months Ended March 31,
(in millions)	2017	2016
Duke Energy	$91	$91
Duke Energy Carolinas	9	8
Progress Energy	46	47
Duke Energy Progress	5	5
Duke Energy Florida	41	42
Duke Energy Ohio	28	28
Duke Energy Indiana	7	8
Piedmont	1	1
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2017 and 2016 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. While immaterial, adoption of the following accounting standard had the most significant impact on the Duke Energy results of operations, cash flows and financial position for the three months ended March 31, 2017.
Stock-Based Compensation and Income Taxes. In March 2017, Duke Energy adopted Financial Accounting Standards Board (FASB) guidance, which revised the accounting for stock-based compensation and the associated income taxes. The adopted guidance changes certain aspects of accounting for stock-based payment awards to employees including the accounting for income taxes and classification on the Condensed Consolidated Statements of Cash Flows. The primary impact to Duke Energy as a result of implementing this guidance was a cumulative-effect adjustment to retained earnings for tax benefits not previously recognized and higher income tax expense for the three months ended March 31, 2017. See the Duke Energy Condensed Consolidated Statements of Changes in Equity and Note 16 for further information.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by Duke Energy, as of March 31, 2017.
Retirement Benefits. In March 2017, the FASB issued revised accounting guidance for the presentation of net periodic costs related to benefit plans. Current GAAP permits the aggregation of all the components of net periodic costs on the income statement and does not require the disclosure of the location of net periodic costs on the Condensed Consolidated Statement of Operations. Under the amended guidance, the service cost component of net periodic costs must be included within Operating income within the same line as other compensation expenses. All other components of net periodic costs must be outside of Operating income. In addition, the updated guidance permits only the service cost component of net periodic costs to be capitalized to Inventory or Property, Plant and Equipment. This represents a change from current GAAP, which permits all components of net periodic costs to be capitalized. The guidance allows for a practical expedient that permits a company to use amounts disclosed in prior-period financial statements as the estimation basis for applying the retrospective presentation requirements.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2018. These amendments should be applied retrospectively for the presentation of the various components of net periodic costs and prospectively for the change in eligible costs to be capitalized. Duke Energy currently presents all of the components of net periodic costs that are not capitalized within Operation, maintenance and other on the Condensed Consolidated Statement of Operations. Under this updated guidance, Duke Energy will retrospectively move all the components of net periodic costs except for the service cost component to below Operating income. However, Duke Energy will continue to present the service cost component not capitalized within Operation, maintenance and other as this line item includes other compensation expense. Duke Energy is currently evaluating the financial statement impact, if any, of adopting this standard and whether or not the practical expedient will be utilized.
Goodwill Impairment. In January 2017, the FASB issued revised guidance for subsequent measurement of goodwill. Under the guidance, a company will recognize an impairment to goodwill for the amount by which a reporting unit's carrying value exceeds the reporting unit's fair value, not to exceed the amount of goodwill allocated to that reporting unit. For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2020. However, Duke Energy expects to early adopt this guidance on a prospective basis for the next interim or annual goodwill impairment test. Duke Energy does not expect adopting this guidance will have a material impact to its results of operations or financial position.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

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
Duke Energy intends to use the modified retrospective method of adoption effective January 1, 2018. This method results in a cumulative-effect adjustment that will be recorded to retained earnings as of January 1, 2018, as if the standard had always been in effect. Disclosures for 2018 will include a comparison to what would have been reported for 2018 under the current revenue recognition rules in order to assist financial statement users in understanding how revenue recognition has changed as a result of this standard and to facilitate comparability with prior year reported results, which are not restated under the modified retrospective approach.
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
For Duke Energy, this guidance is effective for the interim and annual periods beginning January 1, 2018, although it can be early adopted. The guidance will be applied using a retrospective transition method to each period presented. Upon adoption by Duke Energy, the revised guidance will result in a change to the amount of cash and cash equivalents and restricted cash explained when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prior to adoption, the Duke Energy Registrants reflect changes in restricted cash within Cash Flows from Investing Activities on the Condensed Consolidated Statement of Cash Flows.
Financial Instruments Classification and Measurement. In January 2016, the FASB issued revised accounting guidance for the classification and measurement of financial instruments. Changes in the fair value of all equity securities will be required to be recorded in net income. Current GAAP allows some changes in fair value for available-for-sale equity securities to be recorded in Accumulated other comprehensive income (AOCI). Additional disclosures will be required to present separately the financial assets and financial liabilities by measurement category and form of financial asset. An entity's equity investments that are accounted for under the equity method of accounting are not included within the scope of the new guidance.
For Duke Energy, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018, by recording a cumulative-effect adjustment to retained earnings as of January 1, 2018. This guidance is expected to have minimal impact on the Duke Energy Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income as changes in the fair value of most of the Duke Energy Registrants' available-for-sale equity securities are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations.
2. ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.
Acquisition of Piedmont Natural Gas
On October 3, 2016, Duke Energy acquired all outstanding common stock of Piedmont for a total cash purchase price of $5.0 billion and assumed Piedmont's existing long-term debt, which had a fair value of approximately $2.0 billion at the time of the acquisition. The acquisition provides a foundation for Duke Energy to establish a broader, long-term strategic natural gas infrastructure platform to complement its existing natural gas pipeline investments and regulated natural gas business in the Midwest. In connection with the closing of the acquisition, Piedmont became a wholly owned subsidiary of Duke Energy.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Purchase Price Allocation
The purchase price allocation of the Piedmont acquisition is as follows:

(in millions)
Current assets	$497
Property, plant and equipment, net	4,714
Goodwill	3,353
Other long-term assets	804
Total assets	9,368
Current liabilities, including current maturities of long-term debt	576
Long-term liabilities	1,790
Long-term debt	2,002
Total liabilities	4,368
Total purchase price	$5,000
The fair value of Piedmont's assets and liabilities were determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows (including timing), discount rates reflecting risk inherent in the future cash flows and market prices of long-term debt.
The majority of Piedmont’s operations are subject to the rate-setting authority of the NCUC, the PSCSC and the TPUC and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for Piedmont’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Thus, the fair value of Piedmont's assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying value and does not reflect any net valuation adjustments.
The significant assets and liabilities for which valuation adjustments were reflected within the purchase price allocation include the acquired equity method investments and long-term debt. The difference between the fair value and the pre-acquisition carrying value of long-term debt for regulated operations was recorded as a regulatory asset.
The excess of the purchase price over the fair value of Piedmont's assets and liabilities on the acquisition date was recorded as goodwill. The goodwill reflects the value paid by Duke Energy primarily for establishing a broader, long-term strategic natural gas infrastructure platform, an improved risk profile and expected synergies resulting from the combined entities.
Under Securities and Exchange Commission (SEC) regulations, Duke Energy elected not to apply push down accounting to the stand-alone Piedmont financial statements.
Accounting Charges Related to the Acquisition
Duke Energy incurred pretax nonrecurring transaction and integration costs associated with the acquisition of $16 million and $101 million for the three months ended March 31, 2017 and 2016, respectively. The 2016 amount includes $100 million of Interest Expense, which was driven by $93 million of unrealized losses on forward-starting interest rate swaps related to the acquisition financing. See Note 9 for additional information on the swaps.
Pro Forma Financial Information
The following unaudited pro forma financial information reflects the combined results of operations of Duke Energy and Piedmont as if the merger had occurred as of January 1, 2016. The pro forma financial information excludes potential cost savings, intercompany revenues, Piedmont’s earnings from the equity method investment in SouthStar sold immediately prior to the merger, and after-tax nonrecurring transaction and integration costs incurred by Duke Energy and Piedmont of $63 million. See Note 3 for additional information on Piedmont's sale of SouthStar.
This information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy.

Three Months Ended
(in millions)	March 31, 2016
Operating Revenues	$5,840
Net Income Attributable to Duke Energy Corporation	832

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DISPOSITIONS
Sale of International Energy
In December 2016, Duke Energy sold its International Energy businesses, excluding the equity method investment in NMC (the International Disposal Group), in two separate transactions. Duke Energy sold its Brazilian business to China Three Gorges for approximately $1.2 billion, including the assumption of debt, and its remaining Central and South American businesses to I Squared Capital in a deal also valued at approximately $1.2 billion, including the assumption of debt. The transactions generated cash proceeds of $1.9 billion, excluding transaction costs, which were primarily used to reduce Duke Energy holding company debt.
The following table presents the results of the International Disposal Group, which are included in Income from Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations. Interest expense directly associated with the International Disposal Group was allocated to discontinued operations. No interest from corporate level debt was allocated to discontinued operations.

Three Months Ended
(in millions)	March 31, 2016
Operating Revenues	$246
Fuel used in electric generation and purchased power	47
Cost of natural gas	11
Operation, maintenance and other	71
Depreciation and amortization	22
Property and other taxes	3
Other Income and Expenses, net	10
Interest Expense	22
Income before income taxes	80
Income tax benefit(a)	(39)
Income from discontinued operations of the International Disposal Group	119
Income from discontinued operations of other businesses	3
Income from Discontinued Operations, net of tax	$122

(a)	Includes an income tax benefit of $95 million related to historical undistributed foreign earnings. See Note 16 for additional information.
Duke Energy has elected not to separately disclose discontinued operations on the Condensed Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the International Disposal Group.

Three Months Ended
(in millions)	March 31, 2016
Cash flows provided by (used in):
Operating activities	$85
Investing activities	(9)
Other Sale Related Matters
Duke Energy will provide certain transition services to China Three Gorges and I Squared Capital for a period not to extend beyond November 2017 and December 2017, respectively. Cash flows related to providing the transition services are not material. In addition, Duke Energy will reimburse China Three Gorges and I Squared Capital for all tax obligations arising from the period preceding consummation on the transactions, totaling approximately $78 million. Duke Energy has not recorded any other liabilities, contingent liabilities or indemnifications related to the International Disposal Group.
3. BUSINESS SEGMENTS
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The Electric Utilities and Infrastructure segment includes Duke Energy's regulated electric utilities in the Carolinas, Florida and the Midwest. The regulated electric utilities conduct operations through the Subsidiary Registrants that are substantially all regulated and, accordingly, qualify for regulatory accounting treatment. Electric Utilities and Infrastructure also includes Duke Energy's electric transmission infrastructure investments.
The Gas Utilities and Infrastructure segment includes Piedmont, Duke Energy's natural gas local distribution companies in Ohio and Kentucky, and Duke Energy's natural gas storage and mid-stream pipeline investments. Gas Utilities and Infrastructure's operations are substantially all regulated and, accordingly, qualify for regulatory accounting treatment.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$4,939	$648	$128	$5,715	$14	$—	$5,729
Intersegment revenues	8	22	—	30	19	(49)	—
Total revenues	$4,947	$670	$128	$5,745	$33	$(49)	$5,729
Segment income (loss)	$635	$133	$25	$793	$(77)	$—	$716
Add back noncontrolling interests							1
Net income							$717
Segment assets	$115,766	$10,866	$4,400	$131,032	$2,898	$178	$134,108

	Three Months Ended March 31, 2016
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,081	$169	$114	$5,364	$13	$—	$5,377
Intersegment revenues	8	1	—	9	16	(25)	—
Total revenues	$5,089	$170	$114	$5,373	$29	$(25)	$5,377
Segment income (loss)(a)	$664	$32	$26	$722	$(148)	$—	$574
Add back noncontrolling interests							3
Income from discontinued operations, net of tax							122
Net income							$699

(a)
Other includes $74 million of after-tax costs to achieve mergers, including losses on forward-starting interest rate swaps related to the Piedmont acquisition financing. See Note 9 for additional information.

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Other is primarily comprised of governance costs allocated by its parent, Duke Energy, and revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from the Ohio Valley Electric Corporation's (OVEC) power plants. See Note 8 for additional information on related party transactions.

	Three Months Ended March 31, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Consolidated
Total revenues	$337	$170	$507	$11	$—	$518
Segment income (loss)/Net Income	24	26	50	(8)	—	42
Segment assets	4,856	2,696	7,552	71	(14)	7,609

	Three Months Ended March 31, 2016
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Consolidated
Total revenues	$340	$170	$510	$6	$—	$516
Segment income (loss)	$36	$31	$67	$(9)	$(1)	$57
Income from discontinued operations, net of tax						2
Net income						$59
DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA, DUKE ENERGY INDIANA AND PIEDMONT
Piedmont has one reportable segment, Gas Utilities and Infrastructure, which transports and sells natural gas. The remainder of Piedmont's operations is classified as Other. While not considered a reportable segment, Other primarily consists of certain unallocated corporate costs, including acquisition-related expenses, and Piedmont's equity method investment in SouthStar Energy Services, LLC (SouthStar) prior to its sale. Piedmont sold its 15 percent membership interest in SouthStar on October 3, 2016. Piedmont's income, net of tax, from SouthStar for the three months ended March 31, 2016 was $7 million.
The remaining Subsidiary Registrants each have one reportable operating segment, Electric Utilities and Infrastructure, which generates, transmits, distributes and sells electricity. The remainder of each company's operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $55 million and $56 million for the three months ended March 31, 2017 and 2016, respectively. The following table summarizes the net loss of Other for each of these entities.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Duke Energy Carolinas	$(6)	$(17)
Progress Energy	(43)	(49)
Duke Energy Progress	(3)	(8)
Duke Energy Florida	(2)	(4)
Duke Energy Indiana	(2)	(2)
Piedmont	(4)	6
The assets at Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana are substantially all included within the Electric Utilities and Infrastructure segment at March 31, 2017. The assets at Piedmont are substantially all included within the Gas Utilities and Infrastructure segment at March 31, 2017.
4. REGULATORY MATTERS
RATE RELATED INFORMATION
The NCUC, PSCSC, FPSC, IURC, PUCO, TPUC and KPSC approve rates for retail electric and natural gas services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio and Indiana), as well as sales of transmission service. The FERC also regulates certification and siting of new interstate natural gas pipeline projects.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Carolinas and Duke Energy Progress
Ash Basin Closure Costs Deferral
On December 30, 2016, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC seeking an accounting order authorizing deferral of certain costs incurred in connection with federal and state environmental remediation requirements related to the permanent closure of ash basins and other ash storage units at coal-fired generating facilities that have provided or are providing generation to customers located in North Carolina. Initial comments were received in March 2017, and reply comments were filed on April 19, 2017. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750-MW combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and estimates a cost to build of $600 million for its share of the facility, including AFUDC. The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League (SCCL) and Southern Alliance for Clean Energy (SACE) jointly filed a Notice of Appeal with the Court of Appeals of South Carolina (S.C. Court of Appeals) seeking the court's review of the PSCSC's decision, claiming the PSCSC did not properly consider a request related to a proposed solar facility prior to granting approval of the CECPCN. The S.C. Court of Appeals affirmed the PSCSC's decision on February 10, 2016, and on March 24, 2016, denied a request for rehearing filed by SCCL and SACE. On April 21, 2016, SCCL and SACE petitioned the South Carolina Supreme Court for review of the S.C. Court of Appeals decision. On March 24, 2017, the South Carolina Supreme Court denied the request for review, thus concluding the matter.
William States Lee III Nuclear Station
In December 2007, Duke Energy Carolinas applied to the NRC for combined operating licenses (COLs) for two Westinghouse Electric Company (Westinghouse) AP1000 reactors for the proposed William States Lee III Nuclear Station to be located at a site in Cherokee County, South Carolina. The NCUC and PSCSC have concurred with the prudency of Duke Energy Carolinas decisions to incur certain project development and preconstruction costs through several separately issued orders, although full cost recovery is not guaranteed. In December 2016, the NRC issued a COL for each reactor. Duke Energy Carolinas is not required to build the nuclear reactors as a result of the COLs being issued.
On March 29, 2017, Westinghouse filed for voluntary Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. Duke Energy Carolinas is monitoring the bankruptcy proceedings to assess the impact it will have on the future construction of nuclear plants.
Duke Energy Progress
Storm Cost Deferral Filing
On December 16, 2016, Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer certain costs incurred in connection with response to Hurricane Matthew and other significant storms in 2016. Duke Energy Progress proposed in the filing to true-up the total costs quarterly through August 2017. The current estimate of incremental operation and maintenance and capital costs is $116 million. On March 15, 2017, the Public Staff filed comments supporting deferral of a portion of Duke Energy Progress’ requested amount. Duke Energy Progress filed reply comments on April 12, 2017. Duke Energy Progress cannot predict the outcome of this matter.
Western Carolinas Modernization Plan
On November 4, 2015, Duke Energy Progress announced a Western Carolinas Modernization Plan, which included retirement of the existing Asheville coal-fired plant, the construction of two 280‑MW combined-cycle natural gas plants having dual fuel capability, with the option to build a third natural gas simple cycle unit in 2023 based upon the outcome of initiatives to reduce the region's power demand. The plan also included upgrades to existing transmission lines and substations, installation of solar generation and a pilot battery storage project. These investments will be made within the next seven years. Duke Energy Progress is also working with the local natural gas distribution company to upgrade an existing natural gas pipeline to serve the natural gas plant.
On March 28, 2016, the NCUC issued an order approving a Certificate of Public Convenience and Necessity (CPCN) for the new combined-cycle natural gas plants, but denying the CPCN for the contingent simple cycle unit without prejudice to Duke Energy Progress to refile for approval in the future. On March 28, 2017, Duke Energy Progress filed an annual progress report for the construction of the combined-cycle plants with the NCUC, with an estimated cost of $893 million. Site preparation activities for the combined-cycle plants are underway and construction of these plants is scheduled to begin in fall 2017, with an expected in-service date in late 2019. Duke Energy Progress plans to file for future approvals related to the proposed solar generation and pilot battery storage project.
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $471 million and $492 million are included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, respectively.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Florida
Hines Chiller Uprate Project
On February 2, 2017, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirement for a Chiller Uprate Project (Uprate Project) at the Hines Energy Complex. The Uprate Project was placed into service in March 2017 at a cost of approximately $150 million. The retail revenue requirement is approximately $19 million. On March 28, 2017, the FPSC issued an order approving the revenue requirement which were included in base rates for the first billing cycle of April 2017.
Levy Nuclear Project
On July 28, 2008, Duke Energy Florida applied to the NRC for COLs for two Westinghouse AP1000 reactors at Levy. In 2008, the FPSC granted Duke Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule, together with the associated facilities, including transmission lines and substation facilities. In October 2016, the NRC issued COLs for the proposed Levy Nuclear Plant Units 1 and 2. Duke Energy Florida is not required to build the nuclear reactors as a result of the COLs being issued.
On January 28, 2014, Duke Energy Florida terminated the Levy engineering, procurement and construction agreement (EPC). Duke Energy Florida may be required to pay for work performed under the EPC. Duke Energy Florida recorded an exit obligation in 2014 for the termination of the EPC. This liability was recorded within Other in Deferred Credits and Other Liabilities with an offset primarily to Regulatory assets on the Condensed Consolidated Balance Sheets. Duke Energy Florida is allowed to recover reasonable and prudent EPC cancellation costs from its retail customers. On May 1, 2017, Duke Energy Florida filed a request with the FPSC to recover approximately $82 million of Levy Nuclear Project costs from retail customers in 2018. A hearing is scheduled in August 2017. Duke Energy Florida cannot predict the outcome of this matter.
On March 29, 2017, Westinghouse filed for voluntary Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. Duke Energy Florida is monitoring the bankruptcy proceedings to assess the impact it will have on the future construction of nuclear plants.
Duke Energy Ohio
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing price stabilization rider (Rider PSR) to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. The PUCO approved Rider PSR, but set it at zero dollars in connection with the most recent electric security plan. The application seeks to adjust Rider PSR as of April 1, 2017. Duke Energy Ohio is seeking deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR are put into effect. See Note 12 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. Duke Energy Ohio cannot predict the outcome of this proceeding.
East Bend Coal Ash Basin Filing
On December 2, 2016, Duke Energy Kentucky filed with the KPSC a request for a CPCN for construction projects necessary to close and repurpose an ash basin at the East Bend facility as a result of current and proposed U.S. Environmental Protection Agency (EPA) regulations. Duke Energy Kentucky estimated a total cost of approximately $93 million in the filing and expects in-service date in the fourth quarter of 2018. Duke Energy Kentucky expects the KPSC to issue an order in the second quarter of 2017.
Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio has requested an estimated annual increase of approximately $15 million and a return on equity of 10.4 percent. The application also includes requests to continue certain current riders and establish new riders related to LED Outdoor Lighting Service and regulatory mandates. Duke Energy Ohio cannot predict the outcome of this matter.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. On January 20, 2017, Duke Energy Ohio filed an amended application with the Ohio Power Siting Board for approval of one of two proposed routes. If approved, construction of the pipeline extension is expected to be completed before the 2019/2020 winter season. A public hearing is scheduled for June 15, 2017, and an adjudicatory hearing is scheduled to begin July 12, 2017. The proposed project involves the installation of a natural gas line and is estimated to cost between $86 million and $110 million, excluding AFUDC.
Advanced Metering Infrastructure
On April 25, 2016, Duke Energy Kentucky filed with the KPSC an application for approval of a CPCN for the construction of advanced metering infrastructure. Duke Energy Kentucky estimates the $49 million project, if approved, will take two years to complete. Duke Energy Kentucky also requested approval to establish a regulatory asset of approximately $10 million for the remaining book value of existing meter equipment and inventory to be replaced. Duke Energy Kentucky and the Kentucky Attorney General entered into a stipulation to settle matters related to the application. An evidentiary hearing on the application and stipulation was held on December 8, 2016. Duke Energy Kentucky cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Accelerated Natural Gas Service Line Replacement Rider
On January 20, 2015, Duke Energy Ohio filed an application for approval of an accelerated natural gas service line replacement program (ASRP). Under the ASRP, Duke Energy Ohio proposed to replace certain natural gas service lines on an accelerated basis over a 10-year period. Duke Energy Ohio also proposed to complete preliminary survey and investigation work related to natural gas service lines that are customer owned and for which it does not have valid records and, further, to relocate interior natural gas meters to suitable exterior locations where such relocation can be accomplished. Duke Energy Ohio's current projected total capital and operations and maintenance expenditures under the ASRP are approximately $240 million. The filing also sought approval of a rider mechanism (Rider ASRP) to recover related expenditures. Duke Energy Ohio proposed to update Rider ASRP on an annual basis. Intervenors opposed the ASRP, primarily because they believe the program is neither required nor necessary under federal pipeline regulation. On October 26, 2016, the PUCO issued an order denying the proposed ASRP. The PUCO did, however, encourage Duke Energy Ohio to work with the PUCO Staff and intervenors. Duke Energy Ohio filed an application for rehearing of the PUCO decision. In December 2016, the PUCO granted the request for the purpose of further review. Duke Energy Ohio cannot predict the outcome of this matter.
Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. The PUCO approved Duke Energy Ohio’s application, but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed upon by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor. On January 6, 2016, Duke Energy Ohio and the PUCO Staff entered into a stipulation, pending the PUCO's approval, to resolve issues related to performance incentives and the PUCO Staff audit of 2013 costs, among other issues. In December 2015, based upon the stipulation, Duke Energy Ohio re-established approximately $20 million of the revenues that had been previously reversed. On October 26, 2016, the PUCO issued an order approving the stipulation without modification. Intervenors requested a rehearing of the PUCO decision. In December 2016, the PUCO granted a rehearing for the purpose of further review. Duke Energy Ohio cannot predict the outcome of this matter.
2012 Natural Gas Rate Case/Manufactured Gas Plant Cost Recovery
On November 13, 2013, the PUCO issued an order approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former manufactured gas plant (MGP) sites. The PUCO order also authorized Duke Energy Ohio to continue deferring MGP environmental investigation and remediation costs incurred subsequent to 2012 and to submit annual filings to adjust the MGP rider for future costs. Intervening parties appealed this decision to the Ohio Supreme Court and that appeal remains pending. Oral argument was heard on February 28, 2017. Incurred and projected investigation and remediation expenses at these MGP sites that have not been collected through the MGP rider are approximately $100 million and are recorded as Regulatory assets on Duke Energy Ohio's Condensed Consolidated Balance Sheet as of March 31, 2017. Duke Energy Ohio cannot predict the outcome of this matter.
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
Duke Energy Ohio had a recorded liability for its exit obligation and share of MTEP costs, excluding MVP, of $90 million at March 31, 2017, and December 31, 2016, recorded within Other in Current liabilities and Other in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The retail portions of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of March 31, 2017, and December 31, 2016, Duke Energy Ohio had $71 million recorded in Regulatory assets on the Condensed Consolidated Balance Sheets.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Indiana
Coal Combustion Residual Plan
On March 17, 2016, Duke Energy Indiana filed with the IURC a request for approval of its first group of federally mandated Coal Combustion Residual (CCR) rule compliance projects (Phase I CCR Compliance Projects) to comply with the EPA's CCR rule. The projects in this Phase I filing are CCR compliance projects, including the conversion of Cayuga and Gibson stations to dry bottom ash handling and related water treatment. Duke Energy Indiana has requested timely recovery of approximately $380 million in retail capital costs and incremental operating and maintenance costs, including AFUDC, under a federal mandate tracker that provides for timely recovery of 80 percent of such costs and deferral with carrying costs of 20 percent of such costs for recovery in a subsequent retail base rate case. On January 24, 2017, Duke Energy Indiana and various Intervenors filed a settlement agreement with the IURC. Terms of the settlement include recovery of 60 percent of the estimated CCR compliance construction project capital costs through existing rider mechanisms and deferral of 40 percent of these costs until Duke Energy Indiana's next general retail rate case. The deferred costs will earn a return based on Duke Energy Indiana's long-term debt rate of 4.73 percent until costs are included in retail rates, at which time the deferred costs will earn a full return. Costs are to be capped at $365 million, plus actual AFUDC. Costs above the cap may be recoverable in the next rate case. Terms of the settlement agreement also require Duke Energy Indiana to perform certain reporting and groundwater monitoring. The settlement is subject to approval by the IURC. An evidentiary hearing was held on February 23, 2017, and Duke Energy Indiana filed a proposed order with the IURC on March 30, 2017. Duke Energy Indiana cannot predict the outcome of this matter.
FERC Transmission Return on Equity Complaints
Customer groups have filed with the FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The complaints, among other things, claim that the current base rate of return on equity earned by MISO transmission owners should be reduced to 8.67 percent. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners' adder of 0.50 percent to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaints. On December 22, 2015, the presiding FERC ALJ in the first complaint issued an Initial Decision in which the base rate of return on equity was set at 10.32 percent. On September 28, 2016, the Initial Decision in the first complaint was affirmed by FERC, but is subject to rehearing requests. On June 30, 2016, the presiding FERC ALJ in the second complaint issued an Initial Decision setting the base rate of return on equity at 9.70 percent. The Initial Decision in the second complaint is pending FERC review. On April 14, 2017, the U.S. Court of Appeals for the District of Columbia Circuit, in Emera Maine v. FERC, reversed and remanded certain aspects of the methodology employed by FERC to establish rates of return on equity. This decision may affect the outcome of the complaints against Duke Energy Indiana. Duke Energy Indiana currently believes these matters will not have a material impact on its results of operations, cash flows and financial position.
Piedmont
North Carolina Integrity Management Rider Filings
In October 2016, Piedmont filed a petition with the NCUC under the integrity management rider (IMR) mechanism seeking authority to collect an additional $8 million in annual revenues, effective December 2016, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending September 30, 2016. In November 2016, the NCUC approved the request.
On May 1, 2017, Piedmont filed a petition with the NCUC under the IMR mechanism to collect an additional $11.6 million in annual revenues, effective June 2017, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending March 31, 2017.  A ruling from the NCUC is pending.
Tennessee IMR Filings
In November 2016, Piedmont filed an annual report with the TPUC under the IMR mechanism seeking authority to collect an additional $1.7 million in annual revenues effective January 2017, based on the capital investments in integrity and safety projects over the 12-month period ending October 31, 2016. The TPUC approved the request at a hearing on April 10, 2017.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and Southern Company Gas announced the formation of Atlantic Coast Pipeline, LLC (ACP) to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline is designed to meet the needs identified in RFPs by Duke Energy Carolinas, Duke Energy Progress and Piedmont. The ACP pipeline development costs are estimated between $5.0 billion to $5.5 billion. Dominion will build and operate the ACP pipeline and holds a leading ownership percentage in ACP of 48 percent. Duke Energy owns a 47 percent interest through its Gas Utilities and Infrastructure segment. Southern Company Gas maintains a 5 percent interest. See Note 12 for additional information related to Duke Energy's ownership interest.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. On September 18, 2015, ACP filed an application with the FERC requesting a CPCN authorizing ACP to construct the pipeline. ACP executed a construction agreement in September 2016. ACP also requested approval of an open access tariff and the precedent agreements it entered into with future pipeline customers. In December 2016, FERC issued a draft Environmental Impact Statement (EIS) indicating that the proposed pipeline would not cause significant harm to the environment or protected populations. The draft EIS comment period ended in April 2017, and ACP is working to resolve items identified through the comment process. The final EIS is expected in summer 2017. FERC approval of the application is expected within 90 days of the issuance of the final EIS. Construction is projected to begin in the second-half of 2017, with a targeted in-service date in the second half of 2019.
Sabal Trail Transmission, LLC Pipeline
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest in Sabal Trail Transmission, LLC (Sabal Trail) from Spectra Energy Partners, LP, a master limited partnership, formed by Enbridge Inc. (formerly Spectra Energy Corp.). Spectra Energy Partners, LP holds a 50 percent ownership interest in Sabal Trail and NextEra Energy has a 42.5 percent ownership interest. Sabal Trail is a joint venture that is constructing a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida. Total estimated project costs are approximately $3.2 billion. The Sabal Trail pipeline will traverse Alabama, Georgia and Florida. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the pipeline. On September 7, 2016, FERC denied the intervenors' rehearing requests. On September 21, 2016, intervenors filed an appeal of FERC's CPCN orders to the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument on the appeal was held on April 18, 2017, and a decision is expected in the summer of 2017. The Sabal Trail pipeline has received other required regulatory approvals and construction began in the summer of 2016, with an expected in-service date in mid-2017. See Note 12 for additional information related to Duke Energy's ownership interest.
Constitution Pipeline
Duke Energy owns a 24 percent ownership interest in Constitution Pipeline Company, LLC (Constitution). Constitution is a natural gas pipeline project slated to transport natural gas supplies from the Marcellus supply region in northern Pennsylvania to major northeastern markets. The pipeline will be constructed and operated by Williams Partners L.P., which has a 41 percent ownership share. The remaining interest is held by Cabot Oil and Gas Corporation and WGL Holdings, Inc.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed legal actions in the U.S. District Court for the Northern District of New York and in the U.S. Court of Appeals for the Second Circuit (U.S. Court of Appeals) challenging the legality and appropriateness of the NYSDEC’s decision. Both courts granted Constitution's motions to expedite the schedules for the legal actions. On November 16, 2016, oral arguments were heard in the U.S. Court of Appeals. On March 16, 2017, the U.S. District Court for the Northern District of New York dismissed without prejudice Constitution’s claim that New York State permits were preempted by the federal permitting process. The ruling on oral arguments made in the U.S. Court of Appeals regarding NYSDEC's denial of the water quality certification is currently expected in mid-2017.
Constitution remains steadfastly committed to pursuing the project and intends to pursue all available options to challenge the NYSDEC's decision. In light of the denial of the certification, Constitution revised its target in-service date of the project to be as early as the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded.
In July 2016, Constitution requested, and the FERC approved, an extension of the construction period and in-service deadline of the project to December 2018. Also in July, the FERC denied the New York Attorney General's (NYAG) complaint and request for a stay of the certificate order authorizing the project on the grounds that Constitution had improperly cut trees along the proposed route. The FERC found the complaint procedurally deficient and that there was no justification for a stay; it did find the filing constituted a valid request for investigation and thus referred the matter to FERC staff for further examination as may be appropriate. On November 22, 2016, the FERC denied the NYAG's request for reconsideration of this order.
Since April 2016, with the actions of the NYSDEC, Constitution stopped construction and discontinued capitalization of future development costs until the project's uncertainty is resolved. As a result, Duke Energy evaluated the investment in the Constitution project for other-than-temporary impairments (OTTIs). At this time, no OTTI has been determined and therefore no impairment charge to reduce the carrying value of the investment has been recorded. However, to the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is not viable or does not go forward as legal and regulatory actions progress, the conclusions with respect to OTTIs could change and may require that an impairment charge of up to the recorded investment in the project, net of any cash and working capital returned, be recorded. Duke Energy will continue to monitor and update the OTTI analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.
Pending the outcome of the matters described above, and when construction proceeds, Duke Energy remains committed to fund an amount in proportion to its ownership interest for the development and construction of the new pipeline. Duke Energy's total anticipated contributions are approximately $229 million.
See Note 12 for additional information related to ownership interest and carrying value of the investment.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina, Florida and Indiana earlier than their current estimated useful lives primarily because facilities do not have the requisite emission control equipment to meet EPA regulations recently approved or proposed.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2017, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$167
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2(b)	873	117
Duke Energy Indiana
Gallagher Units 2 and 4(c)	280	135
Total Duke Energy	1,738	$419

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Florida will likely retire these coal units by 2018 to comply with environmental regulations.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the settlement of Edwardsport IGCC matters.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$98	$10	$18	$3	$14	$59	$10	$1
Provisions/adjustments	6	1	—	—	1	4	(1)	1
Cash reductions	(6)	—	(1)	—	(1)	(4)	—	—
Balance at end of period	$98	$11	$17	$3	$14	$59	$9	$2

	Three Months Ended March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$94	$10	$17	$3	$14	$54	$12	$1
Provisions/adjustments	10	2	1	—	1	—	6	—
Cash reductions	(3)	(1)	(2)	(1)	(1)	—	—	—
Balance at end of period	$101	$11	$16	$2	$14	$54	$18	$1
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$71
Duke Energy Carolinas	22
Duke Energy Ohio	36
Duke Energy Indiana	7
Piedmont	2
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
Ash Basin Shareholder Derivative Litigation
Five shareholder derivative lawsuits were filed in Delaware Chancery Court relating to the release at Dan River and to the management of Duke Energy’s ash basins. On October 31, 2014, the five lawsuits were consolidated in a single proceeding titled In Re Duke Energy Corporation Coal Ash Derivative Litigation. On December 2, 2014, plaintiffs filed a Corrected Verified Consolidated Shareholder Derivative Complaint (Consolidated Complaint). The Consolidated Complaint names as defendants several current and former Duke Energy officers and directors (collectively, the Duke Energy Defendants). Duke Energy is named as a nominal defendant.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On April 22, 2016, plaintiffs filed an Amended Verified Consolidated Shareholder Derivative Complaint (Amended Complaint) making the same allegations as in the Consolidated Complaint. The Duke Energy Defendants filed a motion to dismiss the Amended Complaint on June 21, 2016. On December 14, 2016, the Delaware Chancery Court entered an order dismissing the Amended Complaint. Plaintiffs filed an appeal to the Delaware Supreme Court on January 9, 2017. The parties have completed briefing in the case and a date for oral argument has not been set.
On October 30, 2015, shareholder Saul Bresalier filed a shareholder derivative complaint (Bresalier Complaint) in the U.S. District Court for the District of Delaware. The lawsuit alleges that several current and former Duke Energy officers and directors (Bresalier Defendants) breached their fiduciary duties in connection with coal ash environmental issues, the post-merger change in Chief Executive Officer (CEO) and oversight of political contributions. Duke Energy is named as a nominal defendant. The Bresalier Complaint contends that the appointed Demand Review Committee failed to appropriately consider the shareholder’s earlier demand for litigation and improperly decided not to pursue claims against the Bresalier Defendants. On March 30, 2017, the court granted Defendants’ Motion to Dismiss on the claims relating to coal ash environmental issues and political contributions. A notice of appeal has not been filed. As discussed below, an agreement-in-principle has been reached to settle the merger related claims in the Bresalier Complaint, and those claims were also dismissed subject to that agreement.
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
The Legacy Duke Energy Directors have reached an agreement-in-principle to settle the Merger Chancery Litigation, conditioned on dismissal as well, of the Tansey v. Rogers, et al case and the merger related claims in the Bresalier Complaint discussed above, for a total of $27 million. The entire settlement amount is to be funded by insurance. The settlement amount, less court-approved attorney fees, will be payable to Duke Energy. Settlement documents have been submitted to the court for approval and a hearing has been set for July 13, 2017.
Price Reporting Cases
Duke Energy Trading and Marketing, LLC (DETM), a non-operating Duke Energy affiliate, was a defendant, along with numerous other energy companies, in four class-action lawsuits and a fifth single-plaintiff lawsuit in a consolidated federal court proceeding in Nevada. Each of these lawsuits contained similar claims that defendants allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs sought damages in unspecified amounts. In February 2016, DETM reached agreements in principle to settle all of the pending lawsuits. Settlement of the single-plaintiff settlement was finalized and paid in March 2016. The proposed settlement of the class action lawsuits was submitted to the Court and preliminarily approved on January 26, 2017. The Court will consider final approval of the class settlement following notice to the class members. The settlement amounts are not material to Duke Energy.
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Superior Court against various insurance providers. The lawsuit seeks payment for coal ash related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the North Carolina Coal Ash Management Act of 2014, as amended, (Coal Ash Act) and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

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
The court issued orders in 2016 granting Motions' for Partial Summary Judgment for seven of the 14 North Carolina plants named in the enforcement actions. The litigation is concluded for these seven plants. Litigation continues for the remaining seven plants. In response to a motion for partial summary judgment on the groundwater claims filed by the environmental groups, on October 17, 2016, Duke Energy Carolinas and Duke Energy Progress filed a cross-motion for partial summary judgment on the groundwater claims. On February 13, 2017, the court issued an order denying both the environmental groups' motion for partial summary judgment and Duke Energy Carolinas and Duke Energy Progress' cross-motion for partial summary judgment. On March 15, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Notice of Appeal to challenge the trial court’s denial of their cross-motion for partial summary judgment. The parties were unable to reach an agreement at mediation on April 18, 2017.
It is not possible to predict any liability or estimate any damages Duke Energy Carolinas or Duke Energy Progress might incur in connection with these matters.
Federal Citizens Suits
On June 13, 2016, the Roanoke River Basin Association filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. On August 19, 2016, Duke Energy Progress filed a Motion to Dismiss. On April 26, 2017, the court entered an order dismissing four of the claims in the federal citizen suit. Two claims relating to alleged violations of National Pollutant Discharge Elimination System permit provisions survived the motion to dismiss, and Duke Energy Progress’ response is due on May 10, 2017.
On March 16, 2017, the Roanoke River Basin Association served Duke Energy Progress with a 60-day notice of intent to bring suit pursuant to the citizen suit provision of the CWA for alleged violations of effluent standards and limitations at the Roxboro Plant.
It is not possible to predict whether Duke Energy Progress will incur any liability or to estimate the damages, if any, it might incur in connection with this matter.
Five previously filed cases involving the Riverbend, Cape Fear, H.F. Lee, Sutton and Buck plants were dismissed or settled in 2016.
Potential Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from the NCDEQ advising them not to drink water from the private wells on their land tested by the NCDEQ as the samples were found to have certain substances at levels higher than the criteria set by the North Carolina Department of Health and Human Services (DHHS). The criteria, in some cases, are considerably more stringent than federal drinking water standards established to protect human health and welfare. The Coal Ash Act requires additional groundwater monitoring and assessments for each of the 14 coal-fired plants in North Carolina, including sampling of private water supply wells. The data gathered through these Comprehensive Site Assessments (CSAs) will be used by NCDEQ to determine whether the water quality of these private water supply wells has been adversely impacted by the ash basins. Duke Energy has submitted CSAs documenting the results of extensive groundwater monitoring around coal ash basins at all 14 of the plants with coal ash basins. Generally, the data gathered through the installation of new monitoring wells and soil and water samples across the state have been consistent with historical data provided to state regulators over many years. The DHHS and NCDEQ sent follow-up letters on October 15, 2015, to residents near coal ash basins who have had their wells tested, stating that private well samplings at a considerable distance from coal ash basins, as well as some municipal water supplies, contain similar levels of vanadium and hexavalent chromium, which leads investigators to believe these constituents are naturally occurring. In March 2016, DHHS rescinded the advisories.
Duke Energy Carolinas and Duke Energy Progress have received formal demand letters from residents near Duke Energy Carolinas' and Duke Energy Progress' coal ash basins. The residents claim damages for nuisance and diminution in property value, among other things. The parties held three days of mediation discussions that ended at impasse. On January 6, 2017, Duke Energy Carolinas and Duke Energy Progress received the plaintiffs' notice of their intent to file suits should the matter not settle. The NCDEQ preliminarily approved Duke Energy’s permanent water solution plans on January 13, 2017, and as a result shortly thereafter, Duke Energy issued a press release, providing additional details regarding the homeowner compensation package. This package consists of three components: (i) a $5,000 goodwill payment to each eligible well owner to support the transition to a new water supply, (ii) where a public water supply is available and selected by the eligible well owner, a stipend to cover 25 years of water bills and (iii) the Property Value Protection Plan. The Property Value Protection Plan is a program offered by Duke Energy designed to guarantee eligible plant neighbors the fair market value of their residential property should they decide to sell their property during the time that the plan is offered. Duke Energy received a letter from Plaintiffs' counsel indicating their intent to file suit on February 2, 2017, should a settlement not be reached by that date. Plaintiff’s counsel did not file suit upon the expiration of the tolling agreement on February 2, 2017, and no suit has been filed to date. Duke Energy Carolinas and Duke Energy Progress have recognized reserves of $18 million and $4 million, respectively.
It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with claims, which might be made by these residents.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2017, there were 111 asserted claims for non-malignant cases with the cumulative relief sought of up to $29 million, and 58 asserted claims for malignant cases with the cumulative relief sought of up to $16 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $506 million at March 31, 2017 and $512 million at December 31, 2016. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2036, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2036 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $814 million in excess of the self-insured retention. Receivables for insurance recoveries were $587 million at March 31, 2017 and December 31, 2016. These amounts are classified in Other within Other Noncurrent Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Duke Energy Florida
Class Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal. Plaintiffs filed an appellate brief on March 16, 2017, and Duke Energy Florida filed responses on April 17, 2017. Duke Energy Florida cannot predict the outcome of this appeal.
Westinghouse Contract Litigation
On March 28, 2014, Duke Energy Florida filed a lawsuit against Westinghouse in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under an EPC for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of the EPC. Duke Energy Florida recognized an exit obligation as a result of the termination of the EPC.
On March 31, 2014, Westinghouse filed a lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania. The Pennsylvania lawsuit alleged damages under the EPC in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee.
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. On July 11, 2016, Duke Energy Florida and Westinghouse filed separate Motions for Summary Judgment. On September 29, 2016, the court issued its ruling on the parties' respective Motions for Summary Judgment, ruling in favor of Westinghouse on a $30 million termination fee claim and dismissing Duke Energy Florida's $54 million refund claim, but stating that Duke Energy Florida could use the refund claim to offset any damages for termination costs. Westinghouse's claim for termination costs was unaffected by this ruling and continued to trial. At trial, Westinghouse reduced its claim for termination costs from $482 million to $424 million. Following a trial on the matter, the court issued its final order in December 2016 denying Westinghouse’s claim for termination costs and re-affirming its earlier ruling in favor of Westinghouse on the $30 million termination fee and Duke Energy Florida’s refund claim. Judgment was entered against Duke Energy Florida in the amount of approximately $34 million, which includes prejudgment interest. Westinghouse has appealed the trial court's order and Duke Energy Florida has cross-appealed.
It is not possible to predict the ultimate outcome of the appeal of the trial court's order. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
On March 29, 2017, Westinghouse filed Chapter 11 bankruptcy in the Southern District of New York, which could delay the timing of the appeal. Additional impacts, if any, of this bankruptcy filing on the resolution of the pending appeal and cross-appeal are unknown at this time.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

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
Duke Energy Indiana
Benton County Wind Farm Dispute
On December 16, 2013, Benton County Wind Farm LLC (BCWF) filed a lawsuit against Duke Energy Indiana seeking damages for past generation losses totaling approximately $16 million alleging Duke Energy Indiana violated its obligations under a 2006 PPA by refusing to offer electricity to the market at negative prices. Damage claims continue to increase during times that BCWF is not dispatched. Under 2013 revised MISO market rules, Duke Energy Indiana is required to make a price offer to MISO for the power it proposes to sell into MISO markets and MISO determines whether BCWF is dispatched. Because market prices would have been negative due to increased market participation, Duke Energy Indiana determined it would not bid at negative prices in order to balance customer needs against BCWF's need to run. BCWF contends Duke Energy Indiana must bid at the lowest negative price to ensure dispatch, while Duke Energy Indiana contends it is not obligated to bid at any particular price, that it cannot ensure dispatch with any bid and that is has reasonably balanced the parties' interests. On July 6, 2015, the U.S. District Court for the Southern District of Indiana entered judgment against BCWF on all claims. BCWF appealed the decision and on December 9, 2016, the appeals court ruled in favor of BCWF. The matter has been remanded to a lower court to determine damages. A settlement conference is scheduled on May 31, 2017. Duke Energy Indiana cannot predict the outcome of this matter. Ultimate resolution of this matter could have a material effect on the results of operations, financial position or cash flows of Duke Energy Indiana. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.
The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters, excluding asbestos-related reserves and the exit obligation discussed above related to the termination of an EPC contract. Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Other Noncurrent Liabilities and Accounts payable and Other within Current Liabilities. The reasonably possible range of loss in excess of recorded reserves is not material, other than as described above.

(in millions)	March 31, 2017	December 31, 2016
Reserves for Legal Matters
Duke Energy	$91	$98
Duke Energy Carolinas	23	23
Progress Energy	57	59
Duke Energy Progress	13	14
Duke Energy Florida	27	28
Duke Energy Ohio	4	4
Piedmont	2	2
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
In addition, the Duke Energy Registrants enter into various fixed-price, noncancelable commitments to purchase or sell power or natural gas, take-or-pay arrangements, transportation, or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on their respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the normal purchase/normal sale (NPNS) exception does not apply. In most cases, the Duke Energy Registrants’ purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2017
				Duke	Duke
	Maturity	Interest	Duke	Energy	Energy
Issuance Date	Date	Rate	Energy	Florida	Ohio
Secured Debt
February 2017(a)	June 2034	4.120%	$587	$—	$—
First Mortgage Bonds
January 2017(b)	January 2020	1.850%	250	250	—
January 2017(b)	January 2027	3.200%	650	650	—
March 2017(c)	June 2046	3.700%	100	—	100
Total issuances			$1,587	$900	$100

(a)
Portfolio financing of four Texas and Oklahoma wind facilities. Secured by substantially all of the assets of these wind facilities and nonrecourse to Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures.

(b)
Debt issued to fund capital expenditures for ongoing construction and capital maintenance, to repay at maturity a $250 million aggregate principal amount of bonds due September 2017 and for general corporate purposes.

(c)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.
In April 2017, Duke Energy (Parent) issued $420 million of unsecured notes with a fixed interest rate of 3.364 percent and maturity date of April 2025. The net proceeds were used to refinance $400 million of unsecured debt at maturity and to repay outstanding commercial paper.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2017
Unsecured Debt
Duke Energy (Parent)	August 2017	1.625%	$700
Piedmont	September 2017	8.510%	35
Secured Debt
Duke Energy	June 2017	2.605%	45
Duke Energy	June 2017	2.455%	34
First Mortgage Bonds
Duke Energy Florida	September 2017	5.800%	250
Duke Energy Progress	November 2017	1.252%	200
Duke Energy Carolinas	January 2018	5.250%	400
Other(a)			313
Current maturities of long-term debt			$1,977
(a)    Includes capital lease obligations, amortizing debt and small bullet maturities.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

AVAILABLE CREDIT FACILITIES
Master Credit Facility
In March 2017, Duke Energy amended its Master Credit Facility to increase its capacity from $7.5 billion to $8 billion, and to extend the termination date of the facility from January 30, 2020, to March 16, 2022. The amendment also added Piedmont as a borrower within the Master Credit Facility. Piedmont's separate $850 million credit facility was terminated in connection with the amendment. With the amendment, the Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	March 31, 2017
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$3,400	$1,100	$1,000	$950	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(3,134)	(1,822)	(469)	(402)	—	(30)	(150)	(261)
Outstanding letters of credit	(71)	(62)	(4)	(2)	(1)	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity	$4,214	$1,516	$377	$346	$949	$420	$369	$237

(a)	Represents the sublimit of each borrower. Certain sublimits were reallocated in May 2017 to provide additional liquidity to certain borrowers in light of near-term funding needs.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

7. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
Duke Energy
The following table presents the goodwill by reportable operating segment on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill	$17,379	$1,924	$122	$19,425
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure operating segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure operating segment and there are no accumulated impairment charges. Effective November 1, 2016, Piedmont's fiscal year was changed from October 31 to December 31. Effective with this change, Piedmont changed the date of their annual impairment testing of goodwill from October 31 to August 31 to align with the other Duke Energy Registrants.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

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

	Three Months Ended March 31,
(in millions)	2017	2016
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$199	$217
Indemnification coverages(b)	6	5
JDA revenue(c)	16	9
JDA expense(c)	31	41
Intercompany natural gas purchases(d)	1	—
Progress Energy
Corporate governance and shared service expenses(a)	$169	$174
Indemnification coverages(b)	10	9
JDA revenue(c)	31	41
JDA expense(c)	16	9
Intercompany natural gas purchases(d)	19	—
Duke Energy Progress
Corporate governance and shared service expenses(a)	$103	$100
Indemnification coverages(b)	4	4
JDA revenue(c)	31	41
JDA expense(c)	16	9
Intercompany natural gas purchases(d)	19	—
Duke Energy Florida
Corporate governance and shared service expenses(a)	$66	$74
Indemnification coverages(b)	6	5
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$90	$85
Indemnification coverages(b)	1	1
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$90	$94
Indemnification coverages(b)	2	2
Piedmont
Corporate governance and shared service expenses(a)	$6	$—
Indemnification coverages(b)	1	—
Intercompany natural gas sales(d)	20	—

(a)
The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources, employee benefits, information technology, legal and accounting fees, as well as other third-party costs. These amounts are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)
The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)
Duke Energy Carolinas and Duke Energy Progress participate in a JDA, which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(d)
Piedmont provides long-term natural gas delivery service to Duke Energy Carolinas and Duke Energy Progress' natural gas-fired generation facilities. Piedmont recorded the sales in Operating Revenues – Regulated natural gas, and Duke Energy Carolinas and Duke Energy Progress recorded the related purchases in Operating Expenses – Cost of natural gas on their Condensed Consolidated Statements of Operations and Comprehensive Income. The amounts are not eliminated in accordance with rate-based accounting regulations. For the three months ended March 31, 2016, which was prior to the Piedmont acquisition, Piedmont recorded $19 million and $1 million of natural gas sales with Duke Energy Progress and Duke Energy Carolinas, respectively.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016 for more information regarding money pool. The net impact of these transactions was not material for the three months ended March 31, 2017 and 2016, for the Subsidiary Registrants.
As discussed in Note 12, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but also include a subordinated note from the affiliate for a portion of the purchase price.
Equity Method Investments
Piedmont has related party transactions as a customer of its equity method investments in natural gas storage and transportation facilities. Below are expenses for the three months ended March 31, 2017 and 2016, which are included in Operating Expenses – Cost of natural gas on Piedmont's Condensed Consolidated Statement of Operations and Comprehensive Income.

		Three Months Ended March 31,
(in millions)	Type of expense	2017	2016
Cardinal	Transportation Costs	$2	$2
Pine Needle	Gas Storage Costs	2	3
Hardy Storage	Gas Storage Costs	2	2
Total		$6	$7
In association with these transactions, Piedmont has accounts payable to its equity method investments of $2 million at March 31, 2017, and December 31, 2016. These amounts are included in Accounts payable on the Condensed Consolidated Balance Sheets.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2017
Intercompany income tax receivable	$19	$139	$47	$48	$8	$—	$—
Intercompany income tax payable	—	—	—	—	—	23	44

December 31, 2016
Intercompany income tax receivable	$1	$—	$—	$37	$—	$—	$—
Intercompany income tax payable	—	37	90	—	1	3	38
9. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price risk and interest rate risk. The primary use of commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Piedmont enters into gas supply contracts to provide diversification, reliability and gas cost benefits to their customers. Interest rate swaps are used to manage interest rate risk associated with borrowings.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three months ended March 31, 2017, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business.
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
As of March 31, 2016, Duke Energy entered into $1.4 billion of forward-starting interest rate swaps to manage interest rate exposure related to the Piedmont acquisition financing. The swaps did not qualify for hedge accounting and were marked-to-market, with any gains or losses included within earnings. For the three months ended March 31, 2016, unrealized losses on the swaps of $93 million were included within Interest Expense on Duke Energy's Condensed Consolidated Statements of Operations. The swaps were unwound in August 2016 in conjunction with the acquisition financing. See Note 2 for additional information related to the Piedmont acquisition.
The following table shows notional amounts of outstanding derivatives related to interest rate risk as of March 31, 2017 and December 31, 2016.

		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$750	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,677	$400	$500	$250	$250	$27
(a)    Duke Energy includes amounts related to consolidated VIEs of $750 million as of March 31, 2017 and December 31, 2016.

COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the prices of electricity purchased and sold in bulk power markets and coal and natural gas purchases, including Piedmont's gas supply contracts. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations. For the Subsidiary Registrants, bulk power electricity and coal and natural gas purchases flow through fuel adjustment clauses, formula based contracts or other cost sharing mechanisms. Differences between the costs included in rates and the incurred costs, including undesignated derivative contracts, are largely deferred as regulatory assets or regulatory liabilities. Piedmont policies allow for the use of financial instruments to hedge commodity price risks. The strategy and objective of these hedging programs are to use the financial instruments to reduce gas costs volatility for customers.
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

	March 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	184	—	—	—	—	184	—
Natural gas (millions of dekatherms)	817	85	228	105	123	—	504

	December 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	147	—	—	—	—	147	—
Natural gas (millions of dekatherms)	890	91	269	118	151	1	529

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

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

Derivative Assets	March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$58	$16	$30	$19	$11	$—	$9	$2
Noncurrent	5	1	2	1	1	1	—	—
Total Derivative Assets – Commodity Contracts	$63	$17	$32	$20	$12	$1	$9	$2
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$18	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	2	—	2	—	2	—	—	—
Total Derivative Assets – Interest Rate Contracts	$20	$—	$2	$—	$2	$—	$—	$—
Total Derivative Assets	$83	$17	$34	$20	$14	$1	$9	$2

Derivative Liabilities	March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$32	$—	$17	$1	$17	$—	$—	$14
Noncurrent	145	4	11	4	1	—	—	131
Total Derivative Liabilities – Commodity Contracts	$177	$4	$28	$5	$18	$—	$—	$145
Interest Rate Contracts
Designated as Hedging Instruments
Current	$8	$—	$—	$—	$—	$—	$—	$—
Noncurrent	9	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	—	—	—	1	—	—
Noncurrent	21	10	6	5	1	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$39	$10	$6	$5	$1	$5	$—	$—
Total Derivative Liabilities	$216	$14	$34	$10	$19	$5	$—	$145

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Derivative Assets	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$108	$23	$61	$35	$26	$4	$16	$3
Noncurrent	32	10	21	10	11	1	—	—
Total Derivative Assets – Commodity Contracts	$140	$33	$82	$45	$37	$5	$16	$3
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$19	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	3	—	3	1	2	—	—	—
Total Derivative Assets – Interest Rate Contracts	$22	$—	$3	$1	$2	$—	$—	$—
Total Derivative Assets	$162	$33	$85	$46	$39	$5	$16	$3

Derivative Liabilities	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$43	$—	$12	$—	$12	$—	$2	$35
Noncurrent	166	1	7	1	—	—	—	152
Total Derivative Liabilities – Commodity Contracts	$209	$1	$19	$1	$12	$—	$2	$187
Interest Rate Contracts
Designated as Hedging Instruments
Current	$8	$—	$—	$—	$—	$—	$—	$—
Noncurrent	8	—	—	—	—	—	—	—
Not Designated as Hedging Instruments								—
Current	1	—	—	—	—	1	—	—
Noncurrent	26	15	6	6	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$43	$15	$6	$6	$—	$6	$—	$—
Total Derivative Liabilities	$252	$16	$25	$7	$12	$6	$2	$187
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Derivative Assets	March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$60	$16	$32	$19	$13	$—	$9	$2
Gross amounts offset	(7)	—	(7)	(1)	(6)	—	—	—
Net amounts presented in Current Assets: Other	$53	$16	$25	$18	$7	$—	$9	$2
Noncurrent
Gross amounts recognized	$23	$1	$2	$1	$1	$1	$—	$—
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$21	$—	$1	$—	$1	$1	$—	$—

Derivative Liabilities	March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$41	$—	$17	$1	$17	$1	$—	$14
Gross amounts offset	(7)	—	(7)	(1)	(6)	—	—	—
Net amounts presented in Current Liabilities: Other	$34	$—	$10	$—	$11	$1	$—	$14
Noncurrent
Gross amounts recognized	$175	$14	$17	$9	$2	$4	$—	$131
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$173	$13	$16	$8	$2	$4	$—	$131

Derivative Assets	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$111	$23	$64	$36	$28	$4	$16	$3
Gross amounts offset	(11)	—	(11)	—	(11)	—	—	—
Net amounts presented in Current Assets: Other	$100	$23	$53	$36	$17	$4	$16	$3
Noncurrent
Gross amounts recognized	$51	$10	$21	$10	$11	$1	$—	$—
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$49	$9	$20	$9	$11	$1	$—	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Derivative Liabilities	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$52	$—	$12	$—	$12	$1	$2	$35
Gross amounts offset	(11)	—	(11)	—	(11)	—	—	—
Net amounts presented in Current Liabilities: Other	$41	$—	$1	$—	$1	$1	$2	$35
Noncurrent
Gross amounts recognized	$200	$16	$13	$7	$—	$5	$—	$152
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$198	$15	$12	$6	$—	$5	$—	$152
OBJECTIVE CREDIT CONTINGENT FEATURES
Certain derivative contracts contain objective credit contingent features. These features include the requirement to post cash collateral or letters of credit if specific events occur, such as a credit rating downgrade below investment grade. The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk-related payment provisions. Amounts for Duke Energy Ohio, Duke Energy Indiana and Piedmont were not material.

	March 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$40	$14	$25	$9	$17
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	40	14	25	9	17

	December 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$34	$16	$18	$6	$12
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	34	16	18	6	12
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
TRADING SECURITIES
Piedmont's investments in debt and equity securities held in rabbi trusts associated with certain deferred compensation plans are classified as trading securities. The fair value of these investments was $5 million as of March 31, 2017 and December 31, 2016.
AVAILABLE-FOR-SALE SECURITIES
All other investments in debt and equity securities are classified as available-for-sale.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

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
Other Available-for-Sale Securities
Unrealized gains and losses on all other available-for-sale securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2017 and December 31, 2016.
DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(a)	Value	Gains	Losses(a)	Value
NDTF
Cash and cash equivalents	$—	$—	$114	$—	$—	$111
Equity securities	2,250	32	4,284	2,092	54	4,106
Corporate debt securities	10	5	576	10	8	528
Municipal bonds	3	6	336	3	10	331
U.S. government bonds	10	8	949	10	8	984
Other debt securities	—	3	132	—	3	124
Total NDTF	$2,273	$54	$6,391	$2,115	$83	$6,184
Other Investments
Cash and cash equivalents	$—	$—	$18	$—	$—	$25
Equity securities	44	—	106	38	—	104
Corporate debt securities	1	—	60	1	1	66
Municipal bonds	2	1	84	2	1	82
U.S. government bonds	—	—	43	—	1	51
Other debt securities	—	2	42	—	2	42
Total Other Investments(b)	$47	$3	$353	$41	$5	$370
Total Investments	$2,320	$57	$6,744	$2,156	$88	$6,554

(a)	Substantially all amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(b)	These amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2017
Due in one year or less	$82
Due after one through five years	640
Due after five through 10 years	514
Due after 10 years	986
Total	$2,222

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Realized gains	$93	$54
Realized losses	62	50
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(a)	Value	Gains	Losses(a)	Value
NDTF
Cash and cash equivalents	$—	$—	$20	$—	$—	$18
Equity securities	1,229	15	2,366	1,157	28	2,245
Corporate debt securities	5	4	388	5	6	354
Municipal bonds	1	1	67	1	2	67
U.S. government bonds	3	5	431	2	5	458
Other debt securities	—	3	120	—	3	116
Total NDTF	$1,238	$28	$3,392	$1,165	$44	$3,258
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(b)	$—	$1	$3	$—	$1	$3
Total Investments	$1,238	$29	$3,395	$1,165	$45	$3,261

(a)	Substantially all amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(b)	These amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2017
Due in one year or less	$2
Due after one through five years	221
Due after five through 10 years	269
Due after 10 years	517
Total	$1,009
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Realized gains	$66	$34
Realized losses	40	37

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

PROGRESS ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(a)	Value	Gains	Losses(a)	Value
NDTF
Cash and cash equivalents	$—	$—	$94	$—	$—	$93
Equity securities	1,021	17	1,918	935	26	1,861
Corporate debt securities	5	1	188	5	2	174
Municipal bonds	2	5	269	2	8	264
U.S. government bonds	7	3	518	8	3	526
Other debt securities	—	—	12	—	—	8
Total NDTF	$1,035	$26	$2,999	$950	$39	$2,926
Other Investments
Cash and cash equivalents	$—	$—	$12	$—	$—	$21
Municipal bonds	2	—	46	2	—	44
Total Other Investments(b)	$2	$—	$58	$2	$—	$65
Total Investments	$1,037	$26	$3,057	$952	$39	$2,991

(a)	Substantially all amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(b)	These amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2017
Due in one year or less	$72
Due after one through five years	355
Due after five through 10 years	189
Due after 10 years	417
Total	$1,033
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Realized gains	$27	$19
Realized losses	21	13

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(a)	Value	Gains	Losses(a)	Value
NDTF
Cash and cash equivalents	$—	$—	$43	$—	$—	$45
Equity securities	772	13	1,541	704	21	1,505
Corporate debt securities	4	1	131	4	1	120
Municipal bonds	2	5	268	2	8	263
U.S. government bonds	5	2	284	5	2	275
Other debt securities	—	—	7	—	—	5
Total NDTF	$783	$21	$2,274	$715	$32	$2,213
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments(b)	$—	$—	$1	$—	$—	$1
Total Investments	$783	$21	$2,275	$715	$32	$2,214

(a)	Substantially all amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(b)	These amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2017
Due in one year or less	$17
Due after one through five years	215
Due after five through 10 years	142
Due after 10 years	316
Total	$690
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Realized gains	$24	$15
Realized losses	19	11

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(a)	Value	Gains	Losses(a)	Value
NDTF
Cash and cash equivalents	$—	$—	$51	$—	$—	$48
Equity securities	249	4	377	231	5	356
Corporate debt securities	1	—	57	1	1	54
Municipal bonds	—	—	1	—	—	1
U.S. government bonds	2	1	234	3	1	251
Other debt securities	—	—	5	—	—	3
Total NDTF(b)	$252	$5	$725	$235	$7	$713
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$4
Municipal bonds	2	—	46	2	—	44
Total Other Investments(c)	$2	$—	$47	$2	$—	$48
Total Investments	$254	$5	$772	$237	$7	$761

(a)	Substantially all amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(b)
During the three months ended March 31, 2017, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing commissioning activity of the Crystal River Unit 3 nuclear plant.

(c)	These amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2017
Due in one year or less	$55
Due after one through five years	140
Due after five through 10 years	47
Due after 10 years	101
Total	$343
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Realized gains	$3	$4
Realized losses	2	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(a)	Value	Gains	Losses(a)	Value
Other Investments
Equity securities	$38	$—	$84	$33	$—	$79
Corporate debt securities	—	—	2	—	—	2
Municipal bonds	—	1	28	—	1	28
U.S. government bonds	—	—	1	—	—	1
Total Other Investments(b)	$38	$1	$115	$33	$1	$110
Total Investments	$38	$1	$115	$33	$1	$110

(a)	Substantially all amounts are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(b)	These amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2017
Due in one year or less	$2
Due after one through five years	15
Due after five through 10 years	9
Due after 10 years	5
Total	$31
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three months ended March 31, 2017 and 2016.
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
Level 3 – Any fair value measurement that includes unobservable inputs for more than an insignificant portion of the valuation. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 measurements may include longer-term instruments that extend into periods in which observable inputs are not available.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three months ended March 31, 2017 and 2016.
Valuation methods of the primary fair value measurements disclosed below are as follows.
Investments in equity securities
The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as New York Stock Exchange (NYSE) and Nasdaq Stock Market. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements.
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
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives, including Piedmont's gas supply contracts, are primarily valued using internally developed discounted cash flow models that incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or non-performance risk (after reflecting credit enhancements such as collateral), and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate the fair value of gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.
Interest rate derivatives
Most over-the-counter interest rate contract derivatives are valued using financial models that utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties.
Other fair value considerations
See Note 2 related to the acquisition of Piedmont in 2016. See Note 11 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the valuation of goodwill and intangible assets.
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$4,284	$4,207	$—	$—	$77
Nuclear decommissioning trust fund debt securities	2,107	602	1,505	—	—
Other trading and available-for-sale equity securities	110	110	—	—	—
Other trading and available-for-sale debt securities	248	61	182	5	—
Derivative assets	83	2	71	10	—
Total assets	6,832	4,982	1,758	15	77
Derivative liabilities	(216)	—	(71)	(145)	—
Net assets (liabilities)	$6,616	$4,982	$1,687	$(130)	$77

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

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

	Three Months Ended March 31, 2017
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$(166)	$(161)
Purchases, sales, issuances and settlements:
Settlements	—	(9)	(9)
Total amount included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	40	40
Balance at end of period	$5	$(135)	$(130)

	Three Months Ended March 31, 2016
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$10	$15
Purchases, sales, issuances and settlements:
Sales	(1)	—	(1)
Settlements	—	(7)	(7)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	(1)	(1)
Balance at end of period	$4	$2	$6

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$2,366	$2,289	$—	$—	$77
Nuclear decommissioning trust fund debt securities	1,026	146	880	—	—
Other available-for-sale debt securities	3	—	—	3	—
Derivative assets	17	—	17	—	—
Total assets	3,412	2,435	897	3	77
Derivative liabilities	(14)	—	(14)	—	—
Net assets	$3,398	$2,435	$883	$3	$77

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$2,245	$2,168	$—	$—	$77
Nuclear decommissioning trust fund debt securities	1,013	178	835	—	—
Other available-for-sale debt securities	3	—	—	3	—
Derivative assets	33	—	33	—	—
Total assets	3,294	2,346	868	3	77
Derivative liabilities	(16)	—	(16)	—	—
Net assets	$3,278	$2,346	$852	$3	$77
There was no change to the Level 3 balance during the three months ended March 31, 2017 and March 31, 2016.

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,918	$1,918	$—
Nuclear decommissioning trust fund debt securities	1,081	456	625
Other available-for-sale debt securities	58	12	46
Derivative assets	34	—	34
Total assets	3,091	2,386	705
Derivative liabilities	(34)	—	(34)
Net assets	$3,057	$2,386	$671

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,861	$1,861	$—
Nuclear decommissioning trust fund debt securities	1,065	454	611
Other available-for-sale debt securities	65	21	44
Derivative assets	85	—	85
Total assets	3,076	2,336	740
Derivative liabilities	(25)	—	(25)
Net assets	$3,051	$2,336	$715

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,541	$1,541	$—
Nuclear decommissioning trust fund debt securities and other	733	221	512
Other available-for-sale debt securities and other	1	1	—
Derivative assets	20	—	20
Total assets	2,295	1,763	532
Derivative liabilities	(10)	—	(10)
Net assets	$2,285	$1,763	$522

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,505	$1,505	$—
Nuclear decommissioning trust fund debt securities and other	708	207	501
Other available-for-sale debt securities and other	1	1	—
Derivative assets	46	—	46
Total assets	2,260	1,713	547
Derivative liabilities	(7)	—	(7)
Net assets	$2,253	$1,713	$540
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$377	$377	$—
Nuclear decommissioning trust fund debt securities and other	348	235	113
Other available-for-sale debt securities and other	47	1	46
Derivative assets	14	—	14
Total assets	786	613	173
Derivative liabilities	(19)	—	(19)
Net assets	$767	$613	$154

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$356	$356	$—
Nuclear decommissioning trust fund debt securities and other	357	247	110
Other available-for-sale debt securities and other	48	4	44
Derivative assets	39	—	39
Total assets	800	607	193
Derivative liabilities	(12)	—	(12)
Net assets	$788	$607	$181

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 9.

	March 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$1	$—	$—	$1
Derivative liabilities	(5)	—	(5)	—
Net (liabilities) assets	$(4)	$—	$(5)	$1

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$5	$—	$—	$5
Derivative liabilities	(6)	—	(6)	—
Net (liabilities) assets	$(1)	$—	$(6)	$5
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2017	2016
Balance at beginning of period	$5	$3
Purchases, sales, issuances and settlements:
Settlements	(1)	(2)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(3)	(1)
Balance at end of period	$1	$—
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$84	$84	$—	$—
Other available-for-sale debt securities and other	31	—	31	—
Derivative assets	9	—	—	9
Net assets	$124	$84	$31	$9

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$79	$79	$—	$—
Other available-for-sale debt securities and other	31	—	31	—
Derivative assets	16	—	—	16
Total assets	126	79	31	16
Derivative liabilities	(2)	(2)	—	—
Net assets	$124	$77	$31	$16

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2017	2016
Balance at beginning of period	$16	$7
Purchases, sales, issuances and settlements:
Settlements	(7)	(5)
Balance at end of period	$9	$2
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. See Note 10 for additional information related to investments.

	March 31, 2017
(in millions)	Total Fair Value	Level 1	Level 3
Other trading equity securities	4	4	—
Other trading debt securities	1	1	—
Derivative assets	2	2	—
Total assets	7	7	—
Derivative liabilities	(145)	—	(145)
Net (liabilities) assets	$(138)	$7	$(145)

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 3
Other trading equity securities	$4	$4	$—
Other trading debt securities	1	1	—
Derivative assets	3	3	—
Total assets	8	8	—
Derivative liabilities	(187)	—	(187)
Net (liabilities) assets	$(179)	$8	$(187)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2017	2016
Balance at beginning of period	$(187)	$(149)
Total gains and settlements	42	23
Balance at end of period	$(145)	$(126)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2017
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
Financial Transmission Rights (FTRs)	$1	RTO auction pricing	FTR price – per megawatt-hour (MWh)	$0.23	-	$2.02
Duke Energy Indiana
FTRs	9	RTO auction pricing	FTR price – per MWh	(1.08)	-	5.33
Piedmont
Natural gas contracts	(145)	Discounted cash flow	Forward natural gas curves – price per million British thermal unit (MMBtu)	2.08	-	3.57
Duke Energy
Total Level 3 derivatives	$(135)

	December 31, 2016
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$0.77	-	$3.52
Duke Energy Indiana
FTRs	16	RTO auction pricing	FTR price – per MWh	(0.83)	-	9.32
Piedmont
Natural gas contracts	(187)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.31	-	4.18
Duke Energy
Total Level 3 derivatives	$(166)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2017		December 31, 2016
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$48,998	$50,480	$47,895	$49,161
Duke Energy Carolinas	9,491	10,405	9,603	10,494
Progress Energy	18,148	19,742	17,541	19,107
Duke Energy Progress	6,761	7,103	7,011	7,357
Duke Energy Florida	6,981	7,596	6,125	6,728
Duke Energy Ohio	1,977	2,122	1,884	2,020
Duke Energy Indiana	3,784	4,292	3,786	4,260
Piedmont	1,821	1,954	1,821	1,933

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

At both March 31, 2017 and December 31, 2016, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2017 and the year ended December 31, 2016, or is expected to be provided in the future, that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	December 2018	December 2018	February 2019	April 2019
Credit facility amount	$325	$425	$300	$225
Amounts borrowed at March 31, 2017	325	425	300	225
Amounts borrowed at December 31, 2016	325	425	300	225

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Nuclear Asset-Recovery Bonds – DEFPF
Duke Energy Florida Project Finance, LLC (DEFPF) is a bankruptcy remote, wholly owned special purpose subsidiary of Duke Energy Florida. DEFPF was formed in 2016 for the sole purpose of issuing nuclear asset-recovery bonds to finance Duke Energy Florida's unrecovered regulatory asset related to Crystal River Unit 3.
In June 2016, DEFPF issued $1,294 million of senior secured bonds and used the proceeds to acquire nuclear asset-recovery property from Duke Energy Florida. The nuclear asset-recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable nuclear asset-recovery charge from all Duke Energy Florida retail customers until the bonds are paid in full and all financing costs have been recovered. The nuclear asset-recovery bonds are secured by the nuclear asset-recovery property, and cash collections from the nuclear asset-recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Florida. For additional information see Note 4.
DEFPF is considered a VIE primarily because the equity capitalization is insufficient to support its operations. Duke Energy Florida has the power to direct the significant activities of the VIE as described above, and therefore Duke Energy Florida is considered the primary beneficiary and consolidates DEFPF.
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2017	December 31, 2016
Receivables of VIEs	$4	$6
Current Assets: Regulatory assets	53	50
Current Assets: Other	14	53
Other Noncurrent Assets: Regulatory assets	1,131	1,142
Current Liabilities: Other	3	17
Current maturities of long-term debt	55	62
Long-Term Debt	1,189	1,217
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

(in millions)	March 31, 2017	December 31, 2016
Current Assets: Other	$336	$223
Property, plant and equipment, cost	3,671	3,419
Accumulated depreciation and amortization	(448)	(453)
Current maturities of long-term debt	227	198
Long-Term Debt	1,645	1,097
Deferred income taxes	321	275
Other Noncurrent Liabilities: Other	251	252

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	March 31, 2017
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana	Piedmont
Receivables from affiliated companies	$—	$—	$—	$—	$53	$69	$—
Investments in equity method unconsolidated affiliates	673	173	92	938	—	—	152
Other noncurrent assets	12	—	—	12	—	—	—
Total assets	$685	$173	$92	$950	$53	$69	$152
Taxes accrued(a)	23	—	—	23	—	—	(1)
Other current liabilities	—	—	2	2	—	—	—
Deferred income taxes(a)	(7)	—	—	(7)	—	—	4
Other noncurrent liabilities	—	—	13	13	—	—	—
Total liabilities	$16	$—	$15	$31	$—	$—	$3
Net assets	$669	$173	$77	$919	$53	$69	$149

(a)	Taxes accrued and Deferred income taxes are netted by jurisdiction on a consolidated basis on the Condensed Consolidated Balance Sheets.

	December 31, 2016
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana	Piedmont
Receivables from affiliated companies	$—	$—	$—	$—	$82	$101	$—
Investments in equity method unconsolidated affiliates	487	174	90	751	—	—	139
Other noncurrent assets	12	—	—	12	—	—	—
Total assets	$499	$174	$90	$763	$82	$101	$139
Other current liabilities	—	—	3	3	—	—	—
Other noncurrent liabilities	—	—	13	13	—	—	4
Total liabilities	$—	$—	$16	$16	$—	$—	4
Net assets	$499	$174	$74	$747	$82	$101	$135
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, some of which are reflected in the table above as Other noncurrent liabilities. For more information on various guarantees, refer to Note 5.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The table below presents the ownership interest and investment balances in these joint ventures.

	Duke Energy			Piedmont
		Investment Amount (in millions)			Investment Amount (in millions)
	Ownership	March 31,	December 31,	Ownership	March 31,	December 31,
Entity Name	Interest	2017	2016	Interest(a)	2017	2016
ACP	47%	$403	$265	7%	$59	$46
Sabal Trail	7.5%	188	140
Constitution(b)	24%	82	82	24%	93	93
Total		$673	$487		$152	$139

(a)	On April 1, 2017, Piedmont transferred its ownership interests in ACP and Constitution to a wholly owned subsidiary of Duke Energy at Piedmont's book value.

(b)	Duke Energy's investment amount includes purchase accounting adjustments not recorded at the Piedmont registrant.
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
Other VIEs
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
Duke Energy holds a 50 percent equity interest in Pioneer Transmission, LLC (Pioneer). Pioneer is considered a VIE due to having insufficient equity to finance their own activities without subordinated financial support. The activities that most significantly impact Pioneer's economic performance are decisions related to the development of new transmission facilities. The power to direct these activities is jointly and equally shared by Duke Energy and the other joint venture partner, American Electric Power, therefore Duke Energy does not consolidate Pioneer.
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2017	2016	2017	2016
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	1.8%	1.5%	1.8%	1.5%
Receivable turnover rate	13.4%	13.3%	10.7%	10.6%

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Receivables sold	$238	$267	$277	$306
Less: Retained interests	53	82	69	101
Net receivables sold	$185	$185	$208	$205
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2017	2016	2017	2016
Sales
Receivables sold	$533	$532	$664	$635
Loss recognized on sale	2	3	3	3
Cash flows
Cash proceeds from receivables sold	$559	$537	$693	$643
Return received on retained interests	1	1	2	1
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
13. COMMON STOCK
Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common stockholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options and equity forward sale agreements, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common stock during the restricted stock unit’s vesting periods.
The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding.

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$715	$574
Weighted average shares outstanding – basic	700	689
Weighted average shares outstanding – diluted	700	689
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$1.02	$0.83
Diluted	$1.02	$0.83
Potentially dilutive items excluded from the calculation(a)	2	2
Dividends declared per common share	$0.855	$0.825

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Equity Forwards
In March 2016, Duke Energy marketed an equity offering of 10.6 million shares of common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into equity forward sale agreements with Barclays (the Equity Forwards). The Equity Forwards required Duke Energy to either physically settle the transactions by issuing 10.6 million shares, or net settle in whole or in part through the delivery or receipt of cash or shares. As of March 31, 2016, share dilution resulting from the agreements was determined under the treasury stock method.
Duke Energy physically settled the Equity Forwards in full in October 2016 following the close of the Piedmont acquisition. See Note 2 for additional information related to the Piedmont acquisition.
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

	Three Months Ended
	March 31,
(in millions)	2017	2016
Restricted stock unit awards	$8	$7
Performance awards	7	5
Pretax stock-based compensation cost	$15	$12
Tax benefit associated with stock-based compensation expense	$5	$4
Stock-based compensation costs capitalized	1	1
Prior to Duke Energy acquiring Piedmont, Piedmont had an incentive compensation plan for eligible officers and other participants. Piedmont's total stock-based compensation costs were approximately $2 million for the three months ended March 31, 2016.
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make any contributions to its U.S. qualified defined benefit pension plans during the three months ended March 31, 2017 and 2016.

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$40	$12	$12	$6	$5	$1	$2	$3
Interest cost on projected benefit obligation	82	20	25	12	13	5	7	3
Expected return on plan assets	(136)	(35)	(43)	(21)	(21)	(7)	(11)	(6)
Amortization of actuarial loss	36	8	14	6	7	1	3	3
Amortization of prior service credit	(6)	(2)	(1)	—	—	—	—	(1)
Other	2	—	1	—	—	—	—	—
Net periodic pension costs	$18	$3	$8	$3	$4	$—	$1	$2

	Three Months Ended March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$36	$12	$11	$6	$5	$1	$2	$3
Interest cost on projected benefit obligation	83	21	26	12	14	5	7	2
Expected return on plan assets	(129)	(35)	(42)	(21)	(21)	(7)	(10)	(6)
Amortization of actuarial loss	33	8	14	6	7	1	3	2
Amortization of prior service credit	(4)	(2)	(1)	—	—	—	—	—
Other	3	1	1	—	—	—	—	—
Net periodic pension costs	$22	$5	$9	$3	$5	$—	$2	$1

NON-QUALIFIED PENSION PLANS
Net periodic costs for non-qualified pension plans were not material for the three months ended March 31, 2017 and 2016.

OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	2	—	—	—
Expected return on plan assets	(3)	(2)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	2	(1)	5	3	2	—	—	—
Amortization of prior service credit	(29)	(2)	(21)	(14)	(8)	—	—	—
Net periodic other post-retirement benefit	$(20)	$(3)	$(12)	$(9)	$(4)	$—	$—	$—

	Three Months Ended March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	8	2	4	2	2	—	1	—
Expected return on plan assets	(3)	(2)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	1	(1)	5	3	2	—	(1)	—
Amortization of prior service credit	(35)	(3)	(26)	(17)	(9)	—	—	—
Net periodic other post-retirement benefit	$(28)	$(4)	$(17)	$(12)	$(5)	$—	$—	$—

DEFINED CONTRIBUTION RETIREMENT PLANS
EMPLOYEE SAVINGS PLAN
Duke Energy sponsors, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees.
The following table presents employer contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Three Months Ended March 31,
2017	$65	$22	$18	$13	$5	$1	$3	$2
2016	52	18	15	11	4	1	2	2
MONEY PURCHASE PENSION PLAN
Duke Energy provides, and Piedmont participates in, the Money Purchase Pension (MPP) plan, which is a defined contribution pension plan that allows employees to direct investments and assume risk of investment returns. In January 2017, a $2 million contribution was made to the MPP plan.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

16. INCOME TAXES
EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2017	2016
Duke Energy	32.4%	30.4%
Duke Energy Carolinas	35.4%	34.1%
Progress Energy	34.1%	36.7%
Duke Energy Progress	34.1%	35.4%
Duke Energy Florida	36.6%	37.9%
Duke Energy Ohio	35.4%	26.9%
Duke Energy Indiana	39.3%	30.2%
Piedmont	37.9%	38.0%
The increase in the effective tax rate (ETR) for Duke Energy for the three months ended March 31, 2017, is primarily due to lower investment tax credits due to lower solar investments in the current year, the inclusion of Piedmont's earnings at a higher ETR, and a tax charge related to the implementation of a new accounting standard related to stock compensation; partially offset by higher production tax credits related to wind projects placed in service. See Note 1 for additional information on the new accounting standard.
The increase in the ETR for Duke Energy Carolinas for the three months ended March 31, 2017, is primarily due to a favorable state resolution booked in 2016 related to prior year tax returns.
The decrease in the ETR for Progress Energy for the three months ended March 31, 2017, is primarily due to higher AFUDC equity and the amortization of excess North Carolina deferred tax.
The decrease in the ETR for Duke Energy Progress for the three months ended March 31, 2017, is primarily due to the amortization of excess North Carolina deferred tax.
The decrease in the ETR for Duke Energy Florida for the three months ended March 31, 2017, is primarily due to higher AFUDC equity.
The increase in the ETR for Duke Energy Ohio for the three months ended March 31, 2017, is primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.
The increase in the ETR for Duke Energy Indiana for the three months ended March 31, 2017, is primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.
TAXES ON FOREIGN EARNINGS
As of December 31, 2015, Duke Energy's intention was to indefinitely reinvest any future undistributed foreign earnings earned after December 31, 2014. In February 2016, Duke Energy announced it had initiated a process to divest the International Disposal Group and, accordingly, no longer intended to indefinitely reinvest post-2014 undistributed foreign earnings. This change in the company's intent, combined with the extension of bonus depreciation by Congress in late 2015, allowed Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with historical unremitted foreign earnings by approximately $95 million for the three months ended March 31, 2016. Due to the classification of the International Disposal Group as discontinued operations, income tax amounts related to the International Disposal Group's foreign earnings are presented within Income from Discontinued Operations, net of tax on the Condensed Consolidated Statements of Operations. See Note 2 for additional information related to the sale of the International Disposal Group.
17. SUBSEQUENT EVENTS
For information on additional subsequent events related to regulatory matters, commitments and contingencies, debt and credit facilities, and variable interest entities see Notes 4, 5, 6 and 12, respectively.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) and Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Duke Energy Progress, LLC (Duke Energy Progress), Duke Energy Florida, LLC (Duke Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, LLC (Duke Energy Indiana) and Piedmont Natural Gas Company, Inc. (Piedmont) (collectively referred to as the Subsidiary Registrants). However, none of the registrants make any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. Piedmont's results of operations are included in Duke Energy's results for the three months ended March 31, 2017, but not for the three months ended March 31, 2016, as Piedmont's earnings are only included in Duke Energy's consolidated results subsequent to the acquisition date. See below for additional information regarding the acquisition.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2017, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016, Piedmont's Annual Report on Form 10-K for the year ended October 31, 2016, and the transition report filed by Piedmont on Form 10-Q (Form 10-QT) as of December 31, 2016, for the transition period from November 1, 2016 to December 31, 2016.
Executive Overview
Acquisition of Piedmont Natural Gas
On October 3, 2016, Duke Energy completed the acquisition of Piedmont for a total cash purchase price of $5.0 billion and assumed Piedmont's existing long-term debt, which had a fair value of approximately $2.0 billion at the time of the acquisition. The acquisition provides a foundation for Duke Energy to establish a broader, long-term strategic natural gas infrastructure platform to complement its existing natural gas pipeline investments and regulated natural gas business in the Midwest.
Duke Energy incurred pretax nonrecurring transaction and integration costs associated with the acquisition of $16 million and $101 million for the three months ended March 31, 2017 and 2016, respectively. The 2016 amount includes $100 million of Interest Expense, which was driven by unrealized losses on forward-starting interest rate swaps related to the acquisition financing. Duke Energy expects to incur system integration and other acquisition-related transition costs, primarily through 2018, that are necessary to achieve certain anticipated cost savings, efficiencies and other benefits. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information regarding the transaction.
Sale of International Energy
In December 2016, Duke Energy sold its Latin American generation businesses (International Disposal Group) in two separate transactions for a combined enterprise value of $2.4 billion. Duke Energy sold its Brazilian business to China Three Gorges for approximately $1.2 billion, including the assumption of debt, and its remaining Central and South American businesses to I Squared Capital in a deal also valued at approximately $1.2 billion, including the assumption of debt. The transactions generated cash proceeds of $1.9 billion, excluding transaction costs, which were primarily used to reduce Duke Energy holding company debt. Existing favorable tax attributes resulted in no immediate U.S. federal-level cash tax impacts.
Due to the transactions, results of the International Disposal Group are classified as discontinued operations. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" for additional information.
Results of Operations
Non-GAAP Measures
Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., as well as certain non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented may not be comparable to similarly titled measures used by other companies because other companies may not calculate the measures in the same manner.
Duke Energy management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted diluted EPS. Adjusted earnings and adjusted diluted EPS represent income from continuing operations attributable to Duke Energy, adjusted for the dollar and per share impact of special items. As discussed below, special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance.

PART I

Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them with an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting financial results to the Duke Energy Board of Directors, employees, stockholders, analysts and investors. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation (GAAP Reported Earnings) and Diluted EPS Attributable to Duke Energy Corporation common stockholders (GAAP Reported EPS), respectively.
Special items included in the periods presented include the following items, which management believes do not reflect ongoing costs:

•	Costs to Achieve Mergers represent charges that result from strategic acquisitions.

•
Cost Savings Initiatives represents severance charges related to company-wide initiatives, excluding merger integration, to standardize processes and systems, leverage technology and workforce optimization.

Adjusted earnings also include operating results of the International Disposal Group, which have been classified as discontinued operations. Management believes inclusion of the operating results of the Disposal Group within adjusted earnings and adjusted diluted EPS results in a better reflection of Duke Energy's financial performance during the period.
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table reconciles non-GAAP measures to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2017		2016
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$716	$1.02	$694	$1.01
Adjustments to Reported:
Costs to Achieve Mergers(a)	10	0.02	74	0.11
Cost Savings Initiatives(b)	—	—	12	0.02
Discontinued Operations(c)	—	—	(3)	(0.01)
Adjusted Earnings/Adjusted Diluted EPS	$726	$1.04	$777	$1.13

(a)	Net of tax of $6 million in 2017 and $46 million in 2016.

(b)	Net of tax of $8 million in 2016.

(c)	The 2016 amount represents GAAP reported Income from Discontinued Operations, less the International Disposal Group operating results, which are included in adjusted earnings.
Three Months Ended March 31, 2017 as compared to March 31, 2016
GAAP Reported EPS was $1.02 for the first quarter of 2017 compared to $1.01 for the first quarter of 2016. The increase in GAAP Reported EPS was driven by the inclusion of Piedmont's earnings, lower costs to achieve mergers including losses in the prior year on forward-starting interest rate swaps related to the Piedmont acquisition financing, as well as lower operations and maintenance expense at Electric Utilities and Infrastructure; partially offset by warm winter weather in the current year and the absence of the International Disposal Group's earnings.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s first quarter 2017 adjusted diluted EPS was $1.04 compared to $1.13 for the first quarter of 2016.
The decrease in adjusted earnings for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to:

•
The prior year operating results of the International Disposal Group, which was sold in December 2016. The 2016 operating results included a benefit from the revaluation of deferred income taxes. See Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes," for additional information; and

•	Lower regulated electric revenues due to warm winter weather in the current year.
Partially offset by:

•	Piedmont's earnings contribution, net of financing costs, due to the acquisition on October 3, 2016;

•	Lower operations and maintenance expense at Electric Utilities and Infrastructure due to ongoing cost efficiency efforts and significant storm costs in the prior year; and

•
Higher regulated electric revenues from increased pricing and riders driven by new rates in DEP South Carolina, base rate adjustments in Florida, and energy efficiency rider revenues in North Carolina, as well as growth in retail volumes.

PART I

SEGMENT RESULTS
Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements.
Due to the Piedmont acquisition and the sale of International Energy in the fourth quarter of 2016, Duke Energy's segment structure has been realigned to include the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. Prior period information has been recast to conform to the current segment structure. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for further information on the Piedmont acquisition and International Energy sale and Note 3, “Business Segments,” for additional information on Duke Energy’s segments.
Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues	$4,947	$5,089	$(142)
Operating Expenses
Fuel used in electric generation and purchased power	1,454	1,577	(123)
Operation, maintenance and other	1,271	1,298	(27)
Depreciation and amortization	737	709	28
Property and other taxes	261	262	(1)
Impairment charges	—	2	(2)
Total operating expenses	3,723	3,848	(125)
Gains on Sales of Other Assets and Other, net	3	1	2
Operating Income	1,227	1,242	(15)
Other Income and Expenses	79	63	16
Interest Expense	315	270	45
Income Before Income Taxes	991	1,035	(44)
Income Tax Expense	356	371	(15)
Segment Income	$635	$664	$(29)

Duke Energy Carolinas Gigawatt-hours (GWh) sales	20,781	21,625	(844)
Duke Energy Progress GWh sales	15,637	17,149	(1,512)
Duke Energy Florida GWh sales	8,305	8,456	(151)
Duke Energy Ohio GWh sales	6,059	6,107	(48)
Duke Energy Indiana GWh sales	8,208	9,394	(1,186)
Total Electric Utilities and Infrastructure GWh sales	58,990	62,731	(3,741)
Net proportional Megawatt (MW) capacity in operation	48,964	50,111	(1,147)
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Electric Utilities and Infrastructure’s results were impacted by warm winter weather and increased depreciation and amortization expense, partially offset by increased rider revenues and lower operations and maintenance expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $159 million decrease in retail sales, net of fuel revenues, due to warm winter weather in the current year; and

•	a $108 million decrease in fuel revenues driven by lower sales volumes.
Partially offset by:

•
a $108 million increase in rider revenues related to energy efficiency programs, Duke Energy Florida's nuclear asset securitization revenues, and Duke Energy Indiana's clean coal equipment, as well as increased retail pricing due to the Duke Energy Progress South Carolina rate case and Duke Energy Florida's base rate adjustment for the Osprey acquisition; and

•	an $11 million increase in weather-normal sales volumes to retail customers in the current year.
Operating Expenses. The variance was driven primarily by:

•	a $123 million decrease in fuel expense, including purchased power, primarily due to lower sales volumes and lower coal prices, partially offset by higher natural gas prices; and

PART I

•	a $27 million decrease in operations and maintenance expense primarily due to lower storm restoration costs and decreased labor costs, partially offset by higher environmental costs.
Partially offset by:

•	a $28 million increase in depreciation and amortization expense primarily due to additional plant in service.
Other Income and Expenses. The variance was driven primarily by higher allowance for funds used during construction (AFUDC) equity.
Interest Expense. The increase was primarily due to higher debt outstanding in the current year.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for both the three months ended March 31, 2017 and 2016 were 35.9 percent.
Matters Impacting Future Electric Utilities and Infrastructure Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, "Asset Retirement Obligations," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the former North Carolina governor on July 14, 2016. Electric Utilities and Infrastructure's estimated asset retirement obligations (AROs) related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses and the closure method scope and remedial methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Electric Utilities and Infrastructure's financial position. See Note 9 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, "Asset Retirement Obligations," for additional information.
Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits and potential fines and penalties could have an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy Progress filed a petition with the North Carolina Utilities Commission (NCUC) requesting an accounting order to defer incremental operation and maintenance and capital costs incurred in response to Hurricane Matthew and other significant 2016 storms. Current estimated incremental costs are approximately $116 million. The NCUC has not ruled on the petition. A final order from the NCUC that disallows the deferral and future recovery of all or a significant portion of the incremental storm restoration costs incurred could result in an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy Carolinas and Duke Energy Progress intend to file rate cases in North Carolina in 2017 to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Progress has filed notice with the NCUC that it intends to file a general rate case on or about June 1, 2017. In March 2017, Duke Energy Ohio filed an electric distribution base rate case application and supporting testimony. Electric Utilities and Infrastructure's earnings could be adversely impacted if these rate cases are delayed or denied by the NCUC or PUCO.

PART I

Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues	$670	$170	$500
Operating Expenses
Cost of natural gas	258	49	209
Operation, maintenance and other	105	32	73
Depreciation and amortization	57	20	37
Property and other taxes	30	18	12
Total operating expenses	450	119	331
Operating Income	220	51	169
Other Income and Expenses	18	3	15
Interest Expense	26	7	19
Income Before Income Taxes	212	47	165
Income Tax Expense	79	15	64
Segment Income	$133	$32	$101

Piedmont LDC throughput (dekatherms) (a)	133,276,787	—	133,276,787
Duke Energy Midwest LDC throughput (MCF)	30,830,999	34,741,520	(3,910,521)
(a)     Includes throughput subsequent to Duke Energy's acquisition of Piedmont on October 3, 2016.
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Gas Utilities and Infrastructure’s higher results were almost entirely due to the inclusion of Piedmont's earnings in the current year as a result of Duke Energy's acquisition of Piedmont on October 3, 2016. Piedmont's earnings included in Gas Utilities and Infrastructure's results were $99 million for the three months ended March 31, 2017. All variances are related to the inclusion of Piedmont's results of operations, except for the following:
Other Income and Expenses. The variance was driven primarily by higher earnings from Duke Energy's mid-stream gas pipeline investments that were owned prior to the Piedmont acquisition.
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
In 2013, the PUCO issued an order (PUCO order) approving Duke Energy Ohio’s recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former MGP sites. At March 31, 2017, Duke Energy Ohio had recorded in Regulatory assets on the Condensed Consolidated Balance Sheet approximately $100 million of estimated MGP remediation costs not yet recovered through the MGP rider mechanism. Intervenors have appealed to the Ohio Supreme Court the PUCO order authorizing recovery of these amounts. That appeal remains pending. Duke Energy Ohio cannot predict the outcome of the appeal before the Ohio Supreme Court or future action by the PUCO. If Duke Energy Ohio is not able to recover these remediation costs in rates, the costs could have an adverse impact on Gas Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

PART I

Commercial Renewables

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues	$128	$114	$14
Operating Expenses
Operation, maintenance and other	77	73	4
Depreciation and amortization	39	30	9
Property and other taxes	9	6	3
Total operating expenses	125	109	16
Gains on Sales of Other Assets and Other, net	2	1	1
Operating Income	5	6	(1)
Other Income and Expenses	(1)	(2)	1
Interest Expense	19	11	8
Loss Before Income Taxes	(15)	(7)	(8)
Income Tax Benefit	(39)	(33)	(6)
Less: Loss Attributable to Noncontrolling Interests	(1)	—	(1)
Segment Income	$25	$26	$(1)

Renewable plant production, GWh	2,285	2,060	225
Net proportional MW capacity in operation	2,907	1,963	944
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Commercial Renewables' results were impacted by higher financing costs and new renewables projects placed in service.
Operating Revenues and Operating Expenses. The increases were primarily due to new wind and solar generation placed in service.
Interest Expense. The variance was driven primarily by new wind project financings and less capitalized interest.
Income Tax Benefit. The variance was primarily due to an increase in pretax losses and higher production tax credits (PTCs) related to wind projects placed in service, partially offset by lower investment tax credits (ITCs) due to lower solar investments in the current year.
Matters Impacting Future Commercial Renewables Results
Changes or variability in assumptions used in calculating the fair value of the Commercial Renewables reporting units for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the Commercial Renewables reporting units. In the event of a significant decline in the estimated fair value of the Commercial Renewables reporting units, goodwill impairment charges could be recorded. The carrying value of goodwill within Commercial Renewables was approximately $122 million at March 31, 2017.
Persistently low market pricing for wind resources, primarily in the Energy Reliability Council of Texas West market, and the future expiration of tax incentives including ITCs and PTCs could result in adverse impacts to the future results of Commercial Renewables.

PART I

Other

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues	$33	$29	$4
Operating Expenses
Fuel used in electric generation and purchased power	15	11	4
Operation, maintenance and other	8	36	(28)
Depreciation and amortization	26	34	(8)
Property and other taxes	3	9	(6)
Impairment charges	—	2	(2)
Total operating expenses	52	92	(40)
Gains on Sales of Other Assets and Other, net	5	5	—
Operating Loss	(14)	(58)	44
Other Income and Expenses	21	17	4
Interest Expense	134	205	(71)
Loss Before Income Taxes	(127)	(246)	119
Income Tax Benefit	(52)	(101)	49
Less: Income Attributable to Noncontrolling Interests	2	3	(1)
Net Expense	$(77)	$(148)	$71
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Other's lower net expense was driven by lower interest expense related to the Piedmont acquisition financing, decreased severance accruals and decreased charitable donations. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The variance was primarily due to a decrease in severance accruals and a decrease in donations to the Duke Energy Foundation. The Duke Energy Foundation is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions.
Other Income and Expenses. The increase was primarily driven by higher earnings from NMC due to higher commodity prices.
Interest Expense. The decrease was primarily due to Piedmont acquisition financing costs in the prior year, including $93 million of unrealized losses on forward-starting interest rate swaps. For additional information see Notes 2 and 9 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due a decrease in pretax losses. The effective tax rates for the three months ended March 31, 2017 and 2016 were 40.9 percent and 41.1 percent, respectively.
Matters Impacting Future Other Results
Included in Other is Duke Energy Ohio's 9 percent ownership interest in OVEC, which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization, and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations.
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
Earnings from an equity method investment in NMC reflect sales of methanol and methyl tertiary butyl ether (MTBE), which generate margins that are directionally correlated with Brent crude oil prices. Weakness in the market price of Brent crude oil and related commodities may result in a decline in earnings. Duke Energy's economic ownership interest will decrease from 25 percent to 17.5 percent upon successful startup of NMC's polyacetal production facility, which is expected to occur in the second quarter of 2017.
U.S. federal tax reform has become an important priority of the current Congress and Administration. Any substantial revision to the U.S. tax code, including a loss of the ability to deduct interest expense, could adversely impact Duke Energy's future earnings, cash flows or financial position.

PART I

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Discontinued Operations, Net of Tax. The variance was driven by 2016 earnings from the International Disposal Group, which was sold in December 2016. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues	$1,716	$1,740	$(24)
Operating Expenses
Fuel used in electric generation and purchased power	428	421	7
Operation, maintenance and other	482	512	(30)
Depreciation and amortization	254	259	(5)
Property and other taxes	68	67	1
Total operating expenses	1,232	1,259	(27)
Operating Income	484	481	3
Other Income and Expenses	37	37	—
Interest Expense	103	107	(4)
Income Before Income Taxes	418	411	7
Income Tax Expense	148	140	8
Net Income	$270	$271	$(1)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential sales	(9.4)%
General service sales	(2.1)%
Industrial sales	(0.3)%
Wholesale power sales	1.8%
Joint dispatch sales	69.2%
Total sales	(3.9)%
Average number of customers	1.4%
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Operating Revenues. The variance was driven primarily by:

•	an $84 million decrease in retail sales, net of fuel revenues, due to warm winter weather in the current year.
Partially offset by:

•	a $31 million increase in rider revenues related to energy efficiency programs;

•	a $23 million increase in fuel revenues due to changes in generation mix, partially offset by lower sales volumes; and

•	a $5 million increase in weather-normal retail sales volumes, net of fuel revenues.
Operating Expenses. The variance was driven primarily by a $30 million decrease in operations and maintenance expense due to lower storm restoration costs and decreased labor costs, partially offset by higher energy efficiency program costs.
Income Tax Expense. The variance was primarily due to an increase in pretax income and a higher effective tax rate. The effective tax rates for the three months ended March 31, 2017 and 2016 were 35.4 percent and 34.1 percent, respectively. The increase in the effective tax rate was primarily due to a favorable state resolution booked in 2016 related to prior year tax returns.

PART I

Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Carolinas' financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, "Asset Retirement Obligations," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the former North Carolina governor on July 14, 2016. Duke Energy Carolinas' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Carolinas' financial position. See Note 9 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, "Asset Retirement Obligations," for additional information.
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

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues	$2,179	$2,332	$(153)
Operating Expenses
Fuel used in electric generation and purchased power	726	860	(134)
Operation, maintenance and other	544	592	(48)
Depreciation and amortization	313	290	23
Property and other taxes	117	119	(2)
Impairment charges	—	2	(2)
Total operating expenses	1,700	1,863	(163)
Gains on Sales of Other Assets and Other, net	8	6	2
Operating Income	487	475	12
Other Income and Expenses	24	20	4
Interest Expense	206	160	46
Income Before Income Taxes	305	335	(30)
Income Tax Expense	104	123	(19)
Net Income	201	212	(11)
Less: Net Income Attributable to Noncontrolling Interests	2	3	(1)
Net Income Attributable to Parent	$199	$209	$(10)
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Operating Revenues. The variance was driven primarily by:

•
a $126 million decrease in fuel revenues driven by lower retail sales and changes in generation mix at Duke Energy Progress, as well as decreased demand and capacity rates to retail customers at Duke Energy Florida;

•	a $67 million decrease in retail sales, net of fuel revenues, due to warm winter weather in the current year; and

•	a $10 million decrease in wholesale power revenues primarily due to contracts that expired in the prior year at Duke Energy Florida, partially offset by higher peak demand at Duke Energy Progress.
Partially offset by:

•	a $29 million increase in rider revenues related to energy efficiency programs at Duke Energy Progress, and nuclear asset securitization revenues beginning in July 2016 at Duke Energy Florida; and

•	a $15 million increase in retail pricing due to the Duke Energy Progress South Carolina rate case and Duke Energy Florida's base rate adjustment for the Osprey acquisition.
Operating Expenses. The variance was driven primarily by:

•
a $134 million decrease in fuel expense primarily due to lower retail sales and changes in generation mix at Duke Energy Progress, as well as lower deferred fuel costs and decreased purchased power at Duke Energy Florida; and

•	a $48 million decrease in operations and maintenance expense due to lower storm restoration costs as well as decreased labor and plant outage costs.
Partially offset by:

•	a $23 million increase in depreciation and amortization expense primarily due to additional plant in service and nuclear regulatory asset amortization.
Interest Expense. The variance was primarily due to higher debt outstanding.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and a lower effective tax rate. The effective tax rates for the three months ended March 31, 2017 and 2016 were 34.1 percent and 36.7 percent, respectively. The decrease in the effective tax rate was primarily due to higher AFUDC equity and the amortization of excess North Carolina deferred tax.

PART I

Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, "Asset Retirement Obligations," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the former North Carolina governor on July 14, 2016. Progress Energy's estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Progress Energy's financial position. See Note 9 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, "Asset Retirement Obligations," for additional information.
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
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer incremental operation and maintenance and capital costs incurred in response to Hurricane Matthew and other significant 2016 storms. Current estimated incremental costs are approximately $116 million. The NCUC has not ruled on the petition. A final order from the NCUC that disallows the deferral and future recovery of all or a significant portion of the incremental storm restoration costs incurred could result in an adverse impact on Progress Energy's financial position, results of operations and cash flows.
On May 2, 2017, Duke Energy Progress filed notice with the NCUC that it intends to file a general rate case on or about June 1, 2017. Duke Energy Progress will seek to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Progress Energy's earnings could be adversely impacted if the rate case is delayed or denied by the NCUC.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues	$1,219	$1,307	$(88)
Operating Expenses
Fuel used in electric generation and purchased power	364	448	(84)
Operation, maintenance and other	350	386	(36)
Depreciation and amortization	181	175	6
Property and other taxes	40	41	(1)
Total operating expenses	935	1,050	(115)
Gains on Sales of Other Assets and Other, net	2	1	1
Operating Income	286	258	28
Other Income and Expenses	19	17	2
Interest Expense	82	63	19
Income Before Income Taxes	223	212	11
Income Tax Expense	76	75	1
Net Income and Comprehensive Income	$147	$137	$10
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2017
Residential sales	(7.3)%
General service sales	(3.0)%
Industrial sales	2.1%
Wholesale power sales	(11.6)%
Joint dispatch sales	(18.5)%
Total sales	(8.8)%
Average number of customers	1.3%
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Operating Revenues. The variance was driven primarily by:

•	a $76 million decrease in fuel revenues driven by lower retail sales and changes in generation mix; and

•	a $40 million decrease in retail sales, net of fuel revenues, due to warm winter weather in the current year.
Partially offset by:

•	a $13 million increase in rider revenues related to energy efficiency programs;

•	a $9 million increase in retail pricing due to the Duke Energy Progress South Carolina rate case; and

•	an $8 million increase in wholesale power revenues primarily due to higher peak demand.
Operating Expenses. The variance was driven primarily by:

•	an $84 million decrease in fuel expense primarily due to lower retail sales and changes in generation mix; and

•	a $36 million decrease in operations and maintenance expense primarily due to lower storm restoration costs.
Interest Expense. The variance was primarily due to higher debt outstanding, as well as interest charges on North Carolina fuel overcollections.
Income Tax Expense. The variance was primarily due to an increase in pretax income, partially offset by a lower effective tax rate. The effective tax rates for the three months ended March 31, 2017 and 2016 were 34.1 percent and 35.4 percent, respectively. The decrease in the effective tax rate was primarily due to the amortization of excess North Carolina deferred tax.

PART I

Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Progress’ financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, "Asset Retirement Obligations," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation signed by the former North Carolina governor on July 14, 2016. Duke Energy Progress' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' financial position. See Note 9 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, "Asset Retirement Obligations," for additional information.
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
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer incremental operation and maintenance and capital costs incurred in response to Hurricane Matthew and other significant 2016 storms. Current estimated incremental costs are approximately $116 million. The NCUC has not ruled on the petition. A final order from the NCUC that disallows the deferral and future recovery of all or a significant portion of the incremental storm restoration costs incurred could result in an adverse impact on Duke Energy Progress' financial position, results of operations and cash flows.
On May 2, 2017, Duke Energy Progress filed notice with the NCUC that it intends to file a general rate case on or about June 1, 2017. Duke Energy Progress will seek to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Progress' earnings could be adversely impacted if the rate case is delayed or denied by the NCUC.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues	$959	$1,024	$(65)
Operating Expenses
Fuel used in electric generation and purchased power	362	412	(50)
Operation, maintenance and other	191	205	(14)
Depreciation and amortization	132	114	18
Property and other taxes	77	78	(1)
Impairment charges	1	2	(1)
Total operating expenses	763	811	(48)
Operating Income	196	213	(17)
Other Income and Expenses	16	5	11
Interest Expense	70	41	29
Income Before Income Taxes	142	177	(35)
Income Tax Expense	52	67	(15)
Net Income	$90	$110	$(20)
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

Increase (Decrease) over prior period	2017
Residential sales	(8.4)%
General service sales	0.4%
Industrial sales	0.4%
Wholesale and other	5.1%
Total sales	(1.8)%
Average number of customers	1.4%
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Operating Revenues. The variance was driven primarily by:

•	a $50 million decrease in fuel and capacity revenues primarily due to decreased demand and capacity rates to retail customers;

•	a $27 million decrease in retail sales, net of fuel revenues, due to warm winter weather in the current year; and

•	an $18 million decrease in wholesale power revenues primarily driven by contracts that expired in the prior year.
Partially offset by:

•	a $16 million increase in rider revenues primarily due to nuclear asset securitization revenues beginning in July 2016;

•	an $11 million increase in weather-normal sales volumes to retail customers in the current year; and

•	a $6 million increase in retail pricing due to the base rate adjustment for the Osprey acquisition.
Operating Expenses. The variance was driven primarily by:

•	a $50 million decrease in fuel expense primarily due to lower deferred fuel costs and decreased purchased power, partially offset by higher generation costs; and

•	a $14 million decrease in operations and maintenance expense primarily due to decreased labor costs and planned outage costs.
Partially offset by:

•	an $18 million increase in depreciation and amortization expense primarily due to additional plant in service, as well as nuclear regulatory asset amortization.
Other Income and Expenses. The variance was driven by higher AFUDC equity return on the Citrus County Combined Cycle and Hines Energy Complex Chiller Uprate projects in the current year and gains on insurance policies.

PART I

Interest Expense. The variance was primarily due to higher debt outstanding and lower debt returns, driven by the CR3 debt return recorded prior to the securitization of CR3 in June of 2016.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and a decrease in effective tax rate. The effective tax rates for the three months ended March 31, 2017 and 2016 were 36.6 percent and 37.9 percent, respectively. The decrease in the effective tax rate was primarily due to higher AFUDC equity.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues
Regulated electric	$337	$340	$(3)
Regulated natural gas	170	170	—
Nonregulated electric and other	11	6	5
Total operating revenues	518	516	2
Operating Expenses
Fuel used in electric generation and purchased power – regulated	97	111	(14)
Fuel used in electric generation and purchased power – nonregulated	15	10	5
Cost of natural gas	54	49	5
Operation, maintenance and other	130	119	11
Depreciation and amortization	67	61	6
Property and other taxes	72	71	1
Total operating expenses	435	421	14
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	83	96	(13)
Other Income and Expenses	4	2	2
Interest Expense	22	20	2
Income from Continuing Operations Before Income Taxes	65	78	(13)
Income Tax Expense from Continuing Operations	23	21	2
Income from Continuing Operations	42	57	(15)
Income from Discontinued Operations, net of tax	—	2	(2)
Net Income	$42	$59	$(17)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential sales	(2.9)%
General service sales	(1.7)%
Industrial sales	(0.2)%
Wholesale power sales	153.2%
Total sales	(0.8)%
Average number of customers	0.8%
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Operating Revenues. The variance was driven primarily by:

•	an $8 million increase in PJM transmission revenues;

•
a $6 million increase in rider revenues primarily due to energy efficiency programs and a rate increase for the distribution capital investment rider, partially offset by a decrease in the percentage of income payment plan rider due to a rate decrease: and

•	a $5 million increase in other revenues related to Ohio Valley Electric Corporation (OVEC).
Partially offset by:

•
an $11 million decrease in fuel revenues primarily due to lower electric fuel prices and sales volumes, partially offset by higher costs passed through to natural gas customers due to higher natural gas prices; and

•	an $8 million decrease in electric retail sales, net of fuel revenues, due to warm winter weather in the current year.

PART I

Operating Expenses. The variance was driven primarily by:

•	an $11 million increase in operations and maintenance expense due to higher energy efficiency program costs, higher storm costs, and higher transmission and distribution operations costs; and

•	a $6 million increase in depreciation and amortization expense due to additional plant in service.
Partially offset by:

•	a $14 million decrease in fuel expense driven by lower sales volumes and lower electric fuel costs.
Income Tax Expense. The variance was primarily due to a decrease in pretax income, partially offset by a higher effective tax rate. The effective tax rate for the three months ended March 31, 2017 and 2016 were 35.4 percent and 26.9 percent, respectively. The increase in the effective tax rate was primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, "Asset Retirement Obligations," for additional information.
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
In 2013, the PUCO issued an order (PUCO order) approving Duke Energy Ohio’s recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former MGP sites. At March 31, 2017, Duke Energy Ohio had recorded in Regulatory assets on the Condensed Consolidated Balance Sheet approximately $100 million of estimated MGP remediation costs not yet recovered through the MGP rider mechanism. Intervenors have appealed to the Ohio Supreme Court the PUCO order authorizing recovery of these amounts. That appeal remains pending. Duke Energy Ohio cannot predict the outcome of the appeal before the Ohio Supreme Court or future action by the PUCO. If Duke Energy Ohio is not able to recover these remediation costs in rates, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
Duke Energy Ohio has a 9 percent ownership interest in OVEC, which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an ICPA, Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio’s ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization, and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations.
On March 2, 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. The application also includes requests to continue certain current riders and establish new riders related to LED Outdoor Lighting Service and regulatory mandates. Duke Energy Ohio's earnings could be adversely impacted if the rate case and requested riders are delayed or denied by the PUCO. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues	$758	$714	$44
Operating Expenses
Fuel used in electric generation and purchased power	251	228	23
Operation, maintenance and other	174	162	12
Depreciation and amortization	125	125	—
Property and other taxes	22	23	(1)
Total operating expenses	572	538	34
Operating Income	186	176	10
Other Income and Expenses	8	4	4
Interest Expense	44	44	—
Income Before Income Taxes	150	136	14
Income Tax Expense	59	41	18
Net Income	$91	$95	$(4)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential sales	(4.1)%
General service sales	(1.3)%
Industrial sales	—%
Wholesale power sales	(42.7)%
Total sales	(12.6)%
Average number of customers	1.2%
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Operating Revenues. The variance was driven primarily by:

•	a $28 million increase in rider revenues related to Edwardsport IGCC and energy efficiency programs; and

•	a $17 million increase in fuel revenues primarily due to higher purchased power costs passed through to customers and higher financial transmission right (FTR) revenues.
Operating Expenses. The variance was driven primarily by:

•	a $23 million increase in fuel and purchased power expense, primarily due to higher purchased power volumes and prices, partially offset by lower fuel costs due to lower generation; and

•	a $14 million increase in operations and maintenance expense due to growth in energy efficiency programs and higher expenses at Edwardsport IGCC.
Other Income and Expenses. The variance was primarily driven by higher AFUDC equity.
Income Tax Expense. The variance was primarily due to an increase in pretax income and a higher effective tax rate. The effective tax rates for the three months ended March 31, 2017 and 2016 were 39.3 percent and 30.2 percent, respectively. The increase in the effective tax rate was primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.
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

PART I

PIEDMONT
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2017, Piedmont's Annual Report on Form 10-K for the year ended October 31, 2016, and the transition report filed on Form 10-Q (Form 10-QT) as of December 31, 2016, for the transition period from November 1, 2016 to December 31, 2016.
Results of Operations

	Three Months Ended March 31,
(in millions)	2017	2016	Variance
Operating Revenues
Regulated natural gas	$498	$481	17
Nonregulated natural gas and other	2	2	—
Total operating revenues	500	483	17
Operating Expenses
Cost of natural gas	205	197	8
Operation, maintenance and other	77	74	3
Depreciation and amortization	35	34	1
Property and other taxes	13	11	2
Total operating expenses	330	316	14
Operating Income	170	167	3
Equity in Earnings of Unconsolidated Affiliates	3	16	(13)
Interest Expense	20	17	3
Income Before Income Taxes	153	166	(13)
Income Tax Expense	58	63	(5)
Net Income	$95	$103	$(8)
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential deliveries	(23.2)%
Commercial deliveries	(19.9)%
Industrial deliveries	(7.1)%
Power generation deliveries	(12.4)%
For resale	(12.7)%
Total throughput deliveries	(14.3)%
Secondary market volumes	(1.7)%
Average number of customers	1.5%
Piedmont's throughput was 133,276,787 dekatherms and 155,446,586 dekatherms for the three months ended March 31, 2017 and 2016, respectively. Due to the margin decoupling mechanism in North Carolina and weather normalization adjustment (WNA) mechanisms in South Carolina and Tennessee, changes in throughput deliveries do not have a material impact on Piedmont's revenues or earnings. The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The WNA mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Three Months Ended March 31, 2017 as Compared to March 31, 2016
Operating Revenues. The variance was driven primarily by:

•
a $13 million increase in revenues to residential and commercial customers, net of natural gas costs passed through to customers, primarily due to IMR rate adjustments and customer growth, partially offset by decreased volumes delivered due to warmer weather; and

•	an $8 million increase due to higher natural gas costs passed through to customers, primarily due to higher natural gas prices.
Partially offset by:

•	a $3 million decrease in secondary market activity primarily due to lower margin sales.

PART I

Operating Expenses. The variance was driven by:

•	An $8 million increase in costs of natural gas, primarily due to higher natural gas prices and decreased opportunity for capacity release transactions; and

•	A $6 million increase in other operating expenses, primarily due to higher severance expense, increased property taxes and depreciation attributable to additional plant in service.
Equity in Earnings of Unconsolidated Affiliates. The variance was primarily due to equity earnings from the investment in SouthStar in the prior year. Piedmont sold its 15 percent membership interest in SouthStar on October 3, 2016.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the three months ended March 31, 2017 and 2016 were 37.9 percent and 38.0 percent, respectively.
Matters Impacting Future Results
On April 1, 2017, Piedmont transferred its ownership interests in Atlantic Coast Pipeline, LLC (ACP) and Constitution to a wholly owned subsidiary of Duke Energy at book value. As a result, Piedmont will not recognize equity earnings (or losses) from these investments in future periods.

PART I

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. See Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016, for a summary and detailed discussion of projected primary sources and uses of cash for 2017 to 2019.
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
Duke Energy and the Subsidiary Registrants, excluding Progress Energy (Parent), may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. From time to time, Duke Energy’s current liabilities may exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its business.
CREDIT FACILITIES AND REGISTRATION STATEMENTS
Master Credit Facility Summary
In March 2017, Duke Energy amended its Master Credit Facility to increase its capacity from $7.5 billion to $8 billion, and to extend the termination date of the facility from January 30, 2020, to March 16, 2022. The amendment also added Piedmont as a borrower within the Master Credit Facility. Piedmont's separate $850 million credit facility was terminated in connection with the amendment. With the amendment, the Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	March 31, 2017
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$3,400	$1,100	$1,000	$950	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(3,134)	(1,822)	(469)	(402)	—	(30)	(150)	(261)
Outstanding letters of credit	(71)	(62)	(4)	(2)	(1)	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity	$4,214	$1,516	$377	$346	$949	$420	$369	$237

(a)	Represents the sublimit of each borrower. Certain sublimits were reallocated in May 2017 to provide additional liquidity to certain borrowers in light of near-term funding needs.

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

(in millions)	Maturity Date	Interest Rate	March 31, 2017
Unsecured Debt
Duke Energy (Parent)	August 2017	1.625%	700
Piedmont	September 2017	8.510%	35
Secured Debt
Duke Energy	June 2017	2.605%	45
Duke Energy	June 2017	2.455%	34
First Mortgage Bonds
Duke Energy Florida	September 2017	5.800%	250
Duke Energy Progress	November 2017	1.252%	200
Duke Energy Carolinas	January 2018	5.250%	400
Other(a)			313
Current maturities of long-term debt			$1,977

(a)	Includes capital lease obligations, amortizing debt and small bullet maturities.
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
Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately the Master Credit Facility, to support these operations. Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Reports on Form 10-K for additional information).
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65 percent for all borrowers except Piedmont. The debt-to-total capitalization ratio for Piedmont is not to exceed 70 percent. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2017, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Credit Ratings
Credit ratings are intended to provide credit lenders a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold. The Duke Energy Registrants’ credit ratings are dependent on the rating agencies’ assessments of their ability to meet their debt principal and interest obligations when they come due. If, as a result of market conditions or other factors, the Duke Energy Registrants are unable to maintain current balance sheet strength or if earnings and cash flow outlook materially deteriorate, credit ratings could be negatively impacted.
The Duke Energy Registrants each hold credit ratings by Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). In April 2017, Fitch Ratings, Inc. (Fitch) withdrew credit ratings of the Subsidiary Registrants, with the exclusion of Piedmont who was not previously rated by Fitch, due to commercial reasons. Fitch will continue to provide credit ratings for Duke Energy Corporation.

PART I

Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Cash flows provided by (used in):
Operating activities	$1,289	$1,682
Investing activities	(2,399)	(1,758)
Financing activities	1,596	(3)
Changes in cash and cash equivalents included in assets held for sale	—	30
Net increase (decrease) in cash and cash equivalents	486	(49)
Cash and cash equivalents at beginning of period	392	383
Cash and cash equivalents at end of period	$878	$334
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net income	$717	$699
Non-cash adjustments to net income	1,237	1,060
Payments for asset retirement obligations	(134)	(112)
Working capital	(531)	35
Net cash provided by operating activities	$1,289	$1,682
The variance was primarily due to:

•
a $566 million decrease in cash flows from working capital due to the absence of the International Disposal Group's operating cash flows, lower regulated electric revenues due to warmer winter weather in the current year and the timing of payment of accruals.

Partially offset by:

•	a $195 million increase in net income after non-cash adjustments, primarily due to the additional earnings attributed to the Piedmont acquisition.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Capital, investment and acquisition expenditures	$(2,335)	$(1,704)
Available for sale securities, net	19	15
Other investing items	(83)	(69)
Net cash used in investing activities	$(2,399)	$(1,758)
The variance was primarily due to:

•	a $631 million increase in capital, investment and acquisition expenditures due to growth in regulated generation investments and natural gas infrastructure.

PART I

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Issuances of long-term debt, net	$1,155	$751
Notes payable and commercial paper	1,063	(158)
Dividends paid	(600)	(570)
Other financing items	(22)	(26)
Net cash provided by (used in) financing activities	$1,596	$(3)
The variance was due to:

•
a $1,221 million increase in net proceeds from issuances of notes payable and commercial paper primarily as a result of the repayment of commercial paper at the end of 2016 with proceeds from the sale of the international business; and

•	a $404 million increase in proceeds from net issuances of long-term debt mainly due to the timing of issuances and redemptions of long-term debt.
Summary of Significant Debt Issuances
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2017
				Duke	Duke
	Maturity	Interest	Duke	Energy	Energy
Issuance Date	Date	Rate	Energy	Florida	Ohio
Secured Debt
February 2017(a)	June 2034	4.120%	$587	$—	$—
First Mortgage Bonds
January 2017(b)	January 2020	1.850%	250	250	—
January 2017(b)	January 2027	3.200%	650	650	—
March 2017(c)	June 2046	3.700%	100	—	100
Total issuances			$1,587	$900	$100

(a)
Portfolio financing of four Texas and Oklahoma wind facilities. Secured by substantially all of the assets of these wind facilities and nonrecourse to Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures.

(b)
Debt issued to fund capital expenditures for ongoing construction and capital maintenance, to repay at maturity a $250 million aggregate principal amount of bonds due September 2017 and for general corporate purposes.

(c)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.
In April 2017, Duke Energy (Parent) issued $420 million of unsecured notes with a fixed interest rate of 3.364 percent and maturity date of April 2025. The net proceeds were used to refinance $400 million of unsecured debt at maturity and to repay outstanding commercial paper.
OTHER MATTERS
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

PART I

Coal Combustion Residuals
In April 2015, the EPA published a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. As a result of the EPA rule, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded additional ARO amounts during 2015. Various industry and environmental parties have appealed the EPA's CCR rule in the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On April 18, 2016, the EPA filed a motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. A decision by the court on the remaining issues is expected in the third quarter of 2017. Duke Energy does not expect a material impact from the settlement or that it will result in additional ARO adjustments.
In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions and via wholesale contracts, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Note 9, “Asset Retirement Obligations,” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Coal Ash Management Act of 2014
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at March 31, 2017, and December 31, 2016, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. In January 2016, the NCDEQ published draft risk classifications for sites not specifically delineated by the Coal Ash Act as high priority. These risk rankings were generally determined based on three primary criteria: structural integrity of the impoundments and impacts to surface water and to groundwater. The NCDEQ's draft proposed classifications categorized 12 basins at four sites as intermediate risk and four basins at three sites as low risk. The NCDEQ's draft proposed classifications also categorized nine basins at six sites as “low-to-intermediate” risk, thereby not assigning a definitive risk ranking at that time. On May 18, 2016, the NCDEQ issued new proposed risk classifications, proposing to rank all originally proposed low risk and "low-to-intermediate" risk sites as intermediate.
On July 14, 2016, the former governor of North Carolina signed legislation, which amended the Coal Ash Act and required Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The new legislation also ranks basins at the H.F. Lee, Cape Fear and Weatherspoon stations as intermediate risk consistent with Duke Energy's previously announced plans to excavate those basins. These specific intermediate-risk basins require closure through excavation including a combination of transferring ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of these specific intermediate-risk basins is required to be completed no later than August 1, 2028. Upon satisfactory completion of the dam improvement projects and installation of alternative drinking water sources by October 15, 2018, the legislation requires the NCDEQ to reclassify sites proposed as intermediate risk, excluding H.F. Lee, Cape Fear and Weatherspoon, as low risk. In January 2017, NCDEQ issued preliminary approval of Duke Energy's plans for the alternative water sources.
Additionally, the July 2016 legislation requires the installation and operation of three large-scale coal ash beneficiation projects, which are expected to produce reprocessed ash for use in the concrete industry. Closure of basins at sites with these beneficiation projects are required to be completed no later than December 31, 2029. On October 5, 2016, Duke Energy announced Buck Steam Station as a first location for one of the beneficiation projects. On December 13, 2016, Duke Energy announced H.F. Lee as the second location. Duke Energy intends to announce the third location by July 1, 2017.
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
For more information, see Note 9, “Asset Retirement Obligations,” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

PART I

Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. Affected facilities must comply between 2018 and 2023, depending on timing of new Clean Water Act (CWA) permits. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. The Duke Energy Registrants are well-positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG for wastewater associated rule focused on the limits imposed on integrated gas combined-cycle facilities. All challenges to the rule have been consolidated in the Fifth Circuit Court of Appeals. On April 13, 2017, the EPA administrator granted petitions from the Utility Water Act Group and U.S. Small Business Administration requesting reconsideration and an administrative stay of compliance dates in the ELG rule that have not yet passed pending judicial review, effective April 25, 2017. Briefing in the case was scheduled to conclude on July 5, 2017, however, on April 24, 2017, the Fifth Circuit Court of Appeals granted EPA's request to stay the pending litigation on the ELG rule until August 12, 2017. By the end of the stay period, EPA intends to inform the court of the portions of the rule, if any, that it will seek to have remanded to the agency for further rulemaking. The Duke Energy Registrants cannot predict the outcome of these matters.
Estimated Cost and Impacts of Rulemakings
Duke Energy will incur capital expenditures to comply with the environmental regulations and rules discussed above. The following table provides five-year estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, CWA 316(b) and ELGs through December 31, 2021. The table excludes ash basin closure costs recorded in Asset retirement obligations on the Condensed Consolidated Balance Sheets. For more information related to AROs, see Note 9, “Asset Retirement Obligations” in Duke Energy’s Annual Report on Form 10‑K for the year ended December 31, 2016.

(in millions)	Estimated Cost
Duke Energy	$1,235
Duke Energy Carolinas	530
Progress Energy	360
Duke Energy Progress	260
Duke Energy Florida	100
Duke Energy Ohio	125
Duke Energy Indiana	220
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
Cross-State Air Pollution Rule
On December 3, 2015, the EPA proposed a rule to lower the Cross-State Air Pollution Rule (CSAPR) Phase 2 state ozone season nitrogen oxide (NOX) emission budgets for 23 eastern states, including North Carolina, Ohio, Kentucky and Indiana. The EPA also proposed to eliminate the CSAPR Phase 2 ozone season state NOX budgets for Florida and South Carolina. On September 7, 2016, the EPA finalized the CSAPR Update Rule that reduces the CSAPR Phase 2 state ozone season NOX emission budgets for 22 eastern states, including Ohio, Kentucky and Indiana. In the final CSAPR Update Rule, the EPA removed Florida, South Carolina and North Carolina from the ozone season NOx program. Beginning in 2017, Duke Energy Registrants in these states will not be subject to any CSAPR ozone season NOx emission limitations. For the states that remain in the program, the reduced state ozone season NOx emission budgets took effect on May 1, 2017. In Kentucky and Indiana, where Duke Energy Registrants own and operate coal-fired electric generating units (EGUs) subject to the final rule requirements, potential near-term responses could include changing unit dispatch to run certain generating units less frequently and/or purchasing NOx allowances from the trading market. Longer term, upgrading the performance of existing NOx controls is an option. Numerous parties have filed petitions with the D.C. Circuit Court challenging various aspects of the CSAPR Update Rule. The court has yet to set a briefing schedule. Duke Energy Registrants cannot predict the outcome of these matters.
Carbon Pollution Standards for New, Modified and Reconstructed Power Plants
On October 23, 2015, the EPA published a final rule in the Federal Register establishing carbon dioxide (CO2) emissions limits for new, modified and reconstructed power plants. The requirements for new plants apply to plants that commenced construction after January 8, 2014. The EPA set an emissions standard for coal units of 1,400 pounds of CO2 per gross MWh, which would require the application of partial carbon capture and storage (CCS) technology for a coal unit to be able to meet the limit. Utility-scale CCS is not currently a demonstrated and commercially available technology for coal-fired EGUs, and therefore the final standard effectively prevents the development of new coal-fired generation. The EPA set a final standard of 1,000 pounds of CO2 per gross MWh for new natural gas combined-cycle units.

PART I

On March 28, 2017, President Trump signed an Executive Order directing EPA to review the rule and determine whether to suspend, revise or rescind it. On the same day, the Department of Justice (DOJ) filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. Subsequent to the DOJ motion, the D.C. Circuit Court canceled oral argument in the case, which had been scheduled for April 17, 2017. On April 28, 2017, the court ordered that the litigation be suspended for 60 days and directing parties to file supplemental briefs by May 15, 2017, addressing whether the rule should be remanded to EPA rather than be suspended. The rule remains in effect pending the outcome of litigation and EPA’s review. EPA has not announced a schedule for completing its review. The Duke Energy Registrants cannot predict the outcome of these matters, but do not expect the impacts of the current final standards will be material to Duke Energy's financial position, results of operations or cash flows.
Clean Power Plan
On October 23, 2015, the EPA published in the Federal Register the final Clean Power Plan (CPP) rule that regulates CO2 emissions from existing fossil fuel-fired EGUs. The CPP established CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired EGUs. Petitions challenging the rule have been filed by several groups and on February 9, 2016, the Supreme Court issued a stay of the final CPP rule, halting implementation of the CPP until legal challenges are resolved. States in which the Duke Energy Registrants operate have suspended work on the CPP in response to the stay. Oral arguments before 10 of the 11 judges on D.C. Circuit Court were heard on September 27, 2016. The court has not issued its opinion in the case.
On March 28, 2017, President Trump signed an Executive Order directing EPA to review the CPP and determine whether to suspend, revise or rescind the rule. On the same day the DOJ filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. On April 28, 2017, the court issued an order to suspend the litigation for 60 days and directing parties to file supplemental briefs by May 15, 2017, addressing whether the rule should be remanded to the EPA rather than be suspended. Neither the Executive Order nor the court's order changes the current status of the CPP, which is under a legal hold by the U.S. Supreme Court. The EPA has not announced a schedule for completing its review. The Duke Energy Registrants cannot predict the outcome of these matters.
Global Climate Change
For other information on global climate change and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Nuclear Matters
For other information on nuclear matters and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements, “Organization and Basis of Presentation,” for a discussion of the impact of new accounting standards.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2017, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three months ended March 31, 2017, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Subsequent Events
See Note 17 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2017, there were no material changes to the Duke Energy Registrants' disclosures about market risk. For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings, including regulatory and environmental matters, see Note 4, "Regulatory Matters," and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
MTBE Litigation
On June 19, 2014, the Commonwealth of Pennsylvania filed suit against Duke Energy Merchants, LLC, an indirect wholly owned subsidiary of Duke Energy, among others, alleging contamination of “waters of the state” by MTBE from leaking gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen level in gasoline and make it burn cleaner. The case was moved to federal court and consolidated in an existing multidistrict litigation docket of pending MTBE cases. The case is currently in the discovery phase.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants' Annual Report on Form 10-K, which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
There were no issuer purchases of equity securities during the first quarter of 2017.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	Forty-fifth Supplemental Indenture, dated as of March 27, 2017, (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on March 27, 2017, File No. 1-01232).						X
*4.2	Fifteenth Supplemental Indenture, dated as of April 11, 2017.	X
10.1
Amendment No. 3 and Consent, dated as of March 16, 2017, among registrants, the Lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 17, 2017, File Nos. 1-32853, 1-04928, 1-03382, 1-03274, 1-01232, 1-03543, 1-06196).
		X	X		X	X	X	X	X
*10.2**	Performance-Based Retention Award Agreement.	X
*10.3**	Performance Award Agreement.	X
*10.4**	Restricted Stock Unit Award Agreement.	X
*12	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

PART II

*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

PART II

*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document.	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC PROGRESS ENERGY, INC. DUKE ENERGY PROGRESS, LLC DUKE ENERGY FLORIDA, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, LLC PIEDMONT NATURAL GAS COMPANY, INC.

Date:	May 9, 2017	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2017	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr. Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)