Form 10-Q
period 2017-06-30
Duke Energy CORP; DUKE ENERGY FLORIDA, LLC.; Duke Energy Indiana, LLC; DUKE ENERGY PROGRESS, LLC.; Duke Energy Carolinas, LLC; PROGRESS ENERGY INC; PIEDMONT NATURAL GAS CO INC; Duke Energy Ohio, Inc.
filed 2017-08-03
CIK 1326160, 37637, 81020, 17797, 30371, 1094093, 78460, 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒	Piedmont	Yes ☐	No ☒
Number of shares of Common stock outstanding at June 30, 2017:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	699,950,383
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions and can often be identified by terms and phrases that include “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook” or other similar terminology. Various factors may cause actual results to be materially different than the suggested outcomes within forward-looking statements; accordingly, there is no assurance that such results will be realized. These factors include, but are not limited to:

◦
State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, including those related to climate change, as well as rulings that affect cost and investment recovery or have an impact on rate structures or market prices;

◦
The extent and timing of costs and liabilities to comply with federal and state laws, regulations and legal requirements related to coal ash remediation, including amounts for required closure of certain ash impoundments, are uncertain and difficult to estimate;

◦
The ability to recover eligible costs, including amounts associated with coal ash impoundment retirement obligations and costs related to significant weather events, and to earn an adequate return on investment through rate case proceedings and the regulatory process;

◦
The costs of decommissioning Crystal River Unit 3 and other nuclear facilities could prove to be more extensive than amounts estimated and all costs may not be fully recoverable through the regulatory process;

◦	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

◦
Industrial, commercial and residential growth or decline in service territories or customer bases resulting from sustained downturns of the economy and the economic health of our service territories or variations in customer usage patterns, including energy efficiency efforts and use of alternative energy sources, such as self-generation and distributed generation technologies;

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

◦
The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks, including the financial stability of third-party service providers;

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

◦	The ability to control operation and maintenance costs;

◦	The level of creditworthiness of counterparties to transactions;

◦	Employee workforce factors, including the potential inability to attract and retain key personnel;

◦	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

◦	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

◦	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

◦	Substantial revision to the U.S. tax code, such as changes to the corporate tax rate or material change in the deductibility of interest;

◦	The impact of potential goodwill impairments;

◦	The ability to successfully complete future merger, acquisition or divestiture plans;

◦	The ability to successfully integrate the natural gas businesses following the acquisition of Piedmont Natural Gas Company, Inc. and realize anticipated benefits; and

◦	The ability to implement our business strategy.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per-share amounts)	2017	2016	2017	2016
Operating Revenues
Regulated electric	$5,118	$4,965	$10,031	$10,018
Regulated natural gas	275	97	921	266
Nonregulated electric and other	162	151	332	306
Total operating revenues	5,555	5,213	11,284	10,590
Operating Expenses
Fuel used in electric generation and purchased power	1,541	1,521	2,990	3,109
Cost of natural gas	76	9	334	58
Operation, maintenance and other	1,407	1,351	2,840	2,767
Depreciation and amortization	835	790	1,694	1,583
Property and other taxes	307	290	611	585
Impairment charges	9	1	9	4
Total operating expenses	4,175	3,962	8,478	8,106
Gains on Sales of Other Assets and Other, net	7	8	18	15
Operating Income	1,387	1,259	2,824	2,499
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	36	15	65	23
Other income and expenses, net	81	81	167	151
Total other income and expenses	117	96	232	174
Interest Expense	486	478	977	967
Income From Continuing Operations Before Income Taxes	1,018	877	2,079	1,706
Income Tax Expense from Continuing Operations	327	253	671	505
Income From Continuing Operations	691	624	1,408	1,201
(Loss) Income From Discontinued Operations, net of tax	(2)	(112)	(2)	10
Net Income	689	512	1,406	1,211
Less: Net Income Attributable to Noncontrolling Interests	3	3	4	8
Net Income Attributable to Duke Energy Corporation	$686	$509	$1,402	$1,203

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$0.98	$0.90	$2.00	$1.73
Diluted	$0.98	$0.90	$2.00	$1.73
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$—	$(0.16)	$—	$0.01
Diluted	$—	$(0.16)	$—	$0.01
Net income attributable to Duke Energy Corporation common stockholders
Basic	$0.98	$0.74	$2.00	$1.74
Diluted	$0.98	$0.74	$2.00	$1.74
Weighted average shares outstanding
Basic	700	689	700	689
Diluted	700	690	700	689

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net Income	$689	$512	$1,406	$1,211
Other Comprehensive Income, net of tax
Foreign currency translation adjustments	—	58	—	107
Pension and OPEB adjustments	1	2	2	2
Net unrealized losses on cash flow hedges	(6)	(11)	(4)	(25)
Reclassification into earnings from cash flow hedges	4	—	5	2
Unrealized gains on available-for-sale securities	4	3	8	7
Other Comprehensive Income, net of tax	3	52	11	93
Comprehensive Income	692	564	1,417	1,304
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	6	4	12
Comprehensive Income Attributable to Duke Energy Corporation	$689	$558	$1,413	$1,292

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$298	$392
Receivables (net of allowance for doubtful accounts of $13 at 2017 and $14 at 2016)	498	751
Receivables of VIEs (net of allowance for doubtful accounts of $56 at 2017 and $54 at 2016)	1,880	1,893
Inventory	3,369	3,522
Regulatory assets (includes $52 at 2017 and $50 at 2016 related to VIEs)	1,192	1,023
Other	436	458
Total current assets	7,673	8,039
Property, Plant and Equipment
Cost	124,439	121,397
Accumulated depreciation and amortization	(40,522)	(39,406)
Generation facilities to be retired, net	487	529
Net property, plant and equipment	84,404	82,520
Other Noncurrent Assets
Goodwill	19,425	19,425
Regulatory assets (includes $1,121 at 2017 and $1,142 at 2016 related to VIEs)	12,808	12,878
Nuclear decommissioning trust funds	6,601	6,205
Investments in equity method unconsolidated affiliates	1,267	925
Other	2,826	2,769
Total other noncurrent assets	42,927	42,202
Total Assets	$135,004	$132,761
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,177	$2,994
Notes payable and commercial paper	3,488	2,487
Taxes accrued	432	384
Interest accrued	506	503
Current maturities of long-term debt (includes $212 at 2017 and $260 at 2016 related to VIEs)	3,472	2,319
Asset retirement obligations	397	411
Regulatory liabilities	286	409
Other	1,708	2,044
Total current liabilities	12,466	11,551
Long-Term Debt (includes $4,018 at 2017 and $3,587 at 2016 related to VIEs)	46,043	45,576
Other Noncurrent Liabilities
Deferred income taxes	14,695	14,155
Asset retirement obligations	10,165	10,200
Regulatory liabilities	7,048	6,881
Accrued pension and other post-retirement benefit costs	1,108	1,111
Investment tax credits	534	493
Other	1,651	1,753
Total other noncurrent liabilities	35,201	34,593
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 700 million shares outstanding at 2017 and 2016	1	1
Additional paid-in capital	38,758	38,741
Retained earnings	2,607	2,384
Accumulated other comprehensive loss	(82)	(93)
Total Duke Energy Corporation stockholders' equity	41,284	41,033
Noncontrolling interests	10	8
Total equity	41,294	41,041
Total Liabilities and Equity	$135,004	$132,761

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,406	$1,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,953	1,868
Equity component of AFUDC	(125)	(87)
Gains on sales of other assets	(20)	(18)
Impairment charges	9	198
Deferred income taxes	669	285
Equity in earnings of unconsolidated affiliates	(65)	(23)
Accrued pension and other post-retirement benefit costs	13	8
Payments for asset retirement obligations	(272)	(263)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(12)	199
Receivables	293	(38)
Inventory	153	178
Other current assets	(148)	(51)
Increase (decrease) in
Accounts payable	(505)	(153)
Taxes accrued	41	216
Other current liabilities	(531)	(281)
Other assets	(101)	(9)
Other liabilities	(2)	(15)
Net cash provided by operating activities	2,756	3,225
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,931)	(3,393)
Contributions to equity method investments	(287)	(136)
Purchases of available-for-sale securities	(2,412)	(3,033)
Proceeds from sales and maturities of available-for-sale securities	2,439	3,059
Change in restricted cash	(44)	(21)
Other	(89)	(84)
Net cash used in investing activities	(4,324)	(3,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,734	3,514
Issuance of common stock related to employee benefit plans	—	7
Payments for the redemption of long-term debt	(1,009)	(795)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	230	500
Payments for the redemption of short-term debt with original maturities greater than 90 days	(32)	(492)
Notes payable and commercial paper	783	(1,349)
Dividends paid	(1,200)	(1,140)
Other	(32)	(43)
Net cash provided by financing activities	1,474	202
Changes in cash and cash equivalents associated with assets held for sale	—	79
Net decrease in cash and cash equivalents	(94)	(102)
Cash and cash equivalents at beginning of period	392	383
Cash and cash equivalents at end of period	$298	$281
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$589	$670

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
							Net Unrealized		Total
					Foreign	Net	(Losses) Gains		Duke Energy
	Common		Additional		Currency	Losses on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2015	688	$1	$37,968	$2,564	$(692)	$(50)	$(3)	$(61)	$39,727	$44	$39,771
Net income	—	—	—	1,203	—	—	—	—	1,203	8	1,211
Other comprehensive income (loss)	—	—	—	—	103	(23)	7	2	89	4	93
Common stock issuances, including dividend reinvestment and employee benefits	1	—	16	—	—	—	—	—	16	—	16
Common stock dividends	—	—	—	(1,140)	—	—	—	—	(1,140)	—	(1,140)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2016	689	$1	$37,984	$2,627	$(589)	$(73)	$4	$(59)	$39,895	$53	$39,948

Balance at December 31, 2016	700	$1	$38,741	$2,384	$—	$(20)	$(1)	$(72)	$41,033	$8	$41,041
Net income	—	—	—	1,402	—	—	—	—	1,402	4	1,406
Other comprehensive income	—	—	—	—	—	1	8	2	11	—	11
Common stock issuances, including dividend reinvestment and employee benefits	—	—	17	—	—	—	—	—	17	—	17
Common stock dividends	—	—	—	(1,200)	—	—	—	—	(1,200)	—	(1,200)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(2)	(2)
Other(a)	—	—	—	21	—	—	—	—	21	—	21
Balance at June 30, 2017	700	$1	$38,758	$2,607	$—	$(19)	$7	$(70)	$41,284	$10	$41,294

(a)	Cumulative-effect adjustment due to implementation of a new accounting standard related to stock-based compensation and the associated income taxes. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$1,729	$1,675	$3,445	$3,415
Operating Expenses
Fuel used in electric generation and purchased power	435	389	863	810
Operation, maintenance and other	469	476	951	988
Depreciation and amortization	269	275	523	534
Property and other taxes	71	71	139	138
Total operating expenses	1,244	1,211	2,476	2,470
Operating Income	485	464	969	945
Other Income and Expenses, net	36	45	73	82
Interest Expense	103	107	206	214
Income Before Income Taxes	418	402	836	813
Income Tax Expense	145	141	293	281
Net Income	$273	$261	$543	$532
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	1	—	1	1
Comprehensive Income	$274	$261	$544	$533

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$16	$14
Receivables (net of allowance for doubtful accounts of $2 at 2017 and 2016)	165	160
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2017 and 2016)	611	645
Receivables from affiliated companies	85	163
Notes receivable from affiliated companies	—	66
Inventory	1,066	1,055
Regulatory assets	249	238
Other	34	37
Total current assets	2,226	2,378
Property, Plant and Equipment
Cost	41,881	41,127
Accumulated depreciation and amortization	(14,632)	(14,365)
Net property, plant and equipment	27,249	26,762
Other Noncurrent Assets
Regulatory assets	3,060	3,159
Nuclear decommissioning trust funds	3,499	3,273
Other	929	943
Total other noncurrent assets	7,488	7,375
Total Assets	$36,963	$36,515
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$639	$833
Accounts payable to affiliated companies	127	247
Notes payable to affiliated companies	534	—
Taxes accrued	162	143
Interest accrued	104	102
Current maturities of long-term debt	704	116
Asset retirement obligations	227	222
Regulatory liabilities	115	161
Other	409	468
Total current liabilities	3,021	2,292
Long-Term Debt	8,520	9,187
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	6,742	6,544
Asset retirement obligations	3,644	3,673
Regulatory liabilities	2,885	2,840
Accrued pension and other post-retirement benefit costs	103	97
Investment tax credits	235	203
Other	574	607
Total other noncurrent liabilities	14,183	13,964
Commitments and Contingencies
Equity
Member's equity	10,947	10,781
Accumulated other comprehensive loss	(8)	(9)
Total equity	10,939	10,772
Total Liabilities and Equity	$36,963	$36,515

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$543	$532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	688	673
Equity component of AFUDC	(59)	(48)
Deferred income taxes	283	273
Accrued pension and other post-retirement benefit costs	—	2
Payments for asset retirement obligations	(123)	(118)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	24	3
Receivables	36	(48)
Receivables from affiliated companies	78	36
Inventory	(14)	102
Other current assets	(21)	24
Increase (decrease) in
Accounts payable	(125)	(226)
Accounts payable to affiliated companies	(120)	(56)
Taxes accrued	19	188
Other current liabilities	(140)	28
Other assets	(44)	22
Other liabilities	(15)	(14)
Net cash provided by operating activities	1,010	1,373
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,092)	(1,031)
Purchases of available-for-sale securities	(1,225)	(1,395)
Proceeds from sales and maturities of available-for-sale securities	1,228	1,395
Notes receivable from affiliated companies	66	(89)
Other	(29)	(41)
Net cash used in investing activities	(1,052)	(1,161)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	992
Payments for the redemption of long-term debt	(114)	(1)
Notes payable to affiliated companies	534	—
Distributions to parent	(375)	(1,200)
Other	(1)	—
Net cash provided by (used in) financing activities	44	(209)
Net increase in cash and cash equivalents	2	3
Cash and cash equivalents at beginning of period	14	13
Cash and cash equivalents at end of period	$16	$16
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$200	$228

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2015	$11,617	$(11)	$11,606
Net income	532	—	532
Other comprehensive income	—	1	1
Distributions to parent	(1,200)	—	(1,200)
Balance at June 30, 2016	$10,949	$(10)	$10,939

Balance at December 31, 2016	$10,781	$(9)	$10,772
Net income	543	—	543
Other comprehensive income	—	1	1
Distributions to parent	(375)	—	(375)
Other	(2)	—	(2)
Balance at June 30, 2017	$10,947	$(8)	$10,939

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$2,392	$2,348	$4,571	$4,680
Operating Expenses
Fuel used in electric generation and purchased power	831	852	1,557	1,712
Operation, maintenance and other	534	525	1,078	1,117
Depreciation and amortization	311	296	624	586
Property and other taxes	129	120	246	239
Impairment charges	2	1	2	3
Total operating expenses	1,807	1,794	3,507	3,657
Gains on Sales of Other Assets and Other, net	6	6	14	12
Operating Income	591	560	1,078	1,035
Other Income and Expenses, net	21	28	45	48
Interest Expense	196	160	402	320
Income Before Income Taxes	416	428	721	763
Income Tax Expense	139	154	243	277
Net Income	277	274	478	486
Less: Net Income Attributable to Noncontrolling Interests	3	2	5	5
Net Income Attributable to Parent	$274	$272	$473	$481

Net Income	$277	$274	$478	$486
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	1	2	2
Net unrealized gain on cash flow hedges	5	—	6	—
Reclassification into earnings from cash flow hedges	—	2	—	3
Unrealized gains on available-for-sale securities	1	—	2	1
Other Comprehensive Income, net of tax	7	3	10	6
Comprehensive Income	284	277	488	492
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	2	5	5
Comprehensive Income Attributable to Parent	$281	$275	$483	$487

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$39	$46
Receivables (net of allowance for doubtful accounts of $4 at 2017 and $6 at 2016)	95	114
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2017 and 2016)	777	692
Receivables from affiliated companies	3	106
Notes receivable from affiliated companies	140	80
Inventory	1,621	1,717
Regulatory assets (includes $52 at 2017 and $50 at 2016 related to VIEs)	533	401
Other	196	148
Total current assets	3,404	3,304
Property, Plant and Equipment
Cost	46,317	44,864
Accumulated depreciation and amortization	(15,652)	(15,212)
Generation facilities to be retired, net	487	529
Net property, plant and equipment	31,152	30,181
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,121 at 2017 and $1,142 at 2016 related to VIEs)	5,853	5,722
Nuclear decommissioning trust funds	3,102	2,932
Other	865	856
Total other noncurrent assets	13,475	13,165
Total Assets	$48,031	$46,650
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$649	$1,003
Accounts payable to affiliated companies	208	348
Notes payable to affiliated companies	1,070	729
Taxes accrued	165	83
Interest accrued	228	201
Current maturities of long-term debt (includes $55 at 2017 and $62 at 2016 related to VIEs)	1,022	778
Asset retirement obligations	170	189
Regulatory liabilities	120	189
Other	660	745
Total current liabilities	4,292	4,265
Long-Term Debt (includes $1,711 at 2017 and $1,741 at 2016 related to VIEs)	15,950	15,590
Long-Term Debt Payable to Affiliated Companies	1,173	1,173
Other Noncurrent Liabilities
Deferred income taxes	5,662	5,246
Asset retirement obligations	5,288	5,286
Regulatory liabilities	2,511	2,395
Accrued pension and other post-retirement benefit costs	537	547
Other	321	341
Total other noncurrent liabilities	14,319	13,815
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2017 and 2016	—	—
Additional paid-in capital	8,096	8,094
Retained earnings	4,237	3,764
Accumulated other comprehensive loss	(28)	(38)
Total Progress Energy, Inc. stockholders' equity	12,305	11,820
Noncontrolling interests	(8)	(13)
Total equity	12,297	11,807
Total Liabilities and Equity	$48,031	$46,650

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$478	$486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	733	696
Equity component of AFUDC	(48)	(30)
Gains on sales of other assets	(15)	(15)
Impairment charges	2	3
Deferred income taxes	412	285
Accrued pension and other post-retirement benefit costs	(5)	(12)
Payments for asset retirement obligations	(128)	(126)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	32
Receivables	(64)	(66)
Receivables from affiliated companies	99	306
Inventory	95	25
Other current assets	(200)	45
Increase (decrease) in
Accounts payable	(211)	(26)
Accounts payable to affiliated companies	(140)	(79)
Taxes accrued	81	90
Other current liabilities	(148)	(162)
Other assets	(70)	(72)
Other liabilities	(18)	15
Net cash provided by operating activities	853	1,395
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,733)	(1,441)
Purchases of available-for-sale securities	(1,108)	(1,570)
Proceeds from sales and maturities of available-for-sale securities	1,123	1,594
Proceeds from insurance	4	58
Notes receivable from affiliated companies	(60)	—
Change in restricted cash	5	(6)
Other	(26)	(14)
Net cash used in investing activities	(1,795)	(1,379)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	923	1,338
Payments for the redemption of long-term debt	(326)	(320)
Notes payable to affiliated companies	341	(392)
Dividends to parent	—	(651)
Other	(3)	(1)
Net cash provided by (used in) financing activities	935	(26)
Net decrease in cash and cash equivalents	(7)	(10)
Cash and cash equivalents at beginning of period	46	44
Cash and cash equivalents at end of period	$39	$34
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$174	$288

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
				Net Unrealized		Total Progress
	Additional		Net Losses on	Gains on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2015	$8,092	$4,831	$(31)	$—	$(17)	$12,875	$(22)	$12,853
Net income	—	481	—	—	—	481	5	486
Other comprehensive income	—	—	3	1	2	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(651)	—	—	—	(651)	—	(651)
Balance at June 30, 2016	$8,092	$4,661	$(28)	$1	$(15)	$12,711	$(18)	$12,693

Balance at December 31, 2016	$8,094	$3,764	$(23)	$1	$(16)	$11,820	$(13)	$11,807
Net income	—	473	—	—	—	473	5	478
Other comprehensive income	—	—	6	2	2	10	—	10
Other	2	—	—	—	—	2	—	2
Balance at June 30, 2017	$8,096	$4,237	$(17)	$3	$(14)	$12,305	$(8)	$12,297

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$1,199	$1,213	$2,418	$2,520
Operating Expenses
Fuel used in electric generation and purchased power	375	424	739	872
Operation, maintenance and other	330	321	680	707
Depreciation and amortization	173	175	354	350
Property and other taxes	40	38	80	79
Total operating expenses	918	958	1,853	2,008
Gains on Sales of Other Assets and Other, net	1	—	3	1
Operating Income	282	255	568	513
Other Income and Expenses, net	14	12	33	29
Interest Expense	70	64	152	127
Income Before Income Taxes	226	203	449	415
Income Tax Expense	72	72	148	147
Net Income and Comprehensive Income	$154	$131	$301	$268

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$12	$11
Receivables (net of allowance for doubtful accounts of $1 at 2017 and $4 at 2016)	32	51
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2017 and 2016)	422	404
Receivables from affiliated companies	5	5
Notes receivable from affiliated companies	—	165
Inventory	1,053	1,076
Regulatory assets	212	188
Other	76	57
Total current assets	1,812	1,957
Property, Plant and Equipment
Cost	28,936	28,419
Accumulated depreciation and amortization	(10,734)	(10,561)
Generation facilities to be retired, net	487	529
Net property, plant and equipment	18,689	18,387
Other Noncurrent Assets
Regulatory assets	3,379	3,243
Nuclear decommissioning trust funds	2,380	2,217
Other	536	525
Total other noncurrent assets	6,295	5,985
Total Assets	$26,796	$26,329
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$277	$589
Accounts payable to affiliated companies	169	227
Notes payable to affiliated companies	633	—
Taxes accrued	61	104
Interest accrued	101	102
Current maturities of long-term debt	203	452
Asset retirement obligations	170	189
Regulatory liabilities	113	158
Other	308	365
Total current liabilities	2,035	2,186
Long-Term Debt	6,407	6,409
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	3,539	3,323
Asset retirement obligations	4,520	4,508
Regulatory liabilities	2,048	1,946
Accrued pension and other post-retirement benefit costs	246	252
Investment tax credits	145	146
Other	47	51
Total other noncurrent liabilities	10,545	10,226
Commitments and Contingencies
Equity
Member's Equity	7,659	7,358
Total Liabilities and Equity	$26,796	$26,329
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	453	451
Equity component of AFUDC	(26)	(20)
Gains on sales of other assets	(4)	(3)
Deferred income taxes	224	172
Accrued pension and other post-retirement benefit costs	(10)	(16)
Payments for asset retirement obligations	(101)	(100)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(3)	(1)
Receivables	3	(19)
Receivables from affiliated companies	—	7
Inventory	23	20
Other current assets	(50)	131
Increase (decrease) in
Accounts payable	(218)	(28)
Accounts payable to affiliated companies	(58)	(56)
Taxes accrued	(43)	56
Other current liabilities	(111)	(12)
Other assets	(37)	(26)
Other liabilities	(9)	(6)
Net cash provided by operating activities	334	818
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(840)	(704)
Purchases of available-for-sale securities	(819)	(1,299)
Proceeds from sales and maturities of available-for-sale securities	805	1,284
Notes receivable from affiliated companies	165	—
Other	(22)	(19)
Net cash used in investing activities	(711)	(738)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	15	59
Payments for the redemption of long-term debt	(269)	(15)
Notes payable to affiliated companies	633	(131)
Other	(1)	—
Net cash provided by (used in) financing activities	378	(87)
Net increase (decrease) in cash and cash equivalents	1	(7)
Cash and cash equivalents at beginning of period	11	15
Cash and cash equivalents at end of period	$12	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$52	$73

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2015	$7,059
Net income	268
Balance at June 30, 2016	$7,327

Balance at December 31, 2016	$7,358
Net income	301
Balance at June 30, 2017	$7,659

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$1,191	$1,133	$2,150	$2,157
Operating Expenses
Fuel used in electric generation and purchased power	455	429	817	841
Operation, maintenance and other	203	199	394	404
Depreciation and amortization	137	122	269	236
Property and other taxes	89	82	166	160
Impairment charges	1	1	2	3
Total operating expenses	885	833	1,648	1,644
Operating Income	306	300	502	513
Other Income and Expenses, net	14	14	30	19
Interest Expense	70	40	140	81
Income Before Income Taxes	250	274	392	451
Income Tax Expense	92	103	144	170
Net Income	$158	$171	$248	$281
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	1	—	2	1
Comprehensive Income	$159	$171	$250	$282

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$8	$16
Receivables (net of allowance for doubtful accounts of $3 at 2017 and $2 at 2016)	61	61
Receivables of VIEs (net of allowance for doubtful accounts of $2 at 2017 and 2016)	354	288
Receivables from affiliated companies	1	5
Notes receivable from affiliated companies	230	—
Inventory	568	641
Regulatory assets (includes $52 at 2017 and $50 at 2016 related to VIEs)	321	213
Other (includes $33 at 2017 and $53 at 2016 related to VIEs)	50	125
Total current assets	1,593	1,349
Property, Plant and Equipment
Cost	17,369	16,434
Accumulated depreciation and amortization	(4,910)	(4,644)
Net property, plant and equipment	12,459	11,790
Other Noncurrent Assets
Regulatory assets (includes $1,121 at 2017 and $1,142 at 2016 related to VIEs)	2,474	2,480
Nuclear decommissioning trust funds	723	715
Other	279	278
Total other noncurrent assets	3,476	3,473
Total Assets	$17,528	$16,612
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$372	$413
Accounts payable to affiliated companies	42	125
Notes payable to affiliated companies	—	297
Taxes accrued	112	33
Interest accrued	58	49
Current maturities of long-term debt (includes $55 at 2017 and $62 at 2016 related to VIEs)	819	326
Regulatory liabilities	7	31
Other	322	352
Total current liabilities	1,732	1,626
Long-Term Debt (includes $1,414 at 2017 and $1,442 at 2016 related to VIEs)	6,160	5,799
Other Noncurrent Liabilities
Deferred income taxes	2,893	2,694
Asset retirement obligations	768	778
Regulatory liabilities	462	448
Accrued pension and other post-retirement benefit costs	258	262
Other	103	105
Total other noncurrent liabilities	4,484	4,287
Commitments and Contingencies
Equity
Member's equity	5,149	4,899
Accumulated other comprehensive income	3	1
Total equity	5,152	4,900
Total Liabilities and Equity	$17,528	$16,612

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$248	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	274	239
Equity component of AFUDC	(22)	(9)
Impairment charges	2	3
Deferred income taxes	186	113
Accrued pension and other post-retirement benefit costs	2	1
Payments for asset retirement obligations	(27)	(25)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	34
Receivables	(65)	(49)
Receivables from affiliated companies	—	23
Inventory	72	5
Other current assets	(47)	(13)
Increase (decrease) in
Accounts payable	7	3
Accounts payable to affiliated companies	(83)	(16)
Taxes accrued	78	5
Other current liabilities	(57)	(142)
Other assets	(32)	(47)
Other liabilities	(5)	20
Net cash provided by operating activities	533	426
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(893)	(737)
Purchases of available-for-sale securities	(289)	(271)
Proceeds from sales and maturities of available-for-sale securities	318	310
Proceeds from insurance	4	58
Notes receivable from affiliated companies	(230)	—
Change in restricted cash	—	(6)
Other	(4)	5
Net cash used in investing activities	(1,094)	(641)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	908	1,278
Payments for the redemption of long-term debt	(57)	(5)
Notes payable to affiliated companies	(297)	(407)
Distributions to parent	—	(649)
Other	(1)	(2)
Net cash provided by financing activities	553	215
Net decrease in cash and cash equivalents	(8)	—
Cash and cash equivalents at beginning of period	16	8
Cash and cash equivalents at end of period	$8	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$122	$215

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Income
		Net Unrealized
		Gains on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2015	$5,121	$—	$5,121
Net income	281	—	281
Other comprehensive income	—	1	1
Distribution to parent	(649)	—	(649)
Balance at June 30, 2016	$4,753	$1	$4,754

Balance at December 31, 2016	$4,899	$1	$4,900
Net income	248	—	248
Other comprehensive income	—	2	2
Other	2	—	2
Balance at June 30, 2017	$5,149	$3	$5,152

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Operating Revenues
Regulated electric	$328	$323	$665	$663
Regulated natural gas	100	99	270	269
Nonregulated electric and other	9	6	20	12
Total operating revenues	437	428	955	944
Operating Expenses
Fuel used in electric generation and purchased power – regulated	86	100	183	211
Fuel used in electric generation and purchased power – nonregulated	14	13	29	23
Cost of natural gas	10	9	64	58
Operation, maintenance and other	131	122	261	241
Depreciation and amortization	63	64	130	125
Property and other taxes	67	65	139	136
Impairment charges	1	—	1	—
Total operating expenses	372	373	807	794
Gains on Sales of Other Assets and Other, net	—	—	—	1
Operating Income	65	55	148	151
Other Income and Expenses, net	4	1	8	3
Interest Expense	23	21	45	41
Income From Continuing Operations Before Income Taxes	46	35	111	113
Income Tax Expense From Continuing Operations	16	12	39	33
Income From Continuing Operations	30	23	72	80
Income From Discontinued Operations, net of tax	—	—	—	2
Net Income and Comprehensive Income	$30	$23	$72	$82

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$9	$13
Receivables (net of allowance for doubtful accounts of $2 at 2017 and 2016)	61	71
Receivables from affiliated companies	74	129
Notes receivable from affiliated companies	63	94
Inventory	134	137
Regulatory assets	42	37
Other	38	37
Total current assets	421	518
Property, Plant and Equipment
Cost	8,348	8,126
Accumulated depreciation and amortization	(2,626)	(2,579)
Net property, plant and equipment	5,722	5,547
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	519	520
Other	23	23
Total other noncurrent assets	1,462	1,463
Total Assets	$7,605	$7,528
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$267	$282
Accounts payable to affiliated companies	47	63
Notes payable to affiliated companies	24	16
Taxes accrued	100	178
Interest accrued	19	19
Current maturities of long-term debt	1	1
Regulatory liabilities	16	21
Other	77	91
Total current liabilities	551	671
Long-Term Debt	1,951	1,858
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,506	1,443
Asset retirement obligations	76	77
Regulatory liabilities	240	236
Accrued pension and other post-retirement benefit costs	56	56
Other	157	166
Total other noncurrent liabilities	2,035	1,978
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2017 and 2016	762	762
Additional paid-in capital	2,670	2,695
Accumulated deficit	(389)	(461)
Total equity	3,043	2,996
Total Liabilities and Equity	$7,605	$7,528

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	127
Equity component of AFUDC	(5)	(2)
Gains on sales of other assets	—	(1)
Impairment charges	1	—
Deferred income taxes	64	68
Accrued pension and other post-retirement benefit costs	2	3
Payments for asset retirement obligations	(3)	(3)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(2)
Receivables	11	3
Receivables from affiliated companies	55	49
Inventory	6	(5)
Other current assets	(11)	49
Increase (decrease) in
Accounts payable	(4)	8
Accounts payable to affiliated companies	(16)	23
Taxes accrued	(79)	(68)
Other current liabilities	(15)	(66)
Other assets	(12)	(8)
Other liabilities	(8)	(9)
Net cash provided by operating activities	190	248
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(286)	(214)
Notes receivable from affiliated companies	31	(186)
Other	(13)	(13)
Net cash used in investing activities	(268)	(413)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	93	341
Payments for the redemption of long-term debt	(1)	(52)
Notes payable to affiliated companies	8	(103)
Dividends to parent	(25)	(25)
Other	(1)	—
Net cash provided by financing activities	74	161
Net decrease in cash and cash equivalents	(4)	(4)
Cash and cash equivalents at beginning of period	13	14
Cash and cash equivalents at end of period	$9	$10
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$59	$30

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2015	$762	$2,720	$(698)	$2,784
Net income	—	—	82	82
Dividends to parent	—	(25)	—	(25)
Balance at June 30, 2016	$762	$2,695	$(616)	$2,841

Balance at December 31, 2016	$762	$2,695	$(461)	$2,996
Net income	—	—	72	72
Dividends to parent	—	(25)	—	(25)
Balance at June 30, 2017	$762	$2,670	$(389)	$3,043

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$742	$702	$1,500	$1,416
Operating Expenses
Fuel used in electric generation and purchased power	234	220	485	448
Operation, maintenance and other	192	189	366	351
Depreciation and amortization	91	97	216	222
Property and other taxes	15	22	37	45
Total operating expenses	532	528	1,104	1,066
Operating Income	210	174	396	350
Other Income and Expenses, net	9	6	17	10
Interest Expense	44	47	88	91
Income Before Income Taxes	175	133	325	269
Income Tax Expense	69	48	128	89
Net Income	$106	$85	$197	$180
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	—	—	(1)
Comprehensive Income	$106	$85	$197	$179

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$17	$17
Receivables (net of allowance for doubtful accounts of $1 at 2017 and 2016)	45	105
Receivables from affiliated companies	87	114
Notes receivable from affiliated companies	19	86
Inventory	470	504
Regulatory assets	159	149
Other	88	45
Total current assets	885	1,020
Property, Plant and Equipment
Cost	14,573	14,241
Accumulated depreciation and amortization	(4,484)	(4,317)
Net property, plant and equipment	10,089	9,924
Other Noncurrent Assets
Regulatory assets	1,100	1,073
Other	159	147
Total other noncurrent assets	1,259	1,220
Total Assets	$12,233	$12,164
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$171	$263
Accounts payable to affiliated companies	50	74
Taxes accrued	28	31
Interest accrued	59	61
Current maturities of long-term debt	3	3
Regulatory liabilities	36	40
Other	122	93
Total current liabilities	469	565
Long-Term Debt	3,631	3,633
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,011	1,900
Asset retirement obligations	865	866
Regulatory liabilities	745	748
Accrued pension and other post-retirement benefit costs	77	71
Investment tax credits	148	137
Other	23	27
Total other noncurrent liabilities	3,869	3,749
Commitments and Contingencies
Equity
Member's Equity	4,114	4,067
Total Liabilities and Equity	$12,233	$12,164

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$197	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	218	223
Equity component of AFUDC	(12)	(7)
Deferred income taxes	131	36
Accrued pension and other post-retirement benefit costs	3	4
Payments for asset retirement obligations	(17)	(16)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	—
Receivables	73	12
Receivables from affiliated companies	27	11
Inventory	34	62
Other current assets	(15)	(19)
Increase (decrease) in
Accounts payable	(68)	(22)
Accounts payable to affiliated companies	(24)	4
Taxes accrued	(3)	(42)
Other current liabilities	(11)	(60)
Other assets	(13)	(29)
Other liabilities	(9)	44
Net cash provided by operating activities	512	381
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(397)	(325)
Purchases of available-for-sale securities	(10)	(7)
Proceeds from sales and maturities of available-for-sale securities	4	5
Notes receivable from affiliated companies	67	(64)
Other	(23)	(6)
Net cash used in investing activities	(359)	(397)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	495
Payments for the redemption of long-term debt	(2)	(326)
Distributions to parent	(150)	(149)
Other	(1)	(1)
Net cash (used in) provided by financing activities	(153)	19
Net increase in cash and cash equivalents	—	3
Cash and cash equivalents at beginning of period	17	9
Cash and cash equivalents at end of period	$17	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$81	$43

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated
					Other
					Comprehensive
					Income
		Additional			Net Gains on
	Common	Paid-in	Retained	Member's	Cash Flow	Total
(in millions)	Stock	Capital	Earnings	Equity	Hedges	Equity
Balance at December 31, 2015	$1	$1,384	$2,450	$—	$1	$3,836
Net income	—	—	—	180	—	180
Other comprehensive loss	—	—	—	—	(1)	(1)
Distributions to parent	—	—	—	(149)	—	(149)
Transfer to Member's Equity	(1)	(1,384)	(2,450)	3,835	—	—
Balance at June 30, 2016	$—	$—	$—	$3,866	$—	$3,866

Balance at December 31, 2016	$—	$—	$—	$4,067	$—	$4,067
Net income	—	—	—	197	—	197
Distributions to parent	—	—	—	(150)	—	(150)
Balance at June 30, 2017	$—	$—	$—	$4,114	$—	$4,114

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Revenues
Regulated natural gas	$198	$179	$696	$660
Nonregulated natural gas and other	3	3	5	5
Total operating revenues	201	182	701	665
Operating Expenses
Cost of natural gas	65	50	270	247
Operation, maintenance and other	76	73	153	147
Depreciation and amortization	36	34	71	68
Property and other taxes	12	11	25	22
Impairment charges	7	—	7	—
Total operating expenses	196	168	526	484
Operating Income	5	14	175	181
Equity in Earnings of Unconsolidated Affiliates	2	7	5	23
Other income and expenses, net	(1)	—	(1)	—
Total other income and expenses	1	7	4	23
Interest Expense	19	16	39	33
(Loss) Income Before Income Taxes	(13)	5	140	171
Income Tax (Benefit) Expense	(5)	2	53	65
Net (Loss) Income and Comprehensive (Loss) Income	$(8)	$3	$87	$106

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$14	$25
Receivables (net of allowance for doubtful accounts of $4 at 2017 and $3 at 2016)	80	232
Receivables from affiliated companies	8	7
Inventory	38	66
Regulatory assets	119	124
Other	87	21
Total current assets	346	475
Property, Plant and Equipment
Cost	6,430	6,174
Accumulated depreciation and amortization	(1,424)	(1,360)
Net property, plant and equipment	5,006	4,814
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	346	373
Investments in equity method unconsolidated affiliates	74	212
Other	12	21
Total other noncurrent assets	481	655
Total Assets	$5,833	$5,944
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$105	$155
Accounts payable to affiliated companies	50	8
Notes payable and commercial paper	—	330
Notes payable to affiliated companies	167	—
Taxes accrued	21	67
Interest accrued	30	33
Current maturities of long-term debt	35	35
Other	67	102
Total current liabilities	475	730
Long-Term Debt	1,911	1,786
Other Noncurrent Liabilities
Deferred income taxes	1,019	931
Asset retirement obligations	15	14
Regulatory liabilities	625	608
Accrued pension and other post-retirement benefit costs	14	14
Other	164	189
Total other noncurrent liabilities	1,837	1,756
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2017 and 2016	860	860
Retained earnings	750	812
Total equity	1,610	1,672
Total Liabilities and Equity	$5,833	$5,944

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	74
Impairment charges	7	—
Deferred income taxes	100	70
Equity in earnings from unconsolidated affiliates	(5)	(23)
Accrued pension and other post-retirement benefit costs	6	2
Payments for asset retirement obligations	—	(4)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(39)	41
Receivables	155	90
Receivables from affiliated companies	(1)	48
Inventory	28	—
Other current assets	(64)	(93)
Increase (decrease) in
Accounts payable	(44)	(21)
Accounts payable to affiliated companies	42	—
Taxes accrued	(46)	8
Other current liabilities	(23)	(4)
Other assets	28	49
Other liabilities	(6)	3
Net cash provided by operating activities	299	346
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(260)	(247)
Contributions to equity method investments	(12)	(22)
Other	1	(1)
Net cash used in investing activities	(271)	(270)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	125	—
Issuance of common stock	—	12
Payments for the redemption of long-term debt	—	(40)
Notes payable and commercial paper	(330)	(5)
Notes payable to affiliated companies	167	—
Dividends paid	—	(55)
Other	(1)	—
Net cash used in financing activities	(39)	(88)
Net decrease in cash and cash equivalents	(11)	(12)
Cash and cash equivalents at beginning of period	25	33
Cash and cash equivalents at end of period	$14	$21
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$45	$50
Transfer of ownership interest of certain equity method investees to parent	149	—

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated
			Other
			Comprehensive
			Income
			Net Loss on
			Hedging Activities
	Common	Retained	of Unconsolidated	Total
(in millions)	Stock	Earnings	Affiliates	Equity
Balance at December 31, 2015	$728	$731	$(1)	$1,458
Net income	—	106	—	106
Common stock issuances, including dividend reinvestments and employee benefits	12	—	—	12
Common stock dividends	—	(55)	—	(55)
Balance at June 30, 2016	$740	$782	$(1)	$1,521

Balance at December 31, 2016	$860	$812	$—	$1,672
Net income	—	87	—	87
Transfer of ownership interest of certain equity method investees to parent	—	(149)	—	(149)
Balance at June 30, 2017	$860	$750	$—	$1,610

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
Tables within the notes may not sum across due to (i) Progress Energy's consolidation of Duke Energy Progress, Duke Energy Florida and other subsidiaries that are not registrants, (ii) subsidiaries that are not registrants but included in the consolidated Duke Energy balances and (iii) the Piedmont registrant not included in the consolidated Duke Energy results for the three and six months ended June 30, 2016, as Piedmont results were not consolidated by Duke Energy until after the acquisition date of October 3, 2016.
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
On October 3, 2016, Duke Energy completed the acquisition of Piedmont. Piedmont's results of operations and cash flows are included in the accompanying condensed consolidated financial statements of Duke Energy for the three and six months ended June 30, 2017, but not for the three and six months ended June 30, 2016, as Piedmont's earnings and cash flows are only included in Duke Energy's consolidated results subsequent to the acquisition date. See Note 2 for additional information regarding the acquisition.
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
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Since the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2016, and the Consolidated Financial Statements and Notes in the Piedmont Annual Report on Form 10‑K for the year ended October 31, 2016.
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

(in millions)	June 30, 2017	December 31, 2016
Duke Energy	$761	$831
Duke Energy Carolinas	310	313
Progress Energy	220	161
Duke Energy Progress	125	102
Duke Energy Florida	95	59
Duke Energy Ohio	1	2
Duke Energy Indiana	13	32
Piedmont	1	77

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

(in millions)	June 30, 2017	December 31, 2016
Duke Energy Ohio	$70	$97
Duke Energy Indiana	118	123
AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS
For the three and six months ended June 30, 2017, the Loss from Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations is entirely attributable to controlling interests. The following table presents Net Income Attributable to Duke Energy Corporation for continuing operations and discontinued operations for the three and six months ended June 30, 2016.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2016	June 30, 2016
Income from Continuing Operations	$624	$1,201
Income from Continuing Operations Attributable to Noncontrolling Interests	—	3
Income from Continuing Operations Attributable to Duke Energy Corporation	$624	$1,198
(Loss) Income from Discontinued Operations, net of tax	$(112)	$10
Income from Discontinued Operations Attributable to Noncontrolling Interests, net of tax	3	5
(Loss) Income from Discontinued Operations Attributable to Duke Energy Corporation, net of tax	$(115)	$5
Net Income	$512	$1,211
Net Income Attributable to Noncontrolling Interests	3	8
Net Income Attributable to Duke Energy Corporation	$509	$1,203
INVENTORY
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Inventory, including excess or obsolete inventory, is written-down to the lower of cost or market value. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. Provisions for inventory write-offs were not material at June 30, 2017, and December 31, 2016. The components of inventory are presented in the tables below.

	June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,368	$791	$1,129	$782	$347	$85	$321	$2
Coal	665	239	262	161	101	17	147	—
Natural gas, oil and other fuel	336	36	230	110	120	32	2	36
Total inventory	$3,369	$1,066	$1,621	$1,053	$568	$134	$470	$38

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,374	$767	$1,167	$813	$354	$84	$312	$1
Coal	774	251	314	148	166	19	190	—
Natural gas, oil and other fuel	374	37	236	115	121	34	2	65
Total inventory	$3,522	$1,055	$1,717	$1,076	$641	$137	$504	$66
EXCISE TAXES
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, excise taxes are accounted for on a net basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Duke Energy	$91	$87	$182	$178
Duke Energy Carolinas	9	7	18	15
Progress Energy	55	50	101	96
Duke Energy Progress	4	4	9	9
Duke Energy Florida	51	46	92	87
Duke Energy Ohio	23	22	51	51
Duke Energy Indiana	3	8	10	16
Piedmont	1	—	2	1
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2017 and 2016 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. While immaterial, adoption of the following accounting standard had the most significant impact on the Duke Energy results of operations, cash flows and financial position for the six months ended June 30, 2017.
Stock-Based Compensation and Income Taxes. In first quarter 2017, Duke Energy adopted Financial Accounting Standards Board (FASB) guidance, which revised the accounting for stock-based compensation and the associated income taxes. The adopted guidance changes certain aspects of accounting for stock-based payment awards to employees including the accounting for income taxes and classification on the Condensed Consolidated Statements of Cash Flows. The primary impact to Duke Energy as a result of implementing this guidance was a cumulative-effect adjustment to retained earnings for tax benefits not previously recognized and additional income tax expense for the six months ended June 30, 2017. See the Duke Energy Condensed Consolidated Statements of Changes in Equity for further information.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by Duke Energy, as of June 30, 2017.
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
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2018. These amendments should be applied retrospectively for the presentation of the various components of net periodic costs and prospectively for the change in eligible costs to be capitalized. Duke Energy currently presents all of the components of net periodic costs that are not capitalized within Operation, maintenance and other on the Condensed Consolidated Statement of Operations. Under this updated guidance, Duke Energy will retrospectively reclassify all the components of net periodic costs except for the service cost component to be presented outside of Operating income. However, Duke Energy will continue to present the service cost amount not capitalized within Operation, maintenance and other as this line item includes other compensation expense. Duke Energy is currently evaluating the financial statement impact, if any, of adopting this standard and whether or not the practical expedient will be utilized.
Goodwill Impairment. In January 2017, the FASB issued revised guidance for subsequent measurement of goodwill. Under the guidance, a company will recognize an impairment to goodwill for the amount by which a reporting unit's carrying value exceeds the reporting unit's fair value, not to exceed the amount of goodwill allocated to that reporting unit. For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2020. However, Duke Energy expects to early adopt this guidance on a prospective basis for the next annual goodwill impairment test. Duke Energy does not expect adopting this guidance will have a material impact to its results of operations or financial position.
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
Most of Duke Energy’s revenue is expected to be in scope of the new guidance. The majority of our sales, including energy provided to residential customers, are from tariff offerings that provide natural gas or electricity without a defined contractual term ("at-will"). For such arrangements, Duke Energy expects that the revenue from contracts with customers will be equivalent to the electricity or natural gas supplied and billed in that period (including estimated billings). As such, Duke Energy does not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. The evaluation of other revenue streams is ongoing, including long-term contracts with industrial customers and long-term purchase power agreements (PPA).

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy continues to evaluate what information would be most useful for users of the financial statements, including information already provided in disclosures outside of the financial statement footnotes. These additional disclosures could include the disaggregation of revenues by geographic location, type of service, customer class or by duration of contract ("at-will" versus contracted revenue). Revenues from contracts with customers, revenue recognized under regulated operations accounting and revenue from lease accounting will also be disclosed.
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
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019, although it can be early adopted. The guidance is applied using a modified retrospective approach. Duke Energy is currently evaluating the financial statement impact of adopting this standard and is continuing to monitor industry implementation issues, including easements, pole attachments and renewable power purchase agreements. Other than an expected increase in assets and liabilities, the ultimate impact of the new standard has not yet been determined. Significant system enhancements may be required to facilitate the identification, tracking and reporting of potential leases based upon requirements of the new lease standard.
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
The fair value of Piedmont's assets and liabilities were determined based on significant estimates and assumptions that are judgmental in nature, including the amount and timing of projected future cash flows, discount rates reflecting risk inherent in the future cash flows and market prices of long-term debt.
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
Other Acquisition Related Matters
Duke Energy recorded unrealized losses on forward-starting interest rate swaps related to the acquisition financing of $75 million and $168 million for the three and six months ended June 30, 2016, respectively. See Note 9 for additional information.
During the three months ended June 30, 2017, Piedmont recorded a $7 million software impairment resulting from planned accounting system and process integration.
Pro Forma Financial Information
The following unaudited pro forma financial information reflects the combined results of operations of Duke Energy and Piedmont as if the merger had occurred as of January 1, 2016. The pro forma financial information excludes potential cost savings, intercompany revenues, Piedmont’s earnings from the equity method investment in SouthStar Energy Services, LLC (SouthStar) sold immediately prior to the merger, and after-tax nonrecurring transaction and integration costs incurred by Duke Energy and Piedmont of $57 million and $120 million for the three and six months ended June 30, 2016, respectively. See Note 3 for additional information on Piedmont's sale of SouthStar.
This information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2016	June 30, 2016
Operating Revenues	$5,374	$11,214
Net Income Attributable to Duke Energy Corporation	540	1,372

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

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2016	June 30, 2016
Operating Revenues	$270	$516
Fuel used in electric generation and purchased power	70	117
Cost of natural gas	12	23
Operation, maintenance and other	84	155
Depreciation and amortization	22	44
Property and other taxes	2	5
Impairment charges (a)	194	194
Gains on Sales of Other Assets and Other, net	1	1
Other Income and Expenses, net	11	21
Interest Expense	22	44
Loss before income taxes	(124)	(44)
Income tax benefit(b)	(13)	(52)
(Loss) Income from discontinued operations of the International Disposal Group	(111)	8
(Loss) Income from discontinued operations of other businesses	(1)	2
(Loss) Income from Discontinued Operations, net of tax	$(112)	$10

(a)
In conjunction with the advancements of marketing efforts during 2016, Duke Energy performed recoverability tests of the long-lived asset groups of International Energy. As a result, Duke Energy determined the carrying value of certain assets in Central America was not fully recoverable and recorded a pretax impairment charge of $194 million. The charge represents the excess carrying value over the estimated fair value of the assets, which was based on a Level 3 Fair Value measurement that was primarily determined from the income approach using discounted cash flows but also considered market information obtained in 2016.

(b)	Includes an income tax benefit of $95 million for the six months ended June 30, 2016 related to historical undistributed foreign earnings. See Note 16 for additional information.
Duke Energy has elected not to separately disclose discontinued operations on the Condensed Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the International Disposal Group.

Six Months Ended
(in millions)	June 30, 2016
Cash flows provided by (used in):
Operating activities	$144
Investing activities	(24)
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

3. BUSINESS SEGMENTS
Operating segments are determined based on information used by the chief operating decision-maker in deciding how to allocate resources and evaluate the performance of the business. Duke Energy evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income includes intercompany revenues and expenses that are eliminated on the Condensed Consolidated Financial Statements.
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
The Gas Utilities and Infrastructure segment includes Piedmont, Duke Energy's natural gas local distribution companies in Ohio and Kentucky, and Duke Energy's natural gas storage and midstream pipeline investments. Gas Utilities and Infrastructure's operations are substantially all regulated and, accordingly, qualify for regulatory accounting treatment.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,150	$279	$110	$5,539	$16	$—	$5,555
Intersegment revenues	8	22	—	30	19	(49)	—
Total revenues	$5,158	$301	$110	$5,569	$35	$(49)	$5,555
Segment income (loss)(a)	$729	$27	$26	$782	$(94)	$—	$688
Add back noncontrolling interests							3
Loss from discontinued operations, net of tax							(2)
Net income							$689
Segment assets	$117,009	$11,073	$4,306	$132,388	$2,435	$181	$135,004

	Three Months Ended June 30, 2016
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$4,993	$97	$112	$5,202	$11	$—	$5,213
Intersegment revenues	8	2	—	10	19	(29)	—
Total revenues	$5,001	$99	$112	$5,212	$30	$(29)	$5,213
Segment income (loss)(a)	$704	$16	$11	$731	$(107)	$—	$624
Loss from discontinued operations, net of tax							(112)
Net income							$512

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	Six Months Ended June 30, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$10,090	$927	$238	$11,255	$29	$—	$11,284
Intersegment revenues	15	44	—	59	39	(98)	—
Total revenues	$10,105	$971	$238	$11,314	$68	$(98)	$11,284
Segment income (loss)(a)	$1,364	$160	$51	$1,575	$(171)	$—	$1,404
Add back noncontrolling interests							4
Loss from discontinued operations, net of tax							(2)
Net income							$1,406

	Six Months Ended June 30, 2016
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$10,074	$266	$226	$10,566	$24	$—	$10,590
Intersegment revenues	16	3	—	19	35	(54)	—
Total revenues	$10,090	$269	$226	$10,585	$59	$(54)	$10,590
Segment income (loss)(a)	$1,368	$48	$37	$1,453	$(255)	$—	$1,198
Add back noncontrolling interests							3
Income from discontinued operations, net of tax							10
Net income							$1,211

(a)	Other includes costs to achieve the Piedmont acquisition. See Notes 2 and 9 for additional information.
Duke Energy Ohio
Duke Energy Ohio has two reportable operating segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure.
Electric Utilities and Infrastructure transmits and distributes electricity in portions of Ohio and generates, distributes and sells electricity in portions of northern Kentucky. Gas Utilities and Infrastructure transports and sells natural gas in portions of Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The remainder of Duke Energy Ohio's operations is presented as Other, which is primarily comprised of governance costs allocated by its parent, Duke Energy, and revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from the Ohio Valley Electric Corporation's (OVEC) power plants. See Note 8 for additional information on related party transactions.

	Three Months Ended June 30, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$329	$100	$429	$8	$437
Segment income (loss)/Net Income	22	17	39	(9)	30
Segment assets	4,879	2,672	7,551	54	7,605

	Three Months Ended June 30, 2016
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$323	$98	$421	$7	$428
Segment income (loss)/Net Income	19	14	33	(10)	23

	Six Months Ended June 30, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$665	$270	$935	$20	$955
Segment income (loss)/Net Income	46	42	88	(16)	72

	Six Months Ended June 30, 2016
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$663	$269	$932	$12	$944
Segment income (loss)	$55	$45	$100	$(20)	$80
Income from discontinued operations, net of tax					2
Net income					82
DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA, DUKE ENERGY INDIANA AND PIEDMONT
Piedmont has one reportable segment, Gas Utilities and Infrastructure, which transports and sells natural gas. The remainder of Piedmont's operations is presented as Other, which is comprised of certain unallocated corporate costs, including acquisition-related expenses, and earnings from Piedmont's equity method investment in SouthStar prior to its sale. Piedmont sold its 15 percent membership interest in SouthStar on October 3, 2016. Piedmont's income, net of tax, from SouthStar for the three and six months ended June 30, 2016, was $3 million and $10 million, respectively.
The remaining Subsidiary Registrants each have one reportable operating segment, Electric Utilities and Infrastructure, which generates, transmits, distributes and sells electricity. The remainder of each company's operations is presented as Other, which is comprised of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $56 million and $111 million for the three and six months ended June 30, 2017, respectively, and $55 million and $111 million for the three and six months ended June 30, 2016, respectively. The following table summarizes the net (loss) income of Other for each of these entities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Duke Energy Carolinas	$(6)	$(17)	$(12)	$(34)
Progress Energy	(45)	(45)	(88)	(94)
Duke Energy Progress	(4)	(8)	(7)	(16)
Duke Energy Florida	(3)	(5)	(5)	(9)
Duke Energy Indiana	(1)	(5)	(3)	(7)
Piedmont	(9)	1	(13)	7
The assets at Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana are substantially all included within the Electric Utilities and Infrastructure segment at June 30, 2017. The assets at Piedmont are substantially all included within the Gas Utilities and Infrastructure segment at June 30, 2017.

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
Duke Energy Carolinas and Duke Energy Progress
Ash Basin Closure Costs Deferral
On December 30, 2016, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC seeking an accounting order authorizing deferral of certain costs incurred in connection with federal and state environmental remediation requirements related to the permanent closure of ash basins and other ash storage units at coal-fired generating facilities that have provided or are providing generation to customers located in North Carolina. Initial comments were received in March 2017, and reply comments were filed on April 19, 2017. On July 10, 2017, the NCUC consolidated Duke Energy Progress’ coal ash deferral request into the Duke Energy Progress rate case docket for decision. See "2017 North Carolina Rate Case" section below for additional discussion. The NCUC also indicated that the Duke Energy Carolinas coal ash deferral request will be consolidated into Duke Energy Carolinas' next base rate case proceeding. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
Lincoln County Combustion Turbine Addition
On June 12, 2017, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct and operate a new 402-megawatt (MW) simple cycle advanced combustion turbine natural gas-fueled electric generating unit at its existing Lincoln County site. The request also included construction of related transmission and natural gas pipeline interconnection facilities. If approved, construction would begin in 2018 with an estimated commercial operation date in 2024. An evidentiary hearing is scheduled for August 30, 2017. Duke Energy Carolinas cannot predict the outcome of this matter.
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
William States Lee III Nuclear Station
In December 2007, Duke Energy Carolinas applied to the NRC for combined operating licenses (COLs) for two Westinghouse Electric Company (Westinghouse) AP1000 reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) to be located at a site in Cherokee County, South Carolina. The NCUC and PSCSC have concurred with the prudency of Duke Energy Carolinas decisions to incur certain project development and preconstruction costs through several separately issued orders through 2011, although full cost recovery is not guaranteed. In December 2016, the NRC issued a COL for each reactor. Duke Energy Carolinas is not required to build the nuclear reactors as a result of the COLs being issued.
On March 29, 2017, Westinghouse filed for voluntary Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. Duke Energy Carolinas is monitoring the bankruptcy proceedings to assess the impact it will have on the future construction of nuclear plants. On May 15, 2017, the NCUC issued an order requiring Duke Energy Carolinas to provide information regarding potential impacts of the Westinghouse bankruptcy on the Lee Nuclear Station, as well as Duke Energy Carolinas' plans for cost recovery and additional financial information regarding the project. The NCUC granted an extension until August 30, 2017, to provide that information. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
2017 North Carolina Rate Case
On June 1, 2017, Duke Energy Progress filed an application with the NCUC for a rate increase for retail customers of approximately $477 million, which represents an approximate 14.9 percent increase in annual revenues. The rate increase is driven by capital investments subsequent to the previous base rate case, costs of complying with coal combustion residuals (CCR) regulations and the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act), costs relating to storm recovery, investments in customer service technologies and recovery of costs associated with renewable purchased power. An evidentiary hearing is scheduled to begin November 20, 2017. Duke Energy Progress cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Storm Cost Deferral Filing
On December 16, 2016, Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer certain costs incurred in connection with response to Hurricane Matthew and other significant storms in 2016. Duke Energy Progress proposed in the filing to true-up the total costs quarterly through August 2017. The current estimate of incremental operation and maintenance and capital costs is $116 million. On March 15, 2017, the North Carolina Utilities Commission Public Staff filed comments supporting deferral of a portion of Duke Energy Progress’ requested amount. Duke Energy Progress filed reply comments on April 12, 2017. On July 10, 2017, the NCUC consolidated Duke Energy Progress' storm deferral request into the Duke Energy Progress rate case docket for decision. See "2017 North Carolina Rate Case" for additional discussion. Duke Energy Progress cannot predict the outcome of this matter.
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
On March 28, 2016, the NCUC issued an order approving a CPCN for the new combined-cycle natural gas plants, but denying the CPCN for the contingent simple cycle unit without prejudice to Duke Energy Progress to refile for approval in the future. On March 28, 2017, Duke Energy Progress filed an annual progress report for the construction of the combined-cycle plants with the NCUC, with an estimated cost of $893 million. Site preparation activities for the combined-cycle plants are underway and construction of these plants is scheduled to begin in fall 2017, with an expected in-service date in late 2019. Duke Energy Progress plans to file for future approvals related to the proposed solar generation and pilot battery storage project.
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $450 million and $492 million are included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, respectively.
Duke Energy Florida
Hines Chiller Uprate Project
On February 2, 2017, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirement for a Chiller Uprate Project (Uprate Project) at the Hines Energy Complex. The Uprate Project was placed into service in March 2017 at a cost of approximately $150 million. The annual retail revenue requirement is approximately $19 million. On March 28, 2017, the FPSC issued an order approving the revenue requirement, which was included in base rates for the first billing cycle of April 2017.
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
On January 28, 2014, Duke Energy Florida terminated the Levy engineering, procurement and construction agreement (EPC). Duke Energy Florida may be required to pay for work performed under the EPC. Duke Energy Florida recorded an exit obligation in 2014 for the termination of the EPC. This liability was recorded within Other in Other Noncurrent Liabilities with an offset primarily to Regulatory assets on the Condensed Consolidated Balance Sheets. Duke Energy Florida is allowed to recover reasonable and prudent EPC cancellation costs from its retail customers. On May 1, 2017, Duke Energy Florida filed a request with the FPSC to recover approximately $82 million of Levy Nuclear Project costs from retail customers in 2018. A hearing is scheduled in October 2017. Duke Energy Florida cannot predict the outcome of this matter.
On March 29, 2017, Westinghouse filed for voluntary Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. Duke Energy Florida is monitoring the bankruptcy proceedings to assess the impact it will have on the future construction of nuclear plants.
Duke Energy Ohio
Electric Security Plan Filing
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an electric security plan (ESP). If approved by the PUCO, the term of the ESP would be from June 1, 2018, to May 31, 2024. Terms of the ESP included continuation of market-based customer rates through competitive procurement processes for generation, continuation of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. Duke Energy Ohio cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Woodsdale Station Fuel System Filing
On June 9, 2015, the FERC ruled in favor of PJM Interconnection, LLC (PJM) on a revised Tariff and Reliability Assurance Agreement including implementation of a Capacity Performance (CP) proposal and to amend sections of the Operating Agreement related to generation non-performance. The CP proposal includes performance-based penalties for non-compliance. Duke Energy Kentucky is a Fixed Resource Requirement (FRR) entity, and therefore is subject to the compliance standards through its FRR plans. A partial CP obligation will apply to Duke Energy Kentucky in the delivery year beginning June 1, 2019, with full compliance beginning June 1, 2020. Duke Energy Kentucky has developed strategies for CP compliance investments. On May 31, 2017, Duke Energy Kentucky filed an application with the KPSC requesting authority to construct an ultra-low sulfur diesel backup fuel system for the Woodsdale Station. The back-up fuel system is projected to cost approximately $55 million and, if approved, is anticipated to be in service prior to the CP compliance deadline of April 2019. Duke Energy Kentucky cannot predict the outcome of this proceeding at this time.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing price stabilization rider (Rider PSR) to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. The PUCO approved Rider PSR, but set it at zero dollars in connection with the most recent ESP. The application seeks to adjust Rider PSR as of April 1, 2017. Duke Energy Ohio is seeking deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR are put into effect. Various intervenors have filed motions to dismiss or stay the proceeding and Duke Energy Ohio has opposed these filings. See Note 12 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. Duke Energy Ohio cannot predict the outcome of this proceeding.
East Bend Coal Ash Basin Filing
On December 2, 2016, Duke Energy Kentucky filed with the KPSC a request for a CPCN for construction projects necessary to close and repurpose an ash basin at the East Bend facility as a result of current and proposed U.S. Environmental Protection Agency (EPA) regulations. Duke Energy Kentucky estimated a total cost of approximately $93 million in the filing and expects in-service date in the fourth quarter of 2018. On June 6, 2017, the KPSC approved the CPCN request.
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
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. On January 20, 2017, Duke Energy Ohio filed an amended application with the Ohio Power Siting Board for approval of one of two proposed routes. If approved, construction of the pipeline extension is expected to be completed before the 2019/2020 winter season. A public hearing was held on June 15, 2017, and an adjudicatory hearing is scheduled to begin September 11, 2017. The proposed project involves the installation of a natural gas line and is estimated to cost between $86 million and $110 million, excluding AFUDC.
Advanced Metering Infrastructure
On April 25, 2016, Duke Energy Kentucky filed with the KPSC an application for approval of a CPCN for the construction of advanced metering infrastructure. Duke Energy Kentucky estimates the $49 million project will take two years to complete. Duke Energy Kentucky also requested approval to establish a regulatory asset of approximately $10 million for the remaining book value of existing meter equipment and inventory to be replaced. Duke Energy Kentucky and the Kentucky Attorney General entered into a stipulation to settle matters related to the application. On May 25, 2017, the KPSC issued an order to approve the stipulation with certain modifications. On June 1, 2017, Duke Energy Kentucky filed its acceptance of the modifications.
Accelerated Natural Gas Service Line Replacement Rider
On January 20, 2015, Duke Energy Ohio filed an application for approval of an accelerated natural gas service line replacement program (ASRP). Under the ASRP, Duke Energy Ohio proposed to replace certain natural gas service lines on an accelerated basis over a 10-year period. Duke Energy Ohio also proposed to complete preliminary survey and investigation work related to natural gas service lines that are customer owned and for which it does not have valid records and, further, to relocate interior natural gas meters to suitable exterior locations where such relocation can be accomplished. Duke Energy Ohio's projected total capital and operations and maintenance expenditures under the ASRP were approximately $240 million. The filing also sought approval of a rider mechanism (Rider ASRP) to recover related expenditures. Duke Energy Ohio proposed to update Rider ASRP on an annual basis. Intervenors opposed the ASRP, primarily because they believe the program is neither required nor necessary under federal pipeline regulation. On October 26, 2016, the PUCO issued an order denying the proposed ASRP. Duke Energy Ohio's application for rehearing of the PUCO decision was denied on May 17, 2017.

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
2012 Natural Gas Rate Case/Manufactured Gas Plant Cost Recovery
On November 13, 2013, the PUCO issued an order approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former manufactured gas plant (MGP) sites. The PUCO order also authorized Duke Energy Ohio to continue deferring MGP environmental investigation and remediation costs incurred subsequent to 2012 and to submit annual filings to adjust the MGP rider for future costs. Intervening parties appealed this decision to the Ohio Supreme Court and on June 29, 2017, the Ohio Supreme Court issued its decision affirming the PUCO order. Appellants have filed a request for reconsideration with the court. Duke Energy Ohio and the PUCO opposed the request. Incurred and projected investigation and remediation expenses at these MGP sites that have not been collected through the MGP rider are approximately $95 million and are recorded as Regulatory assets on Duke Energy Ohio's Condensed Consolidated Balance Sheet as of June 30, 2017. Duke Energy Ohio cannot predict the outcome of this matter.
Regional Transmission Organization Realignment
Duke Energy Ohio, including Duke Energy Kentucky, transferred control of its transmission assets from Midcontinent Independent System Operator, Inc. (MISO) to PJM, effective December 31, 2011. The PUCO approved a settlement related to Duke Energy Ohio’s recovery of certain costs of the Regional Transmission Organization (RTO) realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Planning (MTEP) costs, including but not limited to Multi Value Project (MVP) costs, directly or indirectly charged to Ohio customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO. The KPSC also approved a request to effect the RTO realignment, subject to a commitment not to seek double recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.
Duke Energy Ohio had a recorded liability for its exit obligation and share of MTEP costs, excluding MVP, of $90 million at June 30, 2017, and December 31, 2016, recorded within Other in Current liabilities and Other in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The retail portions of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of June 30, 2017, and December 31, 2016, Duke Energy Ohio had $71 million recorded in Regulatory assets on the Condensed Consolidated Balance Sheets.
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
On October 29, 2015, the FERC issued an order reversing the ALJ's decision. The FERC ruled the cost allocation methodology is not consistent with the MISO tariff and that Duke Energy Ohio has no liability for MVP costs after its withdrawal from MISO. On May 19, 2016, the FERC denied the request for rehearing filed by MISO and the MISO Transmission Owners. On July 15, 2016, the MISO Transmission Owners filed a petition for review with the U.S. Court of Appeals for the Sixth Circuit. On June 21, 2017, a three-judge panel affirmed FERC's 2015 decision holding that Duke Energy Ohio has no liability for the cost of the MVP projects constructed after Duke Energy Ohio's withdrawal from MISO. MISO has the right to file a petition for rehearing by all the Sixth Circuit judges or to file a petition with the U.S. Supreme Court seeking a review of the decision. Duke Energy Ohio cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Indiana
Coal Combustion Residual Plan
On March 17, 2016, Duke Energy Indiana filed with the IURC a request for approval of its first group of federally mandated CCR rule compliance projects (Phase I CCR Compliance Projects) to comply with the EPA's CCR rule. The projects in this Phase I filing are CCR compliance projects, including the conversion of Cayuga and Gibson stations to dry bottom ash handling and related water treatment. Duke Energy Indiana has requested timely recovery of approximately $380 million in retail capital costs, including AFUDC, and recovery of incremental operating and maintenance costs under a federal mandate tracker that provides for timely recovery of 80 percent of such costs and deferral with carrying costs of 20 percent of such costs for recovery in a subsequent retail base rate case. On January 24, 2017, Duke Energy Indiana and various Intervenors filed a settlement agreement with the IURC. Terms of the settlement include recovery of 60 percent of the estimated CCR compliance construction project capital costs through existing rider mechanisms and deferral of 40 percent of these costs until Duke Energy Indiana's next general retail rate case. The deferred costs will earn a return based on Duke Energy Indiana's long-term debt rate of 4.73 percent until costs are included in retail rates, at which time the deferred costs will earn a full return. Costs are to be capped at $365 million, plus actual AFUDC. Costs above the cap would be considered for recovery in the next rate case. Terms of the settlement agreement also require Duke Energy Indiana to perform certain reporting and groundwater monitoring. An evidentiary hearing was held on February 23, 2017, and Duke Energy Indiana filed a proposed order with the IURC on March 30, 2017. On May 24, 2017, the IURC approved the settlement agreement.
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
Piedmont
South Carolina Rate Stabilization Adjustment Filing
In June 2017, Piedmont filed with the PSCSC under the South Carolina Rate Stabilization Act its quarterly monitoring report for the 12-month period ending March 31, 2017. The filing includes a revenue deficiency calculation and tariff rates in order to permit Piedmont the opportunity to earn the rate of return on common equity established in its last general rate case. This filing is currently under review and audit by the South Carolina Office of Regulatory Staff. Piedmont cannot predict the outcome of this matter.
North Carolina Integrity Management Rider Filings
In May 2017, Piedmont filed, and the NCUC approved, a petition under the Integrity Management Rider mechanism to collect an additional $11.6 million in annual revenues, effective June 2017, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending March 31, 2017.
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
Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. On September 18, 2015, ACP filed an application with the FERC requesting a CPCN authorizing ACP to construct the pipeline. ACP executed a construction agreement in September 2016. ACP also requested approval of an open access tariff and the precedent agreements it entered into with future pipeline customers. In December 2016, FERC issued a draft Environmental Impact Statement (EIS) indicating that the proposed pipeline would not cause significant harm to the environment or protected populations. The FERC issued the final EIS in July 2017. FERC approval of the application is expected in the fall of 2017 if the FERC reaches a quorum. Construction is projected to begin in the fourth quarter of 2017, with a targeted in-service date in the second half of 2019.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Sabal Trail Transmission, LLC Pipeline
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest in Sabal Trail Transmission, LLC (Sabal Trail) from Spectra Energy Partners, LP, a master limited partnership, formed by Enbridge Inc. (formerly Spectra Energy Corp.). Spectra Energy Partners, LP holds a 50 percent ownership interest in Sabal Trail and NextEra Energy has a 42.5 percent ownership interest. Sabal Trail is a joint venture to construct a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida. Total estimated project costs are approximately $3.2 billion. The Sabal Trail pipeline traverses Alabama, Georgia and Florida. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the pipeline. On September 7, 2016, FERC denied the intervenors' rehearing requests. On September 21, 2016, intervenors filed an appeal of FERC's CPCN orders to the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument on the appeal was held on April 18, 2017, and a decision is expected in the summer of 2017. The Sabal Trail pipeline has received other required regulatory approvals and the phase one mainline was placed in service in July 2017. Completion of a lateral line to Citrus County is expected in October 2017. See Note 12 for additional information related to Duke Energy's ownership interest.
Constitution Pipeline Company, LLC
Duke Energy has a 24 percent ownership interest in Constitution Pipeline Company, LLC (Constitution). Constitution is a natural gas pipeline project slated to transport natural gas supplies from the Marcellus supply region in northern Pennsylvania to major northeastern markets. The pipeline will be constructed and operated by Williams Partners L.P., which has a 41 percent ownership share. The remaining interest is held by Cabot Oil and Gas Corporation and WGL Holdings, Inc. Duke Energy's total anticipated contributions are approximately $229 million.
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit (U.S. Court of Appeals) challenging the legality and appropriateness of the NYSDEC’s decision. On November 16, 2016, oral arguments were heard in the U.S. Court of Appeals. Constitution has revised the target in-service date to as early as the first half of 2019 due to the NYDSEC's denial of the water quality certification and the delay in a ruling from the U.S. Court of Appeals.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2017, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$172
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2(b)	873	113
Duke Energy Indiana
Gallagher Units 2 and 4(c)	280	131
Total Duke Energy	1,738	$416

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Florida will likely retire these coal units by 2018 to comply with environmental regulations.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the settlement of Edwardsport IGCC matters.
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
Remediation Activities
In addition to asset retirement obligations recorded as a result of various environmental regulations, the Duke Energy Registrants are responsible for environmental remediation at various sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based upon site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for environmental impacts caused by other potentially responsible parties and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined at all sites. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other on the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.
The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

	Six Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$98	$10	$18	$3	$14	$59	$10	$1
Provisions/adjustments	—	1	—	—	1	(2)	—	—
Cash reductions	(8)	(1)	(2)	—	(2)	(4)	(1)	—
Balance at end of period	$90	$10	$16	$3	$13	$53	$9	$1

	Six Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$94	$10	$17	$3	$14	$54	$12	$1
Provisions/adjustments	27	3	4	1	3	1	21	—
Cash reductions	(7)	(2)	(4)	(1)	(3)	(1)	(1)	—
Balance at end of period	$114	$11	$17	$3	$14	$54	$32	$1
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$70
Duke Energy Carolinas	23
Duke Energy Ohio	35
Duke Energy Indiana	7
Piedmont	2
North Carolina and South Carolina Ash Basins
In February 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River Steam Station caused a release of ash basin water and ash into the Dan River. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river. In July 2014, Duke Energy completed remediation work identified by the EPA. Future costs related to the Dan River release, including future civil enforcement, future regulatory directives, natural resources damages, future claims or litigation and long-term environmental impact costs, cannot be reasonably estimated at this time.

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
LITIGATION
Duke Energy
Duke Energy no longer has exposure to litigation matters related to the International Disposal Group as a result of the divestiture of the business in December 2016. See Note 2 for additional information related to the sale of International Energy.
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
The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On April 22, 2016, plaintiffs filed an Amended Verified Consolidated Shareholder Derivative Complaint (Amended Complaint) making the same allegations as in the Consolidated Complaint. The Duke Energy Defendants filed a motion to dismiss the Amended Complaint on June 21, 2016. On December 14, 2016, the Delaware Chancery Court entered an order dismissing the Amended Complaint. Plaintiffs filed an appeal to the Delaware Supreme Court on January 9, 2017. The parties have completed briefing in the case and oral argument is scheduled for September 27, 2017.
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
The Legacy Duke Energy Directors reached an agreement-in-principle to settle the Merger Chancery Litigation, conditioned on dismissal as well, of the Tansey v. Rogers, et al case and the merger related claims in the Bresalier Complaint discussed above, for a total of $27 million, which was approved by the Delaware Chancery Court on July 13, 2017. The entire settlement amount is to be funded by insurance. The settlement amount, less court-approved attorney fees, will be payable to Duke Energy.
Price Reporting Cases
Duke Energy Trading and Marketing, LLC (DETM), a non-operating Duke Energy affiliate, was a defendant, along with numerous other energy companies, in four class-action lawsuits and a fifth single-plaintiff lawsuit in a consolidated federal court proceeding in Nevada. Each of these lawsuits contained similar claims that defendants allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs sought damages in unspecified amounts. In February 2016, DETM reached agreements in principle to settle all of the pending lawsuits. Settlement of the single-plaintiff settlement was finalized and paid in March 2016. The proposed settlement of the class action lawsuits was approved by the Court and all settlement amounts, which are not material to Duke Energy, have been paid.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Superior Court against various insurance providers. The lawsuit seeks payment for coal ash related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
NCDEQ State Enforcement Actions
In the first quarter of 2013, the Southern Environmental Law Center (SELC) sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged Clean Water Act (CWA) violations from coal ash basins at two of their coal-fired power plants in North Carolina. The NCDEQ filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The cases have been consolidated and are being heard before a single judge.
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
The court issued orders in 2016 granting Motions' for Partial Summary Judgment for seven of the 14 North Carolina plants named in the enforcement actions. The litigation is concluded for these seven plants. Litigation continues for the remaining seven plants. In response to a motion for partial summary judgment on the groundwater claims filed by the environmental groups, on October 17, 2016, Duke Energy Carolinas and Duke Energy Progress filed a cross-motion for partial summary judgment on the groundwater claims. On February 13, 2017, the court issued an order denying both the environmental groups' motion for partial summary judgment and Duke Energy Carolinas and Duke Energy Progress' cross-motion for partial summary judgment. On March 15, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Notice of Appeal to challenge the trial court’s denial of their cross-motion for partial summary judgment. The parties were unable to reach an agreement at mediation on April 18, 2017. The court has requested the parties to make submissions on what issues remain to be tried.
It is not possible to predict any liability or estimate any damages Duke Energy Carolinas or Duke Energy Progress might incur in connection with these matters.
Federal Citizens Suits
On June 13, 2016, the Roanoke River Basin Association (RRBA) filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. On August 19, 2016, Duke Energy Progress filed a Motion to Dismiss. On April 26, 2017, the court entered an order dismissing four of the claims in the federal citizen suit. Two claims relating to alleged violations of National Pollutant Discharge Elimination System permit provisions survived the motion to dismiss, and Duke Energy Progress filed its response on May 10, 2017. The parties are engaged in pre-trial discovery.
On March 16, 2017, RRBA served Duke Energy Progress with a Notice of Intent to Sue under the CWA for alleged violations of effluent standards and limitations at the Roxboro Plant. In anticipation of litigation, Duke Energy Progress filed a Complaint for Declaratory Relief in the U.S. District Court for the Western District of Virginia on May 11, 2017, disputing RRBA's claims and requesting declaratory judgment in its favor. RRBA then filed a motion to dismiss or transfer venue of the declaratory action filed by Duke Energy Progress in the Western District of Virginia. Duke Energy Progress' motion of opposition was heard on July 24, 2017, and a ruling is pending. On May 16, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina. On July 17, 2017, Duke Energy Progress filed a motion to dismiss that action in favor of the pending action in the Western District of Virginia.
On June 20, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina challenging the closure plans at the Mayo Plant under the EPA CCR Rule. Duke Energy Progress' response is due by August 21, 2017.
On August 2, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina challenging the closure plans at the Roxboro Plant under the EPA CCR Rule. Duke Energy Progress' response is due by October 2, 2017.
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
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2017, there were 87 asserted claims for non-malignant cases with cumulative relief sought of up to $23 million, and 58 asserted claims for malignant cases with cumulative relief sought of up to $16 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $497 million at June 30, 2017 and $512 million at December 31, 2016. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2036, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2036 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $814 million in excess of the self-insured retention. Receivables for insurance recoveries were $587 million at June 30, 2017 and December 31, 2016. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Duke Energy Florida
Class Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal to the Eleventh Circuit U.S. Court of Appeals. Plaintiffs filed an appellate brief on March 16, 2017, and Duke Energy Florida filed responses on April 17, 2017. Oral argument is scheduled for August 22, 2017. Duke Energy Florida cannot predict the outcome of this appeal.

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
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. On July 11, 2016, Duke Energy Florida and Westinghouse filed separate Motions for Summary Judgment. On September 29, 2016, the court issued its ruling on the parties' respective Motions for Summary Judgment, ruling in favor of Westinghouse on a $30 million termination fee claim and dismissing Duke Energy Florida's $54 million refund claim, but stating that Duke Energy Florida could use the refund claim to offset any damages for termination costs. Westinghouse's claim for termination costs was unaffected by this ruling and continued to trial. At trial, Westinghouse reduced its claim for termination costs from $482 million to $424 million. Following a trial on the matter, the court issued its final order in December 2016 denying Westinghouse’s claim for termination costs and re-affirming its earlier ruling in favor of Westinghouse on the $30 million termination fee and Duke Energy Florida’s refund claim. Judgment was entered against Duke Energy Florida in the amount of approximately $34 million, which includes prejudgment interest. Westinghouse has appealed the trial court's order and Duke Energy Florida has cross-appealed. Duke Energy Florida cannot predict the ultimate outcome of the appeal of the trial court's order.
On March 29, 2017, Westinghouse filed Chapter 11 bankruptcy in the Southern District of New York, which automatically stayed the appeal. On May 23, 2017, the bankruptcy court entered an order lifting the stay with respect to the appeal. The Fourth Circuit has issued a revised briefing schedule that provides for completion of briefing by October 20, 2017.
Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
MGP Cost Recovery Action
On December 30, 2011, Duke Energy Florida filed a lawsuit against FirstEnergy Corp. (FirstEnergy) to recover investigation and remediation costs incurred by Duke Energy Florida in connection with the restoration of two former MGP sites in Florida. Duke Energy Florida alleged that FirstEnergy, as the successor to Associated Gas & Electric Co., owes past and future contribution and response costs of up to $43 million for the investigation and remediation of MGP sites. On December 6, 2016, the trial court entered judgment against Duke Energy Florida in the case. In January 2017, Duke Energy Florida appealed the decision to the U.S. Court of Appeals for the 6th Circuit and briefing has been completed. Duke Energy Florida cannot predict the outcome of this appeal.
Duke Energy Indiana
Benton County Wind Farm Dispute
On December 16, 2013, Benton County Wind Farm LLC (BCWF) filed a lawsuit against Duke Energy Indiana seeking damages for past generation losses totaling approximately $16 million alleging Duke Energy Indiana violated its obligations under a 2006 PPA by refusing to offer electricity to the market at negative prices. Damage claims continue to increase during times that BCWF is not dispatched. Under 2013 revised MISO market rules, Duke Energy Indiana is required to make a price offer to MISO for the power it proposes to sell into MISO markets and MISO determines whether BCWF is dispatched. Because market prices would have been negative due to increased market participation, Duke Energy Indiana determined it would not bid at negative prices in order to balance customer needs against BCWF's need to run. BCWF contends Duke Energy Indiana must bid at the lowest negative price to ensure dispatch, while Duke Energy Indiana contends it is not obligated to bid at any particular price, that it cannot ensure dispatch with any bid and that it has reasonably balanced the parties' interests. On July 6, 2015, the U.S. District Court for the Southern District of Indiana entered judgment against BCWF on all claims. BCWF appealed the decision and on December 9, 2016, the appeals court ruled in favor of BCWF. On June 30, 2017, the parties finalized a settlement agreement. Terms of the settlement included Duke Energy Indiana paying $29 million for back damages. Additionally, the parties agreed on the method by which the contract will be bid into the market in the future. Duke Energy Indiana recorded an obligation and a regulatory asset related to the settlement amount in fourth quarter 2016. The settlement amount was paid in June 2017.
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

(in millions)	June 30, 2017	December 31, 2016
Reserves for Legal Matters
Duke Energy	$82	$98
Duke Energy Carolinas	23	23
Progress Energy	57	59
Duke Energy Progress	12	14
Duke Energy Florida	28	28
Duke Energy Ohio	—	4
Piedmont	2	2
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions). Refer to the "Available Credit Facilities" section below regarding amounts issued under the Three Year Revolver and the Piedmont Term Loan facilities.

			Six Months Ended June 30, 2017
				Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Florida	Ohio
Unsecured Debt
April 2017(a)	April 2025	3.364%	$420	$420	$—	$—
June 2017(b)	June 2020	2.100%	330	330	—	—
Secured Debt
February 2017(c)	June 2034	4.120%	587	—	—	—
First Mortgage Bonds
January 2017(d)	January 2020	1.850%	250	—	250	—
January 2017(d)	January 2027	3.200%	650	—	650	—
March 2017(e)	June 2046	3.700%	100	—	—	100
Total issuances			$2,337	$750	$900	$100

(a)	Proceeds were used to refinance $400 million of unsecured debt at maturity and to repay a portion of outstanding commercial paper.

(b)	Debt issued to repay a portion of outstanding commercial paper.

(c)
Portfolio financing of four Texas and Oklahoma wind facilities. Secured by substantially all of the assets of these wind facilities and nonrecourse to Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures.

(d)
Debt issued to fund capital expenditures for ongoing construction and capital maintenance, to repay at maturity a $250 million aggregate principal amount of bonds due September 2017 and for general corporate purposes.

(e)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

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

(in millions)	Maturity Date	Interest Rate	June 30, 2017
Unsecured Debt
Duke Energy (Parent)	August 2017	1.625%	$700
Piedmont	September 2017	8.510%	35
Duke Energy (Parent)	June 2018	6.250%	250
Duke Energy (Parent)	June 2018	2.100%	500
First Mortgage Bonds
Duke Energy Florida	September 2017	5.800%	250
Duke Energy Progress	November 2017	1.372%	200
Duke Energy Carolinas	January 2018	5.250%	400
Duke Energy Carolinas	April 2018	5.100%	300
Duke Energy Florida	June 2018	5.650%	500
Other(a)			337
Current maturities of long-term debt			$3,472
(a)    Includes capital lease obligations, amortizing debt and small bullet maturities.
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

	June 30, 2017
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$3,150	$1,350	$1,250	$700	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(3,115)	(1,392)	(732)	(661)	—	(45)	(150)	(135)
Outstanding letters of credit	(68)	(59)	(4)	(2)	(1)	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity under the Master Credit Facility	$4,236	$1,699	$364	$337	$699	$405	$369	$363

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Three Year Revolving Credit Facility
In June 2017, Duke Energy (Parent) entered into a three-year $1.0 billion revolving credit facility (the Three Year Revolver). Borrowings under this facility will be used for general corporate purposes.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

As of June 30, 2017, $270 million has been drawn under the Three Year Revolver. This balance is classified as Long-Term Debt on Duke Energy's Condensed Consolidated Balance Sheets. Any undrawn commitments can be drawn, and borrowings can be prepaid, at any time throughout the term of the facility. The terms and conditions of the Three Year Revolver are generally consistent with those governing Duke Energy's Master Credit Facility.
Piedmont Term Loan Facility
In June 2017, Piedmont entered into an 18-month term loan facility with commitments totaling $250 million (the Piedmont Term Loan). Borrowings under the facility will be used for general corporate purposes.
As of June 30, 2017, $125 million has been drawn under the Piedmont Term Loan. This balance is classified as Long-Term Debt on Piedmont's Condensed Consolidated Balance Sheets. The remaining $125 million can be drawn in one additional borrowing, which must occur within 90 days of the closing date of the facility. Piedmont anticipates borrowing the remaining $125 million in the third quarter of 2017. The terms and conditions of the Piedmont Term Loan are generally consistent with those governing Duke Energy's Master Credit Facility.
7. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
Duke Energy
The following table presents the goodwill by reportable operating segment on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill	$17,379	$1,924	$122	$19,425
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

8. RELATED PARTY TRANSACTIONS
The Subsidiary Registrants engage in related party transactions in accordance with applicable state and federal commission regulations. Refer to the Condensed Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Material amounts related to transactions with related parties included on the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$178	$199	$377	$416
Indemnification coverages(b)	6	5	12	11
JDA revenue(c)	17	2	33	11
JDA expense(c)	21	50	52	91
Intercompany natural gas purchases(d)	1	—	2	—
Progress Energy
Corporate governance and shared service expenses(a)	$173	$160	$342	$334
Indemnification coverages(b)	9	9	19	17
JDA revenue(c)	21	50	52	91
JDA expense(c)	17	2	33	11
Intercompany natural gas purchases(d)	19	—	38	—
Duke Energy Progress
Corporate governance and shared service expenses(a)	$102	$89	$205	$189
Indemnification coverages(b)	3	4	7	7
JDA revenue(c)	21	50	52	91
JDA expense(c)	17	2	33	11
Intercompany natural gas purchases(d)	19	—	38	—
Duke Energy Florida
Corporate governance and shared service expenses(a)	$71	$71	$137	$145
Indemnification coverages(b)	6	5	12	10
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$84	$87	$174	$172
Indemnification coverages(b)	1	1	2	2
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$87	$89	$177	$183
Indemnification coverages(b)	2	2	4	4
Piedmont
Corporate governance and shared service expenses(a)	$8	$—	$14	$—
Indemnification coverages(b)	—	—	1	—
Intercompany natural gas sales(d)	20	—	40	—

(a)
The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources, employee benefits, information technology, legal and accounting fees, as well as other third-party costs. These amounts are primarily recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)
The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)
Duke Energy Carolinas and Duke Energy Progress participate in a Joint Dispatch Agreement (JDA), which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power and expenses from the purchase of power under the JDA are recorded in Operating Revenues and Fuel used in electric generation and purchased power, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(d)
Piedmont provides long-term natural gas delivery service to certain Duke Energy Carolinas and Duke Energy Progress' natural gas-fired generation facilities. Piedmont records the sales in Regulated natural gas revenues, and Duke Energy Carolinas and Duke Energy Progress record the related purchases in Fuel used in electric generation and purchased power on their respective Condensed Consolidated Statements of Operations and Comprehensive Income. The amounts are not eliminated in accordance with rate-based accounting regulations. For the three and six months ended June 30, 2016, which was prior to the Piedmont acquisition, Piedmont recorded $19 million and $38 million, respectively, of natural gas sales with Duke Energy Progress and $1 million and 2 million, respectively, with Duke Energy Carolinas.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

In addition to the amounts presented above, the Subsidiary Registrants have other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016, for more information regarding the money pool. These transactions of the Subsidiary Registrants were not material for the three and six months ended June 30, 2017 and 2016.
As discussed in Note 12, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but also include a subordinated note from the affiliate for a portion of the purchase price.
Equity Method Investments
Piedmont has related party transactions as a customer of its equity method investments in natural gas storage and transportation facilities. The following table presents expenses for the three and six months ended June 30, 2017 and 2016, which are included in Cost of natural gas on Piedmont's Condensed Consolidated Statement of Operations and Comprehensive Income.

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Type of expense	2017	2016	2017	2016
Cardinal	Transportation Costs	$2	$2	$4	$4
Pine Needle	Gas Storage Costs	2	2	4	5
Hardy Storage	Gas Storage Costs	3	3	5	5
Total		$7	$7	$13	$14
Piedmont had accounts payable to its equity method investments of $2 million at June 30, 2017, and December 31, 2016, related to these transactions. These amounts are included in Accounts payable on the Condensed Consolidated Balance Sheets.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2017
Intercompany income tax receivable	$—	$102	$35	$—	$19	$25	$56
Intercompany income tax payable	20	—	—	3	—	—	—

December 31, 2016
Intercompany income tax receivable	$1	$—	$—	$37	$—	$—	$—
Intercompany income tax payable	—	37	90	—	1	3	38
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
INTEREST RATE RISK
The Duke Energy Registrants are exposed to changes in interest rates as a result of their issuance or anticipated issuance of variable-rate and fixed-rate debt and commercial paper. Interest rate risk is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into interest rate swaps, U.S. Treasury lock agreements and other financial contracts. In anticipation of certain fixed-rate debt issuances, a series of forward-starting interest rate swaps or Treasury locks may be executed to lock in components of current market interest rates. These instruments are later terminated prior to or upon the issuance of the corresponding debt.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three and six months ended June 30, 2017, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business.
In July and August 2017, Duke Energy entered into $200 million notional amount of Treasury locks that were designated as hedges of debt anticipated to be issued in 2017.
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
As of June 30, 2016, Duke Energy entered into $1.4 billion of forward-starting interest rate swaps to manage interest rate exposure related to the Piedmont acquisition financing. The swaps did not qualify for hedge accounting and were marked-to-market, with any gains or losses included within earnings. For the three and six months ended June 30, 2016, unrealized losses on the swaps of $75 million and $168 million, respectively, were included within Interest Expense on Duke Energy's Condensed Consolidated Statements of Operations. The swaps were unwound in August 2016 in conjunction with the acquisition financing. See Note 2 for additional information related to the Piedmont acquisition.
The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$703	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,630	$400	$500	$250	$250	$27

	December 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$750	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,677	$400	$500	$250	$250	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $703 million and $750 million as of June 30, 2017 and December 31, 2016, respectively.
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

	June 30, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	178	—	—	—	—	178	—
Natural gas (millions of dekatherms)	791	92	202	106	96	2	495

	December 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	147	—	—	—	—	147	—
Natural gas (millions of dekatherms)	890	91	269	118	151	1	529

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

LOCATION AND FAIR VALUE OF DERIVATIVE ASSETS AND LIABILITIES RECOGNIZED ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
The following tables show the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Derivative Assets	June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$76	$7	$11	$7	$4	$3	$54	$2
Noncurrent	3	1	2	1	1	—	—	—
Total Derivative Assets – Commodity Contracts	$79	$8	$13	$8	$5	$3	$54	$2
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$14	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	2	—	2	—	1	—	—	—
Total Derivative Assets – Interest Rate Contracts	$16	$—	$2	$—	$1	$—	$—	$—
Total Derivative Assets	$95	$8	$15	$8	$6	$3	$54	$2

Derivative Liabilities	June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$40	$1	$21	$2	$19	$—	$—	$18
Noncurrent	140	3	10	3	1	—	—	127
Total Derivative Liabilities – Commodity Contracts	$180	$4	$31	$5	$20	$—	$—	$145
Interest Rate Contracts
Designated as Hedging Instruments
Current	$6	$—	$—	$—	$—	$—	$—	$—
Noncurrent	9	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	23	22	—	—	—	1	—	—
Noncurrent	9	—	4	3	—	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$47	$22	$4	$3	$—	$5	$—	$—
Total Derivative Liabilities	$227	$26	$35	$8	$20	$5	$—	$145

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Derivative Assets	June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$78	$7	$13	$7	$5	$3	$54	$2
Gross amounts offset	(3)	—	(4)	—	(3)	—	—	—
Net amounts presented in Current Assets: Other	$75	$7	$9	$7	$2	$3	$54	$2
Noncurrent
Gross amounts recognized	$17	$1	$2	$1	$1	$—	$—	$—
Gross amounts offset	(1)	—	(1)	—	(1)	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$1	$1	$1	$—	$—	$—	$—

Derivative Liabilities	June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$69	$23	$21	$2	$19	$1	$—	$18
Gross amounts offset	(4)	(1)	(4)	(1)	(3)	—	—	—
Net amounts presented in Current Liabilities: Other	$65	$22	$17	$1	$16	$1	$—	$18
Noncurrent
Gross amounts recognized	$158	$3	$14	$6	$1	$4	$—	$127
Gross amounts offset	(2)	(1)	(1)	(1)	(1)	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$156	$2	$13	$5	$—	$4	$—	$127

Derivative Assets	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$111	$23	$64	$36	$28	$4	$16	$3
Gross amounts offset	(11)	—	(11)	—	(11)	—	—	—
Net amounts presented in Current Assets: Other	$100	$23	$53	$36	$17	$4	$16	$3
Noncurrent
Gross amounts recognized	$51	$10	$21	$10	$11	$1	$—	$—
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$49	$9	$20	$9	$11	$1	$—	$—

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

	June 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$51	$25	$26	$7	$19
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	51	25	26	7	19

	December 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$34	$16	$18	$6	$12
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	34	16	18	6	12
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
TRADING SECURITIES
Piedmont's investments in debt and equity securities held in rabbi trusts associated with certain deferred compensation plans are classified as trading securities. The fair value of these investments was $2 million and $5 million as of June 30, 2017 and December 31, 2016, respectively.
AVAILABLE-FOR-SALE (AFS) SECURITIES
All other investments in debt and equity securities are classified as AFS.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Investment Trusts
The investments within the NDTF investments and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary impairments (OTTIs) and are recognized immediately.
Investments within the Investment Trusts generally qualify for regulatory accounting, and accordingly realized and unrealized gains and losses are deferred as a regulatory asset or liability.
Substantially all amounts of the Duke Energy Registrants' gross unrealized holding losses as of June 30, 2017 and December 31, 2016, are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2017 and December 31, 2016.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in AFS securities.

	June 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$116	$—	$—	$111
Equity securities	2,373	29	4,422	2,092	54	4,106
Corporate debt securities	15	2	611	10	8	528
Municipal bonds	4	3	340	3	10	331
U.S. government bonds	12	6	961	10	8	984
Other debt securities	—	1	142	—	3	124
Total NDTF	$2,404	$41	$6,592	$2,115	$83	$6,184
Other Investments
Cash and cash equivalents	$—	$—	$15	$—	$—	$25
Equity securities	47	—	110	38	—	104
Corporate debt securities	1	—	63	1	1	66
Municipal bonds	3	1	82	2	1	82
U.S. government bonds	—	—	49	—	1	51
Other debt securities	—	—	36	—	2	42
Total Other Investments	$51	$1	$355	$41	$5	$370
Total Investments	$2,455	$42	$6,947	$2,156	$88	$6,554
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2017
Due in one year or less	$86
Due after one through five years	631
Due after five through 10 years	503
Due after 10 years	1,064
Total	$2,284

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Realized gains	$40	$64	$133	$118
Realized losses	37	42	99	92
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in AFS securities.

	June 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$33	$—	$—	$18
Equity securities	1,299	14	2,441	1,157	28	2,245
Corporate debt securities	9	2	407	5	6	354
Municipal bonds	1	1	60	1	2	67
U.S. government bonds	3	3	417	2	5	458
Other debt securities	—	1	132	—	3	116
Total NDTF	$1,312	$21	$3,490	$1,165	$44	$3,258
Other Investments
Other debt securities	—	—	—	—	1	3
Total Investments	$1,312	$21	$3,490	$1,165	$45	$3,261
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2017
Due in one year or less	$4
Due after one through five years	224
Due after five through 10 years	245
Due after 10 years	543
Total	$1,016
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Realized gains	$24	$33	$90	$67
Realized losses	23	19	63	56

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

PROGRESS ENERGY
The following table presents the estimated fair value of investments in AFS securities.

	June 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$83	$—	$—	$93
Equity securities	1,074	15	1,981	935	26	1,861
Corporate debt securities	6	—	204	5	2	174
Municipal bonds	3	2	280	2	8	264
U.S. government bonds	9	3	544	8	3	526
Other debt securities	—	—	10	—	—	8
Total NDTF	$1,092	$20	$3,102	$950	$39	$2,926
Other Investments
Cash and cash equivalents	$—	$—	$12	$—	$—	$21
Municipal bonds	3	—	47	2	—	44
Total Other Investments	$3	$—	$59	$2	$—	$65
Total Investments	$1,095	$20	$3,161	$952	$39	$2,991
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2017
Due in one year or less	$72
Due after one through five years	347
Due after five through 10 years	196
Due after 10 years	470
Total	$1,085
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Realized gains	$15	$31	$42	$50
Realized losses	14	23	35	36

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in AFS securities.

	June 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$31	$—	$—	$45
Equity securities	816	12	1,607	704	21	1,505
Corporate debt securities	5	—	142	4	1	120
Municipal bonds	3	2	279	2	8	263
U.S. government bonds	6	2	314	5	2	275
Other debt securities	—	—	6	—	—	5
Total NDTF	$830	$16	$2,379	$715	$32	$2,213
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Investments	$830	$16	$2,380	$715	$32	$2,214
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2017
Due in one year or less	$18
Due after one through five years	220
Due after five through 10 years	144
Due after 10 years	359
Total	$741
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Realized gains	$11	$27	$35	$42
Realized losses	11	20	30	31

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in AFS securities.

	June 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$52	$—	$—	$48
Equity securities	258	3	374	231	5	356
Corporate debt securities	1	—	62	1	1	54
Municipal bonds	—	—	1	—	—	1
U.S. government bonds	3	1	230	3	1	251
Other debt securities	—	—	4	—	—	3
Total NDTF(a)	$262	$4	$723	$235	$7	$713
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$4
Municipal bonds	3	—	47	2	—	44
Total Other Investments	$3	$—	$48	$2	$—	$48
Total Investments	$265	$4	$771	$237	$7	$761

(a)
During the six months ended June 30, 2017, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3 nuclear plant.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2017
Due in one year or less	$54
Due after one through five years	127
Due after five through 10 years	52
Due after 10 years	111
Total	$344
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Realized gains	$4	$4	$7	$8
Realized losses	3	3	5	5

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in AFS securities.

	June 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$40	$—	$87	$33	$—	$79
Corporate debt securities	—	—	3	—	—	2
Municipal bonds	—	1	27	—	1	28
U.S. government bonds	—	—	1	—	—	1
Total Investments	$40	$1	$118	$33	$1	$110
The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2017
Due in one year or less	$3
Due after one through five years	14
Due after five through 10 years	8
Due after 10 years	6
Total	$31
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were insignificant for the three and six months ended June 30, 2017 and 2016.
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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three and six months ended June 30, 2017 and 2016.

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
Other fair value considerations
See Note 2 related to the acquisition of Piedmont in 2016. See Note 11 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of the valuation of goodwill and intangible assets.
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the tables below for all Duke Energy Registrants exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type for the Duke Energy Registrants.

	June 30, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
NDTF equity securities	$4,422	$4,345	$—	$—	$77
NDTF debt securities	2,170	593	1,577	—	—
Other trading and AFS equity securities	112	112	—	—	—
Other trading and AFS debt securities	245	63	182	—	—
Derivative assets	95	4	37	54	—
Total assets	7,044	5,117	1,796	54	77
Derivative liabilities	(227)	(1)	(81)	(145)	—
Net assets (liabilities)	$6,817	$5,116	$1,715	$(91)	$77

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
NDTF equity securities	$4,106	$4,029	$—	$—	$77
NDTF debt securities	2,078	632	1,446	—	—
Other trading and AFS equity securities	104	104	—	—	—
Other trading and AFS debt securities	266	75	186	5	—
Derivative assets	162	5	136	21	—
Total assets	6,716	4,845	1,768	26	77
Derivative liabilities	(252)	(2)	(63)	(187)	—
Net assets (liabilities)	$6,464	$4,843	$1,705	$(161)	$77
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements. Amounts included in earnings for derivatives are primarily included in Cost of natural gas on the Duke Energy Registrants' Condensed Consolidated Statements of Operations and Comprehensive Income. Amounts included in changes of net assets on the Duke Energy Registrants' Condensed Consolidated Balance Sheets are included in regulatory assets or liabilities. All derivative assets and liabilities are presented on a net basis.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$(135)	$(130)	$4	$2	$6
Total pretax realized or unrealized gains included in comprehensive income	1	—	1	—	—	—
Purchases, sales, issuances and settlements:
Purchases	—	55	55	—	34	34
Sales	(6)	—	(6)	—	—	—
Settlements	—	(9)	(9)	—	(6)	(6)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	—	(2)	(2)	—	4	4
Balance at end of period	$—	$(91)	$(91)	$4	$34	$38

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$(166)	$(161)	$5	$10	$15
Total pretax realized or unrealized gains included in comprehensive income	1	—	1	—	—	—
Purchases, sales, issuances and settlements:
Purchases	—	55	55	—	34	34
Sales	(6)	—	(6)	(1)	—	(1)
Settlements	—	(18)	(18)	—	(13)	(13)
Total gains included on the Condensed Consolidated Balance Sheet	—	38	38	—	3	3
Balance at end of period	$—	$(91)	$(91)	$4	$34	$38

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

	June 30, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
NDTF equity securities	$2,441	$2,364	$—	$—	$77
NDTF debt securities	1,049	141	908	—	—
Derivative assets	8	—	8	—	—
Total assets	3,498	2,505	916	—	77
Derivative liabilities	(26)	—	(26)	—	—
Net assets	$3,472	$2,505	$890	$—	$77

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
NDTF equity securities	$2,245	$2,168	$—	$—	$77
NDTF debt securities	1,013	178	835	—	—
Other AFS debt securities	3	—	—	3	—
Derivative assets	33	—	33	—	—
Total assets	3,294	2,346	868	3	77
Derivative liabilities	(16)	—	(16)	—	—
Net assets	$3,278	$2,346	$852	$3	$77
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Investments
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	3	$3	$3	3
Total pretax realized or unrealized gains included in comprehensive income	1	—	1	—
Purchases, sales, issuances and settlements:
Sales	(4)	—	(4)	—
Balance at end of period	$—	$3	$—	$3

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,981	$1,981	$—	$1,861	$1,861	$—
NDTF debt securities	1,121	452	669	1,065	454	611
Other AFS debt securities	59	12	47	65	21	44
Derivative assets	15	—	15	85	—	85
Total assets	3,176	2,445	731	3,076	2,336	740
Derivative liabilities	(35)	—	(35)	(25)	—	(25)
Net assets	$3,141	$2,445	$696	$3,051	$2,336	$715

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

	June 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,607	$1,607	$—	$1,505	$1,505	$—
NDTF debt securities and other	772	226	546	708	207	501
Other AFS debt securities and other	1	1	—	1	1	—
Derivative assets	8	—	8	46	—	46
Total assets	2,388	1,834	554	2,260	1,713	547
Derivative liabilities	(8)	—	(8)	(7)	—	(7)
Net assets	$2,380	$1,834	$546	$2,253	$1,713	$540
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$374	$374	$—	$356	$356	$—
NDTF debt securities and other	349	226	123	357	247	110
Other AFS debt securities and other	48	1	47	48	4	44
Derivative assets	6	—	6	39	—	39
Total assets	777	601	176	800	607	193
Derivative liabilities	(20)	—	(20)	(12)	—	(12)
Net assets	$757	$601	$156	$788	$607	$181
DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 2	Level 3	Total Fair Value	Level 2	Level 3
Derivative assets	$3	$—	$3	$5	$—	$5
Derivative liabilities	(5)	(5)	—	(6)	(6)	—
Net (liabilities) assets	$(2)	$(5)	$3	$(1)	$(6)	$5
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$1	$—	$5	$3
Purchases, sales, issuances and settlements:
Purchases	3	5	3	5
Settlements	(1)	—	(2)	(2)
Total losses included on the Condensed Consolidated Balance Sheet	—	—	(3)	(1)
Balance at end of period	$3	$5	$3	$5

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

	June 30, 2017				December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other AFS equity securities	$87	$87	$—	$—	$79	$79	$—	$—
Other AFS debt securities and other	31	—	31	—	31	—	31	—
Derivative assets	54	3	—	51	16	—	—	16
Total assets	172	90	31	51	126	79	31	16
Derivative liabilities	—	—	—	—	(2)	(2)	—	—
Net assets	$172	$90	$31	$51	$124	$77	$31	$16
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$9	$2	$16	$7
Purchases, sales, issuances and settlements:
Purchases	52	29	52	29
Settlements	(9)	(6)	(16)	(11)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(1)	4	(1)	4
Balance at end of period	$51	$29	$51	$29
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Other trading equity securities	2	2	—	$4	$4	$—
Other trading debt securities	—	—	—	1	1	—
Derivative assets	2	2	—	3	3	—
Total assets	4	4	—	8	8	—
Derivative liabilities	(145)	—	(145)	(187)	—	(187)
Net (liabilities) assets	$(141)	$4	$(145)	$(179)	$8	$(187)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$(145)	$(126)	$(187)	$(149)
Total (losses) gains and settlements	—	(64)	42	(41)
Balance at end of period	$(145)	$(190)	$(145)	$(190)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2017
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
Financial Transmission Rights (FTRs)	$3	RTO auction pricing	FTR price – per megawatt-hour (MWh)	$(5.24)	-	$1.82
Duke Energy Indiana
FTRs	51	RTO auction pricing	FTR price – per MWh	(1.65)	-	6.66
Piedmont
Natural gas contracts	(145)	Discounted cash flow	Forward natural gas curves – price per million British thermal unit (MMBtu)	2.21	-	3.78
Duke Energy
Total Level 3 derivatives	$(91)

	December 31, 2016
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$0.77	-	$3.52
Duke Energy Indiana
FTRs	16	RTO auction pricing	FTR price – per MWh	(0.83)	-	9.32
Piedmont
Natural gas contracts	(187)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.31	-	4.18
Duke Energy
Total Level 3 derivatives	$(166)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	June 30, 2017		December 31, 2016
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$49,515	$51,947	$47,895	$49,161
Duke Energy Carolinas	9,524	10,657	9,603	10,494
Progress Energy	18,145	20,101	17,541	19,107
Duke Energy Progress	6,760	7,266	7,011	7,357
Duke Energy Florida	6,979	7,753	6,125	6,728
Duke Energy Ohio	1,977	2,155	1,884	2,020
Duke Energy Indiana	3,784	4,379	3,786	4,260
Piedmont	1,946	2,107	1,821	1,933
At both June 30, 2017 and December 31, 2016, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2017 and the year ended December 31, 2016, or is expected to be provided in the future, that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	December 2018	December 2018	February 2019	April 2019
Credit facility amount	$325	$425	$300	$225
Amounts borrowed at June 30, 2017	325	425	297	225
Amounts borrowed at December 31, 2016	325	425	300	225
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2017	December 31, 2016
Receivables of VIEs	$5	$6
Current Assets: Regulatory assets	52	50
Current Assets: Other	33	53
Other Noncurrent Assets: Regulatory assets	1,121	1,142
Current Liabilities: Other	10	17
Current maturities of long-term debt	55	62
Long-Term Debt	1,189	1,217
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

(in millions)	June 30, 2017	December 31, 2016
Current Assets: Other	$293	$223
Property, plant and equipment, cost	3,695	3,419
Accumulated depreciation and amortization	(518)	(453)
Current maturities of long-term debt	157	198
Long-Term Debt	1,557	1,097
Deferred income taxes	300	275
Other Noncurrent Liabilities: Other	249	252
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	June 30, 2017
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$44	$72
Investments in equity method unconsolidated affiliates	800	176	92	1,068	—	—
Other noncurrent assets	12	—	—	12	—	—
Total assets	$812	$176	$92	$1,080	$44	$72
Other current liabilities	10	—	—	10	—	—
Other noncurrent liabilities	—	—	13	13	—	—
Total liabilities	$10	$—	$13	$23	$—	$—
Net assets	$802	$176	$79	$1,057	$44	$72

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	December 31, 2016
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana	Piedmont(a)
Receivables from affiliated companies	$—	$—	$—	$—	$82	$101	$—
Investments in equity method unconsolidated affiliates	487	174	90	751	—	—	139
Other noncurrent assets	12	—	—	12	—	—	—
Total assets	$499	$174	$90	$763	$82	$101	$139
Other current liabilities	—	—	3	3	—	—	—
Other noncurrent liabilities	—	—	13	13	—	—	4
Total liabilities	$—	$—	$16	$16	$—	$—	4
Net assets	$499	$174	$74	$747	$82	$101	$135

(a)	In April 2017, Piedmont transferred its non-consolidated VIE investments to a wholly owned subsidiary of Duke Energy. See "Pipeline Investments" section below for additional detail.
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
The table below presents the ownership interest and investment balances in these joint ventures.

	Duke Energy
		VIE Investment Amount (in millions)
	Ownership	June 30,	December 31,
Entity Name	Interest	2017	2016
ACP	47%	$507	$265
Sabal Trail	7.5%	211	140
Constitution	24%	82	82
Total		$800	$487
At December 31, 2016, Piedmont had a 7 percent ownership interest in ACP and a 24 percent ownership interest in Constitution. In April 2017, Piedmont transferred its ownership interests in ACP and Constitution to a wholly owned subsidiary of Duke Energy at book value.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE due to OVEC having insufficient equity to finance their activities without subordinated financial support. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization, and interest expense are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business, including costs associated with its 2,256 MW of coal-fired generation capacity. Deterioration in the credit quality, or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking could result in future increased cost allocations.
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2017	2016	2017	2016
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	1.9%	1.5%	1.9%	1.5%
Receivable turnover rate	13.4%	13.3%	10.7%	10.6%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Receivables sold	$210	$267	$299	$306
Less: Retained interests	44	82	72	101
Net receivables sold	$166	$185	$227	$205
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Sales
Receivables sold	$421	$429	$954	$961	$663	$623	$1,327	$1,258
Loss recognized on sale	3	2	5	5	3	2	6	5
Cash flows
Cash proceeds from receivables sold	$428	$427	$987	$964	$658	$612	$1,351	$1,255
Collection fees received	—	—	—	—	1	1	1	1
Return received on retained interests	1	—	2	1	1	1	3	2
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share amounts)	2017	2016	2017	2016
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$687	$621	$1,402	$1,195
Weighted average shares outstanding – basic	700	689	700	689
Equity Forwards	—	1	—	—
Weighted average shares outstanding – diluted	700	690	700	689
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$0.98	$0.90	$2.00	$1.73
Diluted	$0.98	$0.90	$2.00	$1.73
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.855	$0.825	$1.71	$1.65

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Equity Forwards
In March 2016, Duke Energy marketed an equity offering of 10.6 million shares of common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into equity forward sale agreements with Barclays (the Equity Forwards). The Equity Forwards required Duke Energy to either physically settle the transactions by issuing 10.6 million shares, or net settle in whole or in part through the delivery or receipt of cash or shares. As of June 30, 2016, share dilution resulting from the agreements was determined under the treasury stock method.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Restricted stock unit awards	$12	$10	$20	$17
Performance awards	6	5	13	10
Pretax stock-based compensation cost	$18	$15	$33	$27
Tax benefit associated with stock-based compensation expense	$7	$5	$12	$9
Stock-based compensation costs capitalized	—	1	1	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Prior to Duke Energy acquiring Piedmont, Piedmont had an incentive compensation plan for eligible officers and other participants. Piedmont's total pretax stock-based compensation costs were approximately $2 million and $3 million for the three and six months ended June 30, 2016, respectively. The tax benefit associated with Piedmont's stock based compensation expense for the three and six months ended June 30, 2016, was immaterial.
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make any contributions to its U.S. qualified defined benefit pension plans during the six months ended June 30, 2017 and 2016.

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$40	$12	$12	$6	$5	$1	$2	$3
Interest cost on projected benefit obligation	82	20	25	12	13	5	7	3
Expected return on plan assets	(136)	(36)	(43)	(21)	(21)	(7)	(11)	(6)
Amortization of actuarial loss	36	8	14	6	7	1	3	3
Amortization of prior service credit	(6)	(2)	(1)	—	—	—	—	(1)
Other	2	—	1	1	—	—	—	1
Net periodic pension costs	$18	$2	$8	$4	$4	$—	$1	$3

	Three Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$37	$12	$10	$6	$5	$1	$2	$2
Interest cost on projected benefit obligation	83	22	27	13	14	5	7	3
Expected return on plan assets	(129)	(36)	(42)	(20)	(21)	(7)	(11)	(6)
Amortization of actuarial loss	33	8	13	5	7	1	3	2
Amortization of prior service credit	(4)	(2)	(1)	(1)	—	—	—	(1)
Other	1	—	—	1	—	—	—	—
Net periodic pension costs	$21	$4	$7	$4	$5	$—	$1	$—

	Six Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$80	$24	$24	$12	$10	$2	$4	$6
Interest cost on projected benefit obligation	164	40	50	24	26	10	14	6
Expected return on plan assets	(272)	(71)	(86)	(42)	(42)	(14)	(22)	(12)
Amortization of actuarial loss	72	16	28	12	14	2	6	6
Amortization of prior service credit	(12)	(4)	(2)	—	—	—	—	(2)
Other	4	—	2	1	—	—	—	1
Net periodic pension costs	$36	$5	$16	$7	$8	$—	$2	$5

	Six Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$73	$24	$21	$12	$10	$2	$4	$5
Interest cost on projected benefit obligation	166	43	53	25	28	10	14	5
Expected return on plan assets	(258)	(71)	(84)	(41)	(42)	(14)	(21)	(12)
Amortization of actuarial loss	66	16	27	11	14	2	6	4
Amortization of prior service credit	(8)	(4)	(2)	(1)	—	—	—	(1)
Other	4	1	1	1	—	—	—	—
Net periodic pension costs	$43	$9	$16	$7	$10	$—	$3	$1

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

	Three Months Ended June 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	1	1	—	—
Amortization of actuarial loss	2	—	1	—	—
Net periodic pension costs	$5	$1	$2	$—	$—

	Three Months Ended June 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	1	1	1	1
Amortization of actuarial loss	2	—	—	—	—
Net periodic pension costs	$6	$1	$1	$1	$1

	Six Months Ended June 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	6	1	2	1	1
Amortization of actuarial loss	4	—	2	—	—
Net periodic pension costs	$10	$1	$4	$1	$1

	Six Months Ended June 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	7	1	2	1	1
Amortization of actuarial loss	4	—	1	—	—
Net periodic pension costs	$12	$1	$3	$1	$1
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	3	2	2	—	—	—
Expected return on plan assets	(4)	(2)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	2	(1)	5	3	2	(1)	—	—
Amortization of prior service credit	(29)	(2)	(21)	(13)	(7)	—	—	—
Net periodic other post-retirement benefit costs	$(21)	$(3)	$(13)	$(8)	$(3)	$(1)	$—	$—

	Three Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	3	2	1	1	1	—
Expected return on plan assets	(4)	(2)	—	—	—	—	(1)	—
Amortization of actuarial loss (gain)	2	(1)	6	3	3	(1)	—	—
Amortization of prior service credit	(36)	(3)	(25)	(17)	(9)	—	—	—
Net periodic other post-retirement benefit costs	$(28)	$(4)	$(16)	$(12)	$(5)	$—	$—	$—

	Six Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	18	4	7	4	4	—	—	—
Expected return on plan assets	(7)	(4)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	4	(2)	10	6	4	(1)	—	—
Amortization of prior service credit	(58)	(4)	(42)	(27)	(15)	—	—	—
Net periodic other post-retirement benefit costs	$(41)	$(6)	$(25)	$(17)	$(7)	$(1)	$—	$—

	Six Months Ended June 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	17	4	7	4	3	1	2	1
Expected return on plan assets	(7)	(4)	—	—	—	—	(1)	(1)
Amortization of actuarial loss (gain)	3	(2)	11	6	5	(1)	(1)	—
Amortization of prior service credit	(71)	(6)	(51)	(34)	(18)	—	—	—
Net periodic other post-retirement benefit costs	$(56)	$(8)	$(33)	$(24)	$(10)	$—	$—	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DEFINED CONTRIBUTION RETIREMENT PLANS
EMPLOYEE SAVINGS PLANS
Duke Energy sponsors, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. The following table presents employer contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Three Months Ended June 30,
2017	$39	$13	$12	$8	$4	$1	$2	$1
2016	39	13	12	8	4	1	2	1
Six Months Ended June 30,
2017	$104	$35	$30	$21	$9	$2	$5	$3
2016	91	31	27	19	8	2	4	3
MONEY PURCHASE PENSION PLAN
Duke Energy provides, and Piedmont participates in, the Money Purchase Pension (MPP) plan, which is a defined contribution pension plan that allows certain employees to direct investments and assume risk of investment returns. In January 2017, a $2 million contribution was made to the MPP plan.
16. INCOME TAXES
EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Duke Energy	32.1%	28.8%	32.3%	29.6%
Duke Energy Carolinas	34.7%	35.1%	35.0%	34.6%
Progress Energy	33.4%	36.0%	33.7%	36.3%
Duke Energy Progress	31.9%	35.5%	33.0%	35.4%
Duke Energy Florida	36.8%	37.6%	36.7%	37.7%
Duke Energy Ohio	34.8%	34.3%	35.1%	29.2%
Duke Energy Indiana	39.4%	36.1%	39.4%	33.1%
Piedmont	38.5%	40.0%	37.9%	38.0%
The increase in the effective tax rate (ETR) for Duke Energy for the three and six months ended June 30, 2017, is primarily due to favorable impacts in the prior year of finalizing federal tax audits and unfavorable tax levelization in the current year, partially offset by higher production tax credits related to wind projects placed in service.
The decrease in the ETR for Progress Energy for the three and six months ended June 30, 2017, is primarily due to lower North Carolina corporate tax rates.
The decrease in the ETR for Duke Energy Progress for the three and six months ended June 30, 2017, is primarily due to lower North Carolina corporate tax rates.
The increase in the ETR for Duke Energy Ohio for the six months ended June 30, 2017, is primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.
The increase in the ETR for Duke Energy Indiana for the three months ended June 30, 2017, is primarily due to favorable state tax credits recorded in the prior year. The increase in the ETR for Duke Energy Indiana for the six months ended June 30, 2017, is primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.
The decrease in the ETR for Piedmont for the three months ended June 30, 2017, is primarily due to lower North Carolina corporate tax rates.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

TAXES ON FOREIGN EARNINGS
As of December 31, 2015, Duke Energy's intention was to indefinitely reinvest any future undistributed foreign earnings earned after December 31, 2014. In February 2016, Duke Energy announced it had initiated a process to divest the International Disposal Group and, accordingly, no longer intended to indefinitely reinvest post-2014 undistributed foreign earnings. This change in the company's intent, combined with the extension of bonus depreciation by Congress in late 2015, allowed Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with historical unremitted foreign earnings by approximately $95 million for the six months ended June 30, 2016. Due to the classification of the International Disposal Group as discontinued operations, income tax amounts related to the International Disposal Group's foreign earnings are presented within (Loss) Income from Discontinued Operations, net of tax on the Condensed Consolidated Statements of Operations. See Note 2 for additional information related to the sale of the International Disposal Group.
17. SUBSEQUENT EVENTS
For information on additional subsequent events related to regulatory matters, commitments and contingencies and derivatives and hedging see Notes 4, 5 and 9.

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
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. Piedmont's results of operations are included in Duke Energy's results for the three and six months ended June 30, 2017, but not for the three and six months ended June 30, 2016, as Piedmont's earnings are only included in Duke Energy's consolidated results subsequent to the acquisition date. See below for additional information regarding the acquisition.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2017, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016, Piedmont's Annual Report on Form 10-K for the year ended October 31, 2016, and the transition report filed by Piedmont on Form 10-Q (Form 10-QT) as of December 31, 2016, for the transition period from November 1, 2016 to December 31, 2016.
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
Duke Energy incurred pretax nonrecurring transaction and integration costs associated with the acquisition of $30 million and $46 million for the three and six months ended June 30, 2017, respectively, and $90 million and $191 million for the three and six months ended June 30, 2016, respectively. Acquisition-related costs in the prior year were principally due to unrealized losses on forward-starting interest rate swaps related to the acquisition financing of $75 million and $168 million for the three and six months ended June 30, 2016, respectively. For additional information on the swaps see Note 9 to the Condensed Consolidated Financial Statements, "Derivatives and Hedging."
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
In conjunction with the advancements of marketing efforts during the second quarter of 2016, Duke Energy performed recoverability tests of the long-lived asset groups of International Energy. As a result, Duke Energy determined the carrying value of certain assets in Central America was not fully recoverable and recorded a pretax impairment charge of $194 million. The charge represents the excess carrying value over the estimated fair value of the assets.
Due to the transactions, results of the International Disposal Group, including the impairment described above, are classified as discontinued operations. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" for additional information.
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

PART I

Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted diluted earnings per share (EPS). Adjusted earnings and adjusted diluted EPS represent income from continuing operations attributable to Duke Energy, adjusted for the dollar and per share impact of special items. As discussed below, special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance.
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

•
Cost Savings Initiatives represent severance charges related to companywide initiatives, excluding merger integration, to standardize processes and systems, leverage technology and workforce optimization.

Adjusted earnings also include operating results of the International Disposal Group, which have been classified as discontinued operations. Management believes inclusion of the operating results of the Disposal Group within adjusted earnings and adjusted diluted EPS results in a better reflection of Duke Energy's financial performance during the period.
Three Months Ended June 30, 2017 as compared to June 30, 2016
GAAP Reported EPS was $0.98 for the second quarter of 2017 compared to $0.74 for the second quarter of 2016. The increase in GAAP Reported EPS was primarily driven by the prior year impairment charge related to certain assets in Central America recorded within Loss from Discontinued Operations.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s second quarter 2017 adjusted diluted EPS was $1.01 compared to $1.07 for the second quarter of 2016. The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2017		2016
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$686	$0.98	$509	$0.74
Adjustments:
Costs to Achieve Mergers(a)	19	0.03	69	0.10
Cost Savings Initiatives(b)	—	—	15	0.02
Discontinued Operations(c)	2	—	146	0.21
Adjusted Earnings/Adjusted Diluted EPS	$707	$1.01	$739	$1.07

(a)	Net of tax of $11 million in 2017 and $42 million in 2016.

(b)	Net of tax of $9 million in 2016.

(c)	The 2016 amount is net of tax of $49 million and primarily represents an impairment charge related to certain assets in Central America that were sold in 2016.
The decrease in adjusted earnings for the three months ended June 30, 2017, compared to the same period in 2016, was primarily due to:

•	Lower regulated electric revenues due to less favorable weather in the current year;

•	The prior year operating results of the International Disposal Group, which was sold in December 2016; and

•	Higher financing costs, primarily due to the Piedmont acquisition.
Partially offset by:

•
Higher regulated electric revenues from increased pricing and riders driven by new rates in Duke Energy Progress South Carolina, base rate adjustments in Florida, and energy efficiency rider revenues in North Carolina;

•	Additional earnings from investments in the Atlantic Coast Pipeline (ACP) and Sabal Trail natural gas pipelines; and

•	Improved resources and new wind projects placed in service at Commercial Renewables.
Six Months Ended June 30, 2017 as compared to June 30, 2016
Duke Energy's GAAP Reported EPS was $2.00 for the six months ended June 30, 2017, compared to $1.74 for the six months ended June 30, 2016. The increase in GAAP Reported EPS was driven by regulatory activity and additional investments at the electric utilities, the inclusion of Piedmont's earnings in the current year and losses in the prior year on interest rate swaps related to the Piedmont acquisition financing; partially offset by unfavorable weather in the current year.

PART I

As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s adjusted diluted EPS for the six months ended June 30, 2017, was $2.05 compared to $2.20 for the six months ended June 30, 2016. The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2017		2016
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,402	$2.00	$1,203	$1.74
Adjustments:
Costs to Achieve Mergers(a)	29	0.05	143	0.21
Cost Savings Initiatives(b)	—	—	27	0.04
Discontinued Operations(c)	2	—	143	0.21
Adjusted Earnings/Adjusted Diluted EPS	$1,433	$2.05	$1,516	$2.20

(a)	Net of tax of $17 million in 2017 and $88 million in 2016.

(b)	Net of tax of $17 million in 2016.

(c)	The 2016 amount is net of tax of $49 million and primarily represents an impairment charge related to certain assets in Central America that were sold in 2016.
The decrease in adjusted earnings for the six months ended June 30, 2017, compared to the same period in 2016, was primarily due to:

•	Lower regulated electric revenues due to unfavorable weather in the current year; and

•
The prior year operating results of the International Disposal Group, which was sold in December 2016. The 2016 operating results included a benefit from the revaluation of deferred income taxes. See Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes," for additional information.

Partially offset by:

•
Higher regulated electric revenues from increased pricing and riders driven by new rates in Duke Energy Progress South Carolina, base rate adjustments in Florida, and energy efficiency rider revenues in North Carolina, as well as growth in weather-normal retail volumes;

•
Lower operations and maintenance expense, net of amounts recoverable in rates, at Electric Utilities and Infrastructure resulting from ongoing cost efficiency efforts and significant storm costs in the prior year; and

•	Piedmont's earnings contribution, net of financing costs, due to the acquisition on October 3, 2016.
SEGMENT RESULTS
Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income includes intercompany revenues and expenses that are eliminated on the Condensed Consolidated Financial Statements.
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

PART I

Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Variance	2017	2016	Variance
Operating Revenues	$5,158	$5,001	$157	$10,105	$10,090	$15
Operating Expenses
Fuel used in electric generation and purchased power	1,549	1,509	40	3,003	3,086	(83)
Operation, maintenance and other	1,265	1,230	35	2,536	2,528	8
Depreciation and amortization	714	701	13	1,451	1,410	41
Property and other taxes	270	263	7	531	525	6
Impairment charges	2	1	1	2	3	(1)
Total operating expenses	3,800	3,704	96	7,523	7,552	(29)
Gains on Sales of Other Assets and Other, net	1	1	—	4	2	2
Operating Income	1,359	1,298	61	2,586	2,540	46
Other Income and Expenses	76	77	(1)	155	140	15
Interest Expense	305	272	33	620	542	78
Income Before Income Taxes	1,130	1,103	27	2,121	2,138	(17)
Income Tax Expense	401	399	2	757	770	(13)
Segment Income	$729	$704	$25	$1,364	$1,368	$(4)

Duke Energy Carolinas Gigawatt-hours (GWh) sales	21,243	20,757	486	42,024	42,382	(358)
Duke Energy Progress GWh sales	15,562	16,829	(1,267)	31,199	33,978	(2,779)
Duke Energy Florida GWh sales	10,740	10,646	94	19,045	19,102	(57)
Duke Energy Ohio GWh sales	5,901	5,796	105	11,960	11,903	57
Duke Energy Indiana GWh sales	7,972	8,157	(185)	16,180	17,551	(1,371)
Total Electric Utilities and Infrastructure GWh sales	61,418	62,185	(767)	120,408	124,916	(4,508)
Net proportional Megawatt (MW) capacity in operation				48,877	49,620	(743)
Three Months Ended June 30, 2017 as Compared to June 30, 2016
Electric Utilities and Infrastructure’s growth was driven by higher retail revenues from pricing and riders, as well as higher weather-normal retail sales volumes, partially offset by less favorable weather. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $147 million increase in rider revenues related to energy efficiency programs, Duke Energy Florida's nuclear asset securitization revenues, Midwest transmission and distribution revenues, and Duke Energy Indiana's clean coal equipment, as well as increased retail pricing due to Duke Energy Florida's base rate adjustments for the Osprey acquisition and Hines Chillers, and the Duke Energy Progress South Carolina rate case;

•	a $32 million increase in weather-normal sales volumes to retail customers in the current year; and

•	an $11 million increase in transmission and other miscellaneous revenues.
Partially offset by:

•	a $61 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year.
Operating Expenses. The variance was driven primarily by:

•	a $40 million increase in fuel expense, including purchased power, primarily due to higher costs at fossil plants;

•	a $35 million increase in operations and maintenance (O&M) expense primarily due to higher operational costs that are recoverable in rates; and

•	a $13 million increase in depreciation and amortization expense primarily due to additional plant in service.
Interest Expense. The increase was primarily due to higher debt outstanding in the current year to fund growth, as well as Duke Energy Florida's Crystal River Unit 3 (CR3) regulatory asset debt return ending in June 2016 upon securitization.
Income Tax Expense. The variance was primarily due to an increase in pretax income, partially offset by lower North Carolina corporate tax rates. The effective tax rates for the three months ended June 30, 2017 and 2016 were 35.5 percent and 36.2 percent, respectively.

PART I

Six Months Ended June 30, 2017 as Compared to June 30, 2016
Electric Utilities and Infrastructure’s results were impacted by unfavorable weather in the first half of the year, partially offset by higher pricing and riders and O&M efficiencies. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $256 million increase in rider revenues related to energy efficiency programs, Duke Energy Florida's nuclear asset securitization revenues, Midwest transmission and distribution revenues, and Duke Energy Indiana's clean coal equipment, as well as increased retail pricing due to Duke Energy Florida's base rate adjustments for the Osprey acquisition and Hines Chillers, and the Duke Energy Progress South Carolina rate case;

•	a $43 million increase in weather-normal sales volumes to retail customers in the current year;

•	a $21 million increase in transmission and other miscellaneous revenues; and

•	a $6 million increase in wholesale power revenues, net of sharing and fuel.
Partially offset by:

•	a $220 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and

•	a $94 million decrease in fuel revenues due to lower retail sales volumes, partially offset by higher fuel prices included in rates.
Operating Expenses. The variance was driven primarily by:

•	an $83 million decrease in fuel expense, including purchased power, primarily due to lower retail sales volumes, partially offset by higher fuel prices.
Partially offset by:

•	a $41 million increase in depreciation and amortization expense primarily due to additional plant in service; and

•
an $8 million increase in operations and maintenance expense primarily due to higher operational costs that are recoverable in rates, partially offset by lower storm restoration costs and O&M efficiencies, including decreased labor costs.

Other Income and Expenses. The increase was driven primarily by higher allowance for funds used during construction (AFUDC) equity.
Interest Expense. The increase was primarily due to higher debt outstanding in the current year, and Duke Energy Florida's CR3 regulatory asset debt return ending in June 2016 upon securitization.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and lower North Carolina corporate tax rates. The effective tax rates for the six months ended June 30, 2017 and 2016 were 35.7 percent and 36.0 percent, respectively.
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
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy Progress filed a petition with the North Carolina Utilities Commission (NCUC) requesting an accounting order to defer incremental operation and maintenance and capital costs incurred in response to Hurricane Matthew and other significant 2016 storms. Current estimated incremental costs are approximately $116 million. The NCUC will address this request in Duke Energy Progress' currently pending rate case. A final order from the NCUC that disallows the deferral and future recovery of all or a significant portion of the incremental storm restoration costs incurred could result in an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

Duke Energy Progress has filed and Duke Energy Carolinas intends to file rate cases in North Carolina in 2017 to recover costs of complying with Coal Combustion Residuals (CCR) regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Progress filed a general rate case with the NCUC on June 1, 2017. On July 25, 2017, Duke Energy Carolinas filed notice with the NCUC that it intends to file a general rate case on or about August 25, 2017. In March 2017, Duke Energy Ohio filed an electric distribution base rate case application and supporting testimony. Electric Utilities and Infrastructure's earnings could be adversely impacted if these rate increases are delayed or denied by the NCUC or Public Utility Commission of Ohio (PUCO).
Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Variance	2017	2016	Variance
Operating Revenues	$301	$99	$202	$971	$269	$702
Operating Expenses
Cost of natural gas	76	9	67	334	58	276
Operation, maintenance and other	93	28	65	198	60	138
Depreciation and amortization	57	20	37	114	40	74
Property and other taxes	26	14	12	56	32	24
Total operating expenses	252	71	181	702	190	512
Operating Income	49	28	21	269	79	190
Other Income and Expenses	20	3	17	38	6	32
Interest Expense	26	6	20	52	13	39
Income Before Income Taxes	43	25	18	255	72	183
Income Tax Expense	16	9	7	95	24	71
Segment Income	$27	$16	$11	$160	$48	$112

Piedmont LDC throughput (dekatherms) (a)	94,013,754	—	94,013,754	227,290,541	—	227,290,541
Duke Energy Midwest LDC throughput (Mcf)	12,204,767	12,714,127	(509,360)	43,035,766	47,455,646	(4,419,880)
(a)     Includes throughput subsequent to Duke Energy's acquisition of Piedmont on October 3, 2016.
Three Months Ended June 30, 2017 as Compared to June 30, 2016
Gas Utilities and Infrastructure’s higher results were primarily due to increased investments in the ACP and Sabal Trail midstream gas pipelines. Piedmont's earnings included in Gas Utilities and Infrastructure's results were $1 million for the three months ended June 30, 2017. All variances are related to the inclusion of Piedmont's results of operations as a result of Duke Energy's acquisition of Piedmont on October 3, 2016, except for the following:
Other Income and Expenses. The variance was driven primarily by increased investments in the ACP and Sabal Trail midstream gas pipelines.
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Gas Utilities and Infrastructure’s higher results were almost entirely due to the inclusion of Piedmont's earnings in the current year as a result of Duke Energy's acquisition of Piedmont on October 3, 2016. Piedmont's earnings included in Gas Utilities and Infrastructure's results were $100 million for the six months ended June 30, 2017. All variances are related to the inclusion of Piedmont's results of operations, except for the following:
Other Income and Expenses. The variance was driven primarily by increased investments in the ACP and Sabal Trail midstream gas pipelines.
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

PART I

Commercial Renewables

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Variance	2017	2016	Variance
Operating Revenues	$110	$112	$(2)	$238	$226	$12
Operating Expenses
Operation, maintenance and other	58	82	(24)	135	155	(20)
Depreciation and amortization	38	32	6	77	62	15
Property and other taxes	8	6	2	17	12	5
Total operating expenses	104	120	(16)	229	229	—
Gains on Sales of Other Assets and Other, net	2	1	1	4	2	2
Operating Income (Loss)	8	(7)	15	13	(1)	14
Other Income and Expenses	(1)	—	(1)	(2)	(2)	—
Interest Expense	23	12	11	42	23	19
Loss Before Income Taxes	(16)	(19)	3	(31)	(26)	(5)
Income Tax Benefit	(42)	(29)	(13)	(81)	(62)	(19)
Less: Loss Attributable to Noncontrolling Interests	—	(1)	1	(1)	(1)	—
Segment Income	$26	$11	$15	$51	$37	$14

Renewable plant production, GWh	2,231	1,758	473	4,516	3,818	698
Net proportional MW capacity in operation				2,908	1,978	930
Three Months Ended June 30, 2017 as Compared to June 30, 2016
Commercial Renewables' results were impacted by improved wind resources and higher production tax credits (PTCs) from new wind facilities placed in service at the end of 2016, partially offset by lower investment tax credits (ITCs). The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to lower revenues from Duke Energy's REC Solar investment, partially offset by higher revenues from improved wind and solar resources and new wind facilities placed in service.
Operating Expenses. The decrease was primarily due to lower operations and maintenance expense at REC Solar, partially offset by higher operating expenses related to new wind projects placed in service.
Interest Expense. The increase was driven primarily by new project financings and less capitalized interest due to fewer projects under construction.
Income Tax Benefit. The variance was primarily due to higher PTCs related to wind projects placed in service, partially offset by lower ITCs due to lower solar investments in the current year.
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Commercial Renewables' results were impacted by improved resources and higher PTCs from new wind facilities placed in service at the end of 2016, partially offset by lower ITCs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to higher revenue from new wind facilities placed in service, partially offset by lower revenues from Duke Energy's REC Solar investment.
Operating Expenses. Lower operations and maintenance expense at REC Solar was offset by higher operating expenses related to new wind projects placed in service.
Interest Expense. The variance was driven primarily by new project financings and less capitalized interest due to fewer projects under construction.
Income Tax Benefit. The variance was primarily due to higher PTCs related to wind projects placed in service, partially offset by lower ITCs due to lower solar investments in the current year.
Matters Impacting Future Commercial Renewables Results
Changes or variability in assumptions used in calculating the fair value of the Commercial Renewables reporting units for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the Commercial Renewables reporting units. In the event of a significant decline in the estimated fair value of the Commercial Renewables reporting units, goodwill impairment charges could be recorded. The carrying value of goodwill within Commercial Renewables was approximately $122 million at June 30, 2017.
Persistently low market pricing for wind resources, primarily in the Electric Reliability Council of Texas West market, and the future expiration of tax incentives including ITCs and PTCs could result in adverse impacts to the future results of Commercial Renewables.

PART I

Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Variance	2017	2016	Variance
Operating Revenues	$35	$30	$5	$68	$59	$9
Operating Expenses
Fuel used in electric generation and purchased power	14	12	2	29	23	6
Operation, maintenance and other	18	39	(21)	26	75	(49)
Depreciation and amortization	26	37	(11)	52	71	(19)
Property and other taxes	4	8	(4)	7	17	(10)
Impairment charges	7	—	7	7	2	5
Total operating expenses	69	96	(27)	121	188	(67)
Gains on Sales of Other Assets and Other, net	6	6	—	11	11	—
Operating Loss	(28)	(60)	32	(42)	(118)	76
Other Income and Expenses	28	19	9	49	36	13
Interest Expense	139	191	(52)	273	396	(123)
Loss Before Income Taxes	(139)	(232)	93	(266)	(478)	212
Income Tax Benefit	(48)	(126)	78	(100)	(227)	127
Less: Income Attributable to Noncontrolling Interests	3	1	2	5	4	1
Net Expense	$(94)	$(107)	$13	$(171)	$(255)	$84
Three Months Ended June 30, 2017 as Compared to June 30, 2016
Other's results were impacted by lower interest expense related to the Piedmont acquisition financing and decreased severance expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to prior year severance expenses related to cost savings initiatives.
Other Income and Expenses. The increase was driven by higher earnings from National Methanol Company (NMC).
Interest Expense. The decrease was primarily due to Piedmont pre-acquisition financing costs in the prior year, including $75 million of unrealized losses on forward-starting interest rate swaps, partially offset by interest costs on $3.75 billion of debt issued in August 2016 to fund the acquisition. For additional information see Notes 2 and 9 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to a decrease in pretax losses and a lower effective tax rate due to favorable impacts in the prior year of finalizing federal tax audits. The effective tax rates for the three months ended June 30, 2017 and 2016 were 34.5 percent and 54.3 percent, respectively.
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Other's results were impacted by lower interest expense related to the Piedmont acquisition financing and decreased severance expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to prior year severance expenses related to cost savings initiatives.
Other Income and Expenses. The increase was primarily driven by higher earnings from NMC.
Interest Expense. The decrease was primarily due to Piedmont pre-acquisition financing costs in the prior year, including $168 million of unrealized losses on forward-starting interest rate swaps, partially offset by interest costs on $3.75 billion of debt issued in August 2016 to fund the acquisition. For additional information see Notes 2 and 9 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to a decrease in pretax losses and a lower effective tax rate due to favorable impacts in the prior year of finalizing federal tax audits. The effective tax rates for the six months ended June 30, 2017 and 2016 were 37.6 percent and 47.5 percent, respectively.
Matters Impacting Future Other Results
Included in Other is Duke Energy Ohio's 9 percent ownership interest in the Ohio Valley Electric Corporation (OVEC), which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization, and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations.

PART I

The retired Beckjord generating station (Beckjord), a nonregulated facility retired during 2014, is not subject to the U.S. Environmental Protection Agency (EPA) rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash, the costs could have an adverse impact on Other's financial position, results of operations and cash flows.
Earnings from an equity method investment in NMC reflect sales of methanol and methyl tertiary butyl ether (MTBE), which generate margins that are directionally correlated with Brent crude oil prices. Weakness in the market price of Brent crude oil and related commodities may result in a decline in earnings. Duke Energy's economic ownership interest will decrease from 25 percent to 17.5 percent upon successful startup of NMC's polyacetal production facility, which is expected to occur in the third quarter of 2017.
U.S. federal tax reform has become an important priority of Congress and the Administration. Any substantial revision to the U.S. tax code, including a loss of the ability to deduct interest expense, could adversely impact Duke Energy's future earnings, cash flows or financial position.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Three Months Ended June 30, 2017 as Compared to June 30, 2016
Discontinued Operations, Net of Tax. The variance was driven by a 2016 impairment charge related to certain assets in Central America that were sold in 2016, partially offset by the operating results of the International Disposal Group. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Discontinued Operations, Net of Tax. The variance was driven by 2016 earnings from the International Disposal Group, which was sold in December 2016, partially offset by an impairment charge related to certain assets in Central America that were sold in 2016. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Six Months Ended June 30,
(in millions)	2017	2016	Variance
Operating Revenues	$3,445	$3,415	$30
Operating Expenses
Fuel used in electric generation and purchased power	863	810	53
Operation, maintenance and other	951	988	(37)
Depreciation and amortization	523	534	(11)
Property and other taxes	139	138	1
Total operating expenses	2,476	2,470	6
Operating Income	969	945	24
Other Income and Expenses	73	82	(9)
Interest Expense	206	214	(8)
Income Before Income Taxes	836	813	23
Income Tax Expense	293	281	12
Net Income	$543	$532	$11
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential sales	(4.1)%
General service sales	(0.5)%
Industrial sales	0.1%
Wholesale power sales	5.5%
Joint dispatch sales	181.6%
Total sales	(0.8)%
Average number of customers	1.5%
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $70 million increase in rider revenues related to energy efficiency programs;

PART I

•	a $67 million increase in fuel revenues primarily due to changes in generation mix;

•	a $16 million increase in weather-normal retail sales volumes, net of fuel revenues; and

•	a $5 million increase in wholesale power revenues, net of sharing and fuel, primarily due to additional volumes for customers served under long-term contracts.
Partially offset by:

•	a $132 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year.
Operating Expenses. The variance was driven primarily by:

•	a $53 million increase in fuel expense primarily due to changes in generation mix and higher costs at fossil plants, partially offset by lower retail sales.
Partially offset by:

•
a $37 million decrease in operations and maintenance expense primarily due to lower expenses at generating plants, lower storm restoration costs, and lower severance expenses, partially offset by higher energy efficiency program costs and higher distribution maintenance expenses; and

•
an $11 million decrease in depreciation and amortization expense primarily due to lower amortization of certain regulatory assets, partially offset by higher depreciation due to additional plant in service.

Other Income and Expenses. The variance was primarily due to a decrease in recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Income Tax Expense. The variance was primarily due to an increase in pretax income and a favorable state resolution recorded in the prior year, partially offset by lower North Carolina corporate tax rates. The effective tax rates for the six months ended June 30, 2017 and 2016 were 35.0 percent and 34.6 percent, respectively.
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
Duke Energy Carolinas filed notice with the NCUC that it intends to file a general rate case on or about August 25, 2017, to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Carolinas' earnings could be adversely impacted if the rate increase is delayed or denied by the NCUC.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Six Months Ended June 30,
(in millions)	2017	2016	Variance
Operating Revenues	$4,571	$4,680	$(109)
Operating Expenses
Fuel used in electric generation and purchased power	1,557	1,712	(155)
Operation, maintenance and other	1,078	1,117	(39)
Depreciation and amortization	624	586	38
Property and other taxes	246	239	7
Impairment charges	2	3	(1)
Total operating expenses	3,507	3,657	(150)
Gains on Sales of Other Assets and Other, net	14	12	2
Operating Income	1,078	1,035	43
Other Income and Expenses	45	48	(3)
Interest Expense	402	320	82
Income Before Income Taxes	721	763	(42)
Income Tax Expense	243	277	(34)
Net Income	478	486	(8)
Less: Net Income Attributable to Noncontrolling Interests	5	5	—
Net Income Attributable to Parent	$473	$481	$(8)
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Operating Revenues. The variance was driven primarily by:

•
a $168 million decrease in fuel revenues driven by lower retail sales and changes in generation mix at Duke Energy Progress, as well as decreased demand and capacity rates to retail customers at Duke Energy Florida, partially offset by an increase in fuel rates to retail customers; and

•	a $72 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year.
Partially offset by:

•
a $67 million increase in rider revenues related to energy efficiency programs at Duke Energy Progress, as well as nuclear asset securitization beginning in July 2016 and extended uprate project revenues beginning in 2017 at Duke Energy Florida; and

•
a $41 million increase in retail pricing due to the base rate adjustment for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project, as well as the Duke Energy Progress South Carolina rate case.

Operating Expenses. The variance was driven primarily by:

•
a $155 million decrease in fuel expense primarily due to lower retail sales and changes in generation mix at Duke Energy Progress, as well as decreased purchased power and lower deferred fuel and capacity costs at Duke Energy Florida; and

•	a $39 million decrease in operations and maintenance expense due to lower storm restoration costs at Duke Energy Progress and lower planned outage costs at Duke Energy Florida.
Partially offset by:

•	a $38 million increase in depreciation and amortization expense primarily due to additional plant in service and nuclear regulatory asset amortization at Duke Energy Florida.
Interest Expense. The variance was primarily due to higher debt outstanding, and lower debt returns driven by the CR3 regulatory asset debt return ending in June 2016 upon securitization.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the six months ended June 30, 2017 and 2016 were 33.7 percent and 36.3 percent, respectively. The decrease in the effective tax rate was primarily due to lower North Carolina corporate tax rates.

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
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer incremental operation and maintenance and capital costs incurred in response to Hurricane Matthew and other significant 2016 storms. Current estimated incremental costs are approximately $116 million. The NCUC will address this request in Duke Energy Progress's currently pending rate case. A final order from the NCUC that disallows the deferral and future recovery of all or a significant portion of the incremental storm restoration costs incurred could result in an adverse impact on Progress Energy's financial position, results of operations and cash flows.
Duke Energy Progress filed a general rate case with the NCUC on June 1, 2017. Duke Energy Progress will seek to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Progress Energy's earnings could be adversely impacted if the rate increase is delayed or denied by the NCUC.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Six Months Ended June 30,
(in millions)	2017	2016	Variance
Operating Revenues	$2,418	$2,520	$(102)
Operating Expenses
Fuel used in electric generation and purchased power	739	872	(133)
Operation, maintenance and other	680	707	(27)
Depreciation and amortization	354	350	4
Property and other taxes	80	79	1
Total operating expenses	1,853	2,008	(155)
Gains on Sales of Other Assets and Other, net	3	1	2
Operating Income	568	513	55
Other Income and Expenses	33	29	4
Interest Expense	152	127	25
Income Before Income Taxes	449	415	34
Income Tax Expense	148	147	1
Net Income and Comprehensive Income	$301	$268	$33
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2017
Residential sales	(3.0)%
General service sales	(0.9)%
Industrial sales	2.1%
Wholesale power sales	(17.9)%
Joint dispatch sales	(46.8)%
Total sales	(8.2)%
Average number of customers	1.3%
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $146 million decrease in fuel revenues driven by lower retail sales and changes in generation mix; and

•	a $37 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year.
Partially offset by:

•	a $29 million increase in rider revenues related to energy efficiency programs;

•	a $28 million increase in wholesale power revenues, net of fuel, primarily due to higher peak demand; and

•	an $18 million increase in retail pricing due to the Duke Energy Progress South Carolina rate case.
Operating Expenses. The variance was driven primarily by:

•	a $133 million decrease in fuel expense primarily due to lower retail sales and changes in generation mix; and

•	a $27 million decrease in operations and maintenance expense primarily due to lower storm restoration costs.
Interest Expense. The increase was primarily due to higher debt outstanding, as well as interest charges on North Carolina fuel overcollections.
Income Tax Expense. The variance was primarily due to an increase in pretax income, partially offset by a lower effective tax rate due to lower North Carolina corporate tax rates. The effective tax rates for the six months ended June 30, 2017 and 2016 were 33.0 percent and 35.4 percent, respectively.

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
In the fourth quarter of 2016, Hurricane Matthew caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer incremental operation and maintenance and capital costs incurred in response to Hurricane Matthew and other significant 2016 storms. Current estimated incremental costs are approximately $116 million. The NCUC will address this request in Duke Energy Progress's currently pending rate case. A final order from the NCUC that disallows the deferral and future recovery of all or a significant portion of the incremental storm restoration costs incurred could result in an adverse impact on Duke Energy Progress' financial position, results of operations and cash flows.
Duke Energy Progress filed a general rate case with the NCUC on June 1, 2017. Duke Energy Progress will seek to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Progress' earnings could be adversely impacted if the rate increase is delayed or denied by the NCUC.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Six Months Ended June 30,
(in millions)	2017	2016	Variance
Operating Revenues	$2,150	$2,157	$(7)
Operating Expenses
Fuel used in electric generation and purchased power	817	841	(24)
Operation, maintenance and other	394	404	(10)
Depreciation and amortization	269	236	33
Property and other taxes	166	160	6
Impairment charges	2	3	(1)
Total operating expenses	1,648	1,644	4
Operating Income	502	513	(11)
Other Income and Expenses	30	19	11
Interest Expense	140	81	59
Income Before Income Taxes	392	451	(59)
Income Tax Expense	144	170	(26)
Net Income	$248	$281	$(33)
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

Increase (Decrease) over prior period	2017
Residential sales	(3.1)%
General service sales	(0.1)%
Industrial sales	(1.4)%
Wholesale and other	32.9%
Total sales	(0.3)%
Average number of customers	1.5%
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $35 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year;

•	a $30 million decrease in wholesale power revenues primarily due to contracts that expired in the prior year; and

•	a $22 million decrease in fuel and capacity revenues primarily due to a decrease in capacity rates to retail customers, partially offset by an increase in fuel rates to retail customers.
Partially offset by:

•	a $38 million increase in rider revenues primarily due to nuclear asset securitization beginning in July 2016 and extended power uprate project revenues beginning in 2017;

•	a $23 million increase in retail pricing due to the base rate adjustment for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project; and

•	a $20 million increase in weather-normal sales volumes to retail customers in the current year.
Operating Expenses. The variance was driven primarily by:

•	a $33 million increase in depreciation and amortization expense primarily due to nuclear regulatory asset amortization, as well as additional plant in service.
Partially offset by:

•	a $24 million decrease in fuel expense primarily due to decreased purchased power and lower deferred fuel and capacity costs, partially offset by higher generation costs; and

•	a $10 million decrease in operations and maintenance expense primarily due to lower planned outage costs.

PART I

Other Income and Expenses. The variance was driven by higher AFUDC equity return on the Citrus County Combined Cycle and Hines Energy Complex Chiller Uprate projects in the current year.
Interest Expense. The variance was primarily due to higher debt outstanding and lower debt returns driven by the CR3 regulatory asset debt return ending in June 2016 upon securitization.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the six months ended June 30, 2017 and 2016 were 36.7 percent and 37.7 percent, respectively.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Six Months Ended June 30,
(in millions)	2017	2016	Variance
Operating Revenues
Regulated electric	$665	$663	$2
Regulated natural gas	270	269	1
Nonregulated electric and other	20	12	8
Total operating revenues	955	944	11
Operating Expenses
Fuel used in electric generation and purchased power – regulated	183	211	(28)
Fuel used in electric generation and purchased power – nonregulated	29	23	6
Cost of natural gas	64	58	6
Operation, maintenance and other	261	241	20
Depreciation and amortization	130	125	5
Property and other taxes	139	136	3
Impairment Charges	1	—	1
Total operating expenses	807	794	13
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	148	151	(3)
Other Income and Expenses	8	3	5
Interest Expense	45	41	4
Income from Continuing Operations Before Income Taxes	111	113	(2)
Income Tax Expense from Continuing Operations	39	33	6
Income from Continuing Operations	72	80	(8)
Income from Discontinued Operations, net of tax	—	2	(2)
Net Income	$72	$82	$(10)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential sales	(0.9)%
General service sales	(1.1)%
Industrial sales	0.1%
Wholesale power sales	178.4%
Total sales	0.5%
Average number of customers	0.8%
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Operating Revenues. The variance was driven primarily by:

•
a $24 million increase in rider revenues primarily due to energy efficiency programs and a rate increase for the distribution capital investment rider, partially offset by a decrease in the percentage of income payment plan rider due to a rate decrease;

•	a $10 million increase in PJM Interconnection, LLC (PJM) transmission revenues;

•	a $7 million increase in other revenues related to OVEC; and

•	a $5 million increase in Bulk Power Marketing (BPM) sales.
Partially offset by:

•
a $24 million decrease in fuel revenues primarily due to lower electric fuel prices and sales volumes, partially offset by higher costs passed through to natural gas customers due to higher natural gas prices; and

•	a $13 million decrease in electric retail sales, net of fuel revenues, due to unfavorable weather in the current year.

PART I

Operating Expenses. The variance was driven primarily by:

•	a $20 million increase in operations and maintenance expense due to higher energy efficiency program costs and higher transmission and distribution operations costs;

•	a $6 million increase in natural gas costs due to higher gas prices; and

•	a $5 million increase in depreciation and amortization expense due to additional plant in service.
Partially offset by:

•	a $28 million decrease in fuel expense driven by lower sales volumes and lower electric fuel costs.
Income Tax Expense. The variance was primarily due to a higher effective tax rate, partially offset by lower pretax income. The effective tax rates for the six months ended June 30, 2017 and 2016 were 35.1 percent and 29.2 percent, respectively. The increase in the effective tax rate was primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.
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
On August 2, 2017, Duke Energy Kentucky filed notice with the Kentucky Public Service Commission (KPSC) that it intends to file a general rate case for its electric business on or about September 1, 2017, to recover costs of capital investments in generation, transmission and distribution systems and to recover other incremental expenses since its last rate case filed in 2006. Duke Energy Kentucky’s earnings could be adversely impacted if the rate increase is delayed or denied by the KPSC.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2017 and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Six Months Ended June 30,
(in millions)	2017	2016	Variance
Operating Revenues	$1,500	$1,416	$84
Operating Expenses
Fuel used in electric generation and purchased power	485	448	37
Operation, maintenance and other	366	351	15
Depreciation and amortization	216	222	(6)
Property and other taxes	37	45	(8)
Total operating expenses	1,104	1,066	38
Operating Income	396	350	46
Other Income and Expenses	17	10	7
Interest Expense	88	91	(3)
Income Before Income Taxes	325	269	56
Income Tax Expense	128	89	39
Net Income	$197	$180	$17
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential sales	(2.5)%
General service sales	(0.3)%
Industrial sales	0.2%
Wholesale power sales	(29.0)%
Total sales	(7.8)%
Average number of customers	0.9%
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $56 million increase in rider revenues related to Edwardsport Integrated Gasification Combined Cycle (IGCC) and energy efficiency programs; and

•	a $34 million increase in fuel revenues primarily due to higher purchased power costs passed through to customers and higher financial transmission right (FTR) revenues.
Operating Expenses. The variance was driven primarily by:

•	a $37 million increase in fuel and purchased power expense, primarily due to higher purchased power volumes and prices; and

•	a $15 million increase in operations and maintenance expense due to growth in energy efficiency programs and higher expenses at Edwardsport IGCC.
Partially offset by:

•	an $8 million decrease in property and other taxes primarily due to utilization of ITCs.
Other Income and Expenses. The increase was primarily driven by higher AFUDC equity.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the six months ended June 30, 2017 and 2016 were 39.4 percent and 33.1 percent, respectively. The increase in the effective tax rate was primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.

PART I

Matters Impacting Future Results
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. Duke Energy Indiana has interpreted the rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Duke Energy Indiana's interpretation of the requirements of the CCR rule is subject to potential legal challenges and further regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
The Indiana Utility Regulatory Commission (IURC) approved a settlement agreement between Duke Energy Indiana and multiple parties that resolves all disputes, claims and issues from the IURC proceedings related to post-commercial operating performance and recovery of ongoing operating and capital costs at the Edwardsport IGCC generating facility. The settlement agreement imposed a cost cap for retail recoverable operations and maintenance costs through 2017. An inability to manage operating costs in accordance with caps imposed pursuant to the agreement could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows.

PART I

PIEDMONT
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2017, Piedmont's Annual Report on Form 10-K for the year ended October 31, 2016, and the transition report filed on Form 10-Q (Form 10-QT) as of December 31, 2016, for the transition period from November 1, 2016 to December 31, 2016.
Results of Operations

	Six Months Ended June 30,
(in millions)	2017	2016	Variance
Operating Revenues
Regulated natural gas	$696	$660	$36
Nonregulated natural gas and other	5	5	—
Total operating revenues	701	665	36
Operating Expenses
Cost of natural gas	270	247	23
Operation, maintenance and other	153	147	6
Depreciation and amortization	71	68	3
Property and other taxes	25	22	3
Impairment charges	7	—	7
Total operating expenses	526	484	42
Operating Income	175	181	(6)
Equity in Earnings of Unconsolidated Affiliates	5	23	(18)
Other income and expenses, net	(1)	—	(1)
Total other income and expenses	4	23	(19)
Interest Expense	39	33	6
Income Before Income Taxes	140	171	(31)
Income Tax Expense	53	65	(12)
Net Income	$87	$106	$(19)
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential deliveries	(21.9)%
Commercial deliveries	(17.2)%
Industrial deliveries	(5.0)%
Power generation deliveries	(13.1)%
For resale	(10.6)%
Total throughput deliveries	(13.0)%
Secondary market volumes	2.5%
Average number of customers	1.6%
Piedmont's throughput was 227,290,541 dekatherms and 261,343,238 dekatherms for the six months ended June 30, 2017 and 2016, respectively. Due to the margin decoupling mechanism in North Carolina and weather normalization adjustment (WNA) mechanisms in South Carolina and Tennessee, changes in throughput deliveries do not have a material impact on Piedmont's revenues or earnings. The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The WNA mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Six Months Ended June 30, 2017 as Compared to June 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $23 million increase due to higher natural gas costs passed through to customers primarily due to higher natural gas prices; and

•
a $13 million increase in revenues to residential and commercial customers, net of natural gas costs passed through to customers, primarily due to Integrity Management Rider (IMR) rate adjustments, customer growth and wholesale marketing revenue.

Operating Expenses. The variance was driven by:

•	a $23 million increase in costs of natural gas primarily due to higher natural gas prices;

•	a $6 million increase in operations and maintenance expense primarily due to higher severance and contract labor expenses; and

•	a $7 million increase due to an impairment of software resulting from planned accounting system and process integration in 2018.

PART I

Equity in Earnings of Unconsolidated Affiliates. The decrease was primarily due to equity earnings from the investment in SouthStar Energy Services, LLC (SouthStar) in the prior year. Piedmont sold its 15 percent membership interest in SouthStar on October 3, 2016.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the six months ended June 30, 2017 and 2016 were 37.9 percent and 38.0 percent, respectively.

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
CREDIT FACILITIES AND REGISTRATION STATEMENTS
Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding Duke Energy's available credit facilities including the Master Credit Facility.
Shelf Registration
In September 2016, Duke Energy filed a registration statement (Form S-3) with the U.S. Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.
In January 2017, Duke Energy amended its Form S-3 to add Piedmont as a registrant and included in the amendment a prospectus for Piedmont under which it may issue debt securities in the same manner as other Duke Energy Registrants.
DEBT MATURITIES
Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
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
Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately the Master Credit and Revolving Facilities, to support these operations. Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Reports on Form 10-K for additional information).
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65 percent for all borrowers except Piedmont. The debt-to-total capitalization ratio for Piedmont is not to exceed 70 percent. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2017, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
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
In May 2017, Moody’s changed their rating outlook for Duke Energy Corporation to stable from negative and affirmed Duke Energy Corporation's credit ratings.

PART I

Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2017	2016
Cash flows provided by (used in):
Operating activities	$2,756	$3,225
Investing activities	(4,324)	(3,608)
Financing activities	1,474	202
Changes in cash and cash equivalents included in assets held for sale	—	79
Net decrease in cash and cash equivalents	(94)	(102)
Cash and cash equivalents at beginning of period	392	383
Cash and cash equivalents at end of period	$298	$281
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2017	2016
Net income	$1,406	$1,211
Non-cash adjustments to net income	2,434	2,231
Payments for asset retirement obligations	(272)	(263)
Working capital	(812)	46
Net cash provided by operating activities	$2,756	$3,225
The variance was primarily due to:

•
an $858 million decrease in cash flows from working capital due to the timing of the payment of accruals; increased taxes accrued resulting from an increased effective tax rate; warmer winter weather; and the absence of the International Disposal Group's operating cash flows.

Partially offset by:

•
a $398 million increase in net income after non-cash adjustments, primarily due to higher regulated electric revenues from increased pricing; lower operations and maintenance expense; and the additional Piedmont earnings contribution in the current year.

INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2017	2016
Capital, investment and acquisition expenditures	$(4,218)	$(3,529)
Other investing items	(106)	(79)
Net cash used in investing activities	$(4,324)	$(3,608)
The variance was primarily due to:

•
a $689 million increase in capital, investment and acquisition expenditures due to growth in regulated generation investments and natural gas infrastructure; partially offset by a reduction in Commercial Renewables capital expenditures.

PART I

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2017	2016
Issuances of long-term debt, net	$1,725	$2,719
Notes payable and commercial paper	981	(1,341)
Dividends paid	(1,200)	(1,140)
Other financing items	(32)	(36)
Net cash provided by financing activities	$1,474	$202
The variance was due to:

•
a $2,322 million decrease in cash outflows for the net payments of notes payable and commercial paper primarily through the use of the proceeds from $1,294 million nuclear asset-recovery bonds issued at Duke Energy Florida in the prior year, further increased by the repayment of commercial paper at the end of 2016 with proceeds from the sale of the international business.

Partially offset by:

•
a $994 million decrease in issuances of long-term debt caused by the prior year $1,294 million nuclear asset-recovery bonds issued at Duke Energy Florida net of a $300 million increase in proceeds from net issuances of long-term debt.

Summary of Significant Debt Issuances
Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances.
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
Coal Combustion Residuals
In April 2015, the EPA published a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. As a result of the EPA rule, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded additional ARO amounts during 2015. Various industry and environmental parties have appealed the EPA's CCR rule in the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On April 18, 2016, the EPA filed a motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. Oral argument on the remaining issues has not been scheduled. Duke Energy does not expect a material impact from the settlement or that it will result in additional ARO adjustments. The Utility Solid Waste Activities Group filed a petition with the EPA seeking to have EPA reconsider certain provisions of the final rule, extend remaining compliance deadlines and ask the D.C. Circuit Court to hold the litigation in abeyance.
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

PART I

Coal Ash Management Act of 2014
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at June 30, 2017, and December 31, 2016, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. On July 14, 2016, the Coal Ash Act was amended requiring Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The legislation ranked basins at the H.F. Lee, Cape Fear and Weatherspoon stations as intermediate risk consistent with Duke Energy's previously announced plans to excavate those basins. These specific intermediate-risk basins require closure through excavation including a combination of transferring ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of these specific intermediate-risk basins is required to be completed no later than August 1, 2028. Upon satisfactory completion of the dam improvement projects and installation of alternative drinking water sources by October 15, 2018, the legislation requires the NCDEQ to reclassify all remaining sites, excluding H.F. Lee, Cape Fear and Weatherspoon, as low risk. In January 2017, NCDEQ issued preliminary approval of Duke Energy's plans for the alternative water sources.
Additionally, the July 2016 legislation requires the installation and operation of three large-scale coal ash beneficiation projects, which are expected to produce reprocessed ash for use in the concrete industry. Closure of basins at sites with these beneficiation projects are required to be completed no later than December 31, 2029. On October 5, 2016, Duke Energy announced Buck Steam Station as a first location for one of the beneficiation projects. On December 13, 2016, Duke Energy announced H.F. Lee as the second location. On June 30, 2017, Duke Energy announced the Cape Fear Plant as the third beneficiation location.
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
Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. Affected facilities must comply between 2018 and 2023, depending on timing of new Clean Water Act (CWA) permits. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. The Duke Energy Registrants are well-positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG for wastewater associated rule focused on the limits imposed on integrated gas combined-cycle facilities. All challenges to the rule have been consolidated in the Fifth Circuit Court of Appeals. On April 13, 2017, the EPA administrator granted petitions from the Utility Water Act Group and U.S. Small Business Administration requesting reconsideration and an administrative stay of compliance dates in the ELG rule that have not yet passed pending judicial review, effective April 25, 2017. Briefing in the case was scheduled to conclude on July 5, 2017, however, on April 24, 2017, the Fifth Circuit Court of Appeals granted EPA's request to stay the pending litigation on the ELG rule until August 12, 2017. By the end of the stay period, EPA intends to inform the court of the portions of the rule, if any, that it will seek to have remanded to the agency for further rulemaking. On June 6, 2017, the EPA issued a proposed rule seeking comment on postponing the compliance deadlines for direct and indirect discharges of fly ash transport water, bottom ash transport water, flue gas desulfurization wastewater, flue gas mercury control wastewater and IGCC gasification wastewater. The Duke Energy Registrants cannot predict the outcome of these matters.

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

(in millions)	Estimated Cost
Duke Energy	$1,225
Duke Energy Carolinas	530
Progress Energy	350
Duke Energy Progress	260
Duke Energy Florida	90
Duke Energy Ohio	125
Duke Energy Indiana	220
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
Cross-State Air Pollution Rule
On December 3, 2015, the EPA proposed a rule to lower the Cross-State Air Pollution Rule (CSAPR) Phase 2 state ozone season nitrogen oxide (NOX) emission budgets for 23 eastern states, including North Carolina, Ohio, Kentucky and Indiana. The EPA also proposed to eliminate the CSAPR Phase 2 ozone season state NOX budgets for Florida and South Carolina. On September 7, 2016, the EPA finalized the CSAPR Update Rule that reduces the CSAPR Phase 2 state ozone season NOX emission budgets for 22 eastern states, including Ohio, Kentucky and Indiana. In the final CSAPR Update Rule, the EPA removed Florida, South Carolina and North Carolina from the ozone season NOx program. Beginning in 2017, Duke Energy Registrants in these states will not be subject to any CSAPR ozone season NOx emission limitations. For the states that remain in the program, the reduced state ozone season NOx emission budgets took effect on May 1, 2017. In Kentucky and Indiana, where Duke Energy Registrants own and operate coal-fired electric generating units (EGUs) subject to the final rule requirements, potential near-term responses could include changing unit dispatch to run certain generating units less frequently and/or purchasing NOx allowances from the trading market. Longer term, upgrading the performance of existing NOx controls is an option. The Indiana Utility Group and the Indiana Energy Association jointly filed a petition for reconsideration asking that the EPA correct errors it made in calculating the Indiana budget and increase the budget accordingly. EPA has yet to act on the petition. Numerous parties have filed petitions with the D.C. Circuit Court challenging various aspects of the CSAPR Update Rule. Briefing in the case is scheduled to begin on August 21, 2017. The date for oral argument has not been established. The Duke Energy Registrants cannot predict the outcome of these matters.
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
On March 28, 2017, President Trump signed an Executive Order directing EPA to review the rule and determine whether to suspend, revise or rescind it. On the same day, the Department of Justice (DOJ) filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. Subsequent to the DOJ motion, the D.C. Circuit Court canceled oral argument in the case, which had been scheduled for April 17, 2017. On April 28, 2017, the court ordered that the litigation be suspended for 60 days and directing parties to file supplemental briefs by May 15, 2017, addressing whether the rule should be remanded to EPA rather than be suspended. The court has yet to issue an order. The rule remains in effect pending the outcome of litigation and EPA’s review. EPA has not announced a schedule for completing its review. The Duke Energy Registrants cannot predict the outcome of these matters, but do not expect the impacts of the current final standards will be material to Duke Energy's financial position, results of operations or cash flows.
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

PART I

On March 28, 2017, President Trump signed an Executive Order directing EPA to review the CPP and determine whether to suspend, revise or rescind the rule. On the same day the DOJ filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. On April 28, 2017, the court issued an order to suspend the litigation for 60 days and directing parties to file supplemental briefs by May 15, 2017, addressing whether the rule should be remanded to the EPA rather than be suspended. The court has yet to issue an order. Neither the Executive Order nor the court's order change the current status of the CPP, which is under a legal hold by the U.S. Supreme Court. The EPA has not announced a schedule for completing its review. The Duke Energy Registrants cannot predict the outcome of these matters.
Global Climate Change
For other information on global climate change and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
North Carolina Legislation
In July 2017, the North Carolina General Assembly passed House Bill 589 and it was subsequently enacted into law by the Governor. The law includes, among other things, overall reform of the application of the Public Utility Regulatory Policies Act of 1978 (PURPA) for new solar projects in the state, a requirement for the utility to procure approximately 2,600 MW of renewable energy through a competitive bidding process and recovery of costs related to the competitive bidding process through the fuel clause and a competitive procurement rider. Duke Energy is evaluating the impact of this law.
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
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2017, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and six months ended June 30, 2017, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Subsequent Events
See Note 17 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and six months ended June 30, 2017, there were no material changes to the Duke Energy Registrants' disclosures about market risk. For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

PART I

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings, including regulatory and environmental matters, see Note 4, "Regulatory Matters," and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. For additional information, see Item 3, "Legal Proceedings," in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
There were no issuer purchases of equity securities during the second quarter of 2017.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
*4.1	Sixteenth Supplemental Indenture, dated as of June 13, 2017.	X
10.1
$1,000,000,000 Credit Agreement, dated as of June 14, 2017, among Duke Energy Corporation, the lenders listed therein, The Bank of Nova Scotia, as Administrative Agent, PNC Bank, National Association, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as Co-Syndication Agents, and Bank of China, New York Branch, BNP Paribas, Santander Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 14, 2017, File No. 1-32853).
X
10.2
$250,000,000 Term Loan Credit Agreement, dated as of June 14, 2017, among Piedmont Natural Gas Company, Inc., the lenders listed therein, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and Regions Bank, as Co-Syndication Agents, and PNC Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 14, 2017, File No. 1-32853).
X
*10.3	Duke Energy Corporation Director Compensation Program Summary	X
*12	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X

PART II

*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

PART II

*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document.	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
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

Date:	August 3, 2017	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2017	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr. Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)