Form 10-Q
period 2017-09-30
Duke Energy CORP; DUKE ENERGY FLORIDA, LLC.; Duke Energy Indiana, LLC; DUKE ENERGY PROGRESS, LLC.; Duke Energy Carolinas, LLC; PROGRESS ENERGY INC; PIEDMONT NATURAL GAS CO INC; Duke Energy Ohio, Inc.
filed 2017-11-03
CIK 1326160, 37637, 81020, 17797, 30371, 1094093, 78460, 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒	Piedmont	Yes ☐	No ☒
Number of shares of Common stock outstanding at September 30, 2017:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	699,975,614
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

◦	The ability to complete necessary or desirable pipeline expansion or infrastructure projects in our natural gas business;

◦	Operational interruptions to our natural gas distribution and transmission activities;

◦	The availability of adequate interstate pipeline transportation capacity and natural gas supply;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per-share amounts)	2017	2016	2017	2016
Operating Revenues
Regulated electric	$6,091	$6,303	$16,122	$16,321
Regulated natural gas	247	89	1,168	355
Nonregulated electric and other	144	184	476	490
Total operating revenues	6,482	6,576	17,766	17,166
Operating Expenses
Fuel used in electric generation and purchased power	1,863	2,031	4,853	5,140
Cost of natural gas	68	6	402	64
Operation, maintenance and other	1,442	1,460	4,282	4,227
Depreciation and amortization	900	819	2,594	2,402
Property and other taxes	313	302	924	887
Impairment charges	207	10	216	14
Total operating expenses	4,793	4,628	13,271	12,734
Gains on Sales of Other Assets and Other, net	6	6	24	21
Operating Income	1,695	1,954	4,519	4,453
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	36	(60)	101	(37)
Other income and expenses, net	88	86	255	237
Total other income and expenses	124	26	356	200
Interest Expense	498	464	1,475	1,431
Income From Continuing Operations Before Income Taxes	1,321	1,516	3,400	3,222
Income Tax Expense from Continuing Operations	364	515	1,035	1,020
Income From Continuing Operations	957	1,001	2,365	2,202
(Loss) Income From Discontinued Operations, net of tax	(2)	180	(4)	190
Net Income	955	1,181	2,361	2,392
Less: Net Income Attributable to Noncontrolling Interests	1	5	5	13
Net Income Attributable to Duke Energy Corporation	$954	$1,176	$2,356	$2,379

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.36	$1.44	$3.37	$3.19
Diluted	$1.36	$1.44	$3.37	$3.18
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$—	$0.26	$(0.01)	$0.26
Diluted	$—	$0.26	$(0.01)	$0.26
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.36	$1.70	$3.36	$3.45
Diluted	$1.36	$1.70	$3.36	$3.44
Weighted average shares outstanding
Basic	700	689	700	689
Diluted	700	691	700	690

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net Income	$955	$1,181	$2,361	$2,392
Other Comprehensive Income, net of tax
Foreign currency translation adjustments	—	(12)	—	95
Pension and OPEB adjustments	—	—	2	2
Net unrealized gains (losses) on cash flow hedges	2	6	(2)	(19)
Reclassification into earnings from cash flow hedges	(2)	1	3	3
Unrealized gains on available-for-sale securities	2	—	10	7
Other Comprehensive Income (Loss), net of tax	2	(5)	13	88
Comprehensive Income	957	1,176	2,374	2,480
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	4	5	16
Comprehensive Income Attributable to Duke Energy Corporation	$956	$1,172	$2,369	$2,464

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$282	$392
Receivables (net of allowance for doubtful accounts of $13 at 2017 and $14 at 2016)	528	751
Receivables of VIEs (net of allowance for doubtful accounts of $54 at 2017 and 2016)	2,089	1,893
Inventory	3,265	3,522
Regulatory assets (includes $51 at 2017 and $50 at 2016 related to VIEs)	1,109	1,023
Other	433	458
Total current assets	7,706	8,039
Property, Plant and Equipment
Cost	125,582	121,397
Accumulated depreciation and amortization	(41,161)	(39,406)
Generation facilities to be retired, net	441	529
Net property, plant and equipment	84,862	82,520
Other Noncurrent Assets
Goodwill	19,418	19,425
Regulatory assets (includes $1,101 at 2017 and $1,142 at 2016 related to VIEs)	13,367	12,878
Nuclear decommissioning trust funds	6,814	6,205
Investments in equity method unconsolidated affiliates	1,366	925
Other	2,792	2,769
Total other noncurrent assets	43,757	42,202
Total Assets	$136,325	$132,761
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,645	$2,994
Notes payable and commercial paper	1,899	2,487
Taxes accrued	627	384
Interest accrued	538	503
Current maturities of long-term debt (includes $215 at 2017 and $260 at 2016 related to VIEs)	2,485	2,319
Asset retirement obligations	619	411
Regulatory liabilities	273	409
Other	1,734	2,044
Total current liabilities	10,820	11,551
Long-Term Debt (includes $4,219 at 2017 and $3,587 at 2016 related to VIEs)	48,929	45,576
Other Noncurrent Liabilities
Deferred income taxes	15,058	14,155
Asset retirement obligations	9,586	10,200
Regulatory liabilities	7,027	6,881
Accrued pension and other post-retirement benefit costs	1,105	1,111
Investment tax credits	534	493
Other	1,624	1,753
Total other noncurrent liabilities	34,934	34,593
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 700 million shares outstanding at 2017 and 2016	1	1
Additional paid-in capital	38,774	38,741
Retained earnings	2,936	2,384
Accumulated other comprehensive loss	(80)	(93)
Total Duke Energy Corporation stockholders' equity	41,631	41,033
Noncontrolling interests	11	8
Total equity	41,642	41,041
Total Liabilities and Equity	$136,325	$132,761

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,361	$2,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,990	2,847
Equity component of AFUDC	(175)	(140)
Gains on sales of other assets	(28)	(27)
Impairment charges	216	279
Deferred income taxes	1,016	648
Equity in earnings of unconsolidated affiliates	(101)	(34)
Accrued pension and other post-retirement benefit costs	19	12
Contributions to qualified pension plans	(8)	—
Payments for asset retirement obligations	(420)	(443)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	4	36
Receivables	80	(276)
Inventory	248	455
Other current assets	(176)	(163)
Increase (decrease) in
Accounts payable	(554)	(207)
Taxes accrued	233	417
Other current liabilities	(532)	(157)
Other assets	(160)	(64)
Other liabilities	(2)	36
Net cash provided by operating activities	5,011	5,611
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,841)	(5,252)
Contributions to equity method investments	(370)	(198)
Purchases of available-for-sale securities	(3,170)	(4,048)
Proceeds from sales and maturities of available-for-sale securities	3,199	4,107
Change in restricted cash	(29)	(34)
Other	(149)	(130)
Net cash used in investing activities	(6,360)	(5,555)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	5,710	8,647
Issuance of common stock related to employee benefit plans	—	7
Payments for the redemption of long-term debt	(2,035)	(988)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	265	1,424
Payments for the redemption of short-term debt with original maturities greater than 90 days	(237)	(492)
Notes payable and commercial paper	(647)	(1,579)
Dividends paid	(1,825)	(1,731)
Other	8	(22)
Net cash provided by financing activities	1,239	5,266
Changes in cash and cash equivalents associated with assets held for sale	—	11
Net (decrease) increase in cash and cash equivalents	(110)	5,333
Cash and cash equivalents at beginning of period	392	383
Cash and cash equivalents at end of period	$282	$5,716
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$740	$631

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
							Net Unrealized		Total
					Foreign	Net	(Losses) Gains		Duke Energy
	Common		Additional		Currency	Losses on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2015	688	$1	$37,968	$2,564	$(692)	$(50)	$(3)	$(61)	$39,727	$44	$39,771
Net income	—	—	—	2,379	—	—	—	—	2,379	13	2,392
Other comprehensive income (loss)	—	—	—	—	92	(16)	7	2	85	3	88
Common stock issuances, including dividend reinvestment and employee benefits	1	—	29	—	—	—	—	—	29	—	29
Common stock dividends	—	—	—	(1,731)	—	—	—	—	(1,731)	—	(1,731)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2016	689	$1	$37,997	$3,212	$(600)	$(66)	$4	$(59)	$40,489	$57	$40,546

Balance at December 31, 2016	700	$1	$38,741	$2,384	$—	$(20)	$(1)	$(72)	$41,033	$8	$41,041
Net income	—	—	—	2,356	—	—	—	—	2,356	5	2,361
Other comprehensive income	—	—	—	—	—	1	10	2	13	—	13
Common stock issuances, including dividend reinvestment and employee benefits	—	—	33	—	—	—	—	—	33	—	33
Common stock dividends	—	—	—	(1,825)	—	—	—	—	(1,825)	—	(1,825)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(2)	(2)
Other(a)	—	—	—	21	—	—	—	—	21	—	21
Balance at September 30, 2017	700	$1	$38,774	$2,936	$—	$(19)	$9	$(70)	$41,631	$11	$41,642

(a)	Cumulative-effect adjustment due to implementation of a new accounting standard related to stock-based compensation and the associated income taxes. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$2,136	$2,226	$5,581	$5,641
Operating Expenses
Fuel used in electric generation and purchased power	531	581	1,394	1,391
Operation, maintenance and other	480	493	1,431	1,481
Depreciation and amortization	281	268	804	802
Property and other taxes	67	68	206	206
Total operating expenses	1,359	1,410	3,835	3,880
Loss on Sales of Other Assets and Other, net	—	(1)	—	(1)
Operating Income	777	815	1,746	1,760
Other Income and Expenses, net	26	39	99	121
Interest Expense	108	102	314	316
Income Before Income Taxes	695	752	1,531	1,565
Income Tax Expense	229	258	522	539
Net Income	$466	$494	$1,009	$1,026
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	—	1	1
Comprehensive Income	$466	$494	$1,010	$1,027

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$18	$14
Receivables (net of allowance for doubtful accounts of $2 at 2017 and 2016)	180	160
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2017 and 2016)	691	645
Receivables from affiliated companies	146	163
Notes receivable from affiliated companies	—	66
Inventory	1,000	1,055
Regulatory assets	237	238
Other	27	37
Total current assets	2,299	2,378
Property, Plant and Equipment
Cost	42,321	41,127
Accumulated depreciation and amortization	(14,969)	(14,365)
Net property, plant and equipment	27,352	26,762
Other Noncurrent Assets
Regulatory assets	3,077	3,159
Nuclear decommissioning trust funds	3,621	3,273
Other	910	943
Total other noncurrent assets	7,608	7,375
Total Assets	$37,259	$36,515
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$726	$833
Accounts payable to affiliated companies	159	247
Notes payable to affiliated companies	468	—
Taxes accrued	368	143
Interest accrued	135	102
Current maturities of long-term debt	705	116
Asset retirement obligations	304	222
Regulatory liabilities	105	161
Other	435	468
Total current liabilities	3,405	2,292
Long-Term Debt	8,520	9,187
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	6,796	6,544
Asset retirement obligations	3,297	3,673
Regulatory liabilities	2,884	2,840
Accrued pension and other post-retirement benefit costs	108	97
Investment tax credits	234	203
Other	559	607
Total other noncurrent liabilities	13,878	13,964
Commitments and Contingencies
Equity
Member's equity	11,164	10,781
Accumulated other comprehensive loss	(8)	(9)
Total equity	11,156	10,772
Total Liabilities and Equity	$37,259	$36,515

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,009	$1,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,051	1,020
Equity component of AFUDC	(79)	(75)
Losses on sales of other assets and other, net	—	1
Deferred income taxes	330	382
Accrued pension and other post-retirement benefit costs	—	3
Payments for asset retirement obligations	(201)	(204)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	4
Receivables	(40)	(191)
Receivables from affiliated companies	17	19
Inventory	50	217
Other current assets	8	81
Increase (decrease) in
Accounts payable	(78)	(179)
Accounts payable to affiliated companies	(88)	(100)
Taxes accrued	225	248
Other current liabilities	(149)	51
Other assets	(18)	57
Other liabilities	(26)	(15)
Net cash provided by operating activities	2,012	2,345
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,747)	(1,531)
Purchases of available-for-sale securities	(1,660)	(2,070)
Proceeds from sales and maturities of available-for-sale securities	1,664	2,070
Notes receivable from affiliated companies	66	131
Other	(58)	(65)
Net cash used in investing activities	(1,735)	(1,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	992
Payments for the redemption of long-term debt	(115)	(3)
Notes payable to affiliated companies	468	—
Distributions to parent	(625)	(1,800)
Other	(1)	—
Net cash used in financing activities	(273)	(811)
Net increase in cash and cash equivalents	4	69
Cash and cash equivalents at beginning of period	14	13
Cash and cash equivalents at end of period	$18	$82
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$292	$228

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2015	$11,617	$(11)	$11,606
Net income	1,026	—	1,026
Other comprehensive income	—	1	1
Distributions to parent	(1,800)	—	(1,800)
Other	(3)	—	(3)
Balance at September 30, 2016	$10,840	$(10)	$10,830

Balance at December 31, 2016	$10,781	$(9)	$10,772
Net income	1,009	—	1,009
Other comprehensive income	—	1	1
Distributions to parent	(625)	—	(625)
Other	(1)	—	(1)
Balance at September 30, 2017	$11,164	$(8)	$11,156

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$2,864	$2,965	$7,435	$7,645
Operating Expenses
Fuel used in electric generation and purchased power	1,031	1,120	2,588	2,832
Operation, maintenance and other	572	582	1,650	1,699
Depreciation and amortization	334	318	958	904
Property and other taxes	140	136	386	375
Impairment charges	135	1	137	4
Total operating expenses	2,212	2,157	5,719	5,814
Gains on Sales of Other Assets and Other, net	5	6	19	18
Operating Income	657	814	1,735	1,849
Other Income and Expenses, net	20	31	65	79
Interest Expense	193	177	595	497
Income Before Income Taxes	484	668	1,205	1,431
Income Tax Expense	141	219	384	496
Net Income	343	449	821	935
Less: Net Income Attributable to Noncontrolling Interests	2	3	7	8
Net Income Attributable to Parent	$341	$446	$814	$927

Net Income	$343	$449	$821	$935
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	3	—	5	2
Net unrealized (loss) gain on cash flow hedges	(2)	—	4	—
Reclassification into earnings from cash flow hedges	—	1	—	4
Unrealized gains on available-for-sale securities	1	1	3	2
Other Comprehensive Income, net of tax	2	2	12	8
Comprehensive Income	345	451	833	943
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	3	7	8
Comprehensive Income Attributable to Parent	$343	$448	$826	$935

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$30	$46
Receivables (net of allowance for doubtful accounts of $4 at 2017 and $6 at 2016)	93	114
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2017 and 2016)	900	692
Receivables from affiliated companies	—	106
Notes receivable from affiliated companies	170	80
Inventory	1,584	1,717
Regulatory assets (includes $51 at 2017 and $50 at 2016 related to VIEs)	440	401
Other	243	148
Total current assets	3,460	3,304
Property, Plant and Equipment
Cost	46,659	44,864
Accumulated depreciation and amortization	(15,760)	(15,212)
Generation facilities to be retired, net	441	529
Net property, plant and equipment	31,340	30,181
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,101 at 2017 and $1,142 at 2016 related to VIEs)	6,438	5,722
Nuclear decommissioning trust funds	3,194	2,932
Other	909	856
Total other noncurrent assets	14,196	13,165
Total Assets	$48,996	$46,650
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,015	$1,003
Accounts payable to affiliated companies	289	348
Notes payable to affiliated companies	576	729
Taxes accrued	227	83
Interest accrued	216	201
Current maturities of long-term debt (includes $53 at 2017 and $62 at 2016 related to VIEs)	770	778
Asset retirement obligations	250	189
Regulatory liabilities	121	189
Other	652	745
Total current liabilities	4,116	4,265
Long-Term Debt (includes $1,689 at 2017 and $1,741 at 2016 related to VIEs)	16,717	15,590
Long-Term Debt Payable to Affiliated Companies	150	1,173
Other Noncurrent Liabilities
Deferred income taxes	6,463	5,246
Asset retirement obligations	5,189	5,286
Regulatory liabilities	2,511	2,395
Accrued pension and other post-retirement benefit costs	535	547
Other	298	341
Total other noncurrent liabilities	14,996	13,815
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2017 and 2016	—	—
Additional paid-in capital	9,143	8,094
Retained earnings	3,906	3,764
Accumulated other comprehensive loss	(26)	(38)
Total Progress Energy, Inc. stockholders' equity	13,023	11,820
Noncontrolling interests	(6)	(13)
Total equity	13,017	11,807
Total Liabilities and Equity	$48,996	$46,650

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$821	$935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,130	1,071
Equity component of AFUDC	(68)	(51)
Gains on sales of other assets	(20)	(23)
Impairment charges	137	4
Deferred income taxes	651	425
Accrued pension and other post-retirement benefit costs	(9)	(19)
Payments for asset retirement obligations	(190)	(203)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	33
Receivables	(182)	(155)
Receivables from affiliated companies	102	329
Inventory	126	99
Other current assets	(279)	(30)
Increase (decrease) in
Accounts payable	(281)	(24)
Accounts payable to affiliated companies	(59)	(109)
Taxes accrued	143	159
Other current liabilities	(184)	(156)
Other assets	(100)	(90)
Other liabilities	(85)	(4)
Net cash provided by operating activities	1,654	2,191
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,419)	(2,286)
Purchases of available-for-sale securities	(1,393)	(1,849)
Proceeds from sales and maturities of available-for-sale securities	1,411	1,899
Proceeds from insurance	4	58
Notes receivable from affiliated companies	(90)	(43)
Change in restricted cash	5	(6)
Other	(40)	(17)
Net cash used in investing activities	(2,522)	(2,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,720	2,375
Payments for the redemption of long-term debt	(611)	(327)
Notes payable to affiliated companies	(129)	(798)
Dividends to parent	(125)	(1,075)
Other	(3)	(1)
Net cash provided by financing activities	852	174
Net (decrease) increase in cash and cash equivalents	(16)	121
Cash and cash equivalents at beginning of period	46	44
Cash and cash equivalents at end of period	$30	$165
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$174	$228
Equitization of certain notes payable to affiliates	1,047	—
Dividend to parent related to a legal entity restructuring	547	—

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
				Net Unrealized		Total Progress
	Additional		Net Losses on	Gains on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2015	$8,092	$4,831	$(31)	$—	$(17)	$12,875	$(22)	$12,853
Net income	—	927	—	—	—	927	8	935
Other comprehensive income	—	—	4	2	2	8	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(1,075)	—	—	—	(1,075)	—	(1,075)
Other	4	—	—	—	—	4	(1)	3
Balance at September 30, 2016	$8,096	$4,683	$(27)	$2	$(15)	$12,739	$(16)	$12,723

Balance at December 31, 2016	$8,094	$3,764	$(23)	$1	$(16)	$11,820	$(13)	$11,807
Net income	—	814	—	—	—	814	7	821
Other comprehensive income	—	—	4	3	5	12	—	12
Dividends to parent(a)	—	(672)	—	—	—	(672)	—	(672)
Equitization of certain notes payable to affiliates	1,047	—	—	—	—	1,047	—	1,047
Other	2	—	—	—	—	2	—	2
Balance at September 30, 2017	$9,143	$3,906	$(19)	$4	$(11)	$13,023	$(6)	$13,017

(a)	Includes a $547 million non-cash dividend related to a legal entity restructuring.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$1,460	$1,583	$3,878	$4,103
Operating Expenses
Fuel used in electric generation and purchased power	475	569	1,214	1,441
Operation, maintenance and other	352	360	1,032	1,067
Depreciation and amortization	182	176	536	526
Property and other taxes	40	40	120	119
Impairment charges	—	1	—	1
Total operating expenses	1,049	1,146	2,902	3,154
Gains on Sales of Other Assets and Other, net	—	1	3	2
Operating Income	411	438	979	951
Other Income and Expenses, net	14	18	47	47
Interest Expense	65	61	217	188
Income Before Income Taxes	360	395	809	810
Income Tax Expense	114	124	262	271
Net Income and Comprehensive Income	$246	$271	$547	$539

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$15	$11
Receivables (net of allowance for doubtful accounts of $1 at 2017 and $4 at 2016)	29	51
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2017 and 2016)	472	404
Receivables from affiliated companies	8	5
Notes receivable from affiliated companies	101	165
Inventory	1,018	1,076
Regulatory assets	230	188
Other	40	57
Total current assets	1,913	1,957
Property, Plant and Equipment
Cost	29,104	28,419
Accumulated depreciation and amortization	(10,793)	(10,561)
Generation facilities to be retired, net	441	529
Net property, plant and equipment	18,752	18,387
Other Noncurrent Assets
Regulatory assets	3,588	3,243
Nuclear decommissioning trust funds	2,463	2,217
Other	565	525
Total other noncurrent assets	6,616	5,985
Total Assets	$27,281	$26,329
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$271	$589
Accounts payable to affiliated companies	207	227
Taxes accrued	137	104
Interest accrued	91	102
Current maturities of long-term debt	203	452
Asset retirement obligations	250	189
Regulatory liabilities	107	158
Other	318	365
Total current liabilities	1,584	2,186
Long-Term Debt	7,204	6,409
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	3,606	3,323
Asset retirement obligations	4,426	4,508
Regulatory liabilities	2,097	1,946
Accrued pension and other post-retirement benefit costs	246	252
Investment tax credits	144	146
Other	44	51
Total other noncurrent liabilities	10,563	10,226
Commitments and Contingencies
Equity
Member's Equity	7,780	7,358
Total Liabilities and Equity	$27,281	$26,329
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$547	$539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	691	679
Equity component of AFUDC	(35)	(34)
Gains on sales of other assets	(4)	(4)
Impairment charges	—	1
Deferred income taxes	287	325
Accrued pension and other post-retirement benefit costs	(15)	(24)
Payments for asset retirement obligations	(149)	(163)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	—
Receivables	(47)	(78)
Receivables from affiliated companies	(3)	11
Inventory	52	91
Other current assets	(34)	37
Increase (decrease) in
Accounts payable	(286)	(44)
Accounts payable to affiliated companies	(20)	(47)
Taxes accrued	33	76
Other current liabilities	(139)	37
Other assets	(49)	(32)
Other liabilities	(9)	(10)
Net cash provided by operating activities	818	1,360
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,247)	(1,106)
Purchases of available-for-sale securities	(995)	(1,470)
Proceeds from sales and maturities of available-for-sale securities	974	1,448
Notes receivable from affiliated companies	64	(65)
Other	(26)	(27)
Net cash used in investing activities	(1,230)	(1,220)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	812	505
Payments for the redemption of long-term debt	(270)	(15)
Notes payable to affiliated companies	—	(209)
Distributions to parent	(125)	(301)
Other	(1)	1
Net cash provided by (used in) financing activities	416	(19)
Net increase in cash and cash equivalents	4	121
Cash and cash equivalents at beginning of period	11	15
Cash and cash equivalents at end of period	$15	$136
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$116	$66

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2015	$7,059
Net income	539
Distributions to parent	(301)
Balance at September 30, 2016	$7,297

Balance at December 31, 2016	$7,358
Net income	547
Distributions to parent	(125)
Balance at September 30, 2017	$7,780

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$1,401	$1,381	$3,551	$3,538
Operating Expenses
Fuel used in electric generation and purchased power	557	550	1,374	1,391
Operation, maintenance and other	216	219	610	623
Depreciation and amortization	154	142	423	378
Property and other taxes	99	96	265	256
Impairment charges	135	1	137	4
Total operating expenses	1,161	1,008	2,809	2,652
Operating Income	240	373	742	886
Other Income and Expenses, net	15	11	45	30
Interest Expense	71	62	211	143
Income Before Income Taxes	184	322	576	773
Income Tax Expense	64	116	208	286
Net Income	$120	$206	$368	$487
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	1	1	3	2
Comprehensive Income	$121	$207	$371	$489

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$8	$16
Receivables (net of allowance for doubtful accounts of $3 at 2017 and $2 at 2016)	61	61
Receivables of VIEs (net of allowance for doubtful accounts of $2 at 2017 and 2016)	428	288
Receivables from affiliated companies	—	5
Notes receivable from affiliated companies	70	—
Inventory	566	641
Regulatory assets (includes $51 at 2017 and $50 at 2016 related to VIEs)	211	213
Other (includes $20 at 2017 and $53 at 2016 related to VIEs)	154	125
Total current assets	1,498	1,349
Property, Plant and Equipment
Cost	17,546	16,434
Accumulated depreciation and amortization	(4,960)	(4,644)
Net property, plant and equipment	12,586	11,790
Other Noncurrent Assets
Regulatory assets (includes $1,101 at 2017 and $1,142 at 2016 related to VIEs)	2,850	2,480
Nuclear decommissioning trust funds	731	715
Other	293	278
Total other noncurrent assets	3,874	3,473
Total Assets	$17,958	$16,612
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$744	$413
Accounts payable to affiliated companies	90	125
Notes payable to affiliated companies	—	297
Taxes accrued	143	33
Interest accrued	71	49
Current maturities of long-term debt (includes $53 at 2017 and $62 at 2016 related to VIEs)	567	326
Regulatory liabilities	14	31
Other	310	352
Total current liabilities	1,939	1,626
Long-Term Debt (includes $1,389 at 2017 and $1,442 at 2016 related to VIEs)	6,129	5,799
Other Noncurrent Liabilities
Deferred income taxes	3,076	2,694
Asset retirement obligations	763	778
Regulatory liabilities	414	448
Accrued pension and other post-retirement benefit costs	257	262
Other	106	105
Total other noncurrent liabilities	4,616	4,287
Commitments and Contingencies
Equity
Member's equity	5,270	4,899
Accumulated other comprehensive income	4	1
Total equity	5,274	4,900
Total Liabilities and Equity	$17,958	$16,612

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$368	$487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	431	383
Equity component of AFUDC	(33)	(16)
Impairment charges	137	4
Deferred income taxes	366	136
Accrued pension and other post-retirement benefit costs	3	2
Payments for asset retirement obligations	(41)	(41)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	34
Receivables	(140)	(78)
Receivables from affiliated companies	1	41
Inventory	74	8
Other current assets	(162)	(32)
Increase (decrease) in
Accounts payable	6	20
Accounts payable to affiliated companies	(35)	(55)
Taxes accrued	109	61
Other current liabilities	(45)	(183)
Other assets	(35)	(56)
Other liabilities	(71)	1
Net cash provided by operating activities	936	716
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,172)	(1,179)
Purchases of available-for-sale securities	(398)	(379)
Proceeds from sales and maturities of available-for-sale securities	437	450
Proceeds from insurance	4	58
Notes receivable from affiliated companies	(70)	—
Change in restricted cash	—	(6)
Other	(14)	10
Net cash used in investing activities	(1,213)	(1,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	908	1,870
Payments for the redemption of long-term debt	(341)	(12)
Notes payable to affiliated companies	(297)	(750)
Distributions to parent	—	(774)
Other	(1)	(2)
Net cash provided by financing activities	269	332
Net (decrease) increase in cash and cash equivalents	(8)	2
Cash and cash equivalents at beginning of period	16	8
Cash and cash equivalents at end of period	$8	$10
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$102	$162

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Income
		Net Unrealized
		Gains on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2015	$5,121	$—	$5,121
Net income	487	—	487
Other comprehensive income	—	2	2
Distributions to parent	(774)	—	(774)
Other	3	—	3
Balance at September 30, 2016	$4,837	$2	$4,839

Balance at December 31, 2016	$4,899	$1	$4,900
Net income	368	—	368
Other comprehensive income	—	3	3
Other	3	—	3
Balance at September 30, 2017	$5,270	$4	$5,274

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating Revenues
Regulated electric	$371	$390	$1,036	$1,053
Regulated natural gas	90	89	360	358
Nonregulated electric and other	10	10	30	22
Total operating revenues	471	489	1,426	1,433
Operating Expenses
Fuel used in electric generation and purchased power – regulated	100	129	283	340
Fuel used in electric generation and purchased power – nonregulated	13	14	42	37
Cost of natural gas	5	6	69	64
Operation, maintenance and other	124	126	385	367
Depreciation and amortization	63	50	193	175
Property and other taxes	65	59	204	195
Impairment charges	—	—	1	—
Total operating expenses	370	384	1,177	1,178
Gains on Sales of Other Assets and Other, net	1	1	1	2
Operating Income	102	106	250	257
Other Income and Expenses, net	4	3	12	6
Interest Expense	22	22	67	63
Income From Continuing Operations Before Income Taxes	84	87	195	200
Income Tax Expense From Continuing Operations	28	32	67	65
Income From Continuing Operations	56	55	128	135
(Loss) Income From Discontinued Operations, net of tax	(1)	34	(1)	36
Net Income and Comprehensive Income	$55	$89	$127	$171

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$7	$13
Receivables (net of allowance for doubtful accounts of $2 at 2017 and 2016)	68	71
Receivables from affiliated companies	81	129
Notes receivable from affiliated companies	87	94
Inventory	139	137
Regulatory assets	57	37
Other	18	37
Total current assets	457	518
Property, Plant and Equipment
Cost	8,509	8,126
Accumulated depreciation and amortization	(2,658)	(2,579)
Net property, plant and equipment	5,851	5,547
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	510	520
Other	27	23
Total other noncurrent assets	1,457	1,463
Total Assets	$7,765	$7,528
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$251	$282
Accounts payable to affiliated companies	59	63
Notes payable to affiliated companies	—	16
Taxes accrued	157	178
Interest accrued	33	19
Current maturities of long-term debt	—	1
Asset retirement obligations	6	—
Regulatory liabilities	15	21
Other	74	91
Total current liabilities	595	671
Long-Term Debt	2,042	1,858
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,512	1,443
Asset retirement obligations	75	77
Regulatory liabilities	232	236
Accrued pension and other post-retirement benefit costs	52	56
Other	134	166
Total other noncurrent liabilities	2,005	1,978
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2017 and 2016	762	762
Additional paid-in capital	2,670	2,695
Accumulated deficit	(334)	(461)
Total equity	3,098	2,996
Total Liabilities and Equity	$7,765	$7,528

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	178
Equity component of AFUDC	(8)	(4)
Gains on sales of other assets	(1)	(2)
Impairment charges	1	—
Deferred income taxes	70	36
Accrued pension and other post-retirement benefit costs	3	4
Contributions to qualified pension plans	(4)	—
Payments for asset retirement obligations	(4)	(4)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	—
Receivables	3	(1)
Receivables from affiliated companies	48	(3)
Inventory	1	(5)
Other current assets	(8)	50
Increase (decrease) in
Accounts payable	(48)	13
Accounts payable to affiliated companies	(4)	(4)
Taxes accrued	(21)	(13)
Other current liabilities	(6)	(53)
Other assets	(13)	(8)
Other liabilities	(2)	(28)
Net cash provided by operating activities	331	327
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(457)	(334)
Notes receivable from affiliated companies	7	(47)
Other	(25)	(21)
Net cash used in investing activities	(475)	(402)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	182	341
Payments for the redemption of long-term debt	(2)	(53)
Notes payable to affiliated companies	(16)	(103)
Dividends to parent	(25)	(25)
Other	(1)	—
Net cash provided by financing activities	138	160
Net (decrease) increase in cash and cash equivalents	(6)	85
Cash and cash equivalents at beginning of period	13	14
Cash and cash equivalents at end of period	$7	$99
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$65	$56

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2015	$762	$2,720	$(698)	$2,784
Net income	—	—	171	171
Dividends to parent	—	(25)	—	(25)
Contribution from parent	—	—	9	9
Balance at September 30, 2016	$762	$2,695	$(518)	$2,939

Balance at December 31, 2016	$762	$2,695	$(461)	$2,996
Net income	—	—	127	127
Dividends to parent	—	(25)	—	(25)
Balance at September 30, 2017	$762	$2,670	$(334)	$3,098

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating Revenues	$802	$809	$2,302	$2,225
Operating Expenses
Fuel used in electric generation and purchased power	259	242	744	690
Operation, maintenance and other	175	175	541	526
Depreciation and amortization	120	123	336	345
Property and other taxes	19	22	56	67
Impairment charges	—	8	—	8
Total operating expenses	573	570	1,677	1,636
Gain on Sale of Other Assets and Other, net	1	—	1	—
Operating Income	230	239	626	589
Other Income and Expenses, net	10	5	27	15
Interest Expense	44	45	132	136
Income Before Income Taxes	196	199	521	468
Income Tax Expense	75	70	203	159
Net Income	$121	$129	$318	$309
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	—	—	(1)
Comprehensive Income	$121	$129	$318	$308

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$22	$17
Receivables (net of allowance for doubtful accounts of $1 at 2017 and 2016)	74	105
Receivables from affiliated companies	83	114
Notes receivable from affiliated companies	29	86
Inventory	450	504
Regulatory assets	158	149
Other	34	45
Total current assets	850	1,020
Property, Plant and Equipment
Cost	14,716	14,241
Accumulated depreciation and amortization	(4,592)	(4,317)
Net property, plant and equipment	10,124	9,924
Other Noncurrent Assets
Regulatory assets	1,123	1,073
Other	170	147
Total other noncurrent assets	1,293	1,220
Total Assets	$12,267	$12,164
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$188	$263
Accounts payable to affiliated companies	73	74
Taxes accrued	146	31
Interest accrued	54	61
Current maturities of long-term debt	3	3
Asset retirement obligations	58	—
Regulatory liabilities	28	40
Other	111	93
Total current liabilities	661	565
Long-Term Debt	3,632	3,633
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,979	1,900
Asset retirement obligations	735	866
Regulatory liabilities	735	748
Accrued pension and other post-retirement benefit costs	78	71
Investment tax credits	147	137
Other	65	27
Total other noncurrent liabilities	3,739	3,749
Commitments and Contingencies
Equity
Member's Equity	4,085	4,067
Total Liabilities and Equity	$12,267	$12,164

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$318	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	339	347
Equity component of AFUDC	(20)	(11)
Gain on sale of other assets and other, net	(1)	—
Impairment charges	—	8
Deferred income taxes	101	122
Accrued pension and other post-retirement benefit costs	4	6
Payments for asset retirement obligations	(26)	(31)
(Increase) decrease in
Receivables	53	16
Receivables from affiliated companies	31	(3)
Inventory	54	146
Other current assets	18	(105)
Increase (decrease) in
Accounts payable	(71)	(14)
Accounts payable to affiliated companies	(1)	(1)
Taxes accrued	115	12
Other current liabilities	(18)	(85)
Other assets	(24)	(38)
Other liabilities	32	64
Net cash provided by operating activities	904	742
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(603)	(540)
Purchases of available-for-sale securities	(15)	(12)
Proceeds from sales and maturities of available-for-sale securities	6	9
Notes receivable from affiliated companies	57	45
Other	(40)	(28)
Net cash used in investing activities	(595)	(526)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	495
Payments for the redemption of long-term debt	(3)	(476)
Distributions to parent	(300)	(149)
Other	(1)	(1)
Net cash used in financing activities	(304)	(131)
Net increase in cash and cash equivalents	5	85
Cash and cash equivalents at beginning of period	17	9
Cash and cash equivalents at end of period	$22	$94
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$101	$56

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated
					Other
					Comprehensive
					Income
		Additional			Net Gains on
	Common	Paid-in	Retained	Member's	Cash Flow	Total
(in millions)	Stock	Capital	Earnings	Equity	Hedges	Equity
Balance at December 31, 2015	$1	$1,384	$2,450	$—	$1	$3,836
Net income	—	—	—	309	—	309
Other comprehensive loss	—	—	—	—	(1)	(1)
Distributions to parent	—	—	—	(149)	—	(149)
Transfer to Member's Equity	(1)	(1,384)	(2,450)	3,835	—	—
Balance at September 30, 2016	$—	$—	$—	$3,995	$—	$3,995

Balance at December 31, 2016	$—	$—	$—	$4,067	$—	$4,067
Net income	—	—	—	318	—	318
Distributions to parent	—	—	—	(300)	—	(300)
Balance at September 30, 2017	$—	$—	$—	$4,085	$—	$4,085

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Revenues
Regulated natural gas	$181	$155	$877	$815
Nonregulated natural gas and other	2	3	7	8
Total operating revenues	183	158	884	823
Operating Expenses
Cost of natural gas	63	42	333	289
Operation, maintenance and other	73	74	226	221
Depreciation and amortization	38	35	109	103
Property and other taxes	13	11	38	33
Impairment charges	—	—	7	—
Total operating expenses	187	162	713	646
Operating (Loss) Income	(4)	(4)	171	177
Equity in earnings of unconsolidated affiliates	3	2	8	25
Other income and expenses, net	—	(1)	(1)	(1)
Total other income and expenses	3	1	7	24
Interest Expense	20	17	59	50
(Loss) Income Before Income Taxes	(21)	(20)	119	151
Income Tax (Benefit) Expense	(10)	(8)	43	57
Net (Loss) Income	$(11)	$(12)	$76	$94
Other Comprehensive Income, net of tax
Reclassification into earnings from hedging activities of equity method investments	—	1	—	1
Comprehensive (Loss) Income	$(11)	$(11)	$76	$95

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$12	$25
Receivables (net of allowance for doubtful accounts of $2 at 2017 and $3 at 2016)	77	232
Receivables from affiliated companies	8	7
Inventory	53	66
Regulatory assets	133	124
Income taxes receivable	99	9
Other	31	12
Total current assets	413	475
Property, Plant and Equipment
Cost	6,579	6,174
Accumulated depreciation and amortization	(1,454)	(1,360)
Net property, plant and equipment	5,125	4,814
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	322	373
Investments in equity method unconsolidated affiliates	76	212
Other	11	21
Total other noncurrent assets	458	655
Total Assets	$5,996	$5,944
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$98	$155
Accounts payable to affiliated companies	7	8
Notes payable and commercial paper	—	330
Notes payable to affiliated companies	284	—
Taxes accrued	30	67
Interest accrued	24	33
Current maturities of long-term debt	—	35
Regulatory liabilities	3	—
Other	72	102
Total current liabilities	518	730
Long-Term Debt	2,036	1,786
Other Noncurrent Liabilities
Deferred income taxes	1,046	931
Asset retirement obligations	15	14
Regulatory liabilities	627	608
Accrued pension and other post-retirement benefit costs	14	14
Other	141	189
Total other noncurrent liabilities	1,843	1,756
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2017 and 2016	860	860
Retained earnings	739	812
Total equity	1,599	1,672
Total Liabilities and Equity	$5,996	$5,944

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112	111
Impairment charges	7	—
Deferred income taxes	127	50
Equity in earnings from unconsolidated affiliates	(8)	(25)
Accrued pension and other post-retirement benefit costs	9	2
Contributions to qualified pension plans	—	(1)
Payments for asset retirement obligations	—	(5)
(Increase) decrease in
Receivables	157	88
Receivables from affiliated companies	(1)	—
Inventory	13	33
Other current assets	(129)	(50)
Increase (decrease) in
Accounts payable	(52)	11
Accounts payable to affiliated companies	(1)	—
Taxes accrued	(37)	12
Other current liabilities	(21)	(11)
Other assets	(9)	55
Other liabilities	(7)	17
Net cash provided by operating activities	236	381
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(407)	(416)
Contributions to equity method investments	(12)	(40)
Other	2	(2)
Net cash used in investing activities	(417)	(458)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	250	296
Issuance of common stock	—	121
Payments for the redemption of long-term debt	(35)	(40)
Notes payable and commercial paper	(330)	(210)
Notes payable to affiliated companies	284	—
Dividends paid	—	(82)
Other	(1)	—
Net cash provided by financing activities	168	85
Net (decrease) increase in cash and cash equivalents	(13)	8
Cash and cash equivalents at beginning of period	25	33
Cash and cash equivalents at end of period	$12	$41
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$47	$30
Transfer of ownership interest of certain equity method investees to parent	149	—

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated
			Other
			Comprehensive
			Income
			Net Loss on
			Hedging Activities
	Common	Retained	of Unconsolidated	Total
(in millions)	Stock	Earnings	Affiliates	Equity
Balance at December 31, 2015	$728	$731	$(1)	$1,458
Net income	—	94	—	94
Other comprehensive income	—	—	1	1
Common stock issuances, including dividend reinvestments and employee benefits	121	—	—	121
Common stock dividends	—	(87)	—	(87)
Balance at September 30, 2016	$849	$738	$—	$1,587

Balance at December 31, 2016	$860	$812	$—	$1,672
Net income	—	76	—	76
Transfer of ownership interest of certain equity method investees to parent	—	(149)	—	(149)
Balance at September 30, 2017	$860	$739	$—	$1,599

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
Tables within the notes may not sum across due to (i) Progress Energy's consolidation of Duke Energy Progress, Duke Energy Florida and other subsidiaries that are not registrants, (ii) subsidiaries that are not registrants but included in the consolidated Duke Energy balances and (iii) the Piedmont registrant not included in the consolidated Duke Energy results for the three and nine months ended September 30, 2016, as Piedmont results were not consolidated by Duke Energy until after the acquisition date of October 3, 2016.
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
On October 3, 2016, Duke Energy completed the acquisition of Piedmont. Piedmont's results of operations and cash flows are included in the accompanying condensed consolidated financial statements of Duke Energy for the three and nine months ended September 30, 2017, but not for the three and nine months ended September 30, 2016, as Piedmont's earnings and cash flows are only included in Duke Energy's consolidated results subsequent to the acquisition date. See Note 2 for additional information regarding the acquisition.
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
Effective November 1, 2016, Piedmont's fiscal year-end was changed from October 31 to December 31, the year-end of Duke Energy. A transition report was filed on Form 10-Q (Form 10-QT) as of December 31, 2016, for the transition period from November 1, 2016, to December 31, 2016.
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

(in millions)	September 30, 2017	December 31, 2016
Duke Energy	$771	$831
Duke Energy Carolinas	307	313
Progress Energy	216	161
Duke Energy Progress	113	102
Duke Energy Florida	103	59
Duke Energy Ohio	2	2
Duke Energy Indiana	29	32
Piedmont	4	77

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

(in millions)	September 30, 2017	December 31, 2016
Duke Energy Ohio	$70	$97
Duke Energy Indiana	119	123
AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS
For the three and nine months ended September 30, 2017, the Loss from Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations is entirely attributable to controlling interests. The following table presents Net Income Attributable to Duke Energy Corporation for continuing operations and discontinued operations for the three and nine months ended September 30, 2016.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2016	September 30, 2016
Income from Continuing Operations	$1,001	$2,202
Income from Continuing Operations Attributable to Noncontrolling Interests	2	5
Income from Continuing Operations Attributable to Duke Energy Corporation	$999	$2,197
Income from Discontinued Operations, net of tax	$180	$190
Income from Discontinued Operations Attributable to Noncontrolling Interests, net of tax	3	8
Income from Discontinued Operations Attributable to Duke Energy Corporation, net of tax	$177	$182
Net Income	$1,181	$2,392
Net Income Attributable to Noncontrolling Interests	5	13
Net Income Attributable to Duke Energy Corporation	$1,176	$2,379
INVENTORY
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Inventory, including excess or obsolete inventory, is written-down to the lower of cost or market value. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. Provisions for inventory write-offs were not material at September 30, 2017, and December 31, 2016. The components of inventory are presented in the tables below.

	September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,335	$767	$1,132	$780	$351	$83	$312	$2
Coal	581	197	231	130	101	17	136	—
Natural gas, oil and other fuel	349	36	221	108	114	39	2	51
Total inventory	$3,265	$1,000	$1,584	$1,018	$566	$139	$450	$53

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,374	$767	$1,167	$813	$354	$84	$312	$1
Coal	774	251	314	148	166	19	190	—
Natural gas, oil and other fuel	374	37	236	115	121	34	2	65
Total inventory	$3,522	$1,055	$1,717	$1,076	$641	$137	$504	$66
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Duke Energy	$107	$107	$289	$285
Duke Energy Carolinas	9	6	27	21
Progress Energy	67	65	168	161
Duke Energy Progress	5	4	14	13
Duke Energy Florida	62	61	154	148
Duke Energy Ohio	24	26	75	77
Duke Energy Indiana	6	10	16	26
Piedmont	1	1	3	2
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2017 and 2016 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. While immaterial, adoption of the following accounting standards had the most significant impact on the Duke Energy results of operations, cash flows and financial position for the nine months ended September 30, 2017.
Stock-Based Compensation and Income Taxes. In first quarter 2017, Duke Energy adopted Financial Accounting Standards Board (FASB) guidance, which revised the accounting for stock-based compensation and the associated income taxes. The adopted guidance changes certain aspects of accounting for stock-based payment awards to employees including the accounting for income taxes and classification on the Condensed Consolidated Statements of Cash Flows. The primary impact to Duke Energy as a result of implementing this guidance was a cumulative-effect adjustment to retained earnings for tax benefits not previously recognized and additional income tax expense for the nine months ended September 30, 2017. See the Duke Energy Condensed Consolidated Statements of Changes in Equity for further information.
Goodwill Impairment. In January 2017, the FASB issued revised guidance for the subsequent measurement of goodwill. Under the guidance, a company will recognize an impairment to goodwill for the amount by which a reporting unit's carrying value exceeds the reporting unit's fair value, not to exceed the amount of goodwill allocated to that reporting unit. Duke Energy early adopted this guidance for the 2017 annual goodwill impairment test.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by Duke Energy, as of September 30, 2017.
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
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2018. Duke Energy currently presents the total non-capitalized net periodic costs within Operation, maintenance and other on the Condensed Consolidated Statement of Operations. The adoption of this guidance will result in a retrospective change to reclassify the presentation of the non-service cost (benefit) components of net periodic costs to Other income and expenses. Duke Energy intends to utilize the practical expedient for retrospective presentation. The change in net periodic costs eligible for capitalization is applicable prospectively. Since Duke Energy’s service cost component is expected to be greater than the total net periodic costs, the change will result in increased capitalization of net periodic costs, higher Operation, maintenance and other and higher Other income and expenses. The resulting impact to Duke Energy is expected to be an immaterial increase in net income resulting from the limitation of eligible capitalization of net periodic costs to the service cost component, which is larger than the total net periodic costs.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy has identified material revenue streams, which served as the basis for accounting analysis and documentation of the impact of this guidance on revenue recognition. The accounting analysis included reviewing representative contracts and tariffs for each material revenue stream. Most of Duke Energy’s revenue is expected to be in scope of the new guidance. The majority of our sales, including energy provided to residential customers, are from tariff offerings that provide natural gas or electricity without a defined contractual term ("at-will"). For such arrangements, Duke Energy expects that the revenue from contracts with customers will be equivalent to the electricity or natural gas supplied and billed in that period (including estimated billings). As such, Duke Energy does not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales.
Also included in the accounting analysis was the evaluation of certain long-term revenue streams including electric wholesale contracts and renewables power purchase agreements (PPAs) under this guidance. For such arrangements, Duke Energy does not expect material changes to the pattern of revenue recognition on the registrants. In addition, the power and utilities industry revenue recognition task force released several draft positions on specific industry issues in October 2017 for public comment. Duke Energy has been working closely with the industry task force and will be reviewing these updated positions to evaluate the impact, if any, on Duke Energy’s specific contracts and preliminary conclusions to date. The evaluation of other revenue streams is ongoing along with consideration of potential revisions to processes, policies and controls, primarily related to evaluating supplemental disclosures required as a result of adopting this guidance. Some revenue arrangements, such as alternative revenue programs and certain PPAs accounted for as leases, are excluded from the scope of this guidance and, therefore, will be accounted for and evaluated for separate presentation and disclosure under other relevant accounting guidance.
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
Duke Energy intends to use the modified retrospective method of adoption effective January 1, 2018. Under the modified retrospective method of adoption, prior year reported results are not restated and a cumulative-effect adjustment, if applicable, is recorded to retained earnings at January 1, 2018, as if the standard had always been in effect. In addition, disclosures, if applicable, include a comparison to what would have been reported for 2018 under the previous revenue recognition rules to assist financial statement users in understanding how revenue recognition has changed as a result of this standard and to facilitate comparability with prior year reported results, which are not restated under the modified retrospective approach as described above. Duke Energy also plans to utilize certain practical expedients including applying this guidance to open contracts at the date of adoption and recognizing revenues for certain contracts under the invoice practical expedient, which allows revenue recognition to be consistent with invoiced amounts (including estimated billings) provided certain criteria are met, including consideration of whether the invoiced amounts reasonably represent the value provided to customers. While the adoption of this guidance, including the cumulative-effect adjustment, is not expected to have a material impact on either the timing or amount of revenues recognized in Duke Energy's financial statements, Duke Energy anticipates additional disclosures around the nature, amount, timing and uncertainty of our revenues and cash flows arising from contracts with customers and will continue to evaluate the requirements, as well as any additional clarifying guidance that may be issued.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019, although it can be early adopted. The guidance is applied using a modified retrospective approach. Duke Energy is currently evaluating the financial statement impact of adopting this standard and is continuing to monitor industry implementation issues, including easements, pole attachments and renewable PPAs. Other than an expected increase in assets and liabilities, the ultimate impact of the new standard has not yet been determined. Significant system enhancements, including additional processes and controls, may be required to facilitate the identification, tracking and reporting of potential leases based upon requirements of the new lease standard.
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
For Duke Energy, this guidance is effective for the interim and annual periods beginning January 1, 2018. The guidance will be applied using a retrospective transition method to each period presented. Upon adoption by Duke Energy, the revised guidance will result in a change to the amount of cash and cash equivalents and restricted cash explained when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prior to adoption, the Duke Energy Registrants reflect changes in non-current restricted cash within Cash Flows from Investing Activities and changes in current restricted cash within Cash Flows from Operating Activities on the Condensed Consolidated Statement of Cash Flows.
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
2016 Acquisition of Piedmont Natural Gas
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
The fair value of Piedmont's assets and liabilities was determined based on significant estimates and assumptions that are judgmental in nature, including the amount and timing of projected future cash flows, discount rates reflecting risk inherent in the future cash flows and market prices of long-term debt.
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
The excess of the purchase price over the fair value of Piedmont's assets and liabilities on the acquisition date was recorded as goodwill. The goodwill reflects the value paid by Duke Energy primarily for establishing a broader, long-term strategic natural gas infrastructure growth platform, an improved risk profile and expected synergies resulting from the combined entities.
Under Securities and Exchange Commission (SEC) regulations, Duke Energy elected not to apply push down accounting to the stand-alone Piedmont financial statements.
Other Acquisition-Related Matters
Duke Energy recorded realized losses on forward-starting interest rate swaps related to the acquisition financing of $22 million and $190 million for the three and nine months ended September 30, 2016, respectively. See Note 10 for additional information.
During the nine months ended September 30, 2017, Piedmont recorded a $7 million software impairment resulting from planned accounting system and process integration.
Pro Forma Financial Information
The following unaudited pro forma financial information reflects the combined results of operations of Duke Energy and Piedmont as if the merger had occurred as of January 1, 2016. The pro forma financial information excludes potential cost savings, intercompany revenues, Piedmont’s earnings from the equity method investment in SouthStar Energy Services, LLC (SouthStar) sold immediately prior to the merger, and after-tax nonrecurring transaction and integration costs incurred by Duke Energy and Piedmont of $41 million and $161 million for the three and nine months ended September 30, 2016, respectively. See Note 3 for additional information on Piedmont's sale of SouthStar.

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

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2016	September 30, 2016
Operating Revenues	$6,713	$17,927
Net Income Attributable to Duke Energy Corporation	1,180	2,552
DISPOSITIONS
2016 Sale of International Energy
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
The following table presents the results of the International Disposal Group, which are included in (Loss) Income from Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations. Interest expense directly associated with the International Disposal Group was allocated to discontinued operations. No interest from corporate level debt was allocated to discontinued operations.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2016	September 30, 2016
Operating Revenues	$245	$761
Fuel used in electric generation and purchased power	60	177
Cost of natural gas	11	34
Operation, maintenance and other	85	240
Depreciation and amortization	18	62
Property and other taxes	1	6
Impairment charges (a)	—	194
Loss on Sales of Other Assets and Other, net	(3)	(2)
Other Income and Expenses, net	14	35
Interest Expense	19	63
Income before income taxes	62	18
Income tax expense (benefit) (b)	4	(48)
Income from discontinued operations of the International Disposal Group	58	66
Income from discontinued operations of other businesses(c)	122	124
Income from Discontinued Operations, net of tax	$180	$190

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

(b)	Includes an income tax benefit of $95 million for the nine months ended September 30, 2016, related to historical undistributed foreign earnings. See Note 17 for additional information.

(c)
Duke Energy recognized an income tax benefit of $122 million resulting from immaterial out of period deferred tax liability adjustments for the three and nine months ended September 30, 2016. The amount includes $34 million recorded at Duke Energy Ohio.

Duke Energy has elected not to separately disclose discontinued operations on the Condensed Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the International Disposal Group.

Nine Months Ended
(in millions)	September 30, 2016
Cash flows provided by (used in):
Operating activities	$201
Investing activities	(35)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Other Sale-Related Matters
During 2017, Duke Energy provided certain transition services to China Three Gorges and I Squared Capital. Cash flows related to providing the transition services were not material and as of September 30, 2017, all transition services related to the International Disposal Group ended. Additionally, Duke Energy will reimburse China Three Gorges and I Squared Capital for all tax obligations arising from the period preceding consummation on the transactions, totaling approximately $78 million. Duke Energy has not recorded any other liabilities, contingent liabilities or indemnifications related to the International Disposal Group.
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
Duke Energy
Due to the Piedmont acquisition and the sale of International Energy in the fourth quarter of 2016, Duke Energy's segment structure was realigned to include the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. Prior period information has been recast to conform to the current segment structure. See Note 2 for further information on the Piedmont and International Energy transactions.
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
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of corporate interest expense, unallocated corporate costs, contributions to the Duke Energy Foundation and the operations of Duke Energy’s wholly owned captive insurance subsidiary, Bison Insurance Company Limited (Bison). Other also includes Duke Energy's 25 percent interest in NMC, a large regional producer of methyl tertiary butyl ether (MTBE) located in Saudi Arabia. In October 2017, Duke Energy's economic ownership interest in NMC decreased from 25 percent to 17.5 percent. The investment in NMC is accounted for under the equity method of accounting.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended September 30, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$6,122	$249	$95	$6,466	$16	$—	$6,482
Intersegment revenues	7	23	—	30	19	(49)	—
Total revenues	$6,129	$272	$95	$6,496	$35	$(49)	$6,482
Segment income (loss)(a)(b)(c)	$1,020	$19	$(49)	$990	$(34)	$—	$956
Add back noncontrolling interests							1
Loss from discontinued operations, net of tax							(2)
Net income							$955
Segment assets	$118,323	$11,361	$4,216	$133,900	$2,240	$185	$136,325

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	Three Months Ended September 30, 2016
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$6,332	$89	$139	$6,560	$16	$—	$6,576
Intersegment revenues	8	—	—	8	16	(24)	—
Total revenues	$6,340	$89	$139	$6,568	$32	$(24)	$6,576
Segment income (loss)(a)(c)	$1,189	$15	$(24)	$1,180	$(181)	$—	$999
Add back noncontrolling interests							2
Income from discontinued operations, net of tax(d)							180
Net income							$1,181

	Nine Months Ended September 30, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$16,211	$1,175	$333	$17,719	$47	$—	$17,766
Intersegment revenues	23	68	—	91	56	(147)	—
Total revenues	$16,234	$1,243	$333	$17,810	$103	$(147)	$17,766
Segment income (loss)(a)(b)(c)	$2,384	$179	$2	$2,565	$(205)	$—	$2,360
Add back noncontrolling interests							5
Loss from discontinued operations, net of tax							(4)
Net income							$2,361

	Nine Months Ended September 30, 2016
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$16,406	$355	$365	$17,126	$40	$—	$17,166
Intersegment revenues	24	3	—	27	51	(78)	—
Total revenues	$16,430	$358	$365	$17,153	$91	$(78)	$17,166
Segment income (loss)(a)(c)	$2,557	$63	$13	$2,633	$(436)	$—	$2,197
Add back noncontrolling interests							5
Income from discontinued operations, net of tax(d)							190
Net income							$2,392

(a)	Other includes costs to achieve the Piedmont acquisition. See Notes 2 and 10 for additional information.

(b)
For the three and nine months ended September 30, 2017, Electric Utilities and Infrastructure includes an impairment charge related to the Florida settlement agreement. See Note 4 for additional information.

(c)	Commercial Renewables includes impairment charges related to certain wind projects. See discussion below.

(d)
For the three and nine months ended September 30, 2016, Income from Discontinued Operations includes an income tax benefit resulting from immaterial out of period deferred tax liability adjustments. See Note 2 for additional information.

During the three and nine months ended September 30, 2017, Duke Energy recorded a pretax impairment charge of $69 million on a wholly owned non-contracted wind project. The impairment was recorded within Impairment charges on Duke Energy’s Condensed Consolidated Statements of Operations. The charge represents the excess carrying value over the estimated fair value of the project, which was based on a Level 3 Fair Value measurement that was determined from the income approach using discounted cash flows. The impairment was primarily due to the non-contracted wind project being located in a market that has experienced declining market pricing during 2017 and declining long-term forecasted energy and capacity prices, driven by low natural gas prices, additional renewable generation placed in service and lack of significant load growth.
During the three and nine months ended September 30, 2016, Duke Energy recorded an other than temporary impairment (OTTI) of certain Commercial Renewables wind project investments accounted for under the equity method. The $71 million pretax impairment was recorded within Equity in earnings (losses) of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Operations. The other than temporary decline in value of these investments was primarily attributable to a sustained decline in market pricing where the wind investments are located, the continued projected net losses for the projects and a reduction in the projected cash distributions to the class of investment owned by Duke Energy.

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
The remainder of Duke Energy Ohio's operations is presented as Other, which is primarily comprised of governance costs allocated by its parent, Duke Energy, and revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from the Ohio Valley Electric Corporation's (OVEC) power plants. See Note 9 for additional information on related party transactions.

	Three Months Ended September 30, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$371	$90	$461	$10	$471
Segment income (loss)	50	14	64	(8)	56
Loss from discontinued operations, net of tax					(1)
Net income					55
Segment assets	$5,006	$2,708	$7,714	$51	$7,765

	Three Months Ended September 30, 2016
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$390	$89	$479	$10	$489
Segment income (loss)	52	12	64	(9)	55
Income from discontinued operations, net of tax(a)					34
Net income					$89

	Nine Months Ended September 30, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$1,036	$360	$1,396	$30	$1,426
Segment income (loss)	96	56	152	(24)	128
Loss from discontinued operations, net of tax					(1)
Net income					$127

	Nine Months Ended September 30, 2016
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$1,053	$358	$1,411	$22	$1,433
Segment income (loss)	107	57	164	(29)	135
Income from discontinued operations, net of tax(a)					36
Net income					$171

(a)
For the three and nine months ended September 30, 2016, Income from Discontinued Operations includes an income tax benefit resulting from immaterial out of period deferred tax liability adjustments. See Note 2 for additional information.

DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA, DUKE ENERGY INDIANA AND PIEDMONT
Piedmont has one reportable segment, Gas Utilities and Infrastructure, which transports and sells natural gas. The remainder of Piedmont's operations is presented as Other, which is comprised of certain unallocated corporate costs, including acquisition-related expenses, and earnings from Piedmont's equity method investment in SouthStar prior to its sale. Piedmont sold its 15 percent membership interest in SouthStar on October 3, 2016. Piedmont's income, net of tax, from SouthStar for the three and nine months ended September 30, 2016, was $2 million and $12 million, respectively.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The remaining Subsidiary Registrants each have one reportable operating segment, Electric Utilities and Infrastructure, which generates, transmits, distributes and sells electricity. The remainder of each company's operations is presented as Other, which is comprised of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $56 million and $167 million for the three and nine months ended September 30, 2017, respectively, and $55 million and $166 million for the three and nine months ended September 30, 2016, respectively. The following table summarizes the net (loss) income of Other for each of these entities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Duke Energy Carolinas	$(6)	$(16)	$(18)	$(50)
Progress Energy	(32)	(45)	(120)	(139)
Duke Energy Progress	(4)	(10)	(11)	(26)
Duke Energy Florida	(2)	(5)	(7)	(14)
Duke Energy Indiana	(2)	(3)	(5)	(10)
Piedmont	(5)	—	(18)	7
The assets at Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana are substantially all included within the Electric Utilities and Infrastructure segment at September 30, 2017. The assets at Piedmont are substantially all included within the Gas Utilities and Infrastructure segment at September 30, 2017.
4. REGULATORY MATTERS
RATE-RELATED INFORMATION
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
Duke Energy Carolinas and Duke Energy Progress
Ash Basin Closure Costs Deferral
On December 30, 2016, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC seeking an accounting order authorizing deferral of certain costs incurred in connection with federal and state environmental remediation requirements related to the permanent closure of ash basins and other ash storage units at coal-fired generating facilities that have provided or are providing generation to customers located in North Carolina. Initial comments were received in March 2017, and reply comments were filed on April 19, 2017. The NCUC has consolidated Duke Energy Carolinas' and Duke Energy Progress’ coal ash deferral requests into their respective general rate case dockets for decision. See "2017 North Carolina Rate Case" sections below for additional discussion. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million, which represents an approximate 13.6 percent increase in annual base revenues. The rate increase is driven by capital investments subsequent to the previous base rate case, including grid improvement projects, investments in customer service technologies, costs of complying with coal combustion residuals (CCR) regulations and the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) and recovery of costs related to licensing and development of the William States Lee III Nuclear Station (Lee Nuclear Station) discussed below. An evidentiary hearing is scheduled to begin on February 19, 2018. Duke Energy Carolinas cannot predict the outcome of this matter.
Lincoln County Combustion Turbine Addition
On June 12, 2017, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct and operate a new 402-megawatt (MW) simple cycle advanced combustion turbine natural gas-fueled electric generating unit at its existing Lincoln County site. The request also included construction of related transmission and natural gas pipeline interconnection facilities. If approved, construction would begin in 2018 with an extended commissioning and validation period from 2020-2024 and an estimated commercial operation date in 2024. An evidentiary hearing was held in August 2017. Briefs and proposed orders were filed on October 9, 2017. A decision is expected by the end of 2017. Duke Energy Carolinas cannot predict the outcome of this matter.

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
Lee Nuclear Station
In December 2007, Duke Energy Carolinas applied to the NRC for combined operating licenses (COLs) for two Westinghouse Electric Company (Westinghouse) AP1000 reactors for the proposed Lee Nuclear Station to be located at a site in Cherokee County, South Carolina. The NCUC and PSCSC concurred with the prudency of Duke Energy Carolinas decisions to incur certain project development and preconstruction costs through several separately issued orders through 2011, although full cost recovery is not guaranteed. In December 2016, the NRC issued a COL for each reactor. Duke Energy Carolinas is not required to build the nuclear reactors as a result of the COLs being issued.
On March 29, 2017, Westinghouse filed for voluntary Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On May 15, 2017, the NCUC issued an order requiring Duke Energy Carolinas to provide information regarding potential impacts of the Westinghouse bankruptcy on the Lee Nuclear Station, as well as Duke Energy Carolinas' plans for cost recovery and additional financial information regarding the project. As part of its 2017 North Carolina Rate Case discussed above, Duke Energy Carolinas is seeking NCUC approval to cancel the development of the Lee Nuclear Station project due to the Westinghouse bankruptcy filing and other market activity and is requesting recovery of incurred licensing and development costs. Duke Energy Carolinas will maintain the license issued by the NRC in December 2016. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
2017 North Carolina Rate Case
On June 1, 2017, Duke Energy Progress filed an application with the NCUC for a rate increase for retail customers of approximately $477 million, which represents an approximate 14.9 percent increase in annual base revenues. The rate increase is driven by capital investments subsequent to the previous base rate case, costs of complying with CCR regulations and the Coal Ash Act, costs relating to storm recovery, investments in customer service technologies and recovery of costs associated with renewable purchased power. Intervenors in the case filed testimony in October 2017 and Duke Energy Progress' responses are due November 6, 2017. An evidentiary hearing is scheduled to begin November 20, 2017. Duke Energy Progress cannot predict the outcome of this matter.
Storm Cost Deferral Filing
On December 16, 2016, Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer certain costs incurred in connection with response to Hurricane Matthew and other significant storms in 2016. The final estimate of incremental operation and maintenance and capital costs of $116 million was filed with the NCUC in September 2017. On March 15, 2017, the NCUC Public Staff filed comments supporting deferral of a portion of Duke Energy Progress’ requested amount. Duke Energy Progress filed reply comments on April 12, 2017. On July 10, 2017, the NCUC consolidated Duke Energy Progress' storm deferral request into the Duke Energy Progress rate case docket for decision. See "2017 North Carolina Rate Case" for additional discussion. Duke Energy Progress cannot predict the outcome of this matter.
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
On March 28, 2016, the NCUC issued an order approving a CPCN for the new combined-cycle natural gas plants, but denying the CPCN for the contingent simple cycle unit without prejudice to Duke Energy Progress to refile for approval in the future. On March 28, 2017, Duke Energy Progress filed an annual progress report for the construction of the combined-cycle plants with the NCUC, with an estimated cost of $893 million. Site preparation activities for the combined-cycle plants are underway and construction of these plants is scheduled to begin in 2017, with an expected in-service date in late 2019. Duke Energy Progress plans to file for future approvals related to the proposed solar generation and pilot battery storage project.
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $405 million and $492 million is included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, respectively.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Florida
Hurricane Irma Storm Damage
In September 2017, all of Duke Energy Florida’s service territory was impacted by Hurricane Irma, which caused significant damage, resulting in approximately 1.3 million customers experiencing outages. Total storm restoration costs, including capital, are currently estimated at approximately $500 million. These estimates could change as Duke Energy Florida receives additional information on actual costs. After depleting any existing storm reserves, which were approximately $60 million before Hurricane Irma, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the storm reserve to approximately $132 million for retail customers. Duke Energy Florida plans to make this petition by the end of 2017. At September 30, 2017, Duke Energy Florida's Condensed Consolidated Balance Sheets included approximately $400 million of recoverable costs under the FPSC's storm rule in Regulatory assets within Other Noncurrent Assets related to deferred Hurricane Irma storm costs. This amount is in addition to the storm reserve replenishment discussed above as part of Duke Energy Florida's petition to the FPSC.
2017 Second Revised and Restated Settlement Agreement
On October 25, 2017, the FPSC approved a 2017 Second Revised and Restated Settlement Agreement (2017 Settlement) filed by Duke Energy Florida. The 2017 Settlement replaces and supplants the Revised and Restated Stipulation and Settlement Agreement approved in November 2013 (2013 Settlement). The 2017 Settlement extends the base rate case stay-out provision from the 2013 Settlement through the end of 2021 unless actual or projected return on equity falls below 9.5 percent; however, Duke Energy Florida is allowed a multiyear increase to its base rates of $67 million per year in 2019, 2020 and 2021, as well as base rate increases for solar generation. In addition to carrying forward the provisions contained in the 2013 Settlement related to the Crystal River 1 and 2 coal units and future generation needs in Florida, the 2017 Settlement contains provisions related to future investments in solar and renewable energy technology, future investments in AMI technology as well as recovery of existing meters, impacts of potential tax reform, an electric vehicle charging station pilot program, as well as the termination of the proposed Levy Nuclear Project discussed below. As part of the 2017 Settlement, Duke Energy Florida will not move forward with building the Levy nuclear plant and recorded an pretax impairment charge of approximately $135 million in third quarter 2017 to write off all unrecovered Levy Nuclear Project costs, including the COL.
The 2017 Settlement includes provisions to recover 2017 under-recovered fuel costs of approximately $196 million over a 24-month period beginning in January 2018. On September 1, 2017, Duke Energy Florida submitted Alternate 2018 Fuel and Capacity clause projection filings consistent with the terms of the 2017 Settlement. The updated capacity filing reflects the removal of all Levy costs. The FPSC approved Duke Energy Florida's 2018 Alternate projection filings on October 25, 2017. A final order is expected by the end of 2017.
Levy Nuclear Project
On July 28, 2008, Duke Energy Florida applied to the NRC for COLs for two Westinghouse AP1000 reactors at Levy (Levy Nuclear Project). In 2008, the FPSC granted Duke Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule, together with the associated facilities, including transmission lines and substation facilities. In October 2016, the NRC issued COLs for the proposed Levy Nuclear Plant Units 1 and 2. Duke Energy Florida is not required to build the nuclear reactors as a result of the COLs being issued.
On January 28, 2014, Duke Energy Florida terminated the Levy engineering, procurement and construction agreement (EPC). Duke Energy Florida may be required to pay for work performed under the EPC. Duke Energy Florida recorded an exit obligation in 2014 for the termination of the EPC. This liability was recorded within Other in Other Noncurrent Liabilities with an offset primarily to Regulatory assets on the Condensed Consolidated Balance Sheets. Duke Energy Florida is allowed to recover reasonable and prudent EPC cancellation costs from its retail customers. On May 1, 2017, Duke Energy Florida filed a request with the FPSC to recover approximately $82 million of Levy Nuclear Project costs from retail customers in 2018. As part of the 2017 Settlement discussed above, Duke Energy Florida is no longer seeking recovery of costs related to the Levy Nuclear Project and the ongoing Westinghouse litigation discussed in Note 5. All remaining Levy Nuclear Project issues have been resolved.
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
Duke Energy Ohio
Duke Energy Kentucky Rate Case
On September 1, 2017, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $49 million, which represents an approximate 15 percent increase on the average customer bill. The rate increase is driven by increased investment in utility plant, increased operations and maintenance expenses, and recovery of regulatory assets. The application also includes implementation of the Environmental Surcharge Mechanism to recover environmental costs not recovered in base rates, requests to establish a Distribution Capital Investment Rider to recover incremental costs of specific programs, requests to establish a FERC Transmission Cost Reconciliation Rider to recover escalating transmission costs and modification to the Profit Sharing Mechanism to increase customers' share of proceeds from the benefits of owning generation and to mitigate shareholder risks associated with that generation. The KPSC set filing deadlines of December 29, 2017, and February 14, 2018, for intervenor testimony and rebuttal testimony, respectively. An evidentiary hearing has not been scheduled. Duke Energy Kentucky anticipates that rates will go into effect in mid-April 2018. Duke Energy Kentucky cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Electric Security Plan Filing
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an electric security plan (ESP). If approved by the PUCO, the term of the ESP would be from June 1, 2018, to May 31, 2024. Terms of the ESP include continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. Public hearings were held in October 2017 and an evidentiary hearing scheduled to begin on November 13, 2017, has been continued to November 28, 2017. Duke Energy Ohio cannot predict the outcome of this matter.
Woodsdale Station Fuel System Filing
On June 9, 2015, the FERC ruled in favor of PJM Interconnection, LLC (PJM) on a revised Tariff and Reliability Assurance Agreement including implementation of a Capacity Performance (CP) proposal and to amend sections of the Operating Agreement related to generation non-performance. The CP proposal includes performance-based penalties for non-compliance. Duke Energy Kentucky is a Fixed Resource Requirement (FRR) entity, and therefore is subject to the compliance standards through its FRR plans. A partial CP obligation will apply to Duke Energy Kentucky in the delivery year beginning June 1, 2019, with full compliance beginning June 1, 2020. Duke Energy Kentucky has developed strategies for CP compliance investments. On May 31, 2017, Duke Energy Kentucky filed an application with the KPSC requesting authority to construct an ultra-low sulfur diesel backup fuel system for the Woodsdale Station. The back-up fuel system is projected to cost approximately $55 million and, if approved, is anticipated to be in service prior to the CP compliance deadline of April 2019. Duke Energy Kentucky cannot predict the outcome of this matter.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing price stabilization rider (Rider PSR), which is currently set at zero dollars, to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. The filing seeks to adjust Rider PSR for OVEC costs subsequent to April 1, 2017. Duke Energy Ohio is seeking deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR are put into effect. Various intervenors have filed motions to dismiss or stay the proceeding and Duke Energy Ohio has opposed these filings. See Note 13 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. Duke Energy Ohio cannot predict the outcome of this matter.
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
Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio has requested an estimated annual increase of approximately $15 million and a return on equity of 10.4 percent. The application also includes requests to continue certain current riders and establish new riders related to LED Outdoor Lighting Service and regulatory mandates. On September 26, 2017, the PUCO staff filed a report recommending a revenue decrease between approximately $18 million and $29 million and a return on equity between 9.22 percent and 10.24 percent. Objections to the staff report are due by November 9, 2017. Public hearings were held in late October and early November. An evidentiary hearing is scheduled to begin on December 11, 2017. Duke Energy Ohio cannot predict the outcome of this matter.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. On January 20, 2017, Duke Energy Ohio filed an amended application with the Ohio Power Siting Board for approval of one of two proposed routes. A public hearing was held on June 15, 2017, and an adjudicatory hearing was scheduled to begin September 11, 2017. On August 24, 2017, an administrative law judge (ALJ) granted a request made by Duke Energy Ohio to delay the procedural schedule while it works through various issues related to the pipeline route. If approved, construction of the pipeline extension is expected to be completed before the 2020/2021 winter season. The proposed project involves the installation of a natural gas line and is estimated to cost approximately $110 million, excluding AFUDC.
Advanced Metering Infrastructure
On April 25, 2016, Duke Energy Kentucky filed with the KPSC an application for approval of a CPCN for the construction of advanced metering infrastructure. Duke Energy Kentucky estimates the $49 million project will take two years to complete. Duke Energy Kentucky also requested approval to establish a regulatory asset for the remaining book value of existing meter equipment and inventory to be replaced. Duke Energy Kentucky and the Kentucky attorney general entered into a stipulation to settle matters related to the application. On May 25, 2017, the KPSC issued an order to approve the stipulation with certain modifications. On June 1, 2017, Duke Energy Kentucky filed its acceptance of the modifications. Duke Energy Ohio has approximately $7 million included in Regulatory assets on its Condensed Consolidated Balance Sheets at September 30, 2017, for the book value of existing meter equipment.

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
Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. The PUCO approved Duke Energy Ohio’s application but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed upon by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor. On January 6, 2016, Duke Energy Ohio and the PUCO Staff entered into a stipulation, pending the PUCO's approval, to resolve issues related to performance incentives and the PUCO Staff audit of 2013 costs, among other issues. In December 2015, based upon the stipulation, Duke Energy Ohio re-established approximately $20 million of the revenues that had been previously reversed. On October 26, 2016, the PUCO issued an order approving the stipulation without modification. Intervenors requested a rehearing of the PUCO decision. In December 2016, the PUCO granted a rehearing for the purpose of further review. Duke Energy Ohio cannot predict the outcome of this matter.
On June 15, 2016, Duke Energy Ohio filed an application for approval of a three-year energy efficiency and peak demand reduction portfolio of programs. A stipulation and modified stipulation were filed on December 22, 2016, and January 27, 2017, respectively. Under the terms of the stipulations, which included support for deferral authority of all costs and a cap on shared savings incentives, Duke Energy Ohio has offered its energy efficiency and peak demand reduction programs throughout 2017. On February 3, 2017, Duke Energy Ohio filed for deferral authority of its costs incurred in 2017 in respect of its proposed energy efficiency and peak demand reduction portfolio. The PUCO staff and one intervenor have proposed a cap on both program costs and shared savings. On September 27, 2017, the PUCO issued an order approving a modified stipulation. The modifications impose an annual cap of approximately $38 million on program costs and shared savings incentives combined, but allowed for Duke Energy Ohio to file for a waiver of costs in excess of the cap in 2017. On October 12, 2017, Duke Energy Ohio filed a motion for a waiver for recovery of costs incurred in 2017 above the annual cap. Duke Energy Ohio cannot predict the outcome of this matter.
2012 Natural Gas Rate Case/Manufactured Gas Plant Cost Recovery
On November 13, 2013, the PUCO issued an order approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of costs incurred between 2008 and 2012 for environmental investigation and remediation of two former manufactured gas plant (MGP) sites. The PUCO order also authorized Duke Energy Ohio to continue deferring MGP environmental investigation and remediation costs incurred subsequent to 2012 and to submit annual filings to adjust the MGP rider for future costs. Intervening parties appealed this decision to the Ohio Supreme Court and on June 29, 2017, the Ohio Supreme Court issued its decision affirming the PUCO order. Appellants filed a request for reconsideration, which was denied on September 27, 2017. This matter is now final.
The PUCO order also contained deadlines for completing the MGP environmental investigation and remediation costs at the MGP sites. For the property known as the East End site, the PUCO order established a deadline of December 31, 2016, which was subsequently extended to December 31, 2019. In January 2017, intervening parties filed for rehearing of the PUCO's decision. On February 8, 2017, the PUCO denied the rehearing request. As of September 30, 2017, Duke Energy Ohio had approximately $36 million included in Regulatory assets on the Condensed Consolidated Balance Sheets for future remediation costs expected to be incurred at the East End site.
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
Duke Energy Ohio had a recorded liability for its exit obligation and share of MTEP costs, excluding MVP, of $90 million at September 30, 2017, and December 31, 2016, recorded within Other in Current liabilities and Other in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The retail portions of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of September 30, 2017, and December 31, 2016, Duke Energy Ohio had $71 million recorded in Regulatory assets on the Condensed Consolidated Balance Sheets.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

On December 29, 2011, MISO filed a tariff with the FERC providing for the allocation of MVP costs to a withdrawing owner based on monthly energy usage. The FERC set for hearing (i) whether MISO’s proposed cost allocation methodology to transmission owners who withdrew from MISO prior to January 1, 2012, is consistent with the tariff at the time of their withdrawal from MISO and, (ii) if not, what the amount of and methodology for calculating any MVP cost responsibility should be. In 2012, MISO estimated Duke Energy Ohio’s MVP obligation over the period from 2012 to 2071 at $2.7 billion, on an undiscounted basis. On July 16, 2013, a FERC ALJ issued an initial decision. Under this Initial Decision, Duke Energy Ohio would be liable for MVP costs. Duke Energy Ohio filed exceptions to the initial decision, requesting FERC to overturn the ALJ’s decision.
On October 29, 2015, the FERC issued an order reversing the ALJ's decision. The FERC ruled the cost allocation methodology is not consistent with the MISO tariff and that Duke Energy Ohio has no liability for MVP costs after its withdrawal from MISO. On May 19, 2016, the FERC denied the request for rehearing filed by MISO and the MISO Transmission Owners. On July 15, 2016, the MISO Transmission Owners filed a petition for review with the U.S. Court of Appeals for the Sixth Circuit. On June 21, 2017, a three-judge panel affirmed FERC's 2015 decision holding that Duke Energy Ohio has no liability for the cost of the MVP projects constructed after Duke Energy Ohio's withdrawal from MISO. MISO did not file further petitions for review and this matter is now final.
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
Grid Infrastructure Improvement Plan
In June 2016, the IURC issued an order approving a settlement agreement among Duke Energy Indiana and certain parties related to a proposed grid infrastructure improvement plan. The settlement agreement included the removal of an AMI project and also provided for deferral accounting for depreciation and post-in-service carrying costs for AMI projects outside the plan. Duke Energy Indiana withdrew its request for a regulatory asset for current meters and will retain any savings associated with future AMI installation until the next retail base rate case, which is required to be filed prior to the end of the plan. During the third quarter of 2016, Duke Energy Indiana decided to implement the AMI project. This decision resulted in a pretax impairment charge related to existing or non-AMI meters of approximately $8 million for the three and nine months ended September 30, 2016, based in part on the requirement to file a base rate case in 2022 under the approved plan. As of September 30, 2017, Duke Energy Indiana's remaining net book value of non-AMI meters is approximately $43 million and will be depreciated through 2022. In the event that Duke Energy Indiana were to file a base rate case earlier than 2022, it would result in additional impairment charges.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Benton County Wind Farm Dispute
On December 16, 2013, Benton County Wind Farm LLC (BCWF) filed a lawsuit against Duke Energy Indiana seeking damages for past generation losses totaling approximately $16 million alleging Duke Energy Indiana violated its obligations under a 2006 PPA by refusing to offer electricity to the market at negative prices. Damage claims continue to increase during times that BCWF is not dispatched. Under 2013 revised MISO market rules, Duke Energy Indiana is required to make a price offer to MISO for the power it proposes to sell into MISO markets and MISO determines whether BCWF is dispatched. Because market prices would have been negative due to increased market participation, Duke Energy Indiana determined it would not bid at negative prices in order to balance customer needs against BCWF's need to run. BCWF contends Duke Energy Indiana must bid at the lowest negative price to ensure dispatch, while Duke Energy Indiana contends it is not obligated to bid at any particular price, that it cannot ensure dispatch with any bid and that it has reasonably balanced the parties' interests. On July 6, 2015, the U.S. District Court for the Southern District of Indiana entered judgment against BCWF on all claims. BCWF appealed the decision and on December 9, 2016, the appeals court ruled in favor of BCWF. On June 30, 2017, the parties finalized a settlement agreement. Terms of the settlement included Duke Energy Indiana paying $29 million for back damages. Additionally, the parties agreed on the method by which the contract will be bid into the market in the future. Duke Energy Indiana recorded an obligation and a regulatory asset related to the settlement amount in fourth quarter 2016. The settlement amount was paid in June 2017. The IURC issued an order on September 27, 2017, approving recovery of the settlement amount through Duke Energy Indiana's fuel clause. The IURC order has been appealed to the Indiana Court of Appeals. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
South Carolina Rate Stabilization Adjustment Filing
In June 2017, Piedmont filed with the PSCSC under the South Carolina Rate Stabilization Act its quarterly monitoring report for the 12-month period ending March 31, 2017. The filing included a revenue deficiency calculation and tariff rates in order to permit Piedmont the opportunity to earn the rate of return on equity of 12.6 percent established in its last general rate case. On October 4, 2017, the PSCSC approved a settlement agreement between Piedmont and the PSCSC Office of Regulatory Staff. Terms of the settlement included implementation of rates for the 12-month period beginning November 2017 with a return on equity of 10.2 percent.
North Carolina Integrity Management Rider Filings
In October 2017, Piedmont filed a petition under the Integrity Management Rider (IMR) mechanism to collect an additional $8.9 million in annual revenues, effective December 2017, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending September 30, 2017. Piedmont cannot predict the outcome of this matter.
In May 2017, Piedmont filed, and the NCUC approved, a petition under the IMR mechanism to collect an additional $11.6 million in annual revenues, effective June 2017, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending March 31, 2017.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline, LLC
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and Southern Company Gas announced the formation of Atlantic Coast Pipeline, LLC (ACP) to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline is designed to meet the needs identified by Duke Energy Carolinas, Duke Energy Progress and Piedmont. The ACP pipeline development costs are estimated between $5.0 billion to $5.5 billion, excluding financing costs. Dominion will build and operate the ACP pipeline and holds a leading ownership percentage in ACP of 48 percent. Duke Energy owns a 47 percent interest through its Gas Utilities and Infrastructure segment. Southern Company Gas maintains a 5 percent interest. See Note 13 for additional information related to Duke Energy's ownership interest.
Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. On September 18, 2015, ACP filed an application with the FERC requesting a CPCN authorizing ACP to construct the pipeline. ACP executed a construction agreement in September 2016. ACP also requested approval of an open access tariff and the precedent agreements it entered into with future pipeline customers. In December 2016, FERC issued a draft Environmental Impact Statement (EIS) indicating that the proposed pipeline would not cause significant harm to the environment or protected populations. The FERC issued the final EIS in July 2017. On October 13, 2017, FERC issued an order approving the CPCN, subject to conditions. On October 16, 2017, ACP accepted the FERC order subject to reserving its right to file a request for rehearing or clarification on a timely basis. Construction is projected to begin in the fourth quarter of 2017, with a targeted in-service date in late 2019. The project remains subject to other pending federal and state approvals.
Sabal Trail Transmission, LLC
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest in Sabal Trail Transmission, LLC (Sabal Trail) from Spectra Energy Partners, LP, a master limited partnership, formed by Enbridge Inc. (formerly Spectra Energy Corp.). Spectra Energy Partners, LP holds a 50 percent ownership interest in Sabal Trail and NextEra Energy has a 42.5 percent ownership interest. Sabal Trail is a joint venture to construct a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida. Total estimated project costs are approximately $3.2 billion. The Sabal Trail pipeline traverses Alabama, Georgia and Florida. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. See Note 13 for additional information related to Duke Energy's ownership interest.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the pipeline. On September 7, 2016, FERC denied the intervenors' rehearing requests. On September 21, 2016, intervenors filed an appeal of FERC's CPCN orders to the U.S. Court of Appeals for the District of Columbia Circuit. On August 22, 2017, the appeals court ruled against FERC in the case for failing to include enough information on the impact of greenhouse-gas emissions carried by the pipeline and vacated the CPCN order. In response to the August 2017 court decision, the FERC issued a draft Supplemental Environmental Impact Statement (SEIS) on September 27, 2017. Comments on the SEIS are due by November 20, 2017. On October 6, 2017, FERC filed a petition with the D.C. Circuit Court of Appeals requesting a rehearing regarding the court's decision to vacate the CPCN order. On October 6, 2017, Sabal Trail and other natural gas shippers, including Duke Energy Florida, also filed a rehearing request with the D.C. Circuit Court of Appeals regarding the decision to vacate the CPCN order. It is unclear how this matter will impact the project going forward. The Sabal Trail pipeline has received other required regulatory approvals and the phase one mainline was placed in service in July 2017. On October 12, 2017, Sabal Trail filed a request with FERC to place in-service a lateral line to Duke Energy Florida's Citrus County Combined Cycle facility.
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
On April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit (U.S. Court of Appeals) challenging the legality and appropriateness of the NYSDEC’s decision and on August 18, 2017, the petition was denied in part and dismissed in part. On September 1, 2017, Constitution filed a petition for a rehearing of portions of the decision unrelated to the water quality certification, which was denied by the U.S. Court of Appeals. On October 11, 2017, Constitution filed a petition for declaratory order with the FERC requesting FERC to issue an order finding the NYSDEC waived its rights to issue a water quality certification by not acting on Constitution's application within the time frame required by statute, which would allow the project to proceed. Constitution has revised the target in-service date to as early as the first half of 2019 due to the NYDSEC's denial of the water quality certification and the legal actions being taken to challenge the decision, assuming the timely receipt of a Notice to Proceed from the FERC. Duke Energy cannot predict the outcome of this matter.
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
See Note 13 for additional information related to ownership interest and carrying value of the investment.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2017, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$164
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2(b)	873	111
Duke Energy Indiana
Gallagher Units 2 and 4(c)	280	130
Total Duke Energy	1,738	$405

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Florida will likely retire these coal units by 2018 to comply with environmental regulations.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the settlement of Edwardsport IGCC matters.
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
Remediation Activities
In addition to asset retirement obligations (ARO) recorded as a result of various environmental regulations, the Duke Energy Registrants are responsible for environmental remediation at various sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based upon site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for environmental impacts caused by other potentially responsible parties and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined at all sites. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other on the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.
The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Accounts Payable within Current Liabilities and Other within Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

	Nine Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$98	$10	$18	$3	$14	$59	$10	$1
Provisions/adjustments	(1)	2	1	—	1	(3)	(2)	1
Cash reductions	(13)	(2)	(3)	—	(3)	(7)	(1)	—
Balance at end of period	$84	$10	$16	$3	$12	$49	$7	$2

	Nine Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$94	$10	$17	$3	$14	$54	$12	$1
Provisions/adjustments	34	5	5	2	3	6	20	—
Cash reductions	(12)	(4)	(6)	(2)	(4)	(1)	(2)	—
Balance at end of period	$116	$11	$16	$3	$13	$59	$30	$1
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$58
Duke Energy Carolinas	20
Duke Energy Ohio	30
Duke Energy Indiana	3
Piedmont	2
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
Ash Basin Shareholder Derivative Litigation
Five shareholder derivative lawsuits were filed in Delaware Chancery Court related to the release at Dan River and to the management of Duke Energy’s ash basins. On October 31, 2014, the five lawsuits were consolidated in a single proceeding titled In Re Duke Energy Corporation Coal Ash Derivative Litigation. On December 2, 2014, plaintiffs filed a Corrected Verified Consolidated Shareholder Derivative Complaint (Consolidated Complaint). The Consolidated Complaint names as defendants several current and former Duke Energy officers and directors (collectively, the Duke Energy Defendants). Duke Energy is named as a nominal defendant.
The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On April 22, 2016, plaintiffs filed an Amended Verified Consolidated Shareholder Derivative Complaint (Amended Complaint) making the same allegations as in the Consolidated Complaint. The Duke Energy Defendants filed a motion to dismiss the Amended Complaint on June 21, 2016. On December 14, 2016, the Delaware Chancery Court entered an order dismissing the Amended Complaint. Plaintiffs filed an appeal to the Delaware Supreme Court on January 9, 2017. Oral argument was held on September 27, 2017, and a decision is pending.
On October 30, 2015, shareholder Saul Bresalier filed a shareholder derivative complaint (Bresalier Complaint) in the U.S. District Court for the District of Delaware. The lawsuit alleges that several current and former Duke Energy officers and directors (Bresalier Defendants) breached their fiduciary duties in connection with coal ash environmental issues, the post-merger change in Chief Executive Officer (CEO) and oversight of political contributions. Duke Energy is named as a nominal defendant. The Bresalier Complaint contends that the appointed Demand Review Committee failed to appropriately consider the shareholder’s earlier demand for litigation and improperly decided not to pursue claims against the Bresalier Defendants. On March 30, 2017, the court granted Defendants’ Motion to Dismiss on the claims relating to coal ash environmental issues and political contributions. As discussed below, a settlement agreement was approved for the merger-related claims in the Bresalier Complaint, and those claims were dismissed. On September 8, 2017, Bresalier filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit (Third Circuit Court) challenging the dismissal of his coal ash and political contribution claims. Pursuant to a scheduling order issued by the Third Circuit Court, briefing will be complete on December 20, 2017.
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
The Legacy Duke Energy Directors reached an agreement-in-principle to settle the Merger Chancery Litigation, conditioned on dismissal as well, of the Tansey v. Rogers, et al case and the merger-related claims in the Bresalier Complaint discussed above, which was approved by the Delaware Chancery Court on July 13, 2017. The entire settlement amount was funded by insurance. The settlement amount, less court-approved attorney fees, totaled $20 million and was paid to Duke Energy in third quarter 2017.

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
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Superior Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
NCDEQ State Enforcement Actions
In the first quarter of 2013, the Southern Environmental Law Center (SELC) sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged Clean Water Act (CWA) violations from coal ash basins at two of their coal-fired power plants in North Carolina. The NCDEQ filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The cases have been consolidated and are being heard before a single judge in the North Carolina Superior Court.
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
The court issued orders in 2016 granting Motions for Partial Summary Judgment for seven of the 14 North Carolina plants named in the enforcement actions. The litigation is concluded for these seven plants. Litigation continues for the remaining seven plants. On February 13, 2017, the court issued an order denying motions for partial summary judgment brought by both the environmental groups and Duke Energy Carolinas and Duke Energy Progress. On March 15, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Notice of Appeal to challenge the trial court’s order. The parties were unable to reach an agreement at mediation in April 2017. The parties submitted briefs to the court on remaining issues to be tried and a ruling is pending. On August 22, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Petition for Discretionary Review, requesting the North Carolina Supreme Court to accept the appeal. On August 24, 2017, SELC filed a motion to dismiss the appeal. Duke Energy Carolinas' and Duke Energy Progress’ opening appellate briefs were filed on October 12, 2017.
It is not possible to predict any liability or estimate any damages Duke Energy Carolinas or Duke Energy Progress might incur in connection with these matters.
Federal Citizens Suits
On June 13, 2016, the Roanoke River Basin Association (RRBA) filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. On August 19, 2016, Duke Energy Progress filed a Motion to Dismiss. On April 26, 2017, the court entered an order dismissing four of the claims in the federal citizen suit. Two claims relating to alleged violations of National Pollutant Discharge Elimination System (NPDES) permit provisions survived the motion to dismiss, and Duke Energy Progress filed its response on May 10, 2017. The parties are engaged in pre-trial discovery. Trial has been scheduled for July 9, 2018.
On March 16, 2017, RRBA served Duke Energy Progress with a Notice of Intent to Sue under the CWA for alleged violations of effluent standards and limitations at the Roxboro Plant. In anticipation of litigation, Duke Energy Progress filed a Complaint for Declaratory Relief in the U.S. District Court for the Western District of Virginia on May 11, 2017, which was subsequently dismissed. On May 16, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina which asserts two claims relating to alleged violations of NPDES permit provisions and one claim relating to the use of nearby water bodies.
On June 20, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina challenging the closure plans at the Mayo Plant under the EPA CCR Rule. Duke Energy Progress filed a motion to dismiss on August 21, 2017.
On August 2, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina challenging the closure plans at the Roxboro Plant under the EPA CCR Rule. Duke Energy Progress filed a motion to dismiss on October 2, 2017.
On October 3, 2017, various parties served Duke Energy Carolinas with a Notice of Intent to Sue under the CWA for alleged violations at Duke Energy Carolinas' Belews Creek Steam Station (Belews Creek). A lawsuit may be filed sixty days after service of notice.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from the NCDEQ advising them not to drink water from the private wells on their land tested by the NCDEQ as the samples were found to have certain substances at levels higher than the criteria set by the North Carolina Department of Health and Human Services (DHHS). Results of Comprehensive Site Assessments (CSAs) testing performed by Duke Energy under the Coal Ash Act have been consistent with historical data provided to state regulators over many years. The DHHS and NCDEQ sent follow-up letters on October 15, 2015, to residents near coal ash basins who had their wells tested, stating that private well samplings at a considerable distance from coal ash basins, as well as some municipal water supplies, contain similar levels of vanadium and hexavalent chromium, which led investigators to believe these constituents are naturally occurring. In March 2016, DHHS rescinded the advisories.
Duke Energy Carolinas and Duke Energy Progress have received formal demand letters from residents near Duke Energy Carolinas' and Duke Energy Progress' coal ash basins. The residents claim damages for nuisance and diminution in property value, among other things. The parties held three days of mediation discussions that ended at an impasse. On January 6, 2017, Duke Energy Carolinas and Duke Energy Progress received the plaintiffs' notice of their intent to file suits should the matter not settle. The NCDEQ preliminarily approved Duke Energy’s permanent water solution plans on January 13, 2017, and as a result shortly thereafter, Duke Energy issued a press release, providing additional details regarding the homeowner compensation package. This package consists of three components: (i) a $5,000 goodwill payment to each eligible well owner to support the transition to a new water supply, (ii) where a public water supply is available and selected by the eligible well owner, a stipend to cover 25 years of water bills and (iii) the Property Value Protection Plan. The Property Value Protection Plan is a program offered by Duke Energy designed to guarantee eligible plant neighbors the fair market value of their residential property should they decide to sell their property during the time that the plan is offered. Duke Energy Carolinas and Duke Energy Progress have recognized reserves of $19 million and $4 million, respectively. On August 23, 2017, a class action suit was filed in Wake County Superior Court, North Carolina, against Duke Energy Carolinas and Duke Energy Progress on behalf of certain property owners living near coal ash impoundments at Allen, Asheville, Belews Creek, Buck, Cliffside, Lee, Marshall, Mayo and Roxboro. The class is defined as those who are “well-eligible” under the Coal Ash Act or those to whom Duke Energy has promised a permanent replacement water supply and seeks declaratory and injunctive relief, along with compensatory damages. Plaintiffs allege that Duke Energy’s improper maintenance of coal ash impoundments caused harm, particularly through groundwater contamination. Despite NCDEQ’s preliminary approval, Plaintiffs contend that Duke Energy’s proposed permanent water solutions plan fails to comply with the Coal Ash Act. On September 28, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Motion to Dismiss and Motion to Strike the class designation.
On September 14, 2017, a complaint was filed against Duke Energy Progress in New Hanover County Superior Court by a group of homeowners residing approximately one mile from Duke Energy Progress' Sutton Steam Plant (Sutton). The homeowners allege that coal ash constituents have been migrating from ash impoundments at Sutton into their groundwater for decades and that in 2015, Duke Energy Progress discovered these releases of coal ash, but failed to notify any officials or neighbors and failed to take remedial action. The homeowners claim unspecified physical and mental injuries as a result of consuming their well water and seek actual damages for personal injury, medical monitoring and punitive damages.
It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with current claims or future claims, which might be made by these residents.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2017, there were 120 asserted claims for non-malignant cases with cumulative relief sought of up to $29 million, and 57 asserted claims for malignant cases with cumulative relief sought of up to $16 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $486 million at September 30, 2017, and $512 million at December 31, 2016. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2036, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2036 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $797 million in excess of the self-insured retention. Receivables for insurance recoveries were $570 million at September 30, 2017, and $587 million at December 31, 2016. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Florida
Class Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal to the Eleventh Circuit U.S. Court of Appeals. The appeal, which has been fully briefed, was heard on August 22, 2017, and a decision is pending. Duke Energy Florida cannot predict the outcome of this appeal.
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
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. On July 11, 2016, Duke Energy Florida and Westinghouse filed separate Motions for Summary Judgment. On September 29, 2016, the court issued its ruling on the parties' respective Motions for Summary Judgment, ruling in favor of Westinghouse on a $30 million termination fee claim and dismissing Duke Energy Florida's $54 million refund claim, but stating that Duke Energy Florida could use the refund claim to offset any damages for termination costs. Westinghouse's claim for termination costs was unaffected by this ruling and continued to trial. At trial, Westinghouse reduced its claim for termination costs from $482 million to $424 million. Following a trial on the matter, the court issued its final order in December 2016 denying Westinghouse’s claim for termination costs and re-affirming its earlier ruling in favor of Westinghouse on the $30 million termination fee and Duke Energy Florida’s refund claim. Judgment was entered against Duke Energy Florida in the amount of approximately $34 million, which includes prejudgment interest. Westinghouse has appealed the trial court's order to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit Court) and Duke Energy Florida has cross-appealed. Duke Energy Florida cannot predict the ultimate outcome of the appeal of the trial court's order.
On March 29, 2017, Westinghouse filed Chapter 11 bankruptcy in the Southern District of New York, which automatically stayed the appeal. On May 23, 2017, the bankruptcy court entered an order lifting the stay with respect to the appeal. Briefing of the appeal concluded on October 20, 2017, and the parties await a decision form the Fourth Circuit Court on whether it will allow oral argument of the appeal.
Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. See discussion of the 2017 Settlement and the Levy Nuclear Project in Note 4 for additional information regarding recovery of costs related to Westinghouse.
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

(in millions)	September 30, 2017	December 31, 2016
Reserves for Legal Matters
Duke Energy	$83	$98
Duke Energy Carolinas	23	23
Progress Energy	56	59
Duke Energy Progress	13	14
Duke Energy Florida	28	28
Duke Energy Ohio	—	4
Piedmont	2	2
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

				Nine Months Ended September 30, 2017
					Duke	Duke	Duke	Duke
	Maturity	Interest		Duke	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate		Energy	(Parent)	Progress	Florida	Ohio
Unsecured Debt
April 2017(a)	April 2025	3.364%		$420	$420	$—	$—	$—
June 2017(b)	June 2020	2.100%		330	330	—	—	—
August 2017(c)	August 2022	2.400%		500	500	—	—	—
August 2017(c)	August 2027	3.150%		750	750	—	—	—
August 2017(c)	August 2047	3.950%		500	500	—	—	—
Secured Debt
February 2017(d)	June 2034	4.120%		587	—	—	—	—
August 2017(e)	December 2036	4.110%		233	—	—	—	—
First Mortgage Bonds
January 2017(f)	January 2020	1.850%		250	—	—	250	—
January 2017(f)	January 2027	3.200%		650	—	—	650	—
March 2017(g)	June 2046	3.700%		100	—	—	—	100
September 2017(h)	September 2020	1.500%	(i)	300	—	300	—	—
September 2017(h)	September 2047	3.600%		500	—	500	—	—
Total issuances				$5,120	$2,500	$800	$900	$100

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

(a)	Proceeds were used to refinance $400 million of unsecured debt at maturity and to repay a portion of outstanding commercial paper.

(b)	Debt issued to repay a portion of outstanding commercial paper.

(c)	Debt issued to repay at maturity $700 million of unsecured debt, to repay outstanding commercial paper and for general corporate purposes.

(d)
Portfolio financing of four Texas and Oklahoma wind facilities. Secured by substantially all of the assets of these wind facilities and nonrecourse to Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures.

(e)
Portfolio financing of eight solar facilities located in California, Colorado and New Mexico. Secured by substantially all of the assets of these solar facilities and nonrecourse to Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures.

(f)	Debt issued to fund capital expenditures for ongoing construction and capital maintenance, to repay a $250 million aggregate principal amount of bonds at maturity and for general corporate purposes.

(g)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

(h)
Debt issued to repay at maturity a $200 million aggregate principal amount of bonds due November 2017, pay down intercompany short-term debt and for general corporate purposes, including capital expenditures.

(i)    Debt issuance has a floating interest rate.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		September 30, 2017
Unsecured Debt
Duke Energy (Parent)	June 2018	6.250%		$250
Duke Energy (Parent)	June 2018	2.100%		500
First Mortgage Bonds
Duke Energy Progress	November 2017	1.516%	(b)	200
Duke Energy Carolinas	January 2018	5.250%		400
Duke Energy Carolinas	April 2018	5.100%		300
Duke Energy Florida	June 2018	5.650%		500
Other(a)				335
Current maturities of long-term debt				$2,485
(a)    Includes capital lease obligations, amortizing debt and small bullet maturities.
(b)    Debt issuance has a floating interest rate.

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

	September 30, 2017
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,850	$1,350	$1,250	$1,000	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(1,569)	(404)	(636)	(150)	—	(25)	(150)	(204)
Outstanding letters of credit	(60)	(51)	(4)	(2)	(1)	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity under the Master Credit Facility	$5,790	$2,395	$460	$848	$999	$425	$369	$294

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Three-Year Revolving Credit Facility
In June 2017, Duke Energy (Parent) entered into a three-year $1.0 billion revolving credit facility (the Three Year Revolver). Borrowings under this facility will be used for general corporate purposes.
As of September 30, 2017, $270 million has been drawn under the Three Year Revolver. This balance is classified as Long-Term Debt on Duke Energy's Condensed Consolidated Balance Sheets. Any undrawn commitments can be drawn, and borrowings can be prepaid, at any time throughout the term of the facility. The terms and conditions of the Three Year Revolver are generally consistent with those governing Duke Energy's Master Credit Facility.
Piedmont Term Loan Facility
In June 2017, Piedmont entered into an 18-month term loan facility with commitments totaling $250 million (the Piedmont Term Loan). Borrowings under the facility will be used for general corporate purposes.
As of September 30, 2017, the entire $250 million has been drawn under the Piedmont Term Loan. This balance is classified as Long-Term Debt on Piedmont's Condensed Consolidated Balance Sheets. The terms and conditions of the Piedmont Term Loan are generally consistent with those governing Duke Energy's Master Credit Facility.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

7. ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants record AROs when there is a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of Nuclear Power Facilities(a)	$5,337	$1,916	$3,235	$2,536	$699	$—	$—	$—
Closure of Ash Impoundments	4,594	1,650	2,124	2,105	19	42	777	—
Other	274	35	80	35	45	39	16	15
Total ARO	$10,205	$3,601	$5,439	$4,676	$763	$81	$793	$15
Less: current portion	619	304	250	250	—	6	58	—
Total noncurrent ARO	$9,586	$3,297	$5,189	$4,426	$763	$75	$735	$15
(a)    Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
ARO Liability Rollforward
Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded AROs. The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2016(a)	$10,611	$3,895	$5,475	$4,697	$778	$77	$866	$14
Accretion expense(b)	329	140	172	147	25	3	25	1
Liabilities settled(c)	(430)	(201)	(193)	(152)	(41)	(4)	(26)	(7)
Liabilities incurred in the current year	48	5	—	—	—	7	27	7
Revisions in estimates of cash flows(d)	(353)	(238)	(15)	(16)	1	(2)	(99)	—
Balance at September 30, 2017	$10,205	$3,601	$5,439	$4,676	$763	$81	$793	$15

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)
For the nine months ended September 30, 2017, substantially all accretion expense relates to Duke Energy's regulated electric operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Primarily relates to ash impoundment closures and nuclear decommissioning of Crystal River Unit 3.

(d)	Primarily relates to favorable contract prices for closure of ash impoundments compared to original estimates.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets within Other Noncurrent Assets, respectively, on the Condensed Consolidated Balance Sheets.
8. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
Duke Energy
The following table presents the goodwill by reportable operating segment included on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2017, and December 31, 2016.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill Balance at December 31, 2016	$17,379	$1,924	$122	$19,425
Accumulated impairment charges (a)	—	—	(7)	(7)
Goodwill Balance at September 30, 2017	$17,379	$1,924	$115	$19,418

(a)
Duke Energy evaluated the recoverability of goodwill in the third quarter of 2017 and recorded an impairment of $7 million related to the Energy Management Solutions reporting unit within the Commercial Renewables segment. The fair value of the reporting unit was determined based on the market approach, which estimates fair value based on market comparables within the energy technologies industry.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2017, and December 31, 2016.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure operating segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure operating segment and there are no accumulated impairment charges. Effective November 1, 2016, Piedmont's fiscal year was changed from October 31 to December 31. Effective with this change, Piedmont changed the date of its annual impairment testing of goodwill from October 31 to August 31 to align with the other Duke Energy Registrants.
Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Except for the Energy Management Solutions reporting unit, the fair value of all other reporting units for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis. As such, no other impairment charges were recorded in the third quarter of 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$205	$204	$645	$620
Indemnification coverages(b)	5	5	17	16
JDA revenue(c)	9	10	42	21
JDA expense(c)	39	36	91	127
Intercompany natural gas purchases(d)	3	—	5	—
Progress Energy
Corporate governance and shared service expenses(a)	$208	$182	$555	$515
Indemnification coverages(b)	10	9	29	25
JDA revenue(c)	39	36	91	127
JDA expense(c)	9	10	42	21
Intercompany natural gas purchases(d)	19	—	57	—
Duke Energy Progress
Corporate governance and shared service expenses(a)	$114	$103	$321	$292
Indemnification coverages(b)	4	4	11	10
JDA revenue(c)	39	36	91	127
JDA expense(c)	9	10	42	21
Intercompany natural gas purchases(d)	19	—	57	—
Duke Energy Florida
Corporate governance and shared service expenses(a)	$94	$79	$234	$223
Indemnification coverages(b)	6	5	18	15
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$90	$89	$275	$261
Indemnification coverages(b)	1	1	3	4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$93	$96	$281	$279
Indemnification coverages(b)	2	2	6	6
Piedmont
Corporate governance and shared service expenses(a)	$10	$—	$25	$—
Indemnification coverages(b)	1	—	2	—
Intercompany natural gas sales(d)	22	—	62	—

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

(c)
Duke Energy Carolinas and Duke Energy Progress participate in a Joint Dispatch Agreement (JDA), which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power and expenses from the purchase of power pursuant to the JDA are recorded in Operating Revenues and Fuel used in electric generation and purchased power, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(d)
Piedmont provides long-term natural gas delivery service to certain Duke Energy Carolinas and Duke Energy Progress natural gas-fired generation facilities. Piedmont records the sales in Regulated natural gas revenues, and Duke Energy Carolinas and Duke Energy Progress record the related purchases in Fuel used in electric generation and purchased power on their respective Condensed Consolidated Statements of Operations and Comprehensive Income. The amounts are not eliminated in accordance with rate-based accounting regulations. For the three and nine months ended September 30, 2016, which was prior to the Piedmont acquisition, Piedmont recorded $19 million and $57 million, respectively, of natural gas sales with Duke Energy Progress and $1 million and $3 million, respectively, with Duke Energy Carolinas.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

In addition to the amounts presented above, the Subsidiary Registrants have other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016, for more information regarding the money pool. These transactions of the Subsidiary Registrants were not material for the three and nine months ended September 30, 2017, and 2016.
As discussed in Note 13, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but also include a subordinated note from the affiliate for a portion of the purchase price.
Equity Method Investments
Piedmont has related party transactions as a customer of its equity method investments in natural gas storage and transportation facilities. The following table presents expenses for the three and nine months ended September 30, 2017, and 2016, which are included in Cost of natural gas on Piedmont's Condensed Consolidated Statements of Operations and Comprehensive Income.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Type of expense	2017	2016	2017	2016
Cardinal	Transportation Costs	$2	$3	$6	$7
Pine Needle	Natural Gas Storage Costs	2	3	6	8
Hardy Storage	Natural Gas Storage Costs	2	2	7	7
Total		$6	$8	$19	$22
Piedmont had accounts payable to its equity method investments of $2 million at September 30, 2017, and December 31, 2016, related to these transactions. These amounts are included in Accounts payable on the Condensed Consolidated Balance Sheets.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2017
Intercompany income tax receivable	$—	$170	$—	$120	$—	$—	$89
Intercompany income tax payable	173	—	46	—	18	104	—

December 31, 2016
Intercompany income tax receivable	$1	$—	$—	$37	$—	$—	$—
Intercompany income tax payable	—	37	90	—	1	3	38
10. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price risk and interest rate risk. The primary use of commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Piedmont enters into natural gas supply contracts to provide diversification, reliability and natural gas cost benefits to its customers. Interest rate swaps are used to manage interest rate risk associated with borrowings.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three and nine months ended September 30, 2017, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business.
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
In August 2016, Duke Energy unwound $1.4 billion of forward-starting interest rate swaps associated with the Piedmont acquisition financing. The swaps were considered undesignated as they did not qualify for hedge accounting. For the three and nine months ended September 30, 2016, losses on the swaps of $22 million and $190 million, respectively, were included within Interest Expense on Duke Energy's Condensed Consolidated Statements of Operations. See Note 2 for additional information related to the Piedmont acquisition.
The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$703	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,630	$400	$500	$250	$250	$27

	December 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$750	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,677	$400	$500	$250	$250	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $703 million and $750 million as of September 30, 2017, and December 31, 2016, respectively.
COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the prices of electricity purchased and sold in bulk power markets and coal and natural gas purchases, including Piedmont's natural gas supply contracts. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations. For the Subsidiary Registrants, bulk power electricity and coal and natural gas purchases flow through fuel adjustment clauses, formula-based contracts or other cost-sharing mechanisms. Differences between the costs included in rates and the incurred costs, including undesignated derivative contracts, are largely deferred as regulatory assets or regulatory liabilities. Piedmont policies allow for the use of financial instruments to hedge commodity price risks. The strategy and objective of these hedging programs are to use the financial instruments to reduce natural gas costs volatility for customers.

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

	September 30, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	112	—	—	—	—	112	—
Natural gas (millions of dekatherms)	786	103	193	124	69	1	489

	December 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	147	—	—	—	—	147	—
Natural gas (millions of dekatherms)	890	91	269	118	151	1	529

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

Derivative Assets	September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$48	$6	$10	$5	$4	$2	$28	$2
Noncurrent	6	2	4	3	1	—	—	—
Total Derivative Assets – Commodity Contracts	$54	$8	$14	$8	$5	$2	$28	$2
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$14	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	1	—	1	—	1	—	—	—
Total Derivative Assets – Interest Rate Contracts	$15	$—	$1	$—	$1	$—	$—	$—
Total Derivative Assets	$69	$8	$15	$8	$6	$2	$28	$2

Derivative Liabilities	September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$29	$1	$11	$2	$9	$—	$—	$18
Noncurrent	113	1	7	1	—	—	—	105
Total Derivative Liabilities – Commodity Contracts	$142	$2	$18	$3	$9	$—	$—	$123
Interest Rate Contracts
Designated as Hedging Instruments
Current	$7	$—	$—	$—	$—	$—	$—	$—
Noncurrent	9	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	24	23	—	—	—	1	—	—
Noncurrent	9	—	4	4	—	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$49	$23	$4	$4	$—	$5	$—	$—
Total Derivative Liabilities	$191	$25	$22	$7	$9	$5	$—	$123

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Derivative Assets	September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$49	$6	$11	$5	$5	$2	$28	$2
Gross amounts offset	(3)	—	(3)	(1)	(2)	—	—	—
Net amounts presented in Current Assets: Other	$46	$6	$8	$4	$3	$2	$28	$2
Noncurrent
Gross amounts recognized	$20	$2	$4	$3	$1	$—	$—	$—
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$18	$1	$3	$2	$1	$—	$—	$—

Derivative Liabilities	September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$60	$24	$11	$2	$9	$1	$—	$18
Gross amounts offset	(4)	(1)	(3)	(1)	(2)	—	—	—
Net amounts presented in Current Liabilities: Other	$56	$23	$8	$1	$7	$1	$—	$18
Noncurrent
Gross amounts recognized	$131	$1	$11	$5	$—	$4	$—	$105
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$129	$—	$10	$4	$—	$4	$—	$105

Derivative Assets	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$111	$23	$64	$36	$28	$4	$16	$3
Gross amounts offset	(11)	—	(11)	—	(11)	—	—	—
Net amounts presented in Current Assets: Other	$100	$23	$53	$36	$17	$4	$16	$3
Noncurrent
Gross amounts recognized	$51	$10	$21	$10	$11	$1	$—	$—
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$49	$9	$20	$9	$11	$1	$—	$—

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

	September 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$40	$25	$15	$6	$9
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	40	25	15	6	9

	December 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$34	$16	$18	$6	$12
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	34	16	18	6	12
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
TRADING SECURITIES
Piedmont's investments in debt and equity securities held in rabbi trusts associated with certain deferred compensation plans are classified as trading securities. The fair value of these investments was $1 million and $5 million as of September 30, 2017, and December 31, 2016, respectively.
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
Substantially all amounts of the Duke Energy Registrants' gross unrealized holding losses as of September 30, 2017, and December 31, 2016, are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2017, and December 31, 2016.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in AFS securities.

	September 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$129	$—	$—	$111
Equity securities	2,549	28	4,627	2,092	54	4,106
Corporate debt securities	16	2	600	10	8	528
Municipal bonds	5	2	334	3	10	331
U.S. government bonds	10	4	984	10	8	984
Other debt securities	—	1	120	—	3	124
Total NDTF	$2,580	$37	$6,794	$2,115	$83	$6,184
Other Investments
Cash and cash equivalents	$—	$—	$15	$—	$—	$25
Equity securities	52	—	115	38	—	104
Corporate debt securities	1	—	64	1	1	66
Municipal bonds	3	1	83	2	1	82
U.S. government bonds	—	—	44	—	1	51
Other debt securities	—	—	37	—	2	42
Total Other Investments	$56	$1	$358	$41	$5	$370
Total Investments	$2,636	$38	$7,152	$2,156	$88	$6,554
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2017
Due in one year or less	$92
Due after one through five years	584
Due after five through 10 years	514
Due after 10 years	1,076
Total	$2,266

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Realized gains	$37	$82	$170	$200
Realized losses	25	42	124	134
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in AFS securities.

	September 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$34	$—	$—	$18
Equity securities	1,395	14	2,553	1,157	28	2,245
Corporate debt securities	9	2	395	5	6	354
Municipal bonds	1	—	52	1	2	67
U.S. government bonds	3	3	466	2	5	458
Other debt securities	—	1	113	—	3	116
Total NDTF	$1,408	$20	$3,613	$1,165	$44	$3,258
Other Investments
Other debt securities	—	—	—	—	1	3
Total Investments	$1,408	$20	$3,613	$1,165	$45	$3,261
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2017
Due in one year or less	$5
Due after one through five years	218
Due after five through 10 years	264
Due after 10 years	539
Total	$1,026
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Realized gains	$20	$58	$110	$125
Realized losses	13	28	76	84

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

PROGRESS ENERGY
The following table presents the estimated fair value of investments in AFS securities.

	September 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$95	$—	$—	$93
Equity securities	1,154	14	2,074	935	26	1,861
Corporate debt securities	7	—	205	5	2	174
Municipal bonds	4	2	282	2	8	264
U.S. government bonds	7	1	518	8	3	526
Other debt securities	—	—	7	—	—	8
Total NDTF	$1,172	$17	$3,181	$950	$39	$2,926
Other Investments
Cash and cash equivalents	$—	$—	$11	$—	$—	$21
Municipal bonds	3	—	47	2	—	44
Total Other Investments	$3	$—	$58	$2	$—	$65
Total Investments	$1,175	$17	$3,239	$952	$39	$2,991
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2017
Due in one year or less	$74
Due after one through five years	309
Due after five through 10 years	194
Due after 10 years	482
Total	$1,059
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Realized gains	$16	$21	$58	$71
Realized losses	12	13	47	49

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in AFS securities.

	September 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$46	$—	$—	$45
Equity securities	882	11	1,683	704	21	1,505
Corporate debt securities	5	—	144	4	1	120
Municipal bonds	4	2	281	2	8	263
U.S. government bonds	5	1	303	5	2	275
Other debt securities	—	—	4	—	—	5
Total NDTF	$896	$14	$2,461	$715	$32	$2,213
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Investments	$896	$14	$2,462	$715	$32	$2,214
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2017
Due in one year or less	$16
Due after one through five years	209
Due after five through 10 years	136
Due after 10 years	371
Total	$732
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Realized gains	$14	$18	$49	$60
Realized losses	11	11	41	42

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in AFS securities.

	September 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$49	$—	$—	$48
Equity securities	272	3	391	231	5	356
Corporate debt securities	2	—	61	1	1	54
Municipal bonds	—	—	1	—	—	1
U.S. government bonds	2	—	215	3	1	251
Other debt securities	—	—	3	—	—	3
Total NDTF(a)	$276	$3	$720	$235	$7	$713
Other Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$4
Municipal bonds	3	—	47	2	—	44
Total Other Investments	$3	$—	$47	$2	$—	$48
Total Investments	$279	$3	$767	$237	$7	$761

(a)
During the nine months ended September 30, 2017, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3 nuclear plant.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2017
Due in one year or less	$58
Due after one through five years	100
Due after five through 10 years	58
Due after 10 years	111
Total	$327
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Realized gains	$2	$3	$9	$11
Realized losses	1	2	6	7

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in AFS securities.

	September 30, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$44	$—	$91	$33	$—	$79
Corporate debt securities	—	—	3	—	—	2
Municipal bonds	—	1	28	—	1	28
U.S. government bonds	—	—	—	—	—	1
Total Investments	$44	$1	$122	$33	$1	$110
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2017
Due in one year or less	$4
Due after one through five years	12
Due after five through 10 years	8
Due after 10 years	7
Total	$31
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were insignificant for the three and nine months ended September 30, 2017, and 2016.
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
Level 2 – A fair value measurement utilizing inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, for an asset or liability. Inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active (iii) and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities and credit spreads. A Level 2 measurement cannot have more than an insignificant portion of its valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less-than-active markets.
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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three and nine months ended September 30, 2017, and 2016.

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
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives, including Piedmont's natural gas supply contracts, are primarily valued using internally developed discounted cash flow models that incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or non-performance risk (after reflecting credit enhancements such as collateral), and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for natural gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate the fair value of natural gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.
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
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the tables below for all Duke Energy Registrants exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type for the Duke Energy Registrants.

	September 30, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,627	$4,549	$—	$—	$78
NDTF debt securities	2,167	617	1,550	—	—
Other trading and AFS equity securities	116	116	—	—	—
Other AFS debt securities	243	59	184	—	—
Derivative assets	69	4	35	30	—
Total assets	7,222	5,345	1,769	30	78
Derivative liabilities	(191)	—	(68)	(123)	—
Net assets (liabilities)	$7,031	$5,345	$1,701	$(93)	$78

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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$—	$(91)	$(91)	$4	$34	$38
Purchases, sales, issuances and settlements:
Settlements	—	(12)	(12)	—	(9)	(9)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	—	10	10	—	(2)	(2)
Balance at end of period	$—	$(93)	$(93)	$4	$23	$27

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$(166)	$(161)	$5	$10	$15
Total pretax realized or unrealized gains included in comprehensive income	1	—	1	—	—	—
Purchases, sales, issuances and settlements:
Purchases	—	55	55	—	34	34
Sales	(6)	—	(6)	(1)	—	(1)
Settlements	—	(30)	(30)	—	(22)	(22)
Total gains included on the Condensed Consolidated Balance Sheet	—	48	48	—	1	1
Balance at end of period	$—	$(93)	$(93)	$4	$23	$27

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

	September 30, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$2,553	$2,475	$—	$—	$78
NDTF debt securities	1,060	178	882	—	—
Derivative assets	8	—	8	—	—
Total assets	3,621	2,653	890	—	78
Derivative liabilities	(25)	—	(25)	—	—
Net assets	$3,596	$2,653	$865	$—	$78

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$2,245	$2,168	$—	$—	$77
NDTF debt securities	1,013	178	835	—	—
Other AFS debt securities	3	—	—	3	—
Derivative assets	33	—	33	—	—
Total assets	3,294	2,346	868	3	77
Derivative liabilities	(16)	—	(16)	—	—
Net assets	$3,278	$2,346	$852	$3	$77
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Investments
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$—	$3	$3	$3
Total pretax realized or unrealized gains included in comprehensive income	—	—	1	—
Purchases, sales, issuances and settlements:
Sales	—	—	(4)	—
Balance at end of period	$—	$3	$—	$3

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,074	$2,074	$—	$1,861	$1,861	$—
NDTF debt securities	1,107	439	668	1,065	454	611
Other AFS debt securities	58	11	47	65	21	44
Derivative assets	15	1	14	85	—	85
Total assets	3,254	2,525	729	3,076	2,336	740
Derivative liabilities	(22)	—	(22)	(25)	—	(25)
Net assets	$3,232	$2,525	$707	$3,051	$2,336	$715

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,683	$1,683	$—	$1,505	$1,505	$—
NDTF debt securities	778	231	547	708	207	501
Other AFS debt securities	1	1	—	1	1	—
Derivative assets	8	1	7	46	—	46
Total assets	2,470	1,916	554	2,260	1,713	547
Derivative liabilities	(7)	—	(7)	(7)	—	(7)
Net assets	$2,463	$1,916	$547	$2,253	$1,713	$540
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$391	$391	$—	$356	$356	$—
NDTF debt securities	329	208	121	357	247	110
Other AFS debt securities	47	—	47	48	4	44
Derivative assets	6	—	6	39	—	39
Total assets	773	599	174	800	607	193
Derivative liabilities	(9)	—	(9)	(12)	—	(12)
Net assets	$764	$599	$165	$788	$607	$181
DUKE ENERGY OHIO
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 2	Level 3	Total Fair Value	Level 2	Level 3
Derivative assets	$2	$—	$2	$5	$—	$5
Derivative liabilities	(5)	(5)	—	(6)	(6)	—
Net (liabilities) assets	$(3)	$(5)	$2	$(1)	$(6)	$5
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$3	$5	$5	$3
Purchases, sales, issuances and settlements:
Purchases	—	—	3	5
Settlements	(1)	(2)	(3)	(4)
Total losses included on the Condensed Consolidated Balance Sheet	—	—	(3)	(1)
Balance at end of period	$2	$3	$2	$3

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2017				December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other AFS equity securities	$91	$91	$—	$—	$79	$79	$—	$—
Other AFS debt securities	31	—	31	—	31	—	31	—
Derivative assets	28	—	—	28	16	—	—	16
Total assets	150	91	31	28	126	79	31	16
Derivative liabilities	—	—	—	—	(2)	(2)	—	—
Net assets	$150	$91	$31	$28	$124	$77	$31	$16
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$51	$29	$16	$7
Purchases, sales, issuances and settlements:
Purchases	—	—	52	29
Settlements	(11)	(7)	(27)	(18)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(12)	(2)	(13)	2
Balance at end of period	$28	$20	$28	$20
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Other trading equity securities	$1	$1	$—	$4	$4	$—
Other trading debt securities	—	—	—	1	1	—
Derivative assets	2	2	—	3	3	—
Total assets	3	3	—	8	8	—
Derivative liabilities	(123)	—	(123)	(187)	—	(187)
Net (liabilities) assets	$(120)	$3	$(123)	$(179)	$8	$(187)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$(145)	$(190)	$(187)	$(149)
Total gains (losses) and settlements	22	(5)	64	(46)
Balance at end of period	$(123)	$(195)	$(123)	$(195)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2017
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
Financial Transmission Rights (FTRs)	$2	RTO auction pricing	FTR price – per megawatt-hour (MWh)	$—	-	$1.08
Duke Energy Indiana
FTRs	28	RTO auction pricing	FTR price – per MWh	(0.82)	-	6.19
Piedmont
Natural gas contracts	(123)	Discounted cash flow	Forward natural gas curves – price per million British thermal unit (MMBtu)	2.12	-	3.36
Duke Energy
Total Level 3 derivatives	$(93)

	December 31, 2016
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$0.77	-	$3.52
Duke Energy Indiana
FTRs	16	RTO auction pricing	FTR price – per MWh	(0.83)	-	9.32
Piedmont
Natural gas contracts	(187)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.31	-	4.18
Duke Energy
Total Level 3 derivatives	$(166)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2017		December 31, 2016
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$51,414	$53,985	$47,895	$49,161
Duke Energy Carolinas	9,525	10,653	9,603	10,494
Progress Energy	17,637	19,615	17,541	19,107
Duke Energy Progress	7,557	8,075	7,011	7,357
Duke Energy Florida	6,696	7,475	6,125	6,728
Duke Energy Ohio	2,067	2,242	1,884	2,020
Duke Energy Indiana	3,785	4,407	3,786	4,260
Piedmont	2,036	2,193	1,821	1,933
At both September 30, 2017, and December 31, 2016, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring re-evaluation, such as a significant change in an entity’s assets or activities. A qualitative analysis of control determines the party that consolidates a VIE. This assessment is based on (i) what party has the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) what party has rights to receive benefits or is obligated to absorb losses that could potentially be significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

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
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2017, and the year ended December 31, 2016, or is expected to be provided in the future, that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	December 2018	December 2018	February 2019	April 2019
Credit facility amount	$325	$425	$300	$225
Amounts borrowed at September 30, 2017	325	425	300	225
Amounts borrowed at December 31, 2016	325	425	300	225
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2017	December 31, 2016
Receivables of VIEs	$6	$6
Current Assets: Regulatory assets	51	50
Current Assets: Other	20	53
Other Noncurrent Assets: Regulatory assets	1,101	1,142
Current Liabilities: Other	3	17
Current maturities of long-term debt	53	62
Long-Term Debt	1,164	1,217
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

(in millions)	September 30, 2017	December 31, 2016
Current Assets: Other	$399	$223
Property, plant and equipment, cost	3,923	3,419
Accumulated depreciation and amortization	(556)	(453)
Current maturities of long-term debt	162	198
Long-Term Debt	1,780	1,097
Deferred income taxes	223	275
Other Noncurrent Liabilities: Other	247	252
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	September 30, 2017
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs(a)	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$46	$75
Investments in equity method unconsolidated affiliates	895	172	39	1,106	—	—
Other noncurrent assets	18	—	—	18	—	—
Total assets	$913	$172	$39	$1,124	$46	$75
Other current liabilities	—	—	3	3	—	—
Deferred income taxes	29	—	—	29	—	—
Other noncurrent liabilities	—	—	12	12	—	—
Total liabilities	$29	$—	$15	$44	$—	$—
Net assets	$884	$172	$24	$1,080	$46	$75

(a)
Duke Energy holds a 50 percent equity interest in Duke-American Transmission Company, LLC (DATC). As of December 31, 2016, DATC was considered a VIE due to having insufficient equity to finance its own activities without subordinated financial support. However, DATC has sufficient equity to finance its own activities as of September 30, 2017, and, therefore, is no longer considered a VIE. Duke Energy's investment in DATC was $45 million at September 30, 2017.

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
The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	September 30,	December 31,
Entity Name	Interest	2017	2016
ACP	47%	$595	$265
Sabal Trail	7.5%	218	140
Constitution	24%	82	82
Total		$895	$487
At December 31, 2016, Piedmont had a 7 percent ownership interest in ACP and a 24 percent ownership interest in Constitution. In April 2017, Piedmont transferred its ownership interests in ACP and Constitution to a wholly owned subsidiary of Duke Energy at book value.
In October 2017, ACP executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is limited to 47 percent of the outstanding borrowings under the credit facility. Through October 2017, ACP has borrowed $570 million against the revolving credit facility.
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
Other VIEs
Duke Energy holds a 50 percent equity interest in Pioneer Transmission, LLC (Pioneer). Pioneer is considered a VIE due to having insufficient equity to finance its own activities without subordinated financial support. The activities that most significantly impact Pioneer's economic performance are decisions related to the development of new transmission facilities. The power to direct these activities is jointly and equally shared by Duke Energy and the other joint venture partner, American Electric Power; therefore, Duke Energy does not consolidate Pioneer.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE due to OVEC having insufficient equity to finance its activities without subordinated financial support. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business, including costs associated with its 2,256 MW of coal-fired generation capacity. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking could result in future increased cost allocations.
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2017	2016	2017	2016
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	2.0%	1.5%	2.0%	1.5%
Receivable turnover rate	13.4%	13.3%	10.7%	10.6%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Receivables sold	$209	$267	$304	$306
Less: Retained interests	46	82	75	101
Net receivables sold	$163	$185	$229	$205
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Sales
Receivables sold	$438	$481	$1,392	$1,442	$720	$722	$2,047	$1,980
Loss recognized on sale	2	2	7	7	3	3	9	8
Cash flows
Cash proceeds from receivables sold	$434	$468	$1,421	$1,432	$713	$703	$2,064	$1,958
Collection fees received	1	1	1	1	—	—	1	1
Return received on retained interests	—	1	2	2	2	2	5	4
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share amounts)	2017	2016	2017	2016
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$954	$998	$2,356	$2,194
Weighted average shares outstanding – basic	700	689	700	689
Equity Forwards	—	2	—	1
Weighted average shares outstanding – diluted	700	691	700	690
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$1.36	$1.44	$3.37	$3.19
Diluted	$1.36	$1.44	$3.37	$3.18
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.89	$0.855	$2.60	$2.505

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Restricted stock unit awards	$10	$8	$30	$25
Performance awards	7	4	20	14
Pretax stock-based compensation cost	$17	$12	$50	$39
Tax benefit associated with stock-based compensation expense	$6	$5	$18	$14
Stock-based compensation costs capitalized	1	—	2	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Prior to Duke Energy acquiring Piedmont, Piedmont had an incentive compensation plan for eligible officers and other participants. Piedmont's total pretax stock-based compensation costs were approximately $2 million and $5 million for the three and nine months ended September 30, 2016, respectively. The tax benefit associated with Piedmont's stock-based compensation expense for the three and nine months ended September 30, 2016, was immaterial.
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants' contributions to its U.S. qualified defined benefit pension plans.

		Duke
	Duke	Energy
(in millions)	Energy	Ohio	Piedmont
Anticipated 2017 contributions	$19	$4	$11
Contributions made during the nine months ended September 30, 2017	8	4	—
Remaining estimated contributions to be made in 2017	$11	$—	$11
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$40	$12	$12	$6	$5	$1	$2	$3
Interest cost on projected benefit obligation	82	20	25	12	13	4	7	3
Expected return on plan assets	(136)	(35)	(43)	(21)	(21)	(7)	(11)	(6)
Amortization of actuarial loss	36	8	14	6	7	1	3	3
Amortization of prior service credit	(6)	(2)	(1)	—	—	—	—	(1)
Other	2	—	1	—	—	—	—	—
Net periodic pension costs	$18	$3	$8	$3	$4	$(1)	$1	$2

	Three Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$36	$12	$11	$6	$4	$1	$2	$3
Interest cost on projected benefit obligation	83	21	27	12	14	5	7	2
Expected return on plan assets	(128)	(35)	(42)	(21)	(21)	(6)	(10)	(6)
Amortization of actuarial loss	33	8	14	6	7	1	3	2
Amortization of prior service credit	(4)	(2)	(1)	—	(1)	—	—	(1)
Other	2	1	1	—	1	—	—	—
Net periodic pension costs	$22	$5	$10	$3	$4	$1	$2	$—

	Nine Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$120	$36	$36	$18	$15	$3	$6	$9
Interest cost on projected benefit obligation	246	60	75	36	39	14	21	9
Expected return on plan assets	(408)	(106)	(129)	(63)	(63)	(21)	(33)	(18)
Amortization of actuarial loss	108	24	42	18	21	3	9	9
Amortization of prior service credit	(18)	(6)	(3)	—	—	—	—	(3)
Other	6	—	3	1	—	—	—	1
Net periodic pension costs	$54	$8	$24	$10	$12	$(1)	$3	$7

	Nine Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$109	$36	$32	$18	$14	$3	$6	$8
Interest cost on projected benefit obligation	249	64	80	37	42	15	21	7
Expected return on plan assets	(386)	(106)	(126)	(62)	(63)	(20)	(31)	(18)
Amortization of actuarial loss	99	24	41	17	21	3	9	6
Amortization of prior service credit	(12)	(6)	(3)	(1)	(1)	—	—	(2)
Other	6	2	2	1	1	—	—	—
Net periodic pension costs	$65	$14	$26	$10	$14	$1	$5	$1

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

	Three Months Ended September 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	—	1	1	1
Amortization of actuarial loss	2	—	1	—	—
Net periodic pension costs	$6	$—	$2	$1	$1

	Three Months Ended September 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	—	2	—	—
Amortization of actuarial loss	2	—	1	1	1
Amortization of prior service credit	(1)	—	—	—	—
Net periodic pension costs	$6	$—	$3	$1	$1

	Nine Months Ended September 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	10	1	3	2	2
Amortization of actuarial loss	6	—	3	—	—
Net periodic pension costs	$16	$1	$6	$2	$2

	Nine Months Ended September 30, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	11	1	4	1	1
Amortization of actuarial loss	6	—	2	1	1
Amortization of prior service credit	(1)	—	—	—	—
Net periodic pension costs	$18	$1	$6	$2	$2
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	2	—	1	—
Expected return on plan assets	(3)	(2)	—	—	—	—	—	—
Amortization of actuarial loss	2	—	5	3	2	—	—	—
Amortization of prior service credit	(29)	(2)	(21)	(14)	(8)	—	—	—
Net periodic other post-retirement benefit costs	$(20)	$(2)	$(12)	$(9)	$(4)	$—	$1	$—

	Three Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$—	$—	$1	$—	$—	$—	$—	$1
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	3	—	1	—
Expected return on plan assets	(2)	(2)	(1)	—	—	—	—	—
Amortization of actuarial loss (gain)	2	—	5	3	2	(1)	—	—
Amortization of prior service credit	(35)	(4)	(26)	(16)	(8)	—	(1)	—
Net periodic other post-retirement benefit costs	$(26)	$(4)	$(17)	$(11)	$(3)	$(1)	$—	$1

	Nine Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$3	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	27	6	11	6	6	—	1	—
Expected return on plan assets	(10)	(6)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	6	(2)	15	9	6	(1)	—	—
Amortization of prior service credit	(87)	(6)	(63)	(41)	(23)	—	—	—
Net periodic other post-retirement benefit costs	$(61)	$(8)	$(37)	$(26)	$(11)	$(1)	$1	$—

	Nine Months Ended September 30, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$—	$1	$—	$—	$—	$—	$1
Interest cost on accumulated post-retirement benefit obligation	26	6	11	6	6	1	3	1
Expected return on plan assets	(9)	(6)	(1)	—	—	—	(1)	(1)
Amortization of actuarial loss (gain)	5	(2)	16	9	7	(2)	(1)	—
Amortization of prior service credit	(106)	(10)	(77)	(50)	(26)	—	(1)	—
Net periodic other post-retirement benefit costs	$(82)	$(12)	$(50)	$(35)	$(13)	$(1)	$—	$1

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

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Three Months Ended September 30,
2017	$43	$14	$12	$9	$4	$1	$2	$2
2016	39	13	12	8	3	1	2	2
Nine Months Ended September 30,
2017	$147	$49	$42	$30	$13	$3	$7	$5
2016	130	44	39	27	11	3	6	5
MONEY PURCHASE PENSION PLAN
Duke Energy provides, and Piedmont participates in, the Money Purchase Pension (MPP) plan, which is a defined contribution pension plan that allows certain employees to direct investments and assume risk of investment returns. In January 2017, a $2 million contribution was made to the MPP plan.
17. INCOME TAXES
EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Duke Energy	27.6%	34.0%	30.4%	31.7%
Duke Energy Carolinas	32.9%	34.3%	34.1%	34.4%
Progress Energy	29.1%	32.8%	31.9%	34.7%
Duke Energy Progress	31.7%	31.4%	32.4%	33.5%
Duke Energy Florida	34.8%	36.0%	36.1%	37.0%
Duke Energy Ohio	33.3%	36.8%	34.4%	32.5%
Duke Energy Indiana	38.3%	35.2%	39.0%	34.0%
Piedmont(a)	47.6%	40.0%	36.1%	37.7%
(a) Piedmont is in a net loss position for the three months ended September 30, 2017, and 2016.
The decrease in the effective tax rate (ETR) for Duke Energy for the three months ended September 30, 2017, is primarily due to higher research credits, tax benefits of legal entity restructuring and prior year unfavorable impacts of finalizing federal tax audits. The decrease in the ETR for Duke Energy for the nine months ended September 30, 2017, is primarily due to higher research credits, tax benefits of legal entity restructuring and higher production tax credits related to wind projects placed in service; partially offset by lower investment tax credits due to lower solar investments.
The decrease in the ETR for Duke Energy Carolinas for the three months ended September 30, 2017, is primarily due to the favorable impact of research credits, provision to return true ups, and lower North Carolina corporate tax rates.
The decrease in the ETR for Progress Energy for the three and nine months ended September 30, 2017, is primarily due to the favorable impact of research credits and lower North Carolina corporate tax rates.
The decrease in the ETR for Duke Energy Progress for the nine months ended September 30, 2017, is primarily due to the favorable impact of research credits and lower North Carolina corporate tax rates.
The decrease in the ETR for Duke Energy Florida for the three months ended September 30, 2017, is primarily due to the favorable impact of research credits.
The decrease in the ETR for Duke Energy Ohio for the three months ended September 30, 2017, is primarily due to the favorable impact of research credits. The increase in the ETR for Duke Energy Ohio for the nine months ended September 30, 2017, is primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The increase in the ETR for Duke Energy Indiana for the three months ended September 30, 2017, is primarily due to state tax credits recorded in the prior year. The increase in the ETR for Duke Energy Indiana for the nine months ended September 30, 2017, is primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.
The increase in the ETR for Piedmont for the three months ended September 30, 2017, is primarily due to favorable tax return true ups and lower North Carolina corporate tax rates in relation to pretax losses. The decrease in the ETR for Piedmont for the nine months ended September 30, 2017, is primarily due to favorable tax return true ups and lower North Carolina corporate tax rates.
TAXES ON FOREIGN EARNINGS
As of December 31, 2015, Duke Energy's intention was to indefinitely reinvest any future undistributed foreign earnings earned after December 31, 2014. In February 2016, Duke Energy announced it had initiated a process to divest the International Disposal Group and, accordingly, no longer intended to indefinitely reinvest post-2014 undistributed foreign earnings. This change in the company's intent, combined with the extension of bonus depreciation by Congress in late 2015, allowed Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with historical unremitted foreign earnings by approximately $95 million for the nine months ended September 30, 2016. Due to the classification of the International Disposal Group as discontinued operations, income tax amounts related to the International Disposal Group's foreign earnings are presented within (Loss) Income from Discontinued Operations, net of tax on the Condensed Consolidated Statements of Operations. See Note 2 for additional information related to the sale of the International Disposal Group.
18. SUBSEQUENT EVENTS
For information on additional subsequent events related to business segments, regulatory matters, commitments and contingencies and VIEs, see Notes 3, 4, 5 and 13.

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
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. Piedmont's results of operations are included in Duke Energy's results for the three and nine months ended September 30, 2017, but not for the three and nine months ended September 30, 2016, as Piedmont's earnings are only included in Duke Energy's consolidated results subsequent to the acquisition date. See below for additional information regarding the acquisition.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2017, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016, Piedmont's Annual Report on Form 10-K for the year ended October 31, 2016, and the transition report filed by Piedmont on Form 10-Q (Form 10-QT) as of December 31, 2016, for the transition period from November 1, 2016, to December 31, 2016.
Executive Overview
Hurricane Irma
In September 2017, Hurricane Irma caused widespread damage across the Southeast region, at its peak leaving approximately 1.3 million Duke Energy Florida customers without power. Duke Energy's restoration efforts in response to this devastating storm utilized a team of over 12,000 line and service crews and hundreds of employee volunteers. Storm restoration costs (including capital) for the Duke Energy Florida service territory are currently estimated at approximately $500 million. The vast majority of these costs have been deferred to the balance sheet for future recovery from customers in Florida, per existing state statute. Lost revenues associated with Hurricane Irma were approximately $20 million in the third quarter of 2017. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" for additional information.
Regulatory Activity
In the third quarter of 2017, Duke Energy advanced regulatory activity underway in multiple jurisdictions, achieving several key milestones.
In August 2017, Duke Energy Carolinas filed a base rate case with the North Carolina Utilities Commission. The rate request was driven by capital investments in new, highly efficient natural gas combined-cycle plants and other plant upgrades, coal ash basin closure activities and grid improvement projects. Hearings are scheduled to commence in February 2018.
In Florida, Duke Energy worked closely with stakeholders to build upon and extend the existing settlement agreement from 2013. In late August, Duke Energy Florida reached a favorable agreement with numerous parties in the state, including the consumer advocate, and that agreement was approved by the Florida Public Service Commission (FPSC) in late October. As outlined in the settlement, Duke Energy Florida agreed to no longer recover any remaining costs associated with the canceled Levy Nuclear Project and as a result incurred a pretax impairment charge of $135 million during the third quarter.
See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" for additional information.
2016 Acquisition of Piedmont Natural Gas
On October 3, 2016, Duke Energy completed the acquisition of Piedmont for a total cash purchase price of $5.0 billion and assumed Piedmont's existing long-term debt, which had a fair value of approximately $2.0 billion at the time of the acquisition. The acquisition provides a foundation for Duke Energy to establish a broader, long-term strategic natural gas infrastructure growth platform to complement the existing natural gas pipeline investments and regulated natural gas business in the Midwest.
Duke Energy incurred pretax nonrecurring transaction and integration costs associated with the acquisition of $23 million and $69 million for the three and nine months ended September 30, 2017, respectively, and $65 million and $256 million for the three and nine months ended September 30, 2016, respectively. Acquisition-related costs in the prior year were principally due to losses on forward-starting interest rate swaps related to the acquisition financing of $22 million and $190 million for the three and nine months ended September 30, 2016, respectively. For additional information on the swaps see Note 10 to the Condensed Consolidated Financial Statements, "Derivatives and Hedging."
Duke Energy expects to incur system integration and other acquisition-related transition costs, primarily through 2018, that are necessary to achieve certain anticipated cost savings, efficiencies and other benefits. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information regarding the transaction.

PART I

2016 Sale of International Energy
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

•	Commercial Renewables Impairments represents other-than-temporary and asset impairments.

•	Florida Settlement represents an impairment charge related to the Levy nuclear project based on a settlement agreement approved by regulators.
Adjusted earnings also include operating results of the International Disposal Group, which have been classified as discontinued operations. Management believes inclusion of the operating results of the Disposal Group within adjusted earnings and adjusted diluted EPS results in a better reflection of Duke Energy's financial performance during the period.
Three Months Ended September 30, 2017, as compared to September 30, 2016
GAAP Reported EPS was $1.36 for the third quarter of 2017 compared to $1.70 for the third quarter of 2016. The decrease in GAAP Reported EPS was primarily due to less favorable weather, an impairment at Duke Energy Florida and prior year income from discontinued operations including International Energy which was sold in 2016; partially offset by a lower effective tax rate, lower costs associated with the Piedmont acquisition and growth from investments.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s third quarter 2017 adjusted diluted EPS was $1.59 compared to $1.68 for the third quarter of 2016. The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30,
	2017		2016
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$954	$1.36	$1,176	$1.70
Adjustments:
Costs to Achieve Mergers(a)	14	0.03	52	0.07
Cost Savings Initiatives(b)	—	—	12	0.02
Commercial Renewables Impairments (c)	56	0.08	45	0.07
Florida Settlement (d)	84	0.12	—	—
Discontinued Operations(e)	2	—	(122)	(0.18)
Adjusted Earnings/Adjusted Diluted EPS	$1,110	$1.59	$1,163	$1.68

PART I

(a)	Net of $9 million tax benefit in 2017 and $32 million tax benefit in 2016.

(b)	Net of $7 million tax benefit in 2016.

(c)	Net of $28 million tax benefit in 2017 and $26 million tax benefit in 2016.

(d)	Net of $51 million tax benefit in 2017.

(e)	The 2016 amount represents tax adjustments related to previously sold businesses not related to the International Disposal Group.
The decrease in adjusted earnings for the three months ended September 30, 2017, compared to the same period in 2016 was primarily due to:

•	Lower regulated electric revenues due to less favorable weather in the current year, including lost revenues related to Hurricane Irma;

•	The prior year operating results of the International Disposal Group, which was sold in December 2016; and

•	Higher financing costs, primarily due to the Piedmont acquisition.
Partially offset by:

•
Higher regulated electric revenues from increased pricing and riders driven by new rates in Duke Energy Progress South Carolina, base rate adjustments in Florida, and energy efficiency rider revenues in North Carolina;

•	Additional earnings from incremental investments in the Atlantic Coast Pipeline (ACP) natural gas pipeline; and

•	Lower income taxes due to prior year unfavorable tax adjustments and benefits in the current year from legal entity restructuring.
Nine Months Ended September 30, 2017, as compared to September 30, 2016
Duke Energy's GAAP Reported EPS was $3.36 for the nine months ended September 30, 2017, compared to $3.44 for the nine months ended September 30, 2016. The decrease in GAAP Reported EPS was driven by less favorable weather compared to the prior year, an impairment at Duke Energy Florida and prior year income from discontinued operations including International Energy which was sold in 2016; partially offset by lower costs associated with the Piedmont acquisition, lower severance charges, effective cost control and growth from investments.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s adjusted diluted EPS for the nine months ended September 30, 2017, was $3.63 compared to $3.88 for the nine months ended September 30, 2016. The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2017		2016
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$2,356	$3.36	$2,379	$3.44
Adjustments:
Costs to Achieve Mergers(a)	43	0.06	195	0.28
Cost Savings Initiatives(b)	—	—	39	0.06
Commercial Renewables Impairments (c)	56	0.08	45	0.07
Florida Settlement (d)	84	0.12	—	—
Discontinued Operations(e)	4	0.01	21	0.03
Adjusted Earnings/Adjusted Diluted EPS	$2,543	$3.63	$2,679	$3.88

(a)	Net of $26 million tax benefit in 2017 and $120 million tax benefit in 2016.

(b)	Net of $24 million tax benefit in 2016.

(c)	Net of $28 million tax benefit in 2017 and $26 million tax benefit in 2016.

(d)	Net of $51 million tax benefit in 2017.

(e)
The 2016 amount includes an impairment charge related to certain assets in Central America that were sold in 2016, partially offset by a tax benefit related to previously sold businesses not related to the International Disposal Group.

The decrease in adjusted earnings for the nine months ended September 30, 2017, compared to the same period in 2016 was primarily due to:

•	Lower regulated electric revenues due to unfavorable weather compared to the prior year; and

•
The prior year operating results of the International Disposal Group, which was sold in December 2016. The 2016 operating results included a benefit from the revaluation of deferred income taxes. See Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes," for additional information.

Partially offset by:

•
Higher regulated electric revenues from increased pricing and riders driven by new rates in Duke Energy Progress South Carolina, base rate adjustments in Florida and energy efficiency rider revenues in North Carolina, as well as growth in weather-normal retail volumes;

•
Lower operations, maintenance and other expense, net of amounts recoverable in rates, at Electric Utilities and Infrastructure resulting from ongoing cost efficiency efforts and lower year-to-date storm costs than the prior year;

•	Higher allowance for funds used during construction (AFUDC) equity due to capital investments at the electric utilities; and

•	Additional earnings from incremental investments in the ACP and Sabal Trail natural gas pipelines.

PART I

SEGMENT RESULTS
Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income includes intercompany revenues and expenses that are eliminated on the Condensed Consolidated Financial Statements.
Due to the Piedmont acquisition and the sale of International Energy in the fourth quarter of 2016, Duke Energy's segment structure was realigned to include the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. Prior period information has been recast to conform to the current segment structure. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions," for further information on the Piedmont acquisition and International Energy sale and Note 3, “Business Segments,” for additional information on Duke Energy’s segments.
Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Variance	2017	2016	Variance
Operating Revenues	$6,129	$6,340	$(211)	$16,234	$16,430	$(196)
Operating Expenses
Fuel used in electric generation and purchased power	1,872	2,016	(144)	4,875	5,102	(227)
Operation, maintenance and other	1,297	1,291	6	3,833	3,819	14
Depreciation and amortization	777	729	48	2,228	2,139	89
Property and other taxes	277	274	3	808	799	9
Impairment charges	132	9	123	134	12	122
Total operating expenses	4,355	4,319	36	11,878	11,871	7
Gains on Sales of Other Assets and Other, net	—	1	(1)	4	3	1
Operating Income	1,774	2,022	(248)	4,360	4,562	(202)
Other Income and Expenses	67	75	(8)	222	215	7
Interest Expense	305	287	18	925	829	96
Income Before Income Taxes	1,536	1,810	(274)	3,657	3,948	(291)
Income Tax Expense	516	621	(105)	1,273	1,391	(118)
Segment Income	$1,020	$1,189	$(169)	$2,384	$2,557	$(173)

Duke Energy Carolinas gigawatt-hours (GWh) sales	24,135	25,508	(1,373)	66,159	67,890	(1,731)
Duke Energy Progress GWh sales	18,827	20,033	(1,206)	50,026	54,011	(3,985)
Duke Energy Florida GWh sales	12,132	12,440	(308)	31,177	31,542	(365)
Duke Energy Ohio GWh sales	6,672	7,214	(542)	18,632	19,117	(485)
Duke Energy Indiana GWh sales	8,795	9,073	(278)	24,975	26,624	(1,649)
Total Electric Utilities and Infrastructure GWh sales	70,561	74,268	(3,707)	190,969	199,184	(8,215)
Net proportional megawatt (MW) capacity in operation				48,909	49,411	(502)
Three Months Ended September 30, 2017, as Compared to September 30, 2016
Electric Utilities and Infrastructure’s results were impacted by less favorable weather and an impairment at Duke Energy Florida, partially offset by growth from investments. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $163 million decrease in fuel revenues due to lower retail sales volumes; and

•	a $160 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year, including lost revenues related to Hurricane Irma.
Partially offset by:

•
a $90 million increase in retail pricing due to Duke Energy Florida's base rate adjustments for the Osprey acquisition and Hines Chillers and the Duke Energy Progress South Carolina rate case, as well as increased rider revenues related to energy efficiency programs, Duke Energy Florida's nuclear asset securitization, and Midwest capital investments.

Operating Expenses. The variance was driven primarily by:

•	a $123 million increase in impairment charges primarily due to write-off of remaining unrecovered Levy Nuclear Project costs at Duke Energy Florida in the current year; and

•	a $48 million increase in depreciation and amortization expense primarily due to additional plant in service.

PART I

Partially offset by:

•	a $144 million decrease in fuel expense, including purchased power, driven by lower retail sales.
Interest Expense. The increase was primarily due to higher debt outstanding in the current year to fund growth.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and higher research credits, partially offset by the North Carolina corporate tax rate reduction in the prior year. The effective tax rates for the three months ended September 30, 2017, and 2016 were 33.6 percent and 34.3 percent, respectively.
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Electric Utilities and Infrastructure’s results were impacted by less favorable weather compared to the prior year and an impairment at Duke Energy Florida, partially offset by growth from investments and higher weather-normal retail sales volumes. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $380 million decrease in retail sales, net of fuel revenues, due to unfavorable weather compared to the prior year, including lost revenues related to Hurricane Irma; and

•	a $256 million decrease in fuel revenues primarily due to lower retail sales volumes.
Partially offset by:

•
a $346 million increase in rider revenues related to energy efficiency programs, Duke Energy Florida's nuclear asset securitization, Midwest transmission and distribution capital investments, and Duke Energy Indiana's Edwardsport Integrated Gasification Combined Cycle (IGCC) plant, as well as an increase in retail pricing due to Duke Energy Florida's base rate adjustments for the Osprey acquisition and Hines Chillers and the Duke Energy Progress South Carolina rate case; and

•	a $59 million increase in weather-normal sales volumes to retail customers.
Operating Expenses. The variance was driven primarily by:

•	a $122 million increase in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the current year at Duke Energy Florida; and

•	an $89 million increase in depreciation and amortization expense primarily due to additional plant in service;
Partially offset by:

•	a $227 million decrease in fuel expense, including purchased power, primarily due to lower retail sales and changes in generation mix.
Interest Expense. The increase was primarily due to higher debt outstanding in the current year and Duke Energy Florida's Crystal River 3 (CR3) regulatory asset debt return ending in June 2016 upon securitization.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and higher research credits, partially offset by the North Carolina corporate tax rate reduction. The effective tax rates for the nine months ended September 30, 2017, and 2016 were 34.8 percent and 35.2 percent, respectively.
Matters Impacting Future Electric Utilities and Infrastructure Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 4 and Note 7 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and "Asset Retirement Obligations," respectively, for additional information.
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
Duke Energy has several rate cases pending. Duke Energy Kentucky filed an electric rate case with the Kentucky Public Service Commission (KPSC) on September 1, 2017, to recover costs of capital investments in generation, transmission and distribution systems and to recover other incremental expenses since its previous rate case. Duke Energy Carolinas and Duke Energy Progress filed general rate cases with the NCUC on August 25, 2017, and June 1, 2017, respectively, to recover costs of complying with Coal Combustion Residuals (CCR) regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. In March 2017, Duke Energy Ohio filed an electric distribution base rate case application and supporting testimony with the Public Utility Commission of Ohio (PUCO). Electric Utilities and Infrastructure's earnings could be impacted adversely if these rate increases are delayed or denied by the KPSC, NCUC or PUCO. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On August 29, 2017, Duke Energy Florida filed a 2017 Second Revised and Restated Settlement Agreement (2017 Settlement) with the FPSC. The 2017 Settlement was approved by the FPSC on October 25, 2017. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information about the 2017 Settlement. In accordance with the 2017 Settlement, Duke Energy Florida will not seek recovery of any costs associated with the ongoing Westinghouse contract litigation, which is currently being appealed. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” for additional information about the litigation. An unfavorable appeals ruling on that matter could have an adverse impact on Electric Utilities and Infrastructure’s financial position, results of operations and cash flows.
In September 2017, Hurricane Irma caused extensive damage and widespread power outages within the Duke Energy Florida service territory. Duke Energy Florida has not completed the final accumulation of storm restoration costs incurred. Total storm restoration costs, including capital, are currently estimated at approximately $500 million. In accordance with a regulatory order with FPSC, certain incremental operation and maintenance storm restoration costs are classified as a regulatory asset recognizing the probable recoverability of these costs under FPSC's storm rule. The Company will make a petition by the end of 2017 to FPSC for recovery of costs. Duke Energy Florida's cash flows could be impacted by the timing of cost recovery. See Note 4, "Regulatory Matters," to the Condensed Consolidated Financial Statements for additional information.
Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Variance	2017	2016	Variance
Operating Revenues	$272	$89	$183	$1,243	$358	$885
Operating Expenses
Cost of natural gas	68	6	62	402	64	338
Operation, maintenance and other	93	30	63	291	90	201
Depreciation and amortization	57	19	38	171	59	112
Property and other taxes	25	12	13	81	44	37
Total operating expenses	243	67	176	945	257	688
Operating Income	29	22	7	298	101	197
Other Income and Expenses	22	7	15	60	13	47
Interest Expense	26	6	20	78	19	59
Income Before Income Taxes	25	23	2	280	95	185
Income Tax Expense	6	8	(2)	101	32	69
Segment Income	$19	$15	$4	$179	$63	$116

Piedmont LDC throughput (dekatherms) (a)	107,490,775	—	107,490,775	334,781,316	—	334,781,316
Duke Energy Midwest LDC throughput (Mcf)	9,904,644	9,568,340	336,304	52,940,410	57,023,986	(4,083,576)
(a)     Includes throughput subsequent to Duke Energy's acquisition of Piedmont on October 3, 2016.
Three Months Ended September 30, 2017, as Compared to September 30, 2016
Gas Utilities and Infrastructure’s higher results were primarily due to increased investments in the ACP pipeline. Piedmont's losses included in Gas Utilities and Infrastructure's results were $5 million for the three months ended September 30, 2017. All variances are related to the inclusion of Piedmont's results of operations as a result of Duke Energy's acquisition of Piedmont on October 3, 2016, except for the following:
Other Income and Expenses. The variance was driven primarily by increased investments in the ACP pipeline.

PART I

Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Gas Utilities and Infrastructure’s higher results were due to the inclusion of Piedmont's earnings in the current year as a result of Duke Energy's acquisition of Piedmont on October 3, 2016, as well as growth from investments in ACP and Sabal Trail pipelines. Piedmont's earnings included in Gas Utilities and Infrastructure's results were $95 million for the nine months ended September 30, 2017. All variances are related to the inclusion of Piedmont's results of operations, except for the following:
Other Income and Expenses. The variance was driven primarily by increased investments in the ACP and Sabal Trail pipelines.
Matters Impacting Future Gas Utilities and Infrastructure Results
Gas Utilities and Infrastructure has a 24 percent ownership interest in Constitution Pipeline Company, LLC (Constitution), a natural gas pipeline project slated to transport natural gas supplies to major northeastern markets. On April 22, 2016, the New York State Department of Environmental Conservation denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution has stopped construction and discontinued capitalization of future development costs until the project's uncertainty is resolved. To the extent the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is not viable or does not go forward, an impairment charge of up to the recorded investment in the project, net of any cash and working capital returned, may be recorded. With the project on hold, funding of project costs has ceased until resolution of legal actions. At September 30, 2017, Duke Energy's investment in Constitution was $82 million.
Rapidly rising interest rates without timely or adequate updates to the regulated allowed return on equity or failure to achieve the anticipated benefits of the Piedmont merger, including cost savings and growth targets, could significantly impact the estimated fair value of reporting units in Gas Utilities and Infrastructure. In the event of a significant decline in the estimated fair value of the reporting units, goodwill impairment charges could be recorded. The carrying value of goodwill within Gas Utilities and Infrastructure was approximately $1,924 million at September 30, 2017.
Commercial Renewables

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Variance	2017	2016	Variance
Operating Revenues	$95	$139	$(44)	$333	$365	$(32)
Operating Expenses
Operation, maintenance and other	56	98	(42)	191	253	(62)
Depreciation and amortization	39	34	5	116	96	20
Property and other taxes	9	8	1	26	20	6
Impairment charges	76	—	76	76	—	76
Total operating expenses	180	140	40	409	369	40
Gains on Sales of Other Assets and Other, net	1	2	(1)	5	4	1
Operating (Loss) Income	(84)	1	(85)	(71)	—	(71)
Other Income and Expenses	(10)	(76)	66	(12)	(78)	66
Interest Expense	22	15	7	64	38	26
Loss Before Income Taxes	(116)	(90)	(26)	(147)	(116)	(31)
Income Tax Benefit	(65)	(65)	—	(146)	(127)	(19)
Less: Loss Attributable to Noncontrolling Interests	(2)	(1)	(1)	(3)	(2)	(1)
Segment (Loss) Income	$(49)	$(24)	$(25)	$2	$13	$(11)

Renewable plant production, GWh	1,760	1,801	(41)	6,276	5,619	657
Net proportional MW capacity in operation				2,908	2,725	183
Three Months Ended September 30, 2017, as Compared to September 30, 2016
Commercial Renewables' results were impacted by lower investment tax credits (ITCs), higher interest expense on new debt financings and higher losses from Duke Energy's REC Solar investment. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to lower engineering, procurement and construction revenues from REC Solar.
Operating Expenses. The increase was primarily due to a $69 million pretax impairment charge in the current year related to a wholly owned non-contracted wind project, partially offset by lower operations and maintenance expense at REC Solar. For additional information see Note 3 to the Condensed Consolidated Financial Statements, “Business Segments.”
Other Income and Expenses. The variance was primarily due to a $71 million pretax impairment charge in the prior year related to certain equity method investments. For additional information see Note 3 to the Condensed Consolidated Financial Statements, “Business Segments.”
Interest Expense. The increase was primarily due to new project financings.
Income Tax Benefit. Lower ITCs due to lower solar investments in the current year were offset by higher production tax credits (PTCs) related to wind projects placed in service.

PART I

Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Commercial Renewables' results were impacted by lower ITCs, higher interest expense on new debt financings and higher losses from REC Solar, partially offset by increased PTCs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to lower engineering, procurement and construction revenues from REC Solar.
Operating Expenses. The increase was primarily due to a $69 million pretax impairment charge in the current year related to a wholly owned non-contracted wind project and higher operating expenses related to new wind and solar projects placed in service, partially offset by lower operations and maintenance expense at REC Solar. For additional information see Note 3 to the Condensed Consolidated Financial Statements, “Business Segments.”
Other Income and Expenses. The variance was primarily due to a $71 million pretax impairment charge in the prior year related to certain equity method investments. For additional information see Note 3 to the Condensed Consolidated Financial Statements, “Business Segments.”
Interest Expense. The variance was primarily due to new project financings and less capitalized interest due to fewer projects under construction.
Income Tax Benefit. The variance was primarily due to an increase in PTCs related to wind projects placed in service, partially offset by lower ITCs due to lower solar investments in the current year.
Matters Impacting Future Commercial Renewables Results
Changes or variability in assumptions used in calculating the fair value of the Commercial Renewables reporting units for goodwill testing purposes including but not limited to legislative actions related to tax credit extensions, long-term growth rates and discount rates could significantly impact the estimated fair value of the Commercial Renewables reporting units. In the event of a significant decline in the estimated fair value of the Commercial Renewables reporting units, goodwill or other asset impairment charges could be recorded. The carrying value of goodwill within Commercial Renewables was approximately $115 million at September 30, 2017.
Persistently low market pricing for wind resources, primarily in the Electric Reliability Council of Texas West market, and the future expiration of tax incentives including ITCs and PTCs could result in adverse impacts to the future results of Commercial Renewables.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Variance	2017	2016	Variance
Operating Revenues	$35	$32	$3	$103	$91	$12
Operating Expenses
Fuel used in electric generation and purchased power	13	14	(1)	42	37	5
Operation, maintenance and other	21	70	(49)	47	145	(98)
Depreciation and amortization	27	37	(10)	79	108	(29)
Property and other taxes	3	8	(5)	10	25	(15)
Impairment charges	—	—	—	7	2	5
Total operating expenses	64	129	(65)	185	317	(132)
Gains on Sales of Other Assets and Other, net	4	3	1	15	14	1
Operating Loss	(25)	(94)	69	(67)	(212)	145
Other Income and Expenses	51	24	27	100	60	40
Interest Expense	150	157	(7)	423	553	(130)
Loss Before Income Taxes	(124)	(227)	103	(390)	(705)	315
Income Tax Benefit	(93)	(49)	(44)	(193)	(276)	83
Less: Income Attributable to Noncontrolling Interests	3	3	—	8	7	1
Net Expense	$(34)	$(181)	$147	$(205)	$(436)	$231
Three Months Ended September 30, 2017, as Compared to September 30, 2016
Other's lower net expense was driven by tax benefits, insurance proceeds resulting from settlement of the shareholder litigation related to the Progress Energy merger, prior year donations to the Duke Energy Foundation and lower severance expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to prior year donations to the Duke Energy Foundation, less captive insurance losses for Bison Insurance Company Limited and prior year severance expense related to cost savings initiatives.
Other Income and Expenses. The increase was driven by insurance proceeds resulting from settlement of the shareholder litigation related to the Progress Energy merger and higher earnings from the equity method investment in National Methanol Company (NMC).
Interest Expense. The decrease was driven by prior year losses on forward-starting interest rate swaps related to Piedmont pre-acquisition financing, partially offset by additional long-term debt outstanding in the current year. For additional information see Notes 2 and 10 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.

PART I

Income Tax Benefit. The variance was primarily due to higher tax benefits resulting from legal entity restructuring, the 2016 North Carolina corporate tax rate reduction and prior year unfavorable impacts of finalizing federal tax audits, partially offset by lower pretax losses.
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Other's lower net expense was driven by prior year losses on forward-starting interest rate swaps, prior year donations to the Duke Energy Foundation, insurance proceeds resulting from settlement of the shareholder litigation related to the Progress Energy merger and decreased severance expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to prior year severance expenses related to cost savings initiatives, prior year donations to the Duke Energy Foundation and lower franchise taxes resulting from a North Carolina law change.
Other Income and Expenses. The increase was driven by insurance proceeds resulting from settlement of the shareholder litigation related to the Progress Energy merger and higher earnings from the equity method investment in NMC.
Interest Expense. The decrease was primarily by prior year losses on forward-starting interest rate swaps related to Piedmont pre-acquisition financing, partially offset by higher interest costs on $3.75 billion of debt issued in August 2016 to fund the acquisition. For additional information see Notes 2 and 10 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to a decrease in pretax losses, partially offset by tax benefits resulting from legal entity restructuring and the net impact of North Carolina corporate tax rate reductions in 2017 and 2016.
Matters Impacting Future Other Results
Included in Other is Duke Energy Ohio's 9 percent ownership interest in the Ohio Valley Electric Corporation (OVEC), which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations. For information on Duke Energy's regulatory filings related to OVEC, see Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters.”
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
Earnings from an equity method investment in NMC reflect sales of methanol and methyl tertiary butyl ether (MTBE), which generate margins that are directionally correlated with Brent crude oil prices. Weakness in the market price of Brent crude oil and related commodities may result in a decline in earnings. In October 2017, Duke Energy's economic ownership interest in NMC decreased from 25 percent to 17.5 percent.
On November 2, 2017, the U.S. House of Representatives issued its proposal for comprehensive tax reform. The U.S. Senate has not yet issued its related proposal. There is uncertainty as to whether any form of tax reform will become law and, if so, what provisions may be included in the final tax reform. Any substantial revision to the U.S. tax code, including a loss of the ability to deduct interest expense, could adversely impact Duke Energy's future earnings, cash flows or financial position.

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Variance	2017	2016	Variance
(Loss) Income From Discontinued Operations, net of tax	$(2)	$180	$(182)	$(4)	$190	$(194)
Three Months Ended September 30, 2017, as Compared to September 30, 2016
The variance was primarily driven by a $122 million income tax benefit in the prior year resulting from immaterial out of period deferred tax liability adjustments, as well as earnings from the International Disposal Group, which was sold in December 2016. For additional information see Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions."
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
The variance was primarily driven by a $122 million income tax benefit in the prior year resulting from immaterial out of period deferred tax liability adjustments, as well as operating earnings from the International Disposal Group, partially offset by an impairment charged related to certain assets in Central America that were sold in 2016. For additional information see Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions."

PART I

DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2017, and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Operating Revenues	$5,581	$5,641	$(60)
Operating Expenses
Fuel used in electric generation and purchased power	1,394	1,391	3
Operation, maintenance and other	1,431	1,481	(50)
Depreciation and amortization	804	802	2
Property and other taxes	206	206	—
Total operating expenses	3,835	3,880	(45)
Losses on Sales of Other Assets and Other, net	—	(1)	1
Operating Income	1,746	1,760	(14)
Other Income and Expenses	99	121	(22)
Interest Expense	314	316	(2)
Income Before Income Taxes	1,531	1,565	(34)
Income Tax Expense	522	539	(17)
Net Income	$1,009	$1,026	$(17)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential sales	(6.7)%
General service sales	(2.1)%
Industrial sales	(0.5)%
Wholesale power sales	3.9%
Joint dispatch sales	87.6%
Total sales	(2.5)%
Average number of customers	1.5%
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $213 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year.
Partially offset by:

•	an $89 million increase in rider revenues and retail pricing primarily related to energy efficiency programs;

•	a $30 million increase in weather-normal sales volumes to retail customers, net of fuel revenues;

•	a $15 million increase in wholesale power revenues, net of sharing and fuel revenues, primarily due to additional volumes for customers served under long-term contracts; and

•	an $8 million increase in fuel revenues primarily due to changes in generation mix.
Operating Expenses. The variance was primarily due to a $50 million decrease in operation, maintenance and other expense primarily due to lower expenses at generating plants, lower storm restoration costs and lower severance expenses, partially offset by higher energy efficiency program costs and higher distribution maintenance expenses.
Other Income and Expenses. The variance was primarily due to a decrease in recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and the favorable impact of research credits. The effective tax rates for the nine months ended September 30, 2017, and 2016 were 34.1 percent and 34.4 percent, respectively.
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

PART I

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
Duke Energy Carolinas filed a general rate case on August 25, 2017, to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Carolinas' earnings could be adversely impacted if the rate increase is delayed or denied by the NCUC.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2017, and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Operating Revenues	$7,435	$7,645	$(210)
Operating Expenses
Fuel used in electric generation and purchased power	2,588	2,832	(244)
Operation, maintenance and other	1,650	1,699	(49)
Depreciation and amortization	958	904	54
Property and other taxes	386	375	11
Impairment charges	137	4	133
Total operating expenses	5,719	5,814	(95)
Gains on Sales of Other Assets and Other, net	19	18	1
Operating Income	1,735	1,849	(114)
Other Income and Expenses	65	79	(14)
Interest Expense	595	497	98
Income Before Income Taxes	1,205	1,431	(226)
Income Tax Expense	384	496	(112)
Net Income	821	935	(114)
Less: Net Income Attributable to Noncontrolling Interests	7	8	(1)
Net Income Attributable to Parent	$814	$927	$(113)
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Operating Revenues. The variance was driven primarily by:

•
a $256 million decrease in fuel revenues due to lower retail sales and changes in generation mix at Duke Energy Progress, as well as decreased capacity rates to retail customers at Duke Energy Florida, partially offset by an increase in fuel rates to retail customers; and

•	a $132 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year, including lost revenues related to Hurricane Irma at Duke Energy Florida.
Partially offset by:

•
an $81 million increase in retail pricing due to the base rate adjustment for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project, as well as the Duke Energy Progress South Carolina rate case; and

•
a $79 million increase in rider revenues related to energy efficiency programs at Duke Energy Progress, as well as nuclear asset securitization beginning in July 2016 and extended uprate project revenues beginning in 2017 at Duke Energy Florida.

Operating Expenses. The variance was driven primarily by:

•
a $244 million decrease in fuel expense primarily due to lower retail sales and changes in generation mix at Duke Energy Progress, as well as decreased purchased power and lower capacity costs, partially offset by higher generation and deferred fuel costs at Duke Energy Florida; and

•
a $49 million decrease in operation, maintenance and other expense due to lower storm restoration costs at Duke Energy Progress, lower planned outage costs and lower severance expenses, partially offset by higher storm restoration costs at Duke Energy Florida.

Partially offset by:

•	a $133 million increase in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the current year at Duke Energy Florida; and

•	a $54 million increase in depreciation and amortization expense primarily due to nuclear regulatory asset amortization, as well as additional plant in service at Duke Energy Florida.
Interest Expense. The variance was primarily due to higher debt outstanding, as well as interest charges on North Carolina fuel overcollections at Duke Energy Progress and lower debt returns driven by the CR3 regulatory asset debt return ending in June 2016 upon securitization at Duke Energy Florida.

PART I

Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the nine months ended September 30, 2017, and 2016 were 31.9 percent and 34.7 percent, respectively. The decrease in the effective tax rate was primarily due to the favorable impact of research credits and lower North Carolina corporate tax rates.
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
On August 29, 2017, Duke Energy Florida filed the 2017 Settlement with the FPSC. The 2017 Settlement was approved by the FPSC on October 25, 2017.  See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information about the 2017 Settlement.  In accordance with the 2017 Settlement, Duke Energy Florida will not seek recovery of any costs associated with the ongoing Westinghouse contract litigation, which is currently being appealed.  See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” for additional information about the litigation.  An unfavorable appeals ruling on that matter could have an adverse impact on Duke Energy Florida’s financial position, results of operations and cash flows.

In September 2017, Hurricane Irma caused extensive damage and widespread power outages within the Duke Energy Florida service territory. Duke Energy Florida has not completed the final accumulation of storm restoration costs incurred. Total storm restoration costs, including capital, are currently estimated at approximately $500 million. In accordance with a regulatory order with FPSC, certain incremental operation and maintenance storm restoration costs are classified as a regulatory asset recognizing the probable recoverability of these costs under FPSC's storm rule. The Company will make a petition by the end of 2017 to FPSC for recovery of costs. Duke Energy Florida's cash flows could be impacted by the timing of cost recovery. See Note 4, "Regulatory Matters," to the Condensed Consolidated Financial Statements for additional information.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2017, and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Operating Revenues	$3,878	$4,103	$(225)
Operating Expenses
Fuel used in electric generation and purchased power	1,214	1,441	(227)
Operation, maintenance and other	1,032	1,067	(35)
Depreciation and amortization	536	526	10
Property and other taxes	120	119	1
Impairment charges	—	1	(1)
Total operating expenses	2,902	3,154	(252)
Gains on Sales of Other Assets and Other, net	3	2	1
Operating Income	979	951	28
Other Income and Expenses	47	47	—
Interest Expense	217	188	29
Income Before Income Taxes	809	810	(1)
Income Tax Expense	262	271	(9)
Net Income	$547	$539	$8
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2017
Residential sales	(4.6)%
General service sales	(2.0)%
Industrial sales	0.5%
Wholesale power sales	(5.6)%
Joint dispatch sales	(35.3)%
Total sales	(7.4)%
Average number of customers	1.3%
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $242 million decrease in fuel revenues due to lower retail sales and changes in generation mix; and

•	a $73 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year.
Partially offset by:

•	a $41 million increase in rider revenues primarily due to energy efficiency programs;

•	a $29 million increase in retail pricing due to the Duke Energy Progress South Carolina rate case;

•	a $21 million increase in wholesale power revenues, net of fuel, primarily due to higher peak demand.
Operating Expenses. The variance was driven primarily by:

•	a $227 million decrease in fuel expense primarily due to lower retail sales and changes in generation mix; and

•	a $35 million decrease in operation, maintenance and other expense primarily due to lower storm restoration costs.
Interest Expense. The increase was primarily due to higher debt outstanding, as well as interest charges on North Carolina fuel overcollections.
Income Tax Expense. The variance was primarily due to the favorable impact of research credits and lower North Carolina corporate tax rates. The effective tax rates for the nine months ended September 30, 2017, and 2016 were 32.4 percent and 33.5 percent, respectively. The decrease in the effective tax rate was primarily due to the favorable impact of research credits and lower North Carolina corporate tax rates.

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

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2017, and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Operating Revenues	$3,551	$3,538	$13
Operating Expenses
Fuel used in electric generation and purchased power	1,374	1,391	(17)
Operation, maintenance and other	610	623	(13)
Depreciation and amortization	423	378	45
Property and other taxes	265	256	9
Impairment charges	137	4	133
Total operating expenses	2,809	2,652	157
Operating Income	742	886	(144)
Other Income and Expenses	45	30	15
Interest Expense	211	143	68
Income Before Income Taxes	576	773	(197)
Income Tax Expense	208	286	(78)
Net Income	$368	$487	$(119)
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

Increase (Decrease) over prior period	2017
Residential sales	(3.6)%
General service sales	(1.3)%
Industrial sales	(1.4)%
Wholesale and other	18.5%
Total sales	(1.2)%
Average number of customers	1.5%
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $52 million increase in retail pricing primarily due to the base rate adjustment for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project;

•	a $38 million increase in rider revenues primarily due to nuclear asset securitization beginning in July 2016 and extended power uprate project revenues beginning in 2017; and

•	a $30 million increase in weather-normal sales volumes to retail customers in the current year.
Partially offset by:

•	a $59 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year, including lost revenues related to Hurricane Irma;

•	a $31 million decrease in wholesale power revenues primarily due to contracts that expired in the prior year; and

•	a $14 million decrease in fuel and capacity revenues primarily due to a decrease in capacity rates to retail customers, partially offset by an increase in fuel rates to retail customers.
Operating Expenses. The variance was driven primarily by:

•	a $133 million increase in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the current year; and

•	a $45 million increase in depreciation and amortization expense primarily due to nuclear regulatory asset amortization, as well as additional plant in service.

PART I

Partially offset by:

•	a $17 million decrease in fuel expense primarily due to decreased purchased power and lower capacity costs, partially offset by higher generation and deferred fuel costs; and

•
a $13 million decrease in operation, maintenance and other expense primarily due to lower planned outage costs and lower severance expenses, partially offset by higher storm restoration costs in the current year.

Other Income and Expenses. The variance was driven by higher AFUDC equity.
Interest Expense. The variance was primarily due to higher debt outstanding and lower debt returns driven by the CR3 regulatory asset debt return ending in June 2016 upon securitization.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the nine months ended September 30, 2017, and 2016 were 36.1 percent and 37.0 percent, respectively.
Matters Impacting Future Results
In September 2017, Hurricane Irma caused extensive damage and widespread power outages within the Duke Energy Florida service territory. Duke Energy Florida has not completed the final accumulation of storm restoration costs incurred. Total storm restoration costs, including capital, are currently estimated at approximately $500 million. In accordance with a regulatory order with FPSC, certain incremental operation and maintenance storm restoration costs are classified as a regulatory asset recognizing the probable recoverability of these costs under FPSC's storm rule. The Company will make a petition by the end of 2017 to FPSC for recovery of costs. Duke Energy Florida's cash flows could be impacted by the timing of cost recovery. See Note 4, "Regulatory Matters," to the Condensed Consolidated Financial Statements for additional information.
On August 29, 2017, Duke Energy Florida filed the 2017 Settlement with the FPSC. The 2017 Settlement was approved by the FPSC on October 25, 2017. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information about the 2017 Settlement. In accordance with the 2017 Settlement, Duke Energy Florida will not seek recovery of any costs associated with the ongoing Westinghouse contract litigation, which is currently being appealed. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” for additional information about the litigation. An unfavorable appeals ruling on that matter could have an adverse impact on Duke Energy Florida’s financial position, results of operations and cash flows.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2017, and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Operating Revenues
Regulated electric	$1,036	$1,053	$(17)
Regulated natural gas	360	358	2
Nonregulated electric and other	30	22	8
Total operating revenues	1,426	1,433	(7)
Operating Expenses
Fuel used in electric generation and purchased power – regulated	283	340	(57)
Fuel used in electric generation and purchased power – nonregulated	42	37	5
Cost of natural gas	69	64	5
Operation, maintenance and other	385	367	18
Depreciation and amortization	193	175	18
Property and other taxes	204	195	9
Impairment charges	1	—	1
Total operating expenses	1,177	1,178	(1)
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	250	257	(7)
Other Income and Expenses	12	6	6
Interest Expense	67	63	4
Income from Continuing Operations Before Income Taxes	195	200	(5)
Income Tax Expense from Continuing Operations	67	65	2
Income from Continuing Operations	128	135	(7)
(Loss) Income from Discontinued Operations, net of tax	(1)	36	(37)
Net Income	$127	$171	$(44)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential sales	(5.8)%
General service sales	(3.2)%
Industrial sales	(1.3)%
Wholesale power sales	127.3%
Total sales	(2.5)%
Average number of customers	0.8%
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Operating Revenues. The variance was driven primarily by:

•
a $59 million decrease in fuel revenues primarily due to lower electric fuel prices and sales volumes, partially offset by higher costs passed through to natural gas customers due to higher natural gas prices; and

•	a $16 million decrease in electric retail sales, net of fuel revenues, due to less favorable weather in the current year.
Partially offset by:

•
a $40 million increase in rider revenues primarily due to energy efficiency programs and a rate increase for the distribution capital investment rider, partially offset by a decrease in the percentage of income payment plan rider due to a rate decrease;

•	a $17 million increase in PJM Interconnection, LLC (PJM) transmission revenues; and

•	a $9 million increase in other revenues related to OVEC.

PART I

Operating Expenses. The variance was driven primarily by:

•	an $18 million increase in operation, maintenance and other expense due to higher energy efficiency program costs and higher transmission and distribution operations costs;

•	an $18 million increase in depreciation and amortization expense due to additional plant in service and a true up related to Smart Grid assets in the prior year;

•	a $9 million increase in property and other taxes primarily due to higher property taxes;

•	a $5 million increase in nonregulated fuel expenses related to OVEC; and

•	a $5 million increase in natural gas costs due to higher natural gas prices.
Partially offset by:

•	a $57 million decrease in fuel expense driven by lower sales volumes and lower electric fuel costs.
Other Income and Expenses. The increase was primarily driven by higher AFUDC equity.
Interest Expense. The increase was primarily driven by interest related to new debt issued in June 2016.
Discontinued Operations, Net of Tax. The variance was driven by a prior year income tax benefit resulting from immaterial out of period deferred tax liability adjustments related to the Midwest Generation Disposal Group.
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
Duke Energy Ohio has a 9 percent ownership interest in OVEC, which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an ICPA, Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio’s ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations.
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
On September 1, 2017, Duke Energy Kentucky filed a base rate case with the KPSC to recover costs of capital investments in generation, transmission and distribution systems and to recover other incremental expenses since its last rate case filed in 2006. Duke Energy Kentucky’s earnings could be adversely impacted if the rate increase is delayed or denied by the KPSC.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2017, and 2016 and the Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Operating Revenues	$2,302	$2,225	$77
Operating Expenses
Fuel used in electric generation and purchased power	744	690	54
Operation, maintenance and other	541	526	15
Depreciation and amortization	336	345	(9)
Property and other taxes	56	67	(11)
Impairment charges	—	8	(8)
Total operating expenses	1,677	1,636	41
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	626	589	37
Other Income and Expenses	27	15	12
Interest Expense	132	136	(4)
Income Before Income Taxes	521	468	53
Income Tax Expense	203	159	44
Net Income	$318	$309	$9
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential sales	(5.5)%
General service sales	(2.5)%
Industrial sales	0.1%
Wholesale power sales	(19.8)%
Total sales	(6.2)%
Average number of customers	0.8%
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $64 million increase in rider revenues related to the Edwardsport IGCC plant and energy efficiency programs; and

•	a $47 million increase in fuel revenues primarily due to higher purchased power costs passed through to customers and higher financial transmission right (FTR) revenues.
Partially offset by:

•	an $18 million decrease in retail sales due to less favorable weather in the current year; and

•	a $15 million decrease in wholesale power revenues, net of fuel, primarily due to a decrease in demand rates and contracts that expired in the current year.
Operating Expenses. The variance was driven primarily by:

•	a $54 million increase in fuel and purchased power expense, primarily due to higher purchased power volumes and prices; and

•	a $15 million increase in operation, maintenance and other expense due to growth in energy efficiency programs and higher transmission costs.
Partially offset by:

•	an $11 million decrease in property and other taxes primarily due to utilization of ITCs;

•
a $9 million decrease in depreciation and amortization primarily due to the 2017 deferral of certain asset retirement obligations and the completion of the amortization of a regulated asset for costs associated with the termination of a gasification services agreement in 2000, partially offset by new IGCC rider rates that result in a lower deferral amount and higher depreciation due to additional plant in service; and

PART I

•	an $8 million decrease in impairments and other charges primarily due to the early retirement of certain metering equipment in the prior year.
Other Income and Expenses. The increase was primarily driven by higher AFUDC equity.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the nine months ended September 30, 2017, and 2016 were 39.0 percent and 34.0 percent, respectively. The increase in the effective tax rate was primarily due to an immaterial out of period adjustment in the prior year related to deferred tax balances associated with property, plant and equipment.
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

PART I

PIEDMONT
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2017, Piedmont's Annual Report on Form 10-K for the year ended October 31, 2016, and the Form 10‑QT as of December 31, 2016, for the transition period from November 1, 2016, to December 31, 2016.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Operating Revenues
Regulated natural gas	$877	$815	$62
Nonregulated natural gas and other	7	8	(1)
Total operating revenues	884	823	61
Operating Expenses
Cost of natural gas	333	289	44
Operation, maintenance and other	226	221	5
Depreciation and amortization	109	103	6
Property and other taxes	38	33	5
Impairment charges	7	—	7
Total operating expenses	713	646	67
Operating Income	171	177	(6)
Equity in earnings of unconsolidated affiliates	8	25	(17)
Other income and expenses, net	(1)	(1)	—
Total other income and expenses	7	24	(17)
Interest Expense	59	50	9
Income Before Income Taxes	119	151	(32)
Income Tax Expense	43	57	(14)
Net Income	$76	$94	$(18)
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017
Residential deliveries	(19.2)%
Commercial deliveries	(11.8)%
Industrial deliveries	(4.3)%
Power generation deliveries	(11.0)%
For resale	(6.9)%
Total throughput deliveries	(10.5)%
Secondary market volumes	6.2%
Average number of customers	1.6%
Piedmont's throughput was 334,781,316 dekatherms and 374,214,204 dekatherms for the nine months ended September 30, 2017, and 2016, respectively. Due to the margin decoupling mechanism in North Carolina and weather normalization adjustment (WNA) mechanisms in South Carolina and Tennessee, changes in throughput deliveries do not have a material impact on Piedmont's revenues or earnings. The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The WNA mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Nine Months Ended September 30, 2017, as Compared to September 30, 2016
Operating Revenues. The variance was driven primarily by:

•	a $44 million increase due to higher natural gas costs passed through to customers primarily due to higher natural gas prices; and

•
a $17 million increase in revenues to residential and commercial customers, net of natural gas costs passed through to customers, primarily due to Integrity Management Rider (IMR) rate adjustments and customer growth, partially offset by wholesale marketing revenue.

PART I

Operating Expenses. The variance was driven by:

•	a $44 million increase in costs of natural gas primarily due to higher natural gas prices;

•	an $11 million increase in depreciation expense and property and franchise taxes due to additional plant in service; and

•	a $7 million increase due to an impairment of software resulting from planned accounting system and process integration in 2018.
Equity in Earnings of Unconsolidated Affiliates. The decrease was primarily due to equity earnings from the investment in SouthStar Energy Services, LLC (SouthStar) in the prior year. Piedmont sold its 15 percent membership interest in SouthStar on October 3, 2016.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the nine months ended September 30, 2017, and 2016 were 36.1 percent and 37.7 percent, respectively. The decrease in the effective tax rate was primarily due to favorable tax return true ups and lower North Carolina corporate tax rates.

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
CREDIT FACILITIES AND REGISTRATION STATEMENTS
Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding Duke Energy's available credit facilities, including the Master Credit Facility.
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
CASH FLOWS FROM OPERATING ACTIVITIES
Cash flows from operations of Electric Utilities and Infrastructure and Gas Utilities and Infrastructure are primarily driven by sales of electricity and natural gas, respectively, and costs of operations. These cash flows from operations are relatively stable and comprise a substantial portion of Duke Energy’s operating cash flows. Weather conditions, working capital and commodity price fluctuations, and unanticipated expenses including unplanned plant outages, storms, legal costs and related settlements can affect the timing and level of cash flows from operations. Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately the Master Credit and Revolving Facilities, to support these operations, including Hurricane Irma storm restoration costs. Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Reports on Form 10-K for additional information).
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65 percent for all borrowers except Piedmont. The debt-to-total capitalization ratio for Piedmont is not to exceed 70 percent. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2017, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
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
The Duke Energy Registrants each hold credit ratings by Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). In April 2017, Fitch Ratings, Inc. (Fitch) withdrew credit ratings of the Subsidiary Registrants, with the exclusion of Piedmont, which was not previously rated by Fitch due to commercial reasons. Fitch will continue to provide credit ratings for Duke Energy Corporation.
In May 2017, Moody’s changed its rating outlook for Duke Energy Corporation to stable from negative and affirmed Duke Energy Corporation's credit ratings. In August 2017, Moody's changed its rating outlook for Duke Energy Ohio to positive from stable and affirmed Duke Energy Ohio's credit ratings.

PART I

Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Cash flows provided by (used in):
Operating activities	$5,011	$5,611
Investing activities	(6,360)	(5,555)
Financing activities	1,239	5,266
Changes in cash and cash equivalents included in assets held for sale	—	11
Net (decrease) increase in cash and cash equivalents	(110)	5,333
Cash and cash equivalents at beginning of period	392	383
Cash and cash equivalents at end of period	$282	$5,716
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Net income	$2,361	$2,392
Non-cash adjustments to net income	3,937	3,585
Contributions to qualified pension plans	(8)	—
Payments for asset retirement obligations	(420)	(443)
Working capital	(859)	77
Net cash provided by operating activities	$5,011	$5,611
The variance was primarily due to:

•
a $936 million decrease in cash flows from working capital due to the timing of the payment of accruals, increased taxes accrued resulting from an increased effective tax rate, warmer winter weather and the absence of the International Disposal Group's operating cash flows.

Partially offset by:

•	a $321 million increase in net income after non-cash adjustments, primarily due to lower operation, maintenance and other expense and the additional Piedmont earnings contribution in the current year.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Capital, investment and acquisition expenditures	$(6,211)	$(5,450)
Other investing items	(149)	(105)
Net cash used in investing activities	$(6,360)	$(5,555)
The variance was primarily due to:

•
a $761 million increase in capital, investment and acquisition expenditures due to growth in regulated generation investments and natural gas infrastructure, partially offset by a reduction in Commercial Renewables capital expenditures.

PART I

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Issuances of long-term debt, net	$3,675	$7,659
Notes payable and commercial paper	(619)	(647)
Dividends paid	(1,825)	(1,731)
Other financing items	8	(15)
Net cash provided by financing activities	$1,239	$5,266
The variance was primarily due to:

•
a $3,984 million net decrease in issuances of long-term debt driven principally by the prior year $3,750 million of senior unsecured notes used to fund a portion of the Piedmont acquisition, and prior year $1,294 million nuclear asset-recovery bonds, offset by a $1,047 million increase in current year redemptions; and

•	a $94 million current year increase in dividends paid.
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
Coal Combustion Residuals
In April 2015, the EPA published a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. As a result of the EPA rule, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded additional ARO amounts during 2015. Various industry and environmental parties have appealed the EPA's CCR rule in the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On April 18, 2016, the EPA filed a motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. Duke Energy does not expect a material impact from the settlement or that it will result in additional ARO adjustments. The Utility Solid Waste Activities Group filed a petition with the EPA seeking to have EPA reconsider certain provisions of the final rule, extend remaining compliance deadlines and ask the D.C. Circuit Court to hold the litigation in abeyance. While EPA has confirmed that it will reconsider certain provisions of the final rule, the D.C. Circuit Court denied EPA’s petition to hold the litigation in abeyance. Oral argument is scheduled for November 20, 2017.
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

PART I

Coal Ash Management Act of 2014
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at September 30, 2017, and December 31, 2016, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. On July 14, 2016, the Coal Ash Act was amended, requiring Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half- mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The legislation ranked basins at the H.F. Lee, Cape Fear and Weatherspoon stations as intermediate risk, consistent with Duke Energy's previously announced plans to excavate those basins. These specific intermediate-risk basins require closure through excavation including a combination of transferring ash to an appropriate engineered landfill or conversion of the ash for beneficial use. Closure of these specific intermediate-risk basins is required to be completed no later than August 1, 2028. Upon satisfactory completion of the dam improvement projects and installation of alternative drinking water sources by October 15, 2018, the legislation requires the NCDEQ to reclassify all remaining sites, excluding H.F. Lee, Cape Fear and Weatherspoon, as low risk. In January 2017, NCDEQ issued preliminary approval of Duke Energy's plans for the alternative water sources.
Additionally, the July 2016 legislation requires the installation and operation of three large-scale coal ash beneficiation projects, which are expected to produce reprocessed ash for use in the concrete industry. Closure of basins at sites with these beneficiation projects is required to be completed no later than December 31, 2029. On October 5, 2016, Duke Energy announced Buck Steam Station as a first location for one of the beneficiation projects. On December 13, 2016, Duke Energy announced H.F. Lee as the second location. On June 30, 2017, Duke Energy announced the Cape Fear Plant as the third beneficiation location.
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
For more information, see Note 9, “Asset Retirement Obligations,” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Clean Water Act 316(b)
The EPA published the final 316(b) cooling water intake structure rule on August 15, 2014, with an effective date of October 14, 2014. The rule applies to 26 of the electric generating facilities the Duke Energy Registrants own and operate. The rule allows for several options to demonstrate compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2022 time frame. Petitions challenging the rule have been filed by several groups. Oral argument was held on September 14, 2017. It is unknown when the courts will rule on the petitions. The Duke Energy Registrants cannot predict the outcome of these matters.
Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. As originally written, affected facilities were required to comply between 2018 and 2023, depending on timing of new Clean Water Act (CWA) permits and waste stream. Most of the steam electric generating facilities the Duke Energy Registrants own are affected sources. The Duke Energy Registrants are well-positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG rule focused on the limits imposed on IGCC facilities (gasification wastewater). All challenges to the rule were consolidated in the Fifth Circuit Court of Appeals. The Fifth Circuit Court of Appeals granted EPA's request to stay the pending litigation on the ELG rule until August 12, 2017, and on August 22, 2017, the Fifth Circuit Court of Appeals granted EPA’s Motion to Govern Further Proceedings, thereby severing and suspending the claims related to flue gas desulfurization wastewater, bottom ash transport water and gasification wastewater. Claims regarding gasification wastewater were stayed, pending the issuance of the variance to Duke Energy Indiana. The litigation will continue as to claims related to other waste streams.
On August 7, 2017, EPA issued a public notice regarding its proposed decision to grant a variance to Duke Energy Indiana for mercury and total suspended solids for gasification wastewater at its Edwardsport facility. The public comment period has ended, but EPA has not finalized its decision. Separate from the litigation, EPA finalized a rule on September 12, 2017, postponing the initial applicability date for bottom ash transport water and flue gas desulfurization wastewater from 2018 to 2020 and retaining the end applicability date of 2023. Also, as part of the rule, EPA reiterated its intent to conduct a new rulemaking to revise limitation guidelines for bottom ash transport water and flue gas desulfurization wastewater.
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

(in millions)	Estimated Cost
Duke Energy	$1,340
Duke Energy Carolinas	580
Progress Energy	420
Duke Energy Progress	310
Duke Energy Florida	110
Duke Energy Ohio	90
Duke Energy Indiana	250
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
Cross-State Air Pollution Rule
On December 3, 2015, the EPA proposed a rule to lower the Cross-State Air Pollution Rule (CSAPR) Phase 2 state ozone season nitrogen oxide (NOX) emission budgets for 23 eastern states, including North Carolina, Ohio, Kentucky and Indiana. The EPA also proposed to eliminate the CSAPR Phase 2 ozone season state NOX budgets for Florida and South Carolina. On September 7, 2016, the EPA finalized the CSAPR Update Rule that reduces the CSAPR Phase 2 state ozone season NOX emission budgets for 22 eastern states, including Ohio, Kentucky and Indiana. In the final CSAPR Update Rule, the EPA removed Florida, South Carolina and North Carolina from the ozone season NOx program. Beginning in 2017, Duke Energy Registrants in these states will not be subject to any CSAPR ozone season NOx emission limitations. For the states that remain in the program, the reduced state ozone season NOx emission budgets took effect on May 1, 2017. In Kentucky and Indiana, where Duke Energy Registrants own and operate coal-fired electric generating units (EGUs) subject to the final rule requirements, near-term responses include changing unit dispatch to run certain generating units less frequently and/or purchasing NOx allowances from the trading market. Longer term, upgrading the performance of existing NOx controls is an option. The Indiana Utility Group and the Indiana Energy Association jointly filed a petition for reconsideration asking that the EPA correct errors it made in calculating the Indiana budget and increase the budget accordingly. EPA has yet to act on the petition. Numerous parties have filed petitions with the D.C. Circuit Court challenging various aspects of the CSAPR Update Rule. Briefing in the case began on August 21, 2017. The date for oral argument has not been established. The Duke Energy Registrants cannot predict the outcome of these matters.
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
On March 28, 2017, President Trump signed an executive order directing EPA to review the rule and determine whether to suspend, revise or rescind it. On the same day, the Department of Justice (DOJ) filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. Subsequent to the DOJ motion, the D.C. Circuit Court canceled oral argument in the case, which had been scheduled for April 17, 2017. On August 10, 2017, the court ordered that the litigation be suspended indefinitely. The rule remains in effect pending the outcome of litigation and EPA’s review. EPA has not announced a schedule for completing its review. The Duke Energy Registrants cannot predict the outcome of these matters, but do not expect the impacts of the current final standards will be material to Duke Energy's financial position, results of operations or cash flows.
Clean Power Plan
On October 23, 2015, the EPA published in the Federal Register the final Clean Power Plan (CPP) rule to regulate CO2 emissions from existing fossil fuel-fired EGUs. The CPP established CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired EGUs. Petitions challenging the rule have been filed by several groups and on February 9, 2016, the Supreme Court issued a stay of the final CPP rule, halting implementation of the CPP until legal challenges are resolved. States in which the Duke Energy Registrants operate have suspended work on the CPP in response to the stay. Oral arguments before 10 of the 11 judges on D.C. Circuit Court were heard on September 27, 2016. The court has not issued its opinion in the case.

PART I

On March 28, 2017, President Trump signed an executive order directing EPA to review the CPP and determine whether to suspend, revise or rescind the rule. On the same day, the DOJ filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. On April 28, 2017, the court issued an order to suspend the litigation for 60 days. On August 8, 2017, the court, on its own motion, extended the suspension of the litigation for an additional 60 days. On October 10, 2017, EPA issued a Notice of Proposed Rulemaking to repeal the CPP based on a change to EPA’s legal interpretation of the section of the Clean Air Act (CAA) on which the CPP was based. In the proposal EPA indicates that it has not determined whether it will issue a rule to replace the CPP, and if it will do so, when and what form that rule will take. The comment period on EPA's proposal ends December 15, 2017. Litigation of the CPP remains on hold in the D.C. Circuit and the February 2016 U.S. Supreme Court stay of the CPP remains in effect. The Duke Energy Registrants cannot predict the outcome of these matters.
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
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2017, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for a discussion of off-balance sheet arrangements regarding Atlantic Coast Pipeline. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and nine months ended September 30, 2017, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Subsequent Events
See Note 18 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and nine months ended September 30, 2017, there were no material changes to the Duke Energy Registrants' disclosures about market risk. For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants.
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

PART I

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
There were no issuer purchases of equity securities during the third quarter of 2017.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	Seventeenth Supplemental Indenture, dated as of August 10, 2017 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on August 10, 2017, File No. 1-32853).	X
4.2	Eighty-Seventh Supplemental Indenture, dated as of September 1, 2017 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on September 8, 2017, File No. 1-3382).				X
*10.1	Amendment to Duke Energy Corporation Executive Savings Plan, effective as of January 1, 2014.	X
*12	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

PART II

*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document.	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X

PART II

*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
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

Date:	November 3, 2017	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 3, 2017	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr. Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)