Form 10-K
period 2017-12-31
Duke Energy CORP; DUKE ENERGY FLORIDA, LLC.; Duke Energy Indiana, LLC; DUKE ENERGY PROGRESS, LLC.; Duke Energy Carolinas, LLC; PROGRESS ENERGY INC; PIEDMONT NATURAL GAS CO INC; Duke Energy Ohio, Inc.
filed 2018-02-21
CIK 1326160, 37637, 81020, 17797, 30371, 1094093, 78460, 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2017 or

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
Yes ☐ No ☒ (Response applicable to all registrants.)
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ (Only applicable to Duke Energy)
Indicate by check mark whether Duke Energy is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2017.	$58,468,482,557
Number of shares of Common Stock, $0.001 par value, outstanding at January 31, 2018.	700,092,667
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Duke Energy definitive proxy statement for the 2018 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11 and 13 hereof.
This combined Form 10-K is filed separately by eight registrants: Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are, therefore, filing this Form 10-K with the reduced disclosure format specified in General Instructions I(2) of Form 10-K.

TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2017

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

•	The ability to complete necessary or desirable pipeline expansion or infrastructure projects in our natural gas business;

•	Operational interruptions to our natural gas distribution and transmission activities;

•	The availability of adequate interstate pipeline transportation capacity and natural gas supply;

•
The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches and other catastrophic events, such as fires, explosions, pandemic health events or other similar occurrences;

•
The inherent risks associated with the operation of nuclear facilities, including environmental, health, safety, regulatory and financial risks, including the financial stability of third-party service providers;

•
The timing and extent of changes in commodity prices and interest rates and the ability to recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;

•
The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, interest rate fluctuations, compliance with debt covenants and conditions and general market and economic conditions;

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

•	The ability to control operation and maintenance costs;

•	The level of creditworthiness of counterparties to transactions;

•	Employee workforce factors, including the potential inability to attract and retain key personnel;

•	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

•	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	The impact of new U.S. tax legislation to our financial condition, results of operations or cash flows and our credit ratings;

•	The impacts from potential impairments of goodwill or equity method investment carrying values;

•	The ability to successfully complete future merger, acquisition or divestiture plans; and

•	The ability to implement our business strategy.
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

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida OPC and other customer advocates

the 2015 Plan	Duke Energy Corporation 2015 Long-Term Incentive Plan

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida OPC and other customer advocates, which replaces and supplants the 2013 Settlement

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy and Southern Company Gas

ACP Pipeline	The approximately 600-mile proposed interstate natural gas pipeline

ADIT	Net Accumulated Deferred Income Tax

AFUDC	Allowance for funds used during construction

the Agents	Wells Fargo Securities, LLC, Citigroup Global Market Inc.,J.P. Morgan Securities, LLC

ALJ	Administrative Law Judge

Amended Complaint	Amended Verified Consolidated Shareholder Derivative Complaint

AMI	Advanced Metering Infrastructure

ANPRM	Advance Notice of Proposed Rulemaking

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

the ASR	Accelerated Stock Repurchase Program

ASRP	Accelerated natural gas service line replacement program

Audit Committee	Audit Committee of the Board of Directors

Barclays	Barclays Capital Inc.

BCWF	Benton County Wind Farm, LLC

Beckjord	Beckjord Generating Station

Belews Creek	Belews Creek Steam Station

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

Bresalier Complaint	Shareholder derivative lawsuit filed by Saul Bresalier related to ash basin management practices

Bresalier Defendants	Several current and former Duke Energy officers and directors named in the Bresalier Complaint

Bridge Facility	$4.9 billion senior secured financing facility with Barclays Capital Inc.

Brunswick	Brunswick Nuclear Plant

CAA	Clean Air Act

Cardinal	Cardinal Pipeline Company, LLC

Catawba	Catawba Nuclear Station

CC	Combined Cycle

CCR	Coal Combustion Residuals

CCS	Carbon Capture and Storage

CECPCN	Certificate of Environmental Compatibility and Public Convenience and Necessity

CEO	Chief Executive Officer

CertainTeed	CertainTeed Gypsum NC, Inc.

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

COL	Combined Operating License

the Company	Duke Energy Corporation and its subsidiaries

Consolidated Complaint	Corrected Verified Consolidated Shareholder Derivative Complaint

Constitution	Constitution Pipeline Company, LLC

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Capacity Performance

CPCN	Certificate of Public Convenience and Necessity

CPP	Clean Power Plan

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CSA	Comprehensive Site Assessment

CSAPR	Cross-State Air Pollution Rule

CT	Combustion Turbine

CTG	China Three Gorges Energy S.à.r.l.

CWA	Clean Water Act

DATC	Duke-American Transmission Co.

D.C. Circuit Court	U.S. Court of Appeals for the District of Columbia

the Dealers	Goldman, Sachs & Co. and JPMorgan Chase Bank

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DHHS	North Carolina Department of Health and Human Services

Directors' Savings Plan	Duke Energy Corporation Directors' Savings Plan

DOE	U.S. Department of Energy

DOJ	Department of Justice

Dominion	Dominion Resources

DRIP	Dividend Reinvestment Program

DSM	Demand Side Management

Dth	Dekatherm

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Defendants	Several current and former Duke Energy officers and directors named as defendants in the Consolidated Complaint

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Dynegy	Dynegy Inc.

East Bend	East Bend Generating Station

the EDA	Equity Distribution Agreement

EE	Energy efficiency

EGU	Electric Generating Units

EIS	Environmental Impact Statement

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction agreement

EPS	Earnings Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

Exchange Act	Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Inc.

FirstEnergy	FirstEnergy Corp.

Florida OPC	Florida Office of Public Counsel

Form S-3	Registration statement

FP&L	Florida Power & Light Company

FPSC	Florida Public Service Commission

FRR	Fixed Resource Requirement

FTR	Financial transmission rights

GAAP	Generally Accepted Accounting Principles in the United States

GHG	Greenhouse Gas

GWh	Gigawatt-hours

Hardy Storage	Hardy Storage Company, LLC

Harris	Shearon Harris Nuclear Plant

Hines	Hines Energy Complex

I Squared	ISQ Enerlam Aggregator, L.P. and Enerlam Holding Ltd.

IBNR	Incurred but not yet reported

ICPA	Inter-Company Power Agreement

IGCC	Integrated Gasification Combined Cycle

IGCC Rider	Tracking mechanism used to recover costs related to the Edwardsport IGCC plant from retail electric customers

IGCC Settlement	2015 Settlement to resolve disputes with intervenors related to five IGCC riders

IMR	Integrity Management Rider

International Disposal Group	Duke Energy's international business, excluding National Methanol Company

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISFSI	Independent Spent Fuel Storage Installation

ISO	Independent System Operator

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

Investment Trusts	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

JDA	Joint Dispatch Agreement

KO Transmission	KO Transmission Company

KPSC	Kentucky Public Service Commission

kV	Kilovolt

kWh	Kilowatt-hour

LDC	Local Distribution Company

Lee Nuclear Station	William States Lee III Nuclear Station

Legacy Duke Energy Directors	Members of the pre-merger Duke Energy Board of Directors

Levy	Duke Energy Florida’s proposed nuclear plant in Levy County, Florida

LIBOR	London Interbank Offered Rate

Long-Term FERC Mitigation	The revised market power mitigation plan related to the Progress Energy merger

Master Trust	Duke Energy Master Retirement Trust

McGuire	McGuire Nuclear Station

Merger Agreement	The Agreement and Plan of Merger between Duke Energy and Piedmont

Merger Chancery Litigation	Four shareholder derivative lawsuits filed in the Delaware Chancery Court related to the Progress Energy merger

MGP	Manufactured gas plant

Midwest Generation Disposal Group	Duke Energy Ohio’s nonregulated Midwest generation business and Duke Energy Retail Sales, LLC

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Unit

MPP	Money Purchase Pension

Moody’s	Moody’s Investors Service, Inc.

MTBE	Methyl tertiary butyl ether

MTEP	MISO Transmission Expansion Planning

MW	Megawatt

MVP	Multi Value Projects

MWh	Megawatt-hour

NCDEQ	North Carolina Department of Environmental Quality (formerly the North Carolina Department of Environment and Natural Resources)

NCEMC	North Carolina Electric Membership Corporation

NCEMPA	North Carolina Eastern Municipal Power Agency

NCRC	Florida’s Nuclear Cost Recovery Clause

NCRS	Nuclear Power Plant Cost Recovery Statutes

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NEIL	Nuclear Electric Insurance Limited

New Source Review
New Source Review (NSR) is a CAA program that requires industrial facilities to install modern pollution control equipment when they are built or when making a change that increases emissions significantly

NYSDEC	New York State Department of Environmental Conservation

NMC	National Methanol Company

NOL	Net operating loss

NOV	Notice of violation

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NPNS	Normal purchase/normal sale

NPR	Notice of Proposed Rulemaking

NRC	U.S. Nuclear Regulatory Commission

NWPA	Nuclear Waste Policy Act of 1982

NYSE	New York Stock Exchange

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

ORS	Office of Regulatory Staff

Osprey Plant acquisition	Duke Energy Florida's purchase of a Calpine Corporation's 599-MW combined-cycle natural gas plant in Auburndale, Florida

OTTI	Other-than-temporary impairment

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

PCAOB	Public Company Accounting Oversight Board

PGA	Purchased Gas Adjustments

Phase I CCR Compliance Projects	Duke Energy Indiana's federally mandated compliance projects to comply with the EPA's CCR rule

Philadelphia Utility Index	Philadelphia Sector Index

PHMSA	Pipeline and Hazardous Materials Safety Administration

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont Pension Assets	Qualified pension plan assets associated with the Retirement Plan of Piedmont

Piedmont Term Loan	18-month term loan facility with commitments totaling $250M entered in June 2017

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credits

PUCO	Public Utilities Commission of Ohio

PUCO Order	Order issued by PUCO approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of certain MGP costs

PURPA	Public Utility Regulatory Policies Act of 1978

QF	Qualifying Facility

RCA	Revolving Credit Agreement

RCRA	Resource Conservation and Recovery Act

Relative TSR	TSR of Duke Energy stock relative to a predefined peer group

Robinson	Robinson Nuclear Plant

RRBA	Roanoke River Basin Association

RSU	Restricted Stock Unit

RTO	Regional Transmission Organization

Sabal Trail	Sabal Trail Transmission, LLC

Sabal Trail Pipeline	Sabal Trail Natural Gas Pipeline

SACE	Southern Alliance of Clean Energy

SAFSTOR
A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

S.C. Court of Appeals	Court of Appeals of South Carolina

SCCL	South Carolina Coastal Conservation League

SEC	Securities and Exchange Commission

SEIS	Supplemental Environmental Impact Statement

SELC	Southern Environmental Law Center

Segment Income	Income from continuing operations net of income attributable to noncontrolling interests

SO2	Sulfur dioxide

SouthStar	SouthStar Energy Services, LLC

Spectra Capital	Spectra Energy Capital, LLC

S&P	Standard & Poor’s Rating Services

S&P 500	Standard & Poor's 500 Stock Index

SSO	Standard Service Offer

State Utility Commissions	NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and TPUC (Collectively)

State Electric Utility Commissions	NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (Collectively)

State Gas Utility Commissions	NCUC, PSCSC, PUCO, TPUC and KPSC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Sutton	L.V. Sutton Combined Cycle Plant

the Tax Act	Tax Cut and Jobs Act

T&D Rider	Tracking mechanism to recover grid infrastructure improvement costs in Indiana

TPUC	Tennessee Public Utility Commission

TSR	Total shareholder return

Uprate Project	Hines Chiller Uprate Project

U.S.	United States

U.S. Court of Appeals	U.S. Court of Appeals for the Second Circuit

VEBA	Voluntary Employees' Beneficiary Association

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

WNA	weather normalization adjustment

WVPA	Wabash Valley Power Association, Inc.

PART I

ITEM 1. BUSINESS

DUKE ENERGY

General
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) was incorporated on May 3, 2005, and is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) primarily through its direct and indirect subsidiaries. Certain Duke Energy subsidiaries are also subsidiary registrants, including Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, LLC (Duke Energy Progress); Duke Energy Florida, LLC (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio); Duke Energy Indiana, LLC (Duke Energy Indiana) and Piedmont Natural Gas Company, Inc. (Piedmont). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Piedmont, a North Carolina corporation, is an energy services company whose principal business is the distribution of natural gas to over 1 million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including customers served by municipalities who are Piedmont's sales for resale customers. In October 2016, Duke Energy completed the acquisition of Piedmont. Piedmont's earnings and cash flows are only included in Duke Energy's consolidated results subsequent to the acquisition date. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information regarding the acquisition.
In December 2016, Duke Energy completed an exit of the Latin American market to focus on its domestic regulated business, which was further bolstered by the acquisition of Piedmont. The sale of the International Energy business segment, excluding an equity method investment in National Methanol Company (NMC), was completed through two transactions including a sale of assets in Brazil to China Three Gorges (Luxembourg) Energy S.à.r.l. (CTG) and a sale of Duke Energy's remaining Latin American assets in Peru, Chile, Ecuador, Guatemala, El Salvador and Argentina to ISQ Enerlam Aggregator, L.P. and Enerlam (UK) Holding Ltd. (I Squared) (collectively, the International Disposal Group). See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information on the sale of International Energy.
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
Business Segments
Duke Energy's segment structure includes three reportable operating segments (business segments); Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. Duke Energy's chief operating decision-maker routinely reviews financial information about each of these business segments in deciding how to allocate resources and evaluate the performance of the business. For additional information on each of these business segments, including financial and geographic information, see Note 3 to the Consolidated Financial Statements, “Business Segments.” The following sections describe the business and operations of each of Duke Energy’s business segments, as well as Other.
ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure conducts operations primarily through the regulated public utilities of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Duke Energy Ohio. Electric Utilities and Infrastructure provides retail electric service through the generation, transmission, distribution and sale of electricity to approximately 7.6 million customers within the Southeast and Midwest regions of the U.S. The service territory is approximately 95,000 square miles across six states with a total estimated population of 24 million people. The operations include electricity sold wholesale to municipalities, electric cooperative utilities and other load-serving entities. Electric Utilities and Infrastructure is also a joint owner in certain electric transmission projects. Electric Utilities and Infrastructure has a 50 percent ownership interest in Duke-American Transmission Co. (DATC), a partnership with American Transmission Company, formed to design, build and operate transmission infrastructure. DATC owns 72 percent of the transmission service rights to Path 15, an 84-mile transmission line in central California. Electric Utilities and Infrastructure also has a 50 percent ownership interest in Pioneer Transmission, LLC, which builds, owns and operates electric transmission facilities in North America.

PART I

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
The following table represents the distribution of billed sales by customer class for the year ended December 31, 2017.

	Duke	Duke	Duke	Duke	Duke
	Energy	Energy	Energy	Energy	Energy
	Carolinas	Progress	Florida	Ohio	Indiana
Residential	30%	26%	49%	34%	26%
General service	33%	23%	37%	38%	25%
Industrial	25%	16%	8%	23%	32%
Total retail sales	88%	65%	94%	95%	83%
Wholesale and other sales	12%	35%	6%	5%	17%
Total sales	100%	100%	100%	100%	100%
The number of residential and general service customers within the Electric Utilities and Infrastructure service territory is expected to increase over time. While economic conditions within the service territory continue to improve, sales growth has been hampered by continued adoption of energy efficiencies and self-generation. The continued adoption of more efficient housing and appliances is expected to have a negative impact on average usage per residential customer over time. While residential sales increased in 2017 compared to 2016, the growth rate was modest when compared to historical periods.
Seasonality and the Impact of Weather
Revenues and costs are influenced by seasonal weather patterns. Peak sales of electricity occur during the summer and winter months, which results in higher revenue and cash flows during these periods. By contrast, lower sales of electricity occur during the spring and fall, allowing for scheduled plant maintenance. Residential and general service customers are more impacted by weather than industrial customers. Estimated weather impacts are based on actual current period weather compared to normal weather conditions. Normal weather conditions are defined as the long-term average of actual historical weather conditions.
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

PART I

Electric Utilities and Infrastructure’s largest stranded cost exposure is primarily related to Duke Energy Florida’s purchased power commitments with QFs, under which it has future minimum expected capacity payments through 2043 of $2.4 billion. Duke Energy Florida was obligated to enter into these contracts under provisions of PURPA. Duke Energy Florida continues to seek ways to address the impact of escalating payments under these contracts. However, the FPSC allows full recovery of the retail portion of the cost of power purchased from QFs. For additional information related to these purchased power commitments, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
In Ohio, Electric Utilities and Infrastructure conducts competitive auctions for electricity supply. The cost of energy purchased through these auctions is recovered from retail customers. Electric Utilities and Infrastructure earns retail margin in Ohio on the transmission and distribution of electricity and not on the cost of the underlying energy.
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
Energy Capacity and Resources
Electric Utilities and Infrastructure owns approximately 49,506 megawatts (MW) of generation capacity. For additional information on owned generation facilities, see Item 2, “Properties.”

Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause Electric Utilities and Infrastructure to purchase power for its customers may include, but are not limited to, generating plant outages, extreme weather conditions, generation reliability, demand growth and price. Electric Utilities and Infrastructure has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy and reliability of power supply.
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
Potential Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities earlier than their current estimated useful lives, primarily because these facilities do not have the requisite emission control equipment to meet United States Environmental Protection Agency (EPA) regulations recently approved or proposed. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired. For additional information related to potential plant retirements, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
On October 23, 2015, the EPA published in the Federal Register the final Clean Power Plan (CPP) rule that regulates carbon dioxide (CO2) emissions from existing fossil fuel-fired electric generating units (EGUs). The CPP establishes CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired EGUs. Petitions challenging the rule were filed by several groups and on February 9, 2016, the Supreme Court issued a stay of the final CPP rule, halting implementation of the CPP until legal challenges are resolved. States in which the Duke Energy Registrants operate have suspended work on the CPP in response to the stay. Oral arguments before 10 of the 11 judges on D.C. Circuit Court were heard on September 27, 2016. The court has not issued its opinion in the case.
On March 28, 2017, President Trump signed an executive order directing EPA to review the CPP and determine whether to suspend, revise or rescind the rule. On the same day, the Department of Justice (DOJ) filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. On April 28, 2017, the court issued an order to suspend the litigation for 60 days. On August 8, 2017, the court, on its own motion, extended the suspension of the litigation for an additional 60 days. On October 16, 2017, EPA issued a Notice of Proposed Rulemaking (NPR) to repeal the CPP based on a change to EPA’s legal interpretation of the section of the Clean Air Act (CAA) on which the CPP was based. In the proposal, EPA indicates that it has not determined whether it will issue a rule to replace the CPP, and if it will do so, when and what form that rule will take. The comment period on EPA's NPR ends April 26, 2018. On December 28, 2017 EPA issued an Advance Notice of Proposed Rulemaking (ANPRM) in which it seeks public comment on various aspects of a potential CPP replacement rule. The comment period on the ANPRM ends February 26, 2018. If EPA decides to move forward with a CPP replacement rule, it will need to issue a formal proposal for public comment. Litigation of the CPP remains on hold in the D.C. Circuit and the February 2016 U.S. Supreme Court stay of the CPP remains in effect.

PART I

Should the CPP be upheld, compliance could cause the industry to replace coal-fired generation with natural gas and renewables. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, which may result in the retirement of coal-fired generation plants earlier than the current end of useful lives. The Duke Energy Registrants could incur increased fuel, purchased power, operation and maintenance and other costs for replacement generation as a result of this rule. Due to the uncertainties related to the implementation of the CPP, the Duke Energy Registrants cannot predict the outcome of these matters.
Sources of Electricity
Electric Utilities and Infrastructure relies principally on coal, nuclear fuel and natural gas for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2017.

				Cost of Delivered Fuel per Net
	Generation by Source			Kilowatt-hour Generated (Cents)
	2017	2016	2015	2017	2016	2015
Coal(a)	27.4%	27.1%	29.0%	2.72	3.07	3.24
Nuclear(a)	27.8%	27.4%	27.0%	0.69	0.66	0.65
Natural gas and oil(a)	23.6%	22.9%	23.1%	2.85	3.07	3.74
All fuels (cost-based on weighted average)(a)	78.8%	77.4%	79.1%	2.04	2.22	2.50
Hydroelectric and solar(b)	0.7%	0.7%	0.8%
Total generation	79.5%	78.1%	79.9%
Purchased power and net interchange	20.5%	21.9%	20.1%
Total sources of energy	100.0%	100.0%	100.0%

(a)	Statistics related to all fuels reflect Electric Utilities and Infrastructure's ownership interest in jointly owned generation facilities.

(b)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.
Coal
Electric Utilities and Infrastructure meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. Electric Utilities and Infrastructure uses spot market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which have various price adjustment provisions and market re-openers, range from 2018 to 2020 for Duke Energy Carolinas, 2018 to 2020 for Duke Energy Progress, 2018 to 2020 for Duke Energy Florida, 2018 to 2020 for Duke Energy Ohio and 2018 to 2025 for Duke Energy Indiana. Electric Utilities and Infrastructure expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. Electric Utilities and Infrastructure has an adequate supply of coal under contract to meet its hedging guidelines regarding projected future consumption. As a result of volatility in natural gas prices and the associated impacts on coal-fired dispatch within the generation fleet, coal inventories will continue to fluctuate. Electric Utilities and Infrastructure continues to actively manage its portfolio and has worked with suppliers to obtain increased flexibility in its coal contracts.
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
Nuclear
The industrial processes for producing nuclear generating fuel generally involve the mining and milling of uranium ore to produce uranium concentrates and services to convert, enrich and fabricate fuel assemblies.
Electric Utilities and Infrastructure has contracted for uranium materials and services to fuel its nuclear reactors. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. Electric Utilities and Infrastructure staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements in the near term and decreasing portions of its fuel requirements over time thereafter. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with spot market purchases. Due to the technical complexities of changing suppliers of fuel fabrication services, Electric Utilities and Infrastructure generally sources these services to a single domestic supplier on a plant-by-plant basis using multiyear contracts.
Electric Utilities and Infrastructure has entered into fuel contracts that cover 100 percent of its uranium concentrates, conversion services and enrichment services requirements through at least 2018 and cover fabrication services requirements for these plants through at least 2027. For future requirements not already covered under long-term contracts, Electric Utilities and Infrastructure believes it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.

PART I

Natural Gas and Fuel Oil
Natural gas and fuel oil supply, transportation and storage for Electric Utilities and Infrastructure’s generation fleet is purchased under standard industry agreements from various suppliers, including Piedmont. Natural gas supply agreements typically provide for a percentage of forecasted burns being procured over time, with varied expiration dates. Electric Utilities and Infrastructure believes it has access to an adequate supply of natural gas and fuel oil for the reasonably foreseeable future.
Electric Utilities and Infrastructure has certain dual-fuel generating facilities that can operate utilizing both natural gas and fuel oil. The cost of Electric Utilities and Infrastructure’s natural gas and fuel oil is fixed price or determined by published market prices as reported in certain industry publications, plus any transportation and freight costs. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana use derivative instruments to manage a portion of their exposure to price fluctuations for natural gas. For Duke Energy Florida, there is currently an agreed to moratorium on future hedging with the Florida Public Service Commission.
Electric Utilities and Infrastructure has firm interstate and intrastate natural gas transportation agreements and storage agreements in place to support generation needed for load requirements. Electric Utilities and Infrastructure may purchase additional shorter-term natural gas transportation and utilize natural gas interruptible transportation agreements to support generation needed for load requirements. The Electric Utilities and Infrastructure natural gas plants are served by various supply zones and multiple pipelines.
Purchased Power
Electric Utilities and Infrastructure purchases a portion of its capacity and system requirements through purchase obligations, leases and purchase capacity contracts. Electric Utilities and Infrastructure believes it can obtain adequate purchased power capacity to meet future system load needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.
The following table summarizes purchased power for the previous three years:

	2017	2016	2015
Purchase obligations and leases (in millions of megawatt-hours (MWh))(a)	17.7	18.0	14.9
Purchase capacity under contract (in MW)(b)	4,028	4,588	4,573

(a)	Represents approximately 7 percent of total system requirements for 2017 and 2016 and 6 percent for 2015.
(b)    These agreements include approximately 451 MW of firm capacity under contract by Duke Energy Florida with QFs.
Inventory
Generation of electricity is capital intensive. Electric Utilities and Infrastructure must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2017, the inventory balance for Electric Utilities and Infrastructure was approximately $3.1 billion. For additional information on inventory, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
Ash Basin Management
The North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) regulates the handling of coal ash within the state and requires closure of ash impoundments by no later than December 31, 2029, based on risk rankings, among other detailed requirements. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal ash surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. Duke Energy has and will periodically submit to applicable authorities required site-specific coal ash impoundment remediation or closure plans. These plans and all associated permits must be approved before any work can begin.
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of coal combustion residuals (CCR) from electric utilities as solid waste. The rule classifies CCR as nonhazardous under Subtitle D of the Resource Conservation and Recovery Act (RCRA). The EPA CCR rule has certain requirements, which if not met could initiate impoundment closure and require closure completion within five years. The EPA CCR rule includes extension requirements, which if met could allow the extension of closure completion by up to 10 years. The RCRA and the Coal Ash Act finalized the legal framework related to coal ash management practices and ash basin closure.
Duke Energy has advanced the strategy and implementation for the remediation or closure of coal ash basins. In 2015, Duke Energy began activities at certain North Carolina sites specified as high priority by the Coal Ash Act, including moving coal ash off-site for use in structural fill or to lined landfills. Additional modifications to operating coal plants are underway to comply with the Coal Ash Act and RCRA.
Duke Energy Carolinas and Duke Energy Progress have included compliance costs associated with the EPA CCR rule and the Coal Ash Act in their respective rate case filings. During 2017, Duke Energy Carolinas' and Duke Energy Progress’ wholesale contracts were amended to include the recovery of expenditures related to asset retirement obligations for the closure of coal ash basins. The amended contracts have retail disallowance parity or provisions limiting challenges to CCR cost recovery actions at FERC. FERC approved the amended wholesale rate schedules in 2017. For additional information on the ash basins and recovery, see Notes 4, 5 and 9 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations," respectively.

PART I

Nuclear Matters
Duke Energy owns, wholly or partially, 11 operating nuclear reactors located at six stations. The Crystal River Unit 3 Nuclear Plant (Crystal River Unit 3) permanently ceased operation in February 2013. Nuclear insurance includes: nuclear liability coverage; property damage coverage; nuclear accident decontamination and premature decommissioning coverage; and accidental outage coverage for losses in the event of a major accidental outage. Joint owners reimburse Duke Energy for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which is approximately $13.4 billion. For additional information on nuclear insurance see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
Duke Energy has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate each plant safely. The NCUC, PSCSC and FPSC require Duke Energy to update their cost estimates for decommissioning their nuclear plants every five years.
The following table summarizes the fair value of nuclear decommissioning trust fund (NDTF) balances and cost study results for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. Decommissioning costs in the table below are stated in 2013 or 2014 dollars, depending the year of the cost study, and include costs to decommission plant components not subject to radioactive contamination.

	NDTF(a)		Decommissioning
(in millions)	December 31, 2017	December 31, 2016	Costs(a)(b)	Year of Cost Study
Duke Energy	$7,097	$6,205	$8,150	2013 and 2014
Duke Energy Carolinas	3,772	3,273	3,420	2013
Duke Energy Progress	2,588	2,217	3,550	2014
Duke Energy Florida(c)	736	715	1,180	2013
(a)    Amounts for Progress Energy equal the sum of Duke Energy Progress and Duke Energy Florida.

(b)	Amounts include the Subsidiary Registrants' ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.

(c)	Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
The NCUC, PSCSC, FPSC and FERC have allowed Electric Utilities and Infrastructure to recover estimated decommissioning costs through retail and wholesale rates over the expected remaining service periods of their nuclear stations. Electric Utilities and Infrastructure believes the decommissioning costs being recovered through rates, when coupled with the existing fund balances and expected fund earnings, will be sufficient to provide for the cost of future decommissioning. For additional information, see Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations.”
The Nuclear Waste Policy Act of 1982 (as amended) (NWPA) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The government has not yet developed a storage facility or disposal capacity, so Electric Utilities and Infrastructure will continue to store spent fuel on its reactor sites.
Under federal law, the U.S. Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE terminated the project to license and develop a geologic repository at Yucca Mountain, Nevada in 2010, and is currently taking no action to fulfill its responsibilities to dispose of spent fuel.
Until the DOE begins to accept the spent nuclear fuel, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida will continue to safely manage their spent nuclear fuel. Under current regulatory guidelines, Shearon Harris Nuclear Plant (Harris) has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license. Crystal River Unit 3 ceased operation in 2013 and was placed in a SAFSTOR condition in January 2018. As of January 2018, all spent fuel at Crystal River Unit 3 has been transferred from the spent fuel pool to dry storage at an on-site independent spent fuel storage installation where it will be stored until the DOE removes it. With certain modifications and approvals by the U.S. Nuclear Regulatory Commission (NRC) to expand the on-site dry cask storage facilities, spent nuclear fuel dry storage facilities will be sufficient to provide storage space of spent fuel through the expiration of the operating licenses, including any license renewals, for the Brunswick Nuclear Plant (Brunswick), Catawba Nuclear Station (Catawba), McGuire Nuclear Station (McGuire), Oconee Nuclear Station (Oconee) and Robinson Nuclear Plant (Robinson).
The nuclear power industry faces uncertainties with respect to the cost and long-term availability of disposal sites for spent nuclear fuel and other radioactive waste, compliance with changing regulatory requirements, capital outlays for modifications and new plant construction.

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
The NRC has acknowledged permanent cessation of operation and permanent removal of fuel from the reactor vessel at Crystal River Unit 3. Therefore, the license no longer authorizes operation of the reactor. For additional information on decommissioning activity, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
On October 27, 2016, and December 15, 2016, the NRC issued combined operating licenses for Duke Energy Florida's proposed Levy Nuclear Plant Units 1 and 2 (Levy) and Duke Energy Carolinas' William States Lee III Nuclear Station Units 1 and 2, respectively. On August 25, 2017, as part of Duke Energy Carolinas rate case filing, Duke Energy Carolinas requested NCUC approval to cancel the development of the Lee Nuclear Station project with the intent to maintain the combined operating licenses. On August 29, 2017, Duke Energy announced the complete abandonment of the Levy project with the intent to terminate the combined operating licenses. For additional information on these proposed nuclear plants, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
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

PART I

The table below reflects significant electric rate case applications approved and effective in the past three years or applications currently pending approval.

		Annual	Return	Equity
	Regulatory	Increase	on	Component of	Effective
	Body	(in millions)	Equity	Capital Structure	Date
Approved Rate Cases:
Duke Energy Progress 2016 South Carolina Rate Case(a)	PSCSC	(a)	10.1%	53%	1/1/2017

Pending Rate Cases:
Duke Energy Carolinas 2017 North Carolina Rate Case	NCUC	$647	10.75%	53%	5/1/2018(d)
Duke Energy Progress 2017 North Carolina Rate Case(b)	NCUC	85	9.9%	52%	2/1/2018(d)
Duke Energy Progress 2017 North Carolina Rate Case(c)	NCUC	221	9.9%	52%	2/1/2018(d)
Duke Energy Kentucky 2017 Kentucky Rate Case	KPSC	49	10.3%	49%	4/15/2018(d)
Duke Energy Ohio 2017 Ohio Rate Case	PUCO	15	10.4%	50.75%	1/1/2018(d)

(a)
An increase of approximately $38 million in revenues was effective January 1, 2017, and an additional increase of approximately $18.5 million in revenues was effective January 1, 2018. Duke Energy Progress amortized approximately $18.5 million from the cost of removal reserve in 2017.

(b)
On November 22, 2017, Duke Energy Progress and the North Carolina Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding, pending NCUC approval.

(c)	Represents portions in the original 2017 rate case application not covered by the Agreement and Stipulation of Partial Settlement.

(d)	Represents the requested effective dates in the filings. Actual effective dates may differ based on orders from the respective commission.
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
Duke Energy Ohio is a member of PJM and Duke Energy Indiana is a member of MISO. Transmission owners in these RTOs have turned over control of their transmission facilities and their transmission systems are currently under the dispatch control of the RTOs. Transmission service is provided on a regionwide, open-access basis using the transmission facilities of the RTO members at rates based on the costs of transmission service.
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
GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure conducts natural gas operations primarily through the regulated public utilities of Piedmont and Duke Energy Ohio. The natural gas operations are subject to the rules and regulations of the NCUC, PSCSC, PUCO, KPSC, Tennessee Public Utility Commission (TPUC), Pipeline and Hazardous Materials Safety Administration (PHMSA) and the FERC. Gas Utilities and Infrastructure serves residential, commercial, industrial and power generation natural gas customers. Gas Utilities and Infrastructure has over 1.5 million customers, including more than 1 million customers located in North Carolina, South Carolina and Tennessee, and an additional 526,000 customers located within southwestern Ohio and northern Kentucky. In the Carolinas, Ohio and Kentucky, the service areas are comprised of numerous cities, towns and communities. In Tennessee, the service area is the metropolitan area of Nashville.
The number of residential, commercial and industrial customers within the Gas Utilities and Infrastructure service territory is expected to increase over time. Average usage per residential customer is expected to remain flat or decline for the foreseeable future, however decoupled rates in North Carolina and various rate design mechanisms in other jurisdictions partially mitigate the impact of the declining usage per customer on overall profitability. While total industrial and general service sales increased in 2017 when compared to 2016, the growth rate was modest when compared to historical periods.
Gas Utilities and Infrastructure also owns, operates and has investments in various pipeline transmission and natural gas storage facilities.

PART I

Natural Gas for Retail Distribution
Gas Utilities and Infrastructure is responsible for the distribution of natural gas to retail customers in its North Carolina, South Carolina, Tennessee, Ohio and Kentucky service territories. Gas Utilities and Infrastructure’s natural gas procurement strategy is to contract primarily with major and independent producers and marketers for natural gas supply. It also purchases a diverse portfolio of transportation and storage service from interstate pipelines. This strategy allows Gas Utilities and Infrastructure to assure reliable natural gas supply and transportation for its firm customers during peak winter conditions. When firm pipeline services or contracted natural gas supplies are temporarily not needed due to market demand fluctuations, Gas Utilities and Infrastructure may release these services and supplies in the secondary market under FERC-approved capacity release provisions or make wholesale secondary market sales. In 2017, firm supply purchase commitment agreements provided 100 percent of the natural gas supply for Piedmont and 100 percent for Duke Energy Ohio.
Seasonality and the Impact of Weather
Gas Utilities and Infrastructure's costs and revenues are influenced by seasonal patterns due to peak natural gas sales occurring during the winter months. Residential customers are the most impacted by weather. There are certain regulatory mechanisms for the North Carolina, South Carolina and Tennessee service territories that normalize the margins collected from certain customer classes during the winter, providing for an adjustment either up or down. In North Carolina, rate design provides protection from both weather and other usage variations such as conservation. In South Carolina and Tennessee, revenues are adjusted solely based on weather during the periods of November through March and October through April, respectively. Rate design for the Ohio service territory also mitigates the impacts of weather on customer bills. Estimated weather impacts are based on actual current period weather compared to normal weather conditions. Normal weather conditions are defined as the long-term average of actual historical weather conditions.
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
Competition
Gas Utilities and Infrastructure’s businesses operate as the sole supplier of natural gas within their retail service territories, with the exception of Ohio, which has a competitive natural gas supply market for distribution service. Gas Utilities and Infrastructure owns and operates facilities necessary to transport and distribute natural gas. Gas Utilities and Infrastructure earns retail margin on the transmission and distribution of natural gas and not on the cost of the underlying commodity. Services are priced by state commission approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable natural gas service at fair prices.
In residential, commercial and industrial customer markets, natural gas distribution operations compete with other companies that supply energy, primarily electric companies, propane and fuel oil dealers, renewable energy providers and coal companies in relation to sources of energy for electric power plants, as well as nuclear energy. A significant competitive factor is price. Gas Utilities and Infrastructure's primary product competition is with electricity for heating, water heating and cooking. Increases in the price of natural gas or decreases in the price of other energy sources could negatively impact competitive position by decreasing the price benefits of natural gas to the consumer. In the case of industrial customers, such as manufacturing plants, adverse economic or market conditions, including higher natural gas costs, could cause these customers to suspend business operations or to use alternative sources of energy in favor of energy sources with lower per-unit costs.
Higher natural gas costs or decreases in the price of other energy sources may allow competition from alternative energy sources for applications that have traditionally used natural gas, encouraging some customers to move away from natural gas-fired equipment to equipment fueled by other energy sources. Competition between natural gas and other forms of energy is also based on efficiency, performance, reliability, safety and other non-price factors. Technological improvements in other energy sources and events that impair the public perception of the non-price attributes of natural gas could erode our competitive advantage. These factors in turn could decrease the demand for natural gas, impair our ability to attract new customers and cause existing customers to switch to other forms of energy or to bypass our systems in favor of alternative competitive sources. This could result in slow or no customer growth and could cause customers to reduce or cease using our product, thereby reducing our ability to make capital expenditures and otherwise grow our business, adversely affecting our earnings.
Pipeline and Storage Investments
Duke Energy, through its Gas Utilities and Infrastructure segment, is a 47 percent equity member of Atlantic Coast Pipeline, LLC (ACP) that plans to build and own the proposed Atlantic Coast Pipeline (ACP Pipeline), an approximately 600-mile interstate natural gas pipeline, regulated by FERC. Prior to the Piedmont acquisition, Duke Energy owned a 40 percent equity ownership in ACP. The ACP pipeline is intended to transport diverse natural gas supplies into southeastern markets. Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the ACP pipeline. The targeted in-service date of the pipeline is late 2019.
Gas Utilities and Infrastructure also has a 7.5 percent equity ownership interest in Sabal Trail Transmission, LLC (Sabal Trail). Sabal Trail is a joint venture that owns a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida, regulated by FERC. The Sabal Trail phase one mainline was placed into service in July 2017 and traverses Alabama, Georgia and Florida. A request to place in-service a lateral line to the Duke Energy Florida's Citrus County Combined Cycle facility is pending with FERC. Current legal challenges to the Sabal Trail pipeline are ongoing, which may have an impact on continuing operations of the pipeline.
Gas Utilities and Infrastructure has a 24 percent equity ownership interest in Constitution Pipeline Company, LLC (Constitution), an interstate pipeline development company formed to develop, construct, own and operate a 124-mile natural gas pipeline and related facilities connecting shale natural gas supplies and gathering systems in Susquehanna County, Pennsylvania, to Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, regulated by FERC. As a result of permitting delays and project uncertainty, Constitution is unable to approximate an in-service date.

PART I

As a result of the Piedmont acquisition, Duke Energy, through its Gas Utilities and Infrastructure segment, has a 21.49 percent equity ownership interest in Cardinal Pipeline Company, LLC (Cardinal), an intrastate pipeline located in North Carolina regulated by the NCUC, a 45 percent equity ownership in Pine Needle LNG Company, LLC (Pine Needle), an interstate liquefied natural gas storage facility located in North Carolina and a 50 percent equity ownership interest in Hardy Storage Company, LLC (Hardy Storage), an underground interstate natural gas storage facility located in Hardy and Hampshire counties in West Virginia. Pine Needle and Hardy Storage are regulated by FERC.
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
Inventory
Gas Utilities and Infrastructure must maintain adequate natural gas inventory in order to provide reliable delivery to customers. As of December 31, 2017, the inventory balance for Gas Utilities and Infrastructure was $106 million. For more information on inventory, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
Regulation
State
The NCUC, PSCSC, PUCO, TPUC and KPSC (collectively, the state gas utility commissions) approve rates for Duke Energy's retail natural gas service within their respective states. The state gas utility commissions, to varying degrees, have authority over the construction and operation of Gas Utilities and Infrastructure’s natural gas distribution facilities. Certificates of Public Convenience and Necessity or Certificates of Environmental Compatibility and Public Necessity issued by the state gas utility commissions or other government agencies, as applicable, authorize Gas Utilities and Infrastructure to construct and operate its natural gas distribution facilities and to sell natural gas to retail and wholesale customers. Prior approval from the relevant state gas utility commission is required for Gas Utilities and Infrastructure to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its invested capital, including equity.
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
The following table summarizes certain components underlying recently approved and effective base rates or rate stabilization filings in the last three years.

	Annual	Return	Equity
	Increase	on	Component of
	(in millions)	Equity	Capital Structure	Effective Date
Piedmont 2016 South Carolina Rate Stabilization Adjustment Filing(a)	8	10.2%	53.0%	November 2016
Piedmont 2017 South Carolina Rate Stabilization Adjustment Filing(a)	6	10.2%	53.0%	November 2017

(a)	Under the rate stabilization adjustment mechanism, Piedmont resets rates in South Carolina based on updated costs and revenues on an annual basis.
Gas Utilities and Infrastructure has integrity management rider (IMR) mechanisms in North Carolina and Tennessee designed to separately track and recover certain costs associated with capital investments incurred to comply with federal pipeline safety and integrity programs, as well as additional state safety and integrity requirements in Tennessee. The following table summarizes information related to recently approved or pending IMR filings.

	Cumulative	Annual Margin	Effective
(in millions)	Investment	Revenues	Date
Piedmont 2017 IMR Filing – North Carolina(a)	$738	$77	December 2017
Piedmont 2016 IMR Filing – Tennessee(b)	193	23	January 2017

Pending Filing:			Proposed Effective Date
Piedmont 2017 IMR Filing – Tennessee(c)	$231	$23.4	January 2018

PART I

(a)    Cumulative investment amounts through September 30, 2017.
(b)    Cumulative investment amounts through October 31, 2016.

(c)	Cumulative investment amounts through October 31, 2017. A ruling from the TPUC is pending.
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

•	Regulations of the PHMSA affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems.

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
Commercial Renewables' renewable energy includes utility-scale wind and solar generation assets, which total 2,907 MW across 14 states from 21 wind facilities and 63 solar facilities. Revenues are primarily generated by selling the power produced from renewable generation through long-term contracts to utilities, electric cooperatives, municipalities and commercial and industrial customers. In most instances, these customers have obligations under state-mandated renewable energy portfolio standards or similar state or local renewable energy goals. Energy and renewable energy credits generated by wind and solar projects are generally sold at contractual prices. In addition, as eligible wind and solar projects are placed in service, Commercial Renewables recognizes either investment tax credits (ITCs) when the renewable solar or wind project achieves commercial availability or production tax credits (PTC) as power is generated by wind projects over 10 years. Renewable ITCs are recognized over the useful life of the asset as a reduction to depreciation expense with the benefit of the tax basis adjustment due to the ITC recognized in income in the year of commercial availability.
As part of its growth strategy, Commercial Renewables has expanded its investment portfolio through the addition of distributed solar companies and projects, energy storage systems and energy management solutions specifically tailored to commercial businesses. These investments include the 2015 acquisition of a controlling interest in REC Solar Corp., a California-based provider of solar installations for retail, manufacturing, agriculture, technology, government and nonprofit customers across the U.S. and Phoenix Energy Technologies Inc., a California-based provider of enterprise energy management and information software to commercial businesses. In 2017, Duke Energy acquired the remaining interest in REC Solar.
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
OTHER
The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes interest expense on holding company debt, unallocated corporate costs including costs to achieve strategic acquisitions, amounts related to certain companywide initiatives and contributions made to the Duke Energy Foundation. Other also includes Bison Insurance Company Limited (Bison) and an investment in NMC.

PART I

The Duke Energy Foundation is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions.
Bison, a wholly owned subsidiary of Duke Energy, is a captive insurance company with the principal activity of providing Duke Energy subsidiaries with indemnification for financial losses primarily related to property, workers’ compensation and general liability.
NMC is a joint venture that operates in Jubail, Saudi Arabia, as a large regional producer of methanol and methyl tertiary butyl ether (MTBE), an additive to gasoline. In 2017, NMC produced approximately 934,000 metric tons of methanol and approximately 1,087,000 metric tons of MTBE. Approximately 40 percent of methanol is normally used in MTBE production. Upon the successful startup of NMC's polyacetal production facility during the fourth quarter of 2017, Duke Energy's ownership interest in NMC decreased from 25 percent to 17.5 percent. Duke Energy records the investment activity of NMC using the equity method of accounting and retains 25 percent of NMC's board of directors representation and voting rights.
Regulation
Certain entities within Other are subject to the jurisdiction of federal, state and local agencies.
Employees
On December 31, 2017, Duke Energy had a total of 29,060 employees on its payroll. The total includes 5,483 employees who are represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working practices, and other terms and conditions of employment.
Executive Officers of the Registrants
The following table sets forth the individuals who currently serve as executive officers. Executive officers serve until their successors are duly elected or appointed.

Name	Age(a)	Current and Recent Positions Held
Lynn J. Good	58
Chairman, President and Chief Executive Officer. Ms. Good was elected as Chairman of the Board, effective January 1, 2016, and assumed her position as President and Chief Executive Officer in July 2013. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009.

Steven K. Young	59
Executive Vice President and Chief Financial Officer. Mr. Young assumed his current position in August 2013. Prior to that, he had served as Senior Vice President, Chief Accounting Officer and Controller since April 2006.

Douglas F Esamann	60
Executive Vice President, Energy Solutions and President, Midwest and Florida Regions. Mr. Esamann assumed his current position in September 2016 and was Executive Vice President and President, Midwest and Florida Regions since June 2015. Prior to that, he was President, Duke Energy Indiana since November 2010.

Lloyd M. Yates	57
Executive Vice President, Customer and Delivery Operations and President, Carolinas Region. Mr. Yates assumed his current position in September 2016 and was Executive Vice President, Market Solutions and President, Carolinas Region since August 2014. He held the position of Executive Vice President, Regulated Utilities from December 2012 to August 2014, and prior to that, had served as Executive Vice President, Customer Operations since July 2012, upon the merger of Duke Energy and Progress Energy. Prior to the merger, Mr. Yates was President and Chief Executive Officer of Progress Energy Carolinas, Inc., which is now known as Duke Energy Progress, LLC since July 2007.

Dhiaa M. Jamil	61
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

Franklin H. Yoho	58
Executive Vice President and President, Natural Gas. Mr. Yoho assumed his current position in October 2016 upon the acquisition of Piedmont by Duke Energy. Prior to this appointment, he served as Senior Vice President and Chief Commercial Officer of Piedmont since August 2011. Prior to that, he served as Senior Vice President, Commercial Operations since March 2002.

Julia S. Janson	53
Executive Vice President, External Affairs, Chief Legal Officer and Corporate Secretary. Ms. Janson assumed her current position in December 2012 and, in May 2017, assumed the responsibilities for the External Affairs and Strategic Policy organization. Prior to that, she had held the position of President of Duke Energy Ohio and Duke Energy Kentucky since 2008.

Melissa H. Anderson	53
Executive Vice President, Administration and Chief Human Resources Officer. Ms. Anderson assumed her position in May 2016 and had been Executive Vice President and Chief Human Resources Officer since January 2015. Prior to joining Duke Energy, she served as Senior Vice President of Human Resources at Domtar Inc. since 2010.

William E. Currens Jr.	48
Senior Vice President, Chief Accounting Officer and Controller. Mr. Currens assumed his current position in May 2016. Prior to that, he had held the position of Vice President, Investor Relations since 2009.

(a)    The ages of the officers provided are as of December 31, 2017.
There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

PART I

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

•
Coal Ash Act, as amended, which establishes requirements regarding the use and closure of existing ash basins, the disposal of ash at active coal plants and the handling of surface water and groundwater impacts from ash basins in North Carolina.

•
The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (RCRA), which creates a framework for the proper management of hazardous and nonhazardous solid waste; classifies CCR as nonhazardous waste; and establishes standards for landfill and surface impoundment placement, design, operation and closure, groundwater monitoring, corrective action, and post-closure care.

•
The Toxic Substances Control Act (TSCA), which gives EPA the authority to require reporting, recordkeeping and testing requirements, and to place restrictions relating to chemical substances and/or mixtures, including polychlorinated biphenyls.

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

PART I

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
PIEDMONT

Piedmont is a regulated public utility primarily engaged in the distribution of natural gas to over 1 million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including customers served by municipalities who are wholesale customers. Piedmont is subject to the regulatory provisions of the NCUC, PSCSC, TPUC and FERC.
Substantially all of Piedmont’s operations are regulated and qualify for regulatory accounting. Piedmont operates one reportable business segment, Gas Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

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
Duke Energy’s future results of operations depend, in significant part, on the extent to which it can implement its business strategy successfully. Duke Energy's strategy, including transforming the customer experience, modernizing the energy grid, generating cleaner energy, expansion of natural gas infrastructure, modernizing the regulatory construct and engaging employees and stakeholders to accomplish these priorities, is subject to business, economic and competitive uncertainties and contingencies, many of which are beyond its control. As a consequence, Duke Energy may not be able to fully implement or realize the anticipated results of its strategy.
Regulatory, Legislative and Legal Risks
The Duke Energy Registrants’ regulated utility revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, electric and natural gas transmission, distribution and related activities, which may limit their ability to recover costs.
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
The rates that the Duke Energy Registrants’ regulated utility businesses are allowed to charge are established by state utility commissions in rate case proceedings, which may limit their ability to recover costs and earn an appropriate return on investment.
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

PART I

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
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Acts (the Tax Act) into law which, among other provisions, reduces the maximum federal corporate income tax rate from 35 percent to 21 percent and limits interest deductions outside of regulated utility operations effective January 1, 2018. The resulting revaluation of existing deferred tax assets and liabilities to the lower federal corporate tax rate were recognized in Duke Energy’s December 31, 2017, financial statements. Guidance issued by the SEC indicates that additional adjustments for items that were estimated may be recorded during 2018 if new information becomes available. The Tax Act also could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2017, or are expected to be recorded in future periods. The FERC and state utility commissions will determine the regulatory treatment of the impacts of the Tax Act. Duke Energy’s future results of operations, financial condition and cash flows could be adversely impacted by the Tax Act, subsequent amendments or corrections, or the actions of the FERC, state utility commissions or credit rating agencies related to the Tax Act.
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
There is continued concern, both nationally and internationally, about climate change. The EPA may adopt and implement regulations to restrict emissions of GHGs. Increased regulation of GHG emissions could impose significant additional costs on the Duke Energy Registrants' operations, their suppliers and customers. Regulatory changes could also result in generation facilities to be retired early and result in stranded costs if Duke Energy is not able to fully recover the costs and investment in generation. At this time, the effect that climate change regulation may have in the future on Duke Energy's business, financial condition or results of operations is not able to be predicted.

PART I

Operational Risks
The Duke Energy Registrants’ results of operations may be negatively affected by overall market, economic and other conditions that are beyond their control.
Sustained downturns or sluggishness in the economy generally affect the markets in which the Duke Energy Registrants operate and negatively influence operations. Declines in demand for electricity or natural gas as a result of economic downturns in the Duke Energy Registrants’ regulated service territories will reduce overall sales and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity and the use of natural gas. Although the Duke Energy Registrants’ regulated electric and natural gas businesses are subject to regulated allowable rates of return and recovery of certain costs, such as fuel and purchased natural gas costs, under periodic adjustment clauses, overall declines in electricity or natural gas sold as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. Additionally, prolonged economic downturns that negatively impact the Duke Energy Registrants’ results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including goodwill, to their respective fair values.
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

PART I

The Duke Energy Registrants have recognized significant asset retirement obligations related to these CCR-related requirements. Closure activities began in 2015 at the four sites specified as high priority by the Coal Ash Act and at the W.S. Lee Steam Station site in South Carolina in connection with other legal requirements. Excavation at these sites involves movement of large amounts of CCR materials to off-site locations for use as structural fill, to appropriate engineered off-site or on-site lined landfills or conversion of the ash for beneficial use. At other sites, preliminary planning and closure methods have been studied and factored into the estimated retirement and management costs. The Coal Ash Act requires CCR surface impoundments in North Carolina to be closed, with the closure method and timing based on a risk ranking classification determined by legislation or state regulators. Additionally, the RCRA required closure timing depends upon meeting or continuing to meet certain criteria. As the closure and CCR management work progresses and final closure plans and corrective action measures are developed and approved at each site, the scope and complexity of work and the amount of CCR material could be greater than estimates and could, therefore, materially increase compliance expenditures and rate impacts.
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
Advances in distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines and solar cells, may reduce the cost of alternative methods of producing power to a level competitive with central power station electric production utilized by the Duke Energy Registrants.
Some or all of these factors could result in a lack of growth or decline in customer demand for electricity or number of customers and may cause the failure of the Duke Energy Registrants to fully realize anticipated benefits from significant capital investments and expenditures, which could have a material adverse effect on their financial position, results of operations and cash flows.
Furthermore, the Duke Energy Registrants currently have energy efficiency riders in place to recover the cost of energy efficiency programs in North Carolina, South Carolina, Florida, Indiana, Ohio and Kentucky. Should the Duke Energy Registrants be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact.
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
The Duke Energy Registrants depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver electricity sold to the wholesale market. The FERC’s power transmission regulations require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. If transmission is disrupted, or if transmission capacity is inadequate, the Duke Energy Registrants’ ability to sell and deliver products may be hindered.
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

PART I

Duke Energy may be unable to complete necessary or desirable pipeline expansion or infrastructure development or maintenance projects, which may delay or prevent the Duke Energy Registrants from serving natural gas customers or expanding the natural gas business.
In order to serve current or new natural gas customers or expand the service to existing customers, the Duke Energy Registrants need to maintain, expand or upgrade distribution, transmission and/or storage infrastructure, including laying new pipeline and building compressor stations. Duke Energy Registrants have made significant investments in a number of pipeline development projects, which are being operated and constructed by third party joint venture partners. Various factors, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to projects, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns and the inability to negotiate acceptable agreements relating to rights of way, construction or other material development components, may prevent or delay the completion of projects or increase costs. As a result, the Duke Energy Registrants may be unable to adequately serve existing natural gas customers or support customer growth or could incur higher than anticipated costs, which could have a negative financial impact.
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

PART I

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
The Duke Energy Registrants may not recover costs incurred to begin construction on projects that are canceled.
Duke Energy’s long-term strategy requires the construction of new projects, either wholly owned or partially owned, which involve a number of risks, including construction delays, nonperformance by equipment and other third party suppliers, and increases in equipment and labor costs. To limit the risks of these construction projects, the Duke Energy Registrants enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur.  In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled.
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
Ownership and operation of nuclear generation facilities requires compliance with licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines or shut down a unit depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of the control of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, such as a serious nuclear incident at a facility owned by a third party, could necessitate substantial capital and other expenditures, as well as assessments to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on the results of operations, financial condition, cash flows and reputation of the Duke Energy Registrants.

PART I

Liquidity, Capital Requirements and Common Stock Risks
The Duke Energy Registrants rely on access to short-term borrowings and longer-term debt and equity markets to finance their capital requirements and support their liquidity needs. Access to those markets can be adversely affected by a number of conditions, many of which are beyond the Duke Energy Registrants’ control.
The Duke Energy Registrants’ businesses are significantly financed through issuances of debt and equity. The maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from their assets. Accordingly, as a source of liquidity for capital requirements not satisfied by the cash flows from their operations and to fund investments originally financed through debt instruments with disparate maturities, the Duke Energy Registrants rely on access to short-term money markets as well as longer-term capital markets. The Subsidiary Registrants also rely on access to short-term intercompany borrowings. If the Duke Energy Registrants are not able to access debt or equity at competitive rates or at all, the ability to finance their operations and implement their strategy and business plan as scheduled could be adversely affected. An inability to access debt and equity may limit the Duke Energy Registrants’ ability to pursue improvements or acquisitions that they may otherwise rely on for future growth.
Market disruptions may increase the cost of borrowing or adversely affect the ability to access one or more financial markets. Such disruptions could include: economic downturns, the bankruptcy of an unrelated energy company, unfavorable capital market conditions, market prices for electricity and natural gas, actual or threatened terrorist attacks, or the overall health of the energy industry. The availability of credit under Duke Energy’s Master Credit Facility depends upon the ability of the banks providing commitments under the facility to provide funds when their obligations to do so arise. Systematic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.
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

PART I

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
Duke Energy is a holding company and depends on the cash flows from its subsidiaries to meet its financial obligations.
Because Duke Energy is a holding company with no operations or cash flows of its own, its ability to meet its financial obligations, including making interest and principal payments on outstanding indebtedness and to pay dividends on its common stock, is primarily dependent on the net income and cash flows of its subsidiaries and the ability of those subsidiaries to pay upstream dividends or to repay borrowed funds. Prior to funding Duke Energy, its subsidiaries have regulatory restrictions and financial obligations that must be satisfied. These subsidiaries are separate legal entities and have no obligation to provide Duke Energy with funds. In addition, Duke Energy may provide capital contributions or debt financing to its subsidiaries under certain circumstances, which would reduce the funds available to meet its financial obligations, including making interest and principal payments on outstanding indebtedness and to pay dividends on Duke Energy’s common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PART I

ITEM 2. PROPERTIES

ELECTRIC UTILITIES AND INFRASTRUCTURE
The following table provides information related to the Electric Utilities and Infrastructure's generation stations as of December 31, 2017. The MW displayed in the table below are based on summer capacity. Ownership interest in all facilities is 100 percent unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,554
McGuire	Nuclear	Uranium	NC	2,316
Catawba(a)	Nuclear	Uranium	SC	445
Belews Creek	Fossil	Coal	NC	2,220
Marshall	Fossil	Coal	NC	2,058
J.E. Rogers	Fossil	Coal	NC	1,388
Lincoln Combustion Turbine (CT)	Fossil	Gas/Oil	NC	1,193
Allen	Fossil	Coal	NC	1,098
Rockingham CT	Fossil	Gas/Oil	NC	825
Buck Combined Cycle (CC)	Fossil	Gas	NC	668
Dan River CC	Fossil	Gas	NC	662
Mill Creek CT	Fossil	Gas/Oil	SC	563
W.S. Lee	Fossil	Gas	SC	170
W.S. Lee CT	Fossil	Gas/Oil	SC	84
Bad Creek	Hydro	Water	SC	1,360
Jocassee	Hydro	Water	SC	780
Cowans Ford	Hydro	Water	NC	324
Keowee	Hydro	Water	SC	152
Other small facilities (25 plants)	Hydro	Water	NC/SC	669
Distributed generation	Renewable	Solar	NC	39
Total Duke Energy Carolinas				19,568

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Progress
Brunswick	Nuclear	Uranium	NC	1,870
Harris	Nuclear	Uranium	NC	928
Robinson	Nuclear	Uranium	SC	741
Roxboro	Fossil	Coal	NC	2,439
Smith CC	Fossil	Gas/Oil	NC	1,073
H.F. Lee CC	Fossil	Gas/Oil	NC	888
Wayne County CT	Fossil	Gas/Oil	NC	857
Smith CT	Fossil	Gas/Oil	NC	772
Darlington CT	Fossil	Gas/Oil	SC	664
Mayo	Fossil	Coal	NC	727
L.V. Sutton CC	Fossil	Gas/Oil	NC	607
Asheville	Fossil	Coal	NC	378
Asheville CT	Fossil	Gas/Oil	NC	320
Weatherspoon CT	Fossil	Gas/Oil	NC	124
L.V. Sutton CT (Black Start)	Fossil	Gas/Oil	NC	80
Blewett CT	Fossil	Oil	NC	52
Walters	Hydro	Water	NC	112
Other small facilities (three plants)	Hydro	Water	NC	115
Distributed generation	Renewable	Solar	NC	62
Total Duke Energy Progress				12,809

PART I

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Florida
Crystal River	Fossil	Coal	FL	2,188
Hines CC	Fossil	Gas/Oil	FL	2,032
Bartow CC	Fossil	Gas/Oil	FL	1,080
Anclote	Fossil	Gas	FL	1,013
Intercession City CT	Fossil	Gas/Oil	FL	951
Osprey CC	Fossil	Gas/Oil	FL	582
DeBary CT	Fossil	Gas/Oil	FL	561
Tiger Bay CC	Fossil	Gas/Oil	FL	200
Bartow CT	Fossil	Gas/Oil	FL	168
Bayboro CT	Fossil	Oil	FL	171
Suwannee River CT	Fossil	Gas	FL	149
Higgins CT	Fossil	Gas/Oil	FL	107
Avon Park CT	Fossil	Gas/Oil	FL	48
University of Florida CoGen CT	Fossil	Gas	FL	47
Distributed generation	Renewable	Solar	FL	8
Total Duke Energy Florida				9,305

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Ohio
East Bend	Fossil	Coal	KY	600
Woodsdale CT	Fossil	Gas/Propane	OH	476
Beckjord Battery Storage	Renewable	Storage	OH	4
Total Duke Energy Ohio				1,080

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Indiana
Gibson(b)	Fossil	Coal	IN	2,822
Cayuga(c)	Fossil	Coal/Oil	IN	1,005
Edwardsport	Fossil	Coal	IN	595
Madison CT	Fossil	Gas	OH	566
Vermillion CT(d)	Fossil	Gas	IN	360
Wheatland CT	Fossil	Gas	IN	450
Noblesville CC	Fossil	Gas/Oil	IN	264
Gallagher	Fossil	Coal	IN	280
Henry County CT	Fossil	Gas/Oil	IN	129
Cayuga CT	Fossil	Gas/Oil	IN	80
Connersville CT	Fossil	Oil	IN	74
Miami Wabash CT	Fossil	Oil	IN	64
Markland	Hydro	Water	IN	45
Distributed generation	Renewable	Solar	IN	10
Total Duke Energy Indiana				6,744

PART I

Owned MW
Totals by Type	Capacity
Total Electric Utilities	49,506
Totals By Plant Type
Nuclear	8,854
Fossil	36,972
Hydro	3,557
Renewable	123
Total Electric Utilities	49,506

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
The following table provides information related to Electric Utilities and Infrastructure's electric transmission and distribution properties as of December 31, 2017.

		Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy
	Energy	Carolinas	Progress	Florida	Ohio	Indiana
Electric Transmission Lines
Miles of 500 to 525 kilovolt (kV)	1,100	600	300	200	—	—
Miles of 345 kV	1,700	—	—	—	1,000	700
Miles of 230 kV	8,400	2,700	3,400	1,600	—	700
Miles of 100 to 161 kV	12,300	6,800	2,500	900	700	1,400
Miles of 13 to 69 kV	8,400	3,000	—	2,200	700	2,500
Total conductor miles of electric transmission lines	31,900	13,100	6,200	4,900	2,400	5,300
Electric Distribution Lines
Miles of overhead lines	174,300	66,600	46,400	25,200	13,700	22,400
Miles of underground line	102,800	37,800	29,400	20,800	5,900	8,900
Total conductor miles of electric distribution lines	277,100	104,400	75,800	46,000	19,600	31,300
Number of electric transmission and distribution substations	3,300	1,500	500	500	300	500
Substantially all of Electric Utilities and Infrastructure's electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Duke Energy Progress', Duke Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.
GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure owns transmission pipelines and distribution mains that are generally underground, located near public streets and highways, or on property owned by others for which Duke Energy Ohio and Piedmont have obtained the necessary legal rights to place and operate facilities on such property located within the Gas Utilities and Infrastructure service territories. The following table provides information related to Gas Utilities and Infrastructure's natural gas distribution.

		Duke
	Duke	Energy
	Energy	Ohio	Piedmont
Miles of natural gas distribution and transmission pipelines	33,100	7,200	25,900
Miles of natural gas service lines	27,400	6,900	20,500

PART I

COMMERCIAL RENEWABLES
The following table provides information related to Commercial Renewables' electric generation facilities as of December 31, 2017. The MW displayed in the table below are based on nameplate capacity. Ownership interest in all facilities is 100 percent unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Commercial Renewables – Wind
Los Vientos Windpower (five sites)	Renewable	Wind	TX	912
Top of the World	Renewable	Wind	WY	200
Frontier	Renewable	Wind	OK	200
Notrees	Renewable	Wind	TX	153
Campbell Hill	Renewable	Wind	WY	99
North Allegheny	Renewable	Wind	PA	70
Laurel Hill Wind Energy	Renewable	Wind	PA	69
Ocotillo	Renewable	Wind	TX	59
Kit Carson	Renewable	Wind	CO	51
Silver Sage	Renewable	Wind	WY	42
Happy Jack	Renewable	Wind	WY	29
Shirley	Renewable	Wind	WI	20
Sweetwater IV(a)	Renewable	Wind	TX	113
Sweetwater V(a)	Renewable	Wind	TX	38
Ironwood(a)	Renewable	Wind	KS	84
Cimarron II(a)	Renewable	Wind	KS	66
Mesquite Creek(a)	Renewable	Wind	TX	106
Total Renewables – Wind				2,311
Commercial Renewables – Solar
Conetoe II	Renewable	Solar	NC	80
Seville I & II	Renewable	Solar	CA	50
Rio Bravo I & II	Renewable	Solar	CA	40
Wildwood I & II	Renewable	Solar	CA	35
Caprock	Renewable	Solar	NM	25
Kelford	Renewable	Solar	NC	22
Highlander	Renewable	Solar	CA	21
Dogwood	Renewable	Solar	NC	20
Halifax Airport	Renewable	Solar	NC	20
Pasquotank	Renewable	Solar	NC	20
Pumpjack	Renewable	Solar	CA	20
Shawboro	Renewable	Solar	NC	20
Longboat	Renewable	Solar	CA	20
Bagdad	Renewable	Solar	AZ	15
TX Solar	Renewable	Solar	TX	14
Creswell Alligood	Renewable	Solar	NC	14
Victory	Renewable	Solar	CO	13
Washington White Post	Renewable	Solar	NC	12
Whitakers	Renewable	Solar	NC	12
Other small solar	Renewable	Solar	Various	123
Total Renewables – Solar				596
Total Commercial Renewables				2,907
(a) Commercial Renewables owns 47 percent of Sweetwater IV and V and 50 percent of Ironwood, Cimarron II and Mesquite Creek.
OTHER
Duke Energy owns approximately 8 million square feet and leases approximately 2 million square feet of corporate, regional and district office space spread throughout its service territories.

PART I

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4, “Regulatory Matters,” and Note 5, “Commitments and Contingencies,” to the Consolidated Financial Statements.
MTBE Litigation
On June 19, 2014, the Commonwealth of Pennsylvania filed suit against, among others, Duke Energy Merchants, alleging contamination of “waters of the state” by MTBE from leaking gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen level in gasoline and make it burn cleaner. The lawsuit was moved to federal court and consolidated into an existing multidistrict litigation docket of pending MTBE cases. This suit was settled for an immaterial amount in December 2017.
In December 2017, the state of Maryland filed a lawsuit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of its water supplies from MTBE. Discovery is underway. Duke Energy cannot predict the outcome of this matter.
ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the New York Stock Exchange (NYSE) (ticker symbol DUK). As of January 31, 2018, there were 166,271 Duke Energy common stockholders of record.
There is no market for common stock of the Subsidiary Registrants, all of which is owned by Duke Energy.
Common Stock Data by Quarter
The following chart provides Duke Energy common stock trading prices as reported on the NYSE and information on common stock dividends declared. Stock prices represent the intraday high and low stock price.
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
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III within this Annual Report for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2017

There were no repurchases of equity securities during the fourth quarter of 2017.

PART II

Stock Performance Graph

The following performance graph compares the cumulative total shareholder return from Duke Energy Corporation common stock, as compared with the Standard & Poor's 500 Stock Index (S&P 500) and the Philadelphia Utility Sector Index (Philadelphia Utility Index) for the past five years. The graph assumes an initial investment of $100 on December 31, 2012, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.
NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2017.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data for the years of 2013 through 2017. See also Item 7.

(in millions, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations(a)
Total operating revenues	$23,565	$22,743	$22,371	$22,509	$21,211
Operating income	5,781	5,341	5,078	4,842	4,305
Income from continuing operations	3,070	2,578	2,654	2,538	2,278
(Loss) Income from discontinued operations, net of tax	(6)	(408)	177	(649)	398
Net income	3,064	2,170	2,831	1,889	2,676
Net income attributable to Duke Energy Corporation	3,059	2,152	2,816	1,883	2,665
Common Stock Data
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$4.37	$3.71	$3.80	$3.58	$3.21
Diluted	4.37	3.71	3.80	3.58	3.21
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$(0.01)	$(0.60)	$0.25	$(0.92)	$0.56
Diluted	(0.01)	(0.60)	0.25	(0.92)	0.55
Net income attributable to Duke Energy Corporation common stockholders
Basic	$4.36	$3.11	$4.05	$2.66	$3.77
Diluted	4.36	3.11	4.05	2.66	3.76
Dividends declared per share of common stock	3.49	3.36	3.24	3.15	3.09
Balance Sheet
Total assets	$137,914	$132,761	$121,156	$120,557	$114,779
Long-term debt including capital leases, less current maturities	49,035	45,576	36,842	36,075	37,065

(a)
Significant transactions reflected in the results above include: (i) the sale of the International Disposal Group in 2016, including a loss on sale recorded within discontinued operations (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”) (ii) the acquisition of Piedmont in 2016, including losses on interest rate swaps related to the acquisition financing (see Note 2); (iii) 2014 impairment related to the disposal of the Midwest Generation Disposal Group; (iv) 2014 incremental tax expense resulting from the decision to repatriate all cumulative historical undistributed foreign earnings; (v) 2014 increase in the litigation reserve related to a criminal investigation of the Dan River release; (vi) 2013 charges related to Crystal River Unit 3 and nuclear development costs; and (vii) costs to achieve mergers in all periods.

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
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) and its subsidiaries Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Duke Energy Progress, LLC (Duke Energy Progress), Duke Energy Florida, LLC (Duke Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio), Duke Energy Indiana, LLC (Duke Energy Indiana) and Piedmont Natural Gas Company, Inc. (Piedmont). However, none of the registrants make any representation as to information related solely to Duke Energy or the subsidiary registrants of Duke Energy other than itself. Subsequent to Duke Energy's acquisition of Piedmont on October 3, 2016, Piedmont is a wholly owned subsidiary of Duke Energy. The financial information for Duke Energy includes results of Piedmont subsequent to October 3, 2016. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information regarding the acquisition.
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
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2017, 2016 and 2015.
Executive Overview
With our multiyear portfolio transition complete, we operated in 2017 as a domestic, regulated energy infrastructure business. Our long-term view provides a compelling vision to advance our strategy, leveraging scale and a focused portfolio to deliver a reliable dividend with 4 to 6 percent earnings per share (EPS) growth during our five year planning horizon. We have made progress advancing our long-term strategy to invest in our growth drivers of cleaner energy, grid modernization and natural gas infrastructure, while also improving customer satisfaction.
Financial Results

(a)
See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted earnings per share as well as a reconciliation of this non-GAAP financial measure to net income attributable to Duke Energy and net income attributable to Duke Energy per diluted share.

Duke Energy's 2017 GAAP reported earnings were impacted by unfavorable weather and the absence of International Energy partially offset by growth in the electric and gas businesses, including the addition of a full year's earnings contribution from Piedmont and ongoing cost management efforts. See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.

PART II

2017 Areas of Focus and Accomplishments
Duke Energy advanced a number of important strategic initiatives to transform its energy future with a focus on customers, employees, operations and growth. The company has responded to an environment of changing customer demands by investing in electric and natural gas infrastructure that customers value and that provide an opportunity for sustainable growth.
Portfolio Transition. On October 3, 2016, Duke Energy completed the acquisition of Piedmont, a North Carolina corporation primarily engaged in regulated natural gas distribution to residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee. In December 2016, Duke Energy completed the sale of its Latin American generation businesses in two separate transactions. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information regarding these transactions.
With the acquisition of Piedmont and the sale of International Energy, Duke Energy completed a multiyear portfolio transition. The Piedmont acquisition reflects the growing importance of natural gas to the future of the energy infrastructure within the company's service territory and throughout the U.S. and establishes a strategic platform for future growth in natural gas infrastructure. The growth opportunities reflected in our 10-year strategy are expected to increase the earnings contributions from the natural gas business from 8 percent to 15 percent.
Operational Excellence. Duke Energy continues to focus on the safe and efficient operation of its generation fleet. During 2017, we delivered strong overall safety and environmental performance, with our key employee safety metric, total incident case rate, and our reportable environmental events both improving from last year. Our nuclear and fossil/hydro generation fleets demonstrated strong performance, exceeding their respective reliability targets.
Storm Response and System Restoration. Hurricane Irma, in October 2017, was one of the most powerful storms ever to hit the southern U.S. During Hurricane Irma, over 1.3 million customers in Florida were without power. Our restoration efforts involved coordination and communication with more than 12,000 line and fieldworkers and our team restored power to 99 percent of customers within eight days.
Customer Satisfaction. Higher J.D. Power residential customer satisfaction scores in 2017 reflect progress in the company's efforts to meet customers’ expectations. The work to improve customer satisfaction will continue, but all jurisdictions remain on track to make steady gains in the years ahead as Duke Energy continues to transform the customer experience through its Customer Connect Program.
Constructive Regulatory Outcomes. One of our long-term strategic goals is to achieve modernized regulatory constructs in all of our jurisdictions within 10 years. Modernized constructs provide a number of benefits, including improved earnings and cash flows through more timely recovery of investments, as well as stable pricing for customers. We filed several base rate cases during 2017 to recover a range of strategic investments, such as customer service technologies, coal ash costs in the Carolinas, smart meters, natural gas and solar generation. We continue to pursue additional legislative and regulatory outcomes, both in Washington and across our service territories, that make sense for our customers and investors.
Cost Management and Efficiencies. Duke Energy has a demonstrated track record of driving efficiencies and productivity, including merger integration and continuous improvement efforts. These efficiencies will help in Duke Energy's objective to keep overall customer rates below the national average, while moderating customer bill increases over time. We are on track to exceed targeted Piedmont merger cost synergies without significant disruptions to the business or culture, integrating the Piedmont and Midwest natural gas operations, and moving to a shared services model. We continue to leverage new technology and data analytics to drive additional efficiencies across the business.
Dividend Growth. In 2017, Duke Energy continued to grow the dividend payment to shareholders by approximately 4 percent. 2017 represented the 91st consecutive year Duke Energy paid a cash dividend on its common stock.
Duke Energy Objectives – 2018 and Beyond
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

•
Modernization of the electric grid, including smart meters, storm hardening, self-healing and targeted undergrounding to ensure the system is better prepared for severe weather and to improve the system's reliability and flexibility, as well as to provide better information and services for customers.

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

•
Stakeholder engagement to ensure the regulatory rules in the states in which Duke Energy operates benefit customers and allow Duke Energy to recover its significant investments in a timely manner while maintaining affordable rates.

•	Engagement with regulatory commissions to determine the regulatory treatment of the impact of the Tax Act.

PART II

Primary objectives toward the implementation of this strategy include:
Growth Initiatives. Growth in the Electric Utilities and Infrastructure business is expected to be supported by the investment of significant capital in the electric transmission and distribution grid, and in cleaner, more efficient generation. Duke Energy expects to invest approximately $30 billion in Electric Utilities and Infrastructure growth projects over the next five years (2018-2022), continuing its efforts to generate cleaner energy. Duke Energy intends to work constructively with regulators to evaluate the current regulatory construct and seek modernized recovery solutions, such as riders, rate decoupling and multiyear rate plans, that benefit both customers and shareholders.
Investment projects at Electric Utilities and Infrastructure currently underway that will support growth initiatives include:

•	Duke Energy Indiana's $1.4 billion grid modernization plan, which is aimed at improving reliability, including fewer outages and quicker restoration.

•
Significant investments in combined-cycle natural gas plants, including completing the $1.5 billion Citrus County plant in Florida, the $600 million W.S. Lee facility in South Carolina and the $900 million investment in the Western Carolinas Modernization Project. These investments will allow Duke Energy to replace older, less efficient coal units.

•
Duke Energy expects to continue to advance other cleaner energy sources within its regulated electric jurisdictions, including hydro, wind, solar and combined heat and power projects, increasing the flexibility of the system and allowing Duke Energy to continue lowering carbon emissions.

◦	In North Carolina, HB 589 provides a timely cost recovery mechanism for any solar investments we are able to make through a competitive market process.

◦
In Florida, as part of the comprehensive multi-year rate settlement, we committed to invest in approximately 700 MW of solar capacity over the next five years and will be authorized to recover the cost of that investment through a single issue base rate increase. We also advanced our strategic priority of energy grid investment, establishing a multiyear recovery method for $1 billion of grid investments.

Duke Energy expects to invest around $7 billion growing its Gas Utilities and Infrastructure business over the next five years. Growth in Gas Utilities and Infrastructure will be focused on the following:

•
With the acquisition of Piedmont, Duke Energy now operates natural gas distribution businesses across five states. The continued integration of Piedmont, as well as additional investments in the natural gas Local Distribution Company (LDC) system, will help maintain system integrity and expand natural gas distribution to new customers.

•
Duke Energy will continue to grow its midstream pipeline business, underpinned by investments in the Atlantic Coast Pipeline, Sabal Trail and Constitution pipeline projects. These highly contracted pipelines will bring much needed, low-cost natural gas supplies to the eastern U.S., spurring economic growth and helping Duke Energy to grow its customer base in the Southeast.

For Commercial Renewables, Duke Energy will continue to pursue long-term contracted wind and solar projects that meet its return criteria.
Cost Management. Duke Energy has a demonstrated track record of driving efficiencies and productivity into the business, leveraging its scale through competitive procurement initiatives, deploying digital transformation and continuing to identify sustainable cost savings as an essential element in response to a transforming industry.
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
Results of Operations
Non-GAAP Measures
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted diluted EPS. These items represent income from continuing operations attributable to Duke Energy, adjusted for the dollar and per share impact of special items. As discussed below, special items include certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them with an additional relevant comparison of Duke Energy’s performance across periods.
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
Special items included in the periods presented include the following, which management believes do not reflect ongoing costs:

•	Costs to Achieve Mergers represents charges that result from strategic acquisitions.

•
Cost Savings Initiatives represent severance charges related to company-wide initiatives, excluding merger integration, to standardize processes and systems, leverage technology and workforce optimization.

PART II

•
Regulatory Settlements in 2017 represent charges related to the Levy nuclear project in Florida and the Mayo Zero Liquid Discharge and Sutton combustion turbine projects in North Carolina. The 2015 amount represents charges related to the IGCC Settlement.

•	Commercial Renewables Impairments represent other-than-temporary, asset and goodwill impairments.

•	Impacts of the Tax Act represent estimated amounts recognized related to the Tax Cuts and Jobs Act.

•	Ash Basin Settlement and Penalties represent charges related to Plea Agreements and settlement agreements with regulators and other governmental entities.
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
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table presents a reconciliation of adjusted earnings and adjusted diluted EPS to the most directly comparable GAAP measures.

	Years Ended December 31,
	2017		2016		2015
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/EPS	$3,059	$4.36	$2,152	$3.11	$2,816	$4.05
Adjustments to Reported:
Costs to Achieve Mergers	64	0.09	329	0.48	60	0.09
Regulatory Settlements	98	0.14	—	—	58	0.08
Commercial Renewables Impairments	74	0.11	45	0.07	—	—
Impacts of the Tax Act(c)	(102)	(0.14)	—	—	—	—
Cost Savings Initiatives	—	—	57	0.08	88	0.13
Ash Basin Settlement and Penalties	—	—	—	—	11	0.02
Discontinued Operations(a)(b)	6	0.01	661	0.95	119	0.17
Adjusted Earnings/Adjusted Diluted EPS	$3,199	$4.57	$3,244	$4.69	$3,152	$4.54

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

(c)
The Tax Act reduced the corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. As the tax change was enacted in 2017, Duke Energy is required to remeasure its existing deferred tax assets and liabilities at the lower rate. For Duke Energy's regulated operations, where the reduction in the net accumulated deferred income tax liability is expected to be returned to customers in future rates, the remeasurement has been deferred as a regulatory liability.

Year Ended December 31, 2017, as compared to 2016
Duke Energy’s full-year 2017 GAAP Reported EPS was $4.36 compared to $3.11 for full-year 2016. In addition to the adjusted diluted EPS drivers discussed below, GAAP Reported EPS in 2017 was higher primarily due to a $0.14 benefit per share related to the Tax Act in 2017, lower costs to achieve the Piedmont merger and a loss on sale and impairments associated with the sale of the International Disposal Group in 2016, partially offset by charges of $0.14 related to regulatory settlements in Electric Utilities and Infrastructure.
As discussed, management also evaluates financial performance based on adjusted earnings. Duke Energy’s full-year 2017 adjusted diluted EPS was $4.57 compared to $4.69 for full-year 2016. The decrease in adjusted diluted EPS was primarily due to:

•	Lower regulated electric revenues of $0.26 per share due to less favorable weather in the current year, including lost revenues related to Hurricane Irma;

•
The prior year operating results from the International Disposal Group, which was sold in December 2016. The 2016 operating results included a benefit from the valuation of deferred income taxes. See Note 22 to the Consolidated Financial Statements, Income Taxes," for additional information;

•	Higher financing costs, primarily due to the Piedmont acquisition; and

PART II

•	Higher depreciation and amortization expense at Electric Utilities and Infrastructure primarily due to higher depreciable base.
Partially offset by:

•
Higher regulated electric revenues from increased pricing and riders driven by new rates in Duke Energy Progress South Carolina, base rate adjustments in Florida and energy efficiency rider revenues in North Carolina, as well as growth in weather-normal retail volumes;

•
Lower operations, maintenance and other expenses, net of amounts recoverable in rates, at Electric Utilities and Infrastructure resulting from ongoing cost efficiency efforts and lower year-to-date storm costs than the prior year; and

•	Additional earnings from incremental investments in Atlantic Coast Pipeline, LLC (ACP) and Sabal Trail natural gas pipelines.
Year Ended December 31, 2016, as compared to 2015
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
Duke Energy's segment structure includes the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. See Note 3 to the Consolidated Financial Statements, “Business Segments,” for additional information on Duke Energy’s segment structure.
Tax Cuts and Jobs Act (the Tax Act)
On December 22, 2017, President Trump signed the Tax Act into law. Among other provisions, the Tax Act lowers the corporate federal income tax rate from 35 percent to 21 percent, limits interest deductions outside of regulated utility operations, and eliminates bonus depreciation for regulated utilities, effective January 1, 2018. The Tax Act also could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2017, or are expected to be recorded in future periods. See Note 22 to the Consolidated Financial Statements, "Income Taxes," for additional information on the Tax Act. The FERC and state utility commissions will determine the regulatory treatment of the impacts of the Tax Act for the Subsidiary Registrants. Duke Energy's segments’ future results of operations, financial condition and cash flows could be adversely impacted by the Tax Act, subsequent amendments or corrections, or the actions of the FERC, state utility commissions or credit rating agencies related to the Tax Act. Duke Energy is reviewing orders to address the rate treatment of the Tax Act by each state utility commission in which the Subsidiary Registrants operate. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information. Beginning in January 2018, the Subsidiary Registrants will defer the estimated ongoing impacts of the Tax Act that are expected to be returned to customers. See the Credit Ratings section below for additional information on the impact of the Tax Act on the Duke Energy Registrants' credit ratings.

PART II

As a result of the Tax Act, Duke Energy revalued its existing deferred tax assets and deferred tax liabilities as of December 31, 2017, to account for the estimated future impact of lower corporate tax rates on these deferred tax amounts. For Duke Energy's regulated operations, where the net reduction in the net accumulated deferred income tax liability is expected to be returned to customers in future rates, the remeasurement has been deferred as a regulatory liability. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information on the Tax Act's impact to the regulatory asset and liability accounts. The following table shows the expense (benefit) recorded on Duke Energy's Consolidated Statement of Operations for the year ended December 31, 2017.

Impacts of
(in millions)	the Tax Act(a)(b)
Electric Utilities and Infrastructure(c)	$(231)
Gas Utilities and Infrastructure(d)(e)	(26)
Commercial Renewables	(442)
Other(f)	597
Total impact of the Tax Act(d)	$(102)

(a)	Except where noted below, amounts are included within Income Tax Expense From Continuing Operations on the Consolidated Statement of Operations.

(b)	See Note 4 and Note 22 to the Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," for information about the Tax Act's impact on Duke Energy's Consolidated Balance Sheets.

(c)
Amount primarily relates to the remeasurement of net deferred tax liabilities that are excluded for ratemaking purposes related to abandoned or impaired assets and certain wholesale fixed rate contracts.

(d)	Includes a $16 million expense recorded within Equity in earnings (losses) of unconsolidated affiliates on the Consolidated Statement of Operations.

(e)	Amount primarily relates to the remeasurement of net deferred tax liabilities that relates to equity method investments and certain wholesale fixed rate contracts.

(f)	Amount primarily relates to the remeasurement of Foreign Tax Credits, federal net operating losses and non-regulated deferred tax assets.
Electric Utilities and Infrastructure

	Years Ended December 31,
			Variance		Variance
			2017 vs.		2016 vs.
(in millions)	2017	2016	2016	2015	2015
Operating Revenues	$21,331	$21,366	$(35)	$21,521	$(155)
Operating Expenses
Fuel used in electric generation and purchased power	6,379	6,595	(216)	7,308	(713)
Operations, maintenance and other	5,196	5,292	(96)	5,138	154
Depreciation and amortization	3,010	2,897	113	2,735	162
Property and other taxes	1,079	1,021	58	1,013	8
Impairment charges	176	16	160	101	(85)
Total operating expenses	15,840	15,821	19	16,295	(474)
Gains on Sales of Other Assets and Other, net	6	—	6	5	(5)
Operating Income	5,497	5,545	(48)	5,231	314
Other Income and Expenses	308	303	5	264	39
Interest Expense	1,240	1,136	104	1,074	62
Income Before Income Taxes	4,565	4,712	(147)	4,421	291
Income Tax Expense	1,355	1,672	(317)	1,602	70
Segment Income	$3,210	$3,040	$170	$2,819	$221

Duke Energy Carolinas Gigawatt-Hours (GWh) sales	87,305	88,545	(1,240)	86,950	1,595
Duke Energy Progress GWh sales	66,822	69,049	(2,227)	64,881	4,168
Duke Energy Florida GWh sales	40,591	40,404	187	40,053	351
Duke Energy Ohio GWh sales	24,639	25,163	(524)	25,439	(276)
Duke Energy Indiana GWh sales	33,145	34,368	(1,223)	33,518	850
Total Electric Utilities and Infrastructure GWh sales	252,502	257,529	(5,027)	250,841	6,688
Net proportional MW capacity in operation	48,828	49,295	(467)	50,170	(875)

PART II

Year Ended December 31, 2017, as Compared to 2016
Electric Utilities and Infrastructure's results were impacted by the Tax Act, growth from investments, lower operations and maintenance expense and higher weather-normal retail sales volumes, partially offset by less favorable weather, impairment charges due to regulatory settlements, increased depreciation and amortization, higher interest expense and higher property and other taxes. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $292 million decrease in retail sales, net of fuel revenue, due to less favorable weather in the current year; and

•	a $235 million decrease in fuel revenues driven by lower retail sales volumes, lower fuel prices included in rates and changes in the generation mix.
Partially offset by:

•
a $364 million increase in rider revenues including increased revenues related to energy efficiency programs, Duke Energy Florida’s nuclear asset securitization, Midwest transmission and distribution capital investments and Duke Energy Indiana’s Edwardsport Integrated Gasification Combined Cycle (IGCC) plant, as well as an increase in retail pricing due to base rate adjustments for Duke Energy Florida’s Osprey acquisition and Hines Chillers and the Duke Energy Progress South Carolina rate case;

•	an $86 million increase in weather-normal sales volumes to customers; and

•	a $26 million increase in other revenues primarily due to favorable transmission revenues.
Operating Expenses. The variance was driven primarily by:

•
a $160 million increase in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the current year at Duke Energy Florida and the disallowance from rate base of certain projects at the Mayo and Sutton plants in the current year at Duke Energy Progress related to the partial settlement in the North Carolina rate case;

•a $113 million increase in depreciation and amortization expense primarily due to additional plant in service; and
•a $58 million increase in property and other taxes primarily due to higher property taxes.
Partially offset by:

•	a $216 million decrease in fuel expense (including purchased power) primarily due to lower retail sales and changes in the generation mix; and

•
a $96 million decrease in operation, maintenance and other expense primarily due to lower plant outage, storm restoration and labor and benefits costs partially offset by higher operational costs that are recoverable in rates.

Interest Expense. The variance was due to higher debt outstanding in the current year and Duke Energy Florida's Crystal River 3 (CR3) regulatory asset debt return ending in June 2016 upon securitization.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and the impact of the Tax Act. The effective tax rates for the years ended December 31, 2017, and 2016 were 29.7 percent and 35.5 percent, respectively. The decrease in the effective tax rate was primarily due to the impact of the Tax Act. See the Tax Cuts and Jobs Act section above for additional information on the Tax Act.
Year Ended December 31, 2016, as Compared to 2015
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

PART II

Operating Expenses. The variance was driven primarily by:

•
a $713 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to lower natural gas and coal prices, and lower volumes of coal and oil, partially offset by higher volumes of natural gas; and

•	an $85 million decrease in pretax impairment charges in the prior year primarily due to the 2015 Edwardsport IGCC settlement.
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
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2016, and 2015 were 35.5 percent and 36.2 percent, respectively.
Matters Impacting Future Electric Utilities and Infrastructure Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 4 and Note 9 to the Consolidated Financial Statements, “Regulatory Matters” and "Asset Retirement Obligations," respectively, for additional information.
On May 18, 2016, the North Carolina Department of Environmental Quality (NCDEQ) issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Electric Utilities and Infrastructure's estimated asset retirement obligations (AROs) related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses and the closure method scope and remedial methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Electric Utilities and Infrastructure's financial position. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.
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
On August 29, 2017, Duke Energy Florida filed a 2017 Second Revised and Restated Settlement Agreement (2017 Settlement) with the FPSC. On November 20, 2017, the FPSC issued an order to approve the 2017 Settlement. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information about the 2017 Settlement. In accordance with the 2017 Settlement, Duke Energy Florida will not seek recovery of any costs associated with the ongoing Westinghouse contract litigation, which is currently being appealed. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information about the litigation. An unfavorable appeals ruling on that matter could have an adverse impact on Electric Utilities and Infrastructure’s financial position, results of operations and cash flows.
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.

PART II

Gas Utilities and Infrastructure

	Years Ended December 31,
			Variance		Variance
			2017 vs.		2016 vs.
(in millions)	2017	2016	2016	2015	2015
Operating Revenues	$1,836	$901	$935	$541	$360
Operating Expenses
Cost of natural gas	632	265	367	141	124
Operation, maintenance and other	393	186	207	126	60
Depreciation and amortization	231	115	116	79	36
Property and other taxes	106	70	36	62	8
Total operating expenses	1,362	636	726	408	228
(Loss) Gains on Sales of Other Assets and Other, net	—	(1)	1	6	(7)
Operating Income	474	264	210	139	125
Other Income and Expenses	66	24	42	3	21
Interest Expense	105	46	59	25	21
Income Before Income Taxes	435	242	193	117	125
Income Tax Expense	116	90	26	44	46
Segment Income	$319	$152	$167	$73	$79

Piedmont LDC throughput (dekatherms)(a)	468,259,777	120,908,508	347,351,269	—	120,908,508
Duke Energy Midwest LDC throughput (MCF)	80,934,836	81,870,489	(935,653)	84,523,814	(2,653,325)

(a)	Includes throughput subsequent to Duke Energy's acquisition of Piedmont on October 3, 2016.
Year Ended December 31, 2017, as Compared to 2016
Gas Utilities and Infrastructure's higher results were primarily due to the inclusion of Piedmont's earnings in the current year as a result of Duke Energy's acquisition of Piedmont on October 3, 2016, as well as additional equity earnings from investments in the ACP and Sabal Trail pipelines.
Operating Revenues. The variance was driven primarily by:

•	an $884 million increase in operating revenues due to the inclusion of Piedmont's operating revenues beginning in October 2016; and

•
a $47 million increase in Piedmont's fourth quarter results due to colder weather, higher natural gas prices, Integrity Management Rider (IMR) rate adjustments, customer growth and new power generation customers.

Operating Expenses. The variance was driven primarily by:

•	a $686 million increase in operating expenses due to the inclusion of Piedmont's operating expenses beginning in October 2016; and

•	a $34 million increase in Piedmont's fourth quarter results primarily due to higher natural gas costs passed through to customers due to the higher price per dekatherm of natural gas.
Other Income and Expenses. The increase was driven primarily by higher equity earnings from pipeline investments.
Interest Expense. The variance was primarily due to the inclusion of Piedmont's interest expense beginning in October 2016.
Income Tax Expense. The variance was primarily due to an increase in pretax income due to the inclusion of Piedmont's earnings beginning in October 2016, partially offset by prior period true-ups. The effective tax rates for the years ended December 31, 2017, and 2016 were 26.7 percent and 37.2 percent, respectively. The decrease in the effective tax rate was primarily due to the prior period true-ups and the impact of the Tax Act. See the Tax Cuts and Jobs Act section above for additional information on the Tax Act.
Year Ended December 31, 2016, as Compared to 2015
Gas Utilities and Infrastructure's higher results were primarily due to the inclusion of Piedmont's earnings subsequent to the merger on October 3, 2016, and higher equity earnings from pipeline investments. Piedmont's earnings included in Gas Utilities and Infrastructure's results were $67 million for the year ended December 31, 2016.
Operating Revenues. The variance was driven primarily by:

•	a $398 million increase in operating revenues due to the inclusion of Piedmont's operating revenues beginning in October 2016,

PART II

Partially offset by:

•	a $38 million decrease in fuel revenues driven by lower natural gas prices and decreased sales volumes for Midwest operations.
Operating Expenses. The variance was driven primarily by:

•	a $276 million increase in operating expenses due to the inclusion of Piedmont's operating expenses beginning in October 2016.
Partially offset by:

•	a $38 million decrease in the cost of natural gas, primarily due to decreased volumes and lower natural gas prices for Midwest operations.
Other Income and Expenses. The increase was driven primarily by higher equity earnings from pipeline investments.
Interest Expense. The variance was primarily due to the inclusion of Piedmont's interest expenses beginning in October 2016.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rates for the years ended December 31, 2016, and 2015 were 37.2 percent and 37.6 percent, respectively.
Matters Impacting Future Gas Utilities and Infrastructure Results
Gas Utilities and Infrastructure has a 24 percent ownership interest in Constitution Pipeline Company, LLC (Constitution), a natural gas pipeline project slated to transport natural gas supplies to major northeastern markets. On April 22, 2016, the New York State Department of Environmental Conservation denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution has stopped construction and discontinued capitalization of future development costs until the project's uncertainty is resolved. As a result of the permitting delays and project uncertainty, total anticipated contributions by Duke Energy can no longer be reasonably estimated. To the extent the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is not viable or does not go forward, an impairment charge of up to the recorded investment in the project, net of salvage value and any cash and working capital returned, may be recorded. Due to the FERC’s January 2018 ruling and the resulting increase in uncertainty, Duke Energy is evaluating the potential to recognize a pretax impairment charge on its investment in Constitution during the first quarter of 2018 of up to the current carrying amount of the investment, net of salvage value and any cash and working capital returned. With the project on hold, funding of project costs has ceased until resolution of legal actions. At December 31, 2017, Duke Energy's investment in Constitution was $81 million. See Note 4 and Note 12 to the Consolidated Financial Statements, "Regulatory Matters," and "Investments in Unconsolidated Affiliates," respectively, for additional information.
Gas Utilities and Infrastructure has a 47 percent ownership interest in ACP, which is building an approximately 600-mile interstate natural gas pipeline intended to transport diverse natural gas supplies into southeastern markets. Affected states (West Virginia, Virginia and North Carolina) have issued certain necessary permits; the project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. In early 2018, the FERC issued series of Partial Notices to Proceed which authorized the project to begin limited construction-related activities along the pipeline route. The project has a targeted in-service date of late 2019. Due to delays in obtaining the required permits to commence construction and the conditions imposed upon the project by the permits, ACP's project manager estimates the project pipeline development costs have increased from a range of $5.0 billion to $5.5 billion to a range of $6.0 billion to $6.5 billion, excluding financing costs. Project construction activities, schedule and final costs are still subject to uncertainty due to potential additional permitting delays, construction productivity and other conditions and risks that could result in potential higher project costs and a potential delay in the targeted in-service date. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information.
Rapidly rising interest rates without timely or adequate updates to the regulated allowed return on equity or failure to achieve the anticipated benefits of the Piedmont merger, including cost savings and growth targets, could significantly impact the estimated fair value of reporting units in Gas Utilities and Infrastructure. In the event of a significant decline in the estimated fair value of the reporting units, goodwill impairment charges could be recorded. The carrying value of goodwill within Gas Utilities and Infrastructure was approximately $1,924 million at December 31, 2017.
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.

PART II

Commercial Renewables

	Years Ended December 31,
			Variance		Variance
			2017 vs.		2016 vs.
(in millions)	2017	2016	2016	2015	2015
Operating Revenues	$460	$484	$(24)	$286	$198
Operating Expenses
Operation, maintenance and other	267	337	(70)	197	140
Depreciation and amortization	155	130	25	104	26
Property and other taxes	33	25	8	18	7
Impairment charges	99	—	99	3	(3)
Total operating expenses	554	492	62	322	170
Gains on Sales of Other Assets and Other, net	1	5	(4)	1	4
Operating Loss	(93)	(3)	(90)	(35)	32
Other Income and Expenses	(12)	(83)	71	2	(85)
Interest Expense	87	53	34	44	9
Loss Before Income Taxes	(192)	(139)	(53)	(77)	(62)
Income Tax Benefit	(628)	(160)	(468)	(128)	(32)
Less: Loss Attributable to Noncontrolling Interests	(5)	(2)	(3)	(1)	(1)
Segment Income	$441	$23	$418	$52	$(29)

Renewable plant production, GWh	8,260	7,446	814	5,577	1,869
Net proportional MW capacity in operation	2,907	2,892	15	1,943	949
Year Ended December 31, 2017, as Compared to 2016
Commercial Renewables' higher earnings were primarily due to the Tax Act, partially offset by pretax impairment charges. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to lower engineering, procurement and construction revenues from REC Solar, a California-based provider of solar installations acquired by Duke Energy in 2015.
Operating Expenses. The increase was primarily due to $99 million in pretax impairment charges in the current year related to a wholly owned non-contracted wind project and other investments and higher expenses associated with new wind and solar projects, partially offset by lower operations and maintenance expense at REC Solar due to fewer projects under construction. See Notes 10 and 11 to the Consolidated Financial Statements, “Property, Plant and Equipment” and "Goodwill and Intangible Assets," respectively, for additional information.
Other Income and Expenses. The variance was primarily due to a $71 million pretax impairment charge in the prior year related to certain equity method investments. For additional information, see Note 12 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates.”
Interest Expense. The variance was primarily due to new project financings and less capitalized interest due to fewer projects under construction.
Income Tax Benefit. The variance was primarily due to the impact of the Tax Act and higher production tax credits (PTCs), partially offset by lower investment tax credits (ITCs). See the Tax Cuts and Jobs Act section above for additional information on the Tax Act and the impact on the effective tax rate.
Year Ended December 31, 2016, as Compared to 2015
Commercial Renewables' lower earnings were primarily due to an impairment charge related to certain equity method investments in wind projects, partially offset by new wind and solar generation placed in service and improved wind production. The following is a detailed discussion of variance drivers by line item.
Operating Revenues. The variance was primarily due to a $135 million increase due to growth of REC Solar and a $66 million increase from new wind and solar generation placed in service and improved wind production.
Operating Expenses. The variance was primarily due to a $130 million increase in operating expenses due to growth of REC Solar and a $36 million increase in operating expenses due to new wind and solar generation placed in service.
Other Income and Expenses. The variance was due to a $71 million pretax impairment charge related to certain equity method investments in wind projects. See Note 12 to the Consolidated Financial Statements, "Investments in Unconsolidated Affiliates," for additional information.
Income Tax Benefit. The variance was primarily due to a decrease in pretax income and the impact of PTCs for the renewables portfolio.

PART II

Matters Impacting Future Commercial Renewables Results
Changes or variability in assumptions used in calculating the fair value of the Commercial Renewables reporting units for goodwill testing purposes, including but not limited to legislative actions related to tax credit extensions, long-term growth rates and discount rates could significantly impact the estimated fair value of the Commercial Renewables reporting units. In the event of a significant decline in the estimated fair value of the Commercial Renewables reporting units, goodwill or other asset impairment charges could be recorded. The carrying value of goodwill within Commercial Renewables was approximately $93 million at December 31, 2017.
Persistently low market pricing for wind resources, primarily in the Electric Reliability Council of Texas West market and the future expiration of tax incentives including ITCs and PTCs could result in adverse impacts to the future results of Commercial Renewables.
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.
Other

	Years Ended December 31,
			Variance		Variance
			2017 vs.		2016 vs.
(in millions)	2017	2016	2016	2015	2015
Operating Revenues	$138	$117	$21	$135	$(18)
Operating Expenses
Fuel used in electric generation and purchased power	58	51	7	48	3
Operation, maintenance and other	44	371	(327)	188	183
Depreciation and amortization	131	152	(21)	135	17
Property and other taxes	14	28	(14)	35	(7)
Impairment charges	7	2	5	3	(1)
Total operating expenses	254	604	(350)	409	195
Gains on Sales of Other Assets and Other, net	21	23	(2)	18	5
Operating Loss	(95)	(464)	369	(256)	(208)
Other Income and Expenses	127	75	52	98	(23)
Interest Expense	574	693	(119)	393	300
Loss Before Income Taxes	(542)	(1,082)	540	(551)	(531)
Income Tax Expense (Benefit)	353	(446)	799	(262)	(184)
Less: Income attributable to Noncontrolling Interests	10	9	1	10	(1)
Net Expense	$(905)	$(645)	$(260)	$(299)	$(346)
Year Ended December 31, 2017, as Compared to 2016
Other’s higher net expense was driven by the Tax Act, partially offset by prior year losses on forward-starting interest rate swaps and other costs related to the Piedmont acquisition, decreased severance expenses, prior year donations to the Duke Energy Foundation and insurance proceeds resulting from settlement of the shareholder litigation related to the Progress Energy merger. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to higher OVEC (Ohio Valley Electric Corporation) revenues and prior year customer credits related to Piedmont merger commitments. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Operating Expenses. The decrease was primarily due to lower transaction and integration costs associated with the Piedmont acquisition, prior year severance expenses related to cost savings initiatives, donations to the Duke Energy Foundation in 2016 as well as prior year depreciation expense and other integration costs related to the Progress Energy merger. The Duke Energy Foundation is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions.
Other Income and Expenses. The increase was primarily driven by insurance proceeds resulting from settlement of the shareholder litigation related to the Progress Energy merger, higher earnings from the equity method investment in NMC and increased returns on investments that fund certain employee benefit obligations.
Interest Expense. The decrease was primarily due to prior year losses on forward-starting interest rate swaps related to Piedmont pre-acquisition financing, partially offset by higher interest costs on $3.75 billion of debt issued in August 2016 to fund the acquisition. For additional information see Notes 2, 6 and 14 to the Consolidated Financial Statements, "Acquisitions and Dispositions," "Debt and Credit Facilities" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to the impact of the Tax Act and a decrease in pretax loss. See the Tax Cuts and Jobs Act section above for additional information on the Tax Act and the impact on the effective tax rate.

PART II

Year Ended December 31, 2016, as Compared to 2015
Other’s higher net expense was driven by costs related to the Piedmont acquisition, higher charitable donations and higher interest expense related to the Piedmont acquisition financing. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to customer credits recorded related to Piedmont merger commitments. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Operating Expenses. The increase was primarily due to transaction and integration costs associated with the Piedmont acquisition and increased donations to the Duke Energy Foundation, partially offset by a decrease in severance accruals.
Other Income and Expenses. The variance was primarily due to lower earnings from NMC, partially offset by higher returns on investments that support employee benefit obligations.
Interest Expense. The increase was primarily due to Piedmont acquisition financing, including bridge facility costs and losses on forward-starting interest rate swaps. For additional information see Notes 2 and 14 to the Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.
Income Tax Benefit. The variance was primarily due to an increase in pretax losses, partially offset by a decrease in the effective tax rate. The effective tax rates for the years ended December 31, 2016, and 2015 were 41.2 percent and 47.5 percent, respectively. The decrease in the effective tax rate was primarily due to the benefit from legal entity restructuring recorded in 2015.
Matters Impacting Future Other Results
Included in Other is Duke Energy Ohio's 9 percent ownership interest in the Ohio Valley Electric Corporation (OVEC), which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations. For information on Duke Energy's regulatory filings related to OVEC, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
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
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

	Years Ended December 31,
			Variance		Variance
			2017 vs.		2016 vs.
(in millions)	2017	2016	2016	2015	2015
(Loss) Income From Discontinued Operations, net of tax	$(6)	$(408)	$402	$177	$(585)
Year Ended December 31, 2017, as Compared to 2016
The variance was primarily driven by the prior year loss on the disposal of Duke Energy's Latin American generation business and an impairment charge related to certain assets in Central America, partially offset by a tax benefit related to historic unremitted foreign earnings and immaterial out of period tax adjustments unrelated to the Disposal Groups. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Year Ended December 31, 2016, as Compared to 2015
The variance was primarily driven by the 2016 loss on the disposal of Duke Energy's Latin American generation business and an impairment charge related to certain assets in Central America, partially offset by a tax benefit related to historic unremitted foreign earnings and immaterial out of period tax adjustments unrelated to the Disposal Groups. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.

PART II

SUBSIDIARY REGISTRANTS
As a result of the Tax Act, the Subsidiary Registrants revalued their deferred tax assets and deferred tax liabilities, as of December 31, 2017, to account for the future impact of lower corporate tax rates on these deferred tax amounts. For the Subsidiary Registrants regulated operations, where the reduction is expected to be returned to customers in future rates, the remeasurement has been deferred as a regulatory liability. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters" for additional information on the Tax Act's impact to the regulatory asset and liability accounts. The FERC and state utility commissions will determine the regulatory treatment of the impacts of the Tax Act for the Subsidiary Registrants. The Subsidiary Registrants’ future results of operations, financial condition and cash flows could be adversely impacted by the Tax Act, subsequent amendments or corrections, or the actions of the FERC, state utility commissions or credit rating agencies related to the Tax Act. The change in each Subsidiary Registrant's effective tax rate for the year ended December 31, 2017, was primarily due to the impact of the Tax Act, unless noted below. The following table shows the expense (benefit) recorded on the Subsidiary Registrant's Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2017, and the effective tax rate for each Subsidiary Registrant.

			Effective Tax Rate
	Impacts of		Years Ended December 31,
(in millions)	the Tax Act(a)(b)		2017		2016
Duke Energy Carolinas	$15		34.9%		35.2%
Progress Energy	(246)	(c)	17.2%		33.7%
Duke Energy Progress	(40)	(d)	29.0%	(h)	33.4%
Duke Energy Florida	(226)	(c)	6.1%		36.9%
Duke Energy Ohio	(23)	(e)	23.4%		28.9%
Duke Energy Indiana	55	(f)	46.0%		37.1%
Piedmont	(2)	(d)(g)	30.8%		38.3%

(a)	Except where noted below, amounts are included within Income Tax Expense From Continuing Operations or Income Tax Expense on the Consolidated Statement of Operations and Comprehensive Income.

(b)	See Notes 4 and 22 to the Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," for information about the Tax Act's impact on Duke Energy's Consolidated Balance Sheets.

(c)	Amount primarily relates to the remeasurement of deferred tax liabilities that are excluded for ratemaking purposes related to abandoned assets and certain wholesale fixed rate contracts.

(d)	Amount primarily relates to the remeasurement of deferred tax liabilities of certain wholesale fixed rate contracts.

(e)	Amount primarily relates to the remeasurement of deferred tax assets that are excluded for ratemaking purposes related to a prior transfer of certain electric generating assets.

(f)	Amount primarily relates to the remeasurement of deferred tax liabilities that are excluded for ratemaking purposes related to impaired assets.

(g)	Includes a $16 million expense recorded within Equity in earnings (losses) of unconsolidated affiliates on the Consolidated Statement of Operations and Comprehensive Income.

(h)	The decrease in the effective tax rate was primarily due to the impact of the Tax Act and lower North Carolina corporate tax rates.

PART II

DUKE ENERGY CAROLINAS
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2017, 2016 and 2015.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2017	2016	Variance
Operating Revenues	$7,302	$7,322	$(20)
Operating Expenses
Fuel used in electric generation and purchased power	1,822	1,797	25
Operation, maintenance and other	1,961	2,106	(145)
Depreciation and amortization	1,090	1,075	15
Property and other taxes	281	276	5
Impairment charges	—	1	(1)
Total operating expenses	5,154	5,255	(101)
Gain (Loss) on Sales of Other Assets and Other, net	1	(5)	6
Operating Income	2,149	2,062	87
Other Income and Expenses, net	139	162	(23)
Interest Expense	422	424	(2)
Income Before Income Taxes	1,866	1,800	66
Income Tax Expense	652	634	18
Net Income	$1,214	$1,166	$48
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017	2016
Residential sales	(4.8)%	0.1%
General service sales	(1.8)%	0.7%
Industrial sales	(0.8)%	(0.9)%
Wholesale power sales	6.3%	9.8%
Joint dispatch sales	18.2%	(2.3)%
Total sales	(1.4)%	1.8%
Average number of customers	1.5%	1.4%
Year Ended December 31, 2017, as Compared to 2016
Operating Revenues. The variance was driven primarily by:

•	a $179 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year.
Partially offset by:

•	a $74 million increase in rider revenues and retail pricing primarily related to energy efficiency programs;

•	a $41 million increase in weather-normal sales volumes to retail customers, net of fuel revenues;

•	a $30 million increase in fuel revenues primarily due to changes in generation mix partially offset by lower retail sales; and

•	a $7 million increase in wholesale power revenues, net of sharing and fuel, primarily due to additional volumes for customers served under long-term contracts.

PART II

Operating Expenses. The variance was driven primarily by:

•
a $145 million decrease in operations, maintenance and other expense primarily due to lower expenses at generating plants, lower costs associated with merger commitments related to the Piedmont acquisition in 2016, lower severance expenses, and lower employee benefit costs, partially offset by higher energy efficiency program costs.

Partially offset by:

•	a $25 million increase in fuel expense (including purchased power) primarily due to changes in generation mix, partially offset by lower retail sales; and

•	a $15 million increase in depreciation and amortization expense primarily due to additional plant in service, partially offset by lower amortization of certain regulatory assets.
Other Income and Expenses. The variance was primarily due to a decrease in recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Income Tax Expense. The variance was primarily due to an increase in pretax income and the impact of the Tax Act, offset by the impact of research credits and the manufacturing deduction. See the Subsidiary Registrants section above for additional information on the Tax Act and the impact on the effective tax rate.
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
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Duke Energy Carolinas' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Carolinas' financial position. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.
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
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.

PART II

PROGRESS ENERGY
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2017, 2016 and 2015.
Basis of Presentation
The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2017	2016	Variance
Operating Revenues	$9,783	$9,853	$(70)
Operating Expenses
Fuel used in electric generation and purchased power	3,417	3,644	(227)
Operation, maintenance and other	2,220	2,386	(166)
Depreciation and amortization	1,285	1,213	72
Property and other taxes	503	487	16
Impairment charges	156	7	149
Total operating expenses	7,581	7,737	(156)
Gains on Sales of Other Assets and Other, net	26	25	1
Operating Income	2,228	2,141	87
Other Income and Expenses, net	128	114	14
Interest Expense	824	689	135
Income From Continuing Operations Before Income Taxes	1,532	1,566	(34)
Income Tax Expense From Continuing Operations	264	527	(263)
Income from Continuing Operations	1,268	1,039	229
Income from Discontinued Operations, net of tax	—	2	(2)
Net Income	1,268	1,041	227
Less: Net Income Attributable to Noncontrolling Interests	10	10	—
Net Income Attributable to Parent	$1,258	$1,031	$227
Year Ended December 31, 2017, as Compared to 2016
Operating Revenues. The variance was driven primarily by:

•	a $231 million decrease in fuel revenues primarily due to lower retail sales and changes in generation mix at Duke Energy Progress; and

•	an $87 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year.
Partially offset by:

•
a $108 million increase in retail pricing primarily due to Duke Energy Florida’s base rate adjustment for the Osprey Acquisition and the completion of the Hines Energy Complex Chiller Uprate Project, as well as the Duke Energy Progress South Carolina rate case;

•
a $76 million increase in rider revenues related to energy efficiency programs at Duke Energy Progress, as well as nuclear asset securitization beginning in July 2016 and extended uprate project revenues beginning in 2017 at Duke Energy Florida; and

•	a $51 million increase in weather-normal sales volumes to retail customers.
Operating Expenses. The variance was driven primarily by:

•	a $227 million decrease in fuel expense and purchased power primarily due to lower retail sales and changes in generation mix at Duke Energy Progress; and

•	a $166 million decrease in operations, maintenance and other expense primarily due to lower plant outage, storm restoration and labor costs.

PART II

Partially offset by:

•
a $149 million increase in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the current year at Duke Energy Florida and the disallowance from rate base of certain projects at the Mayo and Sutton plants in the current year at Duke Energy Progress related to the partial settlement in the North Carolina rate case; and

•	a $72 million increase in depreciation and amortization expense primarily due to additional plant in service, as well as nuclear regulatory asset amortization at Duke Energy Florida.
Interest Expense. The variance was due to higher debt outstanding, as well as interest charges on North Carolina fuel over collections at Duke Energy Progress and lower debt returns driven by the CR3 regulatory asset debt return ending in June 2016 upon securitization at Duke Energy Florida.
Income Tax Expense. The variance was primarily due to the impact of the Tax Act. See the Subsidiary Registrants section above for additional information on the Tax Act and the impact on the effective tax rate.
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
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Progress Energy's estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Progress Energy's financial position. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.
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
On August 29, 2017, Duke Energy Florida filed the 2017 Settlement with the FPSC. On November 20, 2017, the FPSC issued an order to approve the 2017 Settlement. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information about the 2017 Settlement. In accordance with the 2017 Settlement, Duke Energy Florida will not seek recovery of any costs associated with the ongoing Westinghouse contract litigation, which is currently being appealed. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies” for additional information about the litigation. An unfavorable appeals ruling on that matter could have an adverse impact on Electric Utilities and Infrastructure’s financial position, results of operations and cash flows.
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.

PART II

DUKE ENERGY PROGRESS
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2017, 2016 and 2015.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Progress is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2017	2016	Variance
Operating Revenues	$5,129	$5,277	$(148)
Operating Expenses
Fuel used in electric generation and purchased power	1,609	1,830	(221)
Operation, maintenance and other	1,389	1,504	(115)
Depreciation and amortization	725	703	22
Property and other taxes	156	156	—
Impairment charges	19	1	18
Total operating expenses	3,898	4,194	(296)
Gains on Sales of Other Asset and Other, net	4	3	1
Operating Income	1,235	1,086	149
Other Income and Expenses, net	65	71	(6)
Interest Expense	293	257	36
Income Before Income Taxes	1,007	900	107
Income Tax Expense	292	301	(9)
Net Income	$715	$599	$116
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017	2016
Residential sales	(2.6)%	(1.5)%
General service sales	(1.3)%	0.2%
Industrial sales	1.1%	(0.1)%
Wholesale power sales	(2.9)%	18.4%
Joint dispatch sales	(17.1)%	17.7%
Total sales	(3.2)%	6.4%
Average number of customers	1.4%	1.3%
Year Ended December 31, 2017, as Compared to 2016
Operating Revenues. The variance was driven primarily by:

•	a $238 million decrease in fuel revenues due to lower retail sales and changes in generation mix; and

•	a $37 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year, partially offset by lower lost revenues related to hurricanes in the current year.
Partially offset by:

•	a $40 million increase in rider revenues primarily due to energy efficiency programs;

•	a $38 million increase in retail sales due to the South Carolina rate case; and

•	a $31 million increase in wholesale power revenues, net of fuel, primarily due to higher peak demand.
Operating Expenses. The variance was driven primarily by:

•	a $221 million decrease in fuel used in electric generation and purchased power primarily due to lower retail sales and changes in generation mix; and

PART II

•	a $115 million decrease in operation, maintenance and other expense primarily due to lower nuclear outage costs and lower storm restoration costs.
Partially offset by:

•	a $22 million increase in depreciation and amortization expense primarily due to additional plant in service; and

•
an $18 million increase in impairment charges primarily due to the disallowance from rate base of certain projects at the Mayo and Sutton plants in the current year related to the partial settlement in the North Carolina rate case.

Interest Expense. The variance was due to higher debt outstanding, as well as interest charges on North Carolina fuel overcollections.
Income Tax Expense. The variance was primarily due to the impact of the Tax Act and lower North Carolina corporate tax rates, partially offset by an increase in pretax net income. See the Subsidiary Registrants section above for additional information on the Tax Act and the impact on the effective tax rate.
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
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Duke Energy Progress' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' financial position. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.
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
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.

PART II

DUKE ENERGY FLORIDA
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2017, 2016 and 2015.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Florida is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2017	2016	Variance
Operating Revenues	$4,646	$4,568	$78
Operating Expenses
Fuel used in electric generation and purchased power	1,808	1,814	(6)
Operation, maintenance and other	818	865	(47)
Depreciation and amortization	560	509	51
Property and other taxes	347	333	14
Impairment charges	138	6	132
Total operating expenses	3,671	3,527	144
Gains on Sales of Other Asset and Other, net	1	—	1
Operating Income	976	1,041	(65)
Other Income and Expenses, net	61	44	17
Interest Expense	279	212	67
Income Before Income Taxes	758	873	(115)
Income Tax Expense	46	322	(276)
Net Income	$712	$551	$161
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

Increase (Decrease) over prior year	2017	2016
Residential sales	(2.3)%	1.7%
General service sales	(1.3)%	(0.1)%
Industrial sales	(2.4)%	(2.9)%
Wholesale power sales	20.1%	35.2%
Total sales	0.5%	0.9%
Average number of customers	1.6%	1.5%
Year Ended December 31, 2017, as Compared to 2016
Operating Revenues. The variance was driven primarily by:

•	a $70 million increase in retail pricing primarily due to the base rate adjustment for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project;

•	a $45 million increase in weather-normal sales volumes to retail customers in the current year; and

•	a $36 million increase in rider revenues primarily due to nuclear asset securitization beginning in July 2016 and extended power uprate project revenues beginning in 2017.
Partially offset by:

•	a $50 million decrease in retail sales, net of fuel revenues, due to less favorable weather in the current year, including lost revenues related to Hurricane Irma; and

•	a $34 million decrease in wholesale power revenues primarily due to contracts that expired in the prior year.

PART II

Operating Expenses. The variance was driven primarily by:

•	a $132 million increase in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the current year; and

•	a $51 million increase in depreciation and amortization expense primarily due to nuclear regulatory asset amortization, as well as additional plant in service.
Partially offset by:

•
a $47 million decrease in operations and maintenance expense primarily due to lower planned outage costs, lower severance expenses and lower employee benefit costs, partially offset by higher storm restoration costs in the current year.

Other Income and Expenses. The variance was primarily driven by higher AFUDC equity.
Interest Expense. The variance was primarily due to higher debt outstanding and lower debt returns driven by the Crystal River Unit 3 regulatory asset debt return ending in June 2016 upon securitization.
Income Tax Expense. The variance was primarily due to the impact of the Tax Act and lower pretax earnings. See the Subsidiary Registrants section above for additional information on the Tax Act and the impact on the effective tax rate.
Matters Impacting Future Results
On August 29, 2017, Duke Energy Florida filed the 2017 Settlement with the FPSC. On November 20, 2017, the FPSC issued an order to approve the 2017 Settlement. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information about the 2017 Settlement. In accordance with the 2017 Settlement, Duke Energy Florida will not seek recovery of any costs associated with the ongoing Westinghouse contract litigation, which is currently being appealed. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies” for additional information about the litigation. An unfavorable appeals ruling on that matter could have an adverse impact on Electric Utilities and Infrastructure’s financial position, results of operations and cash flows.
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.

PART II

DUKE ENERGY OHIO
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2017, 2016 and 2015.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2017	2016	Variance
Operating Revenues
Regulated electric	$1,373	$1,410	$(37)
Nonregulated electric and other	42	31	11
Regulated natural gas	508	503	5
Total operating revenues	1,923	1,944	(21)
Operating Expenses
Fuel used in electric generation and purchased power – regulated	369	442	(73)
Fuel used in electric generation and purchased power – nonregulated	58	51	7
Cost of natural gas	107	103	4
Operation, maintenance and other	524	512	12
Depreciation and amortization	261	233	28
Property and other taxes	278	258	20
Impairment charges	1	—	1
Total operating expenses	1,598	1,599	(1)
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	326	347	(21)
Other Income and Expenses, net	17	9	8
Interest Expense	91	86	5
Income from Continuing Operations Before Income Taxes	252	270	(18)
Income Tax Expense from Continuing Operations	59	78	(19)
Income from Continuing Operations	193	192	1
(Loss) Income from Discontinued Operations, net of tax	(1)	36	(37)
Net Income	$192	$228	$(36)
The following table shows the percent changes in GWh sales of electricity, dekatherms of natural gas delivered and average number of electric and natural gas customers for Duke Energy Ohio. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

	Electric		Natural Gas
Increase (Decrease) over prior year	2017	2016	2017	2016
Residential sales	(4.0)%	0.7%	(2.6)%	(7.8)%
General service sales	(3.1)%	1.3%	0.7%	(3.6)%
Industrial sales	(2.7)%	(0.7)%	(2.8)%	(5.1)%
Wholesale electric power sales	65.7%	(53.9)%	n/a	n/a
Other natural gas sales	n/a	n/a	(0.3)%	6.2%
Total sales	(2.1)%	(1.1)%	(1.1)%	(3.1)%
Average number of customers	0.8%	0.8%	0.7%	0.5%
Year Ended December 31, 2017, as Compared to 2016
Operating Revenues. The variance was driven primarily by:

•	a $69 million decrease in fuel revenues primarily due to lower electric fuel costs and a decrease in electric and natural gas sales volumes; and

•	a $16 million decrease in electric retail sales, net of fuel revenues, due to less favorable weather in the current year.

PART II

Partially offset by:

•
a $38 million increase in rider revenues primarily due to growth in energy efficiency programs and a rate increase for the distribution capital investment rider, partially offset by a decrease in the percentage of income payment plan rider due to a rate decrease;

•	a $10 million increase in PJM Interconnection, LLC (PJM) transmission revenues;

•	a $9 million increase in other revenues related to OVEC; and

•	a $6 million increase in non-native sales for resale.
Operating Expenses. The variance was driven by:

•	a $66 million decrease in fuel expense, primarily due to lower sales volumes and lower electric fuel costs.
Partially offset by:

•	a $28 million increase in depreciation and amortization expense due to additional plant in service and a true-up related to SmartGrid assets in the prior year;

•	a $20 million increase in property and other taxes due to higher property taxes; and

•
a $12 million increase in operations, maintenance and other expense primarily due to higher energy efficiency program costs and higher transmission and distribution operations costs; partially offset by lower fossil/hydro operations costs due to timing of outage schedules.

Income Tax Expense. The variance was primarily due to the impact of the Tax Act. See the Subsidiary Registrants section above for additional information on the Tax Act and the impact on the effective tax rate.
Income from Discontinued Operations, Net of Tax. The variance was primarily driven by a prior year income tax benefit resulting from immaterial out of period deferred tax liability adjustments related to the Midwest Generation Disposal Group. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
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
On September 1, 2017, Duke Energy Kentucky filed a base rate case with the KPSC to recover costs of capital investments in generation, transmission and distribution systems and to recover other incremental expenses since its last rate case filed in 2006. The application also includes request to establish new riders. Duke Energy Kentucky’s earnings could be adversely impacted if the rate increase is delayed or denied by the KPSC.
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.

PART II

DUKE ENERGY INDIANA
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2017, 2016 and 2015.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2017	2016	Variance
Operating Revenues	$3,047	$2,958	$89
Operating Expenses
Fuel used in electric generation and purchased power	966	909	57
Operation, maintenance and other	733	723	10
Depreciation and amortization	458	496	(38)
Property and other taxes	76	58	18
Impairment charges	18	8	10
Total operating expenses	2,251	2,194	57
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	796	765	31
Other Income and Expenses, net	37	22	15
Interest Expense	178	181	(3)
Income Before Income Taxes	655	606	49
Income Tax Expense	301	225	76
Net Income	$354	$381	$(27)
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017	2016
Residential sales	(3.8)%	(0.4)%
General service sales	(2.4)%	0.7%
Industrial sales	0.3%	0.4%
Wholesale power sales	(10.5)%	10.8%
Total sales	(3.6)%	2.5%
Average number of customers	0.8%	1.1%
Year Ended December 31, 2017, as Compared to 2016
Operating Revenues. The variance was driven primarily by:

•
a $67 million increase in rate rider revenues primarily related to the Edwardsport IGCC plant, the Transmission, Distribution and Storage System Improvement Charge (TDSIC) and energy efficiency programs; and

•	a $48 million increase in fuel revenues primarily due to higher purchased power costs passed through to customers and higher financial transmission rights (FTR) revenues.
Partially offset by:

•	a $13 million decrease in retail sales due to less favorable weather in the current year; and

•	a $13 million decrease in wholesale power revenues, net of fuel, primarily due to a decrease in demand rates and contracts that expired in the current year.
Operating Expenses. The variance was driven primarily by:

•	a $57 million increase in fuel used in electric generation and purchased power expenses, primarily due to higher purchased power volumes, partially offset by favorable fuel prices;

•	an $18 million increase in property and other taxes primarily due to higher franchise taxes;

PART II

•	a $10 million increase in operations, maintenance and other expense primarily due to growth in energy efficiency programs and higher transmission costs; and

•	a $10 million increase in impairments and other charges primarily due to the impairment of certain metering equipment not recoverable in customer rates.
Partially offset by:

•
a $38 million decrease in depreciation and amortization primarily due to the recognition of certain asset retirement obligations in 2016 that were subsequently deferred in 2017, partially offset by new IGCC rates that result in a lower deferral amount and higher depreciation due to additional plant in service.

Other Income and Expense. The variance was driven primarily by higher AFUDC equity.
Income Tax Expense. The variance was primarily due to the impact of the Tax Act and an increase in pretax income. See the Subsidiary Registrants section above for additional information on the Tax Act and the impact on the effective tax rate.
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
In August 2016, the Indiana Utility Regulatory Commission (IURC) approved a settlement agreement between Duke Energy Indiana and multiple parties that resolves all disputes, claims and issues from the IURC proceedings related to post-commercial operating performance and recovery of ongoing operating and capital costs at the Edwardsport IGCC generating facility. The settlement agreement imposed a cost cap for retail recoverable operations and maintenance costs through 2017. An inability to manage future operating costs may result in unfavorable orders that could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows.
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.

PART II

PIEDMONT
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the year ended December 31, 2017, Piedmont's Annual Report on Form 10-K for the year ended October 31, 2016, and the Form 10-QT as of December 31, 2016, for the transition period from November 1, 2016 to December 31, 2016. The unaudited results of operations for the year ended December 31, 2016, was derived from data previously reported in the reports noted above.
Basis of Presentation
The results of operations and variance discussion for Piedmont is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2017	2016	Variance
Operating Revenues
Regulated natural gas	$1,319	$1,201	$118
Nonregulated natural gas and other	9	10	(1)
Total operating revenues	1,328	1,211	117
Operating Expenses
Cost of natural gas	524	451	73
Operation, maintenance and other	315	353	(38)
Depreciation and amortization	148	138	10
Property and other taxes	48	43	5
Impairment charges	7	—	7
Total operating expenses	1,042	985	57
Operating Income	286	226	60
Equity in (losses) earnings of unconsolidated affiliates	(6)	26	(32)
Gain on sale of unconsolidated affiliates	—	132	(132)
Other income and expenses, net	—	1	(1)
Total other income and expenses	(6)	159	(165)
Interest Expense	79	69	10
Income Before Income Taxes	201	316	(115)
Income Tax Expense	62	121	(59)
Net Income	$139	$195	$(56)
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2017	2016
Residential deliveries	(8.1)%	(0.8)%
Commercial deliveries	(4.3)%	1.6%
Industrial deliveries	(2.2)%	0.5%
Power generation deliveries	(5.8)%	10.7%
For resale	(20.9)%	1.3%
Total throughput deliveries	(5.4)%	6.3%
Secondary market volumes	(4.2)%	120.6%
Average number of customers	1.7%	1.6%
Piedmont's throughput was 468,259,777 dekatherms and 495,122,794 dekatherms for the years ended December 31, 2017, and 2016, respectively. Due to the margin decoupling mechanism in North Carolina and weather normalization adjustment (WNA) mechanisms in South Carolina and Tennessee, changes in throughput deliveries do not have a material impact on Piedmont's revenues or earnings. The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The WNA mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.

PART II

Year Ended December 31, 2017, as Compared to 2016
Operating Revenues. The variance was driven primarily by:

•	a $74 million increase due to higher natural gas costs passed through to customers primarily due to higher natural gas prices;

•
a $34 million increase in revenues to residential and commercial customers, net of natural gas costs passed through to customers, primarily due to Integrity Management Rider (IMR) rate adjustments and customer growth. Increase is also due to new power generation customers, and is partially offset by wholesale marketing revenue; and

•	a $10 million increase in revenues due to merger-related bill credits applied to customer bills in 2016.
Operating Expenses. The variance was driven by:

•	a $73 million increase in costs of natural gas primarily due to higher natural gas costs passed through to customers due to the higher price per dekatherm of natural gas;

•	a $15 million increase in depreciation expense and property and franchise taxes due to additional plant in service; and

•	a $7 million increase due to an impairment of software resulting from planned accounting system and process integration in 2018.
Partially offset by:

•
a $38 million decrease in operations, maintenance and other related to acquisition and integration expenses recorded in the prior year from costs paid to outside parties, primarily financial and legal advisory, severance expenses, retention costs and acceleration of incentive plans, and an accrual for our commitment of charitable contributions and community support.

Other Income and Expense. The variance was driven by:

•
a $132 million decrease in gain on sale of unconsolidated affiliates recorded in the prior year due to Piedmont’s sale of its 15 percent ownership interest in SouthStar Energy Services, LLC (SouthStar) on October 3, 2016; and

•
a $32 million decrease in equity in (losses) earnings of unconsolidated affiliates primarily due to equity earnings from the investment in SouthStar in the prior year and the impacts of the Tax Act in the current year.

Income Tax Expense. The variance was primarily due to a decrease in pretax income and the impact of the Tax Act. See the Subsidiary Registrants section above for additional information on the Tax Act and the impact on the effective tax rate.
Matters Impacting Future Results
Within this Item 7, see the Tax Cuts and Jobs Act above as well as Liquidity and Capital Resources below for risks associated with the Tax Act.
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
For further information, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
Regulated Operations Accounting
Substantially all of Duke Energy’s regulated operations meet the criteria for application of regulated operations accounting treatment. As a result, Duke Energy is required to record assets and liabilities that would not be recorded for nonregulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities are recorded when it is probable that a regulator will require Duke Energy to make refunds to customers or reduce rates to customers for previous collections or deferred revenue for costs that have yet to be incurred.
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

PART II

As required by regulated operations accounting rules, significant judgment can be required to determine if an otherwise recognizable incurred cost, such as closure costs for ash impoundments, qualifies to be deferred for future recovery as a regulatory asset. Significant judgment can also be required to determine if revenues previously recognized are for entity specific costs that are no longer expected to be incurred or have not yet been incurred and are therefore a regulatory liability. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for a more in-depth discussion of Regulatory Assets and Liabilities.
Regulated operations accounting rules also require recognition of a disallowance (also called "impairment") loss if it becomes probable that part of the cost of a plant under construction (or a recently completed or an abandoned plant) will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made. For example, if a cost cap is set for a plant still under construction, the amount of the disallowance is a result of a judgment as to the ultimate cost of the plant. Other disallowances can require judgments on allowed future rate recovery. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for a discussion of disallowances recorded.
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
Application of the goodwill impairment test requires management's judgment, including determining the fair value of the reporting unit, which management estimates using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value analyses include discount and growth rates, future rates of return expected to result from ongoing rate regulation, utility sector market performance and transactions, forecasted earnings base, projected operating and capital cash flows for Duke Energy’s business and the fair value of debt.
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
One of the most significant assumptions that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the discount rate applied to the estimated future cash flows. Management determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (WACC) for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2017 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2017, for each of Duke Energy’s reporting units ranged from 5.3 percent to 6.7 percent. The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.
One of the most significant assumptions utilized in determining the fair value of reporting units under the market approach is implied market multiples for certain peer companies. Management selects comparable peers based on each peer’s primary business mix, operations, and market capitalization compared to the applicable reporting unit and calculates implied market multiples based on available projected earnings guidance and peer company market values as of August 31.
In December 2016, Duke Energy disposed of its International operations and no longer has goodwill associated with the International operations. For further information, see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions.”
Duke Energy primarily operates in environments that are rate-regulated. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, Duke Energy’s regulated utilities operate to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions. However, significant changes in discount rates over a prolonged period may have a material impact on the fair value of equity.
As of August 31, 2017, all of the reporting units’ estimated fair value of equity substantially exceeded the carrying value of equity, except for the Commercial Renewables reporting units. The goodwill at the Energy Management Solutions reporting unit of Commercial Renewables was evaluated for recoverability in 2017, and Duke Energy recorded impairment charges of $29 million.

PART II

The Commercial Renewables reporting units are impacted by a multitude of factors including, legislative actions related to tax credit extensions, long-term growth rate assumptions and discount rates. As of August 31, 2017, the Renewables reporting unit’s estimated fair value of equity exceeded the carrying value of equity by less than 10 percent. Management continues to monitor these assumptions for any indicators that the fair value of the reporting unit could be below the carrying value and will assess goodwill for impairment as appropriate.
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
The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding timing of future cash flows, selection of discount rates and cost escalation rates, among other factors. These estimates are subject to change. Depreciation expense is adjusted prospectively for any changes to the carrying amount of the associated asset. The Duke Energy Registrants receive amounts to fund the cost of the ARO for regulated operations through a combination of regulated revenues and earnings on the nuclear decommissioning trust fund (NDTF). As a result, accretion expense and depreciation of the associated ARO asset are netted and deferred as a regulatory asset or liability.
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
For further information, see Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations."
Long-Lived Asset Impairment Assessments, Excluding Regulated Operations, and Equity Method Investments
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
Investments in affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method.  Equity method investments are assessed for impairment when conditions exist that indicate that the fair value of the investment is less than book value.  It the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment.
For further information, see Notes 10 and 12 to the Consolidated Financial Statements, "Property, Plant and Equipment" and “Investments in Unconsolidated Affiliates,” respectively.
Revenue Recognition
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

PART II

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
Duke Energy elects to amortize net actuarial gain or loss amounts that are in excess of 10 percent of the greater of the market-related value of plan assets or the plan's projected benefit obligation, into net pension or other post-retirement benefit expense over the average remaining service period of active participants expected to benefit under the plan. If all or almost all of a plan's participants are inactive, the average remaining life expectancy of the inactive participants is used instead of average remaining service period. Prior service cost or credit, which represents an increase or decrease in a plan's pension benefit obligation resulting from plan amendment, is amortized on a straight-line basis over the average expected remaining service period of active participants expected to benefit under the plan. If all or almost all of a plan's participants are inactive, the average remaining life expectancy of the inactive participants is used instead of average remaining service period.
Duke Energy maintains and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. Most participants in the qualified plans earn benefits calculated using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage, which varies with age and years of service, of current eligible earnings and current interest credits. Certain plan participants earn benefits that use a final average earnings formula. Certain executives are participants in non-qualified, non-contributory defined benefit retirement plans. These qualified and non-qualified, non-contributory defined benefit plans are closed to new participants.
Duke Energy provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Certain employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
Assets for Duke Energy’s qualified pension and other post-retirement benefits (401(h) accounts) are maintained in the Duke Energy Master Retirement Trust (Master Trust). Duke Energy also invests other post-retirement assets in Voluntary Employees' Beneficiary Association trusts. The investment objective is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants.
As of December 31, 2017, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.50 percent. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension liability. Hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers on investments.
In 2013, Duke Energy adopted a de-risking investment strategy for the Master Trust. As the funded status of the pension plans increase, the targeted allocation to fixed-income assets may be increased to better manage Duke Energy's pension liability and reduce funded status volatility. The asset allocation for the Master Trust is 63 percent fixed-income assets and 37 percent return-seeking assets. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocations when considered appropriate.
Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 3.6 percent as of December 31, 2017. Discount rates used to measure benefit plan obligations for financial reporting purposes reflect rates at which pension benefits could be effectively settled. As of December 31, 2017, Duke Energy determined its discount rate for U.S. pension and other post-retirement obligations using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact future pension expense and liabilities. Duke Energy cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2017 pretax pension expense, pretax other post-retirement expense, pension obligation and other post-retirement benefit obligation if a 0.25 percent change in rates were to occur.

	Qualified and Non-		Other Post-Retirement
	Qualified Pension Plans		Plans
(in millions)	0.25%	(0.25)%	0.25%	(0.25)%
Effect on 2017 pretax pension and other post-retirement expense
Expected long-term rate of return	$(21)	$21	$(1)	$1
Discount rate	(17)	19	(1)	1
Effect on pension and other post-retirement benefit obligation at December 31, 2017
Discount rate	(223)	229	(17)	17

PART II

Duke Energy’s other post-retirement plan uses a health care trend rate covering both pre- and post-age 65 retired plan participants, which is comprised of a medical care trend rate, which reflects the near- and long-term expectation of increases in medical costs, and a prescription drug trend rate, which reflects the near- and long-term expectation of increases in prescription drug costs. As of December 31, 2017, the health care trend rate was 7 percent, trending down to 4.75 percent by 2024. The following table presents the approximate effect on Duke Energy’s 2017 pretax other post-retirement expense and other post-retirement benefit obligation if a 1 percentage point change in the health care trend rate were to occur. These plans are closed to new hires.

	Other Post-Retirement
	Plans
(in millions)	1%	(1)%
Effect on 2017 other post-retirement expense	$5	$(4)
Effect on other post-retirement benefit obligation at December 31, 2017	27	(24)
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
Accumulated deferred income taxes are valued using the enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. In the event of a change in tax rates, deferred tax assets and liabilities are remeasured as of the enactment date of the new rate. To the extent that the change in the value of the deferred tax represents an obligation to customers, the impact of the remeasurement is deferred to a regulatory liability. Remaining impacts are recorded in income from continuing operations. Other impacts of the Tax Act have been recorded on a provisional basis, see Note 22, “Income Taxes,” for additional information. If Duke Energy's estimate of the tax effect of reversing temporary differences is not reflective of actual outcomes, is modified to reflect new developments or interpretations of the tax law, revised to incorporate new accounting principles, or changes in the expected timing or manner of the reversal then Duke Energy's results of operations could be impacted.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Duke Energy’s projected primary sources and uses for the next three fiscal years are included in the table below.

(in millions)	2018	2019	2020
Uses:
Capital expenditures	$10,950	$10,975	$9,050
Debt maturities and reduction in short-term debt(a)	3,135	3,500	2,850
Dividend payments(b)	2,575	2,750	2,875
Sources:
Net cash flows from operations	$7,945	$9,150	$9,390
Debt issuances and increase in short-term debt(c)	6,000	7,100	3,050
Equity issuances(d)	2,000	350	350

(a)	Excludes capital leases. Duke Energy projects a reduction in short-term debt in 2020.

(b)	Subject to approval by the Board of Directors.

(c)	Duke Energy projects an increase in short-term debt in 2018 and 2019.

(d)
2018 equity issuances to be achieved through a public offering and through issuances under the Equity Distribution Agreement and the Dividend Reinvestment Program (DRIP). See Note 18 to the Consolidated Financial Statements, "Common Stock" for additional information.

PART II

Among other provisions, the Tax Act lowers the corporate federal income tax rate from 35 percent to 21 percent and eliminates bonus depreciation for regulated utilities. For Duke Energy’s regulated operations, the reduction in federal income taxes is expected to result in lower regulated customer rates. However, due to its existing NOL (Net operating loss) position and other tax credits, Duke Energy does not expect to be a significant federal cash tax payer through at least 2022. As a result, any reduction in customer rates could cause a material reduction in consolidated cash flows from operations in the short-term. Over time, the reduction in deferred tax liabilities resulting from the Tax Act will increase Duke Energy’s regulated rate base investments and customer rates. See the Credit Ratings section below for additional information on the impact of the Tax Act on the Duke Energy Registrants' credit ratings. Impacts of Tax Act to Duke Energy’s cash flows and credit metrics are subject to the regulatory actions of its state commissions and the FERC, which are currently pending. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
In order to strengthen its balance sheet and credit metrics and bolster cash flows, Duke Energy plans to issue $2 billion of common stock equity during 2018, including its previous plan to issue $350 million annually through its DRIP beginning in 2018, as well as reduce its capital expenditures during 2018-2022 by approximately $1 billion.
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
Credit Facilities and Registration Statements
See Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding credit facilities and shelf registration statements available to Duke Energy and the Duke Energy Registrants.
CAPITAL EXPENDITURES
Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Duke Energy’s projected capital and investment expenditures for the next three fiscal years are included in the table below.

(in millions)	2018	2019	2020
New generation	$780	$260	$135
Regulated renewables	155	415	365
Environmental	610	35	30
Nuclear fuel	500	410	455
Major nuclear	390	335	230
Customer additions	490	485	515
Grid modernization and other transmission and distribution projects	2,585	3,515	3,415
Maintenance and other	2,665	2,445	2,230
Total Electric Utilities and Infrastructure	8,175	7,900	7,375
Gas Utilities and Infrastructure	2,350	2,275	950
Commercial Renewables and Other	425	800	725
Total projected capital and investment expenditures	$10,950	$10,975	$9,050
DEBT MATURITIES
See Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant components of Current Maturities of Long-Term Debt on the Consolidated Balance Sheets.
DIVIDEND PAYMENTS
In 2017, Duke Energy paid quarterly cash dividends for the 91st consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
Duke Energy targets a dividend payout ratio of between 70 percent and 75 percent, based upon adjusted diluted EPS. In 2016 and 2017, Duke Energy increased the dividend by approximately 4 percent annually. Through 2022, the annual dividend growth rate is expected to be between approximately 4 to 6 percent.

PART II

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” Duke Energy’s wholly owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy through dividends, advances or loans as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation, which, in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2017, the amount of restricted net assets of wholly owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is less than 25 percent of Duke Energy’s net assets. Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.
CASH FLOWS FROM OPERATING ACTIVITIES
Cash flows from operations of Electric Utilities and Infrastructure and Gas Utilities and Infrastructure are primarily driven by sales of electricity and natural gas, respectively, and costs of operations. These cash flows from operations are relatively stable and comprise a substantial portion of Duke Energy’s operating cash flows. Weather conditions, working capital and commodity price fluctuations and unanticipated expenses including unplanned plant outages, storms, legal costs and related settlements can affect the timing and level of cash flows from operations.
Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately, the Master Credit Facility, to support these operations. Cash flows from operations are subject to a number of other factors, including, but not limited to, regulatory constraints, economic trends and market volatility (see Item 1A, “Risk Factors,” for additional information).
At December 31, 2017, Duke Energy had cash and cash equivalents and short-term investments of $358 million.
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
See to Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances.
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2018	Actual 2017	Actual 2016
Equity	44%	43%	45%
Debt	56%	57%	55%
Duke Energy’s fixed charges coverage ratio, calculated using Securities and Exchange Commission (SEC) guidelines, was 2.9 times for 2017, 2.7 times for 2016 and 3.1 times for 2015.
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower, excluding Piedmont, and 70 percent for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of December 31, 2017, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Credit Ratings
Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P) and Fitch Ratings, Inc. provide credit ratings for various

PART II

Duke Energy Registrants. The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2018.

	Moody's		S&P	Fitch
Duke Energy Corporation	Negative	(a)	Stable	Negative
Issuer Credit Rating	Baa1		A-	BBB+
Senior Unsecured Debt	Baa1		BBB+	BBB+
Commercial Paper	P-2		A-2	F-2
Duke Energy Carolinas	Stable		Stable	N/A
Senior Secured Debt	Aa2		A	N/A
Senior Unsecured Debt	A1		A-	N/A
Progress Energy	Stable		Stable	N/A
Senior Unsecured Debt	Baa2		BBB+	N/A
Duke Energy Progress	Stable		Stable	N/A
Senior Secured Debt	Aa3		A	N/A
Duke Energy Florida	Stable		Stable	N/A
Senior Secured Debt	A1		A	N/A
Senior Unsecured Debt	A3		A-	N/A
Duke Energy Ohio	Positive		Stable	N/A
Senior Secured Debt	A2		A	N/A
Senior Unsecured Debt	Baa1		A-	N/A
Duke Energy Indiana	Stable		Stable	N/A
Senior Secured Debt	Aa3		A	N/A
Senior Unsecured Debt	A2		A-	N/A
Duke Energy Kentucky	Stable		Stable	N/A
Senior Unsecured Debt	Baa1		A-	N/A
Piedmont Natural Gas	Negative	(a)	Stable	N/A
Senior Unsecured	A2		A-	N/A

(a)
In January 2018, Moody's revised the ratings outlook for Duke Energy Corporation and Piedmont from stable to negative, principally due to risk of deterioration in credit metrics resulting from the Tax Act. See the Tax Cuts and Jobs Act section above for additional information on the Tax Act.

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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2017	2016	2015
Cash flows provided by (used in):
Operating activities	$6,634	$6,817	$6,700
Investing activities	(8,450)	(11,533)	(5,277)
Financing activities	1,782	4,251	(2,602)
Changes in cash and cash equivalents included in assets held for sale	—	474	1,099
Net (decrease) increase in cash and cash equivalents	(34)	9	(80)
Cash and cash equivalents at beginning of period	392	383	463
Cash and cash equivalents at end of period	$358	$392	$383

PART II

OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2017	2016	2015
Net income	$3,064	$2,170	$2,831
Non-cash adjustments to net income	5,380	5,305	4,800
Contributions to qualified pension plans	(19)	(155)	(302)
Payments for AROs	(571)	(608)	(346)
Working capital	(1,220)	105	(283)
Net cash provided by operating activities	$6,634	$6,817	$6,700
For the year ended December 31, 2017, compared to 2016, the variance was driven primarily by:

•	a $1,325 million decrease in working capital due to weather, payment of merger transaction and integration related costs and increased property tax payments in 2017.
Offset by:

•
a $969 million increase in net income after non-cash adjustments primarily due to the inclusion of Piedmont's earnings for a full year, favorable pricing and weather-normal retail volumes driven by the residential class in the Electric Utilities and Infrastructure Segment combined with continued strong cost control;

•	a $136 million decrease in contributions to qualified pension plans; and

•	a $37 million decrease in payments to AROs.
For the year ended December 31, 2016, compared to 2015, the variance was driven primarily by:

•	a $388 million increase in cash flows from working capital primarily due to the sale of the International business; and

•	a $147 million decrease in contributions to qualified pension plans.
Offset by:

•	a $262 million increase in payments for AROs; and

•	a $156 million decrease in net income after non-cash adjustments due to higher storm costs offset by favorable weather, increased rider revenues, higher wholesale margins and strong cost control.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2017	2016	2015
Capital, investment and acquisition expenditures	$(8,198)	$(13,215)	$(8,363)
Available for sale securities, net	27	83	3
Net proceeds from the sales of discontinued operations and other assets, net of cash divested	—	1,418	2,968
Other investing items	(279)	181	115
Net cash used in investing activities	$(8,450)	$(11,533)	$(5,277)
The primary use of cash related to investing activities is capital, investment and acquisition expenditures, detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2017	2016	2015
Electric Utilities and Infrastructure	$7,024	$6,649	$6,852
Gas Utilities and Infrastructure	907	5,519	234
Commercial Renewables	92	857	1,019
Other	175	190	258
Total capital, investment and acquisition expenditures	$8,198	$13,215	$8,363

PART II

For the year ended December 31, 2017, compared to 2016, the variance was driven primarily by:

•	a $5,017 million decrease in capital, investment and acquisition expenditures mainly due to the Piedmont acquisition in the prior year.
Partially offset by:

•	a $1,418 million decrease in net proceeds from sales of discontinued operations due to the prior year sale of the International business.
For the year ended December 31, 2016, compared to 2015, the variance was driven primarily by:

•	a $4,852 million increase in capital, investment and acquisition expenditures mainly due to the Piedmont acquisition; and

•
a $1,550 million decrease in net proceeds from sales of discontinued operations mainly due to the variance in proceeds between the 2015 sale of the Midwest generation business and the 2016 sale of the International business.

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2017	2016	2015
Issuance of common stock	$—	$731	$17
Issuances (Repayments) of long-term debt, net	4,593	7,315	(74)
Notes payable and commercial paper	(362)	(1,447)	1,245
Dividends paid	(2,450)	(2,332)	(2,254)
Repurchase of common shares	—	—	(1,500)
Other financing items	1	(16)	(36)
Net cash provided by (used in) financing activities	$1,782	$4,251	$(2,602)
For the year ended December 31, 2017, compared to 2016, the variance was driven primarily by:

•
a $2,722 million net decrease in proceeds from issuances of long-term debt driven principally by the prior year $3,750 million of senior unsecured notes used to fund a portion of the Piedmont acquisition, offset primarily by $900 million of first mortgage bonds issued by Duke Energy Florida in the current year to fund capital expenditures for ongoing construction and capital maintenance and for general corporate purposes;

•	a $731 million decrease in proceeds from stock issuances used to fund a portion of the Piedmont acquisition in 2016; and

•	a $118 million current year increase in dividends paid.
Partially offset by:

•
a $1,085 million decrease in net borrowings from notes payable and commercial paper primarily due to the use of proceeds from $1,294 million nuclear asset-recovery bonds issued at Duke Energy Florida in 2016 to pay down outstanding commercial paper.

For the year ended December 31, 2016, compared to 2015, the variance was driven primarily by:

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
Partially offset by:

•
a $2,692 million increase in cash outflows for the net payments of notes payable and commercial paper primarily through the use of proceeds from $1,294 million nuclear asset-recovery bonds issued at Duke Energy Florida, further increased by the use of short-term debt in 2015 to repay long-term debt maturities at Duke Energy Florida in advance of the 2016 proceeds from the nuclear asset-recovery bonds.

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
Duke Energy performs ongoing assessments of its respective guarantee obligations to determine whether any liabilities have been incurred as a result of potential increased non-performance risk by third parties for which Duke Energy has issued guarantees.
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
Other than the guarantee arrangements discussed above, normal operating lease arrangements and off-balance sheet debt related to non-consolidated VIEs, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information, see Notes 5, 7 and 17 to the Consolidated Financial Statements, “Commitments and Contingencies,” "Guarantees and Indemnifications" and "Variable Interest Entities," respectively.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations as of December 31, 2017.

	Payments Due By Period
					More than
		Less than	2-3 years	4-5 years	5 years
		1 year	(2019 &	(2021 &	(2023 &
(in millions)	Total	(2018)	2020)	2022)	beyond)
Long-term debt(a)	$49,962	$3,127	$7,062	$6,541	$33,232
Interest payments on long-term debt(b)	30,943	2,014	3,590	3,144	22,195
Capital leases(c)	1,601	168	343	345	745
Operating leases(c)	1,786	233	386	285	882
Purchase obligations:(d)
Fuel and purchased power(e)(f)	30,956	4,506	6,085	4,474	15,891
Other purchase obligations(g)	8,726	6,642	1,406	121	557
Nuclear decommissioning trust annual funding(h)	285	14	28	28	215
Total contractual cash obligations(i)(j)	$124,259	$16,704	$18,900	$14,938	$73,717

(a)	See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities.”

(b)	Interest payments on variable rate debt instruments were calculated using December 31, 2017, interest rates and holding them constant for the life of the instruments.

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

(e)
Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as normal purchase/normal sale (NPNS). For contracts where the price paid is based on an index, the amount is based on market prices at December 31, 2017, or the best projections of the index. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting arrangements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.

(f)	Amounts exclude obligations under the OVEC purchase power agreement. See Note 17 to the Consolidated Financial Statements, "Variable Interest Entities," for additional information.

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

(i)
Unrecognized tax benefits of $25 million are not reflected in this table as Duke Energy cannot predict when open income tax years will close with completed examinations. See Note 22 to the Consolidated Financial Statements, "Income Taxes."

PART II

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
Duke Energy is exposed to market risks associated with commodity prices, interest rates and equity prices. Duke Energy has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Finance and Risk Management Committee of the Board of Directors receives periodic updates from the Chief Risk Officer and other members of management on market risk positions, corporate exposures and overall risk management activities. The Chief Risk Officer is responsible for the overall governance of managing commodity price risk, including monitoring exposure limits.
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
Commodity Price Risk
Duke Energy is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy-related assets. Duke Energy’s exposure to these fluctuations is limited by the cost-based regulation of its regulated operations as these operations are typically allowed to recover substantially all of these costs through various cost-recovery clauses, including fuel clauses, formula based contracts, or other cost-sharing mechanisms. While there may be a delay in timing between when these costs are incurred and when they are recovered through rates, changes from year to year generally do not have a material impact on operating results of these regulated operations.
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
Hedging Strategies
Duke Energy closely monitors risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts and options to mitigate the effect of such fluctuations on operations. Duke Energy’s primary use of energy commodity derivatives is to hedge against exposure to the prices of power, fuel for generation and natural gas for customers.
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
Generation Portfolio Risks
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

PART II

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
At December 31, 2017, Duke Energy had $687 million notional amount of floating-to-fixed swaps outstanding, $500 million notional amount of fixed-to-floating swaps outstanding and $400 million forward-starting swaps outstanding. Duke Energy had $6.1 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2017. The impact of a 100 basis point change in interest rates on pretax income is approximately $61 million at December 31, 2017. This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2017.
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
To reduce credit exposure, the Duke Energy Registrants seek to include netting provisions with counterparties, which permit the offset of receivables and payables with such counterparties. The Duke Energy Registrants also frequently use master agreements with credit support annexes to further mitigate certain credit exposures. The master agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents a negotiated unsecured credit limit for each party to the agreement, determined in accordance with the Duke Energy Registrants’ internal corporate credit practices and standards. Collateral agreements generally also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.
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
The Duke Energy Registrants’ principal counterparties for its electric and natural gas businesses are regional transmission organizations, distribution companies, municipalities, electric cooperatives and utilities located throughout the U.S. The Duke Energy Registrants have concentrations of receivables from such entities throughout these regions. These concentrations of receivables may affect the Duke Energy Registrants’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector.
The Duke Energy Registrants are also subject to credit risk from transactions with their suppliers that involve prepayments in conjunction with outsourcing arrangements, major construction projects and certain commodity purchases. The Duke Energy Registrants’ credit exposure to such suppliers may take the form of increased costs or project delays in the event of non-performance. The Duke Energy Registrants' frequently require guarantees or letters of credit from suppliers to mitigate this credit risk.
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
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $797 million in excess of the self-insured retention. Receivables for insurance recoveries were $489 million and $587 million at December 31, 2017, and 2016, respectively. These amounts are classified in Other within Other Noncurrent Assets on the Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

PART II

The Duke Energy Registrants also have credit risk exposure through issuance of performance and financial guarantees, letters of credit and surety bonds on behalf of less than wholly owned entities and third parties. Where the Duke Energy Registrants have issued these guarantees, it is possible that they could be required to perform under these guarantee obligations in the event the obligor under the guarantee fails to perform. Where the Duke Energy Registrants have issued guarantees related to assets or operations that have been disposed of via sale, they attempt to secure indemnification from the buyer against all future performance obligations under the guarantees. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further information on guarantees issued by the Duke Energy Registrants.
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
Pension Plan Assets
Duke Energy maintains investments to facilitate funding the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. These investments are exposed to price fluctuations in equity markets and changes in interest rates. The equity securities held in these pension plans are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. Duke Energy has established asset allocation targets for its pension plan holdings, which take into consideration the investment objectives and the risk profile with respect to the trust in which the assets are held. See Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information regarding investment strategy of pension plan assets.
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
Nuclear Decommissioning Trust Funds
As required by the NRC, NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2017, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes.
Accounting for nuclear decommissioning recognizes that costs are recovered through retail and wholesale rates; therefore, fluctuations in investment prices do not materially affect the Consolidated Statements of Operations, as changes in the fair value of these investments are primarily deferred as regulatory assets or regulatory liabilities pursuant to Orders by the NCUC, PSCSC, FPSC and FERC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through retail and wholesale rates. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information regarding nuclear decommissioning costs. See Note 15 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities,” for additional information regarding NDTF assets.
OTHER MATTERS
Ratios of Earnings to Fixed Charges
The Duke Energy Registrants’ ratios of earnings to fixed charges, as calculated using SEC guidelines, are included in the tables below.

	Years Ended December 31,
	2017	2016	2015
Duke Energy	2.9	2.7	3.1
Duke Energy Carolinas	4.8	4.7	4.7
Progress Energy	2.7	3.0	2.9
Duke Energy Progress	4.1	4.0	3.7
Duke Energy Florida	3.3	4.3	4.3
Duke Energy Ohio	3.4	3.8	3.6
Duke Energy Indiana	4.4	4.1	3.6

	Year Ended	Two Months Ended	Years Ended October 31,
	December 31, 2017	December 31, 2016	2016	2015
Piedmont	3.3	6.6	4.7	3.7

PART II

Environmental Regulations
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants.
The following sections outline various proposed and recently enacted legislation and regulations that may impact the Duke Energy Registrants. Refer to Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
Coal Combustion Residuals
In April 2015, EPA published a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. Various industry and environmental parties have appealed EPA's CCR rule in the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On April 18, 2016, EPA filed a motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. Duke Energy does not expect a material impact from the settlement or that it will result in additional ARO adjustments. On September 13, 2017, EPA responded to a petition by the Utility Solid Waste Activities Group that the agency would reconsider certain provisions of the final rule, and asked the D.C. Circuit Court to suspend the litigation. The D.C. Circuit Court denied EPA’s petition to suspend the litigation and oral argument was held on November 20, 2017. The court has not issued an order in the matter. Duke Energy cannot predict the outcome of the litigation.
In a November 15, 2017, status report filed with the D.C. Circuit Court, EPA listed the provisions it intends to reconsider, including provisions that warrant revision due to passage of the Water Infrastructure Improvements for the Nation Act, which allows for implementation of the CCR rule through state or federal permit programs. EPA has indicated it will issue a proposed rule in early 2018 that includes provisions from the June 2016 settlement with petitioners and additional provisions under reconsideration. The reconsideration would not repeal the CCR rule; rather, it would modify some requirements to align with the implementation of the rule through permit programs. At this time, Duke Energy does not expect a reconsideration rulemaking to have a material impact on its coal ash basin closure plans or compliance requirements under the CCR rule.
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
Coal Ash Management Act of 2014
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets at December 31, 2017, and December 31, 2016, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. The Coal Ash Act requires Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half-mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The legislation requires excavation of the Sutton, Riverbend and Dan River basins by August 1, 2019, and Asheville basins by August 1, 2022. Excavation at these sites may include a combination of transfer of coal ash to an engineered landfill or conversion for beneficial use. Basins at the H.F. Lee, Cape Fear and Weatherspoon sites are required to be closed through excavation no later than August 1, 2028. Excavation at these sites can include conversion of the basin to a lined industrial landfill, transfer of ash to an engineered landfill or conversion for beneficial use. The remaining basins are required to be closed no later than December 31, 2024, through conversion to a lined industrial landfill, transfer to an engineered landfill or conversion for beneficial use, unless certain dam improvement projects and alternative drinking water source projects are completed by October 15, 2018. Upon satisfactory completion of these projects, the closure deadline would be extended to December 31, 2029, and could include closure through the combination of a cap system and a groundwater monitoring system.
Additionally, the Coal Ash Act requires the installation and operation of three large-scale coal ash beneficiation projects to produce reprocessed ash for use in the concrete industry. Duke Energy selected the Buck, H.F. Lee and Cape Fear plants for these projects. Closure at these sites is required to be completed no later than December 31, 2029.
The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions. Consistent with the requirements of the Coal Ash Act, Duke Energy has submitted comprehensive site assessments and groundwater corrective plans to NCDEQ and will submit to NCDEQ site-specific coal ash impoundment closure plans in advance of closure. These plans and all associated permits must be approved by NCDEQ before closure work can begin.
For further information on AROs, see Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations.”

PART II

Clean Water Act 316(b)
EPA published the final 316(b) cooling water intake structure rule on August 15, 2014, with an effective date of October 14, 2014. The rule applies to 26 of the electric generating facilities the Duke Energy Registrants own and operate. The rule allows for several options to demonstrate compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2023 time frame. Petitions challenging the rule have been filed by several groups. Oral argument was held on September 14, 2017. It is unknown when the courts will rule on the petitions. The Duke Energy Registrants cannot predict the outcome of these matters.
Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. As originally written, affected facilities were required to comply between 2018 and 2023, depending on the timing of Clean Water Act (CWA) discharge permits. Most of the steam electric generating facilities the Duke Energy Registrants own are affected sources. The Duke Energy Registrants are well-positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG rule focused on the limits imposed on IGCC facilities (gasification wastewater). All challenges to the rule were consolidated in the Fifth Circuit Court of Appeals. On August 22, 2017, the Fifth Circuit Court of Appeals granted EPA’s Motion to Govern Further Proceedings, thereby severing and suspending the claims related to flue gas desulfurization wastewater, bottom ash transport water and gasification wastewater. Claims regarding gasification wastewater were stayed, pending the issuance of the variance to Duke Energy Indiana. The litigation will continue as to claims related to other waste streams.
On August 7, 2017, EPA issued a public notice regarding its proposed decision to grant a variance to Duke Energy Indiana for mercury and total dissolved solids for gasification wastewater at its Edwardsport facility. The public comment period has ended, but EPA has not finalized its decision. Separate from the litigation, EPA finalized a rule on September 18, 2017, postponing the earliest applicability date for bottom ash transport water and flue gas desulfurization wastewater from 2018 to 2020 and retaining the end applicability date of 2023. Also, as part of the rule, EPA reiterated its intent to review the limitation guidelines for bottom ash transport water and flue gas desulfurization wastewater and potentially to conduct a new rulemaking to revise those guidelines.
The Duke Energy Registrants cannot predict the outcome of these matters.
Estimated Cost and Impacts of Rulemakings
Duke Energy will incur capital expenditures to comply with the environmental regulations and rules discussed above. The following table provides five-year estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, CWA 316(b) and ELGs through December 31, 2022. The table excludes ash basin closure costs recorded in Asset retirement obligations on the Consolidated Balance Sheets. For more information related to AROs, see Note 9 to the Consolidated Financial Statements.

(in millions)	Five-Year Estimated Costs
Duke Energy	$920
Duke Energy Carolinas	380
Progress Energy	360
Duke Energy Progress	230
Duke Energy Florida	130
Duke Energy Ohio	70
Duke Energy Indiana	110
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

PART II

Cross-State Air Pollution Rule
On December 3, 2015, EPA proposed a rule to lower the Cross-State Air Pollution Rule (CSAPR) Phase 2 state ozone season nitrogen oxide (NOX) emission budgets for 23 eastern states, including North Carolina, Ohio, Kentucky and Indiana. EPA also proposed to eliminate the CSAPR Phase 2 ozone season state NOX budgets for Florida and South Carolina. On September 7, 2016, EPA finalized a CSAPR Update Rule that reduces the CSAPR Phase 2 state ozone season NOX emission budgets for 22 eastern states, including Ohio, Kentucky and Indiana. In the final CSAPR Update Rule, EPA removed Florida, South Carolina and North Carolina from the ozone season NOx program. Beginning in 2017, Duke Energy Registrants in these states will not be subject to any CSAPR ozone season NOx emission limitations. For the states that remain in the program, the reduced state ozone season NOx emission budgets took effect on May 1, 2017. In Kentucky and Indiana, where Duke Energy Registrants own and operate coal-fired electric generating units (EGUs) subject to the final rule requirements, near-term responses include changing unit dispatch to run certain generating units less frequently and/or purchasing NOx allowances from the trading market. Longer term, upgrading the performance of existing NOx controls is an option. The Indiana Utility Group and the Indiana Energy Association jointly filed a petition for reconsideration asking that EPA correct errors it made in calculating the Indiana budget and increase the budget accordingly. EPA has yet to act on the petition. Numerous parties have filed petitions with the D.C. Circuit Court challenging various aspects of the CSAPR Update Rule. Final briefs in the case are due April 9, 2018. The date for oral argument has not been established. The Duke Energy Registrants cannot predict the outcome of these matters.
Carbon Pollution Standards for New, Modified and Reconstructed Power Plants
On October 23, 2015, EPA published a final rule in the Federal Register establishing carbon dioxide (CO2) emissions limits for new, modified and reconstructed power plants. The requirements for new plants apply to plants that commenced construction after January 8, 2014. EPA set an emissions standard for coal units of 1,400 pounds of CO2 per gross MWh, which would require the application of partial carbon capture and storage (CCS) technology for a coal unit to be able to meet the limit. Utility-scale CCS is not currently a demonstrated and commercially available technology for coal-fired EGUs, and therefore the final standard effectively prevents the development of new coal-fired generation. EPA set a final standard of 1,000 pounds of CO2 per gross MWh for new natural gas combined-cycle units.
On March 28, 2017, President Trump signed an executive order directing EPA to review the rule and determine whether to suspend, revise or rescind it. On the same day, the Department of Justice (DOJ) filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. Subsequent to the DOJ motion, the D.C. Circuit Court canceled oral argument in the case. On August 10, 2017, the court ordered that the litigation be suspended indefinitely. The rule remains in effect pending the outcome of litigation and EPA’s review. EPA has not announced a schedule for completing its review. The Duke Energy Registrants cannot predict the outcome of these matters, but do not expect the impacts of the current final standards will be material to Duke Energy's financial position, results of operations or cash flows.
Clean Power Plan
On October 23, 2015, EPA published in the Federal Register the final Clean Power Plan (CPP) rule that regulates CO2 emissions from existing fossil fuel-fired EGUs. The CPP established CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired EGUs. Petitions challenging the rule were filed by several groups and on February 9, 2016, the Supreme Court issued a stay of the final CPP rule, halting implementation of the rule until legal challenges are resolved. States in which the Duke Energy Registrants operate have suspended work on the CPP in response to the stay. Oral arguments before 10 of the 11 judges on D.C. Circuit Court were heard on September 27, 2016. The court has not issued its opinion in the case.
On March 28, 2017, President Trump signed an executive order directing EPA to review the CPP and determine whether to suspend, revise or rescind the rule. On the same day, the DOJ filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. On April 28, 2017, the court issued an order to suspend the litigation for 60 days. On August 8, 2017, the court, on its own motion, extended the suspension of the litigation for an additional 60 days. On October 16, 2017, EPA issued a Notice of Proposed Rulemaking (NPR) to repeal the CPP based on a change to EPA’s legal interpretation of the section of the Clean Air Act (CAA) on which the CPP was based. In the proposal, EPA indicates that it has not determined whether it will issue a rule to replace the CPP, and if it will do so, when and what form that rule will take. The comment period on EPA's NPR ends April 26, 2018. On December 28, 2017, EPA issued an Advance Notice of Proposed Rulemaking (ANPRM) in which it seeks public comment on various aspects of a potential CPP replacement rule. The comment period on the ANPRM ends February 26, 2018. If EPA decides to move forward with a CPP replacement rule, it will need to issue a formal proposal for public comment. Litigation of the CPP remains on hold in the D.C. Circuit Court and the February 2016 U.S. Supreme Court stay of the CPP remains in effect. The Duke Energy Registrants cannot predict the outcome of these matters.
Global Climate Change
The Duke Energy Registrants’ greenhouse gas (GHG) emissions consist primarily of CO2 and result primarily from operating a fleet of coal-fired and natural gas-fired power plants. In 2017, the Duke Energy Registrants’ power plants emitted approximately 105 million tons of CO2. Future levels of CO2 emissions will be influenced by variables that include fuel prices, compliance with new or existing regulations, economic conditions that affect electricity demand and the technologies deployed to generate the electricity necessary to meet the customer demand.

PART II

The Duke Energy Registrants have taken actions that have resulted in a reduction of CO2 emissions over time. Actions have included the retirement of 47 coal-fired EGUs with a combined generating capacity of 5,425 MW. Much of that capacity has been replaced with state-of-the-art highly efficient natural gas-fired generation that produces far fewer CO2 emissions per unit of electricity generated. Duke Energy also has made investments to expand its portfolio of wind and solar projects, increase energy efficiency offerings and invest in its zero-CO2 emissions hydropower and nuclear plants. These efforts have diversified its system and significantly reduced CO2 emissions. Between 2005 and 2017, the Duke Energy Registrants have collectively lowered the CO2 emissions from their electricity generation by more than 31 percent, which lowers the exposure to any future mandatory CO2 emission reduction requirements or carbon tax, whether as a result of federal legislation, EPA regulation, state regulation or other as yet unknown emission reduction requirement. Duke Energy will continue to explore the use of currently-available and commercially-demonstrated technology to reduce CO2 emissions, including energy efficiency, wind, solar, storage, nuclear and carbon sequestration. Duke Energy will adjust to evolving and innovative technologies in a way that balances the reliability and affordability that customers expect. Under any future scenario involving mandatory CO2 limitations, the Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms.
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
The Duke Energy Registrants annually, biannually or triennially prepare lengthy, forward-looking “integrated resource plans” (IRPs). These detailed, highly technical plans are based on the company’s thorough analysis of numerous factors that can impact the cost of producing and delivering electricity that influence long-term resource planning decisions. The IRP process helps to evaluate a range of options, taking into account forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, integration of renewables, energy storage, energy efficiency and demand response initiatives. The IRP process also helps evaluate potential environmental and regulatory scenarios to better mitigate policy and economic risks. The IRPs we file with regulators look out 10 to 20 years depending on the jurisdiction.
For a number of years, the Duke Energy Registrants have included a price on CO2 emissions in their IRP planning process to account for the potential regulation of CO2 emissions. Incorporating a price on CO2 emissions in the IRP allows for the evaluation of existing and future resource needs against potential climate change policy risk in the absence of policy certainty. One of the challenges with using a CO2 price, especially in the absence of a clear and certain policy, is determining the appropriate price to use. To address this uncertainty and ensure the company remains agile, the Duke Energy Registrants typically use a range of potential CO2 prices to reflect a range of potential policy outcomes.
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
North Carolina Legislation
In July 2017, the North Carolina General Assembly passed House Bill 589 and it was subsequently enacted into law by the governor. The law includes, among other things, overall reform of the application of Public Utility Regulatory Policies Act of 1978 (PURPA) for new solar projects in the state, a requirement for the utility to procure approximately 2,600 MW of renewable energy through a competitive bidding process and recovery of costs related to the competitive bidding process through the fuel clause and a competitive procurement rider. The law stipulated certain deadlines for Duke Energy to file for NCUC approval of programs required under the law. Duke Energy has made some regulatory filings since the passage of the law and will continue to implement the requirements of House Bill 589.
Nuclear Matters
Following the events at the Fukushima Daiichi nuclear power station in Japan, in March 2011, the NRC formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. Subsequently, the NRC targeted a set of improvements designed to enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. Pursuant to the findings of the task force, in March 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation. Duke Energy is committed to compliance with all safety enhancements ordered by the NRC and has completed actions on two of the three NRC orders, as required. The remaining order is focused only on enhancements to boiling water reactor designs which, for Duke Energy, is unique to Brunswick Steam Electric Plant. Actions associated with this third order will be completed by March 2019. With the NRC’s continuing review of this matter, Duke Energy cannot predict to what extent the NRC will impose additional licensing and safety-related requirements or the costs of complying with such requirements. Upon receipt of additional guidance from the NRC and a collaborative industry review, Duke Energy will be able to determine an implementation plan and associated costs. See Item 1A, “Risk Factors,” for further discussion of applicable risk factors.
New Accounting Standards
See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of the impact of new accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Quantitative and Qualitative Disclosures About Market Risk.”

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART II

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018
We have served as the Company's auditor since 1947.

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per share amounts)	2017	2016	2015
Operating Revenues
Regulated electric	$21,177	$21,221	$21,379
Regulated natural gas	1,734	863	536
Nonregulated electric and other	654	659	456
Total operating revenues	23,565	22,743	22,371
Operating Expenses
Fuel used in electric generation and purchased power	6,350	6,625	7,355
Cost of natural gas	632	265	141
Operation, maintenance and other	5,788	6,085	5,539
Depreciation and amortization	3,527	3,294	3,053
Property and other taxes	1,233	1,142	1,129
Impairment charges	282	18	106
Total operating expenses	17,812	17,429	17,323
Gains on Sales of Other Assets and Other, net	28	27	30
Operating Income	5,781	5,341	5,078
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	119	(15)	69
Other income and expenses, net	352	324	290
Total other income and expenses	471	309	359
Interest Expense	1,986	1,916	1,527
Income From Continuing Operations Before Income Taxes	4,266	3,734	3,910
Income Tax Expense From Continuing Operations	1,196	1,156	1,256
Income From Continuing Operations	3,070	2,578	2,654
(Loss) Income From Discontinued Operations, net of tax	(6)	(408)	177
Net Income	3,064	2,170	2,831
Less: Net Income Attributable to Noncontrolling Interests	5	18	15
Net Income Attributable to Duke Energy Corporation	$3,059	$2,152	$2,816

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$4.37	$3.71	$3.80
Diluted	$4.37	$3.71	$3.80
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$(0.01)	$(0.60)	$0.25
Diluted	$(0.01)	$(0.60)	$0.25
Net income attributable to Duke Energy Corporation common stockholders
Basic	$4.36	$3.11	$4.05
Diluted	$4.36	$3.11	$4.05
Weighted average shares outstanding
Basic	700	691	694
Diluted	700	691	694
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2017	2016	2015
Net Income	$3,064	$2,170	$2,831
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	—	694	(264)
Pension and OPEB adjustments	3	(11)	(13)
Net unrealized gains on cash flow hedges	2	17	—
Reclassification into earnings from cash flow hedges	8	13	9
Unrealized gains (losses) on available-for-sale securities	13	2	(6)
Other Comprehensive Income (Loss), net of tax	26	715	(274)
Comprehensive Income	3,090	2,885	2,557
Less: Comprehensive Income Attributable to Noncontrolling Interests	5	20	4
Comprehensive Income Attributable to Duke Energy Corporation	$3,085	$2,865	$2,553

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$358	$392
Receivables (net of allowance for doubtful accounts of $14 at 2017 and 2016)	779	751
Receivables of VIEs (net of allowance for doubtful accounts of $54 at 2017 and 2016)	1,995	1,893
Inventory	3,250	3,522
Regulatory assets (includes $51 at 2017 and $50 at 2016 related to VIEs)	1,437	1,023
Other	634	458
Total current assets	8,453	8,039
Property, Plant and Equipment
Cost	127,507	121,397
Accumulated depreciation and amortization	(41,537)	(39,406)
Generation facilities to be retired, net	421	529
Net property, plant and equipment	86,391	82,520
Other Noncurrent Assets
Goodwill	19,396	19,425
Regulatory assets (includes $1,091 at 2017 and $1,142 at 2016 related to VIEs)	12,442	12,878
Nuclear decommissioning trust funds	7,097	6,205
Investments in equity method unconsolidated affiliates	1,175	925
Other	2,960	2,769
Total other noncurrent assets	43,070	42,202
Total Assets	$137,914	$132,761
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,043	$2,994
Notes payable and commercial paper	2,163	2,487
Taxes accrued	551	384
Interest accrued	525	503
Current maturities of long-term debt (includes $225 at 2017 and $260 at 2016 related to VIEs)	3,244	2,319
Asset retirement obligations	689	411
Regulatory liabilities	402	409
Other	1,865	2,044
Total current liabilities	12,482	11,551
Long-Term Debt (includes $4,306 at 2017 and $3,587 at 2016 related to VIEs)	49,035	45,576
Other Noncurrent Liabilities
Deferred income taxes	6,621	14,155
Asset retirement obligations	9,486	10,200
Regulatory liabilities	15,330	6,881
Accrued pension and other post-retirement benefit costs	1,103	1,111
Investment tax credits	539	493
Other	1,581	1,753
Total other noncurrent liabilities	34,660	34,593
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 700 million shares outstanding at 2017 and 2016	1	1
Additional paid-in capital	38,792	38,741
Retained earnings	3,013	2,384
Accumulated other comprehensive loss	(67)	(93)
Total Duke Energy Corporation stockholders' equity	41,739	41,033
Noncontrolling interests	(2)	8
Total equity	41,737	41,041
Total Liabilities and Equity	$137,914	$132,761

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,064	$2,170	$2,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	4,046	3,880	3,613
Equity component of AFUDC	(237)	(200)	(164)
(Gains) Losses on sales of other assets	(33)	477	(48)
Impairment charges	282	212	153
Deferred income taxes	1,433	900	1,244
Equity in (earnings) losses of unconsolidated affiliates	(119)	15	(69)
Accrued pension and other post-retirement benefit costs	8	21	71
Contributions to qualified pension plans	(19)	(155)	(302)
Payments for asset retirement obligations	(571)	(608)	(346)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	18	34	(29)
Receivables	(83)	(372)	383
Inventory	268	272	(237)
Other current assets	(388)	(220)	(65)
Increase (decrease) in
Accounts payable	(204)	296	(6)
Taxes accrued	149	236	(38)
Other current liabilities	(482)	182	168
Other assets	(438)	(186)	(216)
Other liabilities	(60)	(137)	(243)
Net cash provided by operating activities	6,634	6,817	6,700
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,052)	(7,901)	(6,766)
Contributions to equity method investments	(414)	(307)	(263)
Acquisitions, net of cash acquired	(13)	(4,778)	(1,334)
Return of investment capital	281	1	3
Purchases of available-for-sale securities	(4,071)	(5,153)	(4,037)
Proceeds from sales and maturities of available-for-sale securities	4,098	5,236	4,040
Proceeds from the sales of discontinued operations and other assets, net of cash divested	—	1,418	2,968
Change in restricted cash	(10)	(4)	191
Other	(269)	(45)	(79)
Net cash used in investing activities	(8,450)	(11,533)	(5,277)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6,909	9,238	2,955
Issuance of common stock	—	731	17
Payments for the redemption of long-term debt	(2,316)	(1,923)	(3,029)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	319	2,081	379
Payments for the redemption of short-term debt with original maturities greater than 90 days	(272)	(2,166)	(931)
Notes payable and commercial paper	(409)	(1,362)	1,797
Dividends paid	(2,450)	(2,332)	(2,254)
Repurchase of common shares	—	—	(1,500)
Other	1	(16)	(36)
Net cash provided by (used in) financing activities	1,782	4,251	(2,602)
Changes in cash and cash equivalents included in assets held for sale	—	474	1,099
Net (decrease) increase in cash and cash equivalents	(34)	9	(80)
Cash and cash equivalents at beginning of period	392	383	463
Cash and cash equivalents at end of period	$358	$392	$383
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$1,963	$1,794	$1,607
Cash paid for income taxes	4	229	170
Significant non-cash transactions:
Accrued capital expenditures	1,032	1,000	771
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Duke Energy Corporation Stockholders' Accumulated Other Comprehensive Loss
							Net Unrealized		Total
					Foreign	Net	Gains (Losses)		Duke Energy
	Common		Additional		Currency	Losses on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2014	707	$1	$39,405	$2,012	$(439)	$(59)	$3	$(48)	$40,875	$24	$40,899
Net income	—	—	—	2,816	—	—	—	—	2,816	15	2,831
Other comprehensive (loss) income	—	—	—	—	(253)	9	(6)	(13)	(263)	(11)	(274)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	63	—	—	—	—	—	63	—	63
Stock repurchase	(20)	—	(1,500)	—	—	—	—	—	(1,500)	—	(1,500)
Common stock dividends	—	—	—	(2,254)	—	—	—	—	(2,254)	—	(2,254)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(9)	(9)
Other(a)	—	—	—	(10)	—	—	—	—	(10)	25	15
Balance at December 31, 2015	688	$1	$37,968	$2,564	$(692)	$(50)	$(3)	$(61)	$39,727	$44	$39,771
Net income	—	—	—	2,152	—	—	—	—	2,152	18	2,170
Other comprehensive (loss) income(b)	—	—	—	—	692	30	2	(11)	713	2	715
Common stock issuances, including dividend reinvestment and employee benefits	12	—	773	—	—	—	—	—	773	—	773
Common stock dividends	—	—	—	(2,332)	—	—	—	—	(2,332)	—	(2,332)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(6)	(6)
Other(c)	—	—	—	—	—	—	—	—	—	(50)	(50)
Balance at December 31, 2016	700	$1	$38,741	$2,384	$—	$(20)	$(1)	$(72)	$41,033	$8	$41,041
Net income	—	—	—	3,059	—	—	—	—	3,059	5	3,064
Other comprehensive income (loss)	—	—	—	—	—	10	13	3	26	—	26
Common stock issuances, including dividend reinvestment and employee benefits	—	—	51	—	—	—	—	—	51	—	51
Common stock dividends	—	—	—	(2,450)	—	—	—	—	(2,450)	—	(2,450)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	—	—	(2)	(2)
Other(d)	—	—	—	20	—	—	—	—	20	(13)	7
Balance at December 31, 2017	700	$1	$38,792	$3,013	$—	$(10)	$12	$(69)	$41,739	$(2)	$41,737

(a)	Noncontrolling Interests amount is primarily related to the acquisitions of a majority interest in a provider of energy management systems and services for commercial customers and a solar company.

(b)
Foreign Currency Translation Adjustments amount includes $620 million of cumulative adjustment realized as a result of the sale of the Latin American generation business. See Note 2 to the Consolidated Financial Statements.

(c)	Noncontrolling Interests amount is primarily related to the sale of the Latin American generation business. See Note 2 to the Consolidated Financial Statements.

(d)
Retained Earnings relates to a cumulative-effect adjustment due to implementation of a new accounting standard related to stock-based compensation and the associated income taxes. See Note 1 to the Consolidated Financial Statements for additional information. Noncontrolling Interests relates to the purchase of remaining interest in REC Solar.

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Carolinas, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018
We have served as the Company's auditor since 1947.

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2017	2016	2015
Operating Revenues	$7,302	$7,322	$7,229
Operating Expenses
Fuel used in electric generation and purchased power	1,822	1,797	1,881
Operation, maintenance and other	1,961	2,106	2,066
Depreciation and amortization	1,090	1,075	1,051
Property and other taxes	281	276	269
Impairment charges	—	1	1
Total operating expenses	5,154	5,255	5,268
Gain (Loss) on Sales of Other Assets and Other, net	1	(5)	(1)
Operating Income	2,149	2,062	1,960
Other Income and Expenses, net	139	162	160
Interest Expense	422	424	412
Income Before Income Taxes	1,866	1,800	1,708
Income Tax Expense	652	634	627
Net Income	$1,214	$1,166	$1,081
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	2	2	1
Unrealized gains on available-for-sale securities	—	—	1
Other Comprehensive Income, net of tax	2	2	2
Comprehensive Income	$1,216	$1,168	$1,083
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$16	$14
Receivables (net of allowance for doubtful accounts of $2 at 2017 and 2016)	200	160
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2017 and 2016)	640	645
Receivables from affiliated companies	95	163
Notes receivable from affiliated companies	—	66
Inventory	971	1,055
Regulatory assets	299	238
Other	19	37
Total current assets	2,240	2,378
Property, Plant and Equipment
Cost	42,939	41,127
Accumulated depreciation and amortization	(15,063)	(14,365)
Net property, plant and equipment	27,876	26,762
Other Noncurrent Assets
Regulatory assets	2,853	3,159
Nuclear decommissioning trust funds	3,772	3,273
Other	979	943
Total other noncurrent assets	7,604	7,375
Total Assets	$37,720	$36,515
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$842	$833
Accounts payable to affiliated companies	209	247
Notes payable to affiliated companies	104	—
Taxes accrued	234	143
Interest accrued	108	102
Current maturities of long-term debt	1,205	116
Asset retirement obligations	337	222
Regulatory liabilities	126	161
Other	486	468
Total current liabilities	3,651	2,292
Long-Term Debt	8,598	9,187
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,413	6,544
Asset retirement obligations	3,273	3,673
Regulatory liabilities	6,231	2,840
Accrued pension and other post-retirement benefit costs	95	97
Investment tax credits	232	203
Other	566	607
Total other noncurrent liabilities	13,810	13,964
Commitments and Contingencies
Equity
Member's equity	11,368	10,781
Accumulated other comprehensive loss	(7)	(9)
Total equity	11,361	10,772
Total Liabilities and Equity	$37,720	$36,515
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,214	$1,166	$1,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,409	1,382	1,361
Equity component of AFUDC	(106)	(102)	(96)
(Gains) Losses on sales of other assets	(1)	5	1
Impairment charges	—	1	1
Deferred income taxes	410	470	397
Accrued pension and other post-retirement benefit costs	(4)	4	15
Contributions to qualified pension plans	—	(43)	(91)
Payments for asset retirement obligations	(271)	(287)	(167)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	9	5	—
Receivables	(9)	(76)	42
Receivables from affiliated companies	68	(56)	(32)
Inventory	78	215	(157)
Other current assets	7	67	(51)
Increase (decrease) in
Accounts payable	23	(69)	(4)
Accounts payable to affiliated companies	(38)	18	75
Taxes accrued	86	187	(128)
Other current liabilities	(161)	63	127
Other assets	(49)	20	76
Other liabilities	(31)	6	(77)
Net cash provided by operating activities	2,634	2,976	2,373
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,524)	(2,220)	(1,933)
Purchases of available-for-sale securities	(2,124)	(2,832)	(2,555)
Proceeds from sales and maturities of available-for-sale securities	2,128	2,832	2,555
Notes receivable from affiliated companies	66	97	(13)
Other	(109)	(83)	(35)
Net cash used in investing activities	(2,563)	(2,206)	(1,981)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	569	1,587	516
Payments for the redemption of long-term debt	(116)	(356)	(506)
Notes payable to affiliated companies	104	—	—
Distributions to parent	(625)	(2,000)	(401)
Other	(1)	—	(1)
Net cash used in financing activities	(69)	(769)	(392)
Net increase in cash and cash equivalents	2	1	—
Cash and cash equivalents at beginning of period	14	13	13
Cash and cash equivalents at end of period	$16	$14	$13
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$398	$393	$389
Cash paid for (received from) income taxes	193	(60)	342
Significant non-cash transactions:
Accrued capital expenditures	315	347	239
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated Other
		Comprehensive Loss
		Net Losses	Net Losses
		on Cash	Available-
	Member's	Flow	for-Sale	Total
(in millions)	Equity	Hedges	Securities	Equity
Balance at December 31, 2014	$10,937	$(12)	$(1)	$10,924
Net income	1,081	—	—	1,081
Other comprehensive income	—	1	1	2
Distributions to parent	(401)	—	—	(401)
Balance at December 31, 2015	$11,617	$(11)	$—	$11,606
Net income	1,166	—	—	1,166
Other comprehensive income	—	2	—	2
Distributions to parent	(2,000)	—	—	(2,000)
Other	(2)	—	—	(2)
Balance at December 31, 2016	$10,781	$(9)	$—	$10,772
Net income	1,214	—	—	1,214
Other comprehensive income	—	2	—	2
Distributions to parent	(625)	—	—	(625)
Other	(2)	—	—	(2)
Balance at December 31, 2017	$11,368	$(7)	$—	$11,361
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Progress Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018
We have served as the Company's auditor since 1930.

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2017	2016	2015
Operating Revenues	$9,783	$9,853	$10,277
Operating Expenses
Fuel used in electric generation and purchased power	3,417	3,644	4,224
Operation, maintenance and other	2,220	2,386	2,298
Depreciation and amortization	1,285	1,213	1,116
Property and other taxes	503	487	492
Impairment charges	156	7	12
Total operating expenses	7,581	7,737	8,142
Gains on Sales of Other Assets and Other, net	26	25	25
Operating Income	2,228	2,141	2,160
Other Income and Expenses, net	128	114	97
Interest Expense	824	689	670
Income From Continuing Operations Before Income Taxes	1,532	1,566	1,587
Income Tax Expense From Continuing Operations	264	527	522
Income From Continuing Operations	1,268	1,039	1,065
Income (Loss) From Discontinued Operations, net of tax	—	2	(3)
Net Income	1,268	1,041	1,062
Less: Net Income Attributable to Noncontrolling Interests	10	10	11
Net Income Attributable to Parent	$1,258	$1,031	$1,051

Net Income	$1,268	$1,041	$1,062
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments	4	1	(10)
Net unrealized gain on cash flow hedges	5	—	—
Reclassification into earnings from cash flow hedges	—	8	4
Unrealized gains (losses) on available-for-sale securities	4	1	(1)
Other Comprehensive Income (Loss), net of tax	13	10	(7)
Comprehensive Income	1,281	1,051	1,055
Less: Comprehensive Income Attributable to Noncontrolling Interests	10	10	11
Comprehensive Income Attributable to Parent	$1,271	$1,041	$1,044

See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$40	$46
Receivables (net of allowance for doubtful accounts of $4 at 2017 and $6 at 2016)	123	114
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2017 and 2016)	780	692
Receivables from affiliated companies	31	106
Notes receivable from affiliated companies	240	80
Inventory	1,592	1,717
Regulatory assets (includes $51 at 2017 and $50 at 2016 related to VIEs)	741	401
Other	334	148
Total current assets	3,881	3,304
Property, Plant and Equipment
Cost	47,323	44,864
Accumulated depreciation and amortization	(15,857)	(15,212)
Generation facilities to be retired, net	421	529
Net property, plant and equipment	31,887	30,181
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,091 at 2017 and $1,142 at 2016 related to VIEs)	6,010	5,722
Nuclear decommissioning trust funds	3,324	2,932
Other	931	856
Total other noncurrent assets	13,920	13,165
Total Assets	$49,688	$46,650
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,006	$1,003
Accounts payable to affiliated companies	251	348
Notes payable to affiliated companies	805	729
Taxes accrued	101	83
Interest accrued	212	201
Current maturities of long-term debt (includes $53 at 2017 and $62 at 2016 related to VIEs)	771	778
Asset retirement obligations	295	189
Regulatory liabilities	213	189
Other	729	745
Total current liabilities	4,383	4,265
Long-Term Debt (includes $1,689 at 2017 and $1,741 at 2016 related to VIEs)	16,916	15,590
Long-Term Debt Payable to Affiliated Companies	150	1,173
Other Noncurrent Liabilities
Deferred income taxes	3,502	5,246
Asset retirement obligations	5,119	5,286
Regulatory liabilities	5,306	2,395
Accrued pension and other post-retirement benefit costs	545	547
Other	302	341
Total other noncurrent liabilities	14,774	13,815
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2017 and 2016	—	—
Additional paid-in capital	9,143	8,094
Retained earnings	4,350	3,764
Accumulated other comprehensive loss	(25)	(38)
Total Progress Energy, Inc. stockholder's equity	13,468	11,820
Noncontrolling interests	(3)	(13)
Total equity	13,465	11,807
Total Liabilities and Equity	$49,688	$46,650
See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,268	$1,041	$1,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,516	1,435	1,312
Equity component of AFUDC	(92)	(76)	(54)
Gains on sales of other assets	(28)	(34)	(31)
Impairment charges	156	7	12
Deferred income taxes	703	532	714
Accrued pension and other post-retirement benefit costs	(28)	(24)	(5)
Contributions to qualified pension plans	—	(43)	(83)
Payments for asset retirement obligations	(248)	(270)	(156)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	42	(6)
Receivables	(89)	7	105
Receivables from affiliated companies	71	211	(316)
Inventory	125	35	(67)
Other current assets	(384)	3	553
Increase (decrease) in
Accounts payable	(260)	252	(193)
Accounts payable to affiliated companies	(97)	37	108
Taxes accrued	17	15	(63)
Other current liabilities	(166)	(42)	136
Other assets	(301)	(248)	(167)
Other liabilities	(98)	(36)	(112)
Net cash provided by operating activities	2,065	2,844	2,749
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,152)	(3,306)	(2,698)
Asset Acquisitions	—	(10)	(1,249)
Purchases of available-for-sale securities	(1,806)	(2,143)	(1,174)
Proceeds from sales and maturities of available-for-sale securities	1,824	2,187	1,211
Proceeds from insurance	7	58	—
Proceeds from the sale of nuclear fuel	20	20	102
Notes receivable from affiliated companies	(160)	(80)	220
Change in restricted cash	5	(6)	—
Other	(86)	47	(34)
Net cash used in investing activities	(3,348)	(3,233)	(3,622)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,118	2,375	1,186
Payments for the redemption of long-term debt	(813)	(327)	(1,553)
Notes payable to affiliated companies	100	444	623
Capital contribution from parent	—	—	625
Dividends to parent	(124)	(2,098)	—
Other	(4)	(3)	(6)
Net cash provided by financing activities	1,277	391	875
Net (decrease) increase in cash and cash equivalents	(6)	2	2
Cash and cash equivalents at beginning of period	46	44	42
Cash and cash equivalents at end of period	$40	$46	$44
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$773	$673	$649
Cash (received from) paid for income taxes	(146)	(187)	(426)
Significant non-cash transactions:
Accrued capital expenditures	391	317	329
Equitization of certain notes payable to affiliates	1,047	—	—
Dividend to parent related to a legal entity restructuring	547	—	—
See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated Other Comprehensive Loss
			Net	Net Unrealized		Total Progress
	Additional		Losses on	Gains on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholder's	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2014	$7,467	$3,782	$(35)	$1	$(7)	$11,208	$(32)	$11,176
Net income	—	1,051	—	—	—	1,051	11	1,062
Other comprehensive income (loss)	—	—	4	(1)	(10)	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Capital contribution from parent	625	—	—	—	—	625	—	625
Other	—	(2)	—	—	—	(2)	3	1
Balance at December 31, 2015	$8,092	$4,831	$(31)	$—	$(17)	$12,875	$(22)	$12,853
Net income	—	1,031	—	—	—	1,031	10	1,041
Other comprehensive income	—	—	8	1	1	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(2,098)	—	—	—	(2,098)	—	(2,098)
Other	2	—	—	—	—	2	—	2
Balance at December 31, 2016	$8,094	$3,764	$(23)	$1	$(16)	$11,820	$(13)	$11,807
Net income	—	1,258	—	—	—	1,258	10	1,268
Other comprehensive income	—	—	5	4	4	13	—	13
Dividends to parent(a)	—	(672)	—	—	—	(672)	—	(672)
Equitization of certain notes payable to affiliates	1,047	—	—	—	—	1,047	—	1,047
Other	2	—	—	—	—	2	—	2
Balance at December 31, 2017	$9,143	$4,350	$(18)	$5	$(12)	$13,468	$(3)	$13,465
(a)    Includes a $547 million non-cash dividend related to a legal entity restructuring.
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Progress, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Progress, LLC and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018
We have served as the Company's auditor since 1930.

PART II

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2017	2016	2015
Operating Revenues	$5,129	$5,277	$5,290
Operating Expenses
Fuel used in electric generation and purchased power	1,609	1,830	2,029
Operation, maintenance and other	1,389	1,504	1,452
Depreciation and amortization	725	703	643
Property and other taxes	156	156	140
Impairment charges	19	1	5
Total operating expenses	3,898	4,194	4,269
Gains on Sales of Other Assets and Other, net	4	3	3
Operating Income	1,235	1,086	1,024
Other Income and Expenses, net	65	71	71
Interest Expense	293	257	235
Income Before Income Taxes	1,007	900	860
Income Tax Expense	292	301	294
Net Income and Comprehensive Income	$715	$599	$566
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$20	$11
Receivables (net of allowance for doubtful accounts of $1 at 2017 and $4 at 2016)	56	51
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2017 and 2016)	459	404
Receivables from affiliated companies	3	5
Notes receivable from affiliated companies	—	165
Inventory	1,017	1,076
Regulatory assets	352	188
Other	97	57
Total current assets	2,004	1,957
Property, Plant and Equipment
Cost	29,583	28,419
Accumulated depreciation and amortization	(10,903)	(10,561)
Generation facilities to be retired, net	421	529
Net property, plant and equipment	19,101	18,387
Other Noncurrent Assets
Regulatory assets	3,507	3,243
Nuclear decommissioning trust funds	2,588	2,217
Other	599	525
Total other noncurrent assets	6,694	5,985
Total Assets	$27,799	$26,329
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$402	$589
Accounts payable to affiliated companies	179	227
Notes payable to affiliated companies	240	—
Taxes accrued	64	104
Interest accrued	102	102
Current maturities of long-term debt	3	452
Asset retirement obligations	295	189
Regulatory liabilities	139	158
Other	376	365
Total current liabilities	1,800	2,186
Long-Term Debt	7,204	6,409
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,883	3,323
Asset retirement obligations	4,378	4,508
Regulatory liabilities	3,999	1,946
Accrued pension and other post-retirement benefit costs	248	252
Investment tax credits	143	146
Other	45	51
Total other noncurrent liabilities	10,696	10,226
Commitments and Contingencies
Equity
Member's Equity	7,949	7,358
Total Liabilities and Equity	$27,799	$26,329
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2017		2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$715		$599	$566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	936		907	821
Equity component of AFUDC	(47)		(50)	(47)
Gains on sales of other assets	(5)		(6)	(7)
Impairment charges	19		1	5
Deferred income taxes	384		384	354
Accrued pension and other post-retirement benefit costs	(20)		(32)	(14)
Contributions to qualified pension plans	—		(24)	(42)
Payments for asset retirement obligations	(192)		(212)	(109)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(4)		4	(3)
Receivables	(58)		(17)	43
Receivables from affiliated companies	2		11	(6)
Inventory	59		12	(50)
Other current assets	(75)		84	185
Increase (decrease) in
Accounts payable	(230)		181	(65)
Accounts payable to affiliated companies	(48)		37	70
Taxes accrued	(39)		90	(34)
Other current liabilities	(131)		114	76
Other assets	(53)		(163)	(83)
Other liabilities	(18)		12	(66)
Net cash provided by operating activities	1,195		1,932	1,594
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,715)		(1,733)	(1,669)
Asset acquisition	—		—	(1,249)
Purchases of available-for-sale securities	(1,249)		(1,658)	(727)
Proceeds from sales and maturities of available-for-sale securities	1,207		1,615	672
Proceeds from insurance	4	—	—	—
Notes receivable from affiliated companies	165		(165)	237
Other	(55)		26	(30)
Net cash used in investing activities	(1,643)		(1,915)	(2,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	812		505	1,186
Payments for the redemption of long-term debt	(470)		(15)	(991)
Notes payable to affiliated companies	240		(209)	359
Capital contribution from parent	—		—	626
Distributions to parent	(124)		(300)	—
Other	(1)		(2)	(2)
Net cash provided by (used in) financing activities	457		(21)	1,178
Net increase (decrease) in cash and cash equivalents	9		(4)	6
Cash and cash equivalents at beginning of period	11		15	9
Cash and cash equivalents at end of period	$20		$11	$15
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$291		$248	$218
Cash paid for (received from) income taxes	59		(287)	(197)
Significant non-cash transactions:
Accrued capital expenditures	191		147	143
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common	Retained	Member's	Total
(in millions)	Stock	Earnings	Equity	Equity
Balance at December 31, 2014	$2,159	$3,708	$—	$5,867
Net income	—	355	211	566
Transfer to Member's Equity	(2,159)	(4,063)	6,222	—
Capital contribution from parent	—	—	626	626
Balance at December 31, 2015	$—	$—	$7,059	$7,059
Net income	—	—	599	599
Distribution to parent	—	—	(300)	(300)
Balance at December 31, 2016	$—	$—	$7,358	$7,358
Net income	—	—	715	715
Distribution to parent	—	—	(124)	(124)
Balance at December 31, 2017	$—	$—	$7,949	$7,949
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Florida, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Florida, LLC and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018
We have served as the Company's auditor since 2001.

PART II

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2017	2016	2015
Operating Revenues	$4,646	$4,568	$4,977
Operating Expenses
Fuel used in electric generation and purchased power	1,808	1,814	2,195
Operation, maintenance and other	818	865	835
Depreciation and amortization	560	509	473
Property and other taxes	347	333	352
Impairment charges	138	6	7
Total operating expenses	3,671	3,527	3,862
Gains on Sales of Other Assets and Other, net	1	—	—
Operating Income	976	1,041	1,115
Other Income and Expenses, net	61	44	24
Interest Expense	279	212	198
Income Before Income Taxes	758	873	941
Income Tax Expense	46	322	342
Net Income	$712	$551	$599
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	3	1	—
Other Comprehensive Income, net of tax	3	1	—
Comprehensive Income	$715	$552	$599
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$13	$16
Receivables (net of allowance for doubtful accounts of $3 at 2017 and $2 at 2016)	65	61
Receivables of VIEs (net of allowance for doubtful accounts of $2 at 2017 and 2016)	321	288
Receivables from affiliated companies	2	5
Notes receivable from affiliated companies	313	—
Inventory	574	641
Regulatory assets (includes $51 at 2017 and $50 at 2016 related to VIEs)	389	213
Other (includes $40 at 2017 and $53 at 2016 related to VIEs)	86	125
Total current assets	1,763	1,349
Property, Plant and Equipment
Cost	17,730	16,434
Accumulated depreciation and amortization	(4,947)	(4,644)
Net property, plant and equipment	12,783	11,790
Other Noncurrent Assets
Regulatory assets (includes $1,091 at 2017 and $1,142 at 2016 related to VIEs)	2,503	2,480
Nuclear decommissioning trust funds	736	715
Other	284	278
Total other noncurrent assets	3,523	3,473
Total Assets	$18,069	$16,612
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$602	$413
Accounts payable to affiliated companies	74	125
Notes payable to affiliated companies	—	297
Taxes accrued	34	33
Interest accrued	56	49
Current maturities of long-term debt (includes $53 at 2017 and $62 at 2016 related to VIEs)	768	326
Regulatory liabilities	74	31
Other	334	352
Total current liabilities	1,942	1,626
Long-Term Debt (includes $1,389 at 2017 and $1,442 at 2016 related to VIEs)	6,327	5,799
Other Noncurrent Liabilities
Deferred income taxes	1,761	2,694
Asset retirement obligations	742	778
Regulatory liabilities	1,307	448
Accrued pension and other post-retirement benefit costs	264	262
Other	108	105
Total other noncurrent liabilities	4,182	4,287
Commitments and Contingencies
Equity
Member's equity	5,614	4,899
Accumulated other comprehensive income	4	1
Total equity	5,618	4,900
Total Liabilities and Equity	$18,069	$16,612
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$712	$551	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	570	516	480
Equity component of AFUDC	(45)	(26)	(7)
Gains on sales of other assets	(1)	—	—
Impairment charges	138	6	7
Deferred income taxes	245	224	348
Accrued pension and other post-retirement benefit costs	(13)	2	5
Contributions to qualified pension plans	—	(20)	(40)
Payments for asset retirement obligations	(56)	(58)	(47)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	5	38	(3)
Receivables	(38)	23	61
Receivables from affiliated companies	—	21	(44)
Inventory	66	23	(17)
Other current assets	(125)	(133)	116
Increase (decrease) in
Accounts payable	(32)	71	(127)
Accounts payable to affiliated companies	(51)	9	46
Taxes accrued	1	(117)	67
Other current liabilities	(37)	(149)	57
Other assets	(229)	(84)	(84)
Other liabilities	(82)	(53)	(44)
Net cash provided by operating activities	1,028	844	1,373
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,437)	(1,583)	(1,029)
Purchases of available-for-sale securities	(557)	(485)	(447)
Proceeds from sales and maturities of available-for-sale securities	617	572	538
Proceeds from insurance	4	58	—
Proceeds from the sale of nuclear fuel	20	20	102
Notes receivable from affiliated companies	(313)	—	—
Change in restricted cash	—	(6)	—
Other	(31)	21	(3)
Net cash used in investing activities	(1,697)	(1,403)	(839)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,306	1,870	—
Payments for the redemption of long-term debt	(342)	(12)	(562)
Notes payable to affiliated companies	(297)	(516)	729
Dividends to parent	—	—	(350)
Distribution to parent	—	(775)	(350)
Other	(1)	—	(1)
Net cash provided by (used in) financing activities	666	567	(534)
Net (decrease) increase in cash and cash equivalents	(3)	8	—
Cash and cash equivalents at beginning of period	16	8	8
Cash and cash equivalents at end of period	$13	$16	$8
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$274	$208	$205
Cash (received from) paid for income taxes	(197)	216	(229)
Significant non-cash transactions:
Accrued capital expenditures	199	170	186
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Accumulated
				Other
				Comprehensive
				Income
				Net Unrealized
				Gains on
	Common	Retained	Member's	Available-for-	Total
(in millions)	Stock	Earnings	Equity	Sale Securities	Equity
Balance at December 31, 2014	$1,762	$3,460	$—	$—	$5,222
Net income	—	351	248	—	599
Transfer to Member's Equity	(1,762)	(3,461)	5,223	—	—
Dividends to parent	—	(350)	—	—	(350)
Distribution to parent	—	—	(350)	—	(350)
Balance at December 31, 2015	$—	$—	$5,121	$—	$5,121
Net income	—	—	551	—	551
Other comprehensive income	—	—	—	1	1
Distribution to parent	—	—	(775)	—	(775)
Other	—	—	2	—	2
Balance at December 31, 2016	$—	$—	$4,899	$1	$4,900
Net income	—	—	712	—	712
Other comprehensive income	—	—	—	3	3
Other	—	—	3	—	3
Balance at December 31, 2017	$—	$—	$5,614	$4	$5,618
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Ohio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018
We have served as the Company's auditor since 2002.

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2017	2016	2015
Operating Revenues
Regulated electric	$1,373	$1,410	$1,331
Nonregulated electric and other	42	31	33
Regulated natural gas	508	503	541
Total operating revenues	1,923	1,944	1,905
Operating Expenses
Fuel used in electric generation and purchased power – regulated	369	442	446
Fuel used in electric generation and purchased power – nonregulated	58	51	47
Cost of natural gas	107	103	141
Operation, maintenance and other	524	512	495
Depreciation and amortization	261	233	227
Property and other taxes	278	258	254
Impairment charges	1	—	—
Total operating expenses	1,598	1,599	1,610
Gains on Sales of Other Assets and Other, net	1	2	8
Operating Income	326	347	303
Other Income and Expenses, net	17	9	6
Interest Expense	91	86	79
Income From Continuing Operations Before Income Taxes	252	270	230
Income Tax Expense From Continuing Operations	59	78	81
Income From Continuing Operations	193	192	149
(Loss) Income From Discontinued Operations, net of tax	(1)	36	23
Net Income and Comprehensive Income	$192	$228	$172
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$12	$13
Receivables (net of allowance for doubtful accounts of $3 at 2017 and $2 at 2016)	68	71
Receivables from affiliated companies	133	129
Notes receivable from affiliated companies	14	94
Inventory	133	137
Regulatory assets	49	37
Other	39	37
Total current assets	448	518
Property, Plant and Equipment
Cost	8,732	8,126
Accumulated depreciation and amortization	(2,691)	(2,579)
Net property, plant and equipment	6,041	5,547
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	445	520
Other	21	23
Total other noncurrent assets	1,386	1,463
Total Assets	$7,875	$7,528
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$313	$282
Accounts payable to affiliated companies	62	63
Notes payable to affiliated companies	29	16
Taxes accrued	190	178
Interest accrued	21	19
Current maturities of long-term debt	3	1
Asset retirement obligations	3	—
Regulatory liabilities	36	21
Other	71	91
Total current liabilities	728	671
Long-Term Debt	2,039	1,858
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	781	1,443
Asset retirement obligations	81	77
Regulatory liabilities	891	236
Accrued pension and other post-retirement benefit costs	59	56
Other	108	166
Total other noncurrent liabilities	1,920	1,978
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2017 and 2016	762	762
Additional paid-in capital	2,670	2,695
Accumulated deficit	(269)	(461)
Total equity	3,163	2,996
Total Liabilities and Equity	$7,875	$7,528
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$192	$228	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	265	237	230
Equity component of AFUDC	(11)	(6)	(3)
Gains on sales of other assets	(1)	(2)	(8)
Impairment charges	1	—	40
Deferred income taxes	90	55	206
Accrued pension and other post-retirement benefit costs	2	6	9
Contributions to qualified pension plans	(4)	(5)	(8)
Payments for asset retirement obligations	(7)	(5)	(4)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(2)	(10)
Receivables	2	(4)	23
Receivables from affiliated companies	(4)	(36)	23
Inventory	6	(32)	—
Other current assets	(22)	79	—
Increase (decrease) in
Accounts payable	12	19	(1)
Accounts payable to affiliated companies	(1)	10	(21)
Taxes accrued	11	3	(21)
Other current liabilities	(19)	(54)	88
Other assets	(28)	(35)	25
Other liabilities	(5)	(31)	(73)
Net cash provided by operating activities	479	425	667
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(686)	(476)	(399)
Notes receivable from affiliated companies	80	(94)	145
Other	(41)	(30)	(15)
Net cash used in investing activities	(647)	(600)	(269)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	182	341	—
Payments for the redemption of long-term debt	(2)	(53)	(157)
Notes payable to affiliated companies	13	(87)	(95)
Dividends to parent	(25)	(25)	(150)
Other	(1)	(2)	(2)
Net cash provided by (used in) financing activities	167	174	(404)
Net decrease in cash and cash equivalents	(1)	(1)	(6)
Cash and cash equivalents at beginning of period	13	14	20
Cash and cash equivalents at end of period	$12	$13	$14
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$85	$81	$76
Cash (received from) paid for income taxes	(8)	(46)	410
Significant non-cash transactions:
Accrued capital expenditures	82	83	20
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	—	1,912
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2014	$762	$4,782	$(870)	$4,674
Net income	—	—	172	172
Dividends to parent	—	(150)	—	(150)
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	(1,912)	—	(1,912)
Balance at December 31, 2015	$762	$2,720	$(698)	$2,784
Net income	—	—	228	228
Contribution from parent	—	—	9	9
Dividends to parent	—	(25)	—	(25)
Balance at December 31, 2016	$762	$2,695	$(461)	$2,996
Net income	—	—	192	192
Dividends to parent	—	(25)	—	(25)
Balance at December 31, 2017	$762	$2,670	$(269)	$3,163
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Indiana, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, LLC and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018
We have served as the Company's auditor since 2002.

PART II

DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2017	2016	2015
Operating Revenues	$3,047	$2,958	$2,890
Operating Expenses
Fuel used in electric generation and purchased power	966	909	982
Operation, maintenance and other	733	723	682
Depreciation and amortization	458	496	434
Property and other taxes	76	58	61
Impairment charges	18	8	88
Total operating expenses	2,251	2,194	2,247
Gains on Sales of Other Assets and Other, net	—	1	1
Operating Income	796	765	644
Other Income and Expenses, net	37	22	11
Interest Expense	178	181	176
Income Before Income Taxes	655	606	479
Income Tax Expense	301	225	163
Net Income	$354	$381	$316
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	(1)	(2)
Comprehensive Income	$354	$380	$314
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$9	$17
Receivables (net of allowance for doubtful accounts of $2 at 2017 and $1 at 2016)	57	105
Receivables from affiliated companies	125	114
Notes receivable from affiliated companies	—	86
Inventory	450	504
Regulatory assets	165	149
Other	30	45
Total current assets	836	1,020
Property, Plant and Equipment
Cost	14,948	14,241
Accumulated depreciation and amortization	(4,662)	(4,317)
Net property, plant and equipment	10,286	9,924
Other Noncurrent Assets
Regulatory assets	978	1,073
Other	189	147
Total other noncurrent assets	1,167	1,220
Total Assets	$12,289	$12,164
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$196	$263
Accounts payable to affiliated companies	78	74
Notes payable to affiliated companies	161	—
Taxes accrued	95	31
Interest accrued	57	61
Current maturities of long-term debt	3	3
Asset retirement obligations	54	—
Regulatory liabilities	24	40
Other	104	93
Total current liabilities	772	565
Long-Term Debt	3,630	3,633
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	925	1,900
Asset retirement obligations	727	866
Regulatory liabilities	1,723	748
Accrued pension and other post-retirement benefit costs	76	71
Investment tax credits	147	137
Other	18	27
Total other noncurrent liabilities	3,616	3,749
Commitments and Contingencies
Equity
Member's Equity	4,121	4,067
Total Liabilities and Equity	$12,289	$12,164
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$354	$381	$316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	462	499	439
Equity component of AFUDC	(28)	(16)	(11)
Gains on sales of other assets	—	—	(1)
Impairment charges	18	8	88
Deferred income taxes	152	213	262
Accrued pension and other post-retirement benefit costs	2	8	13
Contributions to qualified pension plans	—	(9)	(19)
Payments for asset retirement obligations	(45)	(46)	(19)
(Increase) decrease in
Receivables	59	(2)	(7)
Receivables from affiliated companies	(11)	(43)	44
Inventory	54	66	(21)
Other current assets	28	(67)	90
Increase (decrease) in
Accounts payable	(86)	8	33
Accounts payable to affiliated companies	4	(9)	25
Taxes accrued	64	(4)	35
Other current liabilities	(10)	(81)	26
Other assets	(28)	(27)	(82)
Other liabilities	(20)	(8)	(35)
Net cash provided by operating activities	969	871	1,176
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(840)	(755)	(690)
Purchases of available-for-sale securities	(20)	(14)	(9)
Proceeds from sales and maturities of available-for-sale securities	7	11	11
Proceeds from the sales of other assets	—	—	17
Notes receivable from affiliated companies	86	(3)	(83)
Other	(65)	32	(17)
Net cash used in investing activities	(832)	(729)	(771)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	494	—
Payments for the redemption of long-term debt	(5)	(478)	(5)
Notes payable to affiliated companies	161	—	(71)
Dividends to parent	—	—	(326)
Distributions to parent	(300)	(149)	—
Other	(1)	(1)	—
Net cash used in financing activities	(145)	(134)	(402)
Net (decrease) increase in cash and cash equivalents	(8)	8	3
Cash and cash equivalents at beginning of period	17	9	6
Cash and cash equivalents at end of period	$9	$17	$9
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$179	$171	$175
Cash paid for (received from) income taxes	117	(7)	(253)
Significant non-cash transactions:
Accrued capital expenditures	125	99	64
See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
					Other
					Comprehensive
					Income
		Additional			Net Gains on
	Common	Paid-in	Retained	Member's	Cash Flow	Total
(in millions)	Stock	Capital	Earnings	Equity	Hedges	Equity
Balance at December 31, 2014	$1	$1,384	$2,460	$—	$3	$3,848
Net income	—	—	316	—	—	316
Other comprehensive loss	—	—	—	—	(2)	(2)
Dividends to parent	—	—	(326)	—	—	(326)
Balance at December 31, 2015	$1	$1,384	$2,450	$—	$1	$3,836
Net income	—	—	—	381	—	381
Other comprehensive loss	—	—	—	—	(1)	(1)
Distributions to parent	—	—	—	(149)	—	(149)
Transfer to Member's Equity	(1)	(1,384)	(2,450)	3,835	—	—
Balance at December 31, 2016	$—	$—	$—	$4,067	$—	$4,067
Net income	—	—	—	354	—	354
Distributions to parent	—	—	—	(300)	—	(300)
Balance at December 31, 2017	$—	$—	$—	$4,121	$—	$4,121
See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Piedmont Natural Gas Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the periods ended December 31, 2017, October 31, 2016, October 31, 2015 and for the 2 months ended December 31, 2016 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2017, October 31, 2016, October 31, 2015 and for the 2 months ended December 31, 2016, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter
As discussed in Note 1 to the financial statements, effective for fiscal year 2016, the Company changed its fiscal year end from October 31 to December 31. This resulted in a 2-month transition period beginning November 1, 2016 through December 31, 2016.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018
We have served as the Company's auditor since 1951.

PART II

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Two Months Ended	Years Ended October 31,
(in millions)	December 31, 2017	December 31, 2016	2016	2015
Operating Revenues
Regulated natural gas	$1,319	$320	$1,139	$1,372
Nonregulated natural gas and other	9	2	10	11
Total operating revenues	1,328	322	1,149	1,383
Operating Expenses
Cost of natural gas	524	144	391	644
Operation, maintenance and other	315	52	353	305
Depreciation and amortization	148	23	137	129
Property and other taxes	48	7	43	42
Impairment charges	7	—	—	—
Total operating expenses	1,042	226	924	1,120
Operating Income	286	96	225	263
Equity in (losses) earnings of unconsolidated affiliates	(6)	2	29	34
Gain on sale of unconsolidated affiliates	—	—	133	—
Other income and expense, net	—	—	(1)	(1)
Total other income and expenses	(6)	2	161	33
Interest Expense	79	12	69	69
Income Before Income Taxes	201	86	317	227
Income Tax Expense	62	32	124	90
Net Income	$139	$54	$193	$137
Other Comprehensive Income (Loss), net of tax
Unrealized loss from hedging activities of equity method investments	—	—	(3)	(2)
Reclassification into earnings from hedging activities of equity method investments	—	—	4	1
Other Comprehensive Income (Loss), net of tax	—	—	1	(1)
Comprehensive Income	$139	$54	$194	$136
See Notes to Consolidated Financial Statements

PART II

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$19	$25
Receivables (net of allowance for doubtful accounts of $2 at 2017 and $3 at 2016)	275	232
Receivables from affiliated companies	7	7
Inventory	66	66
Regulatory assets	95	124
Other	52	21
Total current assets	514	475
Property, Plant and Equipment
Cost	6,725	6,174
Accumulated depreciation and amortization	(1,479)	(1,360)
Net property, plant and equipment	5,246	4,814
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	283	373
Investments in equity method unconsolidated affiliates	61	212
Other	65	21
Total other noncurrent assets	458	655
Total Assets	$6,218	$5,944
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$125	$155
Accounts payable to affiliated companies	13	8
Notes payable and commercial paper	—	330
Notes payable to affiliated companies	364	—
Taxes accrued	19	67
Interest accrued	31	33
Current maturities of long-term debt	250	35
Regulatory liabilities	3	—
Other	69	102
Total current liabilities	874	730
Long-Term Debt	1,787	1,786
Other Noncurrent Liabilities
Deferred income taxes	564	931
Asset retirement obligations	15	14
Regulatory liabilities	1,141	608
Accrued pension and other post-retirement benefit costs	5	14
Other	170	189
Total other noncurrent liabilities	1,895	1,756
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2017 and 2016	860	860
Retained earnings	802	812
Total equity	1,662	1,672
Total Liabilities and Equity	$6,218	$5,944

See Notes to Consolidated Financial Statements

PART II

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Two Months Ended	Years Ended October 31,
(in millions)	December 31, 2017	December 31, 2016	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139	$54	$193	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	25	148	140
Gains on sales of other assets	—	—	(133)	—
Impairment charges	7	—	—	—
Deferred income taxes	154	26	74	73
Equity in losses (earnings) from unconsolidated affiliates	6	(2)	(29)	(34)
Accrued pension and other post-retirement benefit costs	23	5	3	8
Contributions to qualified pension plans	(11)	(10)	(14)	(13)
Payments for asset retirement obligations	—	(1)	(6)	(6)
(Increase) decrease in
Receivables	(40)	(157)	12	3
Receivables from affiliated companies	—	—	(7)	—
Inventory	—	(11)	14	16
Other current assets	(20)	8	(98)	46
Increase (decrease) in
Accounts payable	(13)	35	6	(5)
Accounts payable to affiliated companies	5	4	6	—
Taxes accrued	(48)	(2)	38	4
Other current liabilities	(9)	2	28	(21)
Other assets	7	(7)	(107)	(5)
Other liabilities	(2)	5	180	29
Net cash provided by (used in) operating activities	349	(26)	308	372
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(585)	(113)	(522)	(444)
Contributions to equity method investments	(12)	(12)	(47)	(30)
Proceeds from the sales of other assets	—	—	175	—
Other	(6)	1	21	(5)
Net cash used in investing activities	(603)	(124)	(373)	(479)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	250	—	295	148
Issuance of common stock	—	—	122	81
Payments for the redemption of long-term debt	(35)	—	(40)	—
Notes payable and commercial paper	(330)	185	(195)	(15)
Notes payable to affiliated companies	364	—	—	—
Dividends to parent	—	(27)	—	—
Dividends paid	—	—	(114)	(103)
Other	(1)	—	—	—
Net cash provided by financing activities	248	158	68	111
Net (decrease) increase in cash and cash equivalents	(6)	8	3	4
Cash and cash equivalents at beginning of period	25	17	14	10
Cash and cash equivalents at end of period	$19	$25	$17	$14
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$78	$11	$81	$72
Cash (received from) paid for income taxes	(12)	—	(25)	3
Significant non-cash transactions:
Accrued capital expenditures	34	48	63	59
Transfer of ownership interest of certain equity method investees to parent	149	—	—	—

See Notes to Consolidated Financial Statements

PART II

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated
			Other
			Comprehensive
			Income (Loss)
			Net Loss on
			Hedging Activities
	Common	Retained	of Unconsolidated	Total
(in millions)	Stock	Earnings	Affiliates	Equity
Balance at October 31, 2014	$637	$672	$—	$1,309
Net income	—	137	—	137
Other comprehensive loss	—	—	(1)	(1)
Common stock issuances, including dividend reinvestment and employee benefits	85	—	—	85
Expenses from issuance of common stock	(1)	—	—	(1)
Common stock dividends	—	(103)	—	(103)
Balance at October 31, 2015	$721	$706	$(1)	$1,426
Net income	—	193	—	193
Other comprehensive income	—	—	1	1
Common stock issuances, including dividend reinvestment and employee benefits	139	—	—	139
Common stock dividends	—	(114)	—	(114)
Balance at October 31, 2016	$860	$785	$—	$1,645
Net income	—	54	—	54
Dividends to parent	—	(27)	—	(27)
Balance at December 31, 2016	$860	$812	$—	$1,672
Net income	—	139	—	139
Transfer of ownership interest of certain equity method investees to parent	—	(149)	—	(149)
Balance at December 31, 2017	$860	$802	$—	$1,662
See Notes to Consolidated Financial Statements

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

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
Tables within the notes may not sum across due to (i) Progress Energy's consolidation of Duke Energy Progress, Duke Energy Florida and other subsidiaries that are not registrants and (ii) subsidiaries that are not registrants but included in the consolidated Duke Energy balances.
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
In October 2016, Duke Energy completed the acquisition of Piedmont. Duke Energy's consolidated financial statements include Piedmont's results of operations and cash flows activity subsequent to the acquisition date. Effective November 1, 2016, Piedmont's fiscal year-end was changed from October 31 to December 31, the year-end of Duke Energy. A transition report was filed on Form 10-Q (Form 10-QT) as of December 31, 2016, for the transition period from November 1, 2016, to December 31, 2016. See Note 2 for additional information regarding the acquisition.
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
The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to Combined Notes to Consolidated Financial Statements. However, none of the Subsidiary Registrants make any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, the generation and sale of electricity in portions of Kentucky and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers and recorded in Operating Revenues on the Consolidated Statements of Operations and Comprehensive Income. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). References herein to Duke Energy Ohio collectively include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. On April 2, 2015, Duke Energy completed the sale of its nonregulated Midwest generation business, which sold power into wholesale energy markets, to a subsidiary of Dynegy Inc. (Dynegy). For further information about the sale of the Midwest Generation business, refer to Note 2. Substantially all of Duke Energy Ohio's operations that remain after the sale qualify for regulatory accounting.
Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and FERC.
Piedmont is a regulated public utility primarily engaged in the distribution of natural gas in portions of North Carolina, South Carolina and Tennessee. Piedmont is subject to the regulatory provisions of the NCUC, PSCSC, Tennessee Public Utility Commission (TPUC) and FERC.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Other Current Assets and Liabilities
The following table provides a description of amounts included in Other within Current Assets or Current Liabilities that exceed 5 percent of total Current Assets or Current Liabilities on the Duke Energy Registrants' Consolidated Balance Sheets at either December 31, 2017, or 2016.

		December 31,
(in millions)	Location	2017	2016
Duke Energy
Accrued compensation	Current Liabilities	$757	$765
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$252	$248
Customer deposits	Current Liabilities	121	155
Progress Energy
Income taxes receivable	Current Assets	$278	$19
Customer deposits	Current Liabilities	338	363
Duke Energy Progress
Customer deposits	Current Liabilities	$129	$141
Accrued compensation	Current Liabilities	132	135
Duke Energy Florida
Customer deposits	Current Liabilities	$208	$222
Duke Energy Ohio
Income taxes receivable	Current Assets	$36	$16
Customer deposits	Current Liabilities	46	62
Duke Energy Indiana
Customer deposits	Current Liabilities	$45	$44
Piedmont
Income taxes receivable	Current Assets	$43	$9
Discontinued Operations
The results of operations of the International Disposal Group as well as Duke Energy Ohio's nonregulated Midwest Generation business and Duke Energy Retail Sales, LLC (collectively, Midwest Generation Disposal Group) have been classified as Discontinued Operations on Duke Energy's Consolidated Statements of Operations. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented. See Note 2 for additional information.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Attributable to Controlling Interests
For the year ended December 31, 2017, the Loss From Discontinued Operations, net of tax on Duke Energy's Consolidated Statement of Operations is entirely attributable to controlling interest. The following table presents Net Income Attributable to Duke Energy Corporation for continuing operations and discontinued operations for the years ended December 31, 2016, and 2015.

	Year ended December 31,
(in millions)	2016	2015
Income from Continuing Operations	$2,578	$2,654
Income from Continuing Operations Attributable to Noncontrolling Interests	7	9
Income from Continuing Operations Attributable to Duke Energy Corporation	$2,571	$2,645
(Loss) Income From Discontinued Operations, net of tax	$(408)	$177
Income from Discontinued Operations Attributable to Noncontrolling Interests, net of tax	11	6
(Loss) Income From Discontinued Operations Attributable to Duke Energy Corporation, net of tax	$(419)	$171
Net Income	$2,170	$2,831
Net Income Attributable to Noncontrolling Interests	18	15
Net Income Attributable to Duke Energy Corporation	$2,152	$2,816
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
Regulatory accounting rules also require recognition of a disallowance (also called "impairment") loss if it becomes probable that part of the cost of a plant under construction (or a recently completed plant or an abandoned plant) will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made. These disallowances can require judgments on allowed future rate recovery.
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
Restricted Cash
The Duke Energy Registrants have restricted cash related primarily to collateral assets, escrow deposits and variable interest entities (VIEs). Restricted cash balances are reflected in Other within Current Assets and in Other within Other Noncurrent Assets on the Consolidated Balance Sheets. At December 31, 2017, and 2016, Duke Energy had restricted cash totaling $147 million and $137 million, respectively.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Inventory
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Inventory, including excess or obsolete inventory, is written-down to the lower of cost or market value. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. Provisions for inventory write-offs were not material at December 31, 2017, and 2016. The components of inventory are presented in the tables below.

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,293	$744	$1,118	$774	$343	$82	$309	$2
Coal	603	192	255	139	116	17	139	—
Natural gas, oil and other	354	35	219	104	115	34	2	64
Total inventory	$3,250	$971	$1,592	$1,017	$574	$133	$450	$66

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,374	$767	$1,167	$813	$354	$84	$312	$1
Coal	774	251	314	148	166	19	190	—
Natural gas, oil and other	374	37	236	115	121	34	2	65
Total inventory	$3,522	$1,055	$1,717	$1,076	$641	$137	$504	$66
Investments in Debt and Equity Securities
The Duke Energy Registrants classify investments into two categories – trading and available-for-sale. Both categories are recorded at fair value on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in earnings. For certain investments of regulated operations, such as substantially all of the Nuclear Decommissioning Trust Funds (NDTF), realized and unrealized gains and losses (including any other-than-temporary impairments (OTTIs)) on available-for-sale securities are recorded as a regulatory asset or liability. Otherwise, unrealized gains and losses are included in Accumulated Other Comprehensive Income (AOCI), unless other-than-temporarily impaired. OTTIs for equity securities and the credit loss portion of debt securities of nonregulated operations are included in earnings. Investments in debt and equity securities are classified as either current or noncurrent based on management’s intent and ability to sell these securities, taking into consideration current market liquidity. See Note 15 for further information.
Goodwill and Intangible Assets
Goodwill
Effective with Piedmont's change in fiscal year end to December 31, as discussed above, Piedmont changed the date of its annual impairment testing of goodwill from October 31 to August 31 to align with the other Duke Energy Registrants.
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont perform annual goodwill impairment tests as of August 31 each year at the reporting unit level, which is determined to be an operating segment or one level below. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update these tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Intangible Assets
Intangible assets are included in Other in Other Noncurrent Assets on the Consolidated Balance Sheets. Generally, intangible assets are amortized using an amortization method that reflects the pattern in which the economic benefits of the intangible asset are consumed or on a straight-line basis if that pattern is not readily determinable. Amortization of intangibles is reflected in Depreciation and amortization on the Consolidated Statements of Operations. Intangible assets are subject to impairment testing and if impaired, the carrying value is accordingly reduced.
Emission allowances permit the holder of the allowance to emit certain gaseous byproducts of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOX). Allowances are issued by the U.S. Environmental Protection Agency (EPA) at zero cost and may also be bought and sold via third-party transactions. Allowances allocated to or acquired by the Duke Energy Registrants are held primarily for consumption. Carrying amounts for emission allowances are based on the cost to acquire the allowances or, in the case of a business combination, on the fair value assigned in the allocation of the purchase price of the acquired business. Emission allowances are expensed to Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
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
The Duke Energy Registrants assess fair value of long-lived assets using various methods, including recent comparable third-party sales, internally developed discounted cash flow analysis and analysis from outside advisors. Triggering events to reassess cash flows may include, but are not limited to, significant changes in commodity prices, the condition of an asset or management’s interest in selling the asset.
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

	Years Ended December 31,
	2017	2016	2015
Duke Energy	2.8%	2.8%	2.9%
Duke Energy Carolinas	2.8%	2.8%	2.8%
Progress Energy	2.6%	2.7%	2.6%
Duke Energy Progress	2.6%	2.6%	2.6%
Duke Energy Florida	2.8%	2.8%	2.7%
Duke Energy Ohio	2.8%	2.6%	2.7%
Duke Energy Indiana	3.0%	3.1%	3.0%
Piedmont(a)	2.3%

(a)
Piedmont's weighted average depreciation rate was 2.4 percent, 2.4 percent, and 2.5 percent for the annualized two months ended December 31, 2016 and for the years ended October 31, 2016 and 2015, respectively.

In general, when the Duke Energy Registrants retire regulated property, plant and equipment, the original cost plus the cost of retirement, less salvage value, is charged to accumulated depreciation. However, when it becomes probable the asset will be retired substantially in advance of its original expected useful life or is abandoned, the cost of the asset and the corresponding accumulated depreciation is recognized as a separate asset. If the asset is still in operation, the net amount is classified as Generation facilities to be retired, net on the Consolidated Balance Sheets. If the asset is no longer operating, the net amount is classified in Regulatory assets on the Consolidated Balance Sheets if deemed recoverable (see discussion of long-lived asset impairments above). When it becomes probable an asset will be abandoned, the cost of the asset and accumulated depreciation is reclassified to Regulatory assets on the Consolidated Balance Sheets for amounts recoverable in rates. The carrying value of the asset is based on historical cost if the Duke Energy Registrants are allowed to recover the remaining net book value and a return equal to at least the incremental borrowing rate. If not, an impairment is recognized to the extent the net book value of the asset exceeds the present value of future revenues discounted at the incremental borrowing rate.
When the Duke Energy Registrants sell entire regulated operating units, or retire or sell nonregulated properties, the original cost and accumulated depreciation and amortization balances are removed from Property, Plant and Equipment on the Consolidated Balance Sheets. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.
See Note 10 for further information.
Nuclear Fuel
Nuclear fuel is classified as Property, Plant and Equipment on the Consolidated Balance Sheets, except for Duke Energy Florida. Nuclear fuel amounts at Duke Energy Florida were reclassified to Regulatory assets pursuant to the Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida Office of Public Counsel (Florida OPC) and other customer advocates (the 2013 Settlement).

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
Revenue Recognition and Unbilled Revenue
Revenues on sales of electricity and natural gas are recognized when service is provided or the product is delivered. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer mix, average price in effect for customer classes, timing of rendering customer bills and meter reading schedules, and the impact of weather normalization or margin decoupling mechanisms.
Unbilled revenues are included within Receivables and Receivables of VIEs on the Consolidated Balance Sheets as shown in the following table.

	December 31,
(in millions)	2017	2016
Duke Energy	$944	$831
Duke Energy Carolinas	342	313
Progress Energy	228	161
Duke Energy Progress	143	102
Duke Energy Florida	85	59
Duke Energy Ohio	4	2
Duke Energy Indiana	21	32
Piedmont	86	77

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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

	December 31,
(in millions)	2017	2016
Duke Energy Ohio	$104	$97
Duke Energy Indiana	132	123
Allowance for Doubtful Accounts
Allowances for doubtful accounts are presented in the following table.

	December 31,
(in millions)	2017	2016	2015
Allowance for Doubtful Accounts
Duke Energy	$14	$14	$12
Duke Energy Carolinas	2	2	3
Progress Energy	4	6	6
Duke Energy Progress	1	4	4
Duke Energy Florida	3	2	2
Duke Energy Ohio	3	2	2
Duke Energy Indiana	2	1	1
Piedmont(a)	2	3
Allowance for Doubtful Accounts – VIEs
Duke Energy	$54	$54	$53
Duke Energy Carolinas	7	7	7
Progress Energy	7	7	8
Duke Energy Progress	5	5	5
Duke Energy Florida	2	2	3
(a)    Piedmont's allowance for doubtful accounts was $2 million as of October 31, 2016, and 2015.
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
See Note 14 for further information.
Captive Insurance Reserves
Duke Energy has captive insurance subsidiaries that provide coverage, on an indemnity basis, to the Subsidiary Registrants as well as certain third parties, on a limited basis, for financial losses, primarily related to property, workers’ compensation and general liability. Liabilities include provisions for estimated losses incurred but not yet reported (IBNR), as well as estimated provisions for known claims. IBNR reserve estimates are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from experience.
Duke Energy, through its captive insurance entities, also has reinsurance coverage with third parties for certain losses above a per occurrence and/or aggregate retention. Receivables for reinsurance coverage are recognized when realization is deemed probable.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
Severance and Special Termination Benefits
Duke Energy has severance plans under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. A liability for involuntary severance is recorded once an involuntary severance plan is committed to by management if involuntary severances are probable and can be reasonably estimated. For involuntary severance benefits incremental to its ongoing severance plan benefits, the fair value of the obligation is expensed at the communication date if there are no future service requirements or over the required future service period. From time to time, Duke Energy offers special termination benefits under voluntary severance programs. Special termination benefits are recorded immediately upon employee acceptance absent a significant retention period. Otherwise, the cost is recorded over the remaining service period. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the benefits being offered. See Note 19 for further information.
Guarantees
If necessary, liabilities are recognized at the time of issuance or material modification of a guarantee for the estimated fair value of the obligation it assumes. Fair value is estimated using a probability-weighted approach. The obligation is reduced over the term of the guarantee or related contract in a systematic and rational method as risk is reduced. Any additional contingent loss for guarantee contracts subsequent to the initial recognition of a liability is accounted for and recognized at the time a loss is probable and can be reasonably estimated. See Note 7 for further information.
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
Income Taxes
Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns. The Subsidiary Registrants are parties to a tax-sharing agreement with Duke Energy. Income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. Deferred income taxes have been provided for temporary differences between GAAP and tax bases of assets and liabilities because the differences create taxable or tax-deductible amounts for future periods. Investment tax credits (ITCs) associated with regulated operations are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties.
Accumulated deferred income taxes are valued using the enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. In the event of a change in tax rates, deferred tax assets and liabilities are remeasured as of the enactment date of the new rate. To the extent that the change in the value of the deferred tax represents an obligation to customers, the impact of the remeasurement is deferred to a regulatory liability. Remaining impacts are recorded in income from continuing operations. Other impacts of the Tax Act have been recorded on a provisional basis, see Note 22, “Income Taxes,” for additional information. If Duke Energy's estimate of the tax effect of reversing temporary differences is not reflective of actual outcomes, is modified to reflect new developments or interpretations of the tax law, revised to incorporate new accounting principles, or changes in the expected timing or manner of the reversal then Duke Energy's results of operations could be impacted.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Tax-related interest and penalties are recorded in Interest Expense and Other Income and Expenses, net in the Consolidated Statements of Operations.
See Note 22 for further information.
Accounting for Renewable Energy Tax Credits
When Duke Energy receives ITCs on wind or solar facilities, it reduces the basis of the property recorded on the Consolidated Balance Sheets by the amount of the ITC and, therefore, the ITC benefit is ultimately recognized in the statement of operations through reduced depreciation expense. Additionally, certain tax credits and government grants result in an initial tax depreciable base in excess of the book carrying value by an amount equal to one half of the ITC. Deferred tax benefits are recorded as a reduction to income tax expense in the period that the basis difference is created.
Excise Taxes
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, the taxes are accounted for net. Excise taxes accounted for on a gross basis within both Operating Revenues and Property and other taxes in the Consolidated Statements of Operations were as follows.

	Years Ended December 31,
(in millions)	2017	2016	2015
Duke Energy	$376	$362	$396
Duke Energy Carolinas	36	31	31
Progress Energy	220	213	229
Duke Energy Progress	19	18	16
Duke Energy Florida	201	195	213
Duke Energy Ohio	98	100	102
Duke Energy Indiana	20	17	34
Piedmont(a)	2

(a)	Piedmont's excise taxes were immaterial for the two months ended December 31, 2016, and $2 million for the years ended October 31, 2016, and 2015.
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, as further described in Note 4, due to conditions established by regulators in conjunction with merger transaction approvals, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Indiana and Piedmont have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2017, and 2016, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.
New Accounting Standards
The new accounting standards adopted for 2017 and 2016 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. The following accounting standards were adopted by the Duke Energy Registrants during 2017.
Stock-Based Compensation and Income Taxes. In first quarter 2017, Duke Energy adopted Financial Accounting Standards Board (FASB) guidance, which revised the accounting for stock-based compensation and the associated income taxes. The adopted guidance changed certain aspects of accounting for stock-based payment awards to employees including the accounting for income taxes and classification on the Consolidated Statements of Cash Flows. The primary impact to Duke Energy as a result of implementing this guidance was a cumulative-effect adjustment to retained earnings for tax benefits not previously recognized and additional income tax expense for the 12 months ended December 31, 2017. See the Duke Energy Consolidated Statements of Changes in Equity for further information.
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
The following new accounting standards have been issued, but have not yet been adopted by the Duke Energy Registrants, as of December 31, 2017.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy has identified material revenue streams, which served as the basis for accounting analysis and documentation of the impact of this guidance on revenue recognition. The accounting analysis included reviewing representative contracts and tariffs for each material revenue stream. Most of Duke Energy’s revenue will be in scope of the new guidance. The majority of our sales, including energy provided to residential customers, are from tariff offerings that provide natural gas or electricity without a defined contractual term ("at-will"). For such arrangements, revenue from contracts with customers will be equivalent to the electricity or natural gas supplied and billed in that period (including estimated billings). As such, there will not be a significant shift in the timing or pattern of revenue recognition for such sales.
Also included in the accounting analysis was the evaluation of certain long-term revenue streams including electric wholesale contracts and renewables power purchase agreements (PPAs). For such arrangements, Duke Energy does not expect material changes to the pattern of revenue recognition on the registrants. In addition, Duke Energy has monitored the activities of the power and utilities industry revenue recognition task force including draft accounting positions released in October 2017 and the impact, if any, on Duke Energy’s specific contracts and conclusions. Potential revisions to processes, policies and controls, primarily related to evaluating supplemental disclosures required as a result of adopting this guidance, will be evaluated and implemented as necessary. Some revenue arrangements, such as alternative revenue programs and certain PPAs accounted for as leases, are excluded from the scope of the new revenue recognition guidance and, therefore, will be accounted for and evaluated for separate presentation and disclosure under other relevant accounting guidance.
Duke Energy intends to use the modified retrospective method of adoption effective January 1, 2018. Under the modified retrospective method of adoption, prior year reported results are not restated and a cumulative-effect adjustment, if applicable, is recorded to retained earnings at January 1, 2018, as if the standard had always been in effect. In addition, disclosures, if applicable, include a comparison to what would have been reported for 2018 under the previous revenue recognition rules to assist financial statement users in understanding how revenue recognition has changed as a result of this standard and to facilitate comparability with prior year reported results, which are not restated under the modified retrospective approach as described above. Duke Energy will utilize certain practical expedients including applying this guidance to open contracts at the date of adoption and recognizing revenues for certain contracts under the invoice practical expedient, which allows revenue recognition to be consistent with invoiced amounts (including estimated billings) provided certain criteria are met, including consideration of whether the invoiced amounts reasonably represent the value provided to customers. While the adoption of this guidance is not expected to have a material impact on either the timing or amount of revenues recognized in Duke Energy's financial statements, Duke Energy anticipates additional disclosures around the nature, amount, timing and uncertainty of our revenues and cash flows arising from contracts with customers. Duke Energy continues to evaluate what information will be most useful for users of the financial statements, including information already provided in disclosures outside of the financial statement footnotes. These additional disclosures are expected to include the disaggregation of revenues by customer class.
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
For Duke Energy, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018, by recording a cumulative effect adjustment to retained earnings as of January 1, 2018. This guidance is expected to have minimal impact on the Duke Energy Registrant's Consolidated Statements of Operations and Comprehensive Income as changes in the fair value of most of the Duke Energy Registrants' available-for-sale equity securities are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019. The guidance is applied using a modified retrospective approach. Upon adoption, Duke Energy expects to elect the practical expedients, which would require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases. Additionally, we expect to adopt the optional transition practical expedient allowing the entity not to reassess the accounting for land easements that currently exist at the adoption of the lease standard on January 1, 2019. Duke Energy is currently evaluating the financial statement impact of adopting this standard and is continuing to monitor industry implementation issues, including easements, pole attachments and renewable PPAs. Other than an expected increase in assets and liabilities, the ultimate impact of the new standard has not yet been determined. Significant system enhancements, including additional processes and controls, will be required to facilitate the identification, tracking and reporting of potential leases based upon requirements of the new lease standard. Duke Energy has begun the implementation of a third-party software tool to help with the adoption and ongoing accounting under the new standard.
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
For Duke Energy, this guidance is effective for the interim and annual periods beginning January 1, 2018. The guidance will be applied using a retrospective transition method to each period presented. Upon adoption by Duke Energy, the revised guidance will result in a change to the amount of cash and cash equivalents and restricted cash explained when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. Prior to adoption, the Duke Energy Registrants reflect changes in restricted cash within Cash Flows from Investing Activities and within Cash Flows from Operating Activities on the Consolidated Statement of Cash Flows. As a result of this change, our Cash and cash equivalents balance on the Consolidated Statement of Cash Flows as of December 31, 2017 will change by $147 million.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Retirement Benefits. In March 2017, the FASB issued revised accounting guidance for the presentation of net periodic costs related to benefit plans. Current GAAP permits the aggregation of all the components of net periodic costs on the Consolidated Statement of Operations and does not require the disclosure of the location of net periodic costs on the Consolidated Statement of Operations. Under the amended guidance, the service cost component of net periodic costs must be included within Operating Income within the same line as other compensation expenses. All other components of net periodic costs must be outside of Operating Income. In addition, the updated guidance permits only the service cost component of net periodic costs to be capitalized to Inventory or Property, Plant and Equipment. This represents a change from current GAAP, which permits all components of net periodic costs to be capitalized. These amendments should be applied retrospectively for the presentation of the various components of net periodic costs and prospectively for the change in eligible costs to be capitalized. The guidance allows for a practical expedient that permits a company to use amounts disclosed in prior-period financial statements as the estimation basis for applying the retrospective presentation requirements.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2018. Duke Energy currently presents the total non-capitalized net periodic costs within Operation, maintenance and other on the Consolidated Statement of Operations. The adoption of this guidance will result in a retrospective change to reclassify the presentation of the non-service cost (benefit) components of net periodic costs to Other income and expenses. Duke Energy intends to utilize the practical expedient for retrospective presentation. The change in net periodic costs eligible for capitalization is applicable prospectively. Since Duke Energy’s service cost component is expected to be greater than the total net periodic costs, the change will result in increased capitalization of net periodic costs, higher Operation, maintenance and other and higher Other income and expenses. The resulting impact to Duke Energy is expected to be an immaterial increase in Net Income resulting from the limitation of eligible capitalization of net periodic costs to the service cost component, which is larger than the total net periodic costs.
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
The significant assets and liabilities for which valuation adjustments were reflected within the purchase price allocation include the acquired equity method investments and long-term debt. The difference between the fair value and the pre-merger carrying values of long-term debt for regulated operations was recorded as a regulatory asset.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Under Securities and Exchange Commission (SEC) regulations, Duke Energy elected not to apply push down accounting to the stand-alone Piedmont financial statements.
Accounting Charges Related to the Acquisition
Duke Energy incurred pretax non-recurring transaction and integration costs associated with the acquisition of $103 million, $439 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amounts recorded on the Consolidated Statements of Operations in 2017 were primarily system integration costs of $71 million related to combining the various operational and financial systems of Duke Energy and Piedmont, including a one-time software impairment resulting from planned accounting system and process integration. A $7 million charge was recorded within Impairment Charges, with the remaining $64 million recorded within Operation, maintenance and other.
Amounts recorded in 2016 include:

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
The majority of transition and integration activities are expected to be completed by the end of 2018.
Pro Forma Financial Information
The following unaudited pro forma financial information reflects the combined results of operations of Duke Energy and Piedmont as if the merger had occurred as of January 1, 2015. The pro forma financial information does not include potential cost savings, intercompany revenues, Piedmont’s earnings from a certain equity method investment sold immediately prior to the merger or non-recurring transaction and integration costs incurred by Duke Energy and Piedmont. The after-tax non-recurring transaction and integration costs incurred by Duke Energy and Piedmont were $279 million and $19 million for the years ended December 31, 2016, and 2015, respectively.
This information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy.

	Years Ended December 31,
(in millions)	2016	2015
Operating Revenues	$23,504	$23,570
Net Income Attributable to Duke Energy Corporation	2,442	2,877
Piedmont's Earnings
Piedmont's revenues and net income included in Duke Energy's Consolidated Statements of Operations for the year ended December 31, 2016, were $367 million and $20 million, respectively. Piedmont's revenues and net income for the year ended December 31, 2016, include the impact of non-recurring transaction costs of $10 million and $46 million, respectively.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DISPOSITIONS
For the year ended December 31, 2017, the Loss from Discontinued Operations, net of tax, was immaterial. The following table summarizes the (Loss) Income from Discontinued Operations, net of tax recorded on Duke Energy's Consolidated Statements of Operations for the years ended December 31, 2016, and 2015:

	Years Ended December 31,
(in millions)	2016	2015
International Energy Disposal Group	$(534)	$157
Midwest Generation Disposal Group	36	33
Other(a)	90	(13)
(Loss) Income from Discontinued Operations, net of tax	$(408)	$177

(a)
Relates to previously sold businesses not related to the Disposal Groups. The amount for 2016 represents an income tax benefit resulting from immaterial out of period deferred tax liability adjustments. The amount for 2015 includes indemnifications provided for certain legal, tax and environmental matters and foreign currency translation adjustments.

2016 Sale of International Energy
In February 2016, Duke Energy announced it had initiated a process to divest its International Energy businesses, excluding the equity method investment in NMC (the International Disposal Group), and in October 2016, announced it had entered into two separate purchase and sale agreements to execute the divestiture. Both sales closed in December of 2016, resulting in available cash proceeds of $1.9 billion, excluding transaction costs. Proceeds were primarily used to reduce Duke Energy holding company (the parent) debt. Existing favorable tax attributes result in no immediate U.S. federal-level cash tax impacts. Details of each transaction are as follows:

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
The following table presents the results of the International Disposal Group for the years ended December 31, 2016, and 2015, which are included in (Loss) Income from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2016	2015
Operating Revenues	$988	$1,088
Fuel used in electric generation and purchased power	227	306
Cost of natural gas	43	53
Operation, maintenance and other	341	334
Depreciation and amortization(a)	62	92
Property and other taxes	15	7
Impairment charges (b)	194	13
(Loss) Gains on Sales of Other Assets and Other, net	(3)	6
Other Income and Expenses, net	58	23
Interest Expense	82	85
Pretax loss on disposal(c)	(514)	—
(Loss) Income before income taxes(d)	(435)	227
Income tax expense(e)(f)	99	70
(Loss) Income from discontinued operations of the International Disposal Group	$(534)	$157

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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

(d)	Pretax (Loss) Income attributable to Duke Energy Corporation was $(445) million and $221 million for the years ended December 31, 2016 and 2015, respectively.

(e)	2016 amount includes $126 million of income tax expense on the disposal, which primarily reflects in-country taxes incurred as a result of the sale. The after-tax loss on disposal was $640 million.

(f)	2016 amount includes an income tax benefit of $95 million. See Note 22, "Income Taxes," for additional information.
Duke Energy has elected not to separately disclose discontinued operations on the Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the International Disposal Group.

	Years Ended December 31,
(in millions)	2016	2015
Cash flows provided by (used in):
Operating activities	$204	$248
Investing activities	(434)	177
Other Sale Related Matters
During 2017, Duke Energy provided certain transition services to CTG and I Squared Capital. Cash flows related to providing the transition services were not material as of December 31, 2017. All transition services related to the International Disposal Group ended in 2017. Additionally, Duke Energy will reimburse CTG and I Squared Capital for all tax obligations arising from the period preceding consummation on the transactions, totaling approximately $78 million. Duke Energy has not recorded any other liabilities, contingent liabilities or indemnifications related to the International Disposal Group.
2015 Midwest Generation Exit
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

	Duke Energy		Duke Energy Ohio
	Years Ended December 31,		Years Ended December 31,
(in millions)	2016	2015	2016	2015
Operating Revenues	$—	$543	$—	$412
Pretax Loss on disposal(a)	—	(45)	—	(52)

Income (loss) before income taxes(b)	$—	$59	$—	$44
Income tax (benefit) expense(c)	(36)	26	(36)	21
Income (loss) from discontinued operations	$36	$33	$36	$23

(a)	The Loss on disposal includes impairments recorded to adjust the carrying amount of the assets to the estimated fair value of the business, based on the selling price to Dynegy less cost to sell.

(b)
2015 amounts include the impact of an $81 million charge for the settlement agreement reached in a lawsuit related to the Midwest Generation Disposal Group. Refer to Note 5 for further information about the lawsuit.

(c)	2016 amounts result from immaterial out of period deferred tax liability adjustments.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

3. BUSINESS SEGMENTS
Operating segments are determined based on information used by the chief operating decision-maker in deciding how to allocate resources and evaluate the performance of the business. Duke Energy evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated on the Consolidated Financial Statements. Certain governance costs are allocated to each segment. In addition, direct interest expense and income taxes are included in segment income.
Products and services are sold between affiliate companies and reportable segments of Duke Energy at cost. Segment assets as presented in the tables that follow exclude all intercompany assets.
Duke Energy
Duke Energy's segment structure includes the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables.
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
The Commercial Renewables segment is primarily comprised of nonregulated utility scale wind and solar generation assets located throughout the U.S.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of corporate interest expense, unallocated corporate costs, contributions to the Duke Energy Foundation and the operations of Duke Energy’s wholly owned captive insurance subsidiary, Bison Insurance Company Limited (Bison). Other also includes Duke Energy's interest in NMC. See Note 12 for additional information on the investment in NMC.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Year Ended December 31, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$21,300	$1,743	$460	$23,503	$62	$—	$23,565
Intersegment Revenues	31	93	—	124	76	(200)	—
Total Revenues	$21,331	$1,836	$460	$23,627	$138	$(200)	$23,565
Interest Expense	$1,240	$105	$87	$1,432	$574	$(20)	$1,986
Depreciation and amortization	3,010	231	155	3,396	131	—	3,527
Equity in earnings (losses) of unconsolidated affiliates	5	62	(5)	62	57	—	119
Income tax expense (benefit)(a)	1,355	116	(628)	843	353	—	1,196
Segment income (loss)(b)(c)(d)	3,210	319	441	3,970	(905)	—	3,065
Add back noncontrolling interest component							5
Loss from discontinued operations, net of tax							(6)
Net income							$3,064
Capital investments expenditures and acquisitions	$7,024	$907	$92	$8,023	$175	$—	$8,198
Segment assets	119,423	11,462	4,156	135,041	2,685	188	137,914

(a)
All segments include impacts of the Tax Cuts and Jobs Act (the Tax Act). Electric Utilities and Infrastructure includes a $231 million benefit, Gas Utilities and Infrastructure includes a $26 million benefit, Commercial Renewables includes a $442 million benefit and Other includes charges of $597 million.

(b)	Electric Utilities and Infrastructure includes after-tax regulatory settlement charges of $98 million. See Note 4 for additional information.

(c)
Commercial Renewables includes after-tax impairment charges of $74 million related to certain wind projects and the Energy Management Solutions reporting unit. See Notes 10 and 11 for additional information.

(d)	Other includes $64 million of after-tax costs to achieve the Piedmont merger. See Note 2 for additional information.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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

	Year Ended December 31, 2015
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$21,489	$536	$286	$22,311	$60	$—	$22,371
Intersegment Revenues	32	5	—	37	75	(112)	—
Total Revenues	$21,521	$541	$286	$22,348	$135	$(112)	$22,371
Interest Expense	$1,074	$25	$44	$1,143	$393	$(9)	$1,527
Depreciation and amortization	2,735	79	104	2,918	135	—	3,053
Equity in (losses) earnings of unconsolidated affiliates	(2)	1	(6)	(7)	76	—	69
Income tax expense (benefit)	1,602	44	(128)	1,518	(262)	—	1,256
Segment income (loss) (a)(b)(c)	2,819	73	52	2,944	(299)	—	2,645
Add back noncontrolling interest component							9
Income from discontinued operations, net of tax(d)							177
Net income							$2,831
Capital investments expenditures and acquisitions(e)	$6,852	$234	$1,019	$8,105	$258	$—	$8,363
Segment assets(f)	109,097	2,637	3,861	115,595	5,373	188	121,156

(a)	Electric Utilities and Infrastructure includes an after-tax charge of $58 million related to the Edwardsport settlement. Refer to Note 4 for further information.

(b)	Other includes $60 million of after-tax costs to achieve mergers.

(c)	Other includes after-tax charges of $77 million related to cost savings initiatives. Refer to Note 19 for further information.

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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Geographical Information
For the years ended December 31, 2017, 2016 and 2015, all assets and revenues from continuing operations are within the U.S.
Major Customers
For the year ended December 31, 2017, revenues from one customer of Duke Energy Progress are $521 million. Duke Energy Progress has one reportable segment, Electric Utilities and Infrastructure. No other subsidiary registrant has an individual customer representing more than 10 percent of its revenues.
Products and Services
The following table summarizes revenues of the reportable segments by type.

	Retail	Wholesale	Retail		Total
(in millions)	Electric	Electric	Natural Gas	Other	Revenues
2017
Electric Utilities and Infrastructure	$18,177	$2,104	$—	$1,050	$21,331
Gas Utilities and Infrastructure	—	—	1,732	104	1,836
Commercial Renewables	—	375	—	85	460
Total Reportable Segments	$18,177	$2,479	$1,732	$1,239	$23,627
2016
Electric Utilities and Infrastructure	$18,338	$2,095	$—	$933	$21,366
Gas Utilities and Infrastructure	—	—	871	30	901
Commercial Renewables	—	303	—	181	484
Total Reportable Segments	$18,338	$2,398	$871	$1,144	$22,751
2015
Electric Utilities and Infrastructure	$18,695	$2,014	$—	$812	$21,521
Gas Utilities and Infrastructure	—	—	546	(5)	541
Commercial Renewables	—	245	—	41	286
Total Reportable Segments	$18,695	$2,259	$546	$848	$22,348
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The remainder of Duke Energy Ohio's operations is presented as Other, which is primarily comprised of governance costs allocated by its parent, Duke Energy, and revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from OVEC's (Ohio Valley Electric Corporation) power plants. See Note 13 for additional information on related party transactions. For the years ended December 31, 2017, 2016 and 2015, all Duke Energy Ohio assets and revenues are within the U.S.

	Year Ended December 31, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,373	$508	$1,881	$42	$—	$1,923
Interest expense	$62	$28	$90	$1	$—	$91
Depreciation and amortization	178	83	261	$—	—	261
Income tax expense (benefit)	40	39	79	$(20)	—	59
Segment income (loss)	138	85	223	$(30)	—	193
Loss from discontinued operations, net of tax						(1)
Net income						$192
Capital expenditures	$491	$195	$686	$—	$—	$686
Segment assets	5,066	2,758	7,824	66	(15)	7,875

	Year Ended December 31, 2016
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,410	$503	$1,913	$31	$—	$1,944
Interest expense	$58	$27	$85	$1	$—	$86
Depreciation and amortization	151	80	231	2	—	233
Income tax expense (benefit)	55	44	99	(21)	—	78
Segment income (loss)	154	77	231	(39)	—	192
Income from discontinued operations, net of tax						36
Net income						$228
Capital expenditures	$322	$154	$476	$—	$—	$476
Segment assets	4,782	2,696	7,478	62	(12)	7,528

	Year Ended December 31, 2015
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,331	$541	$1,872	$33	$—	$1,905
Interest expense	$53	$25	$78	$1	$—	$79
Depreciation and amortization	147	79	226	1	—	227
Income tax expense (benefit)	59	45	104	(23)	—	81
Segment income (loss)	118	73	191	(41)	(1)	149
Income from discontinued operations, net of tax						23
Net income						$172
Capital expenditures	$264	$135	$399	$—	$—	$399
Segment assets	4,534	2,516	7,050	56	(9)	7,097
4. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
The Duke Energy Registrants record regulatory assets and liabilities that result from the ratemaking process. See Note 1 for further information.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following tables present the regulatory assets and liabilities recorded on the Consolidated Balance Sheets of Duke Energy and Progress Energy. See separate tables below for balances by individual registrant.

	Duke Energy		Progress Energy
	December 31,		December 31,
(in millions)	2017	2016	2017	2016
Regulatory Assets
AROs – coal ash	$4,025	$3,761	$1,984	$1,830
AROs – nuclear and other	852	684	655	569
Accrued pension and OPEB	2,249	2,387	906	882
Retired generation facilities	480	534	386	422
Debt fair value adjustment	1,197	1,313	—	—
Net regulatory asset related to income taxes	—	894	—	231
Storm cost deferrals	531	153	526	148
Nuclear asset securitized balance, net	1,142	1,193	1,142	1,193
Hedge costs deferrals	234	217	94	91
Derivatives – natural gas supply contracts	142	187	—	—
Demand side management (DSM)/Energy efficiency (EE)	530	407	281	278
Grid modernization	39	65	—	—
Vacation accrual	213	196	42	38
Deferred fuel and purchased power	507	156	349	111
Nuclear deferral	119	226	35	134
Post-in-service carrying costs (PISCC) and deferred operating expenses	366	413	38	42
Transmission expansion obligation	46	71	—	—
Manufactured gas plant (MGP)	91	99	—	—
Advanced metering infrastructure (AMI)	362	218	150	—
NCEMPA deferrals	53	51	53	51
East Bend deferrals	45	32	—	—
Deferred pipeline integrity costs	54	36	—	—
Amounts due from customers	64	66	—	—
Other	538	542	110	103
Total regulatory assets	13,879	13,901	6,751	6,123
Less: current portion	1,437	1,023	741	401
Total noncurrent regulatory assets	$12,442	$12,878	$6,010	$5,722
Regulatory Liabilities
Costs of removal	$5,968	$5,613	$2,537	$2,198
ARO – nuclear and other	806	461	—	—
Net regulatory liability related to income taxes	8,113	—	2,802	—
Amounts to be refunded to customers	10	45	—	—
Storm reserve	20	83	—	60
Accrued pension and OPEB	146	174	—	—
Deferred fuel and purchased power	47	192	1	81
Other	622	722	179	245
Total regulatory liabilities	15,732	7,290	5,519	2,584
Less: current portion	402	409	213	189
Total noncurrent regulatory liabilities	$15,330	$6,881	$5,306	$2,395
Descriptions of regulatory assets and liabilities summarized in the tables above and below follow. See tables below for recovery and amortization periods at the separate registrants.
AROs – coal ash. Represents deferred depreciation and accretion related to the legal obligation to close ash basins. The costs are deferred until recovery treatment has been determined. See Notes 1 and 9 for additional information.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

AROs – nuclear and other. Represents regulatory assets or liabilities, including deferred depreciation and accretion, related to legal obligations associated with the future retirement of property, plant and equipment, excluding amounts related to coal ash. The AROs relate primarily to decommissioning nuclear power facilities. The amounts also include certain deferred gains and losses on NDTF investments. See Notes 1 and 9 for additional information.
Accrued pension and OPEB. Accrued pension and other post-retirement benefit obligations (OPEB) represent regulatory assets and liabilities related to each of the Duke Energy Registrants’ respective shares of unrecognized actuarial gains and losses and unrecognized prior service cost and credit attributable to Duke Energy’s pension plans and OPEB plans. The regulatory asset or liability is amortized with the recognition of actuarial gains and losses and prior service cost and credit to net periodic benefit costs for pension and OPEB plans. The accrued pension and OPEB regulatory asset is expected to be recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 21 for additional detail.
Retired generation facilities. Represents amounts to be recovered for facilities that have been retired and are probable of recovery.
Debt fair value adjustment. Purchase accounting adjustments recorded to state the carrying value of Progress Energy and Piedmont at fair value in connection with the 2012 and 2016 mergers, respectively. Amount is amortized over the life of the related debt.
Net regulatory asset or liability related to income taxes. Amounts for all registrants include regulatory liabilities related primarily to impacts from the Tax Act. See Note 22 for additional information. Amounts have no immediate impact on rate base as regulatory assets are offset by deferred tax liabilities.
Storm cost deferrals. Represents deferred incremental costs incurred related to extraordinary weather-related events.
Nuclear asset securitized balance, net. Represents the balance associated with Crystal River Unit 3 retirement approved for recovery by the FPSC on September 15, 2015, and the upfront financing costs securitized in 2016 with issuance of the associated bonds. The regulatory asset balance is net of the AFUDC equity portion.
Hedge costs and other deferrals. Amounts relate to unrealized gains and losses on derivatives recorded as a regulatory asset or liability, respectively, until the contracts are settled.
Derivatives – natural gas supply contracts. Represents costs for certain long-dated, fixed quantity forward gas supply contracts, which are recoverable through PGA clauses.
DSM/EE. Deferred costs related to various DSM and EE programs recoverable through various mechanisms.
Grid modernization. Amounts represent deferred depreciation and operating expenses as well as carrying costs on the portion of capital expenditures placed in service but not yet reflected in retail rates as plant in service.
Vacation accrual. Generally recovered within one year.
Deferred fuel and purchased power. Represents certain energy-related costs that are recoverable or refundable as approved by the applicable regulatory body.
Nuclear deferral. Includes amounts related to levelizing nuclear plant outage costs, which allows for the recognition of nuclear outage expenses over the refueling cycle rather than when the outage occurs, resulting in the deferral of operations and maintenance costs associated with refueling.
Post-in-service carrying costs and deferred operating expenses. Represents deferred depreciation and operating expenses as well as carrying costs on the portion of capital expenditures placed in service but not yet reflected in retail rates as plant in service.
Gasification services agreement buyout. The IURC authorized Duke Energy Indiana to recover costs incurred to buy out a gasification services agreement, including carrying costs through 2017.
Transmission expansion obligation. Represents transmission expansion obligations related to Duke Energy Ohio’s withdrawal from Midcontinent Independent System Operator, Inc. (MISO).
MGP. Represents remediation costs incurred at former MGP sites and the deferral of costs to be incurred at the East End and West End sites through 2019.
AMI. Represents deferred costs related to the installation of AMI meters and remaining net book value of non-AMI meters to be replaced at Duke Energy Carolinas, net book value of existing meters at Duke Energy Florida, Duke Energy Progress and Duke Energy Ohio and expected future recovery of net book value of electromechanical meters that have been replaced with AMI meters at Duke Energy Indiana.
NCEMPA deferrals. Represents retail allocated cost deferrals and returns associated with the additional ownership interest in assets acquired from NCEMPA in 2015.
East Bend deferrals. Represents both deferred operating expenses and deferred depreciation as well as carrying costs on the portion of East Bend Generating Station (East Bend) that was acquired from Dayton Power and Light and that had been previously operated as a jointly owned facility.
Deferred pipeline integrity costs. Represents pipeline integrity management costs in compliance with federal regulations recovered through a rider mechanism.
Amounts due from customers. Relates primarily to margin decoupling and IMR recovery mechanisms.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Costs of removal. Represents funds received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites as property is retired. Also includes certain deferred gains on NDTF investments.
Amounts to be refunded to customers. Represents required rate reductions to retail customers by the applicable regulatory body.
Storm reserve. Amounts are used to offset future incurred costs for named storms as approved by regulatory commissions.
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
Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures, which, in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2017.
Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.
The restrictions discussed below were less than 25 percent of Duke Energy's and Progress Energy's net assets at December 31, 2017.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

All Registrants
Tax Act Impacts
On December 22, 2017, President Trump signed the Tax Act into law, which, among other provisions, reduces the maximum federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. As a result of the Tax Act, the Subsidiary Registrants revalued their deferred tax assets and deferred tax liabilities, as of December 31, 2017, to account for the future impact of lower corporate tax rates on these deferred tax amounts. For the Subsidiary Registrants regulated operations, where the reduction is expected to be accounted for and applied to customers’ rates in future commission proceedings, including rate proceedings, the net remeasurement has been deferred as a regulatory liability. Each of the Subsidiary Registrant's regulatory commissions is reviewing the Tax Act to determine the potential impacts on customer rates. Beginning in January 2018, the Subsidiary Registrants will defer the estimated ongoing impacts of the Tax Act that are expected to be returned to customers. See Note 22 for additional information.
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
Duke Energy Carolinas
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Carolinas' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2017	2016	a Return	Period Ends
Regulatory Assets(a)
AROs - coal ash	$1,645	$1,536	(i)	(b)
AROs - nuclear and other	—	9
Accrued pension and OPEB	410	481		(j)
Retired generation facilities(c)	29	39	X	2023
Net regulatory asset related to income taxes(d)	—	484
Hedge costs deferrals(c)	109	93	X	2041
DSM/EE	210	122	(h)	(h)
Vacation accrual	83	76	(e)	2018
Deferred fuel and purchased power	140	—	(f)	2018
Nuclear deferral	84	92		2019
PISCC(c)	35	70	X	(b)
AMI	185	172	X	(b)
Other	222	223		(b)
Total regulatory assets	3,152	3,397
Less: current portion	299	238
Total noncurrent regulatory assets	$2,853	$3,159
Regulatory Liabilities(a)
Costs of removal(c)	$2,054	$2,015	X	(g)
ARO - nuclear and other	806	461		(b)
Net regulatory liability related to income taxes(d)	3,028	—		(b)
Storm reserve(c)	20	22		(b)
Accrued pension and OPEB	44	46		(j)
Deferred fuel and purchased power	46	105	(f)	2018
Other	359	352		(b)
Total regulatory liabilities	6,357	3,001
Less: current portion	126	161
Total noncurrent regulatory liabilities	$6,231	$2,840

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Includes regulatory liabilities related to the change in the North Carolina tax rate discussed in Note 22.

(e)	Earns a return on outstanding balance in North Carolina.

(f)	Pays interest on over-recovered costs in North Carolina. Includes certain purchased power costs in North Carolina and South Carolina and costs of distributed energy in South Carolina.

(g)	Recovered over the life of the associated assets.

(h)	Includes incentives on DSM/EE investments and is recovered through an annual rider mechanism.

(i)	Earns a debt return on coal ash expenditures for North Carolina and South Carolina retail customers.

(j)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 21 for additional detail.
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million, which represents an approximate 13.6 percent increase in annual base revenues. The rate increase is driven by capital investments subsequent to the previous base rate case, including grid improvement projects, AMI, investments in customer service technologies, costs of complying with coal combustion residuals (CCR) regulations and the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) and recovery of costs related to licensing and development of the William States Lee III Nuclear Station (Lee Nuclear Station) discussed below. On January 23, 2018, the North Carolina Public Staff filed testimony recommending an overall rate decrease of approximately $290 million. An evidentiary hearing is scheduled to begin on February 27, 2018, and a decision and revised customer rates are expected by mid-2018. Duke Energy Carolinas cannot predict the outcome of this matter.
FERC Formula Rate Matter
On July 31, 2017, Piedmont Municipal Power Agency (PMPA) filed a complaint with FERC against Duke Energy Carolinas alleging that Duke Energy Carolinas misapplied the formula rate under the purchase power agreement (PPA) between the parties by including regulatory amortization in its rates without FERC approval. Duke Energy Carolinas disagreed with PMPA as it believed it was properly applying its FERC filed rate. On February 15, 2018, FERC issued an order ruling in favor of PMPA and ordered Duke Energy Carolinas to refund to PMPA all amounts improperly collected under the PPA. Resolution of this matter is not expected to be material.
Lincoln County Combustion Turbine
On December 7, 2017, the NCUC issued an order approving a Certificate of Public Convenience and Necessity (CPCN) for Duke Energy Carolinas' proposed 402-megawatt (MW) simple cycle, advanced combustion turbine natural gas-fueled electric generating unit at its existing Lincoln County site. The CPCN also includes construction of related transmission and natural gas pipeline interconnection facilities. Construction is scheduled to begin in 2018 with an extended commissioning and validation period from 2020-2024 and an estimated commercial operation date in 2024. As a condition of the approval, Duke Energy Carolinas will not seek recovery of costs associated with the project until it is placed into commercial operation.
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
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750-MW combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and estimates a cost to build of $600 million for its share of the facility, including allowance for funds used during construction (AFUDC). The project is expected to be commercially available in the first quarter of 2018. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League (SCCL) and Southern Alliance for Clean Energy (SACE) jointly filed a Notice of Appeal with the Court of Appeals of South Carolina (S.C. Court of Appeals) seeking the court's review of the PSCSC's decision, claiming the PSCSC did not properly consider a request related to a proposed solar facility prior to granting approval of the CECPCN. The S.C. Court of Appeals affirmed the PSCSC's decision on February 10, 2016, and on March 24, 2016, denied a request for rehearing filed by SCCL and SACE. On April 21, 2016, SCCL and SACE petitioned the South Carolina Supreme Court for review of the S.C. Court of Appeals decision. On March 24, 2017, the South Carolina Supreme Court denied the request for review, thus concluding the matter.
Lee Nuclear Station
In December 2007, Duke Energy Carolinas applied to the NRC for combined operating licenses (COLs) for two Westinghouse AP1000 reactors for the proposed William States Lee III Nuclear Station to be located at a site in Cherokee County, South Carolina. The NCUC and PSCSC concurred with the prudency of Duke Energy Carolinas incurring certain project development and preconstruction costs through several separately issued orders, although full cost recovery is not guaranteed. In December 2016, the NRC issued a COL for each reactor. Duke Energy Carolinas is not required to build the nuclear reactors as result of the COLs being issued.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

On March 29, 2017, Westinghouse filed for voluntary Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. As part of its 2017 North Carolina Rate Case discussed above, Duke Energy Carolinas is seeking NCUC approval to cancel the development of the Lee Nuclear Station project due to the Westinghouse bankruptcy filing and other market activity and is requesting recovery of incurred licensing and development costs. Duke Energy Carolinas will maintain the license issued by the NRC in December 2016 as an option for potential future development. As of December 31, 2017, Duke Energy Carolinas has incurred approximately $558 million of costs, including AFUDC, related to the project. These project costs are included in Net property, plant and equipment on Duke Energy Carolinas’ Consolidated Balance Sheets. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Progress' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2017	2016	a Return	Period Ends
Regulatory Assets(a)
AROs - coal ash	$1,975	$1,822	(i)	(b)
AROs - nuclear and other	359	275		(c)
Accrued pension and OPEB	430	423		(l)
Retired generation facilities	170	165	X	2023
Net regulatory asset related to income taxes	—	7		(d)
Storm cost deferrals(e)	150	148	X	(b)
Hedge costs deferrals	64	66		(b)
DSM/EE(f)	264	263	(j)	2018
Vacation accrual	42	38		2018
Deferred fuel and purchased power	130	24	(g)	2018
Nuclear deferral	35	38		2019
PISCC and deferred operating expenses	38	42	X	2054
AMI	75	—		(b)
NCEMPA deferrals	53	51	(h)	2042
Other	74	69		(b)
Total regulatory assets	3,859	3,431
Less: current portion	352	188
Total noncurrent regulatory assets	$3,507	$3,243
Regulatory Liabilities(a)
Costs of removal	$2,122	$1,840	X	(k)
Net regulatory liability related to income taxes	1,854	—		(b)
Deferred fuel and purchased power	1	64	(g)	2018
Other	161	200		(b)
Total regulatory liabilities	4,138	2,104
Less: current portion	139	158
Total noncurrent regulatory liabilities	$3,999	$1,946

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Recovery period for costs related to nuclear facilities runs through the decommissioning period of each unit.

(d)	Recovery over the life of the associated assets. Includes regulatory liabilities related to the change in the North Carolina tax rate discussed in Note 22.

(e)	South Carolina storm costs are included in rate base.

(f)	Included in rate base.

(g)	Pays interest on over-recovered costs in North Carolina. Includes certain purchased power costs in North Carolina and South Carolina and costs of distributed energy in South Carolina.

(h)	South Carolina retail allocated costs are earning a return.

(i)	Earns a debt return on coal ash expenditures for North Carolina and South Carolina retail customers.

(j)	Includes incentives on DSM/EE investments.

(k)	Recovered over the life of the associated assets.

(l)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 21 for additional detail.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

2017 North Carolina Rate Case
On June 1, 2017, Duke Energy Progress filed an application with the NCUC for a rate increase for retail customers of approximately $477 million, which represented an approximate 14.9 percent increase in annual base revenues. Subsequent to the filing, Duke Energy Progress adjusted the requested amount to $420 million, representing an approximate 13 percent increase. The rate increase is driven by capital investments subsequent to the previous base rate case, costs of complying with CCR regulations and the Coal Ash Act, costs relating to storm recovery, investments in customer service technologies and recovery of costs associated with renewable purchased power. On November 22, 2017, Duke Energy Progress and the North Carolina Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding, pending NCUC approval. Terms of the settlement include a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, in 2017 Duke Energy Progress recorded pretax charges totaling approximately $25 million to Impairment charges and Operation, maintenance and other on the Consolidated Income Statements, principally related to disallowances from rate base of certain projects at the Mayo and Sutton plants. The settlement does not include agreement on portions of the rate case relating to recovery of deferred storm recovery costs and coal ash basin deferred costs, which will be decided by the NCUC separately. Taking into consideration the settled portions and Duke Energy Progress’ requested recovery of the non-settled portions, the requested rate increase is reduced to approximately $300 million. An evidentiary hearing ended December 7, 2017, and a decision and revised customer rates are expected in the first quarter of 2018. Duke Energy Progress cannot predict the outcome of this matter.
Storm Cost Deferral Filings
On December 16, 2016, Duke Energy Progress filed a petition with the NCUC requesting an accounting order to defer certain costs incurred in connection with response to Hurricane Matthew and other significant storms in 2016. The final estimate of incremental operation and maintenance and capital costs of $116 million was filed with the NCUC in September 2017. On March 15, 2017, the NCUC Public Staff filed comments supporting deferral of a portion of Duke Energy Progress’ requested amount. Duke Energy Progress filed reply comments on April 12, 2017. On July 10, 2017, the NCUC consolidated Duke Energy Progress' storm deferral request into the Duke Energy Progress rate case docket for decision. See "2017 North Carolina Rate Case" for additional discussion. As of December 31, 2017, Duke Energy Progress has approximately $77 million included in Regulatory assets on its Consolidated Balance Sheets. Duke Energy Progress cannot predict the outcome of this matter.
On December 16, 2016, Duke Energy Progress filed a petition with the PSCSC requesting an accounting order to defer certain costs incurred related to repairs and restoration of service following Hurricane Matthew. The final estimate of incremental operation and maintenance and capital costs was approximately $74 million. In January 2017, the PSCSC approved the deferral request and issued an accounting order. As of December 31, 2017, Duke Energy Progress has approximately $73 million included in Regulatory assets on its Consolidated Balance Sheets.
South Carolina Rate Case
In December 2016, the PSCSC approved a rate case settlement agreement among the ORS (Office of Regulatory Staff), intervenors and Duke Energy Progress. Terms of the settlement agreement included an approximate $56 million increase in revenues over a two-year period. An increase of approximately $38 million in revenues was effective January 1, 2017, and an additional increase of approximately $18.5 million in revenues was effective January 1, 2018. Duke Energy Progress amortized approximately $18.5 million from the cost of removal reserve in 2017. Other settlement terms included a rate of return on equity of 10.1 percent, recovery of coal ash costs incurred from January 1, 2015, through June 30, 2016, over a 15‑year period and ongoing deferral of allocated ash basin closure costs from July 1, 2016, until the next base rate case. The settlement also provides that Duke Energy Progress will not seek an increase in rates in South Carolina to occur prior to 2019, with limited exceptions.
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
On March 28, 2016, the NCUC issued an order approving a CPCN for the new combined-cycle natural gas plants, but denying the CPCN for the contingent simple cycle unit without prejudice to Duke Energy Progress to refile for approval in the future. On March 28, 2017, Duke Energy Progress filed an annual progress report for the construction of the combined-cycle plants with the NCUC, with an estimated cost of $893 million. Site preparation activities for the combined-cycle plants are underway and construction of these plants began in 2017, with an expected in-service date in late 2019. Duke Energy Progress plans to file for future approvals related to the proposed solar generation and pilot battery storage project.
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $385 million and $492 million are included in Generation facilities to be retired, net on Duke Energy Progress' Consolidated Balance Sheets as of December 31, 2017, and 2016, respectively.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Shearon Harris Nuclear Plant Expansion
In 2006, Duke Energy Progress selected a site at Harris to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse AP1000 reactors at Harris, which the NRC docketed for review. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. The NCUC and PSCSC approved deferral of retail costs. Total deferred costs were approximately $47 million as of December 31, 2017, and are recorded in Regulatory assets on Duke Energy Progress’ Consolidated Balance Sheets. On November 17, 2016, the FERC approved Duke Energy Progress’ rate recovery request filing for the wholesale ratepayers’ share of the abandonment costs, including a debt only return to be recovered through revised formula rates and amortized over a 15-year period beginning May 1, 2014. As part of the settlement agreement for the 2017 North Carolina Rate Case discussed above, Duke Energy Progress will amortize the regulatory asset over an eight-year period. The settlement is subject to NCUC approval. Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Florida
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2017	2016	a Return	Period Ends
Regulatory Assets(a)
AROs - coal ash(c)	$9	$8	X	(b)
AROs - nuclear and other(c)	296	294	X	(b)
Accrued pension and OPEB(c)	476	458	X	(h)
Retired generation facilities(c)	216	257	X	(b)
Net regulatory asset related to income taxes(c)	—	224	X	(d)
Storm cost deferrals(c)	376	—	(f)	2021
Nuclear asset securitized balance, net	1,142	1,193		2036
Hedge costs deferrals	30	25		2018
DSM/EE(c)	17	15	X	2018
Deferred fuel and purchased power(c)	219	87	(g)	2019
Nuclear deferral	—	96
AMI(c)	75	—	X	2032
Other	36	36		(b)
Total regulatory assets	2,892	2,693
Less: current portion	389	213
Total noncurrent regulatory assets	$2,503	$2,480
Regulatory Liabilities(a)
Costs of removal(c)	$415	$358	(e)	(b)
Net regulatory liability related to income taxes(c)	948	—		(b)
Storm reserve(c)	—	60
Deferred fuel and purchased power(c)	—	17	(g)
Other	18	44		(b)
Total regulatory liabilities	1,381	479
Less: current portion	74	31
Total noncurrent regulatory liabilities	$1,307	$448

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Recovery over the life of the associated assets.

(e)	Certain costs earn a return.

(f)	Earns a debt return/interest once collections begin.

(g)	Earns commercial paper rate.

(h)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 21 for additional detail.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Storm Restoration Cost Recovery
In September 2017, Duke Energy Florida’s service territory suffered significant damage from Hurricane Irma, resulting in approximately 1.3 million customers experiencing outages. In the fourth quarter of 2017, Duke Energy Florida also incurred preparation costs related to Hurricane Nate. On December 28, 2017, Duke Energy Florida filed a petition with the FPSC to recover incremental storm restoration costs for Hurricanes Irma and Nate and to replenish the storm reserve. The estimated recovery amount is approximately $513 million to be recovered over a three-year period beginning in March 2018, subject to true up, which includes reestablishment of a $132 million storm reserve. At December 31, 2017, Duke Energy Florida's Consolidated Balance Sheets included approximately $376 million of recoverable costs under the FPSC's storm rule in Regulatory assets within Other Noncurrent Assets related to storm recovery. On February 6, 2018, the FPSC approved Duke Energy Florida's motion to approve a stipulation that would apply tax savings resulting from the Tax Act toward storm costs in lieu of implementing a storm surcharge.
2017 Second Revised and Restated Settlement Agreement
On November 20, 2017, the FPSC issued an order to approve the 2017 Second Revised and Restated Settlement Agreement (2017 Settlement) filed by Duke Energy Florida. The 2017 Settlement replaces and supplants the 2013 Settlement. The 2017 Settlement extends the base rate case stay-out provision from the 2013 Settlement through the end of 2021 unless actual or projected return on equity falls below 9.5 percent; however, Duke Energy Florida is allowed a multiyear increase to its base rates of $67 million per year in 2019, 2020 and 2021, as well as base rate increases for solar generation. In addition to carrying forward the provisions contained in the 2013 Settlement related to the Crystal River 1 and 2 coal units discussed below and future generation needs in Florida, the 2017 Settlement contains provisions related to future investments in solar and renewable energy technology, future investments in AMI technology as well as recovery of existing meters, impacts of the Tax Act, an electric vehicle charging station pilot program and the termination of the proposed Levy Nuclear Project discussed below. As part of the 2017 Settlement, Duke Energy Florida will not move forward with building the Levy nuclear plant and recorded a pretax impairment charge of approximately $135 million in 2017 to write off all unrecovered Levy Nuclear Project costs, including the COL. As a result of the 2017 Settlement, Duke Energy Florida transferred $75 million to a regulatory asset for the net book value of existing meter technology, which will be recovered over a 15-year period.
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
Citrus County Combined Cycle Facility
On October 2, 2014, the FPSC granted Duke Energy Florida a Determination of Need for the construction of a 1,640-MW combined-cycle natural gas plant in Citrus County, Florida. On May 5, 2015, the Florida Department of Environmental Protection approved Duke Energy Florida's Site Certification Application. The project has received all required permits and approvals and construction began in October 2015. The facility is expected to be commercially available in 2018 at an estimated cost of $1.5 billion, including AFUDC. The plant will receive natural gas from the Sabal Trail Transmission, LLC (Sabal Trail) pipeline discussed below.
Purchase of Osprey Energy Center
Duke Energy Florida received a Civil Investigative Demand from the Department of Justice (DOJ) related to alleged violation of the waiting period for the Hart-Scott-Rodino Antitrust Improvements Act of 1976 related to the purchase of the Osprey Energy Center, LLC, which was completed in January 2017. The DOJ alleged Duke Energy Florida assumed operational control of the Osprey Plant before the waiting period expiration on February 27, 2015. On January 17, 2017, Duke Energy Florida entered into a stipulation agreement to settle with the DOJ for $600,000 without admission of liability. On January 18, 2017, the DOJ filed a complaint and the stipulation in the U.S. District Court for the District of Columbia, which was approved by the court. A final order dismissing the case was entered in April 2017.
Crystal River Unit 3
In December 2014, the FPSC approved Duke Energy Florida's decision to construct an independent spent fuel storage installation (ISFSI) for the retired Crystal River Unit 3 nuclear plant and approved Duke Energy Florida's request to defer amortization of the ISFSI pending resolution of litigation against the federal government as a result of the Department of Energy's breach of its obligation to accept spent nuclear fuel. The return rate is based on the currently approved AFUDC rate with a return on equity of 7.35 percent, or 70 percent of the currently approved 10.5 percent. The return rate is subject to change if the return on equity changes in the future. In September 2016, the FPSC approved an amendment to the 2013 Settlement authorizing recovery of the ISFSI through the Capacity Cost Recovery Clause. Through December 31, 2017, Duke Energy Florida has deferred approximately $113 million for recovery associated with building the ISFSI. See Note 5 for additional information on spent nuclear fuel litigation.
The regulatory asset associated with the original Crystal River Unit 3 power uprate project will continue to be recovered through the NCRC over an estimated seven-year period that began in 2013 with a remaining uncollected balance of $87 million at December 31, 2017.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Crystal River Unit 3 Regulatory Asset
On September 15, 2015, the FPSC approved Duke Energy Florida's motion for approval of a settlement agreement with intervenors to reduce the value of the projected Crystal River Unit 3 regulatory asset to be recovered to $1.283 billion as of December 31, 2015. An impairment charge of $15 million was recognized in 2015 to adjust the regulatory asset balance. In November 2015, the FPSC issued a financing order approving Duke Energy Florida’s request to issue nuclear asset-recovery bonds to finance its unrecovered regulatory asset related to Crystal River Unit 3 through a wholly owned special purpose entity. Nuclear asset-recovery bonds replace the base rate recovery methodology authorized by the 2013 Settlement and result in a lower rate impact to customers with a recovery period of approximately 20 years.
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
See Note 17 for additional information.
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
On January 28, 2014, Duke Energy Florida terminated the Levy engineering, procurement and construction agreement (EPC). Duke Energy Florida may be required to pay for work performed under the EPC. Duke Energy Florida recorded an exit obligation in 2014 for the termination of the EPC. This liability was recorded within Other in Other Noncurrent Liabilities with an offset primarily to Regulatory assets on the Consolidated Balance Sheets. Duke Energy Florida is allowed to recover reasonable and prudent EPC cancellation costs from its retail customers. On May 1, 2017, Duke Energy Florida filed a request with the FPSC to recover approximately $82 million of Levy Nuclear Project costs from retail customers in 2018. As part of the 2017 Settlement discussed above, Duke Energy Florida is no longer seeking recovery of costs related to the Levy Nuclear Project and the ongoing Westinghouse litigation discussed in Note 5. All remaining Levy Nuclear Project issues have been resolved.
Crystal River 1 and 2 Coal Units
Duke Energy Florida has evaluated Crystal River 1 and 2 coal units for retirement in order to comply with certain environmental regulations. Based on this evaluation, those units are expected to be retired by the end of 2018. Once those units are retired Duke Energy Florida will continue recovery of existing annual depreciation expense through the end of 2020. Beginning in 2021, Duke Energy Florida will be allowed to recover any remaining net book value of the assets from retail customers through the Capacity Cost Recovery Clause.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Ohio
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Ohio's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2017	2016	a Return	Period Ends
Regulatory Assets(a)
AROs - coal ash	$17	$12	X	(b)
Accrued pension and OPEB	139	135		(g)
Net regulatory asset related to income taxes(c)	—	63		(d)
Storm cost deferrals	5	5		(b)
Hedge costs deferrals	6	7		(b)
DSM/EE	18	6	(f)	(e)
Grid modernization	39	65	X	(e)
Vacation accrual	5	4		2018
Deferred fuel and purchased power	—	5
PISCC and deferred operating expenses(c)	19	20	X	2083
Transmission expansion obligation	50	71		(e)
MGP	91	99		(b)
AMI	6	—		(b)
East Bend deferrals	45	32	X	(b)
Deferred pipeline integrity costs	12	7	X	(b)
Other	42	26		(b)
Total regulatory assets	494	557
Less: current portion	49	37
Total noncurrent regulatory assets	$445	$520
Regulatory Liabilities(a)
Costs of removal	$189	$212		(d)
Net regulatory liability related to income taxes	688	—		(b)
Accrued pension and OPEB	16	19		(g)
Deferred fuel and purchased power	—	6
Other	34	20		(b)
Total regulatory liabilities	927	257
Less: current portion	36	21
Total noncurrent regulatory liabilities	$891	$236

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Recovery over the life of the associated assets.

(e)	Recovered via a rider mechanism.

(f)	Includes incentives on DSM/EE investments.

(g)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 21 for additional detail.
Duke Energy Kentucky Rate Case
On September 1, 2017, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $49 million, which represents an approximate 15 percent increase on the average customer bill. The rate increase is driven by increased investment in utility plant, increased operations and maintenance expenses and recovery of regulatory assets. The application also includes implementation of the Environmental Surcharge Mechanism to recover environmental costs not included in base rates, requests to establish a Distribution Capital Investment Rider to recover incremental costs of specific programs, requests to establish a FERC Transmission Cost Reconciliation Rider to recover escalating transmission costs and modification to the Profit Sharing Mechanism to increase customers' share of proceeds from the benefits of owning generation and to mitigate shareholder risks associated with that generation. An evidentiary hearing is scheduled to begin on March 6, 2018. Duke Energy Kentucky anticipates that rates will go into effect in mid-April 2018. Duke Energy Kentucky cannot predict the outcome of this matter.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

2017 Electric Security Plan
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an electric security plan (ESP). If approved by the PUCO, the term of the ESP would be from June 1, 2018, to May 31, 2024. Terms of the ESP include continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. Duke Energy Ohio cannot predict the outcome of this matter.
Woodsdale Station Fuel System Filing
On June 9, 2015, the FERC ruled in favor of PJM Interconnection, LLC (PJM) on a revised Tariff and Reliability Assurance Agreement including implementation of a Capacity Performance (CP) proposal and to amend sections of the Operating Agreement related to generation non-performance. The CP proposal includes performance-based penalties for non-compliance. Duke Energy Kentucky is a Fixed Resource Requirement (FRR) entity, and therefore is subject to the compliance standards through its FRR plans. A partial CP obligation will apply to Duke Energy Kentucky in the delivery year beginning June 1, 2019, with full compliance beginning June 1, 2020. Duke Energy Kentucky has developed strategies for CP compliance investments. On December 21, 2017, the KPSC issued an order approving Duke Energy Kentucky's request for a CPCN to construct an ultra-low sulfur diesel backup fuel system for the Woodsdale Station. The backup fuel system is projected to cost approximately $55 million and is anticipated to be in service prior to the CP compliance deadline of April 2019.
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
East Bend Coal Ash Basin Filing
On December 2, 2016, Duke Energy Kentucky filed with the KPSC a request for a CPCN for construction projects necessary to close and repurpose an ash basin at the East Bend facility as a result of current and proposed EPA regulations. Duke Energy Kentucky estimated a total cost of approximately $93 million in the filing and expects in-service date by the first quarter of 2021. On June 6, 2017, the KPSC approved the CPCN request.
Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio requested an estimated annual increase of approximately $15 million and a return on equity of 10.4 percent. The application also includes requests to continue certain current riders and establish new riders. On September 26, 2017, the PUCO staff filed a report recommending a revenue decrease between approximately $18 million and $29 million and a return on equity between 9.22 percent and 10.24 percent. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. Duke Energy Ohio expects rates will go into effect the second quarter of 2018. Duke Energy Ohio cannot predict the outcome of this matter.
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
Advanced Metering Infrastructure
On April 25, 2016, Duke Energy Kentucky filed with the KPSC an application for approval of a CPCN for the construction of advanced metering infrastructure. Duke Energy Kentucky estimates the $49 million project will take two years to complete. Duke Energy Kentucky also requested approval to establish a regulatory asset for the remaining book value of existing meter equipment and inventory to be replaced. Duke Energy Kentucky and the Kentucky attorney general entered into a stipulation to settle matters related to the application. On May 25, 2017, the KPSC issued an order to approve the stipulation with certain modifications. On June 1, 2017, Duke Energy Kentucky filed its acceptance of the modifications. The deployment of AMI meters began in third quarter 2017 and is expected to be completed in early 2019. Duke Energy Ohio has approximately $6 million included in Regulatory assets on its Consolidated Balance Sheets at December 31, 2017, for the book value of existing meter equipment.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. The PUCO approved Duke Energy Ohio’s application but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed upon by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor. On January 6, 2016, Duke Energy Ohio and the PUCO Staff entered into a stipulation, pending the PUCO's approval, to resolve issues related to performance incentives and the PUCO Staff audit of 2013 costs, among other issues. In December 2015, based upon the stipulation, Duke Energy Ohio re-established approximately $20 million of the revenues that had been previously reversed. On October 26, 2016, the PUCO issued an order approving the stipulation without modification. In December 2016, the PUCO granted the intervenors request for rehearing for the purpose of further review. Duke Energy Ohio cannot predict the outcome of this matter.
On June 15, 2016, Duke Energy Ohio filed an application for approval of a three-year energy efficiency and peak demand reduction portfolio of programs. A stipulation and modified stipulation were filed on December 22, 2016, and January 27, 2017, respectively. Under the terms of the stipulations, which included support for deferral authority of all costs and a cap on shared savings incentives, Duke Energy Ohio offered its energy efficiency and peak demand reduction programs throughout 2017. On February 3, 2017, Duke Energy Ohio filed for deferral authority of its costs incurred in 2017 in respect of its proposed energy efficiency and peak demand reduction portfolio. On September 27, 2017, the PUCO issued an order approving a modified stipulation. The modifications impose an annual cap of approximately $38 million on program costs and shared savings incentives combined, but allowed for Duke Energy Ohio to file for a waiver of costs in excess of the cap in 2017. The PUCO approved the waiver request up to a total cost of $56 million. On November 21, 2017, the PUCO granted Duke Energy Ohio's and intervenor's applications for rehearing of the September 27, 2017, order. On January 10, 2018, the PUCO denied the Ohio Consumers' Counsel’s application for rehearing of the PUCO order granting Duke Energy Ohio's waiver request. Duke Energy Ohio cannot predict the outcome of this matter.
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
2012 Natural Gas Rate Case/MGP Cost Recovery
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
The PUCO order also contained deadlines for completing the MGP environmental investigation and remediation costs at the MGP sites. For the property known as the East End site, the PUCO order established a deadline of December 31, 2016, which was subsequently extended to December 31, 2019. In January 2017, intervening parties filed for rehearing of the PUCO's decision. On February 8, 2017, the PUCO denied the rehearing request. As of December 31, 2017, Duke Energy Ohio had approximately, $35 million included in Regulatory assets on the Consolidated Balance Sheets for future remediation costs expected to be incurred at the East End site.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded liability for its exit obligation and share of MTEP costs, excluding MVP, recorded within Other in Current liabilities and Other in Other Noncurrent Liabilities on the Consolidated Balance Sheets. The retail portions of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of December 31, 2017, and 2016, $50 million and $71 million are recorded in Regulatory assets on Duke Energy Ohio's Consolidated Balance Sheets, respectively.

		Provisions/	Cash
(in millions)	December 31, 2016	Adjustments	Reductions	December 31, 2017
Duke Energy Ohio	$90	$(20)	$(4)	$66
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Indiana
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Indiana's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2017	2016	a Return	Period Ends
Regulatory Assets(a)
AROs - coal ash	$380	$276		(b)
Accrued pension and OPEB	197	222		(g)
Retired generation facilities(c)	65	73	X	2025
Net regulatory asset related to income taxes	—	119		(d)
Hedge costs deferrals	25	26		(b)
DSM/EE	21	—	(e)	(e)
Vacation accrual	11	10		2018
Deferred fuel and purchased power	18	40		2018
PISCC and deferred operating expenses(c)	274	281	X	(b)
Gasification services agreement buyout(f)	—	8
AMI(c)	21	46	X	(b)
Other	131	121		(b)
Total regulatory assets	1,143	1,222
Less: current portion	165	149
Total noncurrent regulatory assets	$978	$1,073
Regulatory Liabilities(a)
Costs of removal	$644	$660		(d)
Net regulatory liability related to income taxes	998	—		(b)
Amounts to be refunded to customers	10	45		2018
Accrued pension and OPEB	64	72		(g)
Other	31	11		(b)
Total regulatory liabilities	1,747	788
Less: current portion	24	40
Total noncurrent regulatory liabilities	$1,723	$748

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Recovery over the life of the associated assets.

(e)	Includes incentives on DSM/EE investments and is recovered through a tracker mechanism over a two-year period.

(f)	The IURC authorized Duke Energy Indiana to recover costs incurred to buy out a gasification services agreement, including carrying costs through 2017.

(g)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 21 for additional detail.
Coal Combustion Residual Plan
On March 17, 2016, Duke Energy Indiana filed with the IURC a request for approval of its first group of federally mandated CCR rule compliance projects (Phase I CCR Compliance Projects) to comply with the EPA's CCR rule. The projects in this Phase I filing are CCR compliance projects, including the conversion of Cayuga and Gibson stations to dry bottom ash handling and related water treatment. Duke Energy Indiana requested timely recovery of approximately $380 million in retail capital costs, including AFUDC, and recovery of incremental operating and maintenance costs under a federal mandate tracker that provides for timely recovery of 80 percent of such costs and deferral with carrying costs of 20 percent of such costs for recovery in a subsequent retail base rate case. On January 24, 2017, Duke Energy Indiana and various intervenors filed a settlement agreement with the IURC. Terms of the settlement include recovery of 60 percent of the estimated CCR compliance construction project capital costs through existing rider mechanisms and deferral of 40 percent of these costs until Duke Energy Indiana's next general retail rate case. The deferred costs will earn a return based on Duke Energy Indiana's long-term debt rate of 4.73 percent until costs are included in retail rates, at which time the deferred costs will earn a full return. Costs are to be capped at $365 million, plus actual AFUDC. Costs above the cap would be considered for recovery in the next rate case. Terms of the settlement agreement also require Duke Energy Indiana to perform certain reporting and groundwater monitoring. On May 24, 2017, the IURC approved the settlement agreement.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Edwardsport Integrated Gasification Combined Cycle Plant
Costs for the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant are recovered from retail electric customers via a tracking mechanism (IGCC rider) with updates filed by Duke Energy Indiana. The IGCC Plant was placed into commercial operation in June 2013.
On August 24, 2016, the IURC approved a settlement (IGCC Settlement) among Duke Energy Indiana and several intervenors to resolve disputes related to five IGCC riders (the 11th through 15th) and a subdocket to Duke Energy Indiana's fuel adjustment clause. The IGCC settlement resulted in customers not being billed for previously incurred plant operating costs of $87.5 million and payments and commitments from Duke Energy Indiana of $5.5 million for attorneys’ fees and consumer programs funding. Duke Energy Indiana recognized pretax impairment and related charges of $93 million in 2015. Additionally, under the IGCC settlement, the recovery of operating and maintenance expenses and ongoing maintenance capital at the plant were subject to certain caps during the years of 2016 and 2017. The IGCC settlement also included a commitment to either retire or stop burning coal by December 31, 2022, at the Gallagher Station. Pursuant to the IGCC settlement, the in-service date used for accounting and ratemaking will remain as June 2013. Remaining deferred costs will be recovered over eight years beginning in 2016 and not earn a carrying cost. As of December 31, 2017, deferred costs related to the project are approximately $152 million and are included in Regulatory assets in Current Assets and Other Noncurrent Assets on Duke Energy Indiana's Consolidated Balance Sheets. Under the IGCC settlement, future IGCC riders will be filed annually with the next filing scheduled for first quarter 2018.
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
FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The complaints claim, among other things, that the current base rate of return on equity earned by MISO transmission owners should be reduced to 8.67 percent. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners' adder of 0.50 percent to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaints. On December 22, 2015, the presiding FERC ALJ in the first complaint issued an Initial Decision in which the base rate of return on equity was set at 10.32 percent. On September 28, 2016, the Initial Decision in the first complaint was affirmed by FERC, but is subject to rehearing requests. On June 30, 2016, the presiding FERC ALJ in the second complaint issued an Initial Decision setting the base rate of return on equity at 9.70 percent. The Initial Decision in the second complaint is pending FERC review. On April 14, 2017, the U.S. Court of Appeals for the District of Columbia Circuit, in Emera Maine v. FERC, reversed and remanded certain aspects of the methodology employed by FERC to establish rates of return on equity. This decision may affect the outcome of the complaints against Duke Energy Indiana. Duke Energy Indiana currently believes these matters will not have a material impact on its results of operations, cash flows and financial position.
Grid Infrastructure Improvement Plan
On December 7, 2015, Duke Energy Indiana filed a grid infrastructure improvement plan with an estimated cost of $1.8 billion in response to guidance from IURC orders and the Indiana Court of Appeals decisions related to a new statute. The plan uses a combination of advanced technology and infrastructure upgrades to improve service to customers and provide them with better information about their energy use. It also provides for cost recovery through a transmission and distribution rider (T&D Rider). In March 2016, Duke Energy Indiana entered into a settlement with all parties to the proceeding except the Citizens Action Coalition of Indiana, Inc. The settlement agreement decreased the capital expenditures eligible for timely recovery of costs in the seven-year plan to approximately $1.4 billion, including the removal of an AMI project. Under the settlement, the return on equity to be used in the T&D Rider is 10 percent. The IURC approved the settlement and issued a final order on June 29, 2016. The order was not appealed and the proceeding is concluded.
The settlement agreement provided for deferral accounting for depreciation and post-in-service carrying costs for AMI projects outside the plan. Duke Energy Indiana withdrew its request for a regulatory asset for current meters and will retain any savings associated with future AMI installation until the next retail base rate case, which is required to be filed prior to the end of the plan. During the third quarter of 2016, Duke Energy Indiana decided to implement the AMI project. This decision resulted in a pretax impairment charge related to existing or non-AMI meters of approximately $8 million in 2016, based in part on the requirement to file a base rate case in 2022 under the approved plan. Duke Energy Indiana evaluates the need for rate cases as part of its business planning, based on the outlook of emerging costs, ongoing investment and impact related to the Tax Act enacted in late 2017 and expects to file a rate case prior to the 2022 requirement. As a result, in 2017, Duke Energy Indiana recorded an additional impairment charge of approximately $22 million. As of December 31, 2017, Duke Energy Indiana's remaining net book value of non-AMI meters is approximately $21 million and will be depreciated through July 2020.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Benton County Wind Farm Dispute
On December 16, 2013, Benton County Wind Farm LLC (BCWF) filed a lawsuit against Duke Energy Indiana seeking damages for past generation losses alleging Duke Energy Indiana violated its obligations under a 2006 PPA by refusing to offer electricity to the market at negative prices. Damage claims continue to increase during times that BCWF is not dispatched. Under 2013 revised MISO market rules, Duke Energy Indiana is required to make a price offer to MISO for the power it proposes to sell into MISO markets and MISO determines whether BCWF is dispatched. Because market prices would have been negative due to increased market participation, Duke Energy Indiana determined it would not bid at negative prices in order to balance customer needs against BCWF's need to run. BCWF contends Duke Energy Indiana must bid at the lowest negative price to ensure dispatch, while Duke Energy Indiana contends it is not obligated to bid at any particular price, that it cannot ensure dispatch with any bid and that it has reasonably balanced the parties' interests. On July 6, 2015, the U.S. District Court for the Southern District of Indiana entered judgment against BCWF on all claims. BCWF appealed the decision and on December 9, 2016, the appeals court ruled in favor of BCWF. Duke Energy Indiana recorded an obligation and a regulatory asset related to the settlement amount in fourth quarter 2016. On June 30, 2017, the parties finalized a settlement agreement. Terms of the settlement included Duke Energy Indiana paying $29 million for back damages. Additionally, the parties agreed on the method by which the contract will be bid into the market in the future. The settlement amount was paid in June 2017. The IURC issued an order on September 27, 2017, approving recovery of the settlement amount through Duke Energy Indiana's fuel clause. The IURC order has been appealed to the Indiana Court of Appeals. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Piedmont's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2017	2016	a Return	Period Ends
Regulatory Assets(a)
AROs - other	$15	$14		(d)
Accrued pension and OPEB(c)	91	166		(f)
Derivatives - gas supply contracts	142	187		(e)
Vacation accrual(c)	10	13		2018
Deferred pipeline integrity costs(c)	42	36		2018
Amount due from customers	64	66	X	(b)
Other	14	15		(b)
Total regulatory assets	378	497
Less: current portion	95	124
Total noncurrent regulatory assets	$283	$373
Regulatory Liabilities(a)
Costs of removal	$544	$528		(d)
Net regulatory liability related to income taxes	597	80		(b)
Other	3	—		(b)
Total regulatory liabilities	1,144	608
Less: current portion	3	—
Total noncurrent regulatory liabilities	$1,141	$608

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Recovery over the life of the associated assets.

(e)	Balance will fluctuate with changes in the market. Current contracts extend into 2031.

(f)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 21 for additional detail.
South Carolina Rate Stabilization Adjustment Filing
In June 2017, Piedmont filed with the PSCSC under the South Carolina Rate Stabilization Act its quarterly monitoring report for the 12-month period ending March 31, 2017. The filing included a revenue deficiency calculation and tariff rates in order to permit Piedmont the opportunity to earn the rate of return on equity of 12.6 percent established in its last general rate case. On October 4, 2017, the PSCSC approved a settlement agreement between Piedmont and the SC Office of Regulatory Staff. Terms of the settlement included implementation of rates for the 12-month period beginning November 2017 with a return on equity of 10.2 percent.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

North Carolina Integrity Management Rider Filings
In October 2017, Piedmont filed a petition with the NCUC under the Integrity Management Rider (IMR) mechanism to collect an additional $8.9 million in annual revenues, effective December 2017, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending September 30, 2017. On November 28, 2017, the NCUC approved the requested rate adjustment.
In May 2017, Piedmont filed, and the NCUC approved, a petition under the IMR mechanism to collect an additional $11.6 million in annual revenues, effective June 2017, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending March 31, 2017.
Tennessee Integrity Management Rider Filing
In November 2017, Piedmont filed a petition with the TPUC under the IMR mechanism to collect an additional $3.3 million in annual revenues, effective January 2018, based on the eligible capital investments closed to integrity and safety projects over the 12-month period ending October 31, 2017. In January 2018, Piedmont filed an amended computation under the IMR mechanism, revising the proposed increase in annual revenues to approximately $0.4 million based on the decrease in the corporate federal income tax rate effective January 1, 2018. A hearing on this matter is scheduled for March 2018.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and Southern Company Gas announced the formation of Atlantic Coast Pipeline, LLC (ACP) to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline is designed to meet, in part, the needs identified by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion will build and operate the ACP pipeline and holds a leading ownership percentage in ACP of 48 percent. Duke Energy owns a 47 percent interest through its Gas Utilities and Infrastructure segment. Southern Company Gas maintains a 5 percent interest. See Notes 12 and 17 for additional information related to Duke Energy's ownership interest.
Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. On September 18, 2015, ACP filed an application with the FERC requesting a CPCN authorizing ACP to construct the pipeline. ACP executed a construction agreement in September 2016. ACP also requested approval of an open access tariff and the precedent agreements it entered into with future pipeline customers. In December 2016, FERC issued a draft Environmental Impact Statement (EIS) indicating that the proposed pipeline would not cause significant harm to the environment or protected populations. The FERC issued the final EIS in July 2017. On October 13, 2017, FERC issued an order approving the CPCN, subject to conditions. On October 16, 2017, ACP accepted the FERC order subject to reserving its right to file a request for rehearing or clarification on a timely basis. On November 9, 2017, ACP filed a request for rehearing on several limited issues. On December 12, 2017, ACP filed an answer to intervenors’ request for rehearing of the certificate order and for stay of the certificate order.
In December 2017, West Virginia issued a waiver of the state water quality permit in reliance on the U.S. Army Corps of Engineers national water quality permit and Virginia issued a conditional water quality permit subject to completion of additional studies and stormwater plans. In early 2018, the FERC issued a series of Partial Notices to Proceed which authorized the project to begin limited construction-related activities along the pipeline route. North Carolina issued the state water quality permit in January 2018. The project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. The ACP pipeline project has a targeted in-service date of late 2019.
Due to delays in obtaining the required permits to commence construction and the conditions imposed upon the project by the permits, ACP's project manager estimates the project's pipeline development costs have increased from a range of $5.0 billion to $5.5 billion to a range of $6.0 billion and $6.5 billion, excluding financing costs. Project construction activities, schedule and final costs are still subject to uncertainty due to potential additional permitting delays, construction productivity and other conditions and risks which could result in potential higher project costs and a potential delay in the targeted in-service date.
Sabal Trail Transmission Pipeline
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest in Sabal Trail Transmission, LLC (Sabal Trail) from Spectra Energy Partners, LP, a master limited partnership, formed by Enbridge Inc. (formerly Spectra Energy Corp.). Spectra Energy Partners, LP holds a 50 percent ownership interest in Sabal Trail and NextEra Energy has a 42.5 percent ownership interest. Sabal Trail is a joint venture to construct a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida. Total estimated project costs are approximately $3.2 billion. The Sabal Trail pipeline traverses Alabama, Georgia and Florida. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. See Notes 12 and 17 for additional information.
On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the pipeline. The Sabal Trail pipeline received other required regulatory approvals and the phase one mainline was placed in service in July 2017. On October 12, 2017, Sabal Trail filed a request with FERC to place in-service a lateral line to Duke Energy Florida's Citrus County Combined Cycle facility, which remains pending. This request is required to support commissioning and testing activities at the facility.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

On September 21, 2016, intervenors filed an appeal of FERC's CPCN orders to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court of Appeals). On August 22, 2017, the appeals court ruled against FERC in the case for failing to include enough information on the impact of greenhouse-gas emissions carried by the pipeline, vacated the CPCN order and remanded the case to FERC. In response to the August 2017 court decision, the FERC issued a draft Supplemental Environmental Impact Statement (SEIS) on September 27, 2017. On October 6, 2017, FERC and a group of industry intervenors, including Sabal Trail and Duke Energy Florida, filed separate petitions with the D.C. Circuit Court of Appeals requesting rehearing regarding the court's decision to vacate the CPCN order. On January 31, 2018, the D.C. Circuit Court of Appeals denied the requests for rehearing. On February 2, 2018, Sabal Trail filed a request with FERC for expedited issuance of its order on remand and reissuance of the CPCN. In the alternative, the pipeline requested that FERC issue a temporary emergency CPCN to allow for continued operations. On February 5, 2018, FERC issued the final SEIS but did not issue the order on remand. On February 6, 2018, FERC and the intervenors in this case each filed motions for stay with the D.C. Circuit Court to stay the court's mandate. The February 6, 2018 motions automatically stay the issuance of the court’s mandate until the later of seven days after the court denies the motions or the expiration of any stay granted by the court. Both motions are pending. Sabal Trail will continue to monitor the progress and the impact to the project going forward.
Constitution Pipeline
Duke Energy owns a 24 percent ownership interest in Constitution Pipeline Company, LLC (Constitution). Constitution is a natural gas pipeline project slated to transport natural gas supplies from the Marcellus supply region in northern Pennsylvania to major northeastern markets. The pipeline will be constructed and operated by Williams Partners L.P., which has a 41 percent ownership share. The remaining interest is held by Cabot Oil and Gas Corporation and WGL Holdings, Inc. Before the permitting delays discussed below, Duke Energy's total anticipated contributions were approximately $229 million. As a result of the permitting delays and project uncertainty, total anticipated contributions by Duke Energy can no longer be reasonably estimated.
In December 2014, Constitution received approval from the FERC to construct and operate the proposed pipeline. However, on April 22, 2016, the New York State Department of Environmental Conservation (NYSDEC) denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit (U.S. Court of Appeals) challenging the legality and appropriateness of the NYSDEC’s decision and on August 18, 2017, the petition was denied in part and dismissed in part. In September 2017, Constitution filed a petition for a rehearing of portions of the decision unrelated to the water quality certification, which was denied by the U.S. Court of Appeals. In January 2018, Constitution petitioned the Supreme Court of the United States to review the U.S. Court of Appeals decision. In October 2017, Constitution filed a petition for declaratory order requesting FERC to find that the NYSDEC waived its rights to issue a Section 401 water quality certification by not acting on Constitution's application within a reasonable period of time as required by statute. This petition was based on precedent established by another pipeline’s successful petition with FERC following a District of Columbia Circuit Court ruling. On January 11, 2018, FERC denied Constitution's petition. In February 2018, Constitution filed a rehearing request with FERC of its finding that the NYSDEC did not waive the Section 401 certification requirement. Constitution is currently unable to approximate an in-service date for the project due to the NYDSEC's denial of the water quality certification. The Constitution partners remain committed to the project and are evaluating next steps to move the project forward. Duke Energy cannot predict the outcome of this matter.
Since April 2016, with the actions of the NYSDEC, Constitution stopped construction and discontinued capitalization of future development costs until the project's uncertainty is resolved.
See Notes 12 and 17 for additional information related to ownership interest and carrying value of the investment.
Progress Energy Merger FERC Mitigation
Following the closing of the Progress Energy merger, outside counsel reviewed Duke Energy’s long-term FERC mitigation plan and discovered a technical error in the calculations. On December 6, 2013, Duke Energy submitted a filing to the FERC disclosing the error and arguing that no additional mitigation is necessary. The city of New Bern filed a protest and requested that FERC order additional mitigation. On October 29, 2014, the FERC ordered that the amount of the stub mitigation be increased from 25 MW to 129 MW. The stub mitigation is Duke Energy’s commitment to set aside for third parties a certain quantity of firm transmission capacity from Duke Energy Carolinas to Duke Energy Progress during summer off-peak hours. The FERC also ordered that Duke Energy operate certain phase shifters to create additional import capability and that such operation be monitored by an independent monitor. The costs to comply with this order are not material. The FERC also referred Duke Energy’s failure to expressly designate the phase shifter reactivation as a mitigation project in the original mitigation plan filing in March 2012 to the FERC Office of Enforcement for further inquiry. In response, and since December 2014, the FERC Office of Enforcement has been conducting a nonpublic investigation of Duke Energy's market power analyses included in the Progress merger filings submitted to FERC. Duke Energy cannot predict the outcome of this investigation.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2017, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$163
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2(b)	873	107
Duke Energy Indiana
Gallagher Units 2 and 4(c)	280	127
Total Duke Energy	1,738	$397

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Florida expects to retire these coal units by the end of 2018 to comply with environmental regulations.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the settlement of Edwardsport IGCC matters.
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
Duke Energy Florida owns Crystal River Unit 3, which permanently ceased operation in 2013 and reached a SAFSTOR condition in January 2018 after the successful transfer of all used nuclear fuel assemblies to an onsite dry cask storage facility.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Nuclear Liability Coverage
The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is approximately $13.4 billion, is subject to change every five years for inflation and for the number of licensed reactors. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.
Primary Liability Insurance
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which is $450 million per station.
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
Nuclear Property and Accidental Outage Coverage
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are members of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, which provides property damage, nuclear accident decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. Additionally, NEIL provides accidental outage coverage for each station for losses in the event of a major accidental outage at an insured nuclear station.
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
NEIL’s Accidental Outage policy provides some coverage, such as business interruption, for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100 percent of the available weekly limits for 52 weeks and 80 percent of the available weekly limits for the next 110 weeks. Coverage is provided until these available weekly periods are met where the accidental outage policy limit will not exceed $490 million for McGuire and Catawba, $462 million for Brunswick, $448 million for Harris, $434 million for Oconee and $378 million for Robinson. NEIL sublimits the accidental outage recovery to the first 104 weeks of coverage not to exceed $328 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. All coverages are subject to sublimits and significant deductibles.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies' retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. NEIL has never exercised this assessment. The maximum aggregate annual retrospective premium obligations for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are $146 million, $96 million and $1 million, respectively. Duke Energy Carolinas' maximum assessment amount includes 100 percent of potential obligations to NEIL for jointly owned reactors. Duke Energy Carolinas would seek reimbursement from the joint owners for their portion of these assessment amounts.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Accounts payable within Current Liabilities and Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at December 31, 2014	$92	$10	$17	$5	$12	$54	$10
Provisions/adjustments	11	1	4	—	4	1	5
Cash reductions	(9)	(1)	(4)	(2)	(2)	(1)	(3)
Balance at December 31, 2015	94	10	17	3	14	54	12
Provisions/adjustments	19	4	7	2	4	7	1
Cash reductions	(15)	(4)	(6)	(2)	(4)	(2)	(3)
Balance at December 31, 2016	98	10	18	3	14	59	10
Provisions/adjustments	8	3	3	2	2	3	(4)
Cash reductions	(25)	(3)	(6)	(2)	(4)	(15)	(1)
Balance at December 31, 2017	$81	$10	$15	$3	$12	$47	$5
As of December 31, 2016, October 31, 2016, 2015 and 2014, Piedmont's environmental reserve was $1 million. In 2017, a $1 million provision was recorded, resulting in a reserve balance of $2 million at December 31, 2017.
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$56
Duke Energy Carolinas	19
Duke Energy Ohio	30
Piedmont	2
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On January 21, 2015, the Duke Energy Defendants filed a Motion to Stay, which the court granted. The stay was lifted on March 24, 2016, after which plaintiffs filed an Amended Verified Consolidated Shareholder Derivative Complaint (Amended Complaint) making the same allegations as in the Consolidated Complaint. The Duke Energy Defendants filed a motion to dismiss the Amended Complaint on June 21, 2016, which was granted by the Court on December 14, 2016. Plaintiffs filed an appeal to the Delaware Supreme Court on January 9, 2017. Oral argument was held on September 27, 2017. On December 15, 2017, the Delaware Supreme Court affirmed the Chancery Court's order of dismissal.
In addition to the above derivative complaints, in 2014, Duke Energy received two shareholder litigation demand letters. The letters alleged that the members of the Board of Directors and certain officers breached their fiduciary duties by allowing the company to illegally dispose of and store coal ash pollutants. One of the letters also alleged a breach of fiduciary duty in the decision-making relating to the leadership changes following the close of the Progress Energy merger in July 2012. By letter dated September 4, 2015, attorneys for the shareholders were informed that, on the recommendation of the Demand Review Committee formed to consider such matters, the Board of Directors concluded not to pursue potential claims against individuals. One of the shareholders, Mitchell Pinsly, sent a formal demand for records and Duke Energy has responded to this request. There was no follow-up after the records were provided; therefore, this matter has been resolved.
On October 30, 2015, shareholder Saul Bresalier filed a shareholder derivative complaint (Bresalier Complaint) in the U.S. District Court for the District of Delaware. The lawsuit alleges that several current and former Duke Energy officers and directors (Bresalier Defendants) breached their fiduciary duties in connection with coal ash environmental issues, the post-merger change in Chief Executive Officer (CEO) and oversight of political contributions. Duke Energy is named as a nominal defendant. The Bresalier Complaint contends that the Demand Review Committee failed to appropriately consider the shareholder’s earlier demand for litigation and improperly decided not to pursue claims against the Bresalier Defendants. On March 30, 2017, the court granted Defendants’ Motion to Dismiss on the claims relating to coal ash environmental issues and political contributions. As discussed below, a settlement agreement was approved for the merger-related claims in the Bresalier Complaint, and those claims were dismissed. On September 8, 2017, Bresalier filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit (Third Circuit Court) challenging the dismissal of his coal ash and political contribution claims. On January 19 2018, Bresalier filed a stipulation of dismissal, closing this case.
Progress Energy Merger Shareholder Litigation
Duke Energy, the 11 members of the Board of Directors who were also members of the pre-merger Board of Directors (Legacy Duke Energy Directors) and certain Duke Energy officers were defendants in a purported securities class-action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidated three lawsuits originally filed in July 2012. The plaintiffs alleged federal Securities Act of 1933 and Securities Exchange Act of 1934 (Exchange Act) claims based on allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in CEO. On August 15, 2014, the parties reached an agreement in principle to settle the litigation. On March 10, 2015, the parties filed a Stipulation of Settlement and a Motion for Preliminary Approval of the Settlement. Under the terms of the agreement, Duke Energy agreed to pay $146 million to settle the claim. On April 22, 2015, Duke Energy made a payment of $25 million into the settlement escrow account. The remainder of $121 million was paid by insurers into the settlement escrow account. The final order approving the settlement was issued on November 2, 2015, thus closing the matter.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The Legacy Duke Energy Directors have reached an agreement-in-principle to settle the Merger Chancery Litigation, conditioned on dismissal as well, of the Tansey v. Rogers, et al case and the merger related claims in the Bresalier Complaint discussed above, which was approved by the Delaware Chancery Court on July 13, 2017. The entire settlement amount was funded by insurance. The settlement amount, less court-approved attorney fees, totaled $20 million and was paid to Duke Energy in 2017.
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
NCDEQ Notice of Violation
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
NCDEQ State Enforcement Actions
In the first quarter of 2013, Southern Environmental Law Center (SELC) sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged Clean Water Act (CWA) violations from coal ash basins at two of their coal-fired power plants in North Carolina. The NCDEQ filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The cases have been consolidated and are being heard before a single judge in the North Carolina Superior Court.
On August 16, 2013, the NCDEQ filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to their remaining plants in North Carolina alleging violations of the CWA and violations of the North Carolina groundwater standards. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. SELC is representing several environmental groups who have been permitted to intervene in these cases.
The court issued orders in 2016 granting Motions for Partial Summary Judgment for seven of the 14 North Carolina plants with coal ash basins named in the enforcement actions. On February 13, 2017, the court issued an order denying motions for partial summary judgment brought by both the environmental groups and Duke Energy Carolinas and Duke Energy Progress for the remaining seven plants. On March 15, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Notice of Appeal to challenge the trial court’s order. The parties were unable to reach an agreement at mediation in April 2017. The parties submitted briefs to the court on remaining issues to be tried and a ruling is pending. On August 22, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Petition for Discretionary Review, requesting the North Carolina Supreme Court to accept the appeal. On August 24, 2017, SELC filed a motion to dismiss the appeal. Duke Energy Carolinas' and Duke Energy Progress’ opening appellate briefs were filed on October 12, 2017, and briefing is now complete. Argument was held on February 8, 2018.
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
On March 16, 2017, RRBA served Duke Energy Progress with a Notice of Intent to Sue under the CWA for alleged violations of effluent standards and limitations at the Roxboro Plant. In anticipation of litigation, Duke Energy Progress filed a Complaint for Declaratory Relief in the U.S. District Court for the Western District of Virginia on May 11, 2017, which was subsequently dismissed. On May 16, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina which asserts two claims relating to alleged violations of NPDES permit provisions and one claim relating to the use of nearby water bodies. The parties are engaged in pre-trial discovery. Trial has been scheduled for October 1, 2018.
On June 20, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina challenging the closure plans at the Mayo Plant under the EPA CCR Rule. Duke Energy Progress filed a motion to dismiss, which was argued on January 30, 2018.
On August 2, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina challenging the closure plans at the Roxboro Plant under the EPA CCR Rule. Duke Energy Progress filed a motion to dismiss on October 2, 2017.
On December 6, 2017, various parties filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina for alleged violations at Duke Energy Carolinas' Belews Creek Steam Station (Belews Creek) under the CWA. Duke Energy Carolinas filed a motion to dismiss on February 5, 2018.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
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
Duke Energy Carolinas and Duke Energy Progress have received formal demand letters from residents near Duke Energy Carolinas' and Duke Energy Progress' coal ash basins. The residents claim damages for nuisance and diminution in property value, among other things. The parties held three days of mediation discussions which ended at impasse. On January 6, 2017, Duke Energy Carolinas and Duke Energy Progress received the plaintiffs' notice of their intent to file suits should the matter not settle. The NCDEQ preliminarily approved Duke Energy’s permanent water solution plans on January 13, 2017, and as a result shortly thereafter, Duke Energy issued a press release, providing additional details regarding the homeowner compensation package. This package consists of three components: (i) a $5,000 goodwill payment to each eligible well owner to support the transition to a new water supply, (ii) where a public water supply is available and selected by the eligible well owner, a stipend to cover 25 years of water bills and (iii) the Property Value Protection Plan. The Property Value Protection Plan is a program offered by Duke Energy designed to guarantee eligible plant neighbors the fair market value of their residential property should they decide to sell their property during the time that the plan is offered. Duke Energy Carolinas and Duke Energy Progress recognized reserves of $19 million and $4 million, respectively.
On August 23, 2017, a class-action suit was filed in Wake County Superior Court, North Carolina, against Duke Energy Carolinas and Duke Energy Progress on behalf of certain property owners living near coal ash impoundments at Allen, Asheville, Belews Creek, Buck, Cliffside, Lee, Marshall, Mayo and Roxboro. The class is defined as those who are well-eligible under the Coal Ash Act or those to whom Duke Energy has promised a permanent replacement water supply and seeks declaratory and injunctive relief, along with compensatory damages. Plaintiffs allege that Duke Energy’s improper maintenance of coal ash impoundments caused harm, particularly through groundwater contamination. Despite NCDEQ’s preliminary approval, Plaintiffs contend that Duke Energy’s proposed permanent water solutions plan fails to comply with the Coal Ash Act. On September 28, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Motion to Dismiss and Motion to Strike the class designation. The parties entered into a Settlement Agreement on January 24, 2018, which resulted in the dismissal of the underlying class action on January 25, 2018.
On September 14, 2017, a complaint was filed against Duke Energy Progress in New Hanover County Superior Court by a group of homeowners residing approximately 1 mile from Duke Energy Progress' Sutton Steam Plant. The homeowners allege that coal ash constituents have been migrating from ash impoundments at Sutton into their groundwater for decades and that in 2015, Duke Energy Progress discovered these releases of coal ash, but failed to notify any officials or neighbors and failed to take remedial action. The homeowners claim unspecified physical and mental injuries as a result of consuming their well water and seek actual damages for personal injury, medical monitoring and punitive damages. Duke Energy filed its Motion to Dismiss on October 27, 2017, and the hearing is scheduled for March 7, 2018.
It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with claims which might be made by these residents.
Duke Energy Carolinas
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of December 31, 2017, there were 161 asserted claims for non-malignant cases with the cumulative relief sought of up to $42 million and 54 asserted claims for malignant cases with the cumulative relief sought of up to $16 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $489 million and $512 million at December 31, 2017, and 2016, respectively. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2037, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2037 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $797 million in excess of the self-insured retention. Receivables for insurance recoveries were $585 million and $587 million at December 31, 2017, and 2016, respectively. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On October 16, 2014, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage. Duke Energy Progress and Duke Energy Florida asserted damages for the period January 1, 2011, through December 31, 2013, of $48 million and $25 million, respectively. On November 17, 2017, the Court awarded Duke Energy Progress and Duke Energy Florida $48 million and $21 million, respectively, subject to appeal. No appeals were filed and Duke Energy Progress and Duke Energy Florida will recognize the recoveries in the first quarter of 2018. Claims for all periods through 2013 have been resolved. Additional claims will be filed in 2018.
Duke Energy Progress
Gypsum Supply Agreements Matter
On June 30, 2017, CertainTeed Gypsum NC, Inc. (CertainTeed) filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed seeks an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. On September 28, 2017, the Court denied CertainTeed's motion for summary judgment. Discovery in the case is underway and a trial date has not been set. In light of the volatility in future production of gypsum, Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Florida
Class-Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal to the U.S. Court of Appeals. The appeal, which has been fully briefed, was heard on August 22, 2017, and a decision is pending. Duke Energy Florida cannot predict the outcome of this appeal.
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
On March 29, 2017, Westinghouse filed Chapter 11 bankruptcy in the Southern District of New York, which automatically stayed the appeal. On May 23, 2017, the bankruptcy court entered an order lifting the stay with respect to the appeal. Briefing of the appeal concluded on October 20, 2017. Oral argument in the appeal was originally set for March 2018 but has tentatively been rescheduled to May 2018, due to scheduling conflicts.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. See discussion of the 2017 Settlement and the Levy Nuclear Project in Note 4 for additional information regarding recovery of costs related to Westinghouse. The 2017 Settlement does not permit recovery of any amounts paid to resolve this contract litigation.
MGP Cost Recovery Action
On December 30, 2011, Duke Energy Florida filed a lawsuit against FirstEnergy Corp. (FirstEnergy) to recover investigation and remediation costs incurred by Duke Energy Florida in connection with the restoration of two former MGP sites in Florida. Duke Energy Florida alleged that FirstEnergy, as the successor to Associated Gas & Electric Co., owes past and future contribution and response costs of up to $43 million for the investigation and remediation of MGP sites. On December 6, 2016, the trial court entered judgment against Duke Energy Florida in the case. In January 2017, Duke Energy Florida appealed the decision to the U.S. Court of Appeals for the Sixth Circuit, which has been fully briefed and argued. Duke Energy Florida cannot predict the outcome of this appeal.
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
During 2015, the parties received preliminary court approval of a settlement agreement. Duke Energy Ohio recorded a litigation settlement reserve of $81 million classified in Other within Current Liabilities on the Consolidated Balance Sheet at December 31, 2015. Duke Energy Ohio also recognized a pretax charge of $81 million in (Loss) Income From Discontinued Operations, net of tax in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2015. The settlement agreement was approved at a federal court hearing on April 19, 2016. Distribution of the settlement checks was approved by the court in January 2017 and all settlement amounts have been paid. See Note 2 for further discussion on the Midwest Generation Exit.
Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.
The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters, excluding asbestos-related reserves and the exit obligation discussed above related to the termination of an EPC contract. Reserves are classified on the Consolidated Balance Sheets in Other within Other Noncurrent Liabilities and Accounts payable and Other within Current Liabilities. The reasonably possible range of loss in excess of recorded reserves is not material, other than as described above.

	December 31,
(in millions)	2017	2016
Reserves for Legal Matters
Duke Energy	$88	$98
Duke Energy Carolinas	30	23
Progress Energy	55	59
Duke Energy Progress	13	14
Duke Energy Florida	24	28
Duke Energy Ohio	—	4
Piedmont	2	2
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
The following table presents executory purchased power contracts with terms exceeding one year, excluding contracts classified as leases. Amounts at Duke Energy Ohio were immaterial.

		Minimum Purchase Amount at December 31, 2017
	Contract
(in millions)	Expiration	2018	2019	2020	2021	2022	Thereafter	Total
Duke Energy Progress(a)	2019-2031	$68	$68	$51	$52	$30	$239	$508
Duke Energy Florida(b)	2021-2043	357	374	394	378	376	770	2,649
(a)    Contracts represent between 15 percent and 100 percent of net plant output.
(b)     Contracts represent between 81 percent and 100 percent of net plant output.
Gas Supply and Capacity Contracts
Duke Energy Ohio and Piedmont routinely enter into long-term natural gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services needed in their businesses. These commitments include pipeline and storage capacity contracts and natural gas supply contracts to provide service to customers. Costs arising from the natural gas supply commodity and capacity commitments, while significant, are pass-through costs to customers and are generally fully recoverable through the fuel adjustment or PGA procedures and prudence reviews in North Carolina and South Carolina and under the Tennessee Incentive Plan in Tennessee. In the Midwest, these costs are recovered via the Gas Cost Recovery Rate in Ohio or the Gas Cost Adjustment Clause in Kentucky. The time periods for fixed payments under pipeline and storage capacity contracts are up to 19 years. The time periods for fixed payments under natural gas supply contracts are up to three years. The time period for the natural gas supply purchase commitments is up to 15 years.
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
The following table presents future unconditional purchase obligations under natural gas supply and capacity contracts as of December 31, 2017.

(in millions)	Duke Energy	Duke Energy Ohio	Piedmont
2018	$314	$37	$277
2019	280	28	252
2020	252	25	227
2021	249	26	223
2022	226	11	215
Thereafter	1,121	3	1,118
Total	$2,442	$130	$2,312
Operating and Capital Lease Commitments
The Duke Energy Registrants lease office buildings, railcars, vehicles, computer equipment and other property and equipment with various terms and expiration dates. Additionally, Duke Energy Progress has a capital lease related to firm natural gas pipeline transportation capacity. Duke Energy Progress and Duke Energy Florida have entered into certain purchased power agreements, which are classified as leases. Consolidated capitalized lease obligations are classified as Long-Term Debt or Other within Current Liabilities on the Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in Depreciation and amortization and Fuel used in electric generation on the Consolidated Statements of Operations.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following tables present rental expense for operating leases. These amounts are included in Operation, maintenance and other on the Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2017	2016	2015
Duke Energy	$241	$242	$313
Duke Energy Carolinas	44	45	41
Progress Energy	130	140	230
Duke Energy Progress	75	68	149
Duke Energy Florida	55	72	81
Duke Energy Ohio	15	16	13
Duke Energy Indiana	23	23	20

	Year Ended	Two Months Ended	Years Ended October 31,
(in millions)	December 31, 2017	December 31, 2016	2016	2015
Piedmont	$7	$1	$5	$5
The following table presents future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year.

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2018	$233	$36	$133	$77	$56	$20	$22	$6
2019	203	29	126	72	54	12	14	5
2020	183	25	117	62	55	10	10	5
2021	150	19	97	48	49	7	8	6
2022	135	16	90	42	48	4	5	6
Thereafter	882	52	525	344	181	5	7	16
Total	$1,786	$177	$1,088	$645	$443	$58	$66	$44
The following table presents future minimum lease payments under capital leases.

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2018	$168	$13	$46	$21	$25	$3	$2
2019	169	13	45	20	25	1	1
2020	174	13	47	21	26	—	1
2021	176	8	45	22	25	—	1
2022	169	8	45	21	24	—	1
Thereafter	745	109	323	227	95	—	38
Minimum annual payments	1,601	164	551	332	220	4	44
Less: amount representing interest	(601)	(103)	(283)	(192)	(91)	—	(33)
Total	$1,000	$61	$268	$140	$129	$4	$11

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

6. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt.

	December 31, 2017
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2018-2073	4.17%	$20,409	$1,150	$3,950	$—	$550	$900	$411	$2,050
Secured debt, maturing 2018-2037	3.15%	4,458	450	1,757	300	1,457	—	—	—
First mortgage bonds, maturing 2018-2047(a)	4.51%	23,529	7,959	11,801	6,776	5,025	1,100	2,669	—
Capital leases, maturing 2018-2051(b)	4.55%	1,000	61	269	139	129	5	11	—
Tax-exempt bonds, maturing 2019-2041(c)	3.23%	941	243	48	48	—	77	572	—
Notes payable and commercial paper(d)	1.57%	2,788	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	404	955	390	—	54	311	364
Fair value hedge carrying value adjustment		6	6	—	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,582	(19)	(30)	(16)	(10)	(33)	(9)	(1)
Unamortized debt issuance costs(f)		(271)	(47)	(108)	(40)	(56)	(7)	(21)	(12)
Total debt	4.09%	$54,442	$10,207	$18,642	$7,597	$7,095	$2,096	$3,944	$2,401
Short-term notes payable and commercial paper		(2,163)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	(104)	(805)	(240)	—	(29)	(161)	(364)
Current maturities of long-term debt(g)		(3,244)	(1,205)	(771)	(3)	(768)	(3)	(3)	(250)
Total long-term debt(g)		$49,035	$8,898	$17,066	$7,354	$6,327	$2,064	$3,780	$1,787

(a)	Substantially all electric utility property is mortgaged under mortgage bond indentures.

(b)
Duke Energy includes $81 million and $603 million of capital lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to power purchase agreements that are not accounted for as capital leases in their respective financial statements because of grandfathering provisions in GAAP.

(c)	Substantially all tax-exempt bonds are secured by first mortgage bonds or letters of credit.

(d)
Includes $625 million that was classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper program was 14 days.

(e)	Duke Energy includes $1,509 million and $176 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.

(f)	Duke Energy includes $47 million in purchase accounting adjustments primarily related to the merger with Progress Energy.

(g)	Refer to Note 17 for additional information on amounts from consolidated VIEs.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2016
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2017-2073	4.30%	$17,812	$1,150	$3,551	$—	$150	$810	$415	$1,835
Secured debt, maturing 2017-2037	2.60%	3,909	425	1,819	300	1,519	—	—	—
First mortgage bonds, maturing 2017-2046(a)	4.61%	21,879	7,410	10,800	6,425	4,375	1,000	2,669	—
Capital leases, maturing 2018-2051(b)	4.48%	1,100	22	285	142	143	7	11	—
Tax-exempt bonds, maturing 2017-2041(c)	2.84%	1,053	355	48	48	—	77	572	—
Notes payable and commercial paper(d)	1.01%	3,112	—	—	—	—	—	—	—
Money pool/intercompany borrowings(e)		—	300	1,902	150	297	41	150	—
Fair value hedge carrying value adjustment		6	6	—	—	—	—	—	—
Unamortized debt discount and premium, net(f)		1,753	(20)	(31)	(16)	(10)	(28)	(9)	(1)
Unamortized debt issuance costs(g)		(242)	(45)	(104)	(38)	(52)	(7)	(22)	(13)
Total debt	4.07%	$50,382	$9,603	$18,270	$7,011	$6,422	$1,900	$3,786	$1,821
Short-term notes payable and commercial paper		(2,487)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	—	(729)	—	(297)	(16)	—	—
Current maturities of long-term debt(h)		(2,319)	(116)	(778)	(452)	(326)	(1)	(3)	(35)
Total long-term debt(h)		$45,576	$9,487	$16,763	$6,559	$5,799	$1,883	$3,783	$1,786

(a)	Substantially all electric utility property is mortgaged under mortgage bond indentures.

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

(e)	Progress Energy amount includes a $1 billion intercompany loan related to the sale of the International Disposal Group. See Note 2 for further discussion of the sale.

(f)	Duke Energy includes $1,653 million and $197 million purchase accounting adjustments related to the mergers with Progress Energy and Piedmont, respectively.

(g)	Duke Energy includes $53 million in purchase accounting adjustments primarily related to the merger with Progress Energy.

(h)	Refer to Note 17 for additional information on amounts from consolidated VIEs.
Current Maturities of Long-Term Debt
The following table shows the significant components of Current maturities of Long-Term Debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		December 31, 2017
Unsecured Debt
Duke Energy (Parent)	June 2018	6.250%		$250
Duke Energy (Parent)	June 2018	2.100%		500
Piedmont	December 2018	2.286%	(b)	250
First Mortgage Bonds
Duke Energy Carolinas	January 2018	5.250%		400
Duke Energy Carolinas	April 2018	5.100%		300
Duke Energy Florida	June 2018	5.650%		500
Duke Energy Carolinas	November 2018	7.000%		500
Other(a)				544
Current maturities of long-term debt				$3,244

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Includes capital lease obligations, amortizing debt and small bullet maturities.

(b)	Debt has a floating interest rate.
Maturities and Call Options
The following table shows the annual maturities of long-term debt for the next five years and thereafter. Amounts presented exclude short-term notes payable and commercial paper and money pool borrowings for the Subsidiary Registrants.

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2018	$3,244	$1,205	$771	$3	$768	$3	$3	$250
2019	3,563	6	2,191	903	490	548	61	—
2020	3,699	906	871	304	568	—	502	—
2021	3,760	502	1,472	602	371	48	69	159
2022	3,010	302	1,176	653	74	23	243	—
Thereafter	33,271	7,182	11,356	4,892	4,824	1,445	2,905	1,628
Total long-term debt, including current maturities	$50,547	$10,103	$17,837	$7,357	$7,095	$2,067	$3,783	$2,037

(a)	Excludes $1,732 million in purchase accounting adjustments related to the Progress Energy merger and the Piedmont acquisition.
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

	December 31, 2017
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$312	$—	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$937	$300	$150	$52	$435

	December 31, 2016
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$347	$35	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$972	$335	$150	$52	$435

(a)	Progress Energy amounts are equal to Duke Energy Progress amounts.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Summary of Significant Debt Issuances
The following tables summarize significant debt issuances (in millions).

					Year Ended December 31, 2017
						Duke	Duke	Duke	Duke	Duke
	Maturity		Interest		Duke	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date		Rate		Energy	(Parent)	Carolinas	Progress	Florida	Ohio
Unsecured Debt
April 2017(a)	April 2025		3.364%		$420	$420	$—	$—	$—	$—
June 2017(b)	June 2020		2.100%		330	330	—	—	—	—
August 2017(c)	August 2022		2.400%		500	500	—	—	—	—
August 2017(c)	August 2027		3.150%		750	750	—	—	—	—
August 2017(c)	August 2047		3.950%		500	500	—	—	—	—
December 2017(d)	December 2019	(k)	2.100%		400	—	—	—	400	—
Secured Debt
February 2017(e)	June 2034		4.120%		587	—	—	—	—	—
August 2017(f)	December 2036		4.110%		233	—	—	—	—	—
First Mortgage Bonds
January 2017(g)	January 2020		1.850%		250	—	—	—	250	—
January 2017(g)	January 2027		3.200%		650	—	—	—	650	—
March 2017(h)	June 2046		3.700%		100	—	—	—	—	100
September 2017(i)	September 2020		1.500%	(l)	300	—	—	300	—	—
September 2017(i)	September 2047		3.600%		500	—	—	500	—	—
November 2017(j)	December 2047		3.700%		550	—	550	—	—	—
Total issuances					$6,070	$2,500	$550	$800	$1,300	$100

(a)	Proceeds were used to refinance $400 million of unsecured debt at maturity and to repay a portion of outstanding commercial paper.

(b)	Debt issued to repay a portion of outstanding commercial paper.

(c)	Debt issued to repay at maturity $700 million of unsecured debt, to repay outstanding commercial paper and for general corporate purposes.

(d)	Debt issued to fund storm restoration costs related to Hurricane Irma and for general corporate purposes.

(e)
Portfolio financing of four Texas and Oklahoma wind facilities. Duke Energy pledged substantially all of the assets of these wind facilities and is nonrecourse to Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures.

(f)
Portfolio financing of eight solar facilities located in California, Colorado and New Mexico. Duke Energy pledged substantially all of the assets of these solar facilities and is nonrecourse to Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures.

(g)	Debt issued to fund capital expenditures for ongoing construction and capital maintenance, to repay a $250 million aggregate principal amount of bonds at maturity and for general corporate purposes.

(h)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

(i)
Debt issued to repay at maturity a $200 million aggregate principal amount of bonds at maturity, pay down intercompany short-term debt and for general corporate purposes, including capital expenditures.

(j)	Debt issued to refinance $400 million aggregate principal amount of bonds due January 2018, pay down intercompany short-term debt and for general corporate purposes.

(k)	Principal balance will be repaid in equal quarterly installments beginning in March 2018.

(l)	Debt issuance has a floating interest rate.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

				Year Ended December 31, 2016
					Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest		Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate		Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Unsecured Debt
April 2016(a)	April 2023	2.875%		$350	$350	$—	$—	$—	$—	$—
August 2016(b)	September 2021	1.800%		750	750	—	—	—	—	—
August 2016(b)	September 2026	2.650%		1,500	1,500	—	—	—	—	—
August 2016(b)	September 2046	3.750%		1,500	1,500	—	—	—	—	—
Secured Debt
June 2016(c)	March 2020	1.196%		183	—	—	—	183	—	—
June 2016(c)	September 2022	1.731%		150	—	—	—	150	—	—
June 2016(c)	September 2029	2.538%		436	—	—	—	436	—	—
June 2016(c)	March 2033	2.858%		250	—	—	—	250	—	—
June 2016(c)	September 2036	3.112%		275	—	—	—	275	—	—
August 2016(d)	June 2034	2.747%	(i)	228	—	—	—	—	—	—
August 2016(d)	June 2020	2.747%	(i)	105	—	—	—	—	—	—
First Mortgage Bonds
March 2016(e)	March 2023	2.500%		500	—	500	—	—	—	—
March 2016(e)	March 2046	3.875%		500	—	500	—	—	—	—
May 2016(f)	May 2046	3.750%		500	—	—	—	—	—	500
June 2016(e)	June 2046	3.700%		250	—	—	—	—	250	—
September 2016(g)	October 2046	3.400%		600	—	—	—	600	—	—
September 2016(e)	October 2046	3.700%		450	—	—	450	—	—	—
November 2016(h)	December 2046	2.950%		600	—	600	—	—	—	—
Total issuances				$9,127	$4,100	$1,600	$450	$1,894	$250	$500

(a)	Proceeds were used to pay down outstanding commercial paper and for general corporate purposes.

(b)
Proceeds were used to finance a portion of the Piedmont acquisition. The $4.9 billion Bridge Facility was terminated following the issuance of this debt. See Note 2 for additional information on the Piedmont acquisition.

(c)
DEFPF issued nuclear-asset recovery bonds and used the proceeds to acquire nuclear-asset recovery property from its parent, Duke Energy Florida. The nuclear-asset recovery bonds are payable only from and secured by the nuclear asset-recovery property. DEFPF is consolidated for financial reporting purposes; however, the nuclear asset-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, Duke Energy Florida or any of its affiliates other than DEFPF. The assets of DEFPF, including the nuclear-asset recovery property, are not available to pay creditors of Duke Energy Florida or any of its affiliates. Duke Energy Florida used the proceeds from the sale to repay short-term borrowings under the intercompany money pool borrowing arrangement and make an equity distribution of $649 million to the ultimate parent, Duke Energy (Parent), which repaid short-term borrowings. The nuclear-asset recovery bonds are sequential pay amortizing bonds. The maturity date above represents the scheduled final maturity date for the bonds. See Notes 4 and 17 for additional information.

(d)
Emerald State Solar, LLC, an indirect wholly owned subsidiary of Duke Energy entered into portfolio financing of approximately 22 North Carolina solar facilities. Tranche A of $228 million is secured by substantially all of the assets of the solar facilities and is nonrecourse to Duke Energy. Tranche B of $105 million is secured by an Equity Contribution Agreement with Duke Energy. Proceeds were used to reimburse Duke Energy for a portion of previously funded construction expenditures related to the Emerald State Solar, LLC portfolio. The initial interest rate on the loans was six months London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.75 percent plus a 0.125 percent increase every three years thereafter. In connection with this debt issuance, Emerald State Solar, LLC entered into two interest rate swaps to convert the substantial majority of the loan interest payments from variable rates to fixed rates of approximately 1.81 percent for Tranche A and 1.38 percent for Tranche B, plus the applicable margin. See Note 14 for further information on the notional amounts of the interest rate swaps.

(e)	Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

(f)	Proceeds were used to repay $325 million of unsecured debt due June 2016, $150 million of first mortgage bonds due July 2016 and for general corporate purposes.

(g)
Proceeds were used to fund capital expenditures for ongoing construction, capital maintenance, to repay short-term borrowings under the intercompany money pool borrowing arrangement and for general corporate purposes.

(h)
Proceeds were used to repay at maturity $350 million aggregate principal amount of certain bonds due December 2016, as well as to fund capital expenditures for ongoing construction and capital maintenance and for general corporate purposes.

(i)	Debt issuance has a floating interest rate.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

In July 2016, Piedmont issued $300 million unsecured notes maturing in November 2046 with an interest rate of 3.64%. Piedmont has the option to redeem all or part of the notes before May 1, 2046, at a redemption price equal to the greater of a) 100% of the principal amount of the notes to be redeemed, and b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the Treasury Rate as defined in the indenture, as supplemented, plus 25 basis points and any accrued and unpaid interest to the date of redemption. Piedmont has the option to redeem all or part of the notes on or after May 1, 2046, at 100% of the principal amounts plus any accrued and unpaid interest to the date of redemption. Piedmont used the proceeds to fund capital expenditures, to repay short-term borrowings under Piedmont's commercial paper program and for general corporate purposes.
Available Credit Facilities
In March 2017, Duke Energy amended its Master Credit Facility to increase its capacity from $7.5 billion to $8 billion, and to extend the termination date of the facility from January 30, 2020, to March 16, 2022. The amendment also added Piedmont as a borrower within the Master Credit Facility. Piedmont's separate $850 million credit facility was terminated in connection with the amendment. With the amendment, the Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to specified sublimits for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins.
In January 2018, Duke Energy further amended its Master Credit Facility with consenting lenders to extend $7.65 billion of our existing $8 billion Master Credit Facility by one year to March 16, 2023.
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	December 31, 2017
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,850	$1,350	$1,250	$800	$450	$600	$700
Reduction to backstop issuances
Commercial paper(b)	(1,799)	(561)	(371)	(314)	—	(45)	(260)	(248)
Outstanding letters of credit	(63)	(54)	(4)	(2)	(1)	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity	$5,557	$2,235	$725	$684	$799	$405	$259	$450

(a)	Represents the sublimit of each borrower.

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
As of December 31, 2017, $500 million has been drawn under the Three Year Revolver. This balance is classified as Long-Term Debt on Duke Energy's Consolidated Balance Sheets. Any undrawn commitments can be drawn, and borrowings can be prepaid, at any time throughout the term of the facility. The terms and conditions of the Three Year Revolver are generally consistent with those governing Duke Energy's Master Credit Facility.
Piedmont Term Loan Facility
In June 2017, Piedmont entered into an 18-month term loan facility with commitments totaling $250 million (the Piedmont Term Loan). Borrowings under the facility will be used for general corporate purposes.
As of December 31, 2017, the entire $250 million has been drawn under the Piedmont Term Loan. This balance is classified as Long-Term Debt on Piedmont's Consolidated Balance Sheets. The terms and conditions of the Piedmont Term Loan are generally consistent with those governing Duke Energy's Master Credit Facility.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2017, and 2016 was $986 million and $1,090 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
In January 2017, Duke Energy amended its Form S-3 to add Piedmont as a registrant and included in the amendment a prospectus for Piedmont under which it may issue debt securities in the same manner as other Duke Energy Registrants.
Duke Energy guaranteed debt issued by Duke Energy Carolinas of $650 million and $762 million, respectively, as of December 31, 2017, and 2016.
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
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65 percent for each borrower, excluding Piedmont, and 70 percent for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2017, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Other Loans
As of December 31, 2017, and 2016, Duke Energy had loans outstanding of $701 million, including $38 million at Duke Energy Progress and $661 million, including $39 million at Duke Energy Progress, respectively, against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
7. GUARANTEES AND INDEMNIFICATIONS
Duke Energy and Progress Energy have various financial and performance guarantees and indemnifications, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy and Progress Energy enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2017, Duke Energy and Progress Energy do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.
On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2017, the maximum potential amount of future payments associated with these guarantees was $205 million, the majority of which expires by 2028.
Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly owned entity. The maximum potential amount of future payments required under these guarantees as of December 31, 2017, was $326 million. Of this amount, $11 million relates to guarantees issued on behalf of less than wholly owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Of the guarantees noted above, $281 million of the guarantees expire between 2019 and 2030, with the remaining performance guarantees having no contractual expiration.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

In October 2017, ACP executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is limited to 47 percent of the outstanding borrowings under the credit facility, which was $312 million as of December 31, 2017.
Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a wholly owned and former non-wholly owned entity to honor its obligations to a third party. Under these arrangements, Duke Energy has payment obligations that are triggered by a draw by the third party or customer due to the failure of the wholly owned or former non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2017, Duke Energy had guaranteed $81 million of outstanding surety bonds, most of which have no set expiration.
Duke Energy uses bank-issued stand-by letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank that are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2017, Duke Energy had issued a total of $449 million in letters of credit, which expire between 2018 and 2022. The unused amount under these letters of credit was $66 million.
Duke Energy and Progress Energy have issued indemnifications for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At December 31, 2017, the estimated maximum exposure for these indemnifications was $89 million, most of which have no set expiration. For certain matters for which Progress Energy receives timely notice, indemnity obligations may extend beyond the notice period. Certain indemnifications related to discontinued operations have no limitations as to time or maximum potential future payments.
Duke Energy recognized $21 million and $13 million, as of December 31, 2017, and 2016, respectively, primarily in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets, for the guarantees discussed above. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.
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

	December 31, 2017
				Construction
	Ownership	Property, Plant	Accumulated	Work in
(in millions except for ownership interest)	Interest	and Equipment	Depreciation	Progress
Duke Energy Carolinas
Catawba Nuclear Station (units 1 and 2)(a)	19.25%	$927	$651	$19
Lee Combined Combustion Station(b)	86.67%	—	—	552
Duke Energy Ohio
Transmission facilities(c)	Various	89	63	1
Duke Energy Indiana
Gibson Station (unit 5)(d)	50.05%	348	162	9
Vermillion Generating Station(e)	62.5%	155	120	—
Transmission and local facilities(d)	Various	4,672	1,739	—

(a)	Jointly owned with North Carolina Municipal Power Agency Number 1, NCEMC and Piedmont Municipal Power Agency.

(b)	Jointly owned with NCEMC.

(c)	Jointly owned with America Electric Power Generation Resources and The Dayton Power and Light Company.

(d)	Jointly owned with Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency.

(e)	Jointly owned with WVPA.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
The following table presents the AROs recorded on the Consolidated Balance Sheets.

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$5,371	$1,944	$3,246	$2,564	$681	$—	$—	$—
Closure of ash impoundments	4,525	1,629	2,094	2,075	19	39	763	—
Other(b)	279	37	74	34	42	45	18	15
Total asset retirement obligation	$10,175	$3,610	$5,414	$4,673	$742	$84	$781	$15
Less: current portion	689	337	295	295	—	3	54	—
Total noncurrent asset retirement obligation	$9,486	$3,273	$5,119	$4,378	$742	$81	$727	$15

(a)	Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.

(b)
Primarily includes obligations related to asbestos removal. Duke Energy Ohio and Piedmont also include AROs related to the retirement of natural gas mains and services. Duke Energy includes AROs related to the removal of renewable energy generation assets.

Nuclear Decommissioning Liability
AROs related to nuclear decommissioning are based on site-specific cost studies. The NCUC, PSCSC and FPSC require updated cost estimates for decommissioning nuclear plants every five years.
The following table summarizes information about the most recent site-specific nuclear decommissioning cost studies. Decommissioning costs in the table below are stated in 2013 or 2014 dollars, depending on the year of the cost study, and include costs to decommission plant components not subject to radioactive contamination.

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
Nuclear Decommissioning Trust Funds
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida each maintain NDTFs that are intended to pay for the decommissioning costs of their respective nuclear power plants. The NDTF investments are managed and invested in accordance with applicable requirements of various regulatory bodies including the NRC, FERC, NCUC, PSCSC, FPSC and the Internal Revenue Service (IRS).
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
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

	December 31,
(in millions)	2017	2016
Duke Energy	$5,864	$5,099
Duke Energy Carolinas	3,321	2,882
Duke Energy Progress	2,543	2,217
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
Duke Energy Florida has requested the NRC terminate the operating license for Crystal River Unit 3 as it permanently ceased operation in February 2013. In January 2018, Crystal River Unit 3 reached a SAFSTOR status.
Closure of Ash Impoundments
The Duke Energy Registrants are subject to state and federal regulations covering the closure of coal ash impoundments, including the EPA CCR rule and the Coal Ash Act, and other agreements. AROs recorded on the Duke Energy Registrants' Consolidated Balance Sheets include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of these regulations and agreements.
The Coal Ash Act, as amended, requires excavation of the Sutton, Riverbend and Dan River basins by August 1, 2019, and Asheville basins by August 1, 2022. Excavation at these sites may include a combination of transfer of coal ash to an engineered landfill or conversion for beneficial use. Basins at the H.F. Lee, Cape Fear and Weatherspoon sites are required to be closed through excavation no later than August 1, 2028. Excavation at these sites can include conversion of the basin to a lined industrial landfill, transfer of ash to an engineered landfill or conversion for beneficial use. The remaining basins are required to be closed no later than December 31, 2024, through conversion to a lined industrial landfill, transfer to an engineered landfill or conversion for beneficial use, unless certain dam improvement projects and alternative drinking water source projects are completed by October 15, 2018. Upon satisfactory completion of these projects, the closure deadline would be extended to December 31, 2029, and could include closure through the combination of a cap system and a groundwater monitoring system.
The Coal Ash Act also required the installation and operation of three large-scale coal ash beneficiation projects to produce reprocessed ash for use in the concrete industry. Duke Energy selected the Buck, H.F. Lee and Cape Fear plants for these projects. Closure at these sites is required to be completed no later than December 31, 2029.
The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions. Closure plans and all associated permits must be approved by NCDEQ before any closure work can begin.
The EPA CCR rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. The EPA CCR rule has certain requirements which if not met could initiate impoundment closure and require closure completion within five years. The EPA CCR rule includes extension requirements, which if met could allow the extension of closure completion by up to 10 years.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The ARO amount recorded on the Consolidated Balance Sheets is based upon estimated closure costs for impacted ash impoundments. The amount recorded represents the discounted cash flows for estimated closure costs based upon either specific closure plans or the probability weightings of the potential closure methods as evaluated on a site-by-site basis. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from ash basins, consolidating material as necessary and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with standards set by federal and state regulations and other agreements. The ARO amount will be adjusted as additional information is gained through the closure and post-closure process, including acceptance and approval of compliance approaches which may change management assumptions, and may result in a material change to the balance. See ARO Liability Rollforward section below for information on revisions made to the coal ash liability during 2017 and 2016.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets, respectively, on the Consolidated Balance Sheets. See Note 4 for additional information on Regulatory assets related to AROs.
Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. See Note 4 for additional information on recovery of coal ash costs.
ARO Liability Rollforward
During 2017 and 2016, the Duke Energy Registrants updated coal ash ARO liability estimates based on additional site-specific information for the related costs, methods and timing of work to be performed. Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded AROs.
The following tables present changes in the liability associated with AROs.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at December 31, 2015	$10,249	$3,918	$5,369	$4,567	$802	$125	$525
Acquisitions(a)	22	—	2	—	2	—	—
Accretion expense(b)	400	187	230	194	35	5	24
Liabilities settled(c)	(613)	(287)	(272)	(212)	(60)	(5)	(49)
Liabilities incurred in the current year	51	—	3	3	—	—	29
Revisions in estimates of cash flows	502	77	143	145	(1)	(48)	337
Balance at December 31, 2016	10,611	3,895	5,475	4,697	778	77	866
Accretion expense(b)	435	184	228	195	33	3	32
Liabilities settled(c)	(619)	(282)	(270)	(204)	(65)	(7)	(49)
Liabilities incurred in the current year(d)	51	5	—	—	—	7	29
Revisions in estimates of cash flows	(303)	(192)	(19)	(15)	(4)	4	(97)
Balance at December 31, 2017	$10,175	$3,610	$5,414	$4,673	$742	$84	$781

(a)	Duke Energy amount relates to the Piedmont acquisition. See Note 2 for additional information.

(b)
Substantially all accretion expense for the years ended December 31, 2017, and 2016 relates to Duke Energy’s regulated electric operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Amounts primarily relate to ash impoundment closures and nuclear decommissioning of Crystal River Unit 3.

(d)	Amounts primarily relate to AROs recorded as a result of state agency closure requirements at Duke Energy Indiana.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(in millions)	Piedmont
Balance at October 31, 2015	$20
Accretion expense	1
Liabilities settled	(7)
Liabilities incurred in the current year	6
Revisions in estimates of cash flows	(6)
Balance at October 31, 2016	14
Liabilities settled	(1)
Liabilities incurred in the current year	1
Balance at December 31, 2016	14
Accretion expense	1
Liabilities settled	(8)
Liabilities incurred in the current year	8
Balance at December 31, 2017	$15
10. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment for Duke Energy and its subsidiary registrants.

	December 31, 2017
	Estimated
	Useful		Duke		Duke	Duke	Duke	Duke
	Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$1,559	$467	$767	$424	$343	$134	$111	$41
Plant – Regulated
Electric generation, distribution and transmission	8-100	93,687	35,657	39,419	24,502	14,917	4,870	13,741	—
Natural gas transmission and distribution	12-80	8,292	—	—	—	—	2,559	—	5,733
Other buildings and improvements	15-100	1,936	647	652	316	336	243	240	154
Plant – Nonregulated
Electric generation, distribution and transmission(a)	5-30	4,273	—	—	—	—	—	—	—
Other buildings and improvements	25-35	465	—	—	—	—	—	—	—
Nuclear fuel		3,680	2,120	1,560	1,560	—	—	—	—
Equipment	3-55	2,122	402	555	416	139	348	169	266
Construction in process		6,995	2,614	3,059	1,434	1,625	350	416	231
Other	3-40	4,498	1,032	1,311	931	370	228	271	300
Total property, plant and equipment(b)(e)		127,507	42,939	47,323	29,583	17,730	8,732	14,948	6,725
Total accumulated depreciation – regulated(c)(d)(e)		(39,742)	(15,063)	(15,857)	(10,903)	(4,947)	(2,691)	(4,662)	(1,479)
Total accumulated depreciation – nonregulated(d)(e)		(1,795)	—	—	—	—	—	—	—
Generation facilities to be retired, net		421	—	421	421	—	—	—	—
Total net property, plant and equipment		$86,391	$27,876	$31,887	$19,101	$12,783	$6,041	$10,286	$5,246

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Includes a pretax impairment charge of $58 million on a wholly owned non-contracted wind project. See discussion below.

(b)
Includes capitalized leases of $1,294 million, $81 million, $272 million, $139 million, $133 million, $80 million and $35 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $114 million, $11 million and $103 million, respectively, of accumulated amortization of capitalized leases.

(c)
Includes $2,113 million, $1,283 million, $831 million and $831 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.

(d)
Includes accumulated amortization of capitalized leases of $57 million, $11 million, $21 million and $9 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, respectively.

(e)	Includes gross property, plant and equipment cost of consolidated VIEs of $3,941 million and accumulated depreciation of consolidated VIEs of $598 million at Duke Energy.

	December 31, 2016
	Estimated
	Useful		Duke		Duke	Duke	Duke	Duke
	Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$1,501	$432	$735	$393	$342	$150	$106	$39
Plant – Regulated
Electric generation, distribution and transmission	8-100	89,864	34,515	37,596	23,683	13,913	4,593	13,160	—
Natural gas transmission and distribution	12-67	7,738	—	—	—	—	2,456	—	5,282
Other buildings and improvements	15-100	1,692	502	634	293	341	211	197	148
Plant – Nonregulated
Electric generation, distribution and transmission	5-30	4,298	—	—	—	—	—	—	—
Other buildings and improvements	25-35	421	—	—	—	—	—	—	—
Nuclear fuel		3,572	2,092	1,480	1,480	—	—	—	—
Equipment	3-38	1,941	358	505	378	127	338	156	260
Construction in process		6,186	2,324	2,708	1,329	1,379	206	396	210
Other	5-40	4,184	904	1,206	863	332	172	226	235
Total property, plant and equipment(a)(d)		121,397	41,127	44,864	28,419	16,434	8,126	14,241	6,174
Total accumulated depreciation – regulated(b)(c)(d)		(37,831)	(14,365)	(15,212)	(10,561)	(4,644)	(2,579)	(4,317)	(1,360)
Total accumulated depreciation – nonregulated(c)(d)		(1,575)	—	—	—	—	—	—	—
Generation facilities to be retired, net		529	—	529	529	—	—	—	—
Total net property, plant and equipment		$82,520	$26,762	$30,181	$18,387	$11,790	$5,547	$9,924	$4,814

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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

During the year ended December 31, 2017, Duke Energy recorded a pretax impairment charge of $69 million on a wholly owned non-contracted wind project. The impairment was recorded within Impairment charges on Duke Energy’s Consolidated Statements of Operations. $58 million of the impairment related to property, plant and equipment and $11 million of the impairment related to a net intangible asset; see Note 11 for additional information. The charge represents the excess carrying value over the estimated fair value of the project, which was based on a Level 3 Fair Value measurement that was determined from the income approach using discounted cash flows. The impairment was primarily due to the non-contracted wind project being located in a market that has experienced continued declining market pricing during 2017 and declining long-term forecasted energy and capacity prices, driven by low natural gas prices, additional renewable generation placed in service and lack of significant load growth.
The following tables present capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2017	2016	2015
Duke Energy	$128	$100	$98
Duke Energy Carolinas	45	38	38
Progress Energy	45	31	24
Duke Energy Progress	21	17	20
Duke Energy Florida	24	14	4
Duke Energy Ohio	10	8	10
Duke Energy Indiana	9	7	6

	Year Ended	Two Months Ended	Years Ended October 31,
(in millions)	December 31, 2017	December 31, 2016	2016	2015
Piedmont	$12	$2	$12	$11
Operating Leases
Duke Energy's Commercial Renewables segment operates various renewable energy projects and sells the generated output to utilities, electric cooperatives, municipalities and commercial and industrial customers through long-term contracts. In certain situations, these long-term contracts and the associated renewable energy projects qualify as operating leases. Rental income from these leases is accounted for as Operating Revenues in the Consolidated Statements of Operations. There are no minimum lease payments as all payments are contingent based on actual electricity generated by the renewable energy projects. Contingent lease payments were $262 million, $216 million, and $172 million for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, renewable energy projects owned by Duke Energy and accounted for as operating leases had a cost basis of $3,153 million and accumulated depreciation of $459 million. These assets are principally classified as nonregulated electric generation and transmission assets.
11. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Duke Energy
The following table presents goodwill by reportable operating segment for Duke Energy included on Duke Energy's Consolidated Balance Sheets at December 31, 2017, and 2016.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill Balance at December 31, 2016	$17,379	$1,924	$122	$19,425
Accumulated impairment charges(a)	—	—	(29)	(29)
Goodwill at December 31, 2017	$17,379	$1,924	$93	$19,396

(a)
Duke Energy evaluated the recoverability of goodwill during 2017 and recorded impairment charges of $29 million related to the Energy Management Solutions reporting unit within the Commercial Renewables segment. The fair value of the reporting unit was determined based on the market approach.

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Consolidated Balance Sheets at December 31, 2017, and 2016.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure operating segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure operating segment and there are no accumulated impairment charges. Effective with Piedmont's fiscal year being changed to December 31, as discussed in Note 1, Piedmont changed the date of its annual impairment testing of goodwill from October 31 to August 31 to align with the other Duke Energy Registrants.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Intangible Assets
The following tables show the carrying amount and accumulated amortization of intangible assets included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2017 and 2016.

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$19	$1	$5	$2	$3	$—	$13	$—
Renewable energy certificates	148	38	107	107	—	3	—	—
Natural gas, coal and power contracts	24	—	—	—	—	—	24	—
Renewable operating and development projects	79	—	—	—	—	—	—	—
Other	6	—	—	—	—	—	—	3
Total gross carrying amounts	276	39	112	109	3	3	37	3
Accumulated amortization – natural gas, coal and power contracts	(19)	—	—	—	—	—	(19)	—
Accumulated amortization – renewable operating and development projects	(22)	—	—	—	—	—	—	—
Accumulated amortization – other	(5)	—	—	—	—	—	—	(3)
Total accumulated amortization	(46)	—	—	—	—	—	(19)	(3)
Total intangible assets, net	$230	$39	$112	$109	$3	$3	$18	$—

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$19	$1	$6	$2	$4	$—	$13	$—
Renewable energy certificates	125	36	84	84	—	4	—	—
Natural gas, coal and power contracts	24	—	—	—	—	—	24	—
Renewable operating and development projects	97	—	—	—	—	—	—	—
Other	6	—	—	—	—	—	—	3
Total gross carrying amounts	271	37	90	86	4	4	37	3
Accumulated amortization – natural gas, coal and power contracts	(17)	—	—	—	—	—	(17)	—
Accumulated amortization – renewable operating and development projects	(23)	—	—	—	—	—	—	—
Accumulated amortization – other	(5)	—	—	—	—	—	—	(3)
Total accumulated amortization	(45)	—	—	—	—	—	(17)	(3)
Total intangible assets, net	$226	$37	$90	$86	$4	$4	$20	$—
During the year ended December 31, 2017, Duke Energy recorded a pretax impairment charge of $69 million on a wholly owned non-contracted wind project.  The impairment was recorded within Impairment charges on Duke Energy’s Consolidated Statements of Operations. $58 million of the impairment related to property, plant and equipment and $11 million of the impairment related to a net intangible asset that was recorded in 2007 when the project was acquired.  Prior to the impairment, the gross amount of the intangible asset was $18 million and the accumulated amortization was $7 million.  The intangible asset was fully impaired. See Note 10 for additional information.
Amortization Expense
The following table presents amortization expense for natural gas, coal and power contracts, renewable operating projects and other intangible assets.

	December 31,
(in millions)	2017	2016	2015
Duke Energy	$7	$6	$5
Duke Energy Indiana	1	1	1

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2017. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as natural gas and coal under existing contracts, as well as estimated amortization related to renewable operating projects. The amortization amounts discussed below are estimates and actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, delays in the in-service dates of renewable assets, additional intangible acquisitions and other events.

(in millions)	2018	2019	2020	2021	2022
Duke Energy	$3	$2	$2	$2	$2
Duke Energy Indiana	1	—	—	—	—
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

	Years Ended December 31,
	2017		2016		2015
		Equity in		Equity in	Equity in
(in millions)	Investments	earnings	Investments	earnings	earnings
Electric Utilities and Infrastructure	$89	$5	$93	$5	$(2)
Gas Utilities and Infrastructure	763	62	566	19	1
Commercial Renewables	190	(5)	185	(82)	(6)
Other	133	57	81	43	76
Total	$1,175	$119	$925	$(15)	$69
During the years ended December 31, 2017, 2016 and 2015, Duke Energy received distributions from equity investments of $13 million, $31 million and $104 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. During the year ended December 31, 2017, Duke Energy received distributions from equity investments of $281 million, which are included within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
During the year ended December 31, 2017, the two months ended December 31, 2016, and the years ended October 31, 2016, and 2015, Piedmont received distributions from equity investments of $4 million, $1 million, $26 million and $25 million, respectively, which are included in Other assets within Cash Flows from Operating Activities and $2 million, $1 million, $18 million and $2 million, respectively, which are included within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Gas Utilities and Infrastructure
The table below outlines Duke Energy's ownership interests in natural gas pipeline companies and natural gas storage facilities.

		Investment Amount (in millions)
	Ownership	December 31,	December 31,
Entity Name	Interest	2017	2016
Pipeline Investments
Atlantic Coast Pipeline, LLC(a)	47%	$397	$265
Sabal Trail Transmission, LLC	7.5%	219	140
Constitution Pipeline, LLC(a)	24%	81	82
Cardinal Pipeline Company, LLC(b)	21.49%	11	16
Storage Facilities
Pine Needle LNG Company, LLC(b)	45%	13	16
Hardy Storage Company, LLC(b)	50%	42	47
Total Investments(c)		$763	$566

(a)	During the year ended December 31, 2017, Piedmont transferred its share of ownership interest in ACP and Constitution to a wholly owned subsidiary of Duke Energy at book value.

(b)	Piedmont owns the Cardinal, Pine Needle and Hardy Storage investments.

(c)	Duke Energy includes purchase accounting adjustments related to Piedmont.
In October 2017, Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. See Note 7 for additional information. As a result of the financing, ACP returned capital of $265 million to Duke Energy.
Piedmont sold its 15 percent membership interest in SouthStar on October 3, 2016, for $160 million resulting in an after tax gain of $81 million during the year ended October 31, 2016. Piedmont's Equity in Earnings in SouthStar was $19 million for the years ended October 31, 2016, and 2015.
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
Impairment of Equity Method Investments
Duke Energy evaluated its investment in Constitution for OTTI as of December 31, 2017. Our impairment assessment uses a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs involve significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate and probability weighting of potential outcomes of legal and regulatory proceedings. Based upon these estimates using information known as of December 31, 2017, the fair value of Duke Energy's investment in Constitution approximated its carrying value. As a result, Duke Energy did not recognize any impairment charge in the year ended December 31, 2017. However, due to the FERC’s January 2018 ruling and the resulting increase in uncertainty, Duke Energy is evaluating the potential to recognize a pretax impairment charge on its investment in Constitution during the first quarter of 2018 of up to the current carrying amount of the investment, net of salvage value and any cash and working capital returned. For additional information on the Constitution investment, see Note 4.
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
Other
Duke Energy owns a 17.5 percent indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia. Duke Energy's economic ownership interest decreased from 25 percent to 17.5 percent with the successful startup of NMC's polyacetal production facility in 2017. Duke Energy retains 25 percent of the board representation and voting rights of NMC. The investment in NMC is accounted for under the equity method of accounting.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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

	Years Ended December 31,
(in millions)	2017	2016	2015
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$858	$831	$914
Indemnification coverages(b)	23	22	24
JDA revenue(c)	49	38	51
JDA expense(c)	145	156	183
Intercompany natural gas purchases(d)	9	2	—
Progress Energy
Corporate governance and shared service expenses(a)	$736	$710	$712
Indemnification coverages(b)	38	35	38
JDA revenue(c)	145	156	183
JDA expense(c)	49	38	51
Intercompany natural gas purchases(d)	77	19	—
Duke Energy Progress
Corporate governance and shared service expenses(a)	$438	$397	$403
Indemnification coverages(b)	15	14	16
JDA revenue(c)	145	156	183
JDA expense(c)	49	38	51
Intercompany natural gas purchases(d)	77	19	—
Duke Energy Florida
Corporate governance and shared service expenses(a)	$298	$313	$309
Indemnification coverages(b)	23	21	22
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$363	$356	$342
Indemnification coverages(b)	5	5	6
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$370	$366	$349
Indemnification coverages(b)	8	8	9
Piedmont
Corporate governance and shared service expenses(a)	$50
Indemnification coverages(b)	2
Intercompany natural gas sales(d)	86

(a)
The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources, employee benefits, information technology, legal and accounting fees, as well as other third-party costs. These amounts are primarily recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.

(b)
The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.

(c)
Duke Energy Carolinas and Duke Energy Progress participate in a JDA, which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power and expenses from the purchase of power pursuant to the JDA are recorded in Operating Revenues and Fuel used in electric generation and purchased power, respectively, on the Consolidated Statements of Operations and Comprehensive Income.

(d)
Piedmont provides long-term natural gas delivery service to certain Duke Energy Carolinas and Duke Energy Progress natural gas-fired generation facilities. Piedmont records the sales in Regulated natural gas revenues, and Duke Energy Carolinas and Duke Energy Progress record the related purchases in Fuel used in electric generation and purchased power on their respective Consolidated Statements of Operations and Comprehensive Income. The amounts are not eliminated in accordance with rate-based accounting regulations. For the two months ended December 31, 2016, and for sales made subsequent to the acquisition for the year ended October 31, 2016, Piedmont recorded $14 million and $7 million, respectively, of natural gas sales with Duke Energy. For sales made prior to the acquisition for the year ended October 31, 2016, and for the year ended October 31, 2015, Piedmont recorded $74 million and $83 million, respectively of natural gas sales with Duke Energy.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

In addition to the amounts presented above, the Subsidiary Registrants have other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 for more information regarding money pool. These transactions of the Subsidiary Registrants were not material for the years ended December 31, 2017, 2016 and 2015.
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
Equity Method Investments
Piedmont has related party transactions as a customer of its equity method investments in natural gas storage and transportation facilities. The following table presents expenses that are included in Cost of natural gas on Piedmont's Consolidated Statements of Operations and Comprehensive Income.

		Year Ended December 31,	Two Months Ended December 31,	Years Ended October 31,
(in millions)	Type of expense	2017	2016	2016	2015
Cardinal	Transportation Costs	$8	$2	$9	$9
Pine Needle	Natural Gas Storage Costs	8	2	11	11
Hardy Storage	Natural Gas Storage Costs	9	2	9	9
Total		$25	$6	$29	$29
Piedmont had accounts payable to its equity method investments of $2 million at December 31, 2017, and 2016 related to these transactions. These amounts are included in Accounts payable on the Consolidated Balance Sheets.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
December 31, 2017
Intercompany income tax receivable	$—	$168	$—	$44	$22	$—	$7
Intercompany income tax payable	44	—	21	—	—	35	—

December 31, 2016
Intercompany income tax receivable	$1	$—	$—	$37	$—	$—	$—
Intercompany income tax payable	—	37	90	—	1	3	38
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. See the Consolidated Statements of Changes in Equity for gains and losses reclassified out of AOCI for the years ended December 31, 2017, and 2016. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business.
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
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$660	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,587	$400	$500	$250	$250	$27

	December 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$750	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,677	$400	$500	$250	$250	$27

(a)
Duke Energy includes amounts related to consolidated VIEs of $660 million and $750 million at December 31, 2017, and 2016, respectively. During 2016, Duke Energy entered into interest rate swaps related to solar financing with an outstanding notional amount of $300 million, including $81 million of four-year swaps and $219 million of 18-year swaps, at December 31, 2016. See note 6 for additional information related to the solar facilities financing.

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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
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

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	34	—	—	—	—	34	—
Natural gas (millions of dekatherms)	770	105	183	133	50	2	480

	December 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	147	—	—	—	—	147	—
Natural gas (millions of dekatherms)	890	91	269	118	151	1	529

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
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

Derivative Assets	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$34	$2	$2	$1	$1	$1	$27	$2
Noncurrent	1	—	1	1	—	—	—	—
Total Derivative Assets – Commodity Contracts	$35	$2	$3	$2	$1	$1	$27	$2
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	15	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$16	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$51	$2	$3	$2	$1	$1	$27	$2

Derivative Liabilities	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$36	$6	$18	$8	$10	$—	$—	$11
Noncurrent	146	4	10	4	—	—	—	131
Total Derivative Liabilities – Commodity Contracts	$182	$10	$28	$12	$10	$—	$—	$142
Interest Rate Contracts
Designated as Hedging Instruments
Current	$29	$25	$—	$—	$—	$—	$—	$—
Noncurrent	6	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	1	—	—	1	—	—
Noncurrent	12	—	7	6	2	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$48	$25	$8	$6	$2	$5	$—	$—
Total Derivative Liabilities	$230	$35	$36	$18	$12	$5	$—	$142

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
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

Derivative Assets	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$35	$2	$2	$1	$1	$1	$27	$2
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$35	$2	$2	$1	$1	$1	$27	$2
Noncurrent
Gross amounts recognized	$16	$—	$1	$1	$—	$—	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$—	$1	$1	$—	$—	$—	$—

Derivative Liabilities	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$66	$31	$19	$8	$10	$1	$—	$11
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$63	$29	$17	$6	$10	$1	$—	$11
Noncurrent
Gross amounts recognized	$164	$4	$17	$10	$2	$4	$—	$131
Gross amounts offset	(1)	—	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$163	$4	$16	$9	$2	$4	$—	$131

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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

	December 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$59	$35	$25	$15	$10
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	59	35	25	15	10

	December 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$34	$16	$18	$6	$12
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	34	16	18	6	12
The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative and cash collateral must be executed with the same counterparty under the same master netting arrangement.
15. INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

TRADING SECURITIES
Piedmont's investments in debt and equity securities held in rabbi trusts associated with certain deferred compensation plans are classified as trading securities. The fair value of these investments was $1 million and $5 million as of December 31, 2017, and 2016, respectively.
AVAILABLE-FOR-SALE (AFS) SECURITIES
All other investments in debt and equity securities are classified as AFS.
Duke Energy’s AFS securities are primarily comprised of investments held in (i) the nuclear decommissioning trust funds (NDTF) at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans and (iii) Bison.
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
Substantially all amounts of the Duke Energy Registrants' gross unrealized holding losses as of December 31, 2017, and 2016, are considered OTTIs on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
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
If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no material credit losses as of December 31, 2017, and 2016.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY
The following table presents the estimated fair value of investments in AFS securities.

	December 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$115	$—	$—	$111
Equity securities	2,805	27	4,914	2,092	54	4,106
Corporate debt securities	17	2	570	10	8	528
Municipal bonds	4	3	344	3	10	331
U.S. government bonds	11	7	1,027	10	8	984
Other debt securities	—	1	118	—	3	124
Total NDTF	$2,837	$40	$7,088	$2,115	$83	$6,184
Other Investments
Cash and cash equivalents	$—	$—	$15	$—	$—	$25
Equity securities	59	—	123	38	—	104
Corporate debt securities	1	—	57	1	1	66
Municipal bonds	2	1	83	2	1	82
U.S. government bonds	—	—	41	—	1	51
Other debt securities	—	1	44	—	2	42
Total Other Investments	$62	$2	$363	$41	$5	$370
Total Investments	$2,899	$42	$7,451	$2,156	$88	$6,554
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2017
Due in one year or less	$117
Due after one through five years	552
Due after five through 10 years	554
Due after 10 years	1,061
Total	$2,284
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Years Ended December 31,
(in millions)	2017	2016	2015
Realized gains	$202	$246	$193
Realized losses	160	187	98

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in AFS securities.

	December 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$32	$—	$—	$18
Equity securities	1,531	12	2,692	1,157	28	2,245
Corporate debt securities	9	2	359	5	6	354
Municipal bonds	—	1	60	1	2	67
U.S. government bonds	3	4	503	2	5	458
Other debt securities	—	1	112	—	3	116
Total NDTF	$1,543	$20	$3,758	$1,165	$44	$3,258
Other Investments
Other debt securities	$—	$—	$—	$—	$1	$3
Total Other Investments	$—	$—	$—	$—	$1	$3
Total Investments	$1,543	$20	$3,758	$1,165	$45	$3,261
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2017
Due in one year or less	$9
Due after one through five years	204
Due after five through 10 years	300
Due after 10 years	521
Total	$1,034
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Years Ended December 31,
(in millions)	2017	2016	2015
Realized gains	$135	$157	$158
Realized losses	103	121	83

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

PROGRESS ENERGY
The following table presents the estimated fair value of investments in AFS securities.

	December 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$83	$—	$—	$93
Equity securities	1,274	15	2,222	935	26	1,861
Corporate debt securities	8	—	211	5	2	174
Municipal bonds	4	2	284	2	8	264
U.S. government bonds	8	3	524	8	3	526
Other debt securities	—	—	6	—	—	8
Total NDTF	$1,294	$20	$3,330	$950	$39	$2,926
Other Investments
Cash and cash equivalents	$—	$—	$12	$—	$—	$21
Municipal bonds	2	—	47	2	—	44
Total Other Investments	$2	$—	$59	$2	$—	$65
Total Investments	$1,296	$20	$3,389	$952	$39	$2,991
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2017
Due in one year or less	$94
Due after one through five years	301
Due after five through 10 years	203
Due after 10 years	474
Total	$1,072
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Years Ended December 31,
(in millions)	2017	2016	2015
Realized gains	$65	$84	$33
Realized losses	56	64	13

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in AFS securities.

	December 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$50	$—	$—	$45
Equity securities	980	12	1,795	704	21	1,505
Corporate debt securities	6		149	4	1	120
Municipal bonds	4	2	283	2	8	263
U.S. government bonds	5	2	310	5	2	275
Other debt securities	—	—	4	—	—	5
Total NDTF	$995	$16	$2,591	$715	$32	$2,213
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments	$—	$—	$1	$—	$—	$1
Total Investments	$995	$16	$2,592	$715	$32	$2,214
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2017
Due in one year or less	$21
Due after one through five years	219
Due after five through 10 years	146
Due after 10 years	360
Total	$746
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Years Ended December 31,
(in millions)	2017	2016	2015
Realized gains	$54	$71	$26
Realized losses	48	55	11

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in AFS securities.

	December 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses(a)	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$33	$—	$—	$48
Equity securities	294	3	427	231	5	356
Corporate debt securities	2	—	62	1	1	54
Municipal bonds	—	—	1	—	—	1
U.S. government bonds	3	1	214	3	1	251
Other debt securities	—	—	2	—	—	3
Total NDTF(a)	$299	$4	$739	$235	$7	$713
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$4
Municipal bonds	2	—	47	2	—	44
Total Other Investments	$2	$—	$48	$2	$—	$48
Total Investments	$301	$4	$787	$237	$7	$761

(a)
During the year ended December 31, 2017, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3 nuclear plant.

The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2017
Due in one year or less	$73
Due after one through five years	82
Due after five through 10 years	57
Due after 10 years	114
Total	$326
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were as follows.

	Years Ended December 31,
(in millions)	2017	2016	2015
Realized gains	$11	$13	$7
Realized losses	8	9	2
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in AFS securities.

	December 31, 2017			December 31, 2016
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses(a)	Fair Value
Other Investments
Equity securities	$49	$—	$97	$33	$—	$79
Corporate debt securities	—	—	3	—	—	2
Municipal bonds	—	1	28	—	1	28
U.S. government bonds	—	—	—	—	—	1
Total Other Investments	$49	$1	$128	$33	$1	$110
Total Investments	$49	$1	$128	$33	$1	$110

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2017
Due in one year or less	$5
Due after one through five years	12
Due after five through 10 years	7
Due after 10 years	7
Total	$31
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities were insignificant for the years ended December 31, 2017, 2016 and 2015.
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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the years ended December 31, 2017, 2016 and 2015. In addition, for Piedmont, there were no transfers between levels during the two months ended December 31, 2016, and the years ended October 31, 2016, and 2015.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets. Derivative amounts in the table below for all Duke Energy Registrants exclude cash collateral, which is disclosed in Note 14. See Note 15 for additional information related to investments by major security type for the Duke Energy Registrants.

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,914	$4,840	$—	$—	$74
NDTF debt securities	2,174	635	1,539	—	—
Other AFS equity securities	123	123	—	—	—
Other trading and AFS debt securities	241	57	184	—	—
Derivative assets	51	3	20	28	—
Total assets	7,503	5,658	1,743	28	74
Derivative liabilities	(230)	(2)	(86)	(142)	—
Net assets (liabilities)	$7,273	$5,656	$1,657	$(114)	$74

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,106	$4,029	$—	$—	$77
NDTF debt securities	2,078	632	1,446	—	—
Other trading and AFS equity securities	104	104	—	—	—
Other trading and AFS debt securities	266	75	186	5	—
Derivative assets	162	5	136	21	—
Total assets	6,716	4,845	1,768	26	77
Derivative liabilities	(252)	(2)	(63)	(187)	—
Net assets	$6,464	$4,843	$1,705	$(161)	$77

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements. Amounts included in earnings for derivatives are primarily included in Cost of natural gas on the Duke Energy Registrants' Consolidated Statements of Operations and Comprehensive Income. Amounts included in changes of net assets on the Duke Energy Registrants' Consolidated Balance Sheets are included in regulatory assets or liabilities. All derivative assets and liabilities are presented on a net basis.

	December 31, 2017			December 31, 2016

(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$(166)	$(161)	$5	$10	$15
Total pretax realized or unrealized gains included in comprehensive income	1	—	1	—	—	—
Derivative liability resulting from the acquisition of Piedmont	—	—	—	—	(187)	(187)
Purchases, sales, issuances and settlements:
Purchases	—	55	55	—	33	33
Sales	(6)	—	(6)	—	—	—
Settlements	—	(47)	(47)	—	(28)	(28)
Total gains included on the Consolidated Balance Sheet	—	44	44	—	6	6
Balance at end of period	$—	$(114)	$(114)	$5	$(166)	$(161)
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$2,692	$2,618	$—	$—	$74
NDTF debt securities	1,066	204	862	—	—
Derivative assets	2	—	2	—	—
Total assets	3,760	2,822	864	—	74
Derivative liabilities	(35)	(1)	(34)	—	—
Net assets	$3,725	$2,821	$830	$—	$74

	December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$2,245	$2,168	$—	$—	$77
NDTF debt securities	1,013	178	835	—	—
Other AFS debt securities	3	—	—	3	—
Derivative assets	33	—	33	—	—
Total assets	3,294	2,346	868	3	77
Derivative liabilities	(16)	—	(16)	—	—
Net assets	$3,278	$2,346	$852	$3	$77

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Investments
	Years Ended December 31,
(in millions)	2017	2016
Balance at beginning of period	$3	$3
Total pretax realized or unrealized gains included in comprehensive income	1	—
Purchases, sales, issuances and settlements:
Sales	(4)	—
Balance at end of period	$—	$3
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,222	$2,222	$—	$1,861	$1,861	$—
NDTF debt securities	1,108	431	677	1,065	454	611
Other AFS debt securities	59	12	47	65	21	44
Derivative assets	3	1	2	85	—	85
Total assets	3,392	2,666	726	3,076	2,336	740
Derivative liabilities	(36)	(1)	(35)	(25)	—	(25)
Net assets	$3,356	$2,665	$691	$3,051	$2,336	$715
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,795	$1,795	$—	$1,505	$1,505	$—
NDTF debt securities	796	243	553	708	207	501
Other AFS debt securities	1	1	—	1	1	—
Derivative assets	2	1	1	46	—	46
Total assets	2,594	2,040	554	2,260	1,713	547
Derivative liabilities	(18)	(1)	(17)	(7)	—	(7)
Net assets	$2,576	$2,039	$537	$2,253	$1,713	$540
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$427	$427	$—	$356	$356	$—
NDTF debt securities	312	188	124	357	247	110
Other AFS debt securities	48	1	47	48	4	44
Derivative assets	1	—	1	39	—	39
Total assets	788	616	172	800	607	193
Derivative liabilities	(12)	—	(12)	(12)	—	(12)
Net assets	$776	$616	$160	$788	$607	$181

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY OHIO
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 2	Level 3	Total Fair Value	Level 2	Level 3
Derivative assets	$1	$—	$1	$5	$—	$5
Derivative liabilities	(5)	(5)	—	(6)	(6)	—
Net (liabilities) assets	$(4)	$(5)	$1	$(1)	$(6)	$5
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2017	2016
Balance at beginning of period	$5	$3
Purchases, sales, issuances and settlements:
Purchases	3	5
Settlements	(4)	(5)
Total gains included on the Consolidated Balance Sheet	(3)	2
Balance at end of period	$1	$5
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2017				December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other AFS equity securities	$97	$97	$—	$—	$79	$79	$—	$—
Other AFS debt securities	31	—	31	—	31	—	31	—
Derivative assets	27	—	—	27	16	—	—	16
Total assets	155	97	31	27	126	79	31	16
Derivative liabilities	—	—	—	—	(2)	(2)	—	—
Net assets	$155	$97	$31	$27	$124	$77	$31	$16
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2017	2016
Balance at beginning of period	$16	$7
Purchases, sales, issuances and settlements:
Purchases	52	29
Settlements	(43)	(24)
Total gains included on the Consolidated Balance Sheet	2	4
Balance at end of period	$27	$16

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2017			December 31, 2016
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Other trading equity securities	$—	$—	$—	$4	$4	$—
Other trading debt securities	1	1	—	1	1	—
Derivative assets	2	2	—	3	3	—
Total assets	3	3	—	8	8	—
Derivative liabilities	(142)	—	(142)	(187)	—	(187)
Net assets	$(139)	$3	$(142)	$(179)	$8	$(187)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Year Ended	Two Months Ended	Year Ended
(in millions)	December 31, 2017	December 31, 2016	October 31, 2016
Balance at beginning of period	$(187)	$(188)	$—
Total gains (losses) and settlements	45	1	(188)
Balance at end of period	$(142)	$(187)	$(188)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2017
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$0.07	–	$1.41
Duke Energy Indiana
FTRs	27	RTO auction pricing	FTR price – per MWh	(0.77)	–	7.44
Piedmont
Natural gas contracts	(142)	Discounted cash flow	Forward natural gas curves - price per MMBtu	2.10	–	2.88
Duke Energy
Total Level 3 derivatives	$(114)

	December 31, 2016
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	0.77	–	3.52
Duke Energy Indiana
FTRs	16	RTO auction pricing	FTR price – per MWh	(0.83)	–	9.32
Piedmont
Natural gas contracts	(187)	Discounted cash flow	Forward natural gas curves - price per MMBtu	2.31	–	4.18
Duke Energy
Total Level 3 derivatives	$(166)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	December 31, 2017		December 31, 2016
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$52,279	$55,331	$47,895	$49,161
Duke Energy Carolinas	10,103	11,372	9,603	10,494
Progress Energy	17,837	20,000	17,541	19,107
Duke Energy Progress	7,357	7,992	7,011	7,357
Duke Energy Florida	7,095	7,953	6,125	6,728
Duke Energy Ohio	2,067	2,249	1,884	2,020
Duke Energy Indiana	3,783	4,464	3,786	4,260
Piedmont	2,037	2,209	1,821	1,933
At both December 31, 2017, and December 31, 2016, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2017, 2016 and 2015, or is expected to be provided in the future, that was not previously contractually required.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
Receivables Financing – Credit Facilities
The following table outlines amounts and expiration dates of the credit facilities described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
	CRC	DERF	DEPR	DEFR
Expiration date	December 2020	December 2020	February 2019	April 2019
Credit facility amount (in millions)	$325	$450	$300	$225
Amounts borrowed at December 31, 2017	325	450	300	225
Amounts borrowed at December 31, 2016	325	425	300	225
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	December 31, 2017	December 31, 2016
Receivables of VIEs	$4	$6
Regulatory Assets: Current	51	50
Current Assets: Other	40	53
Other Noncurrent Assets: Regulatory assets	1,091	1,142
Current Liabilities: Other	10	17
Current maturities of long-term debt	53	62
Long-Term Debt	1,164	1,217
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
The table below presents material balances reported on Duke Energy's Consolidated Balance Sheets related to renewables VIEs.

(in millions)	December 31, 2017	December 31, 2016
Current Assets: Other	$174	$223
Property, plant and equipment, cost	3,923	3,419
Accumulated depreciation and amortization	(591)	(453)
Current maturities of long-term debt	170	198
Long-Term Debt	1,700	1,097
Other Noncurrent Liabilities: Deferred income taxes	(148)	275
Other Noncurrent Liabilities: Other	241	252

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Consolidated Balance Sheets.

	December 31, 2017
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs(a)	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$87	$106
Investments in equity method unconsolidated affiliates	697	180	42	919	—	—
Other noncurrent assets	17	—	—	17	—	—
Total assets	$714	$180	$42	$936	$87	$106
Taxes accrued	(29)	—	—	(29)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	42	—	—	42	—	—
Other noncurrent liabilities	—	—	12	12	—	—
Total liabilities	$13	$—	$16	$29	$—	$—
Net assets	$701	$180	$26	$907	$87	$106

(a)
Duke Energy holds a 50 percent equity interest in Duke-American Transmission Company, LLC (DATC). As of December 31, 2016, DATC was considered a VIE due to having insufficient equity to finance its own activities without subordinated financial support. However, DATC is no longer considered a VIE based on sufficient equity to finance its own activities, and, therefore, is no longer considered a VIE as of December 31, 2017. Duke Energy's investment in DATC was $46 million at December 31, 2017.

	December 31, 2016
	Duke Energy				Duke	Duke
	Pipeline	Commercial			Energy	Energy
(in millions)	Investments	Renewables	Other	Total	Ohio	Indiana	Piedmont (a)
Receivables from affiliated companies	$—	$—	$—	$—	$82	$101	$—
Investments in equity method unconsolidated affiliates	487	174	90	751	—	—	139
Other noncurrent assets	12	—	—	12	—	—	—
Total assets	$499	$174	$90	$763	$82	$101	$139
Other current liabilities	—	—	3	3	—	—	—
Other noncurrent liabilities	—	—	13	13	—	—	4
Total liabilities	$—	$—	$16	$16	$—	$—	$4
Net assets	$499	$174	$74	$747	$82	$101	$135

(a)	In April 2017, Piedmont transferred its non-consolidated VIE investments to a wholly owned subsidiary of Duke Energy. See Note 12 and the "Pipeline Investments" section below for additional detail.
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The table below presents Duke Energy's ownership interest and investment balance in in these joint ventures.

		Investment Amount (in millions)
	Ownership	December 31,	December 31,
Entity Name	Interest	2017	2016
ACP	47%	$397	$265
Sabal Trail	7.5%	219	140
Constitution	24%	81	82
Total		$697	$487
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2017	2016	2017	2016
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	2.1%	1.5%	2.1%	1.5%
Receivable turnover rate	13.5%	13.3%	10.7%	10.6%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	2017	2016	2017	2016
Receivables sold	$273	$267	$312	$306
Less: Retained interests	87	82	106	101
Net receivables sold	$186	$185	$206	$205

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Sales
Receivables sold	$1,879	$1,926	$1,963	$2,711	$2,635	$2,627
Loss recognized on sale	10	9	9	12	11	11
Cash Flows
Cash proceeds from receivables sold	1,865	1,882	1,995	2,694	2,583	2,670
Collection fees received	1	1	1	1	1	1
Return received on retained interests	3	2	3	7	5	5
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
18. COMMON STOCK
Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common shares, such as stock options and equity forward sale agreements, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common stock during the restricted stock unit’s vesting periods.
The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted average number of common stock outstanding to the diluted weighted average number of common stock outstanding.

	Years Ended December 31,
(in millions, except per share amounts)	2017	2016	2015
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$3,059	$2,567	$2,640
Weighted average shares outstanding – basic	700	691	694
Weighted average shares outstanding – diluted	700	691	694
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$4.37	$3.71	$3.80
Diluted	$4.37	$3.71	$3.80
Potentially dilutive items excluded from the calculation(a)	2	2	2
Dividends declared per common share	$3.49	$3.36	$3.24

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Equity Distribution Agreement
On February 20, 2018, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (the EDA) under which it may sell up to $1 billion of its common stock through an at-the-market offering program, including an equity forward sales component. The EDA was entered into with Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities LLC (the Agents). Under the terms of the EDA, Duke Energy may issue and sell, through either of the Agents, shares of common stock during the period ending September 23, 2019.
In addition to the issuance and sales of shares by Duke Energy through the Agents, Duke Energy may enter into Equity Forward Agreements with affiliates of the Agents as Forward Purchasers. There were no transactions under the EDA from the time of execution of the EDA to the filing of this document.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
On October 5, 2016, following the close of the Piedmont acquisition, Duke Energy physically settled the Equity Forwards in full by delivering 10.6 million shares of common stock in exchange for net cash proceeds of approximately $723 million. The net proceeds were used to finance a portion of the Piedmont acquisition. As a result of the acquisition, all of Piedmont's issued and outstanding stock became the issued and outstanding shares of a wholly owned subsidiary of Duke Energy. See Note 2 for additional information related to the Piedmont acquisition.
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
19. SEVERANCE
As part of its strategic planning processes, Duke Energy implemented targeted cost savings initiatives during 2016 and 2015 aimed at reducing operations and maintenance expense. The initiatives included efforts to reduce costs through the standardization of processes and systems, leveraging technology and workforce optimization throughout the company.
During 2016, Duke Energy and Piedmont announced severance plans covering certain eligible employees whose employment will be involuntarily terminated without cause as a result of Duke Energy's acquisition of Piedmont. These reductions continue to be implemented and are a part of the synergies expected to be realized with the acquisition. Refer to Note 2 for additional information on the Piedmont acquisition.
Severance benefit costs for initiatives and plans discussed above were accrued for a total of approximately 100 employees in 2017, 600 employees in 2016 and 900 employees in 2015. The following table presents the direct and allocated severance and related expenses recorded by the Duke Energy Registrants. Amounts are included within Operation, maintenance and other on the Consolidated Statements of Operations.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont(a)
Year Ended December 31, 2017	$15	$2	$2	$1	$1	$—	$1	$9
Year Ended December 31, 2016	118	39	40	23	17	3	7
Year Ended December 31, 2015	142	93	36	28	8	2	6

(a)
Piedmont severance benefit costs were $3 million for the two months ended December 31, 2016, and $19 million for the year ended October 31, 2016. Piedmont did not record any severance benefit costs for the year ended October 31, 2015.

The table below presents the severance liability for past and ongoing severance plans including the plans described above. Amounts for Duke Energy Indiana and Duke Energy Ohio are not material.

		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Piedmont
Balance at December 31, 2016	$79	$13	$14	$6	$8	$20
Provision/Adjustments	17	2	—	—	—	9
Cash Reductions	(77)	(10)	(12)	(5)	(8)	(24)
Balance at December 31, 2017	$19	$5	$2	$1	$—	$5
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following table summarizes the total expense recognized by the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2017	2016	2015
Duke Energy	$43	$35	$38
Duke Energy Carolinas	15	12	14
Progress Energy	16	12	14
Duke Energy Progress	10	7	9
Duke Energy Florida	6	5	5
Duke Energy Ohio	3	2	2
Duke Energy Indiana	4	3	4
Piedmont(a)	3
(a)    See discussion below for information on Piedmont's pre-merger stock-based compensation plans.
Duke Energy's pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2017	2016	2015
Restricted stock unit awards	$41	$36	$38
Performance awards	27	19	23
Pretax stock-based compensation cost	$68	$55	$61
Tax benefit associated with stock-based compensation expense	$25	$20	$23
Stock-based compensation costs capitalized	4	2	3
RESTRICTED STOCK UNIT AWARDS
Restricted stock unit (RSU) awards generally vest over periods from immediate to three years. Fair value amounts are based on the market price of Duke Energy's common stock on the grant date. The following table includes information related to restricted stock unit awards.

	Years Ended December 31,
	2017	2016	2015
Shares awarded (in thousands)	583	684	524
Fair value (in millions)	$47	$52	$41
The following table summarizes information about restricted stock unit awards outstanding.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2016	1,139	$76
Granted	583	80
Vested	(553)	76
Forfeited	(48)	78
Outstanding at December 31, 2017	1,121	78
Restricted stock unit awards expected to vest	1,094	78
The total grant date fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $42 million, $38 million and $41 million, respectively. At December 31, 2017, Duke Energy had $29 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of twenty-three months.
PERFORMANCE AWARDS
Stock-based performance awards generally vest after three years if performance targets are met.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Performance awards granted in 2017, 2016 and 2015 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a predefined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant are incorporated within the model. For performance awards granted in 2017, the model used a risk-free interest rate of 1.5 percent, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 17.2 percent based on Duke Energy's historical volatility over three years using daily stock prices.
In addition to TSR, performance awards granted in 2017 and 2016 contain a performance condition based on Duke Energy's cumulative adjusted EPS. Performance awards granted in 2017 also contain a performance condition based on the total incident case rate, one of our key employee safety metrics. The actual number of shares issued will range from zero to 200 percent of target shares depending on the level of performance achieved.
The following table includes information related to stock-based performance awards.

	Years Ended December 31,
	2017	2016	2015
Shares granted assuming target performance (in thousands)	461	338	321
Fair value (in millions)	$37	$25	$26

The following table summarizes information about stock-based performance awards outstanding and assumes payout at the target level.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2016	862	$75
Granted	461	81
Forfeited	(258)	69
Outstanding at December 31, 2017	1,065	79
Stock-based performance awards expected to vest	1,034	79
No performance awards vested during the year ended December 31, 2017. The total grant date fair value of shares vested during the years ended December 31, 2016 and 2015 was $25 million and $26 million, respectively. At December 31, 2017, Duke Energy had $34 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of twenty-three months.
STOCK OPTIONS
Stock options, when granted, have a maximum option term of 10 years and with an exercise price not less than the market price of Duke Energy's common stock on the grant date. There were no stock options granted or exercised during the year ended December 31, 2017. There were no stock options outstanding at December 31, 2017.

The following table summarizes additional information related to stock options exercised and granted.

	Years Ended December 31,
(in millions)	2016	2015
Intrinsic value of options exercised	$1	$5
Tax benefit related to options exercised	—	2
Cash received from options exercised	7	17
PIEDMONT
Prior to Duke Energy's acquisition of Piedmont, Piedmont had an incentive compensation plan that had a series of three-year performance and RSU awards for eligible officers and other participants. The Agreement and Plan of Merger (Merger Agreement) between Duke Energy and Piedmont provided for the conversion of the 2014-2016 and 2015-2017 performance awards and the nonvested 2016 RSU award into the right to receive $60 cash per share upon the close of the transaction. In December 2015, Piedmont's board of directors authorized the accelerated vesting, payment and taxation of the 2014-2016 and 2015-2017 performance awards, as well as the 2016 RSU award, at the election of the participant. Substantially all participants elected to accelerate the settlement of these awards. As a result of the settlement of these awards, 194 thousand shares of Piedmont shares were issued to participants, net of shares withheld for applicable federal and state income taxes, at a closing price of $56.85 and a fair value of $11 million. The 2016-2018 performance award cycle was approved subsequent to the Merger Agreement and was converted into a Duke Energy RSU award as discussed above at the consummation of the acquisition.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Piedmont's stock-based compensation costs and the tax benefit associated with stock-based compensation expense are included in the following table. Piedmont's stock-based compensation costs were not material for the two months ended December 31, 2016.

	Years Ended October 31,
(in millions)	2016	2015
Pretax stock-based compensation cost	$16	$14
Tax benefit associated with stock-based compensation expense	6	4
Net of tax stock-based compensation cost	$10	$10
21. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The Duke Energy plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings, age or age and years of service and interest credits. Certain employees are eligible for benefits that use a final average earnings formula. Under these final average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year, four-year, or five-year average earnings, (ii) highest three-year, four-year, or five-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), (iii) highest three-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans that cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new participants.
Duke Energy approved plan amendments to restructure its qualified non-contributory defined benefit retirement plans, effective January 1, 2018. The restructuring involved (i) the spin-off of the majority of inactive participants from two plans into a separate inactive plan and (ii) the merger of the active participant portions of such plans, along with a pension plan acquired as part of the Piedmont transaction, into a single active plan. Benefits offered to the plan participants remain unchanged except that the Piedmont plan's final average earnings formula was frozen as of December 31, 2017, and affected participants were moved into the active plan's cash balance formula. Actuarial gains and losses associated with the Inactive Plan will be amortized over the remaining life expectancy of the inactive participants. The longer amortization period is expected to lower Duke Energy's 2018 pretax qualified pension plan expense by approximately $33 million.
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
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its qualified defined benefit pension plans.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont(a)
Anticipated Contributions:
Total anticipated 2018 contributions	$148	$46	$45	$25	$20	$—	$8	$7
Contributions made January 2, 2018	141	46	45	25	20	—	8	—
Contributions to be made in 2018	$7	$—	$—	$—	$—	$—	$—	$7
Contributions Made:
2017	$19	$—	$—	$—	$—	$4	$—	$11
2016	155	43	43	24	20	5	9
2015	302	91	83	42	40	8	19

(a)
Piedmont contributed $10 million to its U.S. qualified defined benefit pension plan during the two months ended December 31, 2016, and for each of the years ended October 31, 2016, and 2015, respectively.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$159	$48	$45	$26	$19	$4	$9	$10
Interest cost on projected benefit obligation	328	79	100	47	53	18	26	14
Expected return on plan assets	(545)	(142)	(167)	(82)	(85)	(27)	(42)	(24)
Amortization of actuarial loss	146	31	52	23	29	5	12	11
Amortization of prior service credit	(24)	(8)	(3)	(2)	(1)	(1)	(2)	(2)
Settlement charge	12	—	—	—	—	—	—	12
Other	8	2	2	1	1	—	1	1
Net periodic pension costs(a)(b)	$84	$10	$29	$13	$16	$(1)	$4	$22

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$147	$48	$42	$24	$19	$4	$9
Interest cost on projected benefit obligation	335	86	106	49	55	19	28
Expected return on plan assets	(519)	(142)	(168)	(82)	(84)	(27)	(42)
Amortization of actuarial loss	134	33	51	23	29	4	11
Amortization of prior service (credit)	(17)	(8)	(3)	(2)	(1)	—	(1)
Settlement charge	3	—	—	—	—	—	—
Other	8	2	3	1	1	1	1
Net periodic pension costs(a)(b)	$91	$19	$31	$13	$19	$1	$6

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$159	$50	$44	$23	$20	$4	$10
Interest cost on projected benefit obligation	324	83	104	48	54	18	27
Expected return on plan assets	(516)	(139)	(171)	(79)	(87)	(26)	(42)
Amortization of actuarial loss	166	39	65	33	31	7	13
Amortization of prior service (credit) cost	(15)	(7)	(3)	(2)	(1)	—	1
Other	8	2	3	1	1	—	1
Net periodic pension costs(a)(b)	$126	$28	$42	$24	$18	$3	$10

(a)
Duke Energy amounts exclude $7 million, $8 million and $9 million for the years ended December 2017, 2016 and 2015, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

(b)
Duke Energy Ohio amounts exclude $3 million, $4 million and $4 million for the years ended December 2017, 2016 and 2015, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Piedmont
	Two Months Ended	Years Ended October 31,
(in millions)	December 31, 2016	2016	2015
Service cost	$2	$11	$11
Interest cost on projected benefit obligation	2	9	12
Expected return on plan assets	(4)	(24)	(24)
Amortization of actuarial loss	2	8	9
Amortization of prior service credit	(1)	(2)	(2)
Settlement charge	3	—	—
Net periodic pension costs	$4	$2	$6
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(212)	$(70)	$(49)	$(37)	$(11)	$9	$(19)	$(64)
Accumulated other comprehensive loss (income)
Deferred income tax expense	$—	—	3	—	—	—	—	—
Prior year service cost arising during the year	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(7)	—	(7)	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(6)	$—	$(4)	$—	$—	$—	$—	$—

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory assets, net increase	$214	$4	$34	$18	$16	$2	$9
Accumulated other comprehensive (income) loss
Deferred income tax expense	$4	$—	$—	$—	$—	$—	$—
Prior year service credit arising during the year	(2)	—	—	—	—	—	—
Amortization of prior year actuarial losses	(7)	—	(1)	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(5)	$—	$(1)	$—	$—	$—	$—
Piedmont's regulatory asset net increase was $34 million, $35 million and $20 million for the two months ended December 31, 2016, and for the years ended October 31, 2016, and 2015, respectively.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,131	$1,952	$2,512	$1,158	$1,323	$447	$658	$344
Service cost	159	48	45	26	19	4	9	10
Interest cost	328	79	100	47	53	18	26	14
Actuarial loss	455	68	158	57	99	35	26	38
Transfers	—	27	(32)	(2)	(15)	12	—	—
Plan amendments	(61)	—	—	—	—		—	(61)
Benefits paid	(537)	(145)	(146)	(75)	(69)	(37)	(50)	(5)
Benefits paid - settlements	(27)	—	—	—	—	—	—	(27)
Obligation at measurement date	$8,448	$2,029	$2,637	$1,211	$1,410	$479	$669	$313
Accumulated Benefit Obligation at measurement date	$8,369	$2,029	$2,601	$1,211	$1,375	$468	$652	$313
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8,531	$2,225	$2,675	$1,290	$1,352	$428	$657	$346
Employer contributions	19	—	—	—	—	4	—	11
Actual return on plan assets	1,017	265	317	153	161	51	77	43
Benefits paid	(537)	(145)	(146)	(75)	(69)	(37)	(50)	(5)
Benefits paid - settlements	(27)	—	—	—	—	—	—	(27)
Transfers	—	27	(32)	(2)	(15)	12	—	—
Plan assets at measurement date	$9,003	$2,372	$2,814	$1,366	$1,429	$458	$684	$368
Funded status of plan	$555	$343	$177	$155	$19	$(21)	$15	$55

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$7,727	$1,995	$2,451	$1,143	$1,276	$453	$649
Obligation assumed from acquisition	352	—	—	—	—	—	—
Service cost	147	48	42	24	19	4	9
Interest cost	335	86	106	49	55	19	28
Actuarial loss	307	46	111	52	57	13	41
Transfers	—	14	(3)	(3)	—	(3)	—
Plan amendments	(52)	(3)	—	—	—	(3)	(15)
Benefits paid	(679)	(234)	(195)	(107)	(84)	(36)	(54)
Impact of settlements	(6)	—	—	—	—	—	—
Obligation at measurement date	$8,131	$1,952	$2,512	$1,158	$1,323	$447	$658
Accumulated Benefit Obligation at measurement date	$8,006	$1,952	$2,479	$1,158	$1,290	$436	$649
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8,136	$2,243	$2,640	$1,284	$1,321	$433	$655
Assets received from acquisition	343	—	—	—	—	—	—
Employer contributions	155	43	43	24	20	5	9
Actual return on plan assets	582	159	190	92	95	29	47
Benefits paid	(679)	(234)	(195)	(107)	(84)	(36)	(54)
Impact of settlements	(6)	—	—	—	—	—	—
Transfers	—	14	(3)	(3)	—	(3)	—
Plan assets at measurement date	$8,531	$2,225	$2,675	$1,290	$1,352	$428	$657
Funded status of plan	$400	$273	$163	$132	$29	$(19)	$(1)

	Piedmont
	Two Months Ended	Years Ended
(in millions)	December 31, 2016	October 31, 2016
Change in Projected Benefit Obligation
Obligation at prior measurement date	$352	$312
Service cost	2	11
Interest cost	2	9
Actuarial gain	(5)	34
Benefits paid	(1)	(14)
Impact of settlements	(6)	—
Obligation at measurement date	$344	$352
Accumulated Benefit Obligation at measurement date	$289	$296
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$343	$329
Employer contributions	10	10
Actual return on plan assets	—	18
Benefits paid	(1)	(14)
Impact of settlements	(6)	—
Plan assets at measurement date	$346	$343
Funded status of plan	$2	$(9)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$680	$343	$245	$155	$87	$8	$16	$55
Noncurrent pension liability(b)	$125	$—	$68	$—	$68	$29	$1	$—
Net asset (liability) recognized	$555	$343	$177	$155	$19	$(21)	$15	$55
Regulatory assets	$1,886	$406	$756	$341	$415	$90	$152	$73
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(41)	$—	$(3)	$—	$—	$—	$—	$—
Prior service credit	(5)	—	—	—	—	—	—	—
Net actuarial loss	116	—	9	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$70	$—	$6	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension costs in the next year
Unrecognized net actuarial loss	$132	$29	$44	$21	$23	$5	$7	$11
Unrecognized prior service credit	(32)	(8)	(3)	(2)	(1)	—	(2)	(9)

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$518	$273	$225	$132	$91	$6	$—	3
Noncurrent pension liability(b)	$118	$—	$62	$—	$62	$25	$1	—
Net asset recognized	$400	$273	$163	$132	$29	$(19)	$(1)	$3
Regulatory assets	$2,098	$476	$805	$378	$426	$81	$171	$137
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(41)	$—	$(6)	$—	$—	$—	$—	$—
Prior service credit	(6)	—	—	—	—	—	—	—
Net actuarial loss	123	—	16	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$76	$—	$10	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension costs in the next year
Unrecognized net actuarial loss	$147	$31	$52	$23	$29	$5	$8	$13
Unrecognized prior service credit	$(24)	$(8)	$(3)	$(2)	$(1)	$—	$(2)	$(2)

(a)	Included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2017
			Duke	Duke
	Duke	Progress	Energy	Energy
(in millions)	Energy	Energy	Florida	Ohio
Projected benefit obligation	$1,386	$718	$718	$337
Accumulated benefit obligation	1,326	683	683	326
Fair value of plan assets	1,260	650	650	308

	December 31, 2016
			Duke	Duke
	Duke	Progress	Energy	Energy
(in millions)	Energy	Energy	Florida	Ohio
Projected benefit obligation	$1,299	$665	$665	$311
Accumulated benefit obligation	1,239	633	633	299
Fair value of plan assets	1,182	604	604	286
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
The average remaining service period of active covered employees is 13 years for Duke Energy and Duke Energy Progress, 12 years for Duke Energy Carolinas, Progress Energy, and Duke Energy Florida, 14 years for Duke Energy Ohio and Duke Energy Indiana, and nine years for Piedmont.
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2017			2016			2015
Benefit Obligations
Discount rate			3.60%			4.10%			4.40%
Salary increase	3.50%	–	4.00%	4.00%	–	4.50%	4.00%	–	4.40%
Net Periodic Benefit Cost
Discount rate			4.10%			4.40%			4.10%
Salary increase	4.00%	–	4.50%	4.00%	–	4.40%	4.00%	–	4.40%
Expected long-term rate of return on plan assets	6.50%	–	6.75%	6.50%	–	6.75%			6.50%

	Piedmont
	Two Months Ended	Years Ended October 31,
	December 31, 2016	2016	2015
Benefit Obligations
Discount rate	4.10%	3.80%	4.34%
Salary increase	4.50%	4.05%	4.07%
Net Periodic Benefit Cost
Discount rate	3.80%	4.34%	4.13%
Salary increase	4.05%	4.07%	3.68%
Expected long-term rate of return on plan assets	6.75%	7.25%	7.50%

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2018	$642	$185	$161	$85	$75	$36	$47	$29
2019	644	185	164	86	77	36	46	26
2020	661	195	172	90	80	36	44	24
2021	666	194	175	93	81	37	44	24
2022	672	197	176	92	83	36	44	23
2023-2027	3,099	865	888	449	435	166	210	103
NON-QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$1	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	13	1	5	1	2	—	—	—
Amortization of actuarial loss	8	—	2	1	1	—	—	—
Amortization of prior service credit	(2)	—	—	—	—	—	—	—
Net periodic pension costs	$21	$2	$7	$2	$3	$—	$—	$—

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$2	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	14	1	5	1	2	—	—
Amortization of actuarial loss	8	1	1	1	1	—	—
Amortization of prior service credit	(1)	—	—	—	—	—	—
Net periodic pension costs	$23	$2	$6	$2	$3	$—	$—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$3	$—	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	13	1	4	1	2	—	—
Amortization of actuarial loss	6	—	2	1	2	—	1
Amortization of prior service credit	(1)	—	(1)	—	—	—	—
Net periodic pension costs	$21	$1	$6	$2	$4	$—	$1

	Piedmont
	Years Ended October 31,
(in millions)	2016	2015
Amortization of prior service cost	$—	$1
Settlement charge	1	—
Net periodic pension costs	$1	$1

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$5	$(1)	$3	$1	$2	$—	$—	$—
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(1)	$—	$—	$—	$—	$—	$—	$—
Actuarial loss arising during the year	2	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive loss (income)	$1	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory assets, net (decrease) increase	$(3)	$(2)	$2	$1	$1	$—	$(1)
Accumulated other comprehensive (income) loss
Prior service credit arising during the year	$(1)	$—	$—	$—	$—	$—	$—
Actuarial gains arising during the year	1	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive loss (income)	$—	$—	$—	$—	$—	$—	$—
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$332	$14	$114	$33	$46	$4	$3	$4
Service cost	2	1	—	—	—	—	—	—
Interest cost	13	1	5	1	2	—	—	—
Actuarial losses (gains)	15	—	5	4	2	—	—	—
Benefits paid	(31)	(2)	(8)	(3)	(3)	—	—	—
Obligation at measurement date	$331	$14	$116	$35	$47	$4	$3	$4
Accumulated Benefit Obligation at measurement date	$331	$14	$116	$35	$47	$4	$3	$4
Change in Fair Value of Plan Assets
Benefits paid	$(31)	$(2)	$(8)	$(3)	$(3)	$—	$—	$—
Employer contributions	31	2	8	3	3	—	—	—
Plan assets at measurement date	$—	$—	$—	$—	$—	$—	$—	$—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$341	$16	$112	$33	$46	$4	$5
Obligation assumed from acquisition	5	—	—	—	—	—	—
Service cost	2	—	—	—	—	—	—
Interest cost	14	1	5	1	2	—	—
Actuarial losses (gains)	4	(1)	5	2	1	—	(2)
Plan amendments	(2)	—	—	—	—	—
Benefits paid	(32)	(2)	(8)	(3)	(3)	—	—
Obligation at measurement date	$332	$14	$114	$33	$46	$4	$3
Accumulated Benefit Obligation at measurement date	$332	$14	$114	$33	$46	$4	$3
Change in Fair Value of Plan Assets
Benefits paid	$(32)	$(2)	$(8)	$(3)	$(3)	—	—
Employer contributions	32	2	8	3	3	—	—
Plan assets at measurement date	$—	$—	$—	$—	$—	$—	$—

	Piedmont
	Two Months Ended	Years Ended
(in millions)	December 31, 2016	October 31, 2016
Change in Projected Benefit Obligation
Obligation at prior measurement date	$5	$6
Actuarial gain	(1)	—
Impact of settlements	—	(1)
Obligation at measurement date	$4	$5
Accumulated Benefit Obligation at measurement date	$—	$5
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$—	$1
Impact of settlements	—	(1)
Plan assets at measurement date	$—	$—

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current pension liability(a)	$23	$2	$8	$3	$3	$—	$—	$—
Noncurrent pension liability(b)	308	12	108	32	44	4	3	4
Total accrued pension liability	$331	$14	$116	$35	$47	$4	$3	$4
Regulatory assets	$78	$4	$21	$8	$13	$1	$—	$1
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(4)	$—	$(3)	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	12	—	9	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$7	$—	$6	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$8	$—	$2	$1	$1	$—	$—	$—
Unrecognized prior service credit	(2)	—	—	—	—	—	—	—

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current pension liability(a)	$28	$2	$8	$2	$3	$—	$—	$—
Noncurrent pension liability(b)	304	12	106	31	43	4	3	4
Total accrued pension liability	$332	$14	$114	$33	$46	$4	$3	$4
Regulatory assets	$73	$5	$18	$7	$11	$1	$—	$1
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(3)	$—	$(3)	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	10	—	9	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$6	$—	$6	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$7	$—	$2	$1	$1	$—	$—	$—
Unrecognized prior service credit	$(2)	$—	$—	$—	$—	$—	$—	$—
(a)    Included in Other within Current Liabilities on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Projected benefit obligation	$331	$14	$116	$35	$47	$4	$3	$4
Accumulated benefit obligation	331	14	116	35	47	4	3	4

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Projected benefit obligation	$332	$14	$114	$33	$46	$4	$3	$4
Accumulated benefit obligation	332	14	114	33	46	4	3	4
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
The average remaining service period of active covered employees is 11 years for Duke Energy and Duke Energy Progress, 14 years for Progress Energy, 15 years for Duke Energy Florida, eight years for Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana, and nine years for Piedmont. The following tables present the assumptions used for pension benefit accounting.

	December 31,
	2017			2016	2015
Benefit Obligations
Discount rate			3.60%	4.10%	4.40%
Salary increase	3.50%	–	4.00%	4.40%	4.40%
Net Periodic Benefit Cost
Discount rate			4.10%	4.40%	4.10%
Salary increase			4.40%	4.40%	4.40%

	Piedmont
	Two Months Ended	Years Ended October 31,
	December 31, 2016	2016	2015
Benefit Obligations
Discount rate	4.10%	3.80%	3.85%
Net Periodic Benefit Cost
Discount rate	3.80%	3.85%	3.69%

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2018	$23	$2	$8	$3	$3	$—	$—	$—
2019	21	1	8	2	3	—	—	—
2020	21	1	8	2	3	—	—	—
2021	22	1	8	2	3	—	—	—
2022	25	1	8	2	3	—	—	—
2023-2027	117	6	36	11	15	1	1	2
OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The health care benefits include medical, dental and prescription drug coverage and are subject to certain limitations, such as deductibles and copayments.
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2017, 2016 or 2015.
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$—	$—	$—	$—	$—	$1
Interest cost on accumulated post-retirement benefit obligation	34	8	13	7	6	1	3	1
Expected return on plan assets	(14)	(8)	—	—	—	—	(1)	(2)
Amortization of actuarial loss (gain)	10	(2)	21	12	9	(2)	(1)	1
Amortization of prior service credit	(115)	(10)	(84)	(54)	(30)	—	(1)	—
Curtailment credit (c)	$(30)	$(4)	$(16)	$—	$(16)	$(2)	$(2)	$—
Net periodic post-retirement benefit costs(a)(b)	$(111)	$(15)	$(66)	$(35)	$(31)	$(3)	$(2)	$1

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$3	$1	$1	$—	$1	$—	$—
Interest cost on accumulated post-retirement benefit obligation	35	8	15	8	7	1	4
Expected return on plan assets	(12)	(8)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	6	(3)	22	13	9	(2)	(1)
Amortization of prior service credit	(141)	(14)	(103)	(68)	(35)	—	(1)
Net periodic post-retirement benefit costs(a)(b)	$(109)	$(16)	$(65)	$(47)	$(18)	$(1)	$1

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
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

(a)
Duke Energy amounts exclude $7 million, $8 million and $10 million for the years ended December 2017, 2016 and 2015, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

(b)
Duke Energy Ohio amounts exclude $2 million, $2 million and $3 million for the years ended December 2017, 2016 and 2015, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

(c)	Curtailment credit resulted from a reduction in average future service of plan participants due to a plan amendment.

	Piedmont
	Years Ended October 31,
(in millions)	2016	2015
Service cost	$1	$1
Interest cost on projected benefit obligation	1	2
Expected return on plan assets	(2)	(2)
Amortization of actuarial loss	1	—
Net periodic pension costs	$1	$1

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$71	$—	$81	$42	$39	$—	$(5)	$(11)
Regulatory liabilities, net increase (decrease)	$(27)	$(2)	$—	$—	$—	$(3)	$(7)	$—
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(1)	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year prior service credit	3	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$2	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Regulatory assets, net increase (decrease)	$53	$—	$47	$38	$9	$—	$(6)
Regulatory liabilities, net increase (decrease)	$(114)	$(22)	$(51)	$(25)	$(26)	$(2)	$(12)
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(2)	$—	$—	$—	$—	$—	$—
Actuarial losses arising during the year	3	—	—	—	—	—	—
Amortization of prior year prior service credit	1	—	1	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$2	$—	$1	$—	$—	$—	$—
Piedmont's regulatory assets net decreased $1 million for the two months ended December 31, 2016, and increased $2 million and $1 million for the years ended October 31, 2016, and 2015, respectively.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$868	$201	$357	$191	$164	$32	$83	$39
Service cost	4	1	—	—	—	—	—	1
Interest cost	34	8	13	7	6	1	3	1
Plan participants' contributions	17	3	6	3	3	1	2	—
Actuarial (gains) losses	4	(3)	4	1	3	—	3	1
Transfers	—	2	(1)	—	(1)	1	—	—
Plan amendments	(28)	(5)	(3)	(1)	(2)	(2)	(2)	(9)
Benefits paid	(86)	(18)	(34)	(17)	(17)	(3)	(11)	(1)
Accumulated post-retirement benefit obligation at measurement date	$813	$189	$342	$184	$156	$30	$78	$32
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$244	$137	$1	$—	$—	$7	$22	$29
Actual return on plan assets	25	15	1	—	—	2	1	3
Benefits paid	(86)	(18)	(34)	(17)	(17)	(3)	(11)	(1)
Employer contributions (reimbursements)	25	(4)	26	14	14	—	(3)	—
Plan participants' contributions	17	3	6	3	3	1	2	—
Plan assets at measurement date	$225	$133	$—	$—	$—	$7	$11	$31

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$828	$200	$354	$188	$164	$35	$87
Obligation assumed from acquisition	39	—	—	—	—	—	—
Service cost	3	1	1	—	1	—	—
Interest cost	35	8	15	8	7	1	4
Plan participants' contributions	19	3	7	4	3	1	2
Actuarial (gains) losses	33	5	16	8	8	—	3
Transfers	—	1	—	—	—	—	—
Plan amendments	(1)	—	—	—	—	(1)	—
Benefits paid	(88)	(17)	(36)	(17)	(19)	(4)	(13)
Accumulated post-retirement benefit obligation at measurement date	$868	$201	$357	$191	$164	$32	$83
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$208	$134	$—	$—	$1	$8	$19
Assets received from acquisition	29	—	—	—	—	—	—
Actual return on plan assets	14	8	1	—	—	1	2
Benefits paid	(88)	(17)	(36)	(17)	(19)	(4)	(13)
Employer contributions	62	9	29	13	15	1	12
Plan participants' contributions	19	3	7	4	3	1	2
Plan assets at measurement date	$244	$137	$1	$—	$—	$7	$22

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Piedmont
	Two Months Ended	Years Ended
(in millions)	December 31, 2016	October 31, 2016
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$39	$38
Service cost	—	1
Interest cost	—	1
Actuarial gain	—	2
Benefits paid	—	(3)
Accumulated post-retirement benefit obligation at measurement date	$39	$39
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$29	$28
Employer contributions	—	3
Actual return on plan assets	—	1
Benefits paid	—	(3)
Plan assets at measurement date	$29	$29

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current post-retirement liability(a)	$36	$—	$29	$15	$14	$2	$—	$—
Noncurrent post-retirement liability(b)	552	56	313	169	142	21	67	1
Total accrued post-retirement liability	$588	$56	$342	$184	$156	$23	$67	$1
Regulatory assets	$125	$—	$129	$80	$49	$—	$46	$(4)
Regulatory liabilities	$147	$44	$—	$—	$—	$16	$64	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$4	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(2)	—	—	—	—	—	—	—
Net actuarial gain	(10)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(8)	$—	$—	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$5	$3	$1	$—	$1	$—	$—	$—
Unrecognized prior service credit	(19)	(5)	(7)	(1)	(6)	(1)	(1)	(2)

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current post-retirement liability(a)	$38	$—	$31	$17	$15	$2	$—	$—
Noncurrent post-retirement liability(b)	586	64	325	174	149	23	63	10
Total accrued post-retirement liability	$624	$64	$356	$191	$164	$25	$63	$10
Regulatory assets	$54	$—	$48	$38	$10	$—	$51	$7
Regulatory liabilities	$174	$46	$—	$—	$—	$19	$71	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$5	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(5)	—	—	—	—	—	—	—
Net actuarial gain	(10)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(10)	$—	$—	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss (gain)	$10	$(2)	$21	$12	$9	$(2)	$(6)	$—
Unrecognized prior service credit	(115)	(10)	(85)	(55)	(30)	—	(1)	—

(a)	Included in Other within Current Liabilities on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Assumptions Used for Other Post-Retirement Benefits Accounting
The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected. The average remaining service period of active covered employees is nine years for Duke Energy, eight years for Duke Energy Carolinas, seven years for Duke Energy Florida, Duke Energy Ohio, and Piedmont, and six years for Progress Energy, Duke Energy Progress, and Duke Energy Indiana.
The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2017	2016	2015
Benefit Obligations
Discount rate	3.60%	4.10%	4.40%
Net Periodic Benefit Cost
Discount rate	4.10%	4.40%	4.10%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%
Assumed tax rate	35%	35%	35%

	Piedmont
	Two Months Ended	Years Ended October 31,
	December 31, 2016	2016	2015
Benefit Obligations
Discount rate	4.10%	3.80%	4.38%
Net Periodic Benefit Cost
Discount rate	3.80%	4.38%	4.03%
Expected long-term rate of return on plan assets	6.75%	7.25%	7.50%
Assumed Health Care Cost Trend Rate

	December 31,
	2017	2016
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that rate reaches ultimate trend	2024	2023
Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
1-Percentage Point Increase
Effect on total service and interest costs	$1	$—	$1	$1	$—	$—	$—	$—
Effect on post-retirement benefit obligation	27	6	11	6	5	1	3	1
1-Percentage Point Decrease
Effect on total service and interest costs	(1)	—	—	—	—	—	—	—
Effect on post-retirement benefit obligation	(24)	(6)	(10)	(5)	(5)	(1)	(2)	(1)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2018	$78	$17	$30	$16	$14	$3	$9	$2
2019	76	17	29	15	14	3	9	2
2020	73	17	29	15	14	3	8	2
2021	71	17	28	15	13	3	7	3
2022	68	17	27	14	13	3	7	3
2023 – 2027	290	70	117	63	54	12	29	13
PLAN ASSETS
Description and Allocations
Duke Energy Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Master Retirement Trust. Qualified pension and other post-retirement assets related to Piedmont were transferred into the Duke Energy Master Retirement Trust during 2017. Approximately 98 percent of the Duke Energy Master Retirement Trust assets were allocated to qualified pension plans and approximately 2 percent were allocated to other post-retirement plans (comprised of 401(h) accounts), as of December 31, 2017, and 2016. The investment objective of the Duke Energy Master Retirement Trust is to achieve reasonable returns, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.
As of December 31, 2017, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.50 percent. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension plan liability. Hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers or investments.
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
The Duke Energy Master Retirement Trust is authorized to engage in the lending of certain plan assets. Securities lending is an investment management enhancement that utilizes certain existing securities of the Duke Energy Master Retirement Trust to earn additional income. Securities lending involves the loaning of securities to approved parties. In return for the loaned securities, the Duke Energy Master Retirement Trust receives collateral in the form of cash and securities as a safeguard against possible default of any borrower on the return of the loan under terms that permit the Duke Energy Master Retirement Trust to sell the securities. The Duke Energy Master Retirement Trust mitigates credit risk associated with securities lending arrangements by monitoring the fair value of the securities loaned, with additional collateral obtained or refunded as necessary. The fair value of securities on loan was approximately $195 million and $156 million at December 31, 2017, and 2016, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned at December 31, 2017, and 2016, respectively. Securities lending income earned by the Duke Energy Master Retirement Trust was immaterial for the years ended December 31, 2017, 2016 and 2015, respectively.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following table includes the target asset allocations by asset class at December 31, 2017, and the actual asset allocations for the Duke Energy Master Retirement Trust.

		Actual Allocation at
	Target	December 31,
	Allocation	2017	2016(a)
U.S. equity securities	10%	11%	11%
Non-U.S. equity securities	8%	8%	8%
Global equity securities	10%	10%	10%
Global private equity securities	3%	2%	2%
Debt securities	63%	63%	63%
Hedge funds	2%	2%	2%
Real estate and cash	2%	2%	2%
Other global securities	2%	2%	2%
Total	100%	100%	100%

(a)
Excludes Piedmont Pension Assets, which had a targeted asset allocation of 60 percent return-seeking and 40 percent liability hedging fixed-income. Actual asset allocations were 61 percent return-seeking and 39 percent liability hedging fixed-income at December 31, 2016.

Other post-retirement assets
Duke Energy's other post-retirement assets are comprised of Voluntary Employees' Beneficiary Association (VEBA) trusts and 401(h) accounts held within the Duke Energy Master Retirement Trust. Duke Energy's investment objective is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants.
The following table presents target and actual asset allocations for the VEBA trusts at December 31, 2017.

		Actual Allocation at
	Target	December 31,
	Allocation	2017	2016
U.S. equity securities	32%	41%	39%
Non-US equity securities	6%	8%	—%
Real estate	2%	2%	2%
Debt securities	45%	36%	37%
Cash	15%	13%	22%
Total	100%	100%	100%
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
Duke Energy Master Retirement Trust
The following tables provide the fair value measurement amounts for the Duke Energy Master Retirement Trust qualified pension and other post-retirement assets.

	December 31, 2017
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,823	$1,976	$—	$—	847
Corporate debt securities	4,694	—	4,694	—	—
Short-term investment funds	246	192	54	—	—
Partnership interests	137	—	—	—	137
Hedge funds	226	—	—	—	226
Real estate limited partnerships	135	—	—	—	135
U.S. government securities	762	—	762	—	—
Guaranteed investment contracts	28	—	—	28	—
Governments bonds – foreign	38	—	38	—	—
Cash	6	6	—	—	—
Government and commercial mortgage backed securities	2	—	2	—	—
Net pending transactions and other investments	17	15	2	—	—
Total assets(a)	$9,114	$2,189	$5,552	$28	$1,345

(a)
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana, and Piedmont were allocated approximately 27 percent, 30 percent, 15 percent, 15 percent, 5 percent, 8 percent, and 4 percent, respectively, of the Duke Energy Master Retirement Trust at December 31, 2017. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.

(b)	Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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

(a)
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana were allocated approximately 27 percent, 30 percent, 15 percent, 15 percent, 5 percent and 8 percent, respectively, of the Duke Energy Master Retirement Trust and Piedmont's Pension assets at December 31, 2016. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.

(b)	Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy.
The following table provides a reconciliation of beginning and ending balances of Duke Energy Master Retirement Trust qualified pension and other post-retirement assets and Piedmont Pension Assets at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

(in millions)	2017	2016
Balance at January 1	$38	$31
Combination of Piedmont Pension Assets	—	9
Sales	(2)	(2)
Total gains (losses) and other, net	1	—
Transfer of Level 3 assets to other classifications	(9)	—
Balance at December 31	$28	$38
Other post-retirement assets
The following tables provide the fair value measurement amounts for VEBA trust assets.

	December 31, 2017
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$8	$8
Real estate	1	1
Equity securities	28	28
Debt securities	21	21
Total assets	$58	$58

	December 31, 2016
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$14	$14
Real estate	1	1
Equity securities	26	26
Debt securities	25	25
Total assets	$66	$66

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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
As of January 1, 2014, for new and rehired non-union and certain unionized employees (excludes Piedmont employees until 2018 plan year, discussed below) who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period, which is subject to a three-year vesting schedule, is provided to the employee’s savings plan account.
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont(a)
Years ended December 31,
2017	$179	$61	$53	$37	$16	$3	$9	$7
2016	169	57	50	35	15	3	8	—
2015	159	54	48	34	13	3	7	—

(a)
Piedmont's pretax employer matching contributions were $1 million, $7 million and $7 million during the two months ended December 31, 2016 and for the years ended October 31, 2016 and 2015, respectively.

Money Purchase Pension Plan
Piedmont sponsors the MPP plan, which is a defined contribution pension plan that allows employees to direct investments and assume risk of investment returns. Under the MPP plan, Piedmont annually deposits a percentage of each participant’s pay into an account of the MPP plan. This contribution equals 4 percent of the participant’s eligible compensation plus an additional 4 percent of eligible compensation above the Social Security wage base up to the IRS compensation limit. The participant is vested in MPP plan after three years of service. No contributions were made to the MPP plan during the two months ended December 31, 2016. Piedmont contributed $2 million to the MPP plan during each of the years ended December 31, 2017, October 31, 2016 and 2015. Effective December 31, 2017, the MPP Plan was merged into the Retirement Savings Plan and the money purchase plan formula was discontinued. Beginning with the 2018 plan year, the former MPP Plan participants are eligible to receive the additional employer contribution under the Retirement Savings Plan, discussed above.
22. INCOME TAXES
Tax Act
On December 22, 2017, President Trump signed the Tax Act into law. Among other provisions, the Tax Act lowers the corporate federal income tax rate from 35 percent to 21 percent and eliminates bonus depreciation for regulated utilities, effective January 1, 2018. The Tax Act also could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2017, or are expected to be recorded in future periods. The FERC and state utility commissions will determine the regulatory treatment of the impacts of the Tax Act for the Subsidiary Registrants. The Duke Energy Registrants’ future results of operations, financial condition and cash flows could be adversely impacted by the Tax Act, subsequent amendments or corrections or the actions of the FERC, state utility commissions or credit rating agencies related to the Tax Act. Duke Energy is reviewing orders to address the rate treatment of the Tax Act by each state utility commission in which the Subsidiary Registrants operate. See Note 4 for additional information. Beginning in January 2018, the Subsidiary Registrants will defer the estimated ongoing impacts of the Tax Act that are expected to be returned to customers.
As a result of the Tax Act, Duke Energy revalued its existing deferred tax assets and deferred tax liabilities as of December 31, 2017, to account for the estimated future impact of lower corporate tax rates on these deferred tax amounts. For Duke Energy's regulated operations, where the reduction in the net accumulated deferred income tax (ADIT) liability is expected to be returned to customers in future rates, the net remeasurement has been deferred as a regulatory liability. The regulatory liability for income taxes includes the effect of the reduction of the net deferred tax liability including the tax gross-up of the excess accumulated deferred tax liabilities and the effect of the new tax rate on the previous regulatory asset for income taxes. Excess accumulated deferred income taxes are generally classified as either “protected” or “unprotected” under IRS rules. Protected excess ADIT, resulting from accumulated tax depreciation of public utility property, are required to utilize the average rate assumption method under the IRS normalization rules for determining the timing of the return to customers. The majority of the excess ADIT is related to protected amounts associated with public utility property. See Note 4 for additional information on the Tax Act's impact to the regulatory asset and liability accounts.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, a company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, a company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined.
Duke Energy recorded a provisional net tax benefit of $112 million related to the Tax Act in the period ending December 31, 2017. This net benefit primarily consists of a net benefit of $534 million due to the remeasurement of deferred tax accounts to reflect the corporate rate reduction impact to net deferred tax balances, a net expense for the establishment of a valuation allowance related to foreign tax credits of $406 million and a transition tax on previously untaxed earnings and profits on foreign subsidiaries of $10 million. The majority of Duke Energy’s operations are regulated and it is expected that the Subsidiary Registrants will ultimately pass on the savings associated with the amount representing the remeasurement of deferred tax balances related to regulated operations to customers. Duke Energy recorded a regulatory liability of $8,313 million, representing the revaluation of those deferred tax balances. The Subsidiary Registrants continue to respond to requests from regulators in various jurisdictions to determine the timing and magnitude of savings they will pass on to customers.
The net provisional charge from deferred tax remeasurement and assessment of valuation allowance is based on currently available information and interpretations which are continuing to evolve. Duke Energy continues to analyze additional information and guidance related to certain aspects of the Tax Act, such as limitations on the deductibility of interest and executive compensation, conformity or decoupling by state legislatures in response to the Tax Act, and the final determination of the net deferred tax liabilities subject to the remeasurement. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may also cause the final impact from the Tax Act to differ from the estimated amounts. Duke Energy continues to appropriately refine such amounts within the measurement period allowed by SAB 118, which will be completed no later than the fourth quarter of 2018.
Income Tax Expense
Components of Income Tax Expense

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(247)	$221	$(436)	$(95)	$(188)	$(37)	$128	$(90)
State	4	20	(5)	2	(11)	2	21	(3)
Foreign	3	—	—	—	—	—	—	—
Total current income taxes	(240)	241	(441)	(93)	(199)	(35)	149	(93)
Deferred income taxes
Federal	1,344	381	664	378	194	99	138	147
State	102	35	44	10	51	(4)	14	8
Total deferred income taxes(a) (b)	1,446	416	708	388	245	95	152	155
Investment tax credit amortization	(10)	(5)	(3)	(3)	—	(1)	—	—
Income tax expense from continuing operations	1,196	652	264	292	46	59	301	62
Tax benefit from discontinued operations	(6)	—	—	—	—	—	—	—
Total income tax expense included in Consolidated Statements of Operations	$1,190	$652	$264	$292	$46	$59	$301	$62

(a)
Includes utilization of NOL (Net operating loss) carryforwards and tax credit carryforwards of $428 million at Duke Energy, $74 million at Progress Energy, $36 million at Duke Energy Florida, $17 million at Duke Energy Ohio, $42 million at Duke Energy Indiana and $79 million at Piedmont. In addition the total deferred income taxes Includes benefits of NOL carryforwards and tax credit carryforwards of $10 million at Duke Energy Carolinas and $1 million at Duke Energy Progress.

(b)
As a result of the Tax Act, Duke Energy's deferred tax assets and liabilities were revalued as of December 31, 2017. See the Statutory Rate Reconciliation section below for additional information on the Tax Act's impact on income tax expense.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

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

(a)
Includes benefits of NOL carryforwards and utilization of NOL and tax credit carryforwards of $648 million at Duke Energy, $4 million at Duke Energy Carolinas, $190 million at Progress Energy, $60 million at Duke Energy Progress, $49 million at Duke Energy Florida, $26 million at Duke Energy Ohio and $58 million at Duke Energy Indiana.

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

(a)
Includes utilization of NOL carryforwards and tax credit carryforwards of $264 million at Duke Energy, $15 million at Duke Energy Carolinas, $119 million at Progress Energy, $21 million at Duke Energy Progress, $84 million at Duke Energy Florida, $3 million at Duke Energy Ohio and $45 million at Duke Energy Indiana.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Piedmont
	Two Months Ended	Years Ended October 31,
(in millions)	December 31, 2016	2016	2015
Current income taxes
Federal	$4	$27	$(1)
State	(2)	12	1
Total current income taxes	2	39	—
Deferred income taxes
Federal	24	79	78
State	6	6	12
Total deferred income taxes(a)(b)	30	85	90
Total income tax expense from continuing operations included in Consolidated Statements of Operations	$32	$124	$90

(a)	Includes benefits of NOL and tax carryforwards of $17 million and $91 million for the two months ended December 31, 2016, and the year ended October 31, 2016, respectively.

(b)	Includes benefits and utilization of NOL carryforwards of $46 million for the year ended October 31, 2015.
Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2017	2016	2015
Domestic(a)	$4,207	$3,689	$3,831
Foreign	59	45	79
Income from continuing operations before income taxes	$4,266	$3,734	$3,910

(a)
Includes a $16 million expense in 2017 related to the Tax Act impact on equity earnings included within Equity in earnings (losses) of unconsolidated affiliates on the Consolidated Statement of Operations.

Taxes on Foreign Earnings
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

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 35 percent	$1,493	$653	$536	$353	$265	$88	$229	$70
State income tax, net of federal income tax effect	69	36	25	8	26	(1)	23	3
AFUDC equity income	(81)	(37)	(32)	(17)	(16)	(4)	(8)	—
Renewable energy production tax credits	(132)	—	—	—	—	—	—	—
Tax Act(a)	(112)	15	(246)	(40)	(226)	(23)	55	(12)
Tax true-up	(52)	(24)	(19)	(13)	(7)	(5)	(6)	—
Other items, net	11	9	—	1	4	4	8	1
Income tax expense from continuing operations	$1,196	$652	$264	$292	$46	$59	$301	$62
Effective tax rate	28.0%	34.9%	17.2%	29.0%	6.1%	23.4%	46.0%	30.8%

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)
Amounts primarily include but are not limited to items that are excluded for ratemaking purposes related to abandoned or impaired assets, certain wholesale fixed rate contracts, remeasurement of nonregulated net deferred tax liabilities, Federal net operating losses, and valuation allowance on foreign tax credits.

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Income tax expense, computed at the statutory rate of 35 percent	$1,307	$630	$548	$315	$306	$95	$212
State income tax, net of federal income tax effect	64	46	20	10	30	(2)	11
AFUDC equity income	(70)	(36)	(26)	(17)	(9)	(2)	(6)
Renewable energy production tax credits	(97)	—	—	—	—	—	—
Audit adjustment	5	3	—	—	—	—	—
Tax true-up	(14)	(14)	(11)	(3)	(9)	(16)	2
Other items, net	(39)	5	(4)	(4)	4	3	6
Income tax expense from continuing operations	$1,156	$634	$527	$301	$322	$78	$225
Effective tax rate	31.0%	35.2%	33.7%	33.4%	36.9%	28.9%	37.1%

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Income tax expense, computed at the statutory rate of 35 percent	$1,369	$598	$555	$302	$330	$81	$168
State income tax, net of federal income tax effect	109	46	18	15	33	2	2
AFUDC equity income	(58)	(34)	(19)	(17)	(3)	(1)	(4)
Renewable energy production tax credits	(72)	—	(1)	—	—	—	—
Audit adjustment	(22)	—	(23)	1	(24)	—	—
Tax true-up	2	2	(3)	(4)	2	(5)	(9)
Other items, net	(72)	15	(5)	(3)	4	4	6
Income tax expense from continuing operations	$1,256	$627	$522	$294	$342	$81	$163
Effective tax rate	32.1%	36.7%	32.9%	34.2%	36.3%	35.2%	34.0%

	Piedmont
	Two Months Ended	Years Ended October 31,
(in millions)	December 31, 2016	2016	2015
Income tax expense, computed at the statutory rate of 35 percent	$30	$111	$79
State income tax, net of federal income tax effect	1	11	9
Other items, net	1	2	2
Income tax expense from continuing operations	$32	$124	$90
Effective tax rate	37.2%	39.1%	39.7%
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

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DEFERRED TAXES
Net Deferred Income Tax Liability Components

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$143	$33	$78	$23	$49	$11	$6	$(5)
Capital lease obligations	49	14	—	—	—	—	2	—
Pension, post-retirement and other employee benefits	295	(17)	111	44	60	14	18	(4)
Progress Energy merger purchase accounting adjustments(a)	536	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,527	234	402	156	143	25	216	70
Regulatory liabilities and deferred credits	—	222	—	—	—	65	—	61
Investments and other assets	—	—	—	—	—	—	1	18
Other	73	10	1	4	—	—	—	—
Valuation allowance	(519)	—	(14)	—	—	—	—	—
Total deferred income tax assets	5,104	496	578	227	252	115	243	140
Investments and other assets	(1,419)	(849)	(470)	(289)	(187)	—	(14)	—
Accelerated depreciation rates	(9,216)	(3,060)	(2,803)	(1,583)	(1,257)	(896)	(966)	(697)
Regulatory assets and deferred debits, net	(1,090)	—	(807)	(238)	(569)	—	(188)	—
Other	—	—	—	—	—	—	—	(7)
Total deferred income tax liabilities	(11,725)	(3,909)	(4,080)	(2,110)	(2,013)	(896)	(1,168)	(704)
Net deferred income tax liabilities	$(6,621)	$(3,413)	$(3,502)	$(1,883)	$(1,761)	$(781)	$(925)	$(564)

(a)	Primarily related to capital lease obligations and debt fair value adjustments.
As noted above, as a result of the Tax Act, Duke Energy revalued its existing deferred tax assets and liabilities as of December 31, 2017, to account for the estimated future impact of lower corporate tax rates on these deferred amounts. The following table shows the decrease reflected in the net deferred income tax liabilities balance above:

(in millions)	December 31, 2017
Duke Energy	$8,982
Duke Energy Carolinas	3,454
Progress Energy	3,282
Duke Energy Progress	1,882
Duke Energy Florida	1,420
Duke Energy Ohio	771
Duke Energy Indiana	1,053
Piedmont	521
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2017
(in millions)	Amount	Expiration Year
Investment tax credits	$1,406	2024	—	2037
Alternative minimum tax credits	1,147	Refundable by 2021
Federal NOL carryforwards	393	2022	—	2036
State NOL carryforwards and credits(a)	296	2018	—	2037
Foreign NOL carryforwards(b)	13	2027	—	2036
Foreign Tax Credits(c)	1,272	2024	—	2027
Total tax credits and NOL carryforwards	4,527

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

(a)	A valuation allowance of $90 million has been recorded on the state NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

(b)	A valuation allowance of $13 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

(c)	A valuation allowance of $416 million has been recorded on the foreign tax credits, as presented in the Net Deferred Income Tax Liability Components table.

	December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$382	$66	$126	$40	$93	$21	$4	$71
Capital lease obligations	60	8	—	—	—	—	1	—
Pension, post-retirement and other employee benefits	561	16	199	91	96	22	37	10
Progress Energy merger purchase accounting adjustments(a)	918	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,682	192	1,165	222	232	49	278	192
Investments and other assets	—	—	—	—	—	3	—	—
Other	205	16	35	8	—	5	9	45
Valuation allowance	(96)	—	(12)	—	—	—	—	(1)
Total deferred income tax assets	6,712	298	1,513	361	421	100	329	317
Investments and other assets	(1,892)	(1,149)	(597)	(313)	(297)	—	(21)	(21)
Accelerated depreciation rates	(14,872)	(4,664)	(4,490)	(2,479)	(2,038)	(1,404)	(1,938)	(1,080)
Regulatory assets and deferred debits, net	(4,103)	(1,029)	(1,672)	(892)	(780)	(139)	(270)	(147)
Total deferred income tax liabilities	(20,867)	(6,842)	(6,759)	(3,684)	(3,115)	(1,543)	(2,229)	(1,248)
Net deferred income tax liabilities	$(14,155)	$(6,544)	$(5,246)	$(3,323)	$(2,694)	$(1,443)	$(1,900)	$(931)

(a)	Primarily related to capital lease obligations and debt fair value adjustments.
On August 6, 2015, pursuant to N.C. Gen. Stat. 105-130.3C, the North Carolina Department of Revenue announced the North Carolina corporate income tax rate would be reduced from a statutory rate of 5.0 percent to 4.0 percent beginning January 1, 2016. Duke Energy and Piedmont recorded net reductions of approximately $95 million and $18 million to their North Carolina deferred tax liabilities in the third quarter of 2015. The significant majority of these deferred tax liability reductions were offset by recording a regulatory liability pending NCUC determination of the disposition of amounts related to Duke Energy Carolinas, Duke Energy Progress and Piedmont. The impact did not have a significant impact on the financial position, results of operation, or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy or Duke Energy Progress.
On August 4, 2016, pursuant to N.C. Gen. Stat. 105-130.3C, the North Carolina Department of Revenue announced the North Carolina corporate income tax rate would be reduced from a statutory rate of 4.0 percent to 3.0 percent beginning January 1, 2017. Duke Energy and Piedmont recorded net reductions of approximately $80 million and $16 million to their North Carolina deferred tax liabilities in the third quarter of 2016. The significant majority of this deferred tax liability reduction was offset by recording a regulatory liability pending NCUC determination of the disposition of amounts related to Duke Energy Carolinas, Duke Energy Progress and Piedmont. The impact did not have a significant impact on the financial position, results of operation, or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy or Duke Energy Progress.
On June 28, 2017, the North Carolina General Assembly amended N.C. Gen. Stat. 105-130.3, reducing the North Carolina corporate income tax rate from a statutory rate of 3.0 percent to 2.5 percent beginning January 1, 2019.  Duke Energy recorded a net reduction of approximately $55 million to their North Carolina deferred tax liabilities in the second quarter of 2017. The significant majority of this deferred tax liability reduction was offset by recording a regulatory liability pending NCUC determination of the disposition of amounts related to Duke Energy Carolinas, Duke Energy Progress and Piedmont. The impact did not have a significant impact on the financial position, results of operation or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy or Duke Energy Progress.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$17	$1	$2	$2	$4	$4	$—	$—
Unrecognized tax benefits increases (decreases)
Gross increases – tax positions in prior periods	12	4	3	3	1	1	1	3
Gross decreases – tax positions in prior periods	(4)	—	—	—	—	(4)	—	—
Total changes	8	4	3	3	1	(3)	1	3
Unrecognized tax benefits – December 31	$25	$5	$5	$5	$5	$1	$1	$3

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Unrecognized tax benefits – January 1	$88	$72	$1	$3	$—	$—	$1
Unrecognized tax benefits increases (decreases)
Gross increases – tax positions in prior periods	—	—	—	—	4	4	—
Gross decreases – tax positions in prior periods	(4)	(4)	(1)	(1)	—	—	—
Decreases due to settlements	(68)	(67)	—	—	—	—	(1)
Reduction due to lapse of statute of limitations	1	—	2	—	—	—	—
Total changes	(71)	(71)	1	(1)	4	4	(1)
Unrecognized tax benefits – December 31	$17	$1	$2	$2	$4	$4	$—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Unrecognized tax benefits – January 1	$213	$160	$32	$23	$8	$1
Unrecognized tax benefits increases (decreases)
Gross increases – tax positions in prior periods	—	—	1	1	—	—
Gross decreases – tax positions in prior periods	(48)	(45)	—	—	—	—
Decreases due to settlements	(45)	(43)	—	—	—	—
Reduction due to lapse of statute of limitations	(32)	—	(32)	(21)	(8)	—
Total changes	(125)	(88)	(31)	(20)	(8)	—
Unrecognized tax benefits – December 31	$88	$72	$1	$3	$—	$1

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits at December 31, 2017. During the first quarter of 2018, Duke Energy recognized an approximate $8 million reduction and Duke Energy Carolinas recognized an approximate $1 million reduction in unrecognized tax benefits. No additional material reductions are expected in the next 12 months.

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$15	$4	$7	$5	$1	$1	$1	$3
Amount that if recognized, would be recorded as a component of discontinued operations	7	—	—	—	—	2	—	—

(a)
Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Piedmont are unable to estimate the specific amounts that would affect the effective tax rate versus the regulatory liability.

OTHER TAX MATTERS
The following tables include interest recognized in the Consolidated Statements of Operations and the Consolidated Balance Sheets.

	Year Ended December 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Net interest income recognized related to income taxes	$—	$—	$1	$—	$1
Net interest expense recognized related to income taxes	—	2	—	—	—
Interest payable related to income taxes	5	25	1	1	—

	Year Ended December 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Net interest income recognized related to income taxes	$—	$—	$1	$—	$2
Net interest expense recognized related to income taxes	—	7	—	—	—
Interest payable related to income taxes	4	23	1	1	—

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Net interest income recognized related to income taxes	$12	$—	$2	$2	$1	$1
Net interest expense recognized related to income taxes	—	1	—	—	—	—
Interest receivable related to income taxes	3	—	—	—	—	3
Interest payable related to income taxes	—	14	—	1	—	—

Piedmont recognized $1 million in net interest income recognized related to income taxes in the Consolidated Statements of Operations for the year ended October 31, 2016.
Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 2015. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2015.
23. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows. Amounts for Piedmont were not material.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Interest income	$13	$2	$6	$2	$5	$6	$8
AFUDC equity	237	106	92	47	45	11	28
Post in-service equity returns	40	28	12	12	—	—	—
Nonoperating income, other	62	3	18	4	11	—	1
Other income and expense, net	$352	$139	$128	$65	$61	$17	$37

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Interest income	$21	$4	$4	$3	$2	$5	$6
AFUDC equity	200	102	76	50	26	6	16
Post in-service equity returns	67	55	12	12	—	—	—
Nonoperating income (expense), other	36	1	22	6	16	(2)	—
Other income and expense, net	$324	$162	$114	$71	$44	$9	$22

	Year Ended December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Interest income	$20	$2	$4	$2	$2	$4	$6
AFUDC equity	164	96	54	47	7	3	11
Post in-service equity returns	73	60	13	13	—	—	—
Nonoperating income (expense), other	33	2	26	9	15	(1)	(6)
Other income and expense, net	$290	$160	$97	$71	$24	$6	$11
24. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, commitments and contingencies, debt and credit facilities, investments in unconsolidated affiliates, variable interest entities and common stock see Notes 4, 5, 6, 12, 17 and 18, respectively.

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

25. QUARTERLY FINANCIAL DATA (UNAUDITED)
DUKE ENERGY
Quarterly EPS amounts may not sum to the full-year total due to changes in the weighted average number of common shares outstanding and rounding.

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
2017
Operating revenues	$5,729	$5,555	$6,482	$5,799	$23,565
Operating income	1,437	1,387	1,695	1,262	5,781
Income from continuing operations	717	691	957	705	3,070
Loss from discontinued operations, net of tax	—	(2)	(2)	(2)	(6)
Net income	717	689	955	703	3,064
Net income attributable to Duke Energy Corporation	716	686	954	703	3,059
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.02	$0.98	$1.36	$1.00	$4.37
Diluted	$1.02	$0.98	$1.36	$1.00	$4.37
Loss from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$—	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$—	$(0.01)
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.02	$0.98	$1.36	$1.00	$4.36
Diluted	$1.02	$0.98	$1.36	$1.00	$4.36
2016
Operating revenues	$5,377	$5,213	$6,576	$5,577	$22,743
Operating income	1,240	1,259	1,954	888	5,341
Income from continuing operations	577	624	1,001	376	2,578
Income (Loss) from discontinued operations, net of tax	122	(112)	180	(598)	(408)
Net income (loss)	699	512	1,181	(222)	2,170
Net income (loss) attributable to Duke Energy Corporation	694	509	1,176	(227)	2,152
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$0.83	$0.90	$1.44	$0.53	$3.71
Diluted	$0.83	$0.90	$1.44	$0.53	$3.71
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$0.18	$(0.16)	$0.26	$(0.86)	$(0.60)
Diluted	$0.18	$(0.16)	$0.26	$(0.86)	$(0.60)
Net income (loss) attributable to Duke Energy Corporation common stockholders
Basic	$1.01	$0.74	$1.70	$(0.33)	$3.11
Diluted	$1.01	$0.74	$1.70	$(0.33)	$3.11

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(16)	$(30)	$(23)	$(34)	$(103)
Regulatory Settlements (see Note 4)	—	—	(135)	(23)	(158)
Commercial Renewables Impairments (see Notes 10 and 11)	—	—	(84)	(18)	(102)
Impacts of the Tax Act (see Note 22)	—	—	—	102	102
Total	$(16)	$(30)	$(242)	$27	$(261)
2016
Costs to Achieve Mergers (see Note 2)	$(120)	$(111)	$(84)	$(208)	$(523)
Commercial Renewables Impairment (see Note 12)	—	—	(71)	—	(71)
Loss on Sale of International Disposal Group (see Note 2)	—	—	—	(514)	(514)
Impairment of Assets in Central America (see Note 2)	—	(194)	—	—	(194)
Cost Savings Initiatives (see Note 19)	(20)	(24)	(19)	(29)	(92)
Total	$(140)	$(329)	$(174)	$(751)	$(1,394)
DUKE ENERGY CAROLINAS

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Operating revenues	$1,716	$1,729	$2,136	$1,721	$7,302
Operating income	484	485	777	403	2,149
Net income	270	273	466	205	1,214
2016
Operating revenues	$1,740	$1,675	$2,226	$1,681	$7,322
Operating income	481	464	815	302	2,062
Net income	271	261	494	140	1,166
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(4)	$(6)	$(5)	$(5)	$(20)
Impacts of the Tax Act (see Note 22)	—	—	—	(15)	(15)
Total	$(4)	$(6)	$(5)	$(20)	$(35)
2016
Costs to Achieve Mergers	$(11)	$(12)	$(13)	$(68)	$(104)
Cost Savings Initiatives (see Note 19)	(10)	(10)	(8)	(11)	(39)
Total	$(21)	$(22)	$(21)	$(79)	$(143)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

PROGRESS ENERGY

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Operating revenues	$2,179	$2,392	$2,864	$2,348	$9,783
Operating income	487	591	657	493	2,228
Net income	201	277	343	447	1,268
Net income attributable to Parent	199	274	341	444	1,258
2016
Operating revenues	$2,332	$2,348	$2,965	$2,208	$9,853
Operating income	475	560	814	292	2,141
Income from continuing operations	212	274	449	104	1,039
Net income	212	274	449	106	1,041
Net income attributable to Parent	209	272	446	104	1,031
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(4)	$(7)	$(6)	$(6)	$(23)
Regulatory Settlements (see Note 4)	—	—	(135)	(23)	(158)
Impacts of the Tax Act (see Note 22)	—	—	—	246	246
Total	$(4)	$(7)	$(141)	$217	$65
2016
Costs to Achieve Mergers	$(7)	$(8)	$(10)	$(44)	$(69)
Cost Savings Initiatives (see Note 19)	(8)	(8)	(10)	(14)	(40)
Total	$(15)	$(16)	$(20)	$(58)	$(109)
DUKE ENERGY PROGRESS

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Operating revenues	$1,219	$1,199	$1,460	$1,251	$5,129
Operating income	286	282	411	256	1,235
Net income	147	154	246	168	715
2016
Operating revenues	$1,307	$1,213	$1,583	$1,174	$5,277
Operating income	258	255	438	135	1,086
Net income	137	131	271	60	599
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(2)	$(4)	$(4)	$(4)	$(14)
Regulatory Settlements (see Note 4)	—	—	—	(23)	(23)
Impacts of the Tax Act (see Note 22)	—	—	—	40	40
Total	$(2)	$(4)	$(4)	$13	$3
2016
Costs to Achieve Mergers	$(5)	$(5)	$(6)	$(40)	$(56)
Cost Savings Initiatives (see Note 19)	(5)	(5)	(7)	(6)	(23)
Total	$(10)	$(10)	$(13)	$(46)	$(79)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY FLORIDA

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Operating revenues	$959	$1,191	$1,401	$1,095	$4,646
Operating income	196	306	240	234	976
Net income	90	158	120	344	712
2016
Operating revenues	$1,024	$1,133	$1,381	$1,030	$4,568
Operating income	213	300	373	155	1,041
Net income	110	171	206	64	551
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(2)	$(3)	$(2)	$(2)	$(9)
Regulatory Settlements (see Note 4)	—	—	(135)	—	(135)
Impacts of the Tax Act (see Note 22)	—	—	—	226	226
Total	$(2)	$(3)	$(137)	$224	$82
2016
Costs to Achieve Mergers	$(2)	$(3)	$(4)	$(4)	$(13)
Cost Savings Initiatives (see Note 19)	(2)	(3)	(3)	(9)	(17)
Total	$(4)	$(6)	$(7)	$(13)	$(30)
DUKE ENERGY OHIO

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Operating revenues	$518	$437	$471	$497	$1,923
Operating income	83	65	102	76	326
Loss from discontinued operations, net of tax	—	—	(1)	—	(1)
Net income	42	30	55	65	192
2016
Operating revenues	$516	$428	$489	$511	$1,944
Operating income	96	55	106	90	347
Income from discontinued operations, net of tax	2	—	34	—	36
Net income	59	23	89	57	228
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(1)	$(1)	$(2)	$(2)	$(6)
Impacts of the Tax Act (see Note 22)	—	—	—	23	23
Total	$(1)	$(1)	$(2)	$21	$17
2016
Costs to Achieve Mergers	$(1)	$(1)	$(2)	$(2)	$(6)
Cost Savings Initiatives (see Note 19)	(1)	(1)	—	(1)	(3)
Total	$(2)	$(2)	$(2)	$(3)	$(9)

PART II
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC– PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes To Consolidated Financial Statements – (Continued)

DUKE ENERGY INDIANA

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Operating revenues	$758	$742	$802	$745	$3,047
Operating income	186	210	230	170	796
Net income	91	106	121	36	354
2016
Operating revenues	$714	$702	$809	$733	$2,958
Operating income	176	174	239	176	765
Net income	95	85	129	72	381
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(1)	$(2)	$(2)	$(1)	$(6)
Impacts of the Tax Act (see Note 22)	—	—	—	(55)	(55)
Total	$(1)	$(2)	$(2)	$(56)	$(61)
2016
Costs to Achieve Mergers	$(1)	$(2)	$(3)	$(3)	$(9)
Cost Savings Initiatives (see Note 19)	(1)	(4)	(1)	(1)	(7)
Total	$(2)	$(6)	$(4)	$(4)	$(16)
PIEDMONT
The following tables include data for Piedmont's fiscal years ending December 31, 2017, and October 31, 2016.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Operating revenues	$500	$201	$183	$444	$1,328
Operating income (loss)	170	5	(4)	115	286
Net income (loss)	95	(8)	(11)	63	139
2016
Operating revenues	$464	$353	$160	$172	$1,149
Operating income (loss)	171	104	—	(50)	225
Net income (loss)	98	63	(7)	39	193
For the two months ended December 31, 2016, Piedmont's operating revenues, operating income, and net income were $322 million, $96 million and $54 million, respectively.
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(6)	$(13)	$(8)	$(19)	$(46)
Impacts of the Tax Act (see Note 22)	—	—	—	2	2
Total	$(6)	$(13)	$(8)	$(17)	$(44)
2016
Costs to Achieve Mergers	$(6)	$(2)	$(1)	$(53)	$(62)
For the two months ended December 31, 2016, Piedmont's costs to achieve merger were $7 million.

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART II

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2017, based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2017.
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

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for the period ended December 31, 2017, and the related notes of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2017, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted-average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,566,563	(2)	n/a	7,314,882	(3)
Equity compensation plans not approved by security holders	191,394	(4)	n/a	n/a	(5)
Total	3,757,957		n/a	7,314,882
(1)    As of December 31, 2017, no options were outstanding under equity compensation plans.

(2)
Includes restricted stock units and performance shares (assuming the maximum payout level) granted under the Duke Energy Corporation 2010 Long-Term Incentive Plan or the Duke Energy Corporation 2015 Long-Term Incentive Plan, as well as shares that could be payable with respect to certain compensation deferred under the Duke Energy Corporation Executive Savings Plan (Executive Savings Plan) or the Duke Energy Corporation Directors' Savings Plan (Directors’ Savings Plan).

(3)	Includes shares remaining available for issuance pursuant to stock awards under the Duke Energy Corporation 2015 Long-Term Incentive Plan.

(4)
Includes shares that could be payable with respect to certain compensation deferred under the Executive Savings Plan or and the Directors' Savings Plan, each of which is a nonqualified deferred compensation plan described in more detail below. Upon the acquisition of Piedmont Natural Gas Company, Inc., performance shares granted prior to such acquisition under the Piedmont Natural Gas Company, Inc. Incentive Compensation Plan were converted into restricted stock units payable in shares of Duke Energy common stock. As of December 31, 2017, 45,173 such restricted stock units were outstanding. Following the acquisition, no further stock awards were permitted to be granted under the Piedmont Natural Gas Company, Inc. Incentive Compensation Plan. These converted awards are not listed in the table above.

(5)
The number of shares remaining available for future issuance under equity compensation plans not approved by security holders cannot be determined because it is based on the amount of future voluntary deferrals, if any, under the Executive Savings Plan and the Directors' Savings Plan.

Under the Executive Savings Plan, participants can elect to defer a portion of their base salary and short‑term incentive compensation. Participants also receive a company matching contribution in excess of the contribution limits prescribed by the Internal Revenue Code under the Duke Energy Retirement Savings Plan, which is the 401(k) plan in which employees are generally eligible to participate. In general, payments are made following termination of employment or death in the form of a lump sum or installments, as selected by the participant. Participants may direct the deemed investment of base salary deferrals, short-term incentive compensation deferrals and matching contributions among investment options available under the Duke Energy Retirement Savings Plan, including the Duke Energy Common Stock Fund. Participants may change their investment elections on a daily basis. Deferrals of equity awards are credited with earnings and losses based on the performance of the Duke Energy Common Stock Fund. The benefits payable under the plan are unfunded and subject to the claims of Duke Energy’s creditors.
Under the Directors’ Savings Plan, outside directors may elect to defer all or a portion of their annual compensation, generally consisting of retainers. Deferred amounts are credited to an unfunded account, the balance of which is adjusted for the performance of phantom investment options, including the Duke Energy common stock fund, as elected by the director, and generally are paid when the director terminates his or her service from the Board of Directors.

PART III

Duke Energy will provide additional information that is responsive to this Item 12 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 12 by reference.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2017 and 2016.

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$13.6	$4.7	$5.6	$3.1	$2.4	$0.8	$1.4	$0.8
Audit-Related Fees(b)	0.2	—	—	—	—	—	—	—
Tax Fees(c)	1.7	0.6	0.1	0.4	—	0.1	0.1	0.1
Other Fees(d)	0.1	—	—	—	—	—	—	—
Total Fees	$15.6	$5.3	$5.7	$3.5	$2.4	$0.9	$1.5	$0.9

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Types of Fees
Audit Fees(a)	$13.6	$4.8	$5.2	$3.0	$2.2	$0.8	$1.4
Audit-Related Fees(b)	0.7	—	—	—	—	—	—
Tax Fees(c)	0.4	0.1	0.1	0.1	—	—	0.1
Other Fees(d)	0.2	0.1	0.1	0.1	—	—	—
Total Fees	$14.9	$5.0	$5.4	$3.2	$2.2	$0.8	$1.5

	Piedmont(e)
	Two Months Ended	Year Ended October 31,
(in millions)	December 31, 2016	2016
Types of Fees
Audit Fees(a)	$0.6	$1.3
Audit-Related Fees(b)	—	0.1
Total Fees	$0.6	$1.4

(a)
Audit Fees are fees billed, or expected to be billed, by Deloitte for professional services for the financial statement audits, audit of the Duke Energy Registrants’ financial statements included in the Annual Report on Form 10-K, reviews of financial statements included in Quarterly Reports on Form 10‑Q, and services associated with securities filings such as comfort letters and consents.

(b)
Audit-Related Fees are fees billed, or expected to be billed, by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of financial statements, including statutory reporting requirements.

(c)	Tax Fees are fees billed by Deloitte for tax return assistance and preparation, tax examination assistance and professional services related to tax planning and tax strategy.

(d)
Other Fees are billed by Deloitte for attendance at Deloitte-sponsored conferences and access to Deloitte research tools and subscription services. In 2016, Other Fees also included non-audit fees related to consulting services.

(e)
Includes all accounting fees and services paid prior to and subsequent to the acquisition. Prior to the acquisition, Piedmont's Audit Committee preapproved all services provided by the independent auditor.

PART III

To safeguard the continued independence of the independent auditor, the Audit Committee of the Board of Directors (Audit Committee) of Duke Energy adopted a policy that all services provided by the independent auditor require preapproval by the Audit Committee. Pursuant to the policy, certain audit services, audit-related services, tax services and other services have been specifically preapproved up to fee limits. In the event the cost of any of these services may exceed the fee limits, the Audit Committee must specifically approve the service. All services performed in 2017 and 2016 by the independent accountant were approved by the Audit Committee pursuant to the preapproval policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

PART IV

Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Indiana, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Piedmont Natural Gas Company, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Year Ended December 31, 2017, Two Months Ended December 31, 2016, and the Years Ended October 31, 2016, and 2015
Consolidated Balance Sheets as of December 31, 2017, and 2016
Consolidated Statements of Cash Flows for the Year Ended December 31, 2017, Two Months Ended December 31, 2016, and the Years Ended October 31, 2016, and 2015
Consolidated Statements of Changes in Equity for the Year Ended December 31, 2017, Two Months Ended December 31, 2016, and the Years Ended October 31, 2016, and 2015
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)
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
3.3.1
Amended Articles of Organization, effective October 1, 2006, (incorporated by reference to Exhibit 3.1 to Duke Energy Carolinas, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006, File No. 1-4928).
X
3.4
Amended Articles of Incorporation of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), effective October 23, 1996, (incorporated by reference to Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 13, 1996, File No. 1-1232).
X
3.4.1
Amended Articles of Incorporation, effective September 19, 2006, (incorporated by reference to Exhibit 3.1 to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 17, 2006, File No. 1-1232).
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
X
3.7
Regulations of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), effective July 23, 2003, (incorporated by reference to Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 13, 2003, File No. 1-1232).
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
X
3.9
Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective June 15, 2000, (incorporated by reference to Exhibit 3(a)(1) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, File No. 1-3382).
X
3.9.1
Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective December 4, 2000, (incorporated by reference to Exhibit 3(b)(1) to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 28, 2002, File No. 1-3382).
X
3.9.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective May 10, 2006, (incorporated by reference to Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006, File No. 1-15929).
X
3.9.3
By-Laws of Progress Energy, Inc. (formerly CP&L Energy, Inc.), effective May 10, 2006, (incorporated by reference to Exhibit 3(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006, File No. 1-15929).
X
3.10	Articles of Conversion for Duke Energy Florida, LLC (incorporated by reference to Exhibit 3.4 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).					X
3.10.1	Articles of Organization for Duke Energy Florida, LLC (incorporated by reference to Exhibit 3.5 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).					X
3.10.2	Plan of Conversion of Duke Energy Florida, Inc. (incorporated by reference to Exhibit 3.6 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).					X
3.10.3
Limited Liability Company Operating Agreement of Duke Energy Florida, LLC (incorporated by reference to Exhibit 3.7 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).
X
3.11
Amended and Restated Articles of Incorporation of Piedmont Natural Gas Company, Inc., dated as of October 3, 2016 (incorporated by reference to Exhibit 3.1 to registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2016, filed on December 22, 2016, File No. 001-06196).
X
3.11.1
Bylaws of Piedmont Natural Gas Company, Inc., as amended and restated effective October 3, 2016 (incorporated by reference to Exhibit 3.2 to registrant's Current Report on Form 8-K filed on October 3, 2016, File No. 1-06196).
X
4.1
Indenture between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of June 3, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).
X
4.1.1	First Supplemental Indenture, dated as of June 16, 2008, (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).	X
4.1.2
Second Supplemental Indenture, dated as of January 26, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 26, 2009, File No. 1-32853).
X
4.1.3
Third Supplemental Indenture, dated as of August 28, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 28, 2009, File No. 1-32853).
X
4.1.4	Fourth Supplemental Indenture, dated as of March 25, 2010, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on March 25, 2010, File No. 1-32853).	X
4.1.5
Fifth Supplemental Indenture, dated as of August 25, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 25, 2011, File No. 1-32853).
X
4.1.6
Sixth Supplemental Indenture, dated as of November 17, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on November 17, 2011, File No. 1-32853).
X
4.1.7
Seventh Supplemental Indenture, dated as of August 16 , 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 16, 2012, File No. 1-32853).
X
4.1.8
Eighth Supplemental Indenture, dated as of January 14, 2013, (incorporated by reference to Exhibit 2 to the Registration Statement of Form 8-A of the Company filed on January 14, 2013, File No. 1-32853).
X
4.1.9	Ninth Supplemental Indenture, dated as of June 13, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 13, 2013, File No. 1-32853).	X
4.1.10
Tenth Supplemental Indenture, dated as of October 11, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on October 11, 2013, File No. 1-32853).
X
4.1.11	Eleventh Supplemental Indenture, dated as of April 4, 2014, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 4, 2014, File No. 1-32853).	X
4.1.12
Twelfth Supplemental Indenture, dated as of November 19, 2015, (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on November 19, 2015, File No. 1-32853).
X
4.1.13
Thirteenth Supplemental Indenture, dated as of April 18, 2016, to the indenture dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, File No. 1-32853).
X
4.1.14	Fourteenth Supplemental Indenture, dated as of August 12, 2016, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 12, 2016, File No. 1-32853).	X
4.1.15
Fifteenth Supplemental Indenture, dated as of April 11, 2017 (incorporated by reference to Exhibit 4.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017, File No. 1-32853).
X
4.1.16
Sixteenth Supplemental Indenture, dated as of June 13, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017, File No. 1-32853).
X
4.1.17	Seventeenth Supplemental Indenture, dated as of August 10, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 10, 2017, File No. 1-32853).	X
4.2
Senior Indenture between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), dated as of September 1, 1998, (incorporated by reference to Exhibit 4-D-1 to registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-3 filed on April 7, 1999, File No. 333-14209).
X
4.2.1
Fifteenth Supplemental Indenture, dated as of April 3, 2006, (incorporated by reference to Exhibit 4.4.1 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483-03).
X
4.2.2	Sixteenth Supplemental Indenture, dated as of June 5, 2007, (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 6, 2007, File No. 1-4928).		X
4.3
First and Refunding Mortgage from Duke Energy Carolinas, LLC to The Bank of New York Mellon Trust Company, N.A., successor trustee to Guaranty Trust Company of New York, dated as of December 1, 1927, (incorporated by reference to Exhibit 7(a) to registrant's Form S-1, effective October 15, 1947, File No. 2-7224).
X
4.3.1
Instrument of Resignation, Appointment and Acceptance among Duke Energy Carolinas, LLC, JPMorgan Chase Bank, N.A., as Trustee, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of September 24, 2007, (incorporated by reference to Exhibit 4.6.1 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483).
X
4.3.2	Ninth Supplemental Indenture, dated as of February 1, 1949, (incorporated by reference to Exhibit 7(j) to registrant's Form S-1 filed on February 3, 1949, File No. 2-7808).		X
4.3.3	Twentieth Supplemental Indenture, dated as of June 15, 1964, (incorporated by reference to Exhibit 4-B-20 to registrant's Form S-1 filed on August 23, 1966, File No. 2-25367).		X
4.3.4	Twenty-third Supplemental Indenture, dated as of February 1, 1968, (incorporated by reference to Exhibit 2-B-26 to registrant's Form S-9 filed on January 21, 1969, File No. 2-31304).		X
4.3.5
Sixtieth Supplemental Indenture, dated as of March 1, 1990, (incorporated by reference to Exhibit 4-B-61 to registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No.1-4928).
X
4.3.6
Sixty-third Supplemental Indenture, dated as of July 1, 1991, (incorporated by reference to Exhibit 4-B-64 to registrant's Registration Statement on Form S-3 filed on February 13, 1992, File No. 33-45501).
X
4.3.7
Eighty-fourth Supplemental Indenture, dated as of March 20, 2006, (incorporated by reference to Exhibit 4.6.9 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483-03).
X
4.3.8
Eighty-fifth Supplemental Indenture, dated as of January 10, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on January 11, 2008, File No.1-4928).
X
4.3.9
Eighty-seventh Supplemental Indenture, dated as of April 14, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on April 15, 2008, File No.1-4928).
X
4.3.10
Eighty-eighth Supplemental Indenture, dated as of November 17, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on November 20, 2008, File No.1-4928).
X
4.3.11
Ninetieth Supplemental Indenture, dated as of November 19, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on November 19, 2009, File No.1-4928).
X
4.3.12
Ninety-first Supplemental Indenture, dated as of June 7, 2010, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on June 7, 2010, File No.1-4928).
X
4.3.13
Ninety-third Supplemental Indenture, dated as of May 19, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on May 19, 2011, File No.1-4928).
X
4.3.14
Ninety-fourth Supplemental Indenture, dated as of December 8, 2011, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on December 8, 2011, File No.1-4928).
X
4.3.15
Ninety-fifth Supplemental Indenture, dated as of September 21, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC’s Current Report on Form 8-K filed on September 21, 2012, File No.1-4928).
X
4.3.16
Ninety-sixth Supplemental Indenture, dated as of March 12, 2015, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC's Current Report on Form 8-K filed on March 12, 2015, File No. 1-4928).
X
4.3.17
Ninety-seventh Supplemental Indenture, dated as of March 11, 2016, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC's Current Report on Form 8-K filed on March 11, 2016, File No. 1-4928).
X
4.3.18
Ninety-eighth Supplemental Indenture, dated as of November 17, 2016, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC's Current Report on Form 8-K filed on November 17, 2016, File No. 1-4928).
X
4.3.19
Ninety-ninth Supplemental Indenture, dated as of November 14, 2017, (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC Current Report on Form 8-K filed on November 14, 2017, File No. 1-4928).
X
4.4
Mortgage and Deed of Trust between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (formerly Irving Trust Company) and Frederick G. Herbst (Tina D. Gonzalez, successor), as Trustees, dated as of May 1, 1940.
X
4.4.1	First through Fifth Supplemental Indentures thereto (incorporated by reference to Exhibit 2(b), File No. 2-64189).				X
4.4.2	Sixth Supplemental Indenture dated April 1, 1960 (incorporated by reference to Exhibit 2(b)-5, File No. 2-16210).				X
4.4.3	Seventh Supplemental Indenture dated November 1, 1961 (incorporated by reference to Exhibit 2(b)-6, File No. 2-16210).				X
4.4.4	Eighth Supplemental Indenture dated July 1, 1964 (incorporated by reference to Exhibit 4(b)-8, File No. 2-19118).				X
4.4.5	Ninth Supplemental Indenture dated April 1, 1966 (incorporated by reference to Exhibit 4(b)-2, File No. 2-22439).				X
4.4.6	Tenth Supplemental Indenture dated October 1, 1967 (incorporated by reference to Exhibit 4(b)-2, File No. 2-24624).				X
4.4.7	Eleventh Supplemental Indenture dated October 1, 1968 (incorporated by reference to Exhibit 2(c), File No. 2-27297).				X
4.4.8	Twelfth Supplemental Indenture dated January 1, 1970 (incorporated by reference to Exhibit 2(c), File No. 2-30172).				X
4.4.9	Thirteenth Supplemental Indenture dated August 1, 1970 (incorporated by reference to Exhibit 2(c), File No. 2-35694).				X
4.4.10	Fourteenth Supplemental Indenture dated January 1, 1971 (incorporated by reference to Exhibit 2(c), File No. 2-37505).				X
4.4.11	Fifteenth Supplemental Indenture dated October 1, 1971 (incorporated by reference to Exhibit 2(c), File No. 2-39002).				X
4.4.12	Sixteenth Supplemental Indenture dated May 1, 1972 (incorporated by reference to Exhibit 2(c), File No. 2-41738).				X
4.4.13	Seventeenth Supplemental Indenture dated November 1, 1973 (incorporated by reference to Exhibit 2(c), File No. 2-43439).				X
4.4.14	Eighteenth Supplemental Indenture dated (incorporated by reference to Exhibit 2(c), File No. 2-47751).				X
4.4.15	Nineteenth Supplemental Indenture dated May 1, 1974 (incorporated by reference to Exhibit 2(c), File No. 2-49347).				X
4.4.16	Twentieth Supplemental Indenture dated December 1, 1974 (incorporated by reference to Exhibit 2(c), File No. 2-53113).				X
4.4.17	Twenty-first Supplemental Indenture dated April 15, 1975 (incorporated by reference to Exhibit 2(d), File No. 2-53113).				X
4.4.18	Twenty-second Supplemental Indenture dated October 1, 1977 (incorporated by reference to Exhibit 2(c), File No. 2-59511).				X
4.4.19	Twenty-third Supplemental Indenture dated June 1, 1978 (incorporated by reference to Exhibit 2(c), File No. 2-61611).				X
4.4.20	Twenty-fourth Supplemental Indenture dated May 15, 1979 (incorporated by reference to Exhibit 2(d), File No. 2-64189).				X
4.4.21	Twenty-fifth Supplemental Indenture dated November 1, 1979 (incorporated by reference to Exhibit 2(c), File No. 2-65514).				X
4.4.22	Twenty-sixth Supplemental Indenture dated November 1, 1979 (incorporated by reference to Exhibit 2(c), File No. 2-66851).				X
4.4.23	Twenty-seventh Supplemental Indenture dated April 1, 1980 (incorporated by reference to Exhibit 2 (d), File No. 2-66851).				X
4.4.24	Twenty-eighth Supplemental Indenture dated October 1, 1980 (incorporated by reference to Exhibit 4(b)-1, File No. 2-81299).				X
4.4.25	Twenty-ninth Supplemental Indenture dated October 1, 1980 (incorporated by reference to Exhibit 4(b)-2, File No. 2-81299).				X
4.4.26	Thirtieth Supplemental Indenture dated December 1, 1982 (incorporated by reference to Exhibit 4(b)- 3, File No. 2-81299).				X
4.4.27	Thirty-first Supplemental Indenture dated March 15, 1983 (incorporated by reference to Exhibit 4(c)-1, File No. 2-95505).				X
4.4.28	Thirty-second Supplemental Indenture dated March 15, 1983 (incorporated by reference to Exhibit 4(c)-2, File No. 2-95505).				X
4.4.29	Thirty-third Supplemental Indenture dated December 1, 1983 (incorporated by reference to Exhibit 4(c)-3, File No. 2-95505).				X
4.4.30	Thirty-fourth Supplemental Indenture dated December 15, 1983 (incorporated by reference to Exhibit 4(c)-4, File No. 2-95505).				X
4.4.31	Thirty-fifth Supplemental Indenture dated April 1, 1984 (incorporated by reference to Exhibit 4(c)-5, File No. 2-95505).				X
4.4.32	Thirty-sixth Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)-6, File No. 2-95505).				X
4.4.33	Thirty-seventh Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)-7, File No. 2-95505).				X
4.4.34	Thirty-eighth Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)- 8, File No. 2-95505).				X
4.4.35	Thirty-ninth Supplemental Indenture dated April 1, 1985 (incorporated by reference to Exhibit 4(b), File No. 33-25560).				X
4.4.36	Fortieth Supplemental Indenture dated October 1, 1985 (incorporated by reference to Exhibit 4(c), File No. 33-25560).				X
4.4.37	Forty-first Supplemental Indenture dated March 1, 1986 (incorporated by reference to Exhibit 4(d), File No. 33-25560).				X
4.4.38	Forty-second Supplemental Indenture dated July 1, 1986 (incorporated by reference to Exhibit 4(e), File No. 33-25560).				X
4.4.39	Forty-third Supplemental Indenture dated January 1, 1987 (incorporated by reference to Exhibit 4(f), File No. 33-25560).				X
4.4.40	Forty-fourth Supplemental Indenture dated December 1, 1987 (incorporated by reference to Exhibit 4(g), File No. 33-25560).				X
4.4.41	Forty-fifth supplemental Indenture dated September 1, 1988 (incorporated by reference to Exhibit 4(h), File No. 33-25560).				X
4.4.42	Forty-sixth Supplemental Indenture dated April 1, 1989 (incorporated by reference to Exhibit 4(b), File No. 33-33431).				X
4.4.43	Forty-seventh Supplemental Indenture dated August 1, 1989 (incorporated by reference to Exhibit 4(c), File No. 33-33431).				X
4.4.44	Forty-eighth Supplemental Indenture dated November 15, 1990 (incorporated by reference to Exhibit 4(b), File No. 33-38298).				X
4.4.45	Forty-ninth Supplemental Indenture dated November 15, 1990 (incorporated by reference to Exhibit 4(c), File No. 33-38298).				X
4.4.46	Fiftieth Supplemental Indenture dated February 15, 1991 (incorporated by reference to Exhibit 4(h), File No. 33-42869).				X
4.4.47	Fifty-first Supplemental Indenture dated April 1, 1991 (incorporated by reference to Exhibit 4(i), File No. 33-42869).				X
4.4.48	Fifty-second Supplemental Indenture dated September 15, 1991(incorporated by reference to Exhibit 4(e), File No. 33-48607).				X
4.4.49	Fifty-third Supplemental Indenture dated January 1, 1992 (incorporated by reference to Exhibit 4(f), File No. 33-48607).				X
4.4.50	Fifty-fourth Supplemental Indenture dated April 15, 1992 (incorporated by reference to Exhibit 4 (g), File No. 33-48607).				X
4.4.51	Fifty-fifth Supplemental Indenture dated July 1, 1992 (incorporated by reference to Exhibit 4(e), File No. 33-55060).				X
4.4.52	Fifty-sixth Supplemental Indenture dated October 1, 1992 (incorporated by reference to Exhibit 4(f), File No. 33-55060).				X
4.4.53	Fifty-seventh Supplemental Indenture dated February 1, 1993 (incorporated by reference to Exhibit 4(e), File No. 33-60014).				X
4.4.54	Fifty-eighth Supplemental Indenture dated March 1, 1993 (incorporated by reference to Exhibit 4(f), File No. 33-60014).				X
4.4.55	Fifty-ninth Supplemental Indenture dated July 1, 1993 (incorporated by reference to Exhibit 4(a) to Post-Effective Amendment No. 1, File No. 33-38349).				X
4.4.56	Sixtieth Supplemental Indenture dated July 1, 1993 (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1, File No. 33-38349).				X
4.4.57	Sixty-first Supplemental Indenture dated August 15, 1993 (incorporated by reference to Exhibit 4(e), File No. 33-50597).				X
4.4.58	Sixty-second Supplemental Indenture dated January 15, 1994 (incorporated by reference to Exhibit 4 to Duke Energy Progress’ Current Report on Form 8-K dated January 19, 1994, File No. 1-3382).				X
4.4.59	Sixty-third Supplemental Indenture dated May 1, 1994 (incorporated by reference to Exhibit 4(f) for Duke Energy Progress’ Form S-3, File No. 033-57835).				X
4.4.60	Sixty-fourth Supplemental Indenture dated August 15, 1997 (incorporated by reference to Exhibit to Duke Energy Progress’ Current Report on Form 8-K dated August 26, 1997, File No. 1-3382).				X
4.4.61
Sixty-fifth Supplemental Indenture dated April 1, 1998 (incorporated by reference to Exhibit 4(b) for Duke Energy Progress’ Registration Statement on Form S-3 filed December 18, 1998 , File No. 333-69237).
X
4.4.62	Sixty-sixth Supplemental Indenture dated March 1, 1999 (incorporated by reference to Exhibit 4(c) to Duke Energy Progress’ Current Report on Form 8-K dated March 19, 1999, File No. 1-3382).				X
4.4.63
Form of Carolina Power & Light Company First Mortgage Bond, 6.80% Series Due August 15, 2007 (incorporated by reference to Exhibit 4 to Duke Energy Progress’ Form 10-Q for the period ended September 30, 1998, File No. 1-3382).
X
4.4.64	Sixty-eighth Supplemental Indenture dated April 1, 2000 (incorporated by reference to Exhibit No. 4(b) to Duke Energy Progress’ Current Report on Form 8-K dated April 20, 2000, File No. 1-3382).				X
4.4.65	Sixty-ninth Supplemental Indenture dated June 1, 2000 (incorporated by reference to Exhibit No. 4b(2) to Duke Energy Progress’ Annual Report on Form 10-K dated March 29, 2001, File No. 1-3382).				X
4.4.66	Seventieth Supplemental Indenture dated July 1, 2000 (incorporated by reference to Exhibit 4b(3) to Duke Energy Progress’ Annual Report on Form 10-K dated March 29, 2001, File No. 1-3382).				X
4.4.67
Seventy-first Supplemental Indenture dated February 1, 2002 (incorporated by reference to Exhibit 4b(2) to Duke Energy Progress’ Annual Report on Form 10-K dated March 28, 2002, File No. 1-3382 and 1-15929).
X
4.4.68
Seventy-second Supplemental Indenture, dated as of September 1, 2003, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on September 12, 2003, File No. 1-3382).
X
4.4.69
Seventy-third Supplemental Indenture, dated as of March 1, 2005, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 22, 2005, File No. 1-3382).
X
4.4.70
Seventy-fourth Supplemental Indenture, dated as of November 1, 2005, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on November 30, 2005, File No. 1-3382).
X
4.4.71
Seventy-fifth Supplemental Indenture, dated as of March 1, 2008, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 13, 2008, File No. 1-3382).
X
4.4.72
Seventy-sixth Supplemental Indenture, dated as of January 1, 2009, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on January 15, 2009, File No. 1-3382).
X
4.4.73
Seventy-seventh Supplemental Indenture, dated as of June 18, 2009, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on June 23, 2009, File No. 1-3382).
X
4.4.74
Seventy-eighth Supplemental Indenture, dated as of September 1, 2011, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on September 15, 2011, File No. 1-3382).
X
4.4.75
Seventy-ninth Supplemental Indenture, dated as of May 1, 2012, (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on May 18, 2012, File No. 1-3382).
X
4.4.76
Eightieth Supplemental Indenture, dated as of March 1, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 12, 2013, File No. 1-3382).
X
4.4.77
Eighty-second Supplemental Indenture, dated as of March 1, 2014, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on March 6, 2014, File No. 1-3382).
X
4.4.78
Eighty-third Supplemental Indenture, dated as of November 1, 2014, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on November 20, 2014, File No. 1-3382).
X
4.4.79
Eighty-fifth Supplemental Indenture, dated as of August 1, 2015, (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, LLC's Current Report on Form 8-K filed on August 13, 2015, File No. 1-3382).
X
4.4.80	Eighty-sixth Supplemental Indenture, dated as of September 1, 2016, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 16, 2016, File No. 1-15929).				X
4.4.81	Eighty-seventh Supplemental Indenture, dated as of September 1, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 8, 2017, File No. 1-3382).				X
4.5
Indenture (for Debt Securities) between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (successor in interest to The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed on November 5, 1999, File No. 1-3382).
X
4.6
Indenture (for [Subordinated] Debt Securities) (open ended) (incorporated by reference to Exhibit 4(a)(2) to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Registration Statement on Form S-3 filed on November 18, 2008, File No. 333-155418).
X
4.7
Indenture (for First Mortgage Bonds) between Duke Energy Florida, Inc. (formerly Florida Power Corporation) and The Bank of New York Mellon (as successor to Guaranty Trust Company of New York and The Florida National Bank of Jacksonville), as Trustee, dated as of January 1, 1944, (incorporated by reference to Exhibit B-18 to registrant's Form A-2, File No. 2-5293).
X
4.7.1
Seventh Supplemental Indenture (incorporated by reference to Exhibit 4(b) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 27, 1991, File No. 33-16788).
X
4.7.2
Eighth Supplemental Indenture (incorporated by reference to Exhibit 4(c) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 27, 1991, File No. 33-16788).
X
4.7.3
Sixteenth Supplemental Indenture (incorporated by reference to Exhibit 4(d) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 27, 1991, File No. 33-16788).
X
4.7.4
Twenty-ninth Supplemental Indenture (incorporated by reference to Exhibit 4(c) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on September 17, 1982, File No. 2-79832).
X
4.7.5
Thirty-eighth Supplemental Indenture, dated as of July 25, 1994, (incorporated by reference to exhibit 4(f) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation) Registration Statement on Form S-3 filed on August 29, 1994, File No. 33-55273).
X
4.7.6
Forty-first Supplemental Indenture, dated as of February 1, 2003, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Duke Energy Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on February 21, 2003, File No. 1-3274).
X
4.7.7
Forty-second Supplemental Indenture, dated as of April 1, 2003, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 11, 2003, File No. 1-3274).
X
4.7.8
Forty-third Supplemental Indenture, dated as of November 1, 2003, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on November 21, 2003, File No. 1-3274).
X
4.7.9
Forty-fourth Supplemental Indenture, dated as of August 1, 2004, (incorporated by reference to Exhibit 4(m) to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-3274).
X
4.7.10
Forty-sixth Supplemental Indenture, dated as of September 1, 2007, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on September 19, 2007, File No. 1-3274).
X
4.7.11
Forty-seventh Supplemental Indenture, dated as of December 1, 2007, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on December 13, 2007, File No. 1-3274).
X
4.7.12
Forty-eighth Supplemental Indenture, dated as of June 1, 2008, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on June 18, 2008, File No. 1-3274).
X
4.7.13
Forty-ninth Supplemental Indenture, dated as of March 1, 2010, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on March 25, 2010, File No. 1-3274).
X
4.7.14
Fiftieth Supplemental Indenture, dated as of August 11, 2011, (incorporated by reference to Exhibit 4 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on August 18, 2011, File No. 1-3274).
X
4.7.15
Fifty-first Supplemental Indenture, dated as of November 1, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Current Report on Form 8-K filed on November 20, 2012, File No. 1-3274).
X
4.7.16	Fifty-third Supplemental Indenture, dated as of September 1, 2016, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 9, 2016, File No. 1-03274).					X
4.8
Indenture (for Debt Securities) between Duke Energy Florida, Inc. (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) and The Bank of New York Mellon Trust Company, National Association (successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, dated as of December 7, 2005, (incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed on December 13, 2005, File No. 1-3274).
X
4.8.1	First Supplemental Indenture, dated as of December 12, 2017, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 12, 2017, File No. 1-03274).					X
4.9
Indenture (for [Subordinated] Debt Securities) (open ended) (incorporated by reference to Exhibit 4(a)(2) Duke Energy Florida, Inc.'s (formerly Florida Power Corporation (d/b/a Progress Energy Florida, Inc.)) Registration Statement on Form S-3 filed on November 18, 2008, File No. 333-155418).
X
4.10
Original Indenture (Unsecured Debt Securities) between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of May 15, 1995, (incorporated by reference to Exhibit 3 to registrant's Form 8-A filed on July 27, 1995, File No. 1-1232).
X
4.10.1
First Supplemental Indenture, dated as of June 1, 1995, (incorporated by reference to Exhibit 4 B to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995, File No. 1-1232).
X
4.10.2
Seventh Supplemental Indenture, dated as of June 15, 2003, (incorporated by reference to Exhibit 4.1 to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 13, 2003, File No. 1-1232).
X
4.11
Original Indenture (First Mortgage Bonds) between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of August 1, 1936, (incorporated by reference to an exhibit to registrant's Registration Statement No. 2-2374).
X
4.11.1
Fortieth Supplemental Indenture, dated as of March 23, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Ohio, Inc.’s (formerly The Cincinnati Gas & Electric Company) Current Report on Form 8-K filed on March 24, 2009, File No. 1-1232).
X
4.11.2
Forty-second Supplemental Indenture, dated as of September 6, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Ohio, Inc.’s (formerly The Cincinnati Gas & Electric Company) Current Report on Form 8-K filed on September 6, 2013, File No. 1-1232).
X
4.11.3	Forty-fourth Supplemental Indenture, dated as of June 23, 2016, (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 23, 2016, File No. 1-1232).						X
4.11.4	Forty-fifth Supplemental Indenture, dated as of March 27, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 27,2017, File No. 1-01232).						X
4.12
Indenture between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of November 15, 1996, (incorporated by reference to Exhibit 4(v) to the Cinergy Corp. Form 10–K for the year ended December 31, 1996, filed on March 27, 1997, File No. 1–11377).
X
4.12.1
Third Supplemental Indenture, dated as of March 15, 1998, (incorporated by reference to Exhibit 4-w to Cinergy Corp.’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 27, 1998, File No. 1-11377).
X
4.12.2
Eighth Supplemental Indenture, dated as of September 23, 2003, (incorporated by reference to Exhibit 4.2 to Duke Energy Indiana, LLC's (formerly PSI Energy, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 13, 2003,  File No. 1-3543).
X
4.12.3
Ninth Supplemental Indenture, dated as of October 21, 2005, (incorporated by reference to Exhibit 4.7.3 to Duke Energy Indiana, LLC's (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633).
X
4.12.4
Tenth Supplemental Indenture, dated as of June 9, 2006, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on June 15, 2006, File No. 1-3543).
X
4.13
Original Indenture (First Mortgage Bonds) between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Deutsche Bank National Trust Company, as Successor Trustee, dated as of September 1, 1939, (filed as an exhibit in File No. 70-258).
X
4.13.1	Tenth Supplemental Indenture, dated as of July 1, 1952, (filed as an exhibit in File No. 2-9687).							X
4.13.2	Twenty-third Supplemental Indenture, dated as of January 1, 1977, (filed as an exhibit in File No. 2-57828).							X
4.13.3	Twenty-fifth Supplemental Indenture, dated as of September 1, 1978, (filed as an exhibit in File No. 2-62543).							X
4.13.4	Twenty-sixth Supplemental Indenture, dated as of September 1, 1978, (filed as an exhibit in File No. 2-62543).							X
4.13.5	Thirtieth Supplemental Indenture, dated as of August 1, 1980, (filed as an exhibit in File No. 2-68562).							X
4.13.6	Thirty-fifth Supplemental Indenture, dated as of March 30, 1984, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-3543).							X
4.13.7	Forty-sixth Supplemental Indenture, dated as of June 1, 1990, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-3543).							X
4.13.8	Forty-seventh Supplemental Indenture, dated as of July 15, 1991, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-3543).							X
4.13.9	Forty-eighth Supplemental Indenture, dated as of July 15, 1992, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-3543).							X
4.13.10
Fifty-second Supplemental Indenture, dated as of April 30, 1999, (incorporated by reference to Exhibit 4 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on May 13, 1999, File No. 1-3543).
X
4.13.11
Fifty-seventh Supplemental Indenture, dated as of August 21, 2008, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report Form 8-K filed on August 21, 2008, File No. 1-3543).
X
4.13.12
Fifty-eighth Supplemental Indenture, dated as of December 19, 2008, (incorporated by reference to Exhibit 4.8.12 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).
X
4.13.13
Fifty-ninth Supplemental Indenture, dated as of March 23, 2009, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on March 24, 2009, File No. 1-3543).
X
4.13.14
Sixtieth Supplemental Indenture, dated as of June 1, 2009, (incorporated by reference to Exhibit 4.8.14 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).
X
4.13.15
Sixty-first Supplemental Indenture, dated as of October 1, 2009, (incorporated by reference to Exhibit 4.8.15 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).
X
4.13.16
Sixty-second Supplemental Indenture, dated as of July 9, 2010, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on July 9, 2010, File No. 1-3543).
X
4.13.17
Sixty-third Supplemental Indenture, dated as of September 23, 2010, (incorporated by reference to Exhibit 4.8.17 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 29, 2010, File No. 333-169633-02).
X
4.13.18
Sixty-fourth Supplemental Indenture, dated as of December 1, 2011, (incorporated by reference to Exhibit 4(d)(2)(xviii) to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Registration Statement on Form S-3 filed on September 30, 2013, File No. 333-191462-03).
X
4.13.19
Sixty-fifth Supplemental Indenture, dated as of March 15, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on March 15, 2012, File No. 1-3543).
X
4.13.20
Sixty-sixth Supplemental Indenture, dated as of July 11, 2013, (incorporated by reference to Exhibit 4.1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on July 11, 2013, File No. 1-3543).
X
4.13.21
Sixty-seventh Supplemental Indenture, dated as of January 1, 2016, between Duke Energy Indiana, Inc. and Deutsche Bank National Trust Company, as Trustee, supplementing and amending the Indenture of Mortgage or Deed of Trust, dated September 1, 1939, between Duke Energy Indiana, Inc. and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to Duke Energy Indiana, LLC's (formerly PSI Energy, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, File No. 1-3543).
X
4.13.22	Sixty-eighth Supplemental Indenture, dated as of May 12, 2016, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 12, 2016, File No. 1-3543).							X
4.14
Repayment Agreement between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Dayton Power and Light Company, dated as of December 23, 1992, (filed with registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1232).
X
4.15
Unsecured Promissory Note between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and the Rural Utilities Service, dated as of October 14, 1998, (incorporated by reference to Exhibit 4 to registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 8, 1999, File No. 1-3543).
X
4.16
6.302% Subordinated Note between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Cinergy Corp., dated as of February 5, 2003, (incorporated by reference to Exhibit 4(yyy) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 12,2003, File No. 1-3543).
X
4.17
6.403% Subordinated Note between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Cinergy Corp., dated as of February 5, 2003, (incorporated by reference to Exhibit 4(zzz) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 12, 2003, File No. 1-3543).
X
4.18
Contingent Value Obligation Agreement between Progress Energy, Inc. (formerly CP&L Energy, Inc.) and The Chase Manhattan Bank, as Trustee, dated as of November 30, 2000, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 1, 2000, File No. 1-3382).
X
4.19	Form of 3.47% Series A Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 29, 2012, File No. 1-06196).								X
4.20	Form of 3.57% Series B Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on March 29, 2012, File No. 1-06196).								X
4.21	Form of 4.65% Senior Notes due 2043 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 1, 2013, File No. 1-06196).								X
4.22	Form of 4.10% Senior Notes due 2034 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on September 18, 2014, File No. 1-06196).								X
4.23	Form of 3.60% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on September 14, 2015, File No. 1-06196).								X
4.24	Form of 3.64% Senior Notes due 2046 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on July 28, 2016, File No. 1-06196).								X
4.25	Form of 4.24% Series B Senior Notes due June 6, 2021 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on May 12, 2011, File No. 1-06196).								X
4.26
Indenture, dated as of April 1, 1993, between Piedmont and The Bank of New York Mellon Trust Company, N.A. (as successor to Citibank, N.A.), Trustee (incorporated by reference to Exhibit 4.1 to registrant's Registration Statement on Form S-3 filed on May 16, 1995, File No. 33-59369).
X
4.26.1
Second Supplemental Indenture, dated as of June 15, 2003, between Piedmont and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-3 filed on June 19, 2003, File No. 333-106268).
X
4.26.2
Fourth Supplemental Indenture, dated as of May 6, 2011, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-3-ASR filed on July 7, 2011, File No. 333-175386).
X
4.26.3
Fifth Supplemental Indenture, dated August 1, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 1, 2013, File No. 1-06196).
X
4.26.4
Sixth Supplemental Indenture, dated September 18, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 18, 2014, File No. 1-06196).
X
4.26.5
Seventh Supplemental Indenture, dated September 14, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 14, 2015, File No. 1-06196).
X
4.26.6
Eighth Supplemental Indenture, dated July 28, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on July 28, 2016, File No. 1-06196).
X
4.27	Medium-Term Note, Series A, dated as of October 6, 1993 (incorporated by reference to Exhibit 4.8 to registrant's Annual Report on Form 10-K for the year ended October 31, 1993, File No. 1-06196).								X
4.28	Medium-Term Note, Series A, dated as of September 19, 1994 (incorporated by reference to Exhibit 4.9 to registrant's Annual Report on Form 10-K for the year ended October 31, 1994, File No. 1-06196).								X
4.29
Form of 6% Medium-Term Note, Series E, dated as of December 19, 2003 (incorporated by reference to Exhibit 99.2 to registrant's Current Report on Form 8-K filed on December 23, 2003, File No. 1-06196).
X
4.30	Form of Master Global Note (incorporated by reference to Exhibit 4.4 to registrant's Registration Statement on Form S-3 filed on April 30, 1997, File No. 333-26161).								X
4.31
Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (incorporated by reference to Exhibit 4.10 to registrant's Annual Report on Form 10-K for the year ended October 31, 1995, File No. 1-06196).
X
4.32
Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (incorporated by reference to Exhibit 4.11 to registrant's Annual Report on Form 10-K for the year ended October 31, 1996, File No. 1-06196).
X
4.33
Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (incorporated by reference to Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).
X
4.34
Agreement of Resignation, Appointment and Acceptance dated as of March 29, 2007, by and among Piedmont Natural Gas Company, Inc., Citibank, N.A., and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2007, filed on June 8, 2007, File No. 1-06196).
X
10.1**	Directors’ Charitable Giving Program (incorporated by reference to Exhibit 10-P to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-4928).		X
10.1.1**
Amendment to Directors’ Charitable Giving Program, dated as of  June 18, 1997, (incorporated by reference to Exhibit 10-1.1 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 1-4928).
X
10.1.2**
Amendment to Directors’ Charitable Giving Program, dated as of July 28, 1997, (incorporated by reference to Exhibit 10-1.2 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 1-4928).
X
10.1.3**
Amendment to Directors’ Charitable Giving Program, dated as of February 18, 1998, (incorporated by reference to Exhibit 10-1.3 to Duke Energy Carolinas, LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 1-4928).
X
10.2
Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006, File No. 1-32853).
X
10.3
Asset Purchase Agreement between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated as of December 20, 2006, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 27, 2006, File No. 1-4928).
X
10.4
Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy's used nuclear fuel litigation against the U.S. Department of Energy, dated as of March 6, 2007, (incorporated by reference to Item 8.01 to registrant's Current Report on Form 8-K filed on March 12, 2007, File No. 1-4928).
X
10.5
ATM Equity Offering Sales Agreement dated January 7, 2015 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to registrant's Current Report on Form 8-K filed on January 7, 2015, File No. 1-06196).
X
10.6
Letter Agreement between Georgia Natural Gas Company and Piedmont Energy Company dated February 12, 2016 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-06196).
X
10.7
Assignment of Membership Interests dated as of October 3, 2016 between Piedmont ACP Company, LLC and Dominion Atlantic Coast Pipeline, LLC, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on October 7, 2016, File No. 1-06196).
X
10.8
Agreements between Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-32853).
X
10.9
Conveyance and Assignment Agreement, dated as of October 3, 2016, by and between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on October 3, 2016, File No. 1-06196).
X
10.10
Engineering, Procurement and Construction Management Agreement between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Bechtel Power Corporation, dated as of December 15, 2008, (incorporated by reference to Exhibit 10.16 to registrant's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 13, 2009, File No. 1-3543). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
X
10.11
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
X
10.12
Operating Agreement of Pioneer Transmission, LLC (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008, File No. 1-32853).
X
10.13**
Amended and Restated Duke Energy Corporation Directors' Saving Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.32 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).
X
10.14
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
		X						X
10.15**	Duke Energy Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 13, 2011, File No. 1-32853).	X
10.16
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
10.16.1
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
10.16.2
Amendment No. 2 and Consent between Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC, Duke Energy Kentucky, Inc., Duke Energy Progress, Inc., and Duke Energy Florida, Inc., the Lenders party hereto, the issuing Lenders party hereto, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, dated as of January 30, 2015, (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K filed on February 5, 2015, File Nos. 1-32853, 1-4928, 1-1232, 1-3543, 1-3382 and 1-3274).
		X	X		X	X	X	X
10.16.3
Amendment No. 3 and Consent, dated as of March 16, 2017, among the registrants, the Lenders party thereto, the issuing Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on March 17, 2017, File Nos. 1-32853, 1-04928, 1-03382, 1-03274, 1-01232, 1-03543, 1-06196).
		X	X		X	X	X	X	X
10.17**	Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to registrant's Form DEF 14A filed on March 22, 2010, File No. 1-32853).	X
10.17.1**
Amendment to Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 8, 2012, File No. 1-32853).
X
10.18**	Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Appendix C to registrant's DEF 14A filed on March 26, 2015, File No. 1-32853).	X
10.19**
Form of Restricted Stock Unit Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on May 12, 2015, File No. 1-32853).
X
10.20**
Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on May 12, 2015, File No. 1-32853).
X
10.21**
Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-32853).
X
10.22**
Form of Restricted Stock Unit Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-32853).
X
10.23**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017, File No. 1-32853).
X
*10.24**	Restricted Stock Unit Award Agreement	X
10.25**
Performance-Based Retention Award Agreement (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017, File No. 1-32853).
X
10.26**	Performance Award Agreement (incorporated by reference to Exhibit 10.3 to registrant's Current Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017, File No. 1-32853).	X
*10.27*	Performance Award Agreement	X
10.28
Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).
X
10.29
Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012, (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).
X
10.30**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, File No. 1-32853).
X
10.31**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.52 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32852).
X
10.32
Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letter, dated as of February 18, 1982, and amendment, dated as of February 24, 1982, (incorporated by reference to Exhibit 10(a) to registrant's File No. 33-25560).
X
10.33
Operating and Fuel Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letters, dated as of August 21, 1981, and December 15, 1981, and amendment, dated as of February 24, 1982, (incorporated by reference to Exhibit 10(b) to registrant's File No. 33-25560).
X
10.34
Power Coordination Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency and amending letter, dated as of January 29, 1982, (incorporated by reference to Exhibit 10(c) to registrant's File No. 33-25560).
X
10.35
Amendment, dated as of December 16, 1982, to Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Eastern Municipal Power Agency (incorporated by reference to Exhibit 10(d) to registrant's File No. 33-25560).
X
10.36**	Progress Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit C to registrant's Form DEF 14A filed on March 30, 2007, File No. 1-15929).			X
10.37**
Form of Letter Agreement executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements, dated as of January 8, 2011, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 10, 2011, File No. 1-15929).
X
10.38**
Progress Energy, Inc. Management Change-in-Control Plan, Amended and Restated, effective July 13, 2011, (incorporated by reference to Exhibit 10(d) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011, File Nos. 1-15929, 1-3382 and 1-3274).
				X	X	X
10.39
Precedent and Related Agreements between Duke Energy Florida, Inc. (formerly Florida PowerCorporation d/b/a Progress Energy Florida, Inc. (“PEF”)), Southern Natural Gas Company, FloridaGas Transmission Company (“FGT”), and BG LNG Services, LLC (“BG”), including:a) Precedent Agreement between Southern Natural Gas Company and PEF, dated as ofDecember 2, 2004;b) Gas Sale and Purchase Contract between BG and PEF, dated as of December 1, 2004;c) Interim Firm Transportation Service Agreement by and between FGT and PEF, dated as ofDecember 2, 2004;d) Letter Agreement between FGT and PEF, dated as of December 2, 2004, andFirm Transportation Service Agreement between FGT and PEF to be entered into upon satisfactionof certain conditions precedent;e) Discount Agreement between FGT and PEF, dated as of December 2, 2004;f) Amendment to Gas Sale and Purchase Contract between BG and PEF, dated as of January 28,2005; andg) Letter Agreement between FGT and PEF, dated as of January 31, 2005, (incorporated byreference to Exhibit 10.1 to registrant's Current Report on Form 8-K/A filed on March 15, 2005, FileNos. 1-15929 and 1-3274). (Portions of the exhibit have been omitted and filed separately with theSecurities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
				X		X
10.40
Engineering, Procurement and Construction Agreement between Duke Energy Florida, Inc. (formerly Florida Power Corporation d/b/a/ Progress Energy Florida, Inc.), as owner, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for a two-unit AP1000 Nuclear Power Plant, dated as of December 31, 2008, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 2, 2009, File Nos. 1-15929 and 1-3274). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
				X		X
10.41**
Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).
X
10.41.1**
Amendment to Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 25, 2015, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 29, 2015, File No. 1-32853).
X
10.42**
Duke Energy Corporation Executive Short-Term Incentive Plan, effective February 25, 2013, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 7, 2013, File No. 1-32853).
X
10.43**
Duke Energy Corporation 2017 Director Compensation Program Summary (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017, File No. 1-32853).
X
10.44**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).
X
10.44.1
Amendment to Duke Energy Corporation Executive Savings Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 3, 2017, File No. 1-32853).
X
10.45
Agreement between Duke Energy SAM, LLC, Duke Energy Ohio, Inc., Duke Energy Commercial Enterprise, Inc. and Dynegy Resource I, LLC, dated as of August 21, 2014, (incorporated by reference to Exhibit 10.61 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X					X
10.46
Asset Purchase Agreement between Duke Energy Progress, Inc. and North Carolina Eastern Municipal Power Agency, dated as of September 5, 2014, (incorporated by reference to Exhibit 10.62 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X			X
10.47
Change in Control Agreement between Duke Energy Corporation and Lloyd M. Yates, dated as of April 30, 2014, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 6, 2014, File No. 1-32853).
X
10.48
Accelerated Stock Repurchase Program executed by Goldman, Sachs & Co., and JPMorgan Chase Bank, N.A. on April 6, 2015, under an agreement with Duke Energy Corporation (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 6, 2015, File No. 1-32853).
X
10.49
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, File No. 1-32853).
X
10.50
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, File No. 1-32853).
X
10.51
$1,500,000,000 Amended and Restated Term Loan Agreement among Duke Energy Corporation, as Borrower, the Lenders listed therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Santander Bank, N.A. and TD Bank, N.A., as Joint Lead Arrangers and Bookrunners, dated as of August 1, 2016, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30,2016, filed on August 4, 2016, File No. 1-32853).
X
10.52
Purchase and Sale Agreement by and among Duke Energy International Group S.à.r.l., Duke Energy International Brazil Holdings S.à.r.l. and China Three Gorges (Luxembourg) Energy S.à.r.l., dated as of October 10, 2016, (incorporated by reference to Exhibit 2.1 to registrant's Current Report on Form 8-K filed on October 13, 2016, File No. 1-32853).
X
10.53
Purchase and Sale Agreement by and among Duke Energy Brazil Holdings II, C.V., Duke Energy International Uruguay Investments SRL, Duke Energy International Group S.à.r.l., Duke Energy International España Holdings SL, Duke Energy International Investments No. 2 Ltd., ISQ Enerlam Aggregator, L.P., and Enerlam (UK) Holdings Ltd., dated as of October 10, 2016, (incorporated by reference to Exhibit 2.2. to registrant's Current Report on Form 8-K filed on October 13, 2016, File No. 1-32853).
X
10.54**
Amended and Restated Employment Agreement, dated May 25, 2012, between Piedmont Natural Gas Company, Inc. and Franklin H. Yoho (incorporated by reference to Exhibits 10.1 and 10.2 to Piedmont Natural Gas Company, Inc.'s Quarterly Report on Form 10–Q for the quarter ended July 31, 2012, filed on September 7, 2012, File No. 1–06196).
X
10.55**
Severance Agreements with Thomas E. Skains and Franklin H. Yoho, dated September 4, 2007, (incorporated by reference to Exhibits 10.2 and 10.2a to Piedmont Natural Gas Company, Inc's Quarterly Report on Form 10-Q for the quarter ended July 31, 2007, filed on September 7, 2007, File No. 1-06196).
X
10.56**
Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan, dated as of December 8, 2008, effective January 1, 2009, (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, filed on March 9, 2009, File No. 1-06196).
X
10.56.1**
Instrument of Amendment for Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan, dated as of January 23, 2012, by Piedmont Natural Gas Company, Inc. (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, filed on March 9, 2012, File No. 1-06196).
X
10.56.2**
Instrument of Second Amendment for Piedmont Natural Gas Company, Inc. Defined Contribution Restoration Plan, dated September 15, 2016 (incorporated by reference to Exhibit 10.63.2 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017, File No. 1-32853).
X
10.57**
Piedmont Natural Gas Company, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.64 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24 2017, File No. 1-32853).
X
10.57.1**
First Amendment to Piedmont Natural Gas Company, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-8 filed on October 3, 2016, File No. 1-32853).
X
10.58**
Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed on March 9, 2016, File No. 1-06196).
X
10.59**
Waiver of Certain Rights to Terminate for Good Reason between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.66 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017, File No. 1-32853).
X
10.60**
Notice of Non-Renewal of Employment Agreement between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.67 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017, File No. 1-32853).
X
10.61**
Retention Award Agreement, dated as of October 24, 2015, between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.68 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017, File No. 1-32853).
X
10.62
Confirmation of Forward Sale Transaction, dated as of March 1, 2016, between Duke Energy Corporation and Barclays Capital Inc. (incorporated by referenced to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 7, 2016, File No. 1-32853).
X
10.62.1
Additional Confirmation of Forward Sale Transaction, dated as of March 2, 2016, between Duke Energy Corporation and Barclays Capital Inc. (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on March 7, 2016, File No. 1-32853).
X
10.63
$1,000,000,000 Credit Agreement, dated as of June 14, 2017, among Duke Energy Corporation, the lenders listed therein, The Bank of Nova Scotia, as Administrative Agent, PNC Bank, National Association, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as C0-Syndication Agents, and Bank of China, New York Branch, BNP Paribas, Santander Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on June 14, 2017, File No. 1-32853).
X
10.64
$250,000,000 Term Loan Credit Agreement, dated as of June 14, 2017, among Piedmont Natural Gas Company, Inc. the lenders listed therein, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and Regions Bank, as Co-Syndication Agents and PNC Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on June 14, 2017, File No. 1-06196).
X
10.65
Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10 to registrant's Current Report on Form 8-K filed on May 12, 2011, File No. 1-06196).
X
10.66
Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed on March 6, 2013, File No. 1-06196).
X
10.66.1
First Amendment to Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC, dated as of November 9, 2012, by and among Constitution Pipeline Company, LLC, Williams Partners Operating LLC, Cabot Pipeline Holdings LLC, and Piedmont Constitution Pipeline Company, LLC (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed on March 6, 2013, File No. 1-06196).
X
10.66.2
Second Amendment to Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC, dated as of May 29, 2013, by and among Constitution Pipeline Company, LLC, Williams Partners Operating LLC, Cabot Pipeline Holdings LLC, Piedmont Constitution Pipeline Company, LLC, and Capitol Energy Ventures Corp. (incorporated by reference to Exhibit 99.1 to registrant's Current Report on Form 8-K filed on September 4, 2013, File No. 1-06196).
X
10.67
Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company (incorporated by reference to Exhibit 10.39 to registrant's Annual Report on Form 10-K for the year ended October 31, 2013, filed on December 23, 2013, File No. 1-06196).
X
10.68
Limited Liability Company Agreement of Atlantic Coast Pipeline, LLC, dated as of September 2, 2014, by and between Dominion Atlantic Coast Pipeline, LLC, Duke Energy ACP, LLC, Piedmont ACP Company, LLC, and Maple Enterprise Holdings, Inc. (incorporated by reference to Exhibit 10.35 to registrant's Annual Report on Form 10-K for the year ended October 31, 2014, filed on December 23, 2014, File No. 1-06196).
X
*12.1	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION	X
*12.2	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CAROLINAS, LLC		X
*12.3	Computation of Ratio of Earnings to Fixed Charges – PROGRESS ENERGY, INC.			X
*12.4	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY PROGRESS, LLC				X
*12.5	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY FLORIDA, LLC					X
*12.6	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY OHIO, INC.						X
*12.7	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY INDIANA, LLC							X
*12.8	Computation of Ratio of Earnings to Fixed Charges – PIEDMONT NATURAL GAS COMPANY, INC.								X
*21	List of Subsidiaries	X
*23.1.1	Consent of Independent Registered Public Accounting Firm.	X
*23.1.2	Consent of Independent Registered Public Accounting Firm.		X
*23.1.3	Consent of Independent Registered Public Accounting Firm.				X
*23.1.4	Consent of Independent Registered Public Accounting Firm.					X
*23.1.5	Consent of Independent Registered Public Accounting Firm.						X
*23.1.6	Consent of Independent Registered Public Accounting Firm.							X
*23.1.7	Consent of Independent Registered Public Accounting Firm.								X
*24.1	Power of attorney authorizing Lynn J. Good and others to sign the annual report on behalf of the registrant and certain of its directors and officers.	X
*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X	X
The total amount of securities of each respective registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10 percent of the total assets of such registrant and its subsidiaries on a consolidated basis. Each registrant agrees, upon request of the SEC, to furnish copies of any or all of such instruments to it.

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr.
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

	Michael G. Browning*	James B. Hyler, Jr.*

	Theodore F. Craver, Jr.*	William E. Kennard*

	Robert M. Davis*	E. Marie McKee*

	Daniel R. DiMicco*	Charles W. Moorman IV*

	John H. Forsgren*	Carlos A. Saladrigas*

	Lynn J. Good*	Thomas E. Skains*

	John T. Herron*	William E. Webster, Jr.*
Steven K. Young, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk (*) pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ STEVEN K. YOUNG
Attorney-In-Fact

 Date: February 21, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

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
Date: February 21, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

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

Date: February 21, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

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
Date: February 21, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

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
Date: February 21, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

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
Date: February 21, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

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
Date: February 21, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

PIEDMONT NATURAL GAS COMPANY, INC. (Registrant)
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

/s/ FRANKLIN H. YOHO
Franklin H. Yoho

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil
Date: February 21, 2018