Form 10-K/A
period 2017-12-31
Duke Energy CORP; DUKE ENERGY FLORIDA, LLC.; Duke Energy Indiana, LLC; DUKE ENERGY PROGRESS, LLC.; Duke Energy Carolinas, LLC; PROGRESS ENERGY INC; PIEDMONT NATURAL GAS CO INC; Duke Energy Ohio, Inc.
filed 2018-02-23
CIK 1326160, 37637, 81020, 17797, 30371, 1094093, 78460, 20290

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
EXPLANATORY NOTE
Duke Energy Corporation and its subsidiaries (collectively, the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2018. The Company is filing this Amendment No. 1 (the “Amendment”) to its Original Filing solely to revise two typographical errors as follows:

1)
A date contained in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM related to their Opinion on the Financial Statements. In that report, the date cross-referencing their Opinion on Internal Control over Financial Reporting was inadvertently referenced as February 23, 2018. The correct date of their Opinion on Internal Control over Financial Reporting is February 21, 2018. That error has been corrected in this Amendment.

2)
A date contained in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM related to their Opinion on Internal Control over Financial Reporting. In that report, the date cross-referencing their Opinion on the Financial Statements was inadvertently referenced as February 23, 2018. The correct date of their Opinion on the Financial Statements is February 21, 2018. That error has been corrected in this Amendment.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.
Except as described above, this Amendment does not amend or update any other information contained in the Original Filing. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for the period ended December 31, 2017, and the related notes of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements.
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
X
10.24**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
10.25**
Performance-Based Retention Award Agreement (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017, File No. 1-32853).
X
10.26**	Performance Award Agreement (incorporated by reference to Exhibit 10.3 to registrant's Current Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017, File No. 1-32853).	X
10.27*	Performance Award Agreement (incorporated by reference to Exhibit 10.27 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).	X
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
X
12.1
Computation of Ration of Earnings to Fixed Charges – DUKE ENERGY CORPORATION (incorporated by reference to Exhibit 12.1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
12.2
Computation of Ration of Earnings to Fixed Charges – DUKE ENERGY CAROLINAS, LLC (incorporated by reference to Exhibit 12.2 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
12.3
Computation of Ration of Earnings to Fixed Charges – PROGRESS ENERGY, INC. (incorporated by reference to Exhibit 12.3 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
12.4
Computation of Ration of Earnings to Fixed Charges – DUKE ENERGY PROGRESS, LLC (incorporated by reference to Exhibit 12.4 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
12.5
Computation of Ration of Earnings to Fixed Charges – DUKE ENERGY FLORIDA, LLC (incorporated by reference to Exhibit 12.5 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
12.6
Computation of Ration of Earnings to Fixed Charges – DUKE ENERGY OHIO, INC. (incorporated by reference to Exhibit 12.6 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
12.7
Computation of Ration of Earnings to Fixed Charges – DUKE ENERGY INDIANA, LLC (incorporated by reference to Exhibit 12.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
12.8
Computation of Ration of Earnings to Fixed Charges – PIEDMONT NATURAL GAS COMPANY, INC. (incorporated by reference to Exhibit 12.8 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
21	List of Subsidiaries(incorporated by reference to Exhibit 21 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).	X
23.1.1
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1.1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
23.1.2
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1.2 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
23.1.3
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1.3 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
23.1.4
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1.5 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
23.1.5
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1.5 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
23.1.6
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1.6 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
23.1.7
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
24.1
Power of attorney authorizing Lynn J. Good and others to sign the annual report on behalf of the registrant and certain of its directors and officers (incorporated by reference to Exhibit 24.1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
24.2
Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney incorporated by reference to Exhibit 24.2 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
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
Date: February 22, 2018

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

 Date: February 22, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

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
Date: February 22, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

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

Date: February 22, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

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
Date: February 22, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

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
Date: February 22, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

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
Date: February 22, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

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
Date: February 22, 2018

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

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
Date: February 22, 2018