Form 10-Q
period 2018-03-31
Duke Energy CORP; DUKE ENERGY FLORIDA, LLC.; Duke Energy Indiana, LLC; DUKE ENERGY PROGRESS, LLC.; Duke Energy Carolinas, LLC; PROGRESS ENERGY INC; PIEDMONT NATURAL GAS CO INC; Duke Energy Ohio, Inc.
filed 2018-05-10
CIK 1326160, 37637, 81020, 17797, 30371, 1094093, 78460, 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒	Piedmont	Yes ☐	No ☒
Number of shares of Common stock outstanding at March 31, 2018:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	701,007,267
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

◦	The ability to control operation and maintenance costs;

◦	The level of creditworthiness of counterparties to transactions;

◦	Employee workforce factors, including the potential inability to attract and retain key personnel;

◦	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

◦	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

◦	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

◦	The impact of new U.S. tax legislation to our financial condition, results of operations or cash flows and our credit ratings;

◦	The impacts from potential impairments of goodwill or equity method investment carrying values;

◦	The ability to successfully complete future merger, acquisition or divestiture plans; and

◦	The ability to implement our business strategy.
Additional risks and uncertainties are identified and discussed in the Duke Energy Registrants' reports filed with the SEC and available at the SEC's website at sec.gov. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than described. Forward-looking statements speak only as of the date they are made and the Duke Energy Registrants expressly disclaim an obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per-share amounts)	2018	2017
Operating Revenues
Regulated electric	$5,284	$4,913
Regulated natural gas	700	646
Nonregulated electric and other	151	170
Total operating revenues	6,135	5,729
Operating Expenses
Fuel used in electric generation and purchased power	1,676	1,449
Cost of natural gas	313	258
Operation, maintenance and other	1,464	1,468
Depreciation and amortization	967	859
Property and other taxes	316	304
Impairment charges	43	—
Total operating expenses	4,779	4,338
(Loss) Gains on Sales of Other Assets and Other, net	(100)	11
Operating Income	1,256	1,402
Other Income and Expenses
Equity in (losses) earnings of unconsolidated affiliates	(24)	29
Other income and expenses, net	86	121
Total other income and expenses	62	150
Interest Expense	515	491
Income Before Income Taxes	803	1,061
Income Tax Expense	181	344
Net Income	622	717
Less: Net Income Attributable to Noncontrolling Interests	2	1
Net Income Attributable to Duke Energy Corporation	$620	$716

Earnings Per Share – Basic and Diluted
Net income attributable to Duke Energy Corporation common stockholders
Basic	$0.88	$1.02
Diluted	$0.88	$1.02
Weighted average shares outstanding
Basic	701	700
Diluted	701	700

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net Income	$622	$717
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	1
Net unrealized gains on cash flow hedges	12	2
Reclassification into earnings from cash flow hedges	1	1
Unrealized (losses) gains on available-for-sale securities	(3)	4
Other Comprehensive Income, net of tax	11	8
Comprehensive Income	633	725
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	1
Comprehensive Income Attributable to Duke Energy Corporation	$631	$724

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$421	$358
Receivables (net of allowance for doubtful accounts of $17 at 2018 and $14 at 2017)	759	779
Receivables of VIEs (net of allowance for doubtful accounts of $57 at 2018 and $54 at 2017)	1,984	1,995
Inventory	3,149	3,250
Regulatory assets (includes $51 at 2018 and 2017 related to VIEs)	1,544	1,437
Other	422	634
Total current assets	8,279	8,453
Property, Plant and Equipment
Cost	129,281	127,507
Accumulated depreciation and amortization	(42,307)	(41,537)
Generation facilities to be retired, net	399	421
Net property, plant and equipment	87,373	86,391
Other Noncurrent Assets
Goodwill	19,396	19,396
Regulatory assets (includes $1,082 at 2018 and $1,091 at 2017 related to VIEs)	12,218	12,442
Nuclear decommissioning trust funds	7,024	7,097
Investments in equity method unconsolidated affiliates	1,189	1,175
Other	3,062	2,960
Total other noncurrent assets	42,889	43,070
Total Assets	$138,541	$137,914
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,391	$3,043
Notes payable and commercial paper	2,969	2,163
Taxes accrued	422	551
Interest accrued	542	525
Current maturities of long-term debt (includes $225 at 2018 and 2017 related to VIEs)	3,951	3,244
Asset retirement obligations	676	689
Regulatory liabilities	505	402
Other	1,542	1,865
Total current liabilities	12,998	12,482
Long-Term Debt (includes $4,275 at 2018 and $4,306 at 2017 related to VIEs)	49,030	49,035
Other Noncurrent Liabilities
Deferred income taxes	6,855	6,621
Asset retirement obligations	9,484	9,486
Regulatory liabilities	15,283	15,330
Accrued pension and other post-retirement benefit costs	1,018	1,103
Investment tax credits	537	539
Other	1,538	1,581
Total other noncurrent liabilities	34,715	34,660
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 701 million shares outstanding at 2018 and 700 million shares outstanding at 2017	1	1
Additional paid-in capital	38,839	38,792
Retained earnings	3,021	3,013
Accumulated other comprehensive loss	(69)	(67)
Total Duke Energy Corporation stockholders' equity	41,792	41,739
Noncontrolling interests	6	(2)
Total equity	41,798	41,737
Total Liabilities and Equity	$138,541	$137,914

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$622	$717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,089	991
Equity component of AFUDC	(55)	(62)
Losses (gains) on sales of other assets	100	(11)
Impairment charges	43	—
Deferred income taxes	199	342
Equity in losses (earnings) of unconsolidated affiliates	24	(29)
Accrued pension and other post-retirement benefit costs	15	6
Contributions to qualified pension plans	(141)	—
Payments for asset retirement obligations	(122)	(134)
Payment for disposal of other assets	(105)	—
Other rate case adjustments	37	—
Provision for rate refunds	158	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	4	(38)
Receivables	64	343
Inventory	101	155
Other current assets	27	(22)
Increase (decrease) in
Accounts payable	(327)	(463)
Taxes accrued	(107)	(28)
Other current liabilities	(171)	(478)
Other assets	(59)	(45)
Other liabilities	(5)	2
Net cash provided by operating activities	1,391	1,246
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,087)	(2,160)
Cost of removal, net of salvage	(81)	(39)
Contributions to equity method investments	(74)	(175)
Purchases of debt and equity securities	(958)	(1,386)
Proceeds from sales and maturities of debt and equity securities	930	1,405
Other	6	(6)
Net cash used in investing activities	(2,264)	(2,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,240	1,563
Issuance of common stock	21	—
Payments for the redemption of long-term debt	(487)	(408)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	135	25
Payments for the redemption of short-term debt with original maturities greater than 90 days	(50)	(7)
Notes payable and commercial paper	706	1,045
Dividends paid	(599)	(600)
Other	(19)	(22)
Net cash provided by financing activities	947	1,596
Net increase in cash, cash equivalents and restricted cash	74	481
Cash, cash equivalents and restricted cash at beginning of period	505	541
Cash, cash equivalents and restricted cash at end of period	$579	$1,022
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$799	$575
Non-cash dividends	26	—

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
						Net Unrealized		Total
					Net Gains	(Losses) Gains		Duke Energy
	Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2016	700	$1	$38,741	$2,384	$(20)	$(1)	$(72)	$41,033	$8	$41,041
Net income	—	—	—	716	—	—	—	716	1	717
Other comprehensive income	—	—	—	—	3	4	1	8	—	8
Common stock issuances, including dividend reinvestment and employee benefits	—	—	1	—	—	—	—	1	—	1
Common stock dividends	—	—	—	(600)	—	—	—	(600)	—	(600)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(2)	(2)
Other(a)	—	—	—	21	—	—	—	21	—	21
Balance at March 31, 2017	700	$1	$38,742	$2,521	$(17)	$3	$(71)	$41,179	$7	$41,186

Balance at December 31, 2017	700	$1	$38,792	$3,013	$(10)	$12	$(69)	$41,739	$(2)	$41,737
Net income	—	—	—	620	—	—	—	620	2	622
Other comprehensive income (loss)	—	—	—	—	13	(3)	1	11	—	11
Common stock issuances, including dividend reinvestment and employee benefits	1	—	47	—	—	—	—	47	—	47
Common stock dividends	—	—	—	(625)	—	—	—	(625)	—	(625)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(1)	(1)
Other(b)	—	—	—	13	—	(13)	—	—	7	7
Balance at March 31, 2018	701	$1	$38,839	$3,021	$3	$(4)	$(68)	$41,792	$6	$41,798

(a)	Cumulative-effect adjustment due to implementation of a new accounting standard related to stock-based compensation and the associated income taxes.

(b)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating Revenues	$1,763	$1,716
Operating Expenses
Fuel used in electric generation and purchased power	473	428
Operation, maintenance and other	451	495
Depreciation and amortization	272	254
Property and other taxes	72	68
Impairment charges	13	—
Total operating expenses	1,281	1,245
Operating Income	482	471
Other Income and Expenses, net	39	50
Interest Expense	107	103
Income Before Income Taxes	414	418
Income Tax Expense	91	148
Net Income	$323	$270
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	1	—
Comprehensive Income	$324	$270

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$3	$16
Receivables (net of allowance for doubtful accounts of $2 at 2018 and 2017)	194	200
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2018 and 2017)	634	640
Receivables from affiliated companies	106	95
Inventory	980	971
Regulatory assets	331	299
Other	42	19
Total current assets	2,290	2,240
Property, Plant and Equipment
Cost	43,562	42,939
Accumulated depreciation and amortization	(15,404)	(15,063)
Net property, plant and equipment	28,158	27,876
Other Noncurrent Assets
Regulatory assets	2,825	2,853
Nuclear decommissioning trust funds	3,734	3,772
Other	1,023	979
Total other noncurrent assets	7,582	7,604
Total Assets	$38,030	$37,720
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$726	$842
Accounts payable to affiliated companies	259	209
Notes payable to affiliated companies	45	104
Taxes accrued	84	234
Interest accrued	144	108
Current maturities of long-term debt	805	1,205
Asset retirement obligations	281	337
Regulatory liabilities	116	126
Other	369	486
Total current liabilities	2,829	3,651
Long-Term Debt	9,589	8,598
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,493	3,413
Asset retirement obligations	3,318	3,273
Regulatory liabilities	6,208	6,231
Accrued pension and other post-retirement benefit costs	95	95
Investment tax credits	231	232
Other	532	566
Total other noncurrent liabilities	13,877	13,810
Commitments and Contingencies
Equity
Member's equity	11,441	11,368
Accumulated other comprehensive loss	(6)	(7)
Total equity	11,435	11,361
Total Liabilities and Equity	$38,030	$37,720

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$323	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	347	339
Equity component of AFUDC	(21)	(30)
Impairment charges	13	—
Deferred income taxes	80	162
Accrued pension and other post-retirement benefit costs	1	—
Contributions to qualified pension plans	(46)	—
Payments for asset retirement obligations	(55)	(65)
Provision for rate refunds	61	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	3
Receivables	19	66
Receivables from affiliated companies	(11)	54
Inventory	(9)	4
Other current assets	(144)	(26)
Increase (decrease) in
Accounts payable	(76)	(131)
Accounts payable to affiliated companies	50	3
Taxes accrued	(129)	(53)
Other current liabilities	(23)	(125)
Other assets	12	(3)
Other liabilities	(43)	(2)
Net cash provided by operating activities	349	466
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(621)	(563)
Cost of removal, net of salvage	(17)	(16)
Purchases of debt and equity securities	(494)	(722)
Proceeds from sales and maturities of debt and equity securities	494	722
Notes receivable from affiliated companies	—	66
Other	(4)	(4)
Net cash used in investing activities	(642)	(517)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	991	—
Payments for the redemption of long-term debt	(401)	(113)
Notes payable to affiliated companies	(59)	337
Distributions to parent	(250)	(175)
Other	(1)	(1)
Net cash provided by financing activities	280	48
Net decrease in cash and cash equivalents	(13)	(3)
Cash and cash equivalents at beginning of period	16	14
Cash and cash equivalents at end of period	$3	$11
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$267	$164

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2016	$10,781	$(9)	$10,772
Net income	270	—	270
Distributions to parent	(175)	—	(175)
Balance at March 31, 2017	$10,876	$(9)	$10,867

Balance at December 31, 2017	$11,368	$(7)	$11,361
Net income	323	—	323
Other comprehensive income	—	1	1
Distributions to parent	(250)	—	(250)
Balance at March 31, 2018	$11,441	$(6)	$11,435

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating Revenues	$2,576	$2,179
Operating Expenses
Fuel used in electric generation and purchased power	976	726
Operation, maintenance and other	623	560
Depreciation and amortization	384	313
Property and other taxes	123	117
Impairment charges	29	—
Total operating expenses	2,135	1,716
Gains on Sales of Other Assets and Other, net	6	8
Operating Income	447	471
Other Income and Expenses, net	35	40
Interest Expense	209	206
Income Before Income Taxes	273	305
Income Tax Expense	36	104
Net Income	237	201
Less: Net Income Attributable to Noncontrolling Interests	2	2
Net Income Attributable to Parent	$235	$199

Net Income	$237	$201
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	1
Net unrealized gain on cash flow hedges	2	—
Reclassification into earnings from cash flow hedges	—	1
Unrealized gains on available-for-sale securities	—	1
Other Comprehensive Income, net of tax	2	3
Comprehensive Income	239	204
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2
Comprehensive Income Attributable to Parent	$237	$202

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$20	$40
Receivables (net of allowance for doubtful accounts of $4 at 2018 and 2017)	122	123
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2018 and 2017)	815	780
Receivables from affiliated companies	2	31
Notes receivable from affiliated companies	113	240
Inventory	1,537	1,592
Regulatory assets (includes $51 at 2018 and 2017 related to VIEs)	869	741
Other	259	334
Total current assets	3,737	3,881
Property, Plant and Equipment
Cost	47,915	47,323
Accumulated depreciation and amortization	(16,060)	(15,857)
Generation facilities to be retired, net	399	421
Net property, plant and equipment	32,254	31,887
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,082 at 2018 and $1,091 at 2017 related to VIEs)	5,872	6,010
Nuclear decommissioning trust funds	3,290	3,324
Other	990	931
Total other noncurrent assets	13,807	13,920
Total Assets	$49,798	$49,688
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$760	$1,006
Accounts payable to affiliated companies	284	251
Notes payable to affiliated companies	982	805
Taxes accrued	109	101
Interest accrued	213	212
Current maturities of long-term debt (includes $53 at 2018 and 2017 related to VIEs)	1,820	771
Asset retirement obligations	326	295
Regulatory liabilities	272	213
Other	637	729
Total current liabilities	5,403	4,383
Long-Term Debt (includes $1,660 at 2018 and $1,689 at 2017 related to VIEs)	15,787	16,916
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	3,603	3,502
Asset retirement obligations	5,091	5,119
Regulatory liabilities	5,227	5,306
Accrued pension and other post-retirement benefit costs	527	545
Other	307	302
Total other noncurrent liabilities	14,755	14,774
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2018 and 2017	—	—
Additional paid-in capital	9,142	9,143
Retained earnings	4,591	4,350
Accumulated other comprehensive loss	(29)	(25)
Total Progress Energy, Inc. stockholders' equity	13,704	13,468
Noncontrolling interests	(1)	(3)
Total equity	13,703	13,465
Total Liabilities and Equity	$49,798	$49,688

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$237	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	439	365
Equity component of AFUDC	(26)	(24)
Gains on sales of other assets	(6)	(9)
Impairment charges	29	—
Deferred income taxes	71	220
Accrued pension and other post-retirement benefit costs	6	(3)
Contributions to qualified pension plans	(45)	—
Payments for asset retirement obligations	(55)	(60)
Other rate case adjustments	37	—
Provision for rate refunds	33	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	4	(2)
Receivables	(33)	115
Receivables from affiliated companies	29	100
Inventory	55	65
Other current assets	(60)	(212)
Increase (decrease) in
Accounts payable	(53)	(228)
Accounts payable to affiliated companies	33	(32)
Taxes accrued	8	12
Other current liabilities	(82)	(121)
Other assets	(86)	(58)
Other liabilities	(8)	(14)
Net cash provided by operating activities	527	315
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(762)	(1,011)
Cost of removal, net of salvage	(41)	—
Purchases of debt and equity securities	(406)	(629)
Proceeds from sales and maturities of debt and equity securities	411	635
Notes receivable from affiliated companies	127	(104)
Other	1	5
Net cash used in investing activities	(670)	(1,104)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	892
Payments for the redemption of long-term debt	(80)	(288)
Notes payable to affiliated companies	177	137
Other	(2)	(4)
Net cash provided by financing activities	95	737
Net decrease in cash, cash equivalents and restricted cash	(48)	(52)
Cash, cash equivalents and restricted cash at beginning of period	87	110
Cash, cash equivalents and restricted cash at end of period	$39	$58
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$316	$219

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
				Net Unrealized		Total Progress
	Additional		Net Losses on	Gains on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2016	$8,094	$3,764	$(23)	$1	$(16)	$11,820	$(13)	$11,807
Net income	—	199	—	—	—	199	2	201
Other comprehensive income	—	—	1	1	1	3	—	3
Other	—	—	—	—	—	—	1	1
Balance at March 31, 2017	$8,094	$3,963	$(22)	$2	$(15)	$12,022	$(10)	$12,012

Balance at December 31, 2017	$9,143	$4,350	$(18)	$5	$(12)	$13,468	$(3)	$13,465
Net income	—	235	—	—	—	235	2	237
Other comprehensive income	—	—	2	—	—	2	—	2
Other(a)	(1)	6	—	(6)	—	(1)	—	(1)
Balance at March 31, 2018	$9,142	$4,591	$(16)	$(1)	$(12)	$13,704	$(1)	$13,703

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating Revenues	$1,460	$1,219
Operating Expenses
Fuel used in electric generation and purchased power	509	364
Operation, maintenance and other	381	362
Depreciation and amortization	235	181
Property and other taxes	35	40
Impairment charges	32	—
Total operating expenses	1,192	947
Gains on Sales of Other Assets and Other, net	1	2
Operating Income	269	274
Other Income and Expenses, net	18	31
Interest Expense	81	82
Income Before Income Taxes	206	223
Income Tax Expense	29	76
Net Income and Comprehensive Income	$177	$147

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$8	$20
Receivables (net of allowance for doubtful accounts of $2 at 2018 and $1 at 2017)	50	56
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2018 and 2017)	497	459
Receivables from affiliated companies	5	3
Inventory	1,002	1,017
Regulatory assets	476	352
Other	55	97
Total current assets	2,093	2,004
Property, Plant and Equipment
Cost	29,866	29,583
Accumulated depreciation and amortization	(11,012)	(10,903)
Generation facilities to be retired, net	399	421
Net property, plant and equipment	19,253	19,101
Other Noncurrent Assets
Regulatory assets	3,480	3,507
Nuclear decommissioning trust funds	2,568	2,588
Other	641	599
Total other noncurrent assets	6,689	6,694
Total Assets	$28,035	$27,799
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$342	$402
Accounts payable to affiliated companies	208	179
Notes payable to affiliated companies	354	240
Taxes accrued	36	64
Interest accrued	86	102
Current maturities of long-term debt	603	3
Asset retirement obligations	323	295
Regulatory liabilities	184	139
Other	324	376
Total current liabilities	2,460	1,800
Long-Term Debt	6,604	7,204
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,932	1,883
Asset retirement obligations	4,356	4,378
Regulatory liabilities	3,973	3,999
Accrued pension and other post-retirement benefit costs	246	248
Investment tax credits	142	143
Other	46	45
Total other noncurrent liabilities	10,695	10,696
Commitments and Contingencies
Equity
Member's Equity	8,126	7,949
Total Liabilities and Equity	$28,035	$27,799

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	284	228
Equity component of AFUDC	(14)	(13)
Gains on sales of other assets	(1)	(3)
Impairment charges	32	—
Deferred income taxes	42	120
Accrued pension and other post-retirement benefit costs	4	(5)
Contributions to qualified pension plans	(25)	—
Payments for asset retirement obligations	(44)	(47)
Other rate case adjustments	37	—
Provision for rate refunds	33	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	(2)
Receivables	(31)	65
Receivables from affiliated companies	(2)	(1)
Inventory	15	23
Other current assets	(88)	(60)
Increase (decrease) in
Accounts payable	(39)	(192)
Accounts payable to affiliated companies	29	17
Taxes accrued	(28)	(68)
Other current liabilities	(64)	(81)
Other assets	18	(44)
Other liabilities	(5)	(10)
Net cash provided by operating activities	332	74
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(424)	(474)
Cost of removal, net of salvage	(31)	(9)
Purchases of debt and equity securities	(284)	(476)
Proceeds from sales and maturities of debt and equity securities	281	470
Notes receivable from affiliated companies	—	165
Other	1	—
Net cash used in investing activities	(457)	(324)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	(250)
Notes payable to affiliated companies	114	502
Other	(1)	(2)
Net cash provided by financing activities	113	250
Net decrease in cash and cash equivalents	(12)	—
Cash and cash equivalents at beginning of period	20	11
Cash and cash equivalents at end of period	$8	$11
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$137	$66

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2016	$7,358
Net income	147
Balance at March 31, 2017	$7,505

Balance at December 31, 2017	$7,949
Net income	177
Balance at March 31, 2018	$8,126

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating Revenues	$1,115	$959
Operating Expenses
Fuel used in electric generation and purchased power	467	362
Operation, maintenance and other	237	195
Depreciation and amortization	150	132
Property and other taxes	88	77
Impairment charges	—	1
Total operating expenses	942	767
Operating Income	173	192
Other Income and Expenses, net	21	20
Interest Expense	71	70
Income Before Income Taxes	123	142
Income Tax Expense	20	52
Net Income	$103	$90
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	—	1
Other Comprehensive Income, net of tax	$—	$1
Comprehensive Income	$103	$91

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$6	$13
Receivables (net of allowance for doubtful accounts of $3 at 2018 and 2017)	71	65
Receivables of VIEs (net of allowance for doubtful accounts of $2 at 2018 and 2017)	318	321
Receivables from affiliated companies	1	2
Notes receivable from affiliated companies	153	313
Inventory	535	574
Regulatory assets (includes $51 at 2018 and 2017 related to VIEs)	393	389
Other (includes $13 at 2018 and $40 at 2017 related to VIEs)	40	86
Total current assets	1,517	1,763
Property, Plant and Equipment
Cost	18,040	17,730
Accumulated depreciation and amortization	(5,042)	(4,947)
Net property, plant and equipment	12,998	12,783
Other Noncurrent Assets
Regulatory assets (includes $1,082 at 2018 and $1,091 at 2017 related to VIEs)	2,391	2,503
Nuclear decommissioning trust funds	722	736
Other	301	284
Total other noncurrent assets	3,414	3,523
Total Assets	$17,929	$18,069
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$416	$602
Accounts payable to affiliated companies	82	74
Taxes accrued	72	34
Interest accrued	74	56
Current maturities of long-term debt (includes $53 at 2018 and 2017 related to VIEs)	768	768
Asset Retirement Obligations	3	—
Regulatory liabilities	88	74
Other	299	334
Total current liabilities	1,802	1,942
Long-Term Debt (includes $1,361 at 2018 and $1,389 at 2017 related to VIEs)	6,247	6,327
Other Noncurrent Liabilities
Deferred income taxes	1,812	1,761
Asset retirement obligations	735	742
Regulatory liabilities	1,254	1,307
Accrued pension and other post-retirement benefit costs	248	264
Other	110	108
Total other noncurrent liabilities	4,159	4,182
Commitments and Contingencies
Equity
Member's equity	5,723	5,614
Accumulated other comprehensive (loss) income	(2)	4
Total equity	5,721	5,618
Total Liabilities and Equity	$17,929	$18,069
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	152	134
Equity component of AFUDC	(12)	(11)
Impairment charges	—	1
Deferred income taxes	29	100
Accrued pension and other post-retirement benefit costs	1	1
Contributions to qualified pension plans	(20)	—
Payments for asset retirement obligations	(11)	(14)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	—
Receivables	(2)	51
Receivables from affiliated companies	—	(1)
Inventory	39	42
Other current assets	42	(72)
Increase (decrease) in
Accounts payable	(13)	(35)
Accounts payable to affiliated companies	8	(48)
Taxes accrued	38	29
Other current liabilities	(17)	(47)
Other assets	(107)	(13)
Other liabilities	(5)	(5)
Net cash provided by operating activities	227	202
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(338)	(538)
Cost of removal, net of salvage	(10)	9
Purchases of debt and equity securities	(122)	(153)
Proceeds from sales and maturities of debt and equity securities	129	165
Notes receivable from affiliated companies	160	(293)
Other	—	4
Net cash used in investing activities	(181)	(806)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	892
Payments for the redemption of long-term debt	(80)	(38)
Notes payable to affiliated companies	—	(297)
Other	—	(1)
Net cash (used in) provided by financing activities	(80)	556
Net decrease in cash, cash equivalents and restricted cash	(34)	(48)
Cash, cash equivalents and restricted cash at beginning of period	53	69
Cash, cash equivalents and restricted cash at end of period	$19	$21
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$179	$153

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2016	$4,899	$1	$4,900
Net income	90	—	90
Other comprehensive income	—	1	1
Balance at March 31, 2017	$4,989	$2	$4,991

Balance at December 31, 2017	$5,614	$4	$5,618
Net income	103	—	103
Other(a)	6	(6)	—
Balance at March 31, 2018	$5,723	$(2)	$5,721

(a)
Amounts in Member's Equity and Accumulated Other Comprehensive Income (Loss) represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating Revenues
Regulated electric	$336	$337
Regulated natural gas	174	170
Nonregulated electric and other	14	11
Total operating revenues	524	518
Operating Expenses
Fuel used in electric generation and purchased power – regulated	92	97
Fuel used in electric generation and purchased power – nonregulated	15	15
Cost of natural gas	54	54
Operation, maintenance and other	131	131
Depreciation and amortization	70	67
Property and other taxes	77	72
Total operating expenses	439	436
Loss on Sales of Other Assets and Other, net	(106)	—
Operating (Loss) Income	(21)	82
Other Income and Expenses, net	6	5
Interest Expense	22	22
(Loss) Income Before Income Taxes	(37)	65
Income Tax (Benefit) Expense	(12)	23
Net (Loss) Income and Comprehensive (Loss) Income	$(25)	$42

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$12	$12
Receivables (net of allowance for doubtful accounts of $3 at 2018 and 2017)	69	68
Receivables from affiliated companies	77	133
Notes receivable from affiliated companies	—	14
Inventory	108	133
Regulatory assets	43	49
Other	24	39
Total current assets	333	448
Property, Plant and Equipment
Cost	8,892	8,732
Accumulated depreciation and amortization	(2,729)	(2,691)
Net property, plant and equipment	6,163	6,041
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	432	445
Other	48	21
Total other noncurrent assets	1,400	1,386
Total Assets	$7,896	$7,875
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$269	$313
Accounts payable to affiliated companies	72	62
Notes payable to affiliated companies	130	29
Taxes accrued	145	190
Interest accrued	33	21
Current maturities of long-term debt	3	3
Asset retirement obligations	4	3
Regulatory liabilities	53	36
Other	66	71
Total current liabilities	775	728
Long-Term Debt	2,039	2,039
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	766	781
Asset retirement obligations	79	81
Regulatory liabilities	888	891
Accrued pension and other post-retirement benefit costs	81	59
Other	105	108
Total other noncurrent liabilities	1,919	1,920
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2018 and 2017	762	762
Additional paid-in capital	2,670	2,670
Accumulated deficit	(294)	(269)
Total equity	3,138	3,163
Total Liabilities and Equity	$7,896	$7,875

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(25)	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	68
Equity component of AFUDC	(4)	(2)
Losses on sales of other assets	106	—
Deferred income taxes	(15)	30
Accrued pension and other post-retirement benefit costs	1	1
Payments for asset retirement obligations	(1)	(2)
Provision for rate refunds	16	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	1
Receivables	(1)	7
Receivables from affiliated companies	56	41
Inventory	25	19
Other current assets	19	9
Increase (decrease) in
Accounts payable	(27)	(10)
Accounts payable to affiliated companies	(95)	1
Taxes accrued	(45)	(52)
Other current liabilities	20	9
Other assets	—	(6)
Other liabilities	(13)	(3)
Net cash provided by operating activities	88	153
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(188)	(143)
Cost of removal, net of salvage	(14)	(8)
Notes receivable from affiliated companies	14	(85)
Net cash used in investing activities	(188)	(236)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	93
Payments for the redemption of long-term debt	—	(1)
Notes payable to affiliated companies	101	(8)
Other	(1)	(1)
Net cash provided by financing activities	100	83
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	12	13
Cash and cash equivalents at end of period	$12	$13
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$64	$57

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2016	$762	$2,695	$(461)	$2,996
Net income	—	—	42	42
Balance at March 31, 2017	$762	$2,695	$(419)	$3,038

Balance at December 31, 2017	$762	$2,670	$(269)	$3,163
Net loss	—	—	(25)	(25)
Balance at March 31, 2018	$762	$2,670	$(294)	$3,138

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating Revenues	$731	$758
Operating Expenses
Fuel used in electric generation and purchased power	232	251
Operation, maintenance and other	181	176
Depreciation and amortization	130	125
Property and other taxes	20	22
Total operating expenses	563	574
Operating Income	168	184
Other Income and Expenses, net	7	10
Interest Expense	40	44
Income Before Income Taxes	135	150
Income Tax Expense	35	59
Net Income and Comprehensive Income	$100	$91

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$15	$9
Receivables (net of allowance for doubtful accounts of $2 at 2018 and 2017)	56	57
Receivables from affiliated companies	99	125
Inventory	453	450
Regulatory assets	170	165
Other	30	30
Total current assets	823	836
Property, Plant and Equipment
Cost	15,104	14,948
Accumulated depreciation and amortization	(4,759)	(4,662)
Net property, plant and equipment	10,345	10,286
Other Noncurrent Assets
Regulatory assets	976	978
Other	234	189
Total other noncurrent assets	1,210	1,167
Total Assets	$12,378	$12,289
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$157	$196
Accounts payable to affiliated companies	73	78
Notes payable to affiliated companies	149	161
Taxes accrued	94	95
Interest accrued	52	57
Current maturities of long-term debt	62	3
Asset retirement obligations	65	54
Regulatory liabilities	20	24
Other	83	104
Total current liabilities	755	772
Long-Term Debt	3,570	3,630
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	941	925
Asset retirement obligations	713	727
Regulatory liabilities	1,743	1,723
Accrued pension and other post-retirement benefit costs	110	76
Investment tax credits	147	147
Other	28	18
Total other noncurrent liabilities	3,682	3,616
Commitments and Contingencies
Equity
Member's Equity	4,221	4,121
Total Liabilities and Equity	$12,378	$12,289

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	131	126
Equity component of AFUDC	(4)	(6)
Deferred income taxes	17	37
Accrued pension and other post-retirement benefit costs	2	1
Contributions to qualified pension plans	(8)	—
Payments for asset retirement obligations	(11)	(7)
Provision for rate refunds	26	—
(Increase) decrease in
Receivables	—	44
Receivables from affiliated companies	26	26
Inventory	(3)	26
Other current assets	(23)	(2)
Increase (decrease) in
Accounts payable	21	(32)
Accounts payable to affiliated companies	(5)	1
Taxes accrued	(1)	41
Other current liabilities	(10)	(15)
Other assets	(1)	(11)
Other liabilities	—	(3)
Net cash provided by operating activities	257	317
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(231)	(189)
Cost of removal, net of salvage	(7)	(15)
Purchases of debt and equity securities	(6)	(4)
Proceeds from sales and maturities of debt and equity securities	3	2
Notes receivable from affiliated companies	—	(113)
Other	3	3
Net cash used in investing activities	(238)	(316)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	(2)
Notes payable to affiliated companies	(12)	—
Other	(1)	(1)
Net cash used in financing activities	(13)	(3)
Net increase (decrease) in cash and cash equivalents	6	(2)
Cash and cash equivalents at beginning of period	9	17
Cash and cash equivalents at end of period	$15	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$64	$84

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2016	$4,067
Net income	91
Balance at March 31, 2017	$4,158

Balance at December 31, 2017	$4,121
Net income	100
Balance at March 31, 2018	$4,221

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Revenues	$553	$500
Operating Expenses
Cost of natural gas	259	205
Operation, maintenance and other	82	77
Depreciation and amortization	39	35
Property and other taxes	12	13
Total operating expenses	392	330
Operating Income	161	170
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	2	3
Other income and expenses, net	3	—
Total other income and expenses	5	3
Interest Expense	21	20
Income Before Income Taxes	145	153
Income Tax Expense	35	58
Net Income and Comprehensive Income	$110	$95

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$12	$19
Receivables (net of allowance for doubtful accounts of $4 at 2018 and $2 at 2017)	251	275
Receivables from affiliated companies	7	7
Inventory	29	66
Regulatory assets	48	95
Other	21	52
Total current assets	368	514
Property, Plant and Equipment
Cost	6,861	6,725
Accumulated depreciation and amortization	(1,500)	(1,479)
Net property, plant and equipment	5,361	5,246
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	274	283
Investments in equity method unconsolidated affiliates	62	61
Other	66	65
Total other noncurrent assets	451	458
Total Assets	$6,180	$6,218
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$128	$125
Accounts payable to affiliated companies	32	13
Notes payable to affiliated companies	107	364
Taxes accrued	65	19
Interest accrued	24	31
Current maturities of long-term debt	250	250
Regulatory liabilities	45	3
Other	55	69
Total current liabilities	706	874
Long-Term Debt	1,787	1,787
Other Noncurrent Liabilities
Deferred income taxes	558	564
Asset retirement obligations	15	15
Regulatory liabilities	1,179	1,141
Accrued pension and other post-retirement benefit costs	4	5
Other	159	170
Total other noncurrent liabilities	1,915	1,895
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2018 and 2017	860	860
Retained earnings	912	802
Total equity	1,772	1,662
Total Liabilities and Equity	$6,180	$6,218

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	37
Deferred income taxes	(7)	50
Equity in earnings from unconsolidated affiliates	(2)	(3)
Accrued pension and other post-retirement benefit costs	(1)	3
Provision for rate refunds	23	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(41)
Receivables	22	40
Inventory	37	37
Other current assets	79	24
Increase (decrease) in
Accounts payable	(15)	(31)
Accounts payable to affiliated companies	19	(5)
Taxes accrued	46	2
Other current liabilities	18	(17)
Other assets	4	25
Other liabilities	(1)	(1)
Net cash provided by operating activities	371	215
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(121)	(141)
Cost of removal, net of salvage	(2)	(1)
Contributions to equity method investments	—	(12)
Other	2	(2)
Net cash used in investing activities	(121)	(156)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable and commercial paper	—	(330)
Notes payable to affiliated companies	(257)	261
Net cash used in financing activities	(257)	(69)
Net decrease in cash and cash equivalents	(7)	(10)
Cash and cash equivalents at beginning of period	19	25
Cash and cash equivalents at end of period	$12	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$52	$24

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2016	$860	$812	$1,672
Net income	—	95	95
Balance at March 31, 2017	$860	$907	$1,767

Balance at December 31, 2017	$860	$802	$1,662
Net income	—	110	110
Balance at March 31, 2018	$860	$912	$1,772

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Since the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K/A for the year ended December 31, 2017.
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
REVENUE
Duke Energy recognizes revenue as customers obtain control of promised goods and services in an amount that reflects consideration expected in exchange for those goods or services. Generally, the delivery of electricity and natural gas results in the transfer of control to customers at the time the commodity is delivered and the amount of revenue recognized is equal to the amount billed to each customer, including estimated volumes delivered when billings have not yet occurred. See Note 12 for further information.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Duke Energy, Progress Energy and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and variable interest entities (VIEs). See Note 11 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets. The following table presents the components of Cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets.

	March 31, 2018			December 31, 2017
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$421	$20	$6	$358	$40	$13
Other	149	13	13	138	40	40
Other Noncurrent Assets
Other	9	6	—	9	7	—
Total Cash, cash equivalents and restricted cash	$579	$39	$19	$505	$87	$53

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

INVENTORY
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Inventory, including excess or obsolete inventory, is written-down to the lower of cost or market value. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. Provisions for inventory write-offs were not material at March 31, 2018, and December 31, 2017. The components of inventory are presented in the tables below.

	March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,293	$763	$1,095	$767	$329	$82	$310	$1
Coal	551	176	221	125	96	13	141	—
Natural gas, oil and other fuel	305	41	221	110	110	13	2	28
Total inventory	$3,149	$980	$1,537	$1,002	$535	$108	$453	$29

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,293	$744	$1,118	$774	$343	$82	$309	$2
Coal	603	192	255	139	116	17	139	—
Natural gas, oil and other fuel	354	35	219	104	115	34	2	64
Total inventory	$3,250	$971	$1,592	$1,017	$574	$133	$450	$66
EXCISE TAXES
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, excise taxes are accounted for on a net basis.
Excise taxes accounted for on a gross basis within both Operating revenues and Property and other taxes on the Condensed Consolidated Statements of Operations were as follows.

	Three Months Ended March 31,
(in millions)	2018	2017
Duke Energy	$99	$91
Duke Energy Carolinas	8	9
Progress Energy	54	46
Duke Energy Progress	5	5
Duke Energy Florida	49	41
Duke Energy Ohio	30	28
Duke Energy Indiana	6	7
Piedmont	1	1
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2018 and 2017 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. While immaterial, adoption of the following accounting standards had the most significant impact on the Duke Energy results of operations, cash flows and financial position for the three months ended March 31, 2018.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. The amendments also required disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The majority of Duke Energy’s revenue is in scope of the new guidance. Other revenue arrangements, such as alternative revenue programs and certain purchase power agreements (PPAs) and lighting tariffs accounted for as leases, are excluded from the scope of this guidance and, therefore, are accounted for and evaluated for separate presentation and disclosure under other relevant accounting guidance.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy elected the modified retrospective method of adoption effective January 1, 2018. Under the modified retrospective method of adoption, prior year reported results are not restated. Adoption of this standard did not result in a material change in the timing or pattern of revenue recognition and a cumulative-effect adjustment was not recorded at January 1, 2018. Duke Energy utilized certain practical expedients including applying this guidance to open contracts at the date of adoption, expensing costs to obtain a contract where the amortization period of the asset would have been one year or less, ignoring the effects of a significant financing when the period between transfer of the good or service and payment is one year or less and recognizing revenues for certain contracts under the invoice practical expedient, which allows revenue recognition to be consistent with invoiced amounts (including estimated billings) provided certain criteria are met, including consideration of whether the invoiced amounts reasonably represent the value provided to customers.
In preparation for adoption, Duke Energy identified material revenue streams and reviewed representative contracts and tariffs, including those associated with certain long-term customer contracts such as wholesale contracts, PPAs, and other customer arrangements. Duke Energy also monitored the activities of the power and utilities industry revenue recognition task force and has reviewed published positions on specific industry issues to evaluate the impact, if any, on Duke Energy’s specific contracts and conclusions.
Duke Energy applied the available practical expedient to portfolios of tariffs and contracts with similar characteristics. The vast majority of sales, including energy provided to retail customers, are from tariff offerings that provide natural gas or electricity without a defined contractual term ("at-will"). In most circumstances, revenue from contracts with customers is equivalent to the electricity or natural gas supplied and billed in that period (including estimated billings). As such, adoption of the new rules did not result in a shift in the timing or pattern of revenue recognition for such sales. While there have been changes to the captions and descriptions of revenues in Duke Energy’s financial statements, the most significant impact as a result of adopting the standard are additional disclosures around the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. See Note 12 for further information.
Financial Instruments Classification and Measurement. In January 2018, Duke Energy adopted FASB guidance, which revised the classification and measurement of certain financial instruments. The adopted guidance changes the presentation of realized and unrealized gains and losses in certain equity securities that were previously recorded in accumulated other comprehensive income (AOCI). These gains and losses are now recorded in net income. An entity's equity investments that are accounted for under the equity method of accounting are not included within the scope of the new guidance. This guidance had a minimal impact on the Duke Energy Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income as changes in the fair value of most of the Duke Energy Registrants' equity securities are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations. The resulting adjustment of unrealized gains and losses in AOCI to retained earnings was immaterial. The primary impact to Duke Energy as a result of implementing this guidance is adding disclosure requirements to present separately the financial assets and financial liabilities by measurement category and form of financial asset. See Notes 9 and 10 for further information.
Statement of Cash Flows. In November 2016, the FASB issued revised accounting guidance to reduce diversity in practice for the presentation and classification of restricted cash on the Condensed Consolidated Statements of Cash Flows. Under the updated guidance, restricted cash and restricted cash equivalents are included within beginning-of-period and end-of-period cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows. Duke Energy adopted this guidance on January 1, 2018. The guidance has been applied using a retrospective transition method to each period presented. The adoption by Duke Energy of the revised guidance resulted in a change to the amount of Cash, cash equivalents and restricted cash explained when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. In addition, a reconciliation has been provided of Cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sums to the total of the same such amounts in the Condensed Consolidated Statements of Cash Flows. Prior to adoption, the Duke Energy Registrants reflected changes in noncurrent restricted cash within Cash Flows from Investing Activities and changes in current restricted cash within Cash Flows from Operating Activities on the Condensed Consolidated Statement of Cash Flows.
In August 2016, the FASB issued accounting guidance addressing diversity in practice for eight separate cash flow issues. The guidance requires entities to classify distributions received from equity method investees using either the cumulative earnings approach or the nature of the distribution approach. Duke Energy adopted this guidance on January 1, 2018, and has elected the nature of distribution approach. Duke Energy will categorize all distributions received based on legal documentation describing the nature of the activities generating the distribution. Cash inflows resulting in a return on investment (surplus) will be reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows, whereas cash inflows resulting in a return of investment (capital) will be reflected in Cash Flows from Investing Activities on the Condensed Consolidated Statements of Cash Flows. The guidance has been applied using the retrospective transition method to each period presented. There are no changes to the Condensed Consolidated Statements of Cash Flows for the periods presented as a result of this accounting change.
Retirement Benefits. In March 2017, the FASB issued revised accounting guidance for the presentation of net periodic costs related to benefit plans. Previous guidance required the aggregation of all the components of net periodic costs on the Condensed Consolidated Statement of Operations and did not require the disclosure of the location of net periodic costs on the Condensed Consolidated Statement of Operations. Under the amended guidance, the service cost component of net periodic costs is included within Operating Income within the same line as other compensation expenses. All other components of net periodic costs are outside of Operating Income. In addition, the updated guidance permits only the service cost component of net periodic costs to be capitalized to Inventory or Property, Plant and Equipment. This represents a change from previous guidance, which permitted all components of net periodic costs to be eligible for capitalization.
Duke Energy adopted this guidance on January 1, 2018. Under previous guidance, Duke Energy presented the total non-capitalized net periodic costs within Operation, maintenance and other on the Condensed Consolidated Statement of Operations. The adoption of this guidance resulted in a retrospective change to reclassify the presentation of the non-service cost (benefit) components of net periodic costs to Other income and expenses. Duke Energy utilized the practical expedient for retrospective presentation. The change in components of net periodic costs eligible for capitalization is applicable prospectively. Since Duke Energy’s service cost component is greater than the total net periodic costs, the change results in increased capitalization of net periodic costs, higher Operation, maintenance and other and higher Other income and expenses. The resulting prospective impact to Duke Energy is an immaterial increase in Net Income. See Note 15 for further information.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

For Duke Energy, the retrospective change resulted in higher Operation, maintenance and other and higher Other income and expenses, net, of $156 million, $131 million and $96 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was no change to Net Income for these prior periods.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by Duke Energy, as of March 31, 2018.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019. The guidance will be applied using a modified retrospective approach. Upon adoption, Duke Energy expects to elect certain of the practical expedients upon adoption:

Practical Expedient	Description
Package of transition practical expedients (for leases commenced prior to adoption date and must be adopted as a package)
Do not need to reassess whether any expired or existing contracts are/or contain leases, do not need to reassess the lease classification for any expired or existing leases and do not need to reassess initial direct costs for any existing leases.

Short-term lease expedient (elect by class of underlying asset)	Elect as an accounting policy to not apply the recognition requirements to short-term leases by asset class.
Lease and non-lease components (elect by class of underlying asset)
Duke Energy will likely elect as an accounting policy to not separate non-lease components from lease components and instead account for each lease and associated non-lease component as a single lease component.

Hindsight expedient (when determining lease term)	Elect to use hindsight to determine the lease term.
Easement expedient	Elect to carry forward current accounting treatment for existing easements.
Duke Energy is currently evaluating the financial statement impact of adopting this standard and is continuing to monitor industry implementation issues, including pipeline laterals, pole attachments and renewable PPAs. Other than an expected increase in assets and liabilities, the ultimate impact of the new standard has not yet been determined. Significant system enhancements, including additional processes and controls, will be required to facilitate the identification, tracking and reporting of potential leases based upon requirements of the new lease standard. Duke Energy has begun the implementation of a third-party software tool to help with the adoption and ongoing accounting under the new standard.
2. BUSINESS SEGMENTS
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
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs and Duke Energy’s wholly owned captive insurance company, Bison Insurance Company Limited (Bison). Other also includes Duke Energy's 17.5 percent interest in National Methanol Company (NMC), a large regional producer of methyl tertiary butyl ether located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,315	$702	$101	$6,118	$17	$—	$6,135
Intersegment revenues	8	25	—	33	18	(51)	—
Total revenues	$5,323	$727	$101	$6,151	$35	$(51)	$6,135
Segment income (loss)(a)(b)(c)	$750	$116	$20	$886	$(266)	$—	$620
Add back noncontrolling interests							2
Net income							$622
Segment assets	$120,021	$11,396	$4,265	$135,682	$2,682	$177	$138,541

	Three Months Ended March 31, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$4,939	$648	$128	$5,715	$14	$—	$5,729
Intersegment revenues	8	22	—	30	19	(49)	—
Total revenues	$4,947	$670	$128	$5,745	$33	$(49)	$5,729
Segment income (loss)	$635	$133	$25	$793	$(77)	$—	$716
Add back noncontrolling interests							1
Net income							$717

(a)	Electric Utilities and Infrastructure includes regulatory charges related to NCUC orders and settlements. See Note 3 for additional information.

(b)	Gas Utilities and Infrastructure includes an impairment of the investment in Constitution Pipeline Company, LLC (Constitution). See Note 3 for additional information.

(c)
Other includes the loss on the sale of the retired Beckjord generating station (Beckjord) described below and a valuation allowance recorded against the alternative minimum tax credits subject to sequestration. See Note 16 for additional information on the valuation allowance.

Beckjord, a nonregulated facility retired during 2014, was sold on February 26, 2018, at a pretax loss of $106 million recorded within (Loss) Gains on Sales of Other Assets and Other, net and $1 million recorded within Operation, maintenance and other on Duke Energy's Condensed Consolidated Statements of Operations. The sale included the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The remainder of Duke Energy Ohio's operations is presented as Other, which is primarily comprised of governance costs allocated by its parent, Duke Energy, and revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from the Ohio Valley Electric Corporation's (OVEC) power plants. See Note 7 for additional information on related party transactions.

	Three Months Ended March 31, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Consolidated
Total revenues	$336	$174	$510	$14	$—	$524
Segment income (loss)/Net income (loss)(a)	33	34	67	(92)	—	(25)
Segment assets	$5,165	$2,709	$7,874	$25	$(3)	$7,896

	Three Months Ended March 31, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$337	$170	$507	$11	$518
Segment income (loss)/Net income (loss)	24	26	50	(8)	42

(a)	Other includes the loss on the sale of the retired Beckjord generating station described above.
3. REGULATORY MATTERS
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
Duke Energy Carolinas and Duke Energy Progress
Ash Basin Closure Costs Deferral – North Carolina
On December 30, 2016, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC seeking an accounting order authorizing deferral of certain costs incurred in connection with federal and state environmental remediation requirements related to the permanent closure of ash basins and other ash storage units at coal-fired generating facilities that have provided or are providing generation to customers located in North Carolina. Initial comments were received in March 2017, and reply comments were filed on April 19, 2017. The NCUC has consolidated Duke Energy Carolinas' and Duke Energy Progress’ coal ash deferral requests into their respective general rate case dockets for decision. See "2017 North Carolina Rate Case" sections below for additional discussion. Duke Energy Carolinas is still awaiting an order in its case and, as such, cannot predict the outcome of this matter.
Duke Energy Carolinas
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million, which represents an approximate 13.6 percent increase in annual base revenues. The rate increase is driven by capital investments subsequent to the previous base rate case, including the William States Lee Combined Cycle Facility discussed below, grid improvement projects, AMI, investments in customer service technologies, costs of complying with coal combustion residuals (CCR) regulations and the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) and recovery of costs related to licensing and development of the William States Lee III Nuclear Station (Lee Nuclear Station) discussed below. On February 28, 2018, Duke Energy Carolinas and the North Carolina Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding, pending NCUC approval. Terms of the settlement include a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, Duke Energy Carolinas recorded a pretax charge of approximately $4 million to Operations, maintenance and other on the Condensed Consolidated Statements of Operations. The settlement does not include agreement on portions of the rate case relating to recovery of costs for Lee Nuclear Station and coal ash basin deferred costs, a rider for recovery of grid improvement projects or the manner in which the Federal Tax Cut and Jobs Act (Tax Act) should be addressed in this case, which will be decided by the NCUC separately. Taking into consideration the settled portions and Duke Energy Carolinas’ requested recovery of the non-settled portions, the requested base rate increase is reduced to approximately $472 million. The evidentiary hearing for this matter concluded on March 22, 2018, and a decision and revised customer rates are expected by mid–2018. Duke Energy Carolinas cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

FERC Formula Rate Matter
On July 31, 2017, Piedmont Municipal Power Agency (PMPA) filed a complaint with FERC against Duke Energy Carolinas alleging that Duke Energy Carolinas misapplied the formula rate under the PPA between the parties by including in its rates amortization expense associated with regulatory assets and recorded in a certain account without FERC approval. Duke Energy Carolinas disagreed with PMPA as it believed it was properly applying its FERC filed rate. On February 15, 2018, FERC issued an order ruling in favor of PMPA and ordered Duke Energy Carolinas to refund to PMPA all amounts improperly collected under the PPA. Duke Energy Carolinas has issued to PMPA and similarly situated wholesale customers refunds of approximately $25 million.
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity for the construction and operation of a 750-megawatt (MW) combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and its share of the cost to build the facility was approximately $650 million, including allowance for funds used during construction (AFUDC). The project commenced commercial operation on April 5, 2018. NCEMC will own approximately 13 percent of the project.
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
On March 29, 2017, Westinghouse filed for voluntary Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. As part of its 2017 North Carolina Rate Case discussed above, Duke Energy Carolinas is seeking NCUC approval to cancel the development of the Lee Nuclear Station project due to the Westinghouse bankruptcy filing and other market activity and is requesting recovery of incurred licensing and development costs. Duke Energy Carolinas will maintain the license issued by the NRC in December 2016 as an option for potential future development. AFUDC was suspended effective January 1, 2018, as currently only immaterial costs to maintain the license are being incurred. As of March 31, 2018, Duke Energy Carolinas has incurred approximately $558 million of costs, including AFUDC, related to the project. These project costs are included in Net property, plant and equipment on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. Duke Energy Carolinas cannot predict the outcome of this matter.
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
On November 22, 2017, Duke Energy Progress and the North Carolina Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, in 2017 Duke Energy Progress recorded pretax charges totaling approximately $25 million to Impairment charges and Operation, maintenance and other on the Condensed Consolidated Statements of Operations, principally related to disallowances from rate base of certain projects at the Mayo and Sutton plants. On February 23, 2018, the NCUC issued an order approving the stipulation. The order also included the following material components not covered in the stipulation:

•
recovery of the remaining $234 million of deferred coal ash basin closure costs over a five-year period with a return at Duke Energy Progress' weighted average cost of capital, excluding $9.5 million of retail deferred coal ash basin costs related to ash hauling at Duke Energy Progress' Asheville Plant;

•	assessment of a $30 million management penalty ratably over a five-year period by reducing the annual recovery of the deferred coal ash costs;

•
denial of Duke Energy Progress' request for recovery of future estimated ongoing annual coal ash costs of $129 million with approval to defer such costs with a return at Duke Energy Progress' weighted average cost of capital, to be considered for recovery in the next rate case;

•
and approval to recover $51 million of the approximately $80 million deferred storm costs over a five-year period with amortization beginning in October 2016. The order did not allow the deferral of the associated capital costs or a return on the deferred balance during the deferral period.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The order also impacted certain amounts that were similarly recorded on Duke Energy Carolinas' Condensed Consolidated Balance Sheets. As a result of the order, Duke Energy Progress and Duke Energy Carolinas recorded pretax charges of $68 million and $14 million, respectively, in the first quarter of 2018 to Impairment charges, Operation, maintenance and other and Interest Expense on the Condensed Consolidated Statements of Operations. These charges primarily related to the coal ash basin disallowance and management penalty and deferred storm cost adjustments. Revised customer rates became effective on March 16, 2018.
South Carolina Rate Case
In December 2016, the PSCSC approved a rate case settlement agreement among the Office of Regulatory Staff, intervenors and Duke Energy Progress. Terms of the settlement agreement included an approximate $56 million increase in revenues over a two-year period. An increase of approximately $38 million in revenues was effective January 1, 2017, and an additional increase of approximately $18.5 million in revenues was effective January 1, 2018. Duke Energy Progress amortized approximately $18.5 million from the cost of removal reserve in 2017. Other settlement terms included a rate of return on equity of 10.1 percent, recovery of coal ash costs incurred from January 1, 2015, through June 30, 2016, over a 15‑year period and ongoing deferral of allocated ash basin closure costs from July 1, 2016, until the next base rate case. The settlement also provides that Duke Energy Progress will not seek an increase in rates in South Carolina to occur prior to 2019, with limited exceptions.
Western Carolinas Modernization Plan
On November 4, 2015, Duke Energy Progress announced a Western Carolinas Modernization Plan, which included retirement of the existing Asheville coal-fired plant, the construction of two 280‑MW combined-cycle natural gas plants having dual-fuel capability, with the option to build a third natural gas simple cycle unit in 2023 based upon the outcome of initiatives to reduce the region's power demand. The plan also included upgrades to existing transmission lines and substations, installation of solar generation and a pilot battery storage project. These investments will be made within the next seven years. Duke Energy Progress is also working with the local natural gas distribution company to upgrade an existing natural gas pipeline to serve the natural gas plant.
On March 28, 2016, the NCUC issued an order approving a CPCN for the new combined-cycle natural gas plants, but denying the CPCN for the contingent simple cycle unit without prejudice to Duke Energy Progress to refile for approval in the future. On March 28, 2018, Duke Energy Progress filed an annual progress report for the construction of the combined-cycle plants with the NCUC, with an estimated cost of $893 million. Site preparation activities for the combined-cycle plants are complete and construction of these plants began in 2017, with an expected in-service date in late 2019. Duke Energy Progress plans to file for future approvals related to the proposed solar generation and pilot battery storage project.
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $365 million and $385 million is included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017, respectively. Duke Energy Progress' request for a regulatory asset at the time of retirement with amortization over a 10-year period was approved by the NCUC on February 23, 2018.
Shearon Harris Nuclear Plant Expansion
In 2006, Duke Energy Progress selected a site at Harris to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse AP1000 reactors at Harris, which the NRC docketed for review. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. The NCUC and PSCSC approved deferral of retail costs. Total deferred costs were approximately $47 million as of December 31, 2017, and are recorded in Regulatory assets on Duke Energy Progress’ Condensed Consolidated Balance Sheets. On November 17, 2016, the FERC approved Duke Energy Progress’ rate recovery request filing for the wholesale ratepayers’ share of the abandonment costs, including a debt only return to be recovered through revised formula rates and amortized over a 15-year period beginning May 1, 2014. As part of the settlement agreement for the 2017 North Carolina Rate Case discussed above, Duke Energy Progress will amortize the regulatory asset over an eight-year period. NCUC approved the settlement on February 23, 2018.
Duke Energy Florida
Storm Restoration Cost Recovery
In September 2017, Duke Energy Florida’s service territory suffered significant damage from Hurricane Irma, resulting in approximately 1.3 million customers experiencing outages. In the fourth quarter of 2017, Duke Energy Florida also incurred preparation costs related to Hurricane Nate. On December 28, 2017, Duke Energy Florida filed a petition with the FPSC to recover incremental storm restoration costs for hurricanes Irma and Nate and to replenish the storm reserve. The estimated recovery amount is approximately $513 million, which includes reestablishment of a $132 million storm reserve. On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately mid-2021. The evidentiary hearing in this matter is scheduled for the week of October 15, 2018. At March 31, 2018, Duke Energy Florida's Condensed Consolidated Balance Sheets included approximately $338 million of recoverable costs under the FPSC's storm rule in Regulatory assets within Current Assets and Other Noncurrent Assets related to storm recovery.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Citrus County Combined Cycle Facility
On October 2, 2014, the FPSC granted Duke Energy Florida a Determination of Need for the construction of a 1,640-MW combined-cycle natural gas plant in Citrus County, Florida. On May 5, 2015, the Florida Department of Environmental Protection approved Duke Energy Florida's Site Certification Application. The project has received all required permits and approvals and construction began in October 2015. The facility is expected to be commercially available by the end of 2018 at an estimated cost of $1.5 billion, including AFUDC. On April 2, 2018, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirements associated with the new facility. The annual retail revenue requirement is approximately $200 million. The plant will receive natural gas from the Sabal Trail Transmission, LLC (Sabal Trail) pipeline discussed below.
Duke Energy Ohio
2017 Electric Security Plan Filing
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an electric security plan (ESP). If approved by the PUCO, the term of the ESP would be from June 1, 2018, to May 31, 2024. Terms of the ESP include continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the Commission, including, but not limited to, its Electric Base Rate Case. Additionally, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation and Recommendation (Stipulation) with the PUCO resolving certain issues in this proceeding. The Stipulation establishes a regulatory model for the next seven years via the approval of the ESP and continues the current model for procuring supply for non-shopping customers, including recovery mechanisms. The Stipulation is subject to the review and approval of PUCO. An evidentiary hearing to review the Stipulation and other issues in the cases will be scheduled at a later date. Duke Energy Ohio cannot predict the outcome of this matter.
Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio has requested an estimated annual increase of approximately $15 million and a return on equity of 10.4 percent. The application also includes requests to continue certain current riders and establish new riders. On September 26, 2017, the PUCO staff filed a report recommending a revenue decrease between approximately $18 million and $29 million and a return on equity between 9.22 percent and 10.24 percent. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the Commission. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO resolving certain issues in this proceeding. Major components of the Stipulation include a $19 million annual base distribution rate decrease with a return on equity of 9.84 percent based upon a capital structure of 50.75 percent equity and 49.25 percent debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ends as the costs will be recovered through base rates. The Stipulation also renews 14 existing riders, some of which were included in the Company's ESP, and two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the Power Forward Rider to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). The Stipulation is subject to the review and approval of PUCO. An evidentiary hearing to review the Stipulation and other issues in the cases will be scheduled at a later date. Duke Energy Ohio has requested new rates go into effect June 1, 2018. In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, will begin to reflect the lower federal income tax rate associated with the Tax Act beginning with updates to be reflected in customers’ bills beginning April 1, 2018. At that time, all impacts of the lower federal income tax rate will be incorporated into customer rates, resulting in lower electric revenue of approximately $20 million on an annualized basis. All other implications of the Tax Act, including the quantification and timing of any refunds associated with excess accumulated deferred income taxes, will be deferred to PUCO’s open investigation, which is pending. Duke Energy Ohio cannot predict the outcome of this matter.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing price stabilization rider (Rider PSR), which is currently set at zero dollars, to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. Duke Energy Ohio is seeking deferral authority for net costs incurred from January 1, 2018, until the new rates under Rider PSR are put into effect. Various intervenors have filed motions to dismiss or stay the proceeding and Duke Energy Ohio has opposed these filings. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the Commission. Also on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation with the PUCO resolving certain issues in this proceeding. The Stipulation, if approved, would activate Rider PSR for recovery of net costs incurred since January 1, 2018. The Stipulation is subject to the review and approval of PUCO. An evidentiary hearing to review the Stipulation and other issues in the cases will be scheduled at a later date. See Note 11 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. Duke Energy Ohio cannot predict the outcome of this matter.

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
2014 Electric Security Plan
In April 2015, the PUCO modified and approved Duke Energy Ohio's proposed ESP, with a three-year term and an effective date of June 1, 2015. The PUCO approved a competitive procurement process for SSO load, a distribution capital investment rider and a tracking mechanism for incremental distribution expenses caused by major storms. The PUCO also approved a placeholder tariff for a price stabilization rider, but denied Duke Energy Ohio's specific request to include Duke Energy Ohio's entitlement to generation from OVEC in the rider at this time; however, the order allows Duke Energy Ohio to submit additional information to request recovery in the future. On May 4, 2015, Duke Energy Ohio filed an application for rehearing requesting the PUCO to modify or amend certain aspects of the order. On May 28, 2015, the PUCO granted all applications for rehearing filed in the case for future consideration. On March 21, 2018, the PUCO issued an order denying the Company's issues on rehearing. On April 20, 2018, Duke Energy Ohio filed a second application for rehearing based upon the Commission’s March 21, 2018, Order.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. The pipeline is expected to cost approximately $112 million, excluding AFUDC. On January 20, 2017, Duke Energy Ohio filed an amended application with the Ohio Power Siting Board (OPSB) for approval of one of two proposed routes. A public hearing was held on June 15, 2017, and an adjudicatory hearing was scheduled to begin September 11, 2017. On August 24, 2017, an administrative law judge (ALJ) granted a request made by Duke Energy Ohio to delay the procedural schedule while it works through various issues related to the pipeline route. In April 2018, Duke Energy Ohio filed a motion with OPSB to establish a procedural schedule and filed supplemental information supporting its application. If approved, construction of the pipeline extension is expected to be completed before the 2020/2021 winter season. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Rate Case
On September 1, 2017, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $49 million, which represents an approximate 15 percent increase on the average customer bill. Subsequent to the filing, Duke Energy Kentucky adjusted the requested amount to $30.1 million, in part to reflect the benefits of the Tax Act, representing an approximate 9 percent increase on the average customer bill. The rate increase is driven by increased investment in utility plant, increased operations and maintenance expenses, and recovery of regulatory assets. The application also includes implementation of the Environmental Surcharge Mechanism to recover environmental costs not recovered in base rates, requests to establish a Distribution Capital Investment Rider to recover incremental costs of specific programs, requests to establish a FERC Transmission Cost Reconciliation Rider to recover escalating transmission costs and modification to the Profit Sharing Mechanism to increase customers' share of proceeds from the benefits of owning generation and to mitigate shareholder risks associated with that generation. An evidentiary hearing ended on March 8, 2018, and the KPSC issued an order on April 13, 2018. Major components of the Order include approval of an $8.4 million increase in base rates with a return on equity at 9.725 percent based upon a capital structure of 49 percent equity on a total allocable capitalization of approximately $650 million. The Order excludes $50 million of rate base being recovered with carrying costs elsewhere (e.g., through rider mechanisms). The Order approves the Environmental Surcharge Mechanism Rider to begin recovery in June 2018 of capital-related environmental costs, including costs related to ash and ash disposal and environmental operation and maintenance expenses formerly recovered in base rates, including expenses for environmental reagents and emission allowances. The incremental revenue from this rider will be approximately $13 million on an annualized basis. The order implements the impact of the Tax Act by lowering the income tax component of the revenue requirement, flowing back protected excess deferred income taxes (EDIT) under allowable normalization rules and unprotected EDIT over 10 years. The Order settles all matters related to the Tax Act. The Order denies requests to implement riders for certain transmission costs and distribution capital investments. Duke Energy Kentucky implemented new base rates on May 1, 2018.

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
Piedmont
Tennessee Integrity Management Rider Filing
In November 2017, Piedmont filed a petition with the TPUC under the IMR mechanism to collect an additional $3.3 million in annual revenues, effective January 2018, based on the eligible capital investments for integrity and safety projects through October 31, 2017. In January 2018, Piedmont filed an amended computation under the IMR mechanism, revising the proposed increase in annual revenues to approximately $0.4 million based on the decrease in the corporate federal income tax rate effective January 1, 2018. A hearing on this matter was held on April 9, 2018, and a decision is expected mid-2018. Piedmont cannot predict the outcome of this matter.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline, LLC
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and Southern Company Gas announced the formation of Atlantic Coast Pipeline, LLC (ACP) to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline is designed to meet, in part, the needs identified by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion will build and operate the ACP pipeline and holds a leading ownership percentage in ACP of 48 percent. Duke Energy owns a 47 percent interest through its Gas Utilities and Infrastructure segment. Southern Company Gas maintains a 5 percent interest. See Note 11 for additional information related to Duke Energy's ownership interest.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

In December 2017, West Virginia issued a waiver of the state water quality permit in reliance on the U.S. Army Corps of Engineers national water quality permit and Virginia issued a conditional water quality permit subject to completion of additional studies and stormwater plans. In 2018, the FERC issued a series of Partial Notices to Proceed, which authorized the project to begin limited construction-related activities along the pipeline route, including supply header and compressors. North Carolina issued the state water quality permit in January 2018. The project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. The ACP pipeline project has a targeted in-service date of late 2019.
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
Sabal Trail Transmission, LLC
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest in Sabal Trail from Spectra Energy Partners, LP, a master limited partnership, formed by Enbridge Inc. (formerly Spectra Energy Corp.). Spectra Energy Partners, LP holds a 50 percent ownership interest in Sabal Trail and NextEra Energy has a 42.5 percent ownership interest. Sabal Trail is a joint venture to construct a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida. Total estimated project costs are approximately $3.2 billion. The Sabal Trail pipeline traverses Alabama, Georgia and Florida. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. See Note 11 for additional information related to Duke Energy's ownership interest.
On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the pipeline. The Sabal Trail pipeline received other required regulatory approvals and the Phase 1 mainline was placed in service in July 2017. On October 12, 2017, Sabal Trail filed a request with FERC to place in service a lateral line to Duke Energy Florida's Citrus County Combined Cycle facility. This request is required to support commissioning and testing activities at the facility. On March 16, 2018, FERC approved the Citrus lateral and it was placed in service.
On September 21, 2016, intervenors filed an appeal of FERC's CPCN orders to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court of Appeals). On August 22, 2017, the appeals court ruled against FERC in the case for failing to include enough information on the impact of greenhouse-gas emissions carried by the pipeline, vacated the CPCN order and remanded the case to FERC. In response to the August 2017 court decision, the FERC issued a draft Supplemental Environmental Impact Statement (SEIS) on September 27, 2017. On October 6, 2017, FERC and a group of industry intervenors, including Sabal Trail and Duke Energy Florida, filed separate petitions with the D.C. Circuit Court of Appeals requesting rehearing regarding the court's decision to vacate the CPCN order. On January 31, 2018, the D.C. Circuit Court of Appeals denied the requests for rehearing. On February 2, 2018, Sabal Trail filed a request with FERC for expedited issuance of its order on remand and reissuance of the CPCN. In the alternative, the pipeline requested that FERC issue a temporary emergency CPCN to allow for continued operations. On February 5, 2018, FERC issued the final SEIS but did not issue the order on remand. On February 6, 2018, FERC and the intervenors in this case each filed motions for stay with the D.C. Circuit Court to stay the court's mandate. The February 6, 2018, motions automatically stay the issuance of the court’s mandate until the later of seven days after the court denies the motions or the expiration of any stay granted by the court. On March 7, 2018, the D.C. Circuit Court of Appeals granted Sabal Trail’s stay request. On March 14, 2018, FERC issued its final order on remand.
Constitution Pipeline Company, LLC
Duke Energy owns a 24 percent ownership interest in Constitution, which is accounted for as an equity method investment. Constitution is a natural gas pipeline project slated to transport natural gas supplies from the Marcellus supply region in northern Pennsylvania to major northeastern markets. The pipeline will be constructed and operated by Williams Partners L.P., which has a 41 percent ownership share. The remaining interest is held by Cabot Oil and Gas Corporation and WGL Holdings, Inc. Before the permitting delays discussed below, Duke Energy's total anticipated contributions were approximately $229 million. As a result of the permitting delays and project uncertainty, total anticipated contributions by Duke Energy can no longer be reasonably estimated. Since April 2016, with the actions of the New York State Department of Environmental Conservation (NYSDEC), Constitution stopped construction and discontinued capitalization of future development costs until the project's uncertainty is resolved.
In December 2014, Constitution received approval from the FERC to construct and operate the proposed pipeline. However, on April 22, 2016, the NYSDEC denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit (U.S. Court of Appeals) challenging the legality and appropriateness of the NYSDEC’s decision and on August 18, 2017, the petition was denied in part and dismissed in part. In September 2017, Constitution filed a petition for a rehearing of portions of the decision unrelated to the water quality certification, which was denied by the U.S. Court of Appeals. In January 2018, Constitution petitioned the Supreme Court of the United States to review the U.S. Court of Appeals decision, and on April 30, 2018, the Supreme Court denied Constitution's petition. In October 2017, Constitution filed a petition for declaratory order requesting FERC to find that the NYSDEC waived its rights to issue a Section 401 water quality certification by not acting on Constitution's application within a reasonable period of time as required by statute. This petition was based on precedent established by another pipeline’s successful petition with FERC following a District of Columbia Circuit Court ruling. On January 11, 2018, FERC denied Constitution's petition. In February 2018, Constitution filed a rehearing request with FERC of its finding that the NYSDEC did not waive the Section 401 certification requirement. Constitution is currently unable to approximate an in-service date for the project due to the NYSDEC's denial of the water quality certification. The Constitution partners remain committed to the project and are evaluating next steps to move the project forward. Duke Energy cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

During the three months ended March 31, 2018, Duke Energy recorded an other-than-temporary impairment (OTTI) of $55 million within Equity in (losses) earnings of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Income. The charge represents the excess carrying value over the estimated fair value of the project, which was based on a Level 3 Fair Value measurement that was determined from the income approach using discounted cash flows. The impairment was primarily due to the recent actions taken by the courts and regulators to uphold the NYSDEC's denial of the certification and uncertainty associated with the remaining legal and regulatory challenges.
See Note 11 for additional information related to ownership interest and carrying value of the investment.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2018, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$161
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2(b)	873	104
Duke Energy Indiana
Gallagher Units 2 and 4(c)	280	126
Total Duke Energy	1,738	$391

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Florida expects to retire these coal units by the end of 2018 to comply with environmental regulations.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the settlement of Edwardsport IGCC matters.
Refer to the "Western Carolinas Modernization Plan" discussion above for details of Duke Energy Progress' planned retirements.
4. COMMITMENTS AND CONTINGENCIES
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

	Three Months Ended March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$81	$10	$15	$3	$12	$47	$5	$2
Provisions/adjustments	4	1	3	1	1	—	1	—
Cash reductions	(5)	—	(2)	(1)	(1)	(3)	—	—
Balance at end of period	$80	$11	$16	$3	$12	$44	$6	$2

	Three Months Ended March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$98	$10	$18	$3	$14	$59	$10	$1
Provisions/adjustments	6	1	—	—	1	4	(1)	1
Cash reductions	(6)	—	(1)	—	(1)	(4)	—	—
Balance at end of period	$98	$11	$17	$3	$14	$59	$9	$2
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$57
Duke Energy Carolinas	19
Duke Energy Ohio	30
Piedmont	2
LITIGATION
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Superior Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. The parties are engaged in discovery. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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
Federal Citizens Suits
On June 13, 2016, the Roanoke River Basin Association (RRBA) filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. On August 19, 2016, Duke Energy Progress filed a Motion to Dismiss. On April 26, 2017, the court entered an order dismissing four of the claims in the federal citizen suit. Two claims relating to alleged violations of National Pollutant Discharge Elimination System (NPDES) permit provisions survived the motion to dismiss, and Duke Energy Progress filed its response on May 10, 2017. Duke Energy Progress and RRBA each filed motions for summary judgment on March 23, 2018.
On May 16, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina, which asserts two claims relating to alleged violations of NPDES permit provisions at the Roxboro plant and one claim relating to the use of nearby water bodies. Duke Energy Progress and RRBA each filed motions for summary judgment on April 17, 2018.
On May 8, 2018, on motion from Duke Energy Progress, the Court ordered trial in both of the above matters to be consolidated and has set a trial date for December 3, 2018.
On June 20, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina challenging the closure plans at the Mayo Plant under the EPA CCR Rule. Duke Energy Progress filed a motion to dismiss, which was granted by the court on March 30, 2018. RRBA had until April 30, 2018 to file an appeal to the Fourth Circuit but did not do so.
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
Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from the NCDEQ advising them not to drink water from the private wells on their land tested by the NCDEQ as the samples were found to have certain substances at levels higher than the criteria set by the North Carolina Department of Health and Human Services (DHHS). Results of Comprehensive Site Assessments testing performed by Duke Energy under the Coal Ash Act have been consistent with historical data provided to state regulators over many years. The DHHS and NCDEQ sent follow-up letters on October 15, 2015, to residents near coal ash basins who had their wells tested, stating that private well samplings at a considerable distance from coal ash basins, as well as some municipal water supplies, contain similar levels of vanadium and hexavalent chromium, which led investigators to believe these constituents are naturally occurring. In March 2016, DHHS rescinded the advisories.
Duke Energy Carolinas and Duke Energy Progress have received formal demand letters from residents near Duke Energy Carolinas' and Duke Energy Progress' coal ash basins. The residents claim damages for nuisance and diminution in property value, among other things. The parties held three days of mediation discussions that ended at an impasse. On January 6, 2017, Duke Energy Carolinas and Duke Energy Progress received the plaintiffs' notice of their intent to file suits should the matter not settle. The NCDEQ preliminarily approved Duke Energy’s permanent water solution plans on January 13, 2017, and as a result shortly thereafter, Duke Energy issued a press release, providing additional details regarding the homeowner compensation package. This package consists of three components: (i) a $5,000 goodwill payment to each eligible well owner to support the transition to a new water supply, (ii) where a public water supply is available and selected by the eligible well owner, a stipend to cover 25 years of water bills and (iii) the Property Value Protection Plan. The Property Value Protection Plan is a program offered by Duke Energy designed to guarantee eligible plant neighbors the fair market value of their residential property should they decide to sell their property during the time that the plan is offered. Duke Energy Carolinas and Duke Energy Progress have recognized reserves of $16 million and $3 million, respectively.

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
On September 14, 2017, a complaint was filed against Duke Energy Progress in New Hanover County Superior Court by a group of homeowners residing approximately one mile from Duke Energy Progress' Sutton Steam Plant (Sutton). The homeowners allege that coal ash constituents have been migrating from ash impoundments at Sutton into their groundwater for decades and that in 2015, Duke Energy Progress discovered these releases of coal ash, but failed to notify any officials or neighbors and failed to take remedial action. The homeowners claim unspecified physical and mental injuries as a result of consuming their well water and seek actual damages for personal injury, medical monitoring and punitive damages. On March 6, 2018, Plaintiffs' counsel voluntarily dismissed the action without prejudice.
It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with future claims that might be made by these residents.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2018, there were 143 asserted claims for non-malignant cases with cumulative relief sought of up to $37 million, and 58 asserted claims for malignant cases with cumulative relief sought of up to $19 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $487 million at March 31, 2018, and $489 million at December 31, 2017. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2037, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2037 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $797 million in excess of the self-insured retention. Receivables for insurance recoveries were $585 million at March 31, 2018, and December 31, 2017. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On October 16, 2014, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage. Duke Energy Progress and Duke Energy Florida asserted damages for the period January 1, 2011, through December 31, 2013, of $48 million and $25 million, respectively. On November 17, 2017, the Court awarded Duke Energy Progress and Duke Energy Florida $48 million and $21 million, respectively, subject to appeal. No appeals were filed and Duke Energy Progress and Duke Energy Florida recognized the recoveries in the first quarter of 2018. Claims for all periods through 2013 have been resolved. Additional claims will be filed in 2018.
Duke Energy Progress
Gypsum Supply Agreement Matter
On June 30, 2017, CertainTeed Gypsum NC, Inc. (CertainTeed) filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. On January 29, 2018, CertainTeed filed a request to amend its Complaint and seek a preliminary injunction requiring Duke Energy Progress to provide 50,000 tons of gypsum per month through the trial date. In advance of the hearing on the Motion for Preliminary Injunction, the parties reached an agreement under which Duke Energy Progress would deliver 50,000 tons of gypsum per month through June 2018. If the Court determines that Duke Energy Progress was not obligated to provide that amount per month, CertainTeed will reimburse Duke Energy Progress. Discovery is currently underway and trial is set for July 2018. If Duke Energy Progress does not prevail at trial, Duke Energy Progress will either have to purchase additional gypsum on the open market to fulfill its contractual obligation through 2029 or pay some amount of liquidated damages. Duke Energy Progress cannot predict the outcome of this matter.

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
Westinghouse Contract Litigation
On March 28, 2014, Duke Energy Florida filed a lawsuit against Westinghouse in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under an EPC for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of an EPC contract. Duke Energy Florida recognized an exit obligation as a result of the termination of the EPC. On March 31, 2014, Westinghouse filed a separate lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania alleging damages under the same EPC contract in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee. On June 9, 2014, the judge in the North Carolina case ruled that the litigation would proceed in the Western District of North Carolina.
On July 11, 2016, Duke Energy Florida and Westinghouse filed separate Motions for Summary Judgment. On September 29, 2016, the court issued its ruling, granting Westinghouse a $30 million termination fee claim and dismissing Duke Energy Florida's $54 million refund claim. Westinghouse's claim for termination costs continued to trial. Following a trial on the matter, the court issued an order in December 2016 denying Westinghouse’s claim for termination costs and reaffirming its earlier ruling in favor of Westinghouse on the $30 million termination fee. Judgment was entered against Duke Energy Florida in the amount of approximately $34 million, which includes prejudgment interest. Westinghouse has appealed the trial court's order to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit Court) and Duke Energy Florida has cross-appealed.
On March 29, 2017, Westinghouse filed Chapter 11 bankruptcy in the Southern District of New York, which automatically stayed the appeal. On May 23, 2017, the bankruptcy court entered an order lifting the stay with respect to the appeal. Briefing of the appeal concluded on October 20, 2017. Westinghouse and Duke Energy Florida executed a settlement agreement resolving this matter on April 5, 2018, which has been filed with the bankruptcy court for approval. The settlement provides that the appeal will be dismissed and Duke Energy Florida will pay the judgment amount of approximately $34 million. This reserve is classified in Other within Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheet. In light of the settlement, the Fourth Circuit Court agreed to stay the appeal pending bankruptcy court approval of the settlement. Duke Energy cannot predict the ultimate outcome of this appeal or the bankruptcy court's approval of the pending settlement.
MGP Cost Recovery Action
On December 30, 2011, Duke Energy Florida filed a lawsuit against FirstEnergy Corp. (FirstEnergy) to recover investigation and remediation costs incurred by Duke Energy Florida in connection with the restoration of two former MGP sites in Florida. Duke Energy Florida alleged that FirstEnergy, as the successor to Associated Gas & Electric Co., owes past and future contribution and response costs of up to $43 million for the investigation and remediation of MGP sites. On December 6, 2016, the trial court entered judgment against Duke Energy Florida in the case. In January 2017, Duke Energy Florida appealed the decision to the U.S. Court of Appeals for the 6th Circuit, which affirmed the trial court's ruling on April 10, 2018. Duke Energy Florida cannot predict the outcome of this appeal.
Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.
The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters, excluding asbestos-related reserves and the exit obligation related to the termination of an EPC contract discussed above. Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Other Noncurrent Liabilities and Accounts payable and Other within Current Liabilities. The reasonably possible range of loss in excess of recorded reserves is not material, other than as described above.

(in millions)	March 31, 2018	December 31, 2017
Reserves for Legal Matters
Duke Energy	$74	$88
Duke Energy Carolinas	20	30
Progress Energy	51	55
Duke Energy Progress	10	13
Duke Energy Florida	24	24
Piedmont	2	2

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
5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2018
				Duke	Duke
	Maturity	Interest	Duke	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas
Unsecured Debt
March 2018(a)	April 2025	3.950%	$250	$250	$—
First Mortgage Bonds
March 2018(b)	March 2023	3.050%	500	—	500
March 2018(b)	March 2048	3.950%	500	—	500
Total issuances			$1,250	$250	$1,000

(a)	Debt issued to pay down short-term debt.

(b)	Debt issued to repay at maturity a $300 million first mortgage bond due April 2018, pay down intercompany short-term debt and for general corporate purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		March 31, 2018
Unsecured Debt
Duke Energy (Parent)	June 2018	6.250%		$250
Duke Energy (Parent)	June 2018	2.100%		500
Piedmont	December 2018	2.821%	(b)	250
Progress Energy	March 2019	7.050%		450
First Mortgage Bonds
Duke Energy Carolinas	April 2018	5.100%		300
Duke Energy Florida	June 2018	5.650%		500
Duke Energy Carolinas	November 2018	7.000%		500
Duke Energy Progress	January 2019	5.300%		600
Other(a)				601
Current maturities of long-term debt				$3,951
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

AVAILABLE CREDIT FACILITIES
Master Credit Facility
In January 2018, Duke Energy extended the termination date of substantially all of its existing $8 billion Master Credit Facility capacity from March 16, 2022 to March 16, 2023. In May 2018, Duke Energy completed the extension process with 100 percent of all commitments to the Master Credit Facility extending to March 16, 2023. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	March 31, 2018
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,550	$1,250	$800	$450	$600	$700
Reduction to backstop issuances
Commercial paper(b)	(2,602)	(1,281)	(340)	(464)	—	(140)	(282)	(95)
Outstanding letters of credit	(59)	(50)	(4)	(2)	(1)	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity under the Master Credit Facility	$4,758	$1,319	$956	$534	$799	$310	$237	$603

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Three-Year Revolving Credit Facility
Duke Energy (Parent) has a $1.0 billion revolving credit facility (the Three Year Revolver) through June 2020. As of March 31, 2018, $500 million has been drawn under the Three Year Revolver. This balance is classified as Long-Term Debt on Duke Energy's Condensed Consolidated Balance Sheets. Any undrawn commitments can be drawn, and borrowings can be prepaid, at any time throughout the term of the facility. The terms and conditions of the Three Year Revolver are generally consistent with those governing Duke Energy's Master Credit Facility.
6. GOODWILL
Duke Energy
The following table presents the goodwill by reportable operating segment included on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2018, and December 31, 2017.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(29)	(29)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$93	$19,396
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2018, and December 31, 2017.
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

	Three Months Ended March 31,
(in millions)	2018	2017
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$220	$221
Indemnification coverages(b)	6	6
JDA revenue(c)	34	16
JDA expense(c)	54	31
Intercompany natural gas purchases(d)	4	1
Progress Energy
Corporate governance and shared service expenses(a)	$191	$170
Indemnification coverages(b)	8	10
JDA revenue(c)	54	31
JDA expense(c)	34	16
Intercompany natural gas purchases(d)	19	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$118	$100
Indemnification coverages(b)	3	4
JDA revenue(c)	54	31
JDA expense(c)	34	16
Intercompany natural gas purchases(d)	19	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$73	$70
Indemnification coverages(b)	5	6
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$89	$92
Indemnification coverages(b)	1	1
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$101	$95
Indemnification coverages(b)	2	2
Piedmont
Corporate governance and shared service expenses(a)	$36	$5
Indemnification coverages(b)	1	1
Intercompany natural gas sales(d)	23	20

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

In addition to the amounts presented above, the Subsidiary Registrants have other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended December 31, 2017, for more information regarding the money pool. These transactions of the Subsidiary Registrants were not material for the three months ended March 31, 2018, and 2017.
As discussed in Note 11, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to Cinergy Receivables Company LLC (CRC), an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but also include a subordinated note from the affiliate for a portion of the purchase price.
Equity Method Investments
Piedmont has related party transactions as a customer of its equity method investments in natural gas storage and transportation facilities. The following table presents expenses for the three months ended March 31, 2018, and 2017, which are included in Cost of natural gas on Piedmont's Condensed Consolidated Statements of Operations and Comprehensive Income.

		Three Months Ended March 31,
(in millions)	Type of expense	2018	2017
Cardinal	Transportation Costs	$2	$2
Pine Needle	Natural Gas Storage Costs	2	2
Hardy Storage	Natural Gas Storage Costs	2	2
Total		$6	$6
Piedmont had accounts payable to its equity method investments of $2 million at March 31, 2018, and December 31, 2017, related to these transactions. These amounts are included in Accounts payable on the Condensed Consolidated Balance Sheets.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2018
Intercompany income tax receivable	$—	$183	$13	$9	$—	$—	$—
Intercompany income tax payable	9	—	—	—	3	18	43

December 31, 2017
Intercompany income tax receivable	$—	$168	$—	$44	$22	$—	$7
Intercompany income tax payable	44	—	21	—	—	35	—
8. DERIVATIVES AND HEDGING
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three months ended March 31, 2018 and 2017 were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business.
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
The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	March 31, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$660	$—	$—	$—	$—	$—
Undesignated contracts	527	—	500	250	250	27
Total notional amount	$1,187	$—	$500	$250	$250	$27

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$660	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,587	$400	$500	$250	$250	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $660 million as of March 31, 2018, and December 31, 2017.
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

	March 31, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	16	—	—	—	—	16	—
Natural gas (millions of dekatherms)	765	110	179	149	30	2	474

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	34	—	—	—	—	34	—
Natural gas (millions of dekatherms)	770	105	183	133	50	2	480

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

Derivative Assets	March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$14	$2	$3	$2	$1	$1	$7	$1
Noncurrent	1	—	—	—	—	—	—	—
Total Derivative Assets – Commodity Contracts	$15	$2	$3	$2	$1	$1	$7	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$22	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$37	$2	$3	$2	$1	$1	$7	$1

Derivative Liabilities	March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$26	$5	$8	$6	$3	$—	$—	$13
Noncurrent	140	6	15	6	—	—	—	119
Total Derivative Liabilities – Commodity Contracts	$166	$11	$23	$12	$3	$—	$—	$132
Interest Rate Contracts
Designated as Hedging Instruments
Current	$4	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	3	—	3	2	1	—	—	—
Noncurrent	14	—	11	7	3	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$24	$—	$14	$9	$4	$4	$—	$—
Total Derivative Liabilities	$190	$11	$37	$21	$7	$4	$—	$132

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Derivative Assets	March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$15	$2	$3	$2	$1	$1	$7	$1
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$13	$1	$2	$1	$1	$1	$7	$1
Noncurrent
Gross amounts recognized	$22	$—	$—	$—	$—	$—	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$22	$—	$—	$—	$—	$—	$—	$—

Derivative Liabilities	March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$33	$5	$11	$8	$4	$—	$—	$13
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$29	$3	$9	$6	$4	$—	$—	$13
Noncurrent
Gross amounts recognized	$157	$6	$26	$13	$3	$4	$—	$119
Gross amounts offset	(1)	—	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$156	$6	$25	$12	$3	$4	$—	$119

Derivative Assets	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$35	$2	$2	$1	$1	$1	$27	$2
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$35	$2	$2	$1	$1	$1	$27	$2
Noncurrent
Gross amounts recognized	$16	$—	$1	$1	$—	$—	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$—	$1	$1	$—	$—	$—	$—

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

	March 31, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$30	$10	$20	$18	$2
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	30	10	20	18	2

	December 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$59	$35	$25	$15	$10
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	59	35	25	15	10
The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative and cash collateral must be executed with the same counterparty under the same master netting arrangement.
9. INVESTMENTS IN DEBT AND EQUITY SECURITIES
Duke Energy’s investments in debt and equity securities are primarily comprised of investments held in (i) the nuclear decommissioning trust fund (NDTF) at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to Other Post-Retirement Benefit Obligations (OPEB) plans and (iii) Bison. The Duke Energy Registrants classify investments in debt securities as available-for-sale (AFS) and investments in equity securities as fair value through net income (FV-NI).
For investments in debt securities classified as AFS, the unrealized gains and losses are included in other comprehensive income until realized, at which time, they are reported through net income. For investments in equity securities classified as FV-NI, both realized and unrealized gains and losses are reported through net income. Substantially all of Duke Energy’s investments in debt and equity securities qualify for regulatory accounting, and accordingly, all associated realized and unrealized gains and losses on these investments are deferred as a regulatory asset or liability.
Duke Energy classifies the majority of investments in debt and equity securities as long term, unless otherwise noted.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Investment Trusts
The investments within the NDTF investments and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt securities within the Investment Trusts are considered OTTIs and are recognized immediately and deferred to regulatory accounts where appropriate.
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2018, and December 31, 2017.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$143	$—	$—	$115
Equity securities	2,751	38	4,857	2,805	27	4,914
Corporate debt securities	7	8	549	17	2	570
Municipal bonds	1	5	333	4	3	344
U.S. government bonds	6	18	1,014	11	7	1,027
Other debt securities	—	2	130	—	1	118
Total NDTF Investments	$2,765	$71	$7,026	$2,837	$40	$7,088
Other Investments
Cash and cash equivalents	$—	$—	$15	$—	$—	$15
Equity securities	57	—	130	59	—	123
Corporate debt securities	—	1	64	1	—	57
Municipal bonds	1	1	80	2	1	83
U.S. government bonds	—	1	51	—	—	41
Other debt securities	—	—	48	—	1	44
Total Other Investments	$58	$3	$388	$62	$2	$363
Total Investments	$2,823	$74	$7,414	$2,899	$42	$7,451

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2018
Due in one year or less	$100
Due after one through five years	535
Due after five through 10 years	530
Due after 10 years	1,104
Total	$2,269

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2018 and from sales of AFS securities for the three months ended March 31, 2017 were as follows.

Three Months Ended
(in millions)	March 31, 2018
FV-NI:
Realized gains	$19
Realized losses	13
AFS:
Realized gains	5
Realized losses	13

Three Months Ended
(in millions)	March 31, 2017
Realized gains	$93
Realized losses	62
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$50	$—	$—	$32
Equity securities	1,502	20	2,669	1,531	12	2,692
Corporate debt securities	3	5	333	9	2	359
Municipal bonds	—	1	69	—	1	60
U.S. government bonds	2	11	494	3	4	503
Other debt securities	—	2	122	—	1	112
Total NDTF Investments	$1,507	$39	$3,737	$1,543	$20	$3,758

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2018
Due in one year or less	$11
Due after one through five years	178
Due after five through 10 years	285
Due after 10 years	544
Total	$1,018

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2018 and from sales of AFS securities for the three months ended March 31, 2017 were as follows.

Three Months Ended
(in millions)	March 31, 2018
FV-NI:
Realized gains	$10
Realized losses	5
AFS:
Realized gains	5
Realized losses	10

Three Months Ended
(in millions)	March 31, 2017
Realized gains	$66
Realized losses	40
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$93	$—	$—	$83
Equity securities	1,249	18	2,188	1,274	15	2,222
Corporate debt securities	4	3	216	8	—	211
Municipal bonds	1	4	264	4	2	284
U.S. government bonds	4	7	520	8	3	524
Other debt securities	—	—	8	—	—	6
Total NDTF Investments	$1,258	$32	$3,289	$1,294	$20	$3,330
Other Investments
Cash and cash equivalents	$—	$—	$10	$—	$—	$12
Municipal bonds	1	—	47	2	—	47
Total Other Investments	$1	$—	$57	$2	$—	$59
Total Investments	$1,259	$32	$3,346	$1,296	$20	$3,389

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2018
Due in one year or less	$75
Due after one through five years	300
Due after five through 10 years	198
Due after 10 years	482
Total	$1,055

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2018 and from sales of AFS securities for the three months ended March 31, 2017 were as follows.

Three Months Ended
(in millions)	March 31, 2018
FV-NI:
Realized gains	$9
Realized losses	8
AFS:
Realized losses	3

Three Months Ended
(in millions)	March 31, 2017
Realized gains	$27
Realized losses	21
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$59	$—	$—	$50
Equity securities	959	14	1,765	980	12	1,795
Corporate debt securities	3	2	153	6	—	149
Municipal bonds	1	4	263	4	2	283
U.S. government bonds	3	5	326	5	2	310
Other debt securities	—	—	5	—	—	4
Total NDTF Investments	$966	$25	$2,571	$995	$16	$2,591
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments	$—	$—	$1	$—	$—	$1
Total Investments	$966	$25	$2,572	$995	$16	$2,592

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2018
Due in one year or less	$19
Due after one through five years	216
Due after five through 10 years	144
Due after 10 years	368
Total	$747

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2018 and from sales of AFS securities for the three months ended March 31, 2017 were as follows.

Three Months Ended
(in millions)	March 31, 2018
FV-NI:
Realized gains	$8
Realized losses	8
AFS:
Realized losses	2

Three Months Ended
(in millions)	March 31, 2017
Realized gains	$24
Realized losses	19
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$34	$—	$—	$33
Equity securities	290	4	423	294	3	427
Corporate debt securities	1	1	63	2	—	62
Municipal bonds	—	—	1	—	—	1
U.S. government bonds	1	2	194	3	1	214
Other debt securities	—	—	3	—	—	2
Total NDTF Investments(b)	$292	$7	$718	$299	$4	$739
Other Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$1
Municipal bonds	1	—	47	2	—	47
Total Other Investments	$1	$—	$47	$2	$—	$48
Total Investments	$293	$7	$765	$301	$4	$787

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

(b)
During the three months ended March 31, 2018, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3 nuclear plant.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2018
Due in one year or less	$56
Due after one through five years	84
Due after five through 10 years	54
Due after 10 years	114
Total	$308

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2018 and from sales of AFS securities for the three months ended March 31, 2017 were as follows.

Three Months Ended
(in millions)	March 31, 2018
FV-NI:
Realized gains	$1
AFS:
Realized losses	1

Three Months Ended
(in millions)	March 31, 2017
Realized gains	$3
Realized losses	2
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	March 31, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$48	$—	$96	$49	$—	$97
Corporate debt securities	—	—	5	—	—	3
Municipal bonds	—	1	26	—	1	28
Total Investments	$48	$1	$127	$49	$1	$128

(a)
Realized and unrealized gains and losses where regulatory accounting is applied are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2018
Due in one year or less	$3
Due after one through five years	15
Due after five through 10 years	6
Due after 10 years	7
Total	$31
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2018, and from sales of AFS securities for the three months ended March 31, 2017, were insignificant.
10. FAIR VALUE MEASUREMENTS
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
Not Categorized – Certain investments are not categorized within the Fair Value hierarchy. These investments are measured at fair value using the net asset value (NAV) per share practical expedient. The NAV is derived based on the investment cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.
Fair value accounting guidance permits entities to elect to measure certain financial instruments that are not required to be accounted for at fair value, such as equity method investments or the company’s own debt, at fair value. The Duke Energy Registrants have not elected to record any of these items at fair value.
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three months ended March 31, 2018, and 2017.
Valuation methods of the primary fair value measurements disclosed below are as follows.
Investments in equity securities
The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as New York Stock Exchange and Nasdaq Stock Market. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements.
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
Other fair value considerations
See Note 11 in Duke Energy's Annual Report on Form 10-K/A for the year ended December 31, 2017, for a discussion of the valuation of goodwill and intangible assets.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the tables below for all Duke Energy Registrants exclude cash collateral, which is disclosed in Note 8. See Note 9 for additional information related to investments by major security type for the Duke Energy Registrants.

	March 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,857	$4,785	$—	$—	$72
NDTF debt securities	2,169	633	1,536	—	—
Other equity securities	130	130	—	—	—
Other debt securities	258	66	192	—	—
Derivative assets	37	2	27	8	—
Total assets	7,451	5,616	1,755	8	72
Derivative liabilities	(190)	(1)	(57)	(132)	—
Net assets (liabilities)	$7,261	$5,615	$1,698	$(124)	$72

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,914	$4,840	$—	$—	$74
NDTF debt securities	2,174	635	1,539	—	—
Other equity securities	123	123	—	—	—
Other debt securities	241	57	184	—	—
Derivative assets	51	3	20	28	—
Total assets	7,503	5,658	1,743	28	74
Derivative liabilities	(230)	(2)	(86)	(142)	—
Net assets (liabilities)	$7,273	$5,656	$1,657	$(114)	$74
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

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$—	$(114)	$(114)	$5	$(166)	$(161)
Purchases, sales, issuances and settlements:
Settlements	—	(14)	(14)	—	(9)	(9)
Total gains included on the Condensed Consolidated Balance Sheet	—	4	4	—	40	40
Balance at end of period	$—	$(124)	$(124)	$5	$(135)	$(130)

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

	March 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,669	$2,597	$—	$72
NDTF debt securities	1,068	209	859	—
Derivative assets	2	—	2	—
Total assets	3,739	2,806	861	72
Derivative liabilities	(11)	(1)	(10)	—
Net assets	$3,728	$2,805	$851	$72

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,692	$2,618	$—	$74
NDTF debt securities	1,066	204	862	—
Derivative assets	2	—	2	—
Total assets	3,760	2,822	864	74
Derivative liabilities	(35)	(1)	(34)	—
Net assets	$3,725	$2,821	$830	$74
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,188	$2,188	$—
NDTF debt securities	1,101	424	677
Other debt securities	57	10	47
Derivative assets	3	—	3
Total assets	3,349	2,622	727
Derivative liabilities	(37)	(1)	(36)
Net assets	$3,312	$2,621	$691

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,222	$2,222	$—
NDTF debt securities	1,108	431	677
Other debt securities	59	12	47
Derivative assets	3	1	2
Total assets	3,392	2,666	726
Derivative liabilities	(36)	(1)	(35)
Net assets	$3,356	$2,665	$691

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

	March 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,765	$1,765	$—
NDTF debt securities	806	254	552
Other debt securities	1	1	—
Derivative assets	2	—	2
Total assets	2,574	2,020	554
Derivative liabilities	(21)	(1)	(20)
Net assets	$2,553	$2,019	$534

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,795	$1,795	$—
NDTF debt securities	796	243	553
Other debt securities	1	1	—
Derivative assets	2	1	1
Total assets	2,594	2,040	554
Derivative liabilities	(18)	(1)	(17)
Net assets	$2,576	$2,039	$537
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$423	$423	$—
NDTF debt securities	295	170	125
Other debt securities	47	—	47
Derivative assets	1	—	1
Total assets	766	593	173
Derivative liabilities	(7)	—	(7)
Net assets	$759	$593	$166

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$427	$427	$—
NDTF debt securities	312	188	124
Other debt securities	48	1	47
Derivative assets	1	—	1
Total assets	788	616	172
Derivative liabilities	(12)	—	(12)
Net assets	$776	$616	$160

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

	March 31, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 2	Level 3	Total Fair Value	Level 2	Level 3
Derivative assets	$1	$—	$1	$1	$—	$1
Derivative liabilities	(4)	(4)	—	(5)	(5)	—
Net (liabilities) assets	$(3)	$(4)	$1	$(4)	$(5)	$1
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2018	2017
Balance at beginning of period	$1	$5
Purchases, sales, issuances and settlements:
Settlements	—	(1)
Total losses included on the Condensed Consolidated Balance Sheet	—	(3)
Balance at end of period	$1	$1
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$96	$96	$—	$—
Other debt securities	31	—	31	—
Derivative assets	7	—	—	7
Total assets	134	96	31	7
Derivative liabilities	—	—	—	—
Net assets	$134	$96	$31	$7

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$97	$97	$—	$—
Other debt securities	31	—	31	—
Derivative assets	27	—	—	27
Total assets	155	97	31	27
Derivative liabilities	—	—	—	—
Net assets	$155	$97	$31	$27

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

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2018	2017
Balance at beginning of period	$27	$16
Purchases, sales, issuances and settlements:
Settlements	(14)	(7)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(6)	—
Balance at end of period	$7	$9
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2018
(in millions)	Total Fair Value	Level 1	Level 3
Derivative assets	$1	$1	$—
Derivative liabilities	(132)	—	(132)
Net (liabilities) assets	$(131)	$1	$(132)

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 3
Other debt securities	$1	$1	$—
Derivative assets	2	2	—
Total assets	3	3	—
Derivative liabilities	(142)	—	(142)
Net (liabilities) assets	$(139)	$3	$(142)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2018	2017
Balance at beginning of period	$(142)	$(187)
Total gains and settlements	10	42
Balance at end of period	$(132)	$(145)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2018
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
Financial Transmission Rights (FTRs)	$1	RTO auction pricing	FTR price – per megawatt-hour (MWh)	$—	-	$2.88
Duke Energy Indiana
FTRs	7	RTO auction pricing	FTR price – per MWh	(5.09)	-	7.58
Piedmont
Natural gas contracts	(132)	Discounted cash flow	Forward natural gas curves – price per million British thermal unit (MMBtu)	2.15	-	3.65
Duke Energy
Total Level 3 derivatives	$(124)

	December 31, 2017
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$0.07	-	$1.41
Duke Energy Indiana
FTRs	27	RTO auction pricing	FTR price – per MWh	(0.77)	-	7.44
Piedmont
Natural gas contracts	(142)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.10	-	2.88
Duke Energy
Total Level 3 derivatives	$(114)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2018		December 31, 2017
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$52,981	$54,383	$52,279	$55,331
Duke Energy Carolinas	10,694	11,556	10,103	11,372
Progress Energy	17,757	19,270	17,837	20,000
Duke Energy Progress	7,357	7,687	7,357	7,992
Duke Energy Florida	7,015	7,632	7,095	7,953
Duke Energy Ohio	2,067	2,217	2,067	2,249
Duke Energy Indiana	3,782	4,322	3,783	4,464
Piedmont	2,037	2,209	2,037	2,209
At both March 31, 2018, and December 31, 2017, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2018, and the year ended December 31, 2017, or is expected to be provided in the future, that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	December 2020	December 2020	February 2021	April 2019	(a)
Credit facility amount	$325	$450	$300	$225
Amounts borrowed at March 31, 2018	325	450	300	225
Amounts borrowed at December 31, 2017	325	450	300	225
Restricted Receivables at March 31, 2018	504	634	497	313
Restricted Receivables at December 31, 2017	545	640	459	317
(a)    In April 2018, the credit facility was extended through April 2021.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

In June 2016, DEFPF issued senior secured bonds and used the proceeds to acquire nuclear asset-recovery property from Duke Energy Florida. The nuclear asset-recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable nuclear asset-recovery charge from all Duke Energy Florida retail customers until the bonds are paid in full and all financing costs have been recovered. The nuclear asset-recovery bonds are secured by the nuclear asset-recovery property, and cash collections from the nuclear asset-recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Florida.
DEFPF is considered a VIE primarily because the equity capitalization is insufficient to support its operations. Duke Energy Florida has the power to direct the significant activities of the VIE as described above, and therefore Duke Energy Florida is considered the primary beneficiary and consolidates DEFPF.
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2018	December 31, 2017
Receivables of VIEs	$4	$4
Regulatory Assets: Current	51	51
Current Assets: Other	13	40
Other Noncurrent Assets: Regulatory assets	1,082	1,091
Current Liabilities: Other	3	10
Current maturities of long-term debt	53	53
Long-Term Debt	1,136	1,164
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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to renewables VIEs.

(in millions)	March 31, 2018	December 31, 2017
Current Assets: Other	$217	$174
Property, plant and equipment, cost	4,017	3,923
Other Noncurrent Assets: Other	227	50
Accumulated depreciation and amortization	(626)	(591)
Current maturities of long-term debt	171	170
Long-Term Debt	1,700	1,700
Other Noncurrent Liabilities: Deferred income taxes	—	(148)
Other Noncurrent Liabilities: Other	236	241
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	March 31, 2018
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$65	$86
Investments in equity method unconsolidated affiliates	723	183	45	951	—	—
Other noncurrent assets	17	—	—	17	—	—
Total assets	$740	$183	$45	$968	$65	$86
Taxes accrued	(29)	—	—	(29)	—	—
Other current liabilities	—	—	3	3	—	—
Deferred income taxes	32	—	—	32	—	—
Other noncurrent liabilities	8	—	12	20	—	—
Total liabilities	$11	$—	$15	$26	$—	$—
Net assets	$729	$183	$30	$942	$65	$86

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
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, some of which are reflected in the table above as Other noncurrent liabilities. For more information on various guarantees, refer to Note 4.
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
The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	March 31,	December 31,
Entity Name	Interest	2018	2017
ACP	47%	$474	$397
Sabal Trail	7.5%	223	219
Constitution(a)	24%	26	81
Total		$723	$697

(a)
During the three months ended March 31, 2018, Duke Energy recorded an OTTI of $55 million related to Constitution within Equity in (losses) earnings of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Income. See Note 3 for additional information.

In 2017, ACP executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is limited to 47 percent of the outstanding borrowings under the credit facility, which was $346 million as of March 31, 2018.
On April 30, 2018, Sabal Trail closed on a $1.5 billion offering of senior notes. The notes were issued in three tranches due in 2028, 2038 and 2048. Duke Energy received $112 million of net proceeds as a result of the offering. As a result of the financing, Sabal Trail has sufficient equity to finance its own activities without additional subordinated financial support from other parties and will no longer be considered a VIE.

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE due to OVEC having insufficient equity to finance its activities without subordinated financial support. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. On March 31, 2018, FirstEnergy Solutions (FES), a subsidiary of FirstEnergy and counterparty to the ICPA, filed for Chapter 11 bankruptcy. FES has a power participation ratio of 4.85 percent. Duke Energy Ohio cannot predict the impact of the bankruptcy on its OVEC interests. In addition, certain proposed environmental rulemaking could result in future increased cost allocations.
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2018	2017	2018	2017
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	2.6%	2.1%	2.6%	2.1%
Receivable turnover rate	13.6%	13.5%	10.8%	10.7%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Receivables sold	$249	$273	$297	$312
Less: Retained interests	65	87	86	106
Net receivables sold	$184	$186	$211	$206
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2018	2017	2018	2017
Sales
Receivables sold	$567	$533	$694	$664
Loss recognized on sale	3	2	3	3
Cash flows
Cash proceeds from receivables sold	$585	$559	$711	$693
Return received on retained interests	2	1	2	2
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
12. REVENUE
As described in Note 1, Duke Energy adopted Revenue from Contracts with Customers effective January 1, 2018, using the modified retrospective method of adoption which does not require restatement of prior year reported results. No cumulative effect adjustment was recorded as the vast majority of Duke Energy’s revenues are at-will and without a defined contractual term. Additionally, comparative disclosures for 2018 operating results with the previous revenue recognition rules are not applicable as Duke Energy’s revenue recognition has not materially changed as a result of the new standard.
Duke Energy recognizes revenue consistent with amounts billed under tariff offerings or at contractually agreed upon rates based on actual physical delivery of electric or natural gas service, including estimated volumes delivered when billings have not yet occurred. As such, the majority of Duke Energy’s revenues have fixed pricing based on the contractual terms of the published tariffs, with variability in expected cash flows attributable to the customer’s volumetric demand and ultimate quantities of energy or natural gas supplied and used during the billing period. The stand-alone selling price of related sales are designed to support recovery of prudently incurred costs and an appropriate return on invested assets and are primarily governed by published tariff rates or contractual agreements approved by relevant regulatory bodies. As described in Note 1, certain excise taxes and franchise fees levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis as part of revenues. Duke Energy elects to account for all other taxes net of revenues.
Performance obligations are satisfied over time as energy or natural gas is delivered and consumed with billings generally occurring monthly and related payments due within 30 days, depending on regulatory requirements. In no event does the timing between payment and delivery of the goods and services exceed one year. Using this output method for revenue recognition provides a faithful depiction of the transfer of electric and natural gas service as customers obtain control of the commodity and benefit from its use at delivery. Additionally, Duke Energy has an enforceable right to consideration for energy or natural gas delivered at any discrete point in time, and will recognize revenue at an amount that reflects the consideration to which Duke Energy is entitled for the energy or natural gas delivered.
As described above, the majority of Duke Energy’s tariff revenues are at-will and, as such, related contracts with customers have an expected duration of one year or less and will not have future performance obligations for disclosure. Additionally, other long-term revenue streams, including wholesale contracts, generally provide services that are part of a single performance obligation, the delivery of electricity or natural gas. As such, other than material fixed consideration under long-term contract, related disclosures for future performance obligations are also not applicable.
Duke Energy earns substantially all of its revenues through its reportable segments, Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables.
Electric Utilities and Infrastructure
Electric Utilities and Infrastructure earns the majority of its revenues through retail and wholesale electric service through the generation, transmission, distribution and sale of electricity. Duke Energy generally provides retail and wholesale electric service customers with their full electric load requirements or with supplemental load requirements when the customer has other sources of electricity.
Retail electric service is generally marketed throughout Duke Energy's electric service territory through standard service offers. The standard service offers are through tariffs determined by regulators in Duke Energy's regulated service territory. Each tariff, which is assigned to customers based on customer class, has multiple components such as an energy charge, a demand charge, a basic facilities charge, and applicable riders. Duke Energy considers each of these components to be aggregated into a single performance obligation for providing electric service, or in the case of distribution only customers in Duke Energy Ohio, for delivering electricity. Electricity is considered a single performance obligation satisfied over time consistent with the series guidance and is provided and consumed over the billing period (generally one month). Retail electric service is typically provided to at-will customers that can cancel service at any time, without a substantive penalty. Additionally, Duke Energy adheres to applicable regulatory requirements in each jurisdiction to ensure the collectability of amounts billed and appropriate mitigating procedures are followed when necessary. As such, revenue from contracts with customers for such contracts is equivalent to the electricity supplied and billed in that period (including estimated billings).
Wholesale electric service is generally provided under long-term contracts using cost-based pricing. FERC regulates costs that may be recovered from customers and the amount of return companies are permitted to earn. Wholesale contracts include both energy and demand charges. For full requirements contracts, Duke Energy considers both charges as a single performance obligation for providing integrated electric service. For contracts where energy and demand charges are considered separate performance obligations, energy and demand are each a distinct performance obligation under the series guidance and are satisfied as energy is delivered and stand-ready service is provided on a monthly basis. This service represents consumption over the billing period and revenue is recognized consistent with billings and unbilled estimates, which generally occur monthly. Contractual amounts owed are typically trued up annually based upon incurred costs in accordance with FERC published filings and the specific customer’s actual peak demand. Estimates of variable consideration related to potential additional billings or refunds owed are updated quarterly.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The majority of wholesale revenues are full requirements contracts where the customers purchase the substantial majority of their energy needs and do not have a fixed quantity of contractually required energy or capacity. As such, related forecasted revenues are considered optional purchases. Supplemental requirements contracts that include contracted blocks of energy and capacity at contractually fixed prices have the following estimated remaining performance obligations:

	Remaining Performance Obligations
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Progress Energy	$69	$112	$121	$80	$82	$81	$545
Duke Energy Progress	7	9	9	9	9	18	61
Duke Energy Florida	62	103	112	71	73	63	484
Duke Energy Indiana	6	9	10	5	—	—	30
Revenues for block sales are recognized monthly as energy is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates.
Gas Utilities and Infrastructure
Gas Utilities and Infrastructure earns its revenue through retail and wholesale natural gas service through the transportation, distribution and sale of natural gas. Duke Energy generally provides retail and wholesale natural gas service customers with all natural gas load requirements. Additionally, while natural gas can be stored, substantially all natural gas provided by Duke Energy is consumed by customers simultaneously with receipt of delivery.
Retail natural gas service is marketed throughout Duke Energy's natural gas service territory using published tariff rates. The tariff rates are established by regulators in Duke Energy's service territories. Each tariff, which is assigned to customers based on customer class, have multiple components, such as a commodity charge, demand charge, customer or monthly charge, and transportation costs. Duke Energy considers each of these components to be aggregated into a single performance obligation for providing natural gas service. For contracts where Duke Energy provides all of the customer’s natural gas needs, the delivery of natural gas is considered a single performance obligation satisfied over time, and revenue is recognized monthly based on billings and unbilled estimates as service is provided and the commodity is consumed over the billing period. Additionally, natural gas service is typically at-will and customers can cancel service at any time, without a substantive penalty. Duke Energy also adheres to applicable regulatory requirements to ensure the collectability of amounts billed and receivable and appropriate mitigating procedures are followed when necessary.
Certain long-term individually negotiated contracts exist to provide natural gas service. These contracts are regulated and approved by state commissions. The negotiated contracts have multiple components, including a natural gas and a demand charge, similar to retail natural gas contracts. Duke Energy considers each of these components to be a single performance obligation for providing natural gas service. This service represents consumption over the billing period, generally one month.
Fixed capacity payments under long-term contracts for the Gas segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations are as follows:

	Remaining Performance Obligations
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Piedmont	$55	$72	$70	$65	$64	$482	$808
Commercial Renewables
Commercial Renewables earns the majority of its revenues through long-term PPAs and generally sells all of its wind and solar facility output, electricity and Renewable Energy Credits (RECs) to customers. The majority of these PPAs have historically been accounted for as leases. For PPAs that are not accounted for as leases, the delivery of electricity and the delivery of RECs are considered separate performance obligations.
The delivery of electricity is a performance obligation satisfied over time and represents generation and consumption of the electricity over the billing period, generally one month. The delivery of RECs is a performance obligation satisfied at a point in time and represents delivery of each REC generated by the wind or solar facility. The majority of self-generated RECs are bundled with energy in Duke Energy’s contracts and, as such, related revenues are recognized as energy is generated and delivered as that pattern is consistent with Duke Energy’s performance. Commercial Renewables recognizes revenue based on the energy generated and billed for the period, generally one month, at contractual rates (including estimated billings) according to the invoice practical expedient. Amounts are typically due within 30 days of invoice.
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Disaggregated Revenues
For the Electric and Gas segments, revenue by customer class is most meaningful to Duke Energy as each respective customer class collectively represents unique customer expectations of service, generally has different energy and demand requirements, and operates under tailored, regulatory approved pricing structures. Additionally, each customer class is impacted differently by weather and a variety of economic factors including the level of population growth, economic investment, employment levels, and regulatory activities in each of Duke Energy’s jurisdictions. As such, analyzing revenues disaggregated by customer class allows Duke Energy to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For the Commercial Renewables segment, the majority of revenues from contracts with customers are from selling all of the unit-contingent output at contractually defined pricing under long-term PPAs with consistent expectations regarding the timing and certainty of cash flows. Disaggregated revenues are presented as follows:

	Three Months Ended March 31, 2018
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,350	$781	$1,112	$516	$595	$180	$278	$—
General	1,375	472	631	299	333	96	178	—
Industrial	664	255	208	145	62	30	173	—
Wholesale	633	119	446	397	50	—	68	—
Other revenues	139	67	129	85	43	14	17	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,161	$1,694	$2,526	$1,442	$1,083	$320	$714	$—

Gas Utilities and Infrastructure
Residential	$413	$—	$—	$—	$—	$111	$—	$302
Commercial	201	—	—	—	—	49	—	152
Industrial	48	—	—	—	—	7	—	41
Power Generation	—	—	—	—	—	—	—	13
Other revenues	55	—	—	—	—	6	—	49
Total Gas Utilities and Infrastructure revenue from contracts with customers	$717	$—	$—	$—	$—	$173	$—	$557

Commercial Renewables
Revenue from contracts with customers	$33	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$17	$—	$—	$—	$—	$14	$—	$—

Total revenue from contracts with customers	$5,928	$1,694	$2,526	$1,442	$1,083	$507	$714	$557

Other revenue sources (a)	$207	$69	$50	$18	$32	$17	$17	$(4)
Total revenues	$6,135	$1,763	$2,576	$1,460	$1,115	$524	$731	$553
(a) Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Piedmont has regulatory mechanisms that periodically provide rate adjustments to refund any over-collection or to recover any under-collection of margin.
IMPACT OF WEATHER AND THE TIMING OF BILLING PERIODS
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The estimated impact of weather on earnings for Electric Utilities and Infrastructure is based on the temperature variances from a normal condition and customers' historic usage patterns. The methodology used to estimate the impact of weather does not consider all variables that may impact customer response to weather conditions, such as humidity in the summer or wind chill in the winter. The precision of this estimate may also be impacted by applying long-term weather trends to shorter-term periods.
Gas Utilities and Infrastructure's costs and revenues are influenced by seasonal patterns due to peak natural gas sales occurring during the winter months as a result of space heating requirements. Residential customers are the most impacted by weather. There are certain regulatory mechanisms for the North Carolina, South Carolina, Tennessee, and Ohio service territories that normalize the margins collected from certain customer classes during the winter. In North Carolina, rate design provides protection from both weather and other usage variations such as conservation, while South Carolina and Tennessee revenues are adjusted solely based on weather. Ohio primarily employs a fixed charge each month regardless of the season and usage.
UNBILLED REVENUE
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

(in millions)	March 31, 2018	December 31, 2017
Duke Energy	$823	$944
Duke Energy Carolinas	310	342
Progress Energy	237	228
Duke Energy Progress	167	143
Duke Energy Florida	70	85
Duke Energy Ohio	2	4
Duke Energy Indiana	24	21
Piedmont	45	86
Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC and accounts for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 11 for further information. These receivables for unbilled revenues are shown in the table below.

(in millions)	March 31, 2018	December 31, 2017
Duke Energy Ohio	$67	$104
Duke Energy Indiana	108	132
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

	Three Months Ended March 31,
(in millions, except per-share amounts)	2018	2017
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$619	$715
Weighted average shares outstanding – basic	701	700
Weighted average shares outstanding – diluted	701	700
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$0.88	$1.02
Diluted	$0.88	$1.02
Potentially dilutive items excluded from the calculation(a)	2	2
Dividends declared per common share	$0.89	$0.855

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Equity Forwards
On February 20, 2018, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (the EDA) under which it may sell up to $1 billion of its common stock through an at-the-market offering program, including an equity forward sales component. The EDA was entered into with Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities LLC (the Agents). Under the terms of the EDA, Duke Energy may issue and sell, through either of the Agents, shares of common stock through September 23, 2019. There were no transactions under the EDA during the three months ended March 31, 2018.
Separately, in March 2018, Duke Energy marketed an equity offering of 21.3 million shares of common stock through an Underwriting Agreement with Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Barclays Capital Inc. and Goldman Sachs & Co. LLC, as representatives of several underwriters, Credit Suisse Capital LLC and J.P. Morgan Securities LLC as Forward Sellers, and Credit Suisse Capital LLC and JPMorgan Chase National Bank Associate, acting as forward purchasers. In connection with the offering, Duke Energy entered into equity forward sale agreements with Credit Suisse Securities (USA) LLC as Agent for Credit Suisse Capital LLC and J.P. Morgan Chase Bank, National Association. No amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to the equity offering until settlements of the Equity Forwards occur, which is expected by December 31, 2018. The Equity Forwards require Duke Energy to either physically settle the transactions by issuing 21.3 million shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $74.07 per share), or net settle in whole or in part through the delivery or receipt of cash or shares. If Duke Energy had elected to net share settle the contract as of March 31, 2018, Duke Energy would have been required to deliver 0.9 million shares. The initial forward sale price will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreement. Until settlement of the Equity Forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Duke Energy's stock is higher than the average forward sales price.
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

	Three Months Ended
	March 31,
(in millions)	2018	2017
Restricted stock unit awards	$10	$8
Performance awards	7	7
Pretax stock-based compensation cost	$17	$15
Tax benefit associated with stock-based compensation expense	$4	$5
Stock-based compensation costs capitalized	1	1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants' contributions to its qualified defined benefit pension plans.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Total anticipated 2018 contributions	$148	$46	$45	$25	$20	$—	$8	$7
Contributions made during the three months ended March 31, 2018	141	46	45	25	20	—	8	—
Remaining estimated 2018 contributions	$7	$—	$—	$—	$—	$—	$—	$7
Duke Energy did not make any contributions to its qualified defined benefit pension plans during the three months ended March 31, 2017.
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.
Components of Net Periodic Benefit Costs
The tables below present total net periodic benefit costs prior to capitalization of amounts reflected as Net property, plant and equipment on the Condensed Consolidated Balance Sheets. Only the service cost component of net periodic benefit costs is eligible to be capitalized. The remaining non-capitalized portions of net periodic benefit costs are classified as either: (1) service cost, which is recorded in Operations, maintenance and other on the Condensed Consolidated Statements of Operations; or as (2) components of non-service cost, which is recorded in Other income and expenses, net on the Condensed Consolidated Statements of Operations. See Note 1 for further information on impacts of the retirement benefits accounting standard adopted by Duke Energy on January 1, 2018.
Pension and other post-retirement benefit costs presented in the tables below for the Subsidiary Registrants are amounts allocated from Duke Energy for the employees of the respective Subsidiary Registrants. The Condensed Consolidated Statements of Operations of the Subsidiary Registrants also include allocated net periodic benefit costs for their proportionate share of pension and post-retirement benefit costs related to employees of the Duke Energy shared services affiliate. However, in the tables below these amounts are only presented in the Duke Energy column. For additional information on the corporate governance and shared service expenses allocated from the Duke Energy shared service affiliate, see Note 7.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$45	$15	$13	$7	$5	$1	$2	$2
Interest cost on projected benefit obligation	75	18	24	11	13	5	6	3
Expected return on plan assets	(140)	(37)	(45)	(21)	(23)	(7)	(10)	(6)
Amortization of actuarial loss	33	7	11	5	6	1	2	3
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(3)
Net periodic pension costs	$5	$1	$2	$2	$1	$—	$—	$(1)

	Three Months Ended March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$40	$12	$12	$6	$5	$1	$2	$3
Interest cost on projected benefit obligation	82	20	25	12	13	5	7	3
Expected return on plan assets	(136)	(35)	(43)	(21)	(21)	(7)	(11)	(6)
Amortization of actuarial loss	36	8	14	6	7	1	3	3
Amortization of prior service credit	(6)	(2)	(1)	—	—	—	—	(1)
Other	2	—	1	—	—	—	—	—
Net periodic pension costs	$18	$3	$8	$3	$4	$—	$1	$2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2018 and 2017.
OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis.
The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	7	2	4	1	1	—	1	—
Expected return on plan assets	(2)	(2)	—	—	—	—	—	—
Amortization of actuarial loss	1	—	—	—	—	—	1	—
Amortization of prior service credit	(5)	(1)	(2)	—	(1)	—	—	—
Net periodic other post-retirement benefit costs	$2	$(1)	$2	$1	$—	$—	$2	$—

	Three Months Ended March 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	2	—	—	—
Expected return on plan assets	(3)	(2)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	2	(1)	5	3	2	—	—	—
Amortization of prior service credit	(29)	(2)	(21)	(14)	(8)	—	—	—
Net periodic other post-retirement benefit costs	$(20)	$(3)	$(12)	$(9)	$(4)	$—	$—	$—
EMPLOYEE SAVINGS PLAN
Duke Energy sponsors, and the Subsidiary Registrants participate in, an employee savings plan that covers substantially all employees. The following table includes employer contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Three Months Ended March 31,
2018	$70	$23	$19	$13	$6	$1	$3	$4
2017	65	22	18	13	5	1	3	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

16. INCOME TAXES
Tax Act
On December 22, 2017, President Trump signed the Tax Act into law. Among other provisions, the Tax Act lowered the corporate federal income tax rate from 35 percent to 21 percent, limits interest deductions outside of regulated utility operations, requires the normalization of excess deferred taxes associated with property under the average rate assumption method as a prerequisite to qualifying for accelerated depreciation and repealed the federal manufacturing deduction. The Tax Act also repealed the corporate alternative minimum tax (AMT) and stipulates a refund of 50 percent of remaining AMT credit carryforwards (to the extent the credits exceed regular tax for the year) for tax years 2018, 2019 and 2020 with all remaining AMT credits to be refunded in tax year 2021.
At this time, AMT credits that are treated as refundable under the Tax Act are among the certain refundable tax credits that are subject to sequestration. During the three months ended March 31, 2018, the company has revised the December 31, 2017, estimate of the income tax effects of the Tax Act by recording a $76 million valuation allowance against these AMT credits based on additional interpretative guidance from the Internal Revenue Service related to the Tax Act. See Note 22 to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended December 31, 2017, for information on the U.S. Securities and Exchange Commission staff's guidance on accounting for the Tax Act (Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act).
EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2018	2017
Duke Energy	22.5%	32.4%
Duke Energy Carolinas	22.0%	35.4%
Progress Energy	13.2%	34.1%
Duke Energy Progress	14.1%	34.1%
Duke Energy Florida	16.3%	36.6%
Duke Energy Ohio	32.4%	35.4%
Duke Energy Indiana	25.9%	39.3%
Piedmont	24.1%	37.9%
The decrease in the effective tax rate (ETR) for Duke Energy and the Subsidiary Registrants for the three months ended March 31, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act partially offset by a valuation allowance against AMT credits discussed above.
The decrease in the ETR for Duke Energy Carolinas for the three months ended March 31, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act.
The decrease in the ETR for Progress Energy for the three months ended March 31, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal and state excess deferred taxes.
The decrease in the ETR for Duke Energy Progress for the three months ended March 31, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of state excess deferred taxes.
The decrease in the ETR for Duke Energy Florida for the three months ended March 31, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal excess deferred taxes.
The decrease in the ETR for Duke Energy Ohio for the three months ended March 31, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act partially offset by tax levelization related to federal excess deferred taxes on a pretax loss for the three months ended March 31, 2018.
The decrease in the ETR for Duke Energy Indiana for the three months ended March 31, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act.
The decrease in the ETR for Piedmont for the three months ended March 31, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act.
17. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, commitments and contingencies, debt and credit facilities and variable interest entities see Notes 3, 4, 5 and 11, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2018 and 2017 and with Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Executive Overview
Regulatory Activity
In 2018, Duke Energy advanced regulatory activity underway in multiple jurisdictions, achieving several key milestones.
Duke Energy Progress received an order on its rate case from the North Carolina Utilities Commission on February 23, 2018. Some of the major components of the order are: a return on equity of 9.9 percent; recovery of past coal ash remediation costs; recovery of deferred storm costs from 2016; and new rates in effect mid-March 2018.
Duke Energy Kentucky received an order on its rate case from the Kentucky Public Service Commission on April 13, 2018. The order granted an annual revenue increase of $21 million, incorporating customer benefits from the Tax Cuts and Jobs Act (Tax Act) as well as rider recovery of environmental costs, including coal ash. Duke Energy Kentucky implemented new base rates on May 1, 2018.
Duke Energy Ohio along with the Public Utilities Commission of Ohio (PUCO) Staff and others filed a Stipulation and Recommendation (Stipulation) with PUCO on April 13, 2018. The Stipulation, subject to approval by PUCO, is in connection with Duke Energy Ohio's rate case and other regulatory matters.
Hearings commenced and were concluded in first quarter for Duke Energy Carolinas base rate case with the North Carolina Utilities Commission. The rate request was driven by capital investments in new, highly efficient natural gas combined-cycle plants and other plant upgrades, coal ash basin closure activities, grid improvement projects, and Lee Nuclear Station project costs. An order is expected by mid-year 2018.
See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters" for additional information.
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
Special items included in the periods presented include the following items, which management believes do not reflect ongoing costs:

•	Costs to Achieve Piedmont Merger represent charges that result from the Piedmont acquisition.

•	Regulatory Settlements represent costs related to rate case orders, settlements or other actions of regulators.

PART I

•	Sale of Retired Plant represents the loss associated with selling Beckjord, a nonregulated generating facility in Ohio.

•	Impairment of Equity Method Investment represents an other-than-temporary impairment (OTTI) of an investment in Constitution Pipeline Company, LLC.

•	Impacts of the Tax Act represents an alternative minimum tax (AMT) valuation allowance recognized related to the Tax Act.
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2018		2017
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$620	$0.88	$716	$1.02
Adjustments:
Costs to Achieve Piedmont Merger(a)	13	0.02	10	0.02
Regulatory Settlements(b)	66	0.09	—	—
Sale of Retired Plant(c)	82	0.12	—	—
Impairment of Equity Method Investment(d)	42	0.06	—	—
Impacts of the Tax Act (AMT valuation allowance)	76	0.11	—	—
Adjusted Earnings/Adjusted Diluted EPS	$899	$1.28	$726	$1.04

(a)	Net of $4 million tax benefit in 2018 and $6 million tax benefit in 2017.

(b)	Net of $20 million tax benefit.

(c)	Net of $25 million tax benefit.

(d)	Net of $13 million tax benefit.
Three Months Ended March 31, 2018, as compared to March 31, 2017
GAAP Reported EPS was $0.88 for the first quarter of 2018 compared to $1.02 for the first quarter of 2017.
The decrease in GAAP Reported EPS was primarily due to the special items listed above as well as increased depreciation expense due to higher depreciable base, partially offset by the following variances in Electric Utilities and Infrastructure:

•	Return to normal weather this year compared to the significantly warmer winter weather in the prior year;

•	Higher retail revenues from increased volumes and pricing and riders due to increased investments; and

•
Lower operation and maintenance expense driven by a Nuclear Electric Insurance Limited (NEIL) tax reform distribution, lower storm costs, receipt of a U.S. Department of Energy settlement and favorable timing across jurisdictions.

As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s first quarter 2018 adjusted diluted EPS was $1.28 compared to $1.04 for the first quarter of 2017.
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
Duke Energy's segment structure includes the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. See Note 2 to the Condensed Consolidated Financial Statements, “Business Segments,” for additional information on Duke Energy’s segment structure.
Tax Act
On December 22, 2017, President Trump signed the Tax Act into law. Among other provisions, the Tax Act lowered the corporate federal income tax rate from 35 percent to 21 percent, limits interest deductions outside of regulated utility operations, requires the normalization of excess deferred taxes associated with property under the average rate assumption method as a prerequisite to qualifying for accelerated depreciation and repealed the federal manufacturing deduction. The Tax Act also repealed the corporate AMT and stipulates a refund of 50 percent of remaining AMT credit carryforwards (to the extent the credits exceed regular tax for the year) for tax years 2018, 2019 and 2020 with all remaining AMT credits to be refunded in tax year 2021. The Tax Act also could be amended or subject to technical correction, which could change the financial impacts that were recorded since December 31, 2017, or are expected to be recorded in future periods. The FERC and state utility commissions will determine the regulatory treatment of the impacts of the Tax Act for the Subsidiary Registrants. Duke Energy's segments’ future results of operations, financial condition and cash flows could be adversely impacted by the Tax Act, subsequent amendments or corrections, or the actions of the FERC, state utility commissions or credit rating agencies related to the Tax Act. Duke Energy is addressing the rate treatment of the Tax Act by each state utility commission in which the Subsidiary Registrants operate. In January 2018, the Subsidiary Registrants began deferring the estimated ongoing impacts of the Tax Act that are expected to be returned to customers. See Note 16 to the Condensed Consolidated Financial Statements, “Income Taxes,” for additional information on the Tax Act. See the Credit Ratings section below for additional information on the impact of the Tax Act on the Duke Energy Registrants' credit ratings.

PART I

Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$5,323	$4,947	$376
Operating Expenses
Fuel used in electric generation and purchased power	1,685	1,454	231
Operation, maintenance and other	1,325	1,304	21
Depreciation and amortization	835	737	98
Property and other taxes	274	261	13
Impairment charges	43	—	43
Total operating expenses	4,162	3,756	406
Gains on Sales of Other Assets and Other, net	1	3	(2)
Operating Income	1,162	1,194	(32)
Other Income and Expenses	88	112	(24)
Interest Expense	317	315	2
Income Before Income Taxes	933	991	(58)
Income Tax Expense	183	356	(173)
Segment Income	$750	$635	$115

Duke Energy Carolinas gigawatt-hours (GWh) sales	22,627	20,781	1,846
Duke Energy Progress GWh sales	17,226	15,637	1,589
Duke Energy Florida GWh sales	9,119	8,305	814
Duke Energy Ohio GWh sales	6,072	6,059	13
Duke Energy Indiana GWh sales	8,485	8,208	277
Total Electric Utilities and Infrastructure GWh sales	63,529	58,990	4,539
Net proportional megawatt (MW) capacity in operation	48,831	48,964	(133)
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Electric Utilities and Infrastructure’s results were impacted by a return to normal weather this year compared to the significantly warmer winter weather in the prior year, higher weather-normal retail sales volumes and retail pricing, partially offset by impacts from the Tax Act. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $225 million increase in fuel related revenues due to higher sales volumes and increases in fuel rates billed to customers;

•	a $178 million increase in retail sales, net of fuel revenues, due to normal weather in the current year;

•	a $24 million increase in weather-normal retail sales volumes;

•
a $24 million increase in wholesale power revenues, net of sharing and fuel, primarily due to coal ash recovery at Duke Energy Carolinas and Duke Energy Progress, partially offset by customer refunds in the current year related to a FERC order on a complaint filed by the Piedmont Municipal Power Agency (PMPA) at Duke Energy Carolinas; and

•
a $20 million increase in retail pricing due to the Duke Energy Progress North Carolina and South Carolina rate cases, and Duke Energy Florida base rate adjustments for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project.

Partially offset by:

•	a $131 million decrease due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven primarily by:

•	a $231 million increase in fuel used in electric generation and purchased power due to higher sales and higher deferred fuel expenses;

•
a $98 million increase in depreciation and amortization expense primarily due to additional plant in service, higher amortization of deferred coal ash costs and new depreciation rates per the Duke Energy Progress North Carolina rate case;

•	a $43 million increase in impairment charges primarily due to the impacts associated with the Duke Energy Progress North Carolina rate case; and

PART I

•	a $21 million increase in operation, maintenance and other expense primarily due to storm cost amortization, partially offset by lower expenses at generating plants.
Other Income and Expenses. The decrease was primarily due to lower allowance for funds used during construction (AFUDC) equity and a decrease in recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates at Duke Energy Carolinas and lower income from non-service components of employee benefit costs in the current year at Duke Energy Progress. For additional information on employee benefit costs, see Note 15 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax Expense. The variance was primarily due to the lower statutory corporate tax rate associated with the Tax Act. The effective tax rates (ETRs) for the three months ended March 31, 2018, and 2017 were 19.6 percent and 35.9 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate associated with the Tax Act and the amortization of excess deferred taxes. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Electric Utilities and Infrastructure Results
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
On March 2, 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. On April 13, 2018, DEO along with the PUCO Staff and others filed a Stipulation with PUCO. The Stipulation is subject to approval by PUCO. Duke Energy Ohio's earnings could be adversely impacted if the Stipulation is denied by the PUCO. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy Carolinas filed a general rate case on August 25, 2017, to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Carolinas' earnings could be adversely impacted if the rate increase is delayed or denied by the NCUC. Hearings have concluded and a decision from the NCUC is expected by mid-2018. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits and potential fines and penalties could have an adverse impact on Electric Utilities and Infrastructure's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Florida is constructing the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida and expects it to be commercially available in 2018. Failure to complete the construction and achieve commercial operations by the end of 2018 could materially impact Duke Energy Florida’s financial position.

On February 6, 2018, the Florida Public Service Commission (FPSC) approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately mid-2021. The evidentiary hearing in this storm cost matter is scheduled for the week of October 15, 2018. An order disallowing recovery of these costs could have an adverse impact on Electric Utilities and Infrastructure's financial position. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$727	$670	$57
Operating Expenses
Cost of natural gas	313	258	55
Operation, maintenance and other	108	105	3
Depreciation and amortization	61	57	4
Property and other taxes	31	30	1
Total operating expenses	513	450	63
Operating Income	214	220	(6)
Other Income and Expenses	(35)	18	(53)
Interest Expense	27	26	1
Income Before Income Taxes	152	212	(60)
Income Tax Expense	36	79	(43)
Segment Income	$116	$133	$(17)

Piedmont local distribution company (LDC) throughput (dekatherms)	154,901,379	133,276,787	21,624,592
Duke Energy Midwest LDC throughput (Mcf)	37,126,065	30,830,999	6,295,066
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Gas Utilities and Infrastructure’s results were primarily impacted by the OTTI recorded on the Constitution investment. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	a $54 million increase due to higher natural gas costs passed through to customers due to higher volumes sold and higher natural gas prices at Piedmont;

•
a $22 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, due to customer growth and Integrity Management Rider (IMR) rate adjustments at Piedmont; and

•	a $10 million increase primarily due to favorable weather and higher volumes in the Midwest.
Partially offset by:

•	a $29 million decrease due to revenues subject to refund to customers associated with the lower statutory corporate tax rates under the Tax Act.
Operating Expenses. The variance was driven by:

•	a $55 million increase in cost of natural gas primarily due to higher volumes sold and higher natural gas prices at Piedmont.
Other Income and Expenses. The variance was driven by the OTTI recorded for the investment in Constitution in the current year.
Income Tax Expense. The variance was primarily due to the lower statutory corporate tax rate associated with the Tax Act. The ETRs for the three months ended March 31, 2018, and 2017 were 23.7 percent and 37.3 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate associated with the Tax Act. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Gas Utilities and Infrastructure Results
Gas Utilities and Infrastructure has a 47 percent ownership interest in ACP, which is building an approximately 600-mile interstate natural gas pipeline intended to transport diverse natural gas supplies into southeastern markets. Affected states (West Virginia, Virginia and North Carolina) have issued certain necessary permits; the project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. In early 2018, the FERC issued series of Partial Notices to Proceed, which authorized the project to begin limited construction-related activities along the pipeline route. The project has a targeted in-service date of late 2019. Due to delays in obtaining the required permits to commence construction and the conditions imposed upon the project by the permits, ACP's project manager estimates the project pipeline development costs have increased from a range of $5.0 billion to $5.5 billion to a range of $6.0 billion to $6.5 billion, excluding financing costs. Project construction activities, schedule and final costs are still subject to uncertainty due to potential additional permitting delays, construction productivity and other conditions and risks that could result in potential higher project costs and a potential delay in the targeted in-service date. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
Rapidly rising interest rates without timely or adequate updates to the regulated allowed return on equity or failure to achieve the anticipated benefits of the Piedmont merger, including cost savings and growth targets, could significantly impact the estimated fair value of reporting units in Gas Utilities and Infrastructure. In the event of a significant decline in the estimated fair value of the reporting units, goodwill impairment charges could be recorded. The carrying value of goodwill within Gas Utilities and Infrastructure was approximately $1,924 million at March 31, 2018.

PART I

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
Commercial Renewables

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$101	$128	$(27)
Operating Expenses
Operation, maintenance and other	55	78	(23)
Depreciation and amortization	38	39	(1)
Property and other taxes	7	9	(2)
Total operating expenses	100	126	(26)
Gains on Sales of Other Assets and Other, net	—	2	(2)
Operating Income	1	4	(3)
Other Income and Expenses	2	—	2
Interest Expense	22	19	3
Loss Before Income Taxes	(19)	(15)	(4)
Income Tax Benefit	(39)	(39)	—
Less: Loss Attributable to Noncontrolling Interests	—	(1)	1
Segment Income	$20	$25	$(5)

Renewable plant production, GWh	2,180	2,285	(105)
Net proportional MW capacity in operation	2,943	2,943	—
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Commercial Renewables' results were impacted by lower wind resource in the current year. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease in revenues was primarily due to a reduction in the number of engineering, procurement and construction contracts at REC Solar, a California-based provider of solar installations owned by Duke Energy, and lower wind resource in the current year.
Operating Expenses. The decrease in operation, maintenance and other was primarily due to a reduction in the number of engineering, procurement and construction contracts at REC Solar in the current year.
Matters Impacting Future Commercial Renewables Results
Changes or variability in assumptions used in calculating the fair value of the Commercial Renewables reporting units for goodwill testing purposes, including but not limited to legislative actions related to tax credit extensions, long-term growth rates and discount rates could significantly impact the estimated fair value of the Commercial Renewables reporting units. In the event of a significant decline in the estimated fair value of the Commercial Renewables reporting units, goodwill or other asset impairment charges could be recorded. The carrying value of goodwill within Commercial Renewables was approximately $93 million at March 31, 2018.
Persistently low market pricing for wind resources, primarily in the Electric Reliability Council of Texas West market and the future expiration of tax incentives including investment tax credits and production tax credits could result in adverse impacts to the future results of Commercial Renewables.
Deterioration in credit quality resulting in bankruptcy of an offtaker of power from contracted wind or solar assets could result in adverse impacts to the future results of Commercial Renewables. On March 31, 2018, First Energy Solutions (FES), a subsidiary of First Energy and counterparty to two power purchase agreements with North Allegheny Windfarm, filed for Chapter 11 bankruptcy. Commercial Renewables cannot predict the impact of the bankruptcy on its financial results.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

Other

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$35	$33	$2
Operating Expenses
Fuel used in electric generation and purchased power	14	15	(1)
Operation, maintenance and other	3	8	(5)
Depreciation and amortization	33	26	7
Property and other taxes	4	3	1
Total operating expenses	54	52	2
(Loss) Gains on Sales of Other Assets and Other, net	(101)	5	(106)
Operating Loss	(120)	(14)	(106)
Other Income and Expenses	14	21	(7)
Interest Expense	157	134	23
Loss Before Income Taxes	(263)	(127)	(136)
Income Tax Expense (Benefit)	1	(52)	53
Less: Income Attributable to Noncontrolling Interests	2	2	—
Net Loss	$(266)	$(77)	$(189)
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Other's higher net loss was driven by the loss on sale of the retired Beckjord generating station (Beckjord), higher interest expense and lower income tax benefit. The following is a detailed discussion of the variance drivers by line item.
(Loss) Gains on Sales of Other Assets and Other, net. The variance was driven by the loss on sale of Beckjord, a nonregulated facility retired during 2014, including the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.
Interest Expense. The variance was primarily due to an increase in long-term debt as well as higher short-term interest rates.
Income Tax Expense (Benefit). The variance was primarily due to the valuation allowance against AMT credits partially offset by the lower statutory corporate tax rate associated with the Tax Act. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."

PART I

Matters Impacting Future Other Results
Included in Other is Duke Energy Ohio's 9 percent ownership interest in the Ohio Valley Electric Corporation (OVEC), which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. On March 31, 2018, FirstEnergy Solutions (FES), a subsidiary of FirstEnergy and counterparty to ICPA, filed for Chapter 11 bankruptcy. FES has a power participation ratio of 4.85 percent. Duke Energy cannot predict the impact of the bankruptcy on its OVEC interests. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations.
On March 2, 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. On April 13, 2018, Duke Energy Ohio filed a Stipulation with the PUCO to resolve issues in the electric distribution base rate case and other regulatory matters. If approved by PUCO, the Stipulation would allow for Duke Energy Ohio to recover gains and losses incurred on and after January 1, 2018 related to OVEC, through the Price Stabilization Rider and, as a result, Duke Energy Ohio may move its ownership interest to the Electric Utilities and Infrastructure segment. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$1,763	$1,716	$47
Operating Expenses
Fuel used in electric generation and purchased power	473	428	45
Operation, maintenance and other	451	495	(44)
Depreciation and amortization	272	254	18
Property and other taxes	72	68	4
Impairment charges	13	—	13
Total operating expenses	1,281	1,245	36
Operating Income	482	471	11
Other Income and Expenses, net	39	50	(11)
Interest Expense	107	103	4
Income Before Income Taxes	414	418	(4)
Income Tax Expense	91	148	(57)
Net Income	$323	$270	$53
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018
Residential sales	20.6%
General service sales	6.4%
Industrial sales	(1.5)%
Wholesale power sales	19.7%
Joint dispatch sales	(3.0)%
Total sales	8.9%
Average number of customers	1.5%
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Operating Revenues. The variance was driven primarily by:

•	an $84 million increase in retail sales, net of fuel revenues, due to a return to normal weather this year compared to the significantly warmer winter weather in the prior year;

•	a $36 million increase in fuel related revenues primarily due to higher sales; and

PART I

•	a $13 million increase in weather-normal retail sales volumes;
Partially offset by:

•	a $61 million decrease in retail sales due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act;

•	a $12 million decrease in rider revenues primarily related to energy efficiency programs; and

•
an $11 million decrease in wholesale power revenues, net of sharing and fuel, primarily due to customer refunds in the current year related to a FERC order on a complaint filed by the PMPA, partially offset by coal ash recovery.

Operating Expenses. The variance was driven primarily by:

•	a $45 million increase in fuel used in electric generation and purchased power primarily due to higher sales;

•	an $18 million increase in depreciation and amortization primarily due to additional plant in service and higher amortization of deferred coal ash costs; and

•	a $13 million increase in impairment charges related to coal ash costs in South Carolina.
Partially offset by:

•	a $44 million decrease in operation, maintenance and other expense primarily due to lower expenses at generating plants and lower storm restoration costs.
Other Income and Expenses. The variance was primarily due to lower AFUDC equity and a decrease in recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Income Tax Expense. The variance was primarily due to the lower statutory corporate tax rate associated with the Tax Act. The ETRs for the three months ended March 31, 2018, and 2017 were 22.0 percent and 35.4 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate associated with the Tax Act. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Carolinas' financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
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
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Carolinas filed a general rate case on August 25, 2017, to recover costs of complying with CCR regulations and the Coal Ash Act, as well as costs of capital investments in generation, transmission and distribution systems and any increase in expenditures subsequent to previous rate cases. Duke Energy Carolinas' earnings could be adversely impacted if the rate increase is delayed or denied by the NCUC. Hearings have concluded and a decision from the NCUC is expected by mid-2018. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$2,576	$2,179	$397
Operating Expenses
Fuel used in electric generation and purchased power	976	726	250
Operation, maintenance and other	623	560	63
Depreciation and amortization	384	313	71
Property and other taxes	123	117	6
Impairment charges	29	—	29
Total operating expenses	2,135	1,716	419
Gains on Sales of Other Assets and Other, net	6	8	(2)
Operating Income	447	471	(24)
Other Income and Expenses, net	35	40	(5)
Interest Expense	209	206	3
Income Before Income Taxes	273	305	(32)
Income Tax Expense	36	104	(68)
Net Income	237	201	36
Less: Net Income Attributable to Noncontrolling Interests	2	2	—
Net Income Attributable to Parent	$235	$199	$36
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Operating Revenues. The variance was driven primarily by:

•	a $254 million increase in fuel related revenues due to higher sales and increases in fuel and capacity rates billed to customers;

•	a $75 million increase in retail sales, net of fuel revenues, due to a return to normal weather this year compared to the significantly warmer winter weather in the prior year;

•	a $47 million increase in wholesale power revenues, net of fuel, primarily due to coal ash recovery and higher peak demand in the current year at Duke Energy Progress;

•
a $20 million increase in retail pricing due to the impacts of the Duke Energy Progress North Carolina and South Carolina rate cases, and Duke Energy Florida base rate adjustments for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project; and

•	a $14 million increase in weather-normal retail sales volumes.
Partially offset by:

•	a $33 million decrease due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:

•
a $250 million increase in fuel used in electric generation and purchased power primarily due to higher sales, higher deferred fuel and capacity expenses, and increased purchased power partially offset by lower generation costs at Duke Energy Florida;

•
a $71 million increase in depreciation and amortization primarily due to higher amortization of deferred coal ash costs and new depreciation rates per the North Carolina rate case at Duke Energy Progress, and accelerated depreciation of Crystal River Units 4 and 5 and additional plant in service at Duke Energy Florida;

•
a $63 million increase in operation, maintenance and other primarily due to storm cost amortization at Duke Energy Florida and impacts associated with the North Carolina rate case at Duke Energy Progress; and

•	a $29 million increase in impairment charges primarily due to the impacts associated with the North Carolina rate case at Duke Energy Progress.

PART I

Income Tax Expense. The variance was primarily due to the lower statutory corporate tax rate associated with the Tax Act. The ETRs for the three months ended March 31, 2018, and 2017 were 13.2 percent and 34.1 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate associated with the Tax Act and the amortization of federal and state excess deferred taxes. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
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
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Florida is constructing the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida and expects it to be commercially available in 2018. Failure to complete the construction and achieve commercial operations by the end of 2018 could materially impact Duke Energy Florida’s financial position.
On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately mid-2021. The evidentiary hearing in this storm cost matter is scheduled for the week of October 15, 2018. An order disallowing recovery of these costs could have an adverse impact on Progress Energy's financial position. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$1,460	$1,219	$241
Operating Expenses
Fuel used in electric generation and purchased power	509	364	145
Operation, maintenance and other	381	362	19
Depreciation and amortization	235	181	54
Property and other taxes	35	40	(5)
Impairment charges	32	—	32
Total operating expenses	1,192	947	245
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	269	274	(5)
Other Income and Expenses, net	18	31	(13)
Interest Expense	81	82	(1)
Income Before Income Taxes	206	223	(17)
Income Tax Expense	29	76	(47)
Net Income	$177	$147	$30

PART I

The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2018
Residential sales	18.7%
General service sales	5.2%
Industrial sales	(2.1)%
Wholesale power sales	15.9%
Joint dispatch sales	(0.9)%
Total sales	10.2%
Average number of customers	1.5%
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Operating Revenues. The variance was driven primarily by:

•	a $150 million increase in fuel related revenues due to higher sales and increases in fuel rates billed to customers;

•	a $50 million increase in retail sales, net of fuel revenues, due to a return to normal weather this year compared to the significantly warmer winter weather in the prior year;

•	a $47 million increase in wholesale power revenues, net of fuel, primarily due to coal ash recovery and higher peak demand in the current year;

•	a $12 million increase in retail pricing due to the impacts of the North Carolina and South Carolina rate cases; and

•	a $9 million increase in weather-normal retail sales volumes.
Partially offset by:

•	a $33 million decrease due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven primarily by:

•	a $145 million increase in fuel used in electric generation and purchased power primarily due to higher sales and higher deferred fuel expenses;

•	a $54 million increase in depreciation and amortization primarily due to higher amortization of deferred coal ash costs and new depreciation rates per the North Carolina rate case;

•	a $32 million increase in impairment charges due to the impacts associated with the North Carolina rate case; and

•	a $19 million increase in operation, maintenance and other expense primarily due to impacts associated with the North Carolina rate case.
Other Income and Expenses. The variance was primarily driven by lower income from non-service components of employment benefit costs. For additional information on employee benefit costs, see Note 15 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax Expense. The variance was primarily due to the lower statutory corporate tax rate associated with the Tax Act. The ETRs for the three months ended March 31, 2018, and 2017 were 14.1 percent and 34.1 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate associated with the Tax Act and the amortization of state excess deferred taxes. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Progress’ financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
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

PART I

Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Duke Energy Progress’ financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$1,115	$959	$156
Operating Expenses
Fuel used in electric generation and purchased power	467	362	105
Operation, maintenance and other	237	195	42
Depreciation and amortization	150	132	18
Property and other taxes	88	77	11
Impairment charges	—	1	(1)
Total operating expenses	942	767	175
Operating Income	173	192	(19)
Other Income and Expenses, net	21	20	1
Interest Expense	71	70	1
Income Before Income Taxes	123	142	(19)
Income Tax Expense	20	52	(32)
Net Income	$103	$90	$13
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

Increase (Decrease) over prior period	2018
Residential sales	18.4%
General service sales	5.7%
Industrial sales	0.4%
Wholesale and other	84.5%
Total sales	9.8%
Average number of customers	1.6%
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Operating Revenues. The variance was driven primarily by:

•	a $104 million increase in fuel and capacity revenues primarily due to an increase in fuel and capacity rates billed to retail customers, as well as increased demand;

•	a $25 million increase in retail sales, net of fuel revenues, due to a return to normal weather this year compared to the significantly warmer winter weather in the prior year;

•	a $9 million increase in rider revenues primarily related to energy efficiency programs and franchise tax revenues; and

•	an $8 million increase in retail pricing primarily due to the base rate adjustments for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project.
Operating Expenses. The variance was driven primarily by:

•
a $105 million increase in fuel used in electric generation and purchased power primarily due to higher deferred fuel and capacity expenses, increased purchased power and increased demand partially offset by lower generation costs;

•	a $42 million increase in operation, maintenance and other expense primarily due to storm cost amortization;

•	an $18 million increase in depreciation and amortization primarily due to accelerated depreciation of Crystal River Units 4 and 5 and additional plant in service; and

PART I

•	an $11 million increase in property and other taxes primarily due to higher revenue related taxes.
Income Tax Expense. The variance was primarily due to the lower statutory corporate tax rate associated with the Tax Act. The ETRs for the three months ended March 31, 2018, and 2017 were 16.3 percent and 36.6 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate associated with the Tax Act and the amortization of federal excess deferred taxes. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
Duke Energy Florida is constructing the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida and expects it to be commercially available in 2018. Failure to complete the construction and achieve commercial operations by the end of 2018 could materially impact Duke Energy Florida’s financial position.
On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately mid-2021. The evidentiary hearing in this storm cost matter is scheduled for the week of October 15, 2018. An order disallowing recovery of these costs could have an adverse impact on Duke Florida's financial position. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues
Regulated electric	$336	$337	$(1)
Regulated natural gas	174	170	4
Nonregulated electric and other	14	11	3
Total operating revenues	524	518	6
Operating Expenses
Fuel used in electric generation and purchased power – regulated	92	97	(5)
Fuel used in electric generation and purchased power – nonregulated	15	15	—
Cost of natural gas	54	54	—
Operation, maintenance and other	131	131	—
Depreciation and amortization	70	67	3
Property and other taxes	77	72	5
Total operating expenses	439	436	3
Loss on Sales of Other Assets and Other, net	(106)	—	(106)
Operating (Loss) Income	(21)	82	(103)
Other Income and Expenses, net	6	5	1
Interest Expense	22	22	—
(Loss) Income Before Income Taxes	(37)	65	(102)
Income Tax (Benefit) Expense	(12)	23	(35)
Net (Loss) Income	$(25)	$42	$(67)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

	Electric	Natural Gas
Increase (Decrease) over prior year	2018	2018
Residential sales	13.8%	26.9%
General service sales	2.7%	23.5%
Industrial sales	(3.7)%	14.0%
Wholesale electric power sales	(64.4)%	n/a
Other natural gas sales	n/a	2.8%
Total sales	0.2%	20.4%
Average number of customers	0.9%	0.9%

PART I

Three Months Ended March 31, 2018, as Compared to March 31, 2017
Operating Revenues. The variance was driven primarily by:

•
a $14 million increase in electric and natural gas retail sales, net of fuel revenues, due to a return to normal weather this year compared to the significantly warmer winter weather in the prior year;

•	an $11 million increase in financial transmission rights revenues;

•	a $5 million increase in rider revenues primarily due to increased rates; and

•	a $3 million increase in other revenues related to OVEC.
Partially offset by:

•	a $16 million decrease in regulated revenues due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act; and
•a $10 million decrease in fuel related revenues primarily due to lower fuel prices.
Operating Expenses. The variance was driven primarily by:
•a $5 million increase in property and other taxes primarily due to higher property taxes; and

•	a $3 million increase in depreciation and amortization primarily due to additional plant in service.
Partially offset by:

•	a $5 million decrease in fuel used in electric generation and purchased power due to lower fuel costs.
Loss on Sales of Other Assets and Other, net. The decrease was driven by the loss on the sale of Beckjord, a nonregulated facility retired during 2014, including the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.
Income Tax (Benefit) Expense. The variance was primarily due to a decrease in pretax income and the lower statutory corporate tax rate associated with the Tax Act. The ETRs for the three months ended March 31, 2018, and 2017 were 32.4 percent and 35.4 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate associated with the Tax Act, partially offset by tax levelization related to federal excess deferred taxes on a pretax loss in the current year. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy Ohio has a 9 percent ownership interest in OVEC, which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an ICPA, Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio’s ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. Deterioration in the credit quality or bankruptcy of one or more parties to the ICPA could increase the costs of OVEC. On March 31, 2018, FES, a subsidiary of FirstEnergy and counterparty to ICPA, filed for Chapter 11 bankruptcy. FES has a power participation ratio of 4.85 percent. Duke Energy cannot predict the impact of the bankruptcy on its OVEC interests. In addition, certain proposed environmental rulemaking costs could result in future increased cost allocations.
On March 2, 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. On April 13, 2018, Duke Energy Ohio filed a Stipulation with the PUCO to resolve issues in the electric distribution base rate case and other regulatory matters. If approved by PUCO, the Stipulation would allow for Duke Energy Ohio to recover gains and losses incurred on and after January 1, 2018 related to OVEC, through the Price Stabilization Rider. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.

PART I

Results of Operations

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$731	$758	$(27)
Operating Expenses
Fuel used in electric generation and purchased power	232	251	(19)
Operation, maintenance and other	181	176	5
Depreciation and amortization	130	125	5
Property and other taxes	20	22	(2)
Total operating expenses	563	574	(11)
Operating Income	168	184	(16)
Other Income and Expenses, net	7	10	(3)
Interest Expense	40	44	(4)
Income Before Income Taxes	135	150	(15)
Income Tax Expense	35	59	(24)
Net Income	$100	$91	$9
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018
Residential sales	15.4%
General service sales	2.1%
Industrial sales	(0.8)%
Wholesale power sales	(0.6)%
Total sales	3.4%
Average number of customers	0.8%
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Operating Revenues. The variance was driven primarily by:

•	a $27 million decrease due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act; and

•	a $10 million decrease in fuel related revenues primarily due to lower purchased power costs passed through to customers and lower financial transmission rights revenues.
Partially offset by:

•	a $12 million increase in rate rider revenues primarily related to the Edwardsport IGCC plant and the Transmission, Distribution and Storage System Improvement Charge.
Operating Expenses. The variance was driven primarily by:

•
a $19 million decrease in fuel used in electric generation and purchased power primarily due to the net benefit to expense of reduced purchased power and increased internal generation and lower fuel prices.

Partially offset by:

•	a $5 million increase in operation, maintenance and other expense primarily due to higher transmission costs; and

•
a $5 million increase in depreciation and amortization primarily due to additional plant in service and higher deferred coal ash costs; partially offset by the completion of the amortization of a regulated asset for costs associated with the termination of a gasification services agreement in 2000.

Income Tax Expense. The variance was primarily due to the lower statutory corporate tax rate associated with the Tax Act. The ETRs for the three months ended March 31, 2018, and 2017 were 25.9 percent and 39.3 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate associated with the Tax Act. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."

PART I

Matters Impacting Future Results
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. Duke Energy Indiana has interpreted the rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Duke Energy Indiana's interpretation of the requirements of the CCR rule is subject to potential legal challenges and further regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
PIEDMONT
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2018 and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Three Months Ended March 31,
(in millions)	2018	2017	Variance
Operating Revenues	$553	$500	$53
Operating Expenses
Cost of natural gas	259	205	54
Operation, maintenance and other	82	77	5
Depreciation and amortization	39	35	4
Property and other taxes	12	13	(1)
Total operating expenses	392	330	62
Operating Income	161	170	(9)
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	2	3	(1)
Other income and expenses, net	3	—	3
Total other income and expenses	5	3	2
Interest Expense	21	20	1
Income Before Income Taxes	145	153	(8)
Income Tax Expense	35	58	(23)
Net Income	$110	$95	$15
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018
Residential deliveries	39.4%
Commercial deliveries	33.9%
Industrial deliveries	4.5%
Power generation deliveries	8.9%
For resale	28.0%
Total throughput deliveries	16.2%
Secondary market volumes	(13.7)%
Average number of customers	1.8%
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
Three Months Ended March 31, 2018, as Compared to March 31, 2017
Operating Revenues. The variance was driven primarily by:

•	a $54 million increase due to higher natural gas costs passed through to customers due to higher volumes sold and higher natural gas prices; and

PART I

•	a $22 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, due to customer growth and IMR rate adjustments.
Partially offset by:

•	a $23 million decrease due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven by:

•	a $54 million increase in cost of natural gas due to higher volumes sold and higher natural gas prices;

•	a $5 million increase in operation, maintenance and other primarily due to increased corporate, customer operations and costs to achieve merger expenses; and

•	a $4 million increase in depreciation and amortization due to additional plant in service.
Income Tax Expense. The variance was primarily due to the lower statutory corporate tax rate associated with the Tax Act. The ETRs for the three months ended March 31, 2018, and 2017 were 24.1 percent and 37.9 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate associated with the Tax Act. For additional information, see Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. See Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017, for a summary and detailed discussion of projected primary sources and uses of cash for 2018 to 2020.
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
CREDIT FACILITIES AND REGISTRATION STATEMENTS
Refer to Note 5 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding Duke Energy's available credit facilities, including the Master Credit Facility.
Shelf Registration
In September 2016, Duke Energy filed a registration statement (Form S-3) with the U.S. Securities and Exchange Commission. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy (Parent), may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.
In January 2017, Duke Energy amended its Form S-3 to add Piedmont as a registrant and included in the amendment a prospectus for Piedmont under which it may issue debt securities in the same manner as other Duke Energy Registrants.
DEBT MATURITIES
Refer to Note 5 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets.
CASH FLOWS FROM OPERATING ACTIVITIES
Cash flows from operations of Electric Utilities and Infrastructure and Gas Utilities and Infrastructure are primarily driven by sales of electricity and natural gas, respectively, and costs of operations. These cash flows from operations are relatively stable and comprise a substantial portion of Duke Energy’s operating cash flows. Weather conditions, working capital and commodity price fluctuations, and unanticipated expenses including unplanned plant outages, storms, legal costs and related settlements, and regulatory orders can affect the timing and level of cash flows from operations.

PART I

Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately the Master Credit and Revolving Facilities, to support these operations. Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Reports on Form 10-K/A for additional information).
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65 percent for all borrowers except Piedmont, and 70 percent for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of March 31, 2018, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
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
Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services and Fitch Ratings, Inc. provide credit ratings for various Duke Energy Registrants.
In January 2018, Moody's revised the ratings outlook for Duke Energy Corporation and Piedmont from stable to negative, principally due to risk of deterioration in credit metrics resulting from the Tax Act.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Cash flows provided by (used in):
Operating activities	$1,391	$1,246
Investing activities	(2,264)	(2,361)
Financing activities	947	1,596
Net increase in cash, cash equivalents and restricted cash	74	481
Cash, cash equivalents and restricted cash at beginning of period	505	541
Cash, cash equivalents and restricted cash at end of period	$579	$1,022
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net income	$622	$717
Non-cash adjustments to net income	1,610	1,237
Contributions to qualified pension plans	(141)	—
Payments for asset retirement obligations	(122)	(134)
Payment for disposal of other assets	(105)	—
Working capital	(473)	(574)
Net cash provided by operating activities	$1,391	$1,246
The variance was primarily due to:

•
a $278 million increase in net income after adjustment for non-cash items primarily due to a return to normal weather this year compared to the significantly warmer winter weather in the prior year, increased pricing and increased rider revenue; and

•	a $101 million decrease in cash outflows from working capital due primarily to timing of payment of accruals;

PART I

Partially offset by:

•	a $141 million increase in contributions to qualified pension plans; and

•	a $105 million payment for disposal of Beckjord.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Capital, investment and acquisition expenditures	$(2,161)	$(2,335)
Other investing items	(103)	(26)
Net cash used in investing activities	$(2,264)	$(2,361)
The variance was primarily due to:

•	a $101 million decrease in contributions to equity investments due to projects self funding as they near completion and projects placed in service in 2017; and

•	a $73 million decrease due to lower overall investments in regulated generation and natural gas, partially offset by increased investments in commercial renewables;
Partially offset by:

•	a $47 million increase in cash used for other investing items related to debt and equity securities; and

•	a $42 million increase in cash used for cost of removal, net of salvage value primarily due to increased spending for replacement projects in the Electric Utilities and Infrastructure segment.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Issuances of long-term debt, net	$753	$1,155
Issuances of common stock	21	—
Notes payable and commercial paper	791	1,063
Dividends paid	(599)	(600)
Other financing items	(19)	(22)
Net cash provided by financing activities	$947	$1,596
The variance was primarily due to:

•	a $402 million decrease in proceeds from net issuances of long-term debt mainly due to the timing of issuances and redemptions of long-term debt; and

•
a $272 million decrease in net proceeds from issuances of notes payable and commercial paper primarily due to lower capital spending in the current period and an increase in commercial paper in prior year to fund repayment of debt.

Summary of Significant Debt Issuances
Refer to Note 5 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances.
OTHER MATTERS
Environmental Regulations
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants.
The following sections outline various proposed and recently enacted regulations that may impact the Duke Energy Registrants. Refer to Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

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
On March 15, 2018, EPA published proposed amendments to the federal CCR rule, including revisions that were required as part of a CCR litigation settlement, as well as changes that the agency considers warranted due to the passage of the Water Infrastructure Improvements for the Nation Act, which provides statutory authority for state and federal permit programs. The proposed amendments do not repeal the CCR rule, and the rule’s major requirements for groundwater monitoring, location restrictions, operating criteria, and design standards remain in place. Duke Energy does not expect any significant changes to our coal ash basin closure plans or compliance requirements under the CCR rule.
In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions and via wholesale contracts, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Note 9, “Asset Retirement Obligations,” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Coal Ash Management Act of 2014
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at March 31, 2018, and December 31, 2017, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. The Coal Ash Act requires Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half-mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The legislation requires excavation of the Sutton, Riverbend and Dan River basins by August 1, 2019, and Asheville basins by August 1, 2022. Excavation at these sites may include a combination of transfer of coal ash to an engineered landfill or conversion for beneficial use. Basins at the H.F. Lee, Cape Fear and Weatherspoon sites are required to be closed through excavation no later than August 1, 2028. Excavation at these sites can include conversion of the basin to a lined industrial landfill, transfer of ash to an engineered landfill or conversion for beneficial use. The remaining basins are required to be closed no later than December 31, 2024, through conversion to a lined industrial landfill, transfer to an engineered landfill or conversion for beneficial use, unless certain dam improvement projects and alternative drinking water source projects are completed by October 15, 2018. Upon satisfactory completion of these projects, the closure deadline would be extended to December 31, 2029, and could include closure through the combination of a cap system and a groundwater monitoring system.
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
For more information, see Note 9, “Asset Retirement Obligations,” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
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

PART I

Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. As originally written, affected facilities were required to comply between 2018 and 2023, depending on the timing of Clean Water Act (CWA) discharge permits. Most of the steam electric generating facilities the Duke Energy Registrants own are affected sources. The Duke Energy Registrants are well-positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG rule focused on the limits imposed on IGCC facilities (gasification wastewater). All challenges to the rule were consolidated in the Fifth Circuit Court of Appeals. On August 22, 2017, the Fifth Circuit Court of Appeals granted EPA’s Motion to Govern Further Proceedings, thereby severing and suspending the claims related to flue gas desulfurization wastewater, bottom ash transport water and gasification wastewater. Claims regarding gasification wastewater were stayed, pending the issuance of the variance to Duke Energy Indiana. Duke Energy Indiana’s federal court challenge to EPA’s Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category remains in abeyance. After a long delay, EPA issued a variance for discharges at Edwardsport of wastewater associated with the gasification process. The variance will be incorporated by the state agency into a new wastewater discharge permit. Once the permit has issued and the time limit for a third-party challenge expires, Duke Energy Indiana will voluntarily dismiss the federal court challenge. The litigation will continue as to claims related to other waste streams.
Separate from the litigation, EPA finalized a rule on September 18, 2017, postponing the earliest applicability date for bottom ash transport water and flue gas desulfurization wastewater from 2018 to 2020 and retaining the end applicability date of 2023. Also, as part of the rule, EPA reiterated its intent to conduct a new rulemaking to review the effluent limitation guidelines for bottom ash transport water and flue gas desulfurization wastewater. EPA projects that a new rule on these two issues will be finalized by late 2020.
The Duke Energy Registrants cannot predict the outcome of these matters.
Estimated Cost and Impacts of Rulemakings
Duke Energy will incur capital expenditures to comply with the environmental regulations and rules discussed above. The following table provides five-year estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, CWA 316(b) and ELGs through December 31, 2022. The table excludes ash basin closure costs recorded in Asset retirement obligations on the Condensed Consolidated Balance Sheets. For more information related to AROs, see Note 9, “Asset Retirement Obligations” in Duke Energy’s Annual Report on Form 10‑K/A for the year ended December 31, 2017.

(in millions)	Estimated Cost
Duke Energy	$850
Duke Energy Carolinas	370
Progress Energy	360
Duke Energy Progress	230
Duke Energy Florida	130
Duke Energy Ohio	70
Duke Energy Indiana	50
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
Cross-State Air Pollution Rule
On September 7, 2016, EPA finalized a revision to the Cross-State Air Pollution Rule (CSAPR); the revised rule is known as the CSAPR Update Rule. The CSAPR Update Rule reduces the CSAPR Phase 2 state ozone season NOX emission budgets for 22 eastern states, including Ohio, Kentucky and Indiana. In the final CSAPR Update Rule, the EPA removed Florida, South Carolina and North Carolina from the ozone season NOx program. Beginning in 2017, Duke Energy Registrants in these states will not be subject to any CSAPR ozone season NOx emission limitations. For the states that remain in the program, the reduced state ozone season NOx emission budgets took effect on May 1, 2017. In Kentucky and Indiana, where Duke Energy Registrants own and operate coal-fired electric generating units (EGUs) subject to the final rule requirements, near-term responses include changing unit dispatch to run certain generating units less frequently and/or purchasing NOx allowances from the trading market. Longer term, upgrading the performance of existing NOx controls is an option. The Indiana Utility Group and the Indiana Energy Association jointly filed a petition for reconsideration asking that the EPA correct errors it made in calculating the Indiana budget and increase the budget accordingly. EPA has yet to act on the petition. Numerous parties have filed petitions with the D.C. Circuit Court challenging various aspects of the CSAPR Update Rule. Final briefs in the case were due April 9, 2018. The date for oral argument has not been established. The Duke Energy Registrants cannot predict the outcome of these matters.

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
On March 28, 2017, President Trump signed an executive order directing EPA to review the rule and determine whether to suspend, revise or rescind it. On the same day, the Department of Justice (DOJ) filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. Subsequent to the DOJ motion, the D.C. Circuit Court canceled oral argument in the case. On August 10, 2017, the court ordered that the litigation be suspended indefinitely. The rule remains in effect pending the outcome of litigation and EPA’s review. EPA has not announced a schedule for completing its review. The Duke Energy Registrants cannot predict the outcome of these matters but do not expect the impacts of the current final standards will be material to Duke Energy's financial position, results of operations or cash flows.
Clean Power Plan
On October 23, 2015, the EPA published in the Federal Register the final Clean Power Plan (CPP) rule to regulate CO2 emissions from existing fossil fuel-fired EGUs. The CPP established CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired EGUs. Petitions challenging the rule have been filed by numerous groups and on February 9, 2016, the Supreme Court issued a stay of the final CPP rule, halting implementation of the CPP until legal challenges are resolved. States in which the Duke Energy Registrants operate have suspended work on the CPP in response to the stay. Oral arguments before 10 of the 11 judges on D.C. Circuit Court were heard on September 27, 2016. The court has not issued its opinion in the case.
On March 28, 2017, President Trump signed an executive order directing EPA to review the CPP and determine whether to suspend, revise or rescind the rule. On the same day, the DOJ filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. On April 28, 2017, the court issued an order to suspend the litigation for 60 days. On August 8, 2017, the court, on its own motion, extended the suspension of the litigation for an additional 60 days. On October 16, 2017, EPA issued a Notice of Proposed Rulemaking (NPR) to repeal the CPP based on a change to EPA’s legal interpretation of the section of the Clean Air Act on which the CPP was based. In the proposal, EPA indicates that it has not determined whether it will issue a rule to replace the CPP, and if it will do so, when and what form that rule will take. The comment period on EPA's NPR ended April 26, 2018. On December 28, 2017, EPA issued an Advance Notice of Proposed Rulemaking (ANPRM) in which it seeks public comment on various aspects of a potential CPP replacement rule. The comment period on the ANPRM ended February 26, 2018. If EPA decides to move forward with a CPP replacement rule, it will need to issue a formal proposal for public comment. Litigation of the CPP remains on hold in the D.C. Circuit Court and the February 2016 U.S. Supreme Court stay of the CPP remains in effect. The Duke Energy Registrants cannot predict the outcome of these matters.
Section 126 Petitions
On November 16, 2016, the State of Maryland filed a petition with EPA under Section 126 of the Clean Air Act alleging that 19 power plants, including two that Duke Energy Registrants own and operate, contribute to violations of EPA’s National Ambient Air Quality Standards (NAAQS) for ozone in the State of Maryland. On March 12, 2018, the State of New York filed a petition with EPA, also under Section 126 of the Clean Air Act alleging that over 60 power plants, including four that Duke Energy Registrants own and operate, contribute to violations of EPA’s ozone NAAQS in the State of New York. Both Maryland and New York seek EPA orders requiring the states in which the named power plants operate impose more stringent nitrogen oxide (NOx) emission limitations on the plants. EPA has yet to act on these petitions; litigation has been filed by the State of Maryland in federal district court to compel EPA action. EPA has proposed to the court that it will act on the Maryland petition by the end of 2018. The impact of these petitions could be more stringent requirements for the operation of NOx emission controls at these plants. The Duke Energy Registrants cannot predict the outcome of these matters.
Global Climate Change
For other information on global climate change and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
North Carolina Legislation
For other information on North Carolina legislation and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Nuclear Matters
For other information on nuclear matters and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements, “Organization and Basis of Presentation,” for a discussion of the impact of new accounting standards.

PART I

Off-Balance Sheet Arrangements
During the three months ended March 31, 2018, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Note 11 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for a discussion of off-balance sheet arrangements regarding Atlantic Coast Pipeline. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three months ended March 31, 2018, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Subsequent Events
See Note 17 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2018, there were no material changes to the Duke Energy Registrants' disclosures about market risk. For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K/A for the Duke Energy Registrants.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) are recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission rules and forms.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings, including regulatory and environmental matters, see Note 3, "Regulatory Matters," and Note 4, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
Methyl tertiary butyl ether (MTBE) Litigation
On June 19, 2014, the Commonwealth of Pennsylvania filed suit against, among others, Duke Energy Merchants, alleging contamination of waters of the state by MTBE from leaking gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen level in gasoline and make it burn cleaner. The lawsuit was moved to federal court and consolidated into an existing multidistrict litigation docket of pending MTBE cases. This suit was settled for an immaterial amount in December 2017 and dismissed in January 2018.
In December 2017, the state of Maryland filed a lawsuit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of its water supplies from MTBE. Duke Energy cannot predict the outcome of this matter.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants' Annual Report on Form 10-K/A, which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	One Hundredth Supplemental Indenture, dated as of March 1, 2018 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on March 1, 2018, File No. 1-04928).		X
*4.2	Eighteenth Supplemental Indenture, dated as of March 29, 2018.	X
10.1
Confirmation of Forward Sale Transaction, dated March 6, 2018, between the Company and Credit Suisse Securities (USA) LLC, acting as agent for Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 9, 2018, File No. 1-32853).

X
10.2
Confirmation of Forward Sale Transaction, dated March 6, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 9, 2018, File No. 1-32853).
X
10.3
Additional Confirmation of Forward Sale Transaction, dated March 7, 2018, between the Company and Credit Suisse Securities (USA) LLC, acting as agent for Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 9, 2018, File No. 1-32853).
X
10.4
Additional Confirmation of Forward Sale Transaction, dated March 7, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on March 9, 2018, File No. 1-32853).
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

Date:	May 10, 2018	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2018	/s/ WILLIAM E. CURRENS JR.
William E. Currens Jr. Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)