Form 10-Q
period 2018-06-30
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2018-08-02
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒	Piedmont	Yes ☐	No ☒
Number of shares of Common stock outstanding at July 31, 2018:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	712,354,724
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per-share amounts)	2018	2017	2018	2017
Operating Revenues
Regulated electric	$5,178	$5,118	$10,462	$10,031
Regulated natural gas	291	275	991	921
Nonregulated electric and other	174	162	325	332
Total operating revenues	5,643	5,555	11,778	11,284
Operating Expenses
Fuel used in electric generation and purchased power	1,574	1,541	3,250	2,990
Cost of natural gas	89	76	402	334
Operation, maintenance and other	1,544	1,441	3,008	2,909
Depreciation and amortization	973	835	1,940	1,694
Property and other taxes	315	307	631	611
Impairment charges	172	9	215	9
Total operating expenses	4,667	4,209	9,446	8,547
Gains (Losses) on Sales of Other Assets and Other, net	3	7	(97)	18
Operating Income	979	1,353	2,235	2,755
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	36	36	12	65
Other income and expenses, net	110	115	196	236
Total other income and expenses	146	151	208	301
Interest Expense	518	486	1,033	977
Income From Continuing Operations Before Income Taxes	607	1,018	1,410	2,079
Income Tax Expense From Continuing Operations	100	327	281	671
Income From Continuing Operations	507	691	1,129	1,408
Loss From Discontinued Operations, net of tax	(5)	(2)	(5)	(2)
Net Income	502	689	1,124	1,406
Less: Net Income Attributable to Noncontrolling Interests	2	3	4	4
Net Income Attributable to Duke Energy Corporation	$500	$686	$1,120	$1,402

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$0.72	$0.98	$1.60	$2.00
Diluted	$0.72	$0.98	$1.60	$2.00
Loss from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$(0.01)	$—	$(0.01)	$—
Diluted	$(0.01)	$—	$(0.01)	$—
Net income attributable to Duke Energy Corporation common stockholders
Basic	$0.71	$0.98	$1.59	$2.00
Diluted	$0.71	$0.98	$1.59	$2.00
Weighted average shares outstanding
Basic	703	700	702	700
Diluted	704	700	702	700

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net Income	$502	$689	$1,124	$1,406
Other Comprehensive (Loss) Income, net of tax
Pension and OPEB adjustments	1	1	2	2
Net unrealized gains (losses) on cash flow hedges	1	(6)	13	(4)
Reclassification into earnings from cash flow hedges	(2)	4	(1)	5
Unrealized (losses) gains on available-for-sale securities	(2)	4	(5)	8
Other Comprehensive (Loss) Income, net of tax	(2)	3	9	11
Comprehensive Income	500	692	1,133	1,417
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	3	4	4
Comprehensive Income Attributable to Duke Energy Corporation	$498	$689	$1,129	$1,413

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$304	$358
Receivables (net of allowance for doubtful accounts of $18 at 2018 and $14 at 2017)	612	779
Receivables of VIEs (net of allowance for doubtful accounts of $56 at 2018 and $54 at 2017)	2,205	1,995
Inventory	3,177	3,250
Regulatory assets (includes $51 at 2018 and 2017 related to VIEs)	1,741	1,437
Other	437	634
Total current assets	8,476	8,453
Property, Plant and Equipment
Cost	130,616	127,507
Accumulated depreciation and amortization	(42,499)	(41,537)
Generation facilities to be retired, net	378	421
Net property, plant and equipment	88,495	86,391
Other Noncurrent Assets
Goodwill	19,396	19,396
Regulatory assets (includes $1,071 at 2018 and $1,091 at 2017 related to VIEs)	12,505	12,442
Nuclear decommissioning trust funds	7,132	7,097
Investments in equity method unconsolidated affiliates	1,168	1,175
Other	3,087	2,960
Total other noncurrent assets	43,288	43,070
Total Assets	$140,259	$137,914
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,686	$3,043
Notes payable and commercial paper	3,329	2,163
Taxes accrued	494	551
Interest accrued	530	525
Current maturities of long-term debt (includes $229 at 2018 and $225 at 2017 related to VIEs)	2,852	3,244
Asset retirement obligations	716	689
Regulatory liabilities	485	402
Other	1,699	1,865
Total current liabilities	12,791	12,482
Long-Term Debt (includes $4,179 at 2018 and $4,306 at 2017 related to VIEs)	49,863	49,035
Other Noncurrent Liabilities
Deferred income taxes	6,977	6,621
Asset retirement obligations	9,753	9,486
Regulatory liabilities	15,355	15,330
Accrued pension and other post-retirement benefit costs	1,014	1,103
Investment tax credits	534	539
Other	1,457	1,581
Total other noncurrent liabilities	35,090	34,660
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 712 million shares outstanding at 2018 and 700 million shares outstanding at 2017	1	1
Additional paid-in capital	39,682	38,792
Retained earnings	2,894	3,013
Accumulated other comprehensive loss	(70)	(67)
Total Duke Energy Corporation stockholders' equity	42,507	41,739
Noncontrolling interests	8	(2)
Total equity	42,515	41,737
Total Liabilities and Equity	$140,259	$137,914

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,124	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,250	1,953
Equity component of AFUDC	(106)	(125)
Losses (gains) on sales of other assets	97	(20)
Impairment charges	215	9
Deferred income taxes	289	669
Equity in earnings of unconsolidated affiliates	(12)	(65)
Accrued pension and other post-retirement benefit costs	31	13
Contributions to qualified pension plans	(141)	—
Payments for asset retirement obligations	(245)	(272)
Payment for disposal of other assets	(105)	—
Other rate case adjustments	37	—
Provision for rate refunds	281	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	7	(12)
Receivables	(27)	293
Inventory	70	153
Other current assets	21	(168)
Increase (decrease) in
Accounts payable	(142)	(505)
Taxes accrued	(58)	41
Other current liabilities	(214)	(531)
Other assets	(112)	(37)
Other liabilities	42	(2)
Net cash provided by operating activities	3,302	2,800
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,375)	(3,931)
Contributions to equity method investments	(140)	(287)
Purchases of debt and equity securities	(1,908)	(2,412)
Proceeds from sales and maturities of debt and equity securities	1,866	2,439
Other	(88)	(153)
Net cash used in investing activities	(4,645)	(4,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,727	2,734
Issuance of common stock	820	—
Payments for the redemption of long-term debt	(2,190)	(1,009)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	201	230
Payments for the redemption of short-term debt with original maturities greater than 90 days	(160)	(32)
Notes payable and commercial paper	1,090	783
Dividends paid	(1,199)	(1,200)
Other	(24)	(32)
Net cash provided by financing activities	1,265	1,474
Net decrease in cash, cash equivalents and restricted cash	(78)	(70)
Cash, cash equivalents and restricted cash at beginning of period	505	541
Cash, cash equivalents and restricted cash at end of period	$427	$471
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$978	$589
Non-cash dividends	52	—

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
						Net Unrealized		Total
					Net Gains	(Losses) Gains		Duke Energy
	Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2016	700	$1	$38,741	$2,384	$(20)	$(1)	$(72)	$41,033	$8	$41,041
Net income	—	—	—	1,402	—	—	—	1,402	4	1,406
Other comprehensive income	—	—	—	—	1	8	2	11	—	11
Common stock issuances, including dividend reinvestment and employee benefits	—	—	17	—	—	—	—	17	—	17
Common stock dividends	—	—	—	(1,200)	—	—	—	(1,200)	—	(1,200)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(2)	(2)
Other(a)	—	—	—	21	—	—	—	21	—	21
Balance at June 30, 2017	700	$1	$38,758	$2,607	$(19)	$7	$(70)	$41,284	$10	$41,294

Balance at December 31, 2017	700	$1	$38,792	$3,013	$(10)	$12	$(69)	$41,739	$(2)	$41,737
Net income	—	—	—	1,120	—	—	—	1,120	4	1,124
Other comprehensive income (loss)	—	—	—	—	12	(5)	2	9	—	9
Common stock issuances, including dividend reinvestment and employee benefits	12	—	890	—	—	—	—	890	—	890
Common stock dividends	—	—	—	(1,251)	—	—	—	(1,251)	—	(1,251)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(1)	(1)
Other(b)	—	—	—	12	—	(12)	—	—	7	7
Balance at June 30, 2018	712	$1	$39,682	$2,894	$2	$(5)	$(67)	$42,507	$8	$42,515

(a)	Cumulative-effect adjustment due to implementation of a new accounting standard related to stock-based compensation and the associated income taxes.

(b)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$1,672	$1,729	$3,435	$3,445
Operating Expenses
Fuel used in electric generation and purchased power	407	435	880	863
Operation, maintenance and other	499	483	950	978
Depreciation and amortization	289	269	561	523
Property and other taxes	75	71	147	139
Impairment charges	177	—	190	—
Total operating expenses	1,447	1,258	2,728	2,503
Losses on Sales of Other Assets and Other, net	(1)	—	(1)	—
Operating Income	224	471	706	942
Other Income and Expenses, net	35	50	74	100
Interest Expense	110	103	217	206
Income Before Income Taxes	149	418	563	836
Income Tax Expense	32	145	123	293
Net Income	$117	$273	$440	$543
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	1	1	1
Comprehensive Income	$117	$274	$441	$544

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$16	$16
Receivables (net of allowance for doubtful accounts of $2 at 2018 and 2017)	172	200
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2018 and 2017)	704	640
Receivables from affiliated companies	117	95
Inventory	984	971
Regulatory assets	420	299
Other	21	19
Total current assets	2,434	2,240
Property, Plant and Equipment
Cost	43,429	42,939
Accumulated depreciation and amortization	(15,248)	(15,063)
Net property, plant and equipment	28,181	27,876
Other Noncurrent Assets
Regulatory assets	3,234	2,853
Nuclear decommissioning trust funds	3,790	3,772
Other	1,036	979
Total other noncurrent assets	8,060	7,604
Total Assets	$38,675	$37,720
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$809	$842
Accounts payable to affiliated companies	158	209
Notes payable to affiliated companies	740	104
Taxes accrued	158	234
Interest accrued	109	108
Current maturities of long-term debt	505	1,205
Asset retirement obligations	227	337
Regulatory liabilities	131	126
Other	412	486
Total current liabilities	3,249	3,651
Long-Term Debt	9,589	8,598
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,507	3,413
Asset retirement obligations	3,592	3,273
Regulatory liabilities	6,292	6,231
Accrued pension and other post-retirement benefit costs	99	95
Investment tax credits	230	232
Other	515	566
Total other noncurrent liabilities	14,235	13,810
Commitments and Contingencies
Equity
Member's equity	11,308	11,368
Accumulated other comprehensive loss	(6)	(7)
Total equity	11,302	11,361
Total Liabilities and Equity	$38,675	$37,720

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$440	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	707	688
Equity component of AFUDC	(39)	(59)
Losses on sales of other assets	1	—
Impairment charges	190	—
Deferred income taxes	90	283
Accrued pension and other post-retirement benefit costs	2	—
Contributions to qualified pension plans	(46)	—
Payments for asset retirement obligations	(114)	(123)
Provision for rate refunds	121	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	8	24
Receivables	(33)	36
Receivables from affiliated companies	(22)	78
Inventory	(16)	(14)
Other current assets	(33)	(21)
Increase (decrease) in
Accounts payable	(59)	(125)
Accounts payable to affiliated companies	(51)	(120)
Taxes accrued	(78)	19
Other current liabilities	(123)	(140)
Other assets	(6)	(44)
Other liabilities	(29)	(15)
Net cash provided by operating activities	910	1,010
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,270)	(1,092)
Purchases of debt and equity securities	(976)	(1,225)
Proceeds from sales and maturities of debt and equity securities	976	1,228
Notes receivable from affiliated companies	—	66
Other	(64)	(29)
Net cash used in investing activities	(1,334)	(1,052)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	991	—
Payments for the redemption of long-term debt	(702)	(114)
Notes payable to affiliated companies	636	534
Distributions to parent	(500)	(375)
Other	(1)	(1)
Net cash provided by financing activities	424	44
Net increase in cash and cash equivalents	—	2
Cash and cash equivalents at beginning of period	16	14
Cash and cash equivalents at end of period	$16	$16
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$343	$200

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2016	$10,781	$(9)	$10,772
Net income	543	—	543
Other comprehensive income	—	1	1
Distributions to parent	(375)	—	(375)
Other	(2)	—	(2)
Balance at June 30, 2017	$10,947	$(8)	$10,939

Balance at December 31, 2017	$11,368	$(7)	$11,361
Net income	440	—	440
Other comprehensive income	—	1	1
Distributions to parent	(500)	—	(500)
Balance at June 30, 2018	$11,308	$(6)	$11,302

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$2,498	$2,392	$5,074	$4,571
Operating Expenses
Fuel used in electric generation and purchased power	895	831	1,871	1,557
Operation, maintenance and other	610	549	1,233	1,109
Depreciation and amortization	380	311	764	624
Property and other taxes	131	129	254	246
Impairment charges	4	2	33	2
Total operating expenses	2,020	1,822	4,155	3,538
Gains on Sales of Other Assets and Other, net	6	6	12	14
Operating Income	484	576	931	1,047
Other Income and Expenses, net	42	36	77	76
Interest Expense	203	196	412	402
Income Before Income Taxes	323	416	596	721
Income Tax Expense	56	139	92	243
Net Income	267	277	504	478
Less: Net Income Attributable to Noncontrolling Interests	2	3	4	5
Net Income Attributable to Parent	$265	$274	$500	$473

Net Income	$267	$277	$504	$478
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	2	1	2	2
Net unrealized gains on cash flow hedges	1	5	3	6
Unrealized (losses) gains on available-for-sale securities	(1)	1	(1)	2
Other Comprehensive Income, net of tax	2	7	4	10
Comprehensive Income	269	284	508	488
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	3	4	5
Comprehensive Income Attributable to Parent	$267	$281	$504	$483

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$37	$40
Receivables (net of allowance for doubtful accounts of $5 at 2018 and $4 at 2017)	130	123
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2018 and 2017)	969	780
Receivables from affiliated companies	3	31
Notes receivable from affiliated companies	309	240
Inventory	1,521	1,592
Regulatory assets (includes $51 at 2018 and 2017 related to VIEs)	970	741
Other	356	334
Total current assets	4,295	3,881
Property, Plant and Equipment
Cost	48,896	47,323
Accumulated depreciation and amortization	(16,380)	(15,857)
Generation facilities to be retired, net	378	421
Net property, plant and equipment	32,894	31,887
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,071 at 2018 and $1,091 at 2017 related to VIEs)	5,736	6,010
Nuclear decommissioning trust funds	3,342	3,324
Other	992	931
Total other noncurrent assets	13,725	13,920
Total Assets	$50,914	$49,688
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$816	$1,006
Accounts payable to affiliated companies	232	251
Notes payable to affiliated companies	1,152	805
Taxes accrued	181	101
Interest accrued	211	212
Current maturities of long-term debt (includes $53 at 2018 and 2017 related to VIEs)	1,321	771
Asset retirement obligations	386	295
Regulatory liabilities	233	213
Other	711	729
Total current liabilities	5,243	4,383
Long-Term Debt (includes $1,660 at 2018 and $1,689 at 2017 related to VIEs)	16,723	16,916
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	3,806	3,502
Asset retirement obligations	5,052	5,119
Regulatory liabilities	5,193	5,306
Accrued pension and other post-retirement benefit costs	519	545
Other	256	302
Total other noncurrent liabilities	14,826	14,774
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2018 and 2017	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	4,855	4,350
Accumulated other comprehensive loss	(26)	(25)
Total Progress Energy, Inc. stockholders' equity	13,972	13,468
Noncontrolling interests	—	(3)
Total equity	13,972	13,465
Total Liabilities and Equity	$50,914	$49,688

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$504	$478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	945	733
Equity component of AFUDC	(52)	(48)
Gains on sales of other assets	(12)	(15)
Impairment charges	33	2
Deferred income taxes	240	412
Accrued pension and other post-retirement benefit costs	12	(5)
Contributions to qualified pension plans	(45)	—
Payments for asset retirement obligations	(108)	(128)
Other rate case adjustments	37	—
Provision for rate refunds	65	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	14	—
Receivables	(196)	(64)
Receivables from affiliated companies	28	99
Inventory	71	95
Other current assets	(214)	(220)
Increase (decrease) in
Accounts payable	15	(211)
Accounts payable to affiliated companies	(19)	(140)
Taxes accrued	80	81
Other current liabilities	(58)	(148)
Other assets	(186)	(69)
Other liabilities	4	(18)
Net cash provided by operating activities	1,158	834
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,727)	(1,733)
Purchases of debt and equity securities	(812)	(1,108)
Proceeds from sales and maturities of debt and equity securities	820	1,123
Notes receivable from affiliated companies	(69)	(60)
Other	(81)	(22)
Net cash used in investing activities	(1,869)	(1,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	989	923
Payments for the redemption of long-term debt	(635)	(326)
Notes payable to affiliated companies	347	341
Other	(3)	(3)
Net cash provided by financing activities	698	935
Net decrease in cash, cash equivalents and restricted cash	(13)	(31)
Cash, cash equivalents and restricted cash at beginning of period	87	110
Cash, cash equivalents and restricted cash at end of period	$74	$79
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$366	$174

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
				Net Unrealized		Total Progress
	Additional		Net Losses on	Gains (losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2016	$8,094	$3,764	$(23)	$1	$(16)	$11,820	$(13)	$11,807
Net income	—	473	—	—	—	473	5	478
Other comprehensive income	—	—	6	2	2	10	—	10
Other	2	—	—	—	—	2	—	2
Balance at June 30, 2017	$8,096	$4,237	$(17)	$3	$(14)	$12,305	$(8)	$12,297

Balance at December 31, 2017	$9,143	$4,350	$(18)	$5	$(12)	$13,468	$(3)	$13,465
Net income	—	500	—	—	—	500	4	504
Other comprehensive income (loss)	—	—	3	(1)	2	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other(a)	—	5	—	(5)	—	—	—	—
Balance at June 30, 2018	$9,143	$4,855	$(15)	$(1)	$(10)	$13,972	$—	$13,972

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$1,291	$1,199	$2,751	$2,418
Operating Expenses
Fuel used in electric generation and purchased power	408	375	917	739
Operation, maintenance and other	375	342	756	704
Depreciation and amortization	235	173	470	354
Property and other taxes	40	40	75	80
Impairment charges	1	—	33	—
Total operating expenses	1,059	930	2,251	1,877
Gains on Sales of Other Assets and Other, net	1	1	2	3
Operating Income	233	270	502	544
Other Income and Expenses, net	19	26	37	57
Interest Expense	78	70	159	152
Income Before Income Taxes	174	226	380	449
Income Tax Expense	35	72	64	148
Net Income and Comprehensive Income	$139	$154	$316	$301

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$18	$20
Receivables (net of allowance for doubtful accounts of $2 at 2018 and $1 at 2017)	50	56
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2018 and 2017)	568	459
Receivables from affiliated companies	1	3
Inventory	976	1,017
Regulatory assets	532	352
Other	33	97
Total current assets	2,178	2,004
Property, Plant and Equipment
Cost	30,535	29,583
Accumulated depreciation and amortization	(11,296)	(10,903)
Generation facilities to be retired, net	378	421
Net property, plant and equipment	19,617	19,101
Other Noncurrent Assets
Regulatory assets	3,573	3,507
Nuclear decommissioning trust funds	2,627	2,588
Other	635	599
Total other noncurrent assets	6,835	6,694
Total Assets	$28,630	$27,799
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$375	$402
Accounts payable to affiliated companies	175	179
Notes payable to affiliated companies	540	240
Taxes accrued	90	64
Interest accrued	103	102
Current maturities of long-term debt	603	3
Asset retirement obligations	381	295
Regulatory liabilities	157	139
Other	344	376
Total current liabilities	2,768	1,800
Long-Term Debt	6,605	7,204
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,957	1,883
Asset retirement obligations	4,454	4,378
Regulatory liabilities	3,998	3,999
Accrued pension and other post-retirement benefit costs	243	248
Investment tax credits	142	143
Other	48	45
Total other noncurrent liabilities	10,842	10,696
Commitments and Contingencies
Equity
Member's Equity	8,265	7,949
Total Liabilities and Equity	$28,630	$27,799
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$316	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	565	453
Equity component of AFUDC	(26)	(26)
Gains on sales of other assets	(2)	(4)
Impairment charges	33	—
Deferred income taxes	53	224
Accrued pension and other post-retirement benefit costs	7	(10)
Contributions to qualified pension plans	(25)	—
Payments for asset retirement obligations	(89)	(101)
Other rate case adjustments	37	—
Provision for rate refunds	65	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	6	(3)
Receivables	(104)	3
Receivables from affiliated companies	2	—
Inventory	41	23
Other current assets	(111)	(50)
Increase (decrease) in
Accounts payable	(17)	(218)
Accounts payable to affiliated companies	(4)	(58)
Taxes accrued	26	(43)
Other current liabilities	(38)	(111)
Other assets	10	(37)
Other liabilities	13	(9)
Net cash provided by operating activities	758	334
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(996)	(840)
Purchases of debt and equity securities	(573)	(819)
Proceeds from sales and maturities of debt and equity securities	556	805
Notes receivable from affiliated companies	—	165
Other	(45)	(22)
Net cash used in investing activities	(1,058)	(711)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	15
Payments for the redemption of long-term debt	—	(269)
Notes payable to affiliated companies	300	633
Other	(2)	(1)
Net cash provided by financing activities	298	378
Net (decrease) increase in cash and cash equivalents	(2)	1
Cash and cash equivalents at beginning of period	20	11
Cash and cash equivalents at end of period	$18	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$172	$52

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2016	$7,358
Net income	301
Balance at June 30, 2017	$7,659

Balance at December 31, 2017	$7,949
Net income	316
Balance at June 30, 2018	$8,265

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$1,203	$1,191	$2,318	$2,150
Operating Expenses
Fuel used in electric generation and purchased power	486	455	953	817
Operation, maintenance and other	237	208	474	403
Depreciation and amortization	144	137	294	269
Property and other taxes	91	89	179	166
Impairment charges	—	1	—	2
Total operating expenses	958	890	1,900	1,657
Operating Income	245	301	418	493
Other Income and Expenses, net	26	19	47	39
Interest Expense	66	70	137	140
Income Before Income Taxes	205	250	328	392
Income Tax Expense	37	92	57	144
Net Income	$168	$158	$271	$248
Other Comprehensive (Loss) Income, net of tax
Unrealized (losses) gains on available-for-sale securities	(1)	1	(1)	2
Comprehensive Income	$167	$159	$270	$250

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$14	$13
Receivables (net of allowance for doubtful accounts of $3 at 2018 and 2017)	78	65
Receivables of VIEs (net of allowance for doubtful accounts of $2 at 2018 and 2017)	400	321
Receivables from affiliated companies	6	2
Notes receivable from affiliated companies	423	313
Inventory	546	574
Regulatory assets (includes $51 at 2018 and 2017 related to VIEs)	439	389
Other (includes $31 at 2018 and $40 at 2017 related to VIEs)	183	86
Total current assets	2,089	1,763
Property, Plant and Equipment
Cost	18,353	17,730
Accumulated depreciation and amortization	(5,079)	(4,947)
Net property, plant and equipment	13,274	12,783
Other Noncurrent Assets
Regulatory assets (includes $1,071 at 2018 and $1,091 at 2017 related to VIEs)	2,163	2,503
Nuclear decommissioning trust funds	715	736
Other	307	284
Total other noncurrent assets	3,185	3,523
Total Assets	$18,548	$18,069
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$440	$602
Accounts payable to affiliated companies	63	74
Taxes accrued	115	34
Interest accrued	53	56
Current maturities of long-term debt (includes $53 at 2018 and 2017 related to VIEs)	269	768
Asset retirement obligations	5	—
Regulatory liabilities	76	74
Other	357	334
Total current liabilities	1,378	1,942
Long-Term Debt (includes $1,361 at 2018 and $1,389 at 2017 related to VIEs)	7,183	6,327
Other Noncurrent Liabilities
Deferred income taxes	2,007	1,761
Asset retirement obligations	597	742
Regulatory liabilities	1,194	1,307
Accrued pension and other post-retirement benefit costs	243	264
Other	58	108
Total other noncurrent liabilities	4,099	4,182
Commitments and Contingencies
Equity
Member's equity	5,890	5,614
Accumulated other comprehensive (loss) income	(2)	4
Total equity	5,888	5,618
Total Liabilities and Equity	$18,548	$18,069

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$271	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	374	274
Equity component of AFUDC	(26)	(22)
Impairment charges	—	2
Deferred income taxes	206	186
Accrued pension and other post-retirement benefit costs	3	2
Contributions to qualified pension plans	(20)	—
Payments for asset retirement obligations	(19)	(27)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	6	2
Receivables	(92)	(65)
Receivables from affiliated companies	(4)	—
Inventory	28	72
Other current assets	(114)	(67)
Increase (decrease) in
Accounts payable	34	7
Accounts payable to affiliated companies	(11)	(83)
Taxes accrued	81	78
Other current liabilities	(21)	(57)
Other assets	(196)	(32)
Other liabilities	(10)	(5)
Net cash provided by operating activities	490	513
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(731)	(893)
Purchases of debt and equity securities	(239)	(289)
Proceeds from sales and maturities of debt and equity securities	264	318
Notes receivable from affiliated companies	(110)	(230)
Other	(35)	—
Net cash used in investing activities	(851)	(1,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	989	908
Payments for the redemption of long-term debt	(635)	(57)
Notes payable to affiliated companies	—	(297)
Other	(1)	(1)
Net cash provided by financing activities	353	553
Net decrease in cash, cash equivalents and restricted cash	(8)	(28)
Cash, cash equivalents and restricted cash at beginning of period	53	69
Cash, cash equivalents and restricted cash at end of period	$45	$41
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$194	$122

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2016	$4,899	$1	$4,900
Net income	248	—	248
Other comprehensive income	—	2	2
Other	2	—	2
Balance at June 30, 2017	$5,149	$3	$5,152

Balance at December 31, 2017	$5,614	$4	$5,618
Net income	271	—	271
Other comprehensive loss	—	(1)	(1)
Other(a)	5	(5)	—
Balance at June 30, 2018	$5,890	$(2)	$5,888

(a)
Amounts in Member's Equity and Accumulated Other Comprehensive Income (Loss) represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating Revenues
Regulated electric	$346	$328	$682	$665
Regulated natural gas	103	100	277	270
Nonregulated electric and other	10	9	24	20
Total operating revenues	459	437	983	955
Operating Expenses
Fuel used in electric generation and purchased power – regulated	93	86	185	183
Fuel used in electric generation and purchased power – nonregulated	14	14	29	29
Cost of natural gas	15	10	69	64
Operation, maintenance and other	130	132	261	263
Depreciation and amortization	62	63	132	130
Property and other taxes	68	67	145	139
Impairment charges	—	1	—	1
Total operating expenses	382	373	821	809
Loss on Sales of Other Assets and Other, net	—	—	(106)	—
Operating Income	77	64	56	146
Other Income and Expenses, net	8	5	14	10
Interest Expense	23	23	45	45
Income Before Income Taxes	62	46	25	111
Income Tax Expense	16	16	4	39
Net Income and Comprehensive Income	$46	$30	$21	$72

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$7	$12
Receivables (net of allowance for doubtful accounts of $3 at 2018 and 2017)	87	68
Receivables from affiliated companies	71	133
Notes receivable from affiliated companies	—	14
Inventory	124	133
Regulatory assets	46	49
Other	30	39
Total current assets	365	448
Property, Plant and Equipment
Cost	9,024	8,732
Accumulated depreciation and amortization	(2,696)	(2,691)
Net property, plant and equipment	6,328	6,041
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	425	445
Other	63	21
Total other noncurrent assets	1,408	1,386
Total Assets	$8,101	$7,875
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$267	$313
Accounts payable to affiliated companies	47	62
Notes payable to affiliated companies	219	29
Taxes accrued	127	190
Interest accrued	21	21
Current maturities of long-term debt	452	3
Asset retirement obligations	5	3
Regulatory liabilities	51	36
Other	71	71
Total current liabilities	1,260	728
Long-Term Debt	1,589	2,039
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	778	781
Asset retirement obligations	84	81
Regulatory liabilities	896	891
Accrued pension and other post-retirement benefit costs	83	59
Other	96	108
Total other noncurrent liabilities	1,937	1,920
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2018 and 2017	762	762
Additional paid-in capital	2,776	2,670
Accumulated deficit	(248)	(269)
Total equity	3,290	3,163
Total Liabilities and Equity	$8,101	$7,875

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	132
Equity component of AFUDC	(8)	(5)
Losses on sales of other assets	106	—
Impairment charges	—	1
Deferred income taxes	(2)	64
Accrued pension and other post-retirement benefit costs	2	2
Payments for asset retirement obligations	(2)	(3)
Provision for rate refunds	19	—
(Increase) decrease in
Receivables	(7)	11
Receivables from affiliated companies	62	55
Inventory	9	6
Other current assets	24	(11)
Increase (decrease) in
Accounts payable	(34)	(4)
Accounts payable to affiliated companies	(15)	(16)
Taxes accrued	(63)	(79)
Other current liabilities	8	(15)
Other assets	(7)	(12)
Other liabilities	(18)	(8)
Net cash provided by operating activities	229	190
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(392)	(286)
Cost of removal, net of salvage	(43)	(13)
Notes receivable from affiliated companies	14	31
Net cash used in investing activities	(421)	(268)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	93
Payments for the redemption of long-term debt	(3)	(1)
Notes payable to affiliated companies	190	8
Dividends to parent	—	(25)
Other	—	(1)
Net cash provided by financing activities	187	74
Net decrease in cash and cash equivalents	(5)	(4)
Cash and cash equivalents at beginning of period	12	13
Cash and cash equivalents at end of period	$7	$9
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$70	$59
Non-cash equity contribution from parent	106	—

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2016	$762	$2,695	$(461)	$2,996
Net income	—	—	72	72
Dividends to parent	—	(25)	—	(25)
Balance at June 30, 2017	$762	$2,670	$(389)	$3,043

Balance at December 31, 2017	$762	$2,670	$(269)	$3,163
Net income	—	—	21	21
Contribution from parent(a)	—	106	—	106
Balance at June 30, 2018	$762	$2,776	$(248)	$3,290

(a)	Represents a non-cash settlement through equity of an intercompany payable from Duke Energy Ohio to its parent.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$738	$742	$1,469	$1,500
Operating Expenses
Fuel used in electric generation and purchased power	226	234	458	485
Operation, maintenance and other	197	194	378	369
Depreciation and amortization	126	91	256	216
Property and other taxes	20	15	40	37
Total operating expenses	569	534	1,132	1,107
Operating Income	169	208	337	393
Other Income and Expenses, net	6	11	13	20
Interest Expense	43	44	83	88
Income Before Income Taxes	132	175	267	325
Income Tax Expense	34	69	69	128
Net Income and Comprehensive Income	$98	$106	$198	$197

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$24	$9
Receivables (net of allowance for doubtful accounts of $2 at 2018 and 2017)	54	57
Receivables from affiliated companies	89	125
Inventory	470	450
Regulatory assets	191	165
Other	52	30
Total current assets	880	836
Property, Plant and Equipment
Cost	15,213	14,948
Accumulated depreciation and amortization	(4,767)	(4,662)
Net property, plant and equipment	10,446	10,286
Other Noncurrent Assets
Regulatory assets	1,021	978
Other	224	189
Total other noncurrent assets	1,245	1,167
Total Assets	$12,571	$12,289
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$171	$196
Accounts payable to affiliated companies	58	78
Notes payable to affiliated companies	221	161
Taxes accrued	54	95
Interest accrued	59	57
Current maturities of long-term debt	62	3
Asset retirement obligations	98	54
Regulatory liabilities	19	24
Other	123	104
Total current liabilities	865	772
Long-Term Debt	3,570	3,630
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	957	925
Asset retirement obligations	758	727
Regulatory liabilities	1,755	1,723
Accrued pension and other post-retirement benefit costs	111	76
Investment tax credits	147	147
Other	14	18
Total other noncurrent liabilities	3,742	3,616
Commitments and Contingencies
Equity
Member's Equity	4,244	4,121
Total Liabilities and Equity	$12,571	$12,289

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	258	218
Equity component of AFUDC	(7)	(12)
Deferred income taxes	36	131
Accrued pension and other post-retirement benefit costs	3	3
Contributions to qualified pension plans	(8)	—
Payments for asset retirement obligations	(21)	(17)
Provision for rate refunds	49	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	1
Receivables	2	73
Receivables from affiliated companies	36	27
Inventory	(20)	34
Other current assets	(35)	(15)
Increase (decrease) in
Accounts payable	33	(68)
Accounts payable to affiliated companies	(19)	(24)
Taxes accrued	(41)	(3)
Other current liabilities	3	(11)
Other assets	20	(13)
Other liabilities	(21)	(9)
Net cash provided by operating activities	466	512
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(416)	(397)
Purchases of debt and equity securities	(34)	(10)
Proceeds from sales and maturities of debt and equity securities	13	4
Notes receivable from affiliated companies	—	67
Other	2	(23)
Net cash used in investing activities	(435)	(359)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	(2)
Notes payable to affiliated companies	60	—
Distributions to parent	(75)	(150)
Other	(1)	(1)
Net cash used in financing activities	(16)	(153)
Net increase in cash and cash equivalents	15	—
Cash and cash equivalents at beginning of period	9	17
Cash and cash equivalents at end of period	$24	$17
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$62	$81

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2016	$4,067
Net income	197
Distributions to parent	(150)
Balance at June 30, 2017	$4,114

Balance at December 31, 2017	$4,121
Net income	198
Distributions to parent	(75)
Balance at June 30, 2018	$4,244

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Revenues	$215	$201	$768	$701
Operating Expenses
Cost of natural gas	74	65	333	270
Operation, maintenance and other	85	76	167	153
Depreciation and amortization	39	36	78	71
Property and other taxes	12	12	24	25
Impairment charges	—	7	—	7
Total operating expenses	210	196	602	526
Operating Income	5	5	166	175
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	1	2	3	5
Other income and expenses, net	3	(1)	6	(1)
Total other income and expenses	4	1	9	4
Interest Expense	20	19	41	39
(Loss) Income Before Income Taxes	(11)	(13)	134	140
Income Tax (Benefit) Expense	(3)	(5)	32	53
Net (Loss) Income and Comprehensive (Loss) Income	$(8)	$(8)	$102	$87

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$8	$19
Receivables (net of allowance for doubtful accounts of $3 at 2018 and $2 at 2017)	109	275
Receivables from affiliated companies	11	7
Notes receivable from affiliated companies	77	—
Inventory	38	66
Regulatory assets	35	95
Other	36	52
Total current assets	314	514
Property, Plant and Equipment
Cost	7,089	6,725
Accumulated depreciation and amortization	(1,533)	(1,479)
Net property, plant and equipment	5,556	5,246
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	297	283
Investments in equity method unconsolidated affiliates	62	61
Other	65	65
Total other noncurrent assets	473	458
Total Assets	$6,343	$6,218
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$133	$125
Accounts payable to affiliated companies	1	13
Notes payable to affiliated companies	—	364
Taxes accrued	23	19
Interest accrued	31	31
Current maturities of long-term debt	250	250
Regulatory liabilities	51	3
Other	53	69
Total current liabilities	542	874
Long-Term Debt	1,787	1,787
Other Noncurrent Liabilities
Deferred income taxes	569	564
Asset retirement obligations	15	15
Regulatory liabilities	1,183	1,141
Accrued pension and other post-retirement benefit costs	3	5
Other	180	170
Total other noncurrent liabilities	1,950	1,895
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2018 and 2017	1,160	860
Retained earnings	904	802
Total equity	2,064	1,662
Total Liabilities and Equity	$6,343	$6,218

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	74
Impairment charges	—	7
Deferred income taxes	4	100
Equity in earnings from unconsolidated affiliates	(3)	(5)
Accrued pension and other post-retirement benefit costs	(2)	6
Provision for rate refunds	27	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(39)
Receivables	166	155
Receivables from affiliated companies	(4)	(1)
Inventory	28	28
Other current assets	74	(64)
Increase (decrease) in
Accounts payable	(32)	(44)
Accounts payable to affiliated companies	(12)	42
Taxes accrued	4	(46)
Other current liabilities	28	(23)
Other assets	2	28
Other liabilities	(2)	(6)
Net cash provided by operating activities	459	299
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(327)	(260)
Contributions to equity method investments	—	(12)
Notes receivable from affiliated companies	(77)	—
Other	(2)	1
Net cash used in investing activities	(406)	(271)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	125
Notes payable and commercial paper	—	(330)
Notes payable to affiliated companies	(364)	167
Capital contributions from parent	300	—
Other	—	(1)
Net cash used in financing activities	(64)	(39)
Net decrease in cash and cash equivalents	(11)	(11)
Cash and cash equivalents at beginning of period	19	25
Cash and cash equivalents at end of period	$8	$14
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$73	$45
Transfer of ownership interest of certain equity method investees to parent	—	149

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2016	$860	$812	$1,672
Net income	—	87	87
Transfer of ownership interest of certain equity method investees to parent	—	(149)	(149)
Balance at June 30, 2017	$860	$750	$1,610

Balance at December 31, 2017	$860	$802	$1,662
Net income	—	102	102
Contribution from parent	300	—	300
Balance at June 30, 2018	$1,160	$904	$2,064

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
REVENUE
Duke Energy recognizes revenue as customers obtain control of promised goods and services in an amount that reflects consideration expected in exchange for those goods or services. Generally, the delivery of electricity and natural gas results in the transfer of control to customers at the time the commodity is delivered and the amount of revenue recognized is equal to the amount billed to each customer, including estimated volumes delivered when billings have not yet occurred. See Note 13 for further information.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Duke Energy, Progress Energy and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and variable interest entities (VIEs). See Note 12 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets. The following table presents the components of cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets.

	June 30, 2018			December 31, 2017
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$304	$37	$14	$358	$40	$13
Other	115	31	31	138	40	40
Other Noncurrent Assets
Other	8	6	—	9	7	—
Total cash, cash equivalents and restricted cash	$427	$74	$45	$505	$87	$53

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

INVENTORY
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Inventory, including excess or obsolete inventory, is written-down to the lower of cost or market value. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. Provisions for inventory write-offs were not material at June 30, 2018, and December 31, 2017. The components of inventory are presented in the tables below.

	June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,293	$769	$1,085	$757	$328	$84	$313	$2
Coal	562	173	218	109	109	15	155	—
Natural gas, oil and other fuel	322	42	218	110	109	25	2	36
Total inventory	$3,177	$984	$1,521	$976	$546	$124	$470	$38

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,293	$744	$1,118	$774	$343	$82	$309	$2
Coal	603	192	255	139	116	17	139	—
Natural gas, oil and other fuel	354	35	219	104	115	34	2	64
Total inventory	$3,250	$971	$1,592	$1,017	$574	$133	$450	$66
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Duke Energy	$95	$91	$194	$182
Duke Energy Carolinas	9	9	17	18
Progress Energy	56	55	110	101
Duke Energy Progress	5	4	10	9
Duke Energy Florida	51	51	100	92
Duke Energy Ohio	25	23	55	51
Duke Energy Indiana	5	3	11	10
Piedmont	—	1	1	2
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2018 and 2017 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. While immaterial, adoption of the following accounting standards had the most significant impact on the Duke Energy results of operations, cash flows and financial position for the six months ended June 30, 2018.
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
In preparation for adoption, Duke Energy identified material revenue streams and reviewed representative contracts and tariffs, including those associated with certain long-term customer contracts such as wholesale contracts, PPAs and other customer arrangements. Duke Energy also monitored the activities of the power and utilities industry revenue recognition task force and has reviewed published positions on specific industry issues to evaluate the impact, if any, on Duke Energy’s specific contracts and conclusions.
Duke Energy applied the available practical expedient to portfolios of tariffs and contracts with similar characteristics. The vast majority of sales, including energy provided to retail customers, are from tariff offerings that provide natural gas or electricity without a defined contractual term ("at-will"). In most circumstances, revenue from contracts with customers is equivalent to the electricity or natural gas supplied and billed in that period (including estimated billings). As such, adoption of the new rules did not result in a shift in the timing or pattern of revenue recognition for such sales. While there have been changes to the captions and descriptions of revenues in Duke Energy’s financial statements, the most significant impact as a result of adopting the standard are additional disclosures around the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. See Note 13 for further information.
Financial Instruments Classification and Measurement. In January 2018, Duke Energy adopted FASB guidance, which revised the classification and measurement of certain financial instruments. The adopted guidance changes the presentation of realized and unrealized gains and losses in certain equity securities that were previously recorded in accumulated other comprehensive income (AOCI). These gains and losses are now recorded in net income. An entity's equity investments that are accounted for under the equity method of accounting are not included within the scope of the new guidance. This guidance had a minimal impact on the Duke Energy Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income as changes in the fair value of most of the Duke Energy Registrants' equity securities are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations. The resulting adjustment of unrealized gains and losses in AOCI to retained earnings was immaterial. The primary impact to Duke Energy as a result of implementing this guidance is adding disclosure requirements to present separately the financial assets and financial liabilities by measurement category and form of financial asset. See Notes 10 and 11 for further information.
Statement of Cash Flows. In November 2016, the FASB issued revised accounting guidance to reduce diversity in practice for the presentation and classification of restricted cash on the Condensed Consolidated Statements of Cash Flows. Under the updated guidance, restricted cash and restricted cash equivalents are included within beginning-of-period and end-of-period cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows. Duke Energy adopted this guidance on January 1, 2018. The guidance has been applied using a retrospective transition method to each period presented. The adoption by Duke Energy of the revised guidance resulted in a change to the amount of Cash, cash equivalents and restricted cash explained when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. In addition, a reconciliation has been provided of Cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sums to the total of the same such amounts in the Condensed Consolidated Statements of Cash Flows. Prior to adoption, the Duke Energy Registrants reflected changes in noncurrent restricted cash within Cash Flows from Investing Activities and changes in current restricted cash within Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.
In August 2016, the FASB issued accounting guidance addressing diversity in practice for eight separate cash flow issues. The guidance requires entities to classify distributions received from equity method investees using either the cumulative earnings approach or the nature of the distribution approach. Duke Energy adopted this guidance on January 1, 2018, and elected the nature of distribution approach. This approach requires all distributions received to be categorized based on legal documentation describing the nature of the activities generating the distribution. Cash inflows resulting in a return on investment (surplus) will be reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows, whereas cash inflows resulting in a return of investment (capital) will be reflected in Cash Flows from Investing Activities on the Condensed Consolidated Statements of Cash Flows. The guidance has been applied using the retrospective transition method to each period presented. There are no changes to the Condensed Consolidated Statements of Cash Flows for the periods presented as a result of this accounting change.
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
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by Duke Energy, as of June 30, 2018.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019. The guidance will be applied using a modified retrospective approach. Duke Energy expects to elect certain of the following practical expedients upon adoption:

Practical Expedient	Description
Package of transition practical expedients (for leases commenced prior to adoption date and must be adopted as a package)
Do not need to 1) reassess whether any expired or existing contracts are/or contain leases, 2) reassess the lease classification for any expired or existing leases and 3) reassess initial direct costs for any existing leases.

Short-term lease expedient (elect by class of underlying asset)	Elect as an accounting policy to not apply the recognition requirements to short-term leases by asset class.
Lease and non-lease components (elect by class of underlying asset)
Elect as an accounting policy to not separate non-lease components from lease components and instead account for each lease and associated non-lease component as a single lease component by asset class.

Hindsight expedient (when determining lease term)	Elect to use hindsight to determine the lease term.
Existing and expired land easements not previously accounted for as leases	Elect to not evaluate existing or expired easements under the new guidance and carry forward current accounting treatment.
Comparative reporting requirements for initial adoption
Elect to apply transition requirements at adoption date, recognize cumulative effect adjustment to retained earnings in period of adoption and not apply ASC 842 to comparative periods, including disclosures.

Lessor expedient (elect by class of underlying asset)
Elect as an accounting policy to aggregate non-lease components with the related lease component when specified conditions are met by asset class. Account for the combined component based on its predominant characteristic (revenue or operating lease).

Duke Energy is currently evaluating the financial statement impact of adopting this standard and is continuing to monitor industry implementation issues, including pipeline laterals and renewable energy PPAs. Duke Energy expects an increase in assets and liabilities on its balance sheet along with the addition of required disclosures of key lease information. However, the ultimate impact of the new standard has not yet been determined. System enhancements, including additional processes and controls, will be required to facilitate the identification, tracking and reporting of potential leases based upon requirements of the new lease standard. Duke Energy has begun the implementation of a third-party software tool to help with the adoption and ongoing accounting under the new standard.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,215	$294	$119	$5,628	$15	$—	$5,643
Intersegment revenues	8	24	—	32	17	(49)	—
Total revenues	$5,223	$318	$119	$5,660	$32	$(49)	$5,643
Segment income (loss)(a)(b)	$575	$28	$38	$641	$(136)	$—	$505
Add back noncontrolling interests							2
Loss from discontinued operations, net of tax							(5)
Net income							$502
Segment assets	$121,947	$11,437	$4,233	$137,617	$2,461	$181	$140,259

	Three Months Ended June 30, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,150	$279	$110	$5,539	$16	$—	$5,555
Intersegment revenues	8	22	—	30	19	(49)	—
Total revenues	$5,158	$301	$110	$5,569	$35	$(49)	$5,555
Segment income (loss)(b)	$729	$27	$26	$782	$(94)	$—	$688
Add back noncontrolling interests							3
Loss from discontinued operations, net of tax							(2)
Net income							$689

	Six Months Ended June 30, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$10,530	$997	$220	$11,747	$31	$—	$11,778
Intersegment revenues	16	48	—	64	36	(100)	—
Total revenues	$10,546	$1,045	$220	$11,811	$67	$(100)	$11,778
Segment income (loss)(a)(b)(c)(d)	$1,325	$144	$58	$1,527	$(402)	$—	$1,125
Add back noncontrolling interests							4
Loss from discontinued operations, net of tax							(5)
Net income							$1,124

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	Six Months Ended June 30, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$10,090	$927	$238	$11,255	$29	$—	$11,284
Intersegment revenues	15	44	—	59	39	(98)	—
Total revenues	$10,105	$971	$238	$11,314	$68	$(98)	$11,284
Segment income (loss)(b)	$1,364	$160	$51	$1,575	$(171)	$—	$1,404
Add back noncontrolling interests							4
Loss from discontinued operations, net of tax							(2)
Net income							$1,406

(a)
Electric Utilities and Infrastructure includes regulatory and legislative impairment charges related to rate case orders, settlements or other actions of regulators or legislative bodies. See Note 3 for additional information.

(b)	Other includes costs to achieve the Piedmont acquisition.

(c)	Gas Utilities and Infrastructure includes an impairment of the investment in Constitution Pipeline Company, LLC (Constitution). See Note 3 for additional information.

(d)
Other includes the loss on the sale of the retired Beckjord Generating Station (Beckjord) described below and a valuation allowance recorded against the alternative minimum tax credits subject to sequestration. See Note 17 for additional information on the valuation allowance.

In February 2018, Duke Energy sold Beckjord, a nonregulated facility retired during 2014, and recorded a pretax loss of $106 million within Gains (Losses) on Sales of Other Assets and Other, net and $1 million within Operation, maintenance and other on Duke Energy's Condensed Consolidated Statements of Operations for the six months ended June 30, 2018. The sale included the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.
Duke Energy Ohio
Duke Energy Ohio has two reportable operating segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure.
Electric Utilities and Infrastructure transmits and distributes electricity in portions of Ohio and generates, distributes and sells electricity in portions of Northern Kentucky. Gas Utilities and Infrastructure transports and sells natural gas in portions of Ohio and Northern Kentucky. Both reportable operating segments conduct operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.
The remainder of Duke Energy Ohio's operations is presented as Other, which is primarily comprised of governance costs allocated by its parent, Duke Energy, and revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from the Ohio Valley Electric Corporation's (OVEC) power plants. See Note 8 for additional information on related party transactions.

	Three Months Ended June 30, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Consolidated
Total revenues	$346	$103	$449	$10	$—	$459
Segment income (loss)/Net income	39	18	57	(11)	—	46
Segment assets	$5,336	$2,727	$8,063	$40	$(2)	$8,101

	Three Months Ended June 30, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$329	$100	$429	$8	$437
Segment income (loss)/Net income	22	17	39	(9)	30

	Six Months Ended June 30, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$682	$277	$959	$24	$983
Segment income (loss)/Net income(a)	72	52	124	(103)	21

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
(a)    Other includes the loss on the sale of Beckjord.
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
Power/Forward Deferral – South Carolina
On June 22, 2018, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the PSCSC seeking an accounting order authorizing deferral of certain costs incurred in connection with grid reliability, resiliency and modernization work that is being performed under the companies’ Power/Forward initiative. On July 25, 2018, the PSCSC ordered that the matter be set for filed comments and oral argument upon request of the Office of Regulatory Staff. A procedural schedule has not yet been issued. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million, which represented an approximate 13.6 percent increase in annual base revenues. The rate increase was driven by capital investments subsequent to the previous base rate case, including the William States Lee Combined Cycle Facility discussed below, grid improvement projects, advanced metering infrastructure (AMI), investments in customer service technologies, costs of complying with coal combustion residuals (CCR) regulations and the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) and recovery of costs related to licensing and development of the William States Lee III Nuclear Station (Lee Nuclear Station) discussed below.
On February 28, 2018, Duke Energy Carolinas and the North Carolina Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, Duke Energy Carolinas recorded a pretax charge of approximately $4 million to Operation, maintenance and other on the Condensed Consolidated Statements of Operations.
On June 1, 2018, Duke Energy Carolinas and certain intervenors filed a Pilot Grid Rider Agreement and Stipulation (Grid Rider Stipulation) in which the parties agreed to the proposal Duke Energy Carolinas introduced in a post-hearing brief on April 27, 2018, along with additional commitments by Duke Energy Carolinas. Also on June 1, 2018, Duke Energy Carolinas and the Commercial Group filed a Partial Stipulation and Settlement Agreement to be considered in conjunction with the Stipulation.
Components of the Grid Rider Stipulation included:

•
Duke Energy Carolinas would recover Power/Forward costs through a pilot, three-year Grid Rider except for costs related to targeted undergrounding of power lines, cable and conduit replacement, and power pole replacement;

•	Excluded costs were to be deferred with a return until Duke Energy Carolinas’ next base rate case proceeding; and

•	Costs incurred during the three-year pilot, both rider recoverable and deferred, were subject to a 4.5 percent cumulative cap of total annual electric service revenue.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

On June 22, 2018, the NCUC issued an order approving the Stipulation of Partial Settlement and requiring a revenue reduction. The order also included the following material components not covered in the Stipulation:

•	Recovery of $554 million of deferred coal ash basin closure costs over a five-year period with a return at Duke Energy Carolinas' weighted average cost of capital (WACC);

•	Assessment of a $70 million management penalty ratably over a five-year period by reducing the annual recovery of the deferred coal ash costs;

•
Denial of Duke Energy Carolinas' request for recovery of future estimated ongoing annual coal ash costs of $201 million with approval to defer such costs with a return at Duke Energy Carolinas' WACC, to be considered for recovery in the next rate case;

•	Inclusion in rates of costs related to the Lee Combined Cycle Facility, two new solar facilities, and AMI deployment as requested;

•	Recovery of Lee Nuclear Station licensing and development cost of $347 million over a 12-year period, but denial of a return on the deferred balance of costs;

•
Reduction in revenue related to lower income tax expense resulting from the Federal Tax Cuts and Jobs Act (Tax Act), and a requirement to maintain all excess deferred income tax resulting from the Tax Act in a regulatory liability account pending flowback to customers as approved by the commission at the earlier of three years or Duke Energy Carolinas’ next general rate case proceeding; and

•
Denial of the proposed Grid Rider Stipulation related to Power/Forward costs and denial of deferral accounting treatment of the costs at this time. Duke Energy Carolinas may petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization.

As a result of the Order, Duke Energy Carolinas recorded a pretax charge of approximately $150 million to Impairment charges and Operation, maintenance and other on the Condensed Consolidated Statements of Operations. The charge is primarily related to the denial of a return on the Lee Nuclear Project and for previously recognized return impacted by the coal ash management penalty described above. On July 27, 2018, NCUC approved Duke Energy Carolinas' compliance filing. As a result, revised customer rates will become effective on August 1, 2018.
On July 20, 2018, the North Carolina Attorney General filed a Notice of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Attorney General contends the commission’s order should be reversed and remanded, as it is in excess of the commission’s statutory authority; affected by errors of law; unsupported by competent, material and substantial evidence in view of the entire record as submitted; and arbitrary or capricious. The Sierra Club, North Carolina Sustainable Energy Association, North Carolina Justice Center, North Carolina Housing Coalition, Natural Resource Defense Council and Southern Alliance for Clean Energy have also filed Notices of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction. Duke Energy Carolinas cannot predict the outcome of this matter.
FERC Formula Rate Matter
On July 31, 2017, Piedmont Municipal Power Agency (PMPA) filed a complaint with FERC against Duke Energy Carolinas alleging that Duke Energy Carolinas misapplied the formula rate under the PPA between the parties by including in its rates amortization expense associated with regulatory assets and recorded in a certain account without FERC approval. On February 15, 2018, FERC issued an order ruling in favor of PMPA and ordered Duke Energy Carolinas to refund to PMPA all amounts improperly collected under the PPA. Duke Energy Carolinas has issued to PMPA and similarly situated wholesale customers refunds of approximately $25 million. FERC also set the matter for settlement and hearing. PMPA and other customers filed a protest to Duke Energy Carolinas' refund report claiming that the refunds are inadequate in that (1) Duke Energy Carolinas invoked the limitations periods in the contracts to limit the time period for which the refunds were paid and the customers disagree that this limitation applies, and (2) Duke Energy Carolinas refunded only amounts recovered through a certain account and the customers have asserted that the order applies to all regulatory assets. On July 3, 2018, FERC issued an order accepting Duke Energy Carolinas' refund report and ruling that these claims are outside the scope of FERC's February order. Duke Energy Carolinas cannot predict the outcome of this matter.
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity for the construction and operation of a 750-megawatt (MW) combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and its share of the cost to build the facility was approximately $650 million, including allowance for funds used during construction (AFUDC). Approximately $600 million is being recovered through base rate or deferral filings in North Carolina and South Carolina. The remaining amount will be included in future rate filings. The project commenced commercial operation on April 5, 2018. NCEMC will own approximately 13 percent of the project.

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
The Duke Energy Carolinas rate case filing discussed above included a request to cancel the development of the Lee Nuclear Station project, recover incurred licensing and development costs and maintain the license issued by the NRC as an option for potential future development. The cancellation request was due to the Westinghouse bankruptcy filing and other market activity. The NCUC Order issued on June 22, 2018, approved the cancellation of the Lee Nuclear Project, allowed Duke Energy Carolinas to continue to maintain the COLs, provided for recovery of the North Carolina retail allocation of project development costs, including AFUDC accrued through December 31, 2017, over 12 years and disallowed any return on the unamortized balance during the 12-year recovery period.
Given the recent repeal of certain sections of the Base Load Review Act in South Carolina combined with the cancellation of the project, Duke Energy Carolinas determined that it was no longer probable it would be allowed a return on its share of project development costs attributable to South Carolina. As a result, Duke Energy Carolinas recorded a pretax impairment of $29 million within Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Income.
South Carolina Petition
On June 22, 2018, Duke Energy Carolinas filed a petition with the PSCSC requesting an accounting order to defer certain costs incurred in connection with the addition of the William States Lee Combined Cycle Facility, the ongoing deployment of Duke Energy Carolinas new billing and Customer Information System and the addition of the Carolinas West Primary Distribution Control Center. This request totaling approximately $33 million was approved on July 25, 2018.
Sale of Hydroelectric (Hydro) Plants
In May 2018, Duke Energy Carolinas entered an agreement for the sale of five hydro plants with a combined 18.7-MW generation capacity in the Western Carolinas region to Northbrook Energy. The completion of the transaction is subject to approval from FERC, as well as other state regulatory agencies and is contingent upon regulatory approval from the NCUC and PSCSC to defer the total estimated loss on the sale of approximately $40 million. On July 5, 2018, Duke Energy Carolinas filed for approval of the sale of the five hydro plants to Northbrook, to transfer the Certificates of Public Convenience and Necessity for the four North Carolina hydro plants and to establish a regulatory asset for the North Carolina retail portion of the difference between sales proceeds and net book value. Duke Energy Carolinas will also file with PSCSC requesting recovery for the total estimated loss. If commission approval is not received, Duke Energy Carolinas can cancel the sales agreement and retain the hydro facilities. If commission approval is received, the closing is expected to occur during the first quarter of 2019. After closing, Duke Energy Carolinas will purchase all of the capacity and energy generated by these facilities at the avoided cost for five years through power purchase agreements. Duke Energy Carolinas cannot predict the outcome of this matter.
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
On November 22, 2017, Duke Energy Progress and the North Carolina Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, in 2017 Duke Energy Progress recorded pretax charges totaling approximately $25 million to Impairment charges and Operation, maintenance and other on the Condensed Consolidated Statements of Operations, principally related to disallowances from rate base of certain projects at the Mayo and Sutton plants. On February 23, 2018, the NCUC issued an order approving the stipulation. The order also included the following material components not covered in the stipulation:

•
Recovery of the remaining $234 million of deferred coal ash basin closure costs over a five-year period with a return at Duke Energy Progress' WACC, excluding $9.5 million of retail deferred coal ash basin costs related to ash hauling at Duke Energy Progress' Asheville Plant;

•	Assessment of a $30 million management penalty ratably over a five-year period by reducing the annual recovery of the deferred coal ash costs;

•
Denial of Duke Energy Progress' request for recovery of future estimated ongoing annual coal ash costs of $129 million with approval to defer such costs with a return at Duke Energy Progress' WACC, to be considered for recovery in the next rate case; and

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

•
Approval to recover $51 million of the approximately $80 million deferred storm costs over a five-year period with amortization beginning in October 2016. The order did not allow the deferral of the associated capital costs or a return on the deferred balance during the deferral period.

The order also impacted certain amounts that were similarly recorded on Duke Energy Carolinas' Condensed Consolidated Balance Sheets. As a result of the order, Duke Energy Progress and Duke Energy Carolinas recorded pretax charges of $68 million and $14 million, respectively, in the first quarter of 2018 to Impairment charges, Operation, maintenance and other and Interest Expense on the Condensed Consolidated Statements of Operations. These charges primarily related to the coal ash basin disallowance and previously recognized return impacted by the coal ash management penalty and deferred storm cost adjustments. Revised customer rates became effective on March 16, 2018.
On May 15, 2018, the Public Staff of the NCUC filed a Notice of Cross Appeal to the North Carolina Supreme Court from the February 23, 2018, Order Accepting Stipulation, Deciding Contested Issues and Granting Partial Rate Increase issued by the NCUC. The Public Staff contend the commission’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by competent, material and substantial evidence in view of the entire record as submitted. Duke Energy Progress cannot predict the outcome of this matter. The North Carolina Attorney General and Sierra Club have also filed Notices of Appeal to the North Carolina Supreme Court from the February 23, 2018, Order Accepting Stipulation, Deciding Contested Issues and Granting partial Rate Increase.
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
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $344 million and $385 million is included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017, respectively. Duke Energy Progress' request for a regulatory asset at the time of retirement with amortization over a 10-year period was approved by the NCUC on February 23, 2018.
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
South Carolina Petitions
On June 22, 2018, Duke Energy Progress filed a petition with the PSCSC seeking an accounting order authorizing Duke Energy Progress to adopt new depreciation rates, effective March 16, 2018, that reflect the results of Duke Energy Progress’ most recent depreciation study. Also on June 22, 2018, Duke Energy Progress filed a petition with the PSCSC requesting an accounting order to defer certain costs incurred in connection with the deployment of AMI, the ongoing deployment of Duke Energy Progress' new billing and Customer Information System, new depreciation rates and costs incurred in connection with the excess return of certain state taxes from North Carolina. These requests totaling approximately $20 million were approved on July 25, 2018.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

FERC Form 1 Reporting Matter
On October 18, 2017, Fayetteville Public Works Commission (FPWC) filed with FERC a complaint against Duke Energy Progress. In the complaint, FPWC alleges that Duke Energy Progress’ change in its method of reporting materials and supplies inventory on FERC Form 1 for 2015 constituted a change in accounting practice that Duke Energy Progress was not permitted to implement without first obtaining FERC approval. On April 23, 2018, FERC issued an order finding that Duke Energy Progress’ new reporting methodology was not proper and required Duke Energy Progress to revise its FERC Form 1s beginning in 2014 and to issue refunds to formula rate customers. Duke Energy Progress estimates that these refunds will total approximately $14 million. On May 23, 2018, Duke Energy Progress filed a request for rehearing alleging that FERC’s order is incorrect. Duke Energy Progress revised its FERC Form 1 filings in June 2018. Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Florida
Storm Restoration Cost Recovery
In September 2017, Duke Energy Florida’s service territory suffered significant damage from Hurricane Irma, resulting in approximately 1.3 million customers experiencing outages. In the fourth quarter of 2017, Duke Energy Florida also incurred preparation costs related to Hurricane Nate. On December 28, 2017, Duke Energy Florida filed a petition with the FPSC to recover incremental storm restoration costs for hurricanes Irma and Nate and to replenish the storm reserve. On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately mid-2021. On May 31, 2018, Duke Energy Florida filed a petition for approval of actual storm restoration costs and associated recovery process related to Hurricanes Irma and Nate. The petition is seeking the approval for the recovery in the amount of $510 million in actual recoverable storm restoration costs, including the replenishment of Duke Energy Florida’s storm reserve of $132 million, and the process for recovering these recoverable storm costs. The evidentiary hearing in this matter is scheduled for the week of October 15, 2018. At June 30, 2018, Duke Energy Florida's Condensed Consolidated Balance Sheets included approximately $295 million of recoverable costs under the FPSC's storm rule in Regulatory assets within Current Assets and Other Noncurrent Assets related to storm recovery. Duke Energy Florida cannot predict the outcome of this matter.
Tax Act
Pursuant to Duke Energy Florida's 2017 Revised and Restated Settlement Agreement, on May 31, 2018, Duke Energy Florida filed a petition related to the Tax Act, which included annual tax savings of $84 million and annual amortization of excess deferred taxes of $67 million for a total of $151 million. The pretax revenue requirement impact is $201 million, of which $50 million will be offset with accelerated depreciation of Crystal River 4 and 5 coal units and $151 million will be offset by Hurricane Irma storm cost recovery as explained in the Storm Restoration Cost Recovery section above. The petition is subject to review and approval by the FPSC. The hearing is scheduled to begin on January 8, 2019. Duke Energy Florida cannot predict the outcome of this matter.
Citrus County Combined Cycle Facility
On October 2, 2014, the FPSC granted Duke Energy Florida a Determination of Need for the construction of a 1,640-MW combined-cycle natural gas plant in Citrus County, Florida. On May 5, 2015, the Florida Department of Environmental Protection approved Duke Energy Florida's Site Certification Application. The project has received all required permits and approvals and construction began in October 2015. The facility is expected to be commercially available by the end of 2018 at an estimated cost of $1.5 billion, including AFUDC. Actual costs in excess of the estimated amount may not be collected from customers absent a showing of extraordinary circumstances. On April 2, 2018, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirements associated with the new facility. The annual retail revenue requirement is approximately $200 million. On July 10, 2018, the FPSC voted to approve Duke Energy Florida's request to include the revenue requirements for the new Citrus County combined-cycle units in base rates. The rate increase for the first unit is expected to take place in November 2018 and the rate increase for the second unit is expected to take place in January 2019. The plant will receive natural gas from the Sabal Trail pipeline discussed below.
Duke Energy Ohio
2017 Electric Security Plan Filing
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an electric security plan (ESP). If approved by the PUCO, the term of the ESP would be from June 1, 2018, to May 31, 2025. Terms of the ESP include continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO, including, but not limited to, its Electric Base Rate Case. Additionally, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation and Recommendation (Stipulation) with the PUCO resolving certain issues in this proceeding. The Stipulation establishes a regulatory model for the next seven years via the approval of the ESP and continues the current model for procuring supply for non-shopping customers, including recovery mechanisms. The Stipulation is subject to the review and approval of PUCO. An evidentiary hearing to review the Stipulation and other issues in the cases will conclude on August 6, 2018. Duke Energy Ohio cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio has requested an estimated annual increase of approximately $15 million and a return on equity of 10.4 percent. The application also includes requests to continue certain current riders and establish new riders. On September 26, 2017, the PUCO staff filed a report recommending a revenue decrease between approximately $18 million and $29 million and a return on equity between 9.22 percent and 10.24 percent. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO resolving certain issues in this proceeding. Major components of the Stipulation include a $19 million annual base distribution rate decrease with a return on equity of 9.84 percent based upon a capital structure of 50.75 percent equity and 49.25 percent debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ends as the costs will be recovered through base rates. The Stipulation also renews 14 existing riders, some of which were included in the Company's ESP, and two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the Power Forward Rider to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). The Stipulation is subject to the review and approval of the PUCO. An evidentiary hearing to review the Stipulation and other issues in the cases will conclude on August 6, 2018. In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, began to reflect the lower federal income tax rate associated with the Tax Act with updates to customers’ bills beginning April 1, 2018. This change reduces electric revenue by approximately $20 million on an annualized basis. Duke Energy Ohio cannot predict the outcome of this matter.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing price stabilization rider (Rider PSR), which is currently set at zero dollars, to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. Duke Energy Ohio is seeking deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR are put into effect. Various intervenors have filed motions to dismiss or stay the proceeding and Duke Energy Ohio has opposed these filings. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO. Also on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation with the PUCO resolving certain issues in this proceeding. The Stipulation, if approved, would activate Rider PSR for recovery of net costs incurred since January 1, 2018. The Stipulation is subject to the review and approval of PUCO. An evidentiary hearing to review the Stipulation and other issues in the cases will conclude on August 6, 2018. See Note 12 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. Duke Energy Ohio cannot predict the outcome of this matter.
Tax Act
On July 25, 2018, Duke Energy Ohio filed an application to establish a new rider to implement the benefits of the Tax Act for electric distribution customers. Duke Energy Ohio requested commission approval to implement the rider effective October 1, 2018, as a credit to all distribution customers based upon a percent reduction to Duke Energy Ohio’s distribution rates. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35 to 21 percent since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. An order is expected before the fourth quarter of 2018 but Duke Energy Ohio cannot predict the outcome of this matter.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

2014 Electric Security Plan
In April 2015, the PUCO modified and approved Duke Energy Ohio's proposed ESP, with a three-year term and an effective date of June 1, 2015. The PUCO approved a competitive procurement process for SSO load, a distribution capital investment rider and a tracking mechanism for incremental distribution expenses caused by major storms. The PUCO also approved a placeholder tariff for a price stabilization rider, but denied Duke Energy Ohio's specific request to include Duke Energy Ohio's entitlement to generation from OVEC in the rider at this time; however, the order allows Duke Energy Ohio to submit additional information to request recovery in the future. On May 4, 2015, Duke Energy Ohio filed an application for rehearing requesting the PUCO to modify or amend certain aspects of the order. On May 28, 2015, the PUCO granted all applications for rehearing filed in the case for future consideration. On March 21, 2018, the PUCO issued an order denying Duke Energy Ohio's issues on rehearing. On April 20, 2018, Duke Energy Ohio filed a second application for rehearing based upon the Commission’s March 21, 2018, Order. On May 16, 2018, the commission issued its third Entry on Rehearing granting in part, and denying in part, Duke Energy Ohio’s rehearing request. On May 21, 2018, the Ohio Manufacturing Association (OMA) filed a notice of appeal of PUCO's approval of Duke Energy Ohio’s ESP, challenging PUCO's approval of Duke Energy Ohio’s Price Stability Rider as a placeholder and its Distribution Capital Investment Rider (DCI) to recover incremental revenue requirement for distribution capital since Duke Energy Ohio’s last base rate case. On July 16, 2018, the Office of Consumers' Counsel filed its own appeal of Duke Energy Ohio’s ESP with the Ohio Supreme Court raising similar issues to that of the OMA. Duke Energy Ohio cannot predict the outcome of this matter.
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
Duke Energy Kentucky Electric Rate Case
On September 1, 2017, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $49 million, which represents an approximate 15 percent increase on the average customer bill. Subsequent to the filing, Duke Energy Kentucky adjusted the requested amount to $30.1 million, in part to reflect the benefits of the Tax Act, representing an approximate 9 percent increase on the average customer bill. The rate increase is driven by increased investment in utility plant, increased operations and maintenance expenses, and recovery of regulatory assets. The application also includes requests to implement an Environmental Surcharge Mechanism to recover environmental costs not recovered in base rates, to establish a Distribution Capital Investment Rider to recover incremental costs of specific programs, to establish a FERC Transmission Cost Reconciliation Rider to recover escalating transmission costs and to modify existing Profit Sharing Mechanism to increase customers' share of proceeds from the benefits of owning generation and to mitigate shareholder risks associated with that generation. An evidentiary hearing concluded on March 8, 2018, and the KPSC issued an order on April 13, 2018. Major components of the Order include approval of an $8.4 million increase in base rates with a return on equity at 9.725 percent based upon a capital structure of 49 percent equity on a total allocable capitalization of approximately $650 million. The Order approved the Environmental Surcharge Mechanism Rider to begin recovery in June 2018 of capital-related environmental costs, including costs related to ash and ash disposal, and environmental operation and maintenance expenses formerly recovered in base rates, including expenses for environmental reagents and emission allowances. The incremental revenue from this rider will be approximately $13 million on an annualized basis. The order settles all issues associated with the Tax Act as it relates to the electric business by lowering the income tax component of the revenue requirement and refunding protected excess deferred income taxes (EDIT) under allowable normalization rules and unprotected EDIT over 10 years. The Order denied requests to implement riders for certain transmission costs and distribution capital investments. Duke Energy Kentucky implemented new base rates on May 1, 2018. On May 3, 2018, Duke Energy Kentucky filed an application for rehearing on certain aspects of the order; on May 23, 2018, the KPSC granted a rehearing. Duke Energy Kentucky cannot predict the outcome of this matter.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Benton County Wind Farm Dispute
On December 16, 2013, Benton County Wind Farm LLC (BCWF) filed a lawsuit against Duke Energy Indiana seeking damages for past generation losses alleging Duke Energy Indiana violated its obligations under a 2006 PPA by refusing to offer electricity to the market at negative prices. Damage claims continue to increase during times that BCWF is not dispatched. Under 2013 revised MISO market rules, Duke Energy Indiana is required to make a price offer to MISO for the power it proposes to sell into MISO markets and MISO determines whether BCWF is dispatched. Because market prices would have been negative due to increased market participation, Duke Energy Indiana determined it would not bid at negative prices in order to balance customer needs against BCWF's need to run. BCWF contends Duke Energy Indiana must bid at the lowest negative price to ensure dispatch, while Duke Energy Indiana contends it is not obligated to bid at any particular price, that it cannot ensure dispatch with any bid and that it has reasonably balanced the parties' interests. On July 6, 2015, the U.S. District Court for the Southern District of Indiana entered judgment against BCWF on all claims. BCWF appealed the decision and on December 9, 2016, the appeals court ruled in favor of BCWF. Duke Energy Indiana recorded an obligation and a regulatory asset related to the settlement amount in fourth quarter 2016. On June 30, 2017, the parties finalized a settlement agreement. Terms of the settlement included Duke Energy Indiana paying $29 million for back damages. Additionally, the parties agreed on the method by which the contract will be bid into the market in the future. The settlement amount was paid in June 2017. The IURC issued an order on September 27, 2017, approving recovery of the settlement amount through Duke Energy Indiana's fuel clause. The IURC order has been appealed to the Indiana Court of Appeals. On May 21, 2018, the Indiana Court of Appeals upheld the commission's decision. The appellants have requested rehearing at the Indiana Court of Appeals.
Tax Act
On June 27, 2018, Duke Energy Indiana, the Indiana Office of Utility Consumer Counselor, the Indiana Industrial Group and Nucor Steel – Indiana filed testimony consistent with their Stipulation and Settlement Agreement (Settlement Agreement) in the federal tax act proceeding with the IURC. The Settlement Agreement outlines how Duke Energy Indiana will implement the impacts of the Tax Act. Material components of the Settlement Agreement are as follows:

•	Riders to reflect the change in the statutory federal tax rate from 35 percent to 21 percent as they are filed in 2018;

•	Base rates to reflect the change in the statutory federal tax rate from 35 percent to 21 percent upon IURC approval, but no later than September 1, 2018;

•
Duke Energy Indiana to continue to defer protected federal excess deferred income taxes (Federal EDIT) until January 1, 2020, at which time it will be returned to customers according to the Average Rate Assumption Method (ARAM) required by the Internal Revenue Service over approximately 26 years; and

•
Duke Energy Indiana to begin returning unprotected Federal EDIT upon IURC approval, expected by September 1, 2018, over 10 years. In order to mitigate the negative impacts to cash flow and credit metrics, the Settlement Agreement allows Duke Energy Indiana to return $7 million per year over the first five years, with a step up to $35 million per year in the following five years.

The settlement is subject to the review and approval of the IURC. An evidentiary hearing was held on July 13, 2018. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
South Carolina Rate Stabilization Adjustment Filing
In June 2018, Piedmont filed with the PSCSC under the South Carolina Rate Stabilization Act its quarterly monitoring report for the 12-month period ending March 31, 2018. The filing includes a revenue deficiency calculation and tariff rates in order to permit Piedmont the opportunity to earn the rate of return on common equity established in its last general rate case. The filing also incorporates the impacts of the Tax Act by lowering the income tax component of the revenue requirement, refunding protected EDIT under allowable normalization rules, unprotected EDIT and amounts over collected from the customers from January 1, 2018, through the end of the review period for this proceeding. This filing is currently under review and audit by the South Carolina Office of Regulatory Staff. Piedmont cannot predict the outcome of this matter.
North Carolina Integrity Management Rider Filing
In May 2018, Piedmont filed, and the NCUC approved, a petition under the Integrity Management Rider (IMR) mechanism to update rates, effective June 2018, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending March 31, 2018, and the decrease in the corporate federal income tax rate effective January 1, 2018. The combined effect of the update was a reduction to annual revenues of approximately $5.7 million.
Tennessee Integrity Management Rider Filing
In November 2017, Piedmont filed a petition with the TPUC under the IMR mechanism to collect an additional $3.3 million in annual revenues, effective January 2018, based on the eligible capital investments for integrity and safety projects through October 31, 2017. In January 2018, Piedmont filed an amended computation under the IMR mechanism, revising the proposed increase in annual revenues to approximately $0.4 million based on the decrease in the corporate federal income tax rate effective January 1, 2018. A hearing on this matter was held on April 9, 2018. In May 2018, the TPUC approved Piedmont's request as proposed for the IMR effective January 1, 2018.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

OTHER REGULATORY MATTERS
Progress Energy Merger FERC Mitigation
Since December 2014, the FERC Office of Enforcement has conducted an investigation of Duke Energy’s market power filings in its application for approval of the Progress Energy merger submitted in 2012. On June 8, 2018, the FERC issued an order approving a settlement agreement under which Duke Energy paid a penalty of $3.5 million. The FERC Office of Enforcement stated in its conclusion that Duke Energy violated FERC regulations by failing to fully and accurately describe certain specific matters in its market power filings. Duke neither admitted nor denied the alleged violations.
Atlantic Coast Pipeline, LLC
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and Southern Company Gas announced the formation of Atlantic Coast Pipeline, LLC (ACP) to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline is designed to meet, in part, the needs identified by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion will build and operate the ACP pipeline and holds a leading ownership percentage in ACP of 48 percent. Duke Energy owns a 47 percent interest, which is accounted for as an equity method investment through its Gas Utilities and Infrastructure segment. Southern Company Gas maintains a 5 percent interest. See Note 12 for additional information related to Duke Energy's ownership interest. Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval.
In 2018, the FERC issued a series of Notices to Proceed, which authorized the project to begin certain construction-related activities along the pipeline route, including supply header and compressors. On May 11, 2018, FERC issued a Notice to Proceed allowing full construction activities in specified areas of West Virginia, and on July 24, 2018, FERC issued a Notice to Proceed allowing full construction activities along the project route in North Carolina. A conditional 401 water quality certification has been issued by the Virginia Water Control Board, and ACP continues working with the Virginia Water Control Board’s staff to fulfill the outstanding conditions. Until these conditions have been satisfied, full construction activity in Virginia is not permitted.
ACP is the subject of numerous challenges in state and federal courts and agencies, including, among others, challenges of the project’s incidental take statement (ITS), crossings of the Blue Ridge Parkway, the Appalachian Trail, and the Monongahela and George Washington National Forests, the project’s U.S. Army Corps of Engineers (USACE) 404 permit, the Virginia conditional 401 water quality certification, the FERC Environmental Impact Statement order and the FERC order approving the Certificate of Public Convenience and Necessity. Each of these challenges alleges non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the project is permitted to proceed. ACP is vigorously defending these challenges and coordinating with the federal and state authorities which are the direct parties to the challenges. On May 15, 2018, the Fourth U.S. Circuit Court of Appeals vacated the Fish and Wildlife Services’ ITS for the project, stating that the ITS failed to meet the requirements of the Endangered Species Act; on May 22, 2018, ACP informed FERC that it would not proceed with construction in any areas covered by the ITS until the issue is resolved, even though construction elsewhere will continue as scheduled; on June 11, 2018, petitioners requested a rehearing of FERC’s West Virginia Notice to Proceed; on July 5, 2018, petitioners filed a motion for injunction of all construction activity along the project route, and ACP and Fish and Wildlife Services filed responses on July 11, 2018. In response to challenges of the certification of ACP’s reliance on USACE Nation Wide Permit 12 (which challenges allege that ACP cannot meet the requirements of the permit in respect of certain water crossings in West Virginia), on July 27, 2018, ACP voluntarily requested an administrative suspension of the USACE authorization in the Huntington District for water crossings in West Virginia to ensure adequate review by USACE of ACP’s crossing methodology. This request for a stay followed a July 20, 2018, motion for injunction by certain project opponents.
ACP's project manager estimates the project's pipeline development costs will range from $6.0 billion to $6.5 billion, excluding financing costs. Project construction activities, schedule and final costs are still subject to uncertainty due to potential additional permitting delays, construction productivity and other conditions and risks, which could result in potential higher project costs and a potential delay in the targeted in-service date, which is late 2019.
Sabal Trail Transmission, LLC
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest in Sabal Trail, which is accounted for as an equity method investment, from Spectra Energy Partners, LP, a master limited partnership, formed by Enbridge Inc. (formerly Spectra Energy Corp.). Spectra Energy Partners, LP holds a 50 percent ownership interest in Sabal Trail and NextEra Energy has a 42.5 percent ownership interest. Sabal Trail is a joint venture to construct a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida. Total estimated project costs are approximately $3.2 billion. The Sabal Trail pipeline traverses Alabama, Georgia and Florida. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. See Note 12 for additional information related to Duke Energy's ownership interest.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

On September 21, 2016, intervenors filed an appeal of FERC's CPCN orders to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court of Appeals). On August 22, 2017, the appeals court ruled against FERC in the case for failing to include enough information on the impact of greenhouse-gas emissions carried by the pipeline, vacated the CPCN order and remanded the case to FERC. In response to the August 2017 court decision, the FERC issued a draft Supplemental Environmental Impact Statement (SEIS) on September 27, 2017. On October 6, 2017, FERC and a group of industry intervenors, including Sabal Trail and Duke Energy Florida, filed separate petitions with the D.C. Circuit Court of Appeals requesting rehearing regarding the court's decision to vacate the CPCN order. On January 31, 2018, the D.C. Circuit Court of Appeals denied the requests for rehearing. On February 2, 2018, Sabal Trail filed a request with FERC for expedited issuance of its order on remand and reissuance of the CPCN. In the alternative, the pipeline requested that FERC issue a temporary emergency CPCN to allow for continued operations. On February 5, 2018, FERC issued the final SEIS. On February 6, 2018, FERC and the intervenors in this case each filed motions for stay with the D.C. Circuit Court to stay the court's mandate. On March 7, 2018, the D.C. Circuit Court of Appeals granted FERC and Sabal Trail’s stay request. On March 14, 2018, FERC issued its final order on remand, which recertified the project. Requests for rehearing of the FERC order on remand are still pending.
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
In December 2014, Constitution received approval from the FERC to construct and operate the proposed pipeline. However, on April 22, 2016, the NYSDEC denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit (U.S. Court of Appeals) challenging the legality and appropriateness of the NYSDEC’s decision and on August 18, 2017, the petition was denied in part and dismissed in part. In September 2017, Constitution filed a petition for a rehearing of portions of the decision unrelated to the water quality certification, which was denied by the U.S. Court of Appeals. In January 2018, Constitution petitioned the Supreme Court of the United States to review the U.S. Court of Appeals decision, and on April 30, 2018, the Supreme Court denied Constitution's petition. In October 2017, Constitution filed a petition for declaratory order requesting FERC to find that the NYSDEC waived its rights to issue a Section 401 water quality certification by not acting on Constitution's application within a reasonable period of time as required by statute. This petition was based on precedent established by another pipeline’s successful petition with FERC following a District of Columbia Circuit Court ruling. On January 11, 2018, FERC denied Constitution's petition. In February 2018, Constitution filed a rehearing request with FERC of its finding that the NYSDEC did not waive the Section 401 certification requirement. On July 19, 2018, FERC denied Constitution's rehearing request. Constitution is currently unable to approximate an in-service date for the project due to the NYSDEC's denial of the water quality certification. The Constitution partners remain committed to the project and are evaluating next steps to move the project forward. On June 25, 2018, Constitution filed with FERC a Request for Extension of Time until December 2, 2020, for construction of the project. Duke Energy cannot predict the outcome of this matter.
During the six months ended June 30, 2018, Duke Energy recorded an other-than-temporary impairment (OTTI) of $55 million within Equity in earnings of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Operations. The charge represents the excess carrying value over the estimated fair value of the project, which was based on a Level 3 Fair Value measurement that was determined from the income approach using discounted cash flows. The impairment was primarily due to the recent actions taken by the courts and regulators to uphold the NYSDEC's denial of the certification and uncertainty associated with the remaining legal and regulatory challenges.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2018, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$160
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2(b)	873	102
Duke Energy Indiana
Gallagher Units 2 and 4(c)	280	125
Total Duke Energy	1,738	$387

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Florida expects to retire these coal units by the end of 2018 to comply with environmental regulations.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the settlement of Edwardsport IGCC matters.
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

	Six Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$81	$10	$15	$3	$12	$47	$5	$2
Provisions/adjustments	1	2	2	2	(1)	(3)	1	—
Cash reductions	(14)	(1)	(2)	(1)	(1)	(9)	(1)	—
Balance at end of period	$68	$11	$15	$4	$10	$35	$5	$2

	Six Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$98	$10	$18	$3	$14	$59	$10	$1
Provisions/adjustments	—	1	—	—	1	(2)	—	—
Cash reductions	(8)	(1)	(2)	—	(2)	(4)	(1)	—
Balance at end of period	$90	$10	$16	$3	$13	$53	$9	$1
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$55
Duke Energy Carolinas	16
Duke Energy Ohio	30
Piedmont	2
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
The court issued orders in 2016 granting Motions for Partial Summary Judgment for seven of the 14 North Carolina plants named in the enforcement actions. On February 13, 2017, the court issued an order denying motions for partial summary judgment brought by both the environmental groups and Duke Energy Carolinas and Duke Energy Progress for the remaining seven plants. On March 15, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Notice of Appeal to challenge the trial court’s order. The parties were unable to reach an agreement at mediation in April 2017. The parties submitted briefs to the court on remaining issues to be tried and a ruling is pending. On August 22, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Petition for Discretionary Review, requesting the North Carolina Supreme Court to accept the appeal. On August 24, 2017, SELC filed a motion to dismiss the appeal. On August 1, 2018, the court dismissed the appeal.

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
On June 20, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina challenging the closure plans at the Mayo Plant under the EPA CCR Rule. Duke Energy Progress filed a motion to dismiss, which was granted by the court on March 30, 2018. RRBA had until April 30, 2018, to file an appeal to the Fourth Circuit but did not do so.
On August 2, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina challenging the closure plans at the Roxboro Plant under the EPA CCR Rule. Duke Energy Progress filed a motion to dismiss on October 2, 2017, which was granted by the court on May 29, 2018. RRBA had until June 28, 2018, to file an appeal to the Fourth Circuit but did not do so.
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
Duke Energy Carolinas and Duke Energy Progress have received formal demand letters from residents near Duke Energy Carolinas' and Duke Energy Progress' coal ash basins. The residents claim damages for nuisance and diminution in property value, among other things. The parties held three days of mediation discussions that ended at an impasse. On January 6, 2017, Duke Energy Carolinas and Duke Energy Progress received the plaintiffs' notice of their intent to file suits should the matter not settle. The NCDEQ preliminarily approved Duke Energy’s permanent water solution plans on January 13, 2017, and as a result shortly thereafter, Duke Energy issued a press release, providing additional details regarding the homeowner compensation package. This package consists of three components: (i) a $5,000 goodwill payment to each eligible well owner to support the transition to a new water supply, (ii) where a public water supply is available and selected by the eligible well owner, a stipend to cover 25 years of water bills and (iii) the Property Value Protection Plan. The Property Value Protection Plan is a program offered by Duke Energy designed to guarantee eligible plant neighbors the fair market value of their residential property should they decide to sell their property during the time that the plan is offered. Duke Energy Carolinas and Duke Energy Progress have recognized reserves of $10 million and $3 million, respectively.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

On September 14, 2017, a complaint was filed against Duke Energy Progress in New Hanover County Superior Court by a group of homeowners residing approximately 1 mile from Duke Energy Progress' Sutton Steam Plant (Sutton). The homeowners allege that coal ash constituents have been migrating from ash impoundments at Sutton into their groundwater for decades and that in 2015, Duke Energy Progress discovered these releases of coal ash, but failed to notify any officials or neighbors and failed to take remedial action. The homeowners claim unspecified physical and mental injuries as a result of consuming their well water and seek actual damages for personal injury, medical monitoring and punitive damages. On March 6, 2018, Plaintiffs' counsel voluntarily dismissed the action without prejudice.
It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with future claims that might be made by these residents.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2018, there were 120 asserted claims for non-malignant cases with cumulative relief sought of up to $29 million, and 47 asserted claims for malignant cases with cumulative relief sought of up to $12 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $466 million at June 30, 2018, and $489 million at December 31, 2017. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2037, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2037 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $797 million in excess of the self-insured retention. Receivables for insurance recoveries were $585 million at June 30, 2018, and December 31, 2017. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On October 16, 2014, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage. Duke Energy Progress and Duke Energy Florida asserted damages for the period January 1, 2011, through December 31, 2013, of $48 million and $25 million, respectively. On November 17, 2017, the Court awarded Duke Energy Progress and Duke Energy Florida $48 million and $21 million, respectively, subject to appeal. No appeals were filed and Duke Energy Progress and Duke Energy Florida recognized the recoveries in the first quarter of 2018. Claims for all periods through 2013 have been resolved. On June 22, 2018, Duke Energy Progress and Duke Energy Florida filed a complaint for damages incurred for 2014 through first quarter 2018.
Duke Energy Progress
Gypsum Supply Agreement Matter
On June 30, 2017, CertainTeed Gypsum NC, Inc. (CertainTeed) filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. On January 29, 2018, CertainTeed filed a request to amend its Complaint and seek a preliminary injunction requiring Duke Energy Progress to provide 50,000 tons of gypsum per month through the trial date. In advance of the hearing on the Motion for Preliminary Injunction, the parties reached an agreement under which Duke Energy Progress would deliver 50,000 tons of gypsum per month through August 2018. If the Court determines that Duke Energy Progress was not obligated to provide that amount per month, CertainTeed will reimburse Duke Energy Progress. Trial in this matter was completed on July 16, 2018, and Duke Energy Progress is awaiting a ruling. If Duke Energy Progress does not prevail, Duke Energy Progress will either have to purchase additional gypsum on the open market to fulfill its contractual obligation through 2029 or pay liquidated damages. Duke Energy Progress cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Florida
Class Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the state of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal to the Eleventh Circuit U.S. Court of Appeals (Eleventh Circuit). On July 11, 2018, the Eleventh Circuit affirmed the U.S. District Court's dismissal of the lawsuit. Plaintiffs have until October 9, 2018, to file a petition for certiorari with the U.S. Supreme Court.
Westinghouse Contract Litigation
On March 28, 2014, Duke Energy Florida filed a lawsuit against Westinghouse in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under an Engineering, Procurement and Construction agreement (EPC) for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of an EPC contract. Duke Energy Florida recognized an exit obligation as a result of the termination of the EPC. On March 31, 2014, Westinghouse filed a separate lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania alleging damages under the same EPC contract in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee. On June 9, 2014, the judge in the North Carolina case ruled that the litigation would proceed in the Western District of North Carolina.
On July 11, 2016, Duke Energy Florida and Westinghouse filed separate Motions for Summary Judgment. On September 29, 2016, the court issued its ruling, granting Westinghouse a $30 million termination fee claim and dismissing Duke Energy Florida's $54 million refund claim. Westinghouse's claim for termination costs continued to trial. Following a trial on the matter, the court issued an order in December 2016 denying Westinghouse’s claim for termination costs and reaffirming its earlier ruling in favor of Westinghouse on the $30 million termination fee. Judgment was entered against Duke Energy Florida in the amount of approximately $34 million, which includes prejudgment interest. Westinghouse appealed the trial court's order to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) and Duke Energy Florida cross-appealed.
On March 29, 2017, Westinghouse filed Chapter 11 bankruptcy in the Southern District of New York, which automatically stayed the appeal. On May 23, 2017, the bankruptcy court entered an order lifting the stay with respect to the appeal. Briefing of the appeal concluded on October 20, 2017. Westinghouse and Duke Energy Florida executed a settlement agreement resolving this matter on April 5, 2018. The bankruptcy court approved the settlement and Duke Energy Florida paid approximately $34 million to Westinghouse in July 2018 pursuant to this agreement. At the request of the parties, the Fourth Circuit has dismissed the appeal.
MGP Cost Recovery Action
On December 30, 2011, Duke Energy Florida filed a lawsuit against FirstEnergy Corp. (FirstEnergy) to recover investigation and remediation costs incurred by Duke Energy Florida in connection with the restoration of two former MGP sites in Florida. Duke Energy Florida alleged that FirstEnergy, as the successor to Associated Gas & Electric Co., owes past and future contribution and response costs of up to $43 million for the investigation and remediation of MGP sites. On December 6, 2016, the trial court entered judgment against Duke Energy Florida in the case. In January 2017, Duke Energy Florida appealed the decision to the U.S. Court of Appeals for the Sixth Circuit, which affirmed the trial court's ruling on April 10, 2018.
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

(in millions)	June 30, 2018	December 31, 2017
Reserves for Legal Matters
Duke Energy	$68	$88
Duke Energy Carolinas	15	30
Progress Energy	52	55
Duke Energy Progress	11	13
Duke Energy Florida	25	24
Piedmont	2	2

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
5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2018
				Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Florida
Unsecured Debt
March 2018(a)	April 2025	3.950%	$250	$250	$—	$—
May 2018(b)	May 2021	2.830%	500	500	—	—
First Mortgage Bonds
March 2018(c)	March 2023	3.050%	500	—	500	—
March 2018(c)	March 2048	3.950%	500	—	500	—
June 2018(d)	July 2028	3.800%	600		—	600
June 2018(d)	July 2048	4.200%	400	—	—	400
Total issuances			$2,750	$750	$1,000	$1,000

(a)	Debt issued to pay down short-term debt.

(b)	Debt issued to pay down short-term debt. Debt issuance has a floating interest rate.

(c)	Debt issued to repay at maturity a $300 million first mortgage bond due April 2018, pay down intercompany short-term debt and for general corporate purposes.

(d)	Debt issued to repay a portion of intercompany short-term debt under money-pool borrowing arrangement and for general corporate purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		June 30, 2018
Unsecured Debt
Piedmont	December 2018	2.796%	(b)	$250
Progress Energy	March 2019	7.050%		450
First Mortgage Bonds
Duke Energy Carolinas	November 2018	7.000%		500
Duke Energy Progress	January 2019	5.300%		600
Duke Energy Ohio	April 2019	5.450%		450
Other(a)				602
Current maturities of long-term debt				$2,852
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

AVAILABLE CREDIT FACILITIES
Master Credit Facility
In January 2018, Duke Energy extended the termination date of substantially all of its existing $8 billion Master Credit Facility capacity from March 16, 2022, to March 16, 2023. In May 2018, Duke Energy completed the extension process with 100 percent of all commitments to the Master Credit Facility extending to March 16, 2023. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	June 30, 2018
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,750	$1,250	$800	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(3,004)	(1,087)	(856)	(556)	—	(189)	(316)	—
Outstanding letters of credit	(57)	(49)	(4)	(2)	—	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity under the Master Credit Facility	$4,358	$1,514	$640	$442	$800	$261	$203	$498

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Three-Year Revolving Credit Facility
Duke Energy (Parent) has a $1.0 billion revolving credit facility (the Three Year Revolver) through June 2020. As of June 30, 2018, $500 million has been drawn under the Three Year Revolver. This balance is classified as Long-Term Debt on Duke Energy's Condensed Consolidated Balance Sheets. Any undrawn commitments can be drawn, and borrowings can be prepaid, at any time throughout the term of the facility. The terms and conditions of the Three Year Revolver are generally consistent with those governing Duke Energy's Master Credit Facility.
6. ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants record AROs when there is a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of Nuclear Power Facilities(a)	$5,319	$2,002	$3,158	$2,621	$536	$—	$—	$—
Closure of Ash Impoundments	4,843	1,761	2,202	2,178	24	44	836	—
Other	307	56	78	36	42	45	20	15
Total ARO	$10,469	$3,819	$5,438	$4,835	$602	$89	$856	$15
Less: current portion	716	227	386	381	5	5	98	—
Total noncurrent ARO	$9,753	$3,592	$5,052	$4,454	$597	$84	$758	$15
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

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2017(a)	$10,175	$3,610	$5,414	$4,673	$742	$84	$781	$15
Accretion expense(b)	212	89	113	97	16	2	14	—
Liabilities settled(c)	(245)	(114)	(108)	(89)	(19)	(2)	(21)	—
Liabilities incurred in the current year	8	8	—	—	—	—	—	—
Revisions in estimates of cash flows(d)	319	226	19	154	(137)	5	82	—
Balance at June 30, 2018	$10,469	$3,819	$5,438	$4,835	$602	$89	$856	$15

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)
For the six months ended June 30, 2018, substantially all accretion expense relates to Duke Energy's regulated electric operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Primarily relates to ash impoundment closures and nuclear decommissioning of Crystal River Unit 3.

(d)	Primarily relates to increases in groundwater monitoring estimates for closure of ash impoundments and a reduction for nuclear decommissioning at Crystal River Unit 3 compared to original estimates.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets within Other Noncurrent Assets, respectively, on the Condensed Consolidated Balance Sheets.
7. GOODWILL
Duke Energy
The following table presents the goodwill by reportable operating segment included on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2018, and December 31, 2017.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(29)	(29)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$93	$19,396
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2018, and December 31, 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$213	$218	$433	$439
Indemnification coverages(b)	5	6	11	12
JDA revenue(c)	19	17	53	33
JDA expense(c)	19	21	73	52
Intercompany natural gas purchases(d)	4	1	8	2
Progress Energy
Corporate governance and shared service expenses(a)	$206	$178	$397	$348
Indemnification coverages(b)	9	9	17	19
JDA revenue(c)	19	21	73	52
JDA expense(c)	19	17	53	33
Intercompany natural gas purchases(d)	19	19	38	38
Duke Energy Progress
Corporate governance and shared service expenses(a)	$126	$109	$244	$209
Indemnification coverages(b)	3	3	6	7
JDA revenue(c)	19	21	73	52
JDA expense(c)	19	17	53	33
Intercompany natural gas purchases(d)	19	19	38	38
Duke Energy Florida
Corporate governance and shared service expenses(a)	$80	$69	$153	$139
Indemnification coverages(b)	6	6	11	12
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$90	$93	$179	$185
Indemnification coverages(b)	1	1	2	2
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$96	$92	$197	$187
Indemnification coverages(b)	2	2	4	4
Piedmont
Corporate governance and shared service expenses(a)	$40	$9	$76	$14
Indemnification coverages(b)	—	—	1	1
Intercompany natural gas sales(d)	23	20	46	40

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

(d)
Piedmont provides long–term natural gas delivery service to certain Duke Energy Carolinas and Duke Energy Progress natural gas–fired generation facilities. Piedmont records the sales in Operating revenues, and Duke Energy Carolinas and Duke Energy Progress record the related purchases as a component of Fuel used in electric generation and purchased power on their respective Condensed Consolidated Statements of Operations and Comprehensive Income. These intercompany revenues and expenses are eliminated in consolidation.

In addition to the amounts presented above, the Subsidiary Registrants have other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. These transactions of the Subsidiary Registrants were not material for the three and six months ended June 30, 2018, and 2017.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

As discussed in Note 12, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to Cinergy Receivables Company LLC (CRC), an indirect subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but also include a subordinated note from CRC for a portion of the purchase price.
Equity Method Investments
Piedmont has related party transactions as a customer of its equity method investments in natural gas storage and transportation facilities. The following table presents expenses for the three and six months ended June 30, 2018, and 2017, which are included in Cost of natural gas on Piedmont's Condensed Consolidated Statements of Operations and Comprehensive Income.

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Type of expense	2018	2017	2018	2017
Cardinal	Transportation Costs	$1	$2	$3	$4
Pine Needle	Natural Gas Storage Costs	2	2	4	4
Hardy Storage	Natural Gas Storage Costs	3	3	5	5
Total		$6	$7	$12	$13
Piedmont had accounts payable to its equity method investments of $2 million at June 30, 2018, and December 31, 2017, related to these transactions. These amounts are included in Accounts payable on the Condensed Consolidated Balance Sheets.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2018
Intercompany income tax receivable	$—	$273	$—	$140	$—	$—	$12
Intercompany income tax payable	22	—	24	—	3	14	—

December 31, 2017
Intercompany income tax receivable	$—	$168	$—	$44	$22	$—	$7
Intercompany income tax payable	44	—	21	—	—	35	—
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three and six months ended June 30, 2018 and 2017 were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business.
Undesignated Contracts
Undesignated contracts primarily include contracts not designated as a hedge because they are accounted for under regulatory accounting or contracts that do not qualify for hedge accounting.
Duke Energy’s interest rate swaps for its regulated operations employ regulatory accounting. With regulatory accounting, the mark-to-market gains or losses on the swaps are deferred as regulatory liabilities or regulatory assets, respectively. Regulatory assets and liabilities are amortized consistent with the treatment of the related costs in the ratemaking process. The accrual of interest on the swaps is recorded as Interest Expense on the Duke Energy Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$411	$—	$—	$—	$—	$—
Undesignated contracts	1,527	400	900	650	250	27
Total notional amount	$1,938	$400	$900	$650	$250	$27

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$660	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,587	$400	$500	$250	$250	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $611 million as of June 30, 2018, and $660 million as of December 31, 2017.
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

	June 30, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	54	—	—	—	—	54	—
Natural gas (millions of dekatherms)	756	116	171	152	19	3	466

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	34	—	—	—	—	34	—
Natural gas (millions of dekatherms)	770	105	183	133	50	2	480

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

Derivative Assets	June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$62	$3	$4	$3	$1	$9	$45	$2
Noncurrent	2	—	1	1	—	—	—	—
Total Derivative Assets – Commodity Contracts	$64	$3	$5	$4	$1	$9	$45	$2
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	5	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	—	—	—	—	—	—
Noncurrent	16	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$23	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$87	$3	$5	$4	$1	$9	$45	$2

Derivative Liabilities	June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$23	$8	$3	$3	$1	$—	$—	$10
Noncurrent	166	10	17	7	—	—	—	140
Total Derivative Liabilities – Commodity Contracts	$189	$18	$20	$10	$1	$—	$—	$150
Interest Rate Contracts
Designated as Hedging Instruments
Current	$3	$1	$—	$—	$—	$—	$—	$—
Noncurrent	1	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	6	—	5	2	3	—	—	—
Noncurrent	14	—	10	9	1	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$24	$1	$15	$11	$4	$4	$—	$—
Total Derivative Liabilities	$213	$19	$35	$21	$5	$4	$—	$150

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Derivative Assets	June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$64	$3	$4	$3	$1	$9	$45	$2
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$60	$1	$2	$1	$1	$9	$45	$2
Noncurrent
Gross amounts recognized	$23	$—	$1	$1	$—	$—	$—	$—
Gross amounts offset	(1)	—	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$22	$—	$—	$—	$—	$—	$—	$—

Derivative Liabilities	June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$32	$9	$8	$5	$4	$—	$—	$10
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$28	$7	$6	$3	$4	$—	$—	$10
Noncurrent
Gross amounts recognized	$181	$10	$27	$16	$1	$4	$—	$140
Gross amounts offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$179	$9	$26	$15	$1	$4	$—	$140

Derivative Assets	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$35	$2	$2	$1	$1	$1	$27	$2
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$35	$2	$2	$1	$1	$1	$27	$2
Noncurrent
Gross amounts recognized	$16	$—	$1	$1	$—	$—	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$—	$1	$1	$—	$—	$—	$—

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

	June 30, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$36	$16	$20	$19	$1
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	36	16	20	19	1

	December 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$59	$35	$25	$15	$10
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	59	35	25	15	10
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2018, and December 31, 2017.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$116	$—	$—	$115
Equity securities	2,837	40	4,988	2,805	27	4,914
Corporate debt securities	5	12	560	17	2	570
Municipal bonds	2	4	341	4	3	344
U.S. government bonds	7	20	991	11	7	1,027
Other debt securities	—	3	128	—	1	118
Total NDTF Investments	$2,851	$79	$7,124	$2,837	$40	$7,088
Other Investments
Cash and cash equivalents	$—	$—	$15	$—	$—	$15
Equity securities	46	—	109	59	—	123
Corporate debt securities	—	1	68	1	—	57
Municipal bonds	1	1	87	2	1	83
U.S. government bonds	—	1	52	—	—	41
Other debt securities	—	1	45	—	1	44
Total Other Investments	$47	$4	$376	$62	$2	$363
Total Investments	$2,898	$83	$7,500	$2,899	$42	$7,451

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2018
Due in one year or less	$89
Due after one through five years	518
Due after five through 10 years	543
Due after 10 years	1,122
Total	$2,272

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2018, and from sales of AFS securities for the three and six months ended June 30, 2017, were as follows.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2018	June 30, 2018
FV-NI:
Realized gains	$47	$66
Realized losses	31	44
AFS:
Realized gains	5	10
Realized losses	12	25

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2017	June 30, 2017
Realized gains	$40	$133
Realized losses	37	99
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$32	$—	$—	$32
Equity securities	1,544	23	2,732	1,531	12	2,692
Corporate debt securities	2	8	347	9	2	359
Municipal bonds	1	1	72	—	1	60
U.S. government bonds	2	12	474	3	4	503
Other debt securities	—	3	124	—	1	112
Total NDTF Investments	$1,549	$47	$3,781	$1,543	$20	$3,758

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2018
Due in one year or less	$12
Due after one through five years	163
Due after five through 10 years	286
Due after 10 years	556
Total	$1,017

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2018, and from sales of AFS securities for the three and six months ended June 30, 2017, were as follows.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2018	June 30, 2018
FV-NI:
Realized gains	$26	$36
Realized losses	17	22
AFS:
Realized gains	4	9
Realized losses	8	18

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2017	June 30, 2017
Realized gains	$24	$90
Realized losses	23	63
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$84	$—	$—	$83
Equity securities	1,293	17	2,256	1,274	15	2,222
Corporate debt securities	3	4	213	8	—	211
Municipal bonds	1	3	269	4	2	284
U.S. government bonds	5	8	517	8	3	524
Other debt securities	—	—	4	—	—	6
Total NDTF Investments	$1,302	$32	$3,343	$1,294	$20	$3,330
Other Investments
Cash and cash equivalents	$—	$—	$11	$—	$—	$12
Municipal bonds	1	—	47	2	—	47
Total Other Investments	$1	$—	$58	$2	$—	$59
Total Investments	$1,303	$32	$3,401	$1,296	$20	$3,389

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2018
Due in one year or less	$69
Due after one through five years	286
Due after five through 10 years	207
Due after 10 years	488
Total	$1,050

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2018, and from sales of AFS securities for the three and six months ended June 30, 2017, were as follows.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2018	June 30, 2018
FV-NI:
Realized gains	$21	$30
Realized losses	14	22
AFS:
Realized gains	1	1
Realized losses	4	7

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2017	June 30, 2017
Realized gains	$15	$42
Realized losses	14	35
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$46	$—	$—	$50
Equity securities	995	13	1,819	980	12	1,795
Corporate debt securities	2	3	153	6	—	149
Municipal bonds	1	3	268	4	2	283
U.S. government bonds	4	6	339	5	2	310
Other debt securities	—	—	2	—	—	4
Total NDTF Investments	$1,002	$25	$2,627	$995	$16	$2,591
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments	$—	$—	$1	$—	$—	$1
Total Investments	$1,002	$25	$2,628	$995	$16	$2,592

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2018
Due in one year or less	$24
Due after one through five years	214
Due after five through 10 years	150
Due after 10 years	374
Total	$762

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2018, and from sales of AFS securities for the three and six months ended June 30, 2017, were as follows.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2018	June 30, 2018
FV-NI:
Realized gains	$17	$25
Realized losses	12	20
AFS:
Realized gains	1	1
Realized losses	3	5

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2017	June 30, 2017
Realized gains	$11	$35
Realized losses	11	30
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$38	$—	$—	$33
Equity securities	298	4	437	294	3	427
Corporate debt securities	1	1	60	2	—	62
Municipal bonds	—	—	1	—	—	1
U.S. government bonds	1	2	178	3	1	214
Other debt securities	—	—	2	—	—	2
Total NDTF Investments(b)	$300	$7	$716	$299	$4	$739
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Municipal bonds	1	—	47	2	—	47
Total Other Investments	$1	$—	$48	$2	$—	$48
Total Investments	$301	$7	$764	$301	$4	$787

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

(b)
During the six months ended June 30, 2018, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3 nuclear plant.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2018
Due in one year or less	$45
Due after one through five years	72
Due after five through 10 years	57
Due after 10 years	114
Total	$288

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2018, and from sales of AFS securities for the three and six months ended June 30, 2017, were as follows.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2018	June 30, 2018
FV-NI:
Realized gains	$4	$5
Realized losses	2	2
AFS:
Realized gains	—	—
Realized losses	1	2

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2017	June 30, 2017
Realized gains	$4	$7
Realized losses	3	5
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	June 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$36	$—	$74	$49	$—	$97
Corporate debt securities	—	—	8	—	—	3
Municipal bonds	—	1	33	—	1	28
Total Investments	$36	$1	$115	$49	$1	$128

(a)
Realized and unrealized gains and losses where regulatory accounting is applied are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	June 30, 2018
Due in one year or less	$3
Due after one through five years	20
Due after five through 10 years	4
Due after 10 years	14
Total	$41
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2018, and from sales of AFS securities for the three and six months ended June 30, 2017, were insignificant.
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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three and six months ended June 30, 2018, and 2017.
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

	June 30, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,988	$4,918	$—	$—	$70
NDTF debt securities	2,136	578	1,558	—	—
Other equity securities	109	109	—	—	—
Other debt securities	267	68	199	—	—
Derivative assets	87	3	31	53	—
Total assets	7,587	5,676	1,788	53	70
Derivative liabilities	(213)	(1)	(62)	(150)	—
Net assets (liabilities)	$7,374	$5,675	$1,726	$(97)	$70

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,914	$4,840	$—	$—	$74
NDTF debt securities	2,174	635	1,539	—	—
Other equity securities	123	123	—	—	—
Other debt securities	241	57	184	—	—
Derivative assets	51	3	20	28	—
Total assets	7,503	5,658	1,743	28	74
Derivative liabilities	(230)	(2)	(86)	(142)	—
Net assets (liabilities)	$7,273	$5,656	$1,657	$(114)	$74
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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$—	$(124)	$(124)	$5	$(135)	$(130)
Total pretax realized or unrealized gains included in comprehensive income	—	—	—	1	—	1
Purchases, sales, issuances and settlements:			—
Purchases	—	56	56	—	55	55
Sales	—	—	—	(6)	—	(6)
Settlements	—	(15)	(15)	—	(9)	(9)
Total losses included on the Condensed Consolidated Balance Sheet	—	(14)	(14)	—	(2)	(2)
Balance at end of period	$—	$(97)	$(97)	$—	$(91)	$(91)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$—	$(114)	$(114)	$5	$(166)	$(161)
Total pretax realized or unrealized gains included in comprehensive income	—	—	—	1	—	1
Purchases, sales, issuances and settlements:
Purchases	—	56	56	—	55	55
Sales	—	—	—	(6)	—	(6)
Settlements	—	(29)	(29)	—	(18)	(18)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	—	(10)	(10)	—	38	38
Balance at end of period	$—	$(97)	$(97)	$—	$(91)	$(91)
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,732	$2,662	$—	$70
NDTF debt securities	1,049	164	885	—
Derivative assets	3	—	3	—
Total assets	3,784	2,826	888	70
Derivative liabilities	(19)	—	(19)	—
Net assets	$3,765	$2,826	$869	$70

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,692	$2,618	$—	$74
NDTF debt securities	1,066	204	862	—
Derivative assets	2	—	2	—
Total assets	3,760	2,822	864	74
Derivative liabilities	(35)	(1)	(34)	—
Net assets	$3,725	$2,821	$830	$74
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Investments
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$—	$3	$—	$3
Total pretax realized or unrealized gains included in comprehensive income	—	1	—	1
Purchases, sales, issuances and settlements:
Sales	—	(4)	—	(4)
Balance at end of period	$—	$—	$—	$—

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

	June 30, 2018
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,256	$2,256	$—
NDTF debt securities	1,087	414	673
Other debt securities	58	11	47
Derivative assets	5	—	5
Total assets	3,406	2,681	725
Derivative liabilities	(35)	—	(35)
Net assets	$3,371	$2,681	$690

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,222	$2,222	$—
NDTF debt securities	1,108	431	677
Other debt securities	59	12	47
Derivative assets	3	1	2
Total assets	3,392	2,666	726
Derivative liabilities	(36)	(1)	(35)
Net assets	$3,356	$2,665	$691
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2018
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,819	$1,819	$—
NDTF debt securities	808	255	553
Other debt securities	1	1	—
Derivative assets	4	1	3
Total assets	2,632	2,076	556
Derivative liabilities	(21)	—	(21)
Net assets	$2,611	$2,076	$535

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,795	$1,795	$—
NDTF debt securities	796	243	553
Other debt securities	1	1	—
Derivative assets	2	1	1
Total assets	2,594	2,040	554
Derivative liabilities	(18)	(1)	(17)
Net assets	$2,576	$2,039	$537

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

	June 30, 2018
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$437	$437	$—
NDTF debt securities	279	159	120
Other debt securities	48	1	47
Derivative assets	1	—	1
Total assets	765	597	168
Derivative liabilities	(5)	—	(5)
Net assets	$760	$597	$163

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2
NDTF equity securities	$427	$427	$—
NDTF debt securities	312	188	124
Other debt securities	48	1	47
Derivative assets	1	—	1
Total assets	788	616	172
Derivative liabilities	(12)	—	(12)
Net assets	$776	$616	$160
DUKE ENERGY OHIO
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 2	Level 3	Total Fair Value	Level 2	Level 3
Derivative assets	$9	$—	$9	$1	$—	$1
Derivative liabilities	(4)	(4)	—	(5)	(5)	—
Net assets (liabilities)	$5	$(4)	$9	$(4)	$(5)	$1
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$1	$1	$1	$5
Purchases, sales, issuances and settlements:
Purchases	7	3	7	3
Settlements	(1)	(1)	(1)	(2)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	2	—	2	(3)
Balance at end of period	$9	$3	$9	$3

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

	June 30, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$74	$74	$—	$—
Other debt securities	41	—	41	—
Derivative assets	45	1	—	44
Total assets	$160	$75	$41	$44

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$97	$97	$—	$—
Other debt securities	31	—	31	—
Derivative assets	27	—	—	27
Total assets	$155	$97	$31	$27
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$7	$9	$27	$16
Purchases, sales, issuances and settlements:
Purchases	49	52	49	52
Settlements	(14)	(9)	(28)	(16)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	2	(1)	(4)	(1)
Balance at end of period	$44	$51	$44	$51
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2018
(in millions)	Total Fair Value	Level 1	Level 3
Derivative assets	$2	$2	$—
Derivative liabilities	(150)	—	(150)
Net (liabilities) assets	$(148)	$2	$(150)

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 3
Other debt securities	$1	$1	$—
Derivative assets	2	2	—
Total assets	3	3	—
Derivative liabilities	(142)	—	(142)
Net (liabilities) assets	$(139)	$3	$(142)

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

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$(132)	$(145)	$(142)	$(187)
Total (losses) gains and settlements	(18)	—	(8)	42
Balance at end of period	$(150)	$(145)	$(150)	$(145)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2018
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
Financial Transmission Rights (FTRs)	$9	RTO auction pricing	FTR price – per megawatt-hour (MWh)	$0.67	-	$3.32
Duke Energy Indiana
FTRs	44	RTO auction pricing	FTR price – per MWh	(2.31)	-	11.01
Piedmont
Natural gas contracts	(150)	Discounted cash flow	Forward natural gas curves – price per million British thermal unit (MMBtu)	1.88	-	3.42
Duke Energy
Total Level 3 derivatives	$(97)

	December 31, 2017
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$0.07	-	$1.41
Duke Energy Indiana
FTRs	27	RTO auction pricing	FTR price – per MWh	(0.77)	-	7.44
Piedmont
Natural gas contracts	(142)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.10	-	2.88
Duke Energy
Total Level 3 derivatives	$(114)

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

	June 30, 2018		December 31, 2017
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$52,715	$52,676	$52,279	$55,331
Duke Energy Carolinas	10,394	11,028	10,103	11,372
Progress Energy	18,194	19,357	17,837	20,000
Duke Energy Progress	7,358	7,527	7,357	7,992
Duke Energy Florida	7,452	7,945	7,095	7,953
Duke Energy Ohio	2,066	2,162	2,067	2,249
Duke Energy Indiana	3,782	4,223	3,783	4,464
Piedmont	2,037	2,087	2,037	2,209

(a)
Book value of long-term debt includes $1.7 billion as of June 30, 2018, and December 31, 2017, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

At both June 30, 2018, and December 31, 2017, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2018, and the year ended December 31, 2017, or is expected to be provided in the future, that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	December 2020	December 2020	February 2021	April 2021
Credit facility amount	$325	$450	$300	$225
Amounts borrowed at June 30, 2018	325	450	300	225
Amounts borrowed at December 31, 2017	325	450	300	225
Restricted Receivables at June 30, 2018	498	704	568	394
Restricted Receivables at December 31, 2017	545	640	459	317
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2018	December 31, 2017
Receivables of VIEs	$7	$4
Regulatory Assets: Current	51	51
Current Assets: Other	31	40
Other Noncurrent Assets: Regulatory assets	1,071	1,091
Current Liabilities: Other	10	10
Current maturities of long-term debt	53	53
Long-Term Debt	1,136	1,164
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to renewables VIEs.

(in millions)	June 30, 2018	December 31, 2017
Current Assets: Other	$168	$174
Property, plant and equipment, cost	4,017	3,923
Accumulated depreciation and amortization	(661)	(591)
Other Noncurrent Assets: Other	256	50
Current maturities of long-term debt	175	170
Long-Term Debt	1,605	1,700
Other Noncurrent Liabilities: Deferred income taxes	—	(148)
Other Noncurrent Liabilities: Other	228	241
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	June 30, 2018
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments(a)	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$58	$87
Investments in equity method unconsolidated affiliates	566	192	45	803	—	—
Total assets	$566	$192	$45	$803	$58	$87
Taxes accrued	1	—	—	1	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	10	—	—	10	—	—
Other noncurrent liabilities	—	—	11	11	—	—
Total liabilities	$11	$—	$15	$26	$—	$—
Net assets	$555	$192	$30	$777	$58	$87

(a)	See Pipeline Investments table below for further details regarding Investments in equity method unconsolidated affiliates.

	December 31, 2017
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$87	$106
Investments in equity method unconsolidated affiliates	697	180	42	919	—	—
Other noncurrent assets	17	—	—	17	—	—
Total assets	$714	$180	$42	$936	$87	$106
Taxes accrued	(29)	—	—	(29)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	42	—	—	42	—	—
Other noncurrent liabilities	—	—	12	12	—	—
Total liabilities	$13	$—	$16	$29	$—	$—
Net assets	$701	$180	$26	$907	$87	$106
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	June 30,	December 31,
Entity Name	Interest	2018	2017
ACP	47%	$541	$397
Sabal Trail(a)	7.5%	—	219
Constitution(b)	24%	25	81
Total		$566	$697

(a)
At December 31, 2017, Sabal Trail was considered a VIE due to having insufficient equity to finance their own activities without subordinated financial support. However, Sabal Trail is now a fully operational, well capitalized entity. As a result, Sabal Trail has sufficient equity to finance its own activities, and therefore, is no longer considered a VIE. Duke Energy's investment in Sabal Trail was $110 million at June 30, 2018.

(b)
During the six months ended June 30, 2018, Duke Energy recorded an OTTI of $55 million related to Constitution within Equity in (losses) earnings of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Income. See Note 3 for additional information.

In 2017, ACP executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is $412 million, which represents 47 percent of the outstanding borrowings under the credit facility as of June 30, 2018.
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
OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE due to OVEC having insufficient equity to finance its activities without subordinated financial support. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business. On March 31, 2018, FirstEnergy Solutions (FES), a subsidiary of FirstEnergy and an ICPA counterparty with a power participation ratio of 4.85 percent, filed for Chapter 11 bankruptcy which could increase costs allocated to the counterparties. Duke Energy Ohio cannot predict the impact of the bankruptcy filing on its OVEC interests. In addition, certain proposed environmental rulemaking could result in future increased OVEC cost allocations.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2018	2017	2018	2017
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	2.8%	2.1%	2.8%	2.1%
Receivable turnover rate	13.6%	13.5%	10.8%	10.7%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Receivables sold	$227	$273	$312	$312
Less: Retained interests	58	87	87	106
Net receivables sold	$169	$186	$225	$206
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Sales
Receivables sold	$461	$421	$1,028	$954	$692	$663	$1,386	$1,327
Loss recognized on sale	3	3	6	5	4	3	7	6
Cash flows
Cash proceeds from receivables sold	$465	$428	$1,050	$987	$686	$658	$1,397	$1,351
Collection fees received	1	—	1	—	1	1	1	1
Return received on retained interests	1	1	3	2	2	1	4	3
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
13. REVENUE
As described in Note 1, Duke Energy adopted Revenue from Contracts with Customers effective January 1, 2018, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. No cumulative effect adjustment was recorded as the vast majority of Duke Energy’s revenues are at-will and without a defined contractual term. Additionally, comparative disclosures for 2018 operating results with the previous revenue recognition rules are not applicable as Duke Energy’s revenue recognition has not materially changed as a result of the new standard.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

As described above, the majority of Duke Energy’s tariff revenues are at-will and, as such, related contracts with customers have an expected duration of one year or less and will not have future performance obligations for disclosure. Additionally, other long-term revenue streams, including wholesale contracts, generally provide services that are part of a single performance obligation, the delivery of electricity or natural gas. As such, other than material fixed consideration under long-term contracts, related disclosures for future performance obligations are also not applicable.
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
Retail electric service is generally marketed throughout Duke Energy's electric service territory through standard service offers. The standard service offers are through tariffs determined by regulators in Duke Energy's regulated service territory. Each tariff, which is assigned to customers based on customer class, has multiple components such as an energy charge, a demand charge, a basic facilities charge and applicable riders. Duke Energy considers each of these components to be aggregated into a single performance obligation for providing electric service, or in the case of distribution only customers in Duke Energy Ohio, for delivering electricity. Electricity is considered a single performance obligation satisfied over time consistent with the series guidance and is provided and consumed over the billing period (generally one month). Retail electric service is typically provided to at-will customers that can cancel service at any time, without a substantive penalty. Additionally, Duke Energy adheres to applicable regulatory requirements in each jurisdiction to ensure the collectability of amounts billed and appropriate mitigating procedures are followed when necessary. As such, revenue from contracts with customers for such contracts is equivalent to the electricity supplied and billed in that period (including unbilled estimates).
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

	Remaining Performance Obligations
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Progress Energy	$47	$112	$121	$80	$82	$81	$523
Duke Energy Progress	4	9	9	9	9	18	58
Duke Energy Florida	43	103	112	71	73	63	465
Duke Energy Indiana	4	9	10	5	—	—	28
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
Retail natural gas service is marketed throughout Duke Energy's natural gas service territory using published tariff rates. The tariff rates are established by regulators in Duke Energy's service territories. Each tariff, which is assigned to customers based on customer class, have multiple components, such as a commodity charge, demand charge, customer or monthly charge and transportation costs. Duke Energy considers each of these components to be aggregated into a single performance obligation for providing natural gas service. For contracts where Duke Energy provides all of the customer’s natural gas needs, the delivery of natural gas is considered a single performance obligation satisfied over time, and revenue is recognized monthly based on billings and unbilled estimates as service is provided and the commodity is consumed over the billing period. Additionally, natural gas service is typically at-will and customers can cancel service at any time, without a substantive penalty. Duke Energy also adheres to applicable regulatory requirements to ensure the collectability of amounts billed and receivable and appropriate mitigating procedures are followed when necessary.

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

	Remaining Performance Obligations
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Piedmont	$36	$71	$69	$65	$64	$462	$767
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
The delivery of electricity is a performance obligation satisfied over time and represents generation and consumption of the electricity over the billing period, generally one month. The delivery of RECs is a performance obligation satisfied at a point in time and represents delivery of each REC generated by the wind or solar facility. The majority of self-generated RECs are bundled with energy in Duke Energy’s contracts and, as such, related revenues are recognized as energy is generated and delivered as that pattern is consistent with Duke Energy’s performance. Commercial Renewables recognizes revenue based on the energy generated and billed for the period, generally one month, at contractual rates (including unbilled estimates) according to the invoice practical expedient. Amounts are typically due within 30 days of invoice.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Disaggregated Revenues
For the Electric and Gas segments, revenue by customer class is most meaningful to Duke Energy as each respective customer class collectively represents unique customer expectations of service, generally has different energy and demand requirements, and operates under tailored, regulatory approved pricing structures. Additionally, each customer class is impacted differently by weather and a variety of economic factors including the level of population growth, economic investment, employment levels, and regulatory activities in each of Duke Energy’s jurisdictions. As such, analyzing revenues disaggregated by customer class allows Duke Energy to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For the Commercial Renewables segment, the majority of revenues from contracts with customers are from selling all of the unit-contingent output at contractually defined pricing under long-term PPAs with consistent expectations regarding the timing and certainty of cash flows. Disaggregated revenues are presented as follows:

	Three Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,185	$659	$1,099	$452	$648	$181	$245	$—
General	1,481	501	678	300	377	110	188	—
Industrial	736	286	224	159	66	33	192	—
Wholesale	515	115	322	287	34	2	77	—
Other revenues	194	85	96	47	50	23	20	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,111	$1,646	$2,419	$1,245	$1,175	$349	$722	$—

Gas Utilities and Infrastructure
Residential	$153	$—	$—	$—	$—	$66	$—	$87
Commercial	87	—	—	—	—	28	—	59
Industrial	31	—	—	—	—	3	—	28
Power Generation	—	—	—	—	—	—	—	14
Other revenues	23	—	—	—	—	6	—	17
Total Gas Utilities and Infrastructure revenue from contracts with customers	$294	$—	$—	$—	$—	$103	$—	$205

Commercial Renewables
Revenue from contracts with customers	$47	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$15	$—	$—	$—	$—	$10	$—	$—

Total revenue from contracts with customers	$5,467	$1,646	$2,419	$1,245	$1,175	$462	$722	$205

Other revenue sources (a)	$176	$26	$79	$46	$28	$(3)	$16	$10
Total revenues	$5,643	$1,672	$2,498	$1,291	$1,203	$459	$738	$215

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	Six Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$4,535	$1,440	$2,211	$968	$1,243	$361	$523	$—
General	2,856	973	1,309	599	710	206	366	—
Industrial	1,400	541	432	304	128	63	365	—
Wholesale	1,148	234	768	684	84	2	145	—
Other revenues	333	152	225	132	93	37	37	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$10,272	$3,340	$4,945	$2,687	$2,258	$669	$1,436	$—

Gas Utilities and Infrastructure
Residential	$566	$—	$—	$—	$—	$177	$—	$389
Commercial	288	—	—	—	—	77	—	211
Industrial	79	—	—	—	—	10	—	69
Power Generation	—	—	—	—	—	—	—	27
Other revenues	78	—	—	—	—	12	—	66
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,011	$—	$—	$—	$—	$276	$—	$762

Commercial Renewables
Revenue from contracts with customers	$80	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$31	$—	$—	$—	$—	$24	$—	$—

Total Revenue from contracts with customers	$11,394	$3,340	$4,945	$2,687	$2,258	$969	$1,436	$762

Other revenue sources(a)	$384	$95	$129	$64	$60	$14	$33	$6
Total revenues	$11,778	$3,435	$5,074	$2,751	$2,318	$983	$1,469	$768

(a)
Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Gas Utilities and Infrastructure's costs and revenues are influenced by seasonal patterns due to peak natural gas sales occurring during the winter months as a result of space heating requirements. Residential customers are the most impacted by weather. There are certain regulatory mechanisms for the North Carolina, South Carolina, Tennessee and Ohio service territories that normalize the margins collected from certain customer classes during the winter. In North Carolina, rate design provides protection from both weather and other usage variations such as conservation, while South Carolina and Tennessee revenues are adjusted solely based on weather. Ohio primarily employs a fixed charge each month regardless of the season and usage.
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
Unbilled revenues are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets as shown in the following table.

(in millions)	June 30, 2018	December 31, 2017
Duke Energy	$876	$944
Duke Energy Carolinas	315	342
Progress Energy	298	228
Duke Energy Progress	190	143
Duke Energy Florida	107	85
Duke Energy Ohio	2	4
Duke Energy Indiana	30	21
Piedmont	5	86
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

(in millions)	June 30, 2018	December 31, 2017
Duke Energy Ohio	$73	$104
Duke Energy Indiana	123	132
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share amounts)	2018	2017	2018	2017
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$504	$687	$1,123	$1,402
Weighted average shares outstanding – basic	703	700	702	700
Equity Forwards	1	—	—	—
Weighted average shares outstanding – diluted	704	700	702	700
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$0.72	$0.98	$1.60	$2.00
Diluted	$0.72	$0.98	$1.60	$2.00
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.89	$0.855	$1.78	$1.71

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Equity Forwards
On February 20, 2018, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (the EDA) under which it may sell up to $1 billion of its common stock through an at-the-market (ATM) offering program, including an equity forward sales component. The EDA was entered into with Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities LLC (the Agents). Under the terms of the EDA, Duke Energy may issue and sell, through any of the Agents, shares of common stock through September 23, 2019. In June 2018, Duke Energy marketed two separate tranches, each for 1.3 million shares, of common stock. The first tranche was marketed with Wells Fargo Bank at an initial forward price of $72.02 per share and the second tranche was marketed with Citibank at an initial forward price of $78.71 per share through equity forward transactions under the ATM program. The Equity Forwards require Duke Energy to either physically settle the transactions by issuing 2.6 million shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternative is at Duke Energy's election.
Separately, in March 2018, Duke Energy marketed an equity offering of 21.3 million shares of common stock through an Underwriting Agreement with Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Barclays Capital Inc. and Goldman Sachs & Co. LLC, as representatives of several underwriters, Credit Suisse Capital LLC and J.P. Morgan Securities LLC as Forward Sellers, and Credit Suisse Capital LLC and JPMorgan Chase National Bank Associate, acting as forward purchasers. In connection with the offering, Duke Energy entered into equity forward sale agreements with Credit Suisse Securities (USA) LLC as Agent for Credit Suisse Capital LLC and J.P. Morgan Chase Bank, National Association. The sale price was $75 per share less certain net adjustments for an initial forward price of $74.07 per share. The Equity Forwards require Duke Energy to either physically settle the transactions by issuing 21.3 million shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements , or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternative is at Duke Energy's election. In June 2018, Duke Energy physically settled one-half of the equity forwards by delivering approximately 10.6 million shares of common stock in exchange for net cash proceeds of approximately $781 million.
For contracts that have not been settled, no amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to the equity or ATM offerings until settlements of the Equity Forwards occur, which is expected by December 31, 2018. If Duke Energy had elected to net share settle these contracts as of June 30, 2018, Duke Energy would have been required to deliver 0.9 million shares. The initial forward sale price will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreement. Until settlement of the Equity Forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Duke Energy's stock is higher than the average forward sales price.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following table presents information related to Duke Energy's stock–based compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Restricted stock unit awards	$12	$12	$22	$20
Performance awards	7	6	14	13
Pretax stock-based compensation cost	$19	$18	$36	$33
Stock-based compensation cost capitalized	$1	$—	$2	$1
Stock-based compensation expense	$18	$18	$34	$32
Tax benefit associated with stock-based compensation expense	$4	$7	$8	$12
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table presents contributions made by the Duke Energy Registrants to their qualified defined benefit pension plans during the six months ended June 30, 2018.

		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Contributions	$141	$46	$45	$25	$20	$8
Duke Energy did not make any contributions to its qualified defined benefit pension plans during the six months ended June 30, 2017.
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
Pension and other post-retirement benefit costs presented in the tables below for the Subsidiary Registrants are amounts allocated from Duke Energy for the employees of the respective Subsidiary Registrants. The Condensed Consolidated Statements of Operations of the Subsidiary Registrants also include allocated net periodic benefit costs for their proportionate share of pension and post-retirement benefit costs related to employees of the Duke Energy shared services affiliate. However, in the tables below these amounts are only presented in the Duke Energy column. For additional information on the corporate governance and shared service expenses allocated from the Duke Energy shared service affiliate, see Note 8.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$45	$15	$13	$8	$6	$1	$3	$2
Interest cost on projected benefit obligation	75	18	22	10	12	4	6	3
Expected return on plan assets	(140)	(37)	(43)	(21)	(23)	(7)	(11)	(6)
Amortization of actuarial loss	33	7	11	5	6	1	2	3
Amortization of prior service credit	(8)	(2)	(1)	(1)	(1)	—	—	(3)
Net periodic pension costs	$5	$1	$2	$1	$—	$(1)	$—	$(1)

	Three Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$40	$12	$12	$6	$5	$1	$2	$3
Interest cost on projected benefit obligation	82	20	25	12	13	5	7	3
Expected return on plan assets	(136)	(36)	(43)	(21)	(21)	(7)	(11)	(6)
Amortization of actuarial loss	36	8	14	6	7	1	3	3
Amortization of prior service credit	(6)	(2)	(1)	—	—	—	—	(1)
Other	2	—	1	1	—	—	—	1
Net periodic pension costs	$18	$2	$8	$4	$4	$—	$1	$3

	Six Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$90	$30	$26	$15	$11	$2	$5	$4
Interest cost on projected benefit obligation	150	36	46	21	25	9	12	6
Expected return on plan assets	(280)	(74)	(88)	(42)	(46)	(14)	(21)	(12)
Amortization of actuarial loss	66	14	22	10	12	2	4	6
Amortization of prior service credit	(16)	(4)	(2)	(1)	(1)	—	—	(6)
Net periodic pension costs	$10	$2	$4	$3	$1	$(1)	$—	$(2)

	Six Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$80	$24	$24	$12	$10	$2	$4	$6
Interest cost on projected benefit obligation	164	40	50	24	26	10	14	6
Expected return on plan assets	(272)	(71)	(86)	(42)	(42)	(14)	(22)	(12)
Amortization of actuarial loss	72	16	28	12	14	2	6	6
Amortization of prior service credit	(12)	(4)	(2)	—	—	—	—	(2)
Other	4	—	2	1	—	—	—	1
Net periodic pension costs	$36	$5	$16	$7	$8	$—	$2	$5
NON-QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for non-qualified pension plans for registrants with non-qualified pension costs.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	Three Months Ended June 30, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$1	$—	$—	$—
Interest cost on projected benefit obligation	3	—	1	1	1
Amortization of actuarial loss	2	—	—	—	—
Amortization of prior service credit	(1)	—	—	—	—
Net periodic pension costs	$5	$1	$1	$1	$1

	Three Months Ended June 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Interest cost on projected benefit obligation	$3	$1	$1	$—	$—
Amortization of actuarial loss	2	—	1	—	—
Net periodic pension costs	$5	$1	$2	$—	$—

	Six Months Ended June 30, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$1	$—	$—	$—
Interest cost on projected benefit obligation	6	—	2	1	1
Amortization of actuarial loss	4	—	—	—	—
Amortization of prior service (credit) cost	(1)	—	1	—	—
Net periodic pension costs	$10	$1	$3	$1	$1

	Six Months Ended June 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Interest cost on projected benefit obligation	$6	$1	$2	$1	$1
Amortization of actuarial loss	4	—	2	—	—
Net periodic pension costs	$10	$1	$4	$1	$1
OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	7	1	2	2	2	1	1	—
Expected return on plan assets	(4)	(2)	—	—	—	—	—	—
Amortization of actuarial loss	2	1	1	—	—	—	1	—
Amortization of prior service credit	(5)	(1)	(2)	—	(2)	—	—	(1)
Net periodic other post-retirement benefit costs	$2	$—	$1	$2	$—	$1	$2	$(1)

	Three Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	3	2	2	—	—	—
Expected return on plan assets	(4)	(2)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	2	(1)	5	3	2	(1)	—	—
Amortization of prior service credit	(29)	(2)	(21)	(13)	(7)	—	—	—
Net periodic other post-retirement benefit costs	$(21)	$(3)	$(13)	$(8)	$(3)	$(1)	$—	$—

	Six Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$3	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	14	3	6	3	3	1	2	—
Expected return on plan assets	(6)	(4)	—	—	—	—	—	—
Amortization of actuarial loss	3	1	1	—	—	—	2	—
Amortization of prior service credit	(10)	(2)	(4)	—	(3)	—	—	(1)
Net periodic other post-retirement benefit costs	$4	$(1)	$3	$3	$—	$1	$4	$(1)

	Six Months Ended June 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	18	4	7	4	4	—	—	—
Expected return on plan assets	(7)	(4)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	4	(2)	10	6	4	(1)	—	—
Amortization of prior service credit	(58)	(4)	(42)	(27)	(15)	—	—	—
Net periodic other post-retirement benefit costs	$(41)	$(6)	$(25)	$(17)	$(7)	$(1)	$—	$—

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

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Three Months Ended June 30,
2018	$48	$15	$13	$9	$4	$1	$2	$2
2017	39	13	12	8	4	1	2	1
Six Months Ended June 30,
2018	$118	$38	$32	$22	$10	$2	$5	$6
2017	104	35	30	21	9	2	5	3
17. INCOME TAXES
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
At this time, AMT credits that are treated as refundable under the Tax Act are among the certain refundable tax credits that are subject to sequestration. In the first quarter of 2018, the company revised the December 31, 2017, estimate of the income tax effects of the Tax Act and recorded a $76 million valuation allowance against these AMT credits based on additional interpretative guidance from the Internal Revenue Service related to the Tax Act. See Note 22 to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended December 31, 2017, for information on the U.S. Securities and Exchange Commission staff's guidance on accounting for the Tax Act (Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act).
No provisional adjustments to the estimate of the income tax effects of the Tax Act were recorded for the three months ended June 30, 2018 in accordance with SAB 118.
EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Duke Energy	16.5%	32.1%	19.9%	32.3%
Duke Energy Carolinas	21.5%	34.7%	21.8%	35.0%
Progress Energy	17.3%	33.4%	15.4%	33.7%
Duke Energy Progress	20.1%	31.9%	16.8%	33.0%
Duke Energy Florida	18.0%	36.8%	17.4%	36.7%
Duke Energy Ohio	25.8%	34.8%	16.0%	35.1%
Duke Energy Indiana	25.8%	39.4%	25.8%	39.4%
Piedmont	27.3%	38.5%	23.9%	37.9%
The decrease in the effective tax rate (ETR) for Duke Energy and the Subsidiary Registrants for the three months ended June 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act. The decrease in the ETR for Duke Energy and the Subsidiary Registrants for the six months ended June 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal and state excess deferred taxes, partially offset by a valuation allowance against AMT credits discussed above.
The decrease in the ETR for Duke Energy Carolinas for the three and six months ended June 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of state excess deferred taxes.
The decrease in the ETR for Progress Energy for the three and six months ended June 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal and state excess deferred taxes.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The decrease in the ETR for Duke Energy Progress for the three months ended June 30, 2018, is primarily due to the lower statutory federal tax rate under the Tax Act. The decrease in the ETR for Duke Energy Progress for the six months ended June 30, 2018, is primarily due to the lower statutory federal tax rate under the Tax Act and the amortization of state excess deferred taxes.
The decrease in the ETR for Duke Energy Florida for the three and six months ended June 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal excess deferred taxes.
The decrease in the ETR for Duke Energy Ohio for the three months ended June 30, 2018, is primarily due to the lower statutory federal tax rate under the Tax Act. The decrease in the ETR for Duke Energy Ohio for the six months ended June 30, 2018, is primarily due to the lower statutory federal tax rate under the Tax Act and an increase in AFUDC equity.
The decrease in the ETR for Duke Energy Indiana for the three and six months ended June 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act.
The decrease in the ETR for Piedmont for the three and six months ended June 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act.
18. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters and commitments and contingencies see Notes 3 and 4, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2018, and with Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Executive Overview
Regulatory Activity
In 2018, Duke Energy advanced regulatory activity underway in multiple jurisdictions, as follows:
Duke Energy Carolinas received an order on its rate case from the North Carolina Utilities Commission (NCUC) on June 22, 2018. Major components of the order included: a return on equity of 9.9 percent, recovery of past coal ash remediation costs, recovery of Lee Nuclear Project development costs, and partial clarity on the treatment of federal taxes. On July 27, 2018, the NCUC approved Duke Energy Carolinas' compliance filing. As a result, revised customer rates will become effective on August 1, 2018.
Duke Energy Progress received an order on its rate case from the NCUC on February 23, 2018. Some of the major components of the order are: a return on equity of 9.9 percent; recovery of past coal ash remediation costs; recovery of deferred storm costs from 2016; and new rates in effect mid-March 2018.
Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the Public Service Commission of South Carolina (PSCSC) seeking an order to defer certain costs associated with grid reliability, resiliency, and modernization work that is being performed under the Power/Forward initiative. Duke Energy Carolinas also petitioned the PSCSC seeking an order to defer certain costs associated with the William States Lee Combined Cycle Facility, the new billing and customer information system and the addition of the Carolinas West Primary Distribution Control Center. Duke Energy Progress also petitioned the PSCSC seeking an order to adopt the new depreciation rates and to defer certain costs associated with the deployment of advanced metering infrastructure, the new billing and customer information system and the costs incurred in connection with the excess return of certain state taxes from North Carolina. These petitions were approved on July 25, 2018.
Duke Energy Florida filed a petition with the Florida Public Service Commission (FPSC) on May 31, 2018, related to approximately $200 million of customer savings associated with the Federal Tax Cuts and Jobs Act (Tax Act). The tax savings will offset accelerated depreciation of Crystal River Units 4 and 5 and Hurricane Irma storm cost recovery. The petition is subject to review and approval by the FPSC.
Duke Energy Ohio along with the Public Utilities Commission of Ohio (PUCO) Staff and certain intervenors filed a Stipulation and Recommendation (Stipulation) with PUCO on April 13, 2018, and the evidentiary hearing will conclude on August 6, 2018. The Stipulation, subject to approval by the PUCO, is in connection with Duke Energy Ohio's rate case and other regulatory matters.
On July 25, 2018, Duke Energy Ohio filed an application to establish a new rider to implement the benefits of the Tax Act for electric distribution customers. If approved, the new rider will flow through to customers the benefit of the lower statutory federal tax rate since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. An order is expected before the end of the year.
Duke Energy Kentucky received an order on its rate case from the Kentucky Public Service Commission on April 13, 2018. The order granted an annual revenue increase of $21 million, incorporating customer benefits from the Tax Act as well as rider recovery of environmental costs, including coal ash. Duke Energy Kentucky implemented new base rates on May 1, 2018.
On June 27, 2018, Duke Energy Indiana, the Indiana Office of Utility Consumers Counselor and others filed testimony consistent with their Stipulation and Settlement Agreement in the federal tax proceedings with the Indiana Utility Regulatory Commission (IURC). Major components include riders to reflect the lower federal tax rate as they are filed in 2018, base rates to reflect the lower federal tax rate upon approval, but no later than September 1, 2018, and a timeline for returning federal excess deferred income taxes to customers. The settlement is subject to review and approval by the IURC.
See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters" for additional information.

PART I

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
Special items included in the periods presented include the following items, which management believes do not reflect ongoing costs:

•	Costs to Achieve Piedmont Merger represent charges that result from the Piedmont acquisition.

•	Regulatory and Legislative Impacts represent charges related to rate case orders, settlements or other actions of regulators or legislative bodies.

•	Sale of Retired Plant represents the loss associated with selling Beckjord Generating Station (Beckjord), a nonregulated generating facility in Ohio.

•	Impairment of Equity Method Investment represents an other-than-temporary impairment (OTTI) of an investment in Constitution Pipeline Company, LLC (Constitution).

•	Impacts of the Tax Act represents an alternative minimum tax (AMT) valuation allowance recognized related to the Tax Act.
Three Months Ended June 30, 2018, as compared to June 30, 2017
GAAP Reported EPS was $0.71 for the second quarter of 2018 compared to $0.98 for the second quarter of 2017. The decrease in GAAP Reported EPS was primarily due to regulatory and legislative charges related to the Duke Energy Carolinas North Carolina rate case order and the repeal of the South Carolina Base Load Review Act, increased operations and maintenance expense primarily from higher storm costs, higher depreciation and amortization expense from growth in rate base, and increased interest expense due to higher outstanding debt and lower tax shield on holding company interest as a result of the Tax Act. These drivers were partially offset by favorable weather and positive net margin contributions from the Duke Energy Progress North Carolina rate case order.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s second quarter 2018 adjusted diluted EPS was $0.93 compared to $1.01 for the second quarter of 2017. The decrease in adjusted earnings was primarily due to increased operations and maintenance expense primarily from higher storm costs, higher depreciation and amortization expense from growth in rate base, and increased interest expense due to higher outstanding debt and lower tax shield on holding company interest as a result of the Tax Act. These drivers were partially offset by favorable weather and positive net margin contributions from the Duke Energy Progress North Carolina rate case order.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2018		2017
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$500	$0.71	$686	$0.98
Adjustments:
Regulatory and Legislative Impacts(a)	136	0.19	—	—
Costs to Achieve Piedmont Merger(b)	15	0.02	19	0.03
Discontinued Operations	5	0.01	2	—
Adjusted Earnings/Adjusted Diluted EPS	$656	$0.93	$707	$1.01

(a)	Net of $43 million tax benefit.

(b)	Net of $5 million tax benefit in 2018 and $11 million tax benefit in 2017.

PART I

Six Months Ended June 30, 2018, as compared to June 30, 2017
Duke Energy's GAAP Reported EPS was $1.59 for the six months ended June 30, 2018, compared to $2.00 for the six months ended June 30, 2017. The decrease in GAAP Reported EPS was driven by regulatory and legislative charges related to the Duke Energy Carolinas North Carolina rate case order and the repeal of the South Carolina Base Load Review Act, higher depreciation and amortization expense from growth in rate base, and increased interest expense due to higher outstanding debt and lower tax shield on holding company interest as a result of the Tax Act. These drivers were partially offset by favorable weather and positive net margin contributions from the Duke Energy Progress North Carolina rate case order.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy's adjusted diluted EPS for the six months ended June 30, 2018, was $2.22 compared to $2.05 for the six months ended June 30, 2017. The increase in adjusted earnings for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to favorable weather at Electric Utilities and Infrastructure.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2018		2017
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,120	$1.59	$1,402	$2.00
Adjustments:
Regulatory and Legislative Impacts(a)	202	0.29	—	—
Sale of Retired Plant(b)	82	0.12	—	—
Impacts of the Tax Act (AMT valuation allowance)	76	0.11	—	—
Impairment of Equity Method Investment(c)	42	0.06	—	—
Costs to Achieve Piedmont Merger(d)	28	0.04	29	0.05
Discontinued Operations	5	0.01	2	—
Adjusted Earnings/Adjusted Diluted EPS	$1,555	$2.22	$1,433	$2.05

(a)	Net of $63 million tax benefit.

(b)	Net of $25 million tax benefit.

(c)	Net of $13 million tax benefit.

(d)	Net of $9 million tax benefit in 2018 and $17 million tax benefit in 2017.
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
Tax Act
On December 22, 2017, President Trump signed the Tax Act into law. Among other provisions, the Tax Act lowered the corporate federal income tax rate from 35 percent to 21 percent, limits interest deductions outside of regulated utility operations, requires the normalization of excess deferred taxes associated with property under the average rate assumption method as a prerequisite to qualifying for accelerated depreciation and repealed the federal manufacturing deduction. The Tax Act also repealed the corporate AMT and stipulates a refund of 50 percent of remaining AMT credit carryforwards (to the extent the credits exceed regular tax for the year) for tax years 2018, 2019 and 2020 with all remaining AMT credits to be refunded in tax year 2021. The Tax Act also could be amended or subject to technical correction, which could change the financial impacts that were recorded since December 31, 2017, or are expected to be recorded in future periods. The Federal Energy Regulatory Commission (FERC) and state utility commissions will determine the regulatory treatment of the impacts of the Tax Act for the Subsidiary Registrants. Duke Energy's segments’ future results of operations, financial condition and cash flows could be adversely impacted by the Tax Act, subsequent amendments or corrections, or the actions of the FERC, state utility commissions or credit rating agencies related to the Tax Act. Duke Energy is addressing the rate treatment of the Tax Act by each state utility commission in which the Subsidiary Registrants operate. In January 2018, the Subsidiary Registrants began deferring the estimated ongoing impacts of the Tax Act that are expected to be returned to customers. See Note 17 to the Condensed Consolidated Financial Statements, “Income Taxes,” for additional information on the Tax Act.

PART I

Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Variance	2018	2017	Variance
Operating Revenues	$5,223	$5,158	$65	$10,546	$10,105	$441
Operating Expenses
Fuel used in electric generation and purchased power	1,582	1,549	33	3,267	3,003	264
Operation, maintenance and other	1,395	1,299	96	2,720	2,603	117
Depreciation and amortization	838	714	124	1,673	1,451	222
Property and other taxes	279	270	9	553	531	22
Impairment charges	172	2	170	215	2	213
Total operating expenses	4,266	3,834	432	8,428	7,590	838
Gains on Sales of Other Assets and Other, net	—	1	(1)	1	4	(3)
Operating Income	957	1,325	(368)	2,119	2,519	(400)
Other Income and Expenses	91	110	(19)	179	222	(43)
Interest Expense	316	305	11	633	620	13
Income Before Income Taxes	732	1,130	(398)	1,665	2,121	(456)
Income Tax Expense	157	401	(244)	340	757	(417)
Segment Income	$575	$729	$(154)	$1,325	$1,364	$(39)

Duke Energy Carolinas gigawatt-hours (GWh) sales	22,272	21,243	1,029	44,899	42,024	2,875
Duke Energy Progress GWh sales	15,896	15,562	334	33,122	31,199	1,923
Duke Energy Florida GWh sales	10,304	10,740	(436)	19,423	19,045	378
Duke Energy Ohio GWh sales	6,147	5,901	246	12,219	11,960	259
Duke Energy Indiana GWh sales	8,301	7,972	329	16,786	16,180	606
Total Electric Utilities and Infrastructure GWh sales	62,920	61,418	1,502	126,449	120,408	6,041
Net proportional megawatt (MW) capacity in operation				49,297	48,877	420
Three Months Ended June 30, 2018, as Compared to June 30, 2017
Electric Utilities and Infrastructure’s results were impacted by charges related to the Duke Energy Carolinas North Carolina rate case order, higher operation and maintenance expenses and increased depreciation and amortization, partially offset by favorable weather compared to the prior year and a positive net contribution from the Duke Energy Progress North Carolina rate case. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	an $82 million increase in fuel related revenues due to higher sales volumes and increases in fuel rates billed to customers;

•	an $81 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year; and

•	a $43 million increase in retail pricing primarily due to the Duke Energy Progress North Carolina rate case.
Partially offset by:

•	a $127 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act; and

•	a $5 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $170 million increase in impairment charges primarily due to the impacts associated with the Duke Energy Carolinas North Carolina rate case;

•
a $124 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, additional plant in service and new depreciation rates per the Duke Energy Progress North Carolina rate case;

•	a $96 million increase in operation, maintenance and other expense primarily due to higher operational costs that are recoverable in rates and higher storm costs and amortizations; and

•	a $33 million increase in fuel used in electric generation and purchased power primarily due to higher sales and higher deferred fuel expenses.

PART I

Other Income and Expenses. The decrease was primarily due to lower allowance for funds used during construction (AFUDC) equity and a decrease in recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates at Duke Energy Carolinas and lower income from non-service components of employee benefit costs in the current year at Duke Energy Progress. For additional information on employee benefit costs, see Note 16 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act and a decrease in pretax income. The effective tax rates (ETRs) for the three months ended June 30, 2018, and 2017 were 21.4 percent and 35.5 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of excess deferred taxes. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Electric Utilities and Infrastructure’s results were impacted by charges related to the Duke Energy Carolinas and Duke Energy Progress North Carolina rate case orders and higher depreciation and amortization, partially offset by favorable weather compared to the prior year and a positive net contribution from the Duke Energy Progress North Carolina rate case. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $307 million increase in fuel related revenues due to higher sales volumes and increases in fuel rates billed to customers;

•	a $255 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•
a $73 million increase in retail pricing primarily due to the Duke Energy Progress North Carolina rate case and Duke Energy Florida base rate adjustments for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project;

•	a $24 million increase in weather-normal retail sales volumes; and

•
a $23 million increase in wholesale power revenues, net of sharing and fuel, primarily due to recovery of coal ash costs at Duke Energy Carolinas and Duke Energy Progress, partially offset by customer refunds in the current year related to a FERC order on a complaint filed by the Piedmont Municipal Power Agency (PMPA) at Duke Energy Carolinas.

Partially offset by:

•	a $258 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven primarily by:

•	a $264 million increase in fuel used in electric generation and purchased power, due to higher sales and higher deferred fuel expenses;

•
a $222 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, additional plant in service and new depreciation rates per the Duke Energy Progress North Carolina rate case;

•	a $213 million increase in impairment charges primarily due to the impacts associated with the Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases; and

•	a $117 million increase in operation, maintenance and other expense primarily due to impacts associated with the Duke Energy Progress North Carolina rate case and higher storm cost amortization.
Other Income and Expenses. The decrease was primarily due to lower AFUDC equity and lower income from non-service components of employee benefit costs in the current year at Duke Energy Progress. For additional information on employee benefit costs, see Note 16 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act and a decrease in pretax income. The ETRs for the six months ended June 30, 2018, and 2017 were 20.4 percent and 35.7 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of excess deferred taxes.
Matters Impacting Future Electric Utilities and Infrastructure Results
On May 18, 2016, the North Carolina Department of Environmental Quality (NCDEQ) issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Electric Utilities and Infrastructure's estimated asset retirement obligations (AROs) related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses and the closure method scope and remedial methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows.

PART I

Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. In addition, the orders issued in the Duke Energy Carolinas and Duke Energy Progress North Carolinas rate cases supporting recovery of past coal ash remediation costs have been appealed by various parties. The outcome of these appeals, lawsuits and potential fines and penalties could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
On June 22, 2018 Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of Power/Forward costs. Duke Energy Carolinas may petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization. While Duke Energy Progress did not request recovery of these costs in its most recent case with the NCUC, Duke Energy Progress may request recovery of certain grid modernization costs in future regulatory proceedings. Electric Utilities and Infrastructure's results of operations, financial position and cash flows could be adversely impacted if grid modernization costs are not ultimately approved for recovery and/or deferral treatment. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On June 30, 2017, CertainTeed Gypsum NC, Inc. (CertainTeed) filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. The trial for this matter concluded on July 16, 2018. If Duke Energy Progress does not prevail, it will have to either purchase additional gypsum on the open market to fulfill its contractual obligation through 2029 or pay some amount of liquidated damages that could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

Duke Energy Florida is constructing the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida, and expects it to be commercially available in 2018. Failure to complete the construction and achieve commercial operations by the end of 2018 or actual costs in excess of the estimated amount not collected from customers could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed for recovery of the storm costs. Storm costs are currently expected to be fully recovered by approximately mid-2021. The evidentiary hearing in this storm cost matter is scheduled for the week of October 15, 2018. An order disallowing recovery of these costs could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On March 2, 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. On April 13, 2018, Duke Energy Ohio filed a Stipulation with the PUCO to resolve issues in the electric distribution base rate case and other regulatory matters. If approved by PUCO, the Stipulation would allow for Duke Energy Ohio to recover gains and losses incurred on and after January 1, 2018, related to OVEC, through the Price Stabilization Rider. Hearings will conclude on August 6, 2018. Electric Utilities and Infrastructure's results of operations, financial position and cash flows could be adversely impacted if the Stipulation is denied by the PUCO. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Variance	2018	2017	Variance
Operating Revenues	$318	$301	$17	$1,045	$971	$74
Operating Expenses
Cost of natural gas	89	76	13	402	334	68
Operation, maintenance and other	103	94	9	211	199	12
Depreciation and amortization	60	57	3	121	114	7
Property and other taxes	26	26	—	57	56	1
Total operating expenses	278	253	25	791	703	88
Operating Income	40	48	(8)	254	268	(14)
Other Income and Expenses	22	21	1	(13)	39	(52)
Interest Expense	26	26	—	53	52	1
Income Before Income Taxes	36	43	(7)	188	255	(67)
Income Tax Expense	8	16	(8)	44	95	(51)
Segment Income	$28	$27	$1	$144	$160	$(16)

Piedmont local distribution company (LDC) throughput (dekatherms)	116,839,962	94,013,754	22,826,208	271,741,341	227,290,541	44,450,800
Duke Energy Midwest LDC throughput (Mcf)	15,615,050	12,204,767	3,410,283	52,741,115	43,035,766	9,705,349
Three Months Ended June 30, 2018, as Compared to June 30, 2017
Gas Utilities and Infrastructure’s results were primarily impacted by favorable weather and volumes, price adjustments and customer growth; offset by unfavorable operations, maintenance and other. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	a $13 million increase due to higher natural gas costs passed through to customers from higher volumes sold and higher natural gas prices;

•
a $9 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, due to customer growth and Integrity Management Rider (IMR) rate adjustments at Piedmont; and

•	a $3 million increase primarily due to favorable weather in the current year and higher volumes in the Midwest.
Partially offset by:

•	a $9 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven by:

•	a $13 million increase in cost of natural gas due to higher volumes sold and higher natural gas prices;

•	a $9 million increase in operations, maintenance and other primarily due to increased gas operations and regulated utilities expenses; and

•	a $3 million increase in depreciation and amortization due to additional plant-in-service.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the three months ended June 30, 2018, and 2017 were 22.2 percent and 37.2 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate under the Tax Act. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Gas Utilities and Infrastructure’s results were primarily impacted by the OTTI recorded on the Constitution investment. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	a $68 million increase due to higher natural gas costs passed through to customers due to higher volumes sold and higher natural gas prices;

•
a $31 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, due to customer growth, IMR rate adjustments and new power generation customers at Piedmont; and

PART I

•	a $10 million increase primarily due to favorable weather in the current year and higher volumes sold in the Midwest.
Partially offset by:

•	a $38 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven by:

•	a $68 million increase in cost of natural gas primarily due to higher volumes sold and higher natural gas prices;

•	a $12 million increase in operations, maintenance and other primarily due to increased regulated utilities and gas operations expenses; and

•	a $7 million increase in depreciation and amortization due to additional plant-in-service.
Other Income and Expenses. The decrease was primarily due to the OTTI recorded for the investment in Constitution in the current year.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the six months ended June 30, 2018, and 2017 were 23.4 percent and 37.3 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Gas Utilities and Infrastructure Results
Gas Utilities and Infrastructure has a 47 percent ownership interest in Atlantic Coast Pipeline, LLC (ACP), which is building an approximately 600-mile interstate natural gas pipeline intended to transport diverse natural gas supplies into southeastern markets. Affected states (West Virginia, Virginia and North Carolina) have issued certain necessary permits; the project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. In early 2018, the FERC issued series of Partial Notices to Proceed, which authorized the project to begin limited construction-related activities along the pipeline route. The project has a targeted in-service date of late 2019. Due to delays in obtaining the required permits to commence construction and the conditions imposed upon the project by the permits, ACP's project manager estimates the project pipeline development costs will range from $6.0 billion to $6.5 billion, excluding financing costs. Project construction activities, schedule and final costs are still subject to uncertainty due to potential additional permitting delays, construction productivity and other conditions and risks that could result in potential higher project costs, a potential delay in the targeted in-service date and potential impairment charges. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
Rapidly rising interest rates without timely or adequate updates to the regulated allowed return on equity or failure to achieve the anticipated benefits of the Piedmont merger, including cost savings and growth targets, could significantly impact the estimated fair value of reporting units in Gas Utilities and Infrastructure. In the event of a significant decline in the estimated fair value of the reporting units, goodwill impairment charges could be recorded. The carrying value of goodwill within Gas Utilities and Infrastructure was approximately $1,924 million at June 30, 2018.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

Commercial Renewables

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Variance	2018	2017	Variance
Operating Revenues	$119	$110	$9	$220	$238	$(18)
Operating Expenses
Operation, maintenance and other	69	58	11	124	136	(12)
Depreciation and amortization	38	38	—	76	77	(1)
Property and other taxes	6	8	(2)	13	17	(4)
Total operating expenses	113	104	9	213	230	(17)
Gains on Sales of Other Assets and Other, net	—	2	(2)	—	4	(4)
Operating Income	6	8	(2)	7	12	(5)
Other Income and Expenses	18	(1)	19	20	(1)	21
Interest Expense	23	23	—	45	42	3
Income (Loss) Before Income Taxes	1	(16)	17	(18)	(31)	13
Income Tax Benefit	(36)	(42)	6	(75)	(81)	6
Less: Loss Attributable to Noncontrolling Interests	(1)	—	(1)	(1)	(1)	—
Segment Income	$38	$26	$12	$58	$51	$7

Renewable plant production, GWh	2,471	2,231	240	4,651	4,516	135
Net proportional MW capacity in operation				2,951	2,908	43
Three Months Ended June 30, 2018, as Compared to June 30, 2017
Commercial Renewables' results were favorably impacted by the bankruptcy court approval of the North Allegheny Windfarm (NAW) and FirstEnergy Solutions (FES) settlement agreement. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase in revenues was primarily due to an increase in the number of engineering, procurement and construction (EPC) agreements at REC Solar, a California-based provider of solar installations owned by Duke Energy.
Operating Expenses. The increase in operation, maintenance and other was primarily due to an increase in the number of EPC agreements at REC Solar and higher solar development spending in the current year.
Other Income and Expenses. The increase in other income and expenses was primarily due to the bankruptcy court approved NAW and FES settlement agreement, which allowed retention of previously collected cash collateral under the purchase power agreements (PPAs) and mark-to-market gains on interest rate swaps.
Income Tax Benefit. The variance was primarily due to a decrease in pretax losses.
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Commercial Renewables' results were favorably impacted by the bankruptcy court approval of the NAW and FES settlement agreement. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to a reduction in the number of EPC agreements from REC Solar.
Operating Expenses. The decrease was primarily due to lower operations and maintenance expense from a reduction in the number of EPC agreements at REC Solar and lower property taxes due to non-recurring property tax payments made in the prior year, partially offset by higher solar development spending in the current year.
Other Income and Expenses. The increase in other income was primarily due to the bankruptcy court approved NAW and FES settlement agreement, which allowed retention of previously collected cash collateral under the PPAs and mark-to-market gains on interest rate swaps.
Interest Expense. The variance was primarily due to higher debt outstanding as a result of new project financings.
Income Tax Benefit. The variance was primarily due to a decrease in pretax losses.
Matters Impacting Future Commercial Renewables Results
Changes or variability in assumptions used in calculating the fair value of the Commercial Renewables reporting units for goodwill testing purposes, including but not limited to legislative actions related to tax credit extensions, long-term growth rates and discount rates could significantly impact the estimated fair value of the Commercial Renewables reporting units. In the event of a significant decline in the estimated fair value of the Commercial Renewables reporting units, goodwill or other asset impairment charges could be recorded. The carrying value of goodwill within Commercial Renewables was approximately $93 million at June 30, 2018.
Persistently low market pricing for wind resources, primarily in the Electric Reliability Council of Texas West market and PJM Interconnection, LLC (PJM) west and the future expiration of tax incentives including investment tax credits and production tax credits could result in adverse impacts to the future results of operations, financial position and cash flows of Commercial Renewables.

PART I

Deterioration in credit quality resulting in bankruptcy of an offtaker of power from contracted wind or solar assets could result in adverse impacts to the future results of operations, financial position and cash flows of Commercial Renewables. On March 31, 2018, FES, a subsidiary of FirstEnergy and counterparty to two PPAs with NAW, filed for Chapter 11 bankruptcy. On June 18, 2018, The United States Bankruptcy Court’s Northern District of Ohio Eastern Division approved the Stipulation between FES and NAW. The Stipulation resulted in, among other items, the termination of the two PPAs between FES and NAW, as a result, NAW is subject to market pricing in the PJM west market.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Variance	2018	2017	Variance
Operating Revenues	$32	$35	$(3)	$67	$68	$(1)
Operating Expenses
Fuel used in electric generation and purchased power	15	14	1	29	29	—
Operation, maintenance and other	3	19	(16)	6	27	(21)
Depreciation and amortization	37	26	11	70	52	18
Property and other taxes	4	4	—	8	7	1
Impairment charges	—	7	(7)	—	7	(7)
Total operating expenses	59	70	(11)	113	122	(9)
Gains (Loss) on Sales of Other Assets and Other, net	2	6	(4)	(99)	11	(110)
Operating Loss	(25)	(29)	4	(145)	(43)	(102)
Other Income and Expenses, net	27	29	(2)	41	50	(9)
Interest Expense	164	139	25	321	273	48
Loss Before Income Taxes	(162)	(139)	(23)	(425)	(266)	(159)
Income Tax Benefit	(28)	(48)	20	(27)	(100)	73
Less: Income Attributable to Noncontrolling Interests	2	3	(1)	4	5	(1)
Net Loss	$(136)	$(94)	$(42)	$(402)	$(171)	$(231)
Three Months Ended June 30, 2018, as Compared to June 30, 2017
Other's higher net loss was driven by increased interest expense and lower income tax benefit. The following is a detailed discussion of the variance drivers by line item.
Interest Expense. The variance was primarily due to an increase in long-term debt as well as higher short-term interest rates.
Income Tax Benefit. The variance was primarily due to the lower statutory corporate federal income tax rate under the Tax Act, partially offset by an increase in pretax losses. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Other's higher net loss was driven by the loss on sale of the retired Beckjord station, higher interest expense and lower income tax benefit. The following is a detailed discussion of the variance drivers by line item.
Gains (Loss) on Sales of Other Assets and Other, net. The variance was driven by the loss on sale of the retired Beckjord station, a nonregulated facility retired during 2014, including the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.
Interest Expense. The variance was primarily due to an increase in long-term debt, as well as higher short-term interest rates.
Income Tax Benefit. The variance was primarily due to the valuation allowance against AMT credits and the lower statutory corporate federal income tax rate under the Tax Act, partially offset by an increase in pretax losses. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Other Results
Included in Other is Duke Energy Ohio's 9 percent ownership interest in the Ohio Valley Electric Corporation (OVEC), which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. On March 31, 2018, FES, a subsidiary of FirstEnergy and an ICPA counterparty with a power participation ratio of 4.85 percent, filed for Chapter 11 bankruptcy,

PART I

which could increase costs allocated to the counterparties. Duke Energy cannot predict the impact of the bankruptcy filing on its OVEC interests. In addition, certain proposed environmental rulemaking costs could result in future increased OVEC cost allocations.
On March 2, 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. On April 13, 2018, Duke Energy Ohio filed a Stipulation with the PUCO to resolve issues in the electric distribution base rate case and other regulatory matters. If approved by PUCO, the Stipulation would allow for Duke Energy Ohio to recover gains and losses incurred on and after January 1, 2018, related to OVEC, through the Price Stabilization Rider and, as a result, Duke Energy Ohio may move its ownership interest to the Electric Utilities and Infrastructure segment. Hearings will conclude on August 6, 2018. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Six Months Ended June 30,
(in millions)	2018	2017	Variance
Operating Revenues	$3,435	$3,445	$(10)
Operating Expenses
Fuel used in electric generation and purchased power	880	863	17
Operation, maintenance and other	950	978	(28)
Depreciation and amortization	561	523	38
Property and other taxes	147	139	8
Impairment charges	190	—	190
Total operating expenses	2,728	2,503	225
Losses on Sales of Other Assets and Other, net	(1)	—	(1)
Operating Income	706	942	(236)
Other Income and Expenses, net	74	100	(26)
Interest Expense	217	206	11
Income Before Income Taxes	563	836	(273)
Income Tax Expense	123	293	(170)
Net Income	$440	$543	$(103)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018
Residential sales	14.9%
General service sales	4.5%
Industrial sales	(1.2)%
Wholesale power sales	14.7%
Joint dispatch sales	3.9%
Total sales	6.8%
Average number of customers	1.5%
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $122 million decrease in retail sales due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act;

•	a $47 million decrease in rider revenues primarily related to energy efficiency programs; and

•
an $11 million decrease in wholesale power revenues, net of sharing and fuel, primarily due to wholesale customer refunds in the current year related to a FERC order on a complaint filed by the PMPA, partially offset by higher revenues related to recovery of coal ash costs.

PART I

Partially offset by:

•	a $126 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•	a $29 million increase in fuel related revenues primarily due to higher sales; and

•	a $23 million increase in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $190 million increase in impairment charges, primarily due to the impacts of the North Carolina rate order and charges related to coal ash costs in South Carolina;

•
a $38 million increase in depreciation and amortization primarily due to additional plant in service and higher amortization of deferred coal ash costs, partially offset by lower amortization of certain regulatory assets; and

•	a $17 million increase in fuel used in electric generation and purchased power primarily due to higher sales.
Partially offset by:

•	a $28 million decrease in operation, maintenance and other expense primarily due to lower energy efficiency program costs.
Other Income and Expenses. The variance was primarily due to lower AFUDC equity and a decrease in recognition of post in-service equity returns for projects that were completed prior to being reflected in customer rates.
Interest Expense. The variance was primarily due to higher debt outstanding.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the six months ended June 30, 2018, and 2017 were 21.8 percent and 35.0 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and levelization for annual amortization of state excess deferred taxes. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Duke Energy Carolinas' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Carolinas' results of operations, financial position and cash flows.
On June 22, 2018, Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of Power/Forward costs. Duke Energy Carolinas may petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization. Duke Energy Carolinas' results of operations, financial position and cash flows could be adversely impacted if grid modernization costs are not ultimately approved for recovery and/or deferral treatment. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. In addition, the order issued in the Duke Energy Carolinas North Carolinas rate cases supporting recovery of past coal ash remediation costs have been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Duke Energy Carolinas’ results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Six Months Ended June 30,
(in millions)	2018	2017	Variance
Operating Revenues	$5,074	$4,571	$503
Operating Expenses
Fuel used in electric generation and purchased power	1,871	1,557	314
Operation, maintenance and other	1,233	1,109	124
Depreciation and amortization	764	624	140
Property and other taxes	254	246	8
Impairment charges	33	2	31
Total operating expenses	4,155	3,538	617
Gains on Sales of Other Assets and Other, net	12	14	(2)
Operating Income	931	1,047	(116)
Other Income and Expenses, net	77	76	1
Interest Expense	412	402	10
Income Before Income Taxes	596	721	(125)
Income Tax Expense	92	243	(151)
Net Income	504	478	26
Less: Net Income Attributable to Noncontrolling Interests	4	5	(1)
Net Income Attributable to Parent	$500	$473	$27
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $335 million increase in fuel related revenues due to higher sales, increases in fuel and capacity rates billed to customers, and increased demand at Duke Energy Florida;

•	an $86 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•	a $54 million increase in retail pricing due to the impacts of the Duke Energy Progress North Carolina and South Carolina rate cases;

•	a $50 million increase in wholesale power revenues, net of fuel, primarily due to coal ash recovery in the current year at Duke Energy Progress; and

•	a $29 million increase in Joint Asset Agency Rider revenues primarily due to the implementation of new base rates.
Partially offset by:

•	a $65 million decrease in retail sales due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:

•
a $314 million increase in fuel used in electric generation and purchased power primarily due to higher sales, higher deferred fuel and capacity expenses, and increased purchased power, partially offset by lower generation costs at Duke Energy Florida;

•
a $140 million increase in depreciation and amortization primarily due to higher amortization of deferred coal ash costs and new depreciation rates per the North Carolina rate case at Duke Energy Progress, and accelerated depreciation of Crystal River Units 4 and 5 and additional plant in service at Duke Energy Florida;

•
a $124 million increase in operation, maintenance and other primarily due to storm cost amortization at Duke Energy Florida and impacts associated with the North Carolina rate case at Duke Energy Progress; and

•	a $31 million increase in impairment charges primarily due to the impacts associated with the North Carolina rate case at Duke Energy Progress.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the six months ended June 30, 2018, and 2017 were 15.4 percent and 33.7 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and levelization for annual amortization of federal and state excess deferred taxes. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."

PART I

Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Progress Energy's estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Progress Energy's results of operations, financial position and cash flows.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. As noted above, the order issued in the Duke Energy Progress North Carolinas rate cases supporting recovery of past coal ash remediation costs have been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Progress Energy’s results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of Power/Forward costs. The NCUC did allow Duke Energy Carolinas to petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization. While Duke Energy Progress did not request recovery of these costs in its most recent case with the NCUC, Duke Energy Progress may request recovery of certain grid modernization costs in future regulatory proceedings. If the NCUC were to rule similarly, Progress Energy's results of operations, financial position and cash flows could be adversely impacted if grid modernization costs are not ultimately approved for recovery and/or deferral treatment. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On June 30, 2017, CertainTeed filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. The trial for this matter concluded on July 16, 2018. If Duke Energy Progress does not prevail, it will have to either purchase additional gypsum on the open market to fulfill its contractual obligation through 2029 or pay some amount of liquidated damages that could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

Duke Energy Florida is constructing the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida, and expects it to be commercially available in 2018. Failure to complete the construction and achieve commercial operations by the end of 2018 or actual costs in excess of the estimated amount not collected from customers could materially impact Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed for recovery of the storm costs. Storm costs are currently expected to be fully recovered by approximately mid-2021. The evidentiary hearing in this storm cost matter is scheduled for the week of October 15, 2018. An order disallowing recovery of these costs could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Six Months Ended June 30,
(in millions)	2018	2017	Variance
Operating Revenues	$2,751	$2,418	$333
Operating Expenses
Fuel used in electric generation and purchased power	917	739	178
Operation, maintenance and other	756	704	52
Depreciation and amortization	470	354	116
Property and other taxes	75	80	(5)
Impairment charges	33	—	33
Total operating expenses	2,251	1,877	374
Gains on Sales of Other Assets and Other, net	2	3	(1)
Operating Income	502	544	(42)
Other Income and Expenses, net	37	57	(20)
Interest Expense	159	152	7
Income Before Income Taxes	380	449	(69)
Income Tax Expense	64	148	(84)
Net Income	$316	$301	$15
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2018
Residential sales	14.3%
General service sales	3.2%
Industrial sales	(0.3)%
Wholesale power sales	10.9%
Joint dispatch sales	(9.1)%
Total sales	6.2%
Average number of customers	1.5%
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $199 million increase in fuel related revenues due to higher retail sales and increases in fuel rates billed to customers;

•	a $62 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•	a $54 million increase in retail pricing due to the impacts of the North Carolina and South Carolina rate cases;

•	a $50 million increase in wholesale power revenues, net of fuel, primarily due to recovery of coal ash costs; and

•	a $29 million increase in Joint Asset Agency Rider revenues primarily due to the implementation of new base rates.
Partially offset by:

•	a $65 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven primarily by:

•	a $178 million increase in fuel used in electric generation and purchased power primarily due to higher sales and higher deferred fuel expenses;

•	a $116 million increase in depreciation and amortization primarily due to higher amortization of deferred coal ash costs and new depreciation rates per the North Carolina rate case;

•	a $52 million increase in operation, maintenance and other expense primarily due to higher operational costs that are recoverable in rates and impacts associated with the North Carolina rate case; and

PART I

•	a $33 million increase in impairment charges due to the impacts associated with the North Carolina rate case.
Other Income and Expenses. The variance was primarily driven by lower income from non-service components of employment benefit costs. For additional information on employee benefit costs, see Note 16 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the six months ended June 30, 2018, and 2017 were 16.8 percent and 33.0 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and levelization for annual amortization of state excess deferred taxes. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Duke Energy Progress' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' results of operations, financial position and cash flows.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. As noted above, the order issued in the Duke Energy Progress North Carolinas rate cases supporting recovery of past coal ash remediation costs have been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Duke Energy Progress’ results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of Power/Forward costs. The NCUC did allow Duke Energy Carolinas to petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization. While Duke Energy Progress did not request recovery of these costs in its most recent case with the NCUC, Duke Energy Progress may request recovery of certain grid modernization costs in future regulatory proceedings. If the NCUC were to rule similarly, Duke Energy Progress' results of operations, financial position and cash flows could be adversely impacted if grid modernization costs are not ultimately approved for recovery and/or deferral treatment. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On June 30, 2017, CertainTeed filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. The trial for this matter concluded on July 16, 2018. If Duke Energy Progress does not prevail, it will have to either purchase additional gypsum on the open market to fulfill its contractual obligation through 2029 or pay some amount of liquidated damages that could have an adverse impact on its results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Six Months Ended June 30,
(in millions)	2018	2017	Variance
Operating Revenues	$2,318	$2,150	$168
Operating Expenses
Fuel used in electric generation and purchased power	953	817	136
Operation, maintenance and other	474	403	71
Depreciation and amortization	294	269	25
Property and other taxes	179	166	13
Impairment charges	—	2	(2)
Total operating expenses	1,900	1,657	243
Operating Income	418	493	(75)
Other Income and Expenses, net	47	39	8
Interest Expense	137	140	(3)
Income Before Income Taxes	328	392	(64)
Income Tax Expense	57	144	(87)
Net Income	$271	$248	$23
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

Increase (Decrease) over prior period	2018
Residential sales	4.8%
General service sales	1.2%
Industrial sales	(0.2)%
Wholesale and other	13.9%
Total sales	2.0%
Average number of customers	1.5%
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $136 million increase in fuel and capacity revenues primarily due to an increase in fuel and capacity rates billed to retail customers, as well as increased demand; and

•	a $24 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year.
Operating Expenses. The variance was driven primarily by:

•
a $136 million increase in fuel used in electric generation and purchased power primarily due to higher deferred fuel and capacity expenses, increased purchased power and increased demand, partially offset by lower generation costs;

•	a $71 million increase in operation, maintenance and other expense primarily due to storm cost amortization;

•
a $25 million increase in depreciation and amortization primarily due to accelerated depreciation of Crystal River Units 4 and 5 and additional plant in service, partially offset by decreased ARO depreciation due to the updated Crystal River Unit 3 nuclear decommissioning cost study; and

•	a $13 million increase in property and other taxes primarily due to higher revenue related taxes.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the six months ended June 30, 2018, and 2017 were 17.4 percent and 36.7 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and levelization for annual amortization of federal excess deferred taxes. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
Duke Energy Florida is constructing the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida, and expects it to be commercially available in 2018. Failure to complete the construction and achieve commercial operations by the end of 2018 or actual costs in excess of the estimated amount not collected from customers could materially impact Duke Energy Florida’s results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed for recovery of the storm costs. Storm costs are currently expected to be fully recovered by approximately mid-2021. The evidentiary hearing in this storm cost matter is scheduled for the week of October 15, 2018. An order disallowing recovery of these costs could have an adverse impact on Duke Energy Florida's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Six Months Ended June 30,
(in millions)	2018	2017	Variance
Operating Revenues
Regulated electric	$682	$665	$17
Regulated natural gas	277	270	7
Nonregulated electric and other	24	20	4
Total operating revenues	983	955	28
Operating Expenses
Fuel used in electric generation and purchased power – regulated	185	183	2
Fuel used in electric generation and purchased power – nonregulated	29	29	—
Cost of natural gas	69	64	5
Operation, maintenance and other	261	263	(2)
Depreciation and amortization	132	130	2
Property and other taxes	145	139	6
Impairment charges	—	1	(1)
Total operating expenses	821	809	12
Loss on Sales of Other Assets and Other, net	(106)	—	(106)
Operating Income	56	146	(90)
Other Income and Expenses, net	14	10	4
Interest Expense	45	45	—
Income Before Income Taxes	25	111	(86)
Income Tax Expense	4	39	(35)
Net Income	$21	$72	$(51)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

	Electric	Natural Gas
Increase (Decrease) over prior year	2018	2018
Residential sales	14.5%	32.0%
General service sales	3.0%	29.2%
Industrial sales	(1.6)%	15.3%
Wholesale electric power sales	(70.9)%	n/a
Other natural gas sales	n/a	2.7%
Total sales	2.2%	22.6%
Average number of customers	0.9%	0.9%
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $28 million increase in electric and natural gas retail sales, net of fuel revenues, due to favorable weather in the current year; and

•	a $13 million increase in financial transmission rights revenues.

PART I

Partially offset by:

•	a $19 million decrease in regulated revenues due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act; and
•a $5 million decrease in bulk power marketing sales.
Operating Expenses. The variance was driven primarily by:
•a $7 million increase in fuel costs due to higher electric fuel prices and natural gas sales volumes; and
•a $6 million increase in property and other taxes primarily due to higher property taxes due to higher plant balances.
Other Income and Expenses. The variance was driven primarily by an increase in AFUDC equity due to higher base spending for transmission and fossil plants and an increase due to the impairment of meters in 2017.
Loss on Sales of Other Assets and Other, net. The decrease was driven by the loss on the sale of Beckjord, a nonregulated facility retired during 2014, including the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the six months ended June 30, 2018, and 2017 were 16.0 percent and 35.1 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and an increase in AFUDC equity. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
Duke Energy Ohio has a 9 percent ownership interest in OVEC, which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an ICPA, Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio’s ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. On March 31, 2018, FES, a subsidiary of FirstEnergy and an ICPA counterparty with a power participation ratio of 4.85 percent, filed for Chapter 11 bankruptcy, which could increase costs allocated to the counterparties. Duke Energy Ohio cannot predict the impact of the bankruptcy filing on its OVEC interests. In addition, certain proposed environmental rulemaking costs could result in future increased OVEC cost allocations.
On March 2, 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. On April 13, 2018, Duke Energy Ohio filed a Stipulation with the PUCO to resolve issues in the electric distribution base rate case and other regulatory matters. If approved by PUCO, the Stipulation would allow for Duke Energy Ohio to recover gains and losses incurred on and after January 1, 2018, related to OVEC, through the Price Stabilization Rider. Hearings will conclude on August 6, 2018. Duke Energy Ohio's results of operations, financial position and cash flows could be adversely impacted if the Stipulation is denied by the PUCO. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Six Months Ended June 30,
(in millions)	2018	2017	Variance
Operating Revenues	$1,469	$1,500	$(31)
Operating Expenses
Fuel used in electric generation and purchased power	458	485	(27)
Operation, maintenance and other	378	369	9
Depreciation and amortization	256	216	40
Property and other taxes	40	37	3
Total operating expenses	1,132	1,107	25
Operating Income	337	393	(56)
Other Income and Expenses, net	13	20	(7)
Interest Expense	83	88	(5)
Income Before Income Taxes	267	325	(58)
Income Tax Expense	69	128	(59)
Net Income	$198	$197	$1

PART I

The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018
Residential sales	15.8%
General service sales	2.2%
Industrial sales	(0.6)%
Wholesale power sales	(1.0)%
Total sales	3.7%
Average number of customers	1.1%
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $56 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act;

•	a $15 million decrease in wholesale power revenues, net of fuel, primarily due to contracts that expired in the prior year; and

•	a $12 million decrease in fuel revenues primarily due to lower purchased power costs passed through to customers and lower financial transmission rights revenues.
Partially offset by:

•
a $32 million increase in rate rider revenues primarily related to the Edwardsport Integrated Gasification Combined Cycle (IGCC) plant and the Transmission, Distribution and Storage System Improvement Charge rider; and

•	a $22 million increase in electric sales to retail customers due to favorable weather in the current year.
Operating Expenses. The variance was driven primarily by:

•	a $40 million increase in depreciation and amortization primarily due to additional plant in service and the deferral of certain asset retirement obligations in the prior year; and

•	a $9 million increase in operation, maintenance and other expense primarily due to higher transmission costs, grid improvement and customer related costs.
Partially offset by:

•	a $27 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power and fuel prices, partially offset by an increase in internal generation.
Other Income and Expenses. The variance was driven primarily by lower AFUDC equity in the current year.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the six months ended June 30, 2018, and 2017 were 25.8 percent and 39.4 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. Duke Energy Indiana has interpreted the rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Duke Energy Indiana's interpretation of the requirements of the CCR rule is subject to potential legal challenges and further regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Indiana's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy Indiana’s costs for the Edwardsport IGCC plant are recovered from retail electric customers via a rider. Duke Energy Indiana files cost updates periodically with IURC. Duke Energy Indiana's results of operations, financial position and cash flows could be adversely impacted by actions of the IURC related to IGCC costs.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

PIEDMONT
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2018 and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Six Months Ended June 30,
(in millions)	2018	2017	Variance
Operating Revenues	$768	$701	$67
Operating Expenses
Cost of natural gas	333	270	63
Operation, maintenance and other	167	153	14
Depreciation and amortization	78	71	7
Property and other taxes	24	25	(1)
Impairment charges	—	7	(7)
Total operating expenses	602	526	76
Operating Income	166	175	(9)
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	3	5	(2)
Other income and expenses, net	6	(1)	7
Total other income and expenses	9	4	5
Interest Expense	41	39	2
Income Before Income Taxes	134	140	(6)
Income Tax Expense	32	53	(21)
Net Income	$102	$87	$15
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018
Residential deliveries	40.2%
Commercial deliveries	31.0%
Industrial deliveries	4.3%
Power generation deliveries	18.8%
For resale	26.0%
Total throughput deliveries	19.6%
Secondary market volumes	(10.2)%
Average number of customers	1.8%
Due to the margin decoupling mechanism in North Carolina and weather normalization adjustment (WNA) mechanisms in South Carolina and Tennessee, changes in throughput deliveries do not have a material impact on Piedmont's revenues or earnings. The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The WNA mechanisms mostly offset the impact of weather on bills rendered, but do not ensure precise recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Six Months Ended June 30, 2018, as Compared to June 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $63 million increase due to higher natural gas costs passed through to customers due to higher volumes sold and higher natural gas prices; and

•
a $31 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, customer growth, IMR rate adjustments and new power generation customers.

Partially offset by:

•	a $27 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act.

PART I

Operating Expenses. The variance was driven by:

•	a $63 million increase in cost of natural gas due to higher volumes sold and higher natural gas prices;

•	a $14 million increase in operation, maintenance and other primarily due to increased natural gas operations, shared services, corporate governance and costs to achieve merger expenses; and

•	a $7 million increase in depreciation and amortization due to additional plant in service.
Partially offset by:

•	a $7 million decrease due to an impairment of software recorded in the prior year.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the six months ended June 30, 2018, and 2017 were 23.9 percent and 37.9 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
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
Equity Issuance
Refer to Note 14 to the Condensed Consolidated Financial Statements, "Common Stock," for further information regarding Duke Energy's equity issuance.
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

PART I

Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately the Master Credit and Revolving Facilities, to support these operations. Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Reports on Form 10-K/A for the year ended December 31, 2017, for additional information).
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65 percent for all borrowers except Piedmont, and 70 percent for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of June 30, 2018, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
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
On August 1, 2018, Moody’s revised its ratings outlook for Duke Energy Corporation and Piedmont from negative to stable and for Duke Energy Ohio from positive to stable. Moody’s also revised its ratings as follows: Progress Energy is upgraded from Baa2 to Baa1; Piedmont is downgraded from A2 to A3.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2018	2017
Cash flows provided by (used in):
Operating activities	$3,302	$2,800
Investing activities	(4,645)	(4,344)
Financing activities	1,265	1,474
Net decrease in cash, cash equivalents and restricted cash	(78)	(70)
Cash, cash equivalents and restricted cash at beginning of period	505	541
Cash, cash equivalents and restricted cash at end of period	$427	$471
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2018	2017
Net income	$1,124	$1,406
Non-cash adjustments to net income	3,082	2,434
Contributions to qualified pension plans	(141)	—
Payments for asset retirement obligations	(245)	(272)
Payment for disposal of other assets	(105)	—
Working capital	(413)	(768)
Net cash provided by operating activities	$3,302	$2,800
The variance was primarily due to:

•	a $366 million increase in net income after adjustment for non-cash items primarily due to favorable weather in the current period compared to the prior period and increased pricing; and

•	a $355 million decrease in cash outflows from working capital due primarily to timing of payment of accruals and tax refunds related to federal net operation loss carrybacks.

PART I

Partially offset by:

•	a $141 million increase in contributions to qualified pension plans; and

•	a $105 million payment for disposal of Beckjord.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2018	2017
Capital, investment and acquisition expenditures	$(4,515)	$(4,218)
Other investing items	(130)	(126)
Net cash used in investing activities	$(4,645)	$(4,344)
The variance relates primarily to a $297 million increase in capital expenditures due to higher overall investments in regulated generation, natural gas and commercial renewables.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2018	2017
Issuances of long-term debt, net	$537	$1,725
Issuances of common stock	820	—
Notes payable and commercial paper	1,131	981
Dividends paid	(1,199)	(1,200)
Other financing items	(24)	(32)
Net cash provided by financing activities	$1,265	$1,474
The variance was primarily due to:

•
a $1,188 million decrease in proceeds from net issuances of long-term debt primarily due to a prior year financing of $577 million in the Commercial Renewables segment and the timing of issuances and redemptions of long-term debt.

Partially offset by:

•	an $820 million increase in proceeds from the issuance of common stock.
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
On March 15, 2018, EPA published proposed amendments to the federal CCR rule, including revisions that were required as part of a CCR litigation settlement, as well as changes that the agency considers warranted due to the passage of the Water Infrastructure Improvements for the Nation Act, which provides statutory authority for state and federal permit programs. On July 17, 2018, EPA issued a rule finalizing certain, but not all, elements included in the agency's March 15, 2018, proposal. The final rule revises certain closure deadlines and groundwater protection standards in the CCR rule. It does not change the primary requirements for groundwater monitoring, corrective action, inspections and maintenance, and closure, and thus does not materially affect Duke Energy’s coal ash basin closure plans or compliance obligations under the CCR rule.
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
Coal Ash Management Act of 2014
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at June 30, 2018, and December 31, 2017, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. The Coal Ash Act requires Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half-mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The legislation requires excavation of the Sutton, Riverbend and Dan River basins by August 1, 2019, and Asheville basins by August 1, 2022. Excavation at these sites may include a combination of transfer of coal ash to an engineered landfill or conversion for beneficial use. Basins at the H.F. Lee, Cape Fear and Weatherspoon sites are required to be closed through excavation no later than August 1, 2028. Excavation at these sites can include conversion of the basin to a lined industrial landfill, transfer of ash to an engineered landfill or conversion for beneficial use. The remaining basins are required to be closed no later than December 31, 2024, through conversion to a lined industrial landfill, transfer to an engineered landfill or conversion for beneficial use, unless certain dam improvement projects and alternative drinking water source projects are completed by October 15, 2018. Upon satisfactory completion of these projects, the closure deadline would be extended to December 31, 2029, and could include closure through the combination of a cap system and a groundwater monitoring system.
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
For more information, see Note 9, “Asset Retirement Obligations,” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Clean Water Act 316(b)
The EPA published the final 316(b) cooling water intake structure rule on August 15, 2014, with an effective date of October 14, 2014. The rule applies to 26 of the electric generating facilities the Duke Energy Registrants own and operate. The rule allows for several options to demonstrate compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2023 time frame. Petitions challenging the rule have been filed by several groups. Oral argument was held on September 14, 2017. On July 23, 2018, the U.S. Court of Appeals for the Second Circuit announced their decision to uphold the 316(b) rule. Duke Energy continues to work with the state environmental permitting agency to implement the rule.

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

(in millions)	Estimated Cost
Duke Energy	$910
Duke Energy Carolinas	420
Progress Energy	360
Duke Energy Progress	260
Duke Energy Florida	100
Duke Energy Ohio	70
Duke Energy Indiana	60
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
Cross-State Air Pollution Rule
On September 7, 2016, EPA finalized a revision to the Cross-State Air Pollution Rule (CSAPR); the revised rule is known as the CSAPR Update Rule. The CSAPR Update Rule reduces the CSAPR Phase 2 state ozone season NOX emission budgets for 22 eastern states, including Ohio, Kentucky and Indiana. In the final CSAPR Update Rule, the EPA removed Florida, South Carolina and North Carolina from the ozone season NOx program. Beginning in 2017, Duke Energy Registrants in these states will not be subject to any CSAPR ozone season NOx emission limitations. For the states that remain in the program, the reduced state ozone season NOx emission budgets took effect on May 1, 2017. In Kentucky and Indiana, where Duke Energy Registrants own and operate coal-fired electric generating units (EGUs) subject to the final rule requirements, near-term responses include changing unit dispatch to run certain generating units less frequently and/or purchasing NOx allowances from the trading market. Longer term, upgrading the performance of existing NOx controls is an option. The Indiana Utility Group and the Indiana Energy Association jointly filed a petition for reconsideration asking that the EPA correct errors it made in calculating the Indiana budget and increase the budget accordingly. EPA has yet to act on the petition. Numerous parties have filed petitions with the D.C. Circuit Court challenging various aspects of the CSAPR Update Rule. Final briefs in the case were due April 9, 2018. Oral argument is scheduled for October 3, 2018. The Duke Energy Registrants cannot predict the outcome of these matters.

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
On March 28, 2017, President Trump signed an executive order directing EPA to review the rule and determine whether to suspend, revise or rescind it. On the same day, the Department of Justice (DOJ) filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. Subsequent to the DOJ motion, the D.C. Circuit Court canceled oral argument in the case. On August 10, 2017, the court ordered that the litigation be suspended indefinitely. The rule remains in effect pending the outcome of litigation and EPA’s review. EPA has not announced a schedule for completing its review. On July 24, 2018, EPA reported to the court that it plans to send a proposed revised rule to the Office of Management and Budget (OMB) for review in August. The Duke Energy Registrants cannot predict the outcome of these matters but do not expect the impacts of the current final standards will be material to Duke Energy's financial position, results of operations or cash flows.
Clean Power Plan
On October 23, 2015, the EPA published in the Federal Register the final Clean Power Plan (CPP) rule to regulate CO2 emissions from existing fossil fuel-fired EGUs. The CPP established CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired EGUs. Petitions challenging the rule were filed by numerous groups and on February 9, 2016, the Supreme Court issued a stay of the final CPP rule, halting implementation of the CPP until legal challenges are resolved. States in which the Duke Energy Registrants operate have suspended work on the CPP in response to the stay. Oral arguments before 10 of the 11 judges on the D.C. Circuit Court were heard on September 27, 2016. The court has not issued its opinion in the case.
On March 28, 2017, President Trump signed an executive order directing EPA to review the CPP and determine whether to suspend, revise or rescind the rule. On the same day, the DOJ filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. On April 28, 2017, the court issued an order to suspend the litigation for 60 days. On August 8, 2017, the court, on its own motion, extended the suspension of the litigation for an additional 60 days. On October 16, 2017, EPA issued a Notice of Proposed Rulemaking (NPR) to repeal the CPP based on a change to EPA’s legal interpretation of the section of the Clean Air Act on which the CPP was based. The comment period on EPA's NPR ended April 26, 2018. On December 28, 2017, EPA issued an Advance Notice of Proposed Rulemaking (ANPRM) in which it sought public comment on various aspects of a potential CPP replacement rule. The comment period on the ANPRM ended February 26, 2018. On July 9, 2018, EPA sent a proposed CPP replacement rule to the OMB for review; after that review is completed, EPA will issue its proposal for public comment. Litigation of the CPP remains on hold in the D.C. Circuit Court and the February 2016 U.S. Supreme Court stay of the CPP remains in effect. The Duke Energy Registrants cannot predict the outcome of these matters.
Section 126 Petitions
On November 16, 2016, the state of Maryland filed a petition with EPA under Section 126 of the Clean Air Act alleging that 19 power plants, including two that Duke Energy Registrants own and operate, contribute to violations of EPA’s National Ambient Air Quality Standards (NAAQS) for ozone in the state of Maryland. On March 12, 2018, the state of New York filed a petition with EPA, also under Section 126 of the Clean Air Act alleging that over 60 power plants, including four that Duke Energy Registrants own and operate, contribute to violations of EPA’s ozone NAAQS in the state of New York. Both Maryland and New York seek EPA orders requiring the states in which the named power plants operate impose more stringent nitrogen oxide (NOx) emission limitations on the plants. On June 8, 2018, EPA proposed to deny the Maryland petition. EPA is under court order to take final action on the Maryland petition by September 15, 2018. The impact of these petitions could be more stringent requirements for the operation of NOx emission controls at these plants. The Duke Energy Registrants cannot predict the outcome of these matters.
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
Liquefied Natural Gas Facility
Piedmont Natural Gas plans to build a liquefied natural gas facility in Robeson County, North Carolina. The project is expected to be completed in the summer of 2021 at a cost of $250 million. Construction will begin in the summer of 2019.
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
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2018, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Note 12 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for a discussion of off-balance sheet arrangements regarding ACP. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and six months ended June 30, 2018, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Subsequent Events
See Note 18 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and six months ended June 30, 2018, there were no material changes to the Duke Energy Registrants' disclosures about market risk. For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K/A for the Duke Energy Registrants.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
*4.1	Nineteenth Supplemental Indenture, dated as of May 16, 2018.	X
4.2	Fifty-Fifth Supplemental Indenture, dated as of June 1, 2018, (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 21, 2018, File No. 1-3274).					X
*12	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X

PART II

*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document.	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X

PART II

*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
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

Date:	August 2, 2018	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2018	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)