Form 10-Q
period 2018-09-30
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2018-11-02
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒	Piedmont	Yes ☐	No ☒
Number of shares of Common stock outstanding at October 31, 2018:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	712,877,558
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

◦	The ability to obtain the necessary permits and approvals and to complete necessary or desirable pipeline expansion or infrastructure projects in our natural gas business;

◦	Operational interruptions to our natural gas distribution and transmission activities;

◦	The availability of adequate interstate pipeline transportation capacity and natural gas supply;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per-share amounts)	2018	2017	2018	2017
Operating Revenues
Regulated electric	$6,216	$6,091	$16,678	$16,122
Regulated natural gas	230	247	1,221	1,168
Nonregulated electric and other	182	144	507	476
Total operating revenues	6,628	6,482	18,406	17,766
Operating Expenses
Fuel used in electric generation and purchased power	1,931	1,863	5,181	4,853
Cost of natural gas	58	68	460	402
Operation, maintenance and other	1,584	1,476	4,592	4,385
Depreciation and amortization	1,039	900	2,979	2,594
Property and other taxes	323	313	954	924
Impairment charges	124	207	339	216
Total operating expenses	5,059	4,827	14,505	13,374
Gains (Losses) on Sales of Other Assets and Other, net	10	6	(87)	24
Operating Income	1,579	1,661	3,814	4,416
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	37	36	49	101
Other income and expenses, net	131	122	327	358
Total other income and expenses	168	158	376	459
Interest Expense	517	498	1,550	1,475
Income From Continuing Operations Before Income Taxes	1,230	1,321	2,640	3,400
Income Tax Expense From Continuing Operations	168	364	449	1,035
Income From Continuing Operations	1,062	957	2,191	2,365
Income (Loss) From Discontinued Operations, net of tax	4	(2)	(1)	(4)
Net Income	1,066	955	2,190	2,361
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(16)	1	(12)	5
Net Income Attributable to Duke Energy Corporation	$1,082	$954	$2,202	$2,356

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.51	$1.36	$3.12	$3.37
Diluted	$1.51	$1.36	$3.11	$3.37
Loss from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.51	$1.36	$3.12	$3.36
Diluted	$1.51	$1.36	$3.11	$3.36
Weighted average shares outstanding
Basic	713	700	705	700
Diluted	714	700	706	700

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net Income	$1,066	$955	$2,190	$2,361
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	—	3	2
Net unrealized (losses) gains on cash flow hedges	(3)	2	10	(2)
Reclassification into earnings from cash flow hedges	6	(2)	5	3
Unrealized (losses) gains on available-for-sale securities	—	2	(5)	10
Other Comprehensive Income, net of tax	4	2	13	13
Comprehensive Income	1,070	957	2,203	2,374
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(16)	1	(12)	5
Comprehensive Income Attributable to Duke Energy Corporation	$1,086	$956	$2,215	$2,369

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$303	$358
Receivables (net of allowance for doubtful accounts of $17 at 2018 and $14 at 2017)	682	779
Receivables of VIEs (net of allowance for doubtful accounts of $55 at 2018 and $54 at 2017)	2,397	1,995
Inventory	3,140	3,250
Regulatory assets (includes $52 at 2018 and $51 at 2017 related to VIEs)	1,906	1,437
Other	1,092	634
Total current assets	9,520	8,453
Property, Plant and Equipment
Cost	132,677	127,507
Accumulated depreciation and amortization	(43,200)	(41,537)
Generation facilities to be retired, net	388	421
Net property, plant and equipment	89,865	86,391
Other Noncurrent Assets
Goodwill	19,303	19,396
Regulatory assets (includes $1,055 at 2018 and $1,091 at 2017 related to VIEs)	12,616	12,442
Nuclear decommissioning trust funds	7,421	7,097
Investments in equity method unconsolidated affiliates	1,328	1,175
Other	3,112	2,960
Total other noncurrent assets	43,780	43,070
Total Assets	$143,165	$137,914
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,234	$3,043
Notes payable and commercial paper	2,891	2,163
Taxes accrued	674	551
Interest accrued	557	525
Current maturities of long-term debt (includes $228 at 2018 and $225 at 2017 related to VIEs)	3,455	3,244
Asset retirement obligations	902	689
Regulatory liabilities	506	402
Other	1,703	1,865
Total current liabilities	13,922	12,482
Long-Term Debt (includes $4,015 at 2018 and $4,306 at 2017 related to VIEs)	50,507	49,035
Other Noncurrent Liabilities
Deferred income taxes	7,765	6,621
Asset retirement obligations	9,354	9,486
Regulatory liabilities	15,587	15,330
Accrued pension and other post-retirement benefit costs	1,001	1,103
Investment tax credits	539	539
Other	1,477	1,581
Total other noncurrent liabilities	35,723	34,660
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 713 million shares outstanding at 2018 and 700 million shares outstanding at 2017	1	1
Additional paid-in capital	39,747	38,792
Retained earnings	3,313	3,013
Accumulated other comprehensive loss	(66)	(67)
Total Duke Energy Corporation stockholders' equity	42,995	41,739
Noncontrolling interests	18	(2)
Total equity	43,013	41,737
Total Liabilities and Equity	$143,165	$137,914

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,190	$2,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	3,447	2,990
Equity component of AFUDC	(175)	(175)
Losses (gains) on sales of other assets	87	(28)
Impairment charges	339	216
Deferred income taxes	1,099	1,016
Equity in earnings of unconsolidated affiliates	(49)	(101)
Accrued pension and other post-retirement benefit costs	46	19
Contributions to qualified pension plans	(141)	(8)
Payments for asset retirement obligations	(389)	(420)
Payment for disposal of other assets	(105)	—
Other rate case adjustments	37	—
Provision for rate refunds	375	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	15	4
Receivables	(288)	80
Inventory	104	248
Other current assets	(648)	(210)
Increase (decrease) in
Accounts payable	389	(554)
Taxes accrued	122	233
Other current liabilities	(180)	(532)
Other assets	(585)	(159)
Other liabilities	(23)	(2)
Net cash provided by operating activities	5,667	4,978
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,752)	(5,841)
Contributions to equity method investments	(298)	(370)
Purchases of debt and equity securities	(2,763)	(3,170)
Proceeds from sales and maturities of debt and equity securities	2,718	3,199
Other	(175)	(149)
Net cash used in investing activities	(7,270)	(6,331)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	4,110	5,710
Issuance of common stock	834	—
Payments for the redemption of long-term debt	(2,278)	(2,035)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	243	265
Payments for the redemption of short-term debt with original maturities greater than 90 days	(207)	(237)
Notes payable and commercial paper	638	(647)
Dividends paid	(1,835)	(1,825)
Other	42	8
Net cash provided by financing activities	1,547	1,239
Net decrease in cash, cash equivalents and restricted cash	(56)	(114)
Cash, cash equivalents and restricted cash at beginning of period	505	541
Cash, cash equivalents and restricted cash at end of period	$449	$427
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,016	$740
Non-cash dividends	79	—

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
						Net Unrealized		Total
					Net Gains	(Losses) Gains		Duke Energy
	Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2016	700	$1	$38,741	$2,384	$(20)	$(1)	$(72)	$41,033	$8	$41,041
Net income	—	—	—	2,356	—	—	—	2,356	5	2,361
Other comprehensive income	—	—	—	—	1	10	2	13	—	13
Common stock issuances, including dividend reinvestment and employee benefits	—	—	33	—	—	—	—	33	—	33
Common stock dividends	—	—	—	(1,825)	—	—	—	(1,825)	—	(1,825)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(2)	(2)
Other(a)	—	—	—	21	—	—	—	21	—	21
Balance at September 30, 2017	700	$1	$38,774	$2,936	$(19)	$9	$(70)	$41,631	$11	$41,642

Balance at December 31, 2017	700	$1	$38,792	$3,013	$(10)	$12	$(69)	$41,739	$(2)	$41,737
Net income (loss)	—	—	—	2,202	—	—	—	2,202	(12)	2,190
Other comprehensive income (loss)	—	—	—	—	15	(5)	3	13	—	13
Common stock issuances, including dividend reinvestment and employee benefits	13	—	955	—	—	—	—	955	—	955
Common stock dividends	—	—	—	(1,914)	—	—	—	(1,914)	—	(1,914)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(1)	(1)
Other(b)	—	—	—	12	—	(12)	—	—	33	33
Balance at September 30, 2018	713	$1	$39,747	$3,313	$5	$(5)	$(66)	$42,995	$18	$43,013

(a)	Cumulative-effect adjustment due to implementation of a new accounting standard related to stock-based compensation and the associated income taxes.

(b)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information. Amount in Noncontrolling Interests relates to tax equity financing activity in the Commercial Renewables segment.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$2,090	$2,136	$5,525	$5,581
Operating Expenses
Fuel used in electric generation and purchased power	490	531	1,370	1,394
Operation, maintenance and other	514	494	1,464	1,472
Depreciation and amortization	305	281	866	804
Property and other taxes	67	67	214	206
Impairment charges	1	—	191	—
Total operating expenses	1,377	1,373	4,105	3,876
Losses on Sales of Other Assets and Other, net	—	—	(1)	—
Operating Income	713	763	1,419	1,705
Other Income and Expenses, net	34	40	108	140
Interest Expense	106	108	323	314
Income Before Income Taxes	641	695	1,204	1,531
Income Tax Expense	145	229	268	522
Net Income	$496	$466	$936	$1,009
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	—	1	1
Comprehensive Income	$496	$466	$937	$1,010

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$27	$16
Receivables (net of allowance for doubtful accounts of $2 at 2018 and 2017)	203	200
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2018 and 2017)	795	640
Receivables from affiliated companies	158	95
Inventory	976	971
Regulatory assets	435	299
Other	55	19
Total current assets	2,649	2,240
Property, Plant and Equipment
Cost	44,086	42,939
Accumulated depreciation and amortization	(15,536)	(15,063)
Net property, plant and equipment	28,550	27,876
Other Noncurrent Assets
Regulatory assets	3,188	2,853
Nuclear decommissioning trust funds	3,943	3,772
Other	1,009	979
Total other noncurrent assets	8,140	7,604
Total Assets	$39,339	$37,720
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$888	$842
Accounts payable to affiliated companies	142	209
Notes payable to affiliated companies	804	104
Taxes accrued	189	234
Interest accrued	141	108
Current maturities of long-term debt	506	1,205
Asset retirement obligations	292	337
Regulatory liabilities	144	126
Other	419	486
Total current liabilities	3,525	3,651
Long-Term Debt	9,589	8,598
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,639	3,413
Asset retirement obligations	3,420	3,273
Regulatory liabilities	6,480	6,231
Accrued pension and other post-retirement benefit costs	97	95
Investment tax credits	233	232
Other	508	566
Total other noncurrent liabilities	14,377	13,810
Commitments and Contingencies
Equity
Member's equity	11,554	11,368
Accumulated other comprehensive loss	(6)	(7)
Total equity	11,548	11,361
Total Liabilities and Equity	$39,339	$37,720

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$936	$1,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,084	1,051
Equity component of AFUDC	(57)	(79)
Losses on sales of other assets	1	—
Impairment charges	191	—
Deferred income taxes	266	330
Accrued pension and other post-retirement benefit costs	3	—
Contributions to qualified pension plans	(46)	—
Payments for asset retirement obligations	(174)	(201)
Provision for rate refunds	163	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	1
Receivables	(154)	(40)
Receivables from affiliated companies	(63)	17
Inventory	(11)	50
Other current assets	(54)	8
Increase (decrease) in
Accounts payable	69	(78)
Accounts payable to affiliated companies	(67)	(88)
Taxes accrued	(47)	225
Other current liabilities	(129)	(149)
Other assets	18	(18)
Other liabilities	(47)	(26)
Net cash provided by operating activities	1,884	2,012
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,006)	(1,747)
Purchases of debt and equity securities	(1,386)	(1,660)
Proceeds from sales and maturities of debt and equity securities	1,386	1,664
Notes receivable from affiliated companies	—	66
Other	(103)	(58)
Net cash used in investing activities	(2,109)	(1,735)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	991	—
Payments for the redemption of long-term debt	(704)	(115)
Notes payable to affiliated companies	700	468
Distributions to parent	(750)	(625)
Other	(1)	(1)
Net cash provided by (used in) financing activities	236	(273)
Net increase in cash and cash equivalents	11	4
Cash and cash equivalents at beginning of period	16	14
Cash and cash equivalents at end of period	$27	$18
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$299	$292

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2016	$10,781	$(9)	$10,772
Net income	1,009	—	1,009
Other comprehensive income	—	1	1
Distributions to parent	(625)	—	(625)
Other	(1)	—	(1)
Balance at September 30, 2017	$11,164	$(8)	$11,156

Balance at December 31, 2017	$11,368	$(7)	$11,361
Net income	936	—	936
Other comprehensive income	—	1	1
Distributions to parent	(750)	—	(750)
Balance at September 30, 2018	$11,554	$(6)	$11,548

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$3,045	$2,864	$8,119	$7,435
Operating Expenses
Fuel used in electric generation and purchased power	1,148	1,031	3,019	2,588
Operation, maintenance and other	680	588	1,913	1,697
Depreciation and amortization	419	334	1,183	958
Property and other taxes	145	140	399	386
Impairment charges	1	135	34	137
Total operating expenses	2,393	2,228	6,548	5,766
Gains on Sales of Other Assets and Other, net	11	5	23	19
Operating Income	663	641	1,594	1,688
Other Income and Expenses, net	51	36	128	112
Interest Expense	214	193	626	595
Income Before Income Taxes	500	484	1,096	1,205
Income Tax Expense	94	141	186	384
Net Income	406	343	910	821
Less: Net Income Attributable to Noncontrolling Interests	2	2	6	7
Net Income Attributable to Parent	$404	$341	$904	$814

Net Income	$406	$343	$910	$821
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	3	2	5
Net unrealized gains (losses) on cash flow hedges	2	(2)	5	4
Unrealized (losses) gains on available-for-sale securities	—	1	(1)	3
Other Comprehensive Income, net of tax	2	2	6	12
Comprehensive Income	408	345	916	833
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	6	7
Comprehensive Income Attributable to Parent	$406	$343	$910	$826

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$43	$40
Receivables (net of allowance for doubtful accounts of $5 at 2018 and $4 at 2017)	131	123
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2018 and $7 at 2017)	1,098	780
Receivables from affiliated companies	15	31
Notes receivable from affiliated companies	445	240
Inventory	1,473	1,592
Regulatory assets (includes $52 at 2018 and $51 at 2017 related to VIEs)	1,122	741
Other	256	334
Total current assets	4,583	3,881
Property, Plant and Equipment
Cost	49,822	47,323
Accumulated depreciation and amortization	(16,652)	(15,857)
Generation facilities to be retired, net	388	421
Net property, plant and equipment	33,558	31,887
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,055 at 2018 and $1,091 at 2017 related to VIEs)	5,987	6,010
Nuclear decommissioning trust funds	3,477	3,324
Other	1,019	931
Total other noncurrent assets	14,138	13,920
Total Assets	$52,279	$49,688
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,301	$1,006
Accounts payable to affiliated companies	327	251
Notes payable to affiliated companies	794	805
Taxes accrued	244	101
Interest accrued	228	212
Current maturities of long-term debt (includes $53 at 2018 and 2017 related to VIEs)	1,322	771
Asset retirement obligations	475	295
Regulatory liabilities	246	213
Other	672	729
Total current liabilities	5,609	4,383
Long-Term Debt (includes $1,636 at 2018 and $1,689 at 2017 related to VIEs)	17,440	16,916
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	3,947	3,502
Asset retirement obligations	4,960	5,119
Regulatory liabilities	5,275	5,306
Accrued pension and other post-retirement benefit costs	513	545
Other	255	302
Total other noncurrent liabilities	14,950	14,774
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2018 and 2017	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	5,009	4,350
Accumulated other comprehensive loss	(24)	(25)
Total Progress Energy, Inc. stockholders' equity	14,128	13,468
Noncontrolling interests	2	(3)
Total equity	14,130	13,465
Total Liabilities and Equity	$52,279	$49,688

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$910	$821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,458	1,130
Equity component of AFUDC	(80)	(68)
Gains on sales of other assets	(23)	(20)
Impairment charges	34	137
Deferred income taxes	342	651
Accrued pension and other post-retirement benefit costs	18	(9)
Contributions to qualified pension plans	(45)	—
Payments for asset retirement obligations	(164)	(190)
Other rate case adjustments	37	—
Provision for rate refunds	101	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	14	1
Receivables	(316)	(182)
Receivables from affiliated companies	16	102
Inventory	119	126
Other current assets	(156)	(312)
Increase (decrease) in
Accounts payable	427	(281)
Accounts payable to affiliated companies	76	(59)
Taxes accrued	143	143
Other current liabilities	(28)	(184)
Other assets	(668)	(100)
Other liabilities	(34)	(85)
Net cash provided by operating activities	2,181	1,621
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,689)	(2,419)
Purchases of debt and equity securities	(1,216)	(1,393)
Proceeds from sales and maturities of debt and equity securities	1,225	1,411
Net proceeds from the sales of other assets	20	—
Notes receivable from affiliated companies	(205)	(90)
Other	(142)	(36)
Net cash used in investing activities	(3,007)	(2,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,785	1,720
Payments for the redemption of long-term debt	(719)	(611)
Notes payable to affiliated companies	(11)	(129)
Dividends to parent	(250)	(125)
Other	(3)	(3)
Net cash provided by financing activities	802	852
Net decrease in cash, cash equivalents and restricted cash	(24)	(54)
Cash, cash equivalents and restricted cash at beginning of period	87	110
Cash, cash equivalents and restricted cash at end of period	$63	$56
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$441	$174
Equitization of certain notes payable to affiliates	—	1,047
Dividend to parent related to a legal entity restructuring	—	547

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
				Net Unrealized		Total Progress
	Additional		Net Losses on	Gains (losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2016	$8,094	$3,764	$(23)	$1	$(16)	$11,820	$(13)	$11,807
Net income	—	814	—	—	—	814	7	821
Other comprehensive income	—	—	4	3	5	12	—	12
Dividends to parent(a)	—	(672)	—	—	—	(672)	—	(672)
Equitization of certain notes payable to affiliates	1,047	—	—	—	—	1,047	—	1,047
Other	2	—	—	—	—	2	—	2
Balance at September 30, 2017	$9,143	$3,906	$(19)	$4	$(11)	$13,023	$(6)	$13,017

Balance at December 31, 2017	$9,143	$4,350	$(18)	$5	$(12)	$13,468	$(3)	$13,465
Net income	—	904	—	—	—	904	6	910
Other comprehensive income (loss)	—	—	5	(1)	2	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Other(b)	—	5	—	(5)	—	—	—	—
Balance at September 30, 2018	$9,143	$5,009	$(13)	$(1)	$(10)	$14,128	$2	$14,130

(a)	Includes a $547 million non-cash dividend related to a legal entity restructuring.

(b)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$1,582	$1,460	$4,333	$3,878
Operating Expenses
Fuel used in electric generation and purchased power	535	475	1,452	1,214
Operation, maintenance and other	431	365	1,187	1,069
Depreciation and amortization	253	182	723	536
Property and other taxes	40	40	115	120
Impairment charges	—	—	33	—
Total operating expenses	1,259	1,062	3,510	2,939
Gains on Sales of Other Assets and Other, net	7	—	9	3
Operating Income	330	398	832	942
Other Income and Expenses, net	24	27	61	84
Interest Expense	82	65	241	217
Income Before Income Taxes	272	360	652	809
Income Tax Expense	56	114	120	262
Net Income and Comprehensive Income	$216	$246	$532	$547

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$17	$20
Receivables (net of allowance for doubtful accounts of $2 at 2018 and $1 at 2017)	34	56
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2018 and 2017)	635	459
Receivables from affiliated companies	6	3
Notes receivable from affiliated companies	52	—
Inventory	956	1,017
Regulatory assets	677	352
Other	112	97
Total current assets	2,489	2,004
Property, Plant and Equipment
Cost	31,091	29,583
Accumulated depreciation and amortization	(11,484)	(10,903)
Generation facilities to be retired, net	388	421
Net property, plant and equipment	19,995	19,101
Other Noncurrent Assets
Regulatory assets	3,822	3,507
Nuclear decommissioning trust funds	2,744	2,588
Other	653	599
Total other noncurrent assets	7,219	6,694
Total Assets	$29,703	$27,799
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$808	$402
Accounts payable to affiliated companies	252	179
Notes payable to affiliated companies	—	240
Taxes accrued	92	64
Interest accrued	100	102
Current maturities of long-term debt	603	3
Asset retirement obligations	470	295
Regulatory liabilities	162	139
Other	353	376
Total current liabilities	2,840	1,800
Long-Term Debt	7,401	7,204
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,076	1,883
Asset retirement obligations	4,371	4,378
Regulatory liabilities	4,128	3,999
Accrued pension and other post-retirement benefit costs	240	248
Investment tax credits	143	143
Other	48	45
Total other noncurrent liabilities	11,006	10,696
Commitments and Contingencies
Equity
Member's Equity	8,306	7,949
Total Liabilities and Equity	$29,703	$27,799
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$532	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	869	691
Equity component of AFUDC	(41)	(35)
Gains on sales of other assets	(9)	(4)
Impairment charges	33	—
Deferred income taxes	187	287
Accrued pension and other post-retirement benefit costs	11	(15)
Contributions to qualified pension plans	(25)	—
Payments for asset retirement obligations	(133)	(149)
Other rate case adjustments	37	—
Provision for rate refunds	101	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	(2)
Receivables	(154)	(47)
Receivables from affiliated companies	(3)	(3)
Inventory	62	52
Other current assets	(239)	(34)
Increase (decrease) in
Accounts payable	325	(286)
Accounts payable to affiliated companies	73	(20)
Taxes accrued	28	33
Other current liabilities	(27)	(139)
Other assets	(358)	(49)
Other liabilities	11	(9)
Net cash provided by operating activities	1,283	818
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,526)	(1,247)
Purchases of debt and equity securities	(831)	(995)
Proceeds from sales and maturities of debt and equity securities	807	974
Net proceeds from the sales of other assets	20	—
Notes receivable from affiliated companies	(52)	64
Other	(82)	(26)
Net cash used in investing activities	(1,664)	(1,230)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	796	812
Payments for the redemption of long-term debt	(2)	(270)
Notes payable to affiliated companies	(240)	—
Distributions to parent	(175)	(125)
Other	(1)	(1)
Net cash provided by financing activities	378	416
Net (decrease) increase in cash and cash equivalents	(3)	4
Cash and cash equivalents at beginning of period	20	11
Cash and cash equivalents at end of period	$17	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$261	$116

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2016	$7,358
Net income	547
Distributions to parent	(125)
Balance at September 30, 2017	$7,780

Balance at December 31, 2017	$7,949
Net income	532
Distributions to parent	(175)
Balance at September 30, 2018	$8,306

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$1,462	$1,401	$3,780	$3,551
Operating Expenses
Fuel used in electric generation and purchased power	614	557	1,567	1,374
Operation, maintenance and other	245	220	719	623
Depreciation and amortization	166	154	460	423
Property and other taxes	105	99	284	265
Impairment charges	1	135	1	137
Total operating expenses	1,131	1,165	3,031	2,822
Operating Income	331	236	749	729
Other Income and Expenses, net	28	19	75	58
Interest Expense	73	71	210	211
Income Before Income Taxes	286	184	614	576
Income Tax Expense	43	64	100	208
Net Income	$243	$120	$514	$368
Other Comprehensive (Loss) Income, net of tax
Unrealized (losses) gains on available-for-sale securities	—	1	(1)	3
Comprehensive Income	$243	$121	$513	$371

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$20	$13
Receivables (net of allowance for doubtful accounts of $3 at 2018 and 2017)	95	65
Receivables of VIEs (net of allowance for doubtful accounts of $3 at 2018 and $2 at 2017)	463	321
Receivables from affiliated companies	20	2
Notes receivable from affiliated companies	393	313
Inventory	517	574
Regulatory assets (includes $52 at 2018 and $51 at 2017 related to VIEs)	445	389
Other (includes $14 at 2018 and $40 at 2017 related to VIEs)	27	86
Total current assets	1,980	1,763
Property, Plant and Equipment
Cost	18,722	17,730
Accumulated depreciation and amortization	(5,161)	(4,947)
Net property, plant and equipment	13,561	12,783
Other Noncurrent Assets
Regulatory assets (includes $1,055 at 2018 and $1,091 at 2017 related to VIEs)	2,165	2,503
Nuclear decommissioning trust funds	734	736
Other	315	284
Total other noncurrent assets	3,214	3,523
Total Assets	$18,755	$18,069
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$492	$602
Accounts payable to affiliated companies	83	74
Taxes accrued	232	34
Interest accrued	74	56
Current maturities of long-term debt (includes $53 at 2018 and 2017 related to VIEs)	269	768
Asset retirement obligations	4	—
Regulatory liabilities	84	74
Other	315	334
Total current liabilities	1,553	1,942
Long-Term Debt (includes $1,336 at 2018 and $1,389 at 2017 related to VIEs)	7,102	6,327
Other Noncurrent Liabilities
Deferred income taxes	2,012	1,761
Asset retirement obligations	589	742
Regulatory liabilities	1,146	1,307
Accrued pension and other post-retirement benefit costs	241	264
Other	56	108
Total other noncurrent liabilities	4,044	4,182
Commitments and Contingencies
Equity
Member's equity	6,058	5,614
Accumulated other comprehensive (loss) income	(2)	4
Total equity	6,056	5,618
Total Liabilities and Equity	$18,755	$18,069

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$514	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	581	431
Equity component of AFUDC	(40)	(33)
Impairment charges	1	137
Deferred income taxes	169	366
Accrued pension and other post-retirement benefit costs	4	3
Contributions to qualified pension plans	(20)	—
Payments for asset retirement obligations	(31)	(41)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	7	3
Receivables	(163)	(140)
Receivables from affiliated companies	(18)	1
Inventory	57	74
Other current assets	51	(195)
Increase (decrease) in
Accounts payable	101	6
Accounts payable to affiliated companies	9	(35)
Taxes accrued	198	109
Other current liabilities	1	(45)
Other assets	(308)	(35)
Other liabilities	(58)	(71)
Net cash provided by operating activities	1,055	903
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,162)	(1,172)
Purchases of debt and equity securities	(385)	(398)
Proceeds from sales and maturities of debt and equity securities	418	437
Notes receivable from affiliated companies	(80)	(70)
Other	(61)	(10)
Net cash used in investing activities	(1,270)	(1,213)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	989	908
Payments for the redemption of long-term debt	(717)	(341)
Notes payable to affiliated companies	—	(297)
Distributions to parent	(75)	—
Other	(1)	(1)
Net cash provided by financing activities	196	269
Net decrease in cash, cash equivalents and restricted cash	(19)	(41)
Cash, cash equivalents and restricted cash at beginning of period	53	69
Cash, cash equivalents and restricted cash at end of period	$34	$28
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$180	$102

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2016	$4,899	$1	$4,900
Net income	368	—	368
Other comprehensive income	—	3	3
Other	3	—	3
Balance at September 30, 2017	$5,270	$4	$5,274

Balance at December 31, 2017	$5,614	$4	$5,618
Net income	514	—	514
Other comprehensive loss	—	(1)	(1)
Distributions to parent	(75)	—	(75)
Other(a)	5	(5)	—
Balance at September 30, 2018	$6,058	$(2)	$6,056

(a)
Amounts in Member's Equity and Accumulated Other Comprehensive Income (Loss) represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Operating Revenues
Regulated electric	$373	$371	$1,055	$1,036
Regulated natural gas	84	90	361	360
Nonregulated electric and other	12	10	36	30
Total operating revenues	469	471	1,452	1,426
Operating Expenses
Fuel used in electric generation and purchased power – regulated	99	100	284	283
Fuel used in electric generation and purchased power – nonregulated	14	13	43	42
Cost of natural gas	4	5	73	69
Operation, maintenance and other	76	125	337	388
Depreciation and amortization	64	63	196	193
Property and other taxes	73	65	218	204
Impairment charges	—	—	—	1
Total operating expenses	330	371	1,151	1,180
Gains (Losses) on Sales of Other Assets and Other, net	—	1	(106)	1
Operating Income	139	101	195	247
Other Income and Expenses, net	3	5	17	15
Interest Expense	23	22	68	67
Income From Continuing Operations Before Income Taxes	119	84	144	195
Income Tax Expense From Continuing Operations	19	28	23	67
Income From Continuing Operations	100	56	121	128
Loss From Discontinued Operations, net of tax	—	(1)	—	(1)
Net Income and Comprehensive Income	$100	$55	$121	$127

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$7	$12
Receivables (net of allowance for doubtful accounts of $3 at 2018 and 2017)	112	68
Receivables from affiliated companies	71	133
Notes receivable from affiliated companies	—	14
Inventory	135	133
Regulatory assets	41	49
Other	28	39
Total current assets	394	448
Property, Plant and Equipment
Cost	9,176	8,732
Accumulated depreciation and amortization	(2,683)	(2,691)
Net property, plant and equipment	6,493	6,041
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	427	445
Other	62	21
Total other noncurrent assets	1,409	1,386
Total Assets	$8,296	$7,875
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$251	$313
Accounts payable to affiliated companies	54	62
Notes payable to affiliated companies	268	29
Taxes accrued	159	190
Interest accrued	34	21
Current maturities of long-term debt	452	3
Asset retirement obligations	7	3
Regulatory liabilities	57	36
Other	67	71
Total current liabilities	1,349	728
Long-Term Debt	1,589	2,039
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	790	781
Asset retirement obligations	91	81
Regulatory liabilities	865	891
Accrued pension and other post-retirement benefit costs	84	59
Other	113	108
Total other noncurrent liabilities	1,943	1,920
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2018 and 2017	762	762
Additional paid-in capital	2,776	2,670
Accumulated deficit	(148)	(269)
Total equity	3,390	3,163
Total Liabilities and Equity	$8,296	$7,875

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199	196
Equity component of AFUDC	(10)	(8)
Losses (gains) on sales of other assets	106	(1)
Impairment charges	—	1
Deferred income taxes	9	70
Accrued pension and other post-retirement benefit costs	3	3
Contributions to qualified pension plans	—	(4)
Payments for asset retirement obligations	(3)	(4)
Provision for rate refunds	23	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	1
Receivables	(44)	3
Receivables from affiliated companies	62	48
Inventory	(2)	1
Other current assets	12	(8)
Increase (decrease) in
Accounts payable	(47)	(48)
Accounts payable to affiliated companies	(8)	(4)
Taxes accrued	(31)	(21)
Other current liabilities	19	(6)
Other assets	3	(13)
Other liabilities	(17)	(2)
Net cash provided by operating activities	395	331
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(588)	(457)
Cost of removal, net of salvage	(63)	(25)
Notes receivable from affiliated companies	14	7
Other	1	—
Net cash used in investing activities	(636)	(475)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	182
Payments for the redemption of long-term debt	(3)	(2)
Notes payable to affiliated companies	239	(16)
Dividends to parent	—	(25)
Other	—	(1)
Net cash provided by financing activities	236	138
Net decrease in cash and cash equivalents	(5)	(6)
Cash and cash equivalents at beginning of period	12	13
Cash and cash equivalents at end of period	$7	$7
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$83	$65
Non-cash equity contribution from parent	106	—

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2016	$762	$2,695	$(461)	$2,996
Net income	—	—	127	127
Dividends to parent	—	(25)	—	(25)
Balance at September 30, 2017	$762	$2,670	$(334)	$3,098

Balance at December 31, 2017	$762	$2,670	$(269)	$3,163
Net income	—	—	121	121
Contribution from parent(a)	—	106	—	106
Balance at September 30, 2018	$762	$2,776	$(148)	$3,390

(a)	Represents a non-cash settlement through equity of an intercompany payable from Duke Energy Ohio to its parent.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$819	$802	$2,288	$2,302
Operating Expenses
Fuel used in electric generation and purchased power	272	259	730	744
Operation, maintenance and other	198	177	576	546
Depreciation and amortization	130	120	386	336
Property and other taxes	16	19	56	56
Impairment charges	30	—	30	—
Total operating expenses	646	575	1,778	1,682
Gains on Sale of Other Assets and Other, net	—	1	—	1
Operating Income	173	228	510	621
Other Income and Expenses, net	23	12	36	32
Interest Expense	42	44	125	132
Income Before Income Taxes	154	196	421	521
Income Tax Expense	35	75	104	203
Net Income and Comprehensive Income	$119	$121	$317	$318

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$17	$9
Receivables (net of allowance for doubtful accounts of $2 at 2018 and 2017)	56	57
Receivables from affiliated companies	98	125
Inventory	434	450
Regulatory assets	190	165
Other	64	30
Total current assets	859	836
Property, Plant and Equipment
Cost	15,298	14,948
Accumulated depreciation and amortization	(4,831)	(4,662)
Net property, plant and equipment	10,467	10,286
Other Noncurrent Assets
Regulatory assets	950	978
Other	233	189
Total other noncurrent assets	1,183	1,167
Total Assets	$12,509	$12,289
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$177	$196
Accounts payable to affiliated companies	72	78
Notes payable to affiliated companies	201	161
Taxes accrued	44	95
Interest accrued	54	57
Current maturities of long-term debt	62	3
Asset retirement obligations	128	54
Regulatory liabilities	25	24
Other	109	104
Total current liabilities	872	772
Long-Term Debt	3,571	3,630
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	988	925
Asset retirement obligations	616	727
Regulatory liabilities	1,761	1,723
Accrued pension and other post-retirement benefit costs	110	76
Investment tax credits	147	147
Other	31	18
Total other noncurrent liabilities	3,653	3,616
Commitments and Contingencies
Equity
Member's Equity	4,263	4,121
Total Liabilities and Equity	$12,509	$12,289

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$317	$318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	388	339
Equity component of AFUDC	(28)	(20)
Gain on sale of other assets and other, net	—	(1)
Impairment charges	30	—
Deferred income taxes	94	101
Accrued pension and other post-retirement benefit costs	5	4
Contributions to qualified pension plans	(8)	—
Payments for asset retirement obligations	(49)	(26)
Provision for rate refunds	58	—
(Increase) decrease in
Receivables	1	53
Receivables from affiliated companies	27	31
Inventory	16	54
Other current assets	(59)	18
Increase (decrease) in
Accounts payable	28	(71)
Accounts payable to affiliated companies	(6)	(1)
Taxes accrued	(51)	115
Other current liabilities	6	(18)
Other assets	29	(24)
Other liabilities	(13)	32
Net cash provided by operating activities	785	904
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(619)	(603)
Purchases of debt and equity securities	(42)	(15)
Proceeds from sales and maturities of debt and equity securities	18	6
Notes receivable from affiliated companies	—	57
Other	3	(40)
Net cash used in investing activities	(640)	(595)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(1)	(3)
Notes payable to affiliated companies	40	—
Distributions to parent	(175)	(300)
Other	(1)	(1)
Net cash used in financing activities	(137)	(304)
Net increase in cash and cash equivalents	8	5
Cash and cash equivalents at beginning of period	9	17
Cash and cash equivalents at end of period	$17	$22
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$71	$101

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2016	$4,067
Net income	318
Distributions to parent	(300)
Balance at September 30, 2017	$4,085

Balance at December 31, 2017	$4,121
Net income	317
Distributions to parent	(175)
Balance at September 30, 2018	$4,263

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$172	$183	$940	$884
Operating Expenses
Cost of natural gas	54	63	387	333
Operation, maintenance and other	85	73	252	226
Depreciation and amortization	40	38	118	109
Property and other taxes	12	13	36	38
Impairment charges	—	—	—	7
Total operating expenses	191	187	793	713
Operating (Loss) Income	(19)	(4)	147	171
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	3	3	6	8
Other income and expenses, net	3	—	9	(1)
Total other income and expenses	6	3	15	7
Interest Expense	19	20	60	59
(Loss) Income Before Income Taxes	(32)	(21)	102	119
Income Tax (Benefit) Expense	(11)	(10)	21	43
Net (Loss) Income and Comprehensive (Loss) Income	$(21)	$(11)	$81	$76

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$6	$19
Receivables (net of allowance for doubtful accounts of $1 at 2018 and $2 at 2017)	83	275
Receivables from affiliated companies	10	7
Notes receivable from affiliated companies	11	—
Inventory	51	66
Regulatory assets	38	95
Other	48	52
Total current assets	247	514
Property, Plant and Equipment
Cost	7,265	6,725
Accumulated depreciation and amortization	(1,553)	(1,479)
Net property, plant and equipment	5,712	5,246
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	305	283
Investments in equity method unconsolidated affiliates	63	61
Other	65	65
Total other noncurrent assets	482	458
Total Assets	$6,441	$6,218
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$131	$125
Accounts payable to affiliated companies	27	13
Notes payable to affiliated companies	—	364
Taxes accrued	31	19
Interest accrued	25	31
Current maturities of long-term debt	350	250
Regulatory liabilities	34	3
Other	51	69
Total current liabilities	649	874
Long-Term Debt	1,788	1,787
Other Noncurrent Liabilities
Deferred income taxes	586	564
Asset retirement obligations	15	15
Regulatory liabilities	1,171	1,141
Accrued pension and other post-retirement benefit costs	3	5
Other	186	170
Total other noncurrent liabilities	1,961	1,895
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2018 and 2017	1,160	860
Retained earnings	883	802
Total equity	2,043	1,662
Total Liabilities and Equity	$6,441	$6,218

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	112
Impairment charges	—	7
Deferred income taxes	2	127
Equity in earnings from unconsolidated affiliates	(6)	(8)
Accrued pension and other post-retirement benefit costs	(3)	9
Provision for rate refunds	31	—
(Increase) decrease in
Receivables	192	157
Receivables from affiliated companies	(3)	(1)
Inventory	16	13
Other current assets	58	(129)
Increase (decrease) in
Accounts payable	(48)	(52)
Accounts payable to affiliated companies	14	(1)
Taxes accrued	11	(37)
Other current liabilities	8	(21)
Other assets	(4)	(9)
Other liabilities	(5)	(7)
Net cash provided by operating activities	464	236
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(497)	(407)
Cost of removal, net of salvage	(8)	—
Contributions to equity method investments	—	(12)
Notes receivable from affiliated companies	(11)	—
Other	3	2
Net cash used in investing activities	(513)	(417)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	100	250
Payments for the redemption of long-term debt	—	(35)
Notes payable and commercial paper	—	(330)
Notes payable to affiliated companies	(364)	284
Capital contributions from parent	300	—
Other	—	(1)
Net cash provided by financing activities	36	168
Net decrease in cash and cash equivalents	(13)	(13)
Cash and cash equivalents at beginning of period	19	25
Cash and cash equivalents at end of period	$6	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$89	$47
Transfer of ownership interest of certain equity method investees to parent	—	149

See Notes to Condensed Consolidated Financial Statements

PART I

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2016	$860	$812	$1,672
Net income	—	76	76
Transfer of ownership interest of certain equity method investees to parent	—	(149)	(149)
Balance at September 30, 2017	$860	$739	$1,599

Balance at December 31, 2017	$860	$802	$1,662
Net income	—	81	81
Contribution from parent	300	—	300
Balance at September 30, 2018	$1,160	$883	$2,043

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements. Since the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K/A for the year ended December 31, 2017.
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
OTHER CURRENT ASSETS
Duke Energy recorded a receivable related to the Tax Act in Other within Current Assets in September 2018. As a result, Income taxes receivable exceeds five percent of Total current assets on the Duke Energy Condensed Consolidated Balance Sheets and is $655 million and $260 million as of September 30, 2018, and December 31, 2017, respectively. See Note 17 for further information.
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

	September 30, 2018			December 31, 2017
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$303	$43	$20	$358	$40	$13
Other	139	14	14	138	40	40
Other Noncurrent Assets
Other	7	6	—	9	7	—
Total cash, cash equivalents and restricted cash	$449	$63	$34	$505	$87	$53

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

INVENTORY
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Inventory, including excess or obsolete inventory, is written-down to the lower of cost or market value. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. Provisions for inventory write-offs were not material at September 30, 2018, and December 31, 2017. The components of inventory are presented in the tables below.

	September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,283	$758	$1,071	$748	$323	$87	$294	$1
Coal	515	176	187	99	88	14	138	—
Natural gas, oil and other fuel	342	42	215	109	106	34	2	50
Total inventory	$3,140	$976	$1,473	$956	$517	$135	$434	$51

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,293	$744	$1,118	$774	$343	$82	$309	$2
Coal	603	192	255	139	116	17	139	—
Natural gas, oil and other fuel	354	35	219	104	115	34	2	64
Total inventory	$3,250	$971	$1,592	$1,017	$574	$133	$450	$66
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Duke Energy	$114	$107	$308	$289
Duke Energy Carolinas	10	9	27	27
Progress Energy	71	67	181	168
Duke Energy Progress	5	5	15	14
Duke Energy Florida	66	62	166	154
Duke Energy Ohio	26	24	81	75
Duke Energy Indiana	6	6	17	16
Piedmont	1	1	2	3
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2018 and 2017 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. While immaterial, adoption of the following accounting standards had the most significant impact on the Duke Energy results of operations, cash flows and financial position for the nine months ended September 30, 2018.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. The amendments also required disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The majority of Duke Energy’s revenue is in scope of the new guidance. Other revenue arrangements, such as alternative revenue programs and certain purchase power agreements (PPAs) and lighting agreements accounted for as leases, are excluded from the scope of this guidance and, therefore, are accounted for and evaluated for separate presentation and disclosure under other relevant accounting guidance.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy elected the modified retrospective method of adoption effective January 1, 2018. Under the modified retrospective method of adoption, prior year reported results are not restated. Adoption of this standard did not result in a material change in the timing or pattern of revenue recognition and a cumulative-effect adjustment was not recorded at January 1, 2018. Duke Energy utilized certain practical expedients including applying this guidance to open contracts at the date of adoption, expensing costs to obtain a contract where the amortization period of the asset would have been one year or less, ignoring the effects of a significant financing when the period between transfer of the good or service and payment is one year or less and recognizing revenues for certain contracts under the invoice practical expedient, which allows revenue recognition to be consistent with invoiced amounts (including unbilled estimates) provided certain criteria are met, including consideration of whether the invoiced amounts reasonably represent the value provided to customers.
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
Duke Energy applied the available practical expedient to portfolios of tariffs and contracts with similar characteristics. The vast majority of sales, including energy provided to retail customers, are from tariff offerings that provide natural gas or electricity without a defined contractual term ("at-will"). In most circumstances, revenue from contracts with customers is equivalent to the electricity or natural gas supplied and billed in that period (including unbilled estimates). As such, adoption of the new rules did not result in a shift in the timing or pattern of revenue recognition for such sales. While there have been changes to the captions and descriptions of revenues in Duke Energy’s financial statements, the most significant impact as a result of adopting the standard are additional disclosures around the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. See Note 13 for further information.
Financial Instruments Classification and Measurement. On January 1, 2018, Duke Energy adopted FASB guidance, which revised the classification and measurement of certain financial instruments. The adopted guidance changes the presentation of realized and unrealized gains and losses in certain equity securities that were previously recorded in accumulated other comprehensive income (AOCI). These gains and losses are now recorded in net income. An entity's equity investments that are accounted for under the equity method of accounting are not included within the scope of the new guidance. This guidance had a minimal impact on the Duke Energy Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income as changes in the fair value of most of the Duke Energy Registrants' equity securities are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations. The resulting adjustment of unrealized gains and losses in AOCI to retained earnings was immaterial. The primary impact to Duke Energy as a result of implementing this guidance is adding disclosure requirements to present separately the financial assets and financial liabilities by measurement category and form of financial asset. See Notes 10 and 11 for further information.
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
Duke Energy adopted this guidance on January 1, 2018. Under previous guidance, Duke Energy presented the total non-capitalized net periodic costs within Operation, maintenance and other on the Condensed Consolidated Statements of Operations. The adoption of this guidance resulted in a retrospective change to reclassify the presentation of the non-service cost (benefit) components of net periodic costs to Other income and expenses. Duke Energy utilized the practical expedient for retrospective presentation. The change in components of net periodic costs eligible for capitalization is applicable prospectively. Since Duke Energy’s service cost component is greater than the total net periodic costs, the change results in increased capitalization of net periodic costs, higher Operation, maintenance and other and higher Other income and expenses. The resulting prospective impact to Duke Energy is an immaterial increase in Net Income. See Note 15 for further information.

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
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by Duke Energy, as of September 30, 2018.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019. The guidance will be applied using a modified retrospective approach. Upon adoption, agreements considered leases for the use of certain aircraft, space on communication towers, industrial equipment, fleet vehicles, fuel transportation (barges and railcars), land and office space will be recognized on the balance sheet. Duke Energy expects to elect certain of the following practical expedients upon adoption:

Practical Expedient	Description	Election
Package of transition practical expedients (for leases commenced prior to adoption date and must be adopted as a package)
Do not need to 1) reassess whether any expired or existing contracts are/or contain leases, 2) reassess the lease classification for any expired or existing leases and 3) reassess initial direct costs for any existing leases.
Duke Energy plans to elect this practical expedient.
Short-term lease expedient (elect by class of underlying asset)	Elect as an accounting policy to not apply the recognition requirements to short-term leases by asset class.	Duke Energy plans to elect this practical expedient for all asset classes.
Lease and non-lease components (elect by class of underlying asset)
Elect as an accounting policy to not separate non-lease components from lease components and instead account for each lease and associated non-lease component as a single lease component by asset class.
Duke Energy is currently assessing the election of this practical expedient.
Hindsight expedient (when determining lease term)	Elect to use hindsight to determine the lease term.	Duke Energy plans to elect this practical expedient.
Existing and expired land easements not previously accounted for as leases	Elect to not evaluate existing or expired easements under the new guidance and carry forward current accounting treatment.	Duke Energy plans to elect this practical expedient.
Comparative reporting requirements for initial adoption
Elect to apply transition requirements at adoption date, recognize cumulative effect adjustment to retained earnings in period of adoption and not apply ASC 842 to comparative periods, including disclosures.
Duke Energy plans to elect this practical expedient.
Lessor expedient (elect by class of underlying asset)
Elect as an accounting policy to aggregate non-lease components with the related lease component when specified conditions are met by asset class. Account for the combined component based on its predominant characteristic (revenue or operating lease).
Duke Energy is currently assessing the election of this practical expedient.
Duke Energy is currently evaluating the financial statement impact of adopting this standard and is continuing to monitor industry implementation issues, including leases within asset retirement obligations, pipeline laterals and renewable energy PPAs. In arrangements where Duke Energy is the lessee, it expects an increase in assets and liabilities on its balance sheet along with the addition of required disclosures of key lease information. However, the ultimate lessee impact of the new standard has not yet been determined. Duke Energy does not expect a material change to its financial statements from adoption of the new standard for contracts where it is the lessor. System enhancements, including additional processes and controls, will be required to facilitate the identification, tracking and reporting of potential leases based upon requirements of the new lease standard. Duke Energy is implementing a third-party software tool to help with the adoption and ongoing accounting under the new standard.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended September 30, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$6,253	$232	$127	$6,612	$16	$—	$6,628
Intersegment revenues	7	24	—	31	18	(49)	—
Total revenues	$6,260	$256	$127	$6,643	$34	$(49)	$6,628
Segment income (loss)(a)(b)(c)	$1,167	$17	$(62)	$1,122	$(44)	$—	$1,078
Add back noncontrolling interests							(16)
Income from discontinued operations, net of tax							4
Net income							$1,066
Segment assets	$123,847	$11,806	$4,212	$139,865	$3,115	$185	$143,165

	Three Months Ended September 30, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$6,122	$249	$95	$6,466	$16	$—	$6,482
Intersegment revenues	7	23	—	30	19	(49)	—
Total revenues	$6,129	$272	$95	$6,496	$35	$(49)	$6,482
Segment income (loss)(b)(d)(e)	$1,020	$19	$(49)	$990	$(34)	$—	$956
Add back noncontrolling interests							1
Loss from discontinued operations, net of tax							(2)
Net income							$955

(a)	All segments include adjustments to the December 31, 2017 estimate of the income tax effects of the Tax Act. See Note 17 for additional information.

(b)	Other includes costs to achieve the Piedmont acquisition.

(c)	Commercial Renewables includes an impairment charge related to goodwill. See Note 7 for additional information.

(d)	Electric Utilities and Infrastructure includes an impairment charge related to the unrecovered Levy Nuclear Project costs at Duke Energy Florida.

(e)	Commercial Renewables includes impairment charges related to certain wind projects.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	Nine Months Ended September 30, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$16,783	$1,229	$347	$18,359	$47	$—	$18,406
Intersegment revenues	23	72	—	95	54	(149)	—
Total revenues	$16,806	$1,301	$347	$18,454	$101	$(149)	$18,406
Segment income (loss)(a)(b)(c)(d)(e)(f)	$2,492	$161	$(4)	$2,649	$(446)	$—	$2,203
Add back noncontrolling interests							(12)
Loss from discontinued operations, net of tax							(1)
Net income							$2,190

	Nine Months Ended September 30, 2017
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$16,211	$1,175	$333	$17,719	$47	$—	$17,766
Intersegment revenues	23	68	—	91	56	(147)	—
Total revenues	$16,234	$1,243	$333	$17,810	$103	$(147)	$17,766
Segment income (loss)(c)(g)(h)	$2,384	$179	$2	$2,565	$(205)	$—	$2,360
Add back noncontrolling interests							5
Loss from discontinued operations, net of tax							(4)
Net income							$2,361

(a)	All segments include adjustments to the December 31, 2017 estimate of the income tax effects of the Tax Act. See Note 17 for additional information.

(b)
Electric Utilities and Infrastructure includes regulatory and legislative impairment charges related to rate case orders, settlements or other actions of regulators or legislative bodies. See Note 3 for additional information.

(c)	Other includes costs to achieve the Piedmont acquisition.

(d)	Gas Utilities and Infrastructure includes an impairment of the investment in Constitution Pipeline Company, LLC (Constitution). See Note 3 for additional information.

(e)
Other includes the loss on the sale of the retired Beckjord Generating Station (Beckjord) described below and a valuation allowance recorded against the alternative minimum tax credits subject to sequestration. See Note 17 for additional information on the valuation allowance.

(f)	Commercial Renewables includes an impairment charge related to goodwill. See Note 7 for additional information.

(g)	Electric Utilities and Infrastructure includes an impairment charge related to the unrecovered Levy Nuclear Project costs at Duke Energy Florida.

(h)	Commercial Renewables includes impairment charges related to certain wind projects.
In February 2018, Duke Energy sold Beckjord, a nonregulated facility retired during 2014, and recorded a pretax loss of $106 million within Gains (Losses) on Sales of Other Assets and Other, net and $1 million within Operation, maintenance and other on Duke Energy's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018. The sale included the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.
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

	Three Months Ended September 30, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Consolidated
Total revenues	$373	$84	$457	$12	$—	$469
Segment income/Net income	$85	$12	$97	$3	$—	$100
Segment assets	$5,484	$2,775	$8,259	$39	$(2)	$8,296

	Three Months Ended September 30, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$371	$90	$461	$10	$471
Segment income (loss)	$50	$14	$64	$(8)	$56
Loss from discontinued operations, net of tax					(1)
Net income					$55

	Nine Months Ended September 30, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$1,055	$361	$1,416	$36	$1,452
Segment income (loss)/Net income(a)	$157	$64	$221	$(100)	$121

	Nine Months Ended September 30, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Consolidated
Total revenues	$1,036	$360	$1,396	$30	$1,426
Segment income (loss)	$96	$56	$152	$(24)	$128
Loss from discontinued operations, net of tax					(1)
Net income					$127
(a)    Other includes the loss on the sale of Beckjord.

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
Duke Energy Carolinas and Duke Energy Progress
Grid Improvement – South Carolina
On June 22, 2018, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the PSCSC seeking an accounting order authorizing deferral of certain costs incurred in connection with grid reliability, resiliency and modernization work that is being performed under the companies’ grid improvement initiative. On October 3, 2018, the PSCSC granted Duke Energy Carolinas' and Duke Energy Progress' joint petition.
Hurricane Florence Storm Damage
In September 2018, Hurricane Florence made landfall and inflicted severe damage to the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 1.8 million customers were impacted. The companies incurred approximately $455 million in operation and maintenance expenses ($35 million and $420 million for Duke Energy Carolinas and Duke Energy Progress, respectively,) and approximately $85 million in capital costs ($10 million and $75 million for Duke Energy Carolinas and Duke Energy Progress, respectively,) which are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2018, resulting from the hurricane restoration efforts. Most of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of September 30, 2018. The balance of operation and maintenance expenses are included in Operation, maintenance and other on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.
Given the magnitude of the storm, Duke Energy Progress intends to request approval in North Carolina and South Carolina to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate case. These requests are expected to be filed during the fourth quarter of 2018.
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
On February 28, 2018, Duke Energy Carolinas and the North Carolina Public Staff (Public Staff) filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, Duke Energy Carolinas recorded a pretax charge of approximately $4 million to Operation, maintenance and other on the Condensed Consolidated Statements of Operations.
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
Components of the Grid Rider Stipulation included:

•
Duke Energy Carolinas would recover grid improvement costs through a pilot, three-year Grid Rider except for costs related to targeted undergrounding of power lines, cable and conduit replacement, and power pole replacement;

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

•
Reduction in revenue related to lower income tax expense resulting from the Federal Tax Cuts and Jobs Act (Tax Act), and a requirement to maintain all excess deferred income tax (EDIT) resulting from the Tax Act in a regulatory liability account pending flow back to customers as approved by the commission at the earlier of three years or Duke Energy Carolinas’ next general rate case proceeding; and

•
Denial of the proposed Grid Rider Stipulation related to grid improvement costs and denial of deferral accounting treatment of the costs at this time. Duke Energy Carolinas may petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization.

As a result of the Order, Duke Energy Carolinas recorded a pretax charge of approximately $150 million to Impairment charges and Operation, maintenance and other on the Condensed Consolidated Statements of Operations. The charge is primarily related to the denial of a return on the Lee Nuclear Project and for previously recognized return impacted by the coal ash management penalty described above. On July 27, 2018, NCUC approved Duke Energy Carolinas' compliance filing. As a result, revised customer rates were effective on August 1, 2018.
On July 20, 2018, the North Carolina Attorney General filed a Notice of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Attorney General contends the commission’s order should be reversed and remanded, as it is in excess of the commission’s statutory authority; affected by errors of law; unsupported by competent, material and substantial evidence in view of the entire record as submitted; and arbitrary or capricious. The Sierra Club, North Carolina Sustainable Energy Association, North Carolina Justice Center, North Carolina Housing Coalition, Natural Resource Defense Council and Southern Alliance for Clean Energy have also filed Notices of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction. On August 8, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Public Staff contends the commission’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by substantial evidence with regard to the commission’s failure to consider substantial evidence of coal ash related environmental violations. The briefing will likely be delayed until the second quarter of 2019. Duke Energy Carolinas cannot predict the outcome of this matter.
2018 South Carolina Rate Case
On October 8, 2018, Duke Energy Carolinas filed a notice with the PSCSC of the company’s intent to file a base rate adjustment application no earlier than 30 days from the notice submittal date.
FERC Formula Rate Matter
On July 31, 2017, Piedmont Municipal Power Agency (PMPA) filed a complaint with FERC against Duke Energy Carolinas alleging that Duke Energy Carolinas misapplied the formula rate under the PPA between the parties by including in its rates amortization expense associated with regulatory assets and recorded in a certain account without FERC approval. On February 15, 2018, FERC issued an order ruling in favor of PMPA and ordered Duke Energy Carolinas to refund to PMPA all amounts improperly collected under the PPA. Duke Energy Carolinas has issued to PMPA and similarly situated wholesale customers refunds of approximately $25 million. FERC also set the matter for settlement and hearing. PMPA and other customers filed a protest to Duke Energy Carolinas' refund report claiming that the refunds are inadequate in that (1) Duke Energy Carolinas invoked the limitations periods in the contracts to limit the time period for which the refunds were paid and the customers disagree that this limitation applies, and (2) Duke Energy Carolinas refunded only amounts recovered through a certain account and the customers have asserted that the order applies to all regulatory assets. On July 3, 2018, FERC issued an order accepting Duke Energy Carolinas' refund report and ruling that these two claims are outside the scope of FERC's February order. Duke Energy Carolinas will file revised formula rates as well as settlement agreements which are subject to FERC approval. Duke Energy Carolinas cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity for the construction and operation of a 750-megawatt (MW) combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and its share of the cost to build the facility was approximately $650 million, including allowance for funds used during construction (AFUDC). Approximately $600 million is being recovered through base rate or deferral filings in North Carolina and South Carolina. The remaining amount will be included in future rate filings. The project commenced commercial operation on April 5, 2018. NCEMC owns approximately 13 percent of the project.
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
Given the recent repeal of certain sections of the Base Load Review Act in South Carolina combined with the cancellation of the project, Duke Energy Carolinas determined that it was no longer probable it would be allowed a return on its share of project development costs attributable to South Carolina. As a result, Duke Energy Carolinas recorded a pretax impairment in the second quarter of $29 million within Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Sale of Hydroelectric (Hydro) Plants
In May 2018, Duke Energy Carolinas entered an agreement for the sale of five hydro plants with a combined 18.7-MW generation capacity in the Western Carolinas region to Northbrook Energy. The completion of the transaction is subject to approval from FERC, as well as other state regulatory agencies and is contingent upon regulatory approval from the NCUC and PSCSC to defer the total estimated loss on the sale of approximately $40 million. On July 5, 2018, Duke Energy Carolinas filed with NCUC for approval of the sale of the five hydro plants to Northbrook, to transfer the Certificates of Public Convenience and Necessity (CPCN) for the four North Carolina hydro plants and to establish a regulatory asset for the North Carolina retail portion of the difference between sales proceeds and net book value. On September 4, 2018, the Public Staff filed comments supporting the CPCN transfer with conditions, specifically that the commission direct Duke Energy Carolinas and the Public Staff to further evaluate the reasonableness of Duke Energy Carolinas' expenditures at the facilities in the 36 months leading up to the agreement for the sale for consideration in the next rate case. On September 18, 2018, Duke Energy Carolinas filed reply comments opposing this condition. The Public Staff also recommended that the amortization period for the regulatory asset start in the month in which the asset transfer is completed, rather than be delayed until the next rate case. On August 28, 2018, Duke Energy Carolinas filed with PSCSC its Application for Approval of Transfer and Sale of Hydroelectric Generation Facilities, Acceptance for Filing of a Power Purchase Agreement and an Accounting Order to Establish a Regulatory Asset. On September 10, 2018, the South Carolina Office of Regulatory Staff (ORS) provided a letter to the commission stating its position on the application and on September 18, 2018, Duke Energy Carolinas requested this matter be carried over to allow Duke Energy Carolinas time to discuss certain accounting issues with the ORS. On October 9, 2018, Duke Energy Carolinas filed a Notice of Application for Transfer of Licenses with the FERC, which provides 30 days to file comments and motions to intervene.
If commission approvals are not received, Duke Energy Carolinas can cancel the sales agreement and retain the hydro facilities. If commission approvals are received, the closing is expected to occur during the first quarter of 2019. After closing, Duke Energy Carolinas will purchase all the capacity and energy generated by these facilities at the avoided cost for five years through power purchase agreements. Duke Energy Carolinas cannot predict the outcome of this matter.

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
On November 22, 2017, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, in 2017 Duke Energy Progress recorded pretax charges totaling approximately $25 million to Impairment charges and Operation, maintenance and other on the Condensed Consolidated Statements of Operations, principally related to disallowances from rate base of certain projects at the Mayo and Sutton plants. On February 23, 2018, the NCUC issued an order approving the stipulation. The order also included the following material components not covered in the stipulation:

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
On May 15, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court from the February 23, 2018, Order Accepting Stipulation, Deciding Contested Issues and Granting Partial Rate Increase issued by the NCUC. The Public Staff contend the commission’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by competent, material and substantial evidence in view of the entire record as submitted. The North Carolina Attorney General and Sierra Club have also filed Notices of Appeal to the North Carolina Supreme Court from the February 23, 2018, Order Accepting Stipulation, Deciding Contested Issues and Granting Partial Rate Increase. The briefing will likely be delayed until the second quarter of 2019. Duke Energy Progress cannot predict the outcome of this matter.
2016 South Carolina Rate Case
In December 2016, the PSCSC approved a rate case settlement agreement among the ORS, intervenors and Duke Energy Progress. Terms of the settlement agreement included an approximate $56 million increase in revenues over a two-year period. An increase of approximately $38 million in revenues was effective January 1, 2017, and an additional increase of approximately $18.5 million in revenues was effective January 1, 2018. Duke Energy Progress amortized approximately $18.5 million from the cost of removal reserve in 2017. Other settlement terms included a rate of return on equity of 10.1 percent, recovery of coal ash costs incurred from January 1, 2015, through June 30, 2016, over a 15‑year period and ongoing deferral of allocated ash basin closure costs from July 1, 2016, until the next base rate case. The settlement also provides that Duke Energy Progress will not seek an increase in rates in South Carolina to occur prior to 2019, with limited exceptions.
2018 South Carolina Rate Case
On October 8, 2018, Duke Energy Progress filed a notice with the PSCSC of the company’s intent to file a base rate adjustment application no earlier than 30 days from the notice submittal date.

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
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $352 million and $385 million is included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017, respectively. Duke Energy Progress' request for a regulatory asset at the time of retirement with amortization over a 10-year period was approved by the NCUC on February 23, 2018.
Shearon Harris Nuclear Plant Expansion
In 2006, Duke Energy Progress selected a site at Harris to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse AP1000 reactors at Harris, which the NRC docketed for review. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. The NCUC and PSCSC approved deferral of retail costs. Total deferred costs were approximately $47 million as of December 31, 2017, and are recorded in Regulatory assets on Duke Energy Progress’ Condensed Consolidated Balance Sheets. On November 17, 2016, the FERC approved Duke Energy Progress’ rate recovery request filing for the wholesale ratepayers’ share of the abandonment costs, including a debt-only return to be recovered through revised formula rates and amortized over a 15-year period beginning May 1, 2014. As part of the settlement agreement for the 2017 North Carolina Rate Case discussed above, Duke Energy Progress will amortize the regulatory asset over an eight-year period. NCUC approved the settlement on February 23, 2018.
South Carolina Petitions
On June 22, 2018, Duke Energy Progress filed a petition with the PSCSC seeking an accounting order authorizing Duke Energy Progress to adopt new depreciation rates, effective March 16, 2018, that reflect the results of Duke Energy Progress’ most recent depreciation study. Also on June 22, 2018, Duke Energy Progress filed a petition with the PSCSC requesting an accounting order to defer certain costs incurred in connection with the deployment of AMI, the ongoing deployment of Duke Energy Progress' new billing and Customer Information System, new depreciation rates and costs incurred in connection with the return of certain excess deferred state income taxes from North Carolina. These requests totaling approximately $20 million were approved on July 25, 2018.
FERC Form 1 Reporting Matter
On October 18, 2017, Fayetteville Public Works Commission (FPWC) filed with FERC a complaint against Duke Energy Progress. In the complaint, FPWC alleges that Duke Energy Progress’ change in its method of reporting materials and supplies inventory on FERC Form 1 for 2015 constituted a change in accounting practice that Duke Energy Progress was not permitted to implement without first obtaining FERC approval. On April 23, 2018, FERC issued an order finding that Duke Energy Progress’ new reporting methodology was not proper and required Duke Energy Progress to revise its FERC Form 1s beginning in 2014 and to issue refunds to formula rate customers. Duke Energy Progress estimates that these refunds will total approximately $14 million. On May 23, 2018, Duke Energy Progress filed a request for rehearing alleging that FERC’s order is incorrect. Duke Energy Progress revised its FERC Form 1 filings in June 2018. On August 31, 2018, Duke Energy Progress filed with FERC a refund report memorializing its payment of refunds to FPWC. Duke Energy Progress cannot predict the outcome of this matter.
Tax Act
As ordered by the NCUC on October 5, 2018, Duke Energy Progress filed a proposal on October 25, 2018, to adjust rates to reflect the reduction in federal corporate income tax rate from 35 to 21 percent for taxable years beginning after December 31, 2017, as outlined in the Tax Act. Duke Energy Progress proposes that this rate decrement be effective for service rendered on and after December 1, 2018. The Public Staff is requested to file comments on the proposal no later than November 14, 2018, and other parties may also file comments on the proposals no later than November 14, 2018. Duke Energy Progress cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Florida
Storm Restoration Cost Recovery
In September 2017, Duke Energy Florida’s service territory suffered significant damage from Hurricane Irma, resulting in approximately 1.3 million customers experiencing outages. In the fourth quarter of 2017, Duke Energy Florida also incurred preparation costs related to Hurricane Nate. On December 28, 2017, Duke Energy Florida filed a petition with the FPSC to recover incremental storm restoration costs for hurricanes Irma and Nate and to replenish the storm reserve. On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately mid-2021. On May 31, 2018, Duke Energy Florida filed a petition for approval of actual storm restoration costs and associated recovery process related to Hurricanes Irma and Nate. The petition is seeking the approval for the recovery in the amount of $510 million in actual recoverable storm restoration costs, including the replenishment of Duke Energy Florida’s storm reserve of $132 million, and the process for recovering these recoverable storm costs. On August 20, 2018, the FPSC approved Duke Energy Florida's unopposed Motion for Continuance filed August 17, 2018, to allow for an evidentiary hearing in this matter. The commission has scheduled the hearing to begin on May 21, 2019. At September 30, 2018, Duke Energy Florida's Condensed Consolidated Balance Sheets included approximately $258 million of recoverable costs under the FPSC's storm rule in Regulatory assets within Current Assets and Other Noncurrent Assets related to storm recovery. Duke Energy Florida cannot predict the outcome of this matter.
Tax Act
Pursuant to Duke Energy Florida's 2017 Revised and Restated Settlement Agreement, on May 31, 2018, Duke Energy Florida filed a petition related to the Tax Act, which included annual tax savings of $84 million and annual amortization of EDIT of $67 million for a total of $151 million. The pretax revenue requirement impact is $201 million, of which $50 million will be offset with accelerated depreciation of Crystal River 4 and 5 coal units and $151 million will be offset by Hurricane Irma storm cost recovery as explained in the Storm Restoration Cost Recovery section above. The petition is subject to review and approval by the FPSC. Duke Energy Florida cannot predict the outcome of this matter.
Citrus County Combined Cycle Facility
On October 2, 2014, the FPSC granted Duke Energy Florida a Determination of Need for the construction of a 1,640-MW combined-cycle natural gas plant in Citrus County, Florida. On May 5, 2015, the Florida Department of Environmental Protection approved Duke Energy Florida's Site Certification Application. The project has received all required permits and approvals and construction began in October 2015. The facility is expected to be commercially available by the end of 2018 at an estimated cost of $1.5 billion, including AFUDC. Actual costs are expected to exceed this estimate by an immaterial amount after recoveries; therefore, an impairment is not expected. On April 2, 2018, Duke Energy Florida filed a petition seeking approval to include in base rates the revenue requirements associated with the new facility. The annual retail revenue requirement is approximately $200 million. On July 10, 2018, the FPSC voted to approve Duke Energy Florida's request to include the revenue requirements for the new Citrus County combined-cycle units in base rates. The first 820-MW power block came on line on October 26, 2018, and the rate increase for this unit will be effective in December 2018. The second 820-MW power block remains on track to start serving customers in December 2018. The rate increase for the second unit is expected to take place in January 2019. The plant will receive natural gas from the Sabal Trail pipeline discussed below.
Solar Base Rate Adjustment
On July 31, 2018, Duke Energy Florida petitioned the FPSC to include in base rates the revenue requirements for its first two solar generation projects, the Hamilton Project and the Columbia Project, as authorized by the 2017 Second Revised and Restated Stipulation and Settlement Agreement. The annual retail revenue requirement for the Hamilton Project is $15.2 million and the increase would take effect with the first billing cycle in January 2019. The Columbia Project has a projected annual revenue requirement of $14 million and a projected in-service date in early 2020; the associated rate increase would take place with the first month’s billing cycle after the Columbia Project goes into service. At its October 30, 2018, Agenda Conference, the FPSC approved the rate increase related to the Hamilton Project to go into effect beginning with the first billing cycle in January 2019 under its file and suspend authority. Rates are subject to true up pending the outcome of the final hearing, which is scheduled to take place on April 2, 2019.
Duke Energy Ohio
2017 Electric Security Plan Filing
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an electric security plan (ESP). If approved by the PUCO, the term of the ESP would be from June 1, 2018, to May 31, 2025. Terms of the ESP include continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO, including, but not limited to, its Electric Base Rate Case. Additionally, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation and Recommendation (Stipulation) with the PUCO resolving certain issues in this proceeding. The Stipulation establishes a regulatory model for the next seven years via the approval of the ESP and continues the current model for procuring supply for non-shopping customers, including recovery mechanisms. The Stipulation is subject to the review and approval of PUCO. An evidentiary hearing to review the Stipulation and other issues in the cases concluded on August 6, 2018. Initial briefs were filed on September 11, 2018. Reply briefs were filed October 2, 2018. Duke Energy Ohio cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio has requested an estimated annual increase of approximately $15 million and a return on equity of 10.4 percent. The application also includes requests to continue certain current riders and establish new riders. On September 26, 2017, the PUCO staff filed a report recommending a revenue decrease between approximately $18 million and $29 million and a return on equity between 9.22 percent and 10.24 percent. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO resolving numerous issues including those in this base rate proceeding. Major components of the Stipulation related to the base distribution rate case include a $19 million decrease in annual base distribution revenue with a return on equity unchanged from the current rate of 9.84 percent based upon a capital structure of 50.75 percent equity and 49.25 percent debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ends as these costs will be recovered through base rates. The Stipulation also renews 14 existing riders, some of which were included in the company's ESP, and adds two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the PowerForward Rider to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). The Stipulation is subject to the review and approval of the PUCO. An evidentiary hearing to review the Stipulation and other issues in the cases concluded on August 6, 2018. Initial briefs were filed on September 11, 2018. Reply briefs were filed October 2, 2018. In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, began to reflect the lower federal income tax rate associated with the Tax Act with updates to customers’ bills beginning April 1, 2018. This change reduces electric revenue by approximately $20 million on an annualized basis. Duke Energy Ohio cannot predict the outcome of this matter.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing price stabilization rider (Rider PSR), which is currently set at zero dollars, to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. Duke Energy Ohio is seeking deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR are put into effect. Various intervenors have filed motions to dismiss or stay the proceeding and Duke Energy Ohio has opposed these filings. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO. Also on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation with the PUCO resolving numerous issues including those related to Rider PSR. The Stipulation, if approved, would activate Rider PSR for recovery of net costs incurred since January 1, 2018. The Stipulation is subject to the review and approval of PUCO. An evidentiary hearing to review the Stipulation and other issues in the cases concluded on August 6, 2018. Initial briefs were filed on September 11, 2018. Reply briefs were filed October 2, 2018. See Note 12 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. Duke Energy Ohio cannot predict the outcome of this matter.
Tax Act – Ohio
On July 25, 2018, Duke Energy Ohio filed an application to establish a new rider to implement the benefits of the Tax Act for electric distribution customers. Duke Energy Ohio requested commission approval to implement the rider effective October 1, 2018, as a credit to all distribution customers based upon a percent reduction to Duke Energy Ohio’s distribution rates. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35 to 21 percent since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. An order is expected during the fourth quarter of 2018. Duke Energy Ohio's transmission rates reflect lower federal income tax but guidance from FERC on amortization of both protected and unprotected transmission-related EDITs is still pending. On October 24, 2018, the PUCO issued a Finding and Order that, among other things, directed all rate-regulated utilities file an application not for an increase in rates to reflect the impact of the Tax Act on their current rates by January 1, 2019, unless otherwise exempted or directed by the PUCO. Duke Energy Ohio's July 25, 2018, filing for electric distribution operations is consistent with the commission's October 24, 2018, Finding and Order and no further action is needed. Options for Duke Energy Ohio gas customers are still being evaluated. Duke Energy Ohio cannot predict the outcome of this matter.

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
On June 15, 2016, Duke Energy Ohio filed an application for approval of a three-year energy efficiency and peak demand reduction portfolio of programs. A stipulation and modified stipulation were filed on December 22, 2016, and January 27, 2017, respectively. Under the terms of the stipulations, which included support for deferral authority of all costs and a cap on shared savings incentives, Duke Energy Ohio has offered its energy efficiency and peak demand reduction programs throughout 2017. On February 3, 2017, Duke Energy Ohio filed for deferral authority of its costs incurred in 2017 in respect of its proposed energy efficiency and peak demand reduction portfolio. On September 27, 2017, the PUCO issued an order approving a modified stipulation. The modifications impose an annual cap of approximately $38 million on program costs and shared savings incentives combined, but allowed for Duke Energy Ohio to file for a waiver of costs in excess of the cap in 2017. The PUCO approved the waiver request up to a total cost of $56 million. On November 21, 2017, the PUCO granted Duke Energy Ohio's and intervenor's applications for rehearing of the September 27, 2017, order. On January 10, 2018, the PUCO denied the Ohio Consumers' Counsel’s application for rehearing of the PUCO order granting Duke Energy Ohio's waiver request; however, a decision on Duke Energy Ohio's application for rehearing remains pending. Duke Energy Ohio cannot predict the outcome of this matter.
2014 Electric Security Plan
In April 2015, the PUCO modified and approved Duke Energy Ohio's proposed ESP, with a three-year term and an effective date of June 1, 2015. The PUCO approved a competitive procurement process for SSO load, a distribution capital investment rider (Rider DCI) and a tracking mechanism for incremental distribution expenses caused by major storms. The PUCO also approved a placeholder tariff for a price stabilization rider, but denied Duke Energy Ohio's specific request to include Duke Energy Ohio's entitlement to generation from OVEC in the rider at this time; however, the order allows Duke Energy Ohio to submit additional information to request recovery in the future. On May 4, 2015, Duke Energy Ohio filed an application for rehearing requesting the PUCO to modify or amend certain aspects of the order. On May 28, 2015, the PUCO granted all applications for rehearing filed in the case for future consideration. On March 21, 2018, the PUCO issued an order denying Duke Energy Ohio's issues on rehearing. On April 20, 2018, Duke Energy Ohio filed a second application for rehearing based upon the commission’s March 21, 2018, Order. On May 16, 2018, the commission issued its third Entry on Rehearing granting in part, and denying in part, Duke Energy Ohio’s rehearing request.
On March 9, 2018, Duke Energy Ohio filed a motion to extend its then-current ESP, including all terms and conditions thereof, pending approval of a new ESP. On May 30, 2018, the PUCO granted the request, with modification. Specifically, the PUCO did not extend the cap applicable to Rider DCI beyond July 31, 2018. Duke Energy Ohio sought rehearing of this finding. On July 25, 2018, the PUCO granted the request and allowed a continuing cap on recovery under Rider DCI. On August 24, 2018, OMA and OCC filed an Application for Rehearing of the commission's decision. Duke Energy Ohio filed a Memorandum Contra OCC's request for rehearing of the commission's continuation of Rider DCI on September 4, 2018. On September 19, 2018, the PUCO issued an Order granting rehearing on the matter for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.
On May 21, 2018, the Ohio Manufacturers' Association (OMA) filed a notice of appeal of PUCO's approval of Duke Energy Ohio’s ESP with the Ohio Supreme Court, challenging PUCO's approval of Duke Energy Ohio’s Price Stability Rider as a placeholder and its Rider DCI to recover incremental revenue requirement for distribution capital since Duke Energy Ohio’s last base rate case. On July 16, 2018, the Office of the Ohio Consumers' Counsel (OCC) filed its own appeal of Duke Energy Ohio’s ESP with the Ohio Supreme Court raising similar issues to that of the OMA. Duke Energy Ohio's Application for Rehearing was granted on July 25, 2018. Duke Energy Ohio filed a Motion to Intervene in the two Ohio Supreme Court appeals. OMA's Supreme Court brief was filed on August 20, 2018. PUCO submitted its brief on October 26, 2018, and Duke Energy Ohio filed its brief on October 29, 2018. Duke Energy Ohio cannot predict the outcome of this matter.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC). Project construction activities, schedule and final costs are still subject to uncertainty due to potential additional permitting delays, construction productivity and other conditions and risks, which could result in additional project cost availability and a potential delay in the targeted in-service date. On January 20, 2017, Duke Energy Ohio filed an amended application with the Ohio Power Siting Board (OPSB) for approval of one of two proposed routes. A public hearing was held on June 15, 2017, and an adjudicatory hearing was scheduled to begin September 11, 2017. On August 24, 2017, an Attorney Examiner granted a request made by Duke Energy Ohio to delay the procedural schedule while it works through various issues related to the pipeline route. In April 2018, Duke Energy Ohio filed a motion with OPSB to establish a procedural schedule and filed supplemental information supporting its application. If approved, construction of the pipeline extension is expected to be completed before the 2021/2022 winter season. Duke Energy Ohio cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Kentucky Electric Rate Case
On September 1, 2017, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $49 million, which represents an approximate 15 percent increase on the average customer bill. Subsequent to the filing, Duke Energy Kentucky adjusted the requested amount to $30.1 million, in part to reflect the benefits of the Tax Act, representing an approximate 9 percent increase on the average customer bill. The rate increase is driven by increased investment in utility plant, increased operations and maintenance expenses, and recovery of regulatory assets. The application also includes requests to implement an Environmental Surcharge Mechanism to recover environmental costs not recovered in base rates, to establish a Distribution Capital Investment Rider to recover incremental costs of specific programs, to establish a FERC Transmission Cost Reconciliation Rider to recover escalating transmission costs and to modify existing Profit Sharing Mechanism to increase customers' share of proceeds from the benefits of owning generation and to mitigate shareholder risks associated with that generation. An evidentiary hearing concluded on March 8, 2018, and the KPSC issued an order on April 13, 2018. Major components of the Order include approval of an $8.4 million increase in base rates with a return on equity at 9.725 percent based upon a capital structure of 49 percent equity on a total allocable capitalization of approximately $650 million. The Order approved the Environmental Surcharge Mechanism Rider and in June 2018 recovery began of capital-related environmental costs, including costs related to ash and ash disposal, and environmental operation and maintenance expenses formerly recovered in base rates, including expenses for environmental reagents and emission allowances. The incremental revenue from this rider will be approximately $13 million on an annualized basis. The order settles all issues associated with the Tax Act as it relates to the electric business by lowering the income tax component of the revenue requirement and refunding protected EDIT under allowable normalization rules and unprotected EDIT over 10 years. The Order denied requests to implement riders for certain transmission costs and distribution capital investments. Duke Energy Kentucky implemented new base rates on May 1, 2018. On May 3, 2018, Duke Energy Kentucky filed an application for rehearing on certain aspects of the order; on May 23, 2018, the KPSC granted a rehearing. On October 2, 2018, the KPSC issued its rehearing order correcting certain findings in its initial order and making additional changes that are immaterial to the company's earnings. Duke Energy Kentucky does not plan any further appeals.
Duke Energy Kentucky Natural Gas Base Rate Case
On August 31, 2018, Duke Energy Kentucky filed an application with the KPSC requesting an increase in natural gas base rates of approximately $10.5 million, an approximate 11.1 percent average increase across all customer classes. The increase is net of approximately $5.2 million in annual savings as a result of the Tax Act. The drivers for this case are capital invested since the Duke Energy Kentucky’s last rate case in 2009. Duke Energy Kentucky is also seeking implementation of a Weather Normalization Adjustment Mechanism, amortization of regulatory assets and to implement the impacts of the Tax Act, prospectively. The KPSC accepted Duke Energy Kentucky’s filing as of September 10, 2018, as meeting all filing requirements and issued its first round of discovery. A procedural schedule was set. A hearing is set to commence on February 5, 2019. A ruling is expected in late first quarter 2019. Duke Energy Kentucky cannot predict the outcome of this matter.
FERC 494 Refund of Regional Transmission Enhancement Projects
FERC Order No. 494 Settlement Agreement (FERC 494 Settlement Agreement) was entered into by most of the PJM Interconnection, LLC (PJM) transmission owners, including Duke Energy Ohio and Duke Energy Kentucky, and the PJM state regulatory commissions approximately two years ago and was planned to be effective on January 1, 2016; however, it was not approved by FERC until May 31, 2018. The FERC 494 Settlement Agreement was due to the Seventh Circuit Court of Appeals finding that FERC had failed to adequately justify the costs that the customers in the western part of PJM were being charged for high voltage transmission projects, or Regional Transmission Expansion Plan (RTEP) projects (500 kV and above) built in the east. These costs were being allocated to all PJM customers on a load-ratio share basis but the court determined that these costs were not justifiable to customers in the west, including Duke Energy Ohio and Duke Energy Kentucky, that did not benefit from the RTEP projects. Costs for the periods 2012 through 2015 are expected to be refunded to Duke Energy Ohio and Duke Energy Kentucky on a monthly basis through December 2025. The refund amount for similar costs incurred beginning in 2016 through June 30, 2018, prior to the change in cost allocation by PJM was determined in the third quarter of 2018 and these amounts will be refunded over a 12-month period beginning in July 2018. These refunds, totaling approximately $47 million for Duke Energy Ohio and Duke Energy Kentucky, have been recorded to Operation, maintenance and other on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.
Duke Energy Indiana
FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against Midcontinent Independent System Operator, Inc. (MISO) and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The complaints claim, among other things, that the current base rate of return on equity earned by MISO transmission owners should be reduced to 8.67 percent. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners' adder of 0.50 percent to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaints. On December 22, 2015, the presiding FERC ALJ in the first complaint issued an Initial Decision in which the base rate of return on equity was set at 10.32 percent. On September 28, 2016, the Initial Decision in the first complaint was affirmed by FERC, but is subject to rehearing requests. On June 30, 2016, the presiding FERC ALJ in the second complaint issued an Initial Decision setting the base rate of return on equity at 9.70 percent. The Initial Decision in the second complaint is pending FERC review. On April 14, 2017, the U.S. Court of Appeals for the District of Columbia Circuit, in Emera Maine v. FERC, reversed and remanded certain aspects of the methodology employed by FERC to establish rates of return on equity. On October 16, 2018, FERC issued an order in response to the Emera remand proceeding proposing a new method for determining whether an existing return on equity is unjust and unreasonable, and a new process for determining a just and reasonable return on equity. The parties involved in the Emera proceeding are directed to file briefs by December 15, 2018. Duke Energy Indiana is in discussions with the other MISO Transmission Owners to determine strategy in light of this order. This decision may affect the outcome of the complaints against Duke Energy Indiana. Duke Energy Indiana currently believes these matters will not have a material impact on its results of operations, cash flows and financial position.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Benton County Wind Farm Dispute
On December 16, 2013, Benton County Wind Farm LLC (BCWF) filed a lawsuit against Duke Energy Indiana seeking damages for past generation losses alleging Duke Energy Indiana violated its obligations under a 2006 PPA by refusing to offer electricity to the market at negative prices. Damage claims continue to increase during times that BCWF is not dispatched. Under 2013 revised MISO market rules, Duke Energy Indiana is required to make a price offer to MISO for the power it proposes to sell into MISO markets and MISO determines whether BCWF is dispatched. Because market prices would have been negative due to increased market participation, Duke Energy Indiana determined it would not bid at negative prices in order to balance customer needs against BCWF's need to run. BCWF contends Duke Energy Indiana must bid at the lowest negative price to ensure dispatch, while Duke Energy Indiana contends it is not obligated to bid at any particular price, that it cannot ensure dispatch with any bid and that it has reasonably balanced the parties' interests. On July 6, 2015, the U.S. District Court for the Southern District of Indiana entered judgment against BCWF on all claims. BCWF appealed the decision and on December 9, 2016, the appeals court ruled in favor of BCWF. Duke Energy Indiana recorded an obligation and a regulatory asset related to the settlement amount in fourth quarter 2016. On June 30, 2017, the parties finalized a settlement agreement. Terms of the settlement included Duke Energy Indiana paying $29 million for back damages. Additionally, the parties agreed on the method by which the contract will be bid into the market in the future. The settlement amount was paid in June 2017. The IURC issued an order on September 27, 2017, approving recovery of the settlement amount through Duke Energy Indiana's fuel clause. The IURC order has been appealed to the Indiana Court of Appeals. On May 21, 2018, the Indiana Court of Appeals upheld the commission's decision. The appellants have requested rehearing at the Indiana Court of Appeals. The Indiana Court of Appeals denied the request for rehearing. The appellants have requested transfer to the Indiana Supreme Court, including briefs in support from environmental groups. Duke Energy Indiana cannot predict the outcome of this matter.
Edwardsport Integrated Gasification Combined Cycle Plant
On September 20, 2018, Duke Energy Indiana, the Indiana Office of Utility Consumer Counselor (OUCC), the Duke Industrial Group and Nucor Steel – Indiana entered into a settlement agreement to resolve integrated gasification combined cycle (IGCC) ratemaking issues for calendar years 2018 and 2019. The agreement will remain in effect until new rates are established in Duke Energy Indiana's next base rate case, which is expected to be filed in mid-2019 with rates effective in mid-2020. It addresses the pending Edwardsport filing at the commission and eliminates the need for future filings until the overall rate case. This settlement includes caps on Duke Energy Indiana’s retail operating expenses for 2018 and 2019, reduces Duke Energy Indiana's regulatory asset by $30 million (with a corresponding reduction of the amount of amortization of the regulatory asset included in rates by $10 million annually beginning with the implementation of final IGCC 17 rates), and provides funding for low- income assistance and clean energy projects. Duke Energy Indiana recognized pretax impairment and related charges of $32 million in the third quarter of 2018. The settlement is subject to IURC approval. An evidentiary hearing is scheduled for December 2018. Duke Energy Indiana cannot predict the outcome of this matter.
Tax Act
On June 27, 2018, Duke Energy Indiana, the Indiana Office of Utility Consumer Counselor, the Indiana Industrial Group and Nucor Steel – Indiana filed testimony consistent with their Stipulation and Settlement Agreement (Settlement Agreement) in the federal tax act proceeding with the IURC. The Settlement Agreement outlines how Duke Energy Indiana will implement the impacts of the Tax Act. Material components of the Settlement Agreement were as follows:

•	Riders to reflect the change in the statutory federal tax rate from 35 to 21 percent as they are filed in 2018;

•	Base rates to reflect the change in the statutory federal tax rate from 35 to 21 percent upon IURC approval, but no later than September 1, 2018;

•
Duke Energy Indiana to continue to defer protected federal EDIT until January 1, 2020, at which time it will be returned to customers according to the Average Rate Assumption Method (ARAM) required by the Internal Revenue Service over approximately 26 years; and

•
Duke Energy Indiana to begin returning unprotected federal EDIT upon IURC approval, over 10 years. In order to mitigate the negative impacts to cash flow and credit metrics, the Settlement Agreement allows Duke Energy Indiana to return $7 million per year over the first five years, with a step up to $35 million per year in the following five years.

The settlement was subject to the review and approval of the IURC. An evidentiary hearing was held on July 13, 2018. On August 22, 2018, the IURC approved the settlement and rates have been adjusted effective September 1, 2018.
Piedmont
South Carolina Rate Stabilization Adjustment Filing
On June 15, 2018, Piedmont filed with the PSCSC under the South Carolina Rate Stabilization Act its quarterly monitoring report for the 12-month period ending March 31, 2018. The filing included a revenue deficiency calculation and tariff rates in order to permit Piedmont the opportunity to earn the rate of return on common equity established in its last general rate case. The filing also incorporated the impacts of the Tax Act by lowering the income tax component of the revenue requirement, refunding protected EDIT under allowable normalization rules, unprotected EDIT and amounts over collected from the customers from January 1, 2018, through the end of the review period for this proceeding. A settlement agreement reached between Piedmont and ORS was filed with the PSCSC on September 14, 2018, and approved by the PSCSC on October 3, 2018. Terms of the settlement include implementation of rates for the 12-month period beginning November 2018 with a return on equity of 10.2 percent.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

North Carolina Integrity Management Rider Filing
In October 2018, Piedmont filed a petition under the Integrity Management Rider (IMR) mechanism to collect an additional $9.5 million in annual revenues effective December 2018 based on the eligible capital investments closed to integrity and safety projects over the six-month period ended September 30, 2018. Piedmont cannot predict the outcome of this matter.
In May 2018, Piedmont filed, and the NCUC approved, a petition under the IMR mechanism to update rates, effective June 2018, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending March 31, 2018, and the decrease in the corporate federal income tax rate effective January 1, 2018. The combined effect of the update was a reduction to annual revenues of approximately $5.7 million.
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
In 2018, the FERC issued a series of Notices to Proceed, which authorized the project to begin certain construction-related activities along the pipeline route, including supply header and compressors. On May 11, 2018, and October 19, 2018, FERC issued Notices to Proceed allowing full construction activities in all areas of West Virginia except in the Monongahela National Forest. On July 24, 2018, FERC issued a Notice to Proceed allowing full construction activities along the project route in North Carolina. On October 19, 2018, the conditions to effectiveness of the Virginia 401 water quality certification were satisfied. Immediately following receipt of the Virginia 401 certification, ACP filed a request for FERC to issue a Notice to Proceed with full construction activities in Virginia, receipt of which is expected shortly. We appreciate the professional and collaborative process the permitting agencies have pursued to ensure that this critical energy infrastructure project will meet the stringent environmental standards required by law and regulation.
ACP is the subject of challenges in state and federal courts and agencies, including, among others, challenges of the project’s incidental take statement (ITS), crossings of the Blue Ridge Parkway, the Appalachian Trail, and the Monongahela and George Washington National Forests, the project’s U.S. Army Corps of Engineers (USACE) 404 permit, the Virginia conditional 401 water quality certification, the FERC Environmental Impact Statement order and the FERC order approving the Certificate of Public Convenience and Necessity. Each of these challenges alleges non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the project is permitted to proceed. ACP is vigorously defending these challenges and coordinating with the federal and state authorities which are the direct parties to the challenges. Since July 2018, notable developments in these challenges include a stay issued by the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) on construction activities through the Monongahela and George Washington National Forests, a reissuance of the project’s ITS and Blue Ridge Parkway right-of-way and renewed challenges of these reissued permits and the USACE’s lifting of its administrative stay of ACP’s Huntington District 404 permit.
The FERC Stop Work Order following the Fourth Circuit's vacatur of the project's ITS and Blue Ridge Parkway right-of-way, together with delays in obtaining permits necessary for construction have impacted the cost and schedule for the project. As a result, project cost estimates have increased from a range of $6.0 billion to $6.5 billion to a range of $6.5 billion to $7.0 billion, excluding financing costs. ACP is pursuing a phased in-service approach with customers whereby it maintains a late 2019 in-service date for key segments of the project to meet peak winter demand in critically constrained regions served by the project. ACP will be pursuing a mid-2020 in-service date for the remaining segments. Abnormal weather, work delays (including delays due to judicial or regulatory action) and other conditions may result in cost or schedule modifications in the future.
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
On September 21, 2016, intervenors filed an appeal of FERC's CPCN orders to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court of Appeals). On August 22, 2017, the appeals court ruled against FERC in the case for failing to include enough information on the impact of greenhouse-gas emissions carried by the pipeline, vacated the CPCN order and remanded the case to FERC. In response to the August 2017 court decision, the FERC issued a draft Supplemental Environmental Impact Statement (SEIS) on September 27, 2017. On October 6, 2017, FERC and a group of industry intervenors, including Sabal Trail and Duke Energy Florida, filed separate petitions with the D.C. Circuit Court of Appeals requesting rehearing regarding the court's decision to vacate the CPCN order. On January 31, 2018, the D.C. Circuit Court of Appeals denied the requests for rehearing. On February 2, 2018, Sabal Trail filed a request with FERC for expedited issuance of its order on remand and reissuance of the CPCN. In the alternative, the pipeline requested that FERC issue a temporary emergency CPCN to allow for continued operations. On February 5, 2018, FERC issued the final SEIS. On February 6, 2018, FERC and the intervenors in this case each filed motions for stay with the D.C. Circuit Court to stay the court's mandate. On March 7, 2018, the D.C. Circuit Court of Appeals granted FERC and Sabal Trail’s stay request. On March 14, 2018, FERC issued its final order on remand, which recertified the project. On August 10, 2018, FERC denied requests for rehearing of the final order on remand.
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
During the nine months ended September 30, 2018, Duke Energy recorded an other-than-temporary impairment (OTTI) of $55 million within Equity in earnings of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Operations. The charge represents the excess carrying value over the estimated fair value of the project, which was based on a Level 3 Fair Value measurement that was determined from the income approach using discounted cash flows. The impairment was primarily due to the recent actions taken by the courts and regulators to uphold the NYSDEC's denial of the certification and uncertainty associated with the remaining legal and regulatory challenges.
See Note 12 for additional information related to ownership interest and carrying value of the investment.
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina, Florida and Indiana earlier than their current estimated useful lives primarily because facilities do not have the requisite emission control equipment to meet U.S. Environmental Protection Agency (EPA) regulations recently approved or proposed.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2018, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$132
Progress Energy and Duke Energy Florida
Crystal River Units 1 and 2(b)	766	100
Duke Energy Indiana
Gallagher Units 2 and 4(c)	280	123
Total Duke Energy	1,631	$355

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Florida expects to retire these coal units by the end of 2018 to comply with environmental regulations.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters.
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

	Nine Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$81	$10	$15	$3	$12	$47	$5	$2
Provisions/adjustments	7	3	2	3	(1)	3	1	—
Cash reductions	(20)	(2)	(5)	(1)	(4)	(12)	(1)	—
Balance at end of period	$68	$11	$12	$5	$7	$38	$5	$2

	Nine Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$98	$10	$18	$3	$14	$59	$10	$1
Provisions/adjustments	(1)	2	1	—	1	(3)	(2)	1
Cash reductions	(13)	(2)	(3)	—	(3)	(7)	(1)	—
Balance at end of period	$84	$10	$16	$3	$12	$49	$7	$2
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$57
Duke Energy Carolinas	17
Duke Energy Ohio	30
Piedmont	2
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
The court issued orders in 2016 granting Motions for Partial Summary Judgment for seven of the 14 North Carolina plants named in the enforcement actions. On February 13, 2017, the court issued an order denying motions for partial summary judgment brought by both the environmental groups and Duke Energy Carolinas and Duke Energy Progress for the remaining seven plants. On March 15, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Notice of Appeal with the North Carolina Court of Appeals to challenge the trial court’s order. The parties were unable to reach an agreement at mediation in April 2017 and submitted briefs to the trial court on remaining issues to be tried. On August 1, 2018, the Court of Appeals dismissed the appeal and the matter is proceeding before the trial court. No trial date has been scheduled. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Federal Citizens Suits
On June 13, 2016, the Roanoke River Basin Association (RRBA) filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. On August 19, 2016, Duke Energy Progress filed a Motion to Dismiss. On April 26, 2017, the court entered an order dismissing four of the claims in the federal citizen suit. Two claims relating to alleged violations of National Pollutant Discharge Elimination System (NPDES) permit provisions survived the motion to dismiss, and Duke Energy Progress filed its response on May 10, 2017. Duke Energy Progress and RRBA each filed motions for summary judgment on March 23, 2018. The court has not yet ruled on these motions.
On May 16, 2017, RRBA filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina, which asserts two claims relating to alleged violations of NPDES permit provisions at the Roxboro Plant and one claim relating to the use of nearby water bodies. Duke Energy Progress and RRBA each filed motions for summary judgment on April 17, 2018, and the court has not yet ruled on these motions.
On May 8, 2018, on motion from Duke Energy Progress, the court ordered trial in both of the above matters to be consolidated. Trial is currently scheduled for July 15, 2019.
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
On December 5, 2017, various parties filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina for alleged violations at Duke Energy Carolinas' Belews Creek Steam Station (Belews Creek) under the CWA. Duke Energy Carolinas filed a motion to dismiss on February 5, 2018, and on August 13, 2018, the court issued an order denying Duke Energy Carolinas’ motion to dismiss. Duke Energy Carolinas' answer to the complaint was filed on August 27, 2018. On October 10, 2018, Duke Energy Carolinas filed Motions to Dismiss for lack of standing, Motion for Judgment on the Pleadings and Motion to Stay Discovery. A hearing on the motion to stay is scheduled for December 12, 2018, and a scheduling conference has been set for January 2019.
Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these matters.
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
Duke Energy Carolinas and Duke Energy Progress have received formal demand letters from residents near Duke Energy Carolinas' and Duke Energy Progress' coal ash basins. The residents claim damages for nuisance and diminution in property value, among other things. The parties held three days of mediation discussions that ended at an impasse. On January 6, 2017, Duke Energy Carolinas and Duke Energy Progress received the plaintiffs' notice of their intent to file suits should the matter not settle. The NCDEQ preliminarily approved Duke Energy’s permanent water solution plans on January 13, 2017, and as a result shortly thereafter, Duke Energy issued a press release, providing additional details regarding the homeowner compensation package. This package consists of three components: (i) a $5,000 goodwill payment to each eligible well owner to support the transition to a new water supply, (ii) where a public water supply is available and selected by the eligible well owner, a stipend to cover 25 years of water bills and (iii) the Property Value Protection Plan. The Property Value Protection Plan is a program offered by Duke Energy designed to guarantee eligible plant neighbors the fair market value of their residential property should they decide to sell their property during the time that the plan is offered. Settlement payments are being made, and, as of September 30, 2018, Duke Energy Carolinas and Duke Energy Progress have remaining reserves of $4 million and $2 million, respectively.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

On September 14, 2017, a complaint was filed against Duke Energy Progress in New Hanover County Superior Court by a group of homeowners residing approximately 1 mile from Duke Energy Progress' Sutton Steam Plant (Sutton). The homeowners allege that coal ash constituents have been migrating from ash impoundments at Sutton into their groundwater for decades and that in 2015, Duke Energy Progress discovered these releases of coal ash, but failed to notify any officials or neighbors and failed to take remedial action. The homeowners claim unspecified physical and mental injuries as a result of consuming their well water and seek actual damages for personal injury, medical monitoring and punitive damages. On March 6, 2018, Plaintiffs' counsel voluntarily dismissed the action without prejudice
It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with future claims that might be made by these residents.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2018, there were 160 asserted claims for non-malignant cases with cumulative relief sought of up to $43 million, and 63 asserted claims for malignant cases with cumulative relief sought of up to $19 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $461 million at September 30, 2018, and $489 million at December 31, 2017. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2037, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2037 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $764 million in excess of the self-insured retention. Receivables for insurance recoveries were $553 million at September 30, 2018, and $585 million at December 31, 2017. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
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
Duke Energy Progress
Gypsum Supply Agreement Matter
On June 30, 2017, CertainTeed Gypsum NC, Inc. (CertainTeed) filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. Subsequently, CertainTeed also sought a preliminary injunction requiring Duke Energy Progress to provide 50,000 tons of gypsum per month through the trial date. The parties reached an agreement under which Duke Energy Progress delivered 50,000 tons of gypsum per month through August 2018. Trial in this matter was completed on July 16, 2018. On August 29, 2018, the court issued an order and opinion finding that Duke Energy Progress is required to supply 50,000 tons of gypsum/month, but that CertainTeed’s sole remedy for Duke Energy Progress’ long-term discontinuance under the agreement is liquidated damages. This ruling effectively limits CertainTeed’s remedies in the event that Duke Energy Progress elects to permanently discontinue gypsum supply at the Roxboro plant. The estimated maximum amount that would be owed under the liquidated damages provision is approximately $90 million. Both CertainTeed and Duke Energy Progress have filed cross-appeals, as they explore a possible resolution. Duke Energy Progress cannot predict the outcome of this matter.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Duke Energy Florida
Class Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the state of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal to the Eleventh Circuit U.S. Court of Appeals (Eleventh Circuit). On July 11, 2018, the Eleventh Circuit affirmed the U.S. District Court's dismissal of the lawsuit. The deadline to file a petition for cert was October 9, 2018, and no petition was filed; therefore, the dismissal of the lawsuit is final.
Westinghouse Contract Litigation
On March 28, 2014, Duke Energy Florida filed a lawsuit against Westinghouse in the U.S. District Court for the Western District of North Carolina. The lawsuit sought recovery of $54 million in milestone payments in excess of work performed under an Engineering, Procurement and Construction agreement (EPC) for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of an EPC contract. Duke Energy Florida recognized an exit obligation as a result of the termination of the EPC. On March 31, 2014, Westinghouse filed a separate lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania alleging damages under the same EPC contract in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee. On June 9, 2014, the judge in the North Carolina case ruled that the litigation would proceed in the Western District of North Carolina.
On July 11, 2016, Duke Energy Florida and Westinghouse filed separate Motions for Summary Judgment. On September 29, 2016, the court issued its ruling, granting Westinghouse a $30 million termination fee claim and dismissing Duke Energy Florida's $54 million refund claim. Westinghouse's claim for termination costs continued to trial. Following a trial on the matter, the court issued an order in December 2016 denying Westinghouse’s claim for termination costs and reaffirming its earlier ruling in favor of Westinghouse on the $30 million termination fee. Judgment was entered against Duke Energy Florida in the amount of approximately $34 million, which includes prejudgment interest. Westinghouse appealed the trial court's order to the Fourth Circuit and Duke Energy Florida cross-appealed.
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
MGP Cost Recovery Action
On December 30, 2011, Duke Energy Florida filed a lawsuit against FirstEnergy Corp. (FirstEnergy) to recover investigation and remediation costs incurred by Duke Energy Florida in connection with the restoration of two former MGP sites in Florida. Duke Energy Florida alleged that FirstEnergy, as the successor to Associated Gas & Electric Co., owes past and future contribution and response costs of up to $43 million for the investigation and remediation of MGP sites. On December 6, 2016, the trial court entered judgment against Duke Energy Florida in the case. In January 2017, Duke Energy Florida appealed the decision to the U.S. Court of Appeals for the Sixth Circuit, which affirmed the trial court's ruling on April 10, 2018. The dismissal of the lawsuit is therefore final.
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

(in millions)	September 30, 2018	December 31, 2017
Reserves for Legal Matters
Duke Energy	$63	$88
Duke Energy Carolinas	11	30
Progress Energy	50	55
Duke Energy Progress	11	13
Duke Energy Florida	23	24
Piedmont	1	2

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
5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2018
				Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida
Unsecured Debt
March 2018(a)	April 2025	3.950%	$250	$250	$—	$—	$—
May 2018(b)	May 2021	2.819%	500	500	—	—	—
September 2018(c)	September 2078	5.625%	500	500	—	—	—
First Mortgage Bonds
March 2018(d)	March 2023	3.050%	500	—	500	—	—
March 2018(d)	March 2048	3.950%	500	—	500	—	—
June 2018(e)	July 2028	3.800%	600	—	—	—	600
June 2018(e)	July 2048	4.200%	400	—	—	—	400
August 2018(f)	September 2023	3.375%	300	—	—	300	—
August 2018(f)	September 2028	3.700%	500	—	—	500	—
Total issuances			$4,050	$1,250	$1,000	$800	$1,000

(a)	Debt issued to pay down short-term debt.

(b)	Debt issued to pay down short-term debt. Debt issuance has a floating interest rate.

(c)	Callable after September 2023 at par. Debt issued to pay down short-term debt and for general corporate purposes.

(d)	Debt issued to repay at maturity a $300 million first mortgage bond due April 2018, pay down intercompany short-term debt and for general corporate purposes.

(e)	Debt issued to repay a portion of intercompany short-term debt under money-pool borrowing arrangement and for general corporate purposes.

(f)	Debt issued to repay short-term debt and for general corporate purposes.

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

(in millions)	Maturity Date	Interest Rate		September 30, 2018
Unsecured Debt
Progress Energy	March 2019	7.050%		$450
Duke Energy (Parent)	September 2019	5.050%		500
Piedmont	September 2019	2.848%	(b)	350
First Mortgage Bonds
Duke Energy Carolinas	November 2018	7.000%		500
Duke Energy Progress	January 2019	5.300%		600
Duke Energy Ohio	April 2019	5.450%		450
Other(a)				605
Current maturities of long-term debt				$3,455
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

	September 30, 2018
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,750	$1,400	$650	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(2,519)	(988)	(872)	(150)	—	(216)	(293)	—
Outstanding letters of credit	(55)	(47)	(4)	(2)	—	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity under the Master Credit Facility	$4,845	$1,615	$624	$998	$650	$234	$226	$498

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Three-Year Revolving Credit Facility
Duke Energy (Parent) has a $1.0 billion revolving credit facility (the Three Year Revolver) through June 2020. As of September 30, 2018, $500 million has been drawn under the Three Year Revolver. This balance is classified as Long-Term Debt on Duke Energy's Condensed Consolidated Balance Sheets. Any undrawn commitments can be drawn and borrowings can be prepaid, at any time throughout the term of the facility. The terms and conditions of the Three Year Revolver are generally consistent with those governing Duke Energy's Master Credit Facility.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Piedmont Term Loan Facility
In September 2018, Piedmont executed an amendment to its existing senior unsecured term loan (the Piedmont Term Loan). The amendment increased commitments from $250 million to $350 million and extended the maturity date to September 2019. As of September 30, 2018, the entire $350 million has been drawn under the Piedmont Term Loan. The balance is classified as Current maturities of long-term debt on Piedmont's Condensed Consolidated Balance Sheets.
6. ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants record AROs when there is a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of Nuclear Power Facilities(a)	$5,367	$2,031	$3,181	$2,650	$531	$—	$—	$—
Closure of Ash Impoundments	4,575	1,623	2,175	2,154	20	52	725	—
Other	314	58	79	37	42	46	19	15
Total ARO	$10,256	$3,712	$5,435	$4,841	$593	$98	$744	$15
Less: current portion	902	292	475	470	4	7	128	—
Total noncurrent ARO	$9,354	$3,420	$4,960	$4,371	$589	$91	$616	$15
(a)    Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
ARO Liability Rollforward
Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded AROs. The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2017(a)	$10,175	$3,610	$5,414	$4,673	$742	$84	$781	$15
Accretion expense(b)	319	133	168	145	23	3	22	—
Liabilities settled(c)	(431)	(198)	(186)	(155)	(31)	(5)	(42)	—
Liabilities incurred in the current year	34	8	—	—	—	—	25	—
Revisions in estimates of cash flows(d)	159	159	39	178	(141)	16	(42)	—
Balance at September 30, 2018	$10,256	$3,712	$5,435	$4,841	$593	$98	$744	$15

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)
For the nine months ended September 30, 2018, substantially all accretion expense relates to Duke Energy's regulated operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Primarily relates to ash impoundment closures and nuclear decommissioning of Crystal River Unit 3.

(d)
Primarily relates to increases in groundwater monitoring estimates for closure of ash impoundments, partially offset by modifications to the timing of expected cash flows and a reduction for nuclear decommissioning at Crystal River Unit 3 compared to original estimates.

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

7. GOODWILL
Duke Energy
The following table presents the goodwill by reportable operating segment included on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2018, and December 31, 2017.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance at December 31, 2017	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(29)	$(29)
Goodwill balance at December 31, 2017, adjusted for accumulated impairment charges	$17,379	$1,924	$93	$19,396

Goodwill balance at September 30, 2018	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill balance at September 30, 2018, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2018, and December 31, 2017.
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
In the third quarter of 2018, based on the results of the annual quantitative goodwill impairment test, management determined that the fair value of the Commercial Renewables reporting unit was below its respective carrying value, including goodwill. Determination of the Commercial Renewables reporting unit fair value was based on an income approach, which estimates the fair value based on discounted future cash flows. The fair value of the Commercial Renewables reporting unit is impacted by several factors, including forecasted tax credit utilization, the cost of capital, current and forecasted solar and wind volumes, and legislative developments. Certain assumptions used in determining the fair value of the reporting unit in the 2018 impairment test changed from those used in the 2017 annual impairment test including the cost of capital as a result of rising interest rates and the timing of tax credit utilization due to the Tax Act and IRS (Internal Revenue Service) clarification on bonus depreciation in August 2018. Based on the quantitative impairment test, the estimated fair value of the Commercial Renewables reporting unit was below its carrying value by an immaterial amount but still more than the goodwill balance assigned to the reporting unit. As such, the entire remaining goodwill balance of approximately $93 million was impaired during the third quarter of 2018.
The fair value of all other reporting units for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis. As such, no other impairment charges were recorded in the third quarter of 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$214	$206	$647	$645
Indemnification coverages(b)	6	5	17	17
JDA revenue(c)	13	9	66	42
JDA expense(c)	61	39	134	91
Intercompany natural gas purchases(d)	3	3	11	5
Progress Energy
Corporate governance and shared service expenses(a)	$216	$207	$613	$555
Indemnification coverages(b)	8	10	25	29
JDA revenue(c)	61	39	134	91
JDA expense(c)	13	9	66	42
Intercompany natural gas purchases(d)	20	19	58	57
Duke Energy Progress
Corporate governance and shared service expenses(a)	$138	$112	$382	$321
Indemnification coverages(b)	3	4	9	11
JDA revenue(c)	61	39	134	91
JDA expense(c)	13	9	66	42
Intercompany natural gas purchases(d)	20	19	58	57
Duke Energy Florida
Corporate governance and shared service expenses(a)	$78	$95	$231	$234
Indemnification coverages(b)	5	6	16	18
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$85	$90	$264	$275
Indemnification coverages(b)	1	1	3	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$105	$94	$302	$281
Indemnification coverages(b)	2	2	6	6
Piedmont
Corporate governance and shared service expenses(a)	$39	$11	$115	$25
Indemnification coverages(b)	1	1	2	2
Intercompany natural gas sales(d)	23	22	69	62

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

In addition to the amounts presented above, the Subsidiary Registrants have other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. These transactions of the Subsidiary Registrants were not material for the three and nine months ended September 30, 2018, and 2017.

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
Equity Method Investments
Piedmont has related party transactions as a customer of its equity method investments in natural gas storage and transportation facilities. The following table presents expenses for the three and nine months ended September 30, 2018, and 2017, which are included in Cost of natural gas on Piedmont's Condensed Consolidated Statements of Operations and Comprehensive Income.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Type of expense	2018	2017	2018	2017
Cardinal	Transportation Costs	$2	$2	$5	$6
Pine Needle	Natural Gas Storage Costs	2	2	6	6
Hardy Storage	Natural Gas Storage Costs	2	2	7	7
Total		$6	$6	$18	$19
Piedmont had accounts payable to its equity method investments of $2 million at September 30, 2018, and December 31, 2017, related to these transactions. These amounts are included in Accounts payable on the Condensed Consolidated Balance Sheets.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2018
Intercompany income tax receivable	$32	$196	$80	$—	$—	$22	$11
Intercompany income tax payable	—	—	—	77	9	—	—

December 31, 2017
Intercompany income tax receivable	$—	$168	$—	$44	$22	$—	$7
Intercompany income tax payable	44	—	21	—	—	35	—
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three and nine months ended September 30, 2018, and 2017 were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business.
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
The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$411	$—	$—	$—	$—	$—
Undesignated contracts	1,127	400	500	250	250	27
Total notional amount(a)	$1,538	$400	$500	$250	$250	$27

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$660	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,587	$400	$500	$250	$250	$27

(a)
Duke Energy includes amounts related to consolidated VIEs of $411 million in cash flow hedges and $200 million in undesignated contracts as of September 30, 2018, and $660 million in cash flow hedges as of December 31, 2017.

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

	September 30, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	170	—	—	—	—	170	—
Natural gas (millions of dekatherms)	744	119	167	158	9	1	457

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	34	—	—	—	—	34	—
Natural gas (millions of dekatherms)	770	105	183	133	50	2	480

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

Derivative Assets	September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$46	$2	$3	$2	$1	$8	$29	$4
Noncurrent	1	—	—	—	—	—	—	—
Total Derivative Assets – Commodity Contracts	$47	$2	$3	$2	$1	$8	$29	$4
Interest Rate Contracts
Designated as Hedging Instruments
Current	$6	$5	$—	$—	$—	$—	$—	$—
Noncurrent	6	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	—	—	—	—	—	—
Noncurrent	17	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$30	$5	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$77	$7	$3	$2	$1	$8	$29	$4

Derivative Liabilities	September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$26	$14	$5	$5	$—	$—	$—	$7
Noncurrent	177	14	17	8	—	—	—	146
Total Derivative Liabilities – Commodity Contracts	$203	$28	$22	$13	$—	$—	$—	$153
Interest Rate Contracts
Designated as Hedging Instruments
Current	$2	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	7	—	6	3	3	1	—	—
Noncurrent	13	—	9	8	2	3	—	—
Total Derivative Liabilities – Interest Rate Contracts	$22	$—	$15	$11	$5	$4	$—	$—
Total Derivative Liabilities	$225	$28	$37	$24	$5	$4	$—	$153

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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Derivative Assets	September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$53	$7	$3	$2	$1	$8	$29	$4
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$49	$5	$1	$—	$1	$8	$29	$4
Noncurrent
Gross amounts recognized	$24	$—	$—	$—	$—	$—	$—	$—
Gross amounts offset	(1)	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$23	$—	$—	$—	$—	$—	$—	$—

Derivative Liabilities	September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$35	$14	$11	$8	$3	$1	$—	$7
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$31	$12	$9	$6	$3	$1	$—	$7
Noncurrent
Gross amounts recognized	$190	$14	$26	$16	$2	$3	$—	$146
Gross amounts offset	(1)	—	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$189	$14	$25	$15	$2	$3	$—	$146

Derivative Assets	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$35	$2	$2	$1	$1	$1	$27	$2
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$35	$2	$2	$1	$1	$1	$27	$2
Noncurrent
Gross amounts recognized	$16	$—	$1	$1	$—	$—	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$—	$1	$1	$—	$—	$—	$—

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

	September 30, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$48	$26	$23	$22	$—
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	48	26	23	22	—

	December 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$59	$35	$25	$15	$10
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	59	35	25	15	10
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2018, and December 31, 2017.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$75	$—	$—	$115
Equity securities	3,117	48	5,272	2,805	27	4,914
Corporate debt securities	5	10	595	17	2	570
Municipal bonds	—	7	346	4	3	344
U.S. government bonds	5	25	974	11	7	1,027
Other debt securities	—	3	141	—	1	118
Total NDTF Investments	$3,127	$93	$7,403	$2,837	$40	$7,088
Other Investments
Cash and cash equivalents	$—	$—	$21	$—	$—	$15
Equity securities	51	—	115	59	—	123
Corporate debt securities	—	1	64	1	—	57
Municipal bonds	1	1	85	2	1	83
U.S. government bonds	—	1	59	—	—	41
Other debt securities	—	1	43	—	1	44
Total Other Investments	$52	$4	$387	$62	$2	$363
Total Investments	$3,179	$97	$7,790	$2,899	$42	$7,451

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2018
Due in one year or less	$100
Due after one through five years	492
Due after five through 10 years	561
Due after 10 years	1,154
Total	$2,307

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2018, and from sales of AFS securities for the three and nine months ended September 30, 2017, were as follows.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2018
FV-NI:
Realized gains	$19	$85
Realized losses	16	60
AFS:
Realized gains	4	14
Realized losses	7	32

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2017	September 30, 2017
Realized gains	$37	$170
Realized losses	25	124
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$18	$—	$—	$32
Equity securities	1,692	29	2,890	1,531	12	2,692
Corporate debt securities	2	7	372	9	2	359
Municipal bonds	—	2	80	—	1	60
U.S. government bonds	1	14	439	3	4	503
Other debt securities	—	3	137	—	1	112
Total NDTF Investments	$1,695	$55	$3,936	$1,543	$20	$3,758

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2018
Due in one year or less	$12
Due after one through five years	161
Due after five through 10 years	289
Due after 10 years	566
Total	$1,028

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2018, and from sales of AFS securities for the three and nine months ended September 30, 2017, were as follows.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2018
FV-NI:
Realized gains	$11	$47
Realized losses	8	30
AFS:
Realized gains	4	13
Realized losses	6	24

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2017	September 30, 2017
Realized gains	$20	$110
Realized losses	13	76
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$57	$—	$—	$83
Equity securities	1,425	19	2,382	1,274	15	2,222
Corporate debt securities	3	3	223	8	—	211
Municipal bonds	—	5	266	4	2	284
U.S. government bonds	4	11	535	8	3	524
Other debt securities	—	—	4	—	—	6
Total NDTF Investments	$1,432	$38	$3,467	$1,294	$20	$3,330
Other Investments
Cash and cash equivalents	$—	$—	$18	$—	$—	$12
Municipal bonds	1	—	48	2	—	47
Total Other Investments	$1	$—	$66	$2	$—	$59
Total Investments	$1,433	$38	$3,533	$1,296	$20	$3,389

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2018
Due in one year or less	$83
Due after one through five years	268
Due after five through 10 years	217
Due after 10 years	508
Total	$1,076

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2018, and from sales of AFS securities for the three and nine months ended September 30, 2017, were as follows.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2018
FV-NI:
Realized gains	$8	$38
Realized losses	8	30
AFS:
Realized gains	—	1
Realized losses	1	8

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2017	September 30, 2017
Realized gains	$16	$58
Realized losses	12	47
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$42	$—	$—	$50
Equity securities	1,101	14	1,913	980	12	1,795
Corporate debt securities	2	2	162	6	—	149
Municipal bonds	—	5	265	4	2	283
U.S. government bonds	3	8	352	5	2	310
Other debt securities	—	—	2	—	—	4
Total NDTF Investments	$1,106	$29	$2,736	$995	$16	$2,591
Other Investments
Cash and cash equivalents	$—	$—	$8	$—	$—	$1
Total Other Investments	$—	$—	$8	$—	$—	$1
Total Investments	$1,106	$29	$2,744	$995	$16	$2,592

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2018
Due in one year or less	$40
Due after one through five years	200
Due after five through 10 years	156
Due after 10 years	385
Total	$781

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2018, and from sales of AFS securities for the three and nine months ended September 30, 2017, were as follows.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2018
FV-NI:
Realized gains	$7	$32
Realized losses	7	27
AFS:
Realized gains	—	1
Realized losses	1	6

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2017	September 30, 2017
Realized gains	$14	$49
Realized losses	11	41
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$15	$—	$—	$33
Equity securities	324	5	469	294	3	427
Corporate debt securities	1	1	61	2	—	62
Municipal bonds	—	—	1	—	—	1
U.S. government bonds	1	3	183	3	1	214
Other debt securities	—	—	2	—	—	2
Total NDTF Investments(b)	$326	$9	$731	$299	$4	$739
Other Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$1
Municipal bonds	1	—	48	2	—	47
Total Other Investments	$1	$—	$48	$2	$—	$48
Total Investments	$327	$9	$779	$301	$4	$787

(a)
Where regulatory accounting is applied, realized and unrealized gains and losses are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

(b)
During the nine months ended September 30, 2018, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3 nuclear plant.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2018
Due in one year or less	$43
Due after one through five years	68
Due after five through 10 years	61
Due after 10 years	123
Total	$295

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2018, and from sales of AFS securities for the three and nine months ended September 30, 2017, were as follows.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2018
FV-NI:
Realized gains	$1	$6
Realized losses	1	3
AFS:
Realized gains	—	—
Realized losses	—	2

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2017	September 30, 2017
Realized gains	$2	$9
Realized losses	1	6
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	September 30, 2018(a)			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$40	$—	$78	$49	$—	$97
Corporate debt securities	—	—	8	—	—	3
Municipal bonds	—	1	32	—	1	28
Total Investments	$40	$1	$118	$49	$1	$128

(a)
Realized and unrealized gains and losses where regulatory accounting is applied are deferred as regulatory assets or liabilities, and there is no impact to net income or other comprehensive income until the gain or loss is amortized or collected.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2018
Due in one year or less	$2
Due after one through five years	20
Due after five through 10 years	5
Due after 10 years	13
Total	$40
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2018, and from sales of AFS securities for the three and nine months ended September 30, 2017, were insignificant.
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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three and nine months ended September 30, 2018, and 2017.
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

	September 30, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$5,272	$5,203	$—	$—	$69
NDTF debt securities	2,131	510	1,621	—	—
Other equity securities	115	115	—	—	—
Other debt securities	272	78	194	—	—
Derivative assets	77	4	36	37	—
Total assets	7,867	5,910	1,851	37	69
Derivative liabilities	(225)	—	(72)	(153)	—
Net assets (liabilities)	$7,642	$5,910	$1,779	$(116)	$69

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,914	$4,840	$—	$—	$74
NDTF debt securities	2,174	635	1,539	—	—
Other equity securities	123	123	—	—	—
Other debt securities	241	57	184	—	—
Derivative assets	51	3	20	28	—
Total assets	7,503	5,658	1,743	28	74
Derivative liabilities	(230)	(2)	(86)	(142)	—
Net assets (liabilities)	$7,273	$5,656	$1,657	$(114)	$74
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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$—	$(97)	$(97)	$—	$(91)	$(91)
Purchases, sales, issuances and settlements:
Settlements	—	(14)	(14)	—	(12)	(12)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	—	(5)	(5)	—	10	10
Balance at end of period	$—	$(116)	$(116)	$—	$(93)	$(93)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(in millions)	Investments	Derivatives (net)	Total	Investments	Derivatives (net)	Total
Balance at beginning of period	$—	$(114)	$(114)	$5	$(166)	$(161)
Total pretax realized or unrealized gains included in comprehensive income	—	—	—	1	—	1
Purchases, sales, issuances and settlements:
Purchases	—	56	56	—	55	55
Sales	—	—	—	(6)	—	(6)
Settlements	—	(43)	(43)	—	(30)	(30)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	—	(15)	(15)	—	48	48
Balance at end of period	$—	$(116)	$(116)	$—	$(93)	$(93)

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

	September 30, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,890	$2,821	$—	$69
NDTF debt securities	1,046	122	924	—
Derivative assets	7	—	7	—
Total assets	3,943	2,943	931	69
Derivative liabilities	(28)	—	(28)	—
Net assets	$3,915	$2,943	$903	$69

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,692	$2,618	$—	$74
NDTF debt securities	1,066	204	862	—
Derivative assets	2	—	2	—
Total assets	3,760	2,822	864	74
Derivative liabilities	(35)	(1)	(34)	—
Net assets	$3,725	$2,821	$830	$74
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Investments
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$—	$—	$—	$3
Total pretax realized or unrealized gains included in comprehensive income	—	—	—	1
Purchases, sales, issuances and settlements:
Sales	—	—	—	(4)
Balance at end of period	$—	$—	$—	$—

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

	September 30, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,382	$2,382	$—	$2,222	$2,222	$—
NDTF debt securities	1,085	388	697	1,108	431	677
Other debt securities	66	18	48	59	12	47
Derivative assets	3	—	3	3	1	2
Total assets	3,536	2,788	748	3,392	2,666	726
Derivative liabilities	(37)	—	(37)	(36)	(1)	(35)
Net assets	$3,499	$2,788	$711	$3,356	$2,665	$691
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,913	$1,913	$—	$1,795	$1,795	$—
NDTF debt securities	823	254	569	796	243	553
Other debt securities	8	8	—	1	1	—
Derivative assets	2	—	2	2	1	1
Total assets	2,746	2,175	571	2,594	2,040	554
Derivative liabilities	(24)	—	(24)	(18)	(1)	(17)
Net assets	$2,722	$2,175	$547	$2,576	$2,039	$537
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$469	$469	$—	$427	$427	$—
NDTF debt securities	262	134	128	312	188	124
Other debt securities	48	—	48	48	1	47
Derivative assets	1	—	1	1	—	1
Total assets	780	603	177	788	616	172
Derivative liabilities	(5)	—	(5)	(12)	—	(12)
Net assets	$775	$603	$172	$776	$616	$160
DUKE ENERGY OHIO
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 2	Level 3	Total Fair Value	Level 2	Level 3
Derivative assets	$8	$—	$8	$1	$—	$1
Derivative liabilities	(4)	(4)	—	(5)	(5)	—
Net assets (liabilities)	$4	$(4)	$8	$(4)	$(5)	$1

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

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$9	$3	$1	$5
Purchases, sales, issuances and settlements:
Purchases	—	—	7	3
Settlements	(1)	(1)	(2)	(3)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	—	—	2	(3)
Balance at end of period	$8	$2	$8	$2
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2018				December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$78	$78	$—	$—	$97	$97	$—	$—
Other debt securities	40	—	40	—	31	—	31	—
Derivative assets	29	—	—	29	27	—	—	27
Total assets	$147	$78	$40	$29	$155	$97	$31	$27
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$44	$51	$27	$16
Purchases, sales, issuances and settlements:
Purchases	—	—	49	52
Settlements	(13)	(11)	(41)	(27)
Total losses included on the Condensed Consolidated Balance Sheet	(2)	(12)	(6)	(13)
Balance at end of period	$29	$28	$29	$28

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

	September 30, 2018
(in millions)	Total Fair Value	Level 1	Level 3
Derivative assets	$4	$4	$—
Derivative liabilities	(153)	—	(153)
Net (liabilities) assets	$(149)	$4	$(153)

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 3
Other debt securities	$1	$1	$—
Derivative assets	2	2	—
Total assets	3	3	—
Derivative liabilities	(142)	—	(142)
Net (liabilities) assets	$(139)	$3	$(142)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$(150)	$(145)	$(142)	$(187)
Total (losses) gains and settlements	(3)	22	(11)	64
Balance at end of period	$(153)	$(123)	$(153)	$(123)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2018
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
Financial Transmission Rights (FTRs)	$8	RTO auction pricing	FTR price – per megawatt-hour (MWh)	$1.03	-	$4.10
Duke Energy Indiana
FTRs	29	RTO auction pricing	FTR price – per MWh	(2.32)	-	8.11
Piedmont
Natural gas contracts	(153)	Discounted cash flow	Forward natural gas curves – price per million British thermal unit (MMBtu)	1.74	-	3.41
Duke Energy
Total Level 3 derivatives	$(116)

	December 31, 2017
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$0.07	-	$1.41
Duke Energy Indiana
FTRs	27	RTO auction pricing	FTR price – per MWh	(0.77)	-	7.44
Piedmont
Natural gas contracts	(142)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.10	-	2.88
Duke Energy
Total Level 3 derivatives	$(114)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2018		December 31, 2017
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$53,962	$53,949	$52,279	$55,331
Duke Energy Carolinas	10,395	10,887	10,103	11,372
Progress Energy	18,912	19,825	17,837	20,000
Duke Energy Progress	8,154	8,231	7,357	7,992
Duke Energy Florida	7,371	7,749	7,095	7,953
Duke Energy Ohio	2,066	2,136	2,067	2,249
Duke Energy Indiana	3,783	4,178	3,783	4,464
Piedmont	2,138	2,175	2,037	2,209

(a)
Book value of long-term debt includes $1.6 billion as of September 30, 2018, and $1.7 billion as of December 31, 2017, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

At both September 30, 2018, and December 31, 2017, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

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
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2018, and the year ended December 31, 2017, or is expected to be provided in the future, that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	December 2020	December 2020	February 2021	April 2021
Credit facility amount	$325	$450	$300	$225
Amounts borrowed at September 30, 2018	325	450	300	225
Amounts borrowed at December 31, 2017	325	450	300	225
Restricted Receivables at September 30, 2018	504	795	635	456
Restricted Receivables at December 31, 2017	545	640	459	317

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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2018	December 31, 2017
Receivables of VIEs	$7	$4
Regulatory Assets: Current	52	51
Current Assets: Other	14	40
Other Noncurrent Assets: Regulatory assets	1,055	1,091
Current Liabilities: Other	3	10
Current maturities of long-term debt	53	53
Long-Term Debt	1,111	1,164
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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to renewables VIEs.

(in millions)	September 30, 2018	December 31, 2017
Current Assets: Other	$203	$174
Property, plant and equipment, cost	4,025	3,923
Accumulated depreciation and amortization	(695)	(591)
Other Noncurrent Assets: Other	268	50
Current maturities of long-term debt	175	170
Long-Term Debt	1,604	1,700
Other Noncurrent Liabilities: Deferred income taxes	—	(148)
Other Noncurrent Liabilities: Other	225	241

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	September 30, 2018
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments(a)	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$56	$94
Investments in equity method unconsolidated affiliates	729	190	47	966	—	—
Total assets	$729	$190	$47	$966	$56	$94
Other current liabilities	—	—	3	3	—	—
Deferred income taxes	14	—	—	14	—	—
Other noncurrent liabilities	—	—	11	11	—	—
Total liabilities	$14	$—	$14	$28	$—	$—
Net assets	$715	$190	$33	$938	$56	$94

(a)	See Pipeline Investments table below for further details regarding Investments in equity method unconsolidated affiliates.

	December 31, 2017
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$87	$106
Investments in equity method unconsolidated affiliates	697	180	42	919	—	—
Other noncurrent assets	17	—	—	17	—	—
Total assets	$714	$180	$42	$936	$87	$106
Taxes accrued	(29)	—	—	(29)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	42	—	—	42	—	—
Other noncurrent liabilities	—	—	12	12	—	—
Total liabilities	$13	$—	$16	$29	$—	$—
Net assets	$701	$180	$26	$907	$87	$106
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
The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	September 30,	December 31,
Entity Name	Interest	2018	2017
ACP	47%	$704	$397
Sabal Trail(a)	7.5%	—	219
Constitution(b)	24%	25	81
Total		$729	$697

(a)
At December 31, 2017, Sabal Trail was considered a VIE due to having insufficient equity to finance their own activities without subordinated financial support. However, Sabal Trail is now a fully operational, well capitalized entity. As a result, Sabal Trail has sufficient equity to finance its own activities, and therefore, is no longer considered a VIE. Duke Energy's investment in Sabal Trail was $112 million at September 30, 2018.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

(b)
During the nine months ended September 30, 2018, Duke Energy recorded an OTTI of $55 million related to Constitution within Equity in earnings of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Income. See Note 3 for additional information.

In 2017, ACP executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is $486 million, which represents 47 percent of the outstanding borrowings under the credit facility as of September 30, 2018.
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
OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE due to OVEC having insufficient equity to finance its activities without subordinated financial support. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business. On March 31, 2018, FirstEnergy Solutions (FES), a subsidiary of FirstEnergy and an ICPA counterparty with a power participation ratio of 4.85 percent, filed for Chapter 11 bankruptcy, which could increase costs allocated to the counterparties. On July 31, 2018, the bankruptcy court rejected the FES ICPA, which means OVEC is an unsecured creditor in the FES bankruptcy proceeding. Duke Energy Ohio cannot predict the impact of the bankruptcy filing on its OVEC interests. In addition, certain proposed environmental rulemaking could result in future increased OVEC cost allocations.
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2018	2017	2018	2017
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	2.9%	2.1%	2.9%	2.1%
Receivable turnover rate	13.6%	13.5%	10.9%	10.7%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Receivables sold	$218	$273	$326	$312
Less: Retained interests	56	87	94	106
Net receivables sold	$162	$186	$232	$206

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Sales
Receivables sold	$450	$438	$1,478	$1,392	$754	$720	$2,140	$2,047
Loss recognized on sale	4	2	10	7	5	3	12	9
Cash flows
Cash proceeds from receivables sold	$449	$434	$1,499	$1,421	$743	$713	$2,140	$2,064
Collection fees received	—	1	1	1	—	—	1	1
Return received on retained interests	2	—	5	2	3	2	7	5
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

	Remaining Performance Obligations
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Progress Energy	$24	$112	$121	$80	$82	$81	$500
Duke Energy Progress	2	9	9	9	9	18	56
Duke Energy Florida	22	103	112	71	73	63	444
Duke Energy Indiana	2	9	10	5	—	—	26
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

	Remaining Performance Obligations
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Piedmont	$18	$71	$70	$65	$64	$462	$750
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

	Three Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,729	$823	$1,425	$572	$853	$203	$279	$—
General	1,763	635	800	373	427	112	218	—
Industrial	835	352	246	177	69	33	202	—
Wholesale	589	132	372	335	37	3	81	—
Other revenues	225	109	134	90	44	20	29	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,141	$2,051	$2,977	$1,547	$1,430	$371	$809	$—

Gas Utilities and Infrastructure
Residential	$116	$—	$—	$—	$—	$59	$—	$57
Commercial	66	—	—	—	—	20	—	46
Industrial	28	—	—	—	—	3	—	24
Power Generation	—	—	—	—	—	—	—	13
Other revenues	23	—	—	—	—	1	—	22
Total Gas Utilities and Infrastructure revenue from contracts with customers	$233	$—	$—	$—	$—	$83	$—	$162

Commercial Renewables
Revenue from contracts with customers	$61	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$16	$—	$—	$—	$—	$12	$—	$—

Total revenue from contracts with customers	$6,451	$2,051	$2,977	$1,547	$1,430	$466	$809	$162

Other revenue sources(a)	$177	$39	$68	$35	$32	$3	$10	$10
Total revenues	$6,628	$2,090	$3,045	$1,582	$1,462	$469	$819	$172

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	Nine Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$7,264	$2,263	$3,636	$1,540	$2,096	$564	$802	$—
General	4,619	1,608	2,109	972	1,137	318	584	—
Industrial	2,235	893	678	481	197	96	567	—
Wholesale	1,737	366	1,140	1,019	121	5	226	—
Other revenues	558	261	359	222	137	57	66	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$16,413	$5,391	$7,922	$4,234	$3,688	$1,040	$2,245	$—

Gas Utilities and Infrastructure
Residential	$682	$—	$—	$—	$—	$236	$—	$446
Commercial	354	—	—	—	—	97	—	257
Industrial	107	—	—	—	—	13	—	93
Power Generation	—	—	—	—	—	—	—	40
Other revenues	101	—	—	—	—	13	—	88
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,244	$—	$—	$—	$—	$359	$—	$924

Commercial Renewables
Revenue from contracts with customers	$141	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$47	$—	$—	$—	$—	$36	$—	$—

Total Revenue from contracts with customers	$17,845	$5,391	$7,922	$4,234	$3,688	$1,435	$2,245	$924

Other revenue sources(a)	$561	$134	$197	$99	$92	$17	$43	$16
Total revenues	$18,406	$5,525	$8,119	$4,333	$3,780	$1,452	$2,288	$940

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

(in millions)	September 30, 2018	December 31, 2017
Duke Energy	$802	$944
Duke Energy Carolinas	278	342
Progress Energy	283	228
Duke Energy Progress	163	143
Duke Energy Florida	120	85
Duke Energy Ohio	2	4
Duke Energy Indiana	25	21
Piedmont	3	86
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

(in millions)	September 30, 2018	December 31, 2017
Duke Energy Ohio	$68	$104
Duke Energy Indiana	121	132
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share amounts)	2018	2017	2018	2017
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$1,077	$954	$2,199	$2,356
Weighted average shares outstanding – basic	713	700	705	700
Equity Forwards	1	—	1	—
Weighted average shares outstanding – diluted	714	700	706	700
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$1.51	$1.36	$3.12	$3.37
Diluted	$1.51	$1.36	$3.11	$3.37
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.9275	$0.89	$2.7075	$2.60

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Equity Issuance
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
Separately, in March 2018, Duke Energy marketed an equity offering of 21.3 million shares of common stock through an Underwriting Agreement with Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Barclays Capital Inc. and Goldman Sachs & Co. LLC, as representatives of several underwriters, Credit Suisse Capital LLC and J.P. Morgan Securities LLC as Forward Sellers, and Credit Suisse Capital LLC and JPMorgan Chase National Bank Associate, acting as forward purchasers. In connection with the offering, Duke Energy entered into equity forward sale agreements with Credit Suisse Securities (USA) LLC as Agent for Credit Suisse Capital LLC and J.P. Morgan Chase Bank, National Association. The sale price was $75 per share less certain net adjustments for an initial forward price of $74.07 per share. The Equity Forwards require Duke Energy to either physically settle the transactions by issuing 21.3 million shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements, or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternative is at Duke Energy's election. In June 2018, Duke Energy physically settled one-half of the equity forwards by delivering approximately 10.6 million shares of common stock in exchange for net cash proceeds of approximately $781 million.
For contracts that have not been settled, no amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to the equity or ATM offerings until settlements of the Equity Forwards occur, which is expected by December 31, 2018. If Duke Energy had elected to net share settle these contracts as of September 30, 2018, Duke Energy would have been required to deliver 1.1 million shares. The initial forward sale price will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreement. Until settlement of the Equity Forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Duke Energy's stock is higher than the average forward sales price.
For the nine months ended September 30, 2018, Duke Energy has issued 1.7 million shares through its Dividend Reinvestment Program (DRIP) with an increase in additional paid-in capital of approximately $134 million.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

15. STOCK-BASED COMPENSATION
Stock-based compensation awarded to employees or outside directors is measured at the service inception date or grant date. The fair value of the award is expensed or capitalized over the requisite service period. For awards with performance conditions, the probability of vesting is assessed at each reporting period and compensation cost is adjusted based upon that assessment.
The following table presents information related to Duke Energy's stock–based compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Restricted stock unit awards	$10	$10	$32	$30
Performance awards	13	7	27	20
Pretax stock-based compensation cost	$23	$17	$59	$50
Stock-based compensation cost capitalized	$1	$1	$3	$2
Stock-based compensation expense	$22	$16	$56	$48
Tax benefit associated with stock-based compensation expense	$5	$6	$13	$18
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table presents contributions made by the Duke Energy Registrants to their qualified defined benefit pension plans during the nine months ended September 30, 2018.

		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Contributions	$141	$46	$45	$25	$20	$8
Duke Energy and Duke Energy Ohio made contributions of $8 million and $4 million, respectively, to their qualified defined benefit pension plans during the nine months ended September 30, 2017.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$47	$15	$13	$7	$5	$2	$2	$2
Interest cost on projected benefit obligation	74	18	24	10	13	4	6	3
Expected return on plan assets	(140)	(37)	(45)	(21)	(23)	(7)	(10)	(6)
Amortization of actuarial loss	33	7	11	6	6	1	2	3
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(3)
Net periodic pension costs	$6	$1	$2	$2	$1	$—	$—	$(1)

	Three Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$40	$12	$12	$6	$5	$1	$2	$3
Interest cost on projected benefit obligation	82	20	25	12	13	4	7	3
Expected return on plan assets	(136)	(35)	(43)	(21)	(21)	(7)	(11)	(6)
Amortization of actuarial loss	36	8	14	6	7	1	3	3
Amortization of prior service credit	(6)	(2)	(1)	—	—	—	—	(1)
Other	2	—	1	—	—	—	—	—
Net periodic pension costs	$18	$3	$8	$3	$4	$(1)	$1	$2

	Nine Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$137	$45	$39	$22	$16	$4	$7	$6
Interest cost on projected benefit obligation	224	54	70	31	38	13	18	9
Expected return on plan assets	(420)	(111)	(133)	(63)	(69)	(21)	(31)	(18)
Amortization of actuarial loss	99	21	33	16	18	3	6	9
Amortization of prior service credit	(24)	(6)	(3)	(1)	(1)	—	—	(9)
Net periodic pension costs	$16	$3	$6	$5	$2	$(1)	$—	$(3)

	Nine Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$120	$36	$36	$18	$15	$3	$6	$9
Interest cost on projected benefit obligation	246	60	75	36	39	14	21	9
Expected return on plan assets	(408)	(106)	(129)	(63)	(63)	(21)	(33)	(18)
Amortization of actuarial loss	108	24	42	18	21	3	9	9
Amortization of prior service credit	(18)	(6)	(3)	—	—	—	—	(3)
Other	6	—	3	1	—	—	—	1
Net periodic pension costs	$54	$8	$24	$10	$12	$(1)	$3	$7
NON-QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for non-qualified pension plans for registrants with non-qualified pension costs.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

	Three Months Ended September 30, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Interest cost on projected benefit obligation	$3	$—	$1	$—	$—
Amortization of actuarial loss	2	—	—	—	—
Net periodic pension costs	$5	$—	$1	$—	$—

	Three Months Ended September 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Interest cost on projected benefit obligation	$4	$—	$1	$1	$1
Amortization of actuarial loss	2	—	1	—	—
Net periodic pension costs	$6	$—	$2	$1	$1

	Nine Months Ended September 30, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$1	$—	$—	$—
Interest cost on projected benefit obligation	9	—	3	1	1
Amortization of actuarial loss	6	—	—	—	—
Amortization of prior service (credit) cost	(1)	—	1	—	—
Net periodic pension costs	$15	$1	$4	$1	$1

	Nine Months Ended September 30, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Interest cost on projected benefit obligation	$10	$1	$3	$2	$2
Amortization of actuarial loss	6	—	3	—	—
Net periodic pension costs	$16	$1	$6	$2	$2
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	7	2	3	2	1	—	1	—
Expected return on plan assets	(4)	(2)	—	—	—	—	—	—
Amortization of actuarial loss	2	1	—	—	—	—	1	—
Amortization of prior service credit	(5)	(1)	(2)	—	(1)	—	—	—
Net periodic other post-retirement benefit costs	$2	$—	$1	$2	$—	$—	$2	$—

	Three Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	2	—	1	—
Expected return on plan assets	(3)	(2)	—	—	—	—	—	—
Amortization of actuarial loss	2	—	5	3	2	—	—	—
Amortization of prior service credit	(29)	(2)	(21)	(14)	(8)	—	—	—
Net periodic other post-retirement benefit costs	$(20)	$(2)	$(12)	$(9)	$(4)	$—	$1	$—

	Nine Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$5	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	21	5	9	5	4	1	3	—
Expected return on plan assets	(10)	(6)	—	—	—	—	—	—
Amortization of actuarial loss	5	2	1	—	—	—	3	—
Amortization of prior service credit	(15)	(3)	(6)	—	(4)	—	—	(1)
Net periodic other post-retirement benefit costs	$6	$(1)	$4	$5	$—	$1	$6	$(1)

	Nine Months Ended September 30, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$3	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	27	6	11	6	6	—	1	—
Expected return on plan assets	(10)	(6)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	6	(2)	15	9	6	(1)	—	—
Amortization of prior service credit	(87)	(6)	(63)	(41)	(23)	—	—	—
Net periodic other post-retirement benefit costs	$(61)	$(8)	$(37)	$(26)	$(11)	$(1)	$1	$—

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

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Three Months Ended September 30,
2018	$49	$15	$13	$9	$4	$—	$3	$4
2017	43	14	12	9	4	1	2	2
Nine Months Ended September 30,
2018	$167	$53	$45	$31	$14	$2	$8	$10
2017	147	49	42	30	13	3	7	5
17. INCOME TAXES
Tax Act
On December 22, 2017, President Trump signed the Tax Act into law. Among other provisions, the Tax Act lowered the corporate federal income tax rate from 35 to 21 percent, limits interest deductions outside of regulated utility operations, requires the normalization of excess deferred taxes associated with property under ARAM as a prerequisite to qualifying for accelerated depreciation and repealed the federal manufacturing deduction. The Tax Act also repealed the corporate alternative minimum tax (AMT) and stipulates a refund of 50 percent of remaining AMT credit carryforwards (to the extent the credits exceed regular tax for the year) for tax years 2018, 2019 and 2020 with all remaining AMT credits to be refunded in tax year 2021. During the three months ended September 30, 2018, the company reclassified $573 million which is 50 percent of the remaining estimated AMT credit carryforwards from noncurrent deferred tax liability to a current federal income tax receivable as a result of the Tax Act. The company reclassified the estimated AMT credit carryforwards during the three months ended September 30, 2018, since the company expects to receive it as a refund from the IRS in the three months ended September 30, 2019, based on the expected filing of Duke Energy's 2018 income tax return in the second quarter of 2019.
At this time AMT credits, which are among the certain tax credits treated as refundable under the Tax Act, are subject to sequestration. In the first quarter of 2018, the company revised the December 31, 2017, estimate of the income tax effects of the Tax Act and recorded a $76 million valuation allowance against these AMT credits based on additional interpretative guidance from the Internal Revenue Service related to the Tax Act. See Note 22 to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended December 31, 2017, for information on the U.S. Securities and Exchange Commission staff's guidance on accounting for the Tax Act (Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act).
During the three months ended September 30, 2018, the company revised the December 31, 2017 estimate of the income tax effects of the Tax Act, in accordance with SAB 118, by recording a $3 million benefit for the remeasurement of its deferred tax assets and deferred tax liabilities primarily related to the guidance on bonus depreciation issued by the Internal Revenue Service in August of 2018 affecting the computation of the company's 2017 Federal income tax liability. The majority of Duke Energy’s operations are regulated and it is expected that the Subsidiary Registrants will ultimately pass on the savings associated with the amount representing the remeasurement of deferred tax balances related to regulated operations to customers. For Duke Energy's regulated operations, where the reduction is expected to be returned to customers in future rates, the remeasurement has been deferred as a regulatory liability. For the three months ended September 30, 2018, Duke Energy recorded a regulatory liability of $57 million, representing the revaluation of those deferred tax balances. The Subsidiary Registrants continue to respond to requests from regulators in various jurisdictions to determine the timing and magnitude of savings they will pass on to customers.
For the nine months ended September 30, 2018, the company has revised the December 31, 2017, estimates of the income tax effects of the Tax Act, in accordance with SAB 118, by recording an expense of $73 million. Additional tax returns will be filed in the quarter ending December 31, 2018, and Duke Energy expects to make refinements of estimates recorded in the three months ending September 30, 2018. These refinements are not expected to be material to the financial statements. Duke Energy anticipates finalizing and recording any resulting adjustments within the measurement period allowed, which will be no later than the quarter ending December 31, 2018.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC – PIEDMONT NATURAL GAS COMPANY, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Unaudited) – (Continued)

EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Duke Energy	13.7%	27.6%	17.0%	30.4%
Duke Energy Carolinas	22.6%	32.9%	22.3%	34.1%
Progress Energy	18.8%	29.1%	17.0%	31.9%
Duke Energy Progress	20.6%	31.7%	18.4%	32.4%
Duke Energy Florida	15.0%	34.8%	16.3%	36.1%
Duke Energy Ohio	16.0%	33.3%	16.0%	34.4%
Duke Energy Indiana	22.7%	38.3%	24.7%	39.0%
Piedmont	34.4%	47.6%	20.6%	36.1%
The decrease in the effective tax rate (ETR) for Duke Energy and the Subsidiary Registrants for the three months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act. The decrease in the ETR for Duke Energy and the Subsidiary Registrants for the nine months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal and state excess deferred taxes, partially offset by a valuation allowance against AMT credits discussed above.
The decrease in the ETR for Duke Energy Carolinas for the three and nine months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and amortization of state excess deferred taxes partially offset by favorable tax return true ups in the prior year.
The decrease in the ETR for Progress Energy for the three and nine months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal and state excess deferred taxes.
The decrease in the ETR for Duke Energy Progress for the three and nine months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and amortization of state excess deferred taxes.
The decrease in the ETR for Duke Energy Florida for the three and nine months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal excess deferred taxes.
The decrease in the ETR for Duke Energy Ohio for the three and nine months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal excess deferred taxes.
The decrease in the ETR for Duke Energy Indiana for the three and nine months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act.
The decrease in the ETR for Piedmont for the three months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act partially offset by favorable research credits in relation to pretax losses. The decrease in the ETR for Piedmont for the nine months ended September 30, 2018, is primarily due to the lower statutory federal corporate tax rate under the Tax Act.
18. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters and commitments and contingencies see Notes 3 and 4, respectively.
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 4 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused significant damage and more than a million power outages within the service territories of Duke Energy Florida, Duke Energy Carolinas and Duke Energy Progress. Duke Energy has not completed the final accumulation of total estimated storm restoration costs incurred; however, the preliminary estimate is approximately $235 million of operation and maintenance expenses and approximately $185 million in capital costs. Given the magnitude of the storm, Duke Energy Carolinas and Duke Energy Progress intend to request approval to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate cases, and Duke Energy Florida will recover these storm costs consistent with the provisions in its 2017 Second Revised and Restated Settlement Agreement.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2018, and with Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Executive Overview
Hurricane Florence
In the third quarter of 2018, Hurricane Florence caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress and Duke Energy Carolinas service territories. Approximately 1.8 million customers were impacted. Current estimated restoration costs are approximately $540 million. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
Hurricane Michael
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 4 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused significant damage and more than a million power outages within the service territories of Duke Energy Florida, Duke Energy Carolinas and Duke Energy Progress. Duke Energy has not completed the final accumulation of total estimated storm restoration costs incurred; however, the preliminary estimate is approximately $235 million of operation and maintenance expenses and approximately $185 million in capital costs. Given the magnitude of the storm, Duke Energy Carolinas and Duke Energy Progress intend to request approval to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate cases, and Duke Energy Florida will recover these storm costs consistent with the provisions in its 2017 Second Revised and Restated Settlement Agreement.
Regulatory Activity
In 2018, Duke Energy advanced regulatory activity underway in multiple jurisdictions, as follows:
Duke Energy Carolinas received an order on its rate case from the North Carolina Utilities Commission (NCUC) on June 22, 2018. Major components of the order included: a return on equity of 9.9 percent, recovery of past coal ash remediation costs, recovery of Lee Nuclear Project development costs, and partial clarity on the treatment of recent federal tax reform legislation. On July 27, 2018, the NCUC approved Duke Energy Carolinas' compliance filing. As a result, revised customer rates were effective on August 1, 2018.
Duke Energy Progress received an order on its rate case from the NCUC on February 23, 2018. Major components of the order included: a return on equity of 9.9 percent; recovery of past coal ash remediation costs; recovery of deferred storm costs from 2016; and new rates in effect mid-March 2018.
Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the Public Service Commission of South Carolina (PSCSC) seeking an order to defer certain costs associated with grid reliability, resiliency, and modernization work that is being performed under the grid improvement initiative. On October 3, 2018, the PSCSC granted Duke Energy Carolinas' and Duke Energy Progress' joint petition.
Duke Energy Carolinas also petitioned the PSCSC seeking an order to defer certain costs associated with the William States Lee Combined Cycle Facility, the new billing and customer information system and the addition of the Carolinas West Primary Distribution Control Center. Duke Energy Progress also petitioned the PSCSC seeking an order to adopt the new depreciation rates and to defer certain costs associated with the deployment of advanced metering infrastructure, the new billing and customer information system and the costs incurred in connection with the return of certain excess deferred state income taxes from North Carolina. These petitions were approved on July 25, 2018.
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
Duke Energy Ohio along with the Public Utilities Commission of Ohio (PUCO) Staff and certain intervenors filed a Stipulation and Recommendation (Stipulation) with PUCO on April 13, 2018, and the evidentiary hearing concluded on August 6, 2018. The Stipulation, subject to approval by the PUCO, is in connection with Duke Energy Ohio's electric rate case and other regulatory matters.
On July 25, 2018, Duke Energy Ohio filed an application to establish a new rider to implement the benefits of the Tax Act for electric distribution customers. If approved, the new rider will flow through to customers the benefit of the lower statutory federal tax rate since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. An order is expected before the end of the year. Duke Energy Ohio's transmission rates reflect lower federal

PART I

income tax but guidance from FERC on amortization of both protected and unprotected transmission-related EDITs is still pending. On October 24, 2018, the PUCO issued a Finding and Order that, among other things, directed all rate-regulated utilities file an application not for an increase in rates to reflect the impact of the Tax Act on their current rates by January 1, 2019, unless otherwise exempted or directed by the PUCO. Duke Energy Ohio's July 25, 2018, filing for electric distribution operations is consistent with the commission's October 24, 2018, Finding and Order and no further action is needed. Options for Duke Energy Ohio gas customers are still being evaluated.
Duke Energy Kentucky received an order on its electric rate case from the Kentucky Public Service Commission (KPSC) on April 13, 2018. The order granted an annual revenue increase of $21 million, incorporating customer benefits from the Tax Act as well as rider recovery of environmental costs, including coal ash. Duke Energy Kentucky implemented new base rates on May 1, 2018.
On August 31, 2018, Duke Energy Kentucky filed an application with the KPSC requesting an increase in gas base rates of approximately $10.5 million. The KPSC accepted the filing as of September 10, 2018, and a procedural schedule was set.
On June 27, 2018, Duke Energy Indiana, the Indiana Office of Utility Consumers Counselor and others filed testimony consistent with their Stipulation and Settlement Agreement in the federal tax proceedings with the Indiana Utility Regulatory Commission (IURC). Major components include riders to reflect the lower federal tax rate as they are filed in 2018, base rates to reflect the lower federal tax rate upon approval, but no later than September 1, 2018, and a timeline for returning federal excess deferred income taxes to customers. On August 22, 2018, the IURC approved the settlement and rates have been adjusted effective September 1, 2018.
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
Special items included in the periods presented include the following items, which management believes do not reflect ongoing costs:

•	Costs to Achieve Piedmont Merger represents charges that result from the Piedmont acquisition.

•	Regulatory and Legislative Impacts represents charges related to rate case orders, settlements or other actions of regulators or legislative bodies.

•	Sale of Retired Plant represents the loss associated with selling Beckjord Generating Station (Beckjord), a nonregulated generating facility in Ohio.

•	Impairment Charges represents an other-than-temporary impairment (OTTI) of an investment in Constitution Pipeline Company, LLC (Constitution) and Commercial Renewables impairments.

•	Impacts of the Tax Act represents an alternative minimum tax (AMT) valuation allowance recognized and a true up of prior year tax estimates related to the Tax Act.

PART I

Three Months Ended September 30, 2018, as compared to September 30, 2017
GAAP Reported EPS was $1.51 for the third quarter of 2018 compared to $1.36 for the third quarter of 2017. The increase in GAAP Reported EPS was primarily due to favorable weather-normal retail sales volumes, higher income tax benefits, a FERC approved settlement refund of certain transmission costs previously billed by PJM Interconnection, LLC (PJM), and lower regulatory settlement charges compared to the prior year. These drivers were partially offset by increased operations and maintenance expense primarily related to Hurricane Florence and share dilution.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s third quarter 2018 adjusted diluted EPS was $1.65 compared to $1.59 for the third quarter of 2017. The increase in adjusted earnings was primarily due to favorable weather-normal retail sales volumes, higher income tax benefits, and a FERC approved settlement refund of certain transmission costs previously billed by PJM Interconnection, LLC (PJM). These drivers were partially offset by increased operations and maintenance expense primarily related to Hurricane Florence and share dilution.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30,
	2018		2017
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,082	$1.51	$954	$1.36
Adjustments:
Impairment Charges(a)	91	0.12	56	0.08
Costs to Achieve Piedmont Merger(b)	13	0.02	14	0.03
Impacts of the Tax Act(c)	(3)	—	—	—
Florida Settlement(d)	—	—	84	0.12
Discontinued Operations	(4)	—	2	—
Adjusted Earnings/Adjusted Diluted EPS	$1,179	$1.65	$1,110	$1.59

(a)	Net of $2 million Noncontrolling Interests in 2018 and $28 million tax benefit in 2017.

(b)	Net of $3 million tax benefit in 2018 and $9 million tax benefit in 2017.

(c)	Represents a true up of prior year tax estimates related to the Tax Act.

(d)	Net of $51 million tax benefit in 2017.
Nine Months Ended September 30, 2018, as compared to September 30, 2017
Duke Energy's GAAP Reported EPS was $3.11 for the nine months ended September 30, 2018, compared to $3.36 for the nine months ended September 30, 2017. The decrease in GAAP Reported EPS was driven by regulatory and legislative charges related to the Duke Energy Carolinas North Carolina rate case order and the repeal of the South Carolina Base Load Review Act, a goodwill impairment at Commercial Renewables, and higher depreciation expense due to growing asset base. These drivers were partially offset by favorable weather at Electric Utilities and Infrastructure and higher income tax benefits.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy's adjusted diluted EPS for the nine months ended September 30, 2018, was $3.87 compared to $3.63 for the nine months ended September 30, 2017. The increase in adjusted earnings for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to favorable weather at Electric Utilities and Infrastructure and higher income tax benefits partially offset by higher depreciation expense due to growing asset base.

PART I

The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2018		2017
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$2,202	$3.11	$2,356	$3.36
Adjustments:
Regulatory and Legislative Impacts(a)	202	0.29	—	—
Impairment Charges(b)	133	0.19	56	0.08
Sale of Retired Plant(c)	82	0.12	—	—
Impacts of the Tax Act(d)	73	0.10	—	—
Costs to Achieve Piedmont Merger(e)	41	0.06	43	0.06
Florida Settlement(f)	—	—	84	0.12
Discontinued Operations	1	—	4	0.01
Adjusted Earnings/Adjusted Diluted EPS	$2,734	$3.87	$2,543	$3.63

(a)	Net of $63 million tax benefit.

(b)	Net of $13 million tax benefit and $2 million Noncontrolling Interest in 2018 and $28 million tax benefit in 2017.

(c)	Net of $25 million tax benefit.

(d)	Represents a recognition of AMT valuation allowance and true up of prior year tax estimates related to the Tax Act.

(e)	Net of $12 million tax benefit in 2018 and $26 million tax benefit in 2017.

(f)	Net of $51 million tax benefit in 2017.
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
Tax Act
On December 22, 2017, President Trump signed the Tax Act into law. Among other provisions, the Tax Act lowered the corporate federal income tax rate from 35 to 21 percent, limits interest deductions outside of regulated utility operations, requires the normalization of excess deferred taxes associated with property under the average rate assumption method as a prerequisite to qualifying for accelerated depreciation and repealed the federal manufacturing deduction. The Tax Act also repealed the corporate AMT and stipulates a refund of 50 percent of remaining AMT credit carryforwards (to the extent the credits exceed regular tax for the year) for tax years 2018, 2019 and 2020 with all remaining AMT credits to be refunded in tax year 2021. The Tax Act also could be amended or subject to technical correction, which could change the financial impacts that were recorded since December 31, 2017, or are expected to be recorded in future periods. The Federal Energy Regulatory Commission (FERC) and state utility commissions will determine the regulatory treatment of the impacts of the Tax Act for the Subsidiary Registrants. Duke Energy's segments’ future results of operations, financial condition and cash flows could be adversely impacted by the Tax Act, subsequent amendments or corrections, or the actions of the FERC, state utility commissions or credit rating agencies related to the Tax Act. Duke Energy is addressing the rate treatment of the Tax Act by each state utility commission in which the Subsidiary Registrants operate. In January 2018, the Subsidiary Registrants began deferring the estimated ongoing impacts of the Tax Act that are expected to be returned to customers. See Notes 3 and 17 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Income Taxes,” respectively, for additional information on the Tax Act.

PART I

Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Variance	2018	2017	Variance
Operating Revenues	$6,260	$6,129	$131	$16,806	$16,234	$572
Operating Expenses
Fuel used in electric generation and purchased power	1,935	1,872	63	5,202	4,875	327
Operation, maintenance and other	1,431	1,332	99	4,151	3,935	216
Depreciation and amortization	897	777	120	2,570	2,228	342
Property and other taxes	289	277	12	842	808	34
Impairment charges	31	132	(101)	246	134	112
Total operating expenses	4,583	4,390	193	13,011	11,980	1,031
Gains on Sales of Other Assets and Other, net	8	—	8	9	4	5
Operating Income	1,685	1,739	(54)	3,804	4,258	(454)
Other Income and Expenses, net	107	102	5	286	324	(38)
Interest Expense	322	305	17	955	925	30
Income Before Income Taxes	1,470	1,536	(66)	3,135	3,657	(522)
Income Tax Expense	303	516	(213)	643	1,273	(630)
Segment Income	$1,167	$1,020	$147	$2,492	$2,384	$108

Duke Energy Carolinas gigawatt-hours (GWh) sales	25,607	24,135	1,472	70,506	66,159	4,347
Duke Energy Progress GWh sales	19,625	18,827	798	52,747	50,026	2,721
Duke Energy Florida GWh sales	12,375	12,132	243	31,798	31,177	621
Duke Energy Ohio GWh sales	6,964	6,672	292	19,183	18,632	551
Duke Energy Indiana GWh sales	9,114	8,795	319	25,900	24,975	925
Total Electric Utilities and Infrastructure GWh sales	73,685	70,561	3,124	200,134	190,969	9,165
Net proportional megawatt (MW) capacity in operation				48,757	48,909	(152)
Three Months Ended September 30, 2018, as Compared to September 30, 2017
Electric Utilities and Infrastructure’s results were impacted by favorable weather-normal retail sales volumes, favorable weather in the current year, a positive net contribution from the Duke Energy Progress and Duke Energy Carolinas North Carolina rate cases, a FERC approved settlement refund of certain transmission costs previously billed by PJM, lower income tax expense and lower regulatory charges compared to the prior year related to the unrecovered Levy Nuclear Project costs at Duke Energy Florida.
These drivers were partially offset by higher operation and maintenance expenses primarily due to the impacts of Hurricane Florence and increased depreciation and amortization. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $90 million increase in fuel related revenues due to higher sales volumes and increases in fuel rates billed to customers;

•	a $54 million increase in weather-normal retail sales volumes;

•	a $59 million increase in retail pricing primarily due to the Duke Energy Progress and Duke Energy Carolinas North Carolina rate cases;

•	a $38 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year; and

•	a $23 million increase in Joint Asset Agency Rider (JAAR) revenues at Duke Energy Progress in conjunction with implementation of new base rates.
Partially offset by:

•	a $143 million decrease in retail revenues associated with the lower statutory federal corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven primarily by:

•
a $120 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, additional plant in service and new depreciation rates associated with the Duke Energy Progress and Duke Energy Carolinas North Carolina rate cases;

•
a $99 million increase in operation, maintenance and other expense primarily due to higher storm costs due to Hurricane Florence and higher operational costs that are recoverable in rates, partially offset by a FERC approved settlement refund of certain transmission costs previously billed by PJM; and

PART I

•	a $63 million increase in fuel used in electric generation and purchased power primarily due to higher sales and higher deferred fuel expenses.
Partially offset by:

•	a $101 million decrease in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in 2017.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act and a decrease in pretax income. The effective tax rates (ETRs) for the three months ended September 30, 2018, and 2017 were 20.6 percent and 33.6 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of excess deferred taxes partially offset by favorable tax return true ups in the prior year. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Electric Utilities and Infrastructure’s results were impacted by favorable weather in the current year and a positive net contribution from the Duke Energy Progress and Duke Energy Carolinas North Carolina rate cases, partially offset by higher legislative and regulatory charges compared to the prior year. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $398 million increase in fuel related revenues due to higher sales volumes, changes in generation mix and increases in fuel rates billed to customers;

•	a $288 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•
a $125 million increase in retail pricing primarily due to the Duke Energy Progress and Duke Energy Carolinas North Carolina rate cases and Duke Energy Florida base rate adjustments for the Osprey acquisition and the completion of the Hines Energy Complex Chiller Uprate Project;

•	an $80 million increase in weather-normal retail sales volumes; and

•	a $52 million increase in JAAR revenues at Duke Energy Progress in conjunction with implementation of new base rates.
Partially offset by:

•	a $401 million decrease in retail revenues associated with the lower statutory federal corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven primarily by:

•
a $342 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, additional plant in service and new depreciation rates per the Duke Energy Progress and Duke Energy Carolinas North Carolina rate cases;

•	a $327 million increase in fuel used in electric generation and purchased power, due to higher sales and higher deferred fuel expenses;

•
a $216 million increase in operation, maintenance and other expense primarily due to impacts associated with the Duke Energy Progress North Carolina rate case, the impacts of Hurricane Florence and higher storm cost amortization at Duke Energy Florida, partially offset by a FERC approved settlement refund of certain transmission costs previously billed by PJM; and

•
a $112 million increase in impairment charges primarily due to the impacts associated with the Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases, offset by the write-off of remaining unrecovered Levy Nuclear project costs at Duke Energy Florida in the prior year.

Other Income and Expenses, net. The decrease was primarily due to lower post in-service equity returns for projects that had been completed prior to being reflected in customer rates at Duke Energy Carolinas and lower income from non-service components of employee benefit costs in the current year at Duke Energy Progress. For additional information on employee benefit costs, see Note 16 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act and a decrease in pretax income. The ETRs for the nine months ended September 30, 2018, and 2017 were 20.5 percent and 34.8 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of excess deferred taxes partially offset by favorable tax return true ups in the prior year.

PART I

Matters Impacting Future Electric Utilities and Infrastructure Results
On May 18, 2016, the North Carolina Department of Environmental Quality (NCDEQ) issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Electric Utilities and Infrastructure's estimated asset retirement obligations (AROs) related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. On October 12, 2018, NCDEQ announced that Duke Energy had satisfied the permanent replacement water supply requirements by the October 15, 2018, deadline set out in the Coal Ash Management Act. However, NCDEQ has not yet issued final classifications for these impoundments. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses and the closure method scope and remedial methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows.
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
On June 22, 2018, Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of grid improvement costs. Duke Energy Carolinas may petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization. While Duke Energy Progress did not request recovery of these costs in its most recent case with the NCUC, Duke Energy Progress may request recovery of certain grid modernization costs in future regulatory proceedings. Electric Utilities and Infrastructure's results of operations, financial position and cash flows could be adversely impacted if grid modernization costs are not ultimately approved for recovery and/or deferral treatment. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On June 30, 2017, CertainTeed Gypsum NC, Inc. (CertainTeed) filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. The trial for this matter concluded on July 16, 2018. On August 29, 2018, the court issued an order and opinion finding that Duke Energy Progress is required to supply 50,000 tons of gypsum per month, but that CertainTeed's sole remedy for Duke Energy Progress' long-term discontinuance under the agreement is liquidated damages. The estimated maximum amount that would be owed under the liquidated damages provision is approximately $90 million. Both CertainTeed and Duke Energy Progress have filed cross-appeals. The outcome of the cross-appeals could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
In the third quarter of 2018, Hurricane Florence caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress and Duke Energy Carolinas service territories. Approximately 1.8 million customers were impacted. Current estimated restoration costs are approximately $540 million. Most of the operation and maintenance expenses are deferred as of September 30, 2018. Given the magnitude of the storm, Duke Energy Progress intends to request approval in North Carolina and South Carolina to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate case. These requests are expected to be filed during the fourth quarter of 2018. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Electric Utilities and Infrastructure’s financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 4 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused significant damage and more than a million power outages within the service territories of Duke Energy Florida, Duke Energy Carolinas and Duke Energy Progress. Duke Energy has not completed the final accumulation of total estimated storm restoration costs incurred; however, the preliminary estimate is approximately $235 million of operation and maintenance expenses and approximately $185 million in capital costs. Given the magnitude of the storm, Duke Energy Carolinas and Duke Energy Progress intend to request approval to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate cases, and Duke Energy Florida will recover these storm costs consistent with the provisions in its 2017 Second Revised and Restated Settlement Agreement. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows.
Duke Energy Florida is constructing the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida, and expects it to be commercially available in 2018. Actual costs are expected to exceed estimated costs by an immaterial amount after recoveries; therefore, an impairment is not expected. Failure to complete the construction and achieve commercial operations by the end of 2018 or failure to obtain recoveries from customers or vendors could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed for recovery of the storm costs. Storm costs are currently expected to be fully recovered by approximately mid-2021. The commission has scheduled the hearing to begin on May 21, 2019. An order disallowing recovery of these costs could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

In March 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. On April 13, 2018, Duke Energy Ohio filed a Stipulation with the PUCO to resolve issues in the electric distribution base rate case and other regulatory matters. If approved by PUCO, the Stipulation would allow for Duke Energy Ohio to recover gains and losses incurred on and after January 1, 2018, related to the Ohio Valley Electric Corporation (OVEC), through the Price Stabilization Rider. Hearings concluded on August 6, 2018. Initial briefs were filed on September 11, 2018, and reply briefs on October 2, 2018. Electric Utilities and Infrastructure's results of operations, financial position and cash flows could be adversely impacted if the Stipulation is denied by the PUCO. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Variance	2018	2017	Variance
Operating Revenues	$256	$272	$(16)	$1,301	$1,243	$58
Operating Expenses
Cost of natural gas	58	68	(10)	460	402	58
Operation, maintenance and other	101	94	7	312	293	19
Depreciation and amortization	61	57	4	182	171	11
Property and other taxes	24	25	(1)	81	81	—
Total operating expenses	244	244	—	1,035	947	88
Operating Income	12	28	(16)	266	296	(30)
Other Income and Expenses, net	29	23	6	16	62	(46)
Interest Expense	25	26	(1)	78	78	—
Income Before Income Taxes	16	25	(9)	204	280	(76)
Income Tax (Benefit) Expense	(1)	6	(7)	43	101	(58)
Segment Income	$17	$19	$(2)	$161	$179	$(18)

Piedmont local distribution company (LDC) throughput (dekatherms)	135,403,188	107,490,775	27,912,413	407,144,529	334,781,316	72,363,213
Duke Energy Midwest LDC throughput (Mcf)	9,370,743	9,904,644	(533,901)	62,111,858	52,940,410	9,171,448
Three Months Ended September 30, 2018, as Compared to September 30, 2017
Gas Utilities and Infrastructure’s results were primarily impacted by lower revenues. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	an $11 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act; and

•	a $10 million decrease primarily due to lower natural gas costs passed through to customers from lower retail volumes sold, partially offset by higher natural gas prices.
Partially offset by:

•
a $6 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, due to customer growth and Integrity Management Rider (IMR) rate adjustments at Piedmont.

Operating Expenses. The variance was driven by:

•	a $10 million decrease in cost of natural gas primarily due to lower retail volumes sold, partially offset by slightly higher natural gas prices.
Partially offset by:

•	a $7 million increase in operations, maintenance and other primarily due to increased shared services and customer operations expense.
Other Income and Expenses, net. The increase was primarily due to higher income from non-service components of employee benefit costs in the current year. For additional information on employee benefit costs, see Note 16 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."

PART I

Income Tax (Benefit) Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the three months ended September 30, 2018, and 2017 were (6.3) percent and 24.0 percent, respectively. The decrease in the ETR was primarily due to the lower statutory corporate tax rate under the Tax Act and research credits. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Gas Utilities and Infrastructure’s results were primarily impacted by the OTTI recorded on the Constitution investment; partially offset by favorable price adjustments and customer growth. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	a $58 million increase primarily due to higher natural gas costs passed through to customers due to higher retail volumes sold and higher natural gas prices;

•
a $37 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, due to customer growth and IMR rate adjustments and new power generation customers at Piedmont; and

•	a $10 million increase primarily due to favorable weather in the current year and higher volumes sold in the Midwest.
Partially offset by:

•	a $49 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven by:

•	a $58 million increase in cost of natural gas primarily due to higher retail volumes sold and higher natural gas prices;

•	a $19 million increase in operations, maintenance and other primarily due to increased shared services and gas operations expense; and

•	an $11 million increase in depreciation and amortization due to additional plant in service.
Other Income and Expenses, net. The decrease was primarily due to the OTTI recorded for the investment in Constitution in the current year, partially offset by higher income from non-service components of employee benefit costs in the current year. For additional information on employee benefit costs, see Note 16 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax (Benefit) Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the nine months ended September 30, 2018, and 2017 were 21.1 percent and 36.1 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act.
Matters Impacting Future Gas Utilities and Infrastructure Results
Gas Utilities and Infrastructure has a 47 percent ownership interest in Atlantic Coast Pipeline, LLC (ACP), which is building an approximately 600-mile interstate natural gas pipeline intended to transport diverse natural gas supplies into southeastern markets. Affected states (West Virginia, Virginia and North Carolina) have issued certain necessary permits; the project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. In 2018, FERC issued a series of Notices to Proceed, which authorized the project to begin certain construction-related activities along the pipeline route. Project cost estimates have increased from a range of $6.0 billion to $6.5 billion to a range of $6.5 billion to $7.0 billion, excluding financing costs. The project has a targeted in-service date of late 2019 for key portions of the project, with the remaining segments targeted to be in-service in mid-2020. Project construction activities, schedule and final costs are subject to uncertainty due to abnormal weather, work delays (including delays due to judicial or regulatory action) and other conditions and risks that could result in potential higher project costs, a potential delay in the targeted in-service dates and potential impairment charges. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

Commercial Renewables

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Variance	2018	2017	Variance
Operating Revenues	$127	$95	$32	$347	$333	$14
Operating Expenses
Operation, maintenance and other	85	55	30	209	191	18
Depreciation and amortization	40	39	1	116	116	—
Property and other taxes	6	9	(3)	19	26	(7)
Impairment charges	93	76	17	93	76	17
Total operating expenses	224	179	45	437	409	28
Gains on Sales of Other Assets and Other, net	—	1	(1)	—	5	(5)
Operating Loss	(97)	(83)	(14)	(90)	(71)	(19)
Other Income and Expenses, net	2	(11)	13	22	(12)	34
Interest Expense	21	22	(1)	66	64	2
Loss Before Income Taxes	(116)	(116)	—	(134)	(147)	13
Income Tax Benefit	(37)	(65)	28	(112)	(146)	34
Less: Loss Attributable to Noncontrolling Interests	(17)	(2)	(15)	(18)	(3)	(15)
Segment (Loss) Income	$(62)	$(49)	$(13)	$(4)	$2	$(6)

Renewable plant production, GWh	1,897	1,760	137	6,548	6,276	272
Net proportional MW capacity in operation				2,976	2,908	68
Three Months Ended September 30, 2018, as Compared to September 30, 2017
Commercial Renewables' results were unfavorably impacted by the higher tax benefit in 2017 from cost and property, plant and equipment impairments, partially offset by the minority interest loss associated with a third-party tax equity partnership arrangement. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase in revenues was primarily due to an increase in the number of Engineering, Procurement and Construction (EPC) agreements at REC Solar, a California based provider of solar installations.
Operating Expenses. The increase was primarily due to an increase in the number of EPC agreements at REC Solar, higher development expenses and higher goodwill impairment charges in the current year.
Other Income and Expenses, net. The favorable variance in other income and expenses was primarily a result of the impairment of certain cost investments in the prior year.
Income Tax Benefit. The lower tax benefits in 2018 were due to the lower statutory federal corporate tax rate under the Tax Act and higher tax benefit in 2017 from cost and property, plant and equipment impairments.
Loss Attributable to Noncontrolling Interests. The variance is primarily attributable to the entering into a third-party tax equity partnership arrangement during the third quarter.
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Commercial Renewables' results were unfavorably impacted by the higher tax benefit in 2017 from cost and property, plant and equipment impairments, primarily offset by the entering into a third-party tax equity partnership arrangement, the bankruptcy court approval of the North Allegheny Wind, LLC (NAW) and FirstEnergy Solutions (FES) settlement agreement and the minority interest loss associated with a third-party tax equity partnership arrangement. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase in revenues was primarily due to an increase in the number of EPC agreements at REC Solar and favorable solar portfolio revenue.
Operating Expenses. The increase was primarily due to higher development expenses and goodwill impairment charges in the current year, partially offset by lower property taxes due to non-recurring property tax payments made in the prior year.
Other Income and Expenses, net. The favorable variance in other income and expenses was primarily due to the bankruptcy court approved NAW and FES settlement agreement, which allowed retention of previously collected cash collateral under the Purchase Power Agreements (PPAs), mark-to-market gains on interest rate swaps, the impairment of certain cost investments in the prior year and lower equity losses in the current year.
Income Tax Benefit. The lower tax benefits in 2018 were due to the lower statutory federal corporate tax rate under the Tax Act and higher tax benefit in 2017 from cost and property, plant and equipment impairments.
Loss Attributable to Noncontrolling Interests. The variance is primarily attributable to the entering into a third-party tax equity partnership arrangement.

PART I

Matters Impacting Future Commercial Renewables Results
Persistently low market pricing for wind resources, primarily in the Electric Reliability Council of Texas West market and PJM west and the future expiration of tax incentives including investment tax credits and production tax credits could result in adverse impacts to the future results of operations, financial position and cash flows of Commercial Renewables.
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
On September 26, 2018, Duke Energy announced it is seeking a minority investor for the commercial renewables business. Duke Energy will continue to develop projects, grow its portfolio and manage its renewables assets. Duke Energy Renewable Services, an operations and maintenance business for third-party customers, and REC Solar are not included in the potential transaction. A sale of a minority interest is dependent on a number of factors and cannot be predicted at this time.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Variance	2018	2017	Variance
Operating Revenues	$34	$35	$(1)	$101	$103	$(2)
Operating Expenses
Fuel used in electric generation and purchased power	14	13	1	43	42	1
Operation, maintenance and other	(8)	20	(28)	(2)	47	(49)
Depreciation and amortization	43	27	16	113	79	34
Property and other taxes	5	3	2	13	10	3
Impairment charges	—	—	—	—	7	(7)
Total operating expenses	54	63	(9)	167	185	(18)
Gains (Losses) on Sales of Other Assets and Other, net	3	4	(1)	(96)	15	(111)
Operating Loss	(17)	(24)	7	(162)	(67)	(95)
Other Income and Expenses, net	40	50	(10)	81	100	(19)
Interest Expense	163	150	13	484	423	61
Loss Before Income Taxes	(140)	(124)	(16)	(565)	(390)	(175)
Income Tax Benefit	(98)	(93)	(5)	(125)	(193)	68
Less: Income Attributable to Noncontrolling Interests	2	3	(1)	6	8	(2)
Net Loss	$(44)	$(34)	$(10)	$(446)	$(205)	$(241)
Three Months Ended September 30, 2018, as Compared to September 30, 2017
Other's higher net loss was primarily driven by insurance proceeds received in the prior year. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The variance was primarily driven by the reclassification of certain immaterial current year costs to the Electric Utilities and Infrastructure segment.
Other Income and Expenses, net. The variance was primarily due to insurance proceeds received in the prior year resulting from settlement of the shareholder litigation related to the Progress Energy merger.
Interest Expense. The variance was primarily due to an increase in long-term debt as well as higher interest rates on short-term debt.
Income Tax Benefit. The variance was primarily driven by an increase in pretax losses and favorable tax return true ups, partially offset by the lower statutory corporate federal income tax rate under the Tax Act. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Other's higher net loss was driven by the loss on sale of the retired Beckjord station, higher interest expense and lower tax benefit due to the Tax Act. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The variance was primarily driven by the reclassification of certain immaterial current year costs to the Electric Utilities and Infrastructure segment.
Other Income and Expenses, net. The variance was primarily due to insurance proceeds received in the prior year resulting from settlement of the shareholder litigation related to the Progress Energy merger.

PART I

Gains (Losses) on Sales of Other Assets and Other, net. The variance was driven by the loss on sale of the retired Beckjord station, a nonregulated facility retired during 2014, including the transfer of coal ash basins and other real property and indemnification from all potential future claims related to the property, whether arising under environmental laws or otherwise.
Interest Expense. The variance was primarily due to an increase in long-term debt as well as higher interest rates on short-term debt.
Income Tax Benefit. The variance was primarily due to the valuation allowance against AMT credits and the lower statutory corporate federal income tax rate under the Tax Act, partially offset by an increase in pretax losses. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Other Results
Included in Other is Duke Energy Ohio's 9 percent ownership interest in the OVEC, which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an inter-company power agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. On March 31, 2018, FES, a subsidiary of FirstEnergy and an ICPA counterparty with a power participation ratio of 4.85 percent, filed for Chapter 11 bankruptcy, which could increase costs allocated to the counterparties. On July 31, 2018, the bankruptcy court rejected the FES ICPA, which means OVEC is an unsecured creditor in the FES bankruptcy proceeding. Duke Energy cannot predict the impact of the bankruptcy filing on its OVEC interests. In addition, certain proposed environmental rulemaking costs could result in future increased OVEC cost allocations.
In March 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. On April 13, 2018, Duke Energy Ohio filed a Stipulation with the PUCO to resolve issues in the electric distribution base rate case and other regulatory matters. If approved by PUCO, the Stipulation would allow for Duke Energy Ohio to recover gains and losses incurred on and after January 1, 2018, related to OVEC, through the Price Stabilization Rider and, as a result, Duke Energy Ohio may move its ownership interest to the Electric Utilities and Infrastructure segment. Hearings concluded on August 6, 2018. Initial briefs were filed on September 11, 2018, and reply briefs on October 2, 2018. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2018	2017	Variance
Operating Revenues	$5,525	$5,581	$(56)
Operating Expenses
Fuel used in electric generation and purchased power	1,370	1,394	(24)
Operation, maintenance and other	1,464	1,472	(8)
Depreciation and amortization	866	804	62
Property and other taxes	214	206	8
Impairment charges	191	—	191
Total operating expenses	4,105	3,876	229
Losses on Sales of Other Assets and Other, net	(1)	—	(1)
Operating Income	1,419	1,705	(286)
Other Income and Expenses, net	108	140	(32)
Interest Expense	323	314	9
Income Before Income Taxes	1,204	1,531	(327)
Income Tax Expense	268	522	(254)
Net Income	$936	$1,009	$(73)

PART I

The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018
Residential sales	12.3%
General service sales	6.1%
Industrial sales	2.2%
Wholesale power sales	13.5%
Joint dispatch sales	7.4%
Total sales	6.6%
Average number of customers	1.4%
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $197 million decrease in retail sales due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act;

•	a $48 million decrease in rider revenues primarily related to energy efficiency programs; and

•
a $25 million decrease in wholesale power revenues, net of sharing and fuel, primarily due to wholesale customer refunds in the current year related to a FERC order on a complaint filed by Piedmont Municipal Power Agency (PMPA), partially offset by higher revenues related to recovery of coal ash costs.

Partially offset by:

•	a $141 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•	a $39 million increase in weather-normal retail sales volumes; and

•	a $29 million increase in retail pricing due to the impacts of the North Carolina rate case.
Operating Expenses. The variance was driven primarily by:

•	a $191 million increase in impairment charges, primarily due to the impacts of the North Carolina rate order and charges related to coal ash costs in South Carolina; and

•
a $62 million increase in depreciation and amortization primarily due to additional plant in service and higher amortization of deferred coal ash costs, partially offset by lower amortization of certain regulatory assets.

Partially offset by:

•	a $24 million decrease in fuel used in electric generation and purchased power primarily due to decreased coal ash beneficial reuse costs, partially offset by higher sales volumes.
Other Income and Expenses. The variance was primarily due to lower AFUDC equity and a decrease in recognition of post in-service equity returns for projects that were completed prior to being reflected in customer rates.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the nine months ended September 30, 2018, and 2017 were 22.3 percent and 34.1 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of state excess deferred taxes partially offset by favorable tax return true ups in the prior year. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Duke Energy Carolinas' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. On October 12, 2018, NCDEQ announced that Duke Energy had satisfied the permanent replacement water supply requirements by the October 15, 2018, deadline set out in the Coal Ash Management Act. However, NCDEQ has not yet issued final classifications for these impoundments. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Carolinas' results of operations, financial position and cash flows.

PART I

On June 22, 2018, Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of grid improvement costs. Duke Energy Carolinas may petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization. Duke Energy Carolinas' results of operations, financial position and cash flows could be adversely impacted if grid modernization costs are not ultimately approved for recovery and/or deferral treatment. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 4 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused damage within the service territory of Duke Energy Carolinas. Duke Energy Carolinas has not completed the final accumulation of total estimated storm restoration costs incurred; however, the preliminary estimate is approximately $70 million of operation and maintenance expenses. Given the magnitude of the storm, Duke Energy Carolinas intends to request approval to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate case. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Duke Energy Carolinas' financial position, results of operations and cash flows.
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. In addition, the order issued in the Duke Energy Carolinas North Carolinas rate case supporting recovery of past coal ash remediation costs has been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Duke Energy Carolinas’ results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2018	2017	Variance
Operating Revenues	$8,119	$7,435	$684
Operating Expenses
Fuel used in electric generation and purchased power	3,019	2,588	431
Operation, maintenance and other	1,913	1,697	216
Depreciation and amortization	1,183	958	225
Property and other taxes	399	386	13
Impairment charges	34	137	(103)
Total operating expenses	6,548	5,766	782
Gains on Sales of Other Assets and Other, net	23	19	4
Operating Income	1,594	1,688	(94)
Other Income and Expenses, net	128	112	16
Interest Expense	626	595	31
Income Before Income Taxes	1,096	1,205	(109)
Income Tax Expense	186	384	(198)
Net Income	910	821	89
Less: Net Income Attributable to Noncontrolling Interests	6	7	(1)
Net Income Attributable to Parent	$904	$814	$90
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $467 million increase in fuel related revenues due to higher sales volumes, increases in fuel and capacity rates billed to customers and increased demand at Duke Energy Florida;

•
a $103 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year and impacts of lost revenue resulting from Hurricane Irma in the prior year at Duke Energy Florida;

•	an $89 million increase in JAAR revenues, primarily due to the implementation of new base rates and weather normalized volumes at Duke Energy Progress;

•	a $79 million increase in retail pricing due to the impacts of the Duke Energy Progress North Carolina and South Carolina rate cases; and

PART I

•	a $73 million increase in wholesale power revenues, net of fuel, primarily due to the recovery of coal ash costs and higher peak demand at Duke Energy Progress.
Partially offset by:

•	a $98 million decrease in retail sales due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act at Duke Energy Progress; and

•	a $35 million decrease in rider revenues in conjunction with implementation of new base rate and impacts of Hurricane Florence at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:

•	a $431 million increase in fuel used in electric generation and purchased power primarily due to higher sales, higher deferred fuel and capacity expenses, and increased purchased power;

•
a $225 million increase in depreciation and amortization primarily due to higher amortization of deferred coal ash costs and new depreciation rates associated with the North Carolina rate case at Duke Energy Progress, and accelerated depreciation of Crystal River Units 4 and 5 and additional plant in service at Duke Energy Florida;

•
a $216 million increase in operation, maintenance and other primarily due to impacts associated with the North Carolina rate case at Duke Energy Progress and storm cost amortization at Duke Energy Florida; and

•	a $13 million increase in property and other taxes primarily due to higher revenue related taxes.
Partially offset by:

•	a $103 million decrease in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the prior year at Duke Energy Florida.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the nine months ended September 30, 2018, and 2017 were 17.0 percent and 31.9 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and levelization for annual amortization of federal and state excess deferred taxes. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Progress Energy's estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. On October 12, 2018, NCDEQ announced that Duke Energy had satisfied the permanent replacement water supply requirements by the October 15, 2018, deadline set out in the Coal Ash Management Act. However, NCDEQ has not yet issued final classifications for these impoundments. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Progress Energy's results of operations, financial position and cash flows.
In the third quarter of 2018, Hurricane Florence caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Current estimated restoration costs are approximately $420 million of operations and maintenance expense and approximately $75 million in capital costs. Most of the operation and maintenance expenses are deferred as of September 30, 2018. Given the magnitude of the storm, Duke Energy Progress intends to request approval to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate case. The request is expected to be filed during the fourth quarter of 2018. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Progress Energy's financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 4 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused significant damage within the service territories of Duke Energy Florida and Duke Energy Progress. Progress Energy has not completed the final accumulation of total estimated storm restoration costs incurred; however, the preliminary estimate is approximately $165 million of operation and maintenance expenses and approximately $175 million of capital costs. Given the magnitude of the storm, Duke Energy Progress intends to request approval to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate case, and Duke Energy Florida will recover these storm costs consistent with the provisions in its 2017 Second Revised and Restated Settlement Agreement. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Progress Energy's financial position, results of operations and cash flows.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. As noted above, the order issued in the Duke Energy Progress North Carolinas rate case supporting recovery of past coal ash remediation costs has been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Progress Energy’s results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.

PART I

Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of grid improvement costs. The NCUC did allow Duke Energy Carolinas to petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization. While Duke Energy Progress did not request recovery of these costs in its most recent case with the NCUC, Duke Energy Progress may request recovery of certain grid modernization costs in future regulatory proceedings. If the NCUC were to rule similarly, Progress Energy's results of operations, financial position and cash flows could be adversely impacted if grid modernization costs are not ultimately approved for recovery and/or deferral treatment. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On June 30, 2017, CertainTeed filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. The trial for this matter concluded on July 16, 2018. On August 29, 2018, the court issued an order and opinion finding that Duke Energy Progress is required to supply 50,000 tons of gypsum per month, but that CertainTeed's sole remedy for Duke Energy Progress' long-term discontinuance under the agreement is liquidated damages. The estimated maximum amount that would be owed under the liquidated damages provision is approximately $90 million. Both CertainTeed and Duke Energy Progress have filed cross-appeals. The outcome of the cross-appeals could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Florida is constructing the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida, and expects it to be commercially available in 2018. Actual costs are expected to exceed estimated costs by an immaterial amount after recoveries; therefore, an impairment is not expected. Failure to complete the construction and achieve commercial operations by the end of 2018 or failure to obtain recoveries from customers or vendors could materially impact Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed for recovery of the storm costs. Storm costs are currently expected to be fully recovered by approximately mid-2021. The commission has scheduled the hearing to begin on May 21, 2019. An order disallowing recovery of these costs could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2018	2017	Variance
Operating Revenues	$4,333	$3,878	$455
Operating Expenses
Fuel used in electric generation and purchased power	1,452	1,214	238
Operation, maintenance and other	1,187	1,069	118
Depreciation and amortization	723	536	187
Property and other taxes	115	120	(5)
Impairment charges	33	—	33
Total operating expenses	3,510	2,939	571
Gains on Sales of Other Assets and Other, net	9	3	6
Operating Income	832	942	(110)
Other Income and Expenses, net	61	84	(23)
Interest Expense	241	217	24
Income Before Income Taxes	652	809	(157)
Income Tax Expense	120	262	(142)
Net Income	$532	$547	$(15)

PART I

The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2018
Residential sales	10.1%
General service sales	2.1%
Industrial sales	0.7%
Wholesale power sales	7.2%
Joint dispatch sales	2.9%
Total sales	5.4%
Average number of customers	1.6%
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $268 million increase in fuel related revenues due to higher retail sales and changes in generation mix;

•	a $79 million increase in pricing due to the impacts of the North Carolina and South Carolina rate cases;

•	a $73 million increase in wholesale power revenues, net of fuel, primarily due to recovery of coal ash costs and higher peak demand;

•	a $72 million increase in retail sales due to favorable weather conditions;

•	a $52 million increase in JAAR revenues in conjunction with implementation of new base rates; and

•	a $37 million increase in weather normalized volumes.
Partially offset by:

•	a $98 million decrease in retail sales due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act;

•	a $25 million decrease in certain rider revenues in conjunction with implementation of new base rates; and

•	a $10 million decrease in revenues due to the impacts of Hurricane Florence.
Operating Expenses. The variance was driven primarily by:

•	a $238 million increase in fuel used in electric generation and purchased power primarily due higher retail sales and changes in generation mix;

•	a $187 million increase in depreciation and amortization primarily due to higher amortization of deferred coal ash costs and new depreciation rates per the North Carolina rate case;

•
a $118 million increase in operation, maintenance and other expense primarily due to higher storm contingency costs, impacts associated with the North Carolina rate case and higher operational costs that are recoverable in rates; and

•	a $33 million increase in impairment charges associated with the North Carolina rate case.
Other Income and Expenses. The variance was primarily driven by lower income from non-service components of employment benefit costs. For additional information on employee benefit costs, see Note 16 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the nine months ended September 30, 2018, and 2017 were 18.4 percent and 32.4 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of state excess deferred taxes. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."

PART I

Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, may be reassessed in the future as low risk pursuant to legislation enacted on July 14, 2016. Duke Energy Progress' estimated AROs related to the closure of North Carolina ash impoundments are based upon the mandated closure method or a probability weighting of potential closure methods for the impoundments that may be reassessed to low risk. On October 12, 2018, NCDEQ announced that Duke Energy had satisfied the permanent replacement water supply requirements by the October 15, 2018, deadline set out in the Coal Ash Management Act. However, NCDEQ has not yet issued final classifications for these impoundments. As the final risk ranking classifications in North Carolina are delineated, final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' results of operations, financial position and cash flows.
In the third quarter of 2018, Hurricane Florence caused historic flooding, extensive damage and widespread power outages within the Duke Energy Progress service territory. Current estimated restoration costs are approximately $420 million of operations and maintenance expense and approximately $75 million in capital costs. Most of the operation and maintenance expenses are deferred as of September 30, 2018. Given the magnitude of the storm, Duke Energy Progress intends to request approval to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate case. The request is expected to be filed during the fourth quarter of 2018. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Duke Energy Progress' financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 4 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused damage within the service territory of Duke Energy Progress. Duke Energy Progress has not completed the final accumulation of total estimated storm restoration costs incurred; however, the preliminary estimate is approximately $25 million of operation and maintenance expenses. Given the magnitude of the storm, Duke Energy Progress intends to request approval to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate case. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Duke Energy Progress' financial position, results of operations and cash flows.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. As noted above, the order issued in the Duke Energy Progress North Carolinas rate case supporting recovery of past coal ash remediation costs has been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Duke Energy Progress’ results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of grid improvement costs. The NCUC did allow Duke Energy Carolinas to petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization. While Duke Energy Progress did not request recovery of these costs in its most recent case with the NCUC, Duke Energy Progress may request recovery of certain grid modernization costs in future regulatory proceedings. If the NCUC were to rule similarly, Duke Energy Progress' results of operations, financial position and cash flows could be adversely impacted if grid modernization costs are not ultimately approved for recovery and/or deferral treatment. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On June 30, 2017, CertainTeed filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement is 50,000 tons per month through 2029. The trial for this matter concluded on July 16, 2018. On August 29, 2018, the court issued an order and opinion finding that Duke Energy Progress is required to supply 50,000 tons of gypsum per month, but that CertainTeed's sole remedy for Duke Energy Progress' long-term discontinuance under the agreement is liquidated damages. The estimated maximum amount that would be owed under the liquidated damages provision is approximately $90 million. Both CertainTeed and Duke Energy Progress have filed cross-appeals. The outcome of the cross-appeals could have an adverse impact on Duke Energy's Progress results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2018	2017	Variance
Operating Revenues	$3,780	$3,551	$229
Operating Expenses
Fuel used in electric generation and purchased power	1,567	1,374	193
Operation, maintenance and other	719	623	96
Depreciation and amortization	460	423	37
Property and other taxes	284	265	19
Impairment charges	1	137	(136)
Total operating expenses	3,031	2,822	209
Operating Income	749	729	20
Other Income and Expenses, net	75	58	17
Interest Expense	210	211	(1)
Income Before Income Taxes	614	576	38
Income Tax Expense	100	208	(108)
Net Income	$514	$368	$146
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

Increase (Decrease) over prior period	2018
Residential sales	2.7%
General service sales	1.1%
Industrial sales	0.2%
Wholesale and other	4.4%
Total sales	2.0%
Average number of customers	1.6%
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $199 million increase in fuel and capacity revenues primarily due to an increase in fuel and capacity rates billed to retail customers, as well as increased demand; and

•	a $31 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year and impacts of lost revenue resulting from Hurricane Irma in the prior year.
Operating Expenses. The variance was driven primarily by:

•	a $193 million increase in fuel used in electric generation and purchased power primarily due to higher deferred fuel and capacity expenses, increased purchased power and increased demand;

•	a $96 million increase in operations, maintenance and other expense primarily due to storm cost amortizations, partially offset by lower storm restoration costs in the current year;

•
a $37 million increase in depreciation and amortization primarily due to accelerated depreciation of Crystal River Units 4 and 5 and additional plant in service, partially offset by decreased ARO depreciation due to the updated Crystal River Unit 3 nuclear decommissioning cost study; and

•	a $19 million increase in property and other taxes primarily due to higher revenue related taxes.
Partially offset by:

•	a $136 million decrease in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the prior year.
Other Income and Expenses. The variance was driven primarily by higher AFUDC equity return on the Citrus County Combined Cycle project in the current year.

PART I

Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the nine months ended September 30, 2018, and 2017 were 16.3 percent and 36.1 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal excess deferred taxes. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
Duke Energy Florida is constructing the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida, and expects it to be commercially available in 2018. Actual costs are expected to exceed estimated costs by an immaterial amount after recoveries; therefore, an impairment is not expected. Failure to complete the construction and achieve commercial operations by the end of 2018 or failure to obtain recoveries from customers or vendors could materially impact Duke Energy Florida’s results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed for recovery of the storm costs. Storm costs are currently expected to be fully recovered by approximately mid-2021. The commission has scheduled the hearing to begin on May 21, 2019. An order disallowing recovery of these costs could have an adverse impact on Duke Energy Florida's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 4 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused significant damage within the service territory of Duke Energy Florida. Duke Energy Florida has not completed the final accumulation of total estimated storm restoration costs incurred; however, the preliminary estimate is approximately $140 million of operation and maintenance expenses and approximately $175 million in capital costs. Given the magnitude of the storm, Duke Energy Florida will recover these storm costs consistent with the provisions in its 2017 Second Revised and Restated Settlement Agreement. An order from regulatory authorities disallowing the future recovery of storm restoration costs could have an adverse impact on Duke Energy Florida's financial position, results of operations and cash flows.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2018	2017	Variance
Operating Revenues
Regulated electric	$1,055	$1,036	$19
Regulated natural gas	361	360	1
Nonregulated electric and other	36	30	6
Total operating revenues	1,452	1,426	26
Operating Expenses
Fuel used in electric generation and purchased power – regulated	284	283	1
Fuel used in electric generation and purchased power – nonregulated	43	42	1
Cost of natural gas	73	69	4
Operation, maintenance and other	337	388	(51)
Depreciation and amortization	196	193	3
Property and other taxes	218	204	14
Impairment charges	—	1	(1)
Total operating expenses	1,151	1,180	(29)
(Losses) Gains on Sales of Other Assets and Other, net	(106)	1	(107)
Operating Income	195	247	(52)
Other Income and Expenses, net	17	15	2
Interest Expense	68	67	1
Income From Continuing Operations Before Income Taxes	144	195	(51)
Income Tax Expense From Continuing Operations	23	67	(44)
Income From Continuing Operations	121	128	(7)
Loss From Discontinued Operations, net of tax	—	(1)	1
Net Income	$121	$127	$(6)

PART I

The following table shows the percent changes in GWh sales of electricity, dekatherms of natural gas delivered and average number of electric and natural gas customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

	Electric	Natural Gas
Increase (Decrease) over prior year	2018	2018
Residential sales	13.4%	28.6%
General service sales	3.6%	24.7%
Industrial sales	(1.0)%	9.6%
Wholesale electric power sales	(58.3)%	n/a
Other natural gas sales	n/a	0.3%
Total sales	3.0%	17.3%
Average number of customers	0.8%	0.8%
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $39 million increase in electric and natural gas retail sales, net of fuel revenues, due to favorable weather in the current year;

•	a $16 million increase in financial transmission rights revenues;

•	a $5 million increase in other revenues related to OVEC;

•	a $5 million increase in fuel revenues due to higher natural gas costs; and

•	a $4 million increase in rider revenue primarily due to increased rates.
Partially offset by:

•	a $38 million decrease in regulated revenues due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act; and
•a $5 million decrease in bulk power marketing sales.
Operating Expenses. The variance was driven primarily by:

•	a $51 million decrease in operations, maintenance and other expense primarily due to the FERC approved settlement refund of certain transmission costs previously billed by PJM.
Partially offset by:
•a $14 million increase in property and other taxes primarily due to higher property taxes due to higher plant balances; and
•a $6 million increase in fuel costs primarily due to increased natural gas sales volumes.
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
Income Tax Expense. The variance was primarily due to a decrease in pretax income and the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the nine months ended September 30, 2018, and 2017 were 16.0 percent and 34.4 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal excess deferred taxes. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
Duke Energy Ohio has a 9 percent ownership interest in OVEC, which owns 2,256 MW of coal-fired generation capacity. As a counterparty to an ICPA, Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio’s ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA, including Duke Energy Ohio, based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business. On March 31, 2018, FES, a subsidiary of FirstEnergy and an ICPA counterparty with a power participation ratio of 4.85 percent, filed for Chapter 11 bankruptcy, which could increase costs allocated to the counterparties. On July 31, 2018, the bankruptcy court rejected the FES ICPA, which means OVEC is an unsecured creditor in the FES bankruptcy proceeding. Duke Energy Ohio cannot predict the impact of the bankruptcy filing on its OVEC interests. In addition, certain proposed environmental rulemaking costs could result in future increased OVEC cost allocations.

PART I

In March 2017, Duke Energy Ohio filed an electric distribution base rate application with the PUCO to address recovery of electric distribution system capital investments and any increase in expenditures subsequent to previous rate cases. On April 13, 2018, Duke Energy Ohio filed a Stipulation with the PUCO to resolve issues in the electric distribution base rate case and other regulatory matters. If approved by PUCO, the Stipulation would allow for Duke Energy Ohio to recover gains and losses incurred on and after January 1, 2018, related to OVEC, through the Price Stabilization Rider. Hearings concluded on August 6, 2018. Initial briefs were filed on September 11, 2018, and reply briefs on October 2, 2018. Duke Energy Ohio's results of operations, financial position and cash flows could be adversely impacted if the Stipulation is denied by the PUCO. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.
DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2018	2017	Variance
Operating Revenues	$2,288	$2,302	$(14)
Operating Expenses
Fuel used in electric generation and purchased power	730	744	(14)
Operation, maintenance and other	576	546	30
Depreciation and amortization	386	336	50
Property and other taxes	56	56	—
Impairment charges	30	—	30
Total operating expenses	1,778	1,682	96
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	510	621	(111)
Other Income and Expenses, net	36	32	4
Interest Expense	125	132	(7)
Income Before Income Taxes	421	521	(100)
Income Tax Expense	104	203	(99)
Net Income	$317	$318	$(1)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018
Residential sales	14.0%
General service sales	3.1%
Industrial sales	0.4%
Wholesale power sales	(0.9)%
Total sales	3.7%
Average number of customers	1.2%
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Operating Revenues. The variance was driven primarily by:

•	an $83 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act; and

•	a $22 million decrease in wholesale power revenues, net of fuel, primarily due to contracts that expired in the prior year.

PART I

Partially offset by:

•
a $53 million increase in rate rider revenues primarily related to the Edwardsport Integrated Gasification Combined Cycle (IGCC) plant and the Transmission, Distribution and Storage System Improvement Charge rider;

•	a $24 million increase in electric sales to retail customers due to favorable weather in the current year;

•	a $7 million increase in weather-normal sales volumes to retail customers in the current year; and

•	a $6 million increase in fuel and other revenues primarily due to higher Midcontinent Independent System Operator rider revenue, partially offset by a decrease in retail and wholesale fuel revenues.
Operating Expenses. The variance was driven primarily by:

•	a $50 million increase in depreciation and amortization primarily due to additional plant in service and the deferral of certain asset retirement obligations in the prior year;

•	a $30 million increase in operation, maintenance and other expense primarily due to higher amortizations of previously deferred expenses, higher transmission and customer related costs; and

•	a $30 million increase in impairment charges primarily due to the reduction of a regulatory asset pertaining to the Edwardsport IGCC settlement agreement.
Partially offset by:

•
a $14 million decrease in fuel used in electric generation and purchased power primarily due to the net benefit to expense of lower purchased power and an increase in internal generation, and lower fuel prices.

Other Income and Expenses. The increase was primarily due to higher AFUDC equity resulting from recognition of the equity portion of rider specific post-in-service carrying costs under the tax settlement approved by the IURC.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the nine months ended September 30, 2018, and 2017 were 24.7 percent and 39.0 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
Matters Impacting Future Results
On April 17, 2015, the U.S. Environmental Protection Agency (EPA) published in the Federal Register a rule to regulate the disposal of Coal Combustion Residuals (CCR) from electric utilities as solid waste. Duke Energy Indiana has interpreted the rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Duke Energy Indiana's interpretation of the requirements of the CCR rule is subject to potential legal challenges and further regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Indiana's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K/A for the year ended December 31, 2017, for discussion of risks associated with the Tax Act.

PART I

PIEDMONT
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2018, and 2017 and the Annual Report on Form 10-K/A for the year ended December 31, 2017.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2018	2017	Variance
Operating Revenues	$940	$884	$56
Operating Expenses
Cost of natural gas	387	333	54
Operation, maintenance and other	252	226	26
Depreciation and amortization	118	109	9
Property and other taxes	36	38	(2)
Impairment charges	—	7	(7)
Total operating expenses	793	713	80
Operating Income	147	171	(24)
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	6	8	(2)
Other income and expenses, net	9	(1)	10
Total other income and expenses	15	7	8
Interest Expense	60	59	1
Income Before Income Taxes	102	119	(17)
Income Tax Expense	21	43	(22)
Net Income	$81	$76	$5
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018
Residential deliveries	34.2%
Commercial deliveries	20.1%
Industrial deliveries	3.3%
Power generation deliveries	25.9%
For resale	21.8%
Total throughput deliveries	21.6%
Secondary market volumes	(9.8)%
Average number of customers	1.5%
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
Nine Months Ended September 30, 2018, as Compared to September 30, 2017
Operating Revenues. The variance was driven primarily by:

•	a $54 million increase primarily due to higher natural gas costs passed through to customers due to higher retail volumes sold and higher natural gas prices; and

•
a $37 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, due to customer growth and IMR rate adjustments; and new power generation customers.

Partially offset by:

•	a $34 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act.

PART I

Operating Expenses. The variance was driven by:

•	a $54 million increase in cost of natural gas primarily due to higher retail volumes sold and higher natural gas prices;

•	a $26 million increase in operation, maintenance and other primarily due to increased shared services, costs to achieve merger expenses and natural gas operations; and

•	a $9 million increase in depreciation and amortization due to additional plant in service.
Partially offset by:

•	a $7 million decrease due to an impairment of software recorded in the prior year.
Other Income and Expense. The increase was primarily due to higher income from non-service components of employee benefit costs in the current year. For additional information on employee benefit costs, see Note 16 to the Condensed Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the nine months ended September 30, 2018, and 2017 were 20.6 percent and 36.1 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act. For additional information, see Note 17 to the Condensed Consolidated Financial Statements, "Income Taxes."
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
Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately the Master Credit and Revolving Facilities, to support these operations, including storm restoration costs from Hurricanes Florence and Michael. Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Reports on Form 10-K/A for the year ended December 31, 2017, for additional information).
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65 percent for all borrowers except Piedmont, and 70 percent for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of September 30, 2018, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
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
On August 1, 2018, Moody’s revised its ratings outlook for Duke Energy Corporation and Piedmont from negative to stable and for Duke Energy Ohio from positive to stable. Moody’s also revised its ratings as follows: Progress Energy is upgraded from Baa2 to Baa1; Piedmont is downgraded from A2 to A3. On September 6, 2018, Fitch revised its ratings outlook for Duke Energy Corporation from negative to stable.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Cash flows provided by (used in):
Operating activities	$5,667	$4,978
Investing activities	(7,270)	(6,331)
Financing activities	1,547	1,239
Net decrease in cash, cash equivalents and restricted cash	(56)	(114)
Cash, cash equivalents and restricted cash at beginning of period	505	541
Cash, cash equivalents and restricted cash at end of period	$449	$427

PART I

OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2018	2017	Variance
Net income	$2,190	$2,361	$(171)
Non-cash adjustments to net income	5,206	3,937	1,269
Contributions to qualified pension plans	(141)	(8)	(133)
Payments for asset retirement obligations	(389)	(420)	31
Payment for disposal of other assets	(105)	—	(105)
Working capital	(1,094)	(892)	(202)
Net cash provided by operating activities	$5,667	$4,978	$689
The variance was primarily due to:

•	a $1,098 million increase in net income after adjustment for non-cash items primarily due to favorable weather and increased pricing and volumes in the current period.
Partially offset by:

•	a $133 million increase in contributions to qualified pension plans; and

•	a $105 million payment for disposal of Beckjord.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2018	2017	Variance
Capital, investment and acquisition expenditures	$(7,050)	$(6,211)	$(839)
Other investing items	(220)	(120)	(100)
Net cash used in investing activities	$(7,270)	$(6,331)	$(939)
The variance relates primarily to an increase in capital expenditures due to higher overall investments in regulated generation, natural gas and commercial renewables.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2018	2017	Variance
Issuances of long-term debt, net	$1,832	$3,675	$(1,843)
Issuances of common stock	834	—	834
Notes payable and commercial paper	674	(619)	1,293
Dividends paid	(1,835)	(1,825)	(10)
Other financing items	42	8	34
Net cash provided by financing activities	$1,547	$1,239	$308
The variance was primarily due to:

•	an $834 million increase in proceeds from the issuance of common stock; and

•	a $1,293 million increase in net proceeds from issuances of notes payable and commercial paper primarily due to increased capital expenditures and the timing of debt and common stock issuances.
Partially offset by:

•
a $1,843 million decrease in proceeds from net issuances of long-term debt primarily due to prior year financings of $820 million in the Commercial Renewables segment and the timing of issuances and redemptions of long-term debt.

PART I

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
The following sections outline various proposed and recently enacted statutes and regulations that may impact the Duke Energy Registrants. Refer to Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
Coal Combustion Residuals
In April 2015, the EPA published a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. Various industry and environmental parties have appealed the EPA's CCR rule in the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On April 18, 2016, the EPA filed a motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. Duke Energy does not expect a material impact from the settlement or that it will result in additional ARO adjustments. On September 13, 2017, EPA responded to a petition by the Utility Solid Waste Activities Group that the agency would reconsider certain provisions of the final rule, and asked the D.C. Circuit Court to suspend the litigation. The D.C. Circuit Court denied EPA’s petition to suspend the litigation and oral argument was held on November 20, 2017. On August 21, 2018, the D.C. Circuit issued its decision in the CCR rule litigation denying relief for industry petitioners' remaining claims and ruling in favor of environmental petitioners on a number of their challenges, including the regulation of inactive CCR surface impoundments at retired plants and the continued operation of unlined impoundments.
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
Coal Ash Management Act of 2014
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at September 30, 2018, and December 31, 2017, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. The Coal Ash Act requires Duke Energy to undertake dam improvement projects and to provide access to a permanent alternative drinking water source to certain residents within a half-mile of coal ash basin compliance boundaries and to certain other potentially impacted residents. The legislation requires excavation of the Sutton, Riverbend and Dan River basins by August 1, 2019, and Asheville basins by August 1, 2022. Excavation at these sites may include a combination of transfer of coal ash to an engineered landfill or conversion for beneficial use. Basins at the H.F. Lee, Cape Fear and Weatherspoon sites are required to be closed through excavation no later than August 1, 2028. Excavation at these sites can include conversion of the basin to a lined industrial landfill, transfer of ash to an engineered landfill or conversion for beneficial use. The remaining basins are required to be closed no later than December 31, 2024, through conversion to a lined industrial landfill, transfer to an engineered landfill or conversion for beneficial use, unless certain dam improvement projects and alternative drinking water source projects are completed by October 15, 2018. Upon satisfactory completion of these projects, the closure deadline would be extended to December 31, 2029, and could include closure through the combination of a cap system and a groundwater monitoring. On October 12, 2018, NCDEQ announced that Duke Energy had satisfied the permanent replacement water supply requirements by the October 15, 2018, deadline set out in the Coal Ash Management Act. NCDEQ has until November 14, 2018, to issue final basin classifications.
Additionally, the Coal Ash Act requires the installation and operation of three large-scale coal ash beneficiation projects to produce reprocessed ash for use in the concrete industry. Duke Energy selected the Buck, H.F. Lee and Cape Fear plants for these projects. Closure at these sites is required to be completed no later than December 31, 2029.

PART I

The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions. Consistent with the requirements of the Coal Ash Act, Duke Energy has submitted comprehensive site assessments and groundwater corrective plans to NCDEQ and will submit to NCDEQ site-specific coal ash impoundment closure plans in advance of closure. NCDEQ requested that Duke Energy submit options analyses, groundwater modeling and net environmental benefits analyses for six sites potentially eligible for closure by cap in place by November 15, 2018. These plans and all associated permits must be approved by NCDEQ before closure work can begin.
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
Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. As originally written, affected facilities were required to comply between 2018 and 2023, depending on the timing of Clean Water Act (CWA) discharge permits. Most of the steam electric generating facilities the Duke Energy Registrants own are affected sources. The Duke Energy Registrants are well-positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG rule focused on the limits imposed on IGCC facilities (gasification wastewater). All challenges to the rule were consolidated in the Fifth Circuit Court of Appeals. On August 22, 2017, the Fifth Circuit Court of Appeals granted EPA’s Motion to Govern Further Proceedings, thereby severing and suspending the claims related to flue gas desulfurization wastewater, bottom ash transport water and gasification wastewater. Claims regarding gasification wastewater were stayed, pending the issuance of the variance to Duke Energy Indiana. Duke Energy Indiana’s federal court challenge to EPA’s Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category remains in abeyance. After a long delay, EPA issued a variance for discharges at Edwardsport of wastewater associated with the gasification process. The variance was incorporated by the state agency into a revised wastewater discharge permit, and Duke Energy Indiana has voluntarily dismissed the federal court challenge. The litigation will continue as to claims related to other waste streams.
Separate from the litigation, EPA finalized a rule on September 18, 2017, postponing the earliest applicability date for bottom ash transport water and flue gas desulfurization wastewater from 2018 to 2020 and retaining the end applicability date of 2023. Also, as part of the rule, EPA reiterated its intent to conduct a new rulemaking to review the effluent limitation guidelines for bottom ash transport water and flue gas desulfurization wastewater. EPA projects that a new rule on these two issues will be finalized by the end of 2019.
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

(in millions)	Estimated Cost
Duke Energy	$950
Duke Energy Carolinas	440
Progress Energy	370
Duke Energy Progress	270
Duke Energy Florida	100
Duke Energy Ohio	90
Duke Energy Indiana	50
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

PART I

Cross-State Air Pollution Rule
On September 7, 2016, EPA finalized a revision to the Cross-State Air Pollution Rule (CSAPR); the revised rule is known as the CSAPR Update Rule. The CSAPR Update Rule reduces the CSAPR Phase 2 state ozone season NOX emission budgets for 22 eastern states, including Ohio, Kentucky and Indiana. In the final CSAPR Update Rule, the EPA removed Florida, South Carolina and North Carolina from the ozone season NOx program. Beginning in 2017, Duke Energy Registrants in these states will not be subject to any CSAPR ozone season NOx emission limitations. For the states that remain in the program, the reduced state ozone season NOx emission budgets took effect on May 1, 2017. In Kentucky and Indiana, where Duke Energy Registrants own and operate coal-fired electric generating units (EGUs) subject to the final rule requirements, near-term responses include changing unit dispatch to run certain generating units less frequently and/or purchasing NOx allowances from the trading market. Longer term, upgrading the performance of existing NOx controls is an option. The Indiana Utility Group and the Indiana Energy Association jointly filed a petition for reconsideration asking that the EPA correct errors it made in calculating the Indiana budget and increase the budget accordingly. EPA has yet to act on the petition. Numerous parties have filed petitions with the D.C. Circuit Court challenging various aspects of the CSAPR Update Rule. Final briefs in the case were due April 9, 2018. Oral argument was heard on October 3, 2018. The Duke Energy Registrants cannot predict the outcome of these matters.
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
On March 28, 2017, President Trump signed an executive order directing EPA to review the rule and determine whether to suspend, revise or rescind it. On the same day, the Department of Justice (DOJ) filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. Subsequent to the DOJ motion, the D.C. Circuit Court canceled oral argument in the case. On August 10, 2017, the court ordered that the litigation be suspended indefinitely. The rule remains in effect pending the outcome of litigation and EPA’s review. On July 24, 2018, EPA reported to the court that it plans to send a proposed revised rule to the Office of Management and Budget (OMB) for review. EPA has stated that it expects to release the proposed rule in November. The Duke Energy Registrants cannot predict the outcome of these matters but do not expect the impacts of the current final standards will be material to Duke Energy's financial position, results of operations or cash flows.
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
On March 28, 2017, President Trump signed an executive order directing EPA to review the CPP and determine whether to suspend, revise or rescind the rule. On the same day, the DOJ filed a motion with the D.C. Circuit Court requesting that the court stay the litigation of the rule while it is reviewed by EPA. On April 28, 2017, the court issued an order to suspend the litigation for 60 days and required EPA to file status reports with the court every 30 days. The court has issued subsequent orders, most recently on June 26, 2018, maintaining the case in abeyance. On October 16, 2017, EPA issued a Notice of Proposed Rulemaking (NPRM) to repeal the CPP based on a change to EPA’s legal interpretation of the section of the Clean Air Act on which the CPP was based. The comment period on EPA's NPRM ended April 26, 2018. On December 28, 2017, EPA issued an Advance Notice of Proposed Rulemaking (ANPRM) in which it sought public comment on various aspects of a potential CPP replacement rule. The comment period on the ANPRM ended February 26, 2018. On August 31, 2018, EPA published a proposed rule to replace the CPP, the Affordable Clean Energy (ACE) rule. The proposed ACE rule is based on an “inside the fence” approach under which states develop CO2 reduction plans based on efficiency (heat rate) improvements at coal-fired power plants. The rule proposes a list of “candidate technologies” from which the states develop unit-specific emission standards. State compliance plans will be due three years after the rule is finalized. The proposal also revises EPA’s New Source Review (NSR) permitting program to remove impediments to the kinds of efficiency improvements the ACE rule would require. The Duke Energy Registrants cannot predict the outcome of these matters.
Section 126 Petitions
On November 16, 2016, the state of Maryland filed a petition with EPA under Section 126 of the Clean Air Act alleging that 19 power plants, including two that Duke Energy Registrants own and operate, contribute to violations of EPA’s National Ambient Air Quality Standards (NAAQS) for ozone in the state of Maryland. On March 12, 2018, the state of New York filed a petition with EPA, also under Section 126 of the Clean Air Act alleging that over 60 power plants, including four that Duke Energy Registrants own and operate, contribute to violations of EPA’s ozone NAAQS in the state of New York. Both Maryland and New York seek EPA orders requiring the states in which the named power plants operate impose more stringent nitrogen oxide (NOx) emission limitations on the plants. On October 5, 2018, EPA published a final rule denying the Maryland petition. That same day, Maryland appealed EPA's denial of their Section 126 petition. Duke Energy has three units named in the petition. Any other petition to challenge this final rule must be filed within 60 days from EPA's denial. The impact of these petitions could be more stringent requirements for the operation of NOx emission controls at these plants. The Duke Energy Registrants cannot predict the outcome of these matters.
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
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2018, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Note 12 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for a discussion of off-balance sheet arrangements regarding ACP. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and nine months ended September 30, 2018, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K/A for the year ended December 31, 2017.
Subsequent Events
See Note 18 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and nine months ended September 30, 2018, there were no material changes to the Duke Energy Registrants' disclosures about market risk. For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K/A for the Duke Energy Registrants.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
On August 2, 2018, Duke Energy and Ernst and Young LLP (EY) announced a strategic tax relationship which resulted in approximately 45 tax team employees joining EY as part of an outsourced arrangement for managed tax services. In connection with this new strategic relationship, management will continue to enhance the design and documentation of our internal control processes to ensure suitable controls over financial reporting. During the three months ended September 30, 2018, except as noted above, there were no changes in Duke Energy’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2017, the state of Maryland filed a lawsuit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of its water supplies from MTBE. The case was removed to the U.S. District Court in Baltimore. Duke Energy cannot predict the outcome of this matter.
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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	Twentieth Supplemental Indenture (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form 8-A filed on September 17, 2018, File no. 001-32853).	X
*10.1
Amendment No. 1 to the Term Loan Credit Agreement, dated as of September 13, 2018, among Piedmont Natural Gas Company, Inc., the lenders listed therein, U.S. Bank National Association, as Administrative Agent, and PNC Bank, National Association, Bank of New York Mellon and KeyBank, National Association, as Co-Documentation Agents.
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

Date:	November 2, 2018	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2018	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)