Form 10-K
period 2018-12-31
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2019-02-28
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2018 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, NC 28202-1803 704-382-3853	20-2777218

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, LLC (a Florida limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, LLC (a North Carolina limited liability company) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, LLC (an Indiana limited liability company) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457
1-6196	PIEDMONT NATURAL GAS COMPANY, INC. (a North Carolina corporation) 4720 Piedmont Row Drive Charlotte, North Carolina 28210 704-364-3120 56-0556998

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Registrant	Title of each class	Name of each exchange on which registered
Duke Energy Corporation (Duke Energy)	Common Stock, $0.001 par value	New York Stock Exchange LLC
Duke Energy	5.125% Junior Subordinated Debentures due January 15, 2073	New York Stock Exchange LLC
Duke Energy	5.625% Junior Subordinated Debentures due September 15, 2078	New York Stock Exchange LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Duke Energy	Yes ☒	No ☐	Duke Energy Florida, LLC (Duke Energy Florida)	Yes ☒	No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐
Progress Energy, Inc. (Progress Energy)	Yes ☐	No ☒	Duke Energy Indiana, LLC (Duke Energy Indiana)	Yes ☐	No ☒
Duke Energy Progress, LLC (Duke Energy Progress)	Yes ☒	No ☐	Piedmont Natural Gas Company, Inc. (Piedmont)	Yes ☐	No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒ (Response applicable to all registrants.)
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ (Only applicable to Duke Energy)
Indicate by check mark whether Duke Energy is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.: Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each of Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.: Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2018.	$56,283,598,357
Number of shares of Common Stock, $0.001 par value, outstanding at January 31, 2019.	727,010,882
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Duke Energy definitive proxy statement for the 2019 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11 and 13 hereof.
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

TABLE OF CONTENTS

TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2018

FORWARD LOOKING STATEMENTS

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

◦
The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches, operational accidents, information technology failures or other catastrophic events, such as fires, explosions, pandemic health events or other similar occurrences;

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

◦	The ability to control operation and maintenance costs;

◦	The level of creditworthiness of counterparties to transactions;

◦	Employee workforce factors, including the potential inability to attract and retain key personnel;

FORWARD LOOKING STATEMENTS

◦	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

◦	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

◦	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

◦	The impact of U.S. tax legislation to our financial condition, results of operations or cash flows and our credit ratings;

◦	The impacts from potential impairments of goodwill or equity method investment carrying values; and

◦	The ability to implement our business strategy, including enhancing existing technology systems.
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida OPC and other customer advocates

the 2015 Plan	Duke Energy Corporation 2015 Long-Term Incentive Plan

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida OPC and other customer advocates, which replaces and supplants the 2013 Settlement

ACE	Affordable Clean Energy

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy and Southern Company Gas

ACP pipeline	The approximately 600-mile proposed interstate natural gas pipeline

AFUDC	Allowance for funds used during construction

AFS	Available for Sale

the Agents	Wells Fargo Securities, LLC, Citigroup Global Market Inc., J.P. Morgan Securities, LLC

ALJ	Administrative Law Judge

AMI	Advanced Metering Infrastructure

AMT	Alternative Minimum Tax

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ASR	Accelerated Stock Repurchase Program

ATM	At-the-market

Audit Committee	Audit Committee of the Board of Directors

Barclays	Barclays Capital Inc.

BCWF	Benton County Wind Farm, LLC

Beckjord	Beckjord Generating Station

Belews Creek	Belews Creek Steam Station

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

Brunswick	Brunswick Nuclear Plant

CAA	Clean Air Act

Cardinal	Cardinal Pipeline Company, LLC

Catawba	Catawba Nuclear Station

CC	Combined Cycle

CCR	Coal Combustion Residuals

CCS	Carbon Capture and Storage

CECPCN	Certificate of Environmental Compatibility and Public Convenience and Necessity

CEO	Chief Executive Officer

CertainTeed	CertainTeed Gypsum NC, Inc.

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

Citrus County CC	Citrus County Combined Cycle Facility

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

COL	Combined Operating License

the Company	Duke Energy Corporation and its subsidiaries

GLOSSARY OF TERMS

Constitution	Constitution Pipeline Company, LLC

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CPCN	Certificate of Public Convenience and Necessity

CPP	Clean Power Plan

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CSA	Comprehensive Site Assessment

CSAPR	Cross-State Air Pollution Rule

CT	Combustion Turbine

CTG	China Three Gorges (Luxembourg) Energy S.à.r.l.

CWA	Clean Water Act

DATC	Duke-American Transmission Co.

D.C. Circuit Court	U.S. Court of Appeals for the District of Columbia

DCI	Distribution Capital Investment

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DHHS	North Carolina Department of Health and Human Services

Directors' Savings Plan	Duke Energy Corporation Directors' Savings Plan

DOE	U.S. Department of Energy

DOJ	Department of Justice

Dominion	Dominion Resources

DRIP	Dividend Reinvestment Program

DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

East Bend	East Bend Generating Station

the EDA	Equity Distribution Agreement

EE	Energy efficiency

EGU	Electric Generating Units

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction agreement

EPS	Earnings Per Share

ESP	Electric Security Plan

GLOSSARY OF TERMS

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

Executive Savings Plan	Duke Energy Corporation Executive Savings Plan

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FES	FirstEnergy Solutions Corp.

Fitch	Fitch Ratings, Inc.

FirstEnergy	FirstEnergy Corp.

Florida OPC	Florida Office of Public Counsel

Form S-3	Registration statement

FP&L	Florida Power & Light Company

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

Fluor	Fluor Enterprises, Inc.

FV-NI	Fair value through net income

GAAP	Generally Accepted Accounting Principles in the United States

GAAP Reported Earnings	Net Income Attributable to Duke Energy Corporation

GAAP Reported EPS	Diluted EPS Attributable to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GWh	Gigawatt-hours

Hardy Storage	Hardy Storage Company, LLC

Harris	Shearon Harris Nuclear Plant

Hines	Hines Energy Complex

I Squared	ISQ Enerlam Aggregator, L.P. and Enerlam (UK) Holding Ltd.

IBNR	Incurred but not yet reported

ICPA	Inter-Company Power Agreement

IGCC	Integrated Gasification Combined Cycle

IMR	Integrity Management Rider

International Disposal Group	Duke Energy's international business, excluding National Methanol Company

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISFSI	Independent Spent Fuel Storage Installation

ISO	Independent System Operator

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

Investment Trusts	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

JDA	Joint Dispatch Agreement

KO Transmission	KO Transmission Company

KPSC	Kentucky Public Service Commission

kV	Kilovolt

LDC	Local Distribution Company

Lee Nuclear Station	William States Lee III Nuclear Station

Levy	Duke Energy Florida’s proposed nuclear plant in Levy County, Florida

GLOSSARY OF TERMS

LIBOR	London Interbank Offered Rate

LLC	Limited Liability Company

Master Trust	Duke Energy Corporation Master Retirement Trust

McGuire	McGuire Nuclear Station

Merger Agreement	The Agreement and Plan of Merger between Duke Energy and Piedmont

MGP	Manufactured gas plant

Midwest Generation Disposal Group	Duke Energy Ohio’s nonregulated Midwest generation business and Duke Energy Retail Sales, LLC

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Unit

MPP	Money Purchase Pension

Moody’s	Moody’s Investors Service, Inc.

MTBE	Methyl tertiary butyl ether

MTEP	MISO Transmission Expansion Planning

MW	Megawatt

MVP	Multi Value Projects

MWh	Megawatt-hour

NAAQS	National Ambient Air Quality Standards

NAV	Net asset value

NAW	North Allegheny Wind, LLC

NCDEQ	North Carolina Department of Environmental Quality (formerly the North Carolina Department of Environment and Natural Resources)

NCEMC	North Carolina Electric Membership Corporation

NCEMPA	North Carolina Eastern Municipal Power Agency

NCRS	Nuclear Power Plant Cost Recovery Statutes

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NEIL	Nuclear Electric Insurance Limited

New Source Review
New Source Review (NSR) is a CAA program that requires industrial facilities to install modern pollution control equipment when they are built or when making a change that increases emissions significantly

NYSDEC	New York State Department of Environmental Conservation

NMC	National Methanol Company

NOL	Net operating loss

NOV	Notice of violation

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NPNS	Normal purchase/normal sale

NPRM	Notice of Proposed Rulemaking

NRC	U.S. Nuclear Regulatory Commission

NSR	New Source Review

NWPA	Nuclear Waste Policy Act of 1982 (as amended)

NYSE	New York Stock Exchange

Oconee	Oconee Nuclear Station

OMB	Office of Management and Budget

GLOSSARY OF TERMS

OPEB	Other Post-Retirement Benefit Obligations

ORS	Office of Regulatory Staff

Osprey acquisition	Duke Energy Florida's purchase of a Calpine Corporation's 599-MW combined-cycle natural gas plant in Auburndale, Florida

OTTI	Other-than-temporary impairment

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

PCAOB	Public Company Accounting Oversight Board

PGA	Purchased Gas Adjustments

Philadelphia Utility Index	Philadelphia Sector Index

PHMSA	Pipeline and Hazardous Materials Safety Administration

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont Pension Assets	Qualified pension plan assets associated with the Retirement Plan of Piedmont

Piedmont Term Loan	Term loan facility with commitments totaling $350M entered in June 2017

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credits

PUCO	Public Utilities Commission of Ohio

PUCO Order	Order issued by PUCO approving a settlement of Duke Energy Ohio’s natural gas base rate case and authorizing the recovery of certain MGP costs

PURPA	Public Utility Regulatory Policies Act of 1978

QF	Qualifying Facility

RCRA	Resource Conservation and Recovery Act

REC	Renewable Energy Certificate

REC Solar	REC Solar Corp.

Relative TSR	TSR of Duke Energy stock relative to a predefined peer group

Robinson	Robinson Nuclear Plant

RRBA	Roanoke River Basin Association

RSU	Restricted Stock Unit

RTO	Regional Transmission Organization

SAB	Staff Accounting Bulletin

Sabal Trail	Sabal Trail Transmission, LLC

Sabal Trail pipeline	Sabal Trail Natural Gas Pipeline

SAFSTOR
A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SEC	Securities and Exchange Commission

SEIS	Supplemental Environmental Impact Statement

SELC	Southern Environmental Law Center

Segment Income	Income from continuing operations net of income attributable to noncontrolling interests

GLOSSARY OF TERMS

SO2	Sulfur dioxide

SouthStar	SouthStar Energy Services, LLC

Spectra Capital	Spectra Energy Capital, LLC

S&P	Standard & Poor’s Rating Services

S&P 500	Standard & Poor's 500 Stock Index

SSO	Standard Service Offer

State utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and TPUC (Collectively)

State electric utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (Collectively)

State gas utility commissions	NCUC, PSCSC, PUCO, TPUC and KPSC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Sutton	L.V. Sutton Combined Cycle Plant

the Tax Act	Tax Cuts and Jobs Act

TDSIC	Transmission, Distribution and Storage System Improvement Charge

Three Year Revolver	Duke Energy (Parent) $1.0 billion revolving credit facility

TPUC	Tennessee Public Utility Commission

TSCA	Toxic Substances Control Act

TSR	Total shareholder return

U.S.	United States

U.S. Court of Appeals	U.S. Court of Appeals for the Second Circuit

VEBA	Voluntary Employees' Beneficiary Association

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

Westinghouse	Westinghouse Electric Company

WNA	Weather normalization adjustment

W.S. Lee CC	William States Lee Combined Cycle Facility

WVPA	Wabash Valley Power Association, Inc.

BUSINESS

ITEM 1. BUSINESS

DUKE ENERGY

General
Duke Energy was incorporated on May 3, 2005, and is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the FERC and other regulatory agencies listed below. Duke Energy operates in the U.S. primarily through its direct and indirect subsidiaries. Certain Duke Energy subsidiaries are also subsidiary registrants, including Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its separate Subsidiary Registrants, which along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
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
In December 2016, Duke Energy completed an exit of the Latin American market to focus on its domestic regulated business, which was further bolstered by the acquisition of Piedmont. The sale of the International Energy business segment, excluding an equity method investment in NMC, was completed through two transactions including a sale of assets in Brazil to CTG and a sale of Duke Energy's remaining Latin American assets in Peru, Chile, Ecuador, Guatemala, El Salvador and Argentina to I Squared (collectively, the International Disposal Group). See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information on the sale of International Energy.
The Duke Energy Registrants electronically file reports with the SEC, including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports.
The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at sec.gov. Additionally, information about the Duke Energy Registrants, including reports filed with the SEC, is available through Duke Energy’s website at duke-energy.com. Such reports are accessible at no charge and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.
Business Segments
Duke Energy's segment structure includes three reportable business segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. Duke Energy's chief operating decision-maker routinely reviews financial information about each of these business segments in deciding how to allocate resources and evaluate the performance of the business. For additional information on each of these business segments, including financial and geographic information, see Note 3 to the Consolidated Financial Statements, “Business Segments.” The following sections describe the business and operations of each of Duke Energy’s business segments, as well as Other.
ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure conducts operations primarily through the regulated public utilities of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Duke Energy Ohio. Electric Utilities and Infrastructure provides retail electric service through the generation, transmission, distribution and sale of electricity to approximately 7.7 million customers within the Southeast and Midwest regions of the U.S. The service territory is approximately 95,000 square miles across six states with a total estimated population of 24 million people. The operations include electricity sold wholesale to municipalities, electric cooperative utilities and other load-serving entities. Electric Utilities and Infrastructure is also a joint owner in certain electric transmission projects. Electric Utilities and Infrastructure has a 50 percent ownership interest in DATC, a partnership with American Transmission Company, formed to design, build and operate transmission infrastructure. DATC owns 72 percent of the transmission service rights to Path 15, an 84-mile transmission line in central California. Electric Utilities and Infrastructure also has a 50 percent ownership interest in Pioneer Transmission, LLC, which builds, owns and operates electric transmission facilities in North America. The following map shows the service territory for Electric Utilities and Infrastructure as of December 31, 2018.

BUSINESS

Duke Energy Electric Service Territories

Service Territory
Counties Served
Electric Business

DUKE ENERGY

BUILDING A SMARTER ENERGY FUTURE™

©2018 Duke Energy Corporation 183097 10/18

The electric operations and investments in projects are subject to the rules and regulations of the FERC, the NRC, the NCUC, the PSCSC, the FPSC, the IURC, the PUCO and the KPSC.
The following table represents the distribution of billed sales by customer class for the year ended December 31, 2018.

	Duke	Duke	Duke	Duke	Duke
	Energy	Energy	Energy	Energy	Energy
	Carolinas	Progress	Florida	Ohio	Indiana
Residential	32%	27%	50%	37%	28%
General service	32%	23%	37%	38%	25%
Industrial	24%	15%	7%	23%	31%
Total retail sales	88%	65%	94%	98%	84%
Wholesale and other sales	12%	35%	6%	2%	16%
Total sales	100%	100%	100%	100%	100%
The number of residential and general service customers within the Electric Utilities and Infrastructure service territory is expected to increase over time. While economic conditions within the service territory remain strong, sales growth continues to be influenced by adoption of energy efficiencies and self-generation. Residential sales for 2018 compared to 2017 saw relatively strong growth despite the impact from increasing amounts of energy efficiency. However, the continued adoption of more efficient housing and appliances is expected to have a negative impact on average usage per residential customer over time.
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

BUSINESS

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
Competition
Retail
Electric Utilities and Infrastructure’s businesses operate as the sole supplier of electricity within their service territories, with the exception of Ohio, which has a competitive electricity supply market for generation service. Electric Utilities and Infrastructure owns and operates facilities necessary to transmit, distribute and generate electricity. Services are priced by state commission approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable electricity at fair prices.
In Ohio, Electric Utilities and Infrastructure conducts competitive auctions for electricity supply. The cost of energy purchased through these auctions is recovered from retail customers. Electric Utilities and Infrastructure earns retail margin in Ohio on the transmission and distribution of electricity, but not on the cost of the underlying energy.
Competition in the regulated electric distribution business is primarily from the development and deployment of alternative energy sources including on-site generation from industrial customers and distributed generation, such as private solar, at residential, general service and/or industrial customer sites.
Wholesale
Duke Energy competes with other utilities and merchant generators for bulk power sales, sales to municipalities and cooperatives and wholesale transactions under primarily cost-based contracts approved by FERC. The principal factors in competing for these sales are availability of capacity and power, reliability of service and price. Prices are influenced primarily by market conditions and fuel costs.
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
Energy Capacity and Resources
Electric Utilities and Infrastructure owns approximately 50,880 MW of generation capacity. For additional information on owned generation facilities, see Item 2, “Properties.”

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

BUSINESS

Sources of Electricity
Electric Utilities and Infrastructure relies principally on coal, nuclear fuel and natural gas for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2018.

				Cost of Delivered Fuel per Net
	Generation by Source			Kilowatt-hour Generated (Cents)
	2018	2017	2016	2018	2017	2016
Coal(a)	24.4%	27.4%	27.1%	2.82	2.72	3.07
Nuclear(a)	26.0%	27.8%	27.4%	0.50	0.69	0.66
Natural gas and oil(a)	26.2%	23.6%	22.9%	3.57	2.85	3.07
All fuels (cost-based on weighted average)(a)	76.6%	78.8%	77.4%	2.29	2.04	2.22
Hydroelectric and solar(b)	1.3%	0.7%	0.7%
Total generation	77.9%	79.5%	78.1%
Purchased power and net interchange	22.1%	20.5%	21.9%
Total sources of energy	100.0%	100.0%	100.0%

(a)	Statistics related to all fuels reflect Electric Utilities and Infrastructure's ownership interest in jointly owned generation facilities.

(b)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.
Coal
Electric Utilities and Infrastructure meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. Electric Utilities and Infrastructure uses spot market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which have various price adjustment provisions and market reopeners, range from 2019 to 2021 for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Ohio, 2019 to 2020 for Duke Energy Florida and 2019 to 2025 for Duke Energy Indiana. Electric Utilities and Infrastructure expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. Electric Utilities and Infrastructure has an adequate supply of coal under contract to meet its hedging guidelines regarding projected future consumption. As a result of volatility in natural gas prices and the associated impacts on coal-fired dispatch within the generation fleet, coal inventories will continue to fluctuate. Electric Utilities and Infrastructure continues to actively manage its portfolio and has worked with suppliers to obtain increased flexibility in its coal contracts.
Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in Colorado and the Illinois Basin. Coal purchased for Kentucky is produced from mines along the Ohio River in Illinois, Ohio, West Virginia and Pennsylvania. Coal purchased for Indiana is primarily produced in Indiana and Illinois. The current average sulfur content of coal purchased by Electric Utilities and Infrastructure is between 1.5 percent and 2 percent for Duke Energy Carolinas and Duke Energy Progress, between 1 percent and 3 percent for Duke Energy Florida, between 3 percent and 3.5 percent for Duke Energy Ohio and between 2.5 percent and 3 percent for Duke Energy Indiana. Electric Utilities and Infrastructure's environmental controls, in combination with the use of SO2 emission allowances, enable Electric Utilities and Infrastructure to satisfy current SO2 emission limitations for its existing facilities.
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
Electric Utilities and Infrastructure has entered into fuel contracts that cover 100 percent of its uranium concentrates, conversion services and enrichment services requirements through at least 2019 and cover fabrication services requirements for these plants through at least 2027. For future requirements not already covered under long-term contracts, Electric Utilities and Infrastructure believes it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.
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

BUSINESS

Electric Utilities and Infrastructure has certain dual-fuel generating facilities that can operate utilizing both natural gas and fuel oil. The cost of Electric Utilities and Infrastructure’s natural gas and fuel oil is fixed price or determined by published market prices as reported in certain industry publications, plus any transportation and freight costs. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana use derivative instruments to manage a portion of their exposure to price fluctuations for natural gas. For Duke Energy Florida, there is currently an agreed to moratorium on future hedging with the FPSC.
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
The following table summarizes purchased power for the previous three years:

	2018	2017	2016
Purchase obligations and leases (in millions of MWh)(a)	21.3	17.7	18.0
Purchase capacity under contract (in MW)(b)	4,025	4,028	4,588

(a)	Represents approximately 7 percent of total system requirements for 2018, 2017 and 2016.

(b)	These agreements include approximately 412 MW of firm capacity under contract by Duke Energy Florida with QFs.
Inventory
Electric Utilities and Infrastructure must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2018, the inventory balance for Electric Utilities and Infrastructure was approximately $2.9 billion. For additional information on inventory, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
Ash Basin Management
During 2015, EPA regulations were enacted related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under the RCRA and apply to electric generating sites with new and existing landfills, new and existing surface impoundments, structural fills and CCR piles, and establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments (ash basins or impoundments) will continue to be independently regulated by existing state laws, regulations and permits, including the Coal Ash Act in North Carolina.
Electric Utilities and Infrastructure has and will periodically submit to applicable authorities required site-specific coal ash impoundment remediation or closure plans. These plans and all associated permits must be approved before any work can begin. Closure activities began in 2015 at the four sites specified as high priority by the Coal Ash Act and at the W.S. Lee Steam Station site in South Carolina in connection with other legal requirements. Excavation at these sites involves movement of CCR materials to off-site locations for use as structural fill, to appropriate engineered off-site or on-site lined landfills or conversion of the ash for beneficial use. At other sites, preliminary planning and closure methods have been studied and factored into the estimated retirement and management costs. The Coal Ash Act requires CCR surface impoundments in North Carolina to be closed, with the closure method and timing based on a risk ranking classification determined by legislation or state regulators. Additionally, the RCRA required closure timing depends upon meeting or continuing to meet certain criteria.
The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal ash surface impoundments to the normal ratemaking processes before utility regulatory commissions. Duke Energy Carolinas and Duke Energy Progress have included compliance costs associated with the EPA CCR rule and the Coal Ash Act in their respective rate case filings. During 2017, Duke Energy Carolinas' and Duke Energy Progress’ wholesale contracts were amended to include the recovery of expenditures related to asset retirement obligations for the closure of coal ash basins. The amended contracts have retail disallowance parity or provisions limiting challenges to CCR cost recovery actions at FERC. FERC approved the amended wholesale rate schedules in 2017. For additional information on the ash basins and recovery, see Item 7, "Other Matters" and Notes 4, 5 and 9 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations," respectively.
Nuclear Matters
Duke Energy owns, wholly or partially, 11 operating nuclear reactors located at six operating stations. The Crystal River Unit 3 permanently ceased operation in February 2013. Nuclear insurance includes: nuclear liability coverage; property damage coverage; nuclear accident decontamination and premature decommissioning coverage; and accidental outage coverage for losses in the event of a major accidental outage. Joint owners reimburse Duke Energy for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which is approximately $14.1 billion. For additional information on nuclear insurance see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

BUSINESS

Duke Energy has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate each plant safely. The NCUC, PSCSC and FPSC require Duke Energy to update their cost estimates for decommissioning their nuclear plants every five years.
The following table summarizes the fair value of NDTF balances and the most recent site-specific nuclear decommissioning cost study results for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. Decommissioning costs are stated in 2018 dollars for Duke Energy Carolinas, 2017 dollars for Duke Energy Florida and 2014 dollars for Duke Energy Progress, and include costs to decommission plant components not subject to radioactive contamination.

	NDTF(a)		Decommissioning
(in millions)	December 31, 2018	December 31, 2017	Costs(a)	Year of Cost Study
Duke Energy	$6,720	$7,097	$8,737	2014 and 2018
Duke Energy Carolinas(b)(c)	3,558	3,772	4,291	2018
Duke Energy Progress	2,503	2,588	3,550	2014
Duke Energy Florida(d)	659	736	896	2018

(a)	Amounts for Progress Energy equal the sum of Duke Energy Progress and Duke Energy Florida.

(b)
Decommissioning cost for Duke Energy Carolinas reflects its ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.

(c)
Duke Energy Carolinas' site-specific nuclear decommissioning cost study completed in 2018 is expected to be filed with the NCUC and PSCSC by the second quarter 2019. Duke Energy Carolinas will also complete a new funding study, which will be completed and filed with the NCUC and PSCSC in 2019.

(d)
Duke Energy Florida's site-specific nuclear decommissioning cost study and a new funding study were completed and filed with the FPSC in 2018. For the years ended December 31, 2017 and December 31, 2018, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

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
The NWPA provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The government has not yet developed a storage facility or disposal capacity, so Electric Utilities and Infrastructure will continue to store spent fuel on its reactor sites.
Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE terminated the project to license and develop a geologic repository at Yucca Mountain, Nevada in 2010, and is currently taking no action to fulfill its responsibilities to dispose of spent fuel.
Until the DOE begins to accept the spent nuclear fuel, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida will continue to safely manage their spent nuclear fuel. Under current regulatory guidelines, Harris has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license. Crystal River Unit 3 ceased operation in 2013 and was placed in a SAFSTOR condition in January 2018. As of January 2018, all spent fuel at Crystal River Unit 3 has been transferred from the spent fuel pool to dry storage at an on-site ISFSI. With certain modifications and approvals by the NRC to expand the on-site dry cask storage facilities, spent nuclear fuel dry storage facilities will be sufficient to provide storage space of spent fuel through the expiration of the operating licenses, including any license renewals, for Brunswick, Catawba, McGuire, Oconee and Robinson.
The nuclear power industry faces uncertainties with respect to the cost and long-term availability of disposal sites for spent nuclear fuel and other radioactive waste, compliance with changing regulatory requirements, capital outlays for modifications and new plant construction.

BUSINESS

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
The NRC has acknowledged permanent cessation of operation and permanent removal of fuel from the reactor vessel at Crystal River Unit 3. Therefore, the license no longer authorizes operation of the reactor. For additional information on nuclear decommissioning activity, see Notes 4 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and "Asset Retirement Obligations," respectively.
On October 27, 2016, and December 15, 2016, the NRC issued combined operating licenses for Levy and Lee Nuclear Station, respectively. On August 29, 2017, Duke Energy announced the complete abandonment of the Levy project; the operating license was formally terminated on April 26, 2018. On August 25, 2017, as part of Duke Energy Carolinas rate case filing, Duke Energy Carolinas requested NCUC approval to cancel the development of the Lee Nuclear Station project with the intent to maintain the combined operating licenses. For additional information on the Lee Nuclear Station, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
Regulation
State
The NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (collectively, the state electric utility commissions) approve rates for Duke Energy's retail electric service within their respective states. The state electric utility commissions, to varying degrees, have authority over the construction and operation of Electric Utilities and Infrastructure’s generating facilities. CPCN issued by the state electric utility commissions, as applicable, authorize Electric Utilities and Infrastructure to construct and operate its electric facilities and to sell electricity to retail and wholesale customers. Prior approval from the relevant state electric utility commission is required for the entities within Electric Utilities and Infrastructure to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus earn a reasonable rate of return on its invested capital, including equity.
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

BUSINESS

The table below reflects significant electric rate case applications approved and effective in the past three years or applications currently pending approval.

	Regulatory Body	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Carolinas 2017 North Carolina Rate Case	NCUC	$(73)	9.9%	52%	8/1/2018
Duke Energy Progress 2017 North Carolina Rate Case	NCUC	151	9.9%	52%	3/16/2018
Duke Energy Ohio 2017 Ohio Electric Rate Case	PUCO	(19)	9.84%	50.75%	1/2/2019
Duke Energy Kentucky 2017 Kentucky Electric Rate Case	KPSC	8	9.725%	49%	5/1/2018
Duke Energy Progress 2016 South Carolina Rate Case	PSCSC	(a)	10.1%	53%	1/1/2017

Pending Rate Cases:
Duke Energy Carolinas 2018 South Carolina Rate Case	PSCSC	$168	10.5%	53%	6/1/2019
Duke Energy Progress 2018 South Carolina Rate Case	PSCSC	59	10.5%	53%	6/1/2019

(a)	An increase of approximately $38 million in revenues was effective January 1, 2017, and an additional increase of approximately $19 million in revenues was effective January 1, 2018.
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
Regional Transmission Organizations (RTO). PJM and MISO are the ISOs and FERC-approved RTOs for the regions in which Duke Energy Ohio and Duke Energy Indiana operate. PJM and MISO operate energy, capacity and other markets, and control the day-to-day operations of bulk power systems through central dispatch.
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
Environmental. Electric Utilities and Infrastructure is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section. See the “Other Matters” section of Management's Discussion and Analysis for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.

BUSINESS

GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure conducts natural gas operations primarily through the regulated public utilities of Piedmont and Duke Energy Ohio. The natural gas operations are subject to the rules and regulations of the NCUC, PSCSC, PUCO, KPSC, TPUC, PHMSA and the FERC. Gas Utilities and Infrastructure serves residential, commercial, industrial and power generation natural gas customers, including customers served by municipalities who are wholesale customers. Gas Utilities and Infrastructure has over 1.6 million customers, including more than 1.1 million customers located in North Carolina, South Carolina and Tennessee, and an additional 531,000 customers located within southwestern Ohio and northern Kentucky. In the Carolinas, Ohio and Kentucky, the service areas are comprised of numerous cities, towns and communities. In Tennessee, the service area is the metropolitan area of Nashville. The following map shows the service territory and investments in operating and proposed midstream properties for Gas Utilities and Infrastructure as of December 31, 2018.

Duke Energy Gas Service Territories

Constitution
Indiana
Ohio
Atlantic Coast
Kentucky
Tennessee
North Carolina
South Carolina
Sabal Trail
Florida
Service Territory
Counties Served
Gas Business
Midstream Gas Pipelines

DUKE ENERGY
BUILDING A SMARTER ENERGY FUTURE™

©2018 Duke Energy Corporation 183087 10/18

The number of residential, commercial and industrial customers within the Gas Utilities and Infrastructure service territory is expected to increase over time. Average usage per residential customer is expected to remain flat or decline for the foreseeable future, however decoupled rates in North Carolina and various rate design mechanisms in other jurisdictions partially mitigate the impact of the declining usage per customer on overall profitability. While total industrial and general service sales increased in 2018 when compared to 2017, the growth rate was modest when compared to historical periods.
Gas Utilities and Infrastructure also owns, operates and has investments in various pipeline transmission and natural gas storage facilities.
Natural Gas for Retail Distribution
Gas Utilities and Infrastructure is responsible for the distribution of natural gas to retail customers in its North Carolina, South Carolina, Tennessee, Ohio and Kentucky service territories. Gas Utilities and Infrastructure’s natural gas procurement strategy is to contract primarily with major and independent producers and marketers for natural gas supply. It also purchases a diverse portfolio of transportation and storage service from interstate pipelines. This strategy allows Gas Utilities and Infrastructure to assure reliable natural gas supply and transportation for its firm customers during peak winter conditions. When firm pipeline services or contracted natural gas supplies are temporarily not needed due to market demand fluctuations, Gas Utilities and Infrastructure may release these services and supplies in the secondary market under FERC-approved capacity release provisions or make wholesale secondary market sales. In 2018, firm supply purchase commitment agreements provided 100 percent of the natural gas supply for both Piedmont and Duke Energy Ohio.

BUSINESS

Impact of Weather
Gas Utilities and Infrastructure revenues are generally protected from the impact of weather fluctuations due to the regulatory mechanisms that are available in most service territories. In North Carolina, margin decoupling provides protection from both weather and other usage variations like conservation for residential and commercial customer classes. Margin decoupling provides a set revenue per customer independent of actual usage. In South Carolina and Tennessee, weather normalization adjusts revenues either up or down depending on how much warmer or colder than normal a given month has been. Weather normalization adjustments occur from November through March in South Carolina and from October through April in Tennessee. Ohio collects most of its non-fuel revenue through a fixed monthly charge that is not impacted by usage fluctuations that result from weather changes or conservation. Kentucky, however, bills based on volumetric rates without weather protection.
Competition
Gas Utilities and Infrastructure’s businesses operate as the sole provider of natural gas service within their retail service territories. Gas Utilities and Infrastructure owns and operates facilities necessary to transport and distribute natural gas. Gas Utilities and Infrastructure earns retail margin on the transmission and distribution of natural gas and not on the cost of the underlying commodity. Services are priced by state commission approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable natural gas service at fair prices.
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
Pipeline and Storage Investments
Duke Energy, through its Gas Utilities and Infrastructure segment, is a 47 percent equity member of ACP, which plans to build and own the proposed ACP pipeline, an approximately 600-mile interstate natural gas pipeline, regulated by FERC. The ACP pipeline is intended to transport diverse natural gas supplies into southeastern markets. Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the ACP pipeline. ACP expects to achieve a late 2020 in-service date for key segments of the project, while it expects a remainder to extend into 2021. Abnormal weather, work delays (including delays due to judicial or regulatory action) and other conditions may result in cost or schedule modifications in the future. ACP and Duke Energy will continue to consider their options with respect to the foregoing in light of their existing contractual and legal obligations.
Gas Utilities and Infrastructure also has a 7.5 percent equity ownership interest in Sabal Trail. Sabal Trail is a joint venture that owns the Sabal Trail pipeline to transport natural gas to Florida, regulated by FERC. The Sabal Trail phase one mainline was placed into service in July 2017 and traverses Alabama, Georgia and Florida. The remaining lateral line to the Duke Energy Florida's Citrus County CC was placed into service in March 2018.
Gas Utilities and Infrastructure has a 24 percent equity ownership interest in Constitution, an interstate pipeline development company formed to develop, construct, own and operate a 124-mile natural gas pipeline and related facilities, regulated by FERC. Constitution is slated to transport natural gas supplies from the Marcellus supply region in northern Pennsylvania to major northeastern markets. As a result of permitting delays and project uncertainty, Constitution is unable to approximate an in-service date.
Duke Energy, through its Gas Utilities and Infrastructure segment, has a 21.49 percent equity ownership interest in Cardinal, an intrastate pipeline located in North Carolina regulated by the NCUC, a 45 percent equity ownership in Pine Needle, an interstate liquefied natural gas storage facility located in North Carolina and a 50 percent equity ownership interest in Hardy Storage, an underground interstate natural gas storage facility located in Hardy and Hampshire counties in West Virginia. Pine Needle and Hardy Storage are regulated by FERC.
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

BUSINESS

Inventory
Gas Utilities and Infrastructure must maintain adequate natural gas inventory in order to provide reliable delivery to customers. As of December 31, 2018, the inventory balance for Gas Utilities and Infrastructure was $105 million. For more information on inventory, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
Regulation
State
The NCUC, PSCSC, PUCO, TPUC and KPSC (collectively, the state gas utility commissions) approve rates for Duke Energy's retail natural gas service within their respective states. The state gas utility commissions, to varying degrees, have authority over the construction and operation of Gas Utilities and Infrastructure’s natural gas distribution facilities. CPCN or Certificates of Environmental Compatibility and Public Necessity issued by the state gas utility commissions or other government agencies, as applicable, authorize Gas Utilities and Infrastructure to construct and operate its natural gas distribution facilities and to sell natural gas to retail and wholesale customers. Prior approval from the relevant state gas utility commission is required for Gas Utilities and Infrastructure to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its invested capital, including equity.
In addition to amounts collected from customers through approved base rates, each of the state gas utility commissions allow recovery of certain costs through various cost-recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over- or under-recovered costs, are prudent.
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

	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Piedmont 2016 South Carolina Rate Stabilization Adjustment Filing	$8	10.2%	53.0%	November 2016
Piedmont 2017 South Carolina Rate Stabilization Adjustment Filing	6	10.2%	53.0%	November 2017
Piedmont 2018 South Carolina Rate Stabilization Adjustment Filing	(14)	10.2%	53.0%	November 2018
Pending Rate Cases:
Duke Energy Kentucky 2018 Kentucky Gas Rate Case	$11	9.9%	50.755%	April 2019
Gas Utilities and Infrastructure has IMR mechanisms in North Carolina and Tennessee designed to separately track and recover certain costs associated with capital investments incurred to comply with federal pipeline safety and integrity programs, as well as additional state safety and integrity requirements in Tennessee. The following table summarizes information related to recently approved or pending IMR filings.

	Cumulative	Annual Margin	Effective
(in millions)	Investment	Revenues	Date
Piedmont 2018 IMR Filing – North Carolina	$924	$81	December 2018
Pending Filing:			Proposed Effective Date
Piedmont 2018 IMR Filing – Tennessee	$259	$26	January 2019
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

BUSINESS

•
Regulations of the EPA relate to the environment including proposed air emissions regulations that would expand to include emissions of methane. For a discussion of environmental regulation, see “Environmental Matters” in this section. Refer to the “Other Matters” section of Management's Discussion and Analysis for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.

Regulations of FERC and the state gas utility commissions govern access to regulated natural gas and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with Gas Utilities and Infrastructure.
Environmental. Gas Utilities and Infrastructure is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section. See “Other Matters” section of Management's Discussion and Analysis for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.
COMMERCIAL RENEWABLES
Commercial Renewables primarily acquires, develops, builds, operates and owns wind and solar renewable generation throughout the continental U.S. The portfolio includes nonregulated renewable energy and energy storage businesses.
Commercial Renewables' renewable energy includes utility-scale wind and solar generation assets, distributed solar generation assets and a battery storage project, which total 2,991 MW across 19 states from 21 wind facilities, 100 solar facilities and one battery storage facility. Revenues are primarily generated by selling the power produced from renewable generation through long-term contracts to utilities, electric cooperatives, municipalities and commercial and industrial customers. In most instances, these customers have obligations under state-mandated renewable energy portfolio standards or similar state or local renewable energy goals. Energy and renewable energy credits generated by wind and solar projects are generally sold at contractual prices. The following map shows the service territory for Commercial Renewables as of December 31, 2018.

Commercial Renewables Portfolio

North Carolina
Renewable Energy Projects
Solar Power Projects
Wind Power Projects
Battery Storage Facility

©2019 Duke Energy Corporation 183603 2/19

As eligible wind and solar projects are placed in service, Commercial Renewables recognizes either PTCs as power is generated by wind projects over 10 years or ITCs when the renewable solar or wind project achieves commercial availability. ITCs are recognized over the useful life of the asset as a reduction to depreciation expense with the benefit of the tax basis adjustment due to the ITC being recognized in income in the year of commercial availability. The ITC is being phased down from the current 30 percent rate to a permanent 10 percent rate if construction begins in 2019 through 2022. The PTC is being phased out and wind turbines will earn 10 years of PTCs at phased-out rates if construction begins in 2017 through 2019.

BUSINESS

As part of its growth strategy, Commercial Renewables has expanded its investment portfolio through the addition of distributed solar companies and projects, energy storage systems and energy management solutions specifically tailored to commercial businesses. These investments include REC Solar Corp., a California-based provider of solar installations for retail, manufacturing, agriculture, technology, government and nonprofit customers across the U.S. and Phoenix Energy Technologies Inc., a California-based provider of enterprise energy management and information software to commercial businesses.
Commercial Renewables has entered into agreements for certain of its solar generating assets that are held by LLCs whose members include a noncontrolling tax equity investor. The allocation of earnings, tax attributes and cash distributions to the tax equity investor are based on certain of the liquidation provisions pursuant to the LLC agreements. The allocations to the tax equity investors can result in variability in earnings to Duke Energy. As part of its growth strategy, Commercial Renewables expects to enter into these arrangements for future wind and solar generating assets.
For additional information on Commercial Renewables' generation facilities, see Item 2, “Properties.”
Market Environment and Competition
Commercial Renewables primarily competes for wholesale contracts for the generation and sale of electricity from wind and solar generation assets it either develops or acquires and owns. The market price of commodities and services, along with the quality and reliability of services provided, drive competition in the wholesale energy business. The number and type of competitors may vary based on location, generation type and project size. Commercial Renewables' main competitors include other nonregulated generators and wholesale power providers.
Sources of Electricity
Commercial Renewables relies on wind, solar and battery resources for its generation of electric energy.
Regulation
Commercial Renewables is subject to regulation at the federal level, primarily from the FERC. Regulations of the FERC govern access to regulated market information by nonregulated entities and services provided between regulated and nonregulated utilities.
OTHER
The remainder of Duke Energy’s operations is presented as Other. While it is not a business segment, Other primarily includes interest expense on holding company debt, unallocated corporate costs including costs to achieve strategic acquisitions, amounts related to certain companywide initiatives and contributions made to the Duke Energy Foundation. Other also includes Bison and an investment in NMC.
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
Duke Energy owns a 17.5 percent equity interest in NMC. The joint venture company has production facilities in Jubail, Saudi Arabia where it manufactures certain petrochemicals and plastics. The company annually produces approximately 1 million metric tons each of MTBE and methanol and has the capacity to produce 50,000 metric tons of polyacetal. The main feedstocks to produce these products are natural gas and butane. Duke Energy records the investment activity of NMC using the equity method of accounting and retains 25 percent of NMC's board of directors representation and voting rights.
Employees
On December 31, 2018, Duke Energy had a total of 30,083 employees on its payroll. The total includes 5,446 employees who are represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working practices, and other terms and conditions of employment.

BUSINESS

Executive Officers of the Registrants
The following table sets forth the individuals who currently serve as executive officers. Executive officers serve until their successors are duly elected or appointed.

Name	Age(a)	Current and Recent Positions Held
Lynn J. Good	59
Chairman, President and Chief Executive Officer. Ms. Good was elected as Chairman of the Board, effective January 1, 2016, and assumed her position as President and Chief Executive Officer in July 2013. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009.

Steven K. Young	60
Executive Vice President and Chief Financial Officer. Mr. Young assumed his current position in August 2013. Prior to that, he served as Vice President, Chief Accounting Officer and Controller, assuming the role of Chief Accounting Officer in July 2012 and the role of Controller in December 2006.

Douglas F Esamann	61
Executive Vice President, Energy Solutions and President, Midwest and Florida Regions. Mr. Esamann assumed his current position in September 2016 and was Executive Vice President and President, Midwest and Florida Regions since June 2015. Prior to that, he served as President, Duke Energy Indiana since November 2010.

Lloyd M. Yates	58
Executive Vice President, Customer and Delivery Operations and President, Carolinas Region. Mr. Yates assumed his current position in September 2016 and was Executive Vice President, Market Solutions and President, Carolinas Region since August 2014. He held the position of Executive Vice President, Regulated Utilities from November 2012 to August 2014, and prior to that, served as Executive Vice President, Customer Operations since July 2012, upon the merger of Duke Energy and Progress Energy.

Dhiaa M. Jamil	62
Executive Vice President and Chief Operating Officer. Mr. Jamil assumed the role of Chief Operating Officer in May 2016. Prior to his current position, he held the title Executive Vice President and President, Regulated Generation and Transmission since June 2015. Prior to that, he served as Executive Vice President and President, Regulated Generation since August 2014. He served as Executive Vice President and President of Duke Energy Nuclear from March 2013 to August 2014, and was Chief Nuclear Officer from February 2008 to February 2013.

Franklin H. Yoho	59
Executive Vice President and President, Natural Gas Business. Mr. Yoho assumed his current position in October 2016 upon the acquisition of Piedmont by Duke Energy. Prior to this appointment, he served as Senior Vice President and Chief Commercial Officer of Piedmont since August 2011.

Julia S. Janson	54
Executive Vice President, External Affairs and Chief Legal Officer. Ms. Janson has held the position of Executive Vice President, External Affairs and Chief Legal Officer since November 2018. She originally assumed the position of Executive Vice President, Chief Legal Officer and Corporate Secretary in December 2012, and then assumed the responsibilities for External Affairs in February 2016.

Melissa H. Anderson	54
Executive Vice President, Administration and Chief Human Resources Officer. Ms. Anderson assumed her position in May 2016 and had been Executive Vice President and Chief Human Resources Officer since January 2015. Prior to joining Duke Energy, she served as Senior Vice President of Human Resources at Domtar Inc. since 2010.

Dwight L. Jacobs	53
Senior Vice President, Chief Accounting Officer, Tax and Controller. Mr. Jacobs has served as Senior Vice President, Chief Accounting Officer, Tax and Controller since January 1, 2019. Prior to that, he served as Senior Vice President, Chief Accounting Officer and Controller since June 1, 2018. Prior to that, he served as Senior Vice President, Financial Planning & Analysis since February 2016 and as Chief Risk Officer since July 2014. Prior to his role as Chief Risk Officer, Mr. Jacobs served as Vice President, Rates & Regulatory Strategy since May 2010.

(a)    The ages of the officers provided are as of December 31, 2018.
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
Environmental Matters
The Duke Energy Registrants are subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting the Duke Energy Registrants include, but are not limited to:

•
The CAA, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

•	The CWA, which requires permits for facilities that discharge wastewaters into navigable waters.

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

BUSINESS

•
The Solid Waste Disposal Act, as amended by the RCRA, which creates a framework for the proper management of hazardous and nonhazardous solid waste; classifies CCR as nonhazardous waste; and establishes standards for landfill and surface impoundment placement, design, operation and closure, groundwater monitoring, corrective action, and post-closure care.

•
The TSCA, which gives EPA the authority to require reporting, recordkeeping and testing requirements, and to place restrictions relating to chemical substances and/or mixtures, including polychlorinated biphenyls.

•	The proposed ACE rule, which will require states to develop CO2 reduction plans based on efficiency (heat rate) improvements at coal-fired power plants.
For more information on environmental matters, see Notes 5 and 9 to the Consolidated Financial Statements, “Commitments and Contingencies – Environmental” and "Asset Retirement Obligations," respectively, and the “Other Matters” section of Management's Discussion and Analysis. Except as otherwise described in these sections, costs to comply with current federal, state and local provisions regulating the discharge of materials into the environment or other potential costs related to protecting the environment are incorporated into the routine cost structure of our various business segments and are not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.
The "Other Matters" section of Management's Discussion and Analysis includes an estimate of future capital expenditures required to comply with environmental regulations and a discussion of Global Climate Change including the potential impact of current and future legislation related to GHG emissions on the Duke Energy Registrants' operations. Recently passed and potential future environmental statutes and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if and when such statutes and regulations become effective, the Duke Energy Registrants will seek appropriate regulatory recovery of costs to comply within its regulated operations.
DUKE ENERGY CAROLINAS

Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas’ service area covers approximately 24,000 square miles and supplies electric service to 2.6 million residential, commercial and industrial customers. For information about Duke Energy Carolinas’ generating facilities, see Item 2, “Properties.” Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
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
DUKE ENERGY PROGRESS

Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress’ service area covers approximately 32,000 square miles and supplies electric service to approximately 1.6 million residential, commercial and industrial customers. For information about Duke Energy Progress’ generating facilities, see Item 2, “Properties.” Duke Energy Progress is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
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

BUSINESS

DUKE ENERGY OHIO

Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, in the generation and sale of electricity in portions of Kentucky and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio also conducts competitive auctions for retail electricity supply in Ohio whereby recovery of the energy price is from retail customers. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the PUCO, KPSC, PHMSA and FERC.
Duke Energy Ohio’s service area covers approximately 3,000 square miles and supplies electric service to approximately 860,000 residential, commercial and industrial customers and provides transmission and distribution services for natural gas to approximately 538,000 customers. For information about Duke Energy Ohio's generating facilities, see Item 2, “Properties.”
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
Substantially all of Duke Energy Ohio's operations are regulated and qualify for regulatory accounting. Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. For additional information on these business segments, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY INDIANA

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana’s service area covers 23,000 square miles and supplies electric service to 840,000 residential, commercial and industrial customers. For information about Duke Energy Indiana's generating facilities, see Item 2, “Properties.” Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC.
Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting. Duke Energy Indiana operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
PIEDMONT

Piedmont is a regulated public utility primarily engaged in the distribution of natural gas to over 1 million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including customers served by municipalities who are wholesale customers. For information about Piedmont's natural gas distribution facilities, see Item 2, "Properties." Piedmont is subject to the regulatory provisions of the NCUC, PSCSC, TPUC, PHMSA and FERC.
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
Duke Energy’s results of operations depend, in significant part, on the extent to which it can implement its business strategy successfully. Duke Energy's strategy, including transforming the customer experience, modernizing the energy grid, generating cleaner energy, expansion of natural gas infrastructure, modernizing the regulatory construct, digital transformation and engaging employees and stakeholders to accomplish these priorities, is subject to business, economic and competitive uncertainties and contingencies, many of which are beyond its control. As a consequence, Duke Energy may not be able to fully implement or realize the anticipated results of its strategy.

RISK FACTORS

Regulatory, Legislative and Legal Risks
The Duke Energy Registrants’ regulated utility revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, electric and natural gas transmission, distribution and related activities, which may limit their ability to recover costs.
The Duke Energy Registrants’ regulated electric and natural gas utility businesses are regulated on a cost-of-service/rate-of-return basis subject to statutes and regulatory commission rules and procedures of North Carolina, South Carolina, Florida, Ohio, Tennessee, Indiana and Kentucky. If the Duke Energy Registrants’ regulated utility earnings exceed the returns established by the state utility commissions, retail electric and natural gas rates may be subject to review and possible reduction by the commissions, which may decrease the Duke Energy Registrants’ earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service, or do not do so on a timely basis, the Duke Energy Registrants’ earnings could be negatively impacted.
If legislative and regulatory structures were to evolve in such a way that the Duke Energy Registrants’ exclusive rights to serve their regulated customers were eroded, their earnings could be negatively impacted. Federal and state regulations, laws and other efforts designed to promote and expand the use of energy efficiency measures and distributed generation technologies, such as private solar and battery storage, in Duke Energy service territories could result in customers leaving the electric distribution system and an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power at the full retail amount. Over time, customer adoption of these technologies and increased energy efficiency could result in excess generation resources as well as stranded costs if Duke Energy is not able to fully recover the costs and investment in generation.
State regulators have approved various mechanisms to stabilize natural gas utility margins, including margin decoupling in North Carolina and rate stabilization in South Carolina. State regulators have approved other margin stabilizing mechanisms that, for example, allow for recovery of margin losses associated with negotiated transactions designed to retain large volume customers that could use alternative fuels or that may otherwise directly access natural gas supply through their own connection to an interstate pipeline. If regulators decided to discontinue the Duke Energy Registrants' use of tariff mechanisms, it would negatively impact results of operations, financial condition and cash flows. In addition, regulatory authorities also review whether natural gas costs are prudent and can disallow the recovery of a portion of natural gas costs that the Duke Energy Registrants seek to recover from customers, which would adversely impact earnings.
The rates that the Duke Energy Registrants’ regulated utility businesses are allowed to charge are established by state utility commissions in rate case proceedings, which may limit their ability to recover costs and earn an appropriate return on investment.
The rates that the Duke Energy Registrants’ regulated utility business are allowed to charge significantly influences the results of operations, financial position and cash flows of the Duke Energy Registrants. The regulation of the rates that the regulated utility businesses charge customers is determined, in large part, by state utility commissions in rate case proceedings. Negative decisions made by these regulators, or by any court on appeal of a rate case proceeding, could have a material adverse effect on the Duke Energy Registrants’ results of operations, financial position or cash flows and affect the ability of the Duke Energy Registrants to recover costs and an appropriate return on the significant infrastructure investments being made.
Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect the Duke Energy Registrants’ financial position, results of operations or cash flows and their utility businesses.
Increased competition resulting from deregulation or restructuring legislation could have a significant adverse impact on the Duke Energy Registrants’ results of operations, financial position or cash flows. If the retail jurisdictions served by the Duke Energy Registrants become subject to deregulation, the impairment of assets, loss of retail customers, lower profit margins or increased costs of capital, and recovery of stranded costs could have a significant adverse financial impact on the Duke Energy Registrants. Stranded costs primarily include the generation assets of the Duke Energy Registrants whose value in a competitive marketplace may be less than their current book value, as well as above-market purchased power commitments from QFs from whom the Duke Energy Registrants are legally obligated to purchase energy at an avoided cost rate under PURPA. The Duke Energy Registrants cannot predict the extent and timing of entry by additional competitors into the electric markets. The Duke Energy Registrants cannot predict if or when they will be subject to changes in legislation or regulation, nor can they predict the impact of these changes on their results of operations, financial position or cash flows.
The Duke Energy Registrants’ businesses are subject to extensive federal regulation and a wide variety of laws and governmental policies, including taxes, that may change over time in ways that affect operations and costs.
The Duke Energy Registrants are subject to regulations under a wide variety of U.S. federal and state regulations and policies, including by FERC, NRC, EPA and various other federal agencies as well as the North American Electric Reliability Corporation. Regulation affects almost every aspect of the Duke Energy Registrants’ businesses, including, among other things, their ability to: take fundamental business management actions; determine the terms and rates of transmission and distribution services; make acquisitions; issue equity or debt securities; engage in transactions with other subsidiaries and affiliates; and pay dividends upstream to the Duke Energy Registrants. Changes to federal regulations are continuous and ongoing. There can be no assurance that laws, regulations and policies will not be changed in ways that result in material modifications of business models and objectives or affect returns on investment by restricting activities and products, subjecting them to escalating costs, causing delays, or prohibiting them outright.

RISK FACTORS

The Duke Energy Registrants are subject to numerous environmental laws and regulations requiring significant capital expenditures that can increase the cost of operations, and which may impact or limit business plans, or cause exposure to environmental liabilities.
The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of their present and future operations, including CCRs, air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require the Duke Energy Registrants to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps the Duke Energy Registrants could be required to take to ensure their facilities are in compliance could be prohibitively expensive. As a result, the Duke Energy Registrants may be required to shut down or alter the operation of their facilities, which may cause the Duke Energy Registrants to incur losses. Further, the Duke Energy Registrants may not be successful in recovering capital and operating costs incurred to comply with new environmental regulations through existing regulatory rate structures and their contracts with customers. Also, the Duke Energy Registrants may not be able to obtain or maintain from time to time all required environmental regulatory approvals for their operating assets or development projects. Delays in obtaining any required environmental regulatory approvals, failure to obtain and comply with them or changes in environmental laws or regulations to more stringent compliance levels could result in additional costs of operation for existing facilities or development of new facilities being prevented, delayed or subject to additional costs. Although it is not expected that the costs to comply with current environmental regulations will have a material adverse effect on the Duke Energy Registrants’ results of operations, financial position and cash flows due to regulatory cost recovery, the Duke Energy Registrants are at risk that the costs of complying with environmental regulations in the future will have such an effect.
The EPA has enacted or proposed federal regulations governing the management of cooling water intake structures, wastewater and CO2 emissions. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.
Duke Energy Carolinas and Duke Energy Progress are subject to the terms of probation set out in judgments of the United States District Court for the Eastern District of North Carolina on May 14, 2015. The judgments are based on events and activities that took place prior to 2015. The terms of probation require the companies to comply with certain environmental regulatory obligations related to coal ash and subject the two companies to oversight by a Court Appointed Monitor. If Duke Energy Carolinas or Duke Energy Progress failed to comply with certain coal ash-related environmental laws and regulations or otherwise violated the terms of probation, it could result in the imposition of additional penalties, including the revocation of probation and re-prosecution of the underlying violations. Although it is not expected that the companies will violate the terms of probation or that additional material penalties would occur, a significant violation of probation could have a material adverse effect on the Duke Energy Registrants’ reputation, results of operations, financial position and cash flows.
The Duke Energy Registrants' operations, capital expenditures and financial results may be affected by regulatory changes related to the impacts of global climate change.
There is continued concern, both nationally and internationally, about climate change. The EPA and state regulators may adopt and implement regulations to restrict emissions of GHGs to address global climate change. Increased regulation of GHG emissions could impose significant additional costs on the Duke Energy Registrants' operations, their suppliers and customers. Regulatory changes could also result in generation facilities to be retired early and result in stranded costs if Duke Energy is not able to fully recover the costs and investment in generation.
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

RISK FACTORS

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
Natural disasters or other operational accidents within the company or industry (such as forest fires, earthquakes, hurricanes or natural gas transmission pipeline explosions) could have direct or indirect impacts to the Duke Energy Registrants or to key contractors and suppliers. Further, the generation of electricity and the transportation and storage of natural gas involve inherent operating risks that may result in accidents involving serious injury or loss of life, environmental damage or property damage. Such events could impact the Duke Energy Registrants through changes to policies, laws and regulations whose compliance costs have a significant impact on the Duke Energy Registrants’ results of operations, financial position and cash flows. In addition, if a serious operational accident were to occur, it could have a material adverse effect on the results of operations, financial position, cash flows and reputation of the Duke Energy Registrants.
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
As a result of electricity produced for decades at coal-fired power plants, the Duke Energy Registrants manage large amounts of CCR that are primarily stored in dry storage within landfills or combined with water in other surface impoundments, all in compliance with applicable regulatory requirements. However, the potential exists for another CCR-related incident, such as the one that occurred during the 2014 Dan River Steam Station ash basin release, that could raise environmental or public health concerns. Such a CCR-related incident could have a material adverse impact on the reputation and results of operations, financial position and cash flows of the Duke Energy Registrants.
During 2015, EPA regulations were enacted related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under the RCRA and apply to electric generating sites with new and existing landfills, new and existing surface impoundments, structural fills and CCR piles, and establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments will continue to be independently regulated by existing state laws, regulations and permits, as well as additional legal requirements that may be imposed in the future. These federal and state laws, regulations and other legal requirements may require or result in additional expenditures, increased operating and maintenance costs and/or result in closure of certain power generating facilities, which could affect the results of operations, financial position and cash flows of the Duke Energy Registrants. The Duke Energy Registrants will continue to seek full cost recovery for expenditures through the normal ratemaking process with state and federal utility commissions, who permit recovery in rates of necessary and prudently incurred costs associated with the Duke Energy Registrants’ regulated operations, and through other wholesale contracts with terms that contemplate recovery of such costs, although there is no guarantee of full cost recovery. In addition, the timing for recovery of such costs could have a material adverse impact on Duke Energy's cash flows.
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

RISK FACTORS

Some or all of these factors could result in a lack of growth or decline in customer demand for electricity or number of customers and may cause the failure of the Duke Energy Registrants to fully realize anticipated benefits from significant capital investments and expenditures, which could have a material adverse effect on their results of operations, financial position and cash flows.
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
Electric power generation and natural gas distribution are generally seasonal businesses. In most parts of the U.S., the demand for power peaks during the warmer summer months, with market prices also typically peaking at that time. In other areas, demand for power peaks during the winter. Demand for natural gas peaks during the winter months. Further, extreme weather conditions such as hurricanes, droughts, heat waves, winter storms and severe weather associated with climate change could cause these seasonal fluctuations to be more pronounced. As a result, the overall operating results of the Duke Energy Registrants’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period-to-period comparison less relevant.
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
Duke Energy may be unable to complete necessary or desirable pipeline expansion or infrastructure development or maintenance projects, which may prevent the Duke Energy Registrants from expanding the natural gas business.
In order to serve current or new natural gas customers or expand the service to existing customers, the Duke Energy Registrants need to maintain, expand or upgrade distribution, transmission and/or storage infrastructure, including laying new pipeline and building compressor stations. Duke Energy Registrants have made significant investments in a number of pipeline development projects, which are being operated and constructed by third-party joint venture partners. The Duke Energy Registrants must rely on their third-party joint venture partners for proper construction management of the projects and are dependent upon contractors for the successful and timely completion of the projects. In addition, various factors, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to projects, adverse litigation rulings, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns and the inability to negotiate acceptable agreements relating to rights of way, construction or other material development components, may prevent or delay the completion of projects or materially increase the cost of such projects, which could have a material adverse effect on the results of operations and financial position of Duke Energy.
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
Fluctuations in commodity prices or availability may adversely affect various aspects of the Duke Energy Registrants’ operations as well as their financial position, results of operations and cash flows.
The Duke Energy Registrants are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, nuclear fuel, electricity and other energy-related commodities as a result of their ownership of energy-related assets. Fuel costs are recovered primarily through cost-recovery clauses, subject to the approval of state utility commissions.

RISK FACTORS

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
Certain of the Duke Energy Registrants’ hedge agreements may result in the receipt of, or posting of, collateral with counterparties, depending on the daily market-based calculation of financial exposure of the derivative positions. Fluctuations in commodity prices that lead to the return of collateral received and/or the posting of collateral with counterparties could negatively impact liquidity. Downgrades in the Duke Energy Registrants’ credit ratings could lead to additional collateral posting requirements. The Duke Energy Registrants continually monitor derivative positions in relation to market price activity.
Potential terrorist activities, or military or other actions, could adversely affect the Duke Energy Registrants’ businesses.
The continued threat of terrorism and the impact of retaliatory military and other action by the U.S. and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil, which may have material adverse effects in ways the Duke Energy Registrants cannot predict at this time. In addition, future acts of terrorism and possible reprisals as a consequence of action by the U.S. and its allies could be directed against companies operating in the U.S. Information technology systems, transmission and distribution and generation facilities such as nuclear plants could be potential targets of terrorist activities or harmful activities by individuals or groups that could have a material adverse effect on Duke Energy Registrants' businesses. In particular, the Duke Energy Registrants may experience increased capital and operating costs to implement increased security for their information technology systems, transmission and distribution and generation facilities, including nuclear power plants under the NRC’s design basis threat requirements. These increased costs could include additional physical plant security and security personnel or additional capability following a terrorist incident.
The failure of Duke Energy information technology systems, or the failure to enhance existing information technology systems and implement new technology, could adversely affect the Duke Energy Registrants’ businesses.
Duke Energy’s operations are dependent upon the proper functioning of its internal systems, including the information technology systems that support our underlying business processes. Any significant failure or malfunction of such information technology systems may result in disruptions of our operations. In the ordinary course of business, we rely on information technology systems, including the internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) proprietary business information, (iii) personally identifiable information of our customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. Our information technology systems are dependent upon global communications and cloud service providers, as well as their respective vendors, many of whom have at some point experienced significant system failures and outages in the past and may experience such failures and outages in the future. These providers’ systems are susceptible to cybersecurity and data breaches, outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Failure to prevent or mitigate data loss from system failures or outages could materially affect the results of operations, financial position and cash flows of the Duke Energy Registrants.
In addition to maintaining our current information technology systems, Duke Energy believes the digital transformation of its business is key to driving internal efficiencies as well as providing additional capabilities to customers. Duke Energy’s information technology systems are critical to cost-effective, reliable daily operations and our ability to effectively serve our customers. We expect our customers to continue to demand more sophisticated technology-driven solutions and we must enhance or replace our information technology systems in response. This involves significant development and implementation costs to keep pace with changing technologies and customer demand. If we fail to successfully implement critical technology, or if it does not provide the anticipated benefits or meet customer demands, such failure could materially adversely affect our business strategy as well as impact the results of operations, financial position and cash flows of the Duke Energy Registrants.

RISK FACTORS

Cyberattacks and data security breaches could adversely affect the Duke Energy Registrants' businesses.
Cybersecurity risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication, magnitude and frequency of cyberattacks and data security breaches. Duke Energy relies on the continued operation of sophisticated digital information technology systems and network infrastructure, which are part of an interconnected regional grid. Additionally, connectivity to the internet continues to increase through grid modernization and other operational excellence initiatives. Because of the critical nature of the infrastructure, increased connectivity to the internet and technology systems’ inherent vulnerability to disability or failures due to hacking, viruses, acts of war or terrorism or other types of data security breaches, the Duke Energy Registrants face a heightened risk of cyberattack from foreign or domestic sources and have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to information and/or information systems or to disrupt utility operations through computer viruses and phishing attempts either directly or indirectly through its material vendors or related third parties. In the event of a significant cybersecurity breach on either the Duke Energy Registrants or with one of our material vendors or related third parties, the Duke Energy Registrants could (i) have business operations disrupted, including the disruption of the operation of our assets and the power grid, theft of confidential company, employee, shareholder, vendor or customer information, and general business systems and process interruption or compromise, including preventing the Duke Energy Registrants from servicing customers, collecting revenues or the recording, processing and/or reporting financial information correctly, (ii) experience substantial loss of revenues, repair and restoration costs, penalties and costs for lack of compliance with relevant regulations, implementation costs for additional security measures to avert future cyberattacks and other financial loss and (iii) be subject to increased regulation, litigation and reputational damage. While Duke Energy maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damage experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events may evolve as the industry matures.
The Duke Energy Registrants are subject to standards enacted by the North American Electric Reliability Corporation and enforced by FERC regarding protection of the physical and cyber security of critical infrastructure assets required for operating North America's bulk electric system. The Duke Energy Registrants are also subject to regulations set by the Nuclear Regulatory Commission regarding the protection of digital computer and communication systems and networks required for the operation of nuclear power plants. While the Duke Energy Registrants believe they are in compliance with such standards and regulations, the Duke Energy Registrants have from time to time been, and may in the future be, found to be in violation of such standards and regulations. In addition, compliance with or changes in the applicable standards and regulations may subject the Duke Energy Registrants to higher operating costs and/or increased capital expenditures as well as substantial fines for non-compliance.
Failure to attract and retain an appropriately qualified workforce could unfavorably impact the Duke Energy Registrants’ results of operations.
Certain events, such as an aging workforce, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the lengthy time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may increase. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate the business, especially considering the workforce needs associated with nuclear generation facilities and new skills required to operate a modernized, technology-enabled power grid. If the Duke Energy Registrants are unable to successfully attract and retain an appropriately qualified workforce, their results of operations, financial position and cash flows could be negatively affected.
The costs of decommissioning Duke Energy Florida’s Crystal River Unit 3 could prove to be more extensive than is currently identified.
Costs to decommission the plant could exceed estimates and, if not recoverable through the regulatory process, could adversely affect Duke Energy’s, Progress Energy’s and Duke Energy Florida’s results of operations, financial position and cash flows.
Duke Energy Ohio’s and Duke Energy Indiana’s membership in an RTO presents risks that could have a material adverse effect on their results of operations, financial position and cash flows.
The rules governing the various regional power markets may change, which could affect Duke Energy Ohio’s and Duke Energy Indiana’s costs and/or revenues. To the degree Duke Energy Ohio and Duke Energy Indiana incur significant additional fees and increased costs to participate in an RTO, their results of operations may be impacted. Duke Energy Ohio and Duke Energy Indiana may be allocated a portion of the cost of transmission facilities built by others due to changes in RTO transmission rate design. Duke Energy Ohio and Duke Energy Indiana may be required to expand their transmission system according to decisions made by an RTO rather than their own internal planning process. In addition, RTOs have been developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial impact on the results of operations, financial position and cash flows of Duke Energy Ohio and Duke Energy Indiana.
As members of an RTO, Duke Energy Ohio and Duke Energy Indiana are subject to certain additional risks, including those associated with the allocation among RTO members, of losses caused by unreimbursed defaults of other participants in the RTO markets and those associated with complaint cases filed against an RTO that may seek refunds of revenues previously earned by RTO members.

RISK FACTORS

The Duke Energy Registrants may not recover costs incurred to begin construction on projects that are canceled.
Duke Energy’s long-term strategy requires the construction of new projects, either wholly owned or partially owned, which involve a number of risks, including construction delays, nonperformance by equipment and other third-party suppliers, and increases in equipment and labor costs. To limit the risks of these construction projects, the Duke Energy Registrants enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled.
Nuclear Generation Risks
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida may incur substantial costs and liabilities due to their ownership and operation of nuclear generating facilities.
Ownership interests in and operation of nuclear stations by Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida subject them to various risks. These risks include, among other things: the potential harmful effects on the environment and human health resulting from the current or past operation of nuclear facilities and the storage, handling and disposal of radioactive materials; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.
Ownership and operation of nuclear generation facilities requires compliance with licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines or shut down a unit depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of the control of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, such as a serious nuclear incident at a facility owned by a third party, could necessitate substantial capital and other expenditures, as well as assessments to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on the results of operations, financial position, cash flows and reputation of the Duke Energy Registrants.
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

RISK FACTORS

A downgrade below investment grade could also require the posting of additional collateral in the form of letters of credit or cash under various credit, commodity and capacity agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce the Duke Energy Registrants’ liquidity and profitability and could have a material effect on their results of operations, financial position and cash flows.
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
Ownership and operation of nuclear generation facilities also requires the maintenance of funded trusts that are intended to pay for the decommissioning costs of the respective nuclear power plants. The performance of the capital markets affects the values of the assets held in trust to satisfy these future obligations. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have significant obligations in this area and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below projected rates of return. Although a number of factors impact funding requirements, a decline in the market value of the assets may increase the funding requirements of the obligations for decommissioning nuclear plants. If Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are unable to successfully manage their NDTF assets, their results of operations, financial position and cash flows could be negatively affected.
Poor investment performance of the Duke Energy pension plan holdings and other factors impacting pension plan costs could unfavorably impact the Duke Energy Registrants’ liquidity and results of operations.
The costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. The Subsidiary Registrants are allocated their proportionate share of the cost and obligations related to these plans. Without sustained growth in the pension investments over time to increase the value of plan assets and, depending upon the other factors impacting costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations, and the Subsidiary Registrants’ proportionate share of such cash funding obligations, could have a material impact on the Duke Energy Registrants’ results of operations, financial position and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

ITEM 2. PROPERTIES

ELECTRIC UTILITIES AND INFRASTRUCTURE
The following table provides information related to the Electric Utilities and Infrastructure's generation stations as of December 31, 2018. The MW displayed in the table below are based on summer capacity. Ownership interest in all facilities is 100 percent unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,554
McGuire	Nuclear	Uranium	NC	2,316
Catawba(a)	Nuclear	Uranium	SC	445
Belews Creek	Fossil	Coal	NC	2,220
Marshall	Fossil	Coal	NC	2,058
J.E. Rogers	Fossil	Coal	NC	1,388
Lincoln CT	Fossil	Gas/Oil	NC	1,193
Allen	Fossil	Coal	NC	1,098
Rockingham CT	Fossil	Gas/Oil	NC	825
Buck CC	Fossil	Gas	NC	668
Dan River CC	Fossil	Gas	NC	662
Mill Creek CT	Fossil	Gas/Oil	SC	563
W.S. Lee CC(b)	Fossil	Gas	SC	686
W.S. Lee	Fossil	Gas	SC	170
W.S. Lee CT	Fossil	Gas/Oil	SC	84
Bad Creek	Hydro	Water	SC	1,360
Jocassee	Hydro	Water	SC	780
Cowans Ford	Hydro	Water	NC	324
Keowee	Hydro	Water	SC	152
Other small facilities (23 plants)	Hydro	Water	NC/SC	632
Distributed generation	Renewable	Solar	NC	31
Total Duke Energy Carolinas				20,209

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Progress
Brunswick	Nuclear	Uranium	NC	1,870
Harris	Nuclear	Uranium	NC	932
Robinson	Nuclear	Uranium	SC	741
Roxboro	Fossil	Coal	NC	2,439
Smith CC	Fossil	Gas/Oil	NC	1,073
H.F. Lee CC	Fossil	Gas/Oil	NC	888
Wayne County CT	Fossil	Gas/Oil	NC	857
Smith CT	Fossil	Gas/Oil	NC	772
Darlington CT	Fossil	Gas/Oil	SC	613
Mayo	Fossil	Coal	NC	727
L.V. Sutton CC	Fossil	Gas/Oil	NC	607
Asheville	Fossil	Coal	NC	378
Asheville CT	Fossil	Gas/Oil	NC	320
Weatherspoon CT	Fossil	Gas/Oil	NC	124
L.V. Sutton CT (Black Start)	Fossil	Gas/Oil	NC	78
Blewett CT	Fossil	Oil	NC	52
Walters	Hydro	Water	NC	112
Other small facilities (3 plants)	Hydro	Water	NC	115
Distributed generation	Renewable	Solar	NC	49
Total Duke Energy Progress				12,747

PROPERTIES

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Florida
Citrus County CC	Fossil	Gas	FL	1,632
Crystal River	Fossil	Coal	FL	1,422
Hines CC	Fossil	Gas/Oil	FL	2,045
Bartow CC	Fossil	Gas/Oil	FL	1,104
Anclote	Fossil	Gas	FL	1,003
Intercession City CT	Fossil	Gas/Oil	FL	951
Osprey CC	Fossil	Gas/Oil	FL	582
DeBary CT	Fossil	Gas/Oil	FL	561
Tiger Bay CC	Fossil	Gas/Oil	FL	200
Bartow CT	Fossil	Gas/Oil	FL	168
Bayboro CT	Fossil	Oil	FL	171
Suwannee River CT	Fossil	Gas	FL	149
Higgins CT	Fossil	Gas/Oil	FL	107
Avon Park CT	Fossil	Gas/Oil	FL	48
University of Florida CoGen CT	Fossil	Gas	FL	44
Hamilton	Renewable	Solar	FL	43
Distributed generation	Renewable	Solar	FL	8
Total Duke Energy Florida				10,238

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Ohio
East Bend	Fossil	Coal	KY	600
Woodsdale CT	Fossil	Gas/Propane	OH	476
Beckjord Battery Storage	Renewable	Storage	OH	4
Total Duke Energy Ohio				1,080

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Indiana
Gibson(c)	Fossil	Coal	IN	2,822
Cayuga(d)	Fossil	Coal/Oil	IN	1,005
Edwardsport	Fossil	Coal	IN	595
Madison CT	Fossil	Gas	OH	566
Vermillion CT(e)	Fossil	Gas	IN	360
Wheatland CT	Fossil	Gas	IN	450
Noblesville CC	Fossil	Gas/Oil	IN	264
Gallagher	Fossil	Coal	IN	280
Henry County CT	Fossil	Gas/Oil	IN	129
Cayuga CT	Fossil	Gas/Oil	IN	80
Markland	Hydro	Water	IN	45
Distributed generation	Renewable	Solar	IN	10
Total Duke Energy Indiana				6,606

PROPERTIES

Owned MW
Totals by Type	Capacity
Total Electric Utilities	50,880
Totals By Plant Type
Nuclear	8,858
Fossil	38,357
Hydro	3,520
Renewable	145
Total Electric Utilities	50,880

(a)	Jointly owned with North Carolina Municipal Power Agency Number 1, NCEMC and PMPA. Duke Energy Carolinas' ownership is 19.25 percent of the facility.

(b)	Jointly owned with NCEMC. Duke Energy Carolinas' ownership is 86.67 percent of the facility.

(c)
Duke Energy Indiana owns and operates Gibson Station Units 1 through 4 and is a joint owner of unit 5 with WVPA and Indiana Municipal Power Agency. Duke Energy Indiana operates unit 5 and owns 50.05 percent.

(d)	Includes Cayuga Internal Combustion.

(e)	Jointly owned with WVPA. Duke Energy Indiana's ownership is 62.50 percent of the facility.
The following table provides information related to Electric Utilities and Infrastructure's electric transmission and distribution properties as of December 31, 2018.

		Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy
	Energy	Carolinas	Progress	Florida	Ohio	Indiana
Electric Transmission Lines
Miles of 500 to 525 kV	1,036	576	292	168	—	—
Miles of 345 kV	1,145	—	—	—	421	724
Miles of 230 kV	8,344	2,657	3,396	1,638	—	653
Miles of 100 to 161 kV	12,509	6,830	2,565	891	821	1,402
Miles of 13 to 69 kV	8,345	3,014	12	2,200	612	2,507
Total conductor miles of electric transmission lines	31,379	13,077	6,265	4,897	1,854	5,286
Electric Distribution Lines
Miles of overhead lines	174,200	66,600	46,500	25,600	13,300	22,200
Miles of underground line	106,000	38,500	30,000	22,500	6,000	9,000
Total conductor miles of electric distribution lines	280,200	105,100	76,500	48,100	19,300	31,200
Number of electric transmission and distribution substations	3,291	1,476	512	493	310	500
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

		Duke
	Duke	Energy
	Energy	Ohio	Piedmont
Miles of natural gas distribution and transmission pipelines	33,300	7,200	26,100
Miles of natural gas service lines	27,700	7,000	20,700

PROPERTIES

COMMERCIAL RENEWABLES
The following table provides information related to Commercial Renewables' electric generation facilities as of December 31, 2018. The MW displayed in the table below are based on nameplate capacity. Ownership interest in all facilities is 100 percent unless otherwise indicated.

			Owned MW
Facility	Plant Type	Location	Capacity
Commercial Renewables – Wind
Los Vientos (five sites)	Renewable	TX	912
Top of the World	Renewable	WY	200
Frontier	Renewable	OK	201
Notrees	Renewable	TX	153
Campbell Hill	Renewable	WY	99
North Allegheny	Renewable	PA	70
Laurel Hill	Renewable	PA	69
Ocotillo	Renewable	TX	59
Kit Carson	Renewable	CO	51
Silver Sage	Renewable	WY	42
Happy Jack	Renewable	WY	29
Shirley	Renewable	WI	20
Sweetwater IV(a)	Renewable	TX	113
Sweetwater V(a)	Renewable	TX	38
Ironwood(a)	Renewable	KS	84
Cimarron II(a)	Renewable	KS	66
Mesquite Creek(a)	Renewable	TX	106
Total Renewables – Wind			2,312
Commercial Renewables – Solar
Conetoe II	Renewable	NC	80
Seville I & II	Renewable	CA	50
Rio Bravo I & II	Renewable	CA	40
Wildwood I & II	Renewable	CA	35
Caprock	Renewable	NM	25
Shoreham(b)	Renewable	NY	25
Kelford	Renewable	NC	22
Highlander	Renewable	CA	21
Dogwood	Renewable	NC	20
Halifax Airport	Renewable	NC	20
Pasquotank	Renewable	NC	20
Pumpjack	Renewable	CA	20
Shawboro	Renewable	NC	20
Longboat	Renewable	CA	20
Bagdad	Renewable	AZ	15
TX Solar	Renewable	TX	14
Creswell Alligood	Renewable	NC	14
Victory	Renewable	CO	13
Washington White Post	Renewable	NC	12
Whitakers	Renewable	NC	12
Other small solar(b)	Renewable	Various	145
Total Renewables – Solar			643
Commercial Renewables – Energy Storage
Notrees Battery Storage	Renewable	TX	36
Total Renewables – Energy Storage			36
Total Commercial Renewables			2,991

(a)	Commercial Renewables owns 47 percent of Sweetwater IV and V and 50 percent of Ironwood, Cimarron II and Mesquite Creek.

(b)
Shoreham and certain projects included in Other small solar are in tax-equity structures where investors have differing interests in the project's economic attributes. 100 percent of the tax-equity project's capacity is included in the table above.

PROPERTIES

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

SECURITIES INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the NYSE (ticker symbol DUK). As of January 31, 2019, there were 149,275 Duke Energy common stockholders of record. For information on dividends, see the "Dividend Payments" section of Management's Discussion and Analysis.
There is no market for the common equity securities of the Subsidiary Registrants, all of which are directly or indirectly owned by Duke Energy.
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III within this Annual Report for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2018

There were no repurchases of equity securities during the fourth quarter of 2018.
Stock Performance Graph

The following performance graph compares the cumulative total shareholder return from Duke Energy Corporation common stock, as compared with the S&P 500 and the Philadelphia Utility Index for the past five years. The graph assumes an initial investment of $100 on December 31, 2013, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.
NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2018.

SELECTED FINANCIAL DATA

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data for the years of 2014 through 2018. See also Item 7.

(in millions, except per share amounts)	2018	2017	2016	2015	2014
Statements of Operations(a)
Total operating revenues	$24,521	$23,565	$22,743	$22,371	$22,509
Operating income	4,685	5,625	5,202	4,974	4,795
Income from continuing operations	2,625	3,070	2,578	2,654	2,538
Income (Loss) from discontinued operations, net of tax	19	(6)	(408)	177	(649)
Net income	2,644	3,064	2,170	2,831	1,889
Net income attributable to Duke Energy Corporation	2,666	3,059	2,152	2,816	1,883
Common Stock Data
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$3.73	$4.37	$3.71	$3.80	$3.58
Diluted	3.73	4.37	3.71	3.80	3.58
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$0.03	$(0.01)	$(0.60)	$0.25	$(0.92)
Diluted	0.03	(0.01)	(0.60)	0.25	(0.92)
Net income attributable to Duke Energy Corporation common stockholders
Basic	$3.76	$4.36	$3.11	$4.05	$2.66
Diluted	3.76	4.36	3.11	4.05	2.66
Dividends declared per share of common stock	3.64	3.49	3.36	3.24	3.15
Balance Sheet
Total assets	$145,392	$137,914	$132,761	$121,156	$120,557
Long-term debt including capital leases, less current maturities	51,123	49,035	45,576	36,842	36,075

(a)
Significant transactions reflected in the results above include: (i) regulatory and legislative charges related to Duke Energy Progress and Duke Energy Carolinas North Carolina rate case orders and impairment charges in 2018 (see Notes 4, 11 and 12 to the Consolidated Financial Statements, "Regulatory Matters," "Goodwill and Intangible Assets" and "Investments in Unconsolidated Affiliates"); (ii) the sale of the International Disposal Group in 2016, including a loss on sale recorded within discontinued operations (see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions”); (iii) the acquisition of Piedmont in 2016, including losses on interest rate swaps related to the acquisition financing (see Note 2); (iv) 2014 impairment related to the disposal of the Midwest Generation Disposal Group; (v) 2014 incremental tax expense resulting from the decision to repatriate all cumulative historical undistributed foreign earnings; (vi) 2014 increase in the litigation reserve related to a criminal investigation of the Dan River release.

MD&A	DUKE ENERGY

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings and adjusted earnings per share discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.
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
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the U.S. primarily through its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2018, 2017 and 2016.
Executive Overview
At Duke Energy the fundamentals of our business are strong. In 2018, we met our near-term financial commitments and positioned the company for sustainable long-term growth. We are focused on a stable, predictable and regulated businesses portfolio to deliver a reliable dividend with 4 to 6 percent EPS growth through 2023. We have made progress advancing our long-term growth strategy that delivers value to our customers through investments in cleaner energy, grid modernization, natural gas infrastructure, and digital transformation, while also achieving constructive regulatory outcomes. The strength of our balance sheet is of vital importance to the cost-effective financing of our growth strategy, and in 2018 we took proactive steps to strengthen it by issuing $2 billion of equity.

Financial Results

(a)
See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted diluted earnings per share as well as a reconciliation of this non-GAAP financial measure to net income attributable to Duke Energy and net income attributable to Duke Energy per diluted share.

Duke Energy's 2018 GAAP reported earnings were impacted by favorable weather, improved residential volumes and ongoing cost management efforts, offset by charges which management believes are not indicative of ongoing performance, including regulatory and legislative items, impairments, a loss on the sale of a retired plant, and severance. See “Results of Operations” below for a detailed discussion of the consolidated results of operations and a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.

MD&A	DUKE ENERGY

2018 Areas of Focus and Accomplishments
Operational Excellence and Reliability. The safety of our workforce is a core value. Our employees delivered strong safety results in 2018, and we maintained our industry-leading performance levels from 2016 and 2017. The reliable and safe operation of our power plants, electric distribution system and natural gas infrastructure is foundational to our customers, our financial results and our credibility with stakeholders. Our nuclear and fossil/hydro generation fleets demonstrated strong performance, exceeding their respective reliability targets. Five of our six nuclear sites have achieved INPO 1 status, the industry’s highest distinction. Our electric distribution system performed well throughout the year, though we see opportunities to reduce outage durations.
Storm Response and System Restoration. 2018 was a year of intense storm activity, with Hurricane Florence and Hurricane Michael delivering a significant impact to our jurisdictions. Employees and utility partners worked tirelessly to restore 3 million outages during the hurricane season. Our team restored 93 percent of outages within five days during Hurricane Florence and 90 percent of outages within three days during Hurricane Michael. Our ability to effectively handle all facets of the 2018 storm response efforts is a testament to our team’s extensive preparation and coordination in advance of the storm, applying lessons learned from previous storms, and on-the-ground management throughout the restoration efforts.
Customer Satisfaction. Duke Energy continues to transform the customer experience through our use of customer data to better inform operational priorities and performance levels. This data-driven approach allows us to identify the investments that are the most important to the customer experience. In 2018, we instituted more proactive communications, such as text alerts during outages, in response to customer expectations. Over time our work with data analytics will result in customer satisfaction improvement as measured through J.D. Power and other surveys.
Constructive Regulatory and Legislative Outcomes. One of our long-term strategic goals is to achieve modernized regulatory constructs in our jurisdictions. Modernized constructs provide benefits, which include improved earnings and cash flows through more timely recovery of investments, as well as stable pricing for customers. We achieved constructive regulatory outcomes in 2018 in North Carolina for both Duke Energy Carolinas and Duke Energy Progress, including the recovery of coal ash basin closure costs. The Ohio Comprehensive Settlement Agreement in 2018, approved by PUCO, was a favorable outcome that will enable the creation of a new PowerForward rider to recover costs associated with projects to modernize the grid and transform the customer experience. We are making progress in addressing tax reform across our jurisdictions, targeting solutions that provide benefits to customers and support the long-term credit quality of our utilities.
Cost Management and Efficiencies. Duke Energy has a demonstrated track record of driving efficiencies and productivity into the business, including merger integration and continuous improvement efforts. We continue to leverage new technology and data analytics to drive additional efficiencies across the business in response to a transforming landscape. In 2018, we established a digital transformation initiative that is tasked with identifying the best ways to use digital capabilities throughout our business.
Modernizing the Power Grid. Our grid improvement programs continue to be a key component of our growth strategy. Modernization of the electric grid, including smart meters, storm hardening, self-healing and targeted undergrounding helps to ensure the system is better prepared for severe weather, improves the system's reliability and flexibility, and provides better information and services for customers. Grid improvements enable successful storm response; for example, in the Carolinas, self-healing grid technologies rerouted power from damaged lines and systems to minimize outages. In 2018, we deployed 1.6 million smart meters resulting in 4.3 million customers having access to this technology across our regulated footprint.
Generating Cleaner Energy. We advanced efforts to generate cleaner energy, including progress on several strategic investments during 2018. Overall, we have lowered our carbon emissions by over 30 percent since 2005, consistent with our goal to reduce carbon emissions by 40 percent by 2030. Two natural gas plants came online in 2018 and construction continues on a third one. In our Commercial Renewable business, our Shoreham solar facility came online in 2018.
Expanding the Natural Gas Platform. We continue to pursue natural gas infrastructure investments. We are working diligently to construct the ACP pipeline to bring low-cost gas supply and economic development opportunities to the Mid-Atlantic. While we navigate the impacts of permitting delays and court rulings, we remain steadfast in our commitment to this backbone infrastructure for the southeast U.S. In 2018, Piedmont announced plans to construct a new liquefied natural gas facility in Robeson County North Carolina on property Piedmont already owns. This investment will help Piedmont provide a reliable gas supply to customers during peak usage periods. We expect to begin construction in the summer of 2019.
Dividend Growth. In 2018, Duke Energy continued to grow the dividend payment to shareholders by approximately 4 percent. 2018 represented the 92nd consecutive year Duke Energy paid a cash dividend on its common stock.

MD&A	DUKE ENERGY

Duke Energy Objectives – 2019 and Beyond
Duke Energy will continue to deliver exceptional value to customers, be an integral part of the communities in which we do business, and provide attractive returns to investors. We have an achievable, long-term strategy in place and it is producing tangible results, yet the industry in which we operate is becoming more and more dynamic. We are adjusting, where necessary, and accelerating our focus in key areas to ensure the company is well positioned to be successful for many decades into the future. As we look ahead to 2019, our plans include:

•	Continuing to place the customer at the center of all that we do.

•	Advancing the achievement of modernized regulatory constructs across all jurisdictions, including consideration of cost recovery models that break the link between load growth and earnings.

•	Improving and strengthening the energy grid to provide customers with more control, convenience and communications, and make the grid more resilient to severe weather and ever-evolving cyber threats.

•	Investing in both natural gas generation and infrastructure to support our growing gas system, as we replace coal units and continue to expand our LDC customer base in the Carolinas and Midwest.

•
Increasing renewables, energy storage and next-generation demand-side management into our supply/demand resource plans, in pursuit of a growth strategy that leverages these resources to provide choices that our customers value.

•
Modernizing the way we plan and build our generation, transmission, distribution and customer systems in a fully integrated way through Integrated System and Operations Planning to accommodate increased distributed energy resources.

•
Transforming the business using multiple levers, including digital tools, to increase productivity and reinvest the proceeds into new growth opportunities, improved customer service, and lower bills for customers.

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
Management uses these non-GAAP financial measures for planning and forecasting, and for reporting financial results to the Board of Directors, employees, stockholders, analysts and investors. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are GAAP Reported Earnings and GAAP Reported EPS, respectively.
Special items included in the periods presented include the following, which management believes do not reflect ongoing costs:

•	Costs to Achieve Mergers represents charges that result from strategic acquisitions.

•
Regulatory and Legislative Impacts in 2018 represents charges related to the Duke Energy Progress and Duke Energy Carolinas North Carolina rate case orders and the repeal of the South Carolina Base Load Review Act. For 2017, it represents charges related to the Levy nuclear project in Florida and the Mayo Zero Liquid Discharge and Sutton combustion turbine projects in North Carolina.

•
Impairment Charges in 2018 represents an impairment at Citrus County CC, a goodwill impairment at Commercial Renewables and an other-than-temporary impairment of an investment in Constitution Pipeline Company, LLC. For 2017 and 2016, the charges represent goodwill and other-than-temporary asset impairments at Commercial Renewables.

•	Sale of Retired Plant represents the loss associated with selling Beckjord, a nonregulated generating facility in Ohio.

•	Impacts of the Tax Act represents amounts recognized related to the Tax Act.

•	Severance Charges relate to companywide initiatives, excluding merger integration, to standardize processes and systems, leverage technology and workforce optimization.
Adjusted earnings also include the operating results of the International Disposal Group, which has been classified as discontinued operations. Management believes inclusion of the operating results of the International Disposal Group within adjusted earnings and adjusted diluted EPS results in a better reflection of Duke Energy's financial performance during the period.
Duke Energy’s adjusted earnings and adjusted diluted EPS may not be comparable to similarly titled measures of another company because other companies may not calculate the measures in the same manner.

MD&A	DUKE ENERGY

Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table presents a reconciliation of adjusted earnings and adjusted diluted EPS to the most directly comparable GAAP measures.

	Years Ended December 31,
	2018		2017		2016
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/EPS	$2,666	$3.76	$3,059	$4.36	$2,152	$3.11
Adjustments to Reported:
Costs to Achieve Mergers(a)	65	0.09	64	0.09	329	0.48
Regulatory and Legislative Impacts(b)	202	0.29	98	0.14	—	—
Impairment Charges(c)	179	0.25	74	0.11	45	0.07
Sale of Retired Plant(d)	82	0.12	—	—	—	—
Impacts of the Tax Act(e)	20	0.03	(102)	(0.14)	—	—
Severance Charges(f)	144	0.21	—	—	57	0.08
Discontinued Operations(g)	(19)	(0.03)	6	0.01	661	0.95
Adjusted Earnings/Adjusted Diluted EPS	$3,339	$4.72	$3,199	$4.57	$3,244	$4.69

(a)	Net of tax benefit of $19 million in 2018, $39 million in 2017, and $194 million in 2016.

(b)	Net of tax benefit of $63 million in 2018 and $60 million in 2017.

(c)	Net of $27 million tax benefit and $2 million Noncontrolling Interests in 2018. Net of $28 million tax benefit in 2017 and $26 million in 2016.

(d)	Net of $25 million tax benefit.

(e)
The Tax Act reduced the corporate income tax rate from 35 to 21 percent, effective January 1, 2018. As the tax change was enacted in 2017, Duke Energy was required to remeasure its existing deferred tax assets and liabilities at the lower rate at December 31, 2017. For Duke Energy's regulated operations, where the reduction in the net accumulated deferred income tax liability is expected to be returned to customers in future rates, the remeasurement has been deferred as a regulatory liability. For 2018, the amount represents a true up of existing regulatory liabilities related to the Tax Act. See Note 23 to the Consolidated Financial Statements, "Income Taxes" for more information.

(f)	Net of tax benefit of $43 million in 2018 and $35 million in 2016.

(g)
For 2016, includes a loss on sale of the International Disposal Group. Represents the GAAP reported Loss from Discontinued Operations, less the International Disposal Group operating results, which are included in adjusted earnings. For 2017 and 2018, amounts reflect adjustments related to the sale of the International Disposal Group, primarily related to estimated tax expense.

Year Ended December 31, 2018, as compared to 2017
Duke Energy’s full-year 2018 GAAP Reported EPS was $3.76 compared to $4.36 for full-year 2017. In addition to the adjusted diluted EPS drivers discussed below, GAAP Reported EPS in 2018 was lower primarily due to regulatory and legislative impacts, impairment charges, severance charges and a loss on sale of a retired plant.
As discussed, management also evaluates financial performance based on adjusted earnings. Duke Energy’s full-year 2018 adjusted diluted EPS was $4.72 compared to $4.57 for full-year 2017. The increase in adjusted diluted EPS was primarily due to:

•	Higher regulated electric revenues due to favorable weather and higher retail sales volumes in the current year;

•	Positive impacts from the North Carolina rate case orders; and

•	Rider growth.
Partially offset by:

•	Higher interest expense due to higher debt outstanding and higher interest rates;

•	Higher depreciation and amortization expense at Electric Utilities and Infrastructure primarily due to rate base growth; and

•	A reduced tax benefit on holding company interest as a result of the Tax Act.
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
As discussed, management also evaluates financial performance based on adjusted earnings. Duke Energy’s full-year 2017 adjusted diluted EPS was $4.57 compared to $4.69 for full-year 2016. The decrease in adjusted diluted EPS was primarily due to:

•	Lower regulated electric revenues due to less favorable weather in the current year, including lost revenues related to Hurricane Irma;

MD&A	DUKE ENERGY

•
The prior year operating results from the International Disposal Group, which was sold in December 2016. The 2016 operating results included a benefit from the valuation of deferred income taxes. See Note 23 to the Consolidated Financial Statements, "Income Taxes," for additional information;

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

•	Additional earnings from incremental investments in ACP and Sabal Trail natural gas pipelines.
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
The Tax Act
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

As a result of the Tax Act, Duke Energy revalued its existing deferred tax assets and deferred tax liabilities as of December 31, 2017, to account for the estimated future impact of lower corporate tax rates on these deferred tax amounts. During the year ended December 31, 2018, Duke Energy recorded measurement period adjustments to the provisional estimate recorded as of December 31, 2017, in accordance with SAB 118. For Duke Energy's regulated operations, where the net reduction in the net accumulated deferred income tax liability is expected to be returned to customers in future rates, the remeasurement has been deferred as a regulatory liability. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information on the Tax Act's impact to the regulatory asset and liability accounts. The following table shows the expense (benefit) recorded on Duke Energy's Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2018	2017
Electric Utilities and Infrastructure(c)	$24	$(231)
Gas Utilities and Infrastructure(d)(e)	1	(26)
Commercial Renewables	(3)	(442)
Other(f)	(2)	597
Total impact of the Tax Act(a)(b)(d)	$20	$(102)

(a)	Except where noted below, amounts are included within Income Tax Expense From Continuing Operations on the Consolidated Statements of Operations.

(b)
See Notes 4 and 23 to the Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," respectively, for information about the Tax Act's impact on Duke Energy's Consolidated Balance Sheets.

(c)
Amount primarily relates to the 2017 remeasurement, and true up of that remeasurement in 2018, of net deferred tax liabilities that are excluded for ratemaking purposes related to abandoned or impaired assets and certain wholesale fixed rate contracts.

(d)	2017 amount includes a $16 million expense recorded within Equity in earnings (losses) of unconsolidated affiliates on the Consolidated Statement of Operations.

(e)	2017 amount primarily relates to the remeasurement of net deferred tax liabilities related to equity method investments.

(f)	2017 amount primarily relates to the remeasurement of Foreign Tax Credits, federal NOLs and nonregulated deferred tax assets.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE

Electric Utilities and Infrastructure

	Years Ended December 31,
			Variance		Variance
			2018 vs.		2017 vs.
(in millions)	2018	2017	2017	2016	2016
Operating Revenues	$22,273	$21,331	$942	$21,366	$(35)
Operating Expenses
Fuel used in electric generation and purchased power	6,917	6,379	538	6,595	(216)
Operations, maintenance and other	5,631	5,360	271	5,433	(73)
Depreciation and amortization	3,523	3,010	513	2,897	113
Property and other taxes	1,134	1,079	55	1,021	58
Impairment charges	309	176	133	16	160
Total operating expenses	17,514	16,004	1,510	15,962	42
Gains on Sales of Other Assets and Other, net	8	6	2	—	6
Operating Income	4,767	5,333	(566)	5,404	(71)
Other Income and Expenses, net	378	472	(94)	444	28
Interest Expense	1,288	1,240	48	1,136	104
Income Before Income Taxes	3,857	4,565	(708)	4,712	(147)
Income Tax Expense	799	1,355	(556)	1,672	(317)
Segment Income	$3,058	$3,210	$(152)	$3,040	$170

Duke Energy Carolinas Gigawatt-hours (GWh) sales	92,280	87,305	4,975	88,545	(1,240)
Duke Energy Progress GWh sales	69,331	66,822	2,509	69,049	(2,227)
Duke Energy Florida GWh sales	41,559	40,591	968	40,404	187
Duke Energy Ohio GWh sales	25,329	24,639	690	25,163	(524)
Duke Energy Indiana GWh sales	34,229	33,145	1,084	34,368	(1,223)
Total Electric Utilities and Infrastructure GWh sales	262,728	252,502	10,226	257,529	(5,027)
Net proportional MW capacity in operation	49,684	48,828	856	49,295	(467)
Year Ended December 31, 2018, as compared to 2017
Electric Utilities and Infrastructure's results were impacted by higher legislative and regulatory charges compared to the prior year and higher depreciation from a growing asset base, partially offset by favorable weather in the current year, improved retail volumes, lower income tax expense and a positive net contribution from the Duke Energy Progress and Duke Energy Carolinas North Carolina rate cases. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $577 million increase in fuel related revenues due to higher sales volumes driven primarily by favorable weather in the current year, and increases in fuel rates billed to customers, which reflects higher average fuel prices;

•	a $331 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•
a $236 million increase in retail pricing primarily due to the Duke Energy Progress and Duke Energy Carolinas North Carolina rate cases and Duke Energy Florida base rate adjustments related to generation assets being placed into service;

•
a $109 million increase in wholesale power revenues, net of fuel, primarily due to higher recovery of coal ash costs at Duke Energy Progress and Duke Energy Carolinas, partially offset by contracts that expired in the prior year at Duke Energy Indiana and customer refunds in the current year at Duke Energy Carolinas related to a FERC order on a complaint filed by PMPA;

•	an $82 million increase in weather-normal retail sales volumes driven by residential growth;

•
a $73 million net increase in retail rider revenues, primarily related to capital investment riders at Duke Energy Indiana and Duke Energy Ohio, partially offset by a net decrease in rider revenues related to the implementation of new base rates at Duke Energy Carolinas and Duke Energy Progress; and

•
a $49 million increase in other revenues at Duke Energy Carolinas primarily due to the recognition of previously deferred revenues associated with storm restoration costs in South Carolina and favorable transmission revenues.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE

Partially offset by:

•	a $578 million decrease in retail and wholesale sales due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven primarily by:

•	a $538 million increase in fuel used in electric generation and purchased power due to higher sales and higher amortization of deferred fuel expenses;

•
a $513 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, additional plant in service and new depreciation rates associated with the Duke Energy Progress and Duke Energy Carolinas North Carolina rate cases;

•
a $271 million increase in operation, maintenance and other expense primarily due to impacts associated with the Duke Energy Progress North Carolina rate case and higher storm costs, partially offset by a FERC approved settlement refund of certain transmission costs previously billed by PJM; and

•
a $133 million increase in impairment charges primarily due to the impacts associated with the Duke Energy Carolinas and Duke Energy Progress North Carolina rates cases and the Duke Energy Florida Citrus County CC impairments in the current year, offset by the write-off of remaining unrecovered Levy Nuclear project costs at Duke Energy Florida in the prior year.

Other Income and Expenses, net. The decrease was primarily due to lower post in-service equity returns for projects that had been completed prior to being reflected in customer rates at Duke Energy Carolinas and lower income from non-service components of employee benefit costs in the current year at Duke Energy Progress and Duke Energy Florida. For additional information on employee benefit costs, see Note 22 to the Consolidated Financial Statements, "Employee Benefit Plans."
Interest Expense. The variance was due to higher debt outstanding in the current year, partially offset by lower deferred debt costs on major projects.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act, a decrease in pretax income and the impact of the Tax Act in the prior year. The ETRs for the years ended December 31, 2018, and 2017 were 20.7 percent and 29.7 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of excess deferred taxes partially offset by the impact of the Tax Act in the prior year. See the Tax Act section above for additional information.
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
Partially offset by:

•
a $364 million increase in rider revenues including increased revenues related to energy efficiency programs, Duke Energy Florida’s nuclear asset securitization, Midwest transmission and distribution capital investments and Duke Energy Indiana’s Edwardsport IGCC plant, as well as an increase in retail pricing due to base rate adjustments for Duke Energy Florida’s Osprey acquisition and Hines Chillers and the Duke Energy Progress South Carolina rate case;

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

•	a $113 million increase in depreciation and amortization expense primarily due to additional plant in service; and

•	a $58 million increase in property and other taxes primarily due to higher property taxes.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE

Partially offset by:

•	a $216 million decrease in fuel expense (including purchased power) primarily due to lower retail sales and changes in the generation mix; and

•
a $73 million decrease in operation, maintenance and other expense primarily due to lower plant outage, storm restoration and labor and benefits costs partially offset by higher operational costs that are recoverable in rates.

Interest Expense. The variance was due to higher debt outstanding in the current year and Duke Energy Florida's Crystal River Unit 3 regulatory asset debt return ending in June 2016 upon securitization.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and the impact of the Tax Act. The effective tax rates for the years ended December 31, 2017, and 2016 were 29.7 percent and 35.5 percent, respectively. The decrease in the effective tax rate was primarily due to the impact of the Tax Act. See the Tax Act section above for additional information.
Matters Impacting Future Electric Utilities and Infrastructure Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low-risk classifications for these impoundments, indicating that Duke Energy Carolinas and Duke Energy Progress have satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.
Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. In addition, the orders issued in the Duke Energy Carolinas and Duke Energy Progress North Carolinas rate cases supporting recovery of past coal ash remediation costs have been appealed by various parties. The outcome of these appeals, lawsuits and potential fines and penalties could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position, and cash flows. See Notes 4 and 5 to the Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
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
During the last half of 2018, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territories of Duke Energy Carolinas and Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 4 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. A significant portion of the incremental operation and maintenance expenses related to these storms have been deferred. On December 21, 2018, Duke Energy Carolinas and Duke Energy Progress filed with the NCUC petitions for approval to defer the incremental storm costs incurred to a regulatory asset for recovery in the next base rate case. Duke Energy Progress filed a similar request with the PSCSC on January 11, 2019, which also included a request for the continuation of prior deferrals requested for other storms, and on January 30, 2019, the PSCSC issued a directive approving the deferral request. Duke Energy Florida anticipates filing a petition in the first half of 2019 with the FPSC to recover incremental storm costs consistent with the provisions in its 2017 Settlement. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information.
Appeals of recently approved rate cases for Duke Energy Carolinas and Duke Energy Progress are pending at the North Carolina Supreme Court. The North Carolina Attorney General and various intervenors primarily dispute the allowance of recovery of coal ash costs from customers, which was approved by the NCUC. The outcome of these appeals could have an adverse impact to Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
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
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE

Gas Utilities and Infrastructure

	Years Ended December 31,
			Variance		Variance
			2018 vs.		2017 vs.
(in millions)	2018	2017	2017	2016	2016
Operating Revenues	$1,881	$1,836	$45	$901	$935
Operating Expenses
Cost of natural gas	697	632	65	265	367
Operation, maintenance and other	421	383	38	184	199
Depreciation and amortization	245	231	14	115	116
Property and other taxes	107	106	1	70	36
Total operating expenses	1,470	1,352	118	634	718
(Loss) Gains on Sales of Other Assets and Other, net	—	—	—	(1)	1
Operating Income	411	484	(73)	266	218
Other Income and Expenses, net	47	56	(9)	22	34
Interest Expense	106	105	1	46	59
Income Before Income Taxes	352	435	(83)	242	193
Income Tax Expense	78	116	(38)	90	26
Segment Income	$274	$319	$(45)	$152	$167

Piedmont LDC throughput (dekatherms)(a)	557,145,128	468,259,777	88,885,351	120,908,508	347,351,269
Duke Energy Midwest LDC throughput (MCF)	90,604,833	80,934,836	9,669,997	81,870,489	(935,653)

(a)	Includes throughput subsequent to Duke Energy's acquisition of Piedmont on October 3, 2016.
Year Ended December 31, 2018, as compared to 2017
Gas Utilities and Infrastructure's results were primarily impacted by the OTTI recorded on the Constitution investment and higher operation, maintenance and other expenses, partially offset by favorable price adjustments, customer growth and other income. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $76 million increase primarily due to higher natural gas costs passed through to customers as a result of higher volumes sold driven primarily by weather and higher natural gas prices; and

•
a $37 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, due to customer growth and IMR rate adjustments and new power generation customers.

Partially offset by:

•	a $69 million decrease primarily due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act.
Operating Expenses. The variance was driven primarily by:

•	a $65 million increase in natural gas costs primarily due to higher costs passed through to customers, as a result of a higher natural gas prices;

•
a $38 million increase in operations, maintenance, and other expense primarily due to increased shared services, costs to achieve merger expenses and a pension settlement charge at Piedmont in 2017; and

•	a $14 million increase in depreciation and amortization expense due to additional plant in service and higher amortization of software costs.
Other Income and Expenses, net. The variance was driven primarily by:

•	a $55 million impairment recorded for the investment in Constitution in 2018.
Partially offset by:

•
a $25 million increase in non-service components of employee benefit costs in 2018. For additional information on employee benefit costs, see Note 22 to the Consolidated Financial Statements, "Employee Benefit Plans"; and

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE

•	a $20 million increase in equity earnings from pipeline investments.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act, a decrease in pretax income and the impact of the Tax Act in the prior year. The ETRs for the years ended December 31, 2018, and 2017 were 22.2 percent and 26.7 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act partially offset by the impact of the Tax Act in the prior year. See the Tax Act section above for additional information.
Year Ended December 31, 2017, as compared to 2016
Gas Utilities and Infrastructure's higher results were primarily due to the inclusion of Piedmont's earnings in the current year as a result of Duke Energy's acquisition of Piedmont on October 3, 2016, as well as additional equity earnings from investments in the ACP and Sabal Trail pipelines.
Operating Revenues. The variance was driven primarily by:

•	an $884 million increase in operating revenues due to the inclusion of Piedmont's operating revenues beginning in October 2016; and

•	a $47 million increase in Piedmont's fourth quarter results due to colder weather, higher natural gas prices, IMR rate adjustments, customer growth and new power generation customers.
Operating Expenses. The variance was driven primarily by:

•	a $686 million increase in operating expenses due to the inclusion of Piedmont's operating expenses beginning in October 2016; and

•	a $34 million increase in Piedmont's fourth quarter results primarily due to higher natural gas costs passed through to customers due to the higher price per dekatherm of natural gas.
Other Income and Expenses, net. The increase was driven primarily by higher equity earnings from pipeline investments.
Interest Expense. The variance was primarily due to the inclusion of Piedmont's interest expense beginning in October 2016.
Income Tax Expense. The variance was primarily due to an increase in pretax income due to the inclusion of Piedmont's earnings beginning in October 2016, partially offset by prior period true ups. The effective tax rates for the years ended December 31, 2017, and 2016 were 26.7 percent and 37.2 percent, respectively. The decrease in the effective tax rate was primarily due to the prior period true ups and the impact of the Tax Act. See the Tax Act section above for additional information.
Matters Impacting Future Gas Utilities and Infrastructure Results
Gas Utilities and Infrastructure has a 47 percent ownership interest in ACP, which is building an approximately 600-mile interstate natural gas pipeline intended to transport diverse natural gas supplies into southeastern markets. Affected states (West Virginia, Virginia and North Carolina) have issued certain necessary permits; the project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. In 2018, FERC issued a series of Notices to Proceed, which authorized the project to begin certain construction-related activities along the pipeline route. Project cost estimates are a range of $7.0 billion to $7.8 billion, excluding financing costs. ACP expects to achieve a late 2020 in-service date for key segments of the project, while it expects a remainder to extend into 2021. Project construction activities, schedule and final costs are subject to uncertainty due to abnormal weather, work delays (including delays due to judicial or regulatory action) and other conditions and risks that could result in potential higher project costs, a potential delay in the targeted in-service dates and potential impairment charges. ACP and Duke Energy will continue to consider their options with respect to the foregoing in light of their existing contractual and legal obligations. See Notes 4 and 12 to the Consolidated Financial Statements, "Regulatory Matters" and "Investments in Unconsolidated Affiliates," respectively, for additional information.
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.

MD&A	SEGMENT RESULTS - COMMERCIAL RENEWABLES

Commercial Renewables

	Years Ended December 31,
			Variance		Variance
			2018 vs.		2017 vs.
(in millions)	2018	2017	2017	2016	2016
Operating Revenues	$477	$460	$17	$484	$(24)
Operating Expenses
Operation, maintenance and other	304	267	37	337	(70)
Depreciation and amortization	155	155	—	130	25
Property and other taxes	25	33	(8)	25	8
Impairment charges	93	99	(6)	—	99
Total operating expenses	577	554	23	492	62
(Loss) Gains on Sales of Other Assets and Other, net	(1)	1	(2)	5	(4)
Operating Loss	(101)	(93)	(8)	(3)	(90)
Other Income and Expenses, net	23	(12)	35	(83)	71
Interest Expense	88	87	1	53	34
Loss Before Income Taxes	(166)	(192)	26	(139)	(53)
Income Tax Benefit	(147)	(628)	481	(160)	(468)
Less: Loss Attributable to Noncontrolling Interests	(28)	(5)	(23)	(2)	(3)
Segment Income	$9	$441	$(432)	$23	$418

Renewable plant production, GWh	8,522	8,260	262	7,446	814
Net proportional MW capacity in operation(a)	2,991	2,907	84	2,892	15

(a)
Certain projects are included in tax-equity structures where investors have differing interests in the project's economic attributes. In 2018, 100 percent of the tax-equity project's capacity is included in the table above.

Year Ended December 31, 2018, as compared to 2017
Commercial Renewables' results were unfavorably impacted by the higher tax benefit in 2017 from the Tax Act. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase in revenues was primarily due to an increase in the number of EPC agreements at REC Solar, partially offset by unfavorable wind portfolio revenue.
Operating Expenses. The increase in operating expenses was primarily due to an increase in the number of EPC agreements at REC Solar, higher wind portfolio expenses and higher solar development costs, partially offset by lower property taxes due to non-recurring property tax payments made in the prior year and lower impairment charges.
Other Income and Expenses, net. The favorable variance in other income and expenses was primarily due to the bankruptcy court approved NAW and FES settlement agreement, which allowed retention of previously collected cash collateral under the PPAs, sale of the FES unsecured claim, impairment of certain cost investments in the prior year and lower equity losses in the current year.
Income Tax Benefit. The decrease in tax benefit in 2018 was primarily due to the one-time impact of the Tax Act in 2017 and lower statutory federal corporate tax rate under the Tax Act. See the Tax Act section above for additional information.
Loss Attributable to Noncontrolling Interests. The increase is primarily driven by the new tax-equity structures entered into during 2018.
Year Ended December 31, 2017, as compared to 2016
Commercial Renewables' higher earnings were primarily due to the Tax Act, partially offset by pretax impairment charges. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to lower EPC revenues from REC Solar.
Operating Expenses. The increase was primarily due to a $99 million in pretax impairment charges in 2017 related to a wholly owned non-contracted wind project and other investments and higher expenses associated with new wind and solar projects, partially offset by lower operations and maintenance expense at REC Solar due to fewer projects under construction. See Notes 10 and 11 to the Consolidated Financial Statements, “Property, Plant and Equipment” and “Goodwill and Intangible Assets,” respectively, for additional information.
Other Income and Expenses, net. The variance was primarily due to a $71 million pretax impairment charge in 2016 related to certain equity method investments. For additional information, see Note 12 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates.”

MD&A	SEGMENT RESULTS - COMMERCIAL RENEWABLES

Interest Expense. The variance was primarily due to new project financings and less capitalized interest due to fewer projects under construction.
Income Tax Benefit. The variance was primarily due to the impact of the Tax Act and higher PTCs, partially offset by lower ITCs. See the Tax Act section above for additional information on the Tax Act and the impact on the effective tax rate.
Matters Impacting Future Commercial Renewables Results
Persistently low market pricing for wind resources, primarily in the Electric Reliability Council of Texas West and PJM West markets and the future expiration of tax incentives including ITCs and PTCs could result in adverse impacts to the future results of operations, financial position and cash flows of Commercial Renewables.
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
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.
Other

	Years Ended December 31,
			Variance		Variance
			2018 vs.		2017 vs.
(in millions)	2018	2017	2017	2016	2016
Operating Revenues	$89	$138	$(49)	$117	$21
Operating Expenses
Fuel used in electric generation and purchased power	—	58	(58)	51	7
Operation, maintenance and other	214	46	168	371	(325)
Depreciation and amortization	152	131	21	152	(21)
Property and other taxes	14	14	—	28	(14)
Impairment charges	—	7	(7)	2	5
Total operating expenses	380	256	124	604	(348)
(Losses) Gains on Sales of Other Assets and Other, net	(96)	21	(117)	23	(2)
Operating Loss	(387)	(97)	(290)	(464)	367
Other Income and Expenses, net	73	129	(56)	75	54
Interest Expense	657	574	83	693	(119)
Loss Before Income Taxes	(971)	(542)	(429)	(1,082)	540
Income Tax (Benefit) Expense	(282)	353	(635)	(446)	799
Less: Net Income Attributable to Noncontrolling Interests	5	10	(5)	9	1
Net Loss	$(694)	$(905)	$211	$(645)	$(260)
Year Ended December 31, 2018, as compared to 2017
Other’s lower net loss was driven by prior year impacts from the Tax Act, partially offset by severance charges, loss on the sale of the retired Beckjord station, higher interest expense and prior year proceeds resulting from the settlement of the shareholder litigation related to the Progress Energy merger. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The decrease was primarily due to prior year revenues related to Duke Energy Ohio’s entitlement of capacity and energy from OVEC’s power plants. For the year ended December 31, 2018, the revenues and related expenses for OVEC are reflected in the Electric Utilities and Infrastructure segment due to the PUCO Order that approved Duke Energy to recover or credit amounts through Rider PSR. These amounts are deemed immaterial. Therefore, no prior period amounts were restated. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
Operating Expenses. The increase was primarily due to severance charges related to a corporate initiative partially offset by prior year fuel expense related to OVEC, which is reflected in the Electric Utilities and Infrastructure segment for year ended December 31, 2018. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
(Losses) Gains on Sales of Other Assets and Other, net. The variance was driven by the loss on sale of the retired Beckjord station, a nonregulated facility retired during 2014, including the transfer of coal ash basins and other real property and indemnification from all potential future claims related to the property, whether arising under environmental laws or otherwise.
Other Income and Expenses, net. The variance was primarily due to insurance proceeds received in the prior year resulting from settlement of the shareholder litigation related to the Progress Energy merger and lower returns on investments that fund certain employee benefit obligations.

MD&A	SEGMENT RESULTS - OTHER

Interest Expense. The increase was primarily due to an increase in long-term debt as well as higher interest rates on short-term debt.
Income Tax (Benefit) Expense. The variance was primarily due to the prior year impact of the Tax Act and an increase in pretax loss. See the Tax Act section above for additional information on the Tax Act and the impact on the effective tax rate.
Year Ended December 31, 2017, as compared to 2016
Other’s higher net loss was driven by the Tax Act, partially offset by prior year losses on forward-starting interest rate swaps and other costs related to the Piedmont acquisition, decreased severance charges, donations to the Duke Energy Foundation in 2016 and insurance proceeds resulting from settlement of the shareholder litigation related to the Progress Energy merger. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to higher OVEC revenues and prior year customer credits related to Piedmont merger commitments. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Operating Expenses. The decrease was primarily due to lower transaction and integration costs associated with the Piedmont acquisition, prior year severance charges related to cost savings initiatives, donations to the Duke Energy Foundation in 2016 as well as prior year depreciation expense and other integration costs related to the Progress Energy merger. The Duke Energy Foundation is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions.
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
Income Tax Benefit. The variance was primarily due to the impact of the Tax Act and a decrease in pretax loss. See the Tax Act section above for additional information on the Tax Act and the impact on the effective tax rate.
Matters Impacting Future Other Results
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

	Years Ended December 31,
			Variance		Variance
			2018 vs.		2017 vs.
(in millions)	2018	2017	2017	2016	2016
Income (Loss) From Discontinued Operations, net of tax	$19	$(6)	$25	$(408)	$402
Year Ended December 31, 2018, as compared to 2017
The variance was primarily driven by tax adjustments related to the International Disposal Groups. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.
Year Ended December 31, 2017, as compared to 2016
The variance was primarily driven by the prior year loss on the disposal of Duke Energy's Latin American generation business and an impairment charge related to certain assets in Central America, partially offset by a tax benefit related to historic unremitted foreign earnings and immaterial out of period tax adjustments unrelated to the International Disposal Group. See Note 2 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information.

MD&A	SUBSIDIARY REGISTRANTS

SUBSIDIARY REGISTRANTS
As a result of the Tax Act, the Subsidiary Registrants revalued their deferred tax assets and deferred tax liabilities, as of December 31, 2017, to account for the estimated future impact of lower corporate tax rates on these deferred tax amounts. During the year ended December 31, 2018, the Subsidiary Registrants recorded measurement period adjustments to the provisional estimate recorded as of December 31, 2017, in accordance with SAB 118. For the Subsidiary Registrants' regulated operations, where the net reduction in the net accumulated deferred income tax liability is expected to be returned to customers in future rates, the remeasurement has been deferred as a regulatory liability. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters" for additional information on the Tax Act's impact to the regulatory asset and liability accounts. The change in each Subsidiary Registrant's effective tax rate for the year ended December 31, 2018, was primarily due to the impact of the Tax Act, unless noted below. The following table shows the expense (benefit) recorded on the Subsidiary Registrant's Consolidated Statements of Operations and Comprehensive Income, and the effective tax rate for each Subsidiary Registrant.

	Impacts of the Tax Act(a)(b)			Effective Tax Rate
	Years Ended December 31,			Years Ended December 31,
(in millions)	2018	2017		2018	2017
Duke Energy Carolinas	$1	$15		22.1%	34.9%
Progress Energy	25	(246)	(c)	17.4%	17.2%
Duke Energy Progress	19	(40)	(d)	19.3%	29.0%
Duke Energy Florida	—	(226)	(c)	15.4%	6.1%
Duke Energy Ohio	2	(23)	(e)	19.6%	23.4%
Duke Energy Indiana	—	55	(f)	24.6%	46.0%
Piedmont	—	(2)	(d)(g)	22.3%	30.8%

(a)	Except where noted below, amounts are included within Income Tax Expense From Continuing Operations or Income Tax Expense on the Consolidated Statements of Operations and Comprehensive Income.

(b)
See Notes 4 and 23 to the Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," respectively, for information about the Tax Act's impact on Duke Energy's Consolidated Balance Sheets.

(c)	2017 amount primarily relates to the remeasurement of deferred tax liabilities that are excluded for ratemaking purposes related to abandoned assets and certain wholesale fixed rate contracts.

(d)	2017 amount primarily relates to the remeasurement of deferred tax liabilities of certain wholesale fixed rate contracts.

(e)	2017 amount primarily relates to the remeasurement of deferred tax assets that are excluded for ratemaking purposes related to a prior transfer of certain electric generating assets.

(f)	2017 amount primarily relates to the remeasurement of deferred tax liabilities that are excluded for ratemaking purposes related to impaired assets.

(g)	2017 amount includes a $16 million expense recorded within Equity in earnings (losses) of unconsolidated affiliates on the Consolidated Statements of Operations and Comprehensive Income.

DUKE ENERGY CAROLINAS
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2018, 2017 and 2016.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

MD&A	DUKE ENERGY CAROLINAS

Results of Operations

	Years Ended December 31,
(in millions)	2018	2017	Variance
Operating Revenues	$7,300	$7,302	$(2)
Operating Expenses
Fuel used in electric generation and purchased power	1,821	1,822	(1)
Operation, maintenance and other	2,130	2,021	109
Depreciation and amortization	1,201	1,090	111
Property and other taxes	295	281	14
Impairment charges	192	—	192
Total operating expenses	5,639	5,214	425
(Losses) Gains on Sales of Other Assets and Other, net	(1)	1	(2)
Operating Income	1,660	2,089	(429)
Other Income and Expenses, net	153	199	(46)
Interest Expense	439	422	17
Income Before Income Taxes	1,374	1,866	(492)
Income Tax Expense	303	652	(349)
Net Income	$1,071	$1,214	$(143)
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018	2017
Residential sales	11.7%	(4.8)%
General service sales	4.5%	(1.8)%
Industrial sales	(0.3)%	(0.8)%
Wholesale power sales	12.5%	6.3%
Joint dispatch sales	23.1%	18.2%
Total sales	5.7%	(1.4)%
Average number of customers	1.5%	1.5%
Year Ended December 31, 2018, as compared to 2017
Operating Revenues. The variance was driven primarily by:

•	a $263 million decrease in retail sales due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act;

•	a $68 million decrease in retail rider revenues primarily related to the implementation of new base rates; and

•
an $8 million decrease in wholesale power revenues, net of sharing and fuel, primarily due to wholesale customer refunds in the current year related to a FERC order on a complaint filed by PMPA, partially offset by higher revenues related to recovery of coal ash costs.

Partially offset by:

•	a $169 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•	an $83 million increase in retail pricing from impacts of the North Carolina rate case;

•
a $49 million increase in other revenues primarily due to the recognition of previously deferred revenues associated with storm restoration costs in South Carolina and favorable transmission revenues; and

•	a $36 million increase in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $192 million increase in impairment charges primarily due to the impacts of the North Carolina rate order and charges related to coal ash costs in South Carolina;

•
a $111 million increase in depreciation and amortization expense primarily due to additional plant in service, new depreciation rates associated with the North Carolina rate case and higher amortization of deferred coal ash costs, partially offset by lower amortization of certain regulatory assets; and

MD&A	DUKE ENERGY CAROLINAS

•	a $109 million increase in operations, maintenance and other expense primarily due to severance charges.
Other Income and Expenses, net. The variance was primarily due to lower AFUDC equity related to the Lee Nuclear Project and W.S. Lee CC and a decrease in recognition of post in-service equity returns for projects that had been completed prior to being reflected in customer rates.
Interest Expense. The variance was primarily due to higher debt outstanding in the current year.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The ETRs for the years ended December 31, 2018, and 2017 were 22.1 percent and 34.9 percent, respectively. The decrease in the ETR was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of state excess deferred taxes.
Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low-risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low risk classifications for these impoundments, indicating that Duke Energy Carolinas had satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Carolinas' results of operations, financial position and cash flows. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. In addition, the order issued in the Duke Energy Carolinas North Carolinas rate case supporting recovery of past coal ash remediation costs has been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Duke Energy Carolinas’ results of operations, financial position and cash flows. See Notes 4 and 5 to the Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
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
During the last half of 2018, Duke Energy Carolinas’ service territory was impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages in the service territory. A significant portion of the incremental operation and maintenance expenses related to these storms have been deferred. On December 21, 2018, Duke Energy Carolinas filed with the NCUC a petition for approval to defer the incremental storm costs incurred to a regulatory asset for recovery in the next base rate case. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Duke Energy Carolinas' results of operations, financial position and cash flows. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information.
Appeals of the recently approved rate case for Duke Energy Carolinas are pending at the North Carolina Supreme Court. The North Carolina Attorney General and various intervenors primarily dispute the allowance of recovery of coal ash costs from customers, which was approved by the NCUC. The outcome of these appeals could have an adverse impact to Duke Energy Carolina's results of operations, financial position and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.
PROGRESS ENERGY
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2018, 2017 and 2016.
Basis of Presentation
The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

MD&A	PROGRESS ENERGY

Results of Operations

	Years Ended December 31,
(in millions)	2018	2017	Variance
Operating Revenues	$10,728	$9,783	$945
Operating Expenses
Fuel used in electric generation and purchased power	3,976	3,417	559
Operation, maintenance and other	2,613	2,301	312
Depreciation and amortization	1,619	1,285	334
Property and other taxes	529	503	26
Impairment charges	87	156	(69)
Total operating expenses	8,824	7,662	1,162
Gains on Sales of Other Assets and Other, net	24	26	(2)
Operating Income	1,928	2,147	(219)
Other Income and Expenses, net	165	209	(44)
Interest Expense	842	824	18
Income Before Income Taxes	1,251	1,532	(281)
Income Tax Expense	218	264	(46)
Net Income	1,033	1,268	(235)
Less: Net Income Attributable to Noncontrolling Interests	6	10	(4)
Net Income Attributable to Parent	$1,027	$1,258	$(231)
Year Ended December 31, 2018, as compared to 2017
Operating Revenues. The variance was driven primarily by:

•	a $614 million increase in fuel and capacity revenues primarily due to an increase in fuel and capacity rates billed to retail customers and increased demand;

•
a $149 million increase in retail pricing due to the impacts of the Duke Energy Progress North Carolina and South Carolina rate cases and Duke Energy Florida base rate adjustments related to generation assets being placed into service;

•	a $108 million increase in retail sales due to favorable weather in the current year, net of lost revenue impacts associated with Hurricane Irma in 2017 and Hurricane Florence in 2018;

•	a $96 million increase in wholesale power revenues, net of fuel, primarily due to recovery of coal ash costs and higher peak demand at Duke Energy Progress;

•	a $34 million net increase in retail rider revenues in conjunction with the implementation of new base rates at Duke Energy Progress; and

•	a $47 million increase in weather-normal retail sales volumes.
Partially offset by:

•	a $119 million decrease in retail sales due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:

•
a $559 million increase in fuel used in electric generation and purchased power primarily due to higher amortization of deferred fuel and capacity expenses, increased demand and changes in generation mix;

•
a $334 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs and new depreciation rates associated with the North Carolina rate case at Duke Energy Progress, and accelerated depreciation of Crystal River Units 4 and 5 at Duke Energy Florida;

•	a $312 million increase in operation, maintenance and other expense primarily due to higher costs related to storms, vegetation management costs and severance charges; and

•	a $26 million increase in property and other taxes primarily due to higher revenue related taxes at Duke Energy Florida.

MD&A	PROGRESS ENERGY

Partially offset by:

•
a $69 million decrease in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the prior year, offset by the current year impairment of the Citrus County CC at Duke Energy Florida and the impacts associated with the North Carolina rate case at Duke Energy Progress.

Other Income and Expenses, net. The variance was primarily due to lower income from non-service components of employee benefit costs in the current year at Duke Energy Progress and Duke Energy Florida. For additional information on employee benefit costs, see Note 22 to the Consolidated Financial Statements, "Employee Benefit Plans."
Interest Expense. The variance was primarily due to new debt issuances at Duke Energy Progress.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act partially offset by the favorable impact of the Tax Act in the prior year. The effective tax rate for the years ended December 31, 2018, and 2017 were 17.4 percent and 17.2 percent, respectively. The change in the effective tax rate was primarily due to the favorable impact of the Tax Act in the prior year mostly offset by the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal and state excess deferred taxes in the current year.
Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low-risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low risk classifications for these impoundments, indicating that Progress Energy had satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Progress Energy's results of operations, financial position and cash flows. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. As noted above, the order issued in the Duke Energy Progress North Carolinas rate case supporting recovery of past coal ash remediation costs has been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Progress Energy’s results of operations, financial position and cash flows. See Notes 4 and 5 to the Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
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
During the last half of 2018, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territory of Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 4 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. A significant portion of the incremental operation and maintenance expenses related to these storms have been deferred. On December 21, 2018, Duke Energy Progress filed with the NCUC a petition for approval to defer the incremental storm costs incurred to a regulatory asset for recovery in the next base rate case. Duke Energy Progress filed a similar request with the PSCSC on January 11, 2019, which also included a request for the continuation of prior deferrals requested for other storms, and on January 30, 2019, the PSCSC issued a directive approving the deferral request. Duke Energy Florida anticipates filing a petition in the first half of 2019 with the FPSC to recover incremental storm costs consistent with the provisions in its 2017 Settlement. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information.
Appeals of the recently approved rate case for Duke Energy Progress are pending at the North Carolina Supreme Court. The North Carolina Attorney General and various intervenors primarily dispute the allowance of recovery of coal ash costs from customers, which was approved by the NCUC. The outcome of these appeals could have an adverse impact to Progress Energy's results of operations, financial position and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
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
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY PROGRESS

DUKE ENERGY PROGRESS
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2018, 2017 and 2016.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Progress is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2018	2017	Variance
Operating Revenues	$5,699	$5,129	$570
Operating Expenses
Fuel used in electric generation and purchased power	1,892	1,609	283
Operation, maintenance and other	1,578	1,439	139
Depreciation and amortization	991	725	266
Property and other taxes	155	156	(1)
Impairment charges	33	19	14
Total operating expenses	4,649	3,948	701
Gains on Sales of Other Assets and Other, net	9	4	5
Operating Income	1,059	1,185	(126)
Other Income and Expenses, net	87	115	(28)
Interest Expense	319	293	26
Income Before Income Taxes	827	1,007	(180)
Income Tax Expense	160	292	(132)
Net Income	$667	$715	$(48)
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018	2017
Residential sales	9.9%	(2.6)%
General service sales	2.3%	(1.3)%
Industrial sales	0.8%	1.1%
Wholesale power sales	4.6%	(2.9)%
Joint dispatch sales	2.1%	(17.1)%
Total sales	3.8%	(3.2)%
Average number of customers	1.5%	1.4%
Year Ended December 31, 2018, as compared to 2017
Operating Revenues. The variance was driven primarily by:

•	a $324 million increase in fuel revenues driven by higher retail sales and changes in generation mix;

•	a $125 million increase in retail pricing due to the impacts from the North Carolina and South Carolina rate cases;

•	a $96 million increase in wholesale power revenues, net of fuel, primarily due to recovery of coal ash costs and higher peak demand;

•	a $34 million net increase in retail rider revenues in conjunction with the implementation of new base rates;

•	a $61 million increase in retail sales due to favorable weather in the current year, net of the impact of lost revenues due to Hurricane Florence; and

•	a $35 million increase in weather-normal retail sales volumes.
Partially offset by:

•	a $119 million decrease in retail sales due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act.

MD&A	DUKE ENERGY PROGRESS

Operating Expenses. The variance was driven primarily by:

•	a $283 million increase in fuel used in electric generation and purchased power primarily due to higher retail sales and changes in generation mix;

•
a $266 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs and new depreciation rates associated with the North Carolina rate case;

•	a $139 million increase in operation, maintenance and other expense primarily due to higher storm costs, impacts associated with the North Carolina rate case and severance charges; and

•	a $14 million increase in impairment charges associated with the North Carolina rate case.
Other Income and Expenses, net. The variance was primarily driven by lower income from non-service components of employment benefit costs. For additional information on employee benefit costs, see Note 22 to the Consolidated Financial Statements, "Employee Benefit Plans."
Interest Expense. The variance was primarily driven by new debt issuances.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act partially offset by the favorable impact of the Tax Act in the prior year. The effective tax rates for the years ended December 31, 2018, and 2017 were 19.3 percent and 29.0 percent, respectively. The decrease in the effective tax rate was primarily due to the lower statutory federal corporate tax rate under the Tax Act and the amortization of state excess deferred taxes partially offset by the impact of the Tax Act in the prior year.
Matters Impacting Future Results
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low-risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low risk classifications for these impoundments, indicating that Duke Energy Progress had satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' results of operations, financial position and cash flows. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. As noted above, the order issued in the Duke Energy Progress North Carolinas rate case supporting recovery of past coal ash remediation costs has been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Duke Energy Progress’ results of operations, financial position and cash flows. See Notes 4 and 5 to the Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
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
During the last half of 2018, Duke Energy Progress' service territory was impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages in the service territory. A significant portion of the incremental operation and maintenance expenses related to these storms have been deferred. On December 21, 2018, Duke Energy Progress filed with the NCUC a petition for approval to defer the incremental storm costs incurred to a regulatory asset for recovery in the next base rate case. Duke Energy Progress filed a similar request with the PSCSC on January 11, 2019, which also included a request for the continuation of prior deferrals requested for other storms, and on January 30, 2019, the PSCSC issued a directive approving the deferral request. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Duke Energy Progress' results of operations, financial position and cash flows. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information.
Appeals of the recently approved rate case for Duke Energy Progress are pending at the North Carolina Supreme Court. The North Carolina Attorney General and various intervenors primarily dispute the allowance of recovery of coal ash costs from customers, which was approved by the NCUC. The outcome of these appeals could have an adverse impact to Duke Energy Progress' results of operations, financial position and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY FLORIDA

DUKE ENERGY FLORIDA
Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2018, 2017 and 2016.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Florida is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2018	2017	Variance
Operating Revenues	$5,021	$4,646	$375
Operating Expenses
Fuel used in electric generation and purchased power	2,085	1,808	277
Operation, maintenance and other	1,025	853	172
Depreciation and amortization	628	560	68
Property and other taxes	374	347	27
Impairment charges	54	138	(84)
Total operating expenses	4,166	3,706	460
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	856	941	(85)
Other Income and Expenses, net	86	96	(10)
Interest Expense	287	279	8
Income Before Income Taxes	655	758	(103)
Income Tax Expense	101	46	55
Net Income	$554	$712	$(158)
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

Increase (Decrease) over prior year	2018	2017
Residential sales	4.3%	(2.3)%
General service sales	1.9%	(1.3)%
Industrial sales	(0.4)%	(2.4)%
Wholesale power sales	5.2%	20.1%
Total sales	2.4%	0.5%
Average number of customers	1.5%	1.6%
Year Ended December 31, 2018, as compared to 2017
Operating Revenues. The variance was driven primarily by:

•	a $290 million increase in fuel and capacity revenues primarily due to an increase in fuel and capacity rates billed to retail customers and increased demand;

•	a $47 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year and impacts of lost revenue resulting from Hurricane Irma in the prior year:

•	a $24 million increase in retail pricing due to base rate adjustments related to generation assets being placed into service; and

•	a $12 million increase in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $277 million increase in fuel used in electric generation and purchased power primarily due to higher amortization of deferred fuel and capacity expenses and increased purchased power and demand;

•
a $172 million increase in operation, maintenance and other expense primarily due to higher storm cost amortization, vegetation management costs and severance charges, partially offset by lower storm restoration costs in the current year;

MD&A	DUKE ENERGY FLORIDA

•	a $68 million increase in depreciation and amortization expense primarily due to accelerated depreciation of Crystal River Units 4 and 5 and additional plant in service; and

•	a $27 million increase in property and other taxes primarily due to higher revenue related taxes.
Partially offset by:

•
an $84 million decrease in impairment charges primarily due to the write-off of remaining unrecovered Levy Nuclear Project costs in the prior year, offset by the current year impairment of the Citrus County CC.

Other Income and Expenses, net. The variance was driven primarily by lower income from non-service components of employee benefit costs in the current year. For additional information on employee benefit costs, see Note 22 to the Consolidated Financial Statements, "Employee Benefit Plans."
Income Tax Expense. The variance was primarily due to the favorable impact of the Tax Act in the prior year partially offset by the lower statutory federal corporate tax rate under the Tax Act in the current year. The effective tax rates for the years ended December 31, 2018, and 2017 were 15.4 percent and 6.1 percent, respectively. The increase in the effective tax rate was primarily due to the favorable impact of the Tax Act in the prior year partially offset by the lower statutory federal corporate tax rate under the Tax Act and the amortization of federal excess deferred taxes in the current year.
Matters Impacting Future Results
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 4 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused significant damage within the service territory of Duke Energy Florida, particularly from Panama City Beach to Mexico Beach. Duke Energy Florida has not completed the final accumulation of total estimated storm restoration costs incurred. Given the magnitude of the storm, Duke Energy Florida anticipates filing a petition in the first half of 2019 with the FPSC to recover incremental storm costs consistent with the provisions in its 2017 Settlement. An order from regulatory authorities disallowing the future recovery of storm restoration costs could have an adverse impact on Duke Energy Florida's financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
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
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY OHIO

DUKE ENERGY OHIO
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2018, 2017 and 2016.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2018	2017	Variance
Operating Revenues
Regulated electric	$1,450	$1,373	$77
Regulated natural gas	506	508	(2)
Nonregulated electric and other	1	42	(41)
Total operating revenues	1,957	1,923	34
Operating Expenses
Fuel used in electric generation and purchased power – regulated	412	369	43
Fuel used in electric generation and purchased power – nonregulated	—	58	(58)
Cost of natural gas	113	107	6
Operation, maintenance and other	480	530	(50)
Depreciation and amortization	268	261	7
Property and other taxes	290	278	12
Impairment charges	—	1	(1)
Total operating expenses	1,563	1,604	(41)
(Losses) Gains on Sales of Other Assets and Other, net	(106)	1	(107)
Operating Income	288	320	(32)
Other Income and Expenses, net	23	23	—
Interest Expense	92	91	1
Income from Continuing Operations Before Income Taxes	219	252	(33)
Income Tax Expense from Continuing Operations	43	59	(16)
Income from Continuing Operations	176	193	(17)
(Loss) Income from Discontinued Operations, net of tax	—	(1)	1
Net Income	$176	$192	$(16)
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

	Electric		Natural Gas
Increase (Decrease) over prior year	2018	2017	2018	2017
Residential sales	12.2%	(4.0)%	18.0%	(2.6)%
General service sales	3.3%	(3.1)%	15.4%	0.7%
Industrial sales	1.0%	(2.7)%	8.1%	(2.8)%
Wholesale electric power sales	(46.6)%	65.7%	n/a	n/a
Other natural gas sales	n/a	n/a	0.7%	(0.3)%
Total sales	2.8%	(2.1)%	11.9%	(1.1)%
Average number of customers	0.8%	0.8%	0.9%	0.7%

MD&A	DUKE ENERGY OHIO

Year Ended December 31, 2018, as compared to 2017
Operating Revenues. In 2018, the revenues and related expenses for OVEC are reflected in regulated electric due to the PUCO Order that approved Duke Energy Ohio to recover or credit amounts, through Rider PSR, that result from wholesale market transactions relating to Duke Energy Ohio's entitlement to capacity and energy from OVEC's power plants. In 2017, the revenues and related expenses for OVEC are reflected in nonregulated electric. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
The variance was driven primarily by:

•	a $44 million increase in electric and natural gas retail sales, net of fuel revenues, due to favorable weather in the current year;

•	a $17 million increase in rider revenue primarily related to capital investment riders;

•	a $16 million increase in financial transmission rights revenues;

•	a $7 million increase in point-to-point transmission revenues; and

•	a $6 million increase in fuel revenues due to higher natural gas costs.
Partially offset by:

•	a $48 million decrease in regulated revenues due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act; and

•	a $7 million decrease in bulk power marketing sales.
Operating Expenses. The variance was driven by:

•	a $50 million decrease in operations, maintenance and other expense primarily due to the FERC approved settlement refund of certain transmission costs previously billed by PJM; and

•
a $15 million decrease in fuel used in electric generation and purchased power related to the deferral of OVEC purchased power, which is reflected in regulated electric in 2018 and nonregulated electric in 2017, as noted above in the Operating Revenues section.

Partially offset by:

•	a $12 million increase in property and other taxes primarily due to higher property taxes and kilowatt tax;

•	a $7 million increase in depreciation and amortization expense primarily due to additional plant in service and increased amortization of regulatory assets; and

•	a $6 million increase in cost of natural gas primarily due to an increase in natural gas sales volumes.
(Losses) Gains on Sales of Other Assets and Other, net. The decrease was driven by the loss on the sale of Beckjord, a nonregulated facility retired during 2014, including the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act and a decrease in pretax income. The effective tax rates for the years ended December 31, 2018, and 2017 were 19.6 percent and 23.4 percent, respectively. The decrease in the effective tax rate was primarily due to the lower statutory federal corporate tax rate under the Tax Act partially offset by the impact of the Tax Act in the prior year.
Matters Impacting Future Results
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY INDIANA

DUKE ENERGY INDIANA
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2018, 2017 and 2016.
Basis of Presentation
The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
Results of Operations

	Years Ended December 31,
(in millions)	2018	2017	Variance
Operating Revenues	$3,059	$3,047	$12
Operating Expenses
Fuel used in electric generation and purchased power	1,000	966	34
Operation, maintenance and other	788	743	45
Depreciation and amortization	520	458	62
Property and other taxes	78	76	2
Impairment charges	30	18	12
Total operating expenses	2,416	2,261	155
Operating Income	643	786	(143)
Other Income and Expenses, net	45	47	(2)
Interest Expense	167	178	(11)
Income Before Income Taxes	521	655	(134)
Income Tax Expense	128	301	(173)
Net Income	$393	$354	$39
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018	2017
Residential sales	12.5%	(3.8)%
General service sales	2.8%	(2.4)%
Industrial sales	0.5%	0.3%
Wholesale power sales	(0.9)%	(10.5)%
Total sales	3.3%	(3.6)%
Average number of customers	1.3%	0.8%
Year Ended December 31, 2018, as compared to 2017
Operating Revenues. The variance was driven primarily by:

•	a $65 million increase in rate rider revenues primarily related to the Edwardsport IGCC plant and the TDSIC rider;

•	a $50 million increase in fuel and other revenues primarily due to higher base fuel, non-native fuel and Midwest Independent System Operator rider revenues;

•	a $13 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year; and

•	a $13 million increase in weather-normal retail sales volumes.
Partially offset by:

•	a $105 million decrease due to revenues subject to refund to customers associated with the lower statutory federal corporate tax rate under the Tax Act; and

•	a $27 million decrease in wholesale power revenues, net of fuel, primarily due to contracts that expired in the prior year.
Operating Expenses. The variance was driven primarily by:

•	a $62 million increase in depreciation and amortization expense primarily due to additional plant in service and the deferral of certain asset retirement obligations in the prior year;

MD&A	DUKE ENERGY INDIANA

•	a $45 million increase in operation, maintenance and other expense primarily due to amortization of previously deferred expenses, and higher transmission, storm and customer related costs;

•	a $34 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas costs; and

•
a $12 million increase in impairment charges primarily due to the reduction of a regulatory asset pertaining to the Edwardsport IGCC settlement agreement in the current year, partially offset by the impairment of certain metering equipment in the prior year.

Interest Expense. The variance was primarily due to lower post in-service carrying costs due to three coal ash projects placed in service in December 2017, partially offset by higher intercompany money pool interest expense, higher AFUDC debt balances and higher floating rate debt interest expense.
Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The effective tax rates for the years ended December 31, 2018, and 2017 were 24.6 percent and 46.0 percent, respectively. The decrease in the effective tax rate was primarily due to the lower statutory federal corporate tax rate under the Tax Act and by the impact of the Tax Act in the prior year.
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
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.
PIEDMONT
 Introduction
Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2018, and 2017, Piedmont's Annual Report on Form 10-K for the year ended October 31, 2016, and the Form 10-QT as of December 31, 2016, for the transition period from November 1, 2016, to December 31, 2016. The unaudited results of operations for the year ended December 31, 2016, were derived from data previously reported in the reports noted above.
Basis of Presentation
The results of operations and variance discussion for Piedmont is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

MD&A	PIEDMONT

Results of Operations

	Years Ended December 31,
(in millions)	2018	2017	Variance
Operating Revenues
Regulated natural gas	$1,365	$1,319	$46
Nonregulated natural gas and other	10	9	1
Total operating revenues	1,375	1,328	47
Operating Expenses
Cost of natural gas	584	524	60
Operation, maintenance and other	357	304	53
Depreciation and amortization	159	148	11
Property and other taxes	49	48	1
Impairment charges	—	7	(7)
Total operating expenses	1,149	1,031	118
Operating Income	226	297	(71)
Equity in earnings (losses) of unconsolidated affiliates	7	(6)	13
Other income and expenses, net	14	(11)	25
Total other income and expenses	21	(17)	38
Interest Expense	81	79	2
Income Before Income Taxes	166	201	(35)
Income Tax Expense	37	62	(25)
Net Income	$129	$139	$(10)
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2018	2017
Residential deliveries	23.6%	(8.1)%
Commercial deliveries	14.9%	(4.3)%
Industrial deliveries	4.2%	(2.2)%
Power generation deliveries	23.6%	(5.8)%
For resale	17.0%	(20.9)%
Total throughput deliveries	19.0%	(5.4)%
Secondary market volumes	(8.1)%	(4.2)%
Average number of customers	1.6%	1.7%
Piedmont's throughput was 557,145,128 dekatherms and 468,259,777 dekatherms for the years ended December 31, 2018, and 2017, respectively. Due to the margin decoupling mechanism in North Carolina and WNA mechanisms in South Carolina and Tennessee, changes in throughput deliveries do not have a material impact on Piedmont's revenues or earnings. The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The WNA mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Year Ended December 31, 2018, as compared to 2017
Operating Revenues. The variance was driven primarily by:

•	a $60 million increase primarily due to higher natural gas costs passed through to customers due to higher volumes sold and higher natural gas prices; and

•
a $37 million increase primarily due to residential and commercial customer revenue, net of natural gas costs passed through to customers, due to customer growth and IMR rate adjustments and new power generation customers.

Partially offset by:

•	a $51 million decrease primarily due to revenues subject to refund to customers associated with the lower statutory corporate tax rate under the Tax Act.

MD&A	PIEDMONT

Operating Expenses. The variance was driven by:

•	a $60 million increase in cost of natural gas primarily due to higher volumes sold and higher natural gas costs passed through to customers due to the higher price per dekatherm of natural gas;

•	a $53 million increase in operations, maintenance and other expense primarily due to increased shared services, cost to achieve merger expenses and pension settlement charge; and

•	an $11 million increase in depreciation and amortization expense due to additional plant in service.
Partially offset by:

•	a $7 million decrease in impairment charges due to an impairment of software recorded in the prior year.
Other Income and Expenses. The variance was driven by:

•
a $25 million increase in other income and expenses, net primarily due to higher income from non-service components of employee benefit costs in the current year. For additional information on employee benefit costs, see Note 22 to the Consolidated Financial Statements, "Employee Benefit Plans"; and

•
a $13 million increase in equity earnings of unconsolidated affiliates from pipeline investments primarily due to favorable earnings partially offset by unfavorable impacts of the Tax Act in the prior year.

Income Tax Expense. The variance was primarily due to the lower statutory federal corporate tax rate under the Tax Act. The effective tax rates for the years ended December 31, 2018, and 2017 were 22.3 percent and 30.8 percent, respectively. The decrease in the effective tax rate was primarily due to the lower statutory federal corporate tax rate under the Tax Act.
Matters Impacting Future Results
Within this Item 7, see the Tax Act section above as well as Liquidity and Capital Resources below for discussion of risks associated with the Tax Act.
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
Management discusses these policies, estimates and assumptions with senior members of management on a regular basis and provides periodic updates on management decisions to the Audit Committee. Management believes the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods.
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
Management continually assesses whether recorded regulatory assets are probable of future recovery by considering factors such as:

•	applicable regulatory environment changes;

•	historical regulatory treatment for similar costs in Duke Energy’s jurisdictions;

•	litigation of rate orders;

•	recent rate orders to other regulated entities;

•	levels of actual return on equity compared to approved rates of return on equity; and

•	the status of any pending or potential deregulation legislation.
If future recovery of costs ceases to be probable, asset write-offs would be recognized in operating income. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, recognition of asset retirement costs and amortization of regulatory assets, or may disallow recovery of all or a portion of certain assets.
As required by regulated operations accounting rules, significant judgment can be required to determine if an otherwise recognizable incurred cost qualifies to be deferred for future recovery as a regulatory asset. Significant judgment can also be required to determine if revenues previously recognized are for entity specific costs that are no longer expected to be incurred or have not yet been incurred and are therefore a regulatory liability.

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Goodwill Impairment Assessments
Duke Energy performed its annual goodwill impairment tests for all reporting units as of August 31, 2018, and all of the reporting units' estimated fair value of equity substantially exceeded the carrying value of equity, except for the Commercial Renewables reporting units, which recorded impairment charges of $93 million. The fair values of the reporting units were calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries.
Estimated future cash flows under the income approach are based on Duke Energy’s internal business plan. Significant assumptions used are growth rates, future rates of return expected to result from ongoing rate regulation and discount rates. Management determines the appropriate discount rate for each of its reporting units based on the WACC for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2018 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2018, for each of Duke Energy’s reporting units ranged from 5.5 percent to 6.9 percent. The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.
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
For further information, see Note 11 to the Consolidated Financial Statements, "Goodwill and Intangible Assets."
Asset Retirement Obligations
AROs are recognized for legal obligations associated with the retirement of property, plant and equipment at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made.
The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding timing of future cash flows, selection of discount rates and cost escalation rates, among other factors. These estimates are subject to change.
Obligations for nuclear decommissioning are based on site-specific cost studies. Duke Energy Carolinas and Duke Energy Progress assume prompt dismantlement of the nuclear facilities after operations are ceased. Duke Energy Florida assumes Crystal River Unit 3 will be placed into a safe storage configuration until eventual dismantlement is completed by 2074. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida also assume that spent fuel will be stored on-site until such time that it can be transferred to a yet to be built DOE facility.
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
When determining whether an asset or asset group has been impaired, management groups assets at the lowest level that has discrete cash flows.
For further information, see Note 10 to the Consolidated Financial Statements, "Property, Plant and Equipment."

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Equity Method Investments
Equity method investments are assessed for impairment when conditions exist that indicate that the fair value of the investment is less than book value. If the decline in value is considered to be other-than-temporary, an impairment charge is recorded and the investment is written down to its estimated fair value, which establishes a new cost basis in the investment.
Events or changes in circumstances are monitored that may indicate, in management’s judgment, the carrying value of such investments may have experienced an other-than-temporary decline in value. The fair value of equity method investments is generally estimated using an income approach where significant judgments and assumptions include expected future cash flows, the appropriate discount rate, and probability weighted-scenarios, if applicable. In certain instances, a market approach may also be used to estimate the fair value of the equity method investment.
Events or changes in circumstances that may be indicative of an other-than-temporary decline in value will vary by investment, but may include:

•	Significant delays in or failure to complete significant growth projects of investees;

•	Adverse regulatory actions expected to substantially reduce the investee’s product demand or profitability;

•	Expected financial performance significantly worse than anticipated when initially invested;

•	Prolonged period the fair value is below carrying value;

•	A significant or sustained decline in the market value of an investee;

•	Lower than expected cash distributions from investees;

•	Significant asset impairments or operating losses recognized by investees; and

•	Loss of significant customers or suppliers with no immediate prospects for replacement.
ACP
As of December 31, 2018, the carrying value of the equity method investment in ACP is $0.8 billion, and Duke Energy's maximum exposure to loss for its guarantee of the ACP revolving credit facility is $0.7 billion. During the fourth quarter of 2018, ACP received several adverse court rulings as described in Note 4 to the Consolidated Financial Statements, "Regulatory Matters." As a result, Duke Energy evaluated this investment for impairment and determined that fair value approximated carrying value and therefore no impairment was necessary.
Duke Energy estimated the fair value of its investment in ACP using an income approach that primarily considered probability-weighted scenarios of discounted future net cash flows based on the most recent estimate of total construction costs and revenues. These scenarios included assumptions of various court decisions and the impact those decisions may have on the timing and extent of investment, including scenarios assuming the full resolution of permitting issues in addition to a scenario where the project does not proceed. Most of the scenarios reflect phased in-service date assumptions. Certain scenarios within the analysis also included growth expectations from additional compression or other expansion opportunities and reopeners for pricing. A discount rate of 6.1 percent was used in the analysis. Higher probabilities were generally assigned to those scenarios where court approvals were received and the project moves forward under reasonable timelines reflecting interim rates and either current contracted pricing provisions, or prices subject to the reopeners. A very low probability was assigned to the scenario where the project does not proceed.
Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, growth assumptions, and the likelihood of various scenarios. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success with court approvals, increased estimates of construction costs, material increases in the discount rate, important feedback on customer price increases or further significant delays, could result in a future impairment. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.
For further information, see Note 12 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates.”
Pension and Other Post-Retirement Benefits
The calculation of pension expense, other post-retirement benefit expense and net pension and other post-retirement assets or liabilities require the use of assumptions and election of permissible accounting alternatives. Changes in assumptions can result in different expense and reported asset or liability amounts and future actual experience can differ from the assumptions. Duke Energy believes the most critical assumptions for pension and other post-retirement benefits are:

•	the expected long-term rate of return on plan assets;

•	the assumed discount rate applied to future projected benefit payments; and

•	the heath care cost trend rate.

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

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of December 31, 2018, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.85 percent. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension liability. Real assets, return-seeking fixed income, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers on investments.
Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 4.3 percent as of December 31, 2018. Discount rates used to measure benefit plan obligations for financial reporting purposes reflect rates at which pension benefits could be effectively settled. As of December 31, 2018, Duke Energy determined its discount rate for U.S. pension and other post-retirement obligations using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact future pension expense and liabilities. Duke Energy cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2018 pretax pension expense, pretax other post-retirement expense, pension obligation and other post-retirement benefit obligation if a 0.25 percent change in rates were to occur.

	Qualified and Non-		Other Post-Retirement
	Qualified Pension Plans		Plans
(in millions)	0.25%	(0.25)%	0.25%	(0.25)%
Effect on 2018 pretax pension and other post-retirement expense
Expected long-term rate of return	$(22)	$22	$(1)	$1
Discount rate	(12)	12	1	(1)
Effect on pension and other post-retirement benefit obligation at December 31, 2018
Discount rate	(183)	188	(13)	13
Duke Energy’s other post-retirement plan uses a health care cost trend rate covering both pre- and post-age 65 retired plan participants, which is comprised of a medical care cost trend rate, which reflects the near- and long-term expectation of increases in medical costs, and a prescription drug cost trend rate, which reflects the near- and long-term expectation of increases in prescription drug costs. As of December 31, 2018, the health care cost trend rate was 6.5 percent, trending down to 4.75 percent by 2024. The following table presents the approximate effect on Duke Energy’s 2018 pretax other post-retirement expense and other post-retirement benefit obligation if a 1 percentage point change in the health care cost trend rate were to occur. These plans are closed to new employees.

	Other Post-Retirement
	Plans
(in millions)	1%	(1)%
Effect on 2018 other post-retirement expense	$1	$(1)
Effect on other post-retirement benefit obligation at December 31, 2018	22	(20)
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
Among other provisions, the Tax Act lowers the corporate federal income tax rate from 35 to 21 percent and eliminates bonus depreciation for regulated utilities. For Duke Energy’s regulated operations, the reduction in federal income taxes is expected to result in lower regulated customer rates. However, due to its existing NOL position and other tax credits, Duke Energy does not expect to be a significant federal cash tax payer through at least 2022. As a result, any reduction in customer rates could cause a material reduction in consolidated cash flows from operations in the short term. Over time, the reduction in deferred tax liabilities resulting from the Tax Act will increase Duke Energy’s regulated rate base investments and customer rates. Impacts of Tax Act to Duke Energy’s cash flows and credit metrics are subject to the regulatory actions of its state commissions and the FERC. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
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

MD&A	LIQUIDITY AND CAPITAL RESOURCES

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
Equity Issuance
In order to strengthen its balance sheet and credit metrics and bolster cash flows, Duke Energy plans to issue $500 million of common stock equity per year through 2023 through the DRIP and ATM programs. See Note 19 to the Consolidated Financial Statements, "Common Stock," for further information regarding Duke Energy's equity issuances in 2018.
Credit Facilities and Registration Statements
See Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding credit facilities and shelf registration statements available to Duke Energy and the Duke Energy Registrants.
CAPITAL EXPENDITURES
Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Duke Energy’s projected capital and investment expenditures, including debt AFUDC and capitalized interest, for the next three fiscal years are included in the table below.

(in millions)	2019	2020	2021
New generation	$375	$125	$220
Regulated renewables	415	410	710
Environmental	240	125	35
Nuclear fuel	430	505	390
Major nuclear	305	315	250
Customer additions	505	480	475
Grid modernization and other transmission and distribution projects	2,835	3,160	2,980
Maintenance and other	3,395	2,605	2,390
Total Electric Utilities and Infrastructure	8,500	7,725	7,450
Gas Utilities and Infrastructure	1,675	2,000	1,600
Commercial Renewables and Other	925	825	625
Total projected capital and investment expenditures	$11,100	$10,550	$9,675
DEBT MATURITIES
See Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant components of Current Maturities of Long-Term Debt on the Consolidated Balance Sheets.
DIVIDEND PAYMENTS
In 2018, Duke Energy paid quarterly cash dividends for the 92nd consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
Duke Energy targets a dividend payout ratio of between 65 and 75 percent, based upon adjusted diluted EPS, and expects this trend to continue through 2023. In 2017 and 2018, Duke Energy increased the dividend by approximately 4 percent annually, and the company remains committed to continued growth of the dividend.
Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” Duke Energy’s wholly owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy through dividends, advances or loans as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2018, the amount of restricted net assets of wholly owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend does not exceed a material amount of Duke Energy’s net assets. Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

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
At December 31, 2018, Duke Energy had cash and cash equivalents and short-term investments of $442 million.
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
In 2019, Duke Energy anticipates issuing additional debt of $7.5 billion, primarily for the purpose of funding capital expenditures and debt maturities. See to Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances in 2018.
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2019	Actual 2018	Actual 2017
Equity	44%	43%	43%
Debt	56%	57%	57%
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower, excluding Piedmont, and 70 percent for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of December 31, 2018, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

Credit Ratings
Moody’s, S&P and Fitch Ratings, Inc. provide credit ratings for various Duke Energy Registrants. The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2019.

	Moody's	S&P	Fitch
Duke Energy Corporation	Stable	Stable	Stable
Issuer Credit Rating	Baa1	A-	BBB+
Senior Unsecured Debt	Baa1	BBB+	BBB+
Commercial Paper	P-2	A-2	F-2
Duke Energy Carolinas	Stable	Stable	N/A
Senior Secured Debt	Aa2	A	N/A
Senior Unsecured Debt	A1	A-	N/A
Progress Energy	Stable	Stable	N/A
Senior Unsecured Debt	Baa1	BBB+	N/A
Duke Energy Progress	Stable	Stable	N/A
Senior Secured Debt	Aa3	A	N/A
Duke Energy Florida	Stable	Stable	N/A
Senior Secured Debt	A1	A	N/A
Senior Unsecured Debt	A3	A-	N/A
Duke Energy Ohio	Stable	Stable	N/A
Senior Secured Debt	A2	A	N/A
Senior Unsecured Debt	Baa1	A-	N/A
Duke Energy Indiana	Stable	Stable	N/A
Senior Secured Debt	Aa3	A	N/A
Senior Unsecured Debt	A2	A-	N/A
Duke Energy Kentucky	Stable	Stable	N/A
Senior Unsecured Debt	Baa1	A-	N/A
Piedmont Natural Gas	Stable	Stable	N/A
Senior Unsecured	A3	A-	N/A
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2018	2017	2016
Cash flows provided by (used in):
Operating activities	$7,186	$6,624	$6,863
Investing activities	(10,060)	(8,442)	(11,528)
Financing activities	2,960	1,782	4,251
Changes in cash and cash equivalents included in assets held for sale	—	—	474
Net increase (decrease) in cash, cash equivalents and restricted cash	86	(36)	60
Cash, cash equivalents and restricted cash at beginning of period	505	541	481
Cash, cash equivalents and restricted cash at end of period	$591	$505	$541

MD&A	LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
			Variance		Variance
			2018 vs.		2017 vs.
(in millions)	2018	2017	2017	2016	2016
Net income	$2,644	$3,064	$(420)	$2,170	$894
Non-cash adjustments to net income	6,484	5,380	1,104	5,305	75
Contributions to qualified pension plans	(141)	(19)	(122)	(155)	136
Payments for AROs	(533)	(571)	38	(608)	37
Payment for disposal of other assets	(105)	—	(105)	—	—
Working capital	(1,163)	(1,230)	67	151	(1,381)
Net cash provided by operating activities	$7,186	$6,624	$562	$6,863	$(239)
For the year ended December 31, 2018, compared to 2017, the variance was driven primarily by:

•	a $684 million increase in net income after adjustment for non-cash items primarily due to favorable weather and increased pricing and volumes in the current period; and

•	a $38 million decrease in payments to AROs.
Offset by:

•	a $122 million increase in contributions to qualified pension plans; and

•	a $105 million payment for disposal of Beckjord.
For the year ended December 31, 2017, compared to 2016, the variance was driven primarily by:

•	a $1,381 million decrease in working capital due to weather, payment of merger transaction and integration related costs and increased property tax payments in 2017.
Offset by:

•
a $969 million increase in net income after non-cash adjustments primarily due to the inclusion of Piedmont's earnings for a full year, favorable pricing and weather-normal retail volumes driven by the residential class in the Electric Utilities and Infrastructure segment combined with continued strong cost control;

•	a $136 million decrease in contributions to qualified pension plans; and

•	a $37 million decrease in payments to AROs.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
			Variance		Variance
			2018 vs.		2017 vs.
(in millions)	2018	2017	2017	2016	2016
Capital, investment and acquisition expenditures	$(9,668)	$(8,198)	$(1,470)	$(13,215)	$5,017
Debt and equity securities, net	(15)	27	(42)	83	(56)
Net proceeds from the sales of discontinued operations and other assets, net of cash divested	41	—	41	1,418	(1,418)
Other investing items	(418)	(271)	(147)	186	(457)
Net cash used in investing activities	$(10,060)	$(8,442)	$(1,618)	$(11,528)	$3,086

MD&A	LIQUIDITY AND CAPITAL RESOURCES

The primary use of cash related to investing activities is capital, investment and acquisition expenditures, detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2018	2017	2016
Electric Utilities and Infrastructure	$8,086	$7,024	$6,649
Gas Utilities and Infrastructure	1,133	907	5,519
Commercial Renewables	193	92	857
Other	256	175	190
Total capital, investment and acquisition expenditures	$9,668	$8,198	$13,215
For the year ended December 31, 2018, compared to 2017, the variance was driven primarily by:

•
a $1,470 million increase in capital, investment and acquisition expenditures in all reportable business segments, including expenditures related to W.S. Lee CC, Asheville and Citrus County CC at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively.

For the year ended December 31, 2017, compared to 2016, the variance was driven primarily by:

•	a $5,017 million decrease in capital, investment and acquisition expenditures mainly due to the Piedmont acquisition in the prior year.
Partially offset by:

•	a $1,418 million decrease in net proceeds from sales of discontinued operations due to the prior year sale of the International business.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
			Variance		Variance
			2018 vs.		2017 vs.
(in millions)	2018	2017	2017	2016	2016
Issuance of common stock	$1,838	$—	$1,838	$731	$(731)
Issuances of long-term debt, net	2,393	4,593	(2,200)	7,315	(2,722)
Notes payable and commercial paper	1,171	(362)	1,533	(1,447)	1,085
Dividends paid	(2,471)	(2,450)	(21)	(2,332)	(118)
Other financing items	29	1	28	(16)	17
Net cash provided by financing activities	$2,960	$1,782	$1,178	$4,251	$(2,469)
For the year ended December 31, 2018, compared to 2017, the variance was driven primarily by:

•	a $1,838 million increase in proceeds from the issuance of common stock; and

•	a $1,533 million increase in net borrowings from notes payable and commercial paper primarily due to increased funding requirements for capital expenditures and storm costs.
Partially offset by:

•	a $2,200 million net decrease in proceeds from issuances of long-term debt primarily due to timing related to refinancing of existing maturities, fund growth and general corporate needs.
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

MD&A	OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements
Duke Energy and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include performance guarantees, standby letters of credit, debt guarantees, surety bonds and indemnifications.
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
Other than the guarantee arrangements discussed above, normal operating lease arrangements and off-balance sheet debt related to non-consolidated VIEs, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information, see Notes 5 and 17 to the Consolidated Financial Statements, “Commitments and Contingencies" and "Variable Interest Entities," respectively.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations as of December 31, 2018.

	Payments Due By Period
					More than
		Less than	2-3 years	4-5 years	5 years
		1 year	(2020 &	(2022 &	(2024 &
(in millions)	Total	(2019)	2021)	2023)	beyond)
Long-term debt(a)	$52,446	$3,291	$8,311	$5,861	$34,983
Interest payments on long-term debt(b)	32,834	2,121	3,823	3,329	23,561
Capital leases(c)	1,428	170	351	330	577
Operating leases(c)	1,991	239	405	330	1,017
Purchase obligations:(d)
Fuel and purchased power(e)(f)	20,496	4,329	5,315	3,153	7,699
Other purchase obligations(g)	12,436	4,617	1,178	775	5,866
Nuclear decommissioning trust annual funding(h)	482	24	48	48	362
Land easements(i)	234	10	20	20	184
Total contractual cash obligations(j)(k)	$122,347	$14,801	$19,451	$13,846	$74,249

(a)	See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities.”

(b)	Interest payments on variable rate debt instruments were calculated using December 31, 2018, interest rates and holding them constant for the life of the instruments.

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

(e)
Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as NPNS. For contracts where the price paid is based on an index, the amount is based on market prices at December 31, 2018, or the best projections of the index. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting arrangements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.

(f)	Amounts exclude obligations under the OVEC purchase power agreement. See Note 17 to the Consolidated Financial Statements, "Variable Interest Entities," for additional information.

(g)
Includes contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for EPC costs for new generation plants, wind and solar facilities, plant refurbishments, maintenance and day-to-day contract work and commitments to buy certain products. Amount excludes certain open purchase orders for services that are provided on demand, for which the timing of the purchase cannot be determined.

(h)	Related to future annual funding obligations to NDTF through nuclear power stations' relicensing dates. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations."

(i)	Related to Commercial Renewables wind and solar facilities.

MD&A	OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

(j)
Unrecognized tax benefits of $24 million are not reflected in this table as Duke Energy cannot predict when open income tax years will close with completed examinations. See Note 23 to the Consolidated Financial Statements, "Income Taxes."

(k)
The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing and amount of cash payments that will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 22 to the Consolidated Financial Statements, "Employee Benefit Plans"), AROs, including ash management expenditures (see Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations") and regulatory liabilities (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excluded are Deferred Income Taxes and ITCs recorded on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year.

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
The following disclosures about market risk contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. See Item 1A, “Risk Factors,” and “Cautionary Statement Regarding Forward-Looking Information” for a discussion of the factors that may impact any such forward-looking statements made herein.
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
For the Electric Utilities and Infrastructure segment, the generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations. However, the impact on the Consolidated Statements of Operations is partially offset by mechanisms in these regulated jurisdictions that result in the sharing of net profits from these activities with retail customers.
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
At December 31, 2018, Duke Energy had $1.2 billion of U.S. treasury lock agreements, $644 million notional amount of floating-to-fixed swaps outstanding, $500 million notional amount of fixed-to-floating swaps outstanding and $300 million forward-starting swaps outstanding. Duke Energy had $8.0 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2018. The impact of a 100 basis point change in interest rates on pretax income is approximately $80 million at December 31, 2018. This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2018.
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
Credit risk associated with the Duke Energy Registrants’ service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. The Duke Energy Registrants mitigate this credit risk by requiring customers to provide a cash deposit, letter of credit or surety bond until a satisfactory payment history is established, subject to the rules and regulations in effect in each retail jurisdiction, at which time the deposit is typically refunded. Charge-offs for retail customers have historically been insignificant to the operations of the Duke Energy Registrants and are typically recovered through retail rates. Management continually monitors customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Ohio and Duke Energy Indiana sell certain of their accounts receivable and related collections through CRC, a Duke Energy consolidated variable interest entity. Losses on collection are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 17 to the Consolidated Financial Statements, “Variable Interest Entities.” Duke Energy also provides certain non-tariff services, primarily to large commercial and industrial customers, in which incurred costs are intended to be recovered from the individual customer and therefore are not subject to rate recovery in the event of customer default. Customer credit worthiness is assessed prior to entering into these transactions.

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Duke Energy’s Commercial Renewables business segment enters into long-term agreements with certain creditworthy buyers that may not include the right to call for collateral in the event of a credit rating downgrade, and is therefore exposed to market price risk and credit risk related to these agreements. Credit concentration exists to certain counterparties on these agreements.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. See Note 5 to the Consolidated Financial Statements, "Commitments and Contingencies" for information on asbestos-related injuries and damages claims.
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
Pension Plan Assets
Duke Energy maintains investments to facilitate funding the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. These investments are exposed to price fluctuations in equity markets and changes in interest rates. The equity securities held in these pension plans are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. Duke Energy has established asset allocation targets for its pension plan holdings, which take into consideration the investment objectives and the risk profile with respect to the trust in which the assets are held. See Note 22 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information regarding investment strategy of pension plan assets.
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
Nuclear Decommissioning Trust Funds
As required by the NRC, NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2018, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes.
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

MD&A	OTHER MATTERS

Coal Combustion Residuals
In April 2015, EPA published a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. Various industry and environmental parties have appealed EPA's CCR rule in the D.C. Circuit Court. On April 18, 2016, EPA filed a motion with the federal court to settle five issues raised in litigation. On June 14, 2016, the court approved the motion with respect to all of those issues. Duke Energy does not expect a material impact from the settlement or that it will result in additional ARO adjustments. On September 13, 2017, EPA responded to a petition by the Utility Solid Waste Activities Group that the agency would reconsider certain provisions of the final rule, and asked the D.C. Circuit Court to suspend the litigation. The D.C. Circuit Court denied EPA’s petition to suspend the litigation and oral argument was held on November 20, 2017. On August 21, 2018, the D.C. Circuit issued its decision in the CCR rule litigation denying relief for industry petitioners' remaining claims and ruling in favor of environmental petitioners on a number of their challenges, including the regulation of inactive CCR surface impoundments at retired plants and the continued operation of unlined impoundments.
On March 15, 2018, EPA published proposed amendments to the federal CCR rule, including revisions that were required as part of a CCR litigation settlement, as well as changes that the agency considers warranted due to the passage of the Water Infrastructure Improvements for the Nation Act, which provides statutory authority for state and federal permit programs. On July 17, 2018, EPA issued a rule (Phase 1, Part 1) finalizing certain, but not all, elements included in the agency's March 15, 2018, proposal. The final rule revises certain closure deadlines and groundwater protection standards in the CCR rule. It does not change the primary requirements for groundwater monitoring, corrective action, inspections and maintenance, and closure, and thus does not materially affect Duke Energy’s coal ash basin closure plans or compliance obligations under the CCR rule. On October 22, 2018, a coalition of environmental groups filed a petition for review in the D.C. Circuit Court challenging EPA's final Phase 1, Part 1 revisions to the CCR rule. Briefing in the case concluded in February 2019.
In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions and via wholesale contracts, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Notes 4 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and "Asset Retirement Obligations," respectively.
Coal Ash Management Act of 2014
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets at December 31, 2018, and December 31, 2017, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions.
Consistent with the requirements of the Coal Ash Act, Duke Energy has submitted comprehensive site assessments and groundwater corrective plans to NCDEQ and will submit to NCDEQ site-specific coal ash impoundment closure plans in advance of closure. In support of these closure plans, on November 15, 2018, Duke Energy submitted options analyses, groundwater modeling and net environmental benefits analyses for six sites potentially eligible for closure by cap in place. Separately, on November 16, 2018, Duke Energy submitted a variance application requesting that NCDEQ grant a six-month extension to the closure deadline applicable to the CCR surface impoundments at the Sutton Plant. NCDEQ held a public meeting on January 14, 2019 at which it announced that an extension would be appropriate. A final decision on the variance application is expected by April 15, 2019.

MD&A	OTHER MATTERS

The current plans for each site are listed in the table below.

NCDEQ Risk Classification	Plants/Current Closure Date	Expected Closure Method
Low
Allen – December 31, 2029(a)
Belews Creek – December 31, 2029(a)
Buck – December 31, 2029(a)(b)
Rogers – December 31, 2029(a)
Marshall – December 31, 2029(a)
Mayo – December 31, 2029(a)
Roxboro – December 31, 2029(a)
Combination of a cap system and a groundwater monitoring system, or for selected sites, conversion for beneficial use.
Medium	H.F. Lee – December 31, 2029(b) Cape Fear – December 31, 2029(b) Weatherspoon – August 1, 2028	Excavation, which may include conversion of the basin to a lined industrial landfill, transferring coal ash to an engineered landfill, or for selected sites, conversion for beneficial use.
High	Sutton – August 1, 2019 Riverbend – August 1, 2019 Dan River – August 1, 2019 Asheville – August 1, 2022	Excavation, which may include a combination of transferring coal ash to an engineered landfill or for selected sites, conversion for beneficial use.

(a)
In November 2018, the closure deadline for these basins was extended to December 31, 2029 as a result of the completion of certain dam improvement projects and alternative drinking water source projects by October 15, 2018.

(b)
The Coal Ash Act requires the installation and operation of three large-scale coal ash beneficiation projects to produce reprocessed ash for use in the concrete industry. Duke Energy has selected the Buck, H.F. Lee and Cape Fear plants for these projects. Closure at these sites is required to be completed no later than December 31, 2029.

For further information on ash basins and recovery, see Notes 4 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and “Asset Retirement Obligations,” respectively.
Estimated Cost and Impacts of Rulemakings
Duke Energy will incur capital expenditures to comply with the environmental regulations and rules discussed above. The following table, as of December 31, 2018, provides five-year estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, CWA 316(b) and ELGs through December 31, 2023. The table excludes ash basin closure costs recorded in Asset retirement obligations on the Consolidated Balance Sheets. For more information related to AROs, see Note 9 to the Consolidated Financial Statements.

(in millions)	Five-Year Estimated Costs
Duke Energy	$420
Duke Energy Carolinas	185
Progress Energy	200
Duke Energy Progress	80
Duke Energy Florida	120
Duke Energy Ohio	15
Duke Energy Indiana	20
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
Other Environmental Regulations
The Duke Energy Registrants are also subject to various federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters, including the following:

•	Clean Water Act

•	Steam Effluent Limitation Guidelines

•	Cross-State Air Pollution Rule

•	Carbon Pollution Standards for New, Modified and Reconstructed Power Plants

•	Clean Power Plan/ACE Rule
Duke Energy continues to comply with enacted environmental laws and regulations even as certain of these regulations are in various stages of clarification, revision or legal challenges. The Duke Energy Registrants cannot predict the outcome of these matters.

MD&A	OTHER MATTERS

Section 126 Petitions
On November 16, 2016, the state of Maryland filed a petition with EPA under Section 126 of the Clean Air Act alleging that 19 power plants, including two plants (three units) that Duke Energy Registrants own and operate, contribute to violations of EPA’s NAAQS for ozone in the state of Maryland. On March 12, 2018, the state of New York filed a petition with EPA, also under Section 126 of the Clean Air Act alleging that over 60 power plants, including four that Duke Energy Registrants own and operate, contribute to violations of EPA’s ozone NAAQS in the state of New York. Both Maryland and New York seek EPA orders requiring the states in which the named power plants operate impose more stringent NOx emission limitations on the plants. On October 5, 2018, EPA published a final rule denying the Maryland petition. That same day, Maryland appealed EPA's denial of their Section 126 petition to the D.C. Circuit Court. The impact of these petitions could be more stringent requirements for the operation of NOx emission controls at these plants. The Duke Energy Registrants cannot predict the outcome of these matters.
Global Climate Change
The Duke Energy Registrants’ GHG emissions consist primarily of CO2 and result primarily from operating a fleet of coal-fired and natural gas-fired power plants. In 2018, the Duke Energy Registrants’ power plants emitted approximately 105 million tons of CO2. Future levels of CO2 emissions will be influenced by variables that include fuel prices, compliance with new or existing regulations, economic conditions that affect electricity demand and the technologies deployed to generate the electricity necessary to meet the customer demand.
The Duke Energy Registrants have taken actions that have resulted in a reduction of CO2 emissions over time. Actions have included the retirement of 47 coal-fired EGUs with a combined generating capacity of 5,425 MW. Much of that capacity has been replaced with state-of-the-art highly efficient natural gas-fired generation that produces far fewer CO2 emissions per unit of electricity generated. Duke Energy also has made investments to expand its portfolio of wind and solar projects, increase energy efficiency offerings and invest in its zero-CO2 emissions hydropower and nuclear plants. These efforts have diversified its system and significantly reduced CO2 emissions. Between 2005 and 2018, the Duke Energy Registrants have collectively lowered the CO2 emissions from their electricity generation by 31 percent, which potentially lowers the exposure to any future mandatory CO2 emission reduction requirements or carbon tax, whether as a result of federal legislation, EPA regulation, state regulation or other as yet unknown emission reduction requirement. Duke Energy will continue to explore the use of currently available and commercially demonstrated technology to reduce CO2 emissions, including energy efficiency, wind, solar, storage and nuclear. Duke Energy will adjust to evolving and innovative technologies in a way that balances the reliability and affordability that customers expect. Under any future scenario involving mandatory CO2 limitations, the Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms.
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
The Duke Energy Registrants annually, biannually or triennially prepare lengthy, forward-looking IRPs. These detailed, highly technical plans are based on the company’s thorough analysis of numerous factors that can impact the cost of producing and delivering electricity that influence long-term resource planning decisions. The IRP process helps to evaluate a range of options, taking into account forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, integration of renewables, energy storage, energy efficiency and demand response initiatives. The IRP process also helps evaluate potential environmental and regulatory scenarios to better mitigate policy and economic risks. The IRPs we file with regulators look out 10 to 20 years depending on the jurisdiction.
For a number of years, the Duke Energy Registrants have included a price on CO2 emissions in their IRP planning process to account for the potential regulation of CO2 emissions. Incorporating a price on CO2 emissions in the IRPs allows for the evaluation of existing and future resource needs against potential climate change policy risk in the absence of policy certainty. One of the challenges with using a CO2 price, especially in the absence of a clear and certain policy, is determining the appropriate price to use. To address this uncertainty and ensure the company remains agile, the Duke Energy Registrants typically use a range of potential CO2 prices to reflect a range of potential policy outcomes.
The Duke Energy Registrants routinely take steps to reduce the potential impact of severe weather events on their electric distribution systems by modernizing the electric grid through smart meters, storm hardening, self-healing and targeted undergrounding and applying lessons learned from previous storms to restoration efforts. The Duke Energy Registrants’ electric generating facilities are designed to withstand extreme weather events without significant damage. The Duke Energy Registrants maintain an inventory of coal and oil on-site to mitigate the effects of any potential short-term disruption in fuel supply so they can continue to provide customers with an uninterrupted supply of electricity.
State Legislation
In July 2017, the North Carolina General Assembly passed House Bill 589, and it was subsequently enacted into law by the governor. The law includes, among other things, overall reform of the application of PURPA for new solar projects in the state, a requirement for the utility to procure approximately 2,600 MW of renewable energy through a competitive bidding process and recovery of costs related to the competitive bidding process through the fuel clause and a competitive procurement rider. The law stipulated certain deadlines for Duke Energy to file for NCUC approval of programs required under the law. Duke Energy has made some regulatory filings since the passage of the law and will continue to implement the requirements of House Bill 589.
In July 2018, Duke Energy issued an RFP for the first tranche of 680 MW. In accordance with the provisions of HB 589, total procurement will be changed based upon how much generation with no economic dispatch or curtailment occurs over the procurement period. Most of this type of generation is solar procured under PURPA. Based upon the current forecasted amount of such generation that will occur over procurement period, Duke Energy estimates the total under HB 589 competitive procurement will be approximately 1,500 to 2,000 MW.
In various states, legislation is being considered to allow third-party sales of electricity. Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs. The Duke Energy Registrants cannot predict the outcome of these initiatives.

MD&A	OTHER MATTERS

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

FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2019
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per share amounts)	2018	2017	2016
Operating Revenues
Regulated electric	$22,097	$21,177	$21,221
Regulated natural gas	1,773	1,734	863
Nonregulated electric and other	651	654	659
Total operating revenues	24,521	23,565	22,743
Operating Expenses
Fuel used in electric generation and purchased power	6,831	6,350	6,625
Cost of natural gas	697	632	265
Operation, maintenance and other	6,463	5,944	6,224
Depreciation and amortization	4,074	3,527	3,294
Property and other taxes	1,280	1,233	1,142
Impairment charges	402	282	18
Total operating expenses	19,747	17,968	17,568
(Losses) Gains on Sales of Other Assets and Other, net	(89)	28	27
Operating Income	4,685	5,625	5,202
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	83	119	(15)
Other income and expenses, net	399	508	463
Total other income and expenses	482	627	448
Interest Expense	2,094	1,986	1,916
Income From Continuing Operations Before Income Taxes	3,073	4,266	3,734
Income Tax Expense From Continuing Operations	448	1,196	1,156
Income From Continuing Operations	2,625	3,070	2,578
Income (Loss) From Discontinued Operations, net of tax	19	(6)	(408)
Net Income	2,644	3,064	2,170
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(22)	5	18
Net Income Attributable to Duke Energy Corporation	$2,666	$3,059	$2,152

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$3.73	$4.37	$3.71
Diluted	$3.73	$4.37	$3.71
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$0.03	$(0.01)	$(0.60)
Diluted	$0.03	$(0.01)	$(0.60)
Net income attributable to Duke Energy Corporation common stockholders
Basic	$3.76	$4.36	$3.11
Diluted	$3.76	$4.36	$3.11
Weighted average shares outstanding
Basic	708	700	691
Diluted	708	700	691
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2018	2017	2016
Net Income	$2,644	$3,064	$2,170
Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	—	—	694
Pension and OPEB adjustments	(6)	3	(11)
Net unrealized (losses) gains on cash flow hedges	(10)	2	17
Reclassification into earnings from cash flow hedges	6	8	13
Unrealized (losses) gains on available-for-sale securities	(3)	13	2
Other Comprehensive (Loss) Income, net of tax	(13)	26	715
Comprehensive Income	2,631	3,090	2,885
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(22)	5	20
Comprehensive Income Attributable to Duke Energy Corporation	$2,653	$3,085	$2,865

See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$442	$358
Receivables (net of allowance for doubtful accounts of $16 at 2018 and $14 at 2017)	962	779
Receivables of VIEs (net of allowance for doubtful accounts of $55 at 2018 and $54 at 2017)	2,172	1,995
Inventory	3,084	3,250
Regulatory assets (includes $52 at 2018 and $51 at 2017 related to VIEs)	2,005	1,437
Other (includes $162 at 2018 and $214 at 2017 related to VIEs)	1,049	634
Total current assets	9,714	8,453
Property, Plant and Equipment
Cost	134,458	127,507
Accumulated depreciation and amortization	(43,126)	(41,537)
Generation facilities to be retired, net	362	421
Net property, plant and equipment	91,694	86,391
Other Noncurrent Assets
Goodwill	19,303	19,396
Regulatory assets (includes $1,041 at 2018 and $1,091 at 2017 related to VIEs)	13,617	12,442
Nuclear decommissioning trust funds	6,720	7,097
Investments in equity method unconsolidated affiliates	1,409	1,175
Other	2,935	2,960
Total other noncurrent assets	43,984	43,070
Total Assets	$145,392	$137,914
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,487	$3,043
Notes payable and commercial paper	3,410	2,163
Taxes accrued	577	551
Interest accrued	559	525
Current maturities of long-term debt (includes $227 at 2018 and $225 at 2017 related to VIEs)	3,406	3,244
Asset retirement obligations	919	689
Regulatory liabilities	598	402
Other	2,085	1,865
Total current liabilities	15,041	12,482
Long-Term Debt (includes $3,998 at 2018 and $4,306 at 2017 related to VIEs)	51,123	49,035
Other Noncurrent Liabilities
Deferred income taxes	7,806	6,621
Asset retirement obligations	9,548	9,486
Regulatory liabilities	14,834	15,330
Accrued pension and other post-retirement benefit costs	988	1,103
Investment tax credits	568	539
Other (includes $212 at 2018 and $241 at 2017 related to VIEs)	1,650	1,581
Total other noncurrent liabilities	35,394	34,660
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 727 million shares outstanding at 2018 and 700 million shares outstanding at 2017	1	1
Additional paid-in capital	40,795	38,792
Retained earnings	3,113	3,013
Accumulated other comprehensive loss	(92)	(67)
Total Duke Energy Corporation stockholders' equity	43,817	41,739
Noncontrolling interests	17	(2)
Total equity	43,834	41,737
Total Liabilities and Equity	$145,392	$137,914

See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,644	$3,064	$2,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	4,696	4,046	3,880
Equity component of AFUDC	(221)	(237)	(200)
Losses (Gains) on sales of other assets	88	(33)	477
Impairment charges	402	282	212
Deferred income taxes	1,079	1,433	900
Equity in (earnings) losses of unconsolidated affiliates	(83)	(119)	15
Accrued pension and other post-retirement benefit costs	61	8	21
Contributions to qualified pension plans	(141)	(19)	(155)
Payments for asset retirement obligations	(533)	(571)	(608)
Payment for the disposal of other assets	(105)	—	—
Other rate case adjustments	37	—	—
Provision for rate refunds	425	—	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	22	18	34
Receivables	(345)	(83)	(372)
Inventory	156	268	272
Other current assets	(721)	(400)	(174)
Increase (decrease) in
Accounts payable	479	(204)	296
Taxes accrued	23	149	236
Other current liabilities	270	(482)	182
Other assets	(1,008)	(436)	(186)
Other liabilities	(39)	(60)	(137)
Net cash provided by operating activities	7,186	6,624	6,863
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,389)	(8,052)	(7,901)
Contributions to equity method investments	(416)	(414)	(307)
Acquisitions, net of cash acquired	—	(13)	(4,778)
Return of investment capital	137	281	1
Purchases of debt and equity securities	(3,762)	(4,071)	(5,153)
Proceeds from sales and maturities of debt and equity securities	3,747	4,098	5,236
Proceeds from the sales of discontinued operations and other assets, net of cash divested	41	—	1,418
Other	(418)	(271)	(44)
Net cash used in investing activities	(10,060)	(8,442)	(11,528)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	5,299	6,909	9,238
Issuance of common stock	1,838	—	731
Payments for the redemption of long-term debt	(2,906)	(2,316)	(1,923)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	472	319	2,081
Payments for the redemption of short-term debt with original maturities greater than 90 days	(282)	(272)	(2,166)
Notes payable and commercial paper	981	(409)	(1,362)
Dividends paid	(2,471)	(2,450)	(2,332)
Other	29	1	(16)
Net cash provided by financing activities	2,960	1,782	4,251
Changes in cash and cash equivalents included in assets held for sale	—	—	474
Net increase (decrease) in cash, cash equivalents, and restricted cash	86	(36)	60
Cash, cash equivalents, and restricted cash at beginning of period	505	541	481
Cash, cash equivalents, and restricted cash at end of period	$591	$505	$541
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$2,086	$1,963	$1,794
Cash (received from) paid for income taxes	(266)	4	229
Significant non-cash transactions:
Accrued capital expenditures	1,112	1,032	1,000
Non-cash dividends	107	—	—
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Duke Energy Corporation Stockholders' Accumulated Other Comprehensive Loss
							Net Unrealized		Total
					Foreign	Net	Gains (Losses)		Duke Energy
	Common		Additional		Currency	Losses on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2015	688	$1	$37,968	$2,564	$(692)	$(50)	$(3)	$(61)	$39,727	$44	$39,771
Net income	—	—	—	2,152	—	—	—	—	2,152	18	2,170
Other comprehensive income (loss)(a)	—	—	—	—	692	30	2	(11)	713	2	715
Common stock issuances, including dividend reinvestment and employee benefits	12	—	773	—	—	—	—	—	773	—	773
Common stock dividends	—	—	—	(2,332)	—	—	—	—	(2,332)	—	(2,332)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(6)	(6)
Other(b)	—	—	—	—	—	—	—	—	—	(50)	(50)
Balance at December 31, 2016	700	$1	$38,741	$2,384	$—	$(20)	$(1)	$(72)	$41,033	$8	$41,041
Net income	—	—	—	3,059	—	—	—	—	3,059	5	3,064
Other comprehensive income	—	—	—	—	—	10	13	3	26	—	26
Common stock issuances, including dividend reinvestment and employee benefits	—	—	51	—	—	—	—	—	51	—	51
Common stock dividends	—	—	—	(2,450)	—	—	—	—	(2,450)	—	(2,450)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(2)	(2)
Other(c)	—	—	—	20	—	—	—	—	20	(13)	7
Balance at December 31, 2017	700	$1	$38,792	$3,013	$—	$(10)	$12	$(69)	$41,739	$(2)	$41,737
Net income	—	—	—	2,666	—	—	—	—	2,666	(22)	2,644
Other comprehensive (loss) income	—	—	—	—	—	(4)	(3)	(6)	(13)	—	(13)
Common stock issuances, including dividend reinvestment and employee benefits	27	—	2,003	—	—	—	—	—	2,003	—	2,003
Common stock dividends	—	—	—	(2,578)	—	—	—	—	(2,578)	—	(2,578)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other(d)	—	—	—	12	—	—	(12)	—	—	42	42
Balance at December 31, 2018	727	$1	$40,795	$3,113	$—	$(14)	$(3)	$(75)	$43,817	$17	$43,834

(a)
Foreign Currency Translation Adjustments amount includes $620 million of cumulative adjustment realized as a result of the sale of the Latin American generation business. See Note 2 to the Consolidated Financial Statements.

(b)	Noncontrolling Interests amount is primarily related to the sale of the Latin American generation business. See Note 2 to the Consolidated Financial Statements.

(c)
Retained Earnings relates to a cumulative-effect adjustment due to implementation of a new accounting standard related to stock-based compensation and the associated income taxes. See Note 1 to the Consolidated Financial Statements for additional information. Noncontrolling Interests relates to the purchase of remaining interest in REC Solar.

(d)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information. Amount in Noncontrolling Interests primarily relates to tax equity financing activity in the Commercial Renewables segment.

See Notes to Consolidated Financial Statements

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Carolinas, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2019
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2018	2017	2016
Operating Revenues	$7,300	$7,302	$7,322
Operating Expenses
Fuel used in electric generation and purchased power	1,821	1,822	1,797
Operation, maintenance and other	2,130	2,021	2,158
Depreciation and amortization	1,201	1,090	1,075
Property and other taxes	295	281	276
Impairment charges	192	—	1
Total operating expenses	5,639	5,214	5,307
(Losses) Gains on Sales of Other Assets and Other, net	(1)	1	(5)
Operating Income	1,660	2,089	2,010
Other Income and Expenses, net	153	199	214
Interest Expense	439	422	424
Income Before Income Taxes	1,374	1,866	1,800
Income Tax Expense	303	652	634
Net Income	$1,071	$1,214	$1,166
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	1	2	2
Other Comprehensive Income, net of tax	1	2	2
Comprehensive Income	$1,072	$1,216	$1,168
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$33	$16
Receivables (net of allowance for doubtful accounts of $2 at 2018 and 2017)	219	200
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2018 and 2017)	699	640
Receivables from affiliated companies	182	95
Inventory	948	971
Regulatory assets	520	299
Other	72	19
Total current assets	2,673	2,240
Property, Plant and Equipment
Cost	44,741	42,939
Accumulated depreciation and amortization	(15,496)	(15,063)
Net property, plant and equipment	29,245	27,876
Other Noncurrent Assets
Regulatory assets	3,457	2,853
Nuclear decommissioning trust funds	3,558	3,772
Other	1,027	979
Total other noncurrent assets	8,042	7,604
Total Assets	$39,960	$37,720
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$988	$842
Accounts payable to affiliated companies	230	209
Notes payable to affiliated companies	439	104
Taxes accrued	171	234
Interest accrued	102	108
Current maturities of long-term debt	6	1,205
Asset retirement obligations	290	337
Regulatory liabilities	199	126
Other	571	486
Total current liabilities	2,996	3,651
Long-Term Debt	10,633	8,598
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,689	3,413
Asset retirement obligations	3,659	3,273
Regulatory liabilities	5,999	6,231
Accrued pension and other post-retirement benefit costs	99	95
Investment tax credits	231	232
Other	671	566
Total other noncurrent liabilities	14,348	13,810
Commitments and Contingencies
Equity
Member's equity	11,689	11,368
Accumulated other comprehensive loss	(6)	(7)
Total equity	11,683	11,361
Total Liabilities and Equity	$39,960	$37,720
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,071	$1,214	$1,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,487	1,409	1,382
Equity component of AFUDC	(73)	(106)	(102)
Losses (Gains) on sales of other assets	1	(1)	5
Impairment charges	192	—	1
Deferred income taxes	305	410	470
Accrued pension and other post-retirement benefit costs	4	(4)	4
Contributions to qualified pension plans	(46)	—	(43)
Payments for asset retirement obligations	(230)	(271)	(287)
Provision for rate refunds	182	—	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	9	5
Receivables	(86)	(9)	(76)
Receivables from affiliated companies	(87)	68	(56)
Inventory	25	78	215
Other current assets	(161)	7	67
Increase (decrease) in
Accounts payable	168	23	(69)
Accounts payable to affiliated companies	21	(38)	18
Taxes accrued	(65)	86	187
Other current liabilities	89	(161)	63
Other assets	(179)	(49)	20
Other liabilities	(90)	(31)	6
Net cash provided by operating activities	2,530	2,634	2,976
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,706)	(2,524)	(2,220)
Purchases of debt and equity securities	(1,810)	(2,124)	(2,832)
Proceeds from sales and maturities of debt and equity securities	1,810	2,128	2,832
Notes receivable from affiliated companies	—	66	97
Other	(147)	(109)	(83)
Net cash used in investing activities	(2,853)	(2,563)	(2,206)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,983	569	1,587
Payments for the redemption of long-term debt	(1,205)	(116)	(356)
Notes payable to affiliated companies	335	104	—
Distributions to parent	(750)	(625)	(2,000)
Other	(23)	(1)	—
Net cash provided by (used in) financing activities	340	(69)	(769)
Net increase in cash and cash equivalents	17	2	1
Cash and cash equivalents at beginning of period	16	14	13
Cash and cash equivalents at end of period	$33	$16	$14
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$452	$398	$393
Cash paid for (received from) income taxes	89	193	(60)
Significant non-cash transactions:
Accrued capital expenditures	302	315	347
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated Other
		Comprehensive
		Loss
		Net Losses
		on Cash
	Member's	Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2015	$11,617	$(11)	$11,606
Net income	1,166	—	1,166
Other comprehensive income	—	2	2
Distributions to parent	(2,000)	—	(2,000)
Other	(2)	—	(2)
Balance at December 31, 2016	$10,781	$(9)	$10,772
Net income	1,214	—	1,214
Other comprehensive income	—	2	2
Distributions to parent	(625)	—	(625)
Other	(2)	—	(2)
Balance at December 31, 2017	$11,368	$(7)	$11,361
Net income	1,071	—	1,071
Other comprehensive income	—	1	1
Distributions to parent	(750)	—	(750)
Balance at December 31, 2018	$11,689	$(6)	$11,683
See Notes to Consolidated Financial Statements

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Progress Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2019
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2018	2017	2016
Operating Revenues	$10,728	$9,783	$9,853
Operating Expenses
Fuel used in electric generation and purchased power	3,976	3,417	3,644
Operation, maintenance and other	2,613	2,301	2,458
Depreciation and amortization	1,619	1,285	1,213
Property and other taxes	529	503	487
Impairment charges	87	156	7
Total operating expenses	8,824	7,662	7,809
Gains on Sales of Other Assets and Other, net	24	26	25
Operating Income	1,928	2,147	2,069
Other Income and Expenses, net	165	209	186
Interest Expense	842	824	689
Income From Continuing Operations Before Income Taxes	1,251	1,532	1,566
Income Tax Expense From Continuing Operations	218	264	527
Income From Continuing Operations	1,033	1,268	1,039
Income From Discontinued Operations, net of tax	—	—	2
Net Income	1,033	1,268	1,041
Less: Net Income Attributable to Noncontrolling Interests	6	10	10
Net Income Attributable to Parent	$1,027	$1,258	$1,031

Net Income	$1,033	$1,268	$1,041
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	5	4	1
Net unrealized gain on cash flow hedges	6	5	—
Reclassification into earnings from cash flow hedges	—	—	8
Unrealized (losses) gains on available-for-sale securities	(1)	4	1
Other Comprehensive Income, net of tax	10	13	10
Comprehensive Income	1,043	1,281	1,051
Less: Comprehensive Income Attributable to Noncontrolling Interests	6	10	10
Comprehensive Income Attributable to Parent	$1,037	$1,271	$1,041

See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$67	$40
Receivables (net of allowance for doubtful accounts of $5 at 2018 and $4 at 2017)	220	123
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2018 and $7 at 2017)	909	780
Receivables from affiliated companies	168	31
Notes receivable from affiliated companies	—	240
Inventory	1,459	1,592
Regulatory assets (includes $52 at 2018 and $51 at 2017 related to VIEs)	1,137	741
Other (includes $39 at 2018 and $44 at 2017 related to VIEs)	125	334
Total current assets	4,085	3,881
Property, Plant and Equipment
Cost	50,260	47,323
Accumulated depreciation and amortization	(16,398)	(15,857)
Generation facilities to be retired, net	362	421
Net property, plant and equipment	34,224	31,887
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,041 at 2018 and $1,091 at 2017 related to VIEs)	6,564	6,010
Nuclear decommissioning trust funds	3,162	3,324
Other	974	931
Total other noncurrent assets	14,355	13,920
Total Assets	$52,664	$49,688
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,172	$1,006
Accounts payable to affiliated companies	360	251
Notes payable to affiliated companies	1,235	805
Taxes accrued	109	101
Interest accrued	246	212
Current maturities of long-term debt (includes $53 at 2018 and 2017 related to VIEs)	1,672	771
Asset retirement obligations	514	295
Regulatory liabilities	280	213
Other	821	729
Total current liabilities	6,409	4,383
Long-Term Debt (includes $1,636 at 2018 and $1,689 at 2017 related to VIEs)	17,089	16,916
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	3,941	3,502
Asset retirement obligations	4,897	5,119
Regulatory liabilities	5,049	5,306
Accrued pension and other post-retirement benefit costs	521	545
Other	351	302
Total other noncurrent liabilities	14,759	14,774
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2018 and 2017	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	5,131	4,350
Accumulated other comprehensive loss	(20)	(25)
Total Progress Energy, Inc. stockholder's equity	14,254	13,468
Noncontrolling interests	3	(3)
Total equity	14,257	13,465
Total Liabilities and Equity	$52,664	$49,688
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,033	$1,268	$1,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,987	1,516	1,435
Equity component of AFUDC	(104)	(92)	(76)
Gains on sales of other assets	(24)	(28)	(34)
Impairment charges	87	156	7
Deferred income taxes	358	703	532
Accrued pension and other post-retirement benefit costs	24	(28)	(24)
Contributions to qualified pension plans	(45)	—	(43)
Payments for asset retirement obligations	(230)	(248)	(270)
Other rate case adjustments	37	—	—
Provision for rate refunds	122	—	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	18	—	42
Receivables	(207)	(89)	7
Receivables from affiliated companies	(137)	71	211
Inventory	121	125	35
Other current assets	(12)	(397)	50
Increase (decrease) in
Accounts payable	217	(260)	252
Accounts payable to affiliated companies	109	(97)	37
Taxes accrued	8	17	15
Other current liabilities	129	(166)	(42)
Other assets	(913)	(300)	(248)
Other liabilities	(34)	(98)	(36)
Net cash provided by operating activities	2,544	2,053	2,891
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,854)	(3,152)	(3,306)
Asset Acquisitions	—	—	(10)
Purchases of debt and equity securities	(1,753)	(1,806)	(2,143)
Proceeds from sales and maturities of debt and equity securities	1,769	1,824	2,187
Net proceeds from sales of other assets	20	—	—
Proceeds from insurance	—	7	58
Proceeds from the sale of nuclear fuel	—	20	20
Notes receivable from affiliated companies	240	(160)	(80)
Other	(182)	(86)	47
Net cash used in investing activities	(3,760)	(3,353)	(3,227)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,833	2,118	2,375
Payments for the redemption of long-term debt	(771)	(813)	(327)
Notes payable to affiliated companies	430	100	444
Dividends to parent	(250)	(124)	(2,098)
Other	(1)	(4)	(3)
Net cash provided by financing activities	1,241	1,277	391
Net increase (decrease) in cash, cash equivalents, and restricted cash	25	(23)	55
Cash, cash equivalents, and restricted cash at beginning of period	87	110	55
Cash, cash equivalents, and restricted cash at end of period	$112	$87	$110
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$798	$773	$673
Cash received from income taxes	(348)	(146)	(187)
Significant non-cash transactions:
Accrued capital expenditures	478	391	317
Equitization of certain notes payable to affiliates	—	1,047	—
Dividend to parent related to a legal entity restructuring	—	547	—
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated Other Comprehensive Loss
			Net	Net Unrealized		Total Progress
	Additional		Losses on	Gains (Losses)	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	on Available-for-	OPEB	Stockholder's	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2015	$8,092	$4,831	$(31)	$—	$(17)	$12,875	$(22)	$12,853
Net income	—	1,031	—	—	—	1,031	10	1,041
Other comprehensive income	—	—	8	1	1	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(2,098)	—	—	—	(2,098)	—	(2,098)
Other	2	—	—	—	—	2	—	2
Balance at December 31, 2016	$8,094	$3,764	$(23)	$1	$(16)	$11,820	$(13)	$11,807
Net income	—	1,258	—	—	—	1,258	10	1,268
Other comprehensive income	—	—	5	4	4	13	—	13
Dividends to parent(a)	—	(672)	—	—	—	(672)	—	(672)
Equitization of certain notes payable to affiliates	1,047	—	—	—	—	1,047	—	1,047
Other	2	—	—	—	—	2	—	2
Balance at December 31, 2017	$9,143	$4,350	$(18)	$5	$(12)	$13,468	$(3)	$13,465
Net income	—	1,027	—	—	—	1,027	6	1,033
Other comprehensive income (loss)	—	—	6	(1)	5	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Other(b)	—	4	—	(5)	—	(1)	1	—
Balance at December 31, 2018	$9,143	$5,131	$(12)	$(1)	$(7)	$14,254	$3	$14,257

(a)	Includes a $547 million non-cash dividend related to a legal entity restructuring.

(b)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.

See Notes to Consolidated Financial Statements

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Progress, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Progress, LLC and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2019
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2018	2017	2016
Operating Revenues	$5,699	$5,129	$5,277
Operating Expenses
Fuel used in electric generation and purchased power	1,892	1,609	1,830
Operation, maintenance and other	1,578	1,439	1,565
Depreciation and amortization	991	725	703
Property and other taxes	155	156	156
Impairment charges	33	19	1
Total operating expenses	4,649	3,948	4,255
Gains on Sales of Other Assets and Other, net	9	4	3
Operating Income	1,059	1,185	1,025
Other Income and Expenses, net	87	115	132
Interest Expense	319	293	257
Income Before Income Taxes	827	1,007	900
Income Tax Expense	160	292	301
Net Income and Comprehensive Income	$667	$715	$599
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$23	$20
Receivables (net of allowance for doubtful accounts of $2 at 2018 and $1 at 2017)	75	56
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2018 and 2017)	547	459
Receivables from affiliated companies	23	3
Inventory	954	1,017
Regulatory assets	703	352
Other	62	97
Total current assets	2,387	2,004
Property, Plant and Equipment
Cost	31,459	29,583
Accumulated depreciation and amortization	(11,423)	(10,903)
Generation facilities to be retired, net	362	421
Net property, plant and equipment	20,398	19,101
Other Noncurrent Assets
Regulatory assets	4,111	3,507
Nuclear decommissioning trust funds	2,503	2,588
Other	612	599
Total other noncurrent assets	7,226	6,694
Total Assets	$30,011	$27,799
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$660	$402
Accounts payable to affiliated companies	278	179
Notes payable to affiliated companies	294	240
Taxes accrued	53	64
Interest accrued	116	102
Current maturities of long-term debt	603	3
Asset retirement obligations	509	295
Regulatory liabilities	178	139
Other	408	376
Total current liabilities	3,099	1,800
Long-Term Debt	7,451	7,204
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,119	1,883
Asset retirement obligations	4,311	4,378
Regulatory liabilities	3,955	3,999
Accrued pension and other post-retirement benefit costs	237	248
Investment tax credits	142	143
Other	106	45
Total other noncurrent liabilities	10,870	10,696
Commitments and Contingencies
Equity
Member's Equity	8,441	7,949
Total Liabilities and Equity	$30,011	$27,799
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$667	$715	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,183	936	907
Equity component of AFUDC	(57)	(47)	(50)
Gains on sales of other assets	(9)	(5)	(6)
Impairment charges	33	19	1
Deferred income taxes	236	384	384
Accrued pension and other post-retirement benefit costs	15	(20)	(32)
Contributions to qualified pension plans	(25)	—	(24)
Payments for asset retirement obligations	(195)	(192)	(212)
Other rate case adjustments	37	—	—
Provisions for rate refunds	122	—	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	5	(4)	4
Receivables	(107)	(58)	(17)
Receivables from affiliated companies	(20)	2	11
Inventory	63	59	12
Other current assets	(201)	(75)	84
Increase (decrease) in
Accounts payable	219	(230)	181
Accounts payable to affiliated companies	99	(48)	37
Taxes accrued	(11)	(39)	90
Other current liabilities	46	(131)	114
Other assets	(484)	(53)	(163)
Other liabilities	12	(18)	12
Net cash provided by operating activities	1,628	1,195	1,932
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,220)	(1,715)	(1,733)
Purchases of debt and equity securities	(1,236)	(1,249)	(1,658)
Proceeds from sales and maturities of debt and equity securities	1,206	1,207	1,615
Net proceeds from the sales of other assets	20	—	—
Proceeds from insurance	—	4	—
Notes receivable from affiliated companies	—	165	(165)
Other	(115)	(55)	26
Net cash used in investing activities	(2,345)	(1,643)	(1,915)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	845	812	505
Payments for the redemption of long-term debt	(3)	(470)	(15)
Notes payable to affiliated companies	54	240	(209)
Distributions to parent	(175)	(124)	(300)
Other	(1)	(1)	(2)
Net cash provided by (used in) financing activities	720	457	(21)
Net increase (decrease) in cash and cash equivalents	3	9	(4)
Cash and cash equivalents at beginning of period	20	11	15
Cash and cash equivalents at end of period	$23	$20	$11
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$303	$291	$248
Cash (received from) paid for income taxes	(112)	59	(287)
Significant non-cash transactions:
Accrued capital expenditures	220	191	147
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Member's
(in millions)	Equity
Balance at December 31, 2015	$7,059
Net income	599
Distribution to parent	(300)
Balance at December 31, 2016	$7,358
Net income	715
Distribution to parent	(124)
Balance at December 31, 2017	$7,949
Net income	667
Distribution to parent	(175)
Balance at December 31, 2018	$8,441
See Notes to Consolidated Financial Statements

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Florida, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Florida, LLC and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2019
We have served as the Company's auditor since 2001.

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2018	2017	2016
Operating Revenues	$5,021	$4,646	$4,568
Operating Expenses
Fuel used in electric generation and purchased power	2,085	1,808	1,814
Operation, maintenance and other	1,025	853	884
Depreciation and amortization	628	560	509
Property and other taxes	374	347	333
Impairment charges	54	138	6
Total operating expenses	4,166	3,706	3,546
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	856	941	1,022
Other Income and Expenses, net	86	96	63
Interest Expense	287	279	212
Income Before Income Taxes	655	758	873
Income Tax Expense	101	46	322
Net Income	$554	$712	$551
Other Comprehensive (Loss) Income, net of tax
Unrealized (losses) gains on available-for-sale securities	(1)	3	1
Other Comprehensive (Loss) Income, net of tax	(1)	3	1
Comprehensive Income	$553	$715	$552
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$36	$13
Receivables (net of allowance for doubtful accounts of $3 at 2018 and 2017)	143	65
Receivables of VIEs (net of allowance for doubtful accounts of $3 at 2018 and $2 at 2017)	362	321
Receivables from affiliated companies	28	2
Notes receivable from affiliated companies	—	313
Inventory	504	574
Regulatory assets (includes $52 at 2018 and $51 at 2017 related to VIEs)	434	389
Other (includes $39 at 2018 and $40 at 2017 related to VIEs)	46	86
Total current assets	1,553	1,763
Property, Plant and Equipment
Cost	18,792	17,730
Accumulated depreciation and amortization	(4,968)	(4,947)
Net property, plant and equipment	13,824	12,783
Other Noncurrent Assets
Regulatory assets (includes $1,041 at 2018 and $1,091 at 2017 related to VIEs)	2,454	2,503
Nuclear decommissioning trust funds	659	736
Other	311	284
Total other noncurrent assets	3,424	3,523
Total Assets	$18,801	$18,069
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$511	$602
Accounts payable to affiliated companies	91	74
Notes payable to affiliated companies	108	—
Taxes accrued	74	34
Interest accrued	75	56
Current maturities of long-term debt (includes $53 at 2018 and 2017 related to VIEs)	270	768
Asset retirement obligations	5	—
Regulatory liabilities	102	74
Other	406	334
Total current liabilities	1,642	1,942
Long-Term Debt (includes $1,336 at 2018 and $1,389 at 2017 related to VIEs)	7,051	6,327
Other Noncurrent Liabilities
Deferred income taxes	1,986	1,761
Asset retirement obligations	586	742
Regulatory liabilities	1,094	1,307
Accrued pension and other post-retirement benefit costs	254	264
Other	93	108
Total other noncurrent liabilities	4,013	4,182
Commitments and Contingencies
Equity
Member's equity	6,097	5,614
Accumulated other comprehensive income	(2)	4
Total equity	6,095	5,618
Total Liabilities and Equity	$18,801	$18,069
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$554	$712	$551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	793	570	516
Equity component of AFUDC	(47)	(45)	(26)
Gains on sales of other assets	(1)	(1)	—
Impairment charges	54	138	6
Deferred income taxes	159	245	224
Accrued pension and other post-retirement benefit costs	5	(13)	2
Contributions to qualified pension plans	(20)	—	(20)
Payments for asset retirement obligations	(35)	(56)	(58)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	7	5	38
Receivables	(100)	(38)	23
Receivables from affiliated companies	(26)	—	21
Inventory	58	66	23
Other current assets	59	(138)	(86)
Increase (decrease) in
Accounts payable	(1)	(32)	71
Accounts payable to affiliated companies	17	(51)	9
Taxes accrued	40	1	(117)
Other current liabilities	82	(37)	(149)
Other assets	(428)	(229)	(84)
Other liabilities	(61)	(82)	(53)
Net cash provided by operating activities	1,109	1,015	891
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,634)	(1,437)	(1,583)
Purchases of debt and equity securities	(517)	(557)	(485)
Proceeds from sales and maturities of debt and equity securities	563	617	572
Proceeds from insurance	—	4	58
Proceeds from the sale of nuclear fuel	—	20	20
Notes receivable from affiliated companies	313	(313)	—
Other	(65)	(31)	21
Net cash used in investing activities	(1,340)	(1,697)	(1,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	988	1,306	1,870
Payments for the redemption of long-term debt	(769)	(342)	(12)
Notes payable to affiliated companies	108	(297)	(516)
Distribution to parent	(75)	—	(775)
Other	1	(1)	—
Net cash provided by financing activities	253	666	567
Net increase (decrease) in cash, cash equivalents, and restricted cash	22	(16)	61
Cash, cash equivalents, and restricted cash at beginning of period	53	69	8
Cash, cash equivalents, and restricted cash at end of period	$75	$53	$69
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$270	$274	$208
Cash (received from) paid for income taxes	(120)	(197)	216
Significant non-cash transactions:
Accrued capital expenditures	258	199	170
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-	Total
(in millions)	Equity	Sale Securities	Equity
Balance at December 31, 2015	$5,121	$—	$5,121
Net income	551	—	551
Other comprehensive income	—	1	1
Distribution to parent	(775)	—	(775)
Other	2	—	2
Balance at December 31, 2016	$4,899	$1	$4,900
Net income	712	—	712
Other comprehensive income	—	3	3
Other	3	—	3
Balance at December 31, 2017	$5,614	$4	$5,618
Net income	554	—	554
Other comprehensive loss	—	(1)	(1)
Distribution to parent	(75)	—	(75)
Other(a)	4	(5)	(1)
Balance at December 31, 2018	$6,097	$(2)	$6,095

(a)	Amounts represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.
See Notes to Consolidated Financial Statements

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Ohio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2019
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2018	2017	2016
Operating Revenues
Regulated electric	$1,450	$1,373	$1,410
Regulated natural gas	506	508	503
Nonregulated electric and other	1	42	31
Total operating revenues	1,957	1,923	1,944
Operating Expenses
Fuel used in electric generation and purchased power – regulated	412	369	442
Fuel used in electric generation and purchased power – nonregulated	—	58	51
Cost of natural gas	113	107	103
Operation, maintenance and other	480	530	514
Depreciation and amortization	268	261	233
Property and other taxes	290	278	258
Impairment charges	—	1	—
Total operating expenses	1,563	1,604	1,601
(Losses) Gains on Sales of Other Assets and Other, net	(106)	1	2
Operating Income	288	320	345
Other Income and Expenses, net	23	23	11
Interest Expense	92	91	86
Income From Continuing Operations Before Income Taxes	219	252	270
Income Tax Expense From Continuing Operations	43	59	78
Income From Continuing Operations	176	193	192
(Loss) Income From Discontinued Operations, net of tax	—	(1)	36
Net Income and Comprehensive Income	$176	$192	$228
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$21	$12
Receivables (net of allowance for doubtful accounts of $2 at 2018 and $3 at 2017)	102	68
Receivables from affiliated companies	114	133
Notes receivable from affiliated companies	—	14
Inventory	126	133
Regulatory assets	33	49
Other	24	39
Total current assets	420	448
Property, Plant and Equipment
Cost	9,360	8,732
Accumulated depreciation and amortization	(2,717)	(2,691)
Net property, plant and equipment	6,643	6,041
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	531	445
Other	41	21
Total other noncurrent assets	1,492	1,386
Total Assets	$8,555	$7,875
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$316	$313
Accounts payable to affiliated companies	78	62
Notes payable to affiliated companies	274	29
Taxes accrued	202	190
Interest accrued	22	21
Current maturities of long-term debt	551	3
Asset retirement obligations	6	3
Regulatory liabilities	57	36
Other	74	71
Total current liabilities	1,580	728
Long-Term Debt	1,589	2,039
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	817	781
Asset retirement obligations	87	81
Regulatory liabilities	840	891
Accrued pension and other post-retirement benefit costs	79	59
Other	93	108
Total other noncurrent liabilities	1,916	1,920
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2018 and 2017	762	762
Additional paid-in capital	2,776	2,670
Accumulated deficit	(93)	(269)
Total equity	3,445	3,163
Total Liabilities and Equity	$8,555	$7,875
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176	$192	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	271	265	237
Equity component of AFUDC	(11)	(11)	(6)
Losses (Gains) on sales of other assets	106	(1)	(2)
Impairment charges	—	1	—
Deferred income taxes	25	90	55
Accrued pension and other post-retirement benefit costs	3	2	6
Contributions to qualified pension plans	—	(4)	(5)
Payments for asset retirement obligations	(3)	(7)	(5)
Provision for rate refunds	24	—	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	—	(2)
Receivables	(33)	2	(4)
Receivables from affiliated companies	19	(4)	(36)
Inventory	7	6	(32)
Other current assets	16	(22)	79
Increase (decrease) in
Accounts payable	(19)	12	19
Accounts payable to affiliated companies	16	(1)	10
Taxes accrued	12	11	3
Other current liabilities	14	(19)	(54)
Other assets	(26)	(28)	(35)
Other liabilities	(27)	(5)	(31)
Net cash provided by operating activities	570	479	425
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(827)	(686)	(476)
Notes receivable from affiliated companies	14	80	(94)
Other	(89)	(41)	(30)
Net cash used in investing activities	(902)	(647)	(600)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99	182	341
Payments for the redemption of long-term debt	(3)	(2)	(53)
Notes payable to affiliated companies	245	13	(87)
Dividends to parent	—	(25)	(25)
Other	—	(1)	(2)
Net cash provided by financing activities	341	167	174
Net increase (decrease) in cash and cash equivalents	9	(1)	(1)
Cash and cash equivalents at beginning of period	12	13	14
Cash and cash equivalents at end of period	$21	$12	$13
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$87	$85	$81
Cash received from income taxes	(6)	(8)	(46)
Significant non-cash transactions:
Accrued capital expenditures	95	82	83
Non-cash equity contribution from parent	106	—	—
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2015	$762	$2,720	$(698)	$2,784
Net income	—	—	228	228
Contribution from parent	—	—	9	9
Dividends to parent	—	(25)	—	(25)
Balance at December 31, 2016	$762	$2,695	$(461)	$2,996
Net income	—	—	192	192
Dividends to parent	—	(25)	—	(25)
Balance at December 31, 2017	$762	$2,670	$(269)	$3,163
Net income	—	—	176	176
Contribution from parent	—	106	—	106
Balance at December 31, 2018	$762	$2,776	$(93)	$3,445
See Notes to Consolidated Financial Statements

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Indiana, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, LLC and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2019
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2018	2017	2016
Operating Revenues	$3,059	$3,047	$2,958
Operating Expenses
Fuel used in electric generation and purchased power	1,000	966	909
Operation, maintenance and other	788	743	727
Depreciation and amortization	520	458	496
Property and other taxes	78	76	58
Impairment charges	30	18	8
Total operating expenses	2,416	2,261	2,198
Gains on Sales of Other Assets and Other, net	—	—	1
Operating Income	643	786	761
Other Income and Expenses, net	45	47	26
Interest Expense	167	178	181
Income Before Income Taxes	521	655	606
Income Tax Expense	128	301	225
Net Income	$393	$354	$381
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	—	—	(1)
Comprehensive Income	$393	$354	$380
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$24	$9
Receivables (net of allowance for doubtful accounts of $2 at 2018 and 2017)	52	57
Receivables from affiliated companies	122	125
Inventory	422	450
Regulatory assets	175	165
Other	35	30
Total current assets	830	836
Property, Plant and Equipment
Cost	15,443	14,948
Accumulated depreciation and amortization	(4,914)	(4,662)
Net property, plant and equipment	10,529	10,286
Other Noncurrent Assets
Regulatory assets	982	978
Other	194	189
Total other noncurrent assets	1,176	1,167
Total Assets	$12,535	$12,289
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$200	$196
Accounts payable to affiliated companies	83	78
Notes payable to affiliated companies	167	161
Taxes accrued	43	95
Interest accrued	58	57
Current maturities of long-term debt	63	3
Asset retirement obligations	109	54
Regulatory liabilities	25	24
Other	107	104
Total current liabilities	855	772
Long-Term Debt	3,569	3,630
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,009	925
Asset retirement obligations	613	727
Regulatory liabilities	1,722	1,723
Accrued pension and other post-retirement benefit costs	115	76
Investment tax credits	147	147
Other	16	18
Total other noncurrent liabilities	3,622	3,616
Commitments and Contingencies
Equity
Member's Equity	4,339	4,121
Total Liabilities and Equity	$12,535	$12,289
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$393	$354	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	524	462	499
Equity component of AFUDC	(32)	(28)	(16)
Impairment charges	30	18	8
Deferred income taxes	95	152	213
Accrued pension and other post-retirement benefit costs	7	2	8
Contributions to qualified pension plans	(8)	—	(9)
Payments for asset retirement obligations	(69)	(45)	(46)
Provision for rate refunds	53	—	—
(Increase) decrease in
Receivables	7	59	(2)
Receivables from affiliated companies	3	(11)	(43)
Inventory	28	54	66
Other current assets	(25)	28	(67)
Increase (decrease) in
Accounts payable	37	(86)	8
Accounts payable to affiliated companies	5	4	(9)
Taxes accrued	(52)	64	(4)
Other current liabilities	14	(10)	(81)
Other assets	29	(28)	(27)
Other liabilities	(33)	(20)	(8)
Net cash provided by operating activities	1,006	969	871
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(832)	(840)	(755)
Purchases of debt and equity securities	(48)	(20)	(14)
Proceeds from sales and maturities of debt and equity securities	44	7	11
Proceeds from the sales of other assets	15	—	—
Notes receivable from affiliated companies	—	86	(3)
Other	3	(65)	32
Net cash used in investing activities	(818)	(832)	(729)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	494
Payments for the redemption of long-term debt	(3)	(5)	(478)
Notes payable to affiliated companies	6	161	—
Distributions to parent	(175)	(300)	(149)
Other	(1)	(1)	(1)
Net cash used in financing activities	(173)	(145)	(134)
Net increase (decrease) in cash and cash equivalents	15	(8)	8
Cash and cash equivalents at beginning of period	9	17	9
Cash and cash equivalents at end of period	$24	$9	$17
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$162	$179	$171
Cash paid for (received from) income taxes	75	117	(7)
Significant non-cash transactions:
Accrued capital expenditures	88	125	99
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
					Other
					Comprehensive
					Income
		Additional			Net Gains on
	Common	Paid-in	Retained	Member's	Cash Flow	Total
(in millions)	Stock	Capital	Earnings	Equity	Hedges	Equity
Balance at December 31, 2015	$1	$1,384	$2,450	$—	$1	$3,836
Net income	—	—	—	381	—	381
Other comprehensive loss	—	—	—	—	(1)	(1)
Distributions to parent	—	—	—	(149)	—	(149)
Transfer to Member's Equity	(1)	(1,384)	(2,450)	3,835	—	—
Balance at December 31, 2016	$—	$—	$—	$4,067	$—	$4,067
Net income	—	—	—	354	—	354
Distributions to parent	—	—	—	(300)	—	(300)
Balance at December 31, 2017	$—	$—	$—	$4,121	$—	$4,121
Net income	—	—	—	393	—	393
Distributions to parent	—	—	—	(175)	—	(175)
Balance at December 31, 2018	$—	$—	$—	$4,339	$—	$4,339
See Notes to Consolidated Financial Statements

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Piedmont Natural Gas Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the periods ended December 31, 2018, December 31, 2017, October 31 2016, and for the two months ended December 31, 2016 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2018, December 31, 2017, October 31, 2016, and for the two months ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of Matter
As discussed in Note 1 to the financial statements, effective for fiscal year 2016, the Company changed its fiscal year end from October 31 to December 31. This resulted in a two-month transition period beginning November 1, 2016 through December 31, 2016.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2019
We have served as the Company's auditor since 1951.

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,		Two Months Ended December 31,	Year Ended October 31,
(in millions)	2018	2017	2016	2016
Operating Revenues
Regulated natural gas	$1,365	$1,319	$320	$1,139
Nonregulated natural gas and other	10	9	2	10
Total operating revenues	1,375	1,328	322	1,149
Operating Expenses
Cost of natural gas	584	524	144	391
Operation, maintenance and other	357	304	50	353
Depreciation and amortization	159	148	23	137
Property and other taxes	49	48	7	43
Impairment charges	—	7	—	—
Total operating expenses	1,149	1,031	224	924
Operating Income	226	297	98	225
Equity in earnings (losses) of unconsolidated affiliates	7	(6)	2	29
Gain on sale of unconsolidated affiliates	—	—	—	133
Other income and expense, net	14	(11)	(2)	(1)
Total other income and expenses	21	(17)	—	161
Interest Expense	81	79	12	69
Income Before Income Taxes	166	201	86	317
Income Tax Expense	37	62	32	124
Net Income	$129	$139	$54	$193
Other Comprehensive Income, net of tax
Unrealized loss from hedging activities of equity method investments	—	—	—	(3)
Reclassification into earnings from hedging activities of equity method investments	—	—	—	4
Other Comprehensive Income, net of tax	—	—	—	1
Comprehensive Income	$129	$139	$54	$194
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$—	$19
Receivables (net of allowance for doubtful accounts of $2 at 2018 and 2017)	266	275
Receivables from affiliated companies	22	7
Inventory	70	66
Regulatory assets	54	95
Other	19	52
Total current assets	431	514
Property, Plant and Equipment
Cost	7,486	6,725
Accumulated depreciation and amortization	(1,575)	(1,479)
Net property, plant and equipment	5,911	5,246
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	303	283
Investments in equity method unconsolidated affiliates	64	61
Other	52	65
Total other noncurrent assets	468	458
Total Assets	$6,810	$6,218
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$203	$125
Accounts payable to affiliated companies	38	13
Notes payable to affiliated companies	198	364
Taxes accrued	84	19
Interest accrued	31	31
Current maturities of long-term debt	350	250
Regulatory liabilities	37	3
Other	58	69
Total current liabilities	999	874
Long-Term Debt	1,788	1,787
Other Noncurrent Liabilities
Deferred income taxes	551	564
Asset retirement obligations	19	15
Regulatory liabilities	1,181	1,141
Accrued pension and other post-retirement benefit costs	4	5
Other	177	170
Total other noncurrent liabilities	1,932	1,895
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2018 and 2017	1,160	860
Retained earnings	931	802
Total equity	2,091	1,662
Total Liabilities and Equity	$6,810	$6,218

See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Two Months Ended December 31,	Year Ended October 31,
(in millions)	2018	2017	2016	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129	$139	$54	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161	151	25	148
Gains on sales of other assets	—	—	—	(133)
Impairment charges	—	7	—	—
Deferred income taxes	(31)	154	26	74
Equity in (earnings) losses from unconsolidated affiliates	(7)	6	(2)	(29)
Accrued pension and other post-retirement benefit costs	(4)	23	5	3
Contributions to qualified pension plans	—	(11)	(10)	(14)
Payments for asset retirement obligations	—	—	(1)	(6)
Provision for rate refunds	43	—	—	—
(Increase) decrease in
Receivables	7	(40)	(157)	12
Receivables from affiliated companies	(15)	—	—	(7)
Inventory	(4)	—	(11)	14
Other current assets	71	(20)	8	(98)
Increase (decrease) in
Accounts payable	15	(13)	35	6
Accounts payable to affiliated companies	25	5	4	6
Taxes accrued	65	(48)	(2)	38
Other current liabilities	21	(9)	2	28
Other assets	6	7	(7)	(91)
Other liabilities	(4)	(2)	5	180
Net cash provided by (used in) operating activities	478	349	(26)	324
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(721)	(585)	(113)	(522)
Contributions to equity method investments	—	(12)	(12)	(47)
Proceeds from the sales of other assets	—	—	—	175
Other	(10)	(6)	1	5
Net cash used in investing activities	(731)	(603)	(124)	(389)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	100	250	—	295
Issuance of common stock	—	—	—	122
Payments for the redemption of long-term debt	—	(35)	—	(40)
Notes payable and commercial paper	—	(330)	185	(195)
Notes payable to affiliated companies	(166)	364	—	—
Capital contribution from parent	300	—	—	—
Dividends to parent	—	—	(27)	—
Dividends paid	—	—	—	(114)
Other	—	(1)	—	—
Net cash provided by financing activities	234	248	158	68
Net (decrease) increase in cash and cash equivalents	(19)	(6)	8	3
Cash and cash equivalents at beginning of period	19	25	17	14
Cash and cash equivalents at end of period	$—	$19	$25	$17
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$79	$78	$11	$81
Cash received from income taxes	(16)	(12)	—	(25)
Significant non-cash transactions:
Accrued capital expenditures	96	34	48	63
Transfer of ownership interest of certain equity method investees to parent	—	149	—	—

See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated
			Other
			Comprehensive
			Income (Loss)
			Net Gain on
			Hedging Activities
	Common	Retained	of Unconsolidated	Total
(in millions)	Stock	Earnings	Affiliates	Equity
Balance at October 31, 2015	$721	$706	$(1)	$1,426
Net income	—	193	—	193
Other comprehensive income	—	—	1	1
Common stock issuances, including dividend reinvestment and employee benefits	139	—	—	139
Common stock dividends	—	(114)	—	(114)
Balance at October 31, 2016	$860	$785	$—	$1,645
Net income	—	54	—	54
Dividends to parent	—	(27)	—	(27)
Balance at December 31, 2016	$860	$812	$—	$1,672
Net income	—	139	—	139
Transfer of ownership interest of certain equity method investees to parent	—	(149)	—	(149)
Balance at December 31, 2017	$860	$802	$—	$1,662
Net income	—	129	—	129
Contribution from parent	300	—	—	300
Balance at December 31, 2018	$1,160	$931	$—	$2,091
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Index to Combined Notes To Consolidated Financial Statements
The notes to the consolidated financial statements are a combined presentation. The following table indicates the registrants to which the notes apply.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18	19	20	21	22	23	24	25	26
Duke Energy	•	•	•	•	•	•	•	•	•	•	•	•		•	•	•	•	•	•	•	•	•	•	•	•	•
Duke Energy Carolinas	•		•	•	•	•	•	•	•	•	•		•	•	•	•	•	•		•	•	•	•	•	•	•
Progress Energy	•		•	•	•	•	•		•	•	•		•	•	•	•	•	•		•	•	•	•	•	•	•
Duke Energy Progress	•		•	•	•	•			•	•	•		•	•	•	•	•	•		•	•	•	•	•	•	•
Duke Energy Florida	•		•	•	•	•			•	•	•		•	•	•	•	•	•		•	•	•	•	•	•	•
Duke Energy Ohio	•		•	•	•	•		•	•	•	•		•	•		•	•	•		•	•	•	•	•	•	•
Duke Energy Indiana	•		•	•	•	•		•	•	•	•		•	•	•	•	•	•		•	•	•	•	•	•	•
Piedmont	•	•	•	•	•	•			•	•	•	•	•	•		•		•		•	•	•	•	•	•	•
Tables within the notes may not sum across due to (i) Progress Energy's consolidation of Duke Energy Progress, Duke Energy Florida and other subsidiaries that are not registrants and (ii) subsidiaries that are not registrants but included in the consolidated Duke Energy balances.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Basis of Consolidation
Duke Energy is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the FERC and other regulatory agencies listed below. Duke Energy operates in the U.S. primarily through its direct and indirect subsidiaries. Certain Duke Energy subsidiaries are also subsidiary registrants, including Duke Energy Carolinas; Progress Energy; Duke Energy Progress; Duke Energy Florida; Duke Energy Ohio; Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its separate Subsidiary Registrants, which along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
In October 2016, Duke Energy completed the acquisition of Piedmont. Duke Energy's consolidated financial statements include Piedmont's results of operations and cash flows activity subsequent to the acquisition date. Effective November 1, 2016, Piedmont's fiscal year-end was changed from October 31 to December 31, the year-end of Duke Energy. A transition report was filed on Form 10-Q (Form 10-QT) for the transition period from November 1, 2016, to December 31, 2016. See Note 2 for additional information regarding the acquisition.
In December 2016, Duke Energy completed an exit of the Latin American market to focus on its domestic regulated business, which was further bolstered by the acquisition of Piedmont. The sale of the International Energy business segment, excluding an equity method investment in NMC, was completed through two transactions including a sale of assets in Brazil to CTG and a sale of Duke Energy's remaining Latin American assets in Peru, Chile, Ecuador, Guatemala, El Salvador and Argentina to I Squared (collectively, the International Disposal Group). See Note 2 for additional information on the sale of International Energy.
The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to Combined Notes to Consolidated Financial Statements. However, none of the Subsidiary Registrants make any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and subsidiaries or VIEs where the respective Duke Energy Registrants have control. See Note 17 for additional information on VIEs. These Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain jointly owned generation and transmission facilities. See Note 8 for additional information on joint ownership. Substantially all of the Subsidiary Registrants' operations qualify for regulatory accounting.
Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
Progress Energy is a public utility holding company, which conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. Progress Energy is subject to regulation by FERC and other regulatory agencies listed below.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, the generation and sale of electricity in portions of Kentucky and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers and recorded in Operating Revenues on the Consolidated Statements of Operations and Comprehensive Income. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky. References herein to Duke Energy Ohio collectively include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the PUCO, KPSC and FERC.
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
Other Current Assets and Liabilities
The following table provides a description of amounts included in Other within Current Assets or Current Liabilities that exceed 5 percent of total Current Assets or Current Liabilities on the Duke Energy Registrants' Consolidated Balance Sheets at either December 31, 2018, or 2017.

		December 31,
(in millions)	Location	2018	2017
Duke Energy
Income taxes receivable	Current Assets	$729	$330
Accrued compensation	Current Liabilities	793	757
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$251	$252
Progress Energy
Income taxes receivable	Current Assets	$66	$278
Customer deposits	Current Liabilities	345	338
Duke Energy Progress
Customer deposits	Current Liabilities	$137	$129
Accrued compensation	Current Liabilities	130	132
Duke Energy Florida
Customer deposits	Current Liabilities	$208	$208
Other accrued liabilities	Current Liabilities	85	16
Duke Energy Ohio
Income taxes receivable	Current Assets	$13	$36
Customer deposits	Current Liabilities	44	46
Duke Energy Indiana
Customer deposits	Current Liabilities	$47	$45
Piedmont
Income taxes receivable	Current Assets	$11	$43
Discontinued Operations
The results of operations of the International Disposal Group have been classified as Discontinued Operations on Duke Energy's Consolidated Statements of Operations. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented. See Note 2 for additional information.
Amounts Attributable to Controlling Interests
For the years ended December 31, 2018, and 2017, the Income (Loss) From Discontinued Operations, net of tax on Duke Energy's Consolidated Statements of Operations is entirely attributable to controlling interest. For the year ended December 31, 2016, $18 million of net income is attributable to noncontrolling interests, which consisted of $7 million included in Income from Continuing Operations and $11 million included in Income (Loss) From Discontinued Operations, net of tax on Duke Energy's Consolidated Statement of Operations.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies
Use of Estimates
In preparing financial statements that conform to GAAP, the Duke Energy Registrants must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
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
When it becomes probable that regulated generation, transmission or distribution assets will be abandoned, the cost of the asset is removed from plant in service. The value that may be retained as a regulatory asset on the balance sheet for the abandoned property is dependent upon amounts that may be recovered through regulated rates, including any return. As such, an impairment charge could be partially or fully offset by the establishment of a regulatory asset if rate recovery is probable. The impairment charge for a disallowance of costs for regulated plants under construction, recently completed or abandoned is based on discounted cash flows.
The Duke Energy Registrants utilize cost-tracking mechanisms, commonly referred to as fuel adjustment clauses or PGA clauses. These clauses allow for the recovery of fuel and fuel-related costs, portions of purchased power, natural gas costs and hedging costs through surcharges on customer rates. The difference between the costs incurred and the surcharge revenues is recorded either as an adjustment to Operating Revenues, Operating Expenses – Fuel used in electric generation or Operating Expenses – Cost of natural gas on the Consolidated Statements of Operations, with an off-setting impact on regulatory assets or liabilities.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents. Duke Energy, Progress Energy and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. See Note 17 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets on the Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included in the Consolidated Balance Sheets.

	December 31, 2018			December 31, 2017
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$442	$67	$36	$358	$40	$13
Other	141	39	39	138	40	40
Other Noncurrent Assets
Other	8	6	—	9	7	—
Total cash, cash equivalents and restricted cash	$591	$112	$75	$505	$87	$53
Inventory
Inventory is used for operations and is recorded primarily using the average cost method. Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Inventory, including excess or obsolete inventory, is written-down to the lower of cost or market value. Once inventory has been written-down, it creates a new cost basis for the inventory that is not subsequently written-up. Provisions for inventory write-offs were not material at December 31, 2018, and 2017. The components of inventory are presented in the tables below.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,238	$731	$1,049	$734	$315	$84	$312	$2
Coal	491	175	192	106	86	14	109	—
Natural gas, oil and other	355	42	218	114	103	28	1	68
Total inventory	$3,084	$948	$1,459	$954	$504	$126	$422	$70

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,293	$744	$1,118	$774	$343	$82	$309	$2
Coal	603	192	255	139	116	17	139	—
Natural gas, oil and other	354	35	219	104	115	34	2	64
Total inventory	$3,250	$971	$1,592	$1,017	$574	$133	$450	$66
Investments in Debt and Equity Securities
The Duke Energy Registrants classify investments in equity securities as FV-NI and investments in debt securities as AFS. Both categories are recorded at fair value on the Consolidated Balance Sheets. Realized and unrealized gains and losses on securities classified as FV-NI are reported through net income. Unrealized gains and losses for debt securities classified as AFS are included in AOCI until realized, except OTTIs that are included in earnings immediately. At the time gains and losses for debt securities are realized, they are reported through net income. For certain investments of regulated operations, such as substantially all of the NDTF, realized and unrealized gains and losses (including any OTTIs) on debt securities are recorded as a regulatory asset or liability. The credit loss portion of debt securities of nonregulated operations are included in earnings. Investments in debt and equity securities are classified as either current or noncurrent based on management’s intent and ability to sell these securities, taking into consideration current market liquidity. See Note 15 for further information.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Intangible Assets
Goodwill
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont perform annual goodwill impairment tests as of August 31 each year at the reporting unit level, which is determined to be a business segment or one level below. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update these tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 11 for further information.
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
Emission allowances permit the holder of the allowance to emit certain gaseous byproducts of fossil fuel combustion, including SO2 and NOX. Allowances are issued by the EPA at zero cost and may also be bought and sold via third-party transactions. Allowances allocated to or acquired by the Duke Energy Registrants are held primarily for consumption. Carrying amounts for emission allowances are based on the cost to acquire the allowances or, in the case of a business combination, on the fair value assigned in the allocation of the purchase price of the acquired business. Emission allowances are expensed to Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.
RECs are used to measure compliance with renewable energy standards and are held primarily for consumption. See Note 11 for further information.
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
Equity Method Investment Impairments
Investments in affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method. Equity method investments are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment.
Impairment assessments use a discounted cash flow income approach and include consideration of the severity and duration of any decline in the fair value of the investments. The estimated cash flows may be based on alternative expected outcomes that are probability weighted. Key inputs that involve estimates and significant management judgment include cash flow projections, selection of a discount rate, probability weighting of potential outcomes, and whether any decline in value is considered temporary.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property, Plant and Equipment
Property, plant and equipment are stated at the lower of depreciated historical cost net of any disallowances or fair value, if impaired. The Duke Energy Registrants capitalize all construction-related direct labor and material costs, as well as indirect construction costs such as general engineering, taxes and financing costs. See “Allowance for Funds Used During Construction and Interest Capitalized” for information on capitalized financing costs. Costs of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, are expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. Depreciation studies are conducted periodically to update composite rates and are approved by state utility commissions and/or the FERC when required. The composite weighted average depreciation rates, excluding nuclear fuel, are included in the table that follows.

	Years Ended December 31,
	2018	2017	2016
Duke Energy	3.0%	2.8%	2.8%
Duke Energy Carolinas	2.8%	2.8%	2.8%
Progress Energy	2.9%	2.6%	2.7%
Duke Energy Progress	2.9%	2.6%	2.6%
Duke Energy Florida	3.0%	2.8%	2.8%
Duke Energy Ohio	2.8%	2.8%	2.6%
Duke Energy Indiana	3.3%	3.0%	3.1%
Piedmont(a)	2.5%	2.3%

(a)	Piedmont's weighted average depreciation rate was 2.4 percent for the annualized two months ended December 31, 2016, and for the year ended October 31, 2016.
In general, when the Duke Energy Registrants retire regulated property, plant and equipment, the original cost plus the cost of retirement, less salvage value and any depreciation already recognized, is charged to accumulated depreciation. However, when it becomes probable the asset will be retired substantially in advance of its original expected useful life or is abandoned, the cost of the asset and the corresponding accumulated depreciation is recognized as a separate asset. If the asset is still in operation, the net amount is classified as Generation facilities to be retired, net on the Consolidated Balance Sheets. If the asset is no longer operating, the net amount is classified in Regulatory assets on the Consolidated Balance Sheets if deemed recoverable (see discussion of long-lived asset impairments above). When it becomes probable an asset will be abandoned, the cost of the asset and accumulated depreciation is reclassified to Regulatory assets on the Consolidated Balance Sheets for amounts recoverable in rates. The carrying value of the asset is based on historical cost if the Duke Energy Registrants are allowed to recover the remaining net book value and a return equal to at least the incremental borrowing rate. If not, an impairment is recognized to the extent the net book value of the asset exceeds the present value of future revenues discounted at the incremental borrowing rate.
When the Duke Energy Registrants sell entire regulated operating units, or retire or sell nonregulated properties, the original cost and accumulated depreciation and amortization balances are removed from Property, Plant and Equipment on the Consolidated Balance Sheets. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body. See Note 10 for additional information.
Nuclear Fuel
Nuclear fuel is classified as Property, Plant and Equipment on the Consolidated Balance Sheets.
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
AFUDC equity, a permanent difference for income taxes, reduces the ETR when capitalized and increases the ETR when depreciated or amortized. See Note 23 for additional information.
For nonregulated operations, interest is capitalized during the construction phase with an offsetting non-cash credit to Interest Expense on the Consolidated Statements of Operations.
Asset Retirement Obligations
AROs are recognized for legal obligations associated with the retirement of property, plant and equipment. Substantially all AROs are related to regulated operations. When recording an ARO, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is accreted over time. For operating plants, the present value of the liability is added to the cost of the associated asset and depreciated over the remaining life of the asset. For retired plants, the present value of the liability is recorded as a regulatory asset unless determined not to be probable of recovery.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Obligations for nuclear decommissioning are based on site-specific cost studies. Duke Energy Carolinas and Duke Energy Progress assume prompt dismantlement of the nuclear facilities after operations are ceased. Duke Energy Florida assumes Crystal River Unit 3 will be placed into a safe storage configuration until eventual dismantlement is completed by 2074. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida also assume that spent fuel will be stored on-site until such time that it can be transferred to a yet to be built DOE facility.
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs for site-specific plans, if known, or probability weightings of the potential closure methods if the closure plans are under development and multiple closure options are being considered and evaluated on a site-by-site basis. See Note 9 for additional information.
Revenue Recognition
Duke Energy recognizes revenue as customers obtain control of promised goods and services in an amount that reflects consideration expected in exchange for those goods or services. Generally, the delivery of electricity and natural gas results in the transfer of control to customers at the time the commodity is delivered and the amount of revenue recognized is equal to the amount billed to each customer, including estimated volumes delivered when billings have not yet occurred. See Note 18 for further information.
Derivatives and Hedging
Derivative and non-derivative instruments may be used in connection with commodity price and interest rate activities, including swaps, futures, forwards and options. All derivative instruments, except those that qualify for the NPNS exception, are recorded on the Consolidated Balance Sheets at fair value. Qualifying derivative instruments may be designated as either cash flow hedges or fair value hedges. Other derivative instruments (undesignated contracts) either have not been designated or do not qualify as hedges. The effective portion of the change in the fair value of cash flow hedges is recorded in AOCI. The effective portion of the change in the fair value of a fair value hedge is offset in net income by changes in the hedged item. For activity subject to regulatory accounting, gains and losses on derivative contracts are reflected as regulatory assets or liabilities and not as other comprehensive income or current period income. As a result, changes in fair value of these derivatives have no immediate earnings impact.
Formal documentation, including transaction type and risk management strategy, is maintained for all contracts accounted for as a hedge. At inception and at least every three months thereafter, the hedge contract is assessed to see if it is highly effective in offsetting changes in cash flows or fair values of hedged items.
See Note 14 for further information.
Captive Insurance Reserves
Duke Energy has captive insurance subsidiaries that provide coverage, on an indemnity basis, to the Subsidiary Registrants as well as certain third parties, on a limited basis, for financial losses, primarily related to property, workers’ compensation and general liability. Liabilities include provisions for estimated losses IBNR, as well as estimated provisions for known claims. IBNR reserve estimates are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from experience.
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
See Notes 4 and 5 for further information.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pension and Other Post-Retirement Benefit Plans
Duke Energy maintains qualified, non-qualified and other post-retirement benefit plans. Eligible employees of the Subsidiary Registrants participate in the respective qualified, non-qualified and other post-retirement benefit plans and the Subsidiary Registrants are allocated their proportionate share of benefit costs. See Note 22 for further information, including significant accounting policies associated with these plans.
Severance and Special Termination Benefits
Duke Energy has severance plans under which in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. A liability for involuntary severance is recorded once an involuntary severance plan is committed to by management if involuntary severances are probable and can be reasonably estimated. For involuntary severance benefits incremental to its ongoing severance plan benefits, the fair value of the obligation is expensed at the communication date if there are no future service requirements or over the required future service period. Duke Energy also offers special termination benefits under voluntary severance programs. Special termination benefits are recorded immediately upon employee acceptance absent a significant retention period. Otherwise, the cost is recorded over the remaining service period. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the benefits being offered. See Note 20 for further information.
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
Stock-Based Compensation
Stock-based compensation represents costs related to stock-based awards granted to employees and Board of Directors members. Duke Energy recognizes stock-based compensation based upon the estimated fair value of awards, net of estimated forfeitures at the date of issuance. The recognition period for these costs begins at either the applicable service inception date or grant date and continues throughout the requisite service period. Compensation cost is recognized as expense or capitalized as a component of property, plant and equipment. See Note 21 for further information.
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
See Note 23 for further information.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Excise Taxes
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, the taxes are accounted for net. Excise taxes accounted for on a gross basis within both Operating Revenues and Property and other taxes in the Consolidated Statements of Operations were as follows.

	Years Ended December 31,
(in millions)	2018	2017	2016
Duke Energy	$405	$376	$362
Duke Energy Carolinas	35	36	31
Progress Energy	241	220	213
Duke Energy Progress	19	19	18
Duke Energy Florida	222	201	195
Duke Energy Ohio	105	98	100
Duke Energy Indiana	22	20	17
Piedmont(a)	2	2

(a)	Piedmont's excise taxes were immaterial for the two months ended December 31, 2016, and $2 million for the year ended October 31, 2016.
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, as further described in Note 4, due to conditions established by regulators in conjunction with merger transaction approvals, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Indiana and Piedmont have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2018, and 2017, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.
New Accounting Standards
The new accounting standards adopted for 2018 and 2017 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. The following accounting standards were adopted by the Duke Energy Registrants during 2018.
Revenue from Contracts with Customers. In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. The amendments also required disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The majority of Duke Energy’s revenue is in scope of the new guidance. Other revenue arrangements, such as alternative revenue programs and certain PPAs and lighting agreements accounted for as leases, are excluded from the scope of this guidance and, therefore, are accounted for and evaluated for separate presentation and disclosure under other relevant accounting guidance.
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
In preparation for adoption, Duke Energy identified material revenue streams and reviewed representative contracts and tariffs, including those associated with certain long-term customer contracts such as wholesale contracts, PPAs and other customer arrangements. Duke Energy also monitored the activities of the power and utilities industry revenue recognition task force and has reviewed published positions on specific industry issues to evaluate the impact, if any, on Duke Energy’s specific contracts and conclusions. Duke Energy applied the available practical expedient to portfolios of tariffs and contracts with similar characteristics. The vast majority of sales, including energy provided to retail customers, are from tariff offerings that provide natural gas or electricity without a defined contractual term ("at-will"). In most circumstances, revenue from contracts with customers is equivalent to the electricity or natural gas supplied and billed in that period (including unbilled estimates). As such, adoption of the new rules did not result in a shift in the timing or pattern of revenue recognition for such sales. While there have been changes to the captions and descriptions of revenues in Duke Energy’s financial statements, the most significant impact as a result of adopting the standard are additional disclosures around the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. See Note 18 for further information.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments Classification and Measurement. On January 1, 2018, Duke Energy adopted FASB guidance, which revised the classification and measurement of certain financial instruments. The adopted guidance changes the presentation of realized and unrealized gains and losses in certain equity securities that were previously recorded in AOCI. These gains and losses are now recorded in net income. An entity's equity investments that are accounted for under the equity method of accounting are not included within the scope of the new guidance. This guidance had a minimal impact on the Duke Energy Registrant's Consolidated Statements of Operations and Comprehensive Income as changes in the fair value of most of the Duke Energy Registrants' equity securities are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations. The resulting adjustment of unrealized gains and losses in AOCI to retained earnings was immaterial. The primary impact to Duke Energy as a result of implementing this guidance is adding disclosure requirements to present separately the financial assets and financial liabilities by measurement category and form of financial asset. See Notes 15 and 16 for further information.
Statement of Cash Flows. In November 2016, the FASB issued revised accounting guidance to reduce diversity in practice for the presentation and classification of restricted cash on the Consolidated Statements of Cash Flows. Under the updated guidance, restricted cash and restricted cash equivalents are included within beginning-of-period and end-of-period cash and cash equivalents on the Consolidated Statements of Cash Flows. Duke Energy adopted this guidance on January 1, 2018. The guidance has been applied using a retrospective transition method to each period presented. The adoption by Duke Energy of the revised guidance resulted in a change to the amount of Cash, cash equivalents and restricted cash explained when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. In addition, a reconciliation has been provided of Cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sums to the total of the same such amounts in the Consolidated Statements of Cash Flows. Prior to adoption, the Duke Energy Registrants reflected changes in noncurrent restricted cash within Cash Flows from Investing Activities and changes in current restricted cash within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows.
In August 2016, the FASB issued accounting guidance addressing diversity in practice for eight separate cash flow issues. The guidance requires entities to classify distributions received from equity method investees using either the cumulative earnings approach or the nature of the distribution approach. Duke Energy adopted this guidance on January 1, 2018, and elected the nature of distribution approach. This approach requires all distributions received to be categorized based on legal documentation describing the nature of the activities generating the distribution. Cash inflows resulting in a return on investment (surplus) will be reflected in Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows, whereas cash inflows resulting in a return of investment (capital) will be reflected in Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows. The guidance has been applied using the retrospective transition method to each period presented. There are no changes to the Consolidated Statements of Cash Flows for the periods presented as a result of this accounting change.
Retirement Benefits. In March 2017, the FASB issued revised accounting guidance for the presentation of net periodic costs related to benefit plans. Previous guidance required the aggregation of all the components of net periodic costs on the Consolidated Statements of Operations and did not require the disclosure of the location of net periodic costs on the Consolidated Statements of Operations. Under the amended guidance, the service cost component of net periodic costs is included within Operating Income within the same line as other compensation expenses. All other components of net periodic costs are outside of Operating Income. In addition, the updated guidance permits only the service cost component of net periodic costs to be capitalized to Inventory or Property, Plant and Equipment. This represents a change from previous guidance, which permitted all components of net periodic costs to be eligible for capitalization.
Duke Energy adopted this guidance on January 1, 2018. Under previous guidance, Duke Energy presented the total non-capitalized net periodic costs within Operation, maintenance and other on the Consolidated Statements of Operations. The adoption of this guidance resulted in a retrospective change to reclassify the presentation of the non-service cost (benefit) components of net periodic costs to Other income and expenses. Duke Energy utilized the practical expedient for retrospective presentation. The change in components of net periodic costs eligible for capitalization is applicable prospectively. Since Duke Energy’s service cost component is greater than the total net periodic costs, the change results in increased capitalization of net periodic costs, higher Operation, maintenance and other and higher Other income and expenses. The resulting prospective impact to Duke Energy is an immaterial increase in Net Income. See Note 22 for further information.
For Duke Energy, the retrospective change resulted in higher Operation, maintenance and other and higher Other income and expenses, net, of $156 million and $139 million for the years ended December 31, 2017, and 2016, respectively. There was no change to Net Income for these prior periods.
The following new accounting standards have been issued, but have not yet been adopted by the Duke Energy Registrants, as of December 31, 2018.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019. The guidance will be applied using a modified retrospective approach. Under the modified retrospective approach of adoption, prior year reported results are not restated and a cumulative-effect adjustment, if applicable, is recorded to retained earnings at January 1, 2019. Upon adoption, agreements considered leases for the use of certain aircraft, space on communication towers, industrial equipment, fleet vehicles, fuel transportation (barges and railcars), land and office space will be recognized on the balance sheet. Duke Energy expects to adopt the following practical expedients:

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Practical Expedient	Description	Election
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
Duke Energy plans to elect this practical expedient for all asset classes.
Duke Energy currently expects to record right-of-use assets and operating lease liabilities on its balance sheet as shown in approximate amounts in the table below:

(in millions)
Duke Energy	$1,700
Duke Energy Carolinas	150
Progress Energy	850
Duke Energy Progress	400
Duke Energy Florida	450
Duke Energy Ohio	25
Duke Energy Indiana	60
Piedmont	30
In addition to the recognition of operating leases on the balance sheet, Duke Energy expects additional disclosures including both finance and operating lease costs, short-term lease costs, variable lease costs, weighted-average remaining lease term as well as weighted-average discount rates. Duke Energy does not expect a material change to its financial statements from adoption of the new standard for contracts where it is the lessor.
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

FINANCIAL STATEMENTS	ACQUISITIONS AND DISPOSITIONS

Accounting Charges Related to the Acquisition
Duke Energy incurred pretax transaction and integration costs associated with the acquisition of $84 million, $103 million and $439 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts recorded on the Consolidated Statements of Operations in 2018 and 2017 were primarily system integration costs of $78 million and $71 million, respectively, related to combining the various operational and financial systems of Duke Energy and Piedmont, including a one-time software impairment resulting from planned accounting system and process integration in 2017. A $7 million charge was recorded within Impairment Charges, with the remaining $64 million recorded within Operation, maintenance and other in 2017.
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

•	Other transaction and integration costs of $101 million recorded to Operation, maintenance and other, including professional fees and severance charges.
The majority of transition and integration activities were completed by the end of 2018.
Pro Forma Financial Information
The following unaudited pro forma financial information reflects the combined results of operations of Duke Energy and Piedmont as if the merger had occurred as of January 1, 2015. The pro forma financial information does not include potential cost savings, intercompany revenues, Piedmont’s earnings from a certain equity method investment sold immediately prior to the merger or non-recurring transaction and integration costs incurred by Duke Energy and Piedmont. The after-tax transaction and integration costs incurred by Duke Energy and Piedmont were $279 million for the year ended December 31, 2016.
This information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy.

Year Ended December 31,
(in millions)	2016
Operating Revenues	$23,504
Net Income Attributable to Duke Energy Corporation	2,442
Piedmont's Earnings
Piedmont's revenues and net income included in Duke Energy's Consolidated Statements of Operations for the year ended December 31, 2016, were $367 million and $20 million, respectively. Piedmont's revenues and net income for the year ended December 31, 2016, include the impact of non-recurring transaction costs of $10 million and $46 million, respectively.
DISPOSITIONS
For the years ended December 31, 2018, and 2017, the Income (Loss) from Discontinued Operations, net of tax, was immaterial. The following table summarizes the Loss from Discontinued Operations, net of tax recorded on Duke Energy's Consolidated Statements of Operations for the year ended December 31, 2016:

Year Ended December 31,
(in millions)	2016
International Disposal Group	$(534)
Other(a)	126
Loss from Discontinued Operations, net of tax	$(408)

(a)	Amount represents an income tax benefit resulting from immaterial out of period deferred tax liability adjustments for previously sold businesses not related to the International Disposal Group.
2016 Sale of International Energy
In February 2016, Duke Energy announced it had initiated a process to divest the International Disposal Group, and in October 2016, announced it had entered into two separate purchase and sale agreements to execute the divestiture. Both sales closed in December of 2016, resulting in available cash proceeds of $1.9 billion, excluding transaction costs. Proceeds were primarily used to reduce the Parent debt. Existing favorable tax attributes result in no immediate U.S. federal-level cash tax impacts. Details of each transaction are as follows:

FINANCIAL STATEMENTS	ACQUISITIONS AND DISPOSITIONS

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
The following table presents the results of the International Disposal Group for the year ended December 31, 2016, which are included in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

Year Ended December 31,
(in millions)	2016
Operating Revenues	$988
Fuel used in electric generation and purchased power	227
Cost of natural gas	43
Operation, maintenance and other	341
Depreciation and amortization(a)	62
Property and other taxes	15
Impairment charges (b)	194
(Losses) Gains on Sales of Other Assets and Other, net	(3)
Other Income and Expenses, net	58
Interest Expense	82
Pretax loss on disposal(c)	(514)
Loss before income taxes(d)	(435)
Income tax expense(e)(f)	99
Loss from discontinued operations of the International Disposal Group	$(534)

(a)	Upon meeting the criteria for assets held for sale, beginning in the fourth quarter of 2016 depreciation expense ceased.

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

(d)	Pretax Loss attributable to Duke Energy Corporation was $(445) million for the year ended December 31, 2016.

(e)	Amount includes $126 million of income tax expense on the disposal, which primarily reflects in-country taxes incurred as a result of the sale. The after-tax loss on disposal was $640 million.

(f)	Amount includes an income tax benefit of $95 million. See Note 23, "Income Taxes," for additional information.
Duke Energy has elected not to separately disclose discontinued operations on the Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the International Disposal Group.

Year Ended December 31,
(in millions)	2016
Cash flows provided by (used in):
Operating activities	$204
Investing activities	(434)
Other Sale Related Matters
During 2017, Duke Energy provided certain transition services to CTG and I Squared Capital. Cash flows related to providing the transition services were not material as of December 31, 2017. All transition services related to the International Disposal Group ended in 2017. Additionally, Duke Energy will reimburse CTG and I Squared Capital for all tax obligations arising from the period preceding consummation on the transactions, and recorded a liability of $54 million and $78 million as of December 31, 2018, and 2017, respectively. Duke Energy has not recorded any other liabilities, contingent liabilities or indemnifications related to the International Disposal Group.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

3. BUSINESS SEGMENTS
Reportable segments are determined based on information used by the chief operating decision-maker in deciding how to allocate resources and evaluate the performance of the business. Duke Energy evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated on the Consolidated Financial Statements. Certain governance costs are allocated to each segment. In addition, direct interest expense and income taxes are included in segment income.
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
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs and Duke Energy’s wholly owned captive insurance company, Bison. Other also includes Duke Energy's interest in NMC. See Note 12 for additional information on the investment in NMC.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Year Ended December 31, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$22,242	$1,783	$477	$24,502	$19	$—	$24,521
Intersegment Revenues	31	98	—	129	70	(199)	—
Total Revenues	$22,273	$1,881	$477	$24,631	$89	$(199)	$24,521
Interest Expense	$1,288	$106	$88	$1,482	$657	$(45)	$2,094
Depreciation and amortization	3,523	245	155	3,923	152	(1)	4,074
Equity in earnings (losses) of unconsolidated affiliates	5	27	(1)	31	52	—	83
Income tax expense (benefit)(a)	799	78	(147)	730	(282)	—	448
Segment income (loss)(b)(c)(d)(e)	3,058	274	9	3,341	(694)	—	2,647
Add back noncontrolling interest component							(22)
Income from discontinued operations, net of tax							19
Net income							$2,644
Capital investments expenditures and acquisitions	$8,086	$1,133	$193	$9,412	$256	$—	$9,668
Segment assets	125,364	12,361	4,204	141,929	3,275	188	145,392

(a)
All segments include adjustments to the December 31, 2017 estimate of the income tax effects of the Tax Act. Electric Utilities and Infrastructure includes a $24 million expense, Gas Utilities and Infrastructure includes a $1 million expense, Commercial Renewables includes a $3 million benefit and Other includes a $2 million benefit. See Note 23 for additional information.

(b)
Electric Utilities and Infrastructure includes after-tax regulatory and legislative impairment charges of $202 million related to rate case orders, settlements or other actions of regulators or legislative bodies and an after-tax impairment charge of $46 million related to the Citrus County CC at Duke Energy Florida. See Note 4 for additional information.

(c)	Gas Utilities and Infrastructure includes an after-tax impairment charge of $42 million for the investment in Constitution. See Note 12 for additional information.

(d)	Commercial Renewables includes an impairment charge of $91 million, net of $2 million Noncontrolling interests, related to goodwill. See Note 11 for additional information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

(e)
Other includes $65 million of after-tax costs to achieve the Piedmont merger, $144 million of after-tax severance charges related to a companywide initiative and an $82 million after-tax loss on the sale of the retired Beckjord Generating Station described below. For additional information, see Note 2 for the Piedmont Merger and Note 20 for severance charges.

In February 2018, Duke Energy sold Beckjord, a nonregulated facility retired during 2014, and recorded a pretax loss of $106 million within (Losses) Gains on Sales of Other Assets and Other, net and $1 million within Operation, maintenance and other on Duke Energy's Consolidated Statements of Operations for the year ended December 31, 2018. The sale included the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.

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

(a)
All segments include impacts of the Tax Act. Electric Utilities and Infrastructure includes a $231 million benefit, Gas Utilities and Infrastructure includes a $26 million benefit, Commercial Renewables includes a $442 million benefit and Other includes charges of $597 million.

(b)	Electric Utilities and Infrastructure includes after-tax regulatory settlement charges of $98 million. See Note 4 for additional information.

(c)
Commercial Renewables includes after-tax impairment charges of $74 million related to certain wind projects and the Energy Management Solutions reporting unit. See Notes 10 and 11 for additional information.

(d)	Other includes $64 million of after-tax costs to achieve the Piedmont merger. See Note 2 for additional information.

	Year Ended December 31, 2016
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$21,336	$875	$484	$22,695	$48	$—	$22,743
Intersegment Revenues	30	26	—	56	69	(125)	—
Total Revenues	$21,366	$901	$484	$22,751	$117	$(125)	$22,743
Interest Expense	$1,136	$46	$53	$1,235	$693	$(12)	$1,916
Depreciation and amortization	2,897	115	130	3,142	152	—	3,294
Equity in earnings (losses) of unconsolidated affiliates(a)	5	19	(82)	(58)	43	—	(15)
Income tax expense (benefit)	1,672	90	(160)	1,602	(446)	—	1,156
Segment income (loss)(b)(c)	3,040	152	23	3,215	(645)	1	2,571
Add back noncontrolling interest component							7
Loss from discontinued operations, net of tax(d)							(408)
Net income							$2,170
Capital investments expenditures and acquisitions(e)	$6,649	$5,519	$857	$13,025	$190	$—	$13,215
Segment assets	114,993	10,760	4,377	130,130	2,443	188	132,761

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

(a)	Commercial Renewables includes a pretax impairment charge of $71 million. See Note 12 for additional information.

(b)	Other includes $329 million of after-tax costs to achieve mergers. See Note 2 for additional information on costs related to the Piedmont merger.

(c)	Other includes after-tax charges of $57 million related to cost savings initiatives. See Note 20 for further information.

(d)	Includes a loss on sale of the International Disposal Group. Refer to Note 2 for further information.

(e)
Other includes $26 million of capital investment expenditures related to the International Disposal Group. Gas Utilities and Infrastructure includes the Piedmont acquisition of $5 billion. See Note 2 for more information on the Piedmont acquisition.

Geographical Information
All assets and revenues from continuing operations are within the U.S.
Major Customers
For the year ended December 31, 2018, revenues from one customer of Duke Energy Progress are $633 million. Duke Energy Progress has one reportable segment, Electric Utilities and Infrastructure. No other Subsidiary Registrant has an individual customer representing more than 10 percent of its revenues.
Products and Services
The following table summarizes revenues of the reportable segments by type.

	Retail	Wholesale	Retail		Total
(in millions)	Electric	Electric	Natural Gas	Other	Revenues
2018
Electric Utilities and Infrastructure	$19,013	$2,345	$—	$915	$22,273
Gas Utilities and Infrastructure	—	—	1,817	64	1,881
Commercial Renewables	—	375	—	102	477
Total Reportable Segments	$19,013	$2,720	$1,817	$1,081	$24,631
2017
Electric Utilities and Infrastructure	$18,177	$2,104	$—	$1,050	$21,331
Gas Utilities and Infrastructure	—	—	1,732	104	1,836
Commercial Renewables	—	375	—	85	460
Total Reportable Segments	$18,177	$2,479	$1,732	$1,239	$23,627
2016
Electric Utilities and Infrastructure	$18,338	$2,095	$—	$933	$21,366
Gas Utilities and Infrastructure	—	—	871	30	901
Commercial Renewables	—	303	—	181	484
Total Reportable Segments	$18,338	$2,398	$871	$1,144	$22,751
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure.
Electric Utilities and Infrastructure transmits and distributes electricity in portions of Ohio and generates, distributes and sells electricity in portions of Northern Kentucky. Gas Utilities and Infrastructure transports and sells natural gas in portions of Ohio and Northern Kentucky. Both reportable segments conduct operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.
The remainder of Duke Energy Ohio's operations is presented as Other. In December 2018, the PUCO approved an order which allows the recovery or credit of revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from OVEC power plants. Due to the change in regulatory treatment of these amounts, OVEC revenues and expenses are now reflected in the Electric Utilities and Infrastructure segment. Previously, OVEC revenues and expense were included in Other. These amounts are deemed immaterial for Duke Energy Ohio. Therefore, no prior period amounts were restated. See Note 4 for additional information on the PUCO order.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

All Duke Energy Ohio assets and revenues from continuing operations are within the U.S.

	Year Ended December 31, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,450	$506	$1,956	$1	$1,957
Interest expense	$67	$24	$91	$1	$92
Depreciation and amortization	183	85	268	—	268
Income tax expense (benefit)	47	24	71	(28)	43
Segment income (loss)/Net income(a)	186	93	279	(103)	176
Capital expenditures	$655	$172	$827	$—	$827
Segment assets	5,643	2,874	8,517	38	8,555
(a)    Other includes the loss on the sale of Beckjord, see discussion above.

	Year Ended December 31, 2017
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,373	$508	$1,881	$42	$—	$1,923
Interest expense	$62	$28	$90	$1	$—	$91
Depreciation and amortization	178	83	261	—	—	261
Income tax expense (benefit)	40	39	79	(20)	—	59
Segment income (loss)	138	85	223	(30)	—	193
Loss from discontinued operations, net of tax						(1)
Net income						$192
Capital expenditures	$491	$195	$686	$—	$—	$686
Segment assets	5,066	2,758	7,824	66	(15)	7,875

	Year Ended December 31, 2016
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,410	$503	$1,913	$31	$—	$1,944
Interest expense	$58	$27	$85	$1	$—	$86
Depreciation and amortization	151	80	231	2	—	233
Income tax expense (benefit)	55	44	99	(21)	—	78
Segment income (loss)	154	77	231	(39)	—	192
Income from discontinued operations, net of tax						36
Net income						$228
Capital expenditures	$322	$154	$476	$—	$—	$476
Segment assets	4,782	2,696	7,478	62	(12)	7,528

FINANCIAL STATEMENTS	REGULATORY MATTERS

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

	Duke Energy		Progress Energy
	December 31,		December 31,
(in millions)	2018	2017	2018	2017
Regulatory Assets
AROs – coal ash	$4,255	$4,025	$2,061	$1,984
AROs – nuclear and other	772	852	601	655
Accrued pension and OPEB	2,654	2,249	1,074	906
Retired generation facilities	445	480	367	386
Debt fair value adjustment	1,099	1,197	—	—
Deferred asset – Lee COLA	383	—	—	—
Storm cost deferrals	1,117	531	953	526
Nuclear asset securitized balance, net	1,093	1,142	1,093	1,142
Hedge costs deferrals	204	234	74	94
Derivatives – natural gas supply contracts	141	142	—	—
Demand side management (DSM)/Energy efficiency (EE)	449	530	256	281
Grid modernization	31	39	—	—
Vacation accrual	213	213	41	42
Deferred fuel and purchased power	838	507	600	349
Nuclear deferral	133	119	46	35
Post-in-service carrying costs (PISCC) and deferred operating expenses	320	366	36	38
Transmission expansion obligation	39	46	—	—
Manufactured gas plant (MGP)	99	91	—	—
Advanced metering infrastructure (AMI)	367	362	127	150
NCEMPA deferrals	50	53	50	53
East Bend deferrals	47	45	—	—
Deferred pipeline integrity costs	65	54	—	—
Amounts due from customers	24	64	—	—
Other	784	538	322	110
Total regulatory assets	15,622	13,879	7,701	6,751
Less: current portion	2,005	1,437	1,137	741
Total noncurrent regulatory assets	$13,617	$12,442	$6,564	$6,010
Regulatory Liabilities
Costs of removal	$5,421	$5,968	$2,135	$2,537
AROs – nuclear and other	538	806	—	—
Net regulatory liability related to income taxes	8,058	8,113	2,710	2,802
Amounts to be refunded to customers	34	10	—	—
Storm reserve	—	20	—	—
Accrued pension and OPEB	301	146	149	—
Deferred fuel and purchased power	16	47	16	1
Other	1,064	622	319	179
Total regulatory liabilities	15,432	15,732	5,329	5,519
Less: current portion	598	402	280	213
Total noncurrent regulatory liabilities	$14,834	$15,330	$5,049	$5,306
Descriptions of regulatory assets and liabilities summarized in the tables above and below follow. See tables below for recovery and amortization periods at the separate registrants.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
Accrued pension and OPEB. Accrued pension and OPEB represent regulatory assets and liabilities related to each of the Duke Energy Registrants’ respective shares of unrecognized actuarial gains and losses and unrecognized prior service cost and credit attributable to Duke Energy’s pension plans and OPEB plans. The regulatory asset or liability is amortized with the recognition of actuarial gains and losses and prior service cost and credit to net periodic benefit costs for pension and OPEB plans. The accrued pension and OPEB regulatory asset is expected to be recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.
Retired generation facilities. Represents amounts to be recovered for facilities that have been retired and are probable of recovery.
Debt fair value adjustment. Purchase accounting adjustments recorded to state the carrying value of Progress Energy and Piedmont at fair value in connection with the 2012 and 2016 mergers, respectively. Amount is amortized over the life of the related debt.
Net regulatory asset or liability related to income taxes. Amounts for all registrants include regulatory liabilities related primarily to impacts from the Tax Act. See Note 23 for additional information. Amounts have no immediate impact on rate base as regulatory assets are offset by deferred tax liabilities.
Deferred asset – Lee COLA. Represents deferred costs incurred for the canceled Lee nuclear project.
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
Vacation accrual. Represents.vacation entitlement, which is generally recovered in the following year.
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
MGP. Represents remediation costs incurred at former MGP sites and the deferral of costs to be incurred at Duke Energy Ohio's East End and West End sites.
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
East Bend deferrals. Represents both deferred operating expenses and deferred depreciation as well as carrying costs on the portion of East Bend that was acquired from Dayton Power and Light and that had been previously operated as a jointly owned facility.
Deferred pipeline integrity costs. Represents pipeline integrity management costs in compliance with federal regulations recovered through a rider mechanism.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2018.
Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.
The restrictions discussed below were not a material amount of Duke Energy's and Progress Energy's net assets at December 31, 2018.
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
Duke Energy Ohio
Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO. Duke Energy Ohio received FERC and PUCO approval to pay dividends from its equity accounts that are reflective of the amount that it would have in its retained earnings account had push-down accounting for the Cinergy merger not been applied to Duke Energy Ohio’s balance sheet. The conditions include a commitment from Duke Energy Ohio that equity, adjusted to remove the impacts of push-down accounting, will not fall below 30 percent of total capital.
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
Duke Energy Carolinas and Duke Energy Progress
Grid Improvement – South Carolina
On June 22, 2018, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the PSCSC seeking an accounting order authorizing deferral of certain costs incurred in connection with grid reliability, resiliency and modernization work that is being performed under the companies’ grid improvement initiative. On October 3, 2018, the PSCSC granted Duke Energy Carolinas' and Duke Energy Progress' joint petition, which authorizes the deferral of these costs until the rate effective dates of each Company’s next general rate case.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Hurricane Florence, Hurricane Michael and Winter Storm Diego
In September 2018, Hurricane Florence made landfall and inflicted severe damage to the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 2 million customers were impacted. The companies incurred approximately $500 million in incremental operation and maintenance expenses ($70 million and $430 million for Duke Energy Carolinas and Duke Energy Progress, respectively,) and approximately $90 million in capital costs ($5 million and $85 million for Duke Energy Carolinas and Duke Energy Progress, respectively,) which are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2018, resulting from the hurricane restoration efforts. Most of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2018. The balance of operation and maintenance expenses are included in Operation, maintenance and other on the Consolidated Statements of Operations for the year ended December 31, 2018.
In October 2018, the remnants of Hurricane Michael inflicted severe damage to the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 1 million customers were impacted. The companies incurred approximately $100 million in incremental operation and maintenance expenses ($75 million and $25 million for Duke Energy Carolinas and Duke Energy Progress, respectively,) and approximately $21 million in capital costs ($12 million and $9 million for Duke Energy Carolinas and Duke Energy Progress, respectively,) which are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2018, resulting from the hurricane restoration efforts. Most of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2018. The balance of operation and maintenance expenses are included in Operation, maintenance and other on the Consolidated Statements of Operations for the year ended December 31, 2018.
In December 2018, Winter Storm Diego inflicted severe damage to the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 800,000 customers were impacted. The companies incurred approximately $85 million in incremental operation and maintenance expenses ($60 million and $25 million for Duke Energy Carolinas and Duke Energy Progress, respectively,) and approximately $9 million in capital costs ($7 million and $2 million for Duke Energy Carolinas and Duke Energy Progress, respectively,) which are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2018, resulting from the winter storm restoration efforts. Most of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2018. The balance of operation and maintenance expenses are included in Operation, maintenance and other on the Consolidated Statements of Operations for the year ended December 31, 2018.
On December 21, 2018, Duke Energy Carolinas and Duke Energy Progress filed with the NCUC petitions for approval to defer the incremental costs incurred to a regulatory asset for recovery in the next base rate case. The NCUC issued an order requesting comments on the deferral positions. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter. Duke Energy Progress filed a similar request with the PSCSC on January 11, 2019, which also included a request for the continuation of prior deferrals requested for ice storms and Hurricane Matthew, and on January 30, 2019, the PSCSC issued a directive approving the deferral request.
North Carolina State Corporate Income Tax
On December 12, 2018, Duke Energy Carolinas and Duke Energy Progress filed requests to reduce their rates effective January 1, 2019, based on a reduction in North Carolina’s corporate income tax rate from 3 to 2.5 percent, as enacted by the General Assembly in Session Law 2017-57, which became law on June 28, 2017, with an effective date of January 1, 2019. On December 17, 2018, the NCUC issued orders approving the Duke Energy Carolinas and Duke Energy Progress rate decrements.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Carolinas
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Carolinas' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2018	2017	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,725	$1,645	(i)	(b)
Accrued pension and OPEB	581	410		(j)
Retired generation facilities(c)	21	29	X	2023
Deferred Asset – Lee COLA	383	—		(b)
Storm cost deferrals	160	—	X	(b)
Hedge costs deferrals(c)	101	109	X	2041
DSM/EE	169	210	(h)	(h)
Vacation accrual	78	83	(e)	2019
Deferred fuel and purchased power	196	140	(f)	2020
Nuclear deferral	87	84		2020
PISCC(c)	34	35	X	(b)
AMI	176	185	X	(b)
Other	266	222		(b)
Total regulatory assets	3,977	3,152
Less: current portion	520	299
Total noncurrent regulatory assets	$3,457	$2,853
Regulatory Liabilities(a)
Costs of removal(c)	$1,968	$2,054	X	(g)
ARO – nuclear and other	538	806		(b)
Net regulatory liability related to income taxes(d)	3,082	3,028		(b)
Storm reserve(c)	—	20		(b)
Accrued pension and OPEB	38	44		(j)
Deferred fuel and purchased power	—	46	(f)	2020
Other	572	359		(b)
Total regulatory liabilities	6,198	6,357
Less: current portion	199	126
Total noncurrent regulatory liabilities	$5,999	$6,231

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Includes regulatory liabilities related to the change in the federal tax rate as a result of the Tax Act and the change in the North Carolina tax rate, both discussed in Note 23.

(e)	Earns a return on outstanding balance in North Carolina.

(f)	Pays interest on over-recovered costs in North Carolina. Includes certain purchased power costs in North Carolina and South Carolina and costs of distributed energy in South Carolina.

(g)	Recovered over the life of the associated assets.

(h)	Includes incentives on DSM/EE investments and is recovered through an annual rider mechanism.

(i)	Earns a debt and equity return on coal ash expenditures for North Carolina and South Carolina retail customers as permitted by various regulatory orders.

(j)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million, which represented an approximate 13.6 percent increase in annual base revenues. The rate increase was driven by capital investments subsequent to the previous base rate case, including the W.S. Lee CC discussed below, grid improvement projects, AMI, investments in customer service technologies, costs of complying with CCR regulations and the Coal Ash Act and recovery of costs related to licensing and development of the Lee Nuclear Station discussed below.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On February 28, 2018, Duke Energy Carolinas and the North Carolina Public Staff (Public Staff) filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, Duke Energy Carolinas recorded a pretax charge of approximately $4 million to Operation, maintenance and other on the Consolidated Statements of Operations.
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
On June 22, 2018, the NCUC issued an order approving the Stipulation of Partial Settlement and requiring a revenue reduction. The order also included the following material components not covered in the Stipulation:

•	Recovery of $554 million of deferred coal ash basin closure costs over a five-year period with a return at Duke Energy Carolinas' WACC;

•	Assessment of a $70 million management penalty ratably over a five-year period by reducing the annual recovery of the deferred coal ash costs;

•
Denial of Duke Energy Carolinas' request for recovery of future estimated ongoing annual coal ash costs of $201 million with approval to defer such costs with a return at Duke Energy Carolinas' WACC, to be considered for recovery in the next rate case;

•	Inclusion in rates of costs related to the W.S. Lee CC, two new solar facilities, and AMI deployment as requested;

•	Recovery of Lee Nuclear Station licensing and development cost of $347 million over a 12-year period, but denial of a return on the deferred balance of costs;

•
Reduction in revenue related to lower income tax expense resulting from the Tax Act, and a requirement to maintain all excess deferred income tax (EDIT) resulting from the Tax Act in a regulatory liability account pending flow back to customers as approved by the commission at the earlier of three years or Duke Energy Carolinas’ next general rate case proceeding; and

•
Denial of the proposed Grid Rider Stipulation related to grid improvement costs and denial of deferral accounting treatment of the costs at this time. Duke Energy Carolinas may petition for deferral of grid modernization costs outside of a general rate case proceeding if it can show financial hardship or a stipulation that includes greater consensus among intervening parties on costs being classified as grid modernization.

As a result of the Order, Duke Energy Carolinas recorded a pretax charge of approximately $150 million to Impairment charges and Operation, maintenance and other on the Consolidated Statements of Operations. The charge is primarily related to the denial of a return on the Lee Nuclear Project and for previously recognized return impacted by the coal ash management penalty described above. On July 27, 2018, NCUC approved Duke Energy Carolinas' compliance filing. As a result, revised customer rates were effective on August 1, 2018.
On July 20, 2018, the North Carolina Attorney General filed a Notice of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Attorney General contends the commission’s order should be reversed and remanded, as it is in excess of the commission’s statutory authority; affected by errors of law; unsupported by competent, material and substantial evidence in view of the entire record as submitted; and arbitrary or capricious. The Sierra Club, North Carolina Sustainable Energy Association, North Carolina Justice Center, North Carolina Housing Coalition, Natural Resource Defense Council and Southern Alliance for Clean Energy have also filed Notices of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction. On August 8, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Public Staff contends the commission’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by substantial evidence with regard to the commission’s failure to consider substantial evidence of coal ash related environmental violations. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Carolinas and Duke Energy Progress appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. On November 29, 2018, the North Carolina Supreme Court adopted a schedule for briefing set forth in the motion to consolidate the Duke Energy Carolinas and Duke Energy Progress appeals. The Appellee response briefs are due July 29, 2019. Duke Energy Carolinas cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Carolinas filed an application with the PSCSC for a rate increase for retail customers of approximately $168 million, which represents an approximate 10.0 percent increase in retail revenues. The rate increase is driven by capital investments and environmental compliance progress made by Duke Energy Carolinas since its previous rate case, including the further implementation of Duke Energy Carolinas’ generation modernization program, which consists of retiring, replacing and upgrading generation plants, investments in customer service technologies and continued investments in base work to maintain its transmission and distribution systems. The request includes net tax benefits resulting from the Tax Act of $66 million to reflect the change in ongoing tax expense, primarily from the reduction in the federal income tax rate from 35 to 21 percent, and $46 million to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change and benefits of $17 million from a reduction in North Carolina state income taxes allocable to South Carolina.
Duke Energy Carolinas also requested approval of its proposed Grid Improvement Plan, adjustments to its Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $242 million of deferred coal ash related compliance costs, grid investments between rate changes, incremental depreciation expense, a result of new depreciation rates from the depreciation study approved in the 2017 North Carolina Rate Case above, and the balance of development costs associated with the cancellation of the Lee Nuclear Project. Finally, Duke Energy Carolinas sought approval to establish a reserve and accrual for end of life nuclear costs for nuclear fuel and materials and supplies. An evidentiary hearing is scheduled to begin on March 21, 2019, and a decision and revised customer rates are expected by mid-2019. Duke Energy Carolinas cannot predict the outcome of this matter.
FERC Formula Rate Matter
On July 31, 2017, PMPA filed a complaint with FERC alleging that Duke Energy Carolinas misapplied the formula rate under the PPA between the parties by including in its rates amortization expense associated with regulatory assets and recorded in a certain account without FERC approval. On February 15, 2018, FERC issued an order ruling in favor of PMPA and ordered Duke Energy Carolinas to refund to PMPA all amounts improperly collected under the PPA. Duke Energy Carolinas has issued to PMPA and similarly situated wholesale customers refunds of approximately $25 million. FERC also set the matter for settlement and hearing. PMPA and other customers filed a protest to Duke Energy Carolinas' refund report claiming that the refunds are inadequate in that (1) Duke Energy Carolinas invoked the limitations periods in the contracts to limit the time period for which the refunds were paid and the customers disagree that this limitation applies, and (2) Duke Energy Carolinas refunded only amounts recovered through a certain account and the customers have asserted that the order applies to all regulatory assets. On July 3, 2018, FERC issued an order accepting Duke Energy Carolinas' refund report and ruling that these two claims are outside the scope of FERC's February order. The settlement agreements and revised formula rates for all parties to the proceeding were filed on December 28, 2018. Duke Energy Carolinas cannot predict the outcome of this matter.
W.S. Lee CC
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and NCEMC a CECPCN for the construction and operation of a 750-megawatt (MW) combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and its share of the cost to build the facility was approximately $650 million, including AFUDC. Approximately $600 million is being recovered through base rate or deferral filings in North Carolina and South Carolina. The remaining amount will be included in future rate filings. The project commenced commercial operation on April 5, 2018. NCEMC owns approximately 13 percent of the project.
Lee Nuclear Station
In December 2007, Duke Energy Carolinas applied to the NRC for COLs for two Westinghouse AP1000 reactors for the proposed William States Lee III Nuclear Station to be located at a site in Cherokee County, South Carolina. The NCUC and PSCSC concurred with the prudency of Duke Energy Carolinas incurring certain project development and preconstruction costs through several separately issued orders, although full cost recovery is not guaranteed. In December 2016, the NRC issued a COL for each reactor. Duke Energy Carolinas is not required to build the nuclear reactors as a result of the COLs being issued.
The Duke Energy Carolinas 2017 North Carolina Rate Case filing discussed above included a request to cancel the development of the Lee Nuclear project, recover incurred licensing and development costs and maintain the license issued by the NRC as an option for potential future development. The cancellation request was due to the Westinghouse bankruptcy filing and other market activity. The NCUC Order issued on June 22, 2018, approved the cancellation of the Lee Nuclear Project, allowed Duke Energy Carolinas to continue to maintain the COLs, provided for recovery of the North Carolina retail allocation of project development costs, including AFUDC accrued through December 31, 2017, over 12 years and disallowed any return on the unamortized balance during the 12-year recovery period.
Given the repeal of certain sections of the Base Load Review Act in South Carolina combined with the cancellation of the project, Duke Energy Carolinas determined that it was no longer probable it would be allowed a return on its share of project development costs attributable to South Carolina. As a result, Duke Energy Carolinas recorded a pretax impairment in the second quarter of 2018 of $29 million within Impairment charges on the Consolidated Statements of Operations and Comprehensive Income.
South Carolina Petition
On June 22, 2018, Duke Energy Carolinas filed a petition with the PSCSC requesting an accounting order to defer certain costs incurred in connection with the addition of the W.S. Lee CC, the ongoing deployment of Duke Energy Carolinas new billing and Customer Information System and the addition of the Carolinas West Primary Distribution Control Center. This request totaling approximately $33 million was approved on July 25, 2018.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Sale of Hydroelectric (Hydro) Plants
In May 2018, Duke Energy Carolinas entered an agreement for the sale of five hydro plants with a combined 18.7-MW generation capacity in the Western Carolinas region to Northbrook Energy. The completion of the transaction is subject to approval from FERC for the four FERC-licensed plants, as well as other state regulatory agencies and is contingent upon regulatory approval from the NCUC and PSCSC to defer the total estimated loss on the sale of approximately $40 million. On July 5, 2018, Duke Energy Carolinas filed with NCUC for approval of the sale of the five hydro plants to Northbrook, to transfer the CPCNs for the four North Carolina hydro plants and to establish a regulatory asset for the North Carolina retail portion of the difference between sales proceeds and net book value. On September 4, 2018, the Public Staff filed comments supporting the CPCN transfer with conditions. On September 18, 2018, Duke Energy Carolinas filed reply comments opposing the Public Staff’s proposed conditions. On November 29, 2018, the NCUC issued a procedural order and held an evidentiary hearing on this matter on February 5, 2019. On August 28, 2018, Duke Energy Carolinas filed with PSCSC its Application for Approval of Transfer and Sale of Hydroelectric Generation Facilities, Acceptance for Filing of a Power Purchase Agreement and an Accounting Order to Establish a Regulatory Asset. On September 10, 2018, the ORS provided a letter to the commission stating its position on the application and on September 18, 2018, Duke Energy Carolinas requested this matter be carried over to allow Duke Energy Carolinas time to discuss certain accounting issues with the ORS. On August 9, 2018, Duke Energy Carolinas and Northbrook filed a joint Application for Transfer of Licenses with the FERC. On December 27, 2018, the FERC issued its Order Approving Transfer of Licenses (“Order”) for the four FERC-licensed hydro plants. On January 18, 2019, Duke Energy Carolinas and Northbrook Carolina Hydro II, LLC requested a six-month extension of time to comply with the requirement of the Order that Northbrook submit to FERC certified copies of all instruments of conveyance and signed acceptance sheets within 60 days of the date of the Order, given that compliance by the deadline set in the Order is not possible because the conveyance of the projects is contingent on the receipt of state regulatory approvals, which are not anticipated to be issued by February 25, 2019.
If commission approvals are not received, Duke Energy Carolinas can cancel the sales agreement and retain the hydro facilities. If commission approvals are received, the closing is expected to occur during the second quarter of 2019. After closing, Duke Energy Carolinas will purchase all the capacity and energy generated by these facilities at the avoided cost for five years through power purchase agreements. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Progress' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2018	2017	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$2,051	$1,975	(h)	(b)
AROs – nuclear and other	429	359		(c)
Accrued pension and OPEB	542	430		(k)
Retired generation facilities	148	170	X	(b)
Storm cost deferrals(d)	571	150	X	(b)
Hedge costs deferrals	54	64		(b)
DSM/EE(e)	235	264	(i)	(i)
Vacation accrual	41	42		2019
Deferred fuel and purchased power	397	130	(f)	2020
Nuclear deferral	46	35		2020
PISCC and deferred operating expenses	36	38	X	2054
AMI	67	75		(b)
NCEMPA deferrals	50	53	(g)	2042
Other	147	74		(b)
Total regulatory assets	4,814	3,859
Less: current portion	703	352
Total noncurrent regulatory assets	$4,111	$3,507
Regulatory Liabilities(a)
Costs of removal	$1,878	$2,122	X	(j)
Accrued pension and OPEB	93	—		(k)
Net regulatory liability related to income taxes(l)	1,863	1,854		(b)
Deferred fuel and purchased power	—	1	(f)	2020
Other	299	161		(b)
Total regulatory liabilities	4,133	4,138
Less: current portion	178	139
Total noncurrent regulatory liabilities	$3,955	$3,999

FINANCIAL STATEMENTS	REGULATORY MATTERS

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Recovery period for costs related to nuclear facilities runs through the decommissioning period of each unit.

(d)	South Carolina storm costs are included in rate base.

(e)	Included in rate base.

(f)	Pays interest on over-recovered costs in North Carolina. Includes certain purchased power costs in North Carolina and South Carolina and costs of distributed energy in South Carolina.

(g)	South Carolina retail allocated costs are earning a return.

(h)	Earns a debt and equity return on coal ash expenditures for North Carolina and South Carolina retail customers as permitted by various regulatory orders.

(i)	Includes incentives on DSM/EE investments and is recovered through an annual rider mechanism.

(j)	Recovered over the life of the associated assets.

(k)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.

(l)	Includes regulatory liabilities related to the change in the federal tax rate as a result of the Tax Act and the change in the North Carolina tax rate, both discussed in Note 23.
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
On November 22, 2017, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, in 2017 Duke Energy Progress recorded pretax charges totaling approximately $25 million to Impairment charges and Operation, maintenance and other on the Consolidated Statements of Operations, principally related to disallowances from rate base of certain projects at the Mayo and Sutton plants. On February 23, 2018, the NCUC issued an order approving the stipulation. The order also included the following material components not covered in the stipulation:

•
Recovery of the remaining $234 million of deferred coal ash basin closure costs over a five-year period with a return at Duke Energy Progress' WACC, excluding $10 million of retail deferred coal ash basin costs related to ash hauling at Duke Energy Progress' Asheville Plant;

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

The order also impacted certain amounts that were similarly recorded on Duke Energy Carolinas' Consolidated Balance Sheets. As a result of the order, Duke Energy Progress and Duke Energy Carolinas recorded pretax charges of $68 million and $14 million, respectively, in the first quarter of 2018 to Impairment charges, Operation, maintenance and other and Interest Expense on the Consolidated Statements of Operations. These charges primarily related to the coal ash basin disallowance and previously recognized return impacted by the coal ash management penalty and deferred storm cost adjustments. Revised customer rates became effective on March 16, 2018.
On May 15, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court from the February 23, 2018, Order Accepting Stipulation, Deciding Contested Issues and Granting Partial Rate Increase issued by the NCUC. The Public Staff contend the commission’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by competent, material and substantial evidence in view of the entire record as submitted. The North Carolina Attorney General and Sierra Club have also filed Notices of Appeal to the North Carolina Supreme Court from the February 23, 2018, Order Accepting Stipulation, Deciding Contested Issues and Granting Partial Rate Increase. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Progress and Duke Energy Carolinas appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. On November 29, 2018, the North Carolina Supreme Court adopted a schedule for briefing set forth in the motion to consolidate the Duke Energy Progress and Duke Energy Carolinas appeals. The Appellee response briefs are due July 29, 2019. Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

2016 South Carolina Rate Case
In December 2016, the PSCSC approved a rate case settlement agreement among the ORS, intervenors and Duke Energy Progress. Terms of the settlement agreement included an approximate $56 million increase in revenues over a two-year period. An increase of approximately $38 million in revenues was effective January 1, 2017, and an additional increase of approximately $19 million in revenues was effective January 1, 2018. Duke Energy Progress amortized approximately $19 million from the cost of removal reserve in 2017. Other settlement terms included a rate of return on equity of 10.1 percent, recovery of coal ash costs incurred from January 1, 2015, through June 30, 2016, over a 15‑year period and ongoing deferral of allocated ash basin closure costs from July 1, 2016, until the next base rate case. The settlement also provides that Duke Energy Progress will not seek an increase in rates in South Carolina to occur prior to 2019, with limited exceptions.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Progress filed an application with the PSCSC for a rate increase for retail customers of approximately $59 million, which represents an approximate 10.3 percent increase in annual base revenues. The rate increase is driven by capital investments and environmental compliance progress made by Duke Energy Progress since its previous rate case, including the further implementation of Duke Energy Progress’ generation modernization program, which consists of retiring, replacing and upgrading generation plants, investments in customer service technologies and continued investments in base work to maintain its transmission and distribution systems. The request includes net tax benefits of $15 million consisting of a $12 million increase due to the expiration of EDITs related to reductions in North Carolina state income taxes allocable to South Carolina and decreases resulting from the Tax Act of $17 million to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35 to 21 percent, and $10 million to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change.
Duke Energy Progress also requested approval of its proposed Grid Improvement Plan, approval of a Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $51 million of deferred coal ash related compliance costs, AMI deployment, grid investments between rate changes and regulatory asset treatment related to the retirement of a generating plant located in Asheville, North Carolina. Finally, Duke Energy Progress sought approval to establish a reserve and accrual for end of life nuclear costs for materials and supplies and nuclear fuel. An evidentiary hearing is scheduled to begin on April 11, 2019, and a decision and revised customer rates are expected by mid-2019. Duke Energy Progress cannot predict the outcome of this matter.
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
On October 8, 2018, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Hot Springs Microgrid Solar and Battery Storage Facility. On November 30, 2018, the NCUC issued an order scheduling hearings, requiring filing of testimony, establishing discovery guidelines and requiring public notice. On February 7, 2019, Duke Energy Progress made a joint filing with the Public Staff, which accepted the Public Staff’s proposed conditions and requested that the NCUC cancel the evidentiary hearing. Duke Energy Progress cannot predict the outcome of this matter.
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $327 million and $385 million is included in Generation facilities to be retired, net on Duke Energy Progress' Consolidated Balance Sheets as of December 31, 2018, and 2017, respectively. Duke Energy Progress' request for a regulatory asset at the time of retirement with amortization over a 10-year period was approved by the NCUC on February 23, 2018.
Shearon Harris Nuclear Plant Expansion
In 2006, Duke Energy Progress selected a site at Harris to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse AP1000 reactors at Harris, which the NRC docketed for review. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. The NCUC and PSCSC approved deferral of retail costs. Total deferred costs are approximately $43 million as of December 31, 2018, and are recorded in Regulatory assets on Duke Energy Progress’ Consolidated Balance Sheets. On November 17, 2016, the FERC approved Duke Energy Progress’ rate recovery request filing for the wholesale ratepayers’ share of the abandonment costs, including a debt-only return to be recovered through revised formula rates and amortized over a 15-year period beginning May 1, 2014. As part of the settlement agreement for the 2017 North Carolina Rate Case discussed above, Duke Energy Progress will amortize the regulatory asset over an eight-year period. NCUC approved the settlement on February 23, 2018.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
Tax Act
As ordered by the NCUC on October 5, 2018, Duke Energy Progress filed a proposal on October 25, 2018, to adjust rates to reflect the reduction in federal corporate income tax rate from 35 to 21 percent for taxable years beginning after December 31, 2017, as outlined in the Tax Act. Duke Energy Progress proposed that this rate decrement be effective for service rendered on and after December 1, 2018. On November 28, 2018, the NCUC approved the proposal to implement the change in the federal corporate income tax rate and effective December 1, 2018, Duke Energy Progress implemented the rate reduction. Also, as ordered by the NCUC on October 5, 2018, Duke Energy Progress shall continue to hold in a deferred regulatory liability account the difference between revenues billed under the prior federal corporate income tax rate and the federal corporate income tax rate resulting from the Tax Act for the period January 1, 2018 through November 30, 2018. The disposition of such regulatory liability may be considered in Duke Energy Progress' next general rate case proceeding or in three years, whichever is sooner. EDIT related to the corporate income tax rate reduction shall be held in a deferred tax regulatory liability account until they can be addressed for ratemaking purposes in the next general rate case proceeding or in three years, whichever is sooner.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Florida
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2018	2017	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash(c)	$10	$9		(b)
AROs – nuclear and other(c)	172	296		(b)
Accrued pension and OPEB(c)	532	476	X	(g)
Retired generation facilities(c)	219	216	X	(b)
Storm cost deferrals(c)(h)	382	376	(e)	2021
Nuclear asset securitized balance, net	1,093	1,142		2036
Hedge costs deferrals	20	30		2020
DSM/EE(c)	21	17	X	2023
Deferred fuel and purchased power(c)	203	219	(f)	2020
AMI(c)	60	75	X	2032
Other	176	36	(d)	(b)
Total regulatory assets	2,888	2,892
Less: current portion	434	389
Total noncurrent regulatory assets	$2,454	$2,503
Regulatory Liabilities(a)
Costs of removal(c)	$257	$415	(d)	(b)
Net regulatory liability related to income taxes(c)	847	948		(b)
Accrued pension and OPEB	56	—	X	(g)
Deferred fuel and purchased power(c)	16	—	(f)	2020
Other	20	18	(d)	(b)
Total regulatory liabilities	1,196	1,381
Less: current portion	102	74
Total noncurrent regulatory liabilities	$1,094	$1,307

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Certain costs earn a return.

(e)	Earns a debt return/interest once collections begin.

(f)	Earns commercial paper rate.

(g)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.

(h)	Balance includes $165 million for Hurricane Michael. Duke Energy Florida expects to seek recovery of these costs in the first half of 2019.
Storm Restoration Cost Recovery
In September 2017, Duke Energy Florida’s service territory suffered significant damage from Hurricane Irma, resulting in approximately 1 million customers experiencing outages. In the fourth quarter of 2017, Duke Energy Florida also incurred preparation costs related to Hurricane Nate. On December 28, 2017, Duke Energy Florida filed a petition with the FPSC to recover incremental storm restoration costs for Hurricane Irma and Hurricane Nate and to replenish the storm reserve. On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately mid-2021. On May 31, 2018, Duke Energy Florida filed a petition for approval of actual storm restoration costs and associated recovery process related to Hurricane Irma and Hurricane Nate. The petition is seeking the approval for the recovery in the amount of $510 million in actual recoverable storm restoration costs, including the replenishment of Duke Energy Florida’s storm reserve of $132 million, and the process for recovering these recoverable storm costs. On August 20, 2018, the FPSC approved Duke Energy Florida's unopposed Motion for Continuance filed August 17, 2018, to allow for an evidentiary hearing in this matter. On January 28, 2019, Duke Energy Florida made a supplemental filing to reduce the total storm cost recovery from $510 million to $508 million. The commission has scheduled the hearing to begin on May 21, 2019. At December 31, 2018, Duke Energy Florida's Consolidated Balance Sheets included approximately $217 million of recoverable costs under the FPSC's storm rule in Regulatory assets within Current Assets and Other Noncurrent Assets related to storm recovery for Hurricane Irma and Hurricane Nate. Duke Energy Florida cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

In October 2018, Duke Energy Florida’s service territory suffered damage when Hurricane Michael made landfall as a strong Category 4 hurricane with maximum sustained winds of 155 mph. The storm caused catastrophic damage from wind and storm surge, particularly from Panama City Beach to Mexico Beach, resulting in widespread outages and significant damage to transmission and distribution facilities across the central Florida Panhandle. In response to Hurricane Michael, Duke Energy Florida restored service to approximately 72,000 customers. Duke Energy Florida incurred approximately $200 million of costs resulting from the hurricane restoration efforts. Approximately $35 million of the costs are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2018. The remaining $165 million of costs represent recoverable costs under the FPSC’s storm rule and Duke Energy Florida's Open Access Transmission Tariff formula rates and are included in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2018. Duke Energy Florida anticipates filing a petition with the FPSC in the first half of 2019 to recover these costs, consistent with the provisions in the 2017 Settlement. Duke Energy Florida cannot predict the outcome of this matter.
Tax Act
Pursuant to Duke Energy Florida's 2017 Settlement, on May 31, 2018, Duke Energy Florida filed a petition related to the Tax Act, which included revenue requirement impacts of annual tax savings of $134 million and estimated annual amortization of EDIT of $67 million for a total of $201 million. Of this amount, $50 million would be offset by accelerated depreciation of Crystal River 4 and 5 coal units and an estimated $151 million would be offset by Hurricane Irma storm cost recovery as explained in the Storm Restoration Cost Recovery section above. On December 27, 2018, Duke Energy Florida filed actual EDIT balances and amortization based on its 2017 filed tax return. This increased the revenue requirement impact of the amortization of EDIT by $4 million, from $67 million to $71 million. On January 8, 2019, the FPSC approved a joint motion by Duke Energy Florida and the Office of Public Counsel resolving all stipulated positions. As part of that stipulation, Duke Energy Florida will seek a Private Letter Ruling from the IRS on its treatment of COR as mostly protected by tax normalization rules. If the IRS rules that COR is not protected by tax normalization rules, then Duke Energy Florida will make a final adjustment to the amortization of EDIT and an adjustment to the storm recovery amount retroactive to January 2018. Duke Energy Florida cannot predict the outcome of this matter.
Citrus County CC
On October 2, 2014, the FPSC granted Duke Energy Florida a Determination of Need for the construction of a 1,640-MW combined-cycle natural gas plant in Citrus County, Florida. At that time, the estimated cost of the facility was $1.5 billion, including AFUDC. On May 5, 2015, the Florida Department of Environmental Protection approved Duke Energy Florida's Site Certification Application and construction began in October 2015. On July 10, 2018, the FPSC approved Duke Energy Florida's request to include the annual revenue requirement of $200 million for the new Citrus County combined-cycle units in base rates. The first 820-MW power block came on-line on October 26, 2018, and the rate increase for this unit was effective in December 2018. The second 820-MW power block came on-line November 24, 2018. The rate increase for the second unit was effective in January 2019. The ultimate cost of the facility is estimated to be $1.6 billion, and Duke Energy Florida recorded Impairment charges on Duke Energy’s Consolidated Statements of Operations of $60 million in the fourth quarter of 2018 for the overrun, which may change in light of recoveries from the EPC contractor. The plant began receiving natural gas from the Sabal Trail pipeline in August 2018. As a result of the combined-cycle natural gas plant coming on-line, Crystal River coal-fired units 1 and 2 were retired in December 2018. See Note 5 for additional information on Citrus.
Solar Base Rate Adjustment
On July 31, 2018, Duke Energy Florida petitioned the FPSC to include in base rates the revenue requirements for its first two solar generation projects, the Hamilton Project and the Columbia Project, as authorized by the 2017 Settlement. The Hamilton Project, which was placed into service on December 22, 2018, has an annual retail revenue requirement of $15 million and the increase was effective in January 2019. The Columbia Project has a projected annual revenue requirement of $14 million and a projected in-service date in early 2020; the associated rate increase would take place with the first month’s billing cycle after the Columbia Project goes into service. At its October 30, 2018, Agenda Conference, the FPSC approved the rate increase related to the Hamilton Project to go into effect beginning with the first billing cycle in January 2019 under its file and suspend authority. Rates are subject to true up pending the outcome of the final hearing, which is scheduled to take place on April 2, 2019. Duke Energy Florida cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Ohio
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Ohio's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2018	2017	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$20	$17	X	(b)
Accrued pension and OPEB	146	139		(g)
Storm cost deferrals	4	5		2023
Hedge costs deferrals	5	6		(b)
DSM/EE	10	18	(f)	(e)
Grid modernization	31	39	X	(e)
Vacation accrual	5	5		2019
Deferred fuel and purchased power	2	—		2019
PISCC and deferred operating expenses(c)	17	19	X	2083
Transmission expansion obligation	43	50		(e)
MGP	99	91		(b)
AMI	46	6		(b)
East Bend deferrals	47	45	X	(b)
Deferred pipeline integrity costs	14	12	X	(b)
Other	75	42		(b)
Total regulatory assets	564	494
Less: current portion	33	49
Total noncurrent regulatory assets	$531	$445
Regulatory Liabilities(a)
Costs of removal	$126	$189		(d)
Net regulatory liability related to income taxes	678	688		(b)
Accrued pension and OPEB	18	16		(g)
Other	75	34		(b)
Total regulatory liabilities	897	927
Less: current portion	57	36
Total noncurrent regulatory liabilities	$840	$891

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Recovery over the life of the associated assets.

(e)	Recovered via a rider mechanism.

(f)	Includes incentives on DSM/EE investments.

(g)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.
2017 Electric Security Plan
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an ESP. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO, including, but not limited to, its Electric Base Rate Case. Additionally, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation and Recommendation (Stipulation) with the PUCO resolving certain issues in this proceeding. The term of the ESP would be from June 1, 2018, to May 31, 2025, and includes continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. The Stipulation establishes a regulatory model for the next seven years via the approval of the ESP and continues the current model for procuring supply for non-shopping customers, including recovery mechanisms. On December 19, 2018, the PUCO approved the Stipulation without material modification. Several parties have filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio requested an estimated annual increase of approximately $15 million and a return on equity of 10.4 percent. The application also included requests to continue certain current riders and establish new riders. On September 26, 2017, the PUCO staff filed a report recommending a revenue decrease between approximately $18 million and $29 million and a return on equity between 9.22 percent and 10.24 percent. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases pending before the PUCO. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO resolving numerous issues including those in this base rate proceeding. Major components of the Stipulation related to the base distribution rate case include a $19 million decrease in annual base distribution revenue with a return on equity unchanged from the current rate of 9.84 percent based upon a capital structure of 50.75 percent equity and 49.25 percent debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ends as these costs will be recovered through base rates. The Stipulation also renews 14 existing riders, some of which were included in the company's ESP, and adds two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the PowerForward Rider to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, began to reflect the lower federal income tax rate associated with the Tax Act with updates to customers’ bills beginning April 1, 2018. This change reduces electric revenue by approximately $20 million on an annualized basis. On December 19, 2018, the PUCO approved the Stipulation without material modification. New base rates were implemented effective January 2, 2019. Several parties have filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. Duke Energy Ohio cannot predict the outcome of this matter.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing price stabilization rider (Rider PSR), which is currently set at zero dollars, to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. Duke Energy Ohio sought deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR are put into effect. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO. Also on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation with the PUCO resolving numerous issues including those related to Rider PSR. The Stipulation activates Rider PSR for recovery of net costs incurred from January 1, 2018 through May 2025. On December 19, 2018, the PUCO approved the Stipulation without material modification. Several parties have filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. Duke Energy Ohio cannot predict the outcome of this matter. See Note 17 for additional discussion of Duke Energy Ohio's ownership interest in OVEC.
Tax Act – Ohio
On July 25, 2018, Duke Energy Ohio filed an application to establish a new rider to implement the benefits of the Tax Act for electric distribution customers. Duke Energy Ohio requested commission approval to implement the rider effective October 1, 2018, as a credit to all distribution customers based upon a percent reduction to Duke Energy Ohio’s distribution rates. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35 to 21 percent since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. Duke Energy Ohio's transmission rates reflect lower federal income tax but guidance from FERC on amortization of both protected and unprotected transmission-related EDITs is still pending. On October 24, 2018, the PUCO issued a Finding and Order that, among other things, directed all utilities over which the commission has rate-making authority to file an application to pass the benefits of the Tax Act to customers by January 1, 2019, unless otherwise exempted or directed by the PUCO. Duke Energy Ohio's July 25, 2018, filing for electric distribution operations is consistent with the commission's October 24, 2018, Finding and Order and no further action is needed. On February 20, 2019, the PUCO approved the application without material modification. Rates will be effective March 1, 2019. On December 21, 2018, Duke Energy Ohio filed an application to change its base rates and establish a new rider to implement the benefits of the Tax Act for natural gas customers. Duke Energy Ohio requested commission approval to implement the changes and rider effective April 1, 2019. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35 to 21 percent since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. The PUCO has not yet ruled on the application for changes for natural gas customers. Duke Energy Ohio cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

On June 15, 2016, Duke Energy Ohio filed an application for approval of a three-year energy efficiency and peak demand reduction portfolio of programs. A stipulation and modified stipulation were filed on December 22, 2016, and January 27, 2017, respectively. Under the terms of the stipulations, which included support for deferral authority of all costs and a cap on shared savings incentives, Duke Energy Ohio has offered its energy efficiency and peak demand reduction programs throughout 2017. On February 3, 2017, Duke Energy Ohio filed for deferral authority of its costs incurred in 2017 in respect of its proposed energy efficiency and peak demand reduction portfolio. On September 27, 2017, the PUCO issued an order approving a modified stipulation. The modifications impose an annual cap of approximately $38 million on program costs and shared savings incentives combined, but allowed for Duke Energy Ohio to file for a waiver of costs in excess of the cap in 2017. The PUCO approved the waiver request for 2017 up to a total cost of $56 million. On November 21, 2017, the PUCO granted Duke Energy Ohio's and intervenor's applications for rehearing of the September 27, 2017, order. On January 10, 2018, the PUCO denied the Ohio Consumers' Counsel’s application for rehearing of the PUCO order granting Duke Energy Ohio's waiver request; however, a decision on Duke Energy Ohio's application for rehearing remains pending. Duke Energy Ohio cannot predict the outcome of this matter.
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
On May 21, 2018, the Ohio Manufacturers' Association (OMA) filed a notice of appeal of PUCO's approval of Duke Energy Ohio’s ESP with the Ohio Supreme Court, challenging PUCO's approval of Duke Energy Ohio’s Price Stability Rider as a placeholder and its Rider DCI to recover incremental revenue requirement for distribution capital since Duke Energy Ohio’s last base rate case. On July 16, 2018, the Office of the Ohio Consumers' Counsel (OCC) filed its own appeal of Duke Energy Ohio’s ESP with the Ohio Supreme Court raising similar issues to that of the OMA. Duke Energy Ohio filed a Motion to Intervene in the two Ohio Supreme Court appeals. OMA's Supreme Court brief was filed on August 20, 2018. PUCO submitted its brief on October 26, 2018, and Duke Energy Ohio filed its brief on October 29, 2018. The OCC’s Supreme Court brief was filed on October 15, 2018. Duke Energy Ohio filed its brief on December 20, 2018. The PUCO submitted its brief on December 21, 2018. Duke Energy Ohio cannot predict the outcome of this matter.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC). On January 20, 2017, Duke Energy Ohio filed an amended application with the Ohio Power Siting Board (OPSB) for approval of one of two proposed routes. A public hearing was held on June 15, 2017. In April 2018, Duke Energy Ohio filed a motion with OPSB to establish a procedural schedule and filed supplemental information supporting its application. On December 18, 2018, the OPSB established a procedural schedule that includes a local public hearing on March 21, 2019, and an evidentiary hearing starting on April 9, 2019. If approved, construction of the pipeline extension is expected to be completed before the 2021/2022 winter season. Duke Energy Ohio cannot predict the outcome of this matter.
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
The PUCO order also contained conditional deadlines for completing the MGP environmental investigation and remediation costs at the MGP sites. As of December 31, 2018, Duke Energy Ohio had approximately $24 million for future remediation costs expected to be incurred at the East End site and approximately $23 million for future remediation costs expected to be incurred at the West End site included in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Kentucky Electric Rate Case
On September 1, 2017, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $49 million, which represents an approximate 15 percent increase on the average customer bill. Subsequent to the filing, Duke Energy Kentucky adjusted the requested amount to $30.1 million, in part to reflect the benefits of the Tax Act, representing an approximate 9 percent increase on the average customer bill. The rate increase was driven by increased investment in utility plant, increased operations and maintenance expenses and recovery of regulatory assets. The application also includes requests to implement an Environmental Surcharge Mechanism to recover environmental costs not recovered in base rates, to establish a Distribution Capital Investment Rider to recover incremental costs of specific programs, to establish a FERC Transmission Cost Reconciliation Rider to recover escalating transmission costs and to modify existing Profit Sharing Mechanism to increase customers' share of proceeds from the benefits of owning generation and to mitigate shareholder risks associated with that generation. An evidentiary hearing concluded on March 8, 2018, and the KPSC issued an order on April 13, 2018. Major components of the Order include approval of an $8 million increase in base rates with a return on equity at 9.725 percent based upon a capital structure of 49 percent equity on a total allocable capitalization of approximately $650 million. The Order approved the Environmental Surcharge Mechanism Rider and in June 2018 recovery began of capital-related environmental costs, including costs related to ash and ash disposal, and environmental operation and maintenance expenses formerly recovered in base rates, including expenses for environmental reagents and emission allowances. The incremental revenue from this rider will be approximately $13 million on an annualized basis. The order settles all issues associated with the Tax Act as it relates to the electric business by lowering the income tax component of the revenue requirement and refunding protected EDIT under allowable normalization rules and unprotected EDIT over 10 years. The Order denied requests to implement riders for certain transmission costs and distribution capital investments. Duke Energy Kentucky implemented new base rates on May 1, 2018. On May 3, 2018, Duke Energy Kentucky filed an application for rehearing on certain aspects of the order; on May 23, 2018, the KPSC granted a rehearing. On October 2, 2018, the KPSC issued its rehearing order correcting certain findings in its initial order and making additional changes that are immaterial to the company's earnings.
Duke Energy Kentucky Natural Gas Base Rate Case
On August 31, 2018, Duke Energy Kentucky filed an application with the KPSC requesting an increase in natural gas base rates of approximately $11 million, an approximate 11.1 percent average increase across all customer classes. The increase is net of approximately $5 million in annual savings as a result of the Tax Act. The drivers for this case are capital invested since Duke Energy Kentucky’s last rate case in 2009. Duke Energy Kentucky is also seeking implementation of a Weather Normalization Adjustment Mechanism, amortization of regulatory assets and to implement the impacts of the Tax Act, prospectively. On January 30, 2019, Duke Energy Kentucky entered into a settlement agreement with the Attorney General of Kentucky, the only intervenor in the case, which if approved would resolve the matter. The settlement provides for an approximate $7 million increase and approval of the proposed Weather Normalization Mechanism. A hearing was held on February 5, 2019. A ruling is expected in late first quarter 2019. Duke Energy Kentucky cannot predict the outcome of this matter.
FERC 494 Refund of Regional Transmission Enhancement Projects
FERC Order No. 494 Settlement Agreement (FERC 494 Settlement Agreement) was entered into by most of the PJM transmission owners, including Duke Energy Ohio and Duke Energy Kentucky, and the PJM state regulatory commissions approximately two years ago and was planned to be effective on January 1, 2016; however, it was not approved by FERC until May 31, 2018. The FERC 494 Settlement Agreement was due to the Seventh Circuit Court of Appeals finding that FERC had failed to adequately justify the costs that the customers in the western part of PJM were being charged for high voltage transmission projects, or Regional Transmission Expansion Plan (RTEP) projects (500 kV and above) built in the east. These costs were being allocated to all PJM customers on a load-ratio share basis but the court determined that these costs were not justifiable to customers in the west, including Duke Energy Ohio and Duke Energy Kentucky, that did not benefit from the RTEP projects. Costs for the periods 2012 through 2015 are expected to be refunded to Duke Energy Ohio and Duke Energy Kentucky on a monthly basis through December 2025. The refund amount for similar costs incurred beginning in 2016 through June 30, 2018, prior to the change in cost allocation by PJM was determined in the third quarter of 2018 and these amounts will be refunded over a 12-month period beginning in July 2018. These refunds, totaling approximately $47 million for Duke Energy Ohio and Duke Energy Kentucky, have been recorded to Operation, maintenance and other on the Consolidated Statements of Operations for the year ended December 31, 2018.
Regional Transmission Organization Realignment
Duke Energy Ohio, including Duke Energy Kentucky, transferred control of its transmission assets from MISO to PJM, effective December 31, 2011. The PUCO approved a settlement related to Duke Energy Ohio’s recovery of certain costs of the RTO realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MTEP costs directly or indirectly charged to Ohio customers. The KPSC also approved a request to effect the RTO realignment, subject to a commitment not to seek double recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.
The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded liability for its exit obligation and share of MTEP costs recorded in Other within Current Liabilities and Other Noncurrent Liabilities on the Consolidated Balance Sheets. The retail portions of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of December 31, 2018, and 2017, $43 million and $50 million, respectively, are recorded in Regulatory assets on Duke Energy Ohio's Consolidated Balance Sheets.

		Provisions/	Cash
(in millions)	December 31, 2017	Adjustments	Reductions	December 31, 2018
Duke Energy Ohio	$66	$(4)	$(4)	$58

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Indiana
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Indiana's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2018	2017	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$450	$380		(b)
Accrued pension and OPEB	222	197		(f)
Retired generation facilities(c)	57	65	X	2026
Hedge costs deferrals	24	25		(b)
DSM/EE	14	21	(e)	(e)
Vacation accrual	11	11		2019
Deferred fuel and purchased power	40	18		2019
PISCC and deferred operating expenses(c)	233	274	X	(b)
AMI(c)	18	21	X	(b)
Other	88	131		(b)
Total regulatory assets	1,157	1,143
Less: current portion	175	165
Total noncurrent regulatory assets	$982	$978
Regulatory Liabilities(a)
Costs of removal	$628	$644		(d)
Net regulatory liability related to income taxes	1,009	998		(b)
Amounts to be refunded to customers	1	10		2019
Accrued pension and OPEB	67	64		(f)
Other	42	31		(b)
Total regulatory liabilities	1,747	1,747
Less: current portion	25	24
Total noncurrent regulatory liabilities	$1,722	$1,723

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Recovery over the life of the associated assets.

(e)	Includes incentives on DSM/EE investments and is recovered through a tracker mechanism over a two-year period.

(f)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.
FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against Midcontinent Independent System Operator, Inc. (MISO) and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The complaints claim, among other things, that the current base rate of return on equity earned by MISO transmission owners should be reduced to 8.67 percent. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners' adder of 0.50 percent to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaints. On December 22, 2015, the presiding FERC ALJ in the first complaint issued an Initial Decision in which the base rate of return on equity was set at 10.32 percent. On September 28, 2016, the Initial Decision in the first complaint was affirmed by FERC, but is subject to rehearing requests. On June 30, 2016, the presiding FERC ALJ in the second complaint issued an Initial Decision setting the base rate of return on equity at 9.70 percent. The Initial Decision in the second complaint is pending FERC review. On April 14, 2017, the U.S. Court of Appeals for the District of Columbia Circuit, in Emera Maine v. FERC, reversed and remanded certain aspects of the methodology employed by FERC to establish rates of return on equity. On October 16, 2018, FERC issued an order in response to the Emera remand proceeding proposing a new method for determining whether an existing return on equity is unjust and unreasonable, and a new process for determining a just and reasonable return on equity. On November 14, 2018, FERC directed parties to the MISO complaints to file briefs on how the new process for determining return on equity proposed in the Emera proceeding should be applied to the complaints involving the MISO transmission owners’ return on equity. Initial briefs were filed on February 13, 2019, and reply briefs will be due April 10, 2019. Duke Energy Indiana currently believes these matters will not have a material impact on its results of operations, cash flows and financial position.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Benton County Wind Farm Dispute
On December 16, 2013, BCWF filed a lawsuit against Duke Energy Indiana seeking damages for past generation losses alleging Duke Energy Indiana violated its obligations under a 2006 PPA by refusing to offer electricity to the market at negative prices. Damage claims continue to increase during times that BCWF is not dispatched. Under 2013 revised MISO market rules, Duke Energy Indiana is required to make a price offer to MISO for the power it proposes to sell into MISO markets and MISO determines whether BCWF is dispatched. Because market prices would have been negative due to increased market participation, Duke Energy Indiana determined it would not bid at negative prices in order to balance customer needs against BCWF's need to run. BCWF contends Duke Energy Indiana must bid at the lowest negative price to ensure dispatch, while Duke Energy Indiana contends it is not obligated to bid at any particular price, that it cannot ensure dispatch with any bid and that it has reasonably balanced the parties' interests. On July 6, 2015, the U.S. District Court for the Southern District of Indiana entered judgment against BCWF on all claims. BCWF appealed the decision and on December 9, 2016, the appeals court ruled in favor of BCWF. Duke Energy Indiana recorded an obligation and a regulatory asset related to the settlement amount in fourth quarter 2016. On June 30, 2017, the parties finalized a settlement agreement. Terms of the settlement included Duke Energy Indiana paying $29 million for back damages. Additionally, the parties agreed on the method by which the contract will be bid into the market in the future. The settlement amount was paid in June 2017. The IURC issued an order on September 27, 2017, approving recovery of the settlement amount through Duke Energy Indiana's fuel clause. The IURC order has been appealed to the Indiana Court of Appeals. On May 21, 2018, the Indiana Court of Appeals upheld the commission's decision. The appellants have requested rehearing at the Indiana Court of Appeals. The Indiana Court of Appeals denied the request for rehearing. The appellants have requested transfer to the Indiana Supreme Court, including briefs in support from environmental groups. The Indiana Supreme Court denied transfer concluding this matter in favor of Duke Energy Indiana.
Edwardsport Integrated Gasification Combined Cycle Plant
On September 20, 2018, Duke Energy Indiana, the Indiana Office of Utility Consumer Counselor, the Duke Industrial Group and Nucor Steel – Indiana entered into a settlement agreement to resolve IGCC ratemaking issues for calendar years 2018 and 2019. The agreement will remain in effect until new rates are established in Duke Energy Indiana's next base rate case, which is expected to be filed in mid-2019 with rates effective in mid-2020. It addresses the pending Edwardsport filing at the commission and eliminates the need for future filings until the overall rate case. This settlement includes caps on Duke Energy Indiana’s retail operating expenses for 2018 and 2019, reduces Duke Energy Indiana's regulatory asset by $30 million (with a corresponding reduction of the amount of amortization of the regulatory asset included in rates by $10 million annually beginning with the implementation of final IGCC 17 rates), and provides funding for low-income assistance and clean energy projects. Duke Energy Indiana recognized pretax impairment and related charges of $32 million in the third quarter of 2018. The settlement is subject to IURC approval. An evidentiary hearing was held December 2018 and an IURC Order is expected in March 2019. Duke Energy Indiana cannot predict the outcome of this matter.
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

•
Duke Energy Indiana to continue to defer protected federal EDIT until January 1, 2020, at which time it will be returned to customers according to the Average Rate Assumption Method required by the Internal Revenue Service over approximately 26 years; and

•
Duke Energy Indiana to begin returning unprotected federal EDIT upon IURC approval, over 10 years. In order to mitigate the negative impacts to cash flow and credit metrics, the Settlement Agreement allows Duke Energy Indiana to return $7 million per year over the first five years, with a step up to $35 million per year in the following five years.

On August 22, 2018, the IURC approved the settlement and rates were adjusted effective September 1, 2018.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Piedmont
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Piedmont's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2018	2017	a Return	Period Ends
Regulatory Assets(a)
AROs – other	$19	$15		(d)
Accrued pension and OPEB(c)	99	91	X	(f)
Derivatives – gas supply contracts(e)	141	142
Vacation accrual	12	10
Deferred pipeline integrity costs(c)	51	42	X	(b)
Amount due from customers	24	64	X	(b)
Other	11	14		(b)
Total regulatory assets	357	378
Less: current portion	54	95
Total noncurrent regulatory assets	$303	$283
Regulatory Liabilities(a)
Costs of removal	$564	$544		(d)
Net regulatory liability related to income taxes	579	597		(b)
Accrued pension and OPEB(c)	1	—	X	(f)
Amount due to customers	33	—	X	(b)
Other	41	3		(b)
Total regulatory liabilities	1,218	1,144
Less: current portion	37	3
Total noncurrent regulatory liabilities	$1,181	$1,141

(a)	Regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(b)	The expected recovery or refund period varies or has not been determined.

(c)	Included in rate base.

(d)	Recovery over the life of the associated assets.

(e)	Balance will fluctuate with changes in the market. Current contracts extend into 2031.

(f)	Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.
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
North Carolina Integrity Management Rider Filing
In October 2018, Piedmont filed a petition under the IMR mechanism to collect an additional $10 million in annual revenues, effective December 2018, based on the eligible capital investments closed to integrity and safety projects over the six-month period ended September 30, 2018. On November 27, 2018, the NCUC approved the requested rate adjustment.
In May 2018, Piedmont filed, and the NCUC approved, a petition under the IMR mechanism to update rates, effective June 2018, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending March 31, 2018, and the decrease in the corporate federal income tax rate effective January 1, 2018. The combined effect of the update was a reduction to annual revenues of approximately $6 million.
Tennessee Integrity Management Rider Filing
In November 2018, Piedmont filed a petition with the TPUC under the IMR mechanism to collect an additional $3 million in annual revenues, effective January 2019, based on the eligible capital investments closed to integrity and safety projects over the 12-month period ending October 31, 2018. A hearing on this matter is scheduled for March 2019.

FINANCIAL STATEMENTS	REGULATORY MATTERS

2018 North Carolina Rate Case
On February 27, 2019, Piedmont filed a notice with the NCUC of its intent to file a base rate adjustment application no earlier than 30 days from the notice submittal date.
OTHER REGULATORY MATTERS
Progress Energy Merger FERC Mitigation
Since December 2014, the FERC Office of Enforcement has conducted an investigation of Duke Energy’s market power filings in its application for approval of the Progress Energy merger submitted in 2012. On June 8, 2018, the FERC issued an order approving a settlement agreement under which Duke Energy paid a penalty of $3.5 million. The FERC Office of Enforcement stated in its conclusion that Duke Energy violated FERC regulations by failing to fully and accurately describe certain specific matters in its market power filings. Duke Energy neither admitted nor denied the alleged violations.
Atlantic Coast Pipeline, LLC
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and Southern Company Gas announced the formation of Atlantic Coast Pipeline, LLC (ACP) to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline is designed to meet, in part, the needs identified by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion will be responsible for building and operating the ACP pipeline and holds a leading ownership percentage in ACP of 48 percent. Duke Energy owns a 47 percent interest, which is accounted for as an equity method investment through its Gas Utilities and Infrastructure segment. Southern Company Gas maintains a 5 percent interest. See Notes 12 and 17 for additional information related to Duke Energy's ownership interest. Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval.
In 2018, the FERC issued a series of Notices to Proceed, which authorized the project to begin certain construction-related activities along the pipeline route, including supply header and compressors. On May 11, 2018, and October 19, 2018, FERC issued Notices to Proceed allowing full construction activities in all areas of West Virginia except in the Monongahela National Forest. On July 24, 2018, FERC issued a Notice to Proceed allowing full construction activities along the project route in North Carolina. On October 19, 2018, the conditions to effectiveness of the Virginia 401 water quality certification were satisfied. Immediately following receipt of the Virginia 401 certification, ACP filed a request for FERC to issue a Notice to Proceed with full construction activities in Virginia. We appreciate the professional and collaborative process by the permitting agencies designed to ensure that this critical energy infrastructure project will meet the stringent environmental standards required by law and regulation.
ACP is the subject of challenges in state and federal courts and agencies, including, among others, challenges of the project’s incidental take statement (ITS), crossings of the Blue Ridge Parkway, the Appalachian Trail, and the Monongahela and George Washington National Forests, the project’s U.S. Army Corps of Engineers (USACE) 404 permit, the Virginia conditional 401 water quality certification, the FERC Environmental Impact Statement order and the FERC order approving the Certificate of Public Convenience and Necessity. Each of these challenges alleges non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the project is permitted to proceed. ACP is vigorously defending these challenges and coordinating with the federal and state authorities which are the direct parties to the challenges. Since July 2018, notable developments in these challenges include a stay issued by the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) on construction activities through the Monongahela and George Washington National Forests, a reissuance of the project’s ITS and Blue Ridge Parkway right-of-way and renewed challenges of these reissued permits, a stay issued by the Fourth Circuit of the project's biological opinion and ITS (which stay has halted most project construction activity), a Fourth Circuit decision vacating the project's permits to cross the Monongahela and George Washington National Forests and the Appalachian Trail and the Fourth Circuit's remand to USACE of ACP's Huntington District 404 verification.
The delays resulting from the legal challenges described above have impacted the cost and schedule for the project. As a result, project cost estimates have increased to $7.0 billion to $7.8 billion, excluding financing costs. ACP expects to achieve a late 2020 in-service date for key segments of the project, while it expects the remainder to extend into 2021. Abnormal weather, work delays (including delays due to judicial or regulatory action) and other conditions may result in cost or schedule modifications in the future.
Sabal Trail Transmission, LLC
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest in Sabal Trail, which is accounted for as an equity method investment, from Spectra Energy Partners, LP, a master limited partnership, formed by Enbridge Inc. (formerly Spectra Energy Corp.). Spectra Energy Partners, LP holds a 50 percent ownership interest in Sabal Trail and NextEra Energy has a 42.5 percent ownership interest. Sabal Trail is a joint venture to construct a 515-mile natural gas pipeline (Sabal Trail pipeline) to transport natural gas to Florida. Total estimated project costs are approximately $3.2 billion. The Sabal Trail pipeline traverses Alabama, Georgia and Florida. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and FP&L have each contracted to buy pipeline capacity for 25-year initial terms. See Notes 12 and 17 for additional information related to Duke Energy's ownership interest.
On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the pipeline. The Sabal Trail pipeline received other required regulatory approvals and the Phase 1 mainline was placed in service in July 2017. On October 12, 2017, Sabal Trail filed a request with FERC to place in-service a lateral line to Duke Energy Florida's Citrus County CC. This request is required to support commissioning and testing activities at the facility. On March 16, 2018, FERC approved the Citrus lateral and it was placed in service.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
In December 2014, Constitution received approval from the FERC to construct and operate the proposed pipeline. However, on April 22, 2016, the NYSDEC denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit (U.S. Court of Appeals) challenging the legality and appropriateness of the NYSDEC’s decision and on August 18, 2017, the petition was denied in part and dismissed in part. In September 2017, Constitution filed a petition for a rehearing of portions of the decision unrelated to the water quality certification, which was denied by the U.S. Court of Appeals. In January 2018, Constitution petitioned the Supreme Court of the United States to review the U.S. Court of Appeals decision, and on April 30, 2018, the Supreme Court denied Constitution's petition. In October 2017, Constitution filed a petition for declaratory order requesting FERC to find that the NYSDEC waived its rights to issue a Section 401 water quality certification by not acting on Constitution's application within a reasonable period of time as required by statute. This petition was based on precedent established by another pipeline’s successful petition with FERC following a District of Columbia Circuit Court ruling. On January 11, 2018, FERC denied Constitution's petition. In February 2018, Constitution filed a rehearing request with FERC of its finding that the NYSDEC did not waive the Section 401 certification requirement. On July 19, 2018, FERC denied Constitution's rehearing request. Constitution is currently unable to approximate an in-service date for the project due to the NYSDEC's denial of the water quality certification. The Constitution partners remain committed to the project and are evaluating next steps to move the project forward. On June 25, 2018, Constitution filed with FERC a Request for Extension of Time until December 2, 2020, for construction of the project. On November 5, 2018, FERC issued an Order Granting Extension of Time.
See Notes 12 and 17 for additional information related to ownership interest and carrying value of the investment.
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file IRPs with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina and Indiana earlier than their current estimated useful lives primarily because facilities do not have the requisite emission control equipment to meet regulatory requirements expected to apply in the near future. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2018, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$162
Duke Energy Indiana
Gallagher Units 2 and 4(b)	280	121
Total Duke Energy	865	$283

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
Nuclear Insurance
Duke Energy Carolinas owns and operates McGuire and Oconee and operates and has a partial ownership interest in Catawba. McGuire and Catawba each have two reactors. Oconee has three reactors. The other joint owners of Catawba reimburse Duke Energy Carolinas for certain expenses associated with nuclear insurance per the Catawba joint owner agreements.
Duke Energy Progress owns and operates Robinson, Brunswick and Harris. Robinson and Harris each have one reactor. Brunswick has two reactors.
Duke Energy Florida owns Crystal River Unit 3, which permanently ceased operation in 2013 and reached a SAFSTOR condition in January 2018 after the successful transfer of all used nuclear fuel assemblies to an on-site dry cask storage facility.
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
Nuclear Liability Coverage
The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is approximately $14.1 billion, is subject to change every five years for inflation and for the number of licensed reactors. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.
Primary Liability Insurance
Duke Energy Carolinas and Duke Energy Progress have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which is $450 million per station. Duke Energy Florida has purchased $100 million primary nuclear liability insurance in compliance with the law.
Excess Liability Program
This program provides $13.6 billion of coverage per incident through the Price-Anderson Act’s mandatory industrywide excess secondary financial protection program of risk pooling. This amount is the product of potential cumulative retrospective premium assessments of $138 million times the current 99 licensed commercial nuclear reactors in the U.S. Under this program, licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. Retrospective premiums may be assessed at a rate not to exceed $20.5 million per year per licensed reactor for each incident. The assessment may be subject to state premium taxes.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Nuclear Property and Accidental Outage Coverage
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are members of NEIL, an industry mutual insurance company, which provides property damage, nuclear accident decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. Additionally, NEIL provides accidental outage coverage for each station for losses in the event of a major accidental outage at an insured nuclear station.
Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after a qualifying accident and second, to decontaminate the plant before any proceeds can be used for decommissioning, plant repair or restoration.
Losses resulting from acts of terrorism are covered as common occurrences, such that if terrorist acts occur against one or more commercial nuclear power plants insured by NEIL within a 12-month period, they would be treated as one event and the owners of the plants where the act occurred would share one full limit of liability. The full limit of liability is currently $3.2 billion. NEIL sublimits the total aggregate for all of their policies for non-nuclear terrorist events to approximately $1.8 billion.
Each nuclear facility has accident property damage, nuclear accident decontamination and premature decommissioning liability insurance from NEIL with limits of $1.5 billion, except for Crystal River Unit 3. Crystal River Unit 3’s limit is $50 million and is on an actual cash value basis. All nuclear facilities except for Catawba and Crystal River Unit 3 also share an additional $1.25 billion nuclear accident insurance limit above their dedicated underlying limit. This shared additional excess limit is not subject to reinstatement in the event of a loss. Catawba has a dedicated $1.25 billion of additional nuclear accident insurance limit above its dedicated underlying limit. Catawba and Oconee also have an additional $750 million of non-nuclear accident property damage limit. All coverages are subject to sublimits and significant deductibles.
NEIL’s Accidental Outage policy provides some coverage, such as business interruption, for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100 percent of the available weekly limits for 52 weeks and 80 percent of the available weekly limits for the next 110 weeks. Coverage is provided until these available weekly periods are met where the accidental outage policy limit will not exceed $490 million for McGuire, Catawba and Harris, $476 million for Brunswick, $462 million for Oconee and $392 million for Robinson. NEIL sublimits the accidental outage recovery to the first 104 weeks of coverage not to exceed $328 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. All coverages are subject to sublimits and significant deductibles.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies' retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. NEIL has never exercised this assessment. The maximum aggregate annual retrospective premium obligations for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are $159 million, $97 million and $1 million, respectively. Duke Energy Carolinas' maximum assessment amount includes 100 percent of potential obligations to NEIL for jointly owned reactors. Duke Energy Carolinas would seek reimbursement from the joint owners for their portion of these assessment amounts.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Accounts payable within Current Liabilities and Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at December 31, 2015	$94	$10	$17	$3	$14	$54	$12
Provisions/adjustments	19	4	7	2	4	7	1
Cash reductions	(15)	(4)	(6)	(2)	(4)	(2)	(3)
Balance at December 31, 2016	98	10	18	3	14	59	10
Provisions/adjustments	8	3	3	2	2	3	(4)
Cash reductions	(25)	(3)	(6)	(2)	(4)	(15)	(1)
Balance at December 31, 2017	81	10	15	3	12	47	5
Provisions/adjustments	26	3	2	3	(2)	21	1
Cash reductions	(30)	(2)	(6)	(2)	(4)	(20)	(1)
Balance at December 31, 2018	$77	$11	$11	$4	$6	$48	$5
As of December 31, 2016, and October 31, 2016 and 2015, Piedmont's environmental reserve was $1 million. As of December 31, 2018, and 2017, the reserve was $2 million.
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$46
Duke Energy Carolinas	17
Duke Energy Ohio	19
Piedmont	2
North Carolina and South Carolina Ash Basins
In February 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River Steam Station caused a release of ash basin water and ash into the Dan River. In July 2014, Duke Energy completed remediation work identified by the EPA and continues to cooperate with the EPA's civil enforcement process. The NCDEQ has historically assessed Duke Energy Carolinas and Duke Energy Progress with NOVs for violations that were most often resolved through satisfactory corrective actions and minor, if any, fines or penalties. Subsequent to the Dan River ash release, Duke Energy Carolinas and Duke Energy Progress have been served with a higher level of NOVs, including assessed penalties for violations at Sutton and Dan River Steam Station. Duke Energy Carolinas and Duke Energy Progress continue to resolve violations through corrective actions, and associated penalties related to existing unresolved NOVs are not expected to be material.
LITIGATION
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in the North Carolina Superior Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. On January 23, 2019, the court granted the parties’ joint motion for a four month stay of the proceedings, until June 3, 2019, to allow the parties to discuss potential resolution. If the case is not fully resolved at that time, litigation will resume. The trial remains scheduled for August 2020. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
NCDEQ State Enforcement Actions
In the first quarter of 2013, SELC sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged CWA violations from coal ash basins at two coal-fired power plants in North Carolina. The NCDEQ filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The cases have been consolidated and are being heard before a single judge in the North Carolina Superior Court.
On August 16, 2013, the NCDEQ filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to the remaining coal-fired power plants in North Carolina, alleging violations of the CWA and violations of the North Carolina groundwater standards. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. SELC is representing several environmental groups who have been permitted to intervene in these cases.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

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
Federal Citizens Suits
On June 13, 2016, RRBA filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. On August 19, 2016, Duke Energy Progress filed a Motion to Dismiss. On April 26, 2017, the court entered an order dismissing four of the claims in the federal citizen suit. Two claims relating to alleged violations of NPDES permit provisions survived the motion to dismiss, and Duke Energy Progress filed its response on May 10, 2017. Duke Energy Progress and RRBA each filed motions for summary judgment on March 23, 2018. The court has not yet ruled on these motions.
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
On May 8, 2018, on motion from Duke Energy Progress, the court ordered trial in both of the above matters to be consolidated. Trial is currently scheduled to begin July 15, 2019.
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
On December 5, 2017, various parties filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina for alleged violations at Duke Energy Carolinas' Belews Creek under the CWA. Duke Energy Carolinas' answer to the complaint was filed on August 27, 2018. On October 10, 2018, Duke Energy Carolinas filed Motions to Dismiss for lack of standing, Motion for Judgment on the Pleadings and Motion to Stay Discovery. On January 9, 2019, the court entered an order denying Duke Energy Carolinas' motion to stay discovery. There has been no ruling on the other pending motions.
Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these matters.
Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from the NCDEQ advising them not to drink water from the private wells on their land tested by the NCDEQ as the samples were found to have certain substances at levels higher than the criteria set by the DHHS. Results of CSAs testing performed by Duke Energy under the Coal Ash Act have been consistent with historical data provided to state regulators over many years. The DHHS and NCDEQ sent follow-up letters on October 15, 2015, to residents near coal ash basins who have had their wells tested, stating that private well samplings at a considerable distance from coal ash basins, as well as some municipal water supplies, contain similar levels of vanadium and hexavalent chromium, which led investigators to believe these constituents are naturally occurring. In March 2016, DHHS rescinded the advisories.
Duke Energy Carolinas and Duke Energy Progress have received formal demand letters from residents near Duke Energy Carolinas' and Duke Energy Progress' coal ash basins. The residents claim damages for nuisance and diminution in property value, among other things. The parties held three days of mediation discussions, which ended at impasse. On January 6, 2017, Duke Energy Carolinas and Duke Energy Progress received the plaintiffs' notice of their intent to file suits should the matter not settle. The NCDEQ preliminarily approved Duke Energy’s permanent water solution plans on January 13, 2017, and as a result shortly thereafter, Duke Energy issued a press release, providing additional details regarding the homeowner compensation package. This package consists of three components: (i) a $5,000 goodwill payment to each eligible well owner to support the transition to a new water supply, (ii) where a public water supply is available and selected by the eligible well owner, a stipend to cover 25 years of water bills and (iii) the Property Value Protection Plan. The Property Value Protection Plan is a program offered by Duke Energy designed to guarantee eligible plant neighbors the fair market value of their residential property should they decide to sell their property during the time that the plan is offered. Payments are being made and the remaining reserves are not material.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

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
Duke Energy Carolinas
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of December 31, 2018, there were 164 asserted claims for non-malignant cases with the cumulative relief sought of up to $42 million and 87 asserted claims for malignant cases with the cumulative relief sought of up to $21 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $630 million and $489 million at December 31, 2018, and 2017, respectively. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2038 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2038 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $764 million in excess of the self-insured retention. Receivables for insurance recoveries were $739 million and $585 million at December 31, 2018, and 2017, respectively. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
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
Duke Energy Progress
Gypsum Supply Agreements Matter
On June 30, 2017, CertainTeed filed a declaratory judgment action against Duke Energy Progress in the North Carolina Business Court relating to a gypsum supply agreement. In its complaint, CertainTeed sought an order from the court declaring that the minimum amount of gypsum Duke Energy Progress must provide to CertainTeed under the supply agreement was 50,000 tons per month through 2029. Trial in this matter was completed on July 16, 2018. On August 29, 2018, the court issued an order and opinion finding that Duke Energy Progress is required to supply 50,000 tons of gypsum/month, but that CertainTeed’s sole remedy for Duke Energy Progress’ long-term discontinuance under the agreement is liquidated damages. On November 14, 2018, the parties reached a settlement agreement. The amount owed under the liquidated damages provision is approximately $90 million on an undiscounted basis over 10 years. Approximately $3 million was paid in 2018. As of December 31, 2018, $9 million is recorded in Accounts payable within Current Liabilities and $63 million in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets. The liability is recorded on a discounted basis at a rate of approximately 4 percent. These costs are probable of recovery from customers and are recorded in Regulatory Assets within Other Noncurrent Assets on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Duke Energy Florida
Fluor Contract Litigation
On January 29, 2019, Fluor filed a breach of contract lawsuit in the U.S. District Court for the Middle District of Florida against Duke Energy Florida related to an EPC agreement for the combined-cycle natural gas plant in Citrus County, Florida. Fluor filed an amended complaint on February, 13, 2019. Fluor’s multicount complaint seeks civil, statutory and contractual remedies related to Duke Energy Florida’s $67 million draw in early 2019, on Fluor’s letter of credit and offset of invoiced amounts. Duke Energy Florida is attempting to recover from Fluor $110 million in additional costs incurred by Duke Energy Florida. Duke Energy Florida cannot predict the outcome of this matter. See Note 4 for additional information.
Class-Action Lawsuit
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the State of Florida’s NCRS are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal to the Eleventh Circuit U.S. Court of Appeals (Eleventh Circuit). On July 11, 2018, the Eleventh Circuit affirmed the U.S. District Court's dismissal of the lawsuit. The deadline to file a petition for cert was October 9, 2018, and no petition was filed; therefore, the dismissal of the lawsuit is final.
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
MGP Cost Recovery Action
On December 30, 2011, Duke Energy Florida filed a lawsuit against FirstEnergy to recover investigation and remediation costs incurred by Duke Energy Florida in connection with the restoration of two former MGP sites in Florida. Duke Energy Florida alleged that FirstEnergy, as the successor to Associated Gas & Electric Co., owes past and future contribution and response costs of up to $43 million for the investigation and remediation of MGP sites. On December 6, 2016, the trial court entered judgment against Duke Energy Florida in the case. In January 2017, Duke Energy Florida appealed the decision to the U.S. Court of Appeals for the Sixth Circuit, which affirmed the trial court's ruling on April 10, 2018. The dismissal of the lawsuit is therefore final.
Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters, excluding asbestos-related reserves, the CertainTeed liquidated damages obligation and the exit obligation in 2017 related to the termination of an EPC contract. Reserves are classified on the Consolidated Balance Sheets in Other within Other Noncurrent Liabilities and Other within Current Liabilities. The reasonably possible range of loss in excess of recorded reserves is not material, other than as described above.

	December 31,
(in millions)	2018	2017
Reserves for Legal Matters
Duke Energy	$65	$88
Duke Energy Carolinas	9	30
Progress Energy	54	55
Duke Energy Progress	12	13
Duke Energy Florida	24	24
Piedmont	1	2
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
The following table presents executory purchased power contracts with terms exceeding one year, excluding contracts classified as leases.

		Minimum Purchase Amount at December 31, 2018
	Contract
(in millions)	Expiration	2019	2020	2021	2022	2023	Thereafter	Total
Duke Energy Progress(a)	2022-2031	$51	$52	$53	$30	$25	$215	$426
Duke Energy Florida(b)	2021-2025	363	380	365	363	382	361	2,214
Duke Energy Ohio(c)(d)	2020-2022	146	117	53	11	—	—	327

(a)	Contracts represent 100 percent of net plant output.

(b)	Contracts represent between 81 percent and 100 percent of net plant output.

(c)	Contracts represent between 1 percent and 8 percent of net plant output.

(d)	Excludes PPA with OVEC. See Note 17 for additional information.
Gas Supply and Capacity Contracts
Duke Energy Ohio and Piedmont routinely enter into long-term natural gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services needed in their businesses. These commitments include pipeline and storage capacity contracts and natural gas supply contracts to provide service to customers. Costs arising from the natural gas supply commodity and capacity commitments, while significant, are pass-through costs to customers and are generally fully recoverable through the fuel adjustment or PGA procedures and prudence reviews in North Carolina and South Carolina and under the Tennessee Incentive Plan in Tennessee. In the Midwest, these costs are recovered via the Gas Cost Recovery Rate in Ohio or the Gas Cost Adjustment Clause in Kentucky. The time periods for fixed payments under pipeline and storage capacity contracts are up to 16 years. The time periods for fixed payments under natural gas supply contracts are up to seven years. The time period for the natural gas supply purchase commitments is up to 12 years.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

The following table presents future unconditional purchase obligations under natural gas supply and capacity contracts as of December 31, 2018.

(in millions)	Duke Energy	Duke Energy Ohio	Piedmont
2019	$314	$38	$276
2020	287	30	257
2021	255	29	226
2022	225	11	214
2023	148	4	144
Thereafter	1,067	—	1,067
Total	$2,296	$112	$2,184
Operating and Capital Lease Commitments
The Duke Energy Registrants lease office buildings, railcars, vehicles and other property and equipment with various terms and expiration dates. Additionally, Duke Energy Carolinas and Duke Energy Progress have capital leases related to firm natural gas pipeline transportation capacity. Duke Energy Progress and Duke Energy Florida have entered into certain purchased power agreements, which are classified as leases. Consolidated capitalized lease obligations are classified as Long-Term Debt or Other within Current Liabilities on the Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in Depreciation and amortization and Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.
The following tables present rental expense for operating leases. These amounts are included in Operation, maintenance and other and Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2018	2017	2016
Duke Energy	$268	$241	$242
Duke Energy Carolinas	49	44	45
Progress Energy	143	130	140
Duke Energy Progress	75	75	68
Duke Energy Florida	68	55	72
Duke Energy Ohio	13	15	16
Duke Energy Indiana	21	23	23

	Years Ended December 31,		Two Months Ended December 31,	Year Ended October 31,
(in millions)	2018	2017	2016	2016
Piedmont	$11	$7	$1	$5
The following table presents future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2019	$239	$33	$97	$49	$48	$2	$6	$5
2020	219	29	90	46	44	2	5	5
2021	186	19	79	37	42	2	4	5
2022	170	19	76	34	42	2	4	5
2023	160	17	77	35	42	2	5	6
Thereafter	1,017	68	455	314	141	23	66	11
Total	$1,991	$185	$874	$515	$359	$33	$90	$37

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

The following table presents future minimum lease payments under capital leases.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2019	$170	$20	$45	$20	$25	$2	$1
2020	174	20	46	21	25	—	1
2021	177	15	45	20	25	—	1
2022	165	15	45	21	24	—	1
2023	165	15	45	21	24	—	1
Thereafter	577	204	230	209	21	—	27
Minimum annual payments	1,428	289	456	312	144	2	32
Less: amount representing interest	(487)	(180)	(205)	(175)	(30)	—	(22)
Total	$941	$109	$251	$137	$114	$2	$10
6. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt.

	December 31, 2018
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2019-2078	4.26%	$20,955	$1,150	$3,800	$50	$350	$1,000	$408	$2,150
Secured debt, maturing 2020-2037	3.69%	4,297	450	1,703	300	1,403	—	—	—
First mortgage bonds, maturing 2019-2048(a)	4.32%	25,628	8,759	13,100	7,574	5,526	1,099	2,670	—
Capital leases, maturing 2019-2051(b)	5.06%	941	109	251	137	114	2	10	—
Tax-exempt bonds, maturing 2019-2041(c)	3.40%	941	243	48	48	—	77	572	—
Notes payable and commercial paper(d)	2.73%	4,035	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	739	1,385	444	108	299	317	198
Fair value hedge carrying value adjustment		5	5	—	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,434	(23)	(29)	(15)	(11)	(31)	(8)	(1)
Unamortized debt issuance costs(f)		(297)	(54)	(112)	(40)	(61)	(7)	(20)	(11)
Total debt	4.13%	$57,939	$11,378	$20,146	$8,498	$7,429	$2,439	$3,949	$2,336
Short-term notes payable and commercial paper		(3,410)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	(439)	(1,235)	(294)	(108)	(274)	(167)	(198)
Current maturities of long-term debt(g)		(3,406)	(6)	(1,672)	(603)	(270)	(551)	(63)	(350)
Total long-term debt(g)		$51,123	$10,933	$17,239	$7,601	$7,051	$1,614	$3,719	$1,788

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

(a)	Substantially all electric utility property is mortgaged under mortgage bond indentures.

(b)
Duke Energy includes $63 million and $531 million of capital lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to power purchase agreements that are not accounted for as capital leases in their respective financial statements because of grandfathering provisions in GAAP.

(c)	Substantially all tax-exempt bonds are secured by first mortgage bonds, letters of credit or the Master Credit Facility.

(d)
Includes $625 million that was classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper program was 16 days.

(e)	Duke Energy includes $1,380 million and $156 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.

(f)	Duke Energy includes $41 million in purchase accounting adjustments primarily related to the merger with Progress Energy.

(g)	Refer to Note 17 for additional information on amounts from consolidated VIEs.

	December 31, 2017
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2018-2073	4.17%	$20,409	$1,150	$3,950	$—	$550	$900	$411	$2,050
Secured debt, maturing 2018-2037	3.15%	4,458	450	1,757	300	1,457	—	—	—
First mortgage bonds, maturing 2018-2047(a)	4.51%	23,529	7,959	11,801	6,776	5,025	1,100	2,669	—
Capital leases, maturing 2018-2051(b)	4.55%	1,000	61	269	139	129	5	11	—
Tax-exempt bonds, maturing 2019-2041(c)	3.23%	941	243	48	48	—	77	572	—
Notes payable and commercial paper(d)	1.57%	2,788	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	404	955	390	—	54	311	364
Fair value hedge carrying value adjustment		6	6	—	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,582	(19)	(30)	(16)	(10)	(33)	(9)	(1)
Unamortized debt issuance costs(f)		(271)	(47)	(108)	(40)	(56)	(7)	(21)	(12)
Total debt	4.09%	$54,442	$10,207	$18,642	$7,597	$7,095	$2,096	$3,944	$2,401
Short-term notes payable and commercial paper		(2,163)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	(104)	(805)	(240)	—	(29)	(161)	(364)
Current maturities of long-term debt(g)		(3,244)	(1,205)	(771)	(3)	(768)	(3)	(3)	(250)
Total long-term debt(g)		$49,035	$8,898	$17,066	$7,354	$6,327	$2,064	$3,780	$1,787

(a)	Substantially all electric utility property is mortgaged under mortgage bond indentures.

(b)
Duke Energy includes $81 million and $603 million of capital lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to power purchase agreements that are not accounted for as capital leases in their respective financial statements because of grandfathering provisions in GAAP.

(c)	Substantially all tax-exempt bonds are secured by first mortgage bonds, letters of credit or the Master Credit Facility.

(d)
Includes $625 million that was classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper programs was 14 days.

(e)	Duke Energy includes $1,509 million and $176 million purchase accounting adjustments related to the mergers with Progress Energy and Piedmont, respectively.

(f)	Duke Energy includes $47 million in purchase accounting adjustments primarily related to the merger with Progress Energy.

(g)	Refer to Note 17 for additional information on amounts from consolidated VIEs.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

Current Maturities of Long-Term Debt
The following table shows the significant components of Current maturities of Long-Term Debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		December 31, 2018
Unsecured Debt
Progress Energy	March 2019	7.050%		$450
Duke Energy (Parent)	September 2019	5.050%		500
Piedmont	September 2019	3.155%	(b)	350
Duke Energy Kentucky	October 2019	4.65%		100
Progress Energy	December 2019	4.875%		350
First Mortgage Bonds
Duke Energy Progress	January 2019	5.300%		600
Duke Energy Ohio	April 2019	5.450%		450
Other(a)				606
Current maturities of long-term debt				$3,406

(a)	Includes capital lease obligations, amortizing debt and small bullet maturities.

(b)	Debt has a floating interest rate.
Maturities and Call Options
The following table shows the annual maturities of long-term debt for the next five years and thereafter. Amounts presented exclude short-term notes payable and commercial paper and money pool borrowings for the Subsidiary Registrants.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2019	$3,408	$6	$1,674	$603	$270	552	$63	$350
2020	3,765	907	926	354	572	—	503	—
2021	4,803	503	2,004	904	600	50	70	160
2022	2,745	353	1,032	505	77	—	94	—
2023	3,375	1,303	535	456	79	350	153	45
Thereafter	35,288	7,940	12,880	5,437	5,793	1,251	2,925	1,595
Total long-term debt, including current maturities	$53,384	$11,012	$19,051	$8,259	$7,391	$2,203	$3,808	$2,150

(a)	Excludes $1,578 million in purchase accounting adjustments related to the Progress Energy merger and the Piedmont acquisition.
The Duke Energy Registrants have the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than as presented above.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

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

	December 31, 2018
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$312	$—	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$937	$300	$150	$52	$435

	December 31, 2017
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$312	$—	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$937	$300	$150	$52	$435

(a)	Progress Energy amounts are equal to Duke Energy Progress amounts.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

Summary of Significant Debt Issuances
In January 2019, Duke Energy Ohio issued $800 million of first mortgage bonds. The issuance was split between a $400 million, 10-year tranche at 3.65 percent and a $400 million, 30-year tranche at 4.30 percent. The net proceeds will be used to refinance $450 million of Duke Energy Ohio bonds maturing in April 2019, to pay down short-term debt and for general corporate purposes.
The following tables summarize significant debt issuances (in millions).

			Year Ended December 31, 2018
				Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida
Unsecured Debt
March 2018(a)	April 2025	3.950%	$250	$250	$—	$—	$—
May 2018(b)	May 2021	3.114%	500	500	—	—	—
September 2018(c)	September 2078	5.625%	500	500	—	—	—
First Mortgage Bonds
March 2018(d)	March 2023	3.050%	500	—	500	—	—
March 2018(d)	March 2048	3.950%	500	—	500	—	—
June 2018(e)	July 2028	3.800%	600	—	—	—	600
June 2018(e)	July 2048	4.200%	400	—	—	—	400
August 2018(f)	September 2023	3.375%	300	—	—	300	—
August 2018(f)	September 2028	3.700%	500	—	—	500	—
November 2018(g)	May 2022	3.350%	350	—	350	—	—
November 2018(g)	November 2028	3.950%	650	—	650	—	—
Total issuances			$5,050	$1,250	$2,000	$800	$1,000

(a)	Debt issued to pay down short-term debt.

(b)	Debt issued to pay down short-term debt. Debt issuance has a floating debt rate.

(c)	Callable after September 2023 at par. Junior subordinated hybrid debt issued to pay down short-term debt and for general corporate purposes.

(d)	Debt issued to repay at maturity a $300 million first mortgage bond due April 2018, pay down intercompany short-term debt and for general corporate purposes.

(e)	Debt issued to repay a portion of intercompany short-term debt under the money pool borrowing arrangement and for general corporate purposes.

(f)	Debt issued to repay short-term debt and for general corporate purposes.

(g)	Debt issued to fund eligible green energy projects, including zero-carbon solar and energy storage, in the Carolinas.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

					Year Ended December 31, 2017
						Duke	Duke	Duke	Duke	Duke
	Maturity		Interest		Duke	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date		Rate		Energy	(Parent)	Carolinas	Progress	Florida	Ohio
Unsecured Debt
April 2017(a)	April 2025		3.364%		$420	$420	$—	$—	$—	$—
June 2017(b)	June 2020		2.100%		330	330	—	—	—	—
August 2017(c)	August 2022		2.400%		500	500	—	—	—	—
August 2017(c)	August 2027		3.150%		750	750	—	—	—	—
August 2017(c)	August 2047		3.950%		500	500	—	—	—	—
December 2017(d)	December 2019	(k)	2.100%		400	—	—	—	400	—
Secured Debt
February 2017(e)	June 2034		4.120%		587	—	—	—	—	—
August 2017(f)	December 2036		4.110%		233	—	—	—	—	—
First Mortgage Bonds
January 2017(g)	January 2020		1.850%		250	—	—	—	250	—
January 2017(g)	January 2027		3.200%		650	—	—	—	650	—
March 2017(h)	June 2046		3.700%		100	—	—	—	—	100
September 2017(i)	September 2020		1.500%	(l)	300	—	—	300	—	—
September 2017(i)	September 2047		3.600%		500	—	—	500	—	—
November 2017(j)	December 2047		3.700%		550	—	550	—	—	—
Total issuances					$6,070	$2,500	$550	$800	$1,300	$100

(a)	Proceeds were used to refinance $400 million of unsecured debt at maturity and to repay a portion of outstanding commercial paper.

(b)	Debt issued to repay a portion of outstanding commercial paper.

(c)	Debt issued to repay at maturity $700 million of unsecured debt, to repay outstanding commercial paper and for general corporate purposes.

(d)	Debt issued to fund storm restoration costs related to Hurricane Irma and for general corporate purposes.

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
Available Credit Facilities
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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	December 31, 2018
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,750	$1,400	$650	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(3,022)	(917)	(739)	(444)	(108)	(299)	(317)	(198)
Outstanding letters of credit	(53)	(45)	(4)	(2)	—	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity	$4,344	$1,688	$757	$704	$542	$151	$202	$300

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Consolidated Balance Sheets.

Three-Year Revolving Credit Facility
Duke Energy (Parent) has a $1.0 billion revolving credit facility through June 2020. Borrowings under this facility will be used for general corporate purposes. As of December 31, 2018, $500 million has been drawn under the Three Year Revolver. This balance is classified as Long-term debt on Duke Energy's Consolidated Balance Sheets. Any undrawn commitments can be drawn, and borrowings can be prepaid, at any time throughout the term of the facility. The terms and conditions of the Three Year Revolver are generally consistent with those governing Duke Energy's Master Credit Facility.
Duke Energy Progress Term Loan Facility
In December 2018, Duke Energy Progress entered into a two-year term loan facility with commitments totaling $700 million. Borrowings under the facility will be used to pay storm-related costs, pay down commercial paper and to partially finance an upcoming bond maturity. As of December 31, 2018, $50 million has been drawn under the term loan. The balance is classified as Long-term debt on Duke Energy Progress' Consolidated Balance Sheets. In January and February 2019, the remaining $650 million was drawn under the term loan.
Piedmont Term Loan Facility
In September 2018, Piedmont executed an amendment to its existing senior unsecured term loan facility. The amendment increased commitments from $250 million to $350 million and extended the maturity date to September 2019. Borrowings under the facility will be used for general corporate purposes. As of December 31, 2018, the entire $350 million has been drawn under the Piedmont Term Loan. This balance is classified as Current maturities of long-term debt on Piedmont's Consolidated Balance Sheets. The terms and conditions of the Piedmont Term Loan are generally consistent with those governing Duke Energy's Master Credit Facility.
Other Debt Matters
In September 2016, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement was filed to replace a similar prior filing upon expiration of its three-year term and also allows for the issuance of common stock by Duke Energy.
Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2018, and 2017 was $1,010 million and $986 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
In January 2017, Duke Energy amended its Form S-3 to add Piedmont as a registrant and included in the amendment a prospectus for Piedmont under which it may issue debt securities in the same manner as other Duke Energy Registrants.
Money Pool
The Subsidiary Registrants, excluding Progress Energy (Parent), are eligible to receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating in this arrangement. The money pool is structured such that the Subsidiary Registrants, excluding Progress Energy (Parent), separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between money pool participants. Duke Energy (Parent), may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Consolidated Balance Sheets.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

Money pool receivable balances are reflected within Notes receivable from affiliated companies on the Subsidiary Registrants’ Consolidated Balance Sheets. Money pool payable balances are reflected within either Notes payable to affiliated companies or Long-Term Debt Payable to Affiliated Companies on the Subsidiary Registrants’ Consolidated Balance Sheets.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65 percent for each borrower, excluding Piedmont, and 70 percent for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2018, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Other Loans
As of December 31, 2018, and 2017, Duke Energy had loans outstanding of $741 million, including $37 million at Duke Energy Progress and $701 million, including $38 million at Duke Energy Progress, respectively, against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
7. GUARANTEES AND INDEMNIFICATIONS
Duke Energy and Progress Energy have various financial and performance guarantees and indemnifications, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy and Progress Energy enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2018, Duke Energy and Progress Energy do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.
On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Capital or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2018, the maximum potential amount of future payments associated with these guarantees was $205 million, the majority of which expires by 2028.
Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly owned entity. The maximum potential amount of future payments required under these guarantees as of December 31, 2018, was $296 million. Of this amount, $11 million relates to guarantees issued on behalf of less than wholly owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. Of the guarantees noted above, $248 million of the guarantees expire between 2019 and 2030, with the remaining performance guarantees having no contractual expiration.
In October 2017, ACP executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is $677 million as of December 31, 2018. This amount represents 47 percent of the outstanding borrowings under the credit facility.
Duke Energy guaranteed debt issued by Duke Energy Carolinas of $650 million as of December 31, 2018, and 2017.
Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a wholly owned and former non-wholly owned entity to honor its obligations to a third party. Under these arrangements, Duke Energy has payment obligations that are triggered by a draw by the third party or customer due to the failure of the wholly owned or former non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2018, Duke Energy had guaranteed $63 million of outstanding surety bonds, most of which have no set expiration.
Duke Energy uses bank-issued standby letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank that are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2018, Duke Energy had issued a total of $454 million in letters of credit, which expire between 2019 and 2022. The unused amount under these letters of credit was $60 million.
Duke Energy recognized $23 million and $21 million, as of December 31, 2018, and 2017, respectively, primarily in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets, for the guarantees discussed above. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.

FINANCIAL STATEMENTS	JOINT OWNERSHIP OF GENERATING AND TRANSMISSION FACILITIES

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

	December 31, 2018
				Construction
	Ownership	Property, Plant	Accumulated	Work in
(in millions except for ownership interest)	Interest	and Equipment	Depreciation	Progress
Duke Energy Carolinas
Catawba (units 1 and 2)(a)	19.25%	$989	$483	$17
W.S. Lee CC(b)	86.67%	593	12	4
Duke Energy Indiana
Gibson (unit 5)(c)	50.05%	390	173	3
Vermillion(d)	62.50%	168	135	—
Transmission and local facilities(c)	Various	5,037	1,769	—

(a)	Jointly owned with North Carolina Municipal Power Agency Number 1, NCEMC and PMPA.

(b)	Jointly owned with NCEMC.

(c)	Jointly owned with WVPA and Indiana Municipal Power Agency.

(d)	Jointly owned with WVPA.
Effective June 30, 2018, Duke Energy Ohio, Ohio Power Company, and The Dayton Power and Light Company, completed an asset exchange that reallocated their ownership interest in certain jointly owned transmission facilities. This transaction was approved by FERC and PUCO. The transaction eliminated the joint owner relationships for these assets. Assets were exchanged at net book value and the net increase in Duke Energy Ohio's assets are shown within Capital expenditures in Duke Energy Ohio's Consolidated Statements of Cash Flows.
9. ASSET RETIREMENT OBLIGATIONS
Duke Energy records an ARO when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Certain assets of the Duke Energy Registrants have an indeterminate life, such as transmission and distribution facilities, and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these AROs will be recorded when a fair value is determinable.
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
The following table presents the AROs recorded on the Consolidated Balance Sheets.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$5,696	$2,335	$3,209	$2,679	$530	$—	$—	$—
Closure of ash impoundments	4,446	1,568	2,123	2,103	20	52	702	—
Other(b)	325	46	79	38	41	41	20	19
Total asset retirement obligation	$10,467	$3,949	$5,411	$4,820	$591	$93	$722	$19
Less: current portion	919	290	514	509	5	6	109	—
Total noncurrent asset retirement obligation	$9,548	$3,659	$4,897	$4,311	$586	$87	$613	$19

(a)	Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.

(b)
Primarily includes obligations related to asbestos removal. Duke Energy Ohio and Piedmont also include AROs related to the retirement of natural gas mains and services. Duke Energy includes AROs related to the removal of renewable energy generation assets.

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS

Nuclear Decommissioning Liability
AROs related to nuclear decommissioning are based on site-specific cost studies. The NCUC, PSCSC and FPSC require updated cost estimates for decommissioning nuclear plants every five years.
The following table summarizes information about the most recent site-specific nuclear decommissioning cost studies. Decommissioning costs are stated in 2018 dollars for Duke Energy Carolinas, 2017 dollars for Duke Energy Florida and 2014 dollars for Duke Energy Progress, and include costs to decommission plant components not subject to radioactive contamination.

	Annual Funding	Decommissioning
(in millions)	Requirement(a)	Costs(a)	Year of Cost Study
Duke Energy	$24	$8,737	2014 and 2018
Duke Energy Carolinas(b)(c)	—	4,291	2018
Duke Energy Progress	24	3,550	2014
Duke Energy Florida(d)	—	896	2018

(a)	Amounts for Progress Energy equal the sum of Duke Energy Progress and Duke Energy Florida.

(b)
Decommissioning cost for Duke Energy Carolinas reflects its ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.

(c)
Duke Energy Carolinas' site-specific nuclear decommissioning cost study completed in 2018 is expected to be filed with the NCUC and PSCSC by the second quarter 2019. Duke Energy Carolinas will also complete a new funding study, which will be completed and filed with the NCUC and PSCSC in 2019.

(d)	Duke Energy Florida's site-specific nuclear decommissioning cost study and a new funding study were completed and filed with the FPSC in 2018.
Nuclear Decommissioning Trust Funds
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida each maintain NDTFs that are intended to pay for the decommissioning costs of their respective nuclear power plants. The NDTF investments are managed and invested in accordance with applicable requirements of various regulatory bodies including the NRC, FERC, NCUC, PSCSC, FPSC and the IRS.
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
The following table presents the fair value of NDTF assets legally restricted for purposes of settling AROs associated with nuclear decommissioning. Duke Energy Florida is actively decommissioning Crystal River Unit 3 and was granted an exemption from the NRC, which allows for use of the NDTF for all aspects of nuclear decommissioning. The entire balance of Duke Energy Florida's NDTF may be applied toward license termination, spent fuel and site restoration costs incurred to decommission Crystal River Unit 3 and is excluded from the table below. See Note 16 for additional information related to the fair value of the Duke Energy Registrants' NDTFs.

	December 31,
(in millions)	2018	2017
Duke Energy	$5,579	$5,864
Duke Energy Carolinas	3,133	3,321
Duke Energy Progress	2,446	2,543
Nuclear Operating Licenses
Operating licenses for nuclear units are potentially subject to extension. The following table includes the current expiration of nuclear operating licenses.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Units 1 and 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Units 1 and 2	2033
Oconee Unit 3	2034
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS

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
The ARO amount recorded on the Consolidated Balance Sheets is based upon estimated closure costs for impacted ash impoundments. The amount recorded represents the discounted cash flows for estimated closure costs based upon either specific closure plans or the probability weightings of the potential closure methods as evaluated on a site-by-site basis. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from ash basins, consolidating material as necessary and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with standards set by federal and state regulations and other agreements. The ARO amount will be adjusted as additional information is gained through the closure and post-closure process, including acceptance and approval of compliance approaches, which may change management assumptions, and may result in a material change to the balance. See ARO Liability Rollforward section below for information on revisions made to the coal ash liability during 2018 and 2017.
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
ARO Liability Rollforward
The following tables present changes in the liability associated with AROs.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2016	$10,611	$3,895	$5,475	$4,697	$778	$77	$866	$14
Accretion expense(a)	435	184	228	195	33	3	32	1
Liabilities settled(b)	(619)	(282)	(270)	(204)	(65)	(7)	(49)	(8)
Liabilities incurred in the current year(c)	51	5	—	—	—	7	29	8
Revisions in estimates of cash flows	(303)	(192)	(19)	(15)	(4)	4	(97)	—
Balance at December 31, 2017	10,175	3,610	5,414	4,673	742	84	781	15
Accretion expense(a)	427	179	225	196	29	4	29	1
Liabilities settled(b)	(638)	(281)	(272)	(227)	(45)	(5)	(79)	—
Liabilities incurred in the current year(c)	39	8	5	—	5	—	25	—
Revisions in estimates of cash flows(d)	464	433	39	178	(140)	10	(34)	3
Balance at December 31, 2018	$10,467	$3,949	$5,411	$4,820	$591	$93	$722	$19

(a)
Substantially all accretion expense for the years ended December 31, 2018, and 2017 relates to Duke Energy’s regulated operations and has been deferred in accordance with regulatory accounting treatment.

(b)	Amounts primarily relate to ash impoundment closures and nuclear decommissioning of Crystal River Unit 3.

(c)	Amounts primarily relate to AROs recorded as a result of state agency closure requirements at Duke Energy Indiana.

(d)
Amounts primarily relate to increases in groundwater monitoring estimates for closure of ash impoundments and an increase for nuclear decommissioning costs at Duke Energy Carolinas' nuclear sites compared to original estimates, partially offset by a reduction for nuclear decommissioning at Crystal River Unit 3 compared to original estimates and modifications to the timing of expected cash flows for coal ash AROs.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT

10. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment for Duke Energy and its subsidiary registrants.

	December 31, 2018
	Estimated
	Useful		Duke		Duke	Duke	Duke	Duke
	Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,072	$472	$868	$445	$423	$136	$116	$448
Plant – Regulated
Electric generation, distribution and transmission	15-100	100,706	38,468	42,760	26,147	16,613	5,182	14,292	—
Natural gas transmission and distribution	12-80	8,808	—	—	—	—	2,719	—	6,089
Other buildings and improvements	24-90	1,966	681	636	295	341	270	253	126
Plant – Nonregulated
Electric generation, distribution and transmission	5-30	4,410	—	—	—	—	—	—	—
Other buildings and improvements	25-35	494	—	—	—	—	—	—	—
Nuclear fuel		3,460	1,898	1,562	1,562	—	—	—	—
Equipment	3-55	2,141	467	565	399	166	384	178	141
Construction in process		5,726	1,678	2,515	1,659	856	412	325	382
Other	3-40	4,675	1,077	1,354	952	393	257	279	300
Total property, plant and equipment(a)(d)		134,458	44,741	50,260	31,459	18,792	9,360	15,443	7,486
Total accumulated depreciation – regulated(b)(c)(d)		(41,079)	(15,496)	(16,398)	(11,423)	(4,968)	(2,717)	(4,914)	(1,575)
Total accumulated depreciation – nonregulated(c)(d)		(2,047)	—	—	—	—	—	—	—
Generation facilities to be retired, net		362	—	362	362	—	—	—	—
Total net property, plant and equipment		$91,694	$29,245	$34,224	$20,398	$13,824	$6,643	$10,529	$5,911

(a)
Includes capitalized leases of $1,237 million, $135 million, $257 million, $137 million, $120 million, $73 million and $35 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $131 million, $14 million and $117 million, respectively, of accumulated amortization of capitalized leases.

(b)
Includes $1,947 million, $1,087 million, $860 million and $860 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.

(c)
Includes accumulated amortization of capitalized leases of $61 million, $12 million, $20 million and $10 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, respectively.

(d)	Includes gross property, plant and equipment cost of consolidated VIEs of $4,007 million and accumulated depreciation of consolidated VIEs of $698 million at Duke Energy.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2017
	Estimated
	Useful		Duke		Duke	Duke	Duke	Duke
	Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$1,559	$467	$767	$424	$343	$134	$111	$41
Plant – Regulated
Electric generation, distribution and transmission	8-100	93,687	35,657	39,419	24,502	14,917	4,870	13,741	—
Natural gas transmission and distribution	12-80	8,292	—	—	—	—	2,559	—	5,733
Other buildings and improvements	15-100	1,936	647	652	316	336	243	240	154
Plant – Nonregulated
Electric generation, distribution and transmission(a)	5-30	4,273	—	—	—	—	—	—	—
Other buildings and improvements	25-35	465	—	—	—	—	—	—	—
Nuclear fuel		3,680	2,120	1,560	1,560	—	—	—	—
Equipment	3-55	2,122	402	555	416	139	348	169	266
Construction in process		6,995	2,614	3,059	1,434	1,625	350	416	231
Other	3-40	4,498	1,032	1,311	931	370	228	271	300
Total property, plant and equipment(b)(e)		127,507	42,939	47,323	29,583	17,730	8,732	14,948	6,725
Total accumulated depreciation – regulated(c)(d)(e)		(39,742)	(15,063)	(15,857)	(10,903)	(4,947)	(2,691)	(4,662)	(1,479)
Total accumulated depreciation – nonregulated(d)(e)		(1,795)	—	—	—	—	—	—	—
Generation facilities to be retired, net		421	—	421	421	—	—	—	—
Total net property, plant and equipment		$86,391	$27,876	$31,887	$19,101	$12,783	$6,041	$10,286	$5,246

(a)	Includes a pretax impairment charge of $58 million on a wholly owned non-contracted wind project. See discussion below.

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

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT

The following tables present capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2018	2017	2016
Duke Energy	$161	$128	$100
Duke Energy Carolinas	35	45	38
Progress Energy	51	45	31
Duke Energy Progress	26	21	17
Duke Energy Florida	25	24	14
Duke Energy Ohio	17	10	8
Duke Energy Indiana	27	9	7

	Years Ended December 31,		Two Months Ended December 31,	Year Ended October 31,
(in millions)	2018	2017	2016	2016
Piedmont	$17	$12	$2	$12
Operating Leases
Duke Energy's Commercial Renewables segment operates various renewable energy projects and sells the generated output to utilities, electric cooperatives, municipalities and commercial and industrial customers through long-term contracts. In certain situations, these long-term contracts and the associated renewable energy projects qualify as operating leases. Rental income from these leases is accounted for as Operating Revenues in the Consolidated Statements of Operations. There are no minimum lease payments as all payments are contingent based on actual electricity generated by the renewable energy projects. Contingent lease payments were $268 million, $262 million, and $216 million for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, renewable energy projects owned by Duke Energy and accounted for as operating leases had a cost basis of $3,358 million and accumulated depreciation of $602 million. These assets are principally classified as nonregulated electric generation and transmission assets.
11. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Duke Energy
The following table presents goodwill by reportable segment for Duke Energy included on Duke Energy's Consolidated Balance Sheets at December 31, 2018, and 2017.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill Balance at December 31, 2017	$17,379	$1,924	$122	$19,425
Accumulated impairment charges(a)	—	—	(29)	(29)
Goodwill balance at December 31, 2017, adjusted for accumulated impairment charges	$17,379	$1,924	$93	$19,396

Goodwill Balance at December 31, 2018	$17,379	$1,924	$122	$19,425
Accumulated impairment charges(a)	$—	$—	$(122)	$(122)
Goodwill balance at December 31, 2018, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303

(a)
Duke Energy evaluated the recoverability of goodwill during 2017 and recorded impairment charges of $29 million related to the Energy Management Solutions reporting unit within the Commercial Renewables segment. The fair value of the reporting unit was determined based on the market approach. See "Goodwill Impairment Testing" below for the results of the 2018 goodwill impairment test.

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Consolidated Balance Sheets at December 31, 2018, and 2017.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure segment and there are no accumulated impairment charges.

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS

Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure segment and there are no accumulated impairment charges.
Goodwill Impairment Testing
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
In the third quarter of 2018, based on the results of the annual quantitative goodwill impairment test, management determined that the fair value of the Commercial Renewables reporting unit was below its respective carrying value, including goodwill. Determination of the Commercial Renewables reporting unit fair value was based on an income approach, which estimates the fair value based on discounted future cash flows. The fair value of the Commercial Renewables reporting unit is impacted by several factors, including forecasted tax credit utilization, the cost of capital, current and forecasted solar and wind volumes, and legislative developments. Certain assumptions used in determining the fair value of the reporting unit in the 2018 impairment test changed from those used in the 2017 annual impairment test including the cost of capital as a result of rising interest rates and the timing of tax credit utilization due to tax reform and IRS clarification on bonus depreciation in August 2018. Based on the quantitative impairment test, the estimated fair value of the Commercial Renewables reporting unit was below its carrying value by an immaterial amount but still more than the goodwill balance assigned to the reporting unit. As such, the entire remaining goodwill balance of approximately $93 million was impaired during the third quarter of 2018.
The fair value of all other reporting units for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis.
Intangible Assets
The following tables show the carrying amount and accumulated amortization of intangible assets included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2018, and 2017.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$18	$—	$5	$2	$3	$—	$12	$—
Renewable energy certificates	168	46	120	120	—	2	—	—
Natural gas, coal and power contracts	24	—	—	—	—	—	24	—
Renewable operating and development projects	84	—	—	—	—	—	—	—
Other	6	—	—	—	—	—	—	3
Total gross carrying amounts	300	46	125	122	3	2	36	3
Accumulated amortization – natural gas, coal and power contracts	(20)	—	—	—	—	—	(20)	—
Accumulated amortization – renewable operating and development projects	(29)	—	—	—	—	—	—	—
Accumulated amortization – other	(5)	—	—	—	—	—	—	(3)
Total accumulated amortization	(54)	—	—	—	—	—	(20)	(3)
Total intangible assets, net	$246	$46	$125	$122	$3	$2	$16	$—

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$19	$1	$5	$2	$3	$—	$13	$—
Renewable energy certificates	148	38	107	107	—	3	—	—
Natural gas, coal and power contracts	24	—	—	—	—	—	24	—
Renewable operating and development projects	79	—	—	—	—	—	—	—
Other	6	—	—	—	—	—	—	3
Total gross carrying amounts	276	39	112	109	3	3	37	3
Accumulated amortization – natural gas, coal and power contracts	(19)	—	—	—	—	—	(19)	—
Accumulated amortization – renewable operating and development projects	(22)	—	—	—	—	—	—	—
Accumulated amortization – other	(5)	—	—	—	—	—	—	(3)
Total accumulated amortization	(46)	—	—	—	—	—	(19)	(3)
Total intangible assets, net	$230	$39	$112	$109	$3	$3	$18	$—
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
Amortization Expense
Amortization expense amounts for natural gas, coal and power contracts, renewable operating projects and other intangible assets are immaterial for the years ended December 31, 2018, 2017 and 2016, and are expected to be immaterial for the next five years as of December 31, 2018.
12. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
EQUITY METHOD INVESTMENTS
Investments in affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method.
The following table presents Duke Energy’s investments in unconsolidated affiliates accounted for under the equity method, as well as the respective equity in earnings, by segment.

	Years Ended December 31,
	2018		2017		2016
		Equity in		Equity in		Equity in
(in millions)	Investments	earnings	Investments	earnings	Investments	earnings
Electric Utilities and Infrastructure	$97	$6	$89	$5	$93	$5
Gas Utilities and Infrastructure	1,003	27	763	62	566	19
Commercial Renewables	201	(1)	190	(5)	185	(82)
Other	108	51	133	57	81	43
Total	$1,409	$83	$1,175	$119	$925	$(15)
During the years ended December 31, 2018, 2017 and 2016, Duke Energy received distributions from equity investments of $108 million, $13 million and $31 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. During the years ended December 31, 2018, and 2017, Duke Energy received distributions from equity investments of $137 million and $281 million, respectively, which are included in Return of investment capital within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
During the years ended December 31, 2018, and 2017, and the two months ended December 31, 2016, and the year ended October 31, 2016, Piedmont received distributions from equity investments of $1 million, $4 million, $1 million and $26 million, respectively, which are included in Other assets within Cash Flows from Operating Activities and $3 million, $2 million, $1 million and $18 million, respectively, which are included within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
Significant investments in affiliates accounted for under the equity method are discussed below.

FINANCIAL STATEMENTS	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Electric Utilities and Infrastructure
Duke Energy owns a 50 percent interest in DATC and in Pioneer, which build, own and operate electric transmission facilities in North America.
Gas Utilities and Infrastructure
The table below outlines Duke Energy's ownership interests in natural gas pipeline companies and natural gas storage facilities.

		Investment Amount (in millions)
	Ownership	December 31,		December 31,
Entity Name	Interest	2018		2017
Pipeline Investments
Atlantic Coast Pipeline, LLC(a)	47%	$797		$397
Sabal Trail Transmission, LLC	7.5%	112	(d)	219
Constitution Pipeline, LLC(a)	24%	25		81
Cardinal Pipeline Company, LLC(b)	21.49%	10		11
Storage Facilities
Pine Needle LNG Company, LLC(b)	45%	13		13
Hardy Storage Company, LLC(b)	50%	46		42
Total Investments(c)		$1,003		$763

(a)	During the year ended December 31, 2017, Piedmont transferred its share of ownership interest in ACP and Constitution to a wholly owned subsidiary of Duke Energy at book value.

(b)	Piedmont owns the Cardinal, Pine Needle and Hardy Storage investments.

(c)	Duke Energy includes purchase accounting adjustments related to Piedmont.

(d)	Sabal Trail returned capital of $112 million during the year ended December 31, 2018.
In October 2017, Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. See Note 7 for additional information. As a result of the financing, ACP returned capital of $265 million to Duke Energy.
Piedmont sold its 15 percent membership interest in SouthStar on October 3, 2016, for $160 million resulting in an after tax gain of $81 million during the year ended October 31, 2016. Piedmont's Equity in Earnings in SouthStar was $19 million for the year ended October 31, 2016.
During the fourth quarter of 2018, ACP received several adverse court rulings as described in Note 4. As a result, Duke Energy evaluated this investment for impairment and determined that fair value approximated carrying value and therefore no impairment was necessary.
For regulatory matters and other information on the ACP, Sabal Trail and Constitution investments, see Notes 4 and 17.
Commercial Renewables
Duke Energy has a 50 percent interest in DS Cornerstone, LLC, which owns wind farm projects in the U.S.
Impairment of Equity Method Investments
During the year ended December 31, 2018, Duke Energy recorded an OTTI of the Constitution investment of $55 million within Equity in earnings of unconsolidated affiliates on Duke Energy's Consolidated Statements of Operations. The charge represents the excess carrying value over the estimated fair value of the project, which was based on a Level 3 Fair Value measurement that was determined from the income approach using discounted cash flows. The impairment was primarily due to the recent actions taken by the courts and regulators to uphold the NYSDEC's denial of the certification and uncertainty associated with the remaining legal and regulatory challenges. For additional information on the Constitution investment, see Note 4.
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
Other
Duke Energy owns a 17.5 percent indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia. Duke Energy's economic ownership interest decreased from 25 to 17.5 percent with the successful startup of NMC's polyacetal production facility in 2017. Duke Energy retains 25 percent of the board representation and voting rights of NMC.

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS

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

	Years Ended December 31,
(in millions)	2018	2017	2016
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$985	$858	$831
Indemnification coverages(b)	22	23	22
JDA revenue(c)	84	49	38
JDA expense(c)	207	145	156
Intercompany natural gas purchases(d)	15	9	2
Progress Energy
Corporate governance and shared service expenses(a)	$906	$736	$710
Indemnification coverages(b)	34	38	35
JDA revenue(c)	207	145	156
JDA expense(c)	84	49	38
Intercompany natural gas purchases(d)	78	77	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$577	$438	$397
Indemnification coverages(b)	13	15	14
JDA revenue(c)	207	145	156
JDA expense(c)	84	49	38
Intercompany natural gas purchases(d)	78	77	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$329	$298	$313
Indemnification coverages(b)	21	23	21
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$374	$363	$356
Indemnification coverages(b)	5	5	5
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$405	$370	$366
Indemnification coverages(b)	7	8	8
Piedmont
Corporate governance and shared service expenses(a)	$170	$50
Indemnification coverages(b)	2	2
Intercompany natural gas sales(d)	93	86
Natural gas storage and transportation costs(e)	25	25

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

(d)
Piedmont provides long-term natural gas delivery service to certain Duke Energy Carolinas and Duke Energy Progress natural gas-fired generation facilities. Piedmont records the sales in Operating Revenues, and Duke Energy Carolinas and Duke Energy Progress record the related purchases as a component of Fuel used in electric generation and purchased power on their respective Consolidated Statements of Operations and Comprehensive Income. These intercompany revenues and expenses are eliminated in consolidation. For the two months ended December 31, 2016, and for sales made subsequent to the acquisition for the year ended October 31, 2016, Piedmont recorded $14 million and $7 million, respectively, of natural gas sales with Duke Energy. For sales made prior to the acquisition for the year ended October 31, 2016, Piedmont recorded $74 million of natural gas sales with Duke Energy.

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS

(e)
Piedmont has related party transactions as a customer of its equity method investments in Pine Needle, Hardy Storage, and Cardinal natural gas storage and transportation facilities. These expenses are included in Cost of natural gas on Piedmont's Consolidated Statements of Operations and Comprehensive Income. For the two months ended December 31, 2016, and for the year ended October 31, 2016, Piedmont recorded $6 million and $29 million, respectively, of natural gas storage and transportation costs.

In addition to the amounts presented above, the Subsidiary Registrants have other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 for more information regarding money pool. These transactions of the Subsidiary Registrants are incurred in the ordinary course of business and are eliminated in consolidation.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
December 31, 2018
Intercompany income tax receivable	$52	$47	$29	$—	$—	$8	$—
Intercompany income tax payable	—	—	—	16	3	—	45

December 31, 2017
Intercompany income tax receivable	$—	$168	$—	$44	$22	$—	$7
Intercompany income tax payable	44	—	21	—	—	35	—
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the years ended December 31, 2018, 2017 and 2016 were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business.
Undesignated Contracts
Undesignated contracts primarily include contracts not designated as a hedge because they are accounted for under regulatory accounting or contracts that do not qualify for hedge accounting.

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Duke Energy’s interest rate swaps for its regulated operations employ regulatory accounting. With regulatory accounting, the mark-to-market gains or losses on the swaps are deferred as regulatory liabilities or regulatory assets, respectively. Regulatory assets and liabilities are amortized consistent with the treatment of the related costs in the ratemaking process. The accrual of interest on the swaps is recorded as Interest Expense on the Duke Energy Registrant's Consolidated Statements of Operations and Comprehensive Income.
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
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	December 31, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$923	$—	$—	$—	$—	$—
Undesignated contracts	1,721	300	1,200	650	550	27
Total notional amount(a)	$2,644	$300	$1,200	$650	$550	$27

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$660	$—	$—	$—	$—	$—
Undesignated contracts	927	400	500	250	250	27
Total notional amount	$1,587	$400	$500	$250	$250	$27

(a)
Duke Energy includes amounts related to consolidated VIEs of $422 million in cash flow hedges and $194 million in undesignated contracts as of December 31, 2018, and $660 million in cash flow hedges as of December 31, 2017.

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

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electricity (gigawatt-hours)	15,286	—	—	—	—	1,786	13,500	—
Natural gas (millions of dekatherms)	739	121	169	166	3	—	1	448

	December 31, 2017
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Indiana	Piedmont
Electricity (gigawatt-hours)	34	—	—	—	—	34	—
Natural gas (millions of dekatherms)	770	105	183	133	50	2	480

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

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

Derivative Assets	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$35	$2	$2	$2	$—	$6	$23	$3
Noncurrent	4	1	2	2	—	—	—	—
Total Derivative Assets – Commodity Contracts	$39	$3	$4	$4	$—	$6	$23	$3
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	2	—	—	—	—	—	—	—
Noncurrent	12	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$18	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$57	$3	$4	$4	$—	$6	$23	$3

Derivative Liabilities	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$33	$14	$10	$5	$6	$—	$—	$8
Noncurrent	158	10	15	6	—	—	—	133
Total Derivative Liabilities – Commodity Contracts	$191	$24	$25	$11	$6	$—	$—	$141
Interest Rate Contracts
Designated as Hedging Instruments
Current	$12	$—	$—	$—	$—	$—	$—	$—
Noncurrent	6	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	23	9	13	11	2	1	—	—
Noncurrent	10	—	6	5	1	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$51	$9	$19	$16	$3	$5	$—	$—
Total Derivative Liabilities	$242	$33	$44	$27	$9	$5	$—	$141

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$34	$2	$2	$1	$1	$1	$27	$2
Noncurrent	1	—	1	1	—	—	—	—
Total Derivative Assets – Commodity Contracts	$35	$2	$3	$2	$1	$1	$27	$2
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	15	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$16	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$51	$2	$3	$2	$1	$1	$27	$2

Derivative Liabilities	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$36	$6	$18	$8	$10	$—	$—	$11
Noncurrent	146	4	10	4	—	—	—	131
Total Derivative Liabilities – Commodity Contracts	$182	$10	$28	$12	$10	$—	$—	$142
Interest Rate Contracts
Designated as Hedging Instruments
Current	$29	$25	$—	$—	$—	$—	$—	$—
Noncurrent	6	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	1	—	—	1	—	—
Noncurrent	12	—	7	6	2	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$48	$25	$8	$6	$2	$5	$—	$—
Total Derivative Liabilities	$230	$35	$36	$18	$12	$5	$—	$142

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

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

Derivative Assets	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$38	$2	$2	$2	$—	$6	$23	$3
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$35	$—	$—	$—	$—	$6	$23	$3
Noncurrent
Gross amounts recognized	$19	$1	$2	$2	$—	$—	$—	$—
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$—	$—	$—	$—	$—	$—	$—

Derivative Liabilities	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$68	$23	$23	$16	$8	$1	$—	$8
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$64	$21	$21	$14	$8	$1	$—	$8
Noncurrent
Gross amounts recognized	$174	$10	$21	$11	$1	$4	$—	$133
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$171	$9	$19	$9	$1	$4	$—	$133

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$35	$2	$2	$1	$1	$1	$27	$2
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$35	$2	$2	$1	$1	$1	$27	$2
Noncurrent
Gross amounts recognized	$16	$—	$1	$1	$—	$—	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$—	$1	$1	$—	$—	$—	$—

Derivative Liabilities	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$66	$31	$19	$8	$10	$1	$—	$11
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$63	$29	$17	$6	$10	$1	$—	$11
Noncurrent
Gross amounts recognized	$164	$4	$17	$10	$2	$4	$—	$131
Gross amounts offset	(1)	—	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$163	$4	$16	$9	$2	$4	$—	$131
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

	December 31, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$44	$19	$25	$25	$—
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	44	19	25	25	—

	December 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$59	$35	$25	$15	$10
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	59	35	25	15	10
The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative and cash collateral must be executed with the same counterparty under the same master netting arrangement.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

15. INVESTMENTS IN DEBT AND EQUITY SECURITIES
Duke Energy's investments in debt and equity securities are primarily comprised of investments held in (i) the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) the grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans and (iii) Bison. The Duke Energy Registrants classify investments in debt securities as AFS and investments in equity securities as FV-NI.
For investments in debt securities classified as AFS, the unrealized gains and losses are included in other comprehensive income until realized, at which time, they are reported though net income. For investments in equity securities classified as FV-NI, both realized and unrealized gains and losses are reported through net income. Substantially all of Duke Energy's investments in debt and equity securities qualify for regulatory accounting, and accordingly, all associated realized and unrealized gains and losses on these investments are deferred as a regulatory asset or liability.
Duke Energy classifies the majority of investments in debt and equity securities as long term, unless otherwise noted.
Investment Trusts
The investments within the NDTF and the Investment Trusts are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt securities within the Investment Trusts are considered OTTIs and are recognized immediately and deferred to regulatory accounts where appropriate.
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of December 31, 2018, and 2017.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2018			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$88	$—	$—	$115
Equity securities	2,402	95	4,475	2,805	27	4,914
Corporate debt securities	4	13	566	17	2	570
Municipal bonds	1	4	353	4	3	344
U.S. government bonds	14	12	1,076	11	7	1,027
Other debt securities	—	2	148	—	1	118
Total NDTF Investments	$2,421	$126	$6,706	$2,837	$40	$7,088
Other Investments
Cash and cash equivalents	$—	$—	$22	$—	$—	$15
Equity securities	36	1	99	59	—	123
Corporate debt securities	—	2	60	1	—	57
Municipal bonds	—	1	85	2	1	83
U.S. government bonds	1	—	45	—	—	41
Other debt securities	—	1	58	—	1	44
Total Other Investments	$37	$5	$369	$62	$2	$363
Total Investments	$2,458	$131	$7,075	$2,899	$42	$7,451

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2018
Due in one year or less	$98
Due after one through five years	501
Due after five through 10 years	570
Due after 10 years	1,222
Total	$2,391
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the year ended December 31, 2018, and from sales of AFS securities for the years ended December 31, 2017, and 2016, were as follows.

Year Ended December 31,
(in millions)	2018
FV-NI:
Realized gains	$168
Realized losses	126
AFS:
Realized gains	22
Realized losses	51

	Years Ended December 31,
(in millions)	2017	2016
Realized gains	$202	$246
Realized losses	160	187
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2018			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$29	$—	$—	$32
Equity securities	1,309	54	2,484	1,531	12	2,692
Corporate debt securities	2	9	341	9	2	359
Municipal bonds	—	1	81	—	1	60
U.S. government bonds	5	8	475	3	4	503
Other debt securities	—	2	143	—	1	112
Total NDTF Investments	$1,316	$74	$3,553	$1,543	$20	$3,758
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2018
Due in one year or less	$6
Due after one through five years	142
Due after five through 10 years	303
Due after 10 years	589
Total	$1,040

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the year ended December 31, 2018, and from sales of AFS securities for the years ended December 31, 2017, and 2016, were as follows.

Year Ended December 31,
(in millions)	2018
FV-NI:
Realized gains	$89
Realized losses	73
AFS:
Realized gains	19
Realized losses	35

	Years Ended December 31,
(in millions)	2017	2016
Realized gains	$135	$157
Realized losses	103	121
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2018			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$59	$—	$—	$83
Equity securities	1,093	41	1,991	1,274	15	2,222
Corporate debt securities	2	4	225	8	—	211
Municipal bonds	1	3	272	4	2	284
U.S. government bonds	9	4	601	8	3	524
Other debt securities	—	—	5	—	—	6
Total NDTF Investments	$1,105	$52	$3,153	$1,294	$20	$3,330
Other Investments
Cash and cash equivalents	$—	$—	$17	$—	$—	$12
Municipal bonds	—	—	47	2	—	47
Total Other Investments	$—	$—	$64	$2	$—	$59
Total Investments	$1,105	$52	$3,217	$1,296	$20	$3,389
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2018
Due in one year or less	$87
Due after one through five years	306
Due after five through 10 years	216
Due after 10 years	541
Total	$1,150

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the year ended December 31, 2018, and from sales of AFS securities for the years ended December 31, 2017, and 2016, were as follows.

Year Ended December 31,
(in millions)	2018
FV-NI:
Realized gains	$79
Realized losses	53
AFS:
Realized gains	3
Realized losses	15

	Years Ended December 31,
(in millions)	2017	2016
Realized gains	$65	$84
Realized losses	56	64
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2018			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$46	$—	$—	$50
Equity securities	833	30	1,588	980	12	1,795
Corporate debt securities	2	3	171	6	—	149
Municipal bonds	1	3	271	4	2	283
U.S. government bonds	6	3	415	5	2	310
Other debt securities	—	—	3	—	—	4
Total NDTF Investments	$842	$39	$2,494	$995	$16	$2,591
Other Investments
Cash and cash equivalents	$—	$—	$6	$—	$—	$1
Total Other Investments	$—	$—	$6	$—	$—	$1
Total Investments	$842	$39	$2,500	$995	$16	$2,592
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2018
Due in one year or less	$49
Due after one through five years	231
Due after five through 10 years	161
Due after 10 years	419
Total	$860

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the year ended December 31, 2018, and from sales of AFS securities for the years ended December 31, 2017, and 2016, were as follows.

Year Ended December 31,
(in millions)	2018
FV-NI:
Realized gains	$68
Realized losses	48
AFS:
Realized gains	$2
Realized losses	10

	Years Ended December 31,
(in millions)	2017	2016
Realized gains	$54	$71
Realized losses	48	55
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2018			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$13	$—	$—	$33
Equity securities	260	11	403	294	3	427
Corporate debt securities	—	1	54	2	—	62
Municipal bonds	—	—	1	—	—	1
U.S. government bonds	3	1	186	3	1	214
Other debt securities	—	—	2	—	—	2
Total NDTF Investments(a)	$263	$13	$659	$299	$4	$739
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Municipal bonds	—	—	47	2	—	47
Total Other Investments	$—	$—	$48	$2	$—	$48
Total Investments	$263	$13	$707	$301	$4	$787

(a)
During the year ended December 31, 2018, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3 nuclear plant.

The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2018
Due in one year or less	$38
Due after one through five years	75
Due after five through 10 years	55
Due after 10 years	122
Total	$290

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the year ended December 31, 2018, and from sales of AFS securities for the years ended December 31, 2017, and 2016, were as follows.

Year Ended December 31,
(in millions)	2018
FV-NI:
Realized gains	$11
Realized losses	5
AFS:
Realized gains	1
Realized losses	5

	Years Ended December 31,
(in millions)	2017	2016
Realized gains	$11	$13
Realized losses	8	9
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	December 31, 2018			December 31, 2017
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
Investments
Equity securities	$29	$—	$67	$49	$—	$97
Corporate debt securities	—	—	8	—	—	3
Municipal bonds	—	1	33	—	1	28
Total Investments	$29	$1	$108	$49	$1	$128
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2018
Due in one year or less	$3
Due after one through five years	20
Due after five through 10 years	4
Due after 10 years	14
Total	$41
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the year ended December 31, 2018, and from sales of AFS securities for the years ended December 31, 2017, and 2016, were insignificant.
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
Fair value measurements are classified in three levels based on the fair value hierarchy as defined by GAAP. Certain investments are not categorized within the fair value hierarchy. These investments are measured at fair value using the NAV per share practical expedient. The NAV is derived based on the investment cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

Fair value accounting guidance permits entities to elect to measure certain financial instruments that are not required to be accounted for at fair value, such as equity method investments or the company’s own debt, at fair value. The Duke Energy Registrants have not elected to record any of these items at fair value.
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the years ended December 31, 2018, 2017 and 2016. In addition, for Piedmont, there were no transfers between levels during the two months ended December 31, 2016, and the year ended October 31, 2016.
Valuation methods of the primary fair value measurements disclosed below are as follows.
Investments in equity securities
The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as the NYSE and the Nasdaq Stock Market. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements.
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

	December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,475	$4,410	$—	$—	$65
NDTF debt securities	2,231	576	1,655	—	—
Other equity securities	99	99	—	—	—
Other debt securities	270	67	203	—	—
Derivative assets	57	4	25	28	—
Total assets	7,132	5,156	1,883	28	65
Derivative liabilities	(242)	(11)	(90)	(141)	—
Net assets (liabilities)	$6,890	$5,145	$1,793	$(113)	$65

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,914	$4,840	$—	$—	$74
NDTF debt securities	2,174	635	1,539	—	—
Other equity securities	123	123	—	—	—
Other debt securities	241	57	184	—	—
Derivative assets	51	3	20	28	—
Total assets	7,503	5,658	1,743	28	74
Derivative liabilities	(230)	(2)	(86)	(142)	—
Net assets (liabilities)	$7,273	$5,656	$1,657	$(114)	$74
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

	December 31, 2018	December 31, 2017

(in millions)	Derivatives (net)	Investments	Derivatives (net)	Total
Balance at beginning of period	$(114)	$5	$(166)	$(161)
Total pretax realized or unrealized gains included in comprehensive income	—	1	—	1
Purchases, sales, issuances and settlements:
Purchases	57	—	55	55
Sales	—	(6)	—	(6)
Settlements	(57)	—	(47)	(47)
Total gains included on the Consolidated Balance Sheet	1	—	44	44
Balance at end of period	$(113)	$—	$(114)	$(114)
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,484	$2,419	$—	$65
NDTF debt securities	1,069	149	920	—
Derivative assets	3	—	3	—
Total assets	3,556	2,568	923	65
Derivative liabilities	(33)	—	(33)	—
Net assets	$3,523	$2,568	$890	$65

	December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,692	$2,618	$—	$74
NDTF debt securities	1,066	204	862	—
Derivative assets	2	—	2	—
Total assets	3,760	2,822	864	74
Derivative liabilities	(35)	(1)	(34)	—
Net assets	$3,725	$2,821	$830	$74

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

Investments
Year Ended December 31,
(in millions)	2017
Balance at beginning of period	$3
Total pretax realized or unrealized gains included in comprehensive income	1
Purchases, sales, issuances and settlements:
Sales	(4)
Balance at end of period	$—
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,991	$1,991	$—	$2,222	$2,222	$—
NDTF debt securities	1,162	427	735	1,108	431	677
Other debt securities	64	17	47	59	12	47
Derivative assets	4	—	4	3	1	2
Total assets	3,221	2,435	786	3,392	2,666	726
Derivative liabilities	(44)	—	(44)	(36)	(1)	(35)
Net assets	$3,177	$2,435	$742	$3,356	$2,665	$691
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,588	$1,588	$—	$1,795	$1,795	$—
NDTF debt securities	906	294	612	796	243	553
Other debt securities	6	6	—	1	1	—
Derivative assets	4	—	4	2	1	1
Total assets	2,504	1,888	616	2,594	2,040	554
Derivative liabilities	(27)	—	(27)	(18)	(1)	(17)
Net assets	$2,477	$1,888	$589	$2,576	$2,039	$537
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$403	$403	$—	$427	$427	$—
NDTF debt securities	256	133	123	312	188	124
Other debt securities	48	1	47	48	1	47
Derivative assets	—	—	—	1	—	1
Total assets	707	537	170	788	616	172
Derivative liabilities	(9)	—	(9)	(12)	—	(12)
Net assets	$698	$537	$161	$776	$616	$160

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY OHIO
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 2	Level 3	Total Fair Value	Level 2	Level 3
Derivative assets	$6	$—	$6	$1	$—	$1
Derivative liabilities	(5)	(5)	—	(5)	(5)	—
Net assets (liabilities)	$1	$(5)	$6	$(4)	$(5)	$1
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2018	2017
Balance at beginning of period	$1	$5
Purchases, sales, issuances and settlements:
Purchases	7	3
Settlements	(4)	(4)
Total gains included on the Consolidated Balance Sheet	2	(3)
Balance at end of period	$6	$1
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2018				December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$67	$67	$—	$—	$97	$97	$—	$—
Other debt securities	41	—	41	—	31	—	31	—
Derivative assets	23	1	—	22	27	—	—	27
Total assets	$131	$68	$41	$22	$155	$97	$31	$27
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2018	2017
Balance at beginning of period	$27	$16
Purchases, sales, issuances and settlements:
Purchases	50	52
Settlements	(53)	(43)
Total (losses) gains included on the Consolidated Balance Sheet	(2)	2
Balance at end of period	$22	$27

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2018			December 31, 2017
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Other debt securities	$—	$—	$—	$1	$1	$—
Derivative assets	3	3	—	2	2	—
Total assets	3	3	—	3	3	—
Derivative liabilities	(141)	—	(141)	(142)	—	(142)
Net (liabilities) assets	$(138)	$3	$(141)	$(139)	$3	$(142)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2018	2017
Balance at beginning of period	$(142)	$(187)
Total gains and settlements	1	45
Balance at end of period	$(141)	$(142)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2018
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$6	RTO auction pricing	FTR price – per MWh	$1.19	–	$4.59
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(2.07)	–	8.27
Piedmont
Natural gas contracts	(141)	Discounted cash flow	Forward natural gas curves — price per MMBtu	1.87	–	2.95
Duke Energy
Total Level 3 derivatives	$(113)

	December 31, 2017
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$0.07	–	$1.41
Duke Energy Indiana
FTRs	27	RTO auction pricing	FTR price – per MWh	(0.77)	–	7.44
Piedmont
Natural gas contracts	(142)	Discounted cash flow	Forward natural gas curves — price per MMBtu	2.10	–	2.88
Duke Energy
Total Level 3 derivatives	$(114)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	December 31, 2018		December 31, 2017
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$54,529	$54,534	$52,279	$55,331
Duke Energy Carolinas	10,939	11,471	10,103	11,372
Progress Energy	18,911	19,885	17,837	20,000
Duke Energy Progress	8,204	8,300	7,357	7,992
Duke Energy Florida	7,321	7,742	7,095	7,953
Duke Energy Ohio	2,165	2,239	2,067	2,249
Duke Energy Indiana	3,782	4,158	3,783	4,464
Piedmont	2,138	2,180	2,037	2,209

(a)
Book value of long-term debt includes $1.6 billion as of December 31, 2018, and $1.7 billion as of December 31, 2017, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

At both December 31, 2018, and December 31, 2017, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2018, 2017 and 2016, or is expected to be provided in the future, that was not previously contractually required.
Receivables Financing – DERF/DEPR/DEFR
DERF, DEPR and DEFR are bankruptcy remote, special purpose subsidiaries of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively. DERF, DEPR and DEFR are wholly owned limited liability companies with separate legal existence from their parent companies and their assets are not generally available to creditors of their parent companies. On a revolving basis, DERF, DEPR and DEFR buy certain accounts receivable arising from the sale of electricity and related services from their parent companies.
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
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are considered the primary beneficiaries and consolidate DERF, DEPR and DEFR, respectively, as they make those decisions.
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
The proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are approximately 75 percent cash and 25 percent in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Depending on collection experience, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the activities that most significantly impact the economic performance of the entity are not performed by the equity holder and (iii) deficiencies in net worth of CRC are funded by Duke Energy. The most significant activities that impact the economic performance of CRC are decisions made to manage delinquent receivables. Duke Energy is considered the primary beneficiary and consolidates CRC as it makes these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidate CRC.
Receivables Financing – Credit Facilities
The following table outlines amounts and expiration dates of the credit facilities described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
	CRC	DERF	DEPR	DEFR
Expiration date	December 2020	December 2020	February 2021	April 2021
Credit facility amount (in millions)	$325	$450	$300	$225
Amounts borrowed at December 31, 2018	325	450	300	225
Amounts borrowed at December 31, 2017	325	450	300	225
Restricted Receivables at December 31, 2018	564	699	547	357
Restricted Receivables at December 31, 2017	545	640	459	317
Nuclear Asset-Recovery Bonds – DEFPF
DEFPF is a bankruptcy remote, wholly owned special purpose subsidiary of Duke Energy Florida. DEFPF was formed in 2016 for the sole purpose of issuing nuclear asset-recovery bonds to finance Duke Energy Florida's unrecovered regulatory asset related to Crystal River Unit 3.
In 2016, DEFPF issued senior secured bonds and used the proceeds to acquire nuclear asset-recovery property from Duke Energy Florida. The nuclear asset-recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable nuclear asset-recovery charge from all Duke Energy Florida retail customers until the bonds are paid in full and all financing costs have been recovered. The nuclear asset-recovery bonds are secured by the nuclear asset-recovery property and cash collections from the nuclear asset-recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Florida. For additional information see Notes 4 and 6.
DEFPF is considered a VIE primarily because the equity capitalization is insufficient to support its operations. Duke Energy Florida has the power to direct the significant activities of the VIE as described above and therefore Duke Energy Florida is considered the primary beneficiary and consolidates DEFPF.
The following table summarizes the impact of DEFPF on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	December 31, 2018	December 31, 2017
Receivables of VIEs	$5	$4
Regulatory Assets: Current	52	51
Current Assets: Other	39	40
Other Noncurrent Assets: Regulatory assets	1,041	1,091
Current Liabilities: Other	10	10
Current maturities of long-term debt	53	53
Long-Term Debt	1,111	1,164
Commercial Renewables
Certain of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. Assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. Additionally, Duke Energy has VIEs associated with tax equity arrangements entered into with third–party investors in order to finance the cost of solar energy systems eligible for tax credits. The activities that most significantly impacted the economic performance of these renewable energy facilities were decisions associated with siting, negotiating PPAs and EPC agreements, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy is considered the primary beneficiary and consolidates the entities as it is responsible for all of these decisions.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The table below presents material balances reported on Duke Energy's Consolidated Balance Sheets related to renewables VIEs.

(in millions)	December 31, 2018	December 31, 2017
Current Assets: Other	$123	$174
Property, plant and equipment, cost	4,007	3,923
Accumulated depreciation and amortization	(698)	(591)
Other Noncurrent Assets: Other	261	50
Current maturities of long-term debt	174	170
Long-Term Debt	1,587	1,700
Other Noncurrent Liabilities: Deferred income taxes	—	(148)
Other Noncurrent Liabilities: Asset Retirement Obligations	106	83
Other Noncurrent Liabilities: Other	212	241
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Consolidated Balance Sheets.

	December 31, 2018
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$93	$118
Investments in equity method unconsolidated affiliates	822	190	48	1,060	—	—
Total assets	$822	$190	$48	$1,060	$93	$118
Taxes accrued	(1)	—	—	(1)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	21	—	—	21	—	—
Other noncurrent liabilities	—	—	12	12	—	—
Total liabilities	$20	$—	$16	$36	$—	$—
Net assets	$802	$190	$32	$1,024	$93	$118

	December 31, 2017
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$87	$106
Investments in equity method unconsolidated affiliates	697	180	42	919	—	—
Other noncurrent assets	17	—	—	17	—	—
Total assets	$714	$180	$42	$936	$87	$106
Taxes accrued	(29)	—	—	(29)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	42	—	—	42	—	—
Other noncurrent liabilities	—	—	12	12	—	—
Total liabilities	$13	$—	$16	$29	$—	$—
Net assets	$701	$180	$26	$907	$87	$106
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, including Duke Energy's guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is $677 million as of December 31, 2018. For more information on various guarantees, refer to Note 7.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The table below presents Duke Energy's ownership interest and investment balance in these joint ventures.

		Investment Amount (in millions)
	Ownership	December 31,	December 31,
Entity Name	Interest	2018	2017
ACP	47%	$797	$397
Sabal Trail(a)	7.5%	—	219
Constitution(b)	24%	25	81
Total		$822	$697

(a)
At December 31, 2017, Sabal Trail was considered a VIE due to having insufficient equity to finance their own activities without subordinated financial support. However, Sabal Trail is now a fully operational, well capitalized entity. As a result, Sabal Trail has sufficient equity to finance its own activities, and therefore, is no longer considered a VIE. Duke Energy's investment in Sabal Trail was $112 million at December 31, 2018.

(b)
During the year ended December 31, 2018, Duke Energy recorded an OTTI of $55 million related to Constitution within Equity in earnings of unconsolidated affiliates on Duke Energy's Consolidated Statements of Income. See Note 4 for additional information.

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
Pioneer
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
OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE due to having insufficient equity to finance its activities without subordinated financial support. The activities that most significantly impact OVEC's economic performance include fuel strategy and supply activities and decisions associated with ongoing operations and maintenance-related activities. Duke Energy Ohio does not have the unilateral power to direct these activities, and therefore, does not consolidate OVEC.
As a counterparty to an ICPA, Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization, and interest expense, are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business. On March 31, 2018, FES, a subsidiary of FirstEnergy and an ICPA counterparty with a power participation ratio of 4.85 percent, filed for Chapter 11 bankruptcy, which could increase costs allocated to the counterparties. On July 31, 2018, the bankruptcy court rejected the FES ICPA, which means OVEC is an unsecured creditor in the FES bankruptcy proceeding. Duke Energy Ohio cannot predict the impact of the bankruptcy filing on its OVEC interests. In addition, certain proposed environmental rulemaking could result in future increased OVEC cost allocations. See Note 4 for additional information.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2018	2017	2018	2017
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	3.0%	2.1%	3.0%	2.1%
Receivable turnover rate	13.5%	13.5%	11.0%	10.7%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	2018	2017	2018	2017
Receivables sold	$269	$273	$336	$312
Less: Retained interests	93	87	118	106
Net receivables sold	$176	$186	$218	$206
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Sales
Receivables sold	$1,987	$1,879	$1,926	$2,842	$2,711	$2,635
Loss recognized on sale	13	10	9	16	12	11
Cash Flows
Cash proceeds from receivables sold	1,967	1,865	1,882	2,815	2,694	2,583
Collection fees received	1	1	1	1	1	1
Return received on retained interests	6	3	2	9	7	5
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

FINANCIAL STATEMENTS	REVENUE

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
Retail electric service is generally marketed throughout Duke Energy's electric service territory through standard service offers. The standard service offers are through tariffs determined by regulators in Duke Energy's regulated service territory. Each tariff, which is assigned to customers based on customer class, has multiple components such as an energy charge, a demand charge, a basic facilities charge and applicable riders. Duke Energy considers each of these components to be aggregated into a single performance obligation for providing electric service, or in the case of distribution only customers in Duke Energy Ohio, for delivering electricity. Electricity is considered a single performance obligation satisfied over time consistent with the series guidance and is provided and consumed over the billing period, generally one month. Retail electric service is typically provided to at-will customers who can cancel service at any time, without a substantive penalty. Additionally, Duke Energy adheres to applicable regulatory requirements in each jurisdiction to ensure the collectability of amounts billed and appropriate mitigating procedures are followed when necessary. As such, revenue from contracts with customers for such contracts is equivalent to the electricity supplied and billed in that period (including unbilled estimates).
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

	Remaining Performance Obligations
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Progress Energy	$112	$121	$80	$82	$39	$42	$476
Duke Energy Progress	9	9	9	9	9	9	54
Duke Energy Florida	103	112	71	73	30	33	422
Duke Energy Indiana	9	10	5	—	—	—	24
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

FINANCIAL STATEMENTS	REVENUE

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
Fixed capacity payments under long-term contracts for the Gas Utilities and Infrastructure segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations are as follows:

	Remaining Performance Obligations
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Piedmont	$70	$68	$63	$63	$60	$430	$754
Commercial Renewables
Commercial Renewables earns the majority of its revenues through long-term PPAs and generally sells all of its wind and solar facility output, electricity and RECs to customers. The majority of these PPAs have historically been accounted for as leases. For PPAs that are not accounted for as leases, the delivery of electricity and the delivery of RECs are considered separate performance obligations.
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
Commercial Renewables also earns revenues from installation of distributed solar generation resources, which is primarily composed of EPC projects to deliver functioning solar power systems, generally completed within two to 12 months from commencement of construction. The installation of distributed solar generation resources is a performance obligation that is satisfied over time. Revenue from fixed-price EPC contracts is recognized using the input method as work is performed based on the estimated ratio of incurred costs to estimated total costs.
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE

Disaggregated Revenues
For the Electric and Gas Utility and Infrastructure segments, revenue by customer class is most meaningful to Duke Energy as each respective customer class collectively represents unique customer expectations of service, generally has different energy and demand requirements, and operates under tailored, regulatory approved pricing structures. Additionally, each customer class is impacted differently by weather and a variety of economic factors including the level of population growth, economic investment, employment levels, and regulatory activities in each of Duke Energy’s jurisdictions. As such, analyzing revenues disaggregated by customer class allows Duke Energy to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For the Commercial Renewables segment, the majority of revenues from contracts with customers are from selling all of the unit-contingent output at contractually defined pricing under long-term PPAs with consistent expectations regarding the timing and certainty of cash flows. Disaggregated revenues are presented as follows:

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$9,587	$2,981	$4,785	$2,019	$2,766	$743	$1,076	$—
General	6,127	2,119	2,809	1,280	1,529	422	778	—
Industrial	2,974	1,180	904	642	262	131	760	—
Wholesale	2,324	508	1,462	1,303	159	57	298	—
Other revenues	717	320	502	320	182	73	91	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$21,729	$7,108	$10,462	$5,564	$4,898	$1,426	$3,003	$—

Gas Utilities and Infrastructure
Residential	$1,000	$—	$—	$—	$—	$331	$—	$669
Commercial	514	—	—	—	—	135	—	378
Industrial	147	—	—	—	—	18	—	128
Power Generation	—	—	—	—	—	—	—	54
Other revenues	139	—	—	—	—	19	—	120
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,800	$—	$—	$—	$—	$503	$—	$1,349

Commercial Renewables
Revenue from contracts with customers	$209	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$19	$—	$—	$—	$—	$1	$—	$—

Total revenue from contracts with customers	$23,757	$7,108	$10,462	$5,564	$4,898	$1,930	$3,003	$1,349

Other revenue sources(a)	$764	$192	$266	$135	$123	$27	$56	$26
Total revenues	$24,521	$7,300	$10,728	$5,699	$5,021	$1,957	$3,059	$1,375

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

FINANCIAL STATEMENTS	REVENUE

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
Unbilled revenues are included within Receivables and Receivables of VIEs on the Consolidated Balance Sheets as shown in the following table.

	December 31,
(in millions)	2018	2017
Duke Energy	$896	$944
Duke Energy Carolinas	313	342
Progress Energy	244	228
Duke Energy Progress	148	143
Duke Energy Florida	96	85
Duke Energy Ohio	2	4
Duke Energy Indiana	23	21
Piedmont	73	86
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

	December 31,
(in millions)	2018	2017
Duke Energy Ohio	$86	$104
Duke Energy Indiana	128	132
19. COMMON STOCK
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

FINANCIAL STATEMENTS	COMMON STOCK

The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted average number of common stock outstanding to the diluted weighted average number of common stock outstanding.

	Years Ended December 31,
(in millions, except per share amounts)	2018	2017	2016
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$2,642	$3,059	$2,567
Weighted average shares outstanding – basic	708	700	691
Weighted average shares outstanding – diluted	708	700	691
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$3.73	$4.37	$3.71
Diluted	$3.73	$4.37	$3.71
Potentially dilutive items excluded from the calculation(a)	2	2	2
Dividends declared per common share	$3.64	$3.49	$3.36

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Equity Issuances
On February 20, 2018, Duke Energy filed a prospectus supplement and executed an EDA under which it may sell up to $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The EDA was entered into with Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities LLC (the Agents). Under the terms of the EDA, Duke Energy may issue and sell, through any of the Agents, shares of common stock during the period ending September 23, 2019. In June 2018, Duke Energy marketed two separate tranches, each for 1.3 million shares, of common stock. The first tranche was marketed with Wells Fargo Bank at an initial forward price of $72.02 per share and the second tranche was marketed with Citibank at an initial forward price of $78.71 per share through equity forward transactions under the ATM program. The Equity Forwards require Duke Energy to either physically settle the transactions by issuing 2.6 million shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternative was at Duke Energy's election. In December 2018, Duke Energy physically settled these equity forwards by delivering 2.6 million shares of common stock in exchange for net proceeds of approximately $195 million.
Separately, in March 2018, Duke Energy marketed an equity offering of 21.3 million shares of common stock through an Underwriting Agreement with Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Barclays Capital Inc. and Goldman Sachs & Co. LLC, as representatives of several underwriters, Credit Suisse Capital LLC and J.P. Morgan Securities LLC as Forward Sellers, and Credit Suisse Capital LLC and J.P. Morgan Chase Bank, National Association, acting as forward purchasers. In connection with the offering, Duke Energy entered into equity forward sale agreements with Credit Suisse Securities (USA) LLC as Agent for Credit Suisse Capital LLC and J.P. Morgan Chase Bank, National Association. The sale price was $75 per share less certain net adjustments for an initial forward price of $74.07 per share. The Equity Forwards require Duke Energy to either physically settle the transactions by issuing 21.3 million shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements, or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternative was at Duke Energy's election. In June 2018, Duke Energy physically settled one-half of the equity forwards by delivering approximately 10.6 million shares of common stock in exchange for net cash proceeds of approximately $781 million. In December 2018, Duke Energy physically settled the remaining equity forward by delivering 10.6 million shares of common stock in exchange for net cash proceeds of approximately $766 million.
For the year ended December 31, 2018, Duke Energy issued 2.2 million shares through its DRIP with an increase in additional paid-in capital of approximately $174 million.
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
20. SEVERANCE
During 2018, Duke Energy reviewed its operations and identified opportunities for improvement to better serve its customers. This operational review included the company's workforce strategy and staffing levels to ensure the company is staffed with the right skillsets and number of teammates to execute the long-term vision for Duke Energy. As such, Duke Energy extended voluntary and involuntary severance benefits to certain employees in specific areas as a part of workforce planning and digital transformation efforts.
During 2016, Duke Energy and Piedmont announced severance plans covering certain eligible employees whose employment will be involuntarily terminated without cause as a result of Duke Energy's acquisition of Piedmont. These reductions continued into 2017 and were a part of the synergies expected to be realized with the acquisition. Refer to Note 2 for additional information on the Piedmont acquisition.

FINANCIAL STATEMENTS	SEVERANCE

Severance benefit charges for initiatives and plans discussed above were accrued for a total of approximately 1,900 employees in 2018, 100 employees in 2017 and 600 employees in 2016. The following table presents the direct and allocated severance and related charges recorded by the Duke Energy Registrants. Amounts are included within Operation, maintenance and other on the Consolidated Statements of Operations.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont(a)
Year Ended December 31, 2018	$187	$102	$69	$52	$17	$6	$7	$2
Year Ended December 31, 2017	15	2	2	1	1	—	1	9
Year Ended December 31, 2016	118	39	40	23	17	3	7

(a)	Piedmont severance benefit charges were $3 million for the two months ended December 31, 2016, and $19 million for the year ended October 31, 2016.
The table below presents the severance liability for past and ongoing severance plans including the plans described above.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2017	$19	$5	$2	$1	$—	$—	$—	$5
Provision/Adjustments	200	98	50	40	10	2	2	—
Cash Reductions	(14)	(3)	(1)	—	(1)	—	—	(5)
Balance at December 31, 2018	$205	$100	$51	$41	$9	$2	$2	$—
21. STOCK-BASED COMPENSATION
The 2015 Plan provides for the grant of stock-based compensation awards to employees and outside directors. The 2015 Plan reserves 10 million shares of common stock for issuance. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. However, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards that are exercised or vest in the future. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.
The following table summarizes the total expense recognized by the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2018	2017	2016
Duke Energy	$56	$43	$35
Duke Energy Carolinas	20	15	12
Progress Energy	21	16	12
Duke Energy Progress	13	10	7
Duke Energy Florida	8	6	5
Duke Energy Ohio	4	3	2
Duke Energy Indiana	5	4	3
Piedmont(a)	3	3

(a)	Piedmont's stock-based compensation costs were not material for the two months ended December 31, 2016. See discussion below for information on Piedmont's pre-merger stock-based compensation plans.
Duke Energy's pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2018	2017	2016
Restricted stock unit awards	$43	$41	$36
Performance awards	35	27	19
Pretax stock-based compensation cost	$78	$68	$55
Stock-based compensation costs capitalized	5	4	2
Stock-based compensation expense	$73	$64	$53
Tax benefit associated with stock-based compensation expense	$17	$25	$20

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION

RESTRICTED STOCK UNIT AWARDS
RSU awards generally vest over periods from immediate to three years. Fair value amounts are based on the market price of Duke Energy's common stock on the grant date. The following table includes information related to RSU awards.

	Years Ended December 31,
	2018	2017	2016
Shares awarded (in thousands)	649	583	684
Fair value (in millions)	$49	$47	$52
The following table summarizes information about RSU awards outstanding.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2017	1,121	$78
Granted	649	76
Vested	(545)	78
Forfeited	(72)	77
Outstanding at December 31, 2018	1,153	77
Restricted stock unit awards expected to vest	1,101	77
The total grant date fair value of shares vested during the years ended December 31, 2018, 2017 and 2016, was $43 million, $42 million and $38 million, respectively. At December 31, 2018, Duke Energy had $29 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 23 months.
PERFORMANCE AWARDS
Stock-based performance awards generally vest after three years if performance targets are met. The actual number of shares issued will range from zero to 200 percent of target shares, depending on the level of performance achieved.
Performance awards contain market conditions based on relative TSR compared to a predefined peer group, as well as a performance condition based on Duke Energy's cumulative adjusted EPS. Performance awards granted in 2018 and 2017 also contain a performance condition based on the total incident case rate, one of our key employee safety metrics.
The market condition component of Duke Energy's performance awards is valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant are incorporated within the model. For performance awards granted in 2018, the model used a risk-free interest rate of 2.4 percent, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 16.0 percent based on Duke Energy's historical volatility over three years using daily stock prices.
The following table includes information related to stock-based performance awards.

	Years Ended December 31,
	2018	2017	2016
Shares granted assuming target performance (in thousands)	372	461	338
Fair value (in millions)	$27	$37	$25

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION

The following table summarizes information about stock-based performance awards outstanding and assumes payout at the target level.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2017	1,065	$79
Granted	372	73
Vested	(155)	81
Forfeited	(165)	80
Outstanding at December 31, 2018	1,117	77
Stock-based performance awards expected to vest	1,086	77
The total grant date fair value of shares vested during the years ended December 31, 2018, and 2016, was $13 million and $25 million, respectively. No performance awards vested during the year ended December 31, 2017. At December 31, 2018, Duke Energy had $30 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 21 months.
PIEDMONT
Prior to Duke Energy's acquisition of Piedmont, Piedmont had an incentive compensation plan that had a series of three-year performance and RSU awards for eligible officers and other participants. The Merger Agreement provided for the conversion of the 2014-2016 and 2015-2017 performance awards and the nonvested 2016 RSU award into the right to receive $60 cash per share upon the close of the transaction. In December 2015, Piedmont's board of directors authorized the accelerated vesting, payment and taxation of the 2014-2016 and 2015-2017 performance awards, as well as the 2016 RSU award, at the election of the participant. Substantially all participants elected to accelerate the settlement of these awards. As a result of the settlement of these awards, 194 thousand shares of Piedmont shares were issued to participants, net of shares withheld for applicable federal and state income taxes, at a closing price of $56.85 and a fair value of $11 million. The 2016-2018 performance award cycle was approved subsequent to the Merger Agreement and was converted into a Duke Energy RSU award at the consummation of the acquisition.
Piedmont's stock-based compensation costs and the tax benefit associated with stock-based compensation expense are included in the following table.

(in millions)	Year Ended October 31, 2016
Pretax stock-based compensation cost	$16
Tax benefit associated with stock-based compensation expense	6
Net of tax stock-based compensation cost	$10
22. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The Duke Energy plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings, age or age and years of service and interest credits. Certain employees are eligible for benefits that use a final average earnings formula. Under these final average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year, four-year, or five-year average earnings, (ii) highest three-year, four-year, or five-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) or (iii) highest three-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans that cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new participants.
Duke Energy approved plan amendments to restructure its qualified non-contributory defined benefit retirement plans, effective January 1, 2018. The restructuring involved (i) the spin-off of the majority of inactive participants from two plans into a separate inactive plan and (ii) the merger of the active participant portions of such plans, along with a pension plan acquired as part of the Piedmont transaction, into a single active plan. Benefits offered to the plan participants remain unchanged except that the Piedmont plan's final average earnings formula was frozen as of December 31, 2017, and affected participants were moved into the active plan's cash balance formula. Actuarial gains and losses associated with the Inactive Plan will be amortized over the remaining life expectancy of the inactive participants. The longer amortization period lowered Duke Energy's 2018 pretax qualified pension plan expense by approximately $33 million.
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented prior to capitalization of amounts reflected as Net property, plant and equipment, on the Consolidated Balance Sheets. Only the service cost component of net periodic benefit costs is eligible to be capitalized. The remaining non-capitalized portions of net periodic benefit costs are classified as either: (1) service cost, which is recorded in Operations, maintenance and other on the Consolidated Statements of Operations; or as (2) components of non-service cost, which is recorded in Other income and expenses, net, on the Consolidated Statements of Operations. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Consolidated Statements of Operations of the Subsidiary Registrants also include allocated net periodic benefit costs for their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. However, in the tables below, these amounts are only presented within the Duke Energy column. These allocated amounts are included in the governance and shared service costs discussed in Note 13.
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy does not anticipate making any contributions in 2019. The following table includes information related to the Duke Energy Registrants’ contributions to its qualified defined benefit pension plans.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont(a)
Contributions Made:
2018	$141	$46	$45	$25	$20	$—	$8	$—
2017	19	—	—	—	—	4	—	11
2016	155	43	43	24	20	5	9

(a)	Piedmont contributed $10 million to its U.S. qualified defined benefit pension plan during the two months ended December 31, 2016, and $10 million for the year ended October 31, 2016.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$182	$58	$51	$29	$22	$5	$11	$7
Interest cost on projected benefit obligation	299	72	94	43	50	17	23	11
Expected return on plan assets	(559)	(147)	(178)	(85)	(91)	(28)	(42)	(22)
Amortization of actuarial loss	132	29	44	21	23	5	10	11
Amortization of prior service credit	(32)	(8)	(3)	(2)	(1)	—	(2)	(10)
Net periodic pension costs(a)(b)	$22	$4	$8	$6	$3	$(1)	$—	$(3)

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$159	$48	$45	$26	$19	$4	$9	$10
Interest cost on projected benefit obligation	328	79	100	47	53	18	26	14
Expected return on plan assets	(545)	(142)	(167)	(82)	(85)	(27)	(42)	(24)
Amortization of actuarial loss	146	31	52	23	29	5	12	11
Amortization of prior service credit	(24)	(8)	(3)	(2)	(1)	(1)	(2)	(2)
Settlement charge	12	—	—	—	—	—	—	12
Other	8	2	2	1	1	—	1	1
Net periodic pension costs(a)(b)	$84	$10	$29	$13	$16	$(1)	$4	$22

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$147	$48	$42	$24	$19	$4	$9
Interest cost on projected benefit obligation	335	86	106	49	55	19	28
Expected return on plan assets	(519)	(142)	(168)	(82)	(84)	(27)	(42)
Amortization of actuarial loss	134	33	51	23	29	4	11
Amortization of prior service credit	(17)	(8)	(3)	(2)	(1)	—	(1)
Settlement charge	3	—	—	—	—	—	—
Other	8	2	3	1	1	1	1
Net periodic pension costs(a)(b)	$91	$19	$31	$13	$19	$1	$6

(a)
Duke Energy amounts exclude $5 million, $7 million and $8 million for the years ended December 2018, 2017 and 2016, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

(b)
Duke Energy Ohio amounts exclude $2 million, $3 million and $4 million for the years ended December 2018, 2017 and 2016, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Piedmont
	Two Months Ended	Year Ended
(in millions)	December 31, 2016	October 31, 2016
Service cost	$2	$11
Interest cost on projected benefit obligation	2	9
Expected return on plan assets	(4)	(24)
Amortization of actuarial loss	2	8
Amortization of prior service credit	(1)	(2)
Settlement charge	3	—
Net periodic pension costs	$4	$2
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$298	$170	$40	$31	$9	$10	$30	$8
Accumulated other comprehensive loss (income)
Deferred income tax expense	$(2)	—	1	—	—	—	—	—
Amortization of prior year service credit	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	10	—	(4)	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$9	$—	$(3)	$—	$—	$—	$—	$—

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(212)	$(70)	$(49)	$(37)	$(11)	$9	$(19)	$(64)
Accumulated other comprehensive (income) loss
Deferred income tax expense	$—	$—	$3	$—	$—	$—	$—	$—
Prior year service credit arising during the year	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(7)	—	(7)	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(6)	$—	$(4)	$—	$—	$—	$—	$—
Piedmont's regulatory asset net increase was $34 million and $35 million for the two months ended December 31, 2016, and for the year ended October 31, 2016, respectively.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,448	$2,029	$2,637	$1,211	$1,410	$479	$669	$313
Service cost	174	56	49	28	21	5	10	7
Interest cost	299	72	94	43	50	17	23	11
Actuarial gain	(485)	(44)	(204)	(87)	(114)	(29)	(29)	(18)
Transfers	—	—	—	—	—	—	—	(16)
Benefits paid	(567)	(159)	(143)	(70)	(72)	(37)	(55)	(33)
Obligation at measurement date	$7,869	$1,954	$2,433	$1,125	$1,295	$435	$618	$264
Accumulated Benefit Obligation at measurement date	$7,818	$1,954	$2,404	$1,125	$1,265	$425	$614	$264
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$9,003	$2,372	$2,814	$1,366	$1,429	$458	$684	$368
Employer contributions	141	46	45	25	20	—	8	—
Actual return on plan assets	(344)	(91)	(110)	(53)	(55)	(16)	(26)	(14)
Benefits paid	(567)	(159)	(143)	(70)	(72)	(37)	(55)	(33)
Transfers	—	—	—	—	—	—	—	(16)
Plan assets at measurement date	$8,233	$2,168	$2,606	$1,268	$1,322	$405	$611	$305
Funded status of plan	$364	$214	$173	$143	$27	$(30)	$(7)	$41

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,131	$1,952	$2,512	$1,158	$1,323	$447	$658	$344
Service cost	159	48	45	26	19	4	9	10
Interest cost	328	79	100	47	53	18	26	14
Actuarial loss	455	68	158	57	99	35	26	38
Transfers	—	27	(32)	(2)	(15)	12	—	—
Plan amendments	(61)	—	—	—	—	—	—	(61)
Benefits paid	(537)	(145)	(146)	(75)	(69)	(37)	(50)	(5)
Benefits paid — settlements	(27)	—	—	—	—	—	—	(27)
Obligation at measurement date	$8,448	$2,029	$2,637	$1,211	$1,410	$479	$669	$313
Accumulated Benefit Obligation at measurement date	$8,369	$2,029	$2,601	$1,211	$1,375	$468	$652	$313
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8,531	$2,225	$2,675	$1,290	$1,352	$428	$657	$346
Employer contributions	19	—	—	—	—	4	—	11
Actual return on plan assets	1,017	265	317	153	161	51	77	43
Benefits paid	(537)	(145)	(146)	(75)	(69)	(37)	(50)	(5)
Benefits paid — settlements	(27)	—	—	—	—	—	—	(27)
Transfers	—	27	(32)	(2)	(15)	12	—	—
Plan assets at measurement date	$9,003	$2,372	$2,814	$1,366	$1,429	$458	$684	$368
Funded status of plan	$555	$343	$177	$155	$19	$(21)	$15	$55

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$433	$214	$242	$143	$96	$24	$39	$41
Noncurrent pension liability(b)	$69	$—	$69	$—	$69	$54	$46	$—
Net asset (liability) recognized	$364	$214	$173	$143	$27	$(30)	$(7)	$41
Regulatory assets	$2,184	$576	$796	$372	$424	$100	$182	$81
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(43)	$—	$(2)	$—	$—	$—	$—	$—
Prior service credit	(4)	—	—	—	—	—	—	—
Net actuarial loss	126	—	5	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$79	$—	$3	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension costs in the next year
Unrecognized net actuarial loss	$97	$22	$37	$13	$24	$3	$5	$7
Unrecognized prior service credit	(32)	(8)	(3)	(2)	(1)	—	(2)	(9)

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$680	$343	$245	$155	$87	$8	$16	$55
Noncurrent pension liability(b)	$125	$—	$68	$—	$68	$29	$1	$—
Net asset recognized	$555	$343	$177	$155	$19	$(21)	$15	$55
Regulatory assets	$1,886	$406	$756	$341	$415	$90	$152	$73
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(41)	$—	$(3)	$—	$—	$—	$—	$—
Prior service credit	(5)	—	—	—	—	—	—	—
Net actuarial loss	116	—	9	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$70	$—	$6	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension costs in the next year
Unrecognized net actuarial loss	$132	$29	$44	$21	$23	$5	$7	$11
Unrecognized prior service credit	$(32)	$(8)	$(3)	$(2)	$(1)	$—	$(2)	$(9)

(a)	Included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2018
			Duke	Duke	Duke
	Duke	Progress	Energy	Energy	Energy
(in millions)	Energy	Energy	Florida	Ohio	Indiana
Projected benefit obligation	$679	$679	$679	$123	$203
Accumulated benefit obligation	651	651	651	115	199
Fair value of plan assets	610	610	610	69	159

	December 31, 2017
			Duke	Duke
	Duke	Progress	Energy	Energy
(in millions)	Energy	Energy	Florida	Ohio
Projected benefit obligation	$1,386	$718	$718	$337
Accumulated benefit obligation	1,326	683	683	326
Fair value of plan assets	1,260	650	650	308
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
The average remaining service period for participants in active plans and life expectancy of participants in inactive plans is 13 years for Duke Energy and Duke Energy Progress, 12 years for Duke Energy Carolinas, Progress Energy, and Duke Energy Florida, 14 years for Duke Energy Ohio and Duke Energy Indiana, and 10 years for Piedmont.
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2018			2017			2016
Benefit Obligations
Discount rate			4.30%			3.60%			4.10%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	4.00%	–	4.50%
Net Periodic Benefit Cost
Discount rate			3.60%			4.10%			4.40%
Salary increase	3.50%	–	4.00%	4.00%	–	4.50%	4.00%	–	4.40%
Expected long-term rate of return on plan assets			6.50%	6.50%	–	6.75%	6.50%	–	6.75%

	Piedmont
	Two Months Ended	Year Ended
	December 31, 2016	October 31, 2016
Benefit Obligations
Discount rate	4.10%	3.80%
Salary increase	4.50%	4.05%
Net Periodic Benefit Cost
Discount rate	3.80%	4.34%
Salary increase	4.05%	4.07%
Expected long-term rate of return on plan assets	6.75%	7.25%

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2019	$662	$210	$179	$105	$73	$33	$47	$20
2020	651	177	171	90	80	37	51	24
2021	663	182	177	95	81	37	51	23
2022	662	189	179	94	84	37	49	22
2023	655	185	181	95	85	35	47	22
2024-2028	2,993	794	902	451	447	158	217	96
NON-QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$2	$1	$—	$—	$—
Interest cost on projected benefit obligation	12	—	4	1	2
Amortization of actuarial loss	8	—	2	1	1
Amortization of prior service credit	(2)	—	—	—	—
Net periodic pension costs	$20	$1	$6	$2	$3

	Year Ended December 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$2	$1	$—	$—	$—
Interest cost on projected benefit obligation	13	1	5	1	2
Amortization of actuarial loss	8	—	2	1	1
Amortization of prior service credit	(2)	—	—	—	—
Net periodic pension costs	$21	$2	$7	$2	$3

	Year Ended December 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	14	1	5	1	2
Amortization of actuarial loss	8	1	1	1	1
Amortization of prior service credit	(1)	—	—	—	—
Net periodic pension costs	$23	$2	$6	$2	$3

Piedmont
Year Ended
(in millions)	October 31, 2016
Amortization of prior service cost	$—
Settlement charge	1
Net periodic pension costs	$1

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2018
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Regulatory assets, net (decrease) increase	$(16)	$1	$(6)	$(3)	$(3)
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$1	$—	$1	$—	$—
Actuarial gain arising during the year	(4)	—	(3)	—	—
Net amount recognized in accumulated other comprehensive loss (income)	$(3)	$—	$(2)	$—	$—

	Year Ended December 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Regulatory assets, net increase (decrease)	$5	$(1)	$3	$1	$2
Accumulated other comprehensive (income) loss
Prior service credit arising during the year	$(1)	$—	$—	$—	$—
Actuarial loss arising during the year	2	—	—	—	—
Net amount recognized in accumulated other comprehensive loss (income)	$1	$—	$—	$—	$—
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$331	$14	$116	$35	$47	$4	$3	$4
Service cost	2	1	—	—	—	—	—	—
Interest cost	12	—	4	1	2	—	—	—
Actuarial gain	(17)	—	(6)	(2)	(3)	(1)	—	(1)
Benefits paid	(24)	(1)	(8)	(3)	(3)	—	—	—
Obligation at measurement date	$304	$14	$106	$31	$43	$3	$3	$3
Accumulated Benefit Obligation at measurement date	$304	$14	$106	$31	$43	$3	$3	$3
Change in Fair Value of Plan Assets
Benefits paid	$(24)	$(1)	$(8)	$(3)	$(3)	$—	$—	$—
Employer contributions	24	1	8	3	3	—	—	—
Plan assets at measurement date	$—	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$332	$14	$114	$33	$46	$4	$3	$4
Service cost	2	1	—	—	—	—	—	—
Interest cost	13	1	5	1	2	—	—	—
Actuarial loss (gain)	15	—	5	4	2	—	—	—
Benefits paid	(31)	(2)	(8)	(3)	(3)	—	—	—
Obligation at measurement date	$331	$14	$116	$35	$47	$4	$3	$4
Accumulated Benefit Obligation at measurement date	$331	$14	$116	$35	$47	$4	$3	$4
Change in Fair Value of Plan Assets
Benefits paid	$(31)	$(2)	$(8)	$(3)	$(3)	$—	$—	$—
Employer contributions	31	2	8	3	3	—	—	—
Plan assets at measurement date	$—	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current pension liability(a)	$21	$2	$8	$3	$3	$—	$—	$—
Noncurrent pension liability(b)	283	12	98	28	40	3	3	3
Total accrued pension liability	$304	$14	$106	$31	$43	$3	$3	$3
Regulatory assets	$62	$5	$15	$5	$10	$1	$—	$1
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(3)	$—	$(2)	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	8	—	6	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$4	$—	$4	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$6	$—	$2	$1	$1	$—	$—	$—
Unrecognized prior service credit	(2)	—	—	—	—	—	—	—

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current pension liability(a)	$23	$2	$8	$3	$3	$—	$—	$—
Noncurrent pension liability(b)	308	12	108	32	44	4	3	4
Total accrued pension liability	$331	$14	$116	$35	$47	$4	$3	$4
Regulatory assets	$78	$4	$21	$8	$13	$1	$—	$1
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(4)	$—	$(3)	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	12	—	9	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$7	$—	$6	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$8	$—	$2	$1	$1	$—	$—	$—
Unrecognized prior service credit	$(2)	$—	$—	$—	$—	$—	$—	$—
(a)    Included in Other within Current Liabilities on the Consolidated Balance Sheets.
(b)    Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Projected benefit obligation	$304	$14	$106	$31	$43	$3	$3	$3
Accumulated benefit obligation	304	14	106	31	43	3	3	3

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Projected benefit obligation	$331	$14	$116	$35	$47	$4	$3	$4
Accumulated benefit obligation	331	14	116	35	47	4	3	4
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
The average remaining service period of active covered employees is 10 years for Duke Energy, 13 years for Progress Energy, 11 years for Duke Energy Progress, 15 years for Duke Energy Florida, eight years for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Piedmont. The following tables present the assumptions used for pension benefit accounting.

	December 31,
	2018			2017			2016
Benefit Obligations
Discount rate			4.30%			3.60%	4.10%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	4.40%
Net Periodic Benefit Cost
Discount rate			3.60%			4.10%	4.40%
Salary increase	3.50%	–	4.00%			4.40%	4.40%

	Piedmont
	Two Months Ended	Year Ended
	December 31, 2016	October 31, 2016
Benefit Obligations
Discount rate	4.10%	3.80%
Net Periodic Benefit Cost
Discount rate	3.80%	3.85%
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2019	$22	$2	$8	$3	$3	$—	$—	$—
2020	21	1	8	2	3	—	—	—
2021	23	1	8	2	3	—	—	—
2022	25	1	8	2	3	—	—	—
2023	25	3	7	2	3	—	—	—
2024-2028	125	10	37	11	15	1	1	2

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

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
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2018, 2017 or 2016.
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$6	$1	$1	$—	$1	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	28	7	12	6	6	1	3	1
Expected return on plan assets	(13)	(8)	—	—	—	—	—	(2)
Amortization of actuarial loss	6	3	1	1	—	—	4	—
Amortization of prior service credit	(19)	(5)	(8)	(1)	(7)	(1)	(1)	(2)
Net periodic post-retirement benefit costs (a)(b)	$8	$(2)	$6	$6	$—	$1	$7	$(2)

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$—	$—	$—	$—	$—	$1
Interest cost on accumulated post-retirement benefit obligation	34	8	13	7	6	1	3	1
Expected return on plan assets	(14)	(8)	—	—	—	—	(1)	(2)
Amortization of actuarial loss (gain)	10	(2)	21	12	9	(2)	(1)	1
Amortization of prior service credit	(115)	(10)	(84)	(54)	(30)	—	(1)	—
Curtailment credit (c)	(30)	(4)	(16)	—	(16)	(2)	(2)	—
Net periodic post-retirement benefit costs(a)(b)	$(111)	$(15)	$(66)	$(35)	$(31)	$(3)	$(2)	$1

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$3	$1	$1	$—	$1	$—	$—
Interest cost on accumulated post-retirement benefit obligation	35	8	15	8	7	1	4
Expected return on plan assets	(12)	(8)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	6	(3)	22	13	9	(2)	(1)
Amortization of prior service credit	(141)	(14)	(103)	(68)	(35)	—	(1)
Net periodic post-retirement benefit costs(a)(b)	$(109)	$(16)	$(65)	$(47)	$(18)	$(1)	$1

(a)
Duke Energy amounts exclude $7 million, $7 million and $8 million for the years ended December 2018, 2017 and 2016, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

(b)
Duke Energy Ohio amounts exclude $2 million, $2 million and $2 million for the years ended December 2018, 2017 and 2016, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

(c)	Curtailment credit resulted from a reduction in average future service of plan participants due to a plan amendment.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Piedmont
Year Ended
(in millions)	October 31, 2016
Service cost	$1
Interest cost on projected benefit obligation	1
Expected return on plan assets	(2)
Amortization of actuarial loss	1
Net periodic pension costs	$1
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$137	$—	$133	$84	$49	$—	$(5)	$4
Regulatory liabilities, net increase (decrease)	$154	$(6)	$149	$93	$56	$2	$3	$—
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(1)	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year actuarial gain	1	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$71	$—	$81	$42	$39	$—	$(5)	$(11)
Regulatory liabilities, net increase (decrease)	$(27)	$(2)	$—	$—	$—	$(3)	$(7)	$—
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(1)	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year prior service credit	3	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$2	$—	$—	$—	$—	$—	$—	$—
Piedmont's regulatory assets net decreased $1 million for the two months ended December 31, 2016, and increased $2 million for the year ended October 31, 2016.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$813	$189	$342	$184	$156	$30	$78	$32
Service cost	6	1	1	—	1	1	1	1
Interest cost	28	7	12	6	6	1	3	1
Plan participants' contributions	18	3	6	4	3	1	2	—
Actuarial gains	(51)	(8)	(23)	(9)	(13)	(2)	(5)	(1)
Transfers	—	—	—	—	—	—	—	(1)
Benefits paid	(86)	(18)	(35)	(19)	(16)	(2)	(12)	(2)
Accumulated post-retirement benefit obligation at measurement date	$728	$174	$303	$166	$137	$29	$67	$30
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$225	$133	$—	$—	$—	$7	$11	$31
Actual return on plan assets	(8)	(5)	—	—	—	—	—	(1)
Benefits paid	(86)	(18)	(35)	(19)	(16)	(2)	(12)	(2)
Employer contributions	46	2	29	15	13	2	4	1
Plan participants' contributions	18	3	6	4	3	1	2	—
Plan assets at measurement date	$195	$115	$—	$—	$—	$8	$5	$29
Funded status of plan	$(533)	$(59)	$(303)	$(166)	$(137)	$(21)	$(62)	$(1)

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$868	$201	$357	$191	$164	$32	$83	$39
Service cost	4	1	—	—	—	—	—	1
Interest cost	34	8	13	7	6	1	3	1
Plan participants' contributions	17	3	6	3	3	1	2	—
Actuarial losses (gains)	4	(3)	4	1	3	—	3	1
Transfers	—	2	(1)	—	(1)	1	—	—
Plan amendments	(28)	(5)	(3)	(1)	(2)	(2)	(2)	(9)
Benefits paid	(86)	(18)	(34)	(17)	(17)	(3)	(11)	(1)
Accumulated post-retirement benefit obligation at measurement date	$813	$189	$342	$184	$156	$30	$78	$32
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$244	$137	$1	$—	$—	$7	$22	$29
Actual return on plan assets	25	15	1	—	—	2	1	3
Benefits paid	(86)	(18)	(34)	(17)	(17)	(3)	(11)	(1)
Employer contributions (reimbursements)	25	(4)	26	14	14	—	(3)	—
Plan participants' contributions	17	3	6	3	3	1	2	—
Plan assets at measurement date	$225	$133	$—	$—	$—	$7	$11	$31
Funded status of plan	$(588)	$(56)	$(342)	$(184)	$(156)	$(23)	$(67)	$(1)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current post-retirement liability(a)	$8	$—	$5	$3	$2	$2	$—	$—
Noncurrent post-retirement liability(b)	525	59	298	163	135	19	62	1
Total accrued post-retirement liability	$533	$59	$303	$166	$137	$21	$62	$1
Regulatory assets	$262	$—	$262	$164	$98	$—	$41	$—
Regulatory liabilities	$301	$38	$149	$93	$56	$18	$67	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(2)	—	—	—	—	—	—	—
Net actuarial gain	(9)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(8)	$—	$—	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$4	$2	$1	$—	$—	$—	$—	$—
Unrecognized prior service credit	(19)	(5)	(7)	(1)	(6)	(1)	(1)	(2)

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current post-retirement liability(a)	$36	$—	$29	$15	$14	$2	$—	$—
Noncurrent post-retirement liability(b)	552	56	313	169	142	21	67	1
Total accrued post-retirement liability	$588	$56	$342	$184	$156	$23	$67	$1
Regulatory assets	$125	$—	$129	$80	$49	$—	$46	$(4)
Regulatory liabilities	$147	$44	$—	$—	$—	$16	$64	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$4	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(2)	—	—	—	—	—	—	—
Net actuarial gain	(10)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(8)	$—	$—	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss (gain)	$5	$3	$1	$—	$1	$—	$—	$—
Unrecognized prior service credit	(19)	(5)	(7)	(1)	(6)	(1)	(1)	(2)

(a)	Included in Other within Current Liabilities on the Consolidated Balance Sheets.

(b)	Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

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
The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2018	2017	2016
Benefit Obligations
Discount rate	4.30%	3.60%	4.10%
Net Periodic Benefit Cost
Discount rate	3.60%	4.10%	4.40%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%
Assumed tax rate	35%	35%	35%

	Piedmont
	Two Months Ended	Year Ended
	December 31, 2016	October 31, 2016
Benefit Obligations
Discount rate	4.10%	3.80%
Net Periodic Benefit Cost
Discount rate	3.80%	4.38%
Expected long-term rate of return on plan assets	6.75%	7.25%
Assumed Health Care Cost Trend Rate

	December 31,
	2018	2017
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that rate reaches ultimate trend	2024	2024
Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
1-Percentage Point Increase
Effect on total service and interest costs	$1	$—	$1	$1	$—	$—	$—	$—
Effect on post-retirement benefit obligation	22	5	9	5	4	1	2	1
1-Percentage Point Decrease
Effect on total service and interest costs	(1)	—	(1)	(1)	—	—	—	—
Effect on post-retirement benefit obligation	(20)	(5)	(8)	(5)	(4)	(1)	(2)	(1)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2019	$81	$19	$30	$16	$14	$3	$9	$2
2020	75	18	29	15	13	3	8	2
2021	71	18	28	15	13	3	7	2
2022	68	17	27	14	12	3	7	3
2023	64	16	26	14	12	3	6	3
2024-2028	266	64	109	59	50	11	26	12
PLAN ASSETS
Description and Allocations
Duke Energy Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Master Retirement Trust. Qualified pension and other post-retirement assets related to Piedmont were transferred into the Duke Energy Master Retirement Trust during 2017. Approximately 98 percent of the Duke Energy Master Retirement Trust assets were allocated to qualified pension plans and approximately 2 percent were allocated to other post-retirement plans (comprised of 401(h) accounts), as of December 31, 2018, and 2017. The investment objective of the Duke Energy Master Retirement Trust is to invest in a diverse portfolio of assets that is expected to generate positive surplus return over time (i.e. asset growth greater than liability growth) subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.
As of December 31, 2018, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.85 percent. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension plan liability. Real assets, return seeking fixed income, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers or investments.
Effective January 1, 2019, the target asset allocation for the Duke Energy Retirement Master Trust is 58 percent liability hedging assets and 42 percent return-seeking assets. Duke Energy periodically reviews its asset allocation targets, and over time, as the funded status of the benefit plans increase, the level of asset risk relative to plan liabilities may be reduced to better manage Duke Energy's benefit plan liabilities and reduce funded status volatility.
The Duke Energy Master Retirement Trust is authorized to engage in the lending of certain plan assets. Securities lending is an investment management enhancement that utilizes certain existing securities of the Duke Energy Master Retirement Trust to earn additional income. Securities lending involves the loaning of securities to approved parties. In return for the loaned securities, the Duke Energy Master Retirement Trust receives collateral in the form of cash and securities as a safeguard against possible default of any borrower on the return of the loan under terms that permit the Duke Energy Master Retirement Trust to sell the securities. The Duke Energy Master Retirement Trust mitigates credit risk associated with securities lending arrangements by monitoring the fair value of the securities loaned, with additional collateral obtained or refunded as necessary. The fair value of securities on loan was approximately $154 million and $195 million at December 31, 2018, and 2017, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned at December 31, 2018, and 2017, respectively. Securities lending income earned by the Duke Energy Master Retirement Trust was immaterial for the years ended December 31, 2018, 2017 and 2016, respectively.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

The following table includes the target asset allocations by asset class at December 31, 2018, and the actual asset allocations for the Duke Energy Master Retirement Trust.

		Actual Allocation at
	Target	December 31,
	Allocation	2018	2017
U.S. equity securities	10%	11%	11%
Non-U.S. equity securities	8%	8%	8%
Global equity securities	10%	10%	10%
Global private equity securities	3%	2%	2%
Debt securities	63%	63%	63%
Hedge funds	2%	2%	2%
Real estate and cash	2%	2%	2%
Other global securities	2%	2%	2%
Total	100%	100%	100%
Other post-retirement assets
Duke Energy's other post-retirement assets are comprised of VEBA trusts and 401(h) accounts held within the Duke Energy Master Retirement Trust. Duke Energy's investment objective is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants.
The following table presents target and actual asset allocations for the VEBA trusts at December 31, 2018.

		Actual Allocation at
	Target	December 31,
	Allocation	2018	2017
U.S. equity securities	32%	43%	41%
Non-U.S. equity securities	6%	8%	8%
Real estate	2%	2%	2%
Debt securities	45%	40%	36%
Cash	15%	7%	13%
Total	100%	100%	100%
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

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

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

	December 31, 2018
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,373	$1,751	$—	$—	$622
Corporate debt securities	4,054	—	4,054	—	—
Short-term investment funds	363	279	84	—	—
Partnership interests	120	—	—	—	120
Hedge funds	226	—	—	—	226
Real estate limited partnerships	144	—	—	—	144
U.S. government securities	961	—	961	—	—
Guaranteed investment contracts	27	—	—	27	—
Governments bonds – foreign	30	—	30	—	—
Cash	28	28	—	—	—
Net pending transactions and other investments	(2)	(6)	4	—	—
Total assets(a)	$8,324	$2,052	$5,133	$27	$1,112

(a)
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana, and Piedmont were allocated approximately 27 percent, 31 percent, 15 percent, 16 percent, 5 percent, 7 percent, and 4 percent, respectively, of the Duke Energy Master Retirement Trust at December 31, 2018. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.

(b)	Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	December 31, 2017
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,823	$1,976	$—	$—	$847
Corporate debt securities	4,694	—	4,694	—	—
Short-term investment funds	246	192	54	—	—
Partnership interests	137	—	—	—	137
Hedge funds	226	—	—	—	226
Real estate limited partnerships	135	—	—	—	135
U.S. government securities	762	—	762	—	—
Guaranteed investment contracts	28	—	—	28	—
Governments bonds – foreign	38	—	38	—	—
Cash	6	6	—	—	—
Government and commercial mortgage backed securities	2	—	2	—	—
Net pending transactions and other investments	17	15	2	—	—
Total assets(a)	$9,114	$2,189	$5,552	$28	$1,345

(a)
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana, and Piedmont were allocated approximately 27 percent, 30 percent, 15 percent, 15 percent, 5 percent, 8 percent, and 4 percent, respectively, of the Duke Energy Master Retirement Trust and Piedmont's Pension assets at December 31, 2017. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.

(b)	Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy.
The following table provides a reconciliation of beginning and ending balances of Duke Energy Master Retirement Trust qualified pension and other post-retirement assets at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

(in millions)	2018	2017(a)
Balance at January 1	$28	$38
Sales	(1)	(2)
Total gains and other, net	—	1
Transfer of Level 3 assets to other classifications	—	(9)
Balance at December 31	$27	$28

(a)	Balance at January 1 includes $9 million associated with Piedmont pension assets.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

Other post-retirement assets
The following tables provide the fair value measurement amounts for VEBA trust assets.

	December 31, 2018
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$3	$3
Real estate	1	1
Equity securities	25	25
Debt securities	20	20
Total assets	$49	$49

	December 31, 2017
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$8	$8
Real estate	1	1
Equity securities	28	28
Debt securities	21	21
Total assets	$58	$58

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
For new and rehired employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period, which is subject to a three-year vesting schedule, is provided to the employee’s savings plan account. Certain Piedmont employees whose participation in a prior Piedmont defined benefit plan (that was frozen as of December 31, 2017) are eligible for employer transition credit contributions of 3 to 5 percent of eligible pay per period, for each pay period during the three-year period ending December 31, 2020.
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont(a)
Years ended December 31,
2018	$213	$68	$58	$40	$19	$4	$10	$12
2017	179	61	53	37	16	3	9	7
2016	169	57	50	35	15	3	8

(a)	Piedmont's pretax employer matching contributions were $1 million and $7 million during the two months ended December 31, 2016, and for the year ended October 31, 2016, respectively.
Money Purchase Pension Plan
Piedmont sponsored the MPP plan, which is a defined contribution pension plan that allowed employees to direct investments and assume risk of investment returns. Under the MPP plan, Piedmont annually deposited a percentage of each participant’s pay into an account of the MPP plan. This contribution equaled 4 percent of the participant’s eligible compensation plus an additional 4 percent of eligible compensation above the Social Security wage base up to the IRS compensation limit. The participant was vested in MPP plan after three years of service. No contributions were made to the MPP plan during the two months ended December 31, 2016. Piedmont contributed $2 million to the MPP plan during each of the years ended December 31, 2017, and October 31, 2016. Effective December 31, 2017, the MPP Plan was merged into the Retirement Savings Plan and the money purchase plan formula was discontinued. Beginning with the 2018 plan year, the former MPP Plan participants are eligible to receive the additional employer contribution under the Retirement Savings Plan, discussed above.

FINANCIAL STATEMENTS	INCOME TAXES

23. INCOME TAXES
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
On December 22, 2017, the SEC staff issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, a company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, a company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined.
As of December 31, 2018, the accounting for the effects of the Tax Act is complete. During the year ended December 31, 2018, Duke Energy recorded the following measurement period adjustments in accordance with SAB 118:

•	Additional tax expense of $23 million related to the completion of the analysis of Duke Energy’s existing regulatory liability related to deferred taxes;

•
A $10 million tax benefit for the remeasurement of deferred tax assets and deferred tax liabilities primarily related to the guidance on bonus depreciation issued by the IRS in August 2018 affecting the computation of the Company's 2017 Federal income tax liability;

•
Additional tax expense of $7 million related to the portion of the deferred tax asset as of December 31, 2017, that represents nondeductible long-term incentives under the Tax Act’s limitation on the deductibility of executive compensation; and

•
During the fourth quarter of 2018, the Company released the $76 million valuation allowance that it recorded in the first quarter of 2018 as a result of additional guidance published by the IRS that stated refundable AMT credits would not be subject to sequestration.

•
The majority of Duke Energy’s operations are regulated and it is expected that the Subsidiary Registrants will ultimately pass on the savings associated with the amount representing the remeasurement of deferred tax balances related to regulated operations to customers. For Duke Energy's regulated operations, where the reduction is expected to be returned to customers in future rates, the remeasurement has been deferred as a regulatory liability. During 2018, Duke Energy recorded an additional regulatory liability of $83 million, representing the revaluation of those deferred tax balances. The Subsidiary Registrants continue to respond to requests from regulators in various jurisdictions to determine the timing and magnitude of savings they will pass on to customers.

In addition, during 2018 Duke Energy reclassified $573 million of AMT credit carryforwards from noncurrent deferred tax liabilities to a current federal income tax receivable as the Company expects to receive this amount via a refund from the IRS in 2019, based on the expected filing of Duke Energy's 2018 income tax return in the second quarter of 2019.

FINANCIAL STATEMENTS	INCOME TAXES

Income Tax Expense
Components of Income Tax Expense

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(647)	$(8)	$(135)	$(71)	$(49)	$20	$29	$67
State	(11)	6	(5)	(5)	(10)	(1)	3	1
Foreign	3	—	—	—	—	—	—	—
Total current income taxes	(655)	(2)	(140)	(76)	(59)	19	32	68
Deferred income taxes
Federal	1,064	299	341	256	115	21	74	(36)
State	49	11	20	(17)	45	3	22	5
Total deferred income taxes(a)(b)	1,113	310	361	239	160	24	96	(31)
Investment tax credit amortization	(10)	(5)	(3)	(3)	—	—	—	—
Income tax expense from continuing operations	448	303	218	160	101	43	128	37
Tax benefit from discontinued operations	(26)	—	—	—	—	—	—	—
Total income tax expense included in Consolidated Statements of Operations	$422	$303	$218	$160	$101	$43	$128	$37

(a)
Includes benefits of NOL carryforwards and tax credit carryforwards of $22 million at Duke Energy Carolinas, $293 million at Progress Energy, $59 million at Duke Energy Progress, $219 million at Duke Energy Florida, $17 million at Duke Energy Ohio, $21 million at Duke Energy Indiana and $39 million at Piedmont. In addition, total deferred income taxes includes utilization of NOL carryforwards and tax credit carryforwards of $18 million at Duke Energy.

(b)
For the year ended December 31, 2018, the Company has revised the December 31, 2017, estimates of the income tax effects of the Tax Act, in accordance with SAB 118. See the Statutory Rate Reconciliation section below for additional information on the Tax Act's impact on income tax expense.

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(247)	$221	$(436)	$(95)	$(188)	$(37)	$128	$(90)
State	4	20	(5)	2	(11)	2	21	(3)
Foreign	3	—	—	—	—	—	—	—
Total current income taxes	(240)	241	(441)	(93)	(199)	(35)	149	(93)
Deferred income taxes
Federal	1,344	381	664	378	194	99	138	147
State	102	35	44	10	51	(4)	14	8
Total deferred income taxes(a)(b)	1,446	416	708	388	245	95	152	155
Investment tax credit amortization	(10)	(5)	(3)	(3)	—	(1)	—	—
Income tax expense from continuing operations	1,196	652	264	292	46	59	301	62
Tax benefit from discontinued operations	(6)	—	—	—	—	—	—	—
Total income tax expense included in Consolidated Statements of Operations	$1,190	$652	$264	$292	$46	$59	$301	$62

(a)
Includes utilization of NOL carryforwards and tax credit carryforwards of $428 million at Duke Energy, $74 million at Progress Energy, $36 million at Duke Energy Florida, $17 million at Duke Energy Ohio, $42 million at Duke Energy Indiana and $79 million at Piedmont. In addition, total deferred income taxes includes benefits of NOL carryforwards and tax credit carryforwards of $10 million at Duke Energy Carolinas and $1 million at Duke Energy Progress.

(b)
As a result of the Tax Act, Duke Energy's deferred tax assets and liabilities were revalued as of December 31, 2017. See the Statutory Rate Reconciliation section below for additional information on the Tax Act's impact on income tax expense.

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current income taxes
Federal	$—	$139	$15	$(59)	$76	$(7)	$7
State	(15)	25	(19)	(25)	22	(13)	6
Foreign	2	—	—	—	—	—	—
Total current income taxes	(13)	164	(4)	(84)	98	(20)	13
Deferred income taxes
Federal	1,064	430	486	350	199	88	202
State	117	45	50	40	25	11	11
Total deferred income taxes(a)	1,181	475	536	390	224	99	213
Investment tax credit amortization	(12)	(5)	(5)	(5)	—	(1)	(1)
Income tax expense from continuing operations	1,156	634	527	301	322	78	225
Tax (benefit) expense from discontinued operations	(30)	—	1	—	—	(36)	—
Total income tax expense included in Consolidated Statements of Operations	$1,126	$634	$528	$301	$322	$42	$225

(a)
Includes benefits of NOL carryforwards and utilization of NOL and tax credit carryforwards of $648 million at Duke Energy, $4 million at Duke Energy Carolinas, $190 million at Progress Energy, $60 million at Duke Energy Progress, $49 million at Duke Energy Florida, $26 million at Duke Energy Ohio and $58 million at Duke Energy Indiana.

	Piedmont
	Two Months Ended	Year Ended October 31,
(in millions)	December 31, 2016	2016
Current income taxes
Federal	$4	$27
State	(2)	12
Total current income taxes	2	39
Deferred income taxes
Federal	24	79
State	6	6
Total deferred income taxes(a)	30	85
Total income tax expense from continuing operations included in Consolidated Statements of Operations	$32	$124

(a)	Includes benefits of NOL and tax carryforwards of $17 million and $91 million for the two months ended December 31, 2016, and the year ended October 31, 2016, respectively.
Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2018	2017	2016
Domestic(a)	$3,018	$4,207	$3,689
Foreign	55	59	45
Income from continuing operations before income taxes	$3,073	$4,266	$3,734

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

FINANCIAL STATEMENTS	INCOME TAXES

Due to the classification of the International Disposal Group as discontinued operations beginning in the fourth quarter of 2016, income tax amounts related to the International Disposal Group's foreign earnings are presented within Income (Loss) From Discontinued Operations, net of tax on the Consolidated Statements of Operations. In December 2016, Duke Energy closed on the sale of the International Disposal Group in two separate transactions to execute the divestiture. See Note 2 for additional information on the sale.
Statutory Rate Reconciliation
The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations.

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21 percent	$645	$288	$263	$174	$137	$46	$109	$35
State income tax, net of federal income tax effect	30	14	13	(17)	28	2	20	4
Amortization of excess deferred income tax	(61)	—	(55)	(1)	(54)	(3)	(2)	—
AFUDC equity income	(42)	(15)	(22)	(12)	(10)	(2)	(2)	—
AFUDC equity depreciation	31	18	9	5	4	1	4	—
Renewable energy production tax credits	(129)	—	—	—	—	—	—	—
Other tax credits	(28)	(7)	(13)	(5)	(8)	(1)	(1)	(3)
Tax Act(a)	20	1	25	19	—	2	—	—
Other items, net	(18)	4	(2)	(3)	4	(2)	—	1
Income tax expense from continuing operations	$448	$303	$218	$160	$101	$43	$128	$37
Effective tax rate	14.6%	22.1%	17.4%	19.3%	15.4%	19.6%	24.6%	22.3%

(a)
For the year ended December 31, 2018, the Company revised the December 31, 2017 estimates of the income tax effects of the Tax Act, in accordance with SAB 118. Amounts primarily include but are not limited to items that are excluded for ratemaking purposes related certain wholesale fixed rate contracts, remeasurement of nonregulated net deferred tax liabilities, Federal net operating losses, and valuation allowance on foreign tax credits.

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 35 percent	$1,493	$653	$536	$353	$265	$88	$229	$70
State income tax, net of federal income tax effect	69	36	25	8	26	(1)	23	3
AFUDC equity income	(81)	(37)	(32)	(17)	(16)	(4)	(8)	—
Renewable energy production tax credits	(132)	—	—	—	—	—	—	—
Tax Act(a)	(112)	15	(246)	(40)	(226)	(23)	55	(12)
Tax true up	(52)	(24)	(19)	(13)	(7)	(5)	(6)	—
Other items, net	11	9	—	1	4	4	8	1
Income tax expense from continuing operations	$1,196	$652	$264	$292	$46	$59	$301	$62
Effective tax rate	28.0%	34.9%	17.2%	29.0%	6.1%	23.4%	46.0%	30.8%

(a)
Amounts primarily include but are not limited to items that are excluded for ratemaking purposes related to abandoned or impaired assets, certain wholesale fixed rate contracts, remeasurement of nonregulated net deferred tax liabilities, Federal net operating losses, and valuation allowance on foreign tax credits.

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Income tax expense, computed at the statutory rate of 35 percent	$1,307	$630	$548	$315	$306	$95	$212
State income tax, net of federal income tax effect	64	46	20	10	30	(2)	11
AFUDC equity income	(70)	(36)	(26)	(17)	(9)	(2)	(6)
Renewable energy production tax credits	(97)	—	—	—	—	—	—
Audit adjustment	5	3	—	—	—	—	—
Tax true up	(14)	(14)	(11)	(3)	(9)	(16)	2
Other items, net	(39)	5	(4)	(4)	4	3	6
Income tax expense from continuing operations	$1,156	$634	$527	$301	$322	$78	$225
Effective tax rate	31.0%	35.2%	33.7%	33.4%	36.9%	28.9%	37.1%

	Piedmont
	Two Months Ended	Year Ended October 31,
(in millions)	December 31, 2016	2016
Income tax expense, computed at the statutory rate of 35 percent	$30	$111
State income tax, net of federal income tax effect	1	11
Other items, net	1	2
Income tax expense from continuing operations	$32	$124
Effective tax rate	37.2%	39.1%
Valuation allowances have been established for certain state NOL carryforwards and state income tax credits that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in the State income tax, net of federal income tax effect in the above tables.

FINANCIAL STATEMENTS	INCOME TAXES

DEFERRED TAXES
Net Deferred Income Tax Liability Components

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$164	$64	$35	$53	$—	$17	$6	$17
Capital lease obligations	60	26	—	—	—	—	2	—
Pension, post-retirement and other employee benefits	347	24	110	47	58	16	24	(1)
Progress Energy merger purchase accounting adjustments(a)	483	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,580	257	693	215	363	42	237	110
Regulatory liabilities and deferred credits	—	—	—	—	—	56	—	48
Investments and other assets	—	—	—	—	—	18	—	16
Other	25	6	5	5	—	1	(1)	—
Valuation allowance	(484)	—	—	—	—	—	—	—
Total deferred income tax assets	5,175	377	843	320	421	150	268	190
Investments and other assets	(1,317)	(795)	(430)	(272)	(163)	—	(5)	—
Accelerated depreciation rates	(10,124)	(3,207)	(3,369)	(1,735)	(1,670)	(967)	(1,081)	(733)
Regulatory assets and deferred debits, net	(1,540)	(64)	(985)	(432)	(574)	—	(191)	—
Other	—	—	—	—	—	—	—	(8)
Total deferred income tax liabilities	(12,981)	(4,066)	(4,784)	(2,439)	(2,407)	(967)	(1,277)	(741)
Net deferred income tax liabilities	$(7,806)	$(3,689)	$(3,941)	$(2,119)	$(1,986)	$(817)	$(1,009)	$(551)

(a)	Primarily related to capital lease obligations and debt fair value adjustments.
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2018
(in millions)	Amount	Expiration Year
Investment tax credits	$1,614	2024	—	2038
Alternative minimum tax credits	574	Refundable by 2021
Federal NOL carryforwards(a)(e)	788	2022	—	Indefinite
State NOL carryforwards and credits(b)(e)	301	2019	—	Indefinite
Foreign NOL carryforwards(c)	12	2027	—	2037
Foreign Tax Credits(d)	1,271	2024	—	2027
Charitable contribution carryforwards	20	2019	—	2023
Total tax credits and NOL carryforwards	$4,580

(a)	A valuation allowance of $4 million has been recorded on the Federal NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

(b)	A valuation allowance of $85 million has been recorded on the state NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

(c)	A valuation allowance of $12 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

(d)	A valuation allowance of $383 million has been recorded on the foreign tax credits, as presented in the Net Deferred Income Tax Liability Components table.

(e)	Indefinite carryforward for Federal NOLs, and NOLs for states that have adopted the Tax Act's NOL provisions, generated in tax years beginning after December 31, 2017.

FINANCIAL STATEMENTS	INCOME TAXES

	December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$143	$33	$78	$23	$49	$11	$6	$(5)
Capital lease obligations	49	14	—	—	—	—	2	—
Pension, post-retirement and other employee benefits	295	(17)	111	44	60	14	18	(4)
Progress Energy merger purchase accounting adjustments(a)	536	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,527	234	402	156	143	25	216	70
Regulatory liabilities and deferred credits	—	222	—	—	—	65	—	61
Investments and other assets	—	—	—	—	—	—	1	18
Other	73	10	1	4	—	—	—	—
Valuation allowance	(519)	—	(14)	—	—	—	—	—
Total deferred income tax assets	5,104	496	578	227	252	115	243	140
Investments and other assets	(1,419)	(849)	(470)	(289)	(187)	—	(14)	—
Accelerated depreciation rates	(9,216)	(3,060)	(2,803)	(1,583)	(1,257)	(896)	(966)	(697)
Regulatory assets and deferred debits, net	(1,090)	—	(807)	(238)	(569)	—	(188)	—
Other	—	—	—	—	—	—	—	(7)
Total deferred income tax liabilities	(11,725)	(3,909)	(4,080)	(2,110)	(2,013)	(896)	(1,168)	(704)
Net deferred income tax liabilities	$(6,621)	$(3,413)	$(3,502)	$(1,883)	$(1,761)	$(781)	$(925)	$(564)

(a)	Primarily related to capital lease obligations and debt fair value adjustments.
On June 28, 2017, the North Carolina General Assembly amended N.C. Gen. Stat. 105-130.3, reducing the North Carolina corporate income tax rate from a statutory rate of 3.0 to 2.5 percent beginning January 1, 2019. Duke Energy recorded a net reduction of approximately $55 million to their North Carolina deferred tax liabilities in the second quarter of 2017. The significant majority of this deferred tax liability reduction was offset by recording a regulatory liability pending NCUC determination of the disposition of amounts related to Duke Energy Carolinas, Duke Energy Progress and Piedmont. The impact did not have a significant impact on the financial position, results of operation or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy or Duke Energy Progress.
UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$25	$5	$5	$5	$5	$1	$1	$3
Unrecognized tax benefits increases (decreases)
Gross decreases – tax positions in prior periods	(2)	(1)	—	—	(4)	—	—	—
Gross increases – current period tax positions	7	2	4	1	2	—	—	1
Decreases due to settlements	(6)	—	—	—	—	—	—	—
Total changes	(1)	1	4	1	(2)	—	—	1
Unrecognized tax benefits – December 31	$24	$6	$9	$6	$3	$1	$1	$4

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$17	$1	$2	$2	$4	$4	$—	$—
Unrecognized tax benefits increases (decreases)
Gross increases – tax positions in prior periods	12	4	3	3	1	1	1	3
Gross decreases – tax positions in prior periods	(4)	—	—	—	—	(4)	—	—
Total changes	8	4	3	3	1	(3)	1	3
Unrecognized tax benefits – December 31	$25	$5	$5	$5	$5	$1	$1	$3

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Unrecognized tax benefits – January 1	$88	$72	$1	$3	$—	$—	$1
Unrecognized tax benefits increases (decreases)
Gross increases – tax positions in prior periods	—	—	—	—	4	4	—
Gross decreases – tax positions in prior periods	(4)	(4)	(1)	(1)	—	—	—
Decreases due to settlements	(68)	(67)	—	—	—	—	(1)
Reduction due to lapse of statute of limitations	1	—	2	—	—	—	—
Total changes	(71)	(71)	1	(1)	4	4	(1)
Unrecognized tax benefits – December 31	$17	$1	$2	$2	$4	$4	$—
The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits at December 31, 2018. All Duke Energy Registrants do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$21	$6	$9	$6	$3	$1	$1	$4
Amount that if recognized, would be recorded as a component of discontinued operations	2	—	—	—	—	—	—	—

(a)
Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont are unable to estimate the specific amounts that would affect the effective tax rate versus the regulatory liability.

FINANCIAL STATEMENTS	INCOME TAXES

OTHER TAX MATTERS
The following tables include interest recognized in the Consolidated Statements of Operations and the Consolidated Balance Sheets.

	Year Ended December 31, 2018
			Duke
	Duke	Progress	Energy
(in millions)	Energy	Energy	Progress
Net interest income recognized related to income taxes	$2	$—	$—
Interest payable related to income taxes	3	1	1

	Year Ended December 31, 2017
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Net interest income recognized related to income taxes	$—	$—	$1	$—	$1
Net interest expense recognized related to income taxes	—	2	—	—	—
Interest payable related to income taxes	5	25	1	1	—

	Year Ended December 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Net interest income recognized related to income taxes	$—	$—	$1	$—	$2
Net interest expense recognized related to income taxes	—	7	—	—	—
Interest payable related to income taxes	4	23	1	1	—

Piedmont recognized $1 million in net interest income related to income taxes in the Consolidated Statements of Operations for the year ended October 31, 2016.
Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 2015. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2015.
24. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$20	$1	$18	$1	$18	$7	$9	$1
AFUDC equity	221	73	104	57	47	11	32	—
Post in-service equity returns	15	9	5	5	—	1	—	—
Nonoperating income, other	143	70	38	24	21	4	4	13
Other income and expense, net	$399	$153	$165	$87	$86	$23	$45	$14

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$13	$2	$6	$2	$5	$6	$8	$—
AFUDC equity	237	106	92	47	45	11	28	—
Post in-service equity returns	40	28	12	12	—	—	—	—
Nonoperating income, other	218	63	99	54	46	6	11	(11)
Other income and expense, net	$508	$199	$209	$115	$96	$23	$47	$(11)

FINANCIAL STATEMENTS	OTHER INCOME AND EXPENSES, NET

	Year Ended December 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Interest income	$21	$4	$4	$3	$2	$5	$6
AFUDC equity	200	102	76	50	26	6	16
Post in-service equity returns	67	55	12	12	—	—	—
Nonoperating income, other	175	53	94	67	35	—	4
Other income and expense, net(a)	$463	$214	$186	$132	$63	$11	$26

(a)	Amounts for Piedmont for the two months ended December 31, 2016, and for the year ended October 31, 2016, were not material.
25. SUBSEQUENT EVENTS
For information on subsequent events related to the adoption of the new lease accounting standard, regulatory matters, commitments and contingencies and debt and credit facilities, see Notes 1, 4, 5 and 6, respectively.

FINANCIAL STATEMENTS	QUARTERLY FINANCIAL DATA

26. QUARTERLY FINANCIAL DATA (UNAUDITED)
DUKE ENERGY
Quarterly EPS amounts may not sum to the full-year total due to changes in the weighted average number of common shares outstanding and rounding.

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
2018
Operating revenues	$6,135	$5,643	$6,628	$6,115	$24,521
Operating income	1,256	979	1,579	871	4,685
Income from continuing operations	622	507	1,062	434	2,625
(Loss) Income from discontinued operations, net of tax	—	(5)	4	20	19
Net income	622	502	1,066	454	2,644
Net income attributable to Duke Energy Corporation	620	500	1,082	464	2,666
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$0.88	$0.72	$1.51	$0.62	$3.73
Diluted	$0.88	$0.72	$1.51	$0.62	$3.73
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$—	$(0.01)	$—	$0.03	$0.03
Diluted	$—	$(0.01)	$—	$0.03	$0.03
Net income attributable to Duke Energy Corporation common stockholders
Basic	$0.88	$0.71	$1.51	$0.65	$3.76
Diluted	$0.88	$0.71	$1.51	$0.65	$3.76
2017
Operating revenues	$5,729	$5,555	$6,482	$5,799	$23,565
Operating income	1,402	1,353	1,661	1,209	5,625
Income from continuing operations	717	691	957	705	3,070
Loss from discontinued operations, net of tax	—	(2)	(2)	(2)	(6)
Net income	717	689	955	703	3,064
Net income attributable to Duke Energy Corporation	716	686	954	703	3,059
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.02	$0.98	$1.36	$1.00	$4.37
Diluted	$1.02	$0.98	$1.36	$1.00	$4.37
Loss from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$—	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$—	$(0.01)
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.02	$0.98	$1.36	$1.00	$4.36
Diluted	$1.02	$0.98	$1.36	$1.00	$4.36

FINANCIAL STATEMENTS	QUARTERLY FINANCIAL DATA

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Costs to Achieve Piedmont Merger (see Note 2)	$(17)	$(20)	$(16)	$(31)	$(84)
Regulatory and Legislative Impacts (see Note 4)	(86)	(179)	—	—	(265)
Sale of Retired Plant (see Note 3)	(107)	—	—	—	(107)
Impairment Charges (see Notes 4, 11 and 12)	(55)	—	(93)	(60)	(208)
Severance Charges (see Note 20)	—	—	—	(187)	(187)
Impacts of the Tax Act (see Note 23)	(76)	—	3	53	(20)
Total	$(341)	$(199)	$(106)	$(225)	$(871)
2017
Costs to Achieve Mergers (see Note 2)	$(16)	$(30)	$(23)	$(34)	$(103)
Regulatory Settlements (see Note 4)	—	—	(135)	(23)	(158)
Commercial Renewables Impairments (see Notes 10 and 11)	—	—	(84)	(18)	(102)
Impacts of the Tax Act (see Note 23)	—	—	—	102	102
Total	$(16)	$(30)	$(242)	$27	$(261)
DUKE ENERGY CAROLINAS

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Operating revenues	$1,763	$1,672	$2,090	$1,775	$7,300
Operating income	482	224	713	241	1,660
Net income	323	117	496	135	1,071
2017
Operating revenues	$1,716	$1,729	$2,136	$1,721	$7,302
Operating income	471	471	763	384	2,089
Net income	270	273	466	205	1,214
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Costs to Achieve Piedmont Merger (see Note 2)	$(4)	$(2)	$(2)	$(1)	$(9)
Regulatory and Legislative Impacts (see Note 4)	(19)	(179)	—	—	(198)
Severance Charges (see Note 20)	—	—	—	(102)	(102)
Impacts of the Tax Act (see Note 23)	—	—	(1)	—	(1)
Total	$(23)	$(181)	$(3)	$(103)	$(310)
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(4)	$(6)	$(5)	$(5)	$(20)
Impacts of the Tax Act (see Note 23)	—	—	—	(15)	(15)
Total	$(4)	$(6)	$(5)	$(20)	$(35)

FINANCIAL STATEMENTS	QUARTERLY FINANCIAL DATA

PROGRESS ENERGY

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Operating revenues	$2,576	$2,498	$3,045	$2,609	$10,728
Operating income	447	484	663	334	1,928
Net income	237	267	406	123	1,033
Net income attributable to Parent	235	265	404	123	1,027
2017
Operating revenues	$2,179	$2,392	$2,864	$2,348	$9,783
Operating income	471	576	641	459	2,147
Net income	201	277	343	447	1,268
Net income attributable to Parent	199	274	341	444	1,258
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Costs to Achieve Piedmont Merger (see Note 2)	$(4)	$(3)	$(1)	$(2)	$(10)
Regulatory and Legislative Impacts (see Note 4)	(67)	—	—	—	(67)
Impairment Charges (see Note 4)	—	—	—	(60)	(60)
Severance Charges (see Note 20)	—	—	—	(69)	(69)
Impacts of the Tax Act (see Note 23)	(1)	—	(5)	(19)	(25)
Total	$(72)	$(3)	$(6)	$(150)	$(231)
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(4)	$(7)	$(6)	$(6)	$(23)
Regulatory Settlements (see Note 4)	—	—	(135)	(23)	(158)
Impacts of the Tax Act (see Note 23)	—	—	—	246	246
Total	$(4)	$(7)	$(141)	$217	$65
DUKE ENERGY PROGRESS

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Operating revenues	$1,460	$1,291	$1,582	$1,366	$5,699
Operating income	269	233	330	227	1,059
Net income	177	139	216	135	667
2017
Operating revenues	$1,219	$1,199	$1,460	$1,251	$5,129
Operating income	274	270	398	243	1,185
Net income	147	154	246	168	715

FINANCIAL STATEMENTS	QUARTERLY FINANCIAL DATA

The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Costs to Achieve Piedmont Merger (see Note 2)	$(2)	$(2)	$(1)	$(1)	$(6)
Regulatory and Legislative Impacts (see Note 4)	(67)	—	—	—	(67)
Severance Charges (see Note 20)	—	—	—	(52)	(52)
Impacts of the Tax Act (see Note 23)	—	—	(4)	(15)	(19)
Total	$(69)	$(2)	$(5)	$(68)	$(144)
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(2)	$(4)	$(4)	$(4)	$(14)
Regulatory Settlements (see Note 4)	—	—	—	(23)	(23)
Impacts of the Tax Act (see Note 23)	—	—	—	40	40
Total	$(2)	$(4)	$(4)	$13	$3
DUKE ENERGY FLORIDA

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Operating revenues	$1,115	$1,203	$1,462	$1,241	$5,021
Operating income	173	245	331	107	856
Net income	103	168	243	40	554
2017
Operating revenues	$959	$1,191	$1,401	$1,095	$4,646
Operating income	192	301	236	212	941
Net income	90	158	120	344	712
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Costs to Achieve Piedmont Merger (see Note 2)	$(2)	$(1)	$—	$(1)	$(4)
Impairment Charges (see Note 4)	—	—	—	(60)	(60)
Severance Charges (see Note 20)	—	—	—	(17)	(17)
Impacts of the Tax Act (see Note 23)	—	—	(2)	2	—
Total	$(2)	$(1)	$(2)	$(76)	$(81)
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(2)	$(3)	$(2)	$(2)	$(9)
Regulatory Settlements (see Note 4)	—	—	(135)	—	(135)
Impacts of the Tax Act (see Note 23)	—	—	—	226	226
Total	$(2)	$(3)	$(137)	$224	$82

FINANCIAL STATEMENTS	QUARTERLY FINANCIAL DATA

DUKE ENERGY OHIO

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Operating revenues	$524	$459	$469	$505	$1,957
Operating (loss) income	(21)	77	139	93	288
Net (loss) income	(25)	46	100	55	176
2017
Operating revenues	$518	$437	$471	$497	$1,923
Operating income	82	64	101	73	320
Loss from discontinued operations, net of tax	—	—	(1)	—	(1)
Net income	42	30	55	65	192
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Costs to Achieve Piedmont Merger (see Note 2)	$(3)	$(5)	$—	$(6)	$(14)
Sale of Retired Plant (see Note 3)	(107)	—	—	—	(107)
Severance Charges (see Note 20)	—	—	—	(6)	(6)
Impacts of the Tax Act (see Note 23)	—	—	—	(2)	(2)
Total	$(110)	$(5)	$—	$(14)	$(129)
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(1)	$(1)	$(2)	$(2)	$(6)
Impacts of the Tax Act (see Note 23)	—	—	—	23	23
Total	$(1)	$(1)	$(2)	$21	$17
DUKE ENERGY INDIANA

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Operating revenues	$731	$738	$819	$771	$3,059
Operating income	168	169	173	133	643
Net income	100	98	119	76	393
2017
Operating revenues	$758	$742	$802	$745	$3,047
Operating income	184	208	228	166	786
Net income	91	106	121	36	354
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Costs to Achieve Piedmont Merger (see Note 2)	$—	$—	$(2)	$—	$(2)
Severance Charges (see Note 20)	—	—	—	(7)	(7)
Total	$—	$—	$(2)	$(7)	$(9)
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(1)	$(2)	$(2)	$(1)	$(6)
Impacts of the Tax Act (see Note 23)	—	—	—	(55)	(55)
Total	$(1)	$(2)	$(2)	$(56)	$(61)

FINANCIAL STATEMENTS	QUARTERLY FINANCIAL DATA

PIEDMONT

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Operating revenues	$553	$215	$172	$435	$1,375
Operating income (loss)	161	5	(19)	79	226
Net income (loss)	110	(8)	(21)	48	129
2017
Operating revenues	$500	$201	$183	$444	$1,328
Operating income (loss)	170	5	(4)	126	297
Net income (loss)	95	(8)	(11)	63	139
The following table includes unusual or infrequently occurring items in each quarter during the two most recently completed fiscal years. All amounts discussed below are pretax.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total
2018
Costs to Achieve Piedmont Merger (see Note 2)	$(6)	$(9)	$(11)	$(22)	$(48)
Severance Charges (see Note 20)	—	—	—	(2)	(2)
Total	$(6)	$(9)	$(11)	$(24)	$(50)
2017
Costs to Achieve Piedmont Merger (see Note 2)	$(6)	$(13)	$(8)	$(19)	$(46)
Impacts of the Tax Act (see Note 23)	—	—	—	2	2
Total	$(6)	$(13)	$(8)	$(17)	$(44)

INDEPENDENT ACCOUNTANTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC rules and forms.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2018, based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2018.
Deloitte & Touche LLP, Duke Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of Duke Energy’s internal control over financial reporting, which is included herein. This report is not applicable to the Subsidiary Registrants as these companies are not accelerated or large accelerated filers.

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2019

OTHER INFORMATION

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2018, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted-average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,729,606	(2)	n/a	6,080,741	(3)
Equity compensation plans not approved by security holders	186,900	(4)	n/a	n/a	(5)
Total	3,916,506		n/a	6,080,741

(1)	As of December 31, 2018, no options were outstanding under equity compensation plans.

(2)
Includes restricted stock units and performance shares (assuming the maximum payout level) granted under the Duke Energy Corporation 2015 Long-Term Incentive Plan, as well as shares that could be payable with respect to certain compensation deferred under the Executive Savings Plan or the Directors’ Savings Plan.

(3)	Includes shares remaining available for issuance pursuant to stock awards under the Duke Energy Corporation 2015 Long-Term Incentive Plan.

(4)
Includes shares that could be payable with respect to certain compensation deferred under the Executive Savings Plan or and the Directors' Savings Plan, each of which is a non-qualified deferred compensation plan described in more detail below.

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

OTHER INFORMATION

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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2018 and 2017.

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$14.0	$5.0	$5.5	$3.3	$2.2	$0.9	$1.4	$0.8
Audit-Related Fees(b)	0.4	—	0.1	—	0.1	—	—	—
Tax Fees(c)	0.6	0.2	0.2	0.1	0.1	—	0.1	0.1
Other Fees(d)	—	—	—	—	—	—	—	—
Total Fees	$15.0	$5.2	$5.8	$3.4	$2.4	$0.9	$1.5	$0.9

	Year Ended December 31, 2017
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$13.6	$4.7	$5.6	$3.1	$2.4	$0.8	$1.4	$0.8
Audit-Related Fees(b)	0.2	—	—	—	—	—	—	—
Tax Fees(c)	1.7	0.6	0.1	0.4	—	0.1	0.1	0.1
Other Fees(d)	0.1	—	—	—	—	—	—	—
Total Fees	$15.6	$5.3	$5.7	$3.5	$2.4	$0.9	$1.5	$0.9

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

To safeguard the continued independence of the independent auditor, the Audit Committee of Duke Energy adopted a policy that all services provided by the independent auditor require preapproval by the Audit Committee. Pursuant to the policy, certain audit services, audit-related services, tax services and other services have been specifically preapproved up to fee limits. In the event the cost of any of these services may exceed the fee limits, the Audit Committee must specifically approve the service. All services performed in 2018 and 2017 by the independent accountant were approved by the Audit Committee pursuant to the preapproval policy.

EXHIBITS

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this Annual Report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 26 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 26 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 26 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 26 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 26 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

EXHIBITS

Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 26 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Indiana, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 26 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Piedmont Natural Gas Company, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, and 2017, Two Months Ended December 31, 2016, and the Year Ended October 31, 2016
Consolidated Balance Sheets as of December 31, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, and 2017, Two Months Ended December 31, 2016, and the Year Ended October 31, 2016
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, and 2017, Two Months Ended December 31, 2016, and the Year Ended October 31, 2016
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 26 to the Consolidated Financial Statements)
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

EXHIBITS

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
X
4.1.7
Seventh Supplemental Indenture, dated as of August 16, 2012, (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 16, 2012, File No. 1-32853).
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
4.1.18
Eighteenth Supplemental Indenture, dated as of March 29, 2018 (incorporated by reference to Exhibit 4.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 10, 2018, File No. 1-32853).
X
4.1.19
Nineteenth Supplemental Indenture, dated as of May 16, 2018 (incorporated by reference to Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 2, 2018, File No. 1-32853).

X
4.1.20	Twentieth Supplemental Indenture (incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form 8-A filed on September 17, 2018, File No. 1-32853).	X
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
X
4.3.20	One Hundredth Supplemental Indenture, dated as of March 1, 2018 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on March 1, 2018, File No. 1-4928).		X
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
4.4.61
Sixty-fifth Supplemental Indenture dated April 1, 1998 (incorporated by reference to Exhibit 4(b) for Duke Energy Progress’ Registration Statement on Form S-3 filed December 18, 1998, File No. 333-69237).
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
X
4.7.16	Fifty-third Supplemental Indenture, dated as of September 1, 2016, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 9, 2016, File No. 1-03274).					X
4.7.17	Fifty-fifth Supplemental Indenture, dated as of June 1, 2018, (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 21, 2018, File No. 1-3274).					X
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
X
4.11.3	Forty-fourth Supplemental Indenture, dated as of June 23, 2016, (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 23, 2016, File No. 1-1232).						X
4.11.4	Forty-fifth Supplemental Indenture, dated as of March 27, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 27,2017, File No. 1-01232).						X
4.11.5	Forty-sixth Supplemental Indenture, dated as of January 8, 2019, (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on January 8, 2019, File No. 1-1232).						X
4.12
Indenture between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of November 15, 1996, (incorporated by reference to Exhibit 4(v) to the Cinergy Corp. Form 10-K for the year ended December 31, 1996, filed on March 27, 1997, File No. 1-11377).
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
10.1
Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006, File No. 1-32853).
X
10.2
Asset Purchase Agreement between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated as of December 20, 2006, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on December 27, 2006, File No. 1-4928).
X
10.3
Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy's used nuclear fuel litigation against the U.S. Department of Energy, dated as of March 6, 2007, (incorporated by reference to Item 8.01 to registrant's Current Report on Form 8-K filed on March 12, 2007, File No. 1-4928).
X
10.4
Letter Agreement between Georgia Natural Gas Company and Piedmont Energy Company dated February 12, 2016 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-06196).
X
10.5
Assignment of Membership Interests dated as of October 3, 2016 between Piedmont ACP Company, LLC and Dominion Atlantic Coast Pipeline, LLC, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on October 7, 2016, File No. 1-06196).
X
10.6
Agreements between Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation (incorporated by reference to Exhibit 10.15 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006, File No. 1-32853).
X
10.7
Conveyance and Assignment Agreement, dated as of October 3, 2016, by and between Piedmont Energy Company and Georgia Natural Gas Company (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on October 3, 2016, File No. 1-06196).
X
10.8
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
10.9
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
10.10
Operating Agreement of Pioneer Transmission, LLC (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008, File No. 1-32853).
X
10.11**
Amended and Restated Duke Energy Corporation Directors' Saving Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.32 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).
X
10.12
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
		X						X
10.13**	Duke Energy Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 13, 2011, File No. 1-32853).	X
10.14
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
10.14.1
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
10.14.2
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
10.14.3
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
		X	X		X	X	X	X	X
10.15**	Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to registrant's Form DEF 14A filed on March 22, 2010, File No. 1-32853).	X
10.15.1**
Amendment to Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 8, 2012, File No. 1-32853).
X
10.16**	Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Appendix C to registrant's DEF 14A filed on March 26, 2015, File No. 1-32853).	X
*10.16.1**	Amendment to Duke Energy Corporation 2015 Long-Term Incentive Plan.	X
10.17**
Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-32853).
X
10.18**
Form of Restricted Stock Unit Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on February 18, 2016, File No. 1-32853).
X
10.19**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017, File No. 1-32853).
X
10.20**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018, File No. 1-32853).
X
10.21**
Performance-Based Retention Award Agreement (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017, File No. 1-32853).
X
10.22**	Performance Award Agreement (incorporated by reference to Exhibit 10.3 to registrant's Current Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017, File No. 1-32853).	X
10.23**
Performance Award Agreement (incorporated by reference to Exhibit 10.27 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018, File No. 1-32853).
X
10.24
Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).
X
10.25
Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012, (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).
X
10.26**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, File No. 1-32853).
X
10.27**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.52 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32852).
X
10.28
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
10.29
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
10.30
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
10.31
Amendment, dated as of December 16, 1982, to Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Eastern Municipal Power Agency (incorporated by reference to Exhibit 10(d) to registrant's File No. 33-25560).
X
10.32**	Progress Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit C to registrant's Form DEF 14A filed on March 30, 2007, File No. 1-15929).			X
10.33
Precedent and Related Agreements between Duke Energy Florida, Inc. (formerly Florida Power Corporation d/b/a Progress Energy Florida, Inc. (“PEF”)), Southern Natural Gas Company, Florida Gas Transmission Company (“FGT”), and BG LNG Services, LLC (“BG”), including: a) Precedent Agreement between Southern Natural Gas Company and PEF, dated as of December 2, 2004; b) Gas Sale and Purchase Contract between BG and PEF, dated as of December 1, 2004; c) Interim Firm Transportation Service Agreement by and between FGT and PEF, dated as of December 2, 2004; d) Letter Agreement between FGT and PEF, dated as of December 2, 2004, and Firm Transportation Service Agreement between FGT and PEF to be entered into upon satisfaction of certain conditions precedent; e) Discount Agreement between FGT and PEF, dated as of December 2, 2004; f) Amendment to Gas Sale and Purchase Contract between BG and PEF, dated as of January 28, 2005; and g) Letter Agreement between FGT and PEF, dated as of January 31, 2005, (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K/A filed on March 15, 2005, File Nos. 1-15929 and 1-3274). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)
				X		X
10.34
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
10.35**
Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).
X
10.35.1**
Amendment to Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 25, 2015, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 29, 2015, File No. 1-32853).
X
10.36**
Duke Energy Corporation Executive Short-Term Incentive Plan, effective February 25, 2013, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 7, 2013, File No. 1-32853).
X
10.37**
Duke Energy Corporation 2017 Director Compensation Program Summary (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017, File No. 1-32853).
X
10.38**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014, (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).
X
10.38.1
Amendment to Duke Energy Corporation Executive Savings Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 3, 2017, File No. 1-32853).
X
10.39
Agreement between Duke Energy SAM, LLC, Duke Energy Ohio, Inc., Duke Energy Commercial Enterprise, Inc. and Dynegy Resource I, LLC, dated as of August 21, 2014, (incorporated by reference to Exhibit 10.61 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X					X
10.40
Asset Purchase Agreement between Duke Energy Progress, Inc. and North Carolina Eastern Municipal Power Agency, dated as of September 5, 2014, (incorporated by reference to Exhibit 10.62 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X			X
10.41
Change in Control Agreement between Duke Energy Corporation and Lloyd M. Yates, dated as of April 30, 2014, (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 6, 2014, File No. 1-32853).
X
10.42
Accelerated Stock Repurchase Program executed by Goldman, Sachs & Co., and JPMorgan Chase Bank, N.A. on April 6, 2015, under an agreement with Duke Energy Corporation (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 6, 2015, File No. 1-32853).
X
10.43
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, File No. 1-32853).
X
10.44
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, File No. 1-32853).
X
10.45
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
10.46
Purchase and Sale Agreement by and among Duke Energy International Group S.à.r.l., Duke Energy International Brazil Holdings S.à.r.l. and China Three Gorges (Luxembourg) Energy S.à.r.l., dated as of October 10, 2016, (incorporated by reference to Exhibit 2.1 to registrant's Current Report on Form 8-K filed on October 13, 2016, File No. 1-32853).
X
10.47
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
X
10.48**
Amended and Restated Employment Agreement, dated May 25, 2012, between Piedmont Natural Gas Company, Inc. and Franklin H. Yoho (incorporated by reference to Exhibits 10.1 and 10.2 to Piedmont Natural Gas Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, filed on September 7, 2012, File No. 1-06196).
X
10.49**
Severance Agreements with Thomas E. Skains and Franklin H. Yoho, dated September 4, 2007, (incorporated by reference to Exhibits 10.2 and 10.2a to Piedmont Natural Gas Company, Inc's Quarterly Report on Form 10-Q for the quarter ended July 31, 2007, filed on September 7, 2007, File No. 1-06196).
X
10.50**
Piedmont Natural Gas Company, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.64 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017, File No. 1-32853).
X
10.50.1**
First Amendment to Piedmont Natural Gas Company, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-8 filed on October 3, 2016, File No. 1-32853).
X
10.51**
Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed on March 9, 2016, File No. 1-06196).
X
10.52**
Waiver of Certain Rights to Terminate for Good Reason between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.66 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017, File No. 1-32853).
X
10.53**
Notice of Non-Renewal of Employment Agreement between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.67 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017, File No. 1-32853).
X
10.54**
Retention Award Agreement, dated as of October 24, 2015, between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.68 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017, File No. 1-32853).
X
10.55
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
10.56
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
X
10.56.1
Amendment No. 1 to the Term Loan Credit Agreement, dated as of September 13, 2018, among Piedmont Natural Gas Company, Inc., the lenders listed therein, U.S. Bank National Association, as Administrative Agent, and PNC Bank, National Association, Bank of New York Mellon and KeyBank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q filed on November 2, 2018, File No. 1-32853).

X
10.57
Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10 to registrant's Current Report on Form 8-K filed on May 12, 2011, File No. 1-06196).
X
10.58
Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed on March 6, 2013, File No. 1-06196).
X
10.58.1
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
10.58.2
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
10.59
Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company (incorporated by reference to Exhibit 10.39 to registrant's Annual Report on Form 10-K for the year ended October 31, 2013, filed on December 23, 2013, File No. 1-06196).
X
10.60
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
Date: February 28, 2019

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)

(iv)	Directors:

	Michael G. Browning*	James B. Hyler, Jr.*

	Annette K. Clayton*	William E. Kennard*

	Theodore F. Craver, Jr.*	E. Marie McKee*

	Robert M. Davis*	Charles W. Moorman IV*

	Daniel R. DiMicco*	Carlos A. Saladrigas*

	John H. Forsgren*	Thomas E. Skains*

	Lynn J. Good*	William E. Webster, Jr.*

John T. Herron*
Steven K. Young, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk (*) pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ STEVEN K. YOUNG
Attorney-In-Fact

 Date: February 28, 2019

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2019

DUKE ENERGY CAROLINAS, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 28, 2019

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2019

PROGRESS ENERGY, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ JULIA S. JANSON
Julia S. Janson
Date: February 28, 2019

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2019

DUKE ENERGY PROGRESS, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ DOUGLAS F ESAMANN
Douglas F Esamann

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 28, 2019

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2019

DUKE ENERGY FLORIDA, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ DOUGLAS F ESAMANN
Douglas F Esamann

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson

/s/ LLOYD M. YATES
Lloyd M. Yates
Date: February 28, 2019

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2019

DUKE ENERGY OHIO, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ DOUGLAS F ESAMANN
Douglas F Esamann

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil
Date: February 28, 2019

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2019

DUKE ENERGY INDIANA, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ DOUGLAS F ESAMANN
Douglas F Esamann

/s/ KELLEY A. KARN
Kelley A. Karn

/s/ STAN PINEGAR
Stan Pinegar
Date: February 28, 2019

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2019

PIEDMONT NATURAL GAS COMPANY, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ FRANKLIN H. YOHO
Franklin H. Yoho
Date: February 28, 2019