Form 10-Q
period 2019-03-31
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2019-05-09
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒	Piedmont	Yes ☐	No ☒

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Duke Energy	Common Stock, $0.001 par value	DUK	New York Stock Exchange LLC
Duke Energy	5.125% Junior Subordinated Debentures due January 15, 2073	DUKH	New York Stock Exchange LLC
Duke Energy	5.625% Junior Subordinated Debentures due September 15, 2078	DUKB	New York Stock Exchange LLC
Duke Energy	Depositary Shares, each representing a 1/1,000th interest in a share of 5.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	DUK PR A	New York Stock Exchange LLC
Number of shares of Common stock outstanding at April 30, 2019:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	728,046,950
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

•	The ability to obtain the necessary permits and approvals and to complete necessary or desirable pipeline expansion or infrastructure projects in our natural gas business;

•	Operational interruptions to our natural gas distribution and transmission activities;

•	The availability of adequate interstate pipeline transportation capacity and natural gas supply;

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

•	The ability to control operation and maintenance costs;

•	The level of creditworthiness of counterparties to transactions;

•	Employee workforce factors, including the potential inability to attract and retain key personnel;

•	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

FORWARD LOOKING STATEMENTS

•	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	The impact of U.S. tax legislation to our financial condition, results of operations or cash flows and our credit ratings;

•	The impacts from potential impairments of goodwill or equity method investment carrying values; and

•	The ability to implement our business strategy, including enhancing existing technology systems.
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida OPC and other customer advocates

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida OPC and other customer advocates, which replaces and supplants the 2013 Settlement

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy and Southern Company Gas

ACP pipeline	The approximately 600-mile proposed interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

the Agents	Wells Fargo Securities, LLC, Citigroup Global Market Inc., J.P. Morgan Securities, LLC

AMI	Advanced Metering Infrastructure

AMT	Alternative Minimum Tax

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset retirement obligations

ATM	At-the-market

Beckjord	Beckjord Generating Station

Belews Creek	Belews Creek Steam Station

Bison	Bison Insurance Company Limited

Cardinal	Cardinal Pipeline Company, LLC

CC	Combined Cycle

CCR	Coal Combustion Residuals

Citrus County CC	Citrus County Combined Cycle Facility

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the Company	Duke Energy Corporation and its subsidiaries

Constitution	Constitution Pipeline Company, LLC

CPCN	Certificate of Public Convenience and Necessity

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CWA	Clean Water Act

D.C. Circuit Court	U.S. Court of Appeals for the District of Columbia Circuit

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DRIP	Dividend Reinvestment Program

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

GLOSSARY OF TERMS

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the EDA	Equity Distribution Agreement

EDIT	Excess deferred income tax

EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction agreement

EPS	Earnings Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FES	FirstEnergy Solutions Corp.

Fluor	Fluor Enterprises, Inc.

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

FV-NI	Fair value through net income

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Attributable to Duke Energy Corporation

GAAP Reported EPS	Diluted EPS Attributable to Duke Energy Corporation common stockholders

GWh	Gigawatt-hours

Hardy Storage	Hardy Storage Company, LLC

ICPA	Inter-Company Power Agreement

IGCC	Integrated Gasification Combined Cycle

IMR	Integrity Management Rider

IRP	Integrated Resource Plan

IRS	Internal Revenue Service

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

JAAR	Joint Asset Agency Rider

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

Lee Nuclear Station	William States Lee III Nuclear Station

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Unit

MW	Megawatt

MWh	Megawatt-hour

NAV	Net asset value

GLOSSARY OF TERMS

NCDEQ	North Carolina Department of Environmental Quality (formerly the North Carolina Department of Environment and Natural Resources)

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NMC	National Methanol Company

NPDES	National Pollutant Discharge Elimination System

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

OPEB	Other Post-Retirement Benefit Obligations

ORS	South Carolina Office of Regulatory Staff

OTTI	Other-than-temporary impairment

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont Term Loan	Term loan facility with commitments totaling $350M entered in June 2017

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PPAs	Purchase Power Agreements

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

REC	Renewable Energy Certificate

REC Solar	REC Solar Corp.

ROU assets	Right-of-use assets

RRBA	Roanoke River Basin Association

SELC	Southern Environmental Law Center

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TDSIC	Transmission, Distribution and Storage System Improvement Charge

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

WNA	Weather normalization adjustment

W.S. Lee CC	William States Lee Combined Cycle Facility

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per-share amounts)	2019	2018
Operating Revenues
Regulated electric	$5,285	$5,284
Regulated natural gas	728	700
Nonregulated electric and other	150	151
Total operating revenues	6,163	6,135
Operating Expenses
Fuel used in electric generation and purchased power	1,609	1,676
Cost of natural gas	327	313
Operation, maintenance and other	1,419	1,464
Depreciation and amortization	1,089	967
Property and other taxes	343	316
Impairment charges	—	43
Total operating expenses	4,787	4,779
Losses on Sales of Other Assets and Other, net	(3)	(100)
Operating Income	1,373	1,256
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	43	(24)
Other income and expenses, net	115	86
Total other income and expenses	158	62
Interest Expense	543	515
Income Before Income Taxes	988	803
Income Tax Expense	95	181
Net Income	893	622
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(7)	2
Net Income Attributable to Duke Energy Corporation	$900	$620

Earnings Per Share – Basic and Diluted
Net income attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$1.24	$0.88
Weighted average shares outstanding
Basic and Diluted	727	701

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net Income	$893	$622
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	1
Net unrealized (losses) gains on cash flow hedges	(17)	12
Reclassification into earnings from cash flow hedges	1	1
Unrealized gains (losses) on available-for-sale securities	4	(3)
Other Comprehensive (Loss) Income, net of tax	(12)	11
Comprehensive Income	881	633
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(7)	2
Comprehensive Income Attributable to Duke Energy Corporation	$888	$631

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$377	$442
Receivables (net of allowance for doubtful accounts of $19 at 2019 and $16 at 2018)	775	962
Receivables of VIEs (net of allowance for doubtful accounts of $56 at 2019 and $55 at 2018)	1,981	2,172
Inventory	3,102	3,084
Regulatory assets (includes $52 at 2019 and 2018 related to VIEs)	1,957	2,005
Other (includes $152 at 2019 and $162 at 2018 related to VIEs)	976	1,049
Total current assets	9,168	9,714
Property, Plant and Equipment
Cost	139,377	134,458
Accumulated depreciation and amortization	(43,992)	(43,126)
Generation facilities to be retired, net	336	362
Net property, plant and equipment	95,721	91,694
Operating Lease Right-of-Use Assets, net	1,698	—
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,032 at 2019 and $1,041 at 2018 related to VIEs)	13,301	13,617
Nuclear decommissioning trust funds	7,374	6,720
Investments in equity method unconsolidated affiliates	1,602	1,409
Other (includes $280 at 2019 and $261 at 2018 related to VIEs)	2,969	2,935
Total other noncurrent assets	44,549	43,984
Total Assets	$151,136	$145,392
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,538	$3,487
Notes payable and commercial paper	3,029	3,410
Taxes accrued	470	577
Interest accrued	544	559
Current maturities of long-term debt (includes $227 at 2019 and 2018 related to VIEs)	2,501	3,406
Asset retirement obligations	779	919
Regulatory liabilities	611	598
Other	1,810	2,085
Total current liabilities	12,282	15,041
Long-Term Debt (includes $4,065 at 2019 and $3,998 at 2018 related to VIEs)	53,681	51,123
Operating Lease Liabilities	1,488	—
Other Noncurrent Liabilities
Deferred income taxes	8,040	7,806
Asset retirement obligations	12,256	9,548
Regulatory liabilities	15,212	14,834
Accrued pension and other post-retirement benefit costs	974	988
Investment tax credits	571	568
Other (includes $212 at 2019 and 2018 related to VIEs)	1,587	1,650
Total other noncurrent liabilities	38,640	35,394
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value, 40 million depositary shares authorized and outstanding at 2019	974	—
Common stock, $0.001 par value, 2 billion shares authorized; 728 million shares outstanding at 2019 and 727 million shares outstanding at 2018	1	1
Additional paid-in capital	40,823	40,795
Retained earnings	3,360	3,113
Accumulated other comprehensive loss	(128)	(92)
Total Duke Energy Corporation stockholders' equity	45,030	43,817
Noncontrolling interests	15	17
Total equity	45,045	43,834
Total Liabilities and Equity	$151,136	$145,392

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$893	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,238	1,089
Equity component of AFUDC	(31)	(55)
Losses on sales of other assets	3	100
Impairment charges	—	43
Deferred income taxes	97	199
Equity in (earnings) losses of unconsolidated affiliates	(43)	24
Accrued pension and other post-retirement benefit costs	2	15
Contributions to qualified pension plans	—	(141)
Payments for asset retirement obligations	(152)	(122)
Payment for disposal of other assets	—	(105)
Other rate case adjustments	—	37
Provision for rate refunds	35	158
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	10	4
Receivables	388	64
Inventory	(31)	101
Other current assets	98	27
Increase (decrease) in
Accounts payable	(636)	(327)
Taxes accrued	(107)	(107)
Other current liabilities	(407)	(171)
Other assets	(158)	(59)
Other liabilities	40	(5)
Net cash provided by operating activities	1,239	1,391
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,536)	(2,087)
Contributions to equity method investments	(94)	(74)
Purchases of debt and equity securities	(860)	(958)
Proceeds from sales and maturities of debt and equity securities	851	930
Other	(74)	(75)
Net cash used in investing activities	(2,713)	(2,264)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,737	1,240
Issuance of preferred stock	974	—
Issuance of common stock	13	21
Payments for the redemption of long-term debt	(1,201)	(487)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	135	135
Payments for the redemption of short-term debt with original maturities greater than 90 days	(239)	(50)
Notes payable and commercial paper	(304)	706
Dividends paid	(649)	(599)
Other	(33)	(19)
Net cash provided by financing activities	1,433	947
Net (decrease) increase in cash, cash equivalents and restricted cash	(41)	74
Cash, cash equivalents and restricted cash at beginning of period	591	505
Cash, cash equivalents and restricted cash at end of period	$550	$579
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$811	$799
Non-cash dividends	27	26

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2017	$—	700	$1	$38,792	$3,013	$(10)	$12	$(69)	$41,739	$(2)	$41,737
Net income	—	—	—	—	620	—	—	—	620	2	622
Other comprehensive income (loss)	—	—	—	—	—	13	(3)	1	11	—	11
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	47	—	—	—	—	47	—	47
Common stock dividends	—	—	—	—	(625)	—	—	—	(625)	—	(625)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other(a)	—	—	—	—	13	—	(13)	—	—	7	7
Balance at March 31, 2018	$—	701	$1	$38,839	$3,021	$3	$(4)	$(68)	$41,792	$6	$41,798

Balance at December 31, 2018	$—	727	$1	$40,795	$3,113	$(14)	$(3)	$(75)	$43,817	$17	$43,834
Net income (loss)	—	—	—	—	900	—	—	—	900	(7)	893
Other comprehensive (loss) income	—	—	—	—	—	(16)	4	—	(12)	—	(12)
Preferred stock issuances, net of issuance costs(b)	974	—	—	—	—	—	—	—	974	—	974
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	28	—	—	—	—	28	—	28
Common stock dividends	—	—	—	—	(676)	—	—	—	(676)	—	(676)
Other(c)	—	—	—	—	23	(6)	(1)	(17)	(1)	5	4
Balance at March 31, 2019	$974	728	$1	$40,823	$3,360	$(36)	$—	$(92)	$45,030	$15	$45,045

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement.

(b)	Duke Energy issued 40 million depositary shares of preferred stock in the first quarter of 2019.

(c)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income as a result of the adoption of Accounting Standards Update 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating Revenues	$1,744	$1,763
Operating Expenses
Fuel used in electric generation and purchased power	472	473
Operation, maintenance and other	440	451
Depreciation and amortization	317	272
Property and other taxes	80	72
Impairment charges	—	13
Total operating expenses	1,309	1,281
Operating Income	435	482
Other Income and Expenses, net	31	39
Interest Expense	110	107
Income Before Income Taxes	356	414
Income Tax Expense	63	91
Net Income	$293	$323
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	1
Comprehensive Income	$293	$324

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$—	$33
Receivables (net of allowance for doubtful accounts of $2 at 2019 and 2018)	166	219
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2019 and 2018)	630	699
Receivables from affiliated companies	88	182
Inventory	1,007	948
Regulatory assets	560	520
Other	31	72
Total current assets	2,482	2,673
Property, Plant and Equipment
Cost	46,929	44,741
Accumulated depreciation and amortization	(15,899)	(15,496)
Net property, plant and equipment	31,030	29,245
Operating Lease Right-of-Use Assets, net	146	—
Other Noncurrent Assets
Regulatory assets	3,429	3,457
Nuclear decommissioning trust funds	3,913	3,558
Other	1,027	1,027
Total other noncurrent assets	8,369	8,042
Total Assets	$42,027	$39,960
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$643	$988
Accounts payable to affiliated companies	248	230
Notes payable to affiliated companies	745	439
Taxes accrued	80	171
Interest accrued	134	102
Current maturities of long-term debt	7	6
Asset retirement obligations	209	290
Regulatory liabilities	200	199
Other	415	571
Total current liabilities	2,681	2,996
Long-Term Debt	10,658	10,633
Long-Term Debt Payable to Affiliated Companies	300	300
Operating Lease Liabilities	123	—
Other Noncurrent Liabilities
Deferred income taxes	3,769	3,689
Asset retirement obligations	5,219	3,659
Regulatory liabilities	6,325	5,999
Accrued pension and other post-retirement benefit costs	97	99
Investment tax credits	235	231
Other	645	671
Total other noncurrent liabilities	16,290	14,348
Commitments and Contingencies
Equity
Member's equity	11,982	11,689
Accumulated other comprehensive loss	(7)	(6)
Total equity	11,975	11,683
Total Liabilities and Equity	$42,027	$39,960

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$293	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	388	347
Equity component of AFUDC	(9)	(21)
Impairment charges	—	13
Deferred income taxes	64	80
Accrued pension and other post-retirement benefit costs	(2)	1
Contributions to qualified pension plans	—	(46)
Payments for asset retirement obligations	(65)	(55)
Provision for rate refunds	19	61
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	—
Receivables	124	19
Receivables from affiliated companies	94	(11)
Inventory	(59)	(9)
Other current assets	(35)	(144)
Increase (decrease) in
Accounts payable	(266)	(76)
Accounts payable to affiliated companies	18	50
Taxes accrued	(91)	(129)
Other current liabilities	(70)	(23)
Other assets	(29)	12
Other liabilities	(7)	(43)
Net cash provided by operating activities	368	349
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(721)	(621)
Purchases of debt and equity securities	(405)	(494)
Proceeds from sales and maturities of debt and equity securities	405	494
Other	(9)	(21)
Net cash used in investing activities	(730)	(642)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	25	991
Payments for the redemption of long-term debt	(1)	(401)
Notes payable to affiliated companies	306	(59)
Distributions to parent	—	(250)
Other	(1)	(1)
Net cash provided by financing activities	329	280
Net decrease in cash and cash equivalents	(33)	(13)
Cash and cash equivalents at beginning of period	33	16
Cash and cash equivalents at end of period	$—	$3
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$221	$267

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2017	$11,368	$(7)	$11,361
Net income	323	—	323
Other comprehensive income	—	1	1
Distributions to parent	(250)	—	(250)
Balance at March 31, 2018	$11,441	$(6)	$11,435

Balance at December 31, 2018	$11,689	$(6)	$11,683
Net income	293	—	293
Other	—	(1)	(1)
Balance at March 31, 2019	$11,982	$(7)	$11,975

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating Revenues	$2,572	$2,576
Operating Expenses
Fuel used in electric generation and purchased power	925	976
Operation, maintenance and other	567	623
Depreciation and amortization	455	384
Property and other taxes	137	123
Impairment charges	—	29
Total operating expenses	2,084	2,135
Gains on Sales of Other Assets and Other, net	—	6
Operating Income	488	447
Other Income and Expenses, net	31	35
Interest Expense	219	209
Income Before Income Taxes	300	273
Income Tax Expense	52	36
Net Income	248	237
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(1)	2
Net Income Attributable to Parent	$249	$235

Net Income	$248	$237
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	—
Net unrealized gains (losses) on cash flow hedges	2	2
Other Comprehensive Income, net of tax	3	2
Comprehensive Income	251	239
Less: Comprehensive Income Attributable to Noncontrolling Interests	(1)	2
Comprehensive Income Attributable to Parent	$252	$237

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$45	$67
Receivables (net of allowance for doubtful accounts of $5 at 2019 and 2018)	128	220
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2019 and 2018)	817	909
Receivables from affiliated companies	46	168
Notes receivable from affiliated companies	31	—
Inventory	1,464	1,459
Regulatory assets (includes $52 at 2019 and 2018 related to VIEs)	1,076	1,137
Other (includes $12 at 2019 and $39 at 2018 related to VIEs)	143	125
Total current assets	3,750	4,085
Property, Plant and Equipment
Cost	52,309	50,260
Accumulated depreciation and amortization	(16,646)	(16,398)
Generation facilities to be retired, net	336	362
Net property, plant and equipment	35,999	34,224
Operating Lease Right-of-Use Assets, net	835	—
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,032 at 2019 and $1,041 at 2018 related to VIEs)	6,358	6,564
Nuclear decommissioning trust funds	3,461	3,162
Other	1,029	974
Total other noncurrent assets	14,503	14,355
Total Assets	$55,087	$52,664
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$781	$1,172
Accounts payable to affiliated companies	266	360
Notes payable to affiliated companies	1,605	1,235
Taxes accrued	135	109
Interest accrued	213	246
Current maturities of long-term debt (includes $54 at 2019 and $53 at 2018 related to VIEs)	825	1,672
Asset retirement obligations	456	514
Regulatory liabilities	259	280
Other	778	821
Total current liabilities	5,318	6,409
Long-Term Debt (includes $1,657 at 2019 and $1,636 at 2018 related to VIEs)	18,276	17,089
Long-Term Debt Payable to Affiliated Companies	150	150
Operating Lease Liabilities	748	—
Other Noncurrent Liabilities
Deferred income taxes	4,064	3,941
Asset retirement obligations	6,050	4,897
Regulatory liabilities	5,116	5,049
Accrued pension and other post-retirement benefit costs	516	521
Other	341	351
Total other noncurrent liabilities	16,087	14,759
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2019 and 2018	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	5,386	5,131
Accumulated other comprehensive loss	(23)	(20)
Total Progress Energy, Inc. stockholders' equity	14,506	14,254
Noncontrolling interests	2	3
Total equity	14,508	14,257
Total Liabilities and Equity	$55,087	$52,664

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$248	$237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	546	439
Equity component of AFUDC	(15)	(26)
Gains on sales of other assets	—	(6)
Impairment charges	—	29
Deferred income taxes	82	71
Accrued pension and other post-retirement benefit costs	4	6
Contributions to qualified pension plans	—	(45)
Payments for asset retirement obligations	(75)	(55)
Other rate case adjustments	—	37
Provision for rate refunds	6	33
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	4
Receivables	187	(33)
Receivables from affiliated companies	122	29
Inventory	(18)	55
Other current assets	35	(60)
Increase (decrease) in
Accounts payable	(196)	(53)
Accounts payable to affiliated companies	(94)	33
Taxes accrued	26	8
Other current liabilities	(196)	(82)
Other assets	(112)	(86)
Other liabilities	(10)	(8)
Net cash provided by operating activities	541	527
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,012)	(762)
Purchases of debt and equity securities	(409)	(406)
Proceeds from sales and maturities of debt and equity securities	405	411
Notes receivable from affiliated companies	(31)	127
Other	(45)	(40)
Net cash used in investing activities	(1,092)	(670)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,295	—
Payments for the redemption of long-term debt	(1,132)	(80)
Notes payable to affiliated companies	370	177
Other	1	(2)
Net cash provided by financing activities	534	95
Net decrease in cash, cash equivalents and restricted cash	(17)	(48)
Cash, cash equivalents and restricted cash at beginning of period	112	87
Cash, cash equivalents and restricted cash at end of period	$95	$39
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$310	$316

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income
				Net Unrealized		Total Progress
	Additional		Net Losses on	Gains (losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2017	$9,143	$4,350	$(18)	$5	$(12)	$13,468	$(3)	$13,465
Net income	—	235	—	—	—	235	2	237
Other comprehensive income	—	—	2	—	—	2	—	2
Other(a)	(1)	6	—	(6)	—	(1)	—	(1)
Balance at March 31, 2018	$9,142	$4,591	$(16)	$(1)	$(12)	$13,704	$(1)	$13,703

Balance at December 31, 2018	$9,143	$5,131	$(12)	$(1)	$(7)	$14,254	$3	$14,257
Net income	—	249	—	—	—	249	(1)	248
Other comprehensive income	—	—	2	—	1	3	—	3
Other(b)	—	6	(4)	—	(2)	—	—	—
Balance at March 31, 2019	$9,143	$5,386	$(14)	$(1)	$(8)	$14,506	$2	$14,508

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement.

(b)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income as a result of the adoption of Accounting Standards Update 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating Revenues	$1,484	$1,460
Operating Expenses
Fuel used in electric generation and purchased power	515	509
Operation, maintenance and other	335	381
Depreciation and amortization	290	235
Property and other taxes	44	35
Impairment charges	—	32
Total operating expenses	1,184	1,192
Gains on Sales of Other Assets and Other, net	—	1
Operating Income	300	269
Other Income and Expenses, net	24	18
Interest Expense	77	81
Income Before Income Taxes	247	206
Income Tax Expense	44	29
Net Income and Comprehensive Income	$203	$177

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$30	$23
Receivables (net of allowance for doubtful accounts of $2 at 2019 and 2018)	42	75
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2019 and 2018)	495	547
Receivables from affiliated companies	28	23
Notes receivable from affiliated companies	38	—
Inventory	959	954
Regulatory assets	622	703
Other	45	62
Total current assets	2,259	2,387
Property, Plant and Equipment
Cost	33,188	31,459
Accumulated depreciation and amortization	(11,635)	(11,423)
Generation facilities to be retired, net	336	362
Net property, plant and equipment	21,889	20,398
Operating Lease Right-of-Use Assets, net	388	—
Other Noncurrent Assets
Regulatory assets	4,041	4,111
Nuclear decommissioning trust funds	2,744	2,503
Other	627	612
Total other noncurrent assets	7,412	7,226
Total Assets	$31,948	$30,011
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$363	$660
Accounts payable to affiliated companies	221	278
Notes payable to affiliated companies	—	294
Taxes accrued	49	53
Interest accrued	87	116
Current maturities of long-term debt	5	603
Asset retirement obligations	452	509
Regulatory liabilities	176	178
Other	346	408
Total current liabilities	1,699	3,099
Long-Term Debt	8,893	7,451
Long-Term Debt Payable to Affiliated Companies	150	150
Operating Lease Liabilities	361	—
Other Noncurrent Liabilities
Deferred income taxes	2,172	2,119
Asset retirement obligations	5,471	4,311
Regulatory liabilities	4,093	3,955
Accrued pension and other post-retirement benefit costs	235	237
Investment tax credits	141	142
Other	89	106
Total other noncurrent liabilities	12,201	10,870
Commitments and Contingencies
Equity
Member's Equity	8,644	8,441
Total Liabilities and Equity	$31,948	$30,011

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$203	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	336	284
Equity component of AFUDC	(14)	(14)
Gains on sales of other assets	—	(1)
Impairment charges	—	32
Deferred income taxes	33	42
Accrued pension and other post-retirement benefit costs	—	4
Contributions to qualified pension plans	—	(25)
Payments for asset retirement obligations	(68)	(44)
Other rate case adjustments	—	37
Provision for rate refunds	6	33
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(3)	2
Receivables	87	(31)
Receivables from affiliated companies	(5)	(2)
Inventory	(5)	15
Other current assets	96	(88)
Increase (decrease) in
Accounts payable	(196)	(39)
Accounts payable to affiliated companies	(57)	29
Taxes accrued	(4)	(28)
Other current liabilities	(109)	(64)
Other assets	(45)	18
Other liabilities	(9)	(5)
Net cash provided by operating activities	246	332
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(548)	(424)
Purchases of debt and equity securities	(315)	(284)
Proceeds from sales and maturities of debt and equity securities	308	281
Notes receivable from affiliated companies	(38)	—
Other	(20)	(30)
Net cash used in investing activities	(613)	(457)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,270	—
Payments for the redemption of long-term debt	(601)	—
Notes payable to affiliated companies	(294)	114
Other	(1)	(1)
Net cash provided by financing activities	374	113
Net increase (decrease) in cash and cash equivalents	7	(12)
Cash and cash equivalents at beginning of period	23	20
Cash and cash equivalents at end of period	$30	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$117	$137
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2017	$7,949
Net income	177
Balance at March 31, 2018	$8,126

Balance at December 31, 2018	$8,441
Net income	203
Balance at March 31, 2019	$8,644

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating Revenues	$1,086	$1,115
Operating Expenses
Fuel used in electric generation and purchased power	410	467
Operation, maintenance and other	230	237
Depreciation and amortization	165	150
Property and other taxes	93	88
Total operating expenses	898	942
Operating Income	188	173
Other Income and Expenses, net	13	21
Interest Expense	82	71
Income Before Income Taxes	119	123
Income Tax Expense	23	20
Net Income	$96	$103
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	1	—
Other Comprehensive Income, net of tax	$1	$—
Comprehensive Income	$97	$103

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$8	$36
Receivables (net of allowance for doubtful accounts of $3 at 2019 and 2018)	85	143
Receivables of VIEs (net of allowance for doubtful accounts of $3 at 2019 and 2018)	322	362
Receivables from affiliated companies	34	28
Inventory	505	504
Regulatory assets (includes $52 at 2019 and 2018 related to VIEs)	454	434
Other (includes $12 at 2019 and $39 at 2018 related to VIEs)	55	46
Total current assets	1,463	1,553
Property, Plant and Equipment
Cost	19,111	18,792
Accumulated depreciation and amortization	(5,003)	(4,968)
Net property, plant and equipment	14,108	13,824
Operating Lease Right-of-Use Assets, net	447	—
Other Noncurrent Assets
Regulatory assets (includes $1,032 at 2019 and $1,041 at 2018 related to VIEs)	2,316	2,454
Nuclear decommissioning trust funds	717	659
Other	318	311
Total other noncurrent assets	3,351	3,424
Total Assets	$19,369	$18,801
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$417	$511
Accounts payable to affiliated companies	29	91
Notes payable to affiliated companies	399	108
Taxes accrued	94	74
Interest accrued	74	75
Current maturities of long-term debt (includes $54 at 2019 and $53 at 2018 related to VIEs)	470	270
Asset retirement obligations	4	5
Regulatory liabilities	83	102
Other	426	406
Total current liabilities	1,996	1,642
Long-Term Debt (includes $1,332 at 2019 and $1,336 at 2018 related to VIEs)	6,795	7,051
Operating Lease Liabilities	387	—
Other Noncurrent Liabilities
Deferred income taxes	2,051	1,986
Asset retirement obligations	579	586
Regulatory liabilities	1,023	1,094
Accrued pension and other post-retirement benefit costs	251	254
Other	95	93
Total other noncurrent liabilities	3,999	4,013
Commitments and Contingencies
Equity
Member's equity	6,193	6,097
Accumulated other comprehensive loss	(1)	(2)
Total equity	6,192	6,095
Total Liabilities and Equity	$19,369	$18,801

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	207	152
Equity component of AFUDC	(1)	(12)
Deferred income taxes	45	29
Accrued pension and other post-retirement benefit costs	3	1
Contributions to qualified pension plans	—	(20)
Payments for asset retirement obligations	(7)	(11)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	2
Receivables	55	(2)
Receivables from affiliated companies	(6)	—
Inventory	(13)	39
Other current assets	(35)	42
Increase (decrease) in
Accounts payable	—	(13)
Accounts payable to affiliated companies	(62)	8
Taxes accrued	20	38
Other current liabilities	(84)	(17)
Other assets	(66)	(107)
Other liabilities	(1)	(5)
Net cash provided by operating activities	153	227
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(422)	(338)
Purchases of debt and equity securities	(95)	(122)
Proceeds from sales and maturities of debt and equity securities	97	129
Notes receivable from affiliated companies	—	160
Other	(25)	(10)
Net cash used in investing activities	(445)	(181)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	25	—
Payments for the redemption of long-term debt	(81)	(80)
Notes payable to affiliated companies	291	—
Other	2	—
Net cash provided by (used in) financing activities	237	(80)
Net decrease in cash, cash equivalents and restricted cash	(55)	(34)
Cash, cash equivalents and restricted cash at beginning of period	75	53
Cash, cash equivalents and restricted cash at end of period	$20	$19
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$193	$179

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2017	$5,614	$4	$5,618
Net income	103	—	103
Other(a)	6	(6)	—
Balance at March 31, 2018	$5,723	$(2)	$5,721

Balance at December 31, 2018	$6,097	$(2)	$6,095
Net income	96	—	96
Other comprehensive income	—	1	1
Balance at March 31, 2019	$6,193	$(1)	$6,192

(a)
Amounts in Member's Equity and Accumulated Other Comprehensive Income (Loss) represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating Revenues
Regulated electric	$355	$336
Regulated natural gas	176	174
Nonregulated electric and other	—	14
Total operating revenues	531	524
Operating Expenses
Fuel used in electric generation and purchased power – regulated	93	92
Fuel used in electric generation and purchased power – nonregulated	—	15
Cost of natural gas	54	54
Operation, maintenance and other	132	131
Depreciation and amortization	64	70
Property and other taxes	84	77
Total operating expenses	427	439
Losses on Sales of Other Assets and Other, net	—	(106)
Operating Income (Loss)	104	(21)
Other Income and Expenses, net	9	6
Interest Expense	30	22
Income (Loss) Before Income Taxes	83	(37)
Income Tax Expense (Benefit)	14	(12)
Net Income (Loss) and Comprehensive Income	$69	$(25)

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$17	$21
Receivables (net of allowance for doubtful accounts of $3 at 2019 and $2 at 2018)	99	102
Receivables from affiliated companies	79	114
Notes receivable from affiliated companies	463	—
Inventory	111	126
Regulatory assets	59	33
Other	25	24
Total current assets	853	420
Property, Plant and Equipment
Cost	9,542	9,360
Accumulated depreciation and amortization	(2,739)	(2,717)
Net property, plant and equipment	6,803	6,643
Operating Lease Right-of-Use Assets, net	22	—
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	501	531
Other	45	41
Total other noncurrent assets	1,466	1,492
Total Assets	$9,144	$8,555
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$288	$316
Accounts payable to affiliated companies	70	78
Notes payable to affiliated companies	38	274
Taxes accrued	157	202
Interest accrued	43	22
Current maturities of long-term debt	551	551
Asset retirement obligations	6	6
Regulatory liabilities	51	57
Other	69	74
Total current liabilities	1,273	1,580
Long-Term Debt	2,384	1,589
Long-Term Debt Payable to Affiliated Companies	25	25
Operating Lease Liabilities	21	—
Other Noncurrent Liabilities
Deferred income taxes	842	817
Asset retirement obligations	87	87
Regulatory liabilities	839	840
Accrued pension and other post-retirement benefit costs	80	79
Other	79	93
Total other noncurrent liabilities	1,927	1,916
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2019 and 2018	762	762
Additional paid-in capital	2,776	2,776
Accumulated deficit	(24)	(93)
Total equity	3,514	3,445
Total Liabilities and Equity	$9,144	$8,555

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$69	$(25)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	71
Equity component of AFUDC	(3)	(4)
Losses on sales of other assets	—	106
Deferred income taxes	20	(15)
Accrued pension and other post-retirement benefit costs	—	1
Payments for asset retirement obligations	(1)	(1)
Provision for rate refunds	4	16
(Increase) decrease in
Receivables	5	(1)
Receivables from affiliated companies	35	56
Inventory	15	25
Other current assets	(6)	19
Increase (decrease) in
Accounts payable	(5)	(27)
Accounts payable to affiliated companies	(8)	(95)
Taxes accrued	(45)	(45)
Other current liabilities	14	20
Other assets	(10)	—
Other liabilities	(4)	(13)
Net cash provided by operating activities	145	88
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(233)	(188)
Notes receivable from affiliated companies	(463)	14
Other	(11)	(14)
Net cash used in investing activities	(707)	(188)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	794	—
Notes payable to affiliated companies	(236)	101
Other	—	(1)
Net cash provided by financing activities	558	100
Net decrease in cash and cash equivalents	(4)	—
Cash and cash equivalents at beginning of period	21	12
Cash and cash equivalents at end of period	$17	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$68	$64

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2017	$762	$2,670	$(269)	$3,163
Net loss	—	—	(25)	(25)
Balance at March 31, 2018	$762	$2,670	$(294)	$3,138

Balance at December 31, 2018	$762	$2,776	$(93)	$3,445
Net income	—	—	69	69
Balance at March 31, 2019	$762	$2,776	$(24)	$3,514

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating Revenues	$768	$731
Operating Expenses
Fuel used in electric generation and purchased power	257	232
Operation, maintenance and other	189	181
Depreciation and amortization	131	130
Property and other taxes	19	20
Total operating expenses	596	563
Losses on Sales of Other Assets and Other, net	(3)	—
Operating Income	169	168
Other Income and Expenses, net	19	7
Interest Expense	43	40
Income Before Income Taxes	145	135
Income Tax Expense	35	35
Net Income and Comprehensive Income	$110	$100

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$20	$24
Receivables (net of allowance for doubtful accounts of $2 at 2019 and 2018)	50	52
Receivables from affiliated companies	102	122
Inventory	435	422
Regulatory assets	151	175
Other	23	35
Total current assets	781	830
Property, Plant and Equipment
Cost	15,633	15,443
Accumulated depreciation and amortization	(5,021)	(4,914)
Net property, plant and equipment	10,612	10,529
Operating Lease Right-of-Use Assets, net	61	—
Other Noncurrent Assets
Regulatory assets	981	982
Other	201	194
Total other noncurrent assets	1,182	1,176
Total Assets	$12,636	$12,535
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$198	$200
Accounts payable to affiliated companies	72	83
Notes payable to affiliated companies	136	167
Taxes accrued	63	43
Interest accrued	53	58
Current maturities of long-term debt	3	63
Asset retirement obligations	108	109
Regulatory liabilities	27	25
Other	92	107
Total current liabilities	752	855
Long-Term Debt	3,569	3,569
Long-Term Debt Payable to Affiliated Companies	150	150
Operating Lease Liabilities	57	—
Other Noncurrent Liabilities
Deferred income taxes	1,050	1,009
Asset retirement obligations	611	613
Regulatory liabilities	1,709	1,722
Accrued pension and other post-retirement benefit costs	113	115
Investment tax credits	147	147
Other	29	16
Total other noncurrent liabilities	3,659	3,622
Commitments and Contingencies
Equity
Member's Equity	4,449	4,339
Total Liabilities and Equity	$12,636	$12,535

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	132	131
Equity component of AFUDC	(4)	(4)
Losses on sale of other assets	3	—
Deferred income taxes	28	17
Accrued pension and other post-retirement benefit costs	1	2
Contributions to qualified pension plans	—	(8)
Payments for asset retirement obligations	(11)	(11)
Provision for rate refunds	—	26
(Increase) decrease in
Receivables	4	—
Receivables from affiliated companies	20	26
Inventory	(13)	(3)
Other current assets	19	(23)
Increase (decrease) in
Accounts payable	8	21
Accounts payable to affiliated companies	(11)	(5)
Taxes accrued	20	(1)
Other current liabilities	(15)	(10)
Other assets	12	(1)
Other liabilities	5	—
Net cash provided by operating activities	308	257
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(208)	(231)
Purchases of debt and equity securities	(6)	(6)
Proceeds from sales and maturities of debt and equity securities	4	3
Other	(11)	(4)
Net cash used in investing activities	(221)	(238)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(60)	(12)
Notes payable to affiliated companies	(31)	—
Other	—	(1)
Net cash used in financing activities	(91)	(13)
Net (decrease) increase in cash and cash equivalents	(4)	6
Cash and cash equivalents at beginning of period	24	9
Cash and cash equivalents at end of period	$20	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$76	$64

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2017	$4,121
Net income	100
Balance at March 31, 2018	$4,221

Balance at December 31, 2018	$4,339
Net income	110
Balance at March 31, 2019	$4,449

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating Revenues	$579	$553
Operating Expenses
Cost of natural gas	273	259
Operation, maintenance and other	80	82
Depreciation and amortization	42	39
Property and other taxes	12	12
Total operating expenses	407	392
Operating Income	172	161
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	2	2
Other income and expenses, net	4	3
Total other income and expenses	6	5
Interest Expense	22	21
Income Before Income Taxes	156	145
Income Tax Expense	34	35
Net Income and Comprehensive Income	$122	$110

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $4 at 2019 and $2 at 2018)	$241	$266
Receivables from affiliated companies	10	22
Inventory	25	70
Regulatory assets	28	54
Other	19	19
Total current assets	323	431
Property, Plant and Equipment
Cost	7,676	7,486
Accumulated depreciation and amortization	(1,587)	(1,575)
Net property, plant and equipment	6,089	5,911
Operating Lease Right-of-Use Assets, net	27	—
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	289	303
Investments in equity method unconsolidated affiliates	64	64
Other	51	52
Total other noncurrent assets	453	468
Total Assets	$6,892	$6,810
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$161	$203
Accounts payable to affiliated companies	34	38
Notes payable to affiliated companies	201	198
Taxes accrued	35	84
Interest accrued	25	31
Current maturities of long-term debt	350	350
Regulatory liabilities	75	37
Other	49	58
Total current liabilities	930	999
Long-Term Debt	1,788	1,788
Operating Lease Liabilities	26	—
Other Noncurrent Liabilities
Deferred income taxes	575	551
Asset retirement obligations	19	19
Regulatory liabilities	1,179	1,181
Accrued pension and other post-retirement benefit costs	4	4
Other	158	177
Total other noncurrent liabilities	1,935	1,932
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2019 and 2018	1,160	1,160
Retained earnings	1,053	931
Total equity	2,213	2,091
Total Liabilities and Equity	$6,892	$6,810

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$122	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42	39
Deferred income taxes	23	(7)
Equity in earnings from unconsolidated affiliates	(2)	(2)
Accrued pension and other post-retirement benefit costs	(2)	(1)
Provision for rate refunds	7	23
(Increase) decrease in
Receivables	27	22
Receivables from affiliated companies	12	—
Inventory	45	37
Other current assets	22	79
Increase (decrease) in
Accounts payable	(44)	(15)
Accounts payable to affiliated companies	(4)	19
Taxes accrued	(49)	46
Other current liabilities	15	18
Other assets	(1)	4
Other liabilities	(5)	(1)
Net cash provided by operating activities	208	371
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(209)	(121)
Other	(2)	—
Net cash used in investing activities	(211)	(121)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to affiliated companies	3	(257)
Net cash provided by (used in) financing activities	3	(257)
Net decrease in cash and cash equivalents	—	(7)
Cash and cash equivalents at beginning of period	—	19
Cash and cash equivalents at end of period	$—	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$92	$52

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2017	$860	$802	$1,662
Net income	—	110	110
Balance at March 31, 2018	$860	$912	$1,772

Balance at December 31, 2018	$1,160	$931	$2,091
Net income	—	122	122
Balance at March 31, 2019	$1,160	$1,053	$2,213

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2018.
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
BASIS OF CONSOLIDATION
These Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and subsidiaries or VIEs where the respective Duke Energy Registrants have control. See Note 13 for additional information on VIEs. These Condensed Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain jointly owned generation and transmission facilities.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Duke Energy, Progress Energy and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. See Note 13 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets.

	March 31, 2019			December 31, 2018
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$377	$45	$8	$442	$67	$36
Other	134	12	12	141	39	39
Other Noncurrent Assets
Other	39	38	—	8	6	—
Total cash, cash equivalents and restricted cash	$550	$95	$20	$591	$112	$75
INVENTORY
Provisions for inventory write-offs were not material at March 31, 2019, and December 31, 2018. The components of inventory are presented in the tables below.

	March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,231	$738	$1,033	$720	$313	$79	$321	$2
Coal	572	228	218	127	91	13	113	—
Natural gas, oil and other fuel	299	41	213	112	101	19	1	23
Total inventory	$3,102	$1,007	$1,464	$959	$505	$111	$435	$25

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,238	$731	$1,049	$734	$315	$84	$312	$2
Coal	491	175	192	106	86	14	109	—
Natural gas, oil and other fuel	355	42	218	114	103	28	1	68
Total inventory	$3,084	$948	$1,459	$954	$504	$126	$422	$70
NEW ACCOUNTING STANDARDS
Except as noted below, the new accounting standards adopted for 2018 and 2019 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet. This resulted in a material impact on the presentation for the statement of financial position of the Duke Energy Registrants for the period ended March 31, 2019, and an immaterial impact to the Duke Energy results of operations and cash flows for the three months ended March 31, 2019.
Duke Energy elected the modified retrospective method of adoption effective January 1, 2019. Under the modified retrospective method of adoption, prior year reported results are not restated. For adoption, Duke Energy has elected to apply the following practical expedients:

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

Practical Expedient	Description
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
Comparative reporting requirements for initial adoption
Elect to apply transition requirements at adoption date, recognize cumulative effect adjustment to retained earnings in period of adoption and not apply the new requirements to comparative periods, including disclosures.

Lessor expedient (elect by class of underlying asset)
Elect as an accounting policy to aggregate non-lease components with the related lease component when specified conditions are met by asset class. Account for the combined component based on its predominant characteristic (revenue or operating lease).

Duke Energy evaluated the financial statement impact of adopting the standard and monitored industry implementation issues. Under agreements considered leases, where Duke Energy is the lessee, for the use of certain aircraft, space on communication towers, industrial equipment, fleet vehicles, fuel transportation (barges and railcars), land, office space and PPAs are now recognized on the balance sheet. The Duke Energy Registrants did not have a material change to the financial statements from the adoption of the new standard for contracts where it is the lessor. See Note 5 for further information.
No new accounting standards that have been issued but not yet adopted are expected to have a material impact on the Duke Energy Registrants as of March 31, 2019.
2. BUSINESS SEGMENTS
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
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. On April 24, 2019, Duke Energy executed an agreement to sell a minority interest in a portion of certain renewable assets. The portion of Duke Energy’s commercial renewables energy portfolio to be sold includes 49 percent of 37 operating wind, solar and battery storage assets and 33 percent of 11 operating solar assets across the U.S. The sale will result in pretax proceeds to Duke Energy of $415 million. Duke Energy will retain control of these assets, and, therefore, no gain or loss is expected to be recognized in the Condensed Consolidated Statements of Operations upon closing of the transaction. The sale is subject to customary closing conditions, including approvals from the FERC, the Public Utility Commission of Texas and the Committee on Foreign Investment in the U.S. The transaction is expected to close in the second half of 2019.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's interest in NMC.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,321	$732	$106	$6,159	$4	$—	$6,163
Intersegment revenues	8	24	—	32	17	(49)	—
Total revenues	$5,329	$756	$106	$6,191	$21	$(49)	$6,163
Segment income (loss)	$750	$226	$13	$989	$(89)	$—	$900
Add back noncontrolling interest component							(7)
Net income							$893
Segment assets	$130,406	$12,639	$4,378	$147,423	$3,536	$177	$151,136

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended March 31, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,315	$702	$101	$6,118	$17	$—	$6,135
Intersegment revenues	8	25	—	33	18	(51)	—
Total revenues	$5,323	$727	$101	$6,151	$35	$(51)	$6,135
Segment income (loss)(a)(b)(c)	$750	$116	$20	$886	$(266)	$—	$620
Add back noncontrolling interest component							2
Net income							$622

(a)
Electric Utilities and Infrastructure includes regulatory and legislative impairment charges related to rate case orders, settlements or other actions of regulators or legislative bodies. See Note 3 for additional information.

(b)	Gas Utilities and Infrastructure includes an impairment of the investment in Constitution. See Note 3 for additional information.

(c)	Other includes the loss on the sale of Beckjord described below, costs to achieve the Piedmont acquisition and a valuation allowance recorded against the AMT credits.
In February 2018, Duke Energy sold Beckjord, a nonregulated facility retired during 2014, and recorded a pretax loss of $106 million within Losses on Sales of Other Assets and Other, net and $1 million within Operation, maintenance and other on Duke Energy's Condensed Consolidated Statements of Operations for the three months ended March 31, 2018. The sale included the transfer of coal ash basins and other real property and indemnification from any and all potential future claims related to the property, whether arising under environmental laws or otherwise.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended March 31, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$355	$176	$531	$—	$—	$531
Segment income/Net (loss) income	$36	$35	$71	$(2)	$—	$69
Segment assets	$6,058	$3,051	$9,109	$37	$(2)	$9,144

	Three Months Ended March 31, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$336	$174	$510	$14	$524
Segment income/Net loss(a)	$33	$34	$67	$(92)	$(25)

(a)	Other includes the loss on the sale of Beckjord described above.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
Duke Energy Carolinas and Duke Energy Progress
Hurricane Florence, Hurricane Michael and Winter Storm Diego Deferral Filings
On December 21, 2018, Duke Energy Carolinas and Duke Energy Progress filed with the NCUC petitions for approval to defer the incremental costs incurred in connection with the response to Hurricane Florence, Hurricane Michael and Winter Storm Diego to a regulatory asset for recovery in the next base rate case. The NCUC issued an order requesting comments on the deferral positions. On March 5, 2019, the North Carolina Public Staff (Public Staff) filed comments. On April 2, 2019, Duke Energy Carolinas and Duke Energy Progress filed reply comments, which included revised estimates of approximately $553 million in incremental operation and maintenance expenses ($171 million and $382 million for Duke Energy Carolinas and Duke Energy Progress, respectively,) and approximately $96 million in capital costs ($20 million and $76 million for Duke Energy Carolinas and Duke Energy Progress, respectively). Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter. Duke Energy Progress filed a similar request with the PSCSC on January 11, 2019, which also included a request for the continuation of prior deferrals requested for ice storms and Hurricane Matthew, and on January 30, 2019, the PSCSC issued a directive approving the deferral request.
Duke Energy Carolinas
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million, which represented an approximate 13.6 percent increase in annual base revenues. The rate increase was driven by capital investments subsequent to the previous base rate case, including the W.S. Lee CC, grid improvement projects, AMI, investments in customer service technologies, costs of complying with CCR regulations and the Coal Ash Act and recovery of costs related to licensing and development of the Lee Nuclear Station.
On February 28, 2018, Duke Energy Carolinas and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9 percent and a capital structure of 52 percent equity and 48 percent debt. As a result of the settlement, Duke Energy Carolinas recorded a pretax charge of approximately $4 million in the first quarter of 2018 to Operation, maintenance and other on the Condensed Consolidated Statements of Operations.
On June 22, 2018, the NCUC issued an order approving the Stipulation of Partial Settlement and requiring a revenue reduction. As a result, revised customer rates were effective on August 1, 2018.
On July 20, 2018, the North Carolina Attorney General filed a Notice of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Attorney General contends the commission’s order should be reversed and remanded, as it is in excess of the commission’s statutory authority; affected by errors of law; unsupported by competent, material and substantial evidence in view of the entire record as submitted; and arbitrary or capricious. The Sierra Club, North Carolina Sustainable Energy Association, North Carolina Justice Center, North Carolina Housing Coalition, Natural Resource Defense Council and Southern Alliance for Clean Energy also filed Notices of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction. On August 8, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Public Staff contends the commission’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by substantial evidence with regard to the commission’s failure to consider substantial evidence of coal ash related environmental violations. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Carolinas and Duke Energy Progress appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. On November 29, 2018, the North Carolina Supreme Court adopted a schedule for briefing set forth in the motion to consolidate the Duke Energy Carolinas and Duke Energy Progress appeals. On March 14, 2019, the North Carolina Attorney General’s Office filed a motion for extension of time to file its brief. On March 18, 2019, the North Carolina Supreme Court granted the North Carolina Attorney General’s motion, and the Appellant’s brief was filed on April 26, 2019. The Appellee response briefs are due on August 24, 2019. Duke Energy Carolinas cannot predict the outcome of this matter.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Carolinas filed an application with the PSCSC for a rate increase for retail customers of approximately $168 million, which represents an approximate 10.0 percent increase in retail revenues. The rate increase is driven by capital investments and environmental compliance progress made by Duke Energy Carolinas since its previous rate case, including the further implementation of Duke Energy Carolinas’ generation modernization program, which consists of retiring, replacing and upgrading generation plants, investments in customer service technologies and continued investments in base work to maintain its transmission and distribution systems. The request included net tax benefits resulting from the Tax Act of $66 million to reflect the change in ongoing tax expense, primarily from the reduction in the federal income tax rate from 35 to 21 percent. The request also included $46 million to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change and benefits of $17 million from a reduction in North Carolina state income taxes allocable to South Carolina (EDIT Rider).

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Carolinas also requested approval of its proposed Grid Improvement Plan (GIP), adjustments to its Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $242 million of deferred coal ash related compliance costs, grid investments between rate changes, incremental depreciation expense, a result of new depreciation rates from the depreciation study approved in the 2017 North Carolina Rate Case above, and the balance of development costs associated with the cancellation of the Lee Nuclear Project. Finally, Duke Energy Carolinas sought approval to establish a reserve and accrual for end-of-life nuclear costs for nuclear fuel and materials and supplies. On March 8, 2019, the ORS moved to establish a new and separate hearing docket to review and consider the GIP proposed by Duke Energy Carolinas. Subsequently, on March 12, 2019, the ORS and Duke Energy Carolinas executed a Stipulation resolving the ORS’s motion. The Stipulation provides that costs incurred after January 1, 2019, for the GIP will be deferred with a return, subject to evaluation in a future rate proceeding, and that Duke Energy Carolinas will refile for consideration of the GIP in a new docket for resolution by January 1, 2020. The Stipulation was approved by the PSCSC’s hearing officer on March 13, 2019. An evidentiary hearing began on March 21, 2019, and concluded March 27, 2019.
On May 1, 2019, the PSCSC issued a Commission Directive on Duke Energy Carolinas’ application for a retail rate increase. The Directive granted, among other things: a retail rate increase of $107 million, excluding the EDIT Rider; a return on equity of 9.5 percent; and a capital structure of 53 percent equity and 47 percent debt. The Directive denied the recovery of coal ash costs of approximately $115 million. Based upon legal analysis and Duke Energy Carolinas' intention to file a Petition for Rehearing with the PSCSC, Duke Energy Carolinas has not recorded an adjustment for its deferred coal ash costs. The Directive also denied recovery of a return on pre-construction costs associated with the canceled Lee Nuclear Project. Duke Energy Carolinas is evaluating the financial statement impacts of this Directive and will record associated one-time costs when the final order is issued. Except for the coal ash matter, the financial statement impacts of this Directive are not material. An order and revised customer rates are expected by mid-2019. Duke Energy Carolinas cannot predict the outcome of this matter.
FERC Formula Rate Matter
On July 31, 2017, PMPA filed a complaint with FERC alleging that Duke Energy Carolinas misapplied the formula rate under the PPA between the parties by including in its rates amortization expense associated with regulatory assets and recorded in a certain account without FERC approval. On February 15, 2018, FERC issued an order ruling in favor of PMPA and ordered Duke Energy Carolinas to refund to PMPA all amounts improperly collected under the PPA. Duke Energy Carolinas has issued to PMPA and similarly situated wholesale customers refunds of approximately $25 million. FERC also set the matter for settlement and hearing. PMPA and other customers filed a protest to Duke Energy Carolinas' refund report claiming that the refunds are inadequate in that (1) Duke Energy Carolinas invoked the limitations periods in the contracts to limit the time period for which the refunds were paid and the customers disagree that this limitation applies, and (2) Duke Energy Carolinas refunded only amounts recovered through a certain account and the customers have asserted that the order applies to all regulatory assets. On July 3, 2018, FERC issued an order accepting Duke Energy Carolinas' refund report and ruling that these two claims are outside the scope of FERC's February order. The settlement agreements and revised formula rates for all parties to the proceeding were filed on December 28, 2018. On April 2, 2019, FERC issued an order approving the settlement agreement as filed. Duke Energy Carolinas is working with wholesale customers that did not intervene in this case to implement the same settlement terms.
Sale of Hydroelectric (Hydro) Plants
In May 2018, Duke Energy Carolinas entered an agreement for the sale of five hydro plants with a combined 18.7-MW generation capacity in the Western Carolinas region to Northbrook Energy. The completion of the transaction is subject to approval from FERC for the four FERC-licensed plants, as well as other state regulatory agencies and is contingent upon regulatory approval from the NCUC and PSCSC to defer the total estimated loss on the sale of approximately $40 million. On July 5, 2018, Duke Energy Carolinas filed with NCUC for approval of the sale of the five hydro plants to Northbrook, to transfer the CPCNs for the four North Carolina hydro plants and to establish a regulatory asset for the North Carolina retail portion of the difference between sales proceeds and net book value. On September 4, 2018, the Public Staff filed comments supporting the CPCN transfer with conditions. On September 18, 2018, Duke Energy Carolinas filed reply comments opposing the Public Staff’s proposed conditions. On November 29, 2018, the NCUC issued a procedural order and held an evidentiary hearing on this matter on February 5, 2019. On March 27, 2019, Duke Energy Carolinas and the Public Staff filed proposed orders with the NCUC. On August 28, 2018, Duke Energy Carolinas filed with PSCSC its Application for Approval of Transfer and Sale of Hydroelectric Generation Facilities, Acceptance for Filing of a Power Purchase Agreement and an Accounting Order to Establish a Regulatory Asset. On September 10, 2018, the ORS provided a letter to the commission stating its position on the application and on September 18, 2018, Duke Energy Carolinas requested this matter be carried over to allow Duke Energy Carolinas time to discuss certain accounting issues with the ORS. On August 9, 2018, Duke Energy Carolinas and Northbrook filed a joint Application for Transfer of Licenses with the FERC. On December 27, 2018, the FERC issued its Order Approving Transfer of Licenses (“Order”) for the four FERC-licensed hydro plants. On January 18, 2019, Duke Energy Carolinas and Northbrook Carolina Hydro II, LLC requested a six-month extension of time to comply with the requirement of the Order that Northbrook submit to FERC certified copies of all instruments of conveyance and signed acceptance sheets within 60 days of the date of the Order, given that compliance by the deadline set in the Order was not possible because the conveyance of the projects is contingent on the receipt of state regulatory approvals, which were not anticipated to be issued by February 25, 2019. On February 14, 2019, FERC issued an Order Granting Extensions of Time until August 26, 2019, to comply with the requirements of the Order.
If commission approvals are not received, Duke Energy Carolinas can cancel the sales agreement and retain the hydro facilities. If commission approvals are received, the closing is expected to occur in 2019. After closing, Duke Energy Carolinas will purchase all the capacity and energy generated by these facilities at the avoided cost for five years through power purchase agreements. Duke Energy Carolinas cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Progress
2017 North Carolina Rate Case
On June 1, 2017, Duke Energy Progress filed an application with the NCUC for a rate increase for retail customers of approximately $477 million, which represented an approximate 14.9 percent increase in annual base revenues. Subsequent to the filing, Duke Energy Progress adjusted the requested amount to $420 million, representing an approximate 13 percent increase. The rate increase was driven by capital investments subsequent to the previous base rate case, costs of complying with CCR regulations and the Coal Ash Act, costs relating to storm recovery, investments in customer service technologies and recovery of costs associated with renewable purchased power.
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
On May 15, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court from the February 23, 2018, Order Accepting Stipulation, Deciding Contested Issues and Granting Partial Rate Increase issued by the NCUC. The Public Staff contend the commission’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by competent, material and substantial evidence in view of the entire record as submitted. The North Carolina Attorney General and Sierra Club also filed Notices of Appeal to the North Carolina Supreme Court from the February 23, 2018, Order Accepting Stipulation, Deciding Contested Issues and Granting Partial Rate Increase. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Progress and Duke Energy Carolinas appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. On November 29, 2018, the North Carolina Supreme Court adopted a schedule for briefing set forth in the motion to consolidate the Duke Energy Progress and Duke Energy Carolinas appeals. On March 14, 2019, the North Carolina Attorney General’s Office filed a motion for extension of time to file its brief. On March 18, 2019, the North Carolina Supreme Court granted the North Carolina Attorney General’s motion, and the Appellant’s brief was filed on April 26, 2019. The Appellee response briefs are due on August 24, 2019. Duke Energy Progress cannot predict the outcome of this matter.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Progress filed an application with the PSCSC for a rate increase for retail customers of approximately $59 million, which represents an approximate 10.3 percent increase in annual base revenues. The rate increase is driven by capital investments and environmental compliance progress made by Duke Energy Progress since its previous rate case, including the further implementation of Duke Energy Progress’ generation modernization program, which consists of retiring, replacing and upgrading generation plants, investments in customer service technologies and continued investments in base work to maintain its transmission and distribution systems. The request included a decrease resulting from the Tax Act of $17 million to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35 to 21 percent. The request also included $10 million to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change (EDIT Rider) and a $12 million increase due to the expiration of EDITs related to reductions in North Carolina state income taxes allocable to South Carolina.
Duke Energy Progress also requested approval of its proposed GIP, approval of a Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $51 million of deferred coal ash related compliance costs, AMI deployment, grid investments between rate changes and regulatory asset treatment related to the retirement of a generating plant located in Asheville, North Carolina. Finally, Duke Energy Progress sought approval to establish a reserve and accrual for end-of-life nuclear costs for materials and supplies and nuclear fuel. On March 8, 2019, the ORS moved to establish a new and separate hearing docket to review and consider the GIP proposed by Duke Energy Progress. Subsequently, on March 12, 2019, the ORS and Duke Energy Carolinas executed a Stipulation resolving the ORS’s motion, and Duke Energy Progress agreed to the Stipulation, as did other parties in the rate case. The Stipulation provides that costs incurred after January 1, 2019, for the GIP will be deferred with a return, with all costs subject to evaluation in a future rate proceeding, and that Duke Energy Progress will refile for consideration of the GIP in a new docket for resolution by January 1, 2020. The Stipulation was approved by the PSCSC’s hearing officer on March 13, 2019. An evidentiary hearing began on April 11, 2019, and concluded on April 17, 2019.
On May 8, 2019, the PSCSC issued a Commission Directive on Duke Energy Progress’ application for a retail rate increase. The Directive granted, among other things: a retail rate increase of $41 million, excluding the EDIT Rider; a return on equity of 9.5 percent and a capital structure of 53 percent equity and 47 percent debt. The Directive denied the recovery of coal ash costs of approximately $65 million. Based upon legal analysis and Duke Energy Progress' intention to file a Petition for Rehearing with the PSCSC, Duke Energy Progress has not recorded an adjustment for its deferred coal ash costs. Duke Energy Progress is evaluating the financial statement impacts of this Directive and will record associated one-time costs when the final order is issued. Except for the coal ash matter, the financial statement impacts of this Directive are not material. An order and revised customer rates are expected by mid-2019. Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Western Carolinas Modernization Plan
On November 4, 2015, Duke Energy Progress announced a Western Carolinas Modernization Plan, which included retirement of the existing Asheville coal-fired plant, the construction of two 280‑MW combined-cycle natural gas plants having dual-fuel capability, with the option to build a third natural gas simple cycle unit in 2023 based upon the outcome of initiatives to reduce the region's power demand. The plan also included upgrades to existing transmission lines and substations, installation of solar generation and a pilot battery storage project. These investments will be made within the next seven years. Duke Energy Progress worked with the local natural gas distribution company to upgrade an existing natural gas pipeline to serve the natural gas plant. The lease became effective on March 2, 2019.
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
On October 8, 2018, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Hot Springs Microgrid Solar and Battery Storage Facility. On November 30, 2018, the NCUC issued an order scheduling hearings, requiring filing of testimony, establishing discovery guidelines and requiring public notice. On February 7, 2019, Duke Energy Progress made a joint filing with the Public Staff, which accepted the Public Staff’s proposed conditions and requested that the NCUC cancel the evidentiary hearing. On February 19, 2019, the NCUC granted the request to cancel the hearing. On March 22, 2019, Duke Energy Progress and the Public Staff filed a Joint Proposed Order now pending before the NCUC. Duke Energy Progress cannot predict the outcome of this matter.
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $302 million and $327 million is included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018, respectively. Duke Energy Progress' request for a regulatory asset at the time of retirement with amortization over a 10-year period was approved by the NCUC on February 23, 2018.
Duke Energy Florida
Storm Restoration Cost Recovery
In September 2017, Duke Energy Florida’s service territory suffered significant damage from Hurricane Irma, resulting in approximately 1 million customers experiencing outages. In the fourth quarter of 2017, Duke Energy Florida also incurred preparation costs related to Hurricane Nate. On December 28, 2017, Duke Energy Florida filed a petition with the FPSC to recover incremental storm restoration costs for Hurricane Irma and Hurricane Nate and to replenish the storm reserve. On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately mid-2021. On May 31, 2018, Duke Energy Florida filed a petition for approval of actual storm restoration costs and associated recovery process related to Hurricane Irma and Hurricane Nate. The petition sought the approval for the recovery in the amount of $510 million in actual recoverable storm restoration costs, including the replenishment of Duke Energy Florida’s storm reserve of $132 million, and the process for recovering these recoverable storm costs. On August 20, 2018, the FPSC approved Duke Energy Florida's unopposed Motion for Continuance filed August 17, 2018, to allow for an evidentiary hearing in this matter. On January 28, 2019, Duke Energy Florida made a supplemental filing to reduce the total storm cost recovery from $510 million to $508 million. On April 3, 2019, the FPSC issued an Order abating all remaining filing dates. On April 9, 2019, Duke Energy Florida filed an unopposed motion to approve a settlement agreement resolving all outstanding issues in this docket. The FPSC has scheduled the hearing to begin on May 21, 2019, to consider the Storm Cost Settlement Agreement filed with the FPSC. If approved, the Storm Cost Settlement Agreement would obligate Duke Energy Florida to capitalize $18 million of storm costs and remove $6 million of operating and maintenance expense, thereby reducing the requested storm cost recovery amount by $24 million. Duke Energy Florida will also implement process changes with respect to storm cost restoration. At March 31, 2019, and December 31, 2018, Duke Energy Florida's Condensed Consolidated Balance Sheets included approximately $157 million and $217 million, respectively, of recoverable costs under the FPSC's storm rule in Regulatory assets within Current Assets and Other Noncurrent Assets related to storm recovery for Hurricane Irma and Hurricane Nate. Duke Energy Florida cannot predict the outcome of this matter.
In October 2018, Duke Energy Florida’s service territory suffered damage when Hurricane Michael made landfall as a strong Category 5 hurricane with maximum sustained winds of 160 mph. The storm caused catastrophic damage from wind and storm surge, particularly from Panama City Beach to Mexico Beach, resulting in widespread outages and significant damage to transmission and distribution facilities across the central Florida Panhandle. In response to Hurricane Michael, Duke Energy Florida restored service to approximately 72,000 customers. Total current estimated incremental operation and maintenance and capital costs are $360 million. Approximately $70 million and $35 million of the costs are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018, respectively. Approximately $213 million and $165 million of costs represent recoverable costs under the FPSC’s storm rule and Duke Energy Florida's Open Access Transmission Tariff formula rates and are included in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018, respectively. Additional costs could be incurred in 2019 related to this fourth quarter 2018 storm.
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover incremental storm restoration costs for Hurricane Michael. The estimated recovery amount is approximately $221 million to be recovered over a 12-month period beginning in July 2019, subject to true up through the Storm Surcharge consistent with the provisions of the 2017 Settlement. Concurrently, Duke Energy Florida filed for approval a stipulation that would apply tax savings resulting from the Tax Act toward storm costs in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately year-end 2021. Duke Energy Florida cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Tax Act
Pursuant to Duke Energy Florida's 2017 Settlement, on May 31, 2018, Duke Energy Florida filed a petition related to the Tax Act, which included revenue requirement impacts of annual tax savings of $134 million and estimated annual amortization of EDIT of $67 million for a total of $201 million. Of this amount, $50 million would be offset by accelerated depreciation of Crystal River 4 and 5 coal units and an estimated $151 million would be offset by Hurricane Irma storm cost recovery as explained in the Storm Restoration Cost Recovery section above. On December 27, 2018, Duke Energy Florida filed actual EDIT balances and amortization based on its 2017 filed tax return. This increased the revenue requirement impact of the amortization of EDIT by $4 million, from $67 million to $71 million, which increased the total storm amortization from $151 million to $155 million. On January 8, 2019, the FPSC approved a joint motion by Duke Energy Florida and the Office of Public Counsel resolving all stipulated positions. As part of that stipulation, Duke Energy Florida agreed to seek a Private Letter Ruling (PLR) from the IRS on its treatment of cost of removal (COR) as mostly protected by tax normalization rules. If the IRS rules that COR is not protected by tax normalization rules, then Duke Energy Florida will make a final adjustment to the amortization of EDIT and an adjustment to the storm recovery amount retroactive to January 2018. The IRS has communicated that it will not issue individual PLRs on the treatment of COR. Rather, the IRS is drafting a notice that will request comments on a number of issues, including COR, and the IRS plans to issue industrywide guidance on those issues. Duke Energy Florida cannot predict the outcome of this matter.
Solar Base Rate Adjustment
On July 31, 2018, Duke Energy Florida petitioned the FPSC to include in base rates the revenue requirements for its first two solar generation projects, the Hamilton Project and the Columbia Project, as authorized by the 2017 Settlement. The Hamilton Project, which was placed into service on December 22, 2018, has an annual retail revenue requirement of $15 million and the increase was effective in January 2019. The Columbia Project has a projected annual revenue requirement of $14 million and a projected in-service date in early 2020; the associated rate increase would take place with the first month’s billing cycle after the Columbia Project goes into service. At its October 30, 2018, Agenda Conference, the FPSC approved the rate increase related to the Hamilton Project to go into effect beginning with the first billing cycle in January 2019 under its file and suspend authority. On April 2, 2019, the commission approved both solar projects as filed.
On March 25, 2019, Duke Energy Florida petitioned the FPSC to include in base rates the revenue requirements for its next wave of solar generation projects, the Trenton, Lake Placid and DeBary Solar Projects, as authorized by the 2017 Settlement. The annual retail revenue requirement for the Trenton and Lake Placid Projects is $13 million and $8 million, respectively, with projected in-service dates in the fourth quarter of 2019. The DeBary Project has a projected annual revenue requirement of $11 million and a projected in-service date in the first quarter of 2020. The associated rate increase would take place with the first month’s billing cycle after each solar generation project goes into service. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Ohio
Tax Act – Ohio
On July 25, 2018, Duke Energy Ohio filed an application to establish a new rider to implement the benefits of the Tax Act for electric distribution customers. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35 to 21 percent since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. Duke Energy Ohio's transmission rates reflect lower federal income tax but guidance from FERC on amortization of both protected and unprotected transmission-related EDITs is still pending. On October 24, 2018, the PUCO issued a Finding and Order that, among other things, directed all utilities over which the commission has rate-making authority to file an application to pass the benefits of the Tax Act to customers by January 1, 2019, unless otherwise exempted or directed by the PUCO. Duke Energy Ohio's July 25, 2018, filing for electric distribution operations is consistent with the commission's October 24, 2018, Finding and Order and no further action is needed. On February 20, 2019, the PUCO approved the application without material modification. Rates became effective March 1, 2019.
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
Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. The PUCO approved Duke Energy Ohio’s application but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed upon by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor. On January 6, 2016, Duke Energy Ohio and the PUCO Staff entered into a stipulation, pending the PUCO's approval, to resolve issues related to performance incentives and the PUCO Staff audit of 2013 costs, among other issues. In December 2015, based upon the stipulation, Duke Energy Ohio re-established approximately $20 million of the revenues that had been previously reversed. On October 26, 2016, the PUCO issued an order approving the stipulation without modification. In December 2016, the PUCO granted the intervenors request for rehearing for the purpose of further review. On April 10, 2019, the PUCO issued an Entry on Rehearing denying the rehearing applications.

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
On March 9, 2018, Duke Energy Ohio filed a motion to extend its then-current ESP, including all terms and conditions thereof, pending approval of a new ESP. On May 30, 2018, the PUCO granted the request, with modification. Specifically, the PUCO did not extend the cap applicable to Rider DCI beyond July 31, 2018. Duke Energy Ohio sought rehearing of this finding. On July 25, 2018, the PUCO granted the request and allowed a continuing cap on recovery under Rider DCI. On August 24, 2018, the Ohio Manufacturers' Association (OMA) and the Office of the Ohio Consumers' Counsel (OCC) filed an Application for Rehearing of the commission's decision. Duke Energy Ohio filed a Memorandum Contra OCC's request for rehearing of the commission's continuation of Rider DCI on September 4, 2018. On September 19, 2018, the PUCO issued an Order granting rehearing on the matter for further consideration. On April 3, 2019, the PUCO issued its Fourth Entry on Rehearing denying the rehearing of OCC and OMA and upholding its decision to continue Rider DCI. Further applications for rehearing or notices of appeal are due in 60 days. Duke Energy Ohio cannot predict the outcome of this matter.
On May 21, 2018, the OMA filed a notice of appeal of PUCO's approval of Duke Energy Ohio’s ESP with the Ohio Supreme Court, challenging PUCO's approval of Duke Energy Ohio’s Price Stability Rider as a placeholder and its Rider DCI to recover incremental revenue requirement for distribution capital since Duke Energy Ohio’s last base rate case. On July 16, 2018, the OCC filed its own appeal of Duke Energy Ohio’s ESP with the Ohio Supreme Court raising similar issues to that of the OMA. Duke Energy Ohio filed a Motion to Intervene in the two Ohio Supreme Court appeals. OMA's Supreme Court brief was filed on August 20, 2018. PUCO submitted its brief on October 26, 2018, and Duke Energy Ohio filed its brief on October 29, 2018. The OCC’s Supreme Court brief was filed on October 15, 2018. Duke Energy Ohio filed its brief on December 20, 2018. The PUCO submitted its brief on December 21, 2018. The Ohio Supreme Court issued an order on March 13, 2019, for the appellants to show cause why the appeals should not be dismissed as moot in light of the commission’s approval of Duke Energy Ohio’s current ESP. OCC and OMA made the requested filings on March 20, 2019, and Duke Energy Ohio filed its response on March 27, 2019. On May 8, 2019, the Ohio Supreme Court dismissed the appeals as moot.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC). On January 20, 2017, Duke Energy Ohio filed an amended application with the Ohio Power Siting Board (OPSB) for approval of one of two proposed routes. A public hearing was held on June 15, 2017. In April 2018, Duke Energy Ohio filed a motion with OPSB to establish a procedural schedule and filed supplemental information supporting its application. On December 18, 2018, the OPSB established a procedural schedule that included a local public hearing on March 21, 2019. An evidentiary hearing began on April 9, 2019, and concluded on April 11, 2019. Briefs are due May 13, 2019, with reply briefs due June 10, 2019. If approved, construction of the pipeline extension is expected to be completed before the 2021/2022 winter season. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

2012 Natural Gas Rate Case/MGP Cost Recovery
As part of its 2012 natural gas base rate case, Duke Energy Ohio has approval to defer and recover costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio has made annual applications for recovery of these deferred costs. Duke Energy Ohio is currently recovering approximately $55 million in environmental remediation costs between 2009 through 2012 through a separate rider, Rider MGP. Duke Energy Ohio has made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas rate case. To date, the PUCO has not ruled on Duke Energy Ohio’s annual applications for the calendar years 2013 through 2017. On September 28, 2018, the staff of the PUCO issued a report recommending a disallowance of approximately $12 million of the $26 million in MGP remediation costs incurred between 2013 through 2017 that staff believes are not eligible for recovery. Staff interprets the PUCO’s 2012 Order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. On October 30, 2018, Duke Energy Ohio filed reply comments objecting to the staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. To date, the PUCO has not issued a procedural schedule and has not ruled on Duke Energy Ohio’s applications. On March 29, 2019, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2018. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Natural Gas Base Rate Case
On August 31, 2018, Duke Energy Kentucky filed an application with the KPSC requesting an increase in natural gas base rates of approximately $11 million, an approximate 11.1 percent average increase across all customer classes. The increase was net of approximately $5 million in annual savings as a result of the Tax Act. The drivers for this case are capital invested since Duke Energy Kentucky’s last rate case in 2009. Duke Energy Kentucky also sought implementation of a Weather Normalization Adjustment Mechanism, amortization of regulatory assets and to implement the impacts of the Tax Act, prospectively. On January 30, 2019, Duke Energy Kentucky entered into a settlement agreement with the Attorney General of Kentucky, the only intervenor in the case. The settlement provided for an approximate $7 million increase in natural gas base revenue and approval of the proposed Weather Normalization Mechanism. A hearing was held on February 5, 2019. The commission issued its Order approving the settlement without material modification on March 27, 2019.
Duke Energy Indiana
FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The complaints claim, among other things, that the current base rate of return on equity earned by MISO transmission owners should be reduced to 8.67 percent. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners' adder of 0.50 percent to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaints. On December 22, 2015, the presiding FERC ALJ in the first complaint issued an Initial Decision in which the base rate of return on equity was set at 10.32 percent. On September 28, 2016, the Initial Decision in the first complaint was affirmed by FERC, but is subject to rehearing requests. On June 30, 2016, the presiding FERC ALJ in the second complaint issued an Initial Decision setting the base rate of return on equity at 9.70 percent. The Initial Decision in the second complaint is pending FERC review. On April 14, 2017, the D.C. Circuit Court, in Emera Maine v. FERC, reversed and remanded certain aspects of the methodology employed by FERC to establish rates of return on equity. On October 16, 2018, FERC issued an order in response to the Emera remand proceeding proposing a new method for determining whether an existing return on equity is unjust and unreasonable, and a new process for determining a just and reasonable return on equity. On November 14, 2018, FERC directed parties to the MISO complaints to file briefs on how the new process for determining return on equity proposed in the Emera proceeding should be applied to the complaints involving the MISO transmission owners’ return on equity. Initial briefs were filed on February 13, 2019, and reply briefs were filed April 10, 2019. Duke Energy Indiana currently believes these matters will not have a material impact on its results of operations, cash flows and financial position.
Edwardsport Integrated Gasification Combined Cycle Plant
On September 20, 2018, Duke Energy Indiana, the Indiana Office of Utility Consumer Counselor, the Duke Industrial Group and Nucor Steel – Indiana entered into a settlement agreement to resolve IGCC ratemaking issues for calendar years 2018 and 2019. The agreement will remain in effect until new rates are established in Duke Energy Indiana's next base rate case, which is expected to be filed in mid-2019 with rates effective in mid-2020. It addressed the pending Edwardsport filing at the commission and eliminated the need for future filings until the overall rate case. The settlement is subject to IURC approval. An evidentiary hearing was held in December 2018, and an IURC Order is expected in May 2019. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
Tennessee Integrity Management Rider Filing
In November 2018, Piedmont filed a petition with the TPUC under the IMR mechanism to collect an additional $3 million in annual revenues, effective January 2019, based on the eligible capital investments closed to integrity and safety projects over the 12-month period ending October 31, 2018. A hearing on the matter was held on March 11, 2019, and a decision is expected in May 2019.

FINANCIAL STATEMENTS	REGULATORY MATTERS

2019 North Carolina Rate Case
On April 1, 2019, Piedmont filed an application with the NCUC, its first general rate case in North Carolina in six years, for a rate increase for retail customers of approximately $83 million, which represents an approximate 9 percent increase in retail revenues. The rate increase is driven by significant infrastructure upgrade investments (plant additions) since the last general rate case, offset by savings that customers will begin receiving due to federal and state tax reform. Approximately half of the plant additions being rolled into rate base are categories of plant investment not covered under the IMR mechanism, which was originally approved as part of the 2013 North Carolina Rate Case. Piedmont anticipates the NCUC will schedule the evidentiary hearing for late summer/early fall 2019, which would enable the rate change arising from this proceeding to take effect by the end of 2019. Piedmont cannot predict the outcome of this matter.
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
ACP is the subject of challenges in state and federal courts and agencies, including, among others, challenges of the project’s incidental take statement (ITS), crossings of the Blue Ridge Parkway, the Appalachian Trail, and the Monongahela and George Washington National Forests, the project’s U.S. Army Corps of Engineers (USACE) 404 permit, the Virginia conditional 401 water quality certification, the FERC Environmental Impact Statement order and the FERC order approving the Certificate of Public Convenience and Necessity. Each of these challenges alleges non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the project is permitted to proceed. Since December 2018, notable developments in these challenges include a stay issued by the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) of the project's biological opinion and ITS (which stay has halted most project construction activity), a Fourth Circuit decision vacating the project's permits to cross the Monongahela and George Washington National Forests and the Appalachian Trail, the Fourth Circuit's remand to USACE of ACP's Huntington District 404 verification and the Fourth Circuit’s remand to the National Park Service of the ACP’s Blue Ridge Parkway right-of-way. ACP is vigorously defending these challenges and coordinating with the federal and state authorities which are the direct parties to the challenges. ACP and federal agencies are coordinating on a potential appeal of the Fourth Circuit’s recent ruling vacating the project’s permit to cross the Appalachian Trail. ACP is also evaluating possible legislative and administrative remedies. On May 9, 2019, ACP, the U.S. Fish and Wildlife Service and the Department of Justice will present arguments before the Fourth Circuit supporting the project’s stayed biological opinion and ITS.
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
In December 2014, Constitution received approval from the FERC to construct and operate the proposed pipeline. However, on April 22, 2016, the NYSDEC denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed a series of legal actions challenging the legality and appropriateness of the NYSDEC’s decision, culminating in an appeal to the Supreme Court of the United States, which appeal was denied on April 30, 2018. In addition, in October 2017, Constitution filed a petition for declaratory order requesting FERC to find that the NYSDEC waived its rights to issue a Section 401 water quality certification by not acting on Constitution's application within a reasonable period of time as required by statute, which petition was denied on January 11, 2018.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On January 25, 2019, the D.C. Circuit Court rendered a decision in Hoopa Valley Tribe v. FERC that withdrawal and resubmission of an application for a Section 401 water quality certification constituted a waiver by the relevant state agency when such withdrawals and resubmissions were intended to extend the one-year limit on accepting or rejecting such an application. As Constitution had made similar arguments in its 2018 petition to FERC for a declaratory order, on April 1, 2019, Constitution filed a new petition for declaratory order requesting FERC find a waiver on the part of NYSDEC in accordance with the D.C. Circuit Court’s newly established precedent. On May 1, 2019, Constitution filed its response to supplemental pleadings filed by NYSDEC and others in this proceeding. A FERC response is expected later this year.
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
During the three months ended March 31, 2018, Duke Energy recorded an OTTI of $55 million within Equity in (losses) earnings of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Income. The charge represented the excess carrying value over the estimated fair value of the project, which was based on a Level 3 Fair Value measurement that was determined from the income approach using discounted cash flows. The impairment was primarily due to actions taken by the courts and regulators to uphold the NYSDEC's denial of the certification and uncertainty associated with the remaining legal and regulatory challenges.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2019, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$159
Duke Energy Indiana
Gallagher Units 2 and 4(b)	280	120
Total Duke Energy	865	$279

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Remediation Activities
In addition to AROs recorded as a result of various environmental regulations, the Duke Energy Registrants are responsible for environmental remediation at various sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based upon site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for environmental impacts caused by other potentially responsible parties and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined at all sites. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other on the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.
The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Accounts Payable within Current Liabilities and Other within Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$77	$11	$11	$4	$6	$48	$5	$2
Provisions/adjustments	(2)	2	2	1	2	(6)	—	—
Cash reductions	(8)	—	—	—	—	(8)	—	—
Balance at end of period	$67	$13	$13	$5	$8	$34	$5	$2

	Three Months Ended March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$81	$10	$15	$3	$12	$47	$5	$2
Provisions/adjustments	4	1	3	1	1	—	1	—
Cash reductions	(5)	—	(2)	(1)	(1)	(3)	—	—
Balance at end of period	$80	$11	$16	$3	$12	$44	$6	$2
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$45
Duke Energy Carolinas	12
Duke Energy Ohio	22
Piedmont	2

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

LITIGATION
Duke Energy Carolinas and Duke Energy Progress
NCDEQ Closure Litigation
The Coal Ash Act requires CCR surface impoundments in North Carolina to be closed, with the closure method and timing based on a risk ranking classification determined by legislation or state regulators. The NCDEQ previously classified the impoundments at Allen, Belews Creek, Rogers, Marshall, Mayo and Roxboro as low risk and Duke Energy expected to close those sites through a combination of a cap system and a groundwater monitoring system. However, on April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas and Duke Energy Progress to excavate all remaining coal ash impoundments at these facilities. On April 26, 2019, Duke Energy Carolinas and Duke Energy Progress filed Petitions for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ’s determination that all ash basins must be excavated. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Superior Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. On January 23, 2019, the court granted the parties’ joint motion for a four-month stay of the proceedings, until June 3, 2019, to allow the parties to discuss potential resolution. If the case is not fully resolved at that time, litigation will resume. The trial remains scheduled for August 2020. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
NCDEQ State Enforcement Actions
In the first quarter of 2013, the SELC sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged CWA violations from coal ash basins at two of their coal-fired power plants in North Carolina. The NCDEQ filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The cases have been consolidated and are being heard before a single judge in the North Carolina Superior Court.
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
The court issued orders in 2016 granting Motions for Partial Summary Judgment for seven of the 14 North Carolina plants named in the enforcement actions. On February 13, 2017, the court issued an order denying motions for partial summary judgment brought by both the environmental groups and Duke Energy Carolinas and Duke Energy Progress for the remaining seven plants. On March 15, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Notice of Appeal with the North Carolina Court of Appeals to challenge the trial court’s order. The parties were unable to reach an agreement at mediation in April 2017 and submitted briefs to the trial court on remaining issues to be tried. On August 1, 2018, the Court of Appeals dismissed the appeal and the matter is proceeding before the trial court. In light of the NCDEQ's determination that all ash basins must be excavated, on April 29, 2019, the court decided to stay any activity in the case until August 2019, at which time the court will hold another status conference. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Federal Citizens Suits
On June 13, 2016, the RRBA filed a federal citizen suit in the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. On August 19, 2016, Duke Energy Progress filed a Motion to Dismiss. On April 26, 2017, the court entered an order dismissing four of the claims in the federal citizen suit. Two claims relating to alleged violations of NPDES permit provisions survived the motion to dismiss, and Duke Energy Progress filed its response on May 10, 2017. Duke Energy Progress and RRBA each filed motions for summary judgment on March 23, 2018. The court has not yet ruled on these motions.
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
On May 8, 2018, on motion from Duke Energy Progress, the court ordered trial in both of the above matters to be consolidated. On April 5, 2019, Duke Energy Progress filed a motion to stay the case following the NCDEQ’s determination that all ash basins must be excavated. On April 19, 2019, the court entered an order staying the case through August 7, 2019, at which time the court will hold a status conference.
On December 5, 2017, various parties filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina for alleged violations at Duke Energy Carolinas' Belews Creek under the CWA. Duke Energy Carolinas' answer to the complaint was filed on August 27, 2018. On October 10, 2018, Duke Energy Carolinas filed Motions to Dismiss for lack of standing, Motion for Judgment on the Pleadings and Motion to Stay Discovery. On January 9, 2019, the court entered an order denying Duke Energy Carolinas' motion to stay discovery. There has been no ruling on the other pending motions. On April 5, 2019, Duke Energy Carolinas filed a motion to stay the case following the NCDEQ’s determination that all ash basins must be excavated. On April 19, 2019, the court entered an order staying the case through August 7, 2019, at which time the court will hold a status conference.
Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these matters.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2019, there were 139 asserted claims for non-malignant cases with cumulative relief sought of up to $34 million, and 57 asserted claims for malignant cases with cumulative relief sought of up to $18 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $617 million at March 31, 2019, and $630 million at December 31, 2018. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2038 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2038 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $764 million in excess of the self-insured retention. Receivables for insurance recoveries were $739 million at March 31, 2019, and December 31, 2018. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
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
Duke Energy Florida
Fluor Contract Litigation
On January 29, 2019, Fluor filed a breach of contract lawsuit in the U.S. District Court for the Middle District of Florida against Duke Energy Florida related to an EPC agreement for the combined-cycle natural gas plant in Citrus County, Florida. Fluor filed an amended complaint on February 13, 2019. Fluor’s multicount complaint seeks civil, statutory and contractual remedies related to Duke Energy Florida’s $67 million draw in early 2019, on Fluor’s letter of credit and offset of invoiced amounts. Duke Energy Florida moved to dismiss all counts of Fluor's amended complaint, and on April 16, 2019, the court dismissed Fluor's complaint without prejudice. On April 26, 2019, Fluor filed a second amended complaint. Duke Energy Florida is attempting to recover from Fluor $110 million in additional costs incurred by Duke Energy Florida. Duke Energy Florida cannot predict the outcome of this matter.
Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.
The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters, excluding asbestos-related reserves discussed above. Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Other Noncurrent Liabilities and Other within Current Liabilities. The reasonably possible range of loss in excess of recorded reserves is not material, other than as described above.

(in millions)	March 31, 2019	December 31, 2018
Reserves for Legal Matters
Duke Energy	$66	$65
Duke Energy Carolinas	8	9
Progress Energy	57	54
Duke Energy Progress	15	12
Duke Energy Florida	24	24
Piedmont	1	1

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

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
In addition, the Duke Energy Registrants enter into various fixed-price, noncancelable commitments to purchase or sell power or natural gas, take-or-pay arrangements, transportation, or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on their respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the NPNS exception does not apply. In most cases, the Duke Energy Registrants’ purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments.
5. LEASES
As described in Note 1, Duke Energy adopted the revised accounting guidance for Leases effective January 1, 2019, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. Adoption of the new standard resulted in the recording of ROU assets and operating lease liabilities as follows:

	As of January 1, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
ROU assets	$1,750	$153	$863	$407	$456	$23	$61	$26
Operating lease liabilities – current	205	28	96	35	61	1	4	4
Operating lease liabilities – noncurrent	1,504	127	766	371	395	22	58	25
As part of its operations, Duke Energy leases certain aircraft, space on communication towers, industrial equipment, fleet vehicles, fuel transportation (barges and railcars), land and office space under various terms and expiration dates. Additionally, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana have finance leases related to firm natural gas pipeline transportation capacity. Duke Energy Progress and Duke Energy Florida have entered into certain PPAs, which are classified as finance and operating leases.
Duke Energy has certain lease agreements, which include variable lease payments that are based on the usage of an asset. These variable lease payments are not included in the measurement of the ROU assets or operating lease liabilities on the Condensed Consolidated Financial Statements.
Certain Duke Energy lease agreements include options for renewal and early termination. The intent to renew a lease varies depending on the lease type and asset. Renewal options that are reasonably certain to be exercised are included in the lease measurements. The decision to terminate a lease early is dependent on various economic factors. No termination options have been in included in any of the lease measurements.
Duke Energy operates various renewable energy projects and sells the generated output to utilities, electric cooperatives, municipalities and commercial and industrial customers through long-term PPAs. In certain situations, these PPAs and the associated renewable energy projects qualify as operating leases. Rental income from these leases is accounted for as Nonregulated electric and other revenues in the Condensed Consolidated Statements of Operations. There are no minimum lease payments as all payments are contingent based on actual electricity generated by the renewable energy projects. Contingent lease payments were $64 million for the three months ended March 31, 2019. As of March 31, 2019, renewable energy projects owned by Duke Energy and accounted for as operating leases had a cost basis of $3,345 million and accumulated depreciation of $631 million. These assets are principally classified as nonregulated electric generation and transmission assets.

FINANCIAL STATEMENTS	LEASES

The following table presents the components of lease expense.

	Three Months Ended March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$72	$12	$42	$19	$23	$3	$5	$1
Short-term lease expense(a)	7	2	3	1	2	—	1	—
Variable lease expense(a)	11	8	2	1	1	—	—	—
Finance lease expense
Amortization of leased assets(b)	27	1	3	1	2	—	—	—
Interest on lease liabilities(c)	17	4	6	4	2	—	—	—
Total finance lease expense	44	5	9	5	4	—	—	—
Total lease expense	$134	$27	$56	$26	$30	$3	$6	$1

(a)	Included in Operations, maintenance and other or, for barges and railcars, Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations.

(b)	Included in Depreciation and amortization on the Condensed Consolidated Statements of Operations.

(c)	Included in Interest Expense on the Condensed Consolidated Statements of Operations.
The following table presents rental expense for operating leases, as reported under the old lease standard. These amounts are included in Operation, maintenance and other and Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations.

(in millions)	Year Ended December 31, 2018
Duke Energy	$268
Duke Energy Carolinas	49
Progress Energy	143
Duke Energy Progress	75
Duke Energy Florida	68
Duke Energy Ohio	13
Duke Energy Indiana	21
Piedmont	11
The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	Twelve months ended March 31,
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2020	$271	$32	$125	$47	$78	$2	$6	$5
2021	238	29	112	46	66	2	5	5
2022	192	19	90	35	55	2	4	5
2023	180	19	89	34	55	2	4	5
2024	169	16	89	35	54	2	4	5
Thereafter	1,057	66	530	309	221	22	67	9
Total operating lease payments	2,107	181	1,035	506	529	32	90	34
Less: present value discount	(436)	(32)	(198)	(118)	(80)	(10)	(29)	(4)
Total operating lease liabilities(a)	$1,671	$149	$837	$388	$449	$22	$61	$30

(a)	Certain operating lease payments include renewal options that are reasonably certain to be exercised.

FINANCIAL STATEMENTS	LEASES

The following table presents future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year, as reported under the old lease standard.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2019	$239	$33	$97	$49	$48	$2	$6	$5
2020	219	29	90	46	44	2	5	5
2021	186	19	79	37	42	2	4	5
2022	170	19	76	34	42	2	4	5
2023	160	17	77	35	42	2	5	6
Thereafter	1,017	68	455	314	141	23	66	11
Total	$1,991	$185	$874	$515	$359	$33	$90	$37
The following table presents finance lease maturities and a reconciliation of the undiscounted cash flows to finance lease liabilities.

	Twelve months ended March 31,
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2020	$185	$19	$69	$44	$25	$1	$1
2021	191	18	69	44	25	—	1
2022	194	14	69	44	25	—	1
2023	179	14	69	44	25	—	1
2024	180	14	69	44	25	—	1
Thereafter	889	195	573	558	15	—	28
Total finance lease payments	1,818	274	918	778	140	1	33
Less: amount representing interest	(729)	(166)	(495)	(467)	(28)	—	(23)
Total finance lease liabilities	$1,089	$108	$423	$311	$112	$1	$10
The following table presents future minimum lease payments under finance leases, as reported under the old lease standard.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2019	$170	$20	$45	$20	$25	$2	$1
2020	174	20	46	21	25	—	1
2021	177	15	45	20	25	—	1
2022	165	15	45	21	24	—	1
2023	165	15	45	21	24	—	1
Thereafter	577	204	230	209	21	—	27
Minimum annual payments	1,428	289	456	312	144	2	32
Less: amount representing interest	(487)	(180)	(205)	(175)	(30)	—	(22)
Total	$941	$109	$251	$137	$114	$2	$10

FINANCIAL STATEMENTS	LEASES

The following tables contain additional information related to leases.

		March 31, 2019

			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating Lease ROU Assets, net	$1,698	$146	$835	$388	$447	$22	$61	$27
Finance	Net property, plant and equipment	1,081	122	428	310	118	—	10	—
Total lease assets		$2,779	$268	$1,263	$698	$565	$22	$71	$27
Liabilities
Current
Operating	Other current liabilities	$183	$26	$89	$27	$62	$1	$4	$4
Finance	Current maturities of long-term debt	121	6	23	6	17	1	—	—
Noncurrent
Operating	Operating Lease Liabilities	1,488	123	748	361	387	21	57	26
Finance	Long-Term Debt	968	102	400	305	95	—	10	—
Total lease liabilities		$2,760	$257	$1,260	$699	$561	$23	$71	$30

	Three Months Ended March 31, 2019

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$67	$6	$31	$14	$17	$1	$2	$2
Operating cash flows from finance leases	17	4	6	4	2	—	—	—
Financing cash flows from finance leases	27	1	3	1	2	—	—	—

Lease assets obtained in exchange for new lease liabilities (non-cash)
Finance	$175	$—	$175	$175	$—	$—	$—	$—
Operating(b)	7	—	—	—	—	—	—	—

(a)	No amounts were classified as investing cash flows from operating leases for the three months ended March 31, 2019.

(b)	Does not include ROU assets recorded as a result of the adoption of the new lease standard.

FINANCIAL STATEMENTS	LEASES

	March 31, 2019

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted-average remaining lease term (years)
Operating leases	11	9	11	13	9	18	19	7
Finance leases	13	19	16	18	11	—	27	—
Weighted-average discount rate(a)
Operating leases	3.9%	3.7%	3.8%	3.9%	3.7%	4.2%	4.1%	3.6%
Finance leases	6.9%	12.9%	11.4%	12.5%	8.3%	3.3%	11.7%	—%

(a)
The discount rate is calculated using the rate implicit in a lease if it is readily determinable. Generally, the rate used by the lessor is not provided to Duke Energy and in these cases the incremental borrowing rate is used. Duke Energy will typically use its fully collateralized incremental borrowing rate as of the commencement date to calculate and record the lease. The incremental borrowing rate is influenced by the lessee’s credit rating and lease term and as such may differ for individual leases, embedded leases or portfolios of leased assets.

6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

				Three Months Ended March 31, 2019
					Duke	Duke	Duke
	Maturity	Interest		Duke	Energy	Energy	Energy
Issuance Date	Date	Rate		Energy	(Parent)	Progress	Ohio
Unsecured Debt
March 2019(a)	March 2022	3.251%	(b)	$300	$300	$—	$—
March 2019(a)	March 2022	3.227%		300	300	—	—
First Mortgage Bonds
January 2019(c)	February 2029	3.650%		400	—	—	400
January 2019(c)	February 2049	4.300%		400	—	—	400
March 2019(d)	March 2029	3.450%		600	—	600	—
Total issuances				$2,000	$600	$600	$800

(a)	Debt issued to pay down short-term debt and for general corporate purposes.

(b)	Debt issuance has a floating interest rate.

(c)	Debt issued to repay at maturity $450 million first mortgage bonds due April 2019, pay down short-term debt and for general corporate purposes.

(d)	Debt issued to fund eligible green energy projects in the Carolinas.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		March 31, 2019
Unsecured Debt
Duke Energy (Parent)	September 2019	5.050%		$500
Piedmont	September 2019	3.181%	(b)	350
Duke Energy Kentucky	October 2019	4.650%		100
Progress Energy	December 2019	4.875%		350
First Mortgage Bonds
Duke Energy Ohio	April 2019	5.450%		450
Duke Energy Florida	January 2020	1.850%		250
Other(a)				501
Current maturities of long-term debt				$2,501
(a)    Includes finance lease obligations, amortizing debt and small bullet maturities.
(b)    Amount drawn under the Piedmont senior unsecured term loan facility has a floating interest rate.
AVAILABLE CREDIT FACILITIES
Master Credit Facility
In March 2019, Duke Energy amended its existing $8 billion Master Credit Facility to extend the termination date to March 2024. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	March 31, 2019
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,750	$1,400	$650	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(2,657)	(884)	(859)	(150)	(299)	(62)	(252)	(151)
Outstanding letters of credit	(53)	(45)	(4)	(2)	—	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity under the Master Credit Facility	$4,709	$1,721	$637	$998	$351	$388	$267	$347

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Other Credit Facilities

	March 31, 2019
(in millions)	Facility size	Amount Drawn
Duke Energy (Parent) Three-Year Revolving Credit Facility	$1,000	$500
Duke Energy Progress Term Loan Facility(a)	700	700
Piedmont Term Loan Facility	350	350

(a)	$650 million was drawn under the term loan in January and February 2019.

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS

7. ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants record AROs when there is a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded AROs.
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$5,753	$2,368	$3,239	$2,709	$530	$—	$—	$—
Closure of ash impoundments	6,961	3,013	3,197	3,177	20	52	699	—
Other	321	47	70	37	33	41	20	19
Total ARO	$13,035	$5,428	$6,506	$5,923	$583	$93	$719	$19
Less: current portion	779	209	456	452	4	6	108	—
Total noncurrent ARO	$12,256	$5,219	$6,050	$5,471	$579	$87	$611	$19
(a)    Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
ARO Liability Rollforward
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2018(a)	$10,467	$3,949	$5,411	$4,820	$591	$93	$722	$19
Accretion expense(b)	110	48	57	50	7	1	7	—
Liabilities settled(c)	(184)	(76)	(97)	(82)	(15)	(1)	(10)	—
Revisions in estimates of cash flows(d)	2,642	1,507	1,135	1,135	—	—	—	—
Balance at March 31, 2019	$13,035	$5,428	$6,506	$5,923	$583	$93	$719	$19

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)	For the three months ended March 31, 2019, substantially all accretion expense relates to Duke Energy's regulated operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Primarily relates to ash impoundment closures.

(d)
Relates to increases in closure estimates for certain ash impoundments as a result of the NCDEQ's determination that all ash basins must be excavated. See Note 4 for more information. The incremental amount recorded represents the discounted cash flows for estimated closure costs based upon the probability weightings of the potential closure methods as evaluated on a site-by-site basis.

Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets within Other Noncurrent Assets, respectively, on the Condensed Consolidated Balance Sheets.
Nuclear Decommissioning Trust Funds
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida each maintain NDTFs that are intended to pay for the decommissioning costs of their respective nuclear power plants. The following table presents the fair value of NDTF assets legally restricted for purposes of settling AROs associated with nuclear decommissioning. Duke Energy Florida is actively decommissioning Crystal River Unit 3 and was granted an exemption from the NRC, which allows for use of the NDTF for all aspects of nuclear decommissioning. The entire balance of Duke Energy Florida's NDTF may be applied toward license termination, spent fuel and site restoration costs incurred to decommission Crystal River Unit 3 and is excluded from the table below. See Note 12 for additional information related to the fair value of the Duke Energy Registrants' NDTFs.

(in millions)	March 31, 2019	December 31, 2018
Duke Energy	$6,102	$5,579
Duke Energy Carolinas	3,443	3,133
Duke Energy Progress	2,659	2,446

FINANCIAL STATEMENTS	GOODWILL

8. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2019, and December 31, 2018.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2019, and December 31, 2018.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure segment and there are no accumulated impairment charges.

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS

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

	Three Months Ended March 31,
(in millions)	2019	2018
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$212	$220
Indemnification coverages(b)	5	6
JDA revenue(c)	23	34
JDA expense(c)	93	54
Intercompany natural gas purchases(d)	4	4
Progress Energy
Corporate governance and shared service expenses(a)	$176	$191
Indemnification coverages(b)	9	8
JDA revenue(c)	93	54
JDA expense(c)	23	34
Intercompany natural gas purchases(d)	19	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$106	$118
Indemnification coverages(b)	4	3
JDA revenue(c)	93	54
JDA expense(c)	23	34
Intercompany natural gas purchases(d)	19	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$70	$73
Indemnification coverages(b)	5	5
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$85	$89
Indemnification coverages(b)	1	1
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$97	$101
Indemnification coverages(b)	2	2
Piedmont
Corporate governance and shared service expenses(a)	$32	$36
Indemnification coverages(b)	1	1
Intercompany natural gas sales(d)	23	23
Natural gas storage and transportation costs(e)	5	6

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

(e)
Piedmont has related party transactions as a customer of its equity method investments in Pine Needle, Hardy Storage, and Cardinal natural gas storage and transportation facilities. These expenses are included in Cost of natural gas on Piedmont's Condensed Consolidated Statements of Operations and Comprehensive Income.

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS

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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2019
Intercompany income tax receivable	$1	$65	$—	$22	$6	$—	$—
Intercompany income tax payable	—	—	11	—	—	7	7

December 31, 2018
Intercompany income tax receivable	$52	$47	$29	$—	$—	$8	$—
Intercompany income tax payable	—	—	—	16	3	—	45
10. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price risk and interest rate risk. The primary use of commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Piedmont enters into natural gas supply contracts to provide diversification, reliability and natural gas cost benefits to its customers. Interest rate derivatives are used to manage interest rate risk associated with borrowings.
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three months ended March 31, 2019, and 2018 were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	March 31, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$923	$—	$—	$—	$—	$—
Undesignated contracts	1,321	300	800	250	550	27
Total notional amount(a)	$2,244	$300	$800	$250	$550	$27

	December 31, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$923	$—	$—	$—	$—	$—
Undesignated contracts	1,721	300	1,200	650	550	27
Total notional amount(a)	$2,644	$300	$1,200	$650	$550	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $422 million in cash flow hedges and $194 million in undesignated contracts as of March 31, 2019, and December 31, 2018.
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

	March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electricity (GWh)	6,196	—	—	—	—	829	5,367	—
Natural gas (millions of dekatherms)	742	128	174	174	—	—	1	439

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electricity (GWh)	15,286	—	—	—	—	1,786	13,500	—
Natural gas (millions of dekatherms)	739	121	169	166	3	—	1	448

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

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

Derivative Assets	March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$16	$3	$5	$5	$—	$1	$5	$2
Noncurrent	6	2	3	3	—	—	—	—
Total Derivative Assets – Commodity Contracts	$22	$5	$8	$8	$—	$1	$5	$2
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	2	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	—	—	—	—	—	—
Noncurrent	9	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$13	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$35	$5	$8	$8	$—	$1	$5	$2

Derivative Liabilities	March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$21	$12	$3	$3	$—	$—	$—	$6
Noncurrent	140	5	19	4	—	—	—	115
Total Derivative Liabilities – Commodity Contracts	$161	$17	$22	$7	$—	$—	$—	$121
Interest Rate Contracts
Designated as Hedging Instruments
Current	$25	$—	$—	$—	$—	$—	$—	$—
Noncurrent	9	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	42	22	19	3	17	1	—	—
Noncurrent	7	—	3	2	1	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$83	$22	$22	$5	$18	$5	$—	$—
Total Derivative Liabilities	$244	$39	$44	$12	$18	$5	$—	$121

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$35	$2	$2	$2	$—	$6	$23	$3
Noncurrent	4	1	2	2	—	—	—	—
Total Derivative Assets – Commodity Contracts	$39	$3	$4	$4	$—	$6	$23	$3
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	2	—	—	—	—	—	—	—
Noncurrent	12	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$18	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$57	$3	$4	$4	$—	$6	$23	$3

Derivative Liabilities	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$33	$14	$10	$5	$6	$—	$—	$8
Noncurrent	158	10	15	6	—	—	—	133
Total Derivative Liabilities – Commodity Contracts	$191	$24	$25	$11	$6	$—	$—	$141
Interest Rate Contracts
Designated as Hedging Instruments
Current	$12	$—	$—	$—	$—	$—	$—	$—
Noncurrent	6	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	23	9	13	11	2	1	—	—
Noncurrent	10	—	6	5	1	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$51	$9	$19	$16	$3	$5	$—	$—
Total Derivative Liabilities	$242	$33	$44	$27	$9	$5	$—	$141
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$18	$3	$5	$5	$—	$1	$5	$2
Gross amounts offset	(4)	(2)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$14	$1	$4	$4	$—	$1	$5	$2
Noncurrent
Gross amounts recognized	$17	$2	$3	$3	$—	$—	$—	$—
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$14	$1	$1	$1	$—	$—	$—	$—

Derivative Liabilities	March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$88	$34	$22	$6	$17	$1	$—	$6
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$84	$32	$20	$4	$17	$1	$—	$6
Noncurrent
Gross amounts recognized	$156	$5	$22	$6	$1	$4	$—	$115
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$153	$4	$20	$4	$1	$4	$—	$115

Derivative Assets	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$38	$2	$2	$2	$—	$6	$23	$3
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$35	$—	$—	$—	$—	$6	$23	$3
Noncurrent
Gross amounts recognized	$19	$1	$2	$2	$—	$—	$—	$—
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$68	$23	$23	$16	$8	$1	$—	$8
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$64	$21	$21	$14	$8	$1	$—	$8
Noncurrent
Gross amounts recognized	$174	$10	$21	$11	$1	$4	$—	$133
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$171	$9	$19	$9	$1	$4	$—	$133
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

	March 31, 2019
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$25	$14	$11	$11
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	25	14	11	11

	December 31, 2018
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$44	$19	$25	$25
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	44	19	25	25
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
Investment Trusts
The investments within the Investment Trusts are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt securities within the Investment Trusts are considered OTTIs and are recognized immediately and deferred to regulatory accounts where appropriate.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2019, and December 31, 2018.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$114	$—	$—	$88
Equity securities	2,923	65	5,061	2,402	95	4,475
Corporate debt securities	17	2	624	4	13	566
Municipal bonds	5	1	317	1	4	353
U.S. government bonds	25	5	1,102	14	12	1,076
Other debt securities	1	1	145	—	2	148
Total NDTF Investments	$2,971	$74	$7,363	$2,421	$126	$6,706
Other Investments
Cash and cash equivalents	$—	$—	$51	$—	$—	$22
Equity securities	47	—	112	36	1	99
Corporate debt securities	1	—	57	—	2	60
Municipal bonds	2	1	89	—	1	85
U.S. government bonds	1	—	52	1	—	45
Other debt securities	—	1	61	—	1	58
Total Other Investments	$51	$2	$422	$37	$5	$369
Total Investments	$3,022	$76	$7,785	$2,458	$131	$7,075
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2019, and 2018, were as follows.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
FV-NI:
Realized gains	$35	$19
Realized losses	30	13
AFS:
Realized gains	10	5
Realized losses	11	13

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$57	$—	$—	$29
Equity securities	1,593	37	2,791	1,309	54	2,484
Corporate debt securities	9	2	354	2	9	341
Municipal bonds	1	—	62	—	1	81
U.S. government bonds	11	3	509	5	8	475
Other debt securities	1	1	140	—	2	143
Total NDTF Investments	$1,615	$43	$3,913	$1,316	$74	$3,553
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2019, and 2018, were as follows.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
FV-NI:
Realized gains	$23	$10
Realized losses	21	5
AFS:
Realized gains	9	5
Realized losses	10	10
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$57	$—	$—	$59
Equity securities	1,330	28	2,270	1,093	41	1,991
Corporate debt securities	8	—	270	2	4	225
Municipal bonds	4	1	255	1	3	272
U.S. government bonds	14	2	593	9	4	601
Other debt securities	—	—	5	—	—	5
Total NDTF Investments	$1,356	$31	$3,450	$1,105	$52	$3,153
Other Investments
Cash and cash equivalents	$—	$—	$47	$—	$—	$17
Municipal bonds	2	—	49	—	—	47
Total Other Investments	$2	$—	$96	$—	$—	$64
Total Investments	$1,358	$31	$3,546	$1,105	$52	$3,217

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2019, and 2018, were as follows.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
FV-NI:
Realized gains	$12	$9
Realized losses	9	8
AFS:
Realized gains	1	—
Realized losses	1	3
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$43	$—	$—	$46
Equity securities	1,022	20	1,812	833	30	1,588
Corporate debt securities	6	—	204	2	3	171
Municipal bonds	4	1	254	1	3	271
U.S. government bonds	10	1	422	6	3	415
Other debt securities	—	—	3	—	—	3
Total NDTF Investments	$1,042	$22	$2,738	$842	$39	$2,494
Other Investments
Cash and cash equivalents	$—	$—	$3	$—	$—	$6
Total Other Investments	$—	$—	$3	$—	$—	$6
Total Investments	$1,042	$22	$2,741	$842	$39	$2,500
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2019, and 2018, were as follows.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
FV-NI:
Realized gains	$10	$8
Realized losses	8	8
AFS:
Realized gains	1	—
Realized losses	1	2

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$14	$—	$—	$13
Equity securities	308	8	458	260	11	403
Corporate debt securities	2	—	66	—	1	54
Municipal bonds	—	—	1	—	—	1
U.S. government bonds	4	1	171	3	1	186
Other debt securities	—	—	2	—	—	2
Total NDTF Investments(a)	$314	$9	$712	$263	$13	$659
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Municipal bonds	2	—	49	—	—	47
Total Other Investments	$2	$—	$50	$—	$—	$48
Total Investments	$316	$9	$762	$263	$13	$707

(a)
During the three months ended March 31, 2019, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3 nuclear plant.

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2019, and 2018, were as follows.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
FV-NI:
Realized gains	$2	$1
Realized losses	1	—
AFS:
Realized losses	—	1
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	March 31, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$37	$—	$76	$29	$—	$67
Corporate debt securities	—	—	7	—	—	8
Municipal bonds	—	1	34	—	1	33
U.S. government bonds	—	—	1	—	—	—
Total Investments	$37	$1	$118	$29	$1	$108
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2019, and 2018, were insignificant.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	March 31, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$74	$9	$41	$21	$20	$4
Due after one through five years	537	153	341	251	90	17
Due after five through 10 years	577	287	245	196	49	4
Due after 10 years	1,259	616	545	415	130	17
Total	$2,447	$1,065	$1,172	$883	$289	$42
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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three months ended March 31, 2019, and 2018.
Valuation methods of the primary fair value measurements disclosed below are as follows.
Investments in equity securities
The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as the New York Stock Exchange and Nasdaq Stock Market. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements.
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

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

Interest rate derivatives
Most over-the-counter interest rate contract derivatives are valued using financial models that utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties.
Other fair value considerations
See Note 11 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the valuation of goodwill and intangible assets.
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

	March 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$5,061	$4,998	$—	$—	$63
NDTF debt securities	2,302	630	1,672	—	—
Other equity securities	112	112	—	—	—
Other debt securities	310	103	207	—	—
Derivative assets	35	2	27	6	—
Total assets	7,820	5,845	1,906	6	63
Derivative liabilities	(244)	(23)	(100)	(121)	—
Net assets (liabilities)	$7,576	$5,822	$1,806	$(115)	$63

	December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,475	$4,410	$—	$—	$65
NDTF debt securities	2,231	576	1,655	—	—
Other equity securities	99	99	—	—	—
Other debt securities	270	67	203	—	—
Derivative assets	57	4	25	28	—
Total assets	7,132	5,156	1,883	28	65
Derivative liabilities	(242)	(11)	(90)	(141)	—
Net assets (liabilities)	$6,890	$5,145	$1,793	$(113)	$65
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$(113)	$(114)
Purchases, sales, issuances and settlements:
Settlements	(12)	(14)
Total gains included on the Condensed Consolidated Balance Sheet	10	4
Balance at end of period	$(115)	$(124)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,791	$2,728	$—	$63
NDTF debt securities	1,122	212	910	—
Derivative assets	5	—	5	—
Total assets	3,918	2,940	915	63
Derivative liabilities	(39)	—	(39)	—
Net assets	$3,879	$2,940	$876	$63

	December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,484	$2,419	$—	$65
NDTF debt securities	1,069	149	920	—
Derivative assets	3	—	3	—
Total assets	3,556	2,568	923	65
Derivative liabilities	(33)	—	(33)	—
Net assets	$3,523	$2,568	$890	$65
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,270	$2,270	$—	$1,991	$1,991	$—
NDTF debt securities	1,180	418	762	1,162	427	735
Other debt securities	96	47	49	64	17	47
Derivative assets	8	—	8	4	—	4
Total assets	3,554	2,735	819	3,221	2,435	786
Derivative liabilities	(44)	—	(44)	(44)	—	(44)
Net assets	$3,510	$2,735	$775	$3,177	$2,435	$742
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,812	$1,812	$—	$1,588	$1,588	$—
NDTF debt securities	926	298	628	906	294	612
Other debt securities	3	3	—	6	6	—
Derivative assets	8	—	8	4	—	4
Total assets	2,749	2,113	636	2,504	1,888	616
Derivative liabilities	(12)	—	(12)	(27)	—	(27)
Net assets	$2,737	$2,113	$624	$2,477	$1,888	$589

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$458	$458	$—	$403	$403	$—
NDTF debt securities	254	120	134	256	133	123
Other debt securities	50	1	49	48	1	47
Total assets	762	579	183	707	537	170
Derivative liabilities	(18)	—	(18)	(9)	—	(9)
Net assets	$744	$579	$165	$698	$537	$161
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material for the three months ended March 31, 2019, and 2018.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2019				December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$76	$76	$—	$—	$67	$67	$—	$—
Other debt securities	42	—	42	—	41	—	41	—
Derivative assets	5	—	—	5	23	1	—	22
Total assets	$123	$76	$42	$5	$131	$68	$41	$22
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$22	$27
Purchases, sales, issuances and settlements:
Settlements	(10)	(14)
Total losses included on the Condensed Consolidated Balance Sheet	(7)	(6)
Balance at end of period	$5	$7

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Derivative assets	$2	$2	$—	$3	3	—
Derivative liabilities	(121)	—	(121)	(141)	—	(141)
Net (liabilities) assets	$(119)	$2	$(121)	$(138)	$3	$(141)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$(141)	$(142)
Total gains and settlements	20	10
Balance at end of period	$(121)	$(132)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2019
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$0.17	-	$2.40
Duke Energy Indiana
FTRs	5	RTO auction pricing	FTR price – per MWh	(0.42)	-	7.85
Piedmont
Natural gas contracts	(121)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.03	-	3.15
Duke Energy
Total Level 3 derivatives	$(115)

	December 31, 2018
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$6	RTO auction pricing	FTR price – per MWh	$1.19	-	$4.59
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(2.07)	-	8.27
Piedmont
Natural gas contracts	(141)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.87	-	2.95
Duke Energy
Total Level 3 derivatives	$(113)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2019		December 31, 2018
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$56,182	$58,242	$54,529	$54,534
Duke Energy Carolinas	10,965	11,951	10,939	11,471
Progress Energy	19,251	20,942	18,911	19,885
Duke Energy Progress	9,048	9,469	8,204	8,300
Duke Energy Florida	7,265	8,000	7,321	7,742
Duke Energy Ohio	2,960	3,149	2,165	2,239
Duke Energy Indiana	3,722	4,242	3,782	4,158
Piedmont	2,138	2,243	2,138	2,180

(a)
Book value of long-term debt includes $1.5 billion as of March 31, 2019, and $1.6 billion as of December 31, 2018, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

At both March 31, 2019, and December 31, 2018, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2019, and the year ended December 31, 2018, or is expected to be provided in the future that was not previously contractually required.
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
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are considered primary beneficiaries and consolidate DERF, DEPR and DEFR, respectively, as they make those decisions.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	December 2020	December 2020	February 2021	April 2021
Credit facility amount	$350	$475	$325	$250
Amounts borrowed at March 31, 2019	350	475	325	250
Amounts borrowed at December 31, 2018	325	450	300	225
Restricted Receivables at March 31, 2019	534	630	495	317
Restricted Receivables at December 31, 2018	564	699	547	357
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2019	December 31, 2018
Receivables of VIEs	$5	$5
Regulatory Assets: Current	52	52
Current Assets: Other	12	39
Other Noncurrent Assets: Regulatory assets	1,032	1,041
Current Liabilities: Other	2	10
Current maturities of long-term debt	54	53
Long-Term Debt	1,082	1,111
Commercial Renewables
Certain of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. Assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. Additionally, Duke Energy has VIEs associated with tax equity arrangements entered into with third-party investors in order to finance the cost of solar energy systems eligible for tax credits. The activities that most significantly impacted the economic performance of these renewable energy facilities were decisions associated with siting, negotiating PPAs and EPC agreements, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy is considered the primary beneficiary and consolidates the entities as it is responsible for all of these decisions.
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to renewables VIEs.

(in millions)	March 31, 2019	December 31, 2018
Current Assets: Other	$140	$123
Property, plant and equipment, cost	4,018	4,007
Accumulated depreciation and amortization	(733)	(698)
Other Noncurrent Assets: Other	280	261
Current maturities of long-term debt	173	174
Long-Term Debt	1,583	1,587
Other Noncurrent Liabilities: Asset Retirement Obligations	107	106
Other Noncurrent Liabilities: Other	212	212

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	March 31, 2019
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$67	$89
Investments in equity method unconsolidated affiliates	998	187	50	1,235	—	—
Total assets	$998	$187	$50	$1,235	$67	$89
Taxes accrued	(1)	—	—	(1)	—	—
Other current liabilities	—	—	2	2	—	—
Deferred income taxes	40	—	—	40	—	—
Other noncurrent liabilities	—	—	11	11	—	—
Total liabilities	$39	$—	$13	$52	$—	$—
Net assets	$959	$187	$37	$1,183	$67	$89

	December 31, 2018
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$93	$118
Investments in equity method unconsolidated affiliates	822	190	48	1,060	—	—
Total assets	$822	$190	$48	$1,060	$93	$118
Taxes accrued	(1)	—	—	(1)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	21	—	—	21	—	—
Other noncurrent liabilities	—	—	12	12	—	—
Total liabilities	$20	$—	$16	$36	$—	$—
Net assets	$802	$190	$32	$1,024	$93	$118
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, including Duke Energy's guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is $737 million, which represents 47 percent of the outstanding borrowings under the credit facility as of March 31, 2019. For more information on various guarantees, refer to Note 4.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	March 31,	December 31,
Entity Name	Interest	2019	2018
ACP(a)	47%	$973	$797
Constitution	24%	25	25
Total		$998	$822

(a)	Duke Energy evaluated this investment for impairment as of March 31, 2019, and December 31, 2018, and determined that fair value approximated carrying value and therefore no impairment was necessary.
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
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Receivables sold	$253	$269	$322	$336
Less: Retained interests	67	93	89	118
Net receivables sold	$186	$176	$233	$218

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2019	2018	2019	2018
Sales
Receivables sold	$575	$567	$734	$694
Loss recognized on sale	4	3	5	3
Cash flows
Cash proceeds from receivables sold	$597	$585	$758	$711
Return received on retained interests	2	2	3	2
Cash flows from sales of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
14. REVENUE
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

	Remaining Performance Obligations
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Progress Energy	$86	$121	$87	$82	$39	$42	$457
Duke Energy Progress	7	9	9	9	9	9	52
Duke Energy Florida	79	112	78	73	30	33	405
Duke Energy Indiana	7	10	5	—	—	—	22
Revenues for block sales are recognized monthly as energy is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates.
Gas Utilities and Infrastructure
Gas Utilities and Infrastructure earns its revenues through retail and wholesale natural gas service through the transportation, distribution and sale of natural gas. Duke Energy generally provides retail and wholesale natural gas service customers with all natural gas load requirements. Additionally, while natural gas can be stored, substantially all natural gas provided by Duke Energy is consumed by customers simultaneously with receipt of delivery.
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

	Remaining Performance Obligations
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Piedmont	$53	$69	$65	$64	$61	$431	$743
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

FINANCIAL STATEMENTS	REVENUE

Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended March 31, 2019
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,370	$760	$1,114	$536	$578	$189	$306	$—
General	1,427	496	632	306	326	103	197	—
Industrial	711	266	222	161	61	33	190	—
Wholesale	541	119	353	315	38	14	54	—
Other revenues	172	78	172	125	47	16	17	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,221	$1,719	$2,493	$1,443	$1,050	$355	$764	$—

Gas Utilities and Infrastructure
Residential	$414	$—	$—	$—	$—	$112	$—	$302
Commercial	206	—	—	—	—	49	—	157
Industrial	48	—	—	—	—	7	—	42
Power Generation	—	—	—	—	—	—	—	13
Other revenues	63	—	—	—	—	8	—	56
Total Gas Utilities and Infrastructure revenue from contracts with customers	$731	$—	$—	$—	$—	$176	$—	$570

Commercial Renewables
Revenue from contracts with customers	$42	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$4	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$5,998	$1,719	$2,493	$1,443	$1,050	$531	$764	$570

Other revenue sources(a)	$165	$25	$79	$41	$36	$—	$4	$9
Total revenues	$6,163	$1,744	$2,572	$1,484	$1,086	$531	$768	$579

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended March 31, 2018
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,350	$781	$1,112	$516	$595	$180	$278	$—
General	1,375	472	631	299	333	96	178	—
Industrial	664	255	208	145	62	30	173	—
Wholesale	633	119	446	397	50	—	68	—
Other revenues	139	67	129	85	43	14	17	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,161	$1,694	$2,526	$1,442	$1,083	$320	$714	$—

Gas Utilities and Infrastructure
Residential	$413	$—	$—	$—	$—	$111	$—	$302
Commercial	201	—	—	—	—	49	—	152
Industrial	48	—	—	—	—	7	—	41
Power Generation	—	—	—	—	—	—	—	13
Other revenues	55	—	—	—	—	6	—	49
Total Gas Utilities and Infrastructure revenue from contracts with customers	$717	$—	$—	$—	$—	$173	$—	$557

Commercial Renewables
Revenue from contracts with customers	$33	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$17	$—	$—	$—	$—	$14	$—	$—
Total revenue from contracts with customers	$5,928	$1,694	$2,526	$1,442	$1,083	$507	$714	$557

Other revenue sources(a)	$207	$69	$50	$18	$32	$17	$17	$(4)
Total revenues	$6,135	$1,763	$2,576	$1,460	$1,115	$524	$731	$553

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

(in millions)	March 31, 2019	December 31, 2018
Duke Energy	$733	$896
Duke Energy Carolinas	281	313
Progress Energy	193	244
Duke Energy Progress	108	148
Duke Energy Florida	85	96
Duke Energy Ohio	1	2
Duke Energy Indiana	18	23
Piedmont	38	73

FINANCIAL STATEMENTS	REVENUE

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 13 for further information. These receivables for unbilled revenues are shown in the table below.

(in millions)	March 31, 2019	December 31, 2018
Duke Energy Ohio	$62	$86
Duke Energy Indiana	109	128
15. STOCKHOLDERS' EQUITY
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
The following table presents Duke Energy’s basic and diluted EPS calculations, the weighted average number of common shares outstanding and common share dividends declared.

	Three Months Ended March 31,
(in millions, except per-share amounts)	2019	2018
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$898	$619
Weighted average shares outstanding – basic and diluted	727	701
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic and Diluted	$1.24	$0.88
Potentially dilutive items excluded from the calculation(a)	2	2
Dividends declared per common share	$0.9275	$0.89

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Common Stock
On February 20, 2018, Duke Energy filed a prospectus supplement and executed an EDA under which it may sell up to $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The EDA was entered into with the Agents. Under the terms of the EDA, Duke Energy may issue and sell, through any of the Agents, shares of common stock through September 23, 2019.
In June 2018, Duke Energy marketed two separate tranches, each for 1.3 million shares, of common stock through equity forward transactions under the ATM program. In December 2018, Duke Energy physically settled these equity forwards by delivering 2.6 million shares of common stock in exchange for net proceeds of approximately $195 million.
Separately, in March 2018, Duke Energy marketed an equity offering of 21.3 million shares of common stock through an Underwriting Agreement. In connection with the offering, Duke Energy entered into equity forward sale agreements. The equity forwards required Duke Energy to either physically settle the transactions by issuing 21.3 million shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements, or net settle in whole or in part through the delivery or receipt of cash or shares. In June 2018, Duke Energy physically settled one-half of the equity forwards by delivering approximately 10.6 million shares of common stock in exchange for net cash proceeds of approximately $781 million. In December 2018, Duke Energy physically settled the remaining equity forward by delivering 10.6 million shares of common stock in exchange for net cash proceeds of approximately $766 million.
In 2018, Duke Energy also issued 2.2 million shares through its DRIP with an increase in additional paid-in capital of approximately $174 million.
In March and April 2019, Duke Energy marketed two separate tranches, each for 1.1 million shares, of common stock through equity forward transactions under the ATM program. The first tranche had an initial forward price of $89.83 per share and the second tranche had an initial forward price of $88.82 per share. The equity forwards require Duke Energy to either physically settle the transaction by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternative is at Duke Energy's election. No amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to these ATM offerings until settlements of the equity forwards occur, which is expected by December 31, 2019. The initial forward sale price will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreements. Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method.

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY

Preferred Stock
On March 29, 2019, Duke Energy completed the issuance of 40 million depositary shares, each representing 1/1,000th share of its Series A Cumulative Redeemable Perpetual Preferred Stock, at a price of $25 per depositary share. The transaction resulted in net proceeds of $974 million after issuance costs and the proceeds are being used for general corporate purposes and to reduce short-term debt. The preferred stock has a $25 liquidation preference per depositary share and earns dividends on a cumulative basis at a rate of 5.75 percent per annum. Dividends are payable quarterly in arrears on the 16th day of March, June, September and December, beginning on June 16, 2019. Dividends issued on its preferred stock are subject to approval by the Duke Energy Board of Directors. However, the deferral of dividend payments on the preferred stock prohibits the declaration of common stock dividends. Dividends declared on preferred stock will be recorded on the income statement as a reduction of net income to arrive at net income attributable to Duke Energy common stockholders. Dividends accumulated on preferred stock will be a reduction to net income used in the calculation of basic and diluted EPS.
The Series A Preferred Stock ranks, with respect to dividends and distributions upon liquidation or dissolution:

•
senior to Common Stock and to each other class or series of capital stock established after the original issue date of the Series A Preferred Stock that is expressly made subordinated to the Series A Preferred Stock;

•
on a parity with any class or series of capital stock established after the original issue date of the Series A Preferred Stock that is not expressly made senior or subordinated to the Series A Preferred Stock;

•	junior to any class or series of capital stock established after the original issue date of the Series A Preferred Stock that is expressly made senior to the Series A Preferred Stock;

•
junior to all of existing and future indebtedness (including indebtedness outstanding under Duke Energy's credit facilities, unsecured senior notes, junior subordinated debentures and commercial paper) and other liabilities with respect to assets available to satisfy claims against Duke Energy; and

•	structurally subordinated to existing and future indebtedness and other liabilities of Duke Energy's subsidiaries and future preferred stock of subsidiaries.
The preferred stock has no maturity or mandatory redemption date, is not redeemable at the option of the holders and includes separate call options. The first call option allows Duke Energy to call the preferred stock at a redemption price of $25.50 per depositary share prior to June 15, 2024, in whole but not in part, at any time within 120 days after a ratings event where a rating agency amends, clarifies or changes the criteria it uses to assign equity credit for securities such as the preferred stock. The second call option allows Duke Energy to call the preferred stock, in whole or in part, at any time, on or after June 15, 2024, at a redemption price of $25 per depositary share. Duke Energy is also required to redeem all accumulated and unpaid dividends if either call option is exercised.
Holders of the preferred stock have no voting rights with respect to matters that generally require the approval of voting stockholders. The limited voting rights of holders of preferred stock include the right to vote as a single class on certain matters that may affect the preference or special rights of the preferred stock, except in the instance that Duke Energy elects to defer the payment of dividends for a total of six quarterly full dividend periods. If dividends are deferred for a cumulative total of six quarterly full dividend periods, whether or not for consecutive dividend periods, holders of the preferred stock have the right to nominate two additional Board members to the Duke Energy Board of Directors.
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$37	$12	$11	$6	$4	$1	$2	$1
Interest cost on projected benefit obligation	83	20	26	12	14	5	6	3
Expected return on plan assets	(143)	(38)	(44)	(23)	(22)	(8)	(11)	(5)
Amortization of actuarial loss	24	6	9	3	6	1	2	2
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(3)
Net periodic pension costs	$(7)	$(2)	$1	$(2)	$2	$(1)	$(1)	$(2)

	Three Months Ended March 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$45	$15	$13	$7	$5	$1	$2	$2
Interest cost on projected benefit obligation	75	18	24	11	13	5	6	3
Expected return on plan assets	(140)	(37)	(45)	(21)	(23)	(7)	(10)	(6)
Amortization of actuarial loss	33	7	11	5	6	1	2	3
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(3)
Net periodic pension costs	$5	$1	$2	$2	$1	$—	$—	$(1)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2019, and 2018.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for other post-retirement benefit plans were not material for the three months ended March 31, 2019, and 2018.
17. INCOME TAXES
EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2019	2018
Duke Energy	9.6%	22.5%
Duke Energy Carolinas	17.7%	22.0%
Progress Energy	17.3%	13.2%
Duke Energy Progress	17.8%	14.1%
Duke Energy Florida	19.3%	16.3%
Duke Energy Ohio	16.9%	32.4%
Duke Energy Indiana	24.1%	25.9%
Piedmont	21.8%	24.1%
The decrease in the ETR for Duke Energy is primarily due to a one-time valuation allowance charge in the prior year, an adjustment related to the income tax recognition for equity method investments recorded in the first quarter of 2019 and the amortization of excess deferred taxes. This adjustment was immaterial and relates to prior years.
The decrease in the ETR for Duke Energy Carolinas is primarily due to the amortization of excess deferred taxes.
The increase in the ETR for Progress Energy is primarily due to a reduction in AFUDC equity and lower amortization of excess deferred taxes in the current year.
The increase in the ETR for Duke Energy Progress is primarily due to lower amortization of excess deferred taxes in the current year.

FINANCIAL STATEMENTS	INCOME TAXES

The increase in the ETR for Duke Energy Florida is primarily due to a reduction in AFUDC equity in the current year.
The decrease in the ETR for Duke Energy Ohio is primarily due to the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Indiana is primarily due to the amortization of excess deferred taxes.
The decrease in the ETR for Piedmont is primarily due to the amortization of excess deferred taxes.
18. SUBSEQUENT EVENTS
For information on subsequent events related to the Commercial Renewables segment, regulatory matters, commitments and contingencies and stockholders' equity, see Notes 2, 3, 4 and 15, respectively.

MD&A	DUKE ENERGY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy and Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. However, none of the registrants make any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2019, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018.
Executive Overview
NCDEQ Coal Ash Evaluation
On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas and Duke Energy Progress to excavate all remaining coal ash impoundments at the Allen, Belews Creek, Rogers, Marshall, Mayo and Roxboro facilities in North Carolina. Duke Energy is making strong progress to permanently close every ash basin in North Carolina in ways that fully protect people and the environment, while keeping costs down as much as possible for customers. With respect to the final six sites, which NCDEQ has ruled as low risk, science and engineering support a variety of closure methods including capping in place and hybrid cap-in-place as appropriate solutions that protect public health and the environment. These closure options are also consistent with how hundreds of other basins around the country are expected to be closed. Because the process by which NCDEQ arrived at its excavation decision lacked full consideration of the science and engineering, Duke Energy Carolinas and Duke Energy Progress filed Petitions for Contested Case Hearings in the Office of Administrative Hearings on April 26, 2019, to challenge NCDEQ’s determination that all ash basins must be excavated.

Duke Energy estimates the undiscounted, unadjusted cost to close the remaining impoundments by excavation, as outlined in the NCDEQ closure determination, will be approximately $4 billion to $5 billion more than the prior project cost estimate of $5.6 billion in the aggregate for the closure for all Duke Energy Carolinas and Duke Energy Progress impoundments. Excavation would likely extend beyond the required federal and state deadlines for impoundment closure. Duke Energy intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. For more information, see Note 4, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
Regulatory Activity
In 2019, Duke Energy advanced regulatory activity underway in multiple jurisdictions as follows:

•	New base rates were implemented in the Duke Energy Ohio Electric Base Rate Case on January 2, 2019.

•
On January 11, 2019, Duke Energy Progress filed a request with the PSCSC, which included a request for the continuation of prior deferrals requested for ice storms and hurricanes Florence, Michael and Matthew. The request was approved on January 30, 2019.

•
On January 30, 2019, Duke Energy Kentucky entered into a settlement agreement with the Attorney General of Kentucky related to the Natural Gas Base Rate Case. The settlement provides for an approximate $7 million increase in natural gas base revenue and approval of the proposed Weather Normalization Mechanism. The KPSC issued its Order approving the settlement without material modification on March 27, 2019.

•
The evidentiary hearing on the Duke Energy Carolinas 2018 South Carolina Rate Case concluded on March 27, 2019. A PSCSC Commission Directive was issued on May 1, 2019. A final order and revised customer rates are expected by mid-2019.

•
On April 1, 2019, Piedmont filed an application with the NCUC, its first general rate case in North Carolina in six years. Piedmont expects new rates arising from this proceeding to take effect by the end of 2019.

•
The evidentiary hearing on the Duke Energy Progress 2018 South Carolina Rate Case concluded on April 17, 2019. A PSCSC Commission Directive was issued on May 8, 2019. A final order and revised customer rates are expected by mid-2019.

•
Duke Energy Florida continues to make progress on storm cost recovery related to hurricanes Irma, Nate, and Michael. The FPSC has scheduled the hearing for Hurricane Irma and Hurricane Nate costs on May 21, 2019, to consider the Storm Cost Settlement Agreement filed with the FPSC. Duke Energy Florida filed a separate petition with the FPSC on April 30, 2019, to recover incremental storm restoration costs for Hurricane Michael and to apply tax savings resulting from the Tax Act toward storm costs in lieu of implementing a storm surcharge. Storm costs are currently expected to be fully recovered by approximately year-end 2021.

See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters" for additional information.

MD&A	DUKE ENERGY

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
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted diluted EPS. Adjusted earnings and adjusted diluted EPS represent income from continuing operations attributable to Duke Energy in dollar and per-share amounts, adjusted for the dollar and per-share impact of special items. As discussed below, special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are GAAP Reported Earnings and GAAP Reported EPS, respectively.
Special items for the three months ended March 31, 2018 included the following items:

•	Costs to Achieve Piedmont Merger represents charges that result from the Piedmont acquisition.

•	Regulatory Settlements represents charges related to rate case orders, settlements or other actions of regulators.

•	Sale of Retired Plant represents the loss associated with selling Beckjord, a nonregulated generating facility in Ohio.

•	Impairment of Equity Method Investment represents an OTTI of an investment in Constitution.

•	Impacts of the Tax Act represents an AMT valuation allowance recognized related to the Tax Act.
Three Months Ended March 31, 2019, as compared to March 31, 2018
GAAP Reported EPS was $1.24 for the first quarter of 2019 compared to $0.88 for the first quarter of 2018. The increase in GAAP Reported EPS was primarily due to prior year regulatory settlements, impairments charges, an AMT valuation allowance and a loss on sale of a retired plant.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s first quarter 2019 adjusted diluted EPS was $1.24 compared to $1.28 for the first quarter of 2018. The decrease in adjusted earnings was primarily due to unfavorable weather and volumes, higher depreciation and interest expenses and share dilution from equity issuances, partially offset by positive rate case impacts and an adjustment related to the income tax recognition for equity method investments. This adjustment was immaterial and relates to prior years.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2019		2018
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$900	$1.24	$620	$0.88
Adjustments:
Costs to Achieve Piedmont Merger(a)	—	—	13	0.02
Regulatory Settlements(b)	—	—	66	0.09
Sale of Retired Plant(c)	—	—	82	0.12
Impairment of Equity Method Investment(d)	—	—	42	0.06
Impacts of the Tax Act (AMT valuation allowance)	—	—	76	0.11
Adjusted Earnings/Adjusted Diluted EPS	$900	$1.24	$899	$1.28

(a)	Net of $4 million tax benefit.

(b)	Net of $20 million tax benefit.

(c)	Net of $25 million tax benefit.

(d)	Net of $13 million tax benefit.
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

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE

Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$5,329	$5,323	$6
Operating Expenses
Fuel used in electric generation and purchased power	1,630	1,685	(55)
Operation, maintenance and other	1,282	1,325	(43)
Depreciation and amortization	947	835	112
Property and other taxes	301	274	27
Impairment charges	—	43	(43)
Total operating expenses	4,160	4,162	(2)
(Losses) Gains on Sales of Other Assets and Other, net	(3)	1	(4)
Operating Income	1,166	1,162	4
Other Income and Expenses, net	91	88	3
Interest Expense	338	317	21
Income Before Income Taxes	919	933	(14)
Income Tax Expense	169	183	(14)
Segment Income	$750	$750	$—

Duke Energy Carolinas GWh sales	21,828	22,627	(799)
Duke Energy Progress GWh sales	16,348	17,226	(878)
Duke Energy Florida GWh sales	8,321	9,119	(798)
Duke Energy Ohio GWh sales	6,164	6,072	92
Duke Energy Indiana GWh sales	8,033	8,485	(452)
Total Electric Utilities and Infrastructure GWh sales	60,694	63,529	(2,835)
Net proportional MW capacity in operation	49,725	48,831	894
Three Months Ended March 31, 2019, as compared to March 31, 2018
Electric Utilities and Infrastructure’s results were impacted by a positive contribution from the 2018 Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases, Duke Energy Florida's base rate adjustments due to the Citrus County CC being placed in service, lower operation, maintenance and other expense and lower income tax expense.
These drivers were offset by unfavorable weather in the current year, unfavorable weather-normal retail sales volumes, higher depreciation from a growing asset base and higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $177 million increase in retail pricing primarily due to the prior year Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases and Duke Energy Florida's base rate adjustments related to generation assets being placed into service.

Partially offset by:

•	a $66 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year;

•	a $58 million decrease in fuel related revenues due primarily to lower sales volumes and decreases in fuel rates billed to customers; and

•	a $30 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $55 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power and lower deferred fuel and capacity expenses;

•	a $43 million decrease in operation, maintenance and other expense primarily due to prior year impacts associated with the North Carolina rate cases; and

•	a $43 million decrease in impairment charges primarily due to prior year impacts associated with the Duke Energy Progress North Carolina rate case.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE

Partially offset by:

•
a $112 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, additional plant in service and new depreciation rates associated with the prior year Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases; and

•
a $27 million increase in property and other taxes primarily due to higher property taxes for additional plant in service in the current year and a favorable sales and use tax credit in the prior year at Duke Energy Progress.

Interest Expense. The variance was driven primarily by higher debt outstanding in the current year and AFUDC debt return ending in the fourth quarter of 2018 on the Citrus County CC at Duke Energy Florida.
Income Tax Expense. The variance was primarily due to lower pretax income and amortization of excess deferred taxes. The ETRs for the three months ended March 31, 2019, and 2018 were 18.4 percent and 19.6 percent, respectively. The decrease in the ETR was primarily due to the amortization of excess deferred taxes partially offset by lower AFUDC equity in the current year.
Matters Impacting Future Electric Utilities and Infrastructure Results
On May 1, 2019, and May 8, 2019, Duke Energy Carolinas and Duke Energy Progress, respectively, received a Commission Directive from the PSCSC granting the companies’ requests for retail rate increases but denying recovery of certain coal ash costs. Duke Energy Carolinas and Duke Energy Progress intend to file a Petition for Rehearing with the PSCSC. Electric Utilities and Infrastructure's results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low-risk classifications for these impoundments, indicating that Duke Energy Carolinas and Duke Energy Progress have satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas and Duke Energy Progress to excavate all remaining coal ash impoundments in North Carolina, even though they had been deemed low risk. On April 26, 2019, Duke Energy Carolinas and Duke Energy Progress filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's determination that all ash basins must be excavated. Duke Energy Carolinas and Duke Energy Progress intend to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
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
During the last half of 2018, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territories of Duke Energy Carolinas and Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. A significant portion of the incremental operation and maintenance expenses related to these storms have been deferred. On December 21, 2018, Duke Energy Carolinas and Duke Energy Progress filed with the NCUC petitions for approval to defer the incremental storm costs incurred to a regulatory asset for recovery in the next base rate case. Duke Energy Progress filed a similar request with the PSCSC on January 11, 2019, which also included a request for the continuation of prior deferrals requested for other storms, and on January 30, 2019, the PSCSC issued a directive approving the deferral request. Duke Energy Florida filed a petition on April 30, 2019, with the FPSC to recover incremental storm costs consistent with the provisions in its 2017 Settlement. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE

On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed for recovery of the storm costs relating to Hurricane Irma and Hurricane Nate, as well as the replenishment of Duke Energy Florida's storm reserve. Storm costs are currently expected to be fully recovered by approximately mid-2021. On April 9, 2019, Duke Energy Florida filed an unopposed motion to approve a settlement resolving all outstanding issues related to the May 31, 2018 filing. The commission has scheduled a hearing to begin on May 21, 2019, to consider this Storm Cost Agreement. An order disallowing recovery of these costs could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$756	$727	$29
Operating Expenses
Cost of natural gas	327	313	14
Operation, maintenance and other	110	108	2
Depreciation and amortization	65	61	4
Property and other taxes	33	31	2
Total operating expenses	535	513	22
Operating Income	221	214	7
Other Income and Expenses, net	40	(35)	75
Interest Expense	30	27	3
Income Before Income Taxes	231	152	79
Income Tax Expense	5	36	(31)
Segment Income	$226	$116	$110

Piedmont LDC throughput (dekatherms)	151,665,924	154,901,379	(3,235,455)
Duke Energy Midwest LDC throughput (Mcf)	38,538,272	37,126,065	1,412,207
Three Months Ended March 31, 2019, as compared to March 31, 2018
Gas Utilities and Infrastructure’s results were primarily impacted by the prior year OTTI recorded on the Constitution investment and an adjustment related to the income tax recognition for equity method investments. This adjustment was immaterial and relates to prior years. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	a $14 million increase primarily due to higher natural gas prices associated with off-system sales;

•	a $7 million increase primarily due to NCUC approval related to tax reform accounting from fixed rate contracts;

•	a $5 million increase primarily due to North Carolina and Tennessee IMR increases; and

•	a $4 million increase due to customer growth.
Operating Expenses. The variance was driven by:

•	a $14 million increase in cost of natural gas primarily due to the impact of higher natural gas prices on off-system sales and unbilled revenue; and

•	a $4 million increase in depreciation and amortization expense primarily due to additional plant in service.
Other Income and Expenses, net. The increase was primarily due to the prior year OTTI recorded on the Constitution investment and higher earnings from ACP in the current year.
Income Tax Expense. The variance was primarily due to an adjustment related to the income tax recognition for equity method investments, partially offset by an increase in pretax income. This adjustment was immaterial and relates to prior years. The ETRs for the three months ended March 31, 2019, and 2018 were 2.2 percent and 23.7 percent, respectively. The decrease in the ETR was primarily due to an adjustment related to the income tax recognition for equity method investments that was recorded during the first quarter of 2019. This adjustment was immaterial and relates to prior years.

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE

Matters Impacting Future Gas Utilities and Infrastructure Results
Gas Utilities and Infrastructure has a 47 percent ownership interest in ACP, which is building an approximately 600-mile interstate natural gas pipeline intended to transport diverse natural gas supplies into southeastern markets. Affected states (West Virginia, Virginia and North Carolina) have issued certain necessary permits; the project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. In 2018, FERC issued a series of Notices to Proceed, which authorized the project to begin certain construction-related activities along the pipeline route. Project cost estimates are a range of $7.0 billion to $7.8 billion, excluding financing costs. ACP expects to achieve a late 2020 in-service date for key segments of the project, while it expects a remainder to extend into 2021. Project construction activities, schedule and final costs are subject to uncertainty due to abnormal weather, work delays (including delays due to judicial or regulatory action) and other conditions and risks that could result in potential higher project costs, a potential delay in the targeted in-service dates, permanent or temporary suspension of AFUDC and potential impairment charges. ACP and Duke Energy will continue to consider their options with respect to the foregoing in light of their existing contractual and legal obligations. See Notes 3 and 13 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Variable Interest Entities," respectively, for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
Commercial Renewables

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$106	$101	$5
Operating Expenses
Operation, maintenance and other	66	55	11
Depreciation and amortization	40	38	2
Property and other taxes	6	7	(1)
Total operating expenses	112	100	12
Operating (Loss) Income	(6)	1	(7)
Other Income and Expenses, net	(2)	2	(4)
Interest Expense	21	22	(1)
Loss Before Income Taxes	(29)	(19)	(10)
Income Tax Benefit	(35)	(39)	4
Less: Loss Attributable to Noncontrolling Interests	(7)	—	(7)
Segment Income	$13	$20	$(7)

Renewable plant production, GWh	2,068	2,180	(112)
Net proportional MW capacity in operation(a)	2,996	2,943	53

(a)
Certain projects are included in tax-equity structures where investors have differing interests in the project's economic attributes. In 2019, 100 percent of the tax-equity project's capacity is included in the table above.

Three Months Ended March 31, 2019, as compared to March 31, 2018
Commercial Renewables' results were unfavorably impacted by lower wind production and higher operating expenses, partially offset by results from tax-equity structures. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase is primarily due to an increase in the number of EPC agreements at REC Solar, offset by unfavorable wind portfolio revenue due to low winds.
Operating Expenses. The increase was primarily due to an increase in the number of EPC agreements at REC Solar and higher operating expenses in the solar portfolio.
Other Income and Expenses, net. The decrease is due to mark-to-market losses in the solar portfolio.
Income Tax Benefit. The variance was primarily due to a reduction in production tax credits generated in the current year.
Loss Attributable to Noncontrolling Interests. The increase is driven by the new tax equity structures entered into during 2018.
Matters Impacting Future Commercial Renewables Results
Persistently low market pricing for wind resources, primarily in the Electric Reliability Council of Texas West and PJM West markets, persistently low renewable resources and the future expiration of tax incentives including investment tax credits and production tax credits could result in adverse impacts to the future results of operations, financial position and cash flows of Commercial Renewables.

MD&A	SEGMENT RESULTS - COMMERCIAL RENEWABLES

On April 24, 2019, Duke Energy executed an agreement to sell a minority interest in a portion of certain renewable assets. The portion of Duke Energy’s commercial renewables energy portfolio to be sold includes 49 percent of 37 operating wind, solar and battery storage assets and 33 percent of 11 operating solar assets across the U.S. Duke Energy Renewable Services, an operations and maintenance business for third-party customers, and REC Solar are not included in the potential transaction. The sale will result in pretax proceeds to Duke Energy of $415 million. Duke Energy will retain control of these assets, and, therefore, no gain or loss is expected to be recognized in the Condensed Consolidated Statements of Operations upon closing of the transaction. Duke Energy will also retain the majority of the remaining tax benefits from the projects. Duke Energy will continue to develop projects, grow its portfolio and manage its renewables assets. The sale is subject to customary closing conditions, including approvals from the FERC, the Public Utility Commission of Texas and the Committee on Foreign Investment in the U.S. The transaction is expected to close in the second half of 2019.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
Other

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$21	$35	$(14)
Operating Expenses	28	54	(26)
Losses on Sales of Other Assets and Other, net	—	(101)	101
Operating Loss	(7)	(120)	113
Other Income and Expenses, net	44	14	30
Interest Expense	171	157	14
Loss Before Income Taxes	(134)	(263)	129
Income Tax (Benefit) Expense	(45)	1	(46)
Less: Income Attributable to Noncontrolling Interests	—	2	(2)
Net Loss	$(89)	$(266)	$177
Three Months Ended March 31, 2019, as compared to March 31, 2018
The variance was driven by the prior year loss on sale of the retired Beckjord station and lower income taxes due to a 2018 adjustment to record a valuation allowance. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. Lower operating revenues were due to amounts in the prior year related to Duke Energy Ohio’s entitlement of capacity and energy from OVEC’s power plants. In the current year, the revenues and expenses for OVEC are reflected in the Electric Utilities and Infrastructure segment due to the 2018 PUCO Order that approved Duke Energy to recover or credit amounts through Rider PSR. These amounts are deemed immaterial. Therefore, the prior period amounts were not restated.
Operating Expenses. Lower operating expenses were due to the absence in the current year of transaction and integration costs associated with the Piedmont acquisition and OVEC fuel expense.
Losses on Sales of Other Assets and Other, net. The variance was driven by the prior year loss on sale of the retired Beckjord station, a nonregulated facility retired during 2014, including the transfer of coal ash basins and other real property and indemnification from all potential future claims related to the property, whether arising under environmental laws or otherwise.
Other Income and Expenses, net. The variance was primarily due to higher returns on investments that fund certain employee benefit obligations.
Interest Expense. The variance was primarily due to higher short-term interest rates and an increase in outstanding debt.
Income Tax (Benefit) Expense. The variance was primarily driven by the prior year valuation allowance against AMT credits partially offset by a lower pretax loss in the current year.

MD&A	DUKE ENERGY CAROLINAS

DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2019, and 2018 and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$1,744	$1,763	$(19)
Operating Expenses
Fuel used in electric generation and purchased power	472	473	(1)
Operation, maintenance and other	440	451	(11)
Depreciation and amortization	317	272	45
Property and other taxes	80	72	8
Impairment charges	—	13	(13)
Total operating expenses	1,309	1,281	28
Operating Income	435	482	(47)
Other Income and Expenses, net	31	39	(8)
Interest Expense	110	107	3
Income Before Income Taxes	356	414	(58)
Income Tax Expense	63	91	(28)
Net Income	$293	$323	$(30)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2019
Residential sales	(6.4)%
General service sales	(1.8)%
Industrial sales	(1.0)%
Wholesale power sales	(16.8)%
Joint dispatch sales	31.4%
Total sales	(3.5)%
Average number of customers	2.0%
Three Months Ended March 31, 2019, as compared to March 31, 2018
Operating Revenues. The variance was driven primarily by:

•	a $32 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year;

•	a $25 million decrease in rider revenues primarily related to energy efficiency programs; and

•	a $14 million decrease in weather-normal retail sales volumes.
Partially offset by:

•	a $51 million increase in retail pricing due to the impacts of the prior year North Carolina rate case.
Operating Expenses. The variance was driven primarily by:

•
a $45 million increase in depreciation and amortization expense primarily due to additional plant in service, new depreciation rates associated with the prior year North Carolina rate case and higher amortization of deferred coal ash costs associated with the prior year North Carolina rate case.

Partially offset by:

•	a $13 million decrease in impairment charges related to prior year coal ash costs in South Carolina.
Other Income and Expenses, net. The variance was primarily due to lower AFUDC equity related to W.S. Lee CC.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and the amortization of excess deferred taxes. The ETRs for the three months ended March 31, 2019, and 2018 were 17.7 percent and 22.0 percent, respectively. The decrease in the ETR was primarily due to the amortization of excess deferred taxes.

MD&A	DUKE ENERGY CAROLINAS

Matters Impacting Future Results
On May 1, 2019, Duke Energy Carolinas received a Commission Directive from the PSCSC granting its request for a retail rate increase but denying recovery of certain coal ash costs. Duke Energy Carolinas intends to file a Petition for Rehearing with the PSCSC. Duke Energy Carolinas' results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low-risk classifications for these impoundments, indicating that Duke Energy Carolinas had satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas to excavate all remaining coal ash impoundments in North Carolina. On April 26, 2019, Duke Energy Carolinas filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's determination that all ash basins must be excavated. Duke Energy Carolinas intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Carolinas' results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
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
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	PROGRESS ENERGY

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2019, and 2018 and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$2,572	$2,576	$(4)
Operating Expenses
Fuel used in electric generation and purchased power	925	976	(51)
Operation, maintenance and other	567	623	(56)
Depreciation and amortization	455	384	71
Property and other taxes	137	123	14
Impairment charges	—	29	(29)
Total operating expenses	2,084	2,135	(51)
Gains on Sales of Other Assets and Other, net	—	6	(6)
Operating Income	488	447	41
Other Income and Expenses, net	31	35	(4)
Interest Expense	219	209	10
Income Before Income Taxes	300	273	27
Income Tax Expense	52	36	16
Net Income	248	237	11
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(1)	2	(3)
Net Income Attributable to Parent	$249	$235	$14
Three Months Ended March 31, 2019, as compared to March 31, 2018
Operating Revenues. The variance was driven primarily by:

•	a $51 million decrease in fuel and capacity revenues primarily due to a decrease in demand and a decrease in fuel and capacity rates billed to customers at Duke Energy Florida;

•	a $36 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and

•	a $14 million decrease in weather-normal retail sales volumes.
Partially offset by:

•
a $111 million increase in retail pricing primarily due to the impacts of the prior year Duke Energy Progress North Carolina rate case, Duke Energy Florida's base rate adjustments related to the Citrus County CC being placed into service and annual increases from the 2017 Settlement Agreement.

Operating Expenses. The variance was driven primarily by:

•
a $56 million decrease in operation, maintenance and other expense primarily due to prior year impacts associated with the Duke Energy Progress North Carolina rate case, lower outage costs at Duke Energy Progress and lower employee benefit costs at Duke Energy Progress and Duke Energy Florida;

•	a $51 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power and lower deferred fuel and capacity expenses; and

•	a $29 million decrease in impairment charges primarily due to prior year impacts associated with the Duke Energy Progress North Carolina rate case.
Partially offset by:

•
a $71 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, new depreciation rates associated with the prior year Duke Energy Progress North Carolina rate case and Citrus County CC being placed in service and other additional plant in service at Duke Energy Florida; and

•
a $14 million increase in property and other taxes primarily due to higher property taxes due to additional plant in service at Duke Energy Florida in the current year and a favorable sales and use tax credit in the prior year at Duke Energy Progress.

Interest Expense. The variance was driven primarily by AFUDC debt return ending in the fourth quarter of 2018 on the Citrus County CC at Duke Energy Florida.

MD&A	PROGRESS ENERGY

Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and lower AFUDC equity in the current year. The ETRs for the three months ended March 31, 2019, and 2018 were 17.3 percent and 13.2 percent, respectively. The increase in the ETR was primarily due to lower AFUDC equity and amortization of excess deferred taxes in the current year.
Matters Impacting Future Results
On May 8, 2019, Duke Energy Progress received a Commission Directive from the PSCSC granting its request for a retail rate increase but denying recovery of certain coal ash costs. Duke Energy Progress intends to file a Petition for Rehearing with the PSCSC. Progress Energy's results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low-risk classifications for these impoundments, indicating that Duke Energy Progress had satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Progress to excavate all remaining coal ash impoundments in North Carolina. On April 26, 2019, Duke Energy Progress filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's determination that all ash basins must be excavated. Duke Energy Progress intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Progress Energy's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
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
During the last half of 2018, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territory of Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. A significant portion of the incremental operation and maintenance expenses related to these storms have been deferred. On December 21, 2018, Duke Energy Progress filed with the NCUC a petition for approval to defer the incremental storm costs incurred to a regulatory asset for recovery in the next base rate case. Duke Energy Progress filed a similar request with the PSCSC on January 11, 2019, which also included a request for the continuation of prior deferrals requested for other storms, and on January 30, 2019, the PSCSC issued a directive approving the deferral request. Duke Energy Florida anticipates filed a petition on April 30, 2019, with the FPSC to recover incremental storm costs consistent with the provisions in its 2017 Settlement. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed for recovery of the storm costs relating to Hurricane Irma and Hurricane Nate, as well as the replenishment of Duke Energy Florida's storm reserve. Storm costs are currently expected to be fully recovered by approximately mid-2021. On April 9, 2019, Duke Energy Florida filed an unopposed motion to approve a settlement resolving all outstanding issues related to the May 31, 2018 filing. The commission has scheduled a hearing to begin on May 21, 2019, to consider this Storm Cost Settlement Agreement. An order disallowing recovery of these costs could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY PROGRESS

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2019, and 2018 and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$1,484	$1,460	$24
Operating Expenses
Fuel used in electric generation and purchased power	515	509	6
Operation, maintenance and other	335	381	(46)
Depreciation and amortization	290	235	55
Property and other taxes	44	35	9
Impairment charges	—	32	(32)
Total operating expenses	1,184	1,192	(8)
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	300	269	31
Other Income and Expenses, net	24	18	6
Interest Expense	77	81	(4)
Income Before Income Taxes	247	206	41
Income Tax Expense	44	29	15
Net Income	$203	$177	$26
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2019
Residential sales	(10.9)%
General service sales	(5.2)%
Industrial sales	2.6%
Wholesale power sales	(9.7)%
Joint dispatch sales	10.6%
Total sales	(5.1)%
Average number of customers	1.3%
Three Months Ended March 31, 2019, as compared to March 31, 2018
Operating Revenues. The variance was driven primarily by:

•	a $54 million increase in pricing from impacts of the prior year North Carolina rate case; and

•	a $15 million increase in JAAR revenues in conjunction with implementation of new base rates.
Partially offset by:

•	a $19 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year;

•	a $16 million decrease in wholesale power revenues, net of fuel revenues, primarily due to lower peak demand; and

•	a $14 million decrease in weather–normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $46 million decrease in operation, maintenance and other expense primarily due to prior year impacts associated with the North Carolina rate case and lower employee benefit and outage costs; and

•	a $32 million decrease in impairment charges due to prior year impacts associated with the North Carolina rate case.
Partially offset by:

•
a $55 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs and new depreciation rates associated with the prior year North Carolina rate case; and

•	a $9 million increase in property and other taxes primarily due to a favorable sales and use tax credit in the prior year.

MD&A	DUKE ENERGY PROGRESS

Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the three months ended March 31, 2019, and 2018 were 17.8 percent and 14.1 percent, respectively. The increase in the ETR was primarily due to lower amortization of excess deferred taxes in the current year.
Matters Impacting Future Results
On May 8, 2019, Duke Energy Progress received a Commission Directive from the PSCSC granting its request for a retail rate increase but denying recovery of certain coal ash costs. Duke Energy Progress intends to file a Petition for Rehearing with the PSCSC. Duke Energy Progress' results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low-risk classifications for these impoundments, indicating that Duke Energy Progress had satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Progress to excavate all remaining coal ash impoundments in North Carolina. On April 26, 2019, Duke Energy Progress filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's determination that all ash basins must be excavated. Duke Energy Progress intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
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
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY FLORIDA

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2019, and 2018 and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$1,086	$1,115	$(29)
Operating Expenses
Fuel used in electric generation and purchased power	410	467	(57)
Operation, maintenance and other	230	237	(7)
Depreciation and amortization	165	150	15
Property and other taxes	93	88	5
Total operating expenses	898	942	(44)
Operating Income	188	173	15
Other Income and Expenses, net	13	21	(8)
Interest Expense	82	71	11
Income Before Income Taxes	119	123	(4)
Income Tax Expense	23	20	3
Net Income	$96	$103	$(7)
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

Increase (Decrease) over prior period	2019
Residential sales	(6.9)%
General service sales	(4.9)%
Industrial sales	(10.7)%
Wholesale and other	(33.0)%
Total sales	(8.8)%
Average number of customers	1.7%
Three Months Ended March 31, 2019, as compared to March 31, 2018
Operating Revenues. The variance was driven primarily by:

•	a $51 million decrease in fuel and capacity revenues primarily due to a decrease in demand and a decrease in fuel and capacity rates billed to retail customers;

•	a $17 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and

•	a $12 million decrease in retail rider revenues primarily related to decreased revenue requirements in the current year.
Partially offset by:

•	a $57 million increase in retail pricing due to base rate adjustments related to the Citrus County CC being placed in service and annual increases from the 2017 Settlement Agreement.
Operating Expenses. The variance was driven primarily by:

•	a $57 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power and lower deferred fuel and capacity expenses; and

•	a $7 million decrease in operations, maintenance and other expense primarily due to lower employee benefit costs.
Partially offset by:

•	a $15 million increase in depreciation and amortization expense primarily due to the Citrus County CC being placed in service and additional plant in service; and

•	a $5 million increase in property and other taxes primarily due to higher property taxes due to additional plant in service.
Other Income and Expenses, net. The variance was driven primarily by AFUDC equity return ending on the Citrus County CC in the fourth quarter of 2018.
Interest Expense. The variance was driven primarily by AFUDC debt return ending on the Citrus County CC in the fourth quarter of 2018.

MD&A	DUKE ENERGY FLORIDA

Income Tax Expense. The increase in tax expense was primarily due to lower AFUDC equity in the current year. The ETRs for the three months ended March 31, 2019, and 2018 were 19.3 percent and 16.3 percent, respectively. The increase in the ETR was primarily due to lower AFUDC equity in the current year.
Matters Impacting Future Results
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 5 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused significant damage within the service territory of Duke Energy Florida, particularly from Panama City Beach to Mexico Beach. Duke Energy Florida has not completed the final accumulation of total estimated storm restoration costs incurred. Given the magnitude of the storm, Duke Energy Florida filed a petition on April 30, 2019, with the FPSC to recover incremental storm costs consistent with the provisions in its 2017 Settlement. An order from regulatory authorities disallowing the future recovery of storm restoration costs could have an adverse impact on Duke Energy Florida's financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed for recovery of the storm costs relating to Hurricane Irma and Hurricane Nate, as well as the replenishment of Duke Energy Florida's storm reserve. Storm costs are currently expected to be fully recovered by approximately mid-2021. On April 9, 2019, Duke Energy Florida filed an unopposed motion to approve a settlement resolving all outstanding issues related to the May 31, 2018 filing. The commission has scheduled a hearing to begin on May 21, 2019, to consider this Storm Cost Settlement Agreement. An order disallowing recovery of these costs could have an adverse impact on Duke Energy Florida's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2019, and 2018 and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues
Regulated electric	$355	$336	$19
Regulated natural gas	176	174	2
Nonregulated electric and other	—	14	(14)
Total operating revenues	531	524	7
Operating Expenses
Fuel used in electric generation and purchased power – regulated	93	92	1
Fuel used in electric generation and purchased power – nonregulated	—	15	(15)
Cost of natural gas	54	54	—
Operation, maintenance and other	132	131	1
Depreciation and amortization	64	70	(6)
Property and other taxes	84	77	7
Total operating expenses	427	439	(12)
Losses on Sales of Other Assets and Other, net	—	(106)	106
Operating Income (Loss)	104	(21)	125
Other Income and Expenses, net	9	6	3
Interest Expense	30	22	8
Income (Loss) Before Income Taxes	83	(37)	120
Income Tax Expense (Benefit)	14	(12)	26
Net Income (Loss)	$69	$(25)	$94

MD&A	DUKE ENERGY OHIO

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

	Electric	Natural Gas
Increase (Decrease) over prior year	2019	2019
Residential sales	(1.6)%	4.5%
General service sales	(1.9)%	5.5%
Industrial sales	0.5%	0.8%
Wholesale electric power sales	42.0%	n/a
Other natural gas sales	n/a	—%
Total sales	1.5%	3.8%
Average number of customers	0.7%	0.8%
Three Months Ended March 31, 2019, as compared to March 31, 2018
Operating Revenues. The variance was driven primarily by:

•	a $19 million increase in base price as a result of rate case impacts;

•	a $5 million increase in weather-normal sales volumes; and

•	a $4 million increase in point-to-point transmission revenues.
Partially offset by:

•	a $9 million decrease in rider revenues related to the implementation of new base rates;

•	a $9 million decrease in FTR revenues; and

•	a $3 million decrease in OVEC revenues.
Operating Expenses. The variance was driven primarily by:

•	a $14 million decrease in fuel used in electric generation and purchased power expense due to prior year's outage at East Bend Station and the deferral of OVEC related purchased power costs; and

•	a $6 million decrease in depreciation and amortization expense primarily due to the ending of smart grid amortizations.
Partially offset by:

•	a $7 million increase in property and other taxes primarily due to higher property tax expense.
Other Income and Expenses, net. The variance was driven primarily by an increase in intercompany money pool interest income.
Losses on Sales of Other Assets and Other, net. The increase was driven by the loss on the prior year sale of Beckjord.
Interest Expense. The variance was driven primarily by higher debt outstanding in the current year.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the three months ended March 31, 2019, and 2018 were 16.9 percent and 32.4 percent, respectively. The decrease in the ETR was primarily due to the amortization of excess deferred taxes.
Matters Impacting Future Results
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY INDIANA

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2019, and 2018 and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$768	$731	$37
Operating Expenses
Fuel used in electric generation and purchased power	257	232	25
Operation, maintenance and other	189	181	8
Depreciation and amortization	131	130	1
Property and other taxes	19	20	(1)
Total operating expenses	596	563	33
Losses on Sales of Other Assets and Other, net	(3)	—	(3)
Operating Income	169	168	1
Other Income and Expenses, net	19	7	12
Interest Expense	43	40	3
Income Before Income Taxes	145	135	10
Income Tax Expense	35	35	—
Net Income	$110	$100	$10
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2019
Residential sales	(1.3)%
General service sales	0.3%
Industrial sales	0.2%
Wholesale power sales	(38.2)%
Total sales	(5.3)%
Average number of customers	1.4%
Three Months Ended March 31, 2019, as compared to March 31, 2018
Operating Revenues. The variance was driven primarily by:

•
a $23 million increase in fuel revenues primarily due to higher fuel rates billed to customers, partially offset by lower wholesale fuel revenues due to the expiration of a contract with a wholesale customer; and

•	a $19 million increase in rate rider revenues primarily related to higher rates for the Edwardsport IGCC plant, the TDSIC rider and MISO rider revenues.
Operating Expenses. The variance was driven primarily by:

•	a $25 million increase in fuel used in electric generation and purchased power expense primarily due to higher amortization of deferred fuel costs; and

•	an $8 million increase in operation, maintenance and other expense primarily due to higher transmission costs and customer related costs related to energy efficiency programs.
Other Income and Expenses, net. The increase was primarily due to life insurance proceeds.

MD&A	DUKE ENERGY INDIANA

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
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
PIEDMONT
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2019, and 2018 and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Three Months Ended March 31,
(in millions)	2019	2018	Variance
Operating Revenues	$579	$553	$26
Operating Expenses
Cost of natural gas	273	259	14
Operation, maintenance and other	80	82	(2)
Depreciation and amortization	42	39	3
Property and other taxes	12	12	—
Total operating expenses	407	392	15
Operating Income	172	161	11
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	2	2	—
Other income and expenses, net	4	3	1
Total other income and expenses	6	5	1
Interest Expense	22	21	1
Income Before Income Taxes	156	145	11
Income Tax Expense	34	35	(1)
Net Income	$122	$110	$12
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2019
Residential deliveries	(6.7)%
Commercial deliveries	(5.5)%
Industrial deliveries	4.2%
Power generation deliveries	(1.8)%
For resale	3.3%
Total throughput deliveries	(2.1)%
Secondary market volumes	13.2%
Average number of customers	1.2%
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
Three Months Ended March 31, 2019, as compared to March 31, 2018
Operating Revenues. The variance was driven primarily by:

•	a $14 million increase primarily due to higher natural gas prices associated with off-system sales;

•	a $7 million increase primarily due to NCUC approval related to tax reform accounting from fixed rate contracts;

MD&A	PIEDMONT

•	a $5 million increase primarily due to North Carolina and Tennessee IMR increases; and

•	a $4 million increase primarily due to customer growth.
Partially offset by:

•	a $5 million decrease due to a reduction of rates in South Carolina.
Operating Expenses. The variance was primarily driven by:

•	a $14 million increase in cost of natural gas primarily due to the impact of higher natural gas prices on off-system sales and unbilled revenue.
Matters Impacting Future Results
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. See Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018, for a summary and detailed discussion of projected primary sources and uses of cash for 2019 to 2021. There have been no material changes to Duke Energy's liquidity and capital requirements from December 31, 2018, except as noted below:

•
Duke Energy issued $2 billion of debt and drew $650 million under the Duke Energy Progress Term Loan Facility during the three months ended March 31, 2019. Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances, debt maturities and available credit facilities including the Master Credit Facility.

•
In March 2019, Duke Energy issued preferred stock for net proceeds of $974 million. Refer to Note 15 to the Condensed Consolidated Financial Statements, "Stockholders' Equity," for information regarding Duke Energy's equity issuances.

Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Cash flows provided by (used in):
Operating activities	$1,239	$1,391
Investing activities	(2,713)	(2,264)
Financing activities	1,433	947
Net (decrease) increase in cash, cash equivalents and restricted cash	(41)	74
Cash, cash equivalents and restricted cash at beginning of period	591	505
Cash, cash equivalents and restricted cash at end of period	$550	$579
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2019	2018	Variance
Net income	$893	$622	$271
Non-cash adjustments to net income	1,301	1,610	(309)
Contributions to qualified pension plans	—	(141)	141
Payments for asset retirement obligations	(152)	(122)	(30)
Payment for disposal of other assets	—	(105)	105
Working capital	(803)	(473)	(330)
Net cash provided by operating activities	$1,239	$1,391	$(152)

MD&A	LIQUIDITY AND CAPITAL RESOURCES

The variance was primarily due to:

•
a $38 million decrease in net income after adjustment for non-cash items primarily due to decreases in current year non-cash adjustments, partially offset by increases in revenues due to rate increases in the current year; and

•
a $330 million increase in cash outflows from working capital primarily due to fluctuations in coal stock inventory and timing of payment of accruals, partially offset by current year decreases in accounts receivable due to higher miscellaneous and trade receivables at December 31, 2018.

Partially offset by:

•	a $141 million decrease in contributions to qualified pension plans; and

•	a $105 million payment for disposal of Beckjord in the prior year.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2019	2018	Variance
Capital, investment and acquisition expenditures	$(2,630)	$(2,161)	$(469)
Other investing items	(83)	(103)	20
Net cash used in investing activities	$(2,713)	$(2,264)	$(449)
The variance relates primarily to an increase in capital expenditures due to higher overall investments in the Electric Utilities and Infrastructure and Gas Utilities and Infrastructure segments.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2019	2018	Variance
Issuances of long-term debt, net	$1,536	$753	$783
Issuances of common stock	13	21	(8)
Issuances of preferred stock	974	—	974
Notes payable and commercial paper	(408)	791	(1,199)
Dividends paid	(649)	(599)	(50)
Other financing items	(33)	(19)	(14)
Net cash provided by financing activities	$1,433	$947	$486
The variance was primarily due to:

•	a $974 million increase in proceeds from the issuance of preferred stock; and

•	a $783 million increase in proceeds from net issuances of long-term debt primarily due to the timing of issuances and redemptions of long-term debt.
Partially offset by:

•
a $1,199 million decrease in net proceeds from issuances of notes payable and commercial paper primarily due to the use of proceeds from the preferred stock issuance and increased long-term debt issuances to pay down outstanding commercial paper.

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
Coal Ash Management Act of 2014
On March 26, 2019, NCDEQ granted Duke Energy’s application in part, extending by four months until December 1, 2019, the Coal Ash Act’s closure deadline applicable to the Sutton plant impoundments.

MD&A	OTHER MATTERS

AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at March 31, 2019, and December 31, 2018, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. For more information, see Note 7, "Asset Retirement Obligations," to the Condensed Consolidated Financial Statements.
North Carolina Legislation
Based on an independent evaluation process, Duke Energy will produce or purchase a total of 602 MW of renewable energy from projects under the North Carolina’s Competitive Procurement of Renewable Energy program. The process used was approved by the NCUC to select projects that would deliver the greatest cost and system benefits to customers. Six Duke Energy projects, totaling about 270 MW, were selected during the competitive bidding process. Next steps include executing contracts for the projects and finalizing a report to be filed with the NCUC around June 2019.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2019, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for a discussion of off-balance sheet arrangements regarding ACP. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three months ended March 31, 2019, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2019, there were no material changes to the Duke Energy Registrants' disclosures about market risk. For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings, including regulatory and environmental matters, see Note 3, "Regulatory Matters," and Note 4, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. For additional information, see Item 3, "Legal Proceedings," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants' Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

EXHIBITS

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
3.1
Certificate of Designations with respect to Series A Preferred Stock, dated March 28, 2019 (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on March 29, 2019, File no. 1-32853).
X
4.1	Eighty-Ninth Supplemental Indenture (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 7, 2019, File no. 1-3382).				X
4.2	Twenty-First Supplemental Indenture (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 11, 2019, File no. 1-32853).	X
10.1
Amendment No.4 and Consent, dated as of March 18, 2019, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC, Duke Energy Kentucky, Inc., Duke Energy Progress, LLC, Duke Energy Florida, LLC, and Piedmont Natural Gas Company, Inc., the Lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated by reference to Exhibit 10.1 to Registrants’ Current Report on Form 8-K filed on March 21, 2019, File nos. 1-32853. 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).

		X	X		X	X	X	X	X
*10.2	2019 Performance Share Award Agreement.	X
*10.3	2018 Restricted Stock Unit Award Agreement.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

EXHIBITS

*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

EXHIBITS

*32.2.3	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document.	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
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

Date:	May 9, 2019	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2019	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)