Form 10-Q
period 2019-06-30
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2019-08-06
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number

1-32853 DUKE ENERGY CORPORATION             20-2777218
(a Delaware corporation)
550 South Tryon Street
Charlotte, North Carolina 28202-1803
704-382-3853
__________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Registrant, State of Incorporation     Registrant, State of Incorporation
or Organization, Address of     or Organization, Address of
Principal Executive Offices, Telephone    Principal Executive Offices, Telephone

Commission	Number and IRS Employer Commission Number and IRS Employer

file number	Identification Number file number Identification Number
_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________
1-4928DUKE ENERGY CAROLINAS, LLC1-3274DUKE ENERGY FLORIDA, LLC
(a North Carolina limited liability company)        (a Florida limited liability company)
526 South Church Street 299 First Avenue North
Charlotte, North Carolina 28202-1803                 St. Petersburg, Florida 33701
704-382-3853                         704-382-3853
56-0205520                  59-0247770
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________
1-15929PROGRESS ENERGY, INC. 1-1232     DUKE ENERGY OHIO, INC.
(a North Carolina corporation)                     (an Ohio corporation)
410 South Wilmington Street 139 East Fourth Street
Raleigh, North Carolina 27601-1748                 Cincinnati, Ohio 45202
704-382-3853                         704-382-3853
56-2155481 31-0240030
_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________
1-3382DUKE ENERGY PROGRESS, LLC 1-3543     DUKE ENERGY INDIANA, LLC
(a North Carolina limited liability company)              (an Indiana limited liability company)
410 South Wilmington Street 1000 East Main Street
Raleigh, North Carolina 27601-1748                 Plainfield, Indiana 46168
704-382-3853                         704-382-3853
56-0165465 35-0594457
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________
1-6196PIEDMONT NATURAL GAS COMPANY, INC.
(a North Carolina corporation)
4720 Piedmont Row Drive
Charlotte, North Carolina 28210
704-364-3120
56-0556998
_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Name of each exchange on

Registrant	Title of each class Trading symbols which registered

Duke Energy	Common Stock, $0.001 par value DUK New York Stock Exchange LLC

Duke Energy	5.125% Junior Subordinated Debentures due DUKH New York Stock Exchange LLC
January 15, 2073

Duke Energy	5.625% Junior Subordinated Debentures due DUKB New York Stock Exchange LLC
September 15, 2078

Duke Energy	Depositary Shares, each representing a 1/1,000th DUK PR A New York Stock Exchange LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒
Number of shares of Common stock outstanding at July 31, 2019:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	728,601,060
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida OPC and other customer advocates

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida OPC and other customer advocates, which replaces and supplants the 2013 Settlement

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy and Southern Company Gas

ACP pipeline	The approximately 600-mile proposed interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

the Agents	Wells Fargo Securities, LLC, Citigroup Global Market Inc., J.P. Morgan Securities, LLC

ALJ	Administrative Law Judge

AMI	Advanced Metering Infrastructure

AMT	Alternative Minimum Tax

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset retirement obligations

ATM	At-the-market

Beckjord	Beckjord Generating Station

Belews Creek	Belews Creek Steam Station

Bison	Bison Insurance Company Limited

Cardinal	Cardinal Pipeline Company, LLC

CC	Combined Cycle

CCR	Coal Combustion Residuals

Citrus County CC	Citrus County Combined Cycle Facility

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the Company	Duke Energy Corporation and its subsidiaries

Constitution	Constitution Pipeline Company, LLC

CPCN	Certificate of Public Convenience and Necessity

CPRE	Competitive Procurement of Renewable Energy

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CWA	Clean Water Act

D.C. Circuit Court	U.S. Court of Appeals for the District of Columbia Circuit

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DRIP	Dividend Reinvestment Program

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

GLOSSARY OF TERMS

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the EDA	Equity Distribution Agreement

EDIT	Excess deferred income tax

EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction agreement

EPS	Earnings Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FES	FirstEnergy Solutions Corp.

Fitch	Fitch Ratings, Inc.

Fluor	Fluor Enterprises, Inc.

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

FV-NI	Fair value through net income

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Attributable to Duke Energy Corporation

GAAP Reported EPS	Diluted EPS Attributable to Duke Energy Corporation common stockholders

GWh	Gigawatt-hours

Hardy Storage	Hardy Storage Company, LLC

HLBV	Hypothetical Liquidation at Book Value

ICPA	Inter-Company Power Agreement

IGCC	Integrated Gasification Combined Cycle

IMR	Integrity Management Rider

IRP	Integrated Resource Plan

IRS	Internal Revenue Service

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

Lee Nuclear Station	William States Lee III Nuclear Station

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Unit

Moody's	Moody's Investors Service, Inc.

GLOSSARY OF TERMS

MW	Megawatt

MWh	Megawatt-hour

NAV	Net asset value

NCDEQ	North Carolina Department of Environmental Quality (formerly the North Carolina Department of Environment and Natural Resources)

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NMC	National Methanol Company

NPDES	National Pollutant Discharge Elimination System

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

OPEB	Other Post-Retirement Benefit Obligations

ORS	South Carolina Office of Regulatory Staff

OTTI	Other-than-temporary impairment

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont Term Loan	Term loan facility with commitments totaling $350M entered in June 2017

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PPAs	Purchase Power Agreements

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

REC	Renewable Energy Certificate

REC Solar	REC Solar Corp.

ROU assets	Right-of-use assets

RRBA	Roanoke River Basin Association

SELC	Southern Environmental Law Center

S&P	Standard & Poor's Rating Services

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

WNA	Weather normalization adjustment

W.S. Lee CC	William States Lee Combined Cycle Facility

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per-share amounts)	2019	2018	2019	2018
Operating Revenues
Regulated electric	$5,423	$5,178	$10,708	$10,462
Regulated natural gas	280	291	1,008	991
Nonregulated electric and other	170	174	320	325
Total operating revenues	5,873	5,643	12,036	11,778
Operating Expenses
Fuel used in electric generation and purchased power	1,641	1,574	3,250	3,250
Cost of natural gas	76	89	403	402
Operation, maintenance and other	1,434	1,544	2,853	3,008
Depreciation and amortization	1,089	973	2,178	1,940
Property and other taxes	334	315	677	631
Impairment charges	4	172	4	215
Total operating expenses	4,578	4,667	9,365	9,446
Gains (Losses) on Sales of Other Assets and Other, net	3	3	—	(97)
Operating Income	1,298	979	2,671	2,235
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	44	36	87	12
Other income and expenses, net	89	110	204	196
Total other income and expenses	133	146	291	208
Interest Expense	542	518	1,085	1,033
Income From Continuing Operations Before Income Taxes	889	607	1,877	1,410
Income Tax Expense From Continuing Operations	141	100	236	281
Income From Continuing Operations	748	507	1,641	1,129
Loss From Discontinued Operations, net of tax	—	(5)	—	(5)
Net Income	748	502	1,641	1,124
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(84)	2	(91)	4
Less: Preferred Dividends	12	—	12	—
Net Income Attributable to Duke Energy Corporation	$820	$500	$1,720	$1,120

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$1.12	$0.72	$2.36	$1.60
Loss from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$—	$(0.01)	$—	$(0.01)
Net income attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$1.12	$0.71	$2.36	$1.59
Weighted average shares outstanding
Basic	728	703	728	702
Diluted	728	704	728	702

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net Income	$748	$502	$1,641	$1,124
Other Comprehensive (Loss) Income, net of tax
Pension and OPEB adjustments	3	1	3	2
Net unrealized (losses) gains on cash flow hedges	(29)	1	(46)	13
Reclassification into earnings from cash flow hedges	2	(2)	3	(1)
Unrealized gains (losses) on available-for-sale securities	4	(2)	8	(5)
Other Comprehensive (Loss) Income, net of tax	(20)	(2)	(32)	9
Comprehensive Income	728	500	1,609	1,133
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(84)	2	(91)	4
Less: Preferred Dividends	12	—	12	—
Comprehensive Income Attributable to Duke Energy Corporation	$800	$498	$1,688	$1,129

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$336	$442
Receivables (net of allowance for doubtful accounts of $16 at 2019 and 2018)	646	962
Receivables of VIEs (net of allowance for doubtful accounts of $55 at 2019 and 2018)	2,153	2,172
Inventory	3,189	3,084
Regulatory assets (includes $52 at 2019 and 2018 related to VIEs)	1,918	2,005
Other (includes $140 at 2019 and $162 at 2018 related to VIEs)	1,267	1,049
Total current assets	9,509	9,714
Property, Plant and Equipment
Cost	141,363	134,458
Accumulated depreciation and amortization	(44,482)	(43,126)
Generation facilities to be retired, net	317	362
Net property, plant and equipment	97,198	91,694
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,019 at 2019 and $1,041 at 2018 related to VIEs)	13,393	13,617
Nuclear decommissioning trust funds	7,621	6,720
Operating lease right-of-use assets, net	1,735	—
Investments in equity method unconsolidated affiliates	1,715	1,409
Other (includes $289 at 2019 and $261 at 2018 related to VIEs)	2,975	2,935
Total other noncurrent assets	46,742	43,984
Total Assets	$153,449	$145,392
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,512	$3,487
Notes payable and commercial paper	3,793	3,410
Taxes accrued	521	577
Interest accrued	564	559
Current maturities of long-term debt (includes $232 at 2019 and $227 at 2018 related to VIEs)	2,698	3,406
Asset retirement obligations	739	919
Regulatory liabilities	600	598
Other	2,020	2,085
Total current liabilities	13,447	15,041
Long-Term Debt (includes $4,070 at 2019 and $3,998 at 2018 related to VIEs)	54,342	51,123
Other Noncurrent Liabilities
Deferred income taxes	8,532	7,806
Asset retirement obligations	11,889	9,548
Regulatory liabilities	15,294	14,834
Operating lease liabilities	1,502	—
Accrued pension and other post-retirement benefit costs	959	988
Investment tax credits	569	568
Other (includes $222 at 2019 and $212 at 2018 related to VIEs)	1,583	1,650
Total other noncurrent liabilities	40,328	35,394
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value, 40 million depositary shares authorized and outstanding at 2019	973	—
Common stock, $0.001 par value, 2 billion shares authorized; 728 million shares outstanding at 2019 and 727 million shares outstanding at 2018	1	1
Additional paid-in capital	40,885	40,795
Retained earnings	3,502	3,113
Accumulated other comprehensive loss	(148)	(92)
Total Duke Energy Corporation stockholders' equity	45,213	43,817
Noncontrolling interests	119	17
Total equity	45,332	43,834
Total Liabilities and Equity	$153,449	$145,392

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,641	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,483	2,250
Equity component of AFUDC	(67)	(106)
Losses on sales of other assets	—	97
Impairment charges	4	215
Deferred income taxes	527	289
Equity in earnings of unconsolidated affiliates	(87)	(12)
Accrued pension and other post-retirement benefit costs	4	31
Contributions to qualified pension plans	—	(141)
Payments for asset retirement obligations	(336)	(245)
Payment for disposal of other assets	—	(105)
Other rate case adjustments	—	37
Provision for rate refunds	57	281
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(11)	7
Receivables	304	(27)
Inventory	(110)	70
Other current assets	(265)	21
Increase (decrease) in
Accounts payable	(700)	(142)
Taxes accrued	(56)	(58)
Other current liabilities	(378)	(214)
Other assets	7	(112)
Other liabilities	39	42
Net cash provided by operating activities	3,056	3,302
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,465)	(4,375)
Contributions to equity method investments	(162)	(140)
Purchases of debt and equity securities	(2,316)	(1,908)
Proceeds from sales and maturities of debt and equity securities	2,302	1,866
Other	(147)	(88)
Net cash used in investing activities	(5,788)	(4,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	4,622	2,727
Issuance of preferred stock	973	—
Issuance of common stock	27	820
Payments for the redemption of long-term debt	(2,155)	(2,190)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	240	201
Payments for the redemption of short-term debt with original maturities greater than 90 days	(299)	(160)
Notes payable and commercial paper	383	1,090
Dividends paid	(1,312)	(1,199)
Other	143	(24)
Net cash provided by financing activities	2,622	1,265
Net decrease in cash, cash equivalents and restricted cash	(110)	(78)
Cash, cash equivalents and restricted cash at beginning of period	591	505
Cash, cash equivalents and restricted cash at end of period	$481	$427
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$917	$978
Non-cash dividends	54	52

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2018 and 2019
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2018	$—	701	$1	$38,839	$3,021	$3	$(4)	$(68)	$41,792	$6	$41,798
Net income	—	—	—	—	500	—	—	—	500	2	502
Other comprehensive (loss) income	—	—	—	—	—	(1)	(2)	1	(2)	—	(2)
Common stock issuances, including dividend reinvestment and employee benefits	—	11	—	843	—	—	—	—	843	—	843
Common stock dividends	—	—	—	—	(626)	—	—	—	(626)	—	(626)
Other	—	—	—	—	(1)	—	1	—	—	—	—
Balance at June 30, 2018	$—	712	$1	$39,682	$2,894	$2	$(5)	$(67)	$42,507	$8	$42,515

Balance at March 31, 2019	$974	728	$1	$40,823	$3,360	$(36)	$—	$(92)	$45,030	$15	$45,045
Net income (loss)	—	—	—	—	820	—	—	—	820	(84)	736
Other comprehensive (loss) income	—	—	—	—	—	(27)	4	3	(20)	—	(20)
Preferred stock issuances, net of issuance costs	(1)	—	—	—	—	—	—	—	(1)	—	(1)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	61	—	—	—	—	61	—	61
Common stock dividends	—	—	—	—	(678)	—	—	—	(678)	—	(678)
Contribution from noncontrolling interest in subsidiaries(c)	—	—	—	—	—	—	—	—	—	193	193
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	—	—	—	1	(4)	(3)
Balance at June 30, 2019	$973	728	$1	$40,885	$3,502	$(63)	$4	$(89)	$45,213	$119	$45,332

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2018 and 2019
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2017	$—	700	$1	$38,792	$3,013	$(10)	$12	$(69)	$41,739	$(2)	$41,737
Net income	—	—	—	—	1,120	—	—	—	1,120	4	1,124
Other comprehensive income (loss)	—	—	—	—	—	12	(5)	2	9	—	9
Common stock issuances, including dividend reinvestment and employee benefits	—	12	—	890	—	—	—	—	890	—	890
Common stock dividends	—	—	—	—	(1,251)	—	—	—	(1,251)	—	(1,251)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other(a)	—	—	—	—	12	—	(12)	—	—	7	7
Balance at June 30, 2018	$—	712	$1	$39,682	$2,894	$2	$(5)	$(67)	$42,507	$8	$42,515

Balance at December 31, 2018	$—	727	$1	$40,795	$3,113	$(14)	$(3)	$(75)	$43,817	$17	$43,834
Net income (loss)	—	—	—	—	1,720	—	—	—	1,720	(91)	1,629
Other comprehensive (loss) income	—	—	—	—	—	(43)	8	3	(32)	—	(32)
Preferred stock issuances, net of issuance costs(b)	973	—	—	—	—	—	—	—	973	—	973
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	89	—	—	—	—	89	—	89
Common stock dividends	—	—	—	—	(1,354)	—	—	—	(1,354)	—	(1,354)
Contributions from noncontrolling interest in subsidiaries(c)	—	—	—	—	—	—	—	—	—	193	193
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other(d)	—	—	—	1	23	(6)	(1)	(17)	—	1	1
Balance at June 30, 2019	$973	728	$1	$40,885	$3,502	$(63)	$4	$(89)	$45,213	$119	$45,332

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement.

(b)	Duke Energy issued 40 million depositary shares of preferred stock in the first quarter of 2019.

(c)	Relates to tax equity financing activity in the Commercial Renewables segment.

(d)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$1,713	$1,672	$3,457	$3,435
Operating Expenses
Fuel used in electric generation and purchased power	395	407	867	880
Operation, maintenance and other	441	499	881	950
Depreciation and amortization	346	289	663	561
Property and other taxes	75	75	155	147
Impairment charges	5	177	5	190
Total operating expenses	1,262	1,447	2,571	2,728
Losses on Sales of Other Assets and Other, net	—	(1)	—	(1)
Operating Income	451	224	886	706
Other Income and Expenses, net	41	35	72	74
Interest Expense	117	110	227	217
Income Before Income Taxes	375	149	731	563
Income Tax Expense	74	32	137	123
Net Income	$301	$117	$594	$440
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	—	—	1
Comprehensive Income	$301	$117	$594	$441

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$15	$33
Receivables (net of allowance for doubtful accounts of $2 at 2019 and 2018)	164	219
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2019 and 2018)	671	699
Receivables from affiliated companies	101	182
Inventory	1,025	948
Regulatory assets	605	520
Other	17	72
Total current assets	2,598	2,673
Property, Plant and Equipment
Cost	47,249	44,741
Accumulated depreciation and amortization	(16,047)	(15,496)
Net property, plant and equipment	31,202	29,245
Other Noncurrent Assets
Regulatory assets	3,392	3,457
Nuclear decommissioning trust funds	4,059	3,558
Operating lease right-of-use assets, net	141	—
Other	1,085	1,027
Total other noncurrent assets	8,677	8,042
Total Assets	$42,477	$39,960
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$640	$988
Accounts payable to affiliated companies	189	230
Notes payable to affiliated companies	804	439
Taxes accrued	209	171
Interest accrued	106	102
Current maturities of long-term debt	456	6
Asset retirement obligations	203	290
Regulatory liabilities	191	199
Other	499	571
Total current liabilities	3,297	2,996
Long-Term Debt	10,208	10,633
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,779	3,689
Asset retirement obligations	5,139	3,659
Regulatory liabilities	6,392	5,999
Operating lease liabilities	117	—
Accrued pension and other post-retirement benefit costs	90	99
Investment tax credits	234	231
Other	645	671
Total other noncurrent liabilities	16,396	14,348
Commitments and Contingencies
Equity
Member's equity	12,283	11,689
Accumulated other comprehensive loss	(7)	(6)
Total equity	12,276	11,683
Total Liabilities and Equity	$42,477	$39,960
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$594	$440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	804	707
Equity component of AFUDC	(21)	(39)
Losses on sales of other assets	—	1
Impairment charges	5	190
Deferred income taxes	54	90
Accrued pension and other post-retirement benefit costs	(4)	2
Contributions to qualified pension plans	—	(46)
Payments for asset retirement obligations	(131)	(114)
Provision for rate refunds	35	121
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(8)	8
Receivables	83	(33)
Receivables from affiliated companies	81	(22)
Inventory	(77)	(16)
Other current assets	(133)	(33)
Increase (decrease) in
Accounts payable	(282)	(59)
Accounts payable to affiliated companies	(41)	(51)
Taxes accrued	38	(78)
Other current liabilities	(71)	(123)
Other assets	91	(6)
Other liabilities	(18)	(29)
Net cash provided by operating activities	999	910
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,357)	(1,270)
Purchases of debt and equity securities	(1,114)	(976)
Proceeds from sales and maturities of debt and equity securities	1,114	976
Other	(46)	(64)
Net cash used in investing activities	(1,403)	(1,334)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	25	991
Payments for the redemption of long-term debt	(3)	(702)
Notes payable to affiliated companies	365	636
Distributions to parent	—	(500)
Other	(1)	(1)
Net cash provided by financing activities	386	424
Net decrease in cash and cash equivalents	(18)	—
Cash and cash equivalents at beginning of period	33	16
Cash and cash equivalents at end of period	$15	$16
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$252	$343

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2018 and 2019
		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at March 31, 2018	$11,441	$(6)	$11,435
Net income	117	—	117
Distributions to parent	(250)	—	(250)
Balance at June 30, 2018	$11,308	$(6)	$11,302

Balance at March 31, 2019	$11,982	$(7)	$11,975
Net income	301	—	301
Balance at June 30, 2019	$12,283	$(7)	$12,276

	Six Months Ended June 30, 2018 and 2019
		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2017	$11,368	$(7)	$11,361
Net income	440	—	440
Other comprehensive income	—	1	1
Distributions to parent	(500)	—	(500)
Balance at June 30, 2018	$11,308	$(6)	$11,302

Balance at December 31, 2018	$11,689	$(6)	$11,683
Net income	594	—	594
Other	—	(1)	(1)
Balance at June 30, 2019	$12,283	$(7)	$12,276

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$2,744	$2,498	$5,316	$5,074
Operating Expenses
Fuel used in electric generation and purchased power	988	895	1,913	1,871
Operation, maintenance and other	606	610	1,173	1,233
Depreciation and amortization	426	380	881	764
Property and other taxes	143	131	280	254
Impairment charges	—	4	—	33
Total operating expenses	2,163	2,020	4,247	4,155
(Losses) Gains on Sales of Other Assets and Other, net	(1)	6	(1)	12
Operating Income	580	484	1,068	931
Other Income and Expenses, net	34	42	65	77
Interest Expense	219	203	438	412
Income Before Income Taxes	395	323	695	596
Income Tax Expense	66	56	118	92
Net Income	329	267	577	504
Less: Net Income Attributable to Noncontrolling Interests	1	2	—	4
Net Income Attributable to Parent	$328	$265	$577	$500

Net Income	$329	$267	$577	$504
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	2	2	2
Net unrealized gains on cash flow hedges	1	1	3	3
Unrealized gains (losses) on available-for-sale securities	1	(1)	1	(1)
Other Comprehensive Income, net of tax	3	2	6	4
Comprehensive Income	332	269	583	508
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	2	—	4
Comprehensive Income Attributable to Parent	$331	$267	$583	$504

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$51	$67
Receivables (net of allowance for doubtful accounts of $6 at 2019 and $5 at 2018)	139	220
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2019 and 2018)	998	909
Receivables from affiliated companies	49	168
Inventory	1,480	1,459
Regulatory assets (includes $52 at 2019 and 2018 related to VIEs)	1,024	1,137
Other (includes $31 at 2019 and $39 at 2018 related to VIEs)	107	125
Total current assets	3,848	4,085
Property, Plant and Equipment
Cost	52,758	50,260
Accumulated depreciation and amortization	(16,808)	(16,398)
Generation facilities to be retired, net	317	362
Net property, plant and equipment	36,267	34,224
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,019 at 2019 and $1,041 at 2018 related to VIEs)	6,423	6,564
Nuclear decommissioning trust funds	3,562	3,162
Operating lease right-of-use assets, net	839	—
Other	982	974
Total other noncurrent assets	15,461	14,355
Total Assets	$55,576	$52,664
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$720	$1,172
Accounts payable to affiliated companies	235	360
Notes payable to affiliated companies	1,920	1,235
Taxes accrued	191	109
Interest accrued	226	246
Current maturities of long-term debt (includes $54 at 2019 and $53 at 2018 related to VIEs)	1,026	1,672
Asset retirement obligations	416	514
Regulatory liabilities	250	280
Other	863	821
Total current liabilities	5,847	6,409
Long-Term Debt (includes $1,657 at 2019 and $1,636 at 2018 related to VIEs)	18,023	17,089
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,141	3,941
Asset retirement obligations	5,777	4,897
Regulatory liabilities	5,191	5,049
Operating lease liabilities	747	—
Accrued pension and other post-retirement benefit costs	509	521
Other	352	351
Total other noncurrent liabilities	16,717	14,759
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2019 and 2018	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	5,715	5,131
Accumulated other comprehensive loss	(21)	(20)
Total Progress Energy, Inc. stockholders' equity	14,837	14,254
Noncontrolling interests	2	3
Total equity	14,839	14,257
Total Liabilities and Equity	$55,576	$52,664

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$577	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,061	945
Equity component of AFUDC	(31)	(52)
Losses (gains) on sales of other assets	1	(12)
Impairment charges	—	33
Deferred income taxes	126	240
Accrued pension and other post-retirement benefit costs	8	12
Contributions to qualified pension plans	—	(45)
Payments for asset retirement obligations	(183)	(108)
Other rate case adjustments	—	37
Provision for rate refunds	10	65
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(1)	14
Receivables	(42)	(196)
Receivables from affiliated companies	119	28
Inventory	(26)	71
Other current assets	114	(214)
Increase (decrease) in
Accounts payable	(196)	15
Accounts payable to affiliated companies	(125)	(19)
Taxes accrued	82	80
Other current liabilities	(162)	(58)
Other assets	(83)	(186)
Other liabilities	17	4
Net cash provided by operating activities	1,266	1,158
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,988)	(1,727)
Purchases of debt and equity securities	(1,094)	(812)
Proceeds from sales and maturities of debt and equity securities	1,089	820
Notes receivable from affiliated companies	—	(69)
Other	(59)	(81)
Net cash used in investing activities	(2,052)	(1,869)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,295	989
Payments for the redemption of long-term debt	(1,188)	(635)
Notes payable to affiliated companies	685	347
Other	2	(3)
Net cash provided by financing activities	794	698
Net increase (decrease) in cash, cash equivalents and restricted cash	8	(13)
Cash, cash equivalents and restricted cash at beginning of period	112	87
Cash, cash equivalents and restricted cash at end of period	$120	$74
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$278	$366

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2018 and 2019
			Accumulated Other Comprehensive (Loss) Income
				Net Unrealized		Total Progress
	Additional		Net Losses on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2018	$9,142	$4,591	$(16)	$(1)	$(12)	$13,704	$(1)	$13,703
Net income	—	265	—	—	—	265	2	267
Other comprehensive income (loss)	—	—	1	(1)	2	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other(a)	1	(1)	—	1	—	1	—	1
Balance at June 30, 2018	$9,143	$4,855	$(15)	$(1)	$(10)	$13,972	$—	$13,972

Balance at March 31, 2019	$9,143	$5,386	$(14)	$(1)	$(8)	$14,506	$2	$14,508
Net income	—	328	—	—	—	328	1	329
Other comprehensive income	—	—	1	1	1	3	—	3
Other	—	1	—	—	(1)	—	(1)	(1)
Balance at June 30, 2019	$9,143	$5,715	$(13)	$—	$(8)	$14,837	$2	$14,839

	Six Months Ended June 30, 2018 and 2019
			Accumulated Other Comprehensive (Loss) Income
				Net Unrealized		Total Progress
	Additional		Net Losses on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2017	$9,143	$4,350	$(18)	$5	$(12)	$13,468	$(3)	$13,465
Net income	—	500	—	—	—	500	4	504
Other comprehensive income (loss)	—	—	3	(1)	2	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other(a)	—	5	—	(5)	—	—	—	—
Balance at June 30, 2018	$9,143	$4,855	$(15)	$(1)	$(10)	$13,972	$—	$13,972

Balance at December 31, 2018	$9,143	$5,131	$(12)	$(1)	$(7)	$14,254	$3	$14,257
Net income	—	577	—	—	—	577	—	577
Other comprehensive income	—	—	3	1	2	6	—	6
Other(b)	—	7	(4)	—	(3)	—	(1)	(1)
Balance at June 30, 2019	$9,143	$5,715	$(13)	$—	$(8)	$14,837	$2	$14,839

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement.

(b)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$1,387	$1,291	$2,871	$2,751
Operating Expenses
Fuel used in electric generation and purchased power	479	408	994	917
Operation, maintenance and other	357	375	692	756
Depreciation and amortization	251	235	541	470
Property and other taxes	41	40	85	75
Impairment charges	—	1	—	33
Total operating expenses	1,128	1,059	2,312	2,251
Gains on Sales of Other Assets and Other, net	—	1	—	2
Operating Income	259	233	559	502
Other Income and Expenses, net	24	19	48	37
Interest Expense	81	78	158	159
Income Before Income Taxes	202	174	449	380
Income Tax Expense	33	35	77	64
Net Income and Comprehensive Income	$169	$139	$372	$316

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$28	$23
Receivables (net of allowance for doubtful accounts of $2 at 2019 and 2018)	53	75
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2019 and 2018)	518	547
Receivables from affiliated companies	40	23
Inventory	980	954
Regulatory assets	572	703
Other	34	62
Total current assets	2,225	2,387
Property, Plant and Equipment
Cost	33,288	31,459
Accumulated depreciation and amortization	(11,728)	(11,423)
Generation facilities to be retired, net	317	362
Net property, plant and equipment	21,877	20,398
Other Noncurrent Assets
Regulatory assets	4,124	4,111
Nuclear decommissioning trust funds	2,833	2,503
Operating lease right-of-use assets, net	407	—
Other	586	612
Total other noncurrent assets	7,950	7,226
Total Assets	$32,052	$30,011
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$315	$660
Accounts payable to affiliated companies	182	278
Notes payable to affiliated companies	127	294
Taxes accrued	106	53
Interest accrued	110	116
Current maturities of long-term debt	6	603
Asset retirement obligations	413	509
Regulatory liabilities	167	178
Other	395	408
Total current liabilities	1,821	3,099
Long-Term Debt	8,893	7,451
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,181	2,119
Asset retirement obligations	5,203	4,311
Regulatory liabilities	4,150	3,955
Operating lease liabilities	377	—
Accrued pension and other post-retirement benefit costs	232	237
Investment tax credits	141	142
Other	91	106
Total other noncurrent liabilities	12,375	10,870
Commitments and Contingencies
Equity
Member's Equity	8,813	8,441
Total Liabilities and Equity	$32,052	$30,011

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$372	$316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	634	565
Equity component of AFUDC	(28)	(26)
Gains on sales of other assets	—	(2)
Impairment charges	—	33
Deferred income taxes	26	53
Accrued pension and other post-retirement benefit costs	1	7
Contributions to qualified pension plans	—	(25)
Payments for asset retirement obligations	(166)	(89)
Other rate case adjustments	—	37
Provision for rate refunds	10	65
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(5)	6
Receivables	58	(104)
Receivables from affiliated companies	(17)	2
Inventory	(26)	41
Other current assets	115	(111)
Increase (decrease) in
Accounts payable	(223)	(17)
Accounts payable to affiliated companies	(96)	(4)
Taxes accrued	53	26
Other current liabilities	(74)	(38)
Other assets	—	10
Other liabilities	21	13
Net cash provided by operating activities	655	758
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,115)	(996)
Purchases of debt and equity securities	(473)	(573)
Proceeds from sales and maturities of debt and equity securities	458	556
Other	(20)	(45)
Net cash used in investing activities	(1,150)	(1,058)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,270	—
Payments for the redemption of long-term debt	(602)	—
Notes payable to affiliated companies	(167)	300
Other	(1)	(2)
Net cash provided by financing activities	500	298
Net increase (decrease) in cash and cash equivalents	5	(2)
Cash and cash equivalents at beginning of period	23	20
Cash and cash equivalents at end of period	$28	$18
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$112	$172

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2018 and 2019
Member's
(in millions)	Equity
Balance at March 31, 2018	$8,126
Net income	139
Balance at June 30, 2018	$8,265

Balance at March 31, 2019	$8,644
Net income	169
Balance at June 30, 2019	$8,813

Six Months Ended
June 30, 2018 and 2019
Member's
(in millions)	Equity
Balance at December 31, 2017	$7,949
Net income	316
Balance at June 30, 2018	$8,265

Balance at December 31, 2018	$8,441
Net income	372
Balance at June 30, 2019	$8,813

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$1,353	$1,203	$2,439	$2,318
Operating Expenses
Fuel used in electric generation and purchased power	509	486	919	953
Operation, maintenance and other	244	237	474	474
Depreciation and amortization	175	144	340	294
Property and other taxes	103	91	196	179
Total operating expenses	1,031	958	1,929	1,900
Losses on Sales of Other Assets and Other, net	(1)	—	(1)	—
Operating Income	321	245	509	418
Other Income and Expenses, net	12	26	25	47
Interest Expense	83	66	165	137
Income Before Income Taxes	250	205	369	328
Income Tax Expense	49	37	72	57
Net Income	$201	$168	$297	$271
Other Comprehensive Income (Loss), net of tax
Unrealized (losses) gains on available-for-sale securities	—	(1)	1	(1)
Comprehensive Income	$201	$167	$298	$270

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$16	$36
Receivables (net of allowance for doubtful accounts of $3 at 2019 and 2018)	84	143
Receivables of VIEs (net of allowance for doubtful accounts of $3 at 2019 and 2018)	480	362
Receivables from affiliated companies	18	28
Inventory	499	504
Regulatory assets (includes $52 at 2019 and 2018 related to VIEs)	452	434
Other (includes $31 at 2019 and $39 at 2018 related to VIEs)	46	46
Total current assets	1,595	1,553
Property, Plant and Equipment
Cost	19,461	18,792
Accumulated depreciation and amortization	(5,073)	(4,968)
Net property, plant and equipment	14,388	13,824
Other Noncurrent Assets
Regulatory assets (includes $1,019 at 2019 and $1,041 at 2018 related to VIEs)	2,299	2,454
Nuclear decommissioning trust funds	729	659
Operating lease right-of-use assets, net	432	—
Other	311	311
Total other noncurrent assets	3,771	3,424
Total Assets	$19,754	$18,801
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$403	$511
Accounts payable to affiliated companies	62	91
Notes payable to affiliated companies	477	108
Taxes accrued	148	74
Interest accrued	70	75
Current maturities of long-term debt (includes $54 at 2019 and $53 at 2018 related to VIEs)	671	270
Asset retirement obligations	3	5
Regulatory liabilities	83	102
Other	461	406
Total current liabilities	2,378	1,642
Long-Term Debt (includes $1,332 at 2019 and $1,336 at 2018 related to VIEs)	6,542	7,051
Other Noncurrent Liabilities
Deferred income taxes	2,105	1,986
Asset retirement obligations	574	586
Regulatory liabilities	1,040	1,094
Operating lease liabilities	370	—
Accrued pension and other post-retirement benefit costs	248	254
Other	104	93
Total other noncurrent liabilities	4,441	4,013
Commitments and Contingencies
Equity
Member's equity	6,394	6,097
Accumulated other comprehensive loss	(1)	(2)
Total equity	6,393	6,095
Total Liabilities and Equity	$19,754	$18,801
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$297	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	423	374
Equity component of AFUDC	(2)	(26)
Losses on sales of other assets	1	—
Deferred income taxes	82	206
Accrued pension and other post-retirement benefit costs	5	3
Contributions to qualified pension plans	—	(20)
Payments for asset retirement obligations	(17)	(19)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	6
Receivables	(101)	(92)
Receivables from affiliated companies	10	(4)
Inventory	1	28
Other current assets	8	(114)
Increase (decrease) in
Accounts payable	27	34
Accounts payable to affiliated companies	(29)	(11)
Taxes accrued	74	81
Other current liabilities	(80)	(21)
Other assets	(81)	(196)
Other liabilities	(9)	(10)
Net cash provided by operating activities	611	490
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(873)	(731)
Purchases of debt and equity securities	(621)	(239)
Proceeds from sales and maturities of debt and equity securities	631	264
Notes receivable from affiliated companies	—	(110)
Other	(37)	(35)
Net cash used in investing activities	(900)	(851)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	25	989
Payments for the redemption of long-term debt	(136)	(635)
Notes payable to affiliated companies	369	—
Other	3	(1)
Net cash provided by financing activities	261	353
Net decrease in cash, cash equivalents and restricted cash	(28)	(8)
Cash, cash equivalents and restricted cash at beginning of period	75	53
Cash, cash equivalents and restricted cash at end of period	$47	$45
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$166	$194

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2018 and 2019
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at March 31, 2018	$5,723	$(2)	$5,721
Net income	168	—	168
Other comprehensive loss	—	(1)	(1)
Other(a)	(1)	1	—
Balance at June 30, 2018	$5,890	$(2)	$5,888

Balance at March 31, 2019	$6,193	$(1)	$6,192
Net income	201	—	201
Balance at June 30, 2019	$6,394	$(1)	$6,393

	Six Months Ended June 30, 2018 and 2019
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2017	$5,614	$4	$5,618
Net income	271	—	271
Other comprehensive loss	—	(1)	(1)
Other(a)	5	(5)	—
Balance at June 30, 2018	$5,890	$(2)	$5,888

Balance at December 31, 2018	$6,097	$(2)	$6,095
Net income	297	—	297
Other comprehensive income	—	1	1
Balance at June 30, 2019	$6,394	$(1)	$6,393

(a)
Amounts in Member's Equity and Accumulated Other Comprehensive Income (Loss) represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating Revenues
Regulated electric	$336	$346	$691	$682
Regulated natural gas	97	103	273	277
Nonregulated electric and other	—	10	—	24
Total operating revenues	433	459	964	983
Operating Expenses
Fuel used in electric generation and purchased power – regulated	86	93	179	185
Fuel used in electric generation and purchased power – nonregulated	—	14	—	29
Cost of natural gas	10	15	64	69
Operation, maintenance and other	123	130	255	261
Depreciation and amortization	66	62	130	132
Property and other taxes	74	68	158	145
Total operating expenses	359	382	786	821
Losses on Sales of Other Assets and Other, net	—	—	—	(106)
Operating Income	74	77	178	56
Other Income and Expenses, net	6	8	15	14
Interest Expense	24	23	54	45
Income Before Income Taxes	56	62	139	25
Income Tax Expense	9	16	23	4
Net Income and Comprehensive Income	$47	$46	$116	$21

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$8	$21
Receivables (net of allowance for doubtful accounts of $3 at 2019 and $2 at 2018)	80	102
Receivables from affiliated companies	50	114
Inventory	124	126
Regulatory assets	47	33
Other	32	24
Total current assets	341	420
Property, Plant and Equipment
Cost	9,776	9,360
Accumulated depreciation and amortization	(2,761)	(2,717)
Net property, plant and equipment	7,015	6,643
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	545	531
Operating lease right-of-use assets, net	22	—
Other	46	41
Total other noncurrent assets	1,533	1,492
Total Assets	$8,889	$8,555
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$257	$316
Accounts payable to affiliated companies	78	78
Notes payable to affiliated companies	203	274
Taxes accrued	135	202
Interest accrued	31	22
Current maturities of long-term debt	100	551
Asset retirement obligations	6	6
Regulatory liabilities	67	57
Other	76	74
Total current liabilities	953	1,580
Long-Term Debt	2,384	1,589
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	872	817
Asset retirement obligations	83	87
Regulatory liabilities	802	840
Operating lease liabilities	21	—
Accrued pension and other post-retirement benefit costs	94	79
Other	94	93
Total other noncurrent liabilities	1,966	1,916
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2019 and 2018	762	762
Additional paid-in capital	2,776	2,776
Retained Earnings (Accumulated deficit)	23	(93)
Total equity	3,561	3,445
Total Liabilities and Equity	$8,889	$8,555

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116	$21
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	134
Equity component of AFUDC	(7)	(8)
Losses on sales of other assets	—	106
Deferred income taxes	45	(2)
Accrued pension and other post-retirement benefit costs	—	2
Payments for asset retirement obligations	(5)	(2)
Provision for rate refunds	3	19
(Increase) decrease in
Receivables	24	(7)
Receivables from affiliated companies	64	62
Inventory	2	9
Other current assets	(13)	24
Increase (decrease) in
Accounts payable	(44)	(34)
Accounts payable to affiliated companies	—	(15)
Taxes accrued	(67)	(63)
Other current liabilities	2	8
Other assets	(18)	(7)
Other liabilities	(15)	(18)
Net cash provided by operating activities	219	229
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(473)	(392)
Notes receivable from affiliated companies	—	14
Other	(31)	(43)
Net cash used in investing activities	(504)	(421)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	794	—
Payments for the redemption of long-term debt	(451)	(3)
Notes payable to affiliated companies	(71)	190
Net cash provided by financing activities	272	187
Net decrease in cash and cash equivalents	(13)	(5)
Cash and cash equivalents at beginning of period	21	12
Cash and cash equivalents at end of period	$8	$7
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$93	$70
Non-cash equity contribution from parent	—	106

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2018 and 2019
		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at March 31, 2018	$762	$2,670	$(294)	$3,138
Net income	—	—	46	46
Contribution from parent(a)	—	106	—	106
Balance at June 30, 2018	$762	$2,776	$(248)	$3,290

Balance at March 31, 2019	$762	$2,776	$(24)	$3,514
Net income	—	—	47	47
Balance at June 30, 2019	$762	$2,776	$23	$3,561

	Six Months Ended June 30, 2018 and 2019
		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at December 31, 2017	$762	$2,670	$(269)	$3,163
Net income	—	—	21	21
Contribution from parent(a)	—	106	—	106
Balance at June 30, 2018	$762	$2,776	$(248)	$3,290

Balance at December 31, 2018	$762	$2,776	$(93)	$3,445
Net income	—	—	116	116
Balance at June 30, 2019	$762	$2,776	$23	$3,561

(a)	Represents a non-cash settlement through equity of an intercompany payable from Duke Energy Ohio to its parent.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$714	$738	$1,482	$1,469
Operating Expenses
Fuel used in electric generation and purchased power	229	226	486	458
Operation, maintenance and other	188	197	377	378
Depreciation and amortization	132	126	263	256
Property and other taxes	20	20	39	40
Total operating expenses	569	569	1,165	1,132
Gains on Sales of Other Assets and Other, net	3	—	—	—
Operating Income	148	169	317	337
Other Income and Expenses, net	8	6	27	13
Interest Expense	28	43	71	83
Income Before Income Taxes	128	132	273	267
Income Tax Expense	31	34	66	69
Net Income and Comprehensive Income	$97	$98	$207	$198

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$12	$24
Receivables (net of allowance for doubtful accounts of $3 at 2019 and $2 at 2018)	49	52
Receivables from affiliated companies	83	122
Inventory	463	422
Regulatory assets	130	175
Other	42	35
Total current assets	779	830
Property, Plant and Equipment
Cost	15,831	15,443
Accumulated depreciation and amortization	(5,104)	(4,914)
Net property, plant and equipment	10,727	10,529
Other Noncurrent Assets
Regulatory assets	1,038	982
Operating lease right-of-use assets, net	60	—
Other	203	194
Total other noncurrent assets	1,301	1,176
Total Assets	$12,807	$12,535
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$224	$200
Accounts payable to affiliated companies	66	83
Notes payable to affiliated companies	165	167
Taxes accrued	25	43
Interest accrued	59	58
Current maturities of long-term debt	3	63
Asset retirement obligations	115	109
Regulatory liabilities	24	25
Other	120	107
Total current liabilities	801	855
Long-Term Debt	3,570	3,569
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,084	1,009
Asset retirement obligations	604	613
Regulatory liabilities	1,693	1,722
Operating lease liabilities	56	—
Accrued pension and other post-retirement benefit costs	142	115
Investment tax credits	147	147
Other	14	16
Total other noncurrent liabilities	3,740	3,622
Commitments and Contingencies
Equity
Member's Equity	4,546	4,339
Total Liabilities and Equity	$12,807	$12,535

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$207	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	265	258
Equity component of AFUDC	(9)	(7)
Deferred income taxes	60	36
Accrued pension and other post-retirement benefit costs	2	3
Contributions to qualified pension plans	—	(8)
Payments for asset retirement obligations	(17)	(21)
Provision for rate refunds	—	49
(Increase) decrease in
Receivables	5	2
Receivables from affiliated companies	39	36
Inventory	(41)	(20)
Other current assets	48	(35)
Increase (decrease) in
Accounts payable	26	33
Accounts payable to affiliated companies	(17)	(19)
Taxes accrued	(18)	(41)
Other current liabilities	(13)	3
Other assets	(34)	20
Other liabilities	14	(21)
Net cash provided by operating activities	517	466
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(443)	(416)
Purchases of debt and equity securities	(14)	(34)
Proceeds from sales and maturities of debt and equity securities	11	13
Other	(21)	2
Net cash used in investing activities	(467)	(435)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(60)	—
Notes payable to affiliated companies	(2)	60
Distributions to parent	—	(75)
Other	—	(1)
Net cash used in financing activities	(62)	(16)
Net (decrease) increase in cash and cash equivalents	(12)	15
Cash and cash equivalents at beginning of period	24	9
Cash and cash equivalents at end of period	$12	$24
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$84	$62

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2018 and 2019
Member's
(in millions)	Equity
Balance at March 31, 2018	$4,221
Net income	98
Distributions to parent	(75)
Balance at June 30, 2018	$4,244

Balance at March 31, 2019	$4,449
Net income	97
Balance at June 30, 2019	$4,546

Six Months Ended
June 30, 2018 and 2019
Member's
(in millions)	Equity
Balance at December 31, 2017	$4,121
Net income	198
Distributions to parent	(75)
Balance at June 30, 2018	$4,244

Balance at December 31, 2018	$4,339
Net income	207
Balance at June 30, 2019	$4,546

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$209	$215	$788	$768
Operating Expenses
Cost of natural gas	65	74	338	333
Operation, maintenance and other	83	85	163	167
Depreciation and amortization	42	39	84	78
Property and other taxes	13	12	25	24
Total operating expenses	203	210	610	602
Operating Income	6	5	178	166
Other Income and Expenses, net	6	4	12	9
Interest Expense	21	20	43	41
(Loss) Income Before Income Taxes	(9)	(11)	147	134
Income Tax (Benefit) Expense	(2)	(3)	32	32
Net (Loss) Income and Comprehensive (Loss) Income	$(7)	$(8)	$115	$102

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $2 at 2019 and 2018)	$100	$266
Receivables from affiliated companies	17	22
Notes receivable from affiliated companies	16	—
Inventory	33	70
Regulatory assets	30	54
Other	57	19
Total current assets	253	431
Property, Plant and Equipment
Cost	7,966	7,486
Accumulated depreciation and amortization	(1,620)	(1,575)
Net property, plant and equipment	6,346	5,911
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	280	303
Operating lease right-of-use assets, net	26	—
Investments in equity method unconsolidated affiliates	81	64
Other	60	52
Total other noncurrent assets	496	468
Total Assets	$7,095	$6,810
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$156	$203
Accounts payable to affiliated companies	52	38
Notes payable to affiliated companies	—	198
Taxes accrued	23	84
Interest accrued	33	31
Current maturities of long-term debt	—	350
Regulatory liabilities	67	37
Other	62	58
Total current liabilities	393	999
Long-Term Debt	2,384	1,788
Other Noncurrent Liabilities
Deferred income taxes	593	551
Asset retirement obligations	19	19
Regulatory liabilities	1,174	1,181
Operating lease liabilities	25	—
Accrued pension and other post-retirement benefit costs	6	4
Other	145	177
Total other noncurrent liabilities	1,962	1,932
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2019 and 2018	1,310	1,160
Retained earnings	1,046	931
Total equity	2,356	2,091
Total Liabilities and Equity	$7,095	$6,810

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115	$102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	79
Deferred income taxes	40	4
Equity in earnings from unconsolidated affiliates	(4)	(3)
Accrued pension and other post-retirement benefit costs	(5)	(2)
Provision for rate refunds	9	27
(Increase) decrease in
Receivables	168	166
Receivables from affiliated companies	5	(4)
Inventory	37	28
Other current assets	(17)	74
Increase (decrease) in
Accounts payable	(70)	(32)
Accounts payable to affiliated companies	14	(12)
Taxes accrued	(61)	4
Other current liabilities	10	28
Other assets	(5)	2
Other liabilities	(1)	(2)
Net cash provided by operating activities	320	459
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(480)	(327)
Contributions to equity method investments	(16)	—
Notes receivable from affiliated companies	(16)	(77)
Other	(6)	(2)
Net cash used in investing activities	(518)	(406)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	596	—
Payments for the redemption of long-term debt	(350)	—
Notes payable to affiliated companies	(198)	(364)
Capital contributions from parent	150	300
Net cash provided by (used in) financing activities	198	(64)
Net decrease in cash and cash equivalents	—	(11)
Cash and cash equivalents at beginning of period	—	19
Cash and cash equivalents at end of period	$—	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$115	$73

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2018 and 2019
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at March 31, 2018	$860	$912	$1,772
Net loss	—	(8)	(8)
Contribution from parent	300	—	300
Balance at June 30, 2018	$1,160	$904	$2,064

Balance at March 31, 2019	$1,160	$1,053	$2,213
Net loss	—	(7)	(7)
Contribution from parent	150	—	150
Balance at June 30, 2019	$1,310	$1,046	$2,356

	Six Months Ended June 30, 2018 and 2019
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2017	$860	$802	$1,662
Net income	—	102	102
Contribution from parent	300	—	300
Balance at June 30, 2018	$1,160	$904	$2,064

Balance at December 31, 2018	$1,160	$931	$2,091
Net income	—	115	115
Contribution from parent	150	—	150
Balance at June 30, 2019	$1,310	$1,046	$2,356

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
NONCONTROLLING INTEREST
Duke Energy maintains a controlling financial interest in certain less-than wholly owned non-regulated subsidiaries. As a result, Duke Energy consolidates these subsidiaries and presents the third-party investors' portion of Duke Energy's net income (loss), net assets and comprehensive income (loss) as noncontrolling interest. Noncontrolling interest is included as a component of equity on the Condensed Consolidated Balance Sheet.
Several operating agreements of Duke Energy's subsidiaries with noncontrolling interest are subject to allocations of earnings, tax attributes and cash flows in accordance with contractual agreements that vary throughout the lives of the subsidiaries. Therefore, Duke Energy and the other investors' (the owners) interests in the subsidiaries are not fixed, and the subsidiaries apply the HLBV method in allocating book profit or loss and other comprehensive income or loss (all measured on a pretax basis) to the owners. The HLBV method measures the amounts that each owner would hypothetically claim at each balance sheet reporting date, including tax benefits realized by the owners, upon a hypothetical liquidation of the subsidiary at the net book value of its underlying assets. The change in the amount that each owner would hypothetically receive at the reporting date compared to the amount it would have received on the previous reporting date represents the amount of profit or loss allocated to each owner for the reporting period. During the second quarter of 2019, Duke Energy’s North Rosamond solar farm commenced commercial operations resulting in the allocation of losses to the noncontrolling tax equity members of $74 million utilizing the HLBV method.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

Other operating agreements of Duke Energy's subsidiaries with noncontrolling interest allocate profit and loss based on their pro rata shares of the ownership interest in the respective subsidiary. Therefore, Duke Energy allocates net income or loss and other comprehensive income or loss of these subsidiaries to the owners based on their pro rata shares.
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

	June 30, 2019			December 31, 2018
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$336	$51	$16	$442	$67	$36
Other	106	31	31	141	39	39
Other Noncurrent Assets
Other	39	38	—	8	6	—
Total cash, cash equivalents and restricted cash	$481	$120	$47	$591	$112	$75

INVENTORY
Provisions for inventory write-offs were not material at June 30, 2019, and December 31, 2018. The components of inventory are presented in the tables below.

	June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,252	$749	$1,036	$709	$327	$76	$323	$3
Coal	624	235	234	160	74	17	139	—
Natural gas, oil and other fuel	313	41	210	111	98	31	1	30
Total inventory	$3,189	$1,025	$1,480	$980	$499	$124	$463	$33

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,238	$731	$1,049	$734	$315	$84	$312	$2
Coal	491	175	192	106	86	14	109	—
Natural gas, oil and other fuel	355	42	218	114	103	28	1	68
Total inventory	$3,084	$948	$1,459	$954	$504	$126	$422	$70

NEW ACCOUNTING STANDARDS
Except as noted below, the new accounting standards adopted for 2018 and 2019 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet. This resulted in a material impact on the presentation for the statement of financial position of the Duke Energy Registrants for the period ended June 30, 2019, and an immaterial impact to the Duke Energy Registrants' results of operations for the three and six months ended June 30, 2019, and cash flows for the six months ended June 30, 2019.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
No new accounting standards, issued but not yet adopted, are expected to have a material impact on the Duke Energy Registrants as of June 30, 2019.
2. BUSINESS SEGMENTS
Duke Energy
Duke Energy's segment structure includes the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The Electric Utilities and Infrastructure segment primarily includes Duke Energy's regulated electric utilities in the Carolinas, Florida and the Midwest. The Gas Utilities and Infrastructure segment includes Piedmont, Duke Energy's natural gas local distribution companies in Ohio and Kentucky, and Duke Energy's natural gas storage and midstream pipeline investments.
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. On April 24, 2019, Duke Energy executed an agreement to sell a minority interest in a portion of certain renewable assets. The portion of Duke Energy’s commercial renewables energy portfolio to be sold includes 49 percent of 37 operating wind, solar and battery storage assets and 33 percent of 11 operating solar assets across the U.S. The sale will result in pretax proceeds to Duke Energy of $415 million. Duke Energy will retain control of these assets, and, therefore, no gain or loss is expected to be recognized on the Condensed Consolidated Statements of Operations upon closing of the transaction. The sale is subject to customary closing conditions, including approvals from the FERC, the Public Utility Commission of Texas and the Committee on Foreign Investment in the U.S. Duke Energy received FERC approval on July 26, 2019. The transaction is expected to close in the second half of 2019.
During the three months ended June 30, 2019, Duke Energy evaluated recoverability of its renewable merchant plants principally located in the Electric Reliability Council of Texas West market due to declining market pricing and declining long-term forecasted energy and capacity prices, primarily driven by lower forecasted natural gas prices. Duke Energy determined that the assets were not impaired because the carrying value of $160 million approximates the aggregate estimated future cash flows and further testing was not required. A continued decline in pricing would likely result in a future impairment.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's interest in NMC.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,467	$282	$118	$5,867	$6	$—	$5,873
Intersegment revenues	8	24	—	32	19	(51)	—
Total revenues	$5,475	$306	$118	$5,899	$25	$(51)	$5,873
Segment income (loss)	$809	$40	$86	$935	$(115)	$—	$820
Add back noncontrolling interests(a)							(84)
Add back preferred stock dividend							12
Net income							$748
Segment assets	$131,640	$12,943	$4,870	$149,453	$3,815	$181	$153,449

	Three Months Ended June 30, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,215	$294	$119	$5,628	$15	$—	$5,643
Intersegment revenues	8	24	—	32	17	(49)	—
Total revenues	$5,223	$318	$119	$5,660	$32	$(49)	$5,643
Segment income (loss)(b)(c)	$575	$28	$38	$641	$(136)	$—	$505
Add back noncontrolling interests							2
Loss from discontinued operations, net of tax							(5)
Net income							$502

	Six Months Ended June 30, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$10,788	$1,014	$224	$12,026	$10	$—	$12,036
Intersegment revenues	16	48	—	64	36	(100)	—
Total revenues	$10,804	$1,062	$224	$12,090	$46	$(100)	$12,036
Segment income (loss)	$1,559	$266	$99	$1,924	$(204)	$—	$1,720
Add back noncontrolling interests(a)							(91)
Add back preferred stock dividend							12
Net income							$1,641

	Six Months Ended June 30, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$10,530	$997	$220	$11,747	$31	$—	$11,778
Intersegment revenues	16	48	—	64	36	(100)	—
Total revenues	$10,546	$1,045	$220	$11,811	$67	$(100)	$11,778
Segment income (loss)(b)(c)(d)(e)	$1,325	$144	$58	$1,527	$(402)	$—	$1,125
Add back noncontrolling interests							4
Loss from discontinued operations, net of tax							(5)
Net income							$1,124

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

(a)	Includes the allocation of losses to noncontrolling tax equity members. See Note 1 for additional information.

(b)
Electric Utilities and Infrastructure includes regulatory and legislative impairment charges related to rate case orders, settlements or other actions of regulators or legislative bodies. See Note 3 for additional information.

(c)	Other includes costs to achieve the Piedmont acquisition.

(d)	Gas Utilities and Infrastructure includes an impairment of the investment in Constitution. See Note 3 for additional information.

(e)	Other includes the loss on the sale of Beckjord described below and a valuation allowance recorded against the AMT credits.
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

	Three Months Ended June 30, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$336	$97	$433	$—	$433
Segment income/Net (loss) income	$31	$17	$48	$(1)	$47
Segment assets	$5,914	$2,948	$8,862	$27	$8,889

	Three Months Ended June 30, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$346	$103	$449	$10	$459
Segment income/Net (loss) income	$39	$18	$57	$(11)	$46

	Six Months Ended June 30, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$691	$273	$964	$—	$964
Segment income/Net (loss) income	$67	$52	$119	$(3)	$116

	Six Months Ended June 30, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$682	$277	$959	$24	$983
Segment income/Net (loss) income(a)	$72	$52	$124	$(103)	$21
(a)    Other includes the loss on the sale of Beckjord described above.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Carolinas and Duke Energy Progress
Hurricane Florence, Hurricane Michael and Winter Storm Diego Deferral Filings
On December 21, 2018, Duke Energy Carolinas and Duke Energy Progress filed with the NCUC petitions for approval to defer the incremental costs incurred in connection with the response to Hurricane Florence, Hurricane Michael and Winter Storm Diego to a regulatory asset for recovery in the next base rate case. The NCUC issued an order requesting comments on the deferral positions. On March 5, 2019, the North Carolina Public Staff (Public Staff) filed comments. On April 2, 2019, Duke Energy Carolinas and Duke Energy Progress filed reply comments, which included revised estimates of approximately $553 million in incremental operation and maintenance expenses ($171 million and $382 million for Duke Energy Carolinas and Duke Energy Progress, respectively) and approximately $96 million in capital costs ($20 million and $76 million for Duke Energy Carolinas and Duke Energy Progress, respectively). Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter. Duke Energy Progress filed a similar request with the PSCSC on January 11, 2019, which also included a request for the continuation of prior deferrals requested for ice storms and Hurricane Matthew, and on January 30, 2019, the PSCSC issued a directive approving the deferral request, followed by an order issued on February 21, 2019. On March 15, 2019, Duke Energy Progress filed a request with FERC requesting permission to defer transmission-related storm costs that would be charged to wholesale transmission customers through Duke Energy Progress' Open Access Transmission Tariff (OATT) and to recover those costs from wholesale transmission customers over a three-year recovery period. FERC accepted the filing on May 14, 2019, which allows Duke Energy Progress to proceed with the proposed cost deferral and recovery.
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
On June 22, 2018, the NCUC issued an order approving the Stipulation of Partial Settlement and requiring a revenue reduction. As a result of the order, Duke Energy Carolinas recorded a pretax charge of approximately $150 million in the second quarter of 2018 to Impairment charges and Operation, maintenance and other on the Condensed Consolidated Statements of Operations. The charge was primarily related to the denial of a return on the Lee Nuclear Project and the assessment of a $70 million management penalty by reducing the annual recovery of deferred coal ash costs by $14 million per year over a five-year recovery period. On July 27, 2018, NCUC approved Duke Energy Carolinas' compliance filing. As a result, revised customer rates were effective on August 1, 2018.
On July 20, 2018, the North Carolina Attorney General filed a Notice of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Attorney General contends the commission’s order should be reversed and remanded, as it is in excess of the commission’s statutory authority; affected by errors of law; unsupported by competent, material and substantial evidence in view of the entire record as submitted; and arbitrary or capricious. The Sierra Club, North Carolina Sustainable Energy Association, North Carolina Justice Center, North Carolina Housing Coalition, Natural Resource Defense Council and Southern Alliance for Clean Energy also filed Notices of Appeal to the North Carolina Supreme Court. On August 8, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court, which contends the commission’s June 22, 2018, order should be reversed and remanded, as it is affected by errors of law, and is unsupported by substantial evidence with regard to the commission’s failure to consider substantial evidence of coal ash related environmental violations. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Carolinas and Duke Energy Progress appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. On November 29, 2018, the North Carolina Supreme Court adopted a schedule for briefing set forth in the motion to consolidate the Duke Energy Carolinas and Duke Energy Progress appeals. Appellant’s brief was filed on April 26, 2019. The Appellee response briefs are due on September 25, 2019. Duke Energy Carolinas cannot predict the outcome of this matter.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Carolinas filed an application with the PSCSC for a rate increase for retail customers of approximately $168 million, which represents an approximate 10.0 percent increase in retail revenues. The request for rate increase was driven by capital investments and environmental compliance progress made by Duke Energy Carolinas since its previous rate case, including the further implementation of Duke Energy Carolinas’ generation modernization program, which consists of retiring, replacing and upgrading generation plants, investments in customer service technologies and continued investments in base work to maintain its transmission and distribution systems. The request included net tax benefits resulting from the Tax Act of $66 million to reflect the change in ongoing tax expense, primarily from the reduction in the federal income tax rate from 35 to 21 percent. The request also included $46 million to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change and benefits of $17 million from a reduction in North Carolina state income taxes allocable to South Carolina (EDIT Rider).

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Carolinas also requested approval of its proposed Grid Improvement Plan (GIP), adjustments to its Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $242 million of deferred coal ash related compliance costs, grid investments between rate changes, incremental depreciation expense, a result of new depreciation rates from the depreciation study approved in the 2017 North Carolina Rate Case above, and the balance of development costs associated with the cancellation of the Lee Nuclear Project. Finally, Duke Energy Carolinas sought approval to establish a reserve and accrual for end-of-life nuclear costs for nuclear fuel and materials and supplies. On March 8, 2019, the ORS moved to establish a new and separate hearing docket to review and consider the GIP proposed by Duke Energy Carolinas. Subsequently, on March 12, 2019, the ORS and Duke Energy Carolinas executed a Stipulation resolving the ORS’s motion. The Stipulation provides that costs incurred after January 1, 2019, for the GIP will be deferred with a return, subject to evaluation in a future rate proceeding, and that Duke Energy Carolinas will refile for consideration of the GIP in a new docket for resolution by January 1, 2020. The Stipulation was approved by the PSCSC on June 19, 2019.
After hearings in March 2019, the PSCSC issued an order on May 21, 2019, which included a return on equity of 9.5 percent and a capital structure of 53 percent equity and 47 percent debt. The order also included the following material components:

•	Approval of cancellation of the Lee Nuclear Project, with Duke Energy Carolinas maintaining the Combined Operating License;

•
Approval of recovery of $125 million (South Carolina retail portion) of Lee Nuclear Project development costs (including AFUDC through December 2017) over a 12-year period, but denial of a return on the deferred balance of costs;

•	Approval of recovery of $96 million of coal ash costs over a five-year period with a return at Duke Energy Carolinas' WACC;

•	Denial of recovery of $115 million of certain coal ash costs deemed to be related to the Coal Ash Act and incremental to the federal CCR rule;

•	Approval of a $66 million decrease to base rates to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35 to 21 percent;

•
Approval of a $45 million decrease through the EDIT Rider to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change, to be returned in accordance with the Average Rate Assumption Method (ARAM) for protected EDIT, over a 20-year period for unprotected EDIT associated with Property, Plant and Equipment, over a five-year period for unprotected EDIT not associated with Property, Plant and Equipment and over a five-year period for the deferred revenues; and

•	Approval of a $17 million decrease through the EDIT Rider related to reductions in the North Carolina state income tax rate from 6.9 to 2.5 percent to be returned over a five-year period.
As a result of the May 21, 2019 order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Carolinas filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Carolinas were prejudiced by unlawful, arbitrary and capricious rulings by the commission on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Carolinas' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses. Duke Energy Carolinas awaits the order on reconsideration detailing the commission's decision. Based upon legal analysis and Duke Energy Carolinas' intention to file a notice of appeal with the South Carolina Supreme Court within 30 days of receipt of the order, Duke Energy Carolinas has not recorded an adjustment for its deferred coal ash costs. Duke Energy Carolinas cannot predict the outcome of this matter.
FERC Formula Rate Matter
On July 31, 2017, PMPA filed a complaint with FERC alleging that Duke Energy Carolinas misapplied the formula rate under the PPA between the parties by including in its rates amortization expense associated with regulatory assets and recorded in a certain account without FERC approval. On February 15, 2018, FERC issued an order ruling in favor of PMPA and ordered Duke Energy Carolinas to refund to PMPA all amounts improperly collected under the PPA. Duke Energy Carolinas has issued to PMPA and similarly situated wholesale customers refunds of approximately $25 million. FERC also set the matter for settlement and hearing. PMPA and other customers filed a protest to Duke Energy Carolinas' refund report claiming that the refunds are inadequate in that (1) Duke Energy Carolinas invoked the limitations periods in the contracts to limit the time period for which the refunds were paid and the customers disagree that this limitation applies, and (2) Duke Energy Carolinas refunded only amounts recovered through a certain account and the customers have asserted that the order applies to all regulatory assets. On July 3, 2018, FERC issued an order accepting Duke Energy Carolinas' refund report and ruling that these two claims are outside the scope of FERC's February order. The settlement agreements and revised formula rates for all parties to the proceeding were filed on December 28, 2018. On April 2, 2019, FERC issued an order approving the settlement agreement as filed. Since then, Duke Energy Carolinas has implemented the terms of the settlement in rates with all wholesale customers, including non-intervening customers. On July 25, 2019, Duke Energy Carolinas received FERC approval for the accounting treatment requested for certain assets included in the settlement agreements. This is the final approval needed from FERC and concludes this proceeding.
Sale of Hydroelectric (Hydro) Plants
In May 2018, Duke Energy Carolinas entered an agreement for the sale of five hydro plants with a combined 18.7-MW generation capacity in the Western Carolinas region to Northbrook Energy. The completion of the transaction is subject to approval from FERC for the four FERC-licensed plants, as well as other state regulatory agencies and is contingent upon regulatory approval from the NCUC and PSCSC to defer the total estimated loss on the sale of approximately $40 million. On July 5, 2018, Duke Energy Carolinas filed with NCUC for approval of the sale of the five hydro plants to Northbrook, to transfer the CPCNs for the four North Carolina hydro plants and to establish a regulatory asset for the North Carolina retail portion of the difference between sales proceeds and net book value. On June 5, 2019, the NCUC issued an order approving the transfer of the hydro plants from Duke Energy Carolinas to Northbrook, granting deferral accounting and denying the Public Staff's motion for reconsideration.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On August 28, 2018, Duke Energy Carolinas filed with PSCSC an Application for Approval of Transfer and Sale of Hydroelectric Generation Facilities, Acceptance for Filing of a Power Purchase Agreement and an Accounting Order to Establish a Regulatory Asset. On September 10, 2018, the ORS provided a letter to the commission stating its position on the application and on September 18, 2018, Duke Energy Carolinas requested this matter be carried over to allow Duke Energy Carolinas time to discuss certain accounting issues with the ORS. At their June 26, 2019, agenda meeting, the PSCSC voted to approve the transfer and sale subject to the recommendation of the ORS that the issuance of an Accounting Order will not preclude the ORS, the commission or any other party from addressing the reasonableness of these costs, any return sought and including any carrying costs in the next rate case.
On August 9, 2018, Duke Energy Carolinas and Northbrook filed a joint Application for Transfer of Licenses with the FERC. On December 27, 2018, the FERC issued its Order Approving Transfer of Licenses (“Order”) for the four FERC-licensed hydro plants. On January 18, 2019, Duke Energy Carolinas and Northbrook Carolina Hydro II, LLC requested a six-month extension of time to comply with the requirement of the Order that Northbrook submit to FERC certified copies of all instruments of conveyance and signed acceptance sheets within 60 days of the date of the Order. On February 14, 2019, FERC issued an order granting extensions until August 26, 2019, to comply with the requirements of the December 27, 2018 Order.
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
On May 15, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court from the NCUC's February 23, 2018, Order. The Public Staff contends the NCUC’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by competent, material and substantial evidence in view of the entire record as submitted. The North Carolina Attorney General and Sierra Club also filed Notices of Appeal to the North Carolina Supreme Court from the February 23, 2018, Order. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Progress and Duke Energy Carolinas appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. Appellant’s brief was filed on April 26, 2019. The Appellee response briefs are due on September 25, 2019. Duke Energy Progress cannot predict the outcome of this matter.
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
Duke Energy Progress also requested approval of its proposed GIP, approval of a Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $51 million of deferred coal ash related compliance costs, AMI deployment, grid investments between rate changes and regulatory asset treatment related to the retirement of a generating plant located in Asheville, North Carolina. Finally, Duke Energy Progress sought approval to establish a reserve and accrual for end-of-life nuclear costs for materials and supplies and nuclear fuel. On March 8, 2019, the ORS moved to establish a new and separate hearing docket to review and consider the GIP proposed by Duke Energy Progress. Subsequently, on March 12, 2019, the ORS and Duke Energy Carolinas executed a Stipulation resolving the ORS’s motion, and Duke Energy Progress agreed to the Stipulation, as did other parties in the rate case. The Stipulation provides that costs incurred after January 1, 2019, for the GIP will be deferred with a return, with all costs subject to evaluation in a future rate proceeding, and that Duke Energy Progress will refile for consideration of the GIP in a new docket for resolution by January 1, 2020. The Stipulation was approved by the PSCSC on June 19, 2019.

FINANCIAL STATEMENTS	REGULATORY MATTERS

After hearings in April 2019, the PSCSC issued an order on May 21, 2019, which included a return on equity of 9.5 percent and a capital structure of 53 percent equity and 47 percent debt. The order also included the following material components:

•	Approval of recovery of $4 million of coal ash costs over a five-year period with a return at Duke Energy Progress' WACC;

•	Denial of recovery of $65 million of certain coal ash costs deemed to be related to the Coal Ash Act and incremental to the federal CCR rule;

•	Approval of a $17 million decrease to base rates to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35 to 21 percent;

•
Approval of a $12 million decrease through the EDIT Tax Savings Rider resulting from the federal tax rate change and deferred revenues since January 2018 related to the change, to be returned in accordance with ARAM for protected EDIT, over a 20-year period for unprotected EDIT associated with Property, Plant and Equipment, over a five-year period for unprotected EDIT not associated with Property, Plant and Equipment and over a three-year period for the deferred revenues; and

•	Approval of a $12 million increase due to the expiration of EDIT related to reductions in the North Carolina state income tax rate from 6.9 to 2.5 percent.
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Progress were prejudiced by unlawful, arbitrary and capricious rulings by the commission on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Progress' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses, but allowing additional litigation-related costs. As a result of the Directive allowing litigation-related costs, customer rates were revised effective July 1, 2019. Duke Energy Progress awaits the order on reconsideration detailing the commission's decision. Based upon legal analysis and Duke Energy Progress' intention to file a notice of appeal with the South Carolina Supreme Court within 30 days of receipt of the order, Duke Energy Progress has not recorded an adjustment for its deferred coal ash costs. Duke Energy Progress cannot predict the outcome of this matter.
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
On March 28, 2016, the NCUC issued an order approving a CPCN for the new combined-cycle natural gas plants, but denying the CPCN for the contingent simple cycle unit without prejudice to Duke Energy Progress to refile for approval in the future. On March 28, 2019, Duke Energy Progress filed an annual progress report for the construction of the combined-cycle plants with the NCUC, with an estimated cost of $893 million. Site preparation activities for the combined-cycle plants are complete and construction of these plants began in 2017, with an expected in-service date in late 2019.
On October 8, 2018, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Hot Springs Microgrid Solar and Battery Storage Facility. On March 22, 2019, Duke Energy Progress and the Public Staff filed a Joint Proposed Order. On May 10, 2019, the NCUC issued an Order Granting Certificate of Public Convenience and Necessity with Conditions.
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $284 million and $327 million is included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018, respectively. Duke Energy Progress' request for a regulatory asset at the time of retirement with amortization over a 10-year period was approved by the NCUC on February 23, 2018.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Florida
Storm Restoration Cost Recovery
In September 2017, Duke Energy Florida’s service territory suffered significant damage from Hurricane Irma, resulting in approximately 1 million customers experiencing outages. In the fourth quarter of 2017, Duke Energy Florida also incurred preparation costs related to Hurricane Nate. On December 28, 2017, Duke Energy Florida filed a petition with the FPSC to recover incremental storm restoration costs for Hurricane Irma and Hurricane Nate and to replenish the storm reserve. On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed a petition for approval of actual storm restoration costs and associated recovery process related to Hurricane Irma and Hurricane Nate. The petition sought the approval for the recovery in the amount of $510 million in actual recoverable storm restoration costs, including the replenishment of Duke Energy Florida’s storm reserve of $132 million, and the process for recovering these recoverable storm costs. On August 20, 2018, the FPSC approved Duke Energy Florida's unopposed Motion for Continuance filed August 17, 2018, to allow for an evidentiary hearing in this matter. On January 28, 2019, Duke Energy Florida made a supplemental filing to reduce the total storm cost recovery from $510 million to $508 million. On April 3, 2019, the FPSC issued an Order abating all remaining filing dates. On April 9, 2019, Duke Energy Florida filed an unopposed motion to approve a settlement agreement resolving all outstanding issues in this docket. On June 13, 2019, the FPSC issued its order approving the settlement agreement. The Storm Cost Settlement Agreement obligates Duke Energy Florida to capitalize $18 million of storm costs and remove $6 million of operating and maintenance expense, thereby reducing the requested storm cost recovery amount by $24 million. Duke Energy Florida will also implement process changes with respect to storm cost restoration. At June 30, 2019, and December 31, 2018, Duke Energy Florida's Condensed Consolidated Balance Sheets included approximately $118 million and $217 million, respectively, of recoverable costs under the FPSC's storm rule in Regulatory assets within Current Assets and Other Noncurrent Assets related to storm recovery for Hurricane Irma and Hurricane Nate.
In October 2018, Duke Energy Florida’s service territory suffered damage when Hurricane Michael made landfall as a Category 5 hurricane with maximum sustained winds of 160 mph. The storm caused catastrophic damage from wind and storm surge, particularly from Panama City Beach to Mexico Beach, resulting in widespread outages and significant damage to transmission and distribution facilities across the central Florida Panhandle. In response to Hurricane Michael, Duke Energy Florida restored service to approximately 72,000 customers. Total current estimated incremental operation and maintenance and capital costs are $360 million. Approximately $82 million and $35 million of the costs are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018, respectively. Approximately $225 million and $165 million of costs are included in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018, respectively, representing recoverable costs under the FPSC’s storm rule and Duke Energy Florida's OATT formula rates. Additional costs could be incurred in 2019 related to this fourth quarter 2018 storm.
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover the retail portion of incremental storm restoration costs for Hurricane Michael. The estimated recovery amount is approximately $221 million. On June 11, 2019, the FPSC approved the petition for recovery of incremental storm restoration costs related to Hurricane Michael. The FPSC also approved the stipulation Duke Energy Florida filed, which will allow Duke Energy Florida to use the tax savings resulting from the Tax Act to recover these storm costs in lieu of implementing a storm surcharge. Approved storm costs are currently expected to be fully recovered by approximately year-end 2021. Duke Energy Florida expects to file actual costs for approval with the FPSC in 2019. Duke Energy Florida cannot predict the outcome of this matter.
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
Solar Base Rate Adjustment
On July 31, 2018, Duke Energy Florida petitioned the FPSC to include in base rates the revenue requirements for its first two solar generation projects, the Hamilton Project and the Columbia Project, as authorized by the 2017 Settlement. The Hamilton Project, which was placed into service on December 22, 2018, has an annual retail revenue requirement of $15 million. At its October 30, 2018, Agenda Conference, the FPSC approved the rate increase related to the Hamilton Project to go into effect beginning with the first billing cycle in January 2019 under its file and suspend authority, and revised customer rates became effective in January 2019. The Columbia Project has a projected annual revenue requirement of $14 million and a projected in-service date in early 2020; the associated rate increase would take place with the first month’s billing cycle after the Columbia Project goes into service. On April 2, 2019, the commission approved both solar projects as filed.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On March 25, 2019, Duke Energy Florida petitioned the FPSC to include in base rates the revenue requirements for its next wave of solar generation projects, the Trenton, Lake Placid and DeBary Solar Projects, as authorized by the 2017 Settlement. The annual retail revenue requirement for the Trenton and Lake Placid Projects is $13 million and $8 million, respectively, with projected in-service dates in the fourth quarter of 2019. The DeBary Project has a projected annual revenue requirement of $11 million and a projected in-service date in the first quarter of 2020. The associated rate increase would take place with the first month’s billing cycle after each solar generation project goes into service. On July 22, 2019, the FPSC issued an order approving Duke Energy Florida's request.
Crystal River Unit 3 Accelerated Decommissioning Filing
On May 29, 2019, Duke Energy Florida entered into a Decommissioning Services Agreement for the accelerated decommissioning of the Crystal River Unit 3 nuclear power station located in Citrus County, Florida, with ADP CR3, LLC and ADP SF1, LLC, each of which is a wholly owned subsidiary of Accelerated Decommissioning Partners, LLC, a joint venture between NorthStar Group Services, Inc. and Orano USA LLC. Closing of this Agreement is contingent upon the approval of the NRC and FPSC. If approved, the decommissioning will be accelerated starting in 2020 and continuing through 2027, rather than the expected time frame under SAFSTOR of starting in 2067 and ending in 2074. Duke Energy Florida expects that the assets of the Nuclear Decommissioning Trust Fund will be sufficient to cover the contract price. On July 10, 2019, Duke Energy Florida petitioned the FPSC for approval of the Agreement. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Ohio
2017 Electric Security Plan
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an ESP. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases pending before the PUCO, including, but not limited to, its Electric Base Rate Case. Additionally, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation and Recommendation (Stipulation) with the PUCO resolving certain issues in this proceeding. The term of the ESP would be from June 1, 2018, to May 31, 2025, and included continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. The Stipulation established a regulatory model for the next seven years via the approval of the ESP and continued the current model for procuring supply for non-shopping customers, including recovery mechanisms. On December 19, 2018, the PUCO approved the Stipulation without material modification. Several parties filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. The PUCO issued its Second Entry on Rehearing on July 17, 2019, upholding its December 19, 2018 order and denying all assignments of error raised by the non-stipulating parties. The parties have the ability to appeal to the Ohio Supreme Court within 60 days of the July entry. Duke Energy Ohio cannot predict the outcome of this matter.
Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio requested an estimated annual increase of approximately $15 million and a return on equity of 10.4 percent. The application also included requests to continue certain current riders and establish new riders. On September 26, 2017, the PUCO staff filed a report recommending a revenue decrease between approximately $18 million and $29 million and a return on equity between 9.22 percent and 10.24 percent. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases pending before the PUCO. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO resolving numerous issues including those in this base rate proceeding. Major components of the Stipulation related to the base distribution rate case included a $19 million decrease in annual base distribution revenue with a return on equity unchanged from the current rate of 9.84 percent based upon a capital structure of 50.75 percent equity and 49.25 percent debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ended as these costs would be recovered through base rates. The Stipulation also renewed 14 existing riders, some of which were included in the company's ESP, and added two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the PowerForward Rider to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, began to reflect the lower federal income tax rate associated with the Tax Act with updates to customers’ bills beginning April 1, 2018. This change reduced electric revenue by approximately $20 million on an annualized basis. On December 19, 2018, the PUCO approved the Stipulation without material modification. New base rates were implemented effective January 2, 2019. Several parties filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. The PUCO issued its Second Entry on Rehearing on July 17, 2019, upholding its December 19, 2018 order and denying all assignments of error raised by the non-stipulating parties. The parties have the ability to appeal to the Ohio Supreme Court within 60 days of the July entry. Duke Energy Ohio cannot predict the outcome of this matter.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing price stabilization rider (Rider PSR) to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. Duke Energy Ohio sought deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR were put into effect. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO. Also, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation with the PUCO resolving numerous issues including those related to Rider PSR. The Stipulation activated Rider PSR for recovery of net costs incurred from January 1, 2018, through May 2025. On December 19, 2018, the PUCO approved the Stipulation without material modification. The PSR rider became effective April 1, 2019. Several parties filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. The PUCO issued its Second Entry on Rehearing on July 17, 2019, upholding its December 19, 2018 order and denying all assignments of error raised by the non-stipulating parties. The parties have the ability to appeal to the Ohio Supreme Court within 60 days of the July entry. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On July 23, 2019, an Ohio bill was signed into law that will be effective January 1, 2020. Among other things, the bill allows for recovery of prudently incurred costs, net of any revenues, for Ohio Investor-owned utilities that are participants under the OVEC power agreement. The recovery shall be through a non-bypassable rider that is to replace any existing recovery mechanism approved by the PUCO and will remain in place through 2030. The amounts recoverable from customers will be subject to an annual cap, with incremental costs that exceed such cap eligible for deferral and recovery subject to review. See Note 13 for additional discussion of Duke Energy Ohio's ownership interest in OVEC.
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
On December 21, 2018, Duke Energy Ohio filed an application to change its base rates and establish a new rider to implement the benefits of the Tax Act for natural gas customers. Duke Energy Ohio requested commission approval to implement the changes and rider effective April 1, 2019. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35 to 21 percent since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. The PUCO established a procedural schedule and testimony was filed on July 31, 2019. An evidentiary hearing will take place on August 7, 2019. Duke Energy Ohio cannot predict the outcome of this matter.
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
2014 Electric Security Plan
On May 30, 2018, the PUCO approved an extension of Duke Energy Ohio’s then-current ESP, including all terms and conditions thereof, excluding an extension of Duke Energy Ohio’s Rider DCI. Following rehearing, on July 25, 2018, the PUCO granted the request and allowed a continuing cap on recovery under Rider DCI. The orders were upheld on rehearing requested by OMA and OCC. The time period for parties to file for rehearing or appeal has expired.
In 2018, the OMA and OCC filed separate appeals of PUCO's approval of Duke Energy Ohio’s ESP with the Ohio Supreme Court, challenging PUCO's approval of Duke Energy Ohio’s Price Stability Rider as a placeholder and its Rider DCI to recover incremental revenue requirement for distribution capital since Duke Energy Ohio’s last base rate case. The Ohio Supreme Court issued an order on March 13, 2019, for the appellants to show cause why the appeals should not be dismissed as moot in light of the commission’s approval of Duke Energy Ohio’s current ESP. The OCC and OMA made the requested filings on March 20, 2019, and Duke Energy Ohio filed its response on March 27, 2019. Subsequent to OCC and OMA making the requested filings, the Ohio Supreme Court dismissed the appeals as moot on May 8, 2019.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC). On January 20, 2017, Duke Energy Ohio filed an amended application with the Ohio Power Siting Board (OPSB) for approval of one of two proposed routes. A public hearing was held on June 15, 2017. In April 2018, Duke Energy Ohio filed a motion with OPSB to establish a procedural schedule and filed supplemental information supporting its application. On December 18, 2018, the OPSB established a procedural schedule that included a local public hearing on March 21, 2019. An evidentiary hearing began on April 9, 2019, and concluded on April 11, 2019. Briefs were filed on May 13, 2019, and reply briefs were filed on June 10, 2019. If approved, construction of the pipeline extension is expected to be completed before the 2021/2022 winter season. Duke Energy Ohio expects a decision by the end of 2019. Duke Energy Ohio cannot predict the outcome of this matter.
2012 Natural Gas Rate Case/MGP Cost Recovery
As part of its 2012 natural gas base rate case, Duke Energy Ohio has approval to defer and recover costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio has made annual applications for recovery of these deferred costs. Duke Energy Ohio is currently recovering approximately $55 million in environmental remediation costs between 2009 through 2012 through a separate rider, Rider MGP. Duke Energy Ohio has made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas rate case. To date, the PUCO has not ruled on Duke Energy Ohio’s annual applications for the calendar years 2013 through 2017. On September 28, 2018, the staff of the PUCO issued a report recommending a disallowance of approximately $12 million of the $26 million in MGP remediation costs incurred between 2013 through 2017 that staff believes are not eligible for recovery. Staff interprets the PUCO’s 2012 Order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. On October 30, 2018, Duke Energy Ohio filed reply comments objecting to the staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. To date, the PUCO has not issued a procedural schedule and has not ruled on Duke Energy Ohio’s applications. On March 29, 2019, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2018 seeking recovery of approximately $20 million in remediation costs. On July 12, 2019, the staff recommended a disallowance of approximately $11 million for work that staff believes occurred in areas not authorized for recovery. Duke Energy Ohio cannot predict the outcome of this matter.
The 2012 PUCO order also contained conditional deadlines for completing the MGP environmental investigation and remediation costs at the MGP sites. Subsequent to the order, the deadline was extended to December 31, 2019. On May 10, 2019, Duke Energy Ohio filed an application requesting a continuation of its existing deferral authority for MGP remediation and investigation that must occur after December 31, 2019. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Natural Gas Base Rate Case
On August 31, 2018, Duke Energy Kentucky filed an application with the KPSC requesting an increase in natural gas base rates of approximately $11 million, an approximate 11.1 percent average increase across all customer classes. The increase was net of approximately $5 million in annual savings as a result of the Tax Act. The drivers for this case are capital invested since Duke Energy Kentucky’s last rate case in 2009. Duke Energy Kentucky also sought implementation of a Weather Normalization Adjustment Mechanism, amortization of regulatory assets and to implement the impacts of the Tax Act, prospectively. On January 30, 2019, Duke Energy Kentucky entered into a settlement agreement with the Attorney General of Kentucky, the only intervenor in the case. The settlement provided for an approximate $7 million increase in natural gas base revenue, a return on equity of 9.7 percent and approval of the proposed Weather Normalization Mechanism. A hearing was held on February 5, 2019. The commission issued its Order approving the settlement without material modification on March 27, 2019. Revised customer rates were effective April 1, 2019.
Duke Energy Kentucky Electric Base Rate Case
On August 1, 2019, Duke Energy Kentucky filed a notice with the KPSC of its intent to file a general electric rate case application no earlier than 30 days from the notice submittal date.
Duke Energy Indiana
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC, its first general rate case in Indiana in 16 years, for a rate increase for retail customers of approximately $395 million, which represents an approximate 15 percent increase in retail revenues. The rate increase is driven by strategic investments to generate cleaner electricity, improve reliability and serve a growing customer base. The request is premised upon a Duke Energy Indiana rate base of $10.2 billion as of December 31, 2018, and adjusted for projected changes through December 31, 2020. Hearings are expected to commence in early 2020, with rates to be effective by mid-2020. Duke Energy Indiana cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
Edwardsport Integrated Gasification Combined Cycle Plant
On September 20, 2018, Duke Energy Indiana, the Indiana Office of Utility Consumer Counselor, the Duke Industrial Group and Nucor Steel – Indiana entered into a settlement agreement to resolve IGCC ratemaking issues for calendar years 2018 and 2019. The agreement will remain in effect until new rates are established in Duke Energy Indiana's next base rate case, which was filed on July 2, 2019, with rates to be effective in mid-2020. An evidentiary hearing was held in December 2018, and on June 5, 2019, the IURC issued an Order approving the 2018 Settlement Agreement.
Piedmont
North Carolina Integrity Management Rider Filing
On April 30, 2019, Piedmont filed a petition under the IMR mechanism to update rates, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending March 31, 2019. The NCUC approved the petition on May 29, 2019, and rates became effective June 1, 2019. The effect of the update was an increase to annual revenues of approximately $9 million.
Tennessee Integrity Management Rider Filing
In November 2018, Piedmont filed a petition with the TPUC under the IMR mechanism to collect an additional $3 million in annual revenues, effective January 2019, based on the eligible capital investments closed to integrity and safety projects over the 12-month period ending October 31, 2018. A hearing on the matter was held on March 11, 2019. On May 20, 2019, the TPUC approved Piedmont's IMR application as filed and revised customer rates were effective June 1, 2019.
2019 North Carolina Rate Case
On April 1, 2019, Piedmont filed an application with the NCUC, its first general rate case in North Carolina in six years, for a rate increase for retail customers of approximately $83 million, which represents an approximate 9 percent increase in retail revenues. The rate increase is driven by significant infrastructure upgrade investments (plant additions) since the last general rate case, offset by savings that customers will begin receiving due to federal and state tax reform. Approximately half of the plant additions being rolled into rate base are categories of plant investment not covered under the IMR mechanism, which was originally approved as part of the 2013 North Carolina Rate Case. An evidentiary hearing is scheduled to begin on August 19, 2019, and a decision and revised customer rates are expected by the end of 2019. Piedmont cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
ACP is the subject of challenges in state and federal courts and agencies, including, among others, challenges of the project’s biological opinion (BiOp) and incidental take statement (ITS), crossings of the Blue Ridge Parkway, the Appalachian Trail, and the Monongahela and George Washington National Forests, the project’s U.S. Army Corps of Engineers (USACE) 404 permit, the Virginia conditional 401 water quality certification, the project's air permit for a compressor station at Buckingham, Virginia, the FERC Environmental Impact Statement order and the FERC order approving the Certificate of Public Convenience and Necessity. Each of these challenges alleges non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the project is permitted to proceed. Since December 2018, notable developments in these challenges include a stay in December 2018 issued by the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) and the same court's ultimate vacatur of the project's BiOp and ITS (which stay has halted most project construction activity), a Fourth Circuit decision vacating the project's permits to cross the Monongahela and George Washington National Forests and the Appalachian Trail, the Fourth Circuit's remand to USACE of ACP's Huntington District 404 verification and the Fourth Circuit’s remand to the National Park Service of the ACP’s Blue Ridge Parkway right-of-way. ACP is vigorously defending these challenges and coordinating with the federal and state authorities which are the direct parties to the challenges. The Solicitor General of the United States and ACP filed petitions for certiorari to the Supreme Court of the United States on June 25, 2019, regarding the Appalachian Trail crossing and anticipate a decision in October 2019 from the Supreme Court of the United States as to whether it will hear the case. ACP is also evaluating possible legislative remedies to this issue. On July 26, 2019, the Fourth Circuit issued an order vacating ACP's BiOp and ITS, finding that the U.S. Fish and Wildlife Service (FWS) had reached arbitrary conclusions in issuing the vacated BiOp and ITS. In anticipation of such an order by the Fourth Circuit, ACP and the FWS commenced work in mid-May of 2019 to set the basis for a reissued BiOp and ITS. ACP continues coordinating and working with FWS and other parties in preparation for a reissuance of the BiOp and ITS.
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
During the six months ended June 30, 2018, Duke Energy recorded an OTTI of $55 million within Equity in earnings of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Income. The charge represented the excess carrying value over the estimated fair value of the project, which was based on a Level 3 Fair Value measurement that was determined from the income approach using discounted cash flows. The impairment was primarily due to actions taken by the courts and regulators to uphold the NYSDEC's denial of the certification and uncertainty associated with the remaining legal and regulatory challenges.
See Note 13 for additional information related to ownership interest and carrying value of the investment.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Potential Coal Plant Retirements
The Subsidiary Registrants periodically file IRPs with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina and Indiana earlier than their current estimated useful lives. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2019, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	156
Duke Energy Indiana
Gallagher Units 2 and 4(b)	280	118
Gibson Units 1-5(c)	3,132	1,960
Cayuga Units 1-2(c)	1,005	983
Total Duke Energy	5,002	$3,217

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters.

(c)
On July 1, 2019, Duke Energy Indiana filed its 2018 IRP with the IURC. The 2018 IRP included scenarios evaluating the potential retirement of coal-fired generating units at Gibson and Cayuga. The rate case filed July 2, 2019, includes proposed depreciation rates reflecting retirement dates from 2026 to 2038.

Refer to the "Western Carolinas Modernization Plan" discussion above for details of Duke Energy Progress' planned retirements.
4. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, coal ash and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Duke Energy Registrants. The following environmental matters impact all Duke Energy Registrants.
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

	Six Months Ended June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$77	$11	$11	$4	$6	$48	$5	$2
Provisions/adjustments	9	4	3	2	1	2	—	—
Cash reductions	(22)	(3)	(1)	(1)	—	(18)	—	—
Balance at end of period	$64	$12	$13	$5	$7	$32	$5	$2

	Six Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$81	$10	$15	$3	$12	$47	$5	$2
Provisions/adjustments	1	2	2	2	(1)	(3)	1	—
Cash reductions	(14)	(1)	(2)	(1)	(1)	(9)	(1)	—
Balance at end of period	$68	$11	$15	$4	$10	$35	$5	$2

Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$51
Duke Energy Carolinas	12
Duke Energy Ohio	29
Piedmont	2
LITIGATION
Duke Energy Carolinas and Duke Energy Progress
NCDEQ Closure Litigation
The Coal Ash Act requires CCR surface impoundments in North Carolina to be closed, with the closure method and timing based on a risk ranking classification determined by legislation or state regulators. The NCDEQ previously classified the impoundments at Allen, Belews Creek, Rogers, Marshall, Mayo and Roxboro as low risk and Duke Energy expected to close those sites through a combination of a cap system and a groundwater monitoring system. However, on April 1, 2019, NCDEQ issued a closure determination (NCDEQ's April 1 Order) requiring Duke Energy Carolinas and Duke Energy Progress to excavate all remaining coal ash impoundments at these facilities. On April 26, 2019, Duke Energy Carolinas and Duke Energy Progress filed Petitions for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. On May 9, 2019, NCDEQ issued a supplemental order requiring that closure plans be submitted on December 31, 2019, but providing that the corrective action plans are not due until March 31, 2020. Duke Energy Carolinas and Duke Energy Progress filed amended petitions on May 24, 2019, incorporating the May 9, 2019 order.
On June 14, 2019, NCDEQ filed a motion to dismiss several claims in Duke Energy Carolinas' and Duke Energy Progress' appeals. On August 2, 2019, the court entered an order granting NCDEQ's motion to dismiss several of the claims. The lawsuit will proceed on the remaining issues, including whether the NCDEQ's decision was arbitrary and capricious. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Superior Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. On May 14, 2019, the court granted an extension of stay, until September 15, 2019, to allow the parties to discuss potential resolution. If the case is not fully resolved at that time, litigation will resume. The trial is now scheduled for February 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

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
The court issued orders in 2016 granting Motions for Partial Summary Judgment for seven of the 14 North Carolina plants named in the enforcement actions. On February 13, 2017, the court issued an order denying motions for partial summary judgment brought by both the environmental groups and Duke Energy Carolinas and Duke Energy Progress for the remaining seven plants. On March 15, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Notice of Appeal with the North Carolina Court of Appeals to challenge the trial court’s order. The parties were unable to reach an agreement at mediation in April 2017 and submitted briefs to the trial court on remaining issues to be tried. On August 1, 2018, the Court of Appeals dismissed the appeal and the matter is proceeding before the trial court. In light of the NCDEQ's April 1 Order, on April 29, 2019, the court decided to stay any activity in the case until August 2019, at which time the court will hold another status conference. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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
On May 8, 2018, on motion from Duke Energy Progress, the court ordered trial in both of the above matters to be consolidated. On April 5, 2019, Duke Energy Progress filed a motion to stay the case following the NCDEQ’s April 1 Order. On August 2, 2019, the court ordered that this case is stayed and shall remain stayed pending further order from the court.
On December 5, 2017, various parties filed a federal citizen suit in the U.S. District Court for the Middle District of North Carolina for alleged violations at Duke Energy Carolinas' Belews Creek under the CWA. Duke Energy Carolinas' answer to the complaint was filed on August 27, 2018. On October 10, 2018, Duke Energy Carolinas filed Motions to Dismiss for lack of standing, Motion for Judgment on the Pleadings and Motion to Stay Discovery. On January 9, 2019, the court entered an order denying Duke Energy Carolinas' motion to stay discovery. There has been no ruling on the other pending motions. On April 5, 2019, Duke Energy Carolinas filed a motion to stay the case following the NCDEQ’s April 1 Order. On August 2, 2019, the court ordered that this case is stayed and shall remain stayed pending further order from the court.
Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these matters.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2019, there were 145 asserted claims for non-malignant cases with cumulative relief sought of up to $38 million, and 50 asserted claims for malignant cases with cumulative relief sought of up to $16 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $607 million at June 30, 2019, and $630 million at December 31, 2018. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2038 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2038 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $764 million in excess of the self-insured retention. Receivables for insurance recoveries were $739 million at June 30, 2019, and December 31, 2018. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On June 18, 2018, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims for damages incurred for the period 2014 through 2018. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage in the amount of $100 million and $203 million for Duke Energy Progress and Duke Energy Florida, respectively. Discovery is ongoing and a trial is expected to occur in 2020.
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
On August 1, 2019, Duke Energy Florida and Fluor reached a settlement to resolve the pending litigation and other outstanding issues related to completing the Citrus County combined-cycle plant. The terms of the settlement will not have a material impact on Duke Energy Florida's results of operations, cash flows or financial position.
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

(in millions)	June 30, 2019	December 31, 2018
Reserves for Legal Matters
Duke Energy	$64	$65
Duke Energy Carolinas	7	9
Progress Energy	55	54
Duke Energy Progress	14	12
Duke Energy Florida	24	24
Piedmont	1	1

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

FINANCIAL STATEMENTS	LEASES

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
Certain Duke Energy lease agreements include options for renewal and early termination. The intent to renew a lease varies depending on the lease type and asset. Renewal options that are reasonably certain to be exercised are included in the lease measurements. The decision to terminate a lease early is dependent on various economic factors. No termination options have been included in any of the lease measurements.
Duke Energy operates various renewable energy projects and sells the generated output to utilities, electric cooperatives, municipalities and commercial and industrial customers through long-term PPAs. In certain situations, these PPAs and the associated renewable energy projects qualify as operating leases. Rental income from these leases is accounted for as Nonregulated electric and other revenues in the Condensed Consolidated Statements of Operations. There are no minimum lease payments as all payments are contingent based on actual electricity generated by the renewable energy projects. Contingent lease payments were $72 million and $136 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, renewable energy projects owned by Duke Energy and accounted for as operating leases had a cost basis of $3,344 million and accumulated depreciation of $661 million. These assets are principally classified as nonregulated electric generation and transmission assets.

FINANCIAL STATEMENTS	LEASES

The following table presents the components of lease expense.

	Three Months Ended June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$73	$11	$40	$17	$23	$3	$5	$2
Short-term lease expense(a)	6	2	4	2	2	1	—	—
Variable lease expense(a)	10	4	5	2	3	—	—	—
Finance lease expense
Amortization of leased assets(b)	29	1	5	1	4	1	—	—
Interest on lease liabilities(c)	20	3	13	10	3	—	1	—
Total finance lease expense	49	4	18	11	7	1	1	—
Total lease expense	$138	$21	$67	$32	$35	$5	$6	$2

	Six Months Ended June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$145	$23	$82	$36	$46	$6	$10	$3
Short-term lease expense(a)	13	4	7	3	4	1	1	—
Variable lease expense(a)	21	12	7	3	4	—	—	—
Finance lease expense
Amortization of leased assets(b)	56	2	8	2	6	1	—	—
Interest on lease liabilities(c)	37	7	19	14	5	—	1	—
Total finance lease expense	93	9	27	16	11	1	1	—
Total lease expense	$272	$48	$123	$58	$65	$8	$12	$3

(a)	Included in Operations, maintenance and other or, for barges and railcars, Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations.

(b)	Included in Depreciation and amortization on the Condensed Consolidated Statements of Operations.

(c)	Included in Interest Expense on the Condensed Consolidated Statements of Operations.
The following table presents rental expense for operating leases, as reported under the old lease standard. These amounts are included in Operation, maintenance and other and Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations.

(in millions)	Year Ended December 31, 2018
Duke Energy	$268
Duke Energy Carolinas	49
Progress Energy	143
Duke Energy Progress	75
Duke Energy Florida	68
Duke Energy Ohio	13
Duke Energy Indiana	21
Piedmont	11

FINANCIAL STATEMENTS	LEASES

The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	Twelve Months Ended June 30,
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2020	$279	$33	$129	$51	$78	$2	$6	$5
2021	239	28	112	52	60	2	5	5
2022	199	19	94	40	54	2	4	5
2023	190	18	95	40	55	2	4	5
2024	178	15	96	41	55	2	4	5
Thereafter	1,055	61	513	306	207	22	65	7
Total operating lease payments	2,140	174	1,039	530	509	32	88	32
Less: present value discount	(425)	(30)	(192)	(117)	(75)	(10)	(28)	(3)
Total operating lease liabilities(a)	$1,715	$144	$847	$413	$434	$22	$60	$29

(a)	Certain operating lease payments include renewal options that are reasonably certain to be exercised.
The following table presents future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year, as reported under the old lease standard.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2019	$239	$33	$97	$49	$48	$2	$6	$5
2020	219	29	90	46	44	2	5	5
2021	186	19	79	37	42	2	4	5
2022	170	19	76	34	42	2	4	5
2023	160	17	77	35	42	2	5	6
Thereafter	1,017	68	455	314	141	23	66	11
Total	$1,991	$185	$874	$515	$359	$33	$90	$37

The following table presents finance lease maturities and a reconciliation of the undiscounted cash flows to finance lease liabilities.

	Twelve Months Ended June 30,
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
2020	$177	$19	$69	$44	$25	$1
2021	183	17	69	44	25	1
2022	180	14	69	44	25	1
2023	171	14	69	44	25	1
2024	172	14	64	44	20	1
Thereafter	847	191	560	547	13	28
Total finance lease payments	1,730	269	900	767	133	33
Less: amounts representing interest	(708)	(162)	(483)	(457)	(26)	(23)
Total finance lease liabilities	$1,022	$107	$417	$310	$107	$10

FINANCIAL STATEMENTS	LEASES

The following table presents future minimum lease payments under finance leases, as reported under the old lease standard.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2019	$170	$20	$45	$20	$25	$2	$1
2020	174	20	46	21	25	—	1
2021	177	15	45	20	25	—	1
2022	165	15	45	21	24	—	1
2023	165	15	45	21	24	—	1
Thereafter	577	204	230	209	21	—	27
Minimum annual payments	1,428	289	456	312	144	2	32
Less: amount representing interest	(487)	(180)	(205)	(175)	(30)	—	(22)
Total	$941	$109	$251	$137	$114	$2	$10

The following tables contain additional information related to leases.

		June 30, 2019

			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,735	$141	$839	$407	$432	$22	$60	$26
Finance	Net property, plant and equipment	1,013	122	423	309	114	—	10	—
Total lease assets		$2,748	$263	$1,262	$716	$546	$22	$70	$26
Liabilities
Current
Operating	Other current liabilities	$213	$27	$100	$36	$64	$1	$4	$4
Finance	Current maturities of long-term debt	115	6	23	6	17	—	—	—
Noncurrent
Operating	Operating lease liabilities	1,502	117	747	377	370	21	56	25
Finance	Long-Term Debt	907	101	394	304	90	—	10	—
Total lease liabilities		$2,737	$251	$1,264	$723	$541	$22	$70	$29

FINANCIAL STATEMENTS	LEASES

	Six Months Ended June 30, 2019

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$136	$15	$60	$23	$37	$1	$3	$5
Operating cash flows from finance leases	37	7	19	14	5	—	1	—
Financing cash flows from finance leases	56	2	8	2	6	1	—	—

Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating(b)	$78	$2	$30	$30	$—	$—	$—	$1
Finance	175	—	175	175	—	—	—	—

(a)	No amounts were classified as investing cash flows from operating leases for the six months ended June 30, 2019.

(b)	Does not include ROU assets recorded as a result of the adoption of the new lease standard.

	June 30, 2019

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted-average remaining lease term (years)
Operating leases	11	9	10	12	9	18	19	6
Finance leases	16	19	17	18	12	—	27	—
Weighted-average discount rate(a)
Operating leases	3.9%	3.7%	3.8%	3.8%	3.7%	4.2%	4.1%	3.6%
Finance leases	7.9%	12.9%	11.8%	12.4%	8.3%	—%	11.9%	—%

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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

				Six Months Ended June 30, 2019
					Duke	Duke	Duke
	Maturity	Interest		Duke	Energy	Energy	Energy
Issuance Date	Date	Rate		Energy	(Parent)	Progress	Ohio	Piedmont
Unsecured Debt
March 2019(a)	March 2022	3.251%	(b)	$300	$300	$—	$—	$—
March 2019(a)	March 2022	3.227%		300	300	—	—	—
May 2019(e)	June 2029	3.500%		600	—	—	—	600
June 2019(a)	June 2029	3.400%		600	600	—	—	—
June 2019(a)	June 2049	4.200%		600	600	—	—	—
First Mortgage Bonds
January 2019(c)	February 2029	3.650%		400	—	—	400	—
January 2019(c)	February 2049	4.300%		400	—	—	400	—
March 2019(d)	March 2029	3.450%		600	—	600	—	—
Total issuances				$3,800	$1,800	$600	$800	$600

(a)	Debt issued to pay down short-term debt and for general corporate purposes.

(b)	Debt issuance has a floating interest rate.

(c)	Debt issued to repay at maturity $450 million first mortgage bonds due April 2019, pay down short-term debt and for general corporate purposes.

(d)	Debt issued to fund eligible green energy projects in the Carolinas.

(e)	Debt issued to repay in full the outstanding $350 million Piedmont unsecured term loan due September 2019, pay down short-term debt and for general corporate purposes.
In June 2019, Duke Energy Kentucky priced $210 million of unsecured debentures of which $95 million carry a fixed interest rate of 3.23 percent and mature October 2025, $75 million carry a fixed interest rate of 3.56 percent and mature October 2029, and $40 million carry a fixed interest rate of 4.32 percent and mature July 2049. The $40 million tranche closed and funded in July 2019, and the remaining tranches are expected to close in September 2019 upon receipt of necessary regulatory approvals. The proceeds will be used to refinance Duke Energy Kentucky's $100 million, 4.65 percent debentures maturing October 2019, to pay down short-term intercompany debt and for general corporate purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	June 30, 2019
Unsecured Debt
Duke Energy (Parent)	September 2019	5.050%	$500
Duke Energy Kentucky	October 2019	4.650%	100
Progress Energy	December 2019	4.875%	350
Duke Energy (Parent)	June 2020	2.100%	330
First Mortgage Bonds
Duke Energy Florida	January 2020	1.850%	250
Duke Energy Florida	April 2020	4.550%	250
Duke Energy Carolinas	June 2020	4.300%	450
Other(a)			468
Current maturities of long-term debt			$2,698

(a)    Includes finance lease obligations, amortizing debt and small bullet maturities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

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

	June 30, 2019
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,750	$1,250	$800	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(3,420)	(1,009)	(1,099)	(276)	(474)	(236)	(326)	—
Outstanding letters of credit	(53)	(45)	(4)	(2)	—	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity under the Master Credit Facility	$3,946	$1,596	$397	$722	$326	$214	$193	$498

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Other Credit Facilities

	June 30, 2019
(in millions)	Facility size	Amount drawn
Duke Energy (Parent) Three-Year Revolving Credit Facility(a)	$1,000	$500
Duke Energy Progress Term Loan Facility(b)	700	700

(a)	In May 2019, Duke Energy (Parent) extended the termination date to May 2022.

(b)	$650 million was drawn under the term loan in January and February 2019.
In May 2019, the $350 million Piedmont term loan was paid off in full with proceeds from the $600 million Piedmont debt offering.

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS

7. ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants record AROs when there is a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded AROs.
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$5,807	$2,401	$3,265	$2,739	$526	$—	$—	$—
Closure of ash impoundments	6,498	2,894	2,858	2,839	19	47	699	—
Other	323	47	70	38	32	42	20	19
Total ARO	$12,628	$5,342	$6,193	$5,616	$577	$89	$719	$19
Less: current portion	739	203	416	413	3	6	115	—
Total noncurrent ARO	$11,889	$5,139	$5,777	$5,203	$574	$83	$604	$19
(a)    Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
ARO Liability Rollforward
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2018(a)	$10,467	$3,949	$5,411	$4,820	$591	$93	$722	$19
Accretion expense(b)	245	111	124	111	13	2	14	—
Liabilities settled(c)	(404)	(155)	(225)	(197)	(28)	(6)	(17)	—
Revisions in estimates of cash flows(d)	2,320	1,437	883	882	1	—	—	—
Balance at June 30, 2019	$12,628	$5,342	$6,193	$5,616	$577	$89	$719	$19

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)	For the six months ended June 30, 2019, substantially all accretion expense relates to Duke Energy's regulated operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Primarily relates to ash impoundment closures.

(d)
Relates to increases in closure estimates for certain ash impoundments as a result of the NCDEQ's April 1 Order. See Note 4 for more information. The incremental amount recorded represents the discounted cash flows for estimated closure costs based upon the probability weightings of the potential closure methods as evaluated on a site-by-site basis.

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

(in millions)	June 30, 2019	December 31, 2018
Duke Energy	$6,327	$5,579
Duke Energy Carolinas	3,574	3,133
Duke Energy Progress	2,753	2,446

FINANCIAL STATEMENTS	GOODWILL

8. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2019, and December 31, 2018.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2019, and December 31, 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$197	$213	$409	$433
Indemnification coverages(b)	5	5	10	11
JDA revenue(c)	17	19	40	53
JDA expense(c)	20	19	113	73
Intercompany natural gas purchases(d)	3	4	7	8
Progress Energy
Corporate governance and shared service expenses(a)	$183	$206	$359	$397
Indemnification coverages(b)	10	9	19	17
JDA revenue(c)	20	19	113	73
JDA expense(c)	17	19	40	53
Intercompany natural gas purchases(d)	19	19	38	38
Duke Energy Progress
Corporate governance and shared service expenses(a)	$108	$126	$214	$244
Indemnification coverages(b)	4	3	8	6
JDA revenue(c)	20	19	113	73
JDA expense(c)	17	19	40	53
Intercompany natural gas purchases(d)	19	19	38	38
Duke Energy Florida
Corporate governance and shared service expenses(a)	$75	$80	$145	$153
Indemnification coverages(b)	6	6	11	11
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$83	$90	$168	$179
Indemnification coverages(b)	1	1	2	2
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$93	$96	$190	$197
Indemnification coverages(b)	1	2	3	4
Piedmont
Corporate governance and shared service expenses(a)	$37	$40	$69	$76
Indemnification coverages(b)	—	—	1	1
Intercompany natural gas sales(d)	22	23	45	46
Natural gas storage and transportation costs(e)	6	6	11	12

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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2019
Intercompany income tax receivable	$—	$25	$—	$—	$15	$—	$26
Intercompany income tax payable	76	—	41	19	—	1	—

December 31, 2018
Intercompany income tax receivable	$52	$47	$29	$—	$—	$8	$—
Intercompany income tax payable	—	—	—	16	3	—	45

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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three and six months ended June 30, 2019, and 2018, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$959	$—	$—	$—	$—	$—
Undesignated contracts	1,427	600	800	250	550	27
Total notional amount(a)	$2,386	$600	$800	$250	$550	$27

	December 31, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$923	$—	$—	$—	$—	$—
Undesignated contracts	1,721	300	1,200	650	550	27
Total notional amount(a)	$2,644	$300	$1,200	$650	$550	$27

(a)
Duke Energy includes amounts related to consolidated VIEs of $659 million in cash flow hedges as of June 30, 2019, and $422 million in cash flow hedges and $194 million in undesignated contracts as of December 31, 2018.

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

	June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electricity (GWh)	33,135	—	—	—	—	3,514	29,621	—
Natural gas (millions of dekatherms)	740	133	173	173	—	—	4	430

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electricity (GWh)	15,286	—	—	—	—	1,786	13,500	—
Natural gas (millions of dekatherms)	739	121	169	166	3	—	1	448

U.S. EQUITY SECURITIES RISK
In May 2019, Duke Energy Florida entered into a Decommissioning Services Agreement for the accelerated decommissioning of Crystal River Unit 3 with ADP CR3, LLC and ADP SF1, LLC. The accelerated decommissioning of Crystal River Unit 3 is subject to the approval of the NRC and the FPSC. Duke Energy Florida executed U.S. equity option collars within the NDTF in May 2019 to preserve the U.S. equity portfolio value in the Duke Energy Florida NDTF in the event the accelerated decommissioning is approved. These option collars were executed as a purchase of a put option and the sale of a call option on certain U.S. equity index funds. The put and call options create a collar to guarantee a minimum and maximum investment value for the Duke Energy Florida NDTF U.S. equity portfolio. The put and call options were entered into at zero-cost, with the price to purchase the puts offset entirely by the funds received to sell the calls. As of June 30, 2019, the aggregate notional amount of both the put and call options was 305,000 units in U.S. equity security index funds. The derivative balances associated with these equity options are immaterial as of June 30, 2019. The options are not designated as hedging instruments. Substantially all of Duke Energy Florida’s NDTF qualifies for regulatory accounting. With regulatory accounting, the mark-to-market gains or losses on the options are deferred as regulatory liabilities or regulatory assets, respectively.

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

Derivative Assets	June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$37	$—	$—	$—	$—	$7	$29	$2
Total Derivative Assets – Commodity Contracts	$37	$—	$—	$—	$—	$7	$29	$2
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	1	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$1	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$38	$—	$—	$—	$—	$7	$29	$2

Derivative Liabilities	June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$64	$31	$24	$24	$—	$—	$2	$7
Noncurrent	140	8	24	9	—	—	—	107
Total Derivative Liabilities – Commodity Contracts	$204	$39	$48	$33	$—	$—	$2	$114
Interest Rate Contracts
Designated as Hedging Instruments
Current	$4	$—	$—	$—	$—	$—	$—	$—
Noncurrent	32	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	86	54	31	2	29	1	—	—
Noncurrent	16	—	11	—	10	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$138	$54	$42	$2	$39	$6	$—	$—
Total Derivative Liabilities	$342	$93	$90	$35	$39	$6	$2	$114

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$35	$2	$2	$2	$—	$6	$23	$3
Noncurrent	4	1	2	2	—	—	—	—
Total Derivative Assets – Commodity Contracts	$39	$3	$4	$4	$—	$6	$23	$3
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	2	—	—	—	—	—	—	—
Noncurrent	12	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$18	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$57	$3	$4	$4	$—	$6	$23	$3

Derivative Liabilities	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$33	$14	$10	$5	$6	$—	$—	$8
Noncurrent	158	10	15	6	—	—	—	133
Total Derivative Liabilities – Commodity Contracts	$191	$24	$25	$11	$6	$—	$—	$141
Interest Rate Contracts
Designated as Hedging Instruments
Current	$12	$—	$—	$—	$—	$—	$—	$—
Noncurrent	6	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	23	9	13	11	2	1	—	—
Noncurrent	10	—	6	5	1	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$51	$9	$19	$16	$3	$5	$—	$—
Total Derivative Liabilities	$242	$33	$44	$27	$9	$5	$—	$141

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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$37	$—	$—	$—	$—	$7	$29	$2
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$37	$—	$—	$—	$—	$7	$29	$2
Noncurrent
Gross amounts recognized	$1	$—	$—	$—	$—	$—	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$1	$—	$—	$—	$—	$—	$—	$—

Derivative Liabilities	June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$154	$85	$55	$26	$29	$1	$2	$7
Gross amounts offset	(1)	—	(1)	(1)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$153	$85	$54	$25	$29	$1	$2	$7
Noncurrent
Gross amounts recognized	$188	$8	$35	$9	$10	$5	$—	$107
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$188	$8	$35	$9	$10	$5	$—	$107

Derivative Assets	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$38	$2	$2	$2	$—	$6	$23	$3
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$35	$—	$—	$—	$—	$6	$23	$3
Noncurrent
Gross amounts recognized	$19	$1	$2	$2	$—	$—	$—	$—
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$68	$23	$23	$16	$8	$1	$—	$8
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$64	$21	$21	$14	$8	$1	$—	$8
Noncurrent
Gross amounts recognized	$174	$10	$21	$11	$1	$4	$—	$133
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$171	$9	$19	$9	$1	$4	$—	$133

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

	June 30, 2019
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$67	$34	$33	$33
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	67	34	33	33

	December 31, 2018
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$44	$19	$25	$25
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	44	19	25	25

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

Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2019, and December 31, 2018.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$114	$—	$—	$88
Equity securities	3,076	36	5,178	2,402	95	4,475
Corporate debt securities	30	1	571	4	13	566
Municipal bonds	10	—	318	1	4	353
U.S. government bonds	34	1	1,270	14	12	1,076
Other debt securities	3	1	152	—	2	148
Total NDTF Investments	$3,153	$39	$7,603	$2,421	$126	$6,706
Other Investments
Cash and cash equivalents	$—	$—	$49	$—	$—	$22
Equity securities	49	—	112	36	1	99
Corporate debt securities	2	—	60	—	2	60
Municipal bonds	3	1	90	—	1	85
U.S. government bonds	2	—	51	1	—	45
Other debt securities	—	—	65	—	1	58
Total Other Investments	$56	$1	$427	$37	$5	$369
Total Investments	$3,209	$40	$8,030	$2,458	$131	$7,075

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2019, and 2018, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
FV-NI:
Realized gains	$66	$47	$101	$66
Realized losses	63	31	93	44
AFS:
Realized gains	47	5	57	10
Realized losses	36	12	47	25

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$41	$—	$—	$29
Equity securities	1,671	9	2,883	1,309	54	2,484
Corporate debt securities	18	1	360	2	9	341
Municipal bonds	2	—	63	—	1	81
U.S. government bonds	17	1	556	5	8	475
Other debt securities	3	1	141	—	2	143
Total NDTF Investments	$1,711	$12	$4,044	$1,316	$74	$3,553

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2019, and 2018, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
FV-NI:
Realized gains	$44	$26	$67	$36
Realized losses	48	17	69	22
AFS:
Realized gains	16	4	25	9
Realized losses	11	8	21	18

PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$73	$—	$—	$59
Equity securities	1,405	27	2,295	1,093	41	1,991
Corporate debt securities	12	—	211	2	4	225
Municipal bonds	8	—	255	1	3	272
U.S. government bonds	17	—	714	9	4	601
Other debt securities	—	—	11	—	—	5
Total NDTF Investments	$1,442	$27	$3,559	$1,105	$52	$3,153
Other Investments
Cash and cash equivalents	$—	$—	$47	$—	$—	$17
Municipal bonds	3	—	50	—	—	47
Total Other Investments	$3	$—	$97	$—	$—	$64
Total Investments	$1,445	$27	$3,656	$1,105	$52	$3,217

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2019, and 2018, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
FV-NI:
Realized gains	$22	$21	$34	$30
Realized losses	15	14	24	22
AFS:
Realized gains	30	1	31	1
Realized losses	25	4	26	7
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$42	$—	$—	$46
Equity securities	1,092	24	1,886	833	30	1,588
Corporate debt securities	12	—	211	2	3	171
Municipal bonds	8	—	255	1	3	271
U.S. government bonds	16	—	429	6	3	415
Other debt securities	—	—	11	—	—	3
Total NDTF Investments	$1,128	$24	$2,834	$842	$39	$2,494
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$6
Total Other Investments	$—	$—	$2	$—	$—	$6
Total Investments	$1,128	$24	$2,836	$842	$39	$2,500

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2019, and 2018, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
FV-NI:
Realized gains	$7	$17	$17	$25
Realized losses	7	12	15	20
AFS:
Realized gains	1	1	2	1
Realized losses	1	3	2	5

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$31	$—	$—	$13
Equity securities	313	3	409	260	11	403
Corporate debt securities	—	—	—	—	1	54
Municipal bonds	—	—	—	—	—	1
U.S. government bonds	1	—	285	3	1	186
Other debt securities	—	—	—	—	—	2
Total NDTF Investments(a)	$314	$3	$725	$263	$13	$659
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$1
Municipal bonds	3	—	50	—	—	47
Total Other Investments	$3	$—	$52	$—	$—	$48
Total Investments	$317	$3	$777	$263	$13	$707

(a)	During the six months ended June 30, 2019, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2019, and 2018, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
FV-NI:
Realized gains	$15	$4	$17	$5
Realized losses	8	2	9	2
AFS:
Realized gains	29	—	29	—
Realized losses	24	1	24	2

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	June 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$37	$—	$74	$29	$—	$67
Corporate debt securities	—	—	7	—	—	8
Municipal bonds	—	1	34	—	1	33
U.S. government bonds	—	—	1	—	—	—
Total Investments	$37	$1	$116	$29	$1	$108

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2019, and 2018, were insignificant.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	June 30, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$365	$43	$315	$29	$286	$4
Due after one through five years	527	213	265	257	8	15
Due after five through 10 years	499	242	203	192	11	4
Due after 10 years	1,186	622	458	428	30	19
Total	$2,577	$1,120	$1,241	$906	$335	$42

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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the six months ended June 30, 2019, and 2018.
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

	June 30, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$5,178	$5,119	$—	$—	$59
NDTF debt securities	2,425	870	1,555	—	—
Other equity securities	112	112	—	—	—
Other debt securities	315	99	216	—	—
Derivative assets	38	3	—	35	—
Total assets	8,068	6,203	1,771	35	59
Derivative liabilities	(342)	(12)	(216)	(114)	—
Net assets (liabilities)	$7,726	$6,191	$1,555	$(79)	$59

	December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,475	$4,410	$—	$—	$65
NDTF debt securities	2,231	576	1,655	—	—
Other equity securities	99	99	—	—	—
Other debt securities	270	67	203	—	—
Derivative assets	57	4	25	28	—
Total assets	7,132	5,156	1,883	28	65
Derivative liabilities	(242)	(11)	(90)	(141)	—
Net assets (liabilities)	$6,890	$5,145	$1,793	$(113)	$65

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$(115)	$(124)	$(113)	$(114)
Purchases, sales, issuances and settlements:
Purchases	38	56	38	56
Settlements	(11)	(15)	(23)	(29)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	9	(14)	19	(10)
Balance at end of period	$(79)	$(97)	$(79)	$(97)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,883	$2,824	$—	$59
NDTF debt securities	1,161	250	911	—
Total assets	4,044	3,074	911	59
Derivative liabilities	(93)	—	(93)	—
Net assets	$3,951	$3,074	$818	$59

	December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,484	$2,419	$—	$65
NDTF debt securities	1,069	149	920	—
Derivative assets	3	—	3	—
Total assets	3,556	2,568	923	65
Derivative liabilities	(33)	—	(33)	—
Net assets	$3,523	$2,568	$890	$65

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,295	$2,295	$—	$1,991	$1,991	$—
NDTF debt securities	1,264	620	644	1,162	427	735
Other debt securities	97	47	50	64	17	47
Derivative assets	—	—	—	4	—	4
Total assets	3,656	2,962	694	3,221	2,435	786
Derivative liabilities	(90)	—	(90)	(44)	—	(44)
Net assets	$3,566	$2,962	$604	$3,177	$2,435	$742

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,886	$1,886	$—	$1,588	$1,588	$—
NDTF debt securities	948	304	644	906	294	612
Other debt securities	2	2	—	6	6	—
Derivative assets	—	—	—	4	—	4
Total assets	2,836	2,192	644	2,504	1,888	616
Derivative liabilities	(35)	—	(35)	(27)	—	(27)
Net assets	$2,801	$2,192	$609	$2,477	$1,888	$589

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$409	$409	$—	$403	$403	$—
NDTF debt securities	316	316	—	256	133	123
Other debt securities	52	2	50	48	1	47
Total assets	777	727	50	707	537	170
Derivative liabilities	(39)	—	(39)	(9)	—	(9)
Net assets	$738	$727	$11	$698	$537	$161

DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at June 30, 2019, and December 31, 2018.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2019				December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$74	$74	$—	$—	$67	$67	$—	$—
Other debt securities	42	—	42	—	41	—	41	—
Derivative assets	29	1	—	28	23	1	—	22
Total assets	$145	$75	$42	$28	$131	$68	$41	$22
Derivative liabilities	(2)	(2)	—	—	—	—	—	—
Net assets	$143	$73	$42	$28	$131	$68	$41	$22

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$5	$7	$22	$27
Purchases, sales, issuances and settlements:
Purchases	29	49	29	49
Settlements	(9)	(14)	(19)	(28)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	3	2	(4)	(4)
Balance at end of period	$28	$44	$28	$44

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Derivative assets	$2	$2	$—	$3	3	—
Derivative liabilities	(114)	—	(114)	(141)	—	(141)
Net (liabilities) assets	$(112)	$2	$(114)	$(138)	$3	$(141)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$(121)	$(132)	$(141)	$(142)
Total gains (losses) and settlements	7	(18)	27	(8)
Balance at end of period	$(114)	$(150)	$(114)	$(150)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2019
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$7	RTO auction pricing	FTR price – per MWh	$0.36	-	$3.13
Duke Energy Indiana
FTRs	28	RTO auction pricing	FTR price – per MWh	(0.59)	-	7.61
Piedmont
Natural gas contracts	(114)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.96	-	3.21
Duke Energy
Total Level 3 derivatives	$(79)

	December 31, 2018
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$6	RTO auction pricing	FTR price – per MWh	$1.19	-	$4.59
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(2.07)	-	8.27
Piedmont
Natural gas contracts	(141)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.87	-	2.95
Duke Energy
Total Level 3 derivatives	$(113)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	June 30, 2019		December 31, 2018
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$57,040	$60,667	$54,529	$54,534
Duke Energy Carolinas	10,964	12,300	10,939	11,471
Progress Energy	19,199	21,408	18,911	19,885
Duke Energy Progress	9,049	9,707	8,204	8,300
Duke Energy Florida	7,213	8,173	7,321	7,742
Duke Energy Ohio	2,509	2,779	2,165	2,239
Duke Energy Indiana	3,723	4,363	3,782	4,158
Piedmont	2,384	2,576	2,138	2,180

(a)
Book value of long-term debt includes $1.5 billion as of June 30, 2019, and $1.6 billion as of December 31, 2018, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

At both June 30, 2019, and December 31, 2018, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2019, and the year ended December 31, 2018, or is expected to be provided in the future that was not previously contractually required.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	December 2020	December 2020	February 2021	April 2021
Credit facility amount	$350	$475	$325	$250
Amounts borrowed at June 30, 2019	328	475	325	250
Amounts borrowed at December 31, 2018	325	450	300	225
Restricted Receivables at June 30, 2019	484	671	518	472
Restricted Receivables at December 31, 2018	564	699	547	357

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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2019	December 31, 2018
Receivables of VIEs	$8	$5
Regulatory Assets: Current	52	52
Current Assets: Other	31	39
Other Noncurrent Assets: Regulatory assets	1,019	1,041
Current Liabilities: Other	10	10
Current maturities of long-term debt	54	53
Long-Term Debt	1,082	1,111

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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to renewables VIEs.

(in millions)	June 30, 2019	December 31, 2018
Current Assets: Other	$109	$123
Property, plant and equipment, cost	4,419	4,007
Accumulated depreciation and amortization	(769)	(698)
Other Noncurrent Assets: Other	289	261
Current maturities of long-term debt	178	174
Long-Term Debt	1,610	1,587
Other Noncurrent Liabilities: Asset Retirement Obligations	108	106
Other Noncurrent Liabilities: Other	222	212

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	June 30, 2019
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$45	$81
Investments in equity method unconsolidated affiliates	1,066	187	52	1,305	—	—
Total assets	$1,066	$187	$52	$1,305	$45	$81
Taxes accrued	(2)	—	—	(2)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	48	—	—	48	—	—
Other noncurrent liabilities	—	—	11	11	—	—
Total liabilities	$46	$—	$15	$61	$—	$—
Net assets	$1,020	$187	$37	$1,244	$45	$81

	December 31, 2018
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$93	$118
Investments in equity method unconsolidated affiliates	822	190	48	1,060	—	—
Total assets	$822	$190	$48	$1,060	$93	$118
Taxes accrued	(1)	—	—	(1)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	21	—	—	21	—	—
Other noncurrent liabilities	—	—	12	12	—	—
Total liabilities	$20	$—	$16	$36	$—	$—
Net assets	$802	$190	$32	$1,024	$93	$118

The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, including Duke Energy's guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is $790 million, which represents 47 percent of the outstanding borrowings under the credit facility as of June 30, 2019. For more information on various guarantees, refer to Note 4.
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
The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	June 30,	December 31,
Entity Name	Interest	2019	2018
ACP(a)	47%	$1,041	$797
Constitution	24%	25	25
Total		$1,066	$822

(a)	Duke Energy evaluated this investment for impairment as of June 30, 2019, and December 31, 2018, and determined that fair value approximated carrying value and therefore no impairment was necessary.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

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
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Receivables sold	$210	$269	$314	$336
Less: Retained interests	45	93	81	118
Net receivables sold	$165	$176	$233	$218

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Sales
Receivables sold	$429	$461	$1,004	$1,028	$676	$692	$1,410	$1,386
Loss recognized on sale	3	3	7	6	4	4	9	7
Cash flows
Cash proceeds from receivables sold	$448	$465	$1,045	$1,050	$680	$686	$1,438	$1,397
Collection fees received	1	1	1	1	1	1	1	1
Return received on retained interests	2	1	4	3	2	2	5	4

Cash flows from sales of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.

FINANCIAL STATEMENTS	REVENUE

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

	Remaining Performance Obligations
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Progress Energy	$63	$121	$87	$82	$39	$42	$434
Duke Energy Progress	4	9	9	9	9	9	49
Duke Energy Florida	59	112	78	73	30	33	385
Duke Energy Indiana	5	10	5	—	—	—	20

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

	Remaining Performance Obligations
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Piedmont	$34	$69	$65	$64	$61	$432	$725

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
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE

Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended June 30, 2019
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,304	$679	$1,243	$496	$747	$159	$225	$—
General	1,584	531	750	339	411	105	197	—
Industrial	759	289	231	164	67	36	201	—
Wholesale	527	109	351	309	42	9	59	—
Other revenues	187	68	99	44	55	25	27	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,361	$1,676	$2,674	$1,352	$1,322	$334	$709	$—

Gas Utilities and Infrastructure
Residential	$146	$—	$—	$—	$—	$64	$—	$82
Commercial	85	—	—	—	—	26	—	59
Industrial	29	—	—	—	—	3	—	24
Power Generation	—	—	—	—	—	—	—	13
Other revenues	22	—	—	—	—	2	—	19
Total Gas Utilities and Infrastructure revenue from contracts with customers	$282	$—	$—	$—	$—	$95	$—	$197

Commercial Renewables
Revenue from contracts with customers	$46	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$6	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$5,695	$1,676	$2,674	$1,352	$1,322	$429	$709	$197

Other revenue sources(a)	$178	$37	$70	$35	$31	$4	$5	$12
Total revenues	$5,873	$1,713	$2,744	$1,387	$1,353	$433	$714	$209

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,185	$659	$1,099	$452	$648	$181	$245	$—
General	1,481	501	678	300	377	110	188	—
Industrial	736	286	224	159	66	33	192	—
Wholesale	515	115	322	287	34	2	77	—
Other revenues	194	85	96	47	50	23	20	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,111	$1,646	$2,419	$1,245	$1,175	$349	$722	$—

Gas Utilities and Infrastructure
Residential	$153	$—	$—	$—	$—	$66	$—	$87
Commercial	87	—	—	—	—	28	—	59
Industrial	31	—	—	—	—	3	—	28
Power Generation	—	—	—	—	—	—	—	14
Other revenues	23	—	—	—	—	6	—	17
Total Gas Utilities and Infrastructure revenue from contracts with customers	$294	$—	$—	$—	$—	$103	$—	$205

Commercial Renewables
Revenue from contracts with customers	$47	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$15	$—	$—	$—	$—	$10	$—	$—
Total revenue from contracts with customers	$5,467	$1,646	$2,419	$1,245	$1,175	$462	$722	$205

Other revenue sources(a)	$176	$26	$79	$46	$28	$(3)	$16	$10
Total revenues	$5,643	$1,672	$2,498	$1,291	$1,203	$459	$738	$215

(a)
Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2019
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$4,674	$1,439	$2,357	$1,032	$1,325	$348	$531	$—
General	3,011	1,027	1,382	645	737	208	394	—
Industrial	1,470	555	453	325	128	69	391	—
Wholesale	1,068	228	704	624	80	23	113	—
Other revenues	359	146	271	169	102	41	44	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$10,582	$3,395	$5,167	$2,795	$2,372	$689	$1,473	$—

Gas Utilities and Infrastructure
Residential	$560	$—	$—	$—	$—	$176	$—	$384
Commercial	291	—	—	—	—	75	—	216
Industrial	77	—	—	—	—	10	—	66
Power Generation	—	—	—	—	—	—	—	26
Other revenues	85	—	—	—	—	10	—	75
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,013	$—	$—	$—	$—	$271	$—	$767

Commercial Renewables
Revenue from contracts with customers	$88	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$10	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$11,693	$3,395	$5,167	$2,795	$2,372	$960	$1,473	$767

Other revenue sources(a)	$343	$62	$149	$76	$67	$4	$9	$21
Total revenues	$12,036	$3,457	$5,316	$2,871	$2,439	$964	$1,482	$788

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$4,535	$1,440	$2,211	$968	$1,243	$361	$523	$—
General	2,856	973	1,309	599	710	206	366	—
Industrial	1,400	541	432	304	128	63	365	—
Wholesale	1,148	234	768	684	84	2	145	—
Other revenues	333	152	225	132	93	37	37	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$10,272	$3,340	$4,945	$2,687	$2,258	$669	$1,436	$—

Gas Utilities and Infrastructure
Residential	$566	$—	$—	$—	$—	$177	$—	$389
Commercial	288	—	—	—	—	77	—	211
Industrial	79	—	—	—	—	10	—	69
Power Generation	—	—	—	—	—	—	—	27
Other revenues	78	—	—	—	—	12	—	66
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,011	$—	$—	$—	$—	$276	$—	$762

Commercial Renewables
Revenue from contracts with customers	$80	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$31	$—	$—	$—	$—	$24	$—	$—
Total Revenue from contracts with customers	$11,394	$3,340	$4,945	$2,687	$2,258	$969	$1,436	$762

Other revenue sources(a)	$384	$95	$129	$64	$60	$14	$33	$6
Total revenues	$11,778	$3,435	$5,074	$2,751	$2,318	$983	$1,469	$768

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

(in millions)	June 30, 2019	December 31, 2018
Duke Energy	$790	$896
Duke Energy Carolinas	288	313
Progress Energy	270	244
Duke Energy Progress	148	148
Duke Energy Florida	122	96
Duke Energy Ohio	1	2
Duke Energy Indiana	14	23
Piedmont	4	73

FINANCIAL STATEMENTS	REVENUE

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

(in millions)	June 30, 2019	December 31, 2018
Duke Energy Ohio	$65	$86
Duke Energy Indiana	116	128

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
The following table presents Duke Energy’s basic and diluted EPS calculations, the weighted average number of common shares outstanding and common and preferred share dividends declared.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share amounts)	2019	2018	2019	2018
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$819	$504	$1,718	$1,123

Weighted average common shares outstanding – basic	728	703	728	702
Equity Forwards	—	1	—	—
Weighted average common shares outstanding – diluted	728	704	728	702
EPS from continuing operations attributable to Duke Energy common stockholders
Basic and Diluted	$1.12	$0.72	$2.36	$1.60
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.928	$0.89	$1.855	$1.78
Dividends declared on preferred stock per depositary share	$0.307	$—	$0.307	$—

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
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
In 2018, Duke Energy also issued 2.2 million shares through its DRIP with an increase in additional paid-in capital of approximately $174 million. For the six months ended June 30, 2019, Duke Energy issued 0.9 million shares through its DRIP with an increase in additional paid-in capital of approximately $80 million.

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY

In March and April 2019, Duke Energy marketed two separate tranches, each for 1.1 million shares, of common stock through equity forward transactions under the ATM program. The first tranche had an initial forward price of $89.83 per share and the second tranche had an initial forward price of $88.82 per share. In May and June 2019, a third tranche of 1.6 million shares of common stock was marketed and had an initial forward price of $86.23. The equity forwards require Duke Energy to either physically settle the transaction by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternative is at Duke Energy's election. No amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to these ATM offerings until settlements of the equity forwards occur, which is expected by December 31, 2019. The initial forward sale price will be subject to adjustment based on a floating interest rate factor and other fixed amounts specified in the relevant forward sale agreements. Until settlement of the equity forwards, EPS dilution resulting from the agreements, if any, will be determined under the treasury stock method.
Preferred Stock
On March 29, 2019, Duke Energy completed the issuance of 40 million depositary shares, each representing 1/1,000th share of its Series A Cumulative Redeemable Perpetual Preferred Stock, at a price of $25 per depositary share. The transaction resulted in net proceeds of $973 million after issuance costs and the proceeds are being used for general corporate purposes and to reduce short-term debt. The preferred stock has a $25 liquidation preference per depositary share and earns dividends on a cumulative basis at a rate of 5.75 percent per annum. Dividends are payable quarterly in arrears on the 16th day of March, June, September and December, and began on June 16, 2019. Dividends issued on its preferred stock are subject to approval by the Duke Energy Board of Directors. However, the deferral of dividend payments on the preferred stock prohibits the declaration of common stock dividends. Dividends declared on preferred stock will be recorded on the income statement as a reduction of net income to arrive at net income attributable to Duke Energy common stockholders. Dividends accumulated on preferred stock will be a reduction to net income used in the calculation of basic and diluted EPS.
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
Holders of the preferred stock have no voting rights with respect to matters that generally require the approval of voting stockholders. The limited voting rights of holders of preferred stock include the right to vote as a single class on certain matters that may affect the preference or special rights of the preferred stock, except in the instance that Duke Energy elects to defer the payment of dividends for a total of six quarterly full dividend periods. If dividends are deferred for a cumulative total of six quarterly full dividend periods, whether or not for consecutive dividend periods, holders of the preferred stock have the right to elect two additional Board members to the Duke Energy Board of Directors.
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.
Duke Energy uses a December 31 measurement date for its qualified non-contributory defined benefit retirement plan assets and obligations. However, because Duke Energy believes it is probable in 2019 that total lump-sum benefit payments will exceed the settlement threshold, which is defined as the sum of the service cost and interest cost on projected benefit obligation components of net periodic pension costs, Duke Energy remeasured the plan assets and plan obligations associated with one of its qualified pension plans as of June 30, 2019. The discount rate used for the remeasurement was 3.5 percent. The cash balance interest crediting rate was 4.0 percent. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2018. As a result, Duke Energy recognized a remeasurement gain of $18 million, which is recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of June 30, 2019. The remeasurement gain, which represents an increase in funded status, reflects an increase of $275 million in the fair value of plan assets and an increase of $257 million in the projected benefit obligation.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

As the result of settlement accounting, Duke Energy recognized a settlement charge of $69 million, primarily as a regulatory asset within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of June 30, 2019 (an immaterial amount was recorded in Other income and expenses, net within the Condensed Consolidated Statement of Operations). Settlement charges recognized by the Subsidiary Registrants were $43 million for Duke Energy Carolinas, $16 million for Duke Energy Progress, $3 million for Duke Energy Florida, $3 million for Duke Energy Indiana, $1 million for Duke Energy Ohio and $3 million for Piedmont. The settlement charge reflects the recognition of a pro-rata portion of previously unrecognized actuarial losses, equal to the percentage of reduction in the projected benefit obligation resulting from total lump-sum benefits payments as of June 30, 2019.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$37	$12	$10	$6	$6	$1	$2	$2
Interest cost on projected benefit obligation	82	21	26	12	13	4	7	3
Expected return on plan assets	(143)	(37)	(45)	(21)	(22)	(6)	(10)	(6)
Amortization of actuarial loss	25	5	9	3	6	—	1	1
Amortization of prior service credit	(8)	(2)	—	(1)	(1)	—	(1)	(2)
Net periodic pension costs	$(7)	$(1)	$—	$(1)	$2	$(1)	$(1)	$(2)

	Three Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$45	$15	$13	$8	$6	$1	$3	$2
Interest cost on projected benefit obligation	75	18	22	10	12	4	6	3
Expected return on plan assets	(140)	(37)	(43)	(21)	(23)	(7)	(11)	(6)
Amortization of actuarial loss	33	7	11	5	6	1	2	3
Amortization of prior service credit	(8)	(2)	(1)	(1)	(1)	—	—	(3)
Net periodic pension costs	$5	$1	$2	$1	$—	$(1)	$—	$(1)

	Six Months Ended June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$74	$24	$21	$12	$10	$2	$4	$3
Interest cost on projected benefit obligation	165	41	52	24	27	9	13	6
Expected return on plan assets	(286)	(75)	(89)	(44)	(44)	(14)	(21)	(11)
Amortization of actuarial loss	49	11	18	6	12	1	3	3
Amortization of prior service credit	(16)	(4)	(1)	(1)	(1)	—	(1)	(5)
Net periodic pension costs	$(14)	$(3)	$1	$(3)	$4	$(2)	$(2)	$(4)

	Six Months Ended June 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$90	$30	$26	$15	$11	$2	$5	$4
Interest cost on projected benefit obligation	150	36	46	21	25	9	12	6
Expected return on plan assets	(280)	(74)	(88)	(42)	(46)	(14)	(21)	(12)
Amortization of actuarial loss	66	14	22	10	12	2	4	6
Amortization of prior service credit	(16)	(4)	(2)	(1)	(1)	—	—	(6)
Net periodic pension costs	$10	$2	$4	$3	$1	$(1)	$—	$(2)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and six months ended June 30, 2019, and 2018.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and six months ended June 30, 2019, and 2018.
17. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Duke Energy	15.9%	16.5%	12.6%	19.9%
Duke Energy Carolinas	19.7%	21.5%	18.7%	21.8%
Progress Energy	16.7%	17.3%	17.0%	15.4%
Duke Energy Progress	16.3%	20.1%	17.1%	16.8%
Duke Energy Florida	19.6%	18.0%	19.5%	17.4%
Duke Energy Ohio	16.1%	25.8%	16.5%	16.0%
Duke Energy Indiana	24.2%	25.8%	24.2%	25.8%
Piedmont	22.2%	27.3%	21.8%	23.9%

The decrease in the ETR for Duke Energy for the six months ended June 30, 2019, is primarily due to a one-time valuation allowance charge in the prior year, an adjustment related to the income tax recognition for equity method investments recorded in the first quarter of 2019 and an increase in the amortization of excess deferred taxes. The equity method investment adjustment was immaterial and relates to prior years.
The decrease in the ETR for Duke Energy Carolinas for the three and six months ended June 30, 2019, is primarily due to an increase in the amortization of excess deferred taxes.
The increase in the ETR for Progress Energy for the six months ended June 30, 2019, is primarily due to a decrease in AFUDC equity in the current year.
The decrease in the ETR for Duke Energy Progress for the three months ended June 30, 2019, is primarily due to an increase in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Florida for the three and six months ended June 30, 2019, is primarily due to a decrease in AFUDC equity in the current year.
The decrease in the ETR for Duke Energy Ohio for the three months ended June 30, 2019, is primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Indiana for the three and six months ended June 30, 2019, is primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Piedmont for the three months ended June 30, 2019, is primarily due to lower state tax rates. The decrease in the ETR for the six months ended June 30, 2019, is primarily due to an increase in the amortization of excess deferred taxes.
18. SUBSEQUENT EVENTS
For information on subsequent events related to the Commercial Renewables segment, regulatory matters, commitments and contingencies and debt, see Notes 2, 3, 4 and 6, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2019, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

•
On January 30, 2019, Duke Energy Kentucky entered into a settlement agreement with the Attorney General of Kentucky related to the Natural Gas Base Rate Case. The settlement provides for an approximate $7 million increase in natural gas base revenue and approval of the proposed WNA mechanism. The KPSC issued its Order approving the settlement without material modification on March 27, 2019.

•
On April 1, 2019, Piedmont filed an application with the NCUC, its first general rate case in North Carolina in six years. Piedmont expects new rates arising from this proceeding to take effect by the end of 2019.

•
On May 21, 2019, Duke Energy Carolinas and Duke Energy Progress received orders from the PSCSC and revised customer rates became effective June 1, 2019. On May 31, 2019, Duke Energy Carolinas and Duke Energy Progress filed Petitions for Rehearing or Reconsideration regarding certain coal ash costs and return on equity, among other items, and await the orders on reconsideration detailing the commission's decision. Once the orders are received, Duke Energy Carolinas and Duke Energy Progress have 30 days to file a notice of appeal with the South Carolina Supreme Court.

•
On June 11, 2019, the FPSC approved the petition to recover incremental storm restoration costs for Hurricane Michael and to apply tax savings resulting from the Tax Act toward storm costs in lieu of implementing a storm surcharge. On June 13, 2019, the FPSC issued its order approving the settlement agreement for storm cost recovery related to hurricanes Irma and Nate. Storm costs are currently expected to be fully recovered by approximately year-end 2021.

•
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC, its first general rate case in Indiana in 16 years. Hearings are expected to commence in late 2019 or early 2020, with rates to be effective in mid-2020.

See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters" for additional information.
Results of Operations
Non-GAAP Measures
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings and adjusted EPS discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented may not be comparable to similarly titled measures used by other companies because other companies may not calculate the measures in the same manner.
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted diluted EPS. Adjusted earnings and adjusted diluted EPS represent income from continuing operations attributable to Duke Energy common stockholders in dollar and per-share amounts, adjusted for the dollar and per-share impact of special items. As discussed below, special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are GAAP Reported Earnings and GAAP Reported EPS, respectively.
Special items in the 2018 periods presented below include the following items:

•	Costs to Achieve Piedmont Merger represents charges that resulted from the Piedmont acquisition.

MD&A	DUKE ENERGY

•	Regulatory and Legislative Impacts represents charges related to rate case orders, settlements or other actions of regulators or legislative bodies.

•	Sale of Retired Plant represents the loss associated with selling Beckjord, a nonregulated generating facility in Ohio.

•	Impairment of Equity Method Investment represents an OTTI of an investment in Constitution.

•	Impacts of the Tax Act represents an AMT valuation allowance recognized related to the Tax Act.
Three Months Ended June 30, 2019, as compared to June 30, 2018
GAAP Reported EPS was $1.12 for the second quarter of 2019 compared to $0.71 for the second quarter of 2018. The increase in GAAP Reported EPS was primarily due to positive rate case impacts, lower operating expenses and the allocation of losses to noncontrolling tax equity members resulting from the North Rosamond solar farm commencing commercial operations, as well as prior year regulatory and legislative impacts.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2019		2018
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$820	$1.12	$500	$0.71
Adjustments:
Costs to Achieve Piedmont Merger(a)	—	—	15	0.02
Regulatory and Legislative Impacts(b)	—	—	136	0.19
Discontinued Operations	—	—	5	0.01
Adjusted Earnings/Adjusted Diluted EPS	$820	$1.12	$656	$0.93

(a)	Net of $5 million tax benefit.

(b)	Net of $43 million tax benefit.

Six Months Ended June 30, 2019, as compared to June 30, 2018
GAAP Reported EPS was $2.36 for the six months ended June 30, 2019, compared to $1.59 for the six months ended June 30, 2018. The increase in GAAP Reported EPS was primarily due to positive rate case impacts, the allocation of losses to noncontrolling tax equity members resulting from the North Rosamond solar farm commencing commercial operations, and an adjustment related to income tax recognition for equity method investments, as well as prior year regulatory and legislative impacts, impairments charges, an AMT valuation allowance and a loss on sale of a retired plant. This was partially offset by higher depreciation and share dilution from equity issuances.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2019		2018
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,720	$2.36	$1,120	$1.59
Adjustments:
Costs to Achieve Piedmont Merger(a)	—	—	28	0.04
Regulatory and Legislative Impacts(b)	—	—	202	0.29
Sale of Retired Plant(c)	—	—	82	0.12
Impairment of Equity Method Investment(d)	—	—	42	0.06
Impacts of the Tax Act (AMT valuation allowance)	—	—	76	0.11
Discontinued Operations	—	—	5	0.01
Adjusted Earnings/Adjusted Diluted EPS	$1,720	$2.36	$1,555	$2.22

(a)	Net of $9 million tax benefit.

(b)	Net of $63 million tax benefit.

(c)	Net of $25 million tax benefit.

(d)	Net of $13 million tax benefit.
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

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE

Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Variance	2019	2018	Variance
Operating Revenues	$5,475	$5,223	$252	$10,804	$10,546	$258
Operating Expenses
Fuel used in electric generation and purchased power	1,662	1,582	80	3,292	3,267	25
Operation, maintenance and other	1,318	1,395	(77)	2,600	2,720	(120)
Depreciation and amortization	951	838	113	1,898	1,673	225
Property and other taxes	297	279	18	598	553	45
Impairment charges	4	172	(168)	4	215	(211)
Total operating expenses	4,232	4,266	(34)	8,392	8,428	(36)
Gains on Sales of Other Assets and Other, net	3	—	3	—	1	(1)
Operating Income	1,246	957	289	2,412	2,119	293
Other Income and Expenses, net	89	91	(2)	180	179	1
Interest Expense	330	316	14	668	633	35
Income Before Income Taxes	1,005	732	273	1,924	1,665	259
Income Tax Expense	196	157	39	365	340	25
Segment Income	$809	$575	$234	$1,559	$1,325	$234

Duke Energy Carolinas GWh sales	21,604	22,272	(668)	43,432	44,899	(1,467)
Duke Energy Progress GWh sales	16,222	15,896	326	32,570	33,122	(552)
Duke Energy Florida GWh sales	11,151	10,304	847	19,472	19,423	49
Duke Energy Ohio GWh sales	5,660	6,147	(487)	11,824	12,219	(395)
Duke Energy Indiana GWh sales	7,437	8,301	(864)	15,470	16,786	(1,316)
Total Electric Utilities and Infrastructure GWh sales	62,074	62,920	(846)	122,768	126,449	(3,681)
Net proportional MW capacity in operation				49,725	49,297	428
Three Months Ended June 30, 2019, as compared to June 30, 2018
Electric Utilities and Infrastructure’s results were impacted by a positive contribution from the 2018 Duke Energy Carolinas North Carolina rate case, Duke Energy Florida's base rate adjustments due to the Citrus County CC being placed in service, favorable weather-normal retail sales volumes and lower operation, maintenance and other expense.
These drivers were offset by unfavorable weather in the current year, higher depreciation from a growing asset base, higher interest expense and higher income tax expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $155 million increase in retail pricing primarily due to the prior year Duke Energy Carolinas North Carolina rate case and Duke Energy Florida's base rate adjustments related to Citrus County CC being placed in service;

•	a $66 million increase in fuel related revenues; and

•	a $19 million increase in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $168 million decrease in impairment charges primarily due to the impacts associated with the prior year Duke Energy Carolinas North Carolina rate case; and

•	a $77 million decrease in operation, maintenance and other expense primarily due to lower payroll and benefit costs resulting from prior year workforce reductions.
Partially offset by:

•
a $113 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, additional plant in service and new depreciation rates associated with the prior year Duke Energy Carolinas North Carolina rate case and Duke Energy Florida's Citrus County CC being placed in service;

•
an $80 million increase in fuel used in electric generation and purchased power primarily due to an increase in the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement from the prior year at Duke Energy Progress; and

•	an $18 million increase in property and other taxes primarily due to higher property taxes for additional plant in service at Duke Energy Florida.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE

Interest Expense. The variance was driven primarily by higher debt outstanding in the current year and AFUDC debt return ending in the fourth quarter of 2018 on the Citrus County CC at Duke Energy Florida.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income partially offset by an increase in the amortization of excess deferred taxes. The ETRs for the three months ended June 30, 2019, and 2018, were 19.5 percent and 21.4 percent, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes partially offset by a decrease in AFUDC equity in the current year.
Six Months Ended June 30, 2019, as compared to June 30, 2018
Electric Utilities and Infrastructure’s results were impacted by a positive contribution from the 2018 Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases, Duke Energy Florida's base rate adjustments due to the Citrus County CC being placed in service and lower operation, maintenance and other expense.
These drivers were offset by unfavorable weather in the current year, higher depreciation from a growing asset base, higher interest expense and higher income tax expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $330 million increase in retail pricing primarily due to the prior year Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases and Duke Energy Florida's base rate adjustments related to Citrus County CC being placed in service; and

•	a $34 million increase in fuel related revenues.
Partially offset by:

•	a $76 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and

•
a $35 million decrease in rider revenues primarily due to excess deferred taxes and energy efficiency programs, partially offset by a decrement rider relating to nuclear decommissioning that ended in the prior year at Duke Energy Carolinas.

Operating Expenses. The variance was driven primarily by:

•	a $211 million decrease in impairment charges primarily due to the impacts associated with the prior year Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases; and

•	a $120 million decrease in operation, maintenance and other expense primarily due to lower payroll and benefit costs resulting from prior year workforce reductions.
Partially offset by:

•
a $225 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, additional plant in service and new depreciation rates associated with the prior year Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases and Duke Energy Florida's Citrus County CC being placed in service;

•
a $45 million increase in property and other taxes primarily due to higher property taxes for additional plant in service at Duke Energy Florida and a favorable sales and use tax credit in the prior year at Duke Energy Progress; and

•
a $25 million increase in fuel used in electric generation and purchased power primarily due to an increase in the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement from the prior year at Duke Energy Progress.

Interest Expense. The variance was driven primarily by higher debt outstanding in the current year and AFUDC debt return ending in the fourth quarter of 2018 on the Citrus County CC at Duke Energy Florida.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income partially offset by an increase in the amortization of excess deferred taxes. The ETRs for the six months ended June 30, 2019, and 2018, were 19.0 percent and 20.4 percent, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes partially offset by a decrease in AFUDC equity in the current year.
Matters Impacting Future Electric Utilities and Infrastructure Results
On May 21, 2019, Duke Energy Carolinas and Duke Energy Progress received orders from the PSCSC granting the companies’ requests for retail rate increases but denying recovery of certain coal ash costs. On May 31, 2019, Duke Energy Carolinas and Duke Energy Progress filed Petitions for Rehearing or Reconsideration and await the order on reconsideration detailing the commission's decision. Once the orders are received, Duke Energy Carolinas and Duke Energy Progress have 30 days to file a notice of appeal with the South Carolina Supreme Court. Electric Utilities and Infrastructure's results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE

On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low-risk classifications for these impoundments, indicating that Duke Energy Carolinas and Duke Energy Progress have satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas and Duke Energy Progress to excavate all remaining coal ash impoundments in North Carolina, even though they had been deemed low risk. On April 26, 2019, Duke Energy Carolinas and Duke Energy Progress filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. Duke Energy Carolinas and Duke Energy Progress intend to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. In addition, the orders issued in the Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases supporting recovery of past coal ash remediation costs have been appealed by various parties. The outcome of these appeals, lawsuits and potential fines and penalties could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
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
During the last half of 2018, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territories of Duke Energy Carolinas and Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. A significant portion of the incremental operation and maintenance expenses related to these storms have been deferred. On December 21, 2018, Duke Energy Carolinas and Duke Energy Progress filed with the NCUC petitions for approval to defer the incremental storm costs incurred to a regulatory asset for recovery in the next base rate case. On June 11, 2019, the FPSC approved Duke Energy Florida's petition for recovery of incremental storm restoration costs related to Hurricane Michael. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
Duke Energy Indiana filed a general rate case with the IURC on July 2, 2019, its first general rate case in Indiana in 16 years. The outcome of this rate case could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE

Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Variance	2019	2018	Variance
Operating Revenues	$306	$318	$(12)	$1,062	$1,045	$17
Operating Expenses
Cost of natural gas	76	89	(13)	403	402	1
Operation, maintenance and other	107	103	4	217	211	6
Depreciation and amortization	63	60	3	128	121	7
Property and other taxes	27	26	1	60	57	3
Total operating expenses	273	278	(5)	808	791	17
Operating Income	33	40	(7)	254	254	—
Other Income and Expenses, net	37	22	15	77	(13)	90
Interest Expense	27	26	1	57	53	4
Income Before Income Taxes	43	36	7	274	188	86
Income Tax Expense	3	8	(5)	8	44	(36)
Segment Income	$40	$28	$12	$266	$144	$122

Piedmont LDC throughput (dekatherms)	104,684,733	116,839,962	(12,155,229)	256,350,657	271,741,341	(15,390,684)
Duke Energy Midwest LDC throughput (Mcf)	13,742,907	15,615,050	(1,872,143)	52,281,179	52,741,115	(459,936)
Three Months Ended June 30, 2019, as compared to June 30, 2018
Gas Utilities and Infrastructure’s results were primarily impacted by higher equity earnings from ACP. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	an $11 million decrease at Piedmont primarily due to lower residential sales volumes due to unfavorable weather in the current year and a reduction of rates in South Carolina; and

•	a $6 million decrease in the Midwest primarily due to lower natural gas costs passed through to customers and unfavorable weather in the current year.
Partially offset by:

•	a $4 million increase primarily due to North Carolina and Tennessee IMR increases.
Operating Expenses. The variance was driven by:

•	a $13 million decrease in cost of natural gas primarily due to lower volumes sold at Piedmont and lower natural gas prices in the Midwest.
Partially offset by:

•	a $4 million increase in operation, maintenance and other expense primarily due to higher employee benefit expenses and information technology outside services at Piedmont; and

•	a $3 million increase in depreciation and amortization expense primarily due to additional plant in service.
Other Income and Expenses, net. The variance was driven by higher equity earnings from ACP in the current year.
Income Tax Expense. The decrease in tax expense was primarily due to current year AFUDC equity, partially offset by an increase in pretax income. The ETRs for the three months ended June 30, 2019, and 2018, were 7.0 percent and 22.2 percent, respectively. The decrease in the ETR was primarily due to current year AFUDC equity.
Six Months Ended June 30, 2019, as compared to June 30, 2018
Gas Utilities and Infrastructure’s results were primarily impacted by the prior year OTTI recorded on the Constitution investment and a 2019 adjustment related to the income tax recognition for equity method investments. The equity method investment adjustment was immaterial and relates to prior years. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	an $11 million increase primarily due to North Carolina and Tennessee IMR increases;

•	a $9 million increase primarily due to higher natural gas prices associated with off-system sales; and

•	an $8 million increase primarily due to NCUC approval related to tax reform accounting from fixed rate contracts.

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE

Partially offset by:

•	a $6 million decrease primarily due to a reduction of rates in South Carolina;

•	a $4 million decrease due to lower natural gas costs passed through to customers in the Midwest, due to lower natural gas prices; and

•	a $2 million decrease due to unfavorable weather in the current year for the Midwest.
Operating Expenses. The variance was driven by:
•a $7 million increase in depreciation and amortization expense primarily due to additional plant in service;

•	a $6 million increase in operation, maintenance and other expense primarily due to information technology outside services and higher gas operations labor costs;

•	a $5 million increase in cost of natural gas at Piedmont primarily due to the impact of higher natural gas prices on off-system sales and unbilled revenue; and

•	a $3 million increase in property and other taxes primarily due to higher property tax expense related to additional plant in service.
Partially offset by:

•	a $4 million decrease in cost of natural gas sold in the Midwest primarily due to lower natural gas prices.
Other Income and Expenses, net. The increase was primarily due to the prior year OTTI recorded on the Constitution investment and higher earnings from ACP in the current year.
Interest Expense. The variance was driven by higher debt outstanding in the current year and higher interest expense due to customers as a result of tax reform deferrals, partially offset by favorable AFUDC debt interest.
Income Tax Expense. The decrease in tax expense was primarily due to an adjustment related to the income tax recognition for equity method investments and current year AFUDC equity, partially offset by an increase in pretax income. The equity method investment adjustment was immaterial and relates to prior years. The ETRs for the six months ended June 30, 2019, and 2018, were 2.9 percent and 23.4 percent, respectively. The decrease in the ETR was primarily due to an adjustment related to the income tax recognition for equity method investments that was recorded during the first quarter of 2019 and current year AFUDC equity. The equity method investment adjustment was immaterial and relates to prior years.
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
On November 13, 2013, the PUCO issued an order authorizing recovery of MGP costs at certain sites in Ohio with a deadline to complete the MGP environmental investigation and remediation work prior to December 31, 2016. This deadline was subsequently extended to December 31, 2019. Disallowance of costs incurred, failure to complete the work by the deadline or failure to obtain an extension from the PUCO could result in an adverse impact on Gas Utilities and Infrastructure’s results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Piedmont filed a general rate case with the NCUC on April 1, 2019, its first general rate case in North Carolina in six years. The outcome of this rate case could materially impact Gas Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	SEGMENT RESULTS - COMMERCIAL RENEWABLES

Commercial Renewables

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Variance	2019	2018	Variance
Operating Revenues	$118	$119	$(1)	$224	$220	$4
Operating Expenses
Operation, maintenance and other	64	69	(5)	130	124	6
Depreciation and amortization	40	38	2	80	76	4
Property and other taxes	6	6	—	12	13	(1)
Total operating expenses	110	113	(3)	222	213	9
Operating Income	8	6	2	2	7	(5)
Other Income and Expenses, net	(8)	18	(26)	(10)	20	(30)
Interest Expense	22	23	(1)	43	45	(2)
(Loss) Income Before Income Taxes	(22)	1	(23)	(51)	(18)	(33)
Income Tax Benefit	(24)	(36)	12	(59)	(75)	16
Less: Loss Attributable to Noncontrolling Interests	(84)	(1)	(83)	(91)	(1)	(90)
Segment Income	$86	$38	$48	$99	$58	$41

Renewable plant production, GWh	2,314	2,471	(157)	4,382	4,651	(269)
Net proportional MW capacity in operation(a)				3,157	2,951	206

(a)
Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.

Three Months Ended June 30, 2019, as compared to June 30, 2018
Commercial Renewables' results were favorably impacted by results from tax equity solar projects, partially offset by mark-to-market losses. The following is a detailed discussion of the variance drivers by line item.
Other Income and Expenses, net. The decrease was primarily due to mark-to-market losses in the solar portfolio in the current year compared to mark-to-market gains and income from the North Allegheny Wind, LLC and FES settlement agreement in the prior year.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by taxes associated with Duke Energy's interest in a tax equity solar project recorded in the second quarter of 2019 and a reduction in production tax credits generated.
Loss Attributable to Noncontrolling Interests. The increase was primarily due to the new tax equity solar projects entered into during 2019.
Six Months Ended June 30, 2019, as compared to June 30, 2018
Commercial Renewables' results were favorably impacted by results from tax equity solar projects, partially offset by mark-to-market losses in the solar portfolio. The following is a detailed discussion of the variance drivers by line item.
Other Income and Expenses, net. The decrease was primarily due to mark-to-market losses in the solar portfolio in the current year compared to mark-to-market gains and income from the North Allegheny Wind, LLC and FES settlement agreement in the prior year.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by taxes associated with Duke Energy's interest in a tax equity solar project recorded in the second quarter of 2019 and a reduction in production tax credits generated.
Loss Attributable to Noncontrolling Interests. The increase was primarily due to the new tax equity solar projects entered into during 2019.
Matters Impacting Future Commercial Renewables Results
During the three months ended June 30, 2019, Duke Energy evaluated recoverability of its renewable merchant plants principally in the Electric Reliability Council of Texas West market, due to declining market pricing and declining long-term forecasted energy and capacity prices, primarily driven by lower forecasted natural gas prices. These assets were not impaired; however, a continued decline in pricing would likely result in a future impairment. The carrying value of $160 million for one large wind project in West Texas approximates the aggregate estimated future cash flows from the asset. Impairment of these assets could result in adverse impacts to the future results of operations, financial position and cash flows of Commercial Renewables.
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

MD&A	SEGMENT RESULTS - COMMERCIAL RENEWABLES

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Variance	2019	2018	Variance
Operating Revenues	$25	$32	$(7)	$46	$67	$(21)
Operating Expenses	11	59	(48)	39	113	(74)
Gains (Losses) on Sales of Other Assets and Other, net	—	2	(2)	—	(99)	99
Operating Income (Loss)	14	(25)	39	7	(145)	152
Other Income and Expenses, net	30	27	3	74	41	33
Interest Expense	180	164	16	351	321	30
Loss Before Income Taxes	(136)	(162)	26	(270)	(425)	155
Income Tax Benefit	(33)	(28)	(5)	(78)	(27)	(51)
Less: Net Income Attributable to Noncontrolling Interests	—	2	(2)	—	4	(4)
Less: Preferred Dividends	12	—	12	12	—	12
Net Loss	$(115)	$(136)	$21	$(204)	$(402)	$198
Three Months Ended June 30, 2019, as compared to June 30, 2018
The variance was driven by the absence in the current year of costs related to the Piedmont acquisition and OVEC fuel expense, offset by higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to costs related to the Piedmont acquisition and OVEC fuel expense in the prior year.
Interest Expense. The variance was primarily due to higher short-term interest rates and higher outstanding debt in the current year.
Income Tax Benefit. The increase in the tax benefit was primarily driven by a prior year state rate change and tax levelization, partially offset by a decrease in pretax losses.
Preferred Dividends. The variance was driven by the declaration of the preferred stock dividend on preferred stock issued in 2019.
Six Months Ended June 30, 2019, as compared to June 30, 2018
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
Operating Expenses. The decrease was primarily due to costs associated with the Piedmont acquisition and OVEC fuel expense in the prior year.
Gains (Losses) on Sales of Other Assets and Other, net. The variance was driven by the prior year loss on sale of the retired Beckjord station, including the transfer of coal ash basins and other real property and indemnification from all potential future claims related to the property, whether arising under environmental laws or otherwise.
Other Income and Expenses, net. The variance was primarily due to higher returns on investments that fund certain employee benefit obligations.
Interest Expense. The variance was primarily due to higher short-term interest rates and higher outstanding debt in the current year.
Income Tax Benefit. The increase in the tax benefit was primarily driven by a prior year valuation allowance against AMT credits partially offset by a decrease in pretax losses.
Preferred Dividends. The variance was driven by the declaration of the preferred stock dividend on preferred stock issued in 2019.

MD&A	DUKE ENERGY CAROLINAS

DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Six Months Ended June 30,
(in millions)	2019	2018	Variance
Operating Revenues	$3,457	$3,435	$22
Operating Expenses
Fuel used in electric generation and purchased power	867	880	(13)
Operation, maintenance and other	881	950	(69)
Depreciation and amortization	663	561	102
Property and other taxes	155	147	8
Impairment charges	5	190	(185)
Total operating expenses	2,571	2,728	(157)
Losses on Sales of Other Assets and Other, net	—	(1)	1
Operating Income	886	706	180
Other Income and Expenses, net	72	74	(2)
Interest Expense	227	217	10
Income Before Income Taxes	731	563	168
Income Tax Expense	137	123	14
Net Income	$594	$440	$154
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2019
Residential sales	(4.7)%
General service sales	(1.0)%
Industrial sales	(1.6)%
Wholesale power sales	(15.7)%
Joint dispatch sales	13.0%
Total sales	(3.3)%
Average number of customers	2.1%
Six Months Ended June 30, 2019, as compared to June 30, 2018
Operating Revenues. The variance was driven primarily by:

•	a $106 million increase in retail pricing due to the impacts of the prior year North Carolina rate case and the current year South Carolina rate case.
Partially offset by:

•	a $44 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and

•
a $35 million decrease in rider revenues primarily due to excess deferred taxes and energy efficiency programs, partially offset by a decrement rider relating to nuclear decommissioning that ended in the prior year.

Operating Expenses. The variance was driven primarily by:

•	a $185 million decrease in impairment charges primarily due to impacts of the prior year North Carolina rate order and charges related to coal ash costs in South Carolina; and

•	a $69 million decrease in operation, maintenance and other expense primarily due to decreased labor costs, partially offset by higher distribution maintenance costs and higher storm restoration costs.
Partially offset by:

•
a $102 million increase in depreciation and amortization expense primarily due to additional plant in service, new depreciation rates associated with the prior year North Carolina rate case and higher amortization of deferred coal ash costs associated with the prior year North Carolina rate case.

Interest Expense. The variance was primarily due to higher debt outstanding in the current year.

MD&A	DUKE ENERGY CAROLINAS

Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income partially offset by an increase in the amortization of excess deferred taxes. The ETRs for the six months ended June 30, 2019, and 2018, were 18.7 percent and 21.8 percent, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Matters Impacting Future Results
On May 21, 2019, the PSCSC issued an order granting Duke Energy Carolinas request for a retail rate increase but denying recovery of certain coal ash costs. On May 31, 2019, Duke Energy Carolinas filed a Petition for Rehearing or Reconsideration and awaits the order on reconsideration detailing the commission's decision. Once the order is received, Duke Energy Carolinas has 30 days to file a notice of appeal with the South Carolina Supreme Court. Duke Energy Carolinas' results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low-risk classifications for these impoundments, indicating that Duke Energy Carolinas had satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas to excavate all remaining coal ash impoundments in North Carolina. On April 26, 2019, Duke Energy Carolinas filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. Duke Energy Carolinas intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Carolinas' results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. In addition, the order issued in the Duke Energy Carolinas North Carolina rate case supporting recovery of past coal ash remediation costs has been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Duke Energy Carolinas’ results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
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

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Six Months Ended June 30,
(in millions)	2019	2018	Variance
Operating Revenues	$5,316	$5,074	$242
Operating Expenses
Fuel used in electric generation and purchased power	1,913	1,871	42
Operation, maintenance and other	1,173	1,233	(60)
Depreciation and amortization	881	764	117
Property and other taxes	280	254	26
Impairment charges	—	33	(33)
Total operating expenses	4,247	4,155	92
(Losses) Gains on Sales of Other Assets and Other, net	(1)	12	(13)
Operating Income	1,068	931	137
Other Income and Expenses, net	65	77	(12)
Interest Expense	438	412	26
Income Before Income Taxes	695	596	99
Income Tax Expense	118	92	26
Net Income	577	504	73
Less: Net Income Attributable to Noncontrolling Interests	—	4	(4)
Net Income Attributable to Parent	$577	$500	$77
Six Months Ended June 30, 2019, as compared to June 30, 2018
Operating Revenues. The variance was driven primarily by:

•
a $193 million increase in retail pricing primarily due to the impacts of the prior year Duke Energy Progress North Carolina rate case, Duke Energy Florida's base rate adjustments related to Citrus County CC being placed in service and annual increases from the 2017 Settlement Agreement;

•	a $54 million increase in fuel revenues primarily related to increased fuel cost recovery due to extreme weather in the prior year at Duke Energy Progress;

•	a $17 million increase in weather-normal retail sales volumes at Duke Energy Florida;

•	a $12 million increase in transmission revenues related to the Fixed Bill program at Duke Energy Florida; and

•	an $11 million increase in rider revenues primarily related to energy efficiency programs at Duke Energy Progress.
Partially offset by:

•	a $22 million decrease in fuel and capacity revenues primarily due to a decrease in fuel and capacity rates billed to retail customers at Duke Energy Florida;

•	a $14 million decrease in retail rider revenues at Duke Energy Progress primarily related to decreased revenue requirements in the current year; and

•	a $13 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:

•
a $117 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, new depreciation rates associated with the prior year Duke Energy Progress North Carolina rate case and Duke Energy Florida's base rate adjustments related to Citrus County CC being placed in service;

•
a $42 million increase in fuel used in electric generation and purchased power primarily due to an increase in the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement from prior year at Duke Energy Progress, partially offset by lower purchased power at Duke Energy Florida; and

•
a $26 million increase in property and other taxes primarily due to higher property taxes for additional plant in service at Duke Energy Florida and a favorable sales and use tax credit in the prior year at Duke Energy Progress.

MD&A	PROGRESS ENERGY

Partially offset by:

•
a $60 million decrease in operation, maintenance and other expense primarily due to prior year impacts associated with the Duke Energy Progress North Carolina rate case and lower employee benefit expenses at Duke Energy Progress; and

•	a $33 million decrease in impairment charges primarily due to prior year impacts associated with the Duke Energy Progress North Carolina rate case.
Other Income and Expenses, net. The variance was driven primarily by AFUDC equity return ending on the Citrus County CC in the fourth quarter of 2018 at Duke Energy Florida, partially offset by life insurance proceeds at Duke Energy Progress.
Interest Expense. The variance was driven primarily by AFUDC debt return ending in the fourth quarter of 2018 on the Citrus County CC at Duke Energy Florida.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in AFUDC equity in the current year. The ETRs for the six months ended June 30, 2019, and 2018, were 17.0 percent and 15.4 percent, respectively. The increase in the ETR was primarily due to a decrease in AFUDC equity in the current year.
Matters Impacting Future Results
On May 21, 2019, the PSCSC issued an order granting Duke Energy Progress' request for a retail rate increase but denying recovery of certain coal ash costs. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration and awaits the order on reconsideration detailing the commission's decision. Once the order is received, Duke Energy Progress has 30 days to file a notice of appeal with the South Carolina Supreme Court. Progress Energy's results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low-risk classifications for these impoundments, indicating that Duke Energy Progress had satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Progress to excavate all remaining coal ash impoundments in North Carolina. On April 26, 2019, Duke Energy Progress filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. Duke Energy Progress intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Progress Energy's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. As noted above, the order issued in the Duke Energy Progress North Carolina rate case supporting recovery of past coal ash remediation costs has been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Progress Energy’s results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
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
During the last half of 2018, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territory of Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. A significant portion of the incremental operation and maintenance expenses related to these storms have been deferred. On December 21, 2018, Duke Energy Progress filed with the NCUC a petition for approval to defer the incremental storm costs incurred to a regulatory asset for recovery in the next base rate case. On June 11, 2019, the FPSC approved Duke Energy Florida's petition for recovery of incremental storm restoration costs related to Hurricane Michael. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY PROGRESS

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Six Months Ended June 30,
(in millions)	2019	2018	Variance
Operating Revenues	$2,871	$2,751	$120
Operating Expenses
Fuel used in electric generation and purchased power	994	917	77
Operation, maintenance and other	692	756	(64)
Depreciation and amortization	541	470	71
Property and other taxes	85	75	10
Impairment charges	—	33	(33)
Total operating expenses	2,312	2,251	61
Gains on Sales of Other Assets and Other, net	—	2	(2)
Operating Income	559	502	57
Other Income and Expenses, net	48	37	11
Interest Expense	158	159	(1)
Income Before Income Taxes	449	380	69
Income Tax Expense	77	64	13
Net Income	$372	$316	$56
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2019
Residential sales	(7.6)%
General service sales	(3.3)%
Industrial sales	0.7%
Wholesale power sales	(5.0)%
Joint dispatch sales	20.8%
Total sales	(1.7)%
Average number of customers	1.3%
Six Months Ended June 30, 2019, as compared to June 30, 2018
Operating Revenues. The variance was driven primarily by:

•	a $68 million increase in retail pricing due to the impacts of the prior year North Carolina rate case and the current year South Carolina rate case;

•	a $54 million increase in fuel revenues primarily related to increased fuel cost recovery due to extreme weather in the prior year; and

•	an $11 million increase in rider revenues primarily related to energy efficiency programs.
Partially offset by:

•	a $13 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year.
Operating Expenses. The variance was driven primarily by:

•
a $77 million increase in fuel used in electric generation and purchased power primarily due to a higher deferred fuel balance and an increase in the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement from prior year, partially offset by lower demand and changes in generation mix;

•
a $71 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs and new depreciation rates associated with the prior year North Carolina rate case, partially offset by the amortization credit for the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement increase from prior year; and

•	a $10 million increase in property and other taxes primarily due to a favorable sales and use tax credit in the prior year.
Partially offset by:

•	a $64 million decrease in operation, maintenance and other expense primarily due to prior year impacts associated with the North Carolina rate case and lower employee benefit and outage costs; and

MD&A	DUKE ENERGY PROGRESS

•	a $33 million decrease in impairment charges due to prior year impacts associated with the North Carolina rate case.
Other Income and Expenses, net. The variance was driven primarily by life insurance proceeds.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the six months ended June 30, 2019, and 2018, were 17.1 percent and 16.8 percent, respectively.
Matters Impacting Future Results
On May 21, 2019, the PSCSC issued an order granting Duke Energy Progress' request for a retail rate increase but denying recovery of certain coal ash costs. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration and awaits the order on reconsideration detailing the commission's decision. Once the order is received, Duke Energy Progress has 30 days to file a notice of appeal with the South Carolina Supreme Court. Duke Energy Progress' results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 18, 2016, the NCDEQ issued proposed risk classifications for all coal ash surface impoundments in North Carolina. All ash impoundments not previously designated as high priority by the Coal Ash Act were designated as intermediate risk. Certain impoundments classified as intermediate risk, however, were eligible for reassessment as low risk pursuant to legislation enacted on July 14, 2016. On November 14, 2018, NCDEQ issued final low-risk classifications for these impoundments, indicating that Duke Energy Progress had satisfied the permanent replacement water supply and certain dam improvement requirements set out in the Coal Ash Management Act. On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Progress to excavate all remaining coal ash impoundments in North Carolina. On April 26, 2019, Duke Energy Progress filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. Duke Energy Progress intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. As noted above, the order issued in the Duke Energy Progress North Carolina rate case supporting recovery of past coal ash remediation costs has been appealed by various parties. The outcome of these appeals, lawsuits, fines and penalties could have an adverse impact on Duke Energy Progress’ results of operations, financial position and cash flows. See Notes 3 and 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and “Commitments and Contingencies,” respectively, for additional information.
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

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Six Months Ended June 30,
(in millions)	2019	2018	Variance
Operating Revenues	$2,439	$2,318	$121
Operating Expenses
Fuel used in electric generation and purchased power	919	953	(34)
Operation, maintenance and other	474	474	—
Depreciation and amortization	340	294	46
Property and other taxes	196	179	17
Total operating expenses	1,929	1,900	29
Losses on Sales of Other Assets and Other, net	(1)	—	(1)
Operating Income	509	418	91
Other Income and Expenses, net	25	47	(22)
Interest Expense	165	137	28
Income Before Income Taxes	369	328	41
Income Tax Expense	72	57	15
Net Income	$297	$271	$26
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

Increase (Decrease) over prior period	2019
Residential sales	2.1%
General service sales	1.2%
Industrial sales	(6.0)%
Wholesale and other	5.9%
Total sales	0.3%
Average number of customers	1.5%
Six Months Ended June 30, 2019, as compared to June 30, 2018
Operating Revenues. The variance was driven primarily by:

•	a $125 million increase in retail pricing due to base rate adjustments related to Citrus County CC being placed in service and annual increases from the 2017 Settlement Agreement;

•	a $17 million increase in weather-normal retail sales volumes driven by residential growth; and

•	a $12 million increase in other revenues primarily due to increased transmission revenues related to the Fixed Bill program which began later in 2018 and non-regulated products and services revenues.
Partially offset by:

•	a $22 million decrease in fuel and capacity revenues primarily due to a decrease in fuel and capacity rates billed to retail customers; and

•	a $14 million decrease in retail rider revenues primarily related to decreased revenue requirements in the current year.
Operating Expenses. The variance was driven primarily by:

•
a $46 million increase in depreciation and amortization expense primarily due to base rate adjustments related to Citrus County CC being placed in service, other additional plant in service and increases resulting from the 2018 Crystal River Unit 3 nuclear decommissioning cost study; and

•	a $17 million increase in property and other taxes primarily due to higher property taxes from additional plant in service.
Partially offset by:

•	a $34 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power, partially offset by higher deferred fuel and capacity expenses.

MD&A	DUKE ENERGY FLORIDA

Other Income and Expenses, net. The variance was driven primarily by AFUDC equity return ending on the Citrus County CC in the fourth quarter of 2018.
Interest Expense. The variance was driven primarily by AFUDC debt return ending on the Citrus County CC in the fourth quarter of 2018 and higher debt outstanding in the current year.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in AFUDC equity in the current year. The ETRs for the six months ended June 30, 2019, and 2018, were 19.5 percent and 17.4 percent, respectively. The increase in the ETR was primarily due to a decrease in AFUDC equity in the current year.
Matters Impacting Future Results
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 5 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused significant damage within the service territory of Duke Energy Florida, particularly from Panama City Beach to Mexico Beach. Duke Energy Florida has not completed the final accumulation of total estimated storm restoration costs incurred. On June 11, 2019, the FPSC approved Duke Energy Florida's petition for recovery of incremental storm restoration costs related to Hurricane Michael. An order from regulatory authorities disallowing the future recovery of storm restoration costs could have an adverse impact on Duke Energy Florida's financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Six Months Ended June 30,
(in millions)	2019	2018	Variance
Operating Revenues
Regulated electric	$691	$682	$9
Regulated natural gas	273	277	(4)
Nonregulated electric and other	—	24	(24)
Total operating revenues	964	983	(19)
Operating Expenses
Fuel used in electric generation and purchased power – regulated	179	185	(6)
Fuel used in electric generation and purchased power – nonregulated	—	29	(29)
Cost of natural gas	64	69	(5)
Operation, maintenance and other	255	261	(6)
Depreciation and amortization	130	132	(2)
Property and other taxes	158	145	13
Total operating expenses	786	821	(35)
Losses on Sales of Other Assets and Other, net	—	(106)	106
Operating Income	178	56	122
Other Income and Expenses, net	15	14	1
Interest Expense	54	45	9
Income Before Income Taxes	139	25	114
Income Tax Expense	23	4	19
Net Income	$116	$21	$95
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2019	2019
Residential sales	(7.2)%	(1.4)%
General service sales	(3.5)%	0.1%
Industrial sales	(2.1)%	(1.0)%
Wholesale electric power sales	65.3%	n/a
Other natural gas sales	n/a	(1.1)%
Total sales	(3.2)%	(0.9)%
Average number of customers	0.6%	0.8%

MD&A	DUKE ENERGY OHIO

Six Months Ended June 30, 2019, as compared to June 30, 2018
Operating Revenues. The variance was driven primarily by:

•	a $25 million decrease in fuel related revenues primarily due to a decrease in sales volumes;

•	a $16 million decrease in rider revenues primarily related to the implementation of new base rates;

•	a $14 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year;

•	a $12 million decrease in FTR rider revenues; and

•	a $6 million decrease in OVEC revenues.
Partially offset by:

•	a $38 million increase in retail pricing primarily due to rate case impacts; and

•	a $12 million increase in point-to-point transmission revenues.
Operating Expenses. The variance was driven primarily by:

•	a $35 million decrease in fuel used in electric generation and purchased power expense due to the prior year outage at East Bend Station and the deferral of OVEC related purchased power costs.
Partially offset by:

•	a $13 million increase in property and other taxes primarily due to a higher tax base.
Other Income and Expenses, net. The variance was driven primarily by an increase in intercompany money pool interest income.
Losses on Sales of Other Assets and Other, net. The increase was driven by the loss on the prior year sale of Beckjord.
Interest Expense. The variance was driven primarily by higher debt outstanding in the current year.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the six months ended June 30, 2019, and 2018, were 16.5 percent and 16.0 percent, respectively.
Matters Impacting Future Results
On November 13, 2013, the PUCO issued an order authorizing recovery of MGP costs at certain sites in Ohio with a deadline to complete the MGP environmental investigation and remediation work prior to December 31, 2016. This deadline was subsequently extended to December 31, 2019. Disallowance of costs incurred, failure to complete the work by the deadline or failure to obtain an extension from the PUCO could result in an adverse impact on Duke Energy Ohio’s results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Six Months Ended June 30,
(in millions)	2019	2018	Variance
Operating Revenues	$1,482	$1,469	$13
Operating Expenses
Fuel used in electric generation and purchased power	486	458	28
Operation, maintenance and other	377	378	(1)
Depreciation and amortization	263	256	7
Property and other taxes	39	40	(1)
Total operating expenses	1,165	1,132	33
Operating Income	317	337	(20)
Other Income and Expenses, net	27	13	14
Interest Expense	71	83	(12)
Income Before Income Taxes	273	267	6
Income Tax Expense	66	69	(3)
Net Income	$207	$198	$9

MD&A	DUKE ENERGY INDIANA

The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2019
Residential sales	(6.3)%
General service sales	(1.7)%
Industrial sales	(1.6)%
Wholesale power sales	(33.1)%
Total sales	(7.8)%
Average number of customers	1.3%
Six Months Ended June 30, 2019, as compared to June 30, 2018
Operating Revenues. The variance was driven primarily by:

•
a $25 million increase in fuel revenues primarily due to higher fuel rates billed to customers, partially offset by lower wholesale fuel revenues due to the expiration of a contract with a wholesale customer.

Partially offset by:

•	a $10 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and

•	a $1 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•
a $28 million increase in fuel used in electric generation and purchased power expense primarily due to higher amortization of deferred fuel costs and higher purchased power, partially offset by lower natural gas and coal costs; and

•	a $7 million increase in depreciation and amortization expense primarily due to the regulatory liability related to Edwardsport IGCC plant being fully amortized in the prior year.
Other Income and Expenses, net. The increase was primarily due to life insurance proceeds, a prior year deduction for customer refunds, legal fees and contributions related to the IGCC tax settlement and a prior year true up of executive deferred compensation.
Interest Expense. The variance was primarily due to recording a debt return on the cumulative balance of deferred coal ash spend based on probability of recovery. This adjustment was immaterial and primarily relates to prior years.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income. The ETRs for the six months ended June 30, 2019, and 2018, were 24.2 percent and 25.8 percent, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
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
Duke Energy Indiana filed a general rate case with the IURC on July 2, 2019, its first general rate case in Indiana in 16 years. The outcome of this rate case could materially impact Duke Energy Indiana's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	PIEDMONT

PIEDMONT
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Six Months Ended June 30,
(in millions)	2019	2018	Variance
Operating Revenues	$788	$768	$20
Operating Expenses
Cost of natural gas	338	333	5
Operation, maintenance and other	163	167	(4)
Depreciation and amortization	84	78	6
Property and other taxes	25	24	1
Total operating expenses	610	602	8
Operating Income	178	166	12
Other Income and Expenses, net	12	9	3
Interest Expense	43	41	2
Income Before Income Taxes	147	134	13
Income Tax Expense	32	32	—
Net Income	$115	$102	$13
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2019
Residential deliveries	(8.3)%
Commercial deliveries	(5.1)%
Industrial deliveries	2.0%
Power generation deliveries	(7.9)%
For resale	4.9%
Total throughput deliveries	(5.7)%
Secondary market volumes	7.1%
Average number of customers	1.2%
Due to the margin decoupling mechanism in North Carolina and the WNA in South Carolina and Tennessee, changes in throughput deliveries do not have a material impact on Piedmont's revenues or earnings. The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The WNA mostly offsets the impact of weather on bills rendered, but do not ensure precise recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Six Months Ended June 30, 2019, as compared to June 30, 2018
Operating Revenues. The variance was driven primarily by:

•	an $11 million increase primarily due to North Carolina and Tennessee IMR increases;

•	a $9 million increase primarily due to higher natural gas prices associated with increased off-system sales; and

•	an $8 million increase primarily due to NCUC approval related to tax reform accounting from fixed rate contracts.
Partially offset by:

•	a $6 million decrease primarily due to a reduction of rates in South Carolina.
Operating Expenses. The variance was driven primarily by:

•	a $6 million increase in depreciation and amortization expense primarily due to additional plant in service; and

•	a $5 million increase in cost of natural gas primarily due to the impact of higher natural gas prices on off-system sales and unbilled revenue.
Partially offset by:

•	a $4 million decrease in operations, maintenance and other expense primarily due to lower labor costs and a portion of rent expense being charged to shared services in current year.
Interest Expense. The variance was driven by higher debt outstanding in the current year and higher interest expense due to customers as a result of tax reform deferrals, partially offset by favorable AFUDC debt interest.

MD&A	PIEDMONT

Matters Impacting Future Results
Piedmont filed a general rate case with the NCUC on April 1, 2019, its first general rate case in North Carolina in six years. The outcome of this rate case could materially impact Piedmont's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
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
Duke Energy issued $3.8 billion of debt, drew $650 million under the Duke Energy Progress Term Loan Facility and paid off in full the $350 million Piedmont term loan during the six months ended June 30, 2019. Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances, debt maturities and available credit facilities including the Master Credit Facility.
In March 2019, Duke Energy issued preferred stock for net proceeds of $973 million. In addition, for the six months ended June 30, 2019, Duke Energy raised approximately $80 million of common equity through its DRIP. Refer to Note 15 to the Condensed Consolidated Financial Statements, "Stockholders' Equity," for information regarding Duke Energy's equity issuances.
Credit Ratings
In May 2019, S&P revised the credit ratings outlook for Duke Energy Corporation and all other Duke Energy Registrants from stable to negative, principally due to concerns of weaker financial measures due to 2018 storms, uncertainty over coal ash remediation costs and recovery in the Carolinas, regulatory lag during a period of robust capital spending and delays related to the ACP pipeline. There have been no changes to the credit ratings of any of the Duke Energy Registrants during 2019 by any of the rating agencies. Moody's and Fitch continue to maintain a stable outlook on Duke Energy Corporation.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2019	2018
Cash flows provided by (used in):
Operating activities	$3,056	$3,302
Investing activities	(5,788)	(4,645)
Financing activities	2,622	1,265
Net decrease in cash, cash equivalents and restricted cash	(110)	(78)
Cash, cash equivalents and restricted cash at beginning of period	591	505
Cash, cash equivalents and restricted cash at end of period	$481	$427
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2019	2018	Variance
Net income	$1,641	$1,124	$517
Non-cash adjustments to net income	2,921	3,082	(161)
Contributions to qualified pension plans	—	(141)	141
Payments for asset retirement obligations	(336)	(245)	(91)
Payment for disposal of other assets	—	(105)	105
Working capital	(1,170)	(413)	(757)
Net cash provided by operating activities	$3,056	$3,302	$(246)

MD&A	LIQUIDITY AND CAPITAL RESOURCES

The variance was primarily due to:

•
a $757 million increase in cash outflows from working capital primarily due to fluctuations in coal stock inventory, fluctuations of payables balances due primarily to storm costs and timing and increases in federal tax receivables, partially offset by fluctuations in accounts receivable balances due to higher receivables at December 31, 2018; and

•	a $91 million increase in payments for asset retirement obligations.
Partially offset by:

•
a $356 million increase in net income after adjustment for non-cash items due primarily to increases in revenues as a result of rate increases in the current year, partially offset by decreases in current year non-cash adjustments;

•	a $141 million decrease in contributions to qualified pension plans; and

•	a $105 million payment for disposal of Beckjord in the prior year.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2019	2018	Variance
Capital, investment and acquisition expenditures	$(5,627)	$(4,515)	$(1,112)
Other investing items	(161)	(130)	(31)
Net cash used in investing activities	$(5,788)	$(4,645)	$(1,143)
The variance relates primarily to an increase in capital expenditures due to higher overall investments in the Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables segments.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2019	2018	Variance
Issuances of long-term debt, net	$2,467	$537	$1,930
Issuances of common stock	27	820	(793)
Issuances of preferred stock	973	—	973
Notes payable and commercial paper	324	1,131	(807)
Dividends paid	(1,312)	(1,199)	(113)
Other financing items	143	(24)	167
Net cash provided by financing activities	$2,622	$1,265	$1,357
The variance was primarily due to:

•	a $973 million increase in proceeds from the issuance of preferred stock; and

•	a $1,930 million increase in proceeds from net issuances of long-term debt primarily due to the timing of issuances and redemptions of long-term debt.
Partially offset by:

•
an $807 million decrease in net proceeds from issuances of notes payable and commercial paper primarily due to the use of proceeds from the preferred stock issuance and increased long-term debt issuances to pay down outstanding commercial paper; and

•	a $793 million decrease in proceeds from the issuance of common stock due primarily to prior year issuances under equity forward agreements.
OTHER MATTERS
Environmental Regulations
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, coal ash and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants. Refer to Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

MD&A	OTHER MATTERS

Coal Ash Management Act of 2014
On March 26, 2019, NCDEQ granted Duke Energy’s application in part, extending by four months until December 1, 2019, the Coal Ash Act’s closure deadline applicable to the Sutton plant impoundments.
On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas and Duke Energy Progress to excavate all remaining coal ash impoundments at the Allen, Belews Creek, Rogers, Marshall, Mayo and Roxboro facilities in North Carolina. With respect to the final six sites, which NCDEQ has ruled as low risk, science and engineering support a variety of closure methods including capping in place and hybrid cap-in-place as appropriate solutions that protect public health and the environment. On April 26, 2019, Duke Energy Carolinas and Duke Energy Progress filed Petitions for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ’s April 1 Order. For more information, see Note 4, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
Duke Energy estimates the undiscounted, unadjusted cost to close the remaining impoundments by excavation, as outlined in the NCDEQ closure determination, will be approximately $4 billion to $5 billion more than the prior project cost estimate of $5.6 billion in the aggregate for the closure for all Duke Energy Carolinas and Duke Energy Progress impoundments. Excavation would likely extend beyond the required federal and state deadlines for impoundment closure. Duke Energy intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at June 30, 2019, and December 31, 2018, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. For more information, see Note 7, "Asset Retirement Obligations," to the Condensed Consolidated Financial Statements.
Duke Energy has completed excavation of all coal ash at the Riverbend plant and coal ash regulated by the Coal Ash Act at the Dan River and Sutton plants.
North Carolina Competitive Procurement
Based on an independent evaluation process, Duke Energy will own or purchase a total of 551 MW of renewable energy from projects under the North Carolina’s CPRE program. The process used was approved by the NCUC to select projects that would deliver the lowest cost renewable energy for customers. Five Duke Energy projects, totaling about 190 MW, were selected during the competitive bidding process. Duke Energy has completed the contracting process for the winning projects; there will be a second tranche for CPRE that is scheduled to occur in the fourth quarter of 2019.
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2019, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for a discussion of off-balance sheet arrangements regarding ACP. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and six months ended June 30, 2019, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and six months ended June 30, 2019, there were no material changes to the Duke Energy Registrants' disclosures about market risk. For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

MD&A	OTHER MATTERS

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	Ninth Supplemental Indenture, dated as of May 24, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on May 24, 2019, File No. 1-6196).								X
4.2	Twenty-Second Supplemental Indenture, dated as of June 7, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on June 7, 2019, File No. 1-32853).	X
*10.1
Engineering, Procurement and Construction Agreement between Duke Energy Business Services, LLC, as agent for and on behalf of Piedmont Natural Gas Company Inc. and Matrix Service, Inc., dated as of April 30, 2019. (Portions of the exhibit have been omitted for confidentiality.)
X
10.2
$1,000,000,000 Credit Agreement, dated as of May 15, 2019, among Duke Energy Corporation, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, PNC Bank, National Association, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as Co-Syndication Agents, and Bank of China, New York Branch, BNP Paribas, Santander Bank, N.A., and U.S. Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on May 16, 2019, File No. 1-32853).
X
*10.3	Decommissioning Services Agreement between Duke Energy Florida, LLC, and ADP CR3, LLC, and ADP SF1, LLC. (Portions of the exhibit have been omitted for confidentiality.)					X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X

EXHIBITS

*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

EXHIBITS

*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
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

Date:	August 6, 2019	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2019	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)