Form 10-Q
period 2019-09-30
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2019-11-08
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number

1-32853	DUKE ENERGY CORPORATION	20-2777218
(a Delaware corporation)
550 South Tryon Street
Charlotte, North Carolina 28202-1803
704-382-3853

1-4928	DUKE ENERGY CAROLINAS, LLC	56-0205520
(a North Carolina limited liability company)
526 South Church Street
Charlotte, North Carolina 28202-1803
704-382-3853

1-15929	PROGRESS ENERGY, INC.	56-2155481
(a North Carolina corporation)
410 South Wilmington Street
Raleigh, North Carolina 27601-1748
704-382-3853

1-3382	DUKE ENERGY PROGRESS, LLC	56-0165465
(a North Carolina limited liability company)
410 South Wilmington Street
Raleigh, North Carolina 27601-1748
704-382-3853

1-3274	DUKE ENERGY FLORIDA, LLC	59-0247770
(a Florida limited liability company)
299 First Avenue North
St. Petersburg, Florida 33701
704-382-3853

1-1232	DUKE ENERGY OHIO, INC.	31-0240030
(an Ohio corporation)
139 East Fourth Street
Cincinnati, Ohio 45202
704-382-3853

1-3543	DUKE ENERGY INDIANA, LLC	35-0594457
(an Indiana limited liability company)
1000 East Main Street
Plainfield, Indiana 46168
704-382-3853

1-6196	PIEDMONT NATURAL GAS COMPANY, INC.	56-0556998
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at October 31, 2019:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	729,032,868
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

FORWARD-LOOKING STATEMENTS

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

FORWARD-LOOKING STATEMENTS

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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida OPC and other customer representatives

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida OPC and other customer representatives, which replaces and supplants the 2013 Settlement

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Inc., Duke Energy and Southern Company Gas

ACP pipeline	The approximately 600-mile proposed interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

the Agents	Wells Fargo Securities, LLC, Citigroup Global Market Inc., J.P. Morgan Securities, LLC

ALJ	Administrative Law Judge

AMI	Advanced Metering Infrastructure

AMT	Alternative Minimum Tax

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset retirement obligations

ATM	At-the-market

Beckjord	Beckjord Generating Station

Belews Creek	Belews Creek Steam Station

Bison	Bison Insurance Company Limited

Cardinal	Cardinal Pipeline Company, LLC

CECL	Current expected credit loss

CC	Combined Cycle

CCR	Coal Combustion Residuals

Citrus County CC	Citrus County Combined Cycle Facility

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the Company	Duke Energy Corporation and its subsidiaries

Constitution	Constitution Pipeline Company, LLC

CPCN	Certificate of Public Convenience and Necessity

CPRE	Competitive Procurement of Renewable Energy

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CWA	Clean Water Act

D.C. Circuit Court	U.S. Court of Appeals for the District of Columbia Circuit

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DRIP	Dividend Reinvestment Program

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

GLOSSARY OF TERMS

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDA	Equity Distribution Agreement

EDIT	Excess deferred income tax

EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction agreement

EPS	Earnings Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FES	FirstEnergy Solutions Corp.

Fitch	Fitch Ratings, Inc.

Fluor	Fluor Enterprises, Inc.

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

FV-NI	Fair value through net income

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Attributable to Duke Energy Corporation

GAAP Reported EPS	Diluted EPS Attributable to Duke Energy Corporation common stockholders

GWh	Gigawatt-hours

Hardy Storage	Hardy Storage Company, LLC

HLBV	Hypothetical Liquidation at Book Value

ICPA	Inter-Company Power Agreement

IGCC	Integrated Gasification Combined Cycle

IMR	Integrity Management Rider

IRP	Integrated Resource Plan

IRS	Internal Revenue Service

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

Lee Nuclear Station	William States Lee III Nuclear Station

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Unit

GLOSSARY OF TERMS

Moody's	Moody's Investors Service, Inc.

MW	Megawatt

MWh	Megawatt-hour

NAV	Net asset value

NCDEQ	North Carolina Department of Environmental Quality

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NMC	National Methanol Company

NPDES	National Pollutant Discharge Elimination System

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

OPEB	Other Post-Retirement Benefit Obligations

ORS	South Carolina Office of Regulatory Staff

OTTI	Other-than-temporary impairment

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont Term Loan	Term loan facility with commitments totaling $350M entered in June 2017

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

REC	Renewable Energy Certificate

ROU assets	Right-of-use assets

RRBA	Roanoke River Basin Association

SELC	Southern Environmental Law Center

S&P	Standard & Poor's Rating Services

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

WNA	Weather normalization adjustment

W.S. Lee CC	William States Lee Combined Cycle Facility

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per-share amounts)	2019	2018	2019	2018
Operating Revenues
Regulated electric	$6,515	$6,216	$17,223	$16,678
Regulated natural gas	223	230	1,231	1,221
Nonregulated electric and other	202	182	522	507
Total operating revenues	6,940	6,628	18,976	18,406
Operating Expenses
Fuel used in electric generation and purchased power	1,978	1,931	5,228	5,181
Cost of natural gas	48	58	451	460
Operation, maintenance and other	1,484	1,584	4,337	4,592
Depreciation and amortization	1,186	1,039	3,364	2,979
Property and other taxes	335	323	1,012	954
Impairment charges	(20)	124	(16)	339
Total operating expenses	5,011	5,059	14,376	14,505
Gains (Losses) on Sales of Other Assets and Other, net	—	10	—	(87)
Operating Income	1,929	1,579	4,600	3,814
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	50	37	137	49
Other income and expenses, net	104	131	308	327
Total other income and expenses	154	168	445	376
Interest Expense	572	517	1,657	1,550
Income From Continuing Operations Before Income Taxes	1,511	1,230	3,388	2,640
Income Tax Expense From Continuing Operations	188	168	424	449
Income From Continuing Operations	1,323	1,062	2,964	2,191
Income (Loss) From Discontinued Operations, net of tax	—	4	—	(1)
Net Income	1,323	1,066	2,964	2,190
Less: Net Loss Attributable to Noncontrolling Interests	(19)	(16)	(110)	(12)
Less: Preferred Dividends	15	—	27	—
Net Income Attributable to Duke Energy Corporation	$1,327	$1,082	$3,047	$2,202

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.82	$1.51	$4.18	$3.12
Diluted	$1.82	$1.51	$4.18	$3.11
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$—	$—	$—	$—
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.82	$1.51	$4.18	$3.12
Diluted	$1.82	$1.51	$4.18	$3.11
Weighted average shares outstanding
Basic	729	713	728	705
Diluted	729	714	728	706

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net Income	$1,323	$1,066	$2,964	$2,190
Other Comprehensive (Loss) Income, net of tax
Pension and OPEB adjustments	(2)	1	1	3
Net unrealized (losses) gains on cash flow hedges	(16)	(3)	(62)	10
Reclassification into earnings from cash flow hedges	1	6	4	5
Unrealized gains (losses) on available-for-sale securities	2	—	10	(5)
Other Comprehensive (Loss) Income, net of tax	(15)	4	(47)	13
Comprehensive Income	1,308	1,070	2,917	2,203
Less: Comprehensive Loss Attributable to Noncontrolling Interests	(19)	(16)	(110)	(12)
Less: Preferred Dividends	15	—	27	—
Comprehensive Income Attributable to Duke Energy Corporation	$1,312	$1,086	$3,000	$2,215

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$379	$442
Receivables (net of allowance for doubtful accounts of $20 at 2019 and $16 at 2018)	755	962
Receivables of VIEs (net of allowance for doubtful accounts of $53 at 2019 and $55 at 2018)	2,322	2,172
Inventory	3,107	3,084
Regulatory assets (includes $52 at 2019 and 2018 related to VIEs)	1,723	2,005
Other (includes $188 at 2019 and $162 at 2018 related to VIEs)	1,333	1,049
Total current assets	9,619	9,714
Property, Plant and Equipment
Cost	143,794	134,458
Accumulated depreciation and amortization	(45,149)	(43,126)
Generation facilities to be retired, net	267	362
Net property, plant and equipment	98,912	91,694
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,002 at 2019 and $1,041 at 2018 related to VIEs)	13,916	13,617
Nuclear decommissioning trust funds	7,695	6,720
Operating lease right-of-use assets, net	1,703	—
Investments in equity method unconsolidated affiliates	1,864	1,409
Other (includes $63 at 2019 and $261 at 2018 related to VIEs)	2,905	2,935
Total other noncurrent assets	47,386	43,984
Total Assets	$155,917	$145,392
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,946	$3,487
Notes payable and commercial paper	2,469	3,410
Taxes accrued	712	577
Interest accrued	559	559
Current maturities of long-term debt (includes $231 at 2019 and $227 at 2018 related to VIEs)	3,096	3,406
Asset retirement obligations	861	919
Regulatory liabilities	673	598
Other	2,074	2,085
Total current liabilities	13,390	15,041
Long-Term Debt (includes $4,060 at 2019 and $3,998 at 2018 related to VIEs)	54,818	51,123
Other Noncurrent Liabilities
Deferred income taxes	8,776	7,806
Asset retirement obligations	11,740	9,548
Regulatory liabilities	15,202	14,834
Operating lease liabilities	1,456	—
Accrued pension and other post-retirement benefit costs	900	988
Investment tax credits	579	568
Other (includes $218 at 2019 and $212 at 2018 related to VIEs)	1,649	1,650
Total other noncurrent liabilities	40,302	35,394
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2019	973	—
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2019	990	—
Common stock, $0.001 par value, 2 billion shares authorized; 729 million shares outstanding at 2019 and 727 million shares outstanding at 2018	1	1
Additional paid-in capital	40,488	40,795
Retained earnings	4,139	3,113
Accumulated other comprehensive loss	(153)	(92)
Total Duke Energy Corporation stockholders' equity	46,438	43,817
Noncontrolling interests	969	17
Total equity	47,407	43,834
Total Liabilities and Equity	$155,917	$145,392

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,964	$2,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	3,831	3,447
Equity component of AFUDC	(99)	(175)
Losses on sales of other assets	—	87
Impairment charges	(16)	339
Deferred income taxes	736	1,099
Equity in earnings of unconsolidated affiliates	(137)	(49)
Accrued pension and other post-retirement benefit costs	13	46
Contributions to qualified pension plans	(77)	(141)
Payments for asset retirement obligations	(582)	(389)
Payment for disposal of other assets	—	(105)
Other rate case adjustments	—	37
Provision for rate refunds	61	375
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(4)	15
Receivables	62	(288)
Inventory	(3)	104
Other current assets	(134)	(648)
Increase (decrease) in
Accounts payable	(538)	389
Taxes accrued	125	122
Other current liabilities	(198)	(180)
Other assets	(264)	(585)
Other liabilities	(103)	(23)
Net cash provided by operating activities	5,637	5,667
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,084)	(6,752)
Contributions to equity method investments	(264)	(298)
Purchases of debt and equity securities	(3,105)	(2,763)
Proceeds from sales and maturities of debt and equity securities	3,092	2,718
Other	(272)	(175)
Net cash used in investing activities	(8,633)	(7,270)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6,131	4,110
Issuance of preferred stock	1,963	—
Issuance of common stock	41	834
Payments for the redemption of long-term debt	(2,737)	(2,278)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	339	243
Payments for the redemption of short-term debt with original maturities greater than 90 days	(479)	(207)
Notes payable and commercial paper	(879)	638
Contributions from noncontrolling interests	615	—
Dividends paid	(1,990)	(1,835)
Other	(17)	42
Net cash provided by financing activities	2,987	1,547
Net decrease in cash, cash equivalents and restricted cash	(9)	(56)
Cash, cash equivalents and restricted cash at beginning of period	591	505
Cash, cash equivalents and restricted cash at end of period	$582	$449
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,073	$1,016
Non-cash dividends	81	79

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2018 and 2019
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2018	$—	712	$1	$39,682	$2,894	$2	$(5)	$(67)	$42,507	$8	$42,515
Net income (loss)	—	—	—	—	1,082	—	—	—	1,082	(16)	1,066
Other comprehensive income	—	—	—	—	—	3	—	1	4	—	4
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	65	—	—	—	—	65	—	65
Common stock dividends	—	—	—	—	(663)	—	—	—	(663)	—	(663)
Other	—	—	—	—	—	—	—	—	—	26	26
Balance at September 30, 2018	$—	713	$1	$39,747	$3,313	$5	$(5)	$(66)	$42,995	$18	$43,013

Balance at June 30, 2019	$973	728	$1	$40,885	$3,502	$(63)	$4	$(89)	$45,213	$119	$45,332
Net income (loss)	—	—	—	—	1,327	—	—	—	1,327	(19)	1,308
Other comprehensive (loss) income	—	—	—	—	—	(15)	2	(2)	(15)	—	(15)
Preferred stock, Series B, issuances, net of issuance costs(c)	990	—	—	—	—	—	—	—	990	—	990
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	69	—	—	—	—	69	—	69
Common stock dividends	—	—	—	—	(690)	—	—	—	(690)	—	(690)
Sale of noncontrolling interest(d)	—	—	—	(465)	—	10	—	—	(455)	863	408
Contribution from noncontrolling interest in subsidiaries(e)	—	—	—	—	—	—	—	—	—	7	7
Other	—	—	—	(1)	—	—	—	—	(1)	(1)	(2)
Balance at September 30, 2019	$1,963	729	$1	$40,488	$4,139	$(68)	$6	$(91)	$46,438	$969	$47,407

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2018 and 2019
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2017	$—	700	$1	$38,792	$3,013	$(10)	$12	$(69)	$41,739	$(2)	$41,737
Net income (loss)	—	—	—	—	2,202	—	—	—	2,202	(12)	2,190
Other comprehensive income (loss)	—	—	—	—	—	15	(5)	3	13	—	13
Common stock issuances, including dividend reinvestment and employee benefits	—	13	—	955	—	—	—	—	955	—	955
Common stock dividends	—	—	—	—	(1,914)	—	—	—	(1,914)	—	(1,914)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other(a)	—	—	—	—	12	—	(12)	—	—	33	33
Balance at September 30, 2018	$—	713	$1	$39,747	$3,313	$5	$(5)	$(66)	$42,995	$18	$43,013

Balance at December 31, 2018	$—	727	$1	$40,795	$3,113	$(14)	$(3)	$(75)	$43,817	$17	$43,834
Net income (loss)	—	—	—	—	3,047	—	—	—	3,047	(110)	2,937
Other comprehensive (loss) income	—	—	—	—	—	(58)	10	1	(47)	—	(47)
Preferred stock, Series A, issuances, net of issuance costs(b)	973	—	—	—	—	—	—	—	973	—	973
Preferred stock, Series B, issuances, net of issuance costs(c)	990	—	—	—	—	—	—	—	990	—	990
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	158	—	—	—	—	158	—	158
Common stock dividends	—	—	—	—	(2,044)	—	—	—	(2,044)	—	(2,044)
Sale of noncontrolling interest(d)	—	—	—	(465)	—	10	—	—	(455)	863	408
Contributions from noncontrolling interest in subsidiaries(e)	—	—	—	—	—	—	—	—	—	200	200
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other(f)	—	—	—	—	23	(6)	(1)	(17)	(1)	—	(1)
Balance at September 30, 2019	$1,963	729	$1	$40,488	$4,139	$(68)	$6	$(91)	$46,438	$969	$47,407

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement.

(b)	Duke Energy issued 40 million depositary shares of preferred stock, series A, in the first quarter of 2019.

(c)	Duke Energy issued 1 million shares of preferred stock, series B, in the third quarter of 2019.

(d)	See Note 2 for additional discussion of the transaction.

(e)	Relates to tax equity financing activity in the Commercial Renewables segment. See Note 1 for additional discussion.

(f)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$2,162	$2,090	$5,619	$5,525
Operating Expenses
Fuel used in electric generation and purchased power	504	490	1,371	1,370
Operation, maintenance and other	443	514	1,324	1,464
Depreciation and amortization	350	305	1,013	866
Property and other taxes	66	67	221	214
Impairment charges	6	1	11	191
Total operating expenses	1,369	1,377	3,940	4,105
Losses on Sales of Other Assets and Other, net	—	—	—	(1)
Operating Income	793	713	1,679	1,419
Other Income and Expenses, net	34	34	106	108
Interest Expense	119	106	346	323
Income Before Income Taxes	708	641	1,439	1,204
Income Tax Expense	118	145	255	268
Net Income	$590	$496	$1,184	$936
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	—	—	1
Comprehensive Income	$590	$496	$1,184	$937

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$23	$33
Receivables (net of allowance for doubtful accounts of $2 at 2019 and 2018)	234	219
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2019 and 2018)	775	699
Receivables from affiliated companies	108	182
Inventory	943	948
Regulatory assets	573	520
Other	19	72
Total current assets	2,675	2,673
Property, Plant and Equipment
Cost	47,815	44,741
Accumulated depreciation and amortization	(16,359)	(15,496)
Net property, plant and equipment	31,456	29,245
Other Noncurrent Assets
Regulatory assets	3,587	3,457
Nuclear decommissioning trust funds	4,104	3,558
Operating lease right-of-use assets, net	135	—
Other	1,061	1,027
Total other noncurrent assets	8,887	8,042
Total Assets	$43,018	$39,960
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$644	$988
Accounts payable to affiliated companies	174	230
Notes payable to affiliated companies	49	439
Taxes accrued	262	171
Interest accrued	138	102
Current maturities of long-term debt	457	6
Asset retirement obligations	214	290
Regulatory liabilities	197	199
Other	545	571
Total current liabilities	2,680	2,996
Long-Term Debt	11,001	10,633
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,853	3,689
Asset retirement obligations	5,184	3,659
Regulatory liabilities	6,364	5,999
Operating lease liabilities	108	—
Accrued pension and other post-retirement benefit costs	88	99
Investment tax credits	232	231
Other	617	671
Total other noncurrent liabilities	16,446	14,348
Commitments and Contingencies
Equity
Member's equity	12,598	11,689
Accumulated other comprehensive loss	(7)	(6)
Total equity	12,591	11,683
Total Liabilities and Equity	$43,018	$39,960
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,184	$936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,227	1,084
Equity component of AFUDC	(29)	(57)
Losses on sales of other assets	—	1
Impairment charges	11	191
Deferred income taxes	96	266
Accrued pension and other post-retirement benefit costs	(5)	3
Contributions to qualified pension plans	(7)	(46)
Payments for asset retirement obligations	(234)	(174)
Provision for rate refunds	34	163
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(7)	2
Receivables	(80)	(154)
Receivables from affiliated companies	74	(63)
Inventory	5	(11)
Other current assets	(117)	(54)
Increase (decrease) in
Accounts payable	(284)	69
Accounts payable to affiliated companies	(56)	(67)
Taxes accrued	91	(47)
Other current liabilities	44	(129)
Other assets	2	18
Other liabilities	(43)	(47)
Net cash provided by operating activities	1,906	1,884
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,984)	(2,006)
Purchases of debt and equity securities	(1,658)	(1,386)
Proceeds from sales and maturities of debt and equity securities	1,658	1,386
Other	(80)	(103)
Net cash used in investing activities	(2,064)	(2,109)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	819	991
Payments for the redemption of long-term debt	(5)	(704)
Notes payable to affiliated companies	(390)	700
Distributions to parent	(275)	(750)
Other	(1)	(1)
Net cash provided by financing activities	148	236
Net (decrease) increase in cash and cash equivalents	(10)	11
Cash and cash equivalents at beginning of period	33	16
Cash and cash equivalents at end of period	$23	$27
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$261	$299

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2018 and 2019
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Income (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at June 30, 2018	$11,308	$(6)	$11,302
Net income	496	—	496
Distributions to parent	(250)	—	(250)
Balance at September 30, 2018	$11,554	$(6)	$11,548

Balance at June 30, 2019	$12,283	$(7)	$12,276
Net income	590	—	590
Distributions to parent	(275)	—	(275)
Balance at September 30, 2019	$12,598	$(7)	$12,591

	Nine Months Ended September 30, 2018 and 2019
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Income (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2017	$11,368	$(7)	$11,361
Net income	936	—	936
Other comprehensive income	—	1	1
Distributions to parent	(750)	—	(750)
Balance at September 30, 2018	$11,554	$(6)	$11,548

Balance at December 31, 2018	$11,689	$(6)	$11,683
Net income	1,184	—	1,184
Distributions to parent	(275)	—	(275)
Other	—	(1)	(1)
Balance at September 30, 2019	$12,598	$(7)	$12,591

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$3,242	$3,045	$8,558	$8,119
Operating Expenses
Fuel used in electric generation and purchased power	1,187	1,148	3,100	3,019
Operation, maintenance and other	640	680	1,813	1,913
Depreciation and amortization	496	419	1,377	1,183
Property and other taxes	159	145	439	399
Impairment charges	(25)	1	(25)	34
Total operating expenses	2,457	2,393	6,704	6,548
Gains on Sales of Other Assets and Other, net	1	11	—	23
Operating Income	786	663	1,854	1,594
Other Income and Expenses, net	41	51	106	128
Interest Expense	212	214	650	626
Income Before Income Taxes	615	500	1,310	1,096
Income Tax Expense	94	94	212	186
Net Income	521	406	1,098	910
Less: Net Income Attributable to Noncontrolling Interests	—	2	—	6
Net Income Attributable to Parent	$521	$404	$1,098	$904

Net Income	$521	$406	$1,098	$910
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	—	2	2
Net unrealized gains on cash flow hedges	1	2	4	5
Unrealized gains (losses) on available-for-sale securities	1	—	2	(1)
Other Comprehensive Income, net of tax	2	2	8	6
Comprehensive Income	523	408	1,106	916
Less: Comprehensive Income Attributable to Noncontrolling Interests	—	2	—	6
Comprehensive Income Attributable to Parent	$523	$406	$1,106	$910

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$82	$67
Receivables (net of allowance for doubtful accounts of $6 at 2019 and $5 at 2018)	181	220
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2019 and 2018)	1,042	909
Receivables from affiliated companies	33	168
Inventory	1,434	1,459
Regulatory assets (includes $52 at 2019 and 2018 related to VIEs)	881	1,137
Other (includes $16 at 2019 and $39 at 2018 related to VIEs)	242	125
Total current assets	3,895	4,085
Property, Plant and Equipment
Cost	53,491	50,260
Accumulated depreciation and amortization	(16,917)	(16,398)
Generation facilities to be retired, net	267	362
Net property, plant and equipment	36,841	34,224
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,002 at 2019 and $1,041 at 2018 related to VIEs)	6,733	6,564
Nuclear decommissioning trust funds	3,590	3,162
Operating lease right-of-use assets, net	814	—
Other	989	974
Total other noncurrent assets	15,781	14,355
Total Assets	$56,517	$52,664
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,095	$1,172
Accounts payable to affiliated companies	354	360
Notes payable to affiliated companies	1,789	1,235
Taxes accrued	271	109
Interest accrued	212	246
Current maturities of long-term debt (includes $54 at 2019 and $53 at 2018 related to VIEs)	1,276	1,672
Asset retirement obligations	478	514
Regulatory liabilities	296	280
Other	850	821
Total current liabilities	6,621	6,409
Long-Term Debt (includes $1,631 at 2019 and $1,636 at 2018 related to VIEs)	17,693	17,089
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,389	3,941
Asset retirement obligations	5,610	4,897
Regulatory liabilities	5,165	5,049
Operating lease liabilities	710	—
Accrued pension and other post-retirement benefit costs	455	521
Other	361	351
Total other noncurrent liabilities	16,690	14,759
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2019 and 2018	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	6,236	5,131
Accumulated other comprehensive loss	(19)	(20)
Total Progress Energy, Inc. stockholders' equity	15,360	14,254
Noncontrolling interests	3	3
Total equity	15,363	14,257
Total Liabilities and Equity	$56,517	$52,664

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,098	$910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,649	1,458
Equity component of AFUDC	(48)	(80)
Gains on sales of other assets	—	(23)
Impairment charges	(25)	34
Deferred income taxes	342	342
Accrued pension and other post-retirement benefit costs	14	18
Contributions to qualified pension plans	(57)	(45)
Payments for asset retirement obligations	(309)	(164)
Other rate case adjustments	—	37
Provision for rate refunds	13	101
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	9	14
Receivables	(128)	(316)
Receivables from affiliated companies	135	16
Inventory	45	119
Other current assets	79	(156)
Increase (decrease) in
Accounts payable	(64)	427
Accounts payable to affiliated companies	(6)	76
Taxes accrued	150	143
Other current liabilities	(96)	(28)
Other assets	(281)	(668)
Other liabilities	(90)	(34)
Net cash provided by operating activities	2,430	2,181
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,866)	(2,689)
Purchases of debt and equity securities	(1,304)	(1,216)
Proceeds from sales and maturities of debt and equity securities	1,300	1,225
Net proceeds from the sales of other assets	—	20
Notes receivable from affiliated companies	—	(205)
Other	(130)	(142)
Net cash used in investing activities	(3,000)	(3,007)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,295	1,785
Payments for the redemption of long-term debt	(1,263)	(719)
Notes payable to affiliated companies	554	(11)
Dividends to parent	—	(250)
Other	8	(3)
Net cash provided by financing activities	594	802
Net increase (decrease) in cash, cash equivalents and restricted cash	24	(24)
Cash, cash equivalents and restricted cash at beginning of period	112	87
Cash, cash equivalents and restricted cash at end of period	$136	$63
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$400	$441

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2018 and 2019
			Accumulated Other Comprehensive (Loss) Income
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2018	$9,143	$4,855	$(15)	$(1)	$(10)	$13,972	$—	$13,972
Net income	—	404	—	—	—	404	2	406
Other comprehensive income	—	—	2	—	—	2	—	2
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Balance at September 30, 2018	$9,143	$5,009	$(13)	$(1)	$(10)	$14,128	$2	$14,130

Balance at June 30, 2019	$9,143	$5,715	$(13)	$—	$(8)	$14,837	$2	$14,839
Net income	—	521	—	—	—	521	—	521
Other comprehensive income	—	—	1	1	—	2	—	2
Other	—	—	—	(1)	1	—	1	1
Balance at September 30, 2019	$9,143	$6,236	$(12)	$—	$(7)	$15,360	$3	$15,363

	Nine Months Ended September 30, 2018 and 2019
			Accumulated Other Comprehensive (Loss) Income
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2017	$9,143	$4,350	$(18)	$5	$(12)	$13,468	$(3)	$13,465
Net income	—	904	—	—	—	904	6	910
Other comprehensive income (loss)	—	—	5	(1)	2	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Other(a)	—	5	—	(5)	—	—	—	—
Balance at September 30, 2018	$9,143	$5,009	$(13)	$(1)	$(10)	$14,128	$2	$14,130

Balance at December 31, 2018	$9,143	$5,131	$(12)	$(1)	$(7)	$14,254	$3	$14,257
Net income	—	1,098	—	—	—	1,098	—	1,098
Other comprehensive income	—	—	4	2	2	8	—	8
Other(b)	—	7	(4)	(1)	(2)	—	—	—
Balance at September 30, 2019	$9,143	$6,236	$(12)	$—	$(7)	$15,360	$3	$15,363

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

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$1,688	$1,582	$4,559	$4,333
Operating Expenses
Fuel used in electric generation and purchased power	577	535	1,571	1,452
Operation, maintenance and other	378	431	1,070	1,187
Depreciation and amortization	314	253	855	723
Property and other taxes	46	40	131	115
Impairment charges	—	—	—	33
Total operating expenses	1,315	1,259	3,627	3,510
Gains on Sales of Other Assets and Other, net	—	7	—	9
Operating Income	373	330	932	832
Other Income and Expenses, net	27	24	75	61
Interest Expense	74	82	232	241
Income Before Income Taxes	326	272	775	652
Income Tax Expense	48	56	125	120
Net Income and Comprehensive Income	$278	$216	$650	$532

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$49	$23
Receivables (net of allowance for doubtful accounts of $2 at 2019 and 2018)	75	75
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2019 and 2018)	564	547
Receivables from affiliated companies	34	23
Inventory	939	954
Regulatory assets	515	703
Other	95	62
Total current assets	2,271	2,387
Property, Plant and Equipment
Cost	33,594	31,459
Accumulated depreciation and amortization	(11,761)	(11,423)
Generation facilities to be retired, net	267	362
Net property, plant and equipment	22,100	20,398
Other Noncurrent Assets
Regulatory assets	4,363	4,111
Nuclear decommissioning trust funds	2,872	2,503
Operating lease right-of-use assets, net	397	—
Other	595	612
Total other noncurrent assets	8,227	7,226
Total Assets	$32,598	$30,011
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$550	$660
Accounts payable to affiliated companies	198	278
Notes payable to affiliated companies	79	294
Taxes accrued	101	53
Interest accrued	89	116
Current maturities of long-term debt	306	603
Asset retirement obligations	476	509
Regulatory liabilities	210	178
Other	416	408
Total current liabilities	2,425	3,099
Long-Term Debt	8,593	7,451
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,316	2,119
Asset retirement obligations	5,038	4,311
Regulatory liabilities	4,152	3,955
Operating lease liabilities	360	—
Accrued pension and other post-retirement benefit costs	230	237
Investment tax credits	138	142
Other	105	106
Total other noncurrent liabilities	12,339	10,870
Commitments and Contingencies
Equity
Member's Equity	9,091	8,441
Total Liabilities and Equity	$32,598	$30,011

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$650	$532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	996	869
Equity component of AFUDC	(44)	(41)
Gains on sales of other assets	—	(9)
Impairment charges	—	33
Deferred income taxes	144	187
Accrued pension and other post-retirement benefit costs	2	11
Contributions to qualified pension plans	(4)	(25)
Payments for asset retirement obligations	(288)	(133)
Other rate case adjustments	—	37
Provision for rate refunds	13	101
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(4)	3
Receivables	(9)	(154)
Receivables from affiliated companies	(11)	(3)
Inventory	15	62
Other current assets	65	(239)
Increase (decrease) in
Accounts payable	(54)	325
Accounts payable to affiliated companies	(80)	73
Taxes accrued	37	28
Other current liabilities	(17)	(27)
Other assets	(197)	(358)
Other liabilities	33	11
Net cash provided by operating activities	1,247	1,283
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,592)	(1,526)
Purchases of debt and equity securities	(656)	(831)
Proceeds from sales and maturities of debt and equity securities	632	807
Net proceeds from the sales of other assets	—	20
Notes receivable from affiliated companies	—	(52)
Other	(56)	(82)
Net cash used in investing activities	(1,672)	(1,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,270	796
Payments for the redemption of long-term debt	(603)	(2)
Notes payable to affiliated companies	(215)	(240)
Distributions to parent	—	(175)
Other	(1)	(1)
Net cash provided by financing activities	451	378
Net increase (decrease) in cash and cash equivalents	26	(3)
Cash and cash equivalents at beginning of period	23	20
Cash and cash equivalents at end of period	$49	$17
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$182	$261

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2018 and 2019
Member's
(in millions)	Equity
Balance at June 30, 2018	$8,265
Net income	216
Distributions to parent	(175)
Balance at September 30, 2018	$8,306

Balance at June 30, 2019	$8,813
Net income	278
Balance at September 30, 2019	$9,091

Nine Months Ended
September 30, 2018 and 2019
Member's
(in millions)	Equity
Balance at December 31, 2017	$7,949
Net income	532
Distributions to parent	(175)
Balance at September 30, 2018	$8,306

Balance at December 31, 2018	$8,441
Net income	650
Balance at September 30, 2019	$9,091

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$1,548	$1,462	$3,987	$3,780
Operating Expenses
Fuel used in electric generation and purchased power	610	614	1,529	1,567
Operation, maintenance and other	256	245	730	719
Depreciation and amortization	182	166	522	460
Property and other taxes	113	105	309	284
Impairment charges	(25)	1	(25)	1
Total operating expenses	1,136	1,131	3,065	3,031
Gains on Sales of Other Assets and Other, net	1	—	—	—
Operating Income	413	331	922	749
Other Income and Expenses, net	14	28	39	75
Interest Expense	81	73	246	210
Income Before Income Taxes	346	286	715	614
Income Tax Expense	57	43	129	100
Net Income	$289	$243	$586	$514
Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on available-for-sale securities	1	—	2	(1)
Comprehensive Income	$290	$243	$588	$513

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$24	$36
Receivables (net of allowance for doubtful accounts of $3 at 2019 and 2018)	104	143
Receivables of VIEs (net of allowance for doubtful accounts of $3 at 2019 and 2018)	478	362
Receivables from affiliated companies	1	28
Inventory	495	504
Regulatory assets (includes $52 at 2019 and 2018 related to VIEs)	367	434
Other (includes $16 at 2019 and $39 at 2018 related to VIEs)	42	46
Total current assets	1,511	1,553
Property, Plant and Equipment
Cost	19,887	18,792
Accumulated depreciation and amortization	(5,148)	(4,968)
Net property, plant and equipment	14,739	13,824
Other Noncurrent Assets
Regulatory assets (includes $1,002 at 2019 and $1,041 at 2018 related to VIEs)	2,370	2,454
Nuclear decommissioning trust funds	718	659
Operating lease right-of-use assets, net	417	—
Other	307	311
Total other noncurrent assets	3,812	3,424
Total Assets	$20,062	$18,801
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$542	$511
Accounts payable to affiliated companies	158	91
Notes payable to affiliated companies	356	108
Taxes accrued	175	74
Interest accrued	72	75
Current maturities of long-term debt (includes $54 at 2019 and $53 at 2018 related to VIEs)	621	270
Asset retirement obligations	2	5
Regulatory liabilities	87	102
Other	423	406
Total current liabilities	2,436	1,642
Long-Term Debt (includes $1,306 at 2019 and $1,336 at 2018 related to VIEs)	6,511	7,051
Other Noncurrent Liabilities
Deferred income taxes	2,199	1,986
Asset retirement obligations	572	586
Regulatory liabilities	1,013	1,094
Operating lease liabilities	350	—
Accrued pension and other post-retirement benefit costs	196	254
Other	102	93
Total other noncurrent liabilities	4,432	4,013
Commitments and Contingencies
Equity
Member's equity	6,683	6,097
Accumulated other comprehensive loss	—	(2)
Total equity	6,683	6,095
Total Liabilities and Equity	$20,062	$18,801
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$586	$514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	647	581
Equity component of AFUDC	(4)	(40)
Impairment charges	(25)	1
Deferred income taxes	164	169
Accrued pension and other post-retirement benefit costs	8	4
Contributions to qualified pension plans	(53)	(20)
Payments for asset retirement obligations	(21)	(31)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	9	7
Receivables	(119)	(163)
Receivables from affiliated companies	27	(18)
Inventory	29	57
Other current assets	100	51
Increase (decrease) in
Accounts payable	(11)	101
Accounts payable to affiliated companies	67	9
Taxes accrued	101	198
Other current liabilities	(77)	1
Other assets	(81)	(308)
Other liabilities	(127)	(58)
Net cash provided by operating activities	1,220	1,055
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,274)	(1,162)
Purchases of debt and equity securities	(648)	(385)
Proceeds from sales and maturities of debt and equity securities	668	418
Notes receivable from affiliated companies	—	(80)
Other	(73)	(61)
Net cash used in investing activities	(1,327)	(1,270)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	25	989
Payments for the redemption of long-term debt	(210)	(717)
Notes payable to affiliated companies	248	—
Distributions to parent	—	(75)
Other	9	(1)
Net cash provided by financing activities	72	196
Net decrease in cash, cash equivalents and restricted cash	(35)	(19)
Cash, cash equivalents and restricted cash at beginning of period	75	53
Cash, cash equivalents and restricted cash at end of period	$40	$34
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$218	$180

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2018 and 2019
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at June 30, 2018	$5,890	$(2)	$5,888
Net income	243	—	243
Distributions to parent	(75)	—	(75)
Balance at September 30, 2018	$6,058	$(2)	$6,056

Balance at June 30, 2019	$6,394	$(1)	$6,393
Net income	289	—	289
Other comprehensive income	—	1	1
Balance at September 30, 2019	$6,683	$—	$6,683

	Nine Months Ended September 30, 2018 and 2019
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2017	$5,614	$4	$5,618
Net income	514	—	514
Other comprehensive loss	—	(1)	(1)
Distributions to parent	(75)	—	(75)
Other(a)	5	(5)	—
Balance at September 30, 2018	$6,058	$(2)	$6,056

Balance at December 31, 2018	$6,097	$(2)	$6,095
Net income	586	—	586
Other comprehensive income	—	2	2
Balance at September 30, 2019	$6,683	$—	$6,683

(a)
Amounts in Member's Equity and Accumulated Other Comprehensive Income (Loss) represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating Revenues
Regulated electric	$408	$373	$1,099	$1,055
Regulated natural gas	81	84	354	361
Nonregulated electric and other	—	12	—	36
Total operating revenues	489	469	1,453	1,452
Operating Expenses
Fuel used in electric generation and purchased power – regulated	114	99	293	284
Fuel used in electric generation and purchased power – nonregulated	—	14	—	43
Cost of natural gas	4	4	68	73
Operation, maintenance and other	123	76	378	337
Depreciation and amortization	69	64	199	196
Property and other taxes	71	73	229	218
Total operating expenses	381	330	1,167	1,151
Losses on Sales of Other Assets and Other, net	—	—	—	(106)
Operating Income	108	139	286	195
Other Income and Expenses, net	4	3	19	17
Interest Expense	27	23	81	68
Income Before Income Taxes	85	119	224	144
Income Tax Expense	11	19	34	23
Net Income and Comprehensive Income	$74	$100	$190	$121

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$11	$21
Receivables (net of allowance for doubtful accounts of $4 at 2019 and $2 at 2018)	81	102
Receivables from affiliated companies	63	114
Notes receivable from affiliated companies	74	—
Inventory	128	126
Regulatory assets	47	33
Other	28	24
Total current assets	432	420
Property, Plant and Equipment
Cost	9,993	9,360
Accumulated depreciation and amortization	(2,785)	(2,717)
Net property, plant and equipment	7,208	6,643
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	553	531
Operating lease right-of-use assets, net	22	—
Other	48	41
Total other noncurrent assets	1,543	1,492
Total Assets	$9,183	$8,555
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$266	$316
Accounts payable to affiliated companies	69	78
Notes payable to affiliated companies	167	274
Taxes accrued	162	202
Interest accrued	29	22
Current maturities of long-term debt	100	551
Asset retirement obligations	3	6
Regulatory liabilities	64	57
Other	74	74
Total current liabilities	934	1,580
Long-Term Debt	2,594	1,589
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	901	817
Asset retirement obligations	82	87
Regulatory liabilities	793	840
Operating lease liabilities	21	—
Accrued pension and other post-retirement benefit costs	103	79
Other	95	93
Total other noncurrent liabilities	1,995	1,916
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2019 and 2018	762	762
Additional paid-in capital	2,776	2,776
Retained Earnings (Accumulated deficit)	97	(93)
Total equity	3,635	3,445
Total Liabilities and Equity	$9,183	$8,555

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$190	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	199
Equity component of AFUDC	(9)	(10)
Losses on sales of other assets	—	106
Deferred income taxes	68	9
Accrued pension and other post-retirement benefit costs	1	3
Contributions to qualified pension plans	(2)	—
Payments for asset retirement obligations	(7)	(3)
Provision for rate refunds	5	23
(Increase) decrease in
Receivables	24	(44)
Receivables from affiliated companies	51	62
Inventory	(2)	(2)
Other current assets	(15)	12
Increase (decrease) in
Accounts payable	(40)	(47)
Accounts payable to affiliated companies	(9)	(8)
Taxes accrued	(40)	(31)
Other current liabilities	(4)	19
Other assets	(10)	3
Other liabilities	(25)	(17)
Net cash provided by operating activities	378	395
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(714)	(588)
Notes receivable from affiliated companies	(74)	14
Other	(45)	(62)
Net cash used in investing activities	(833)	(636)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,003	—
Payments for the redemption of long-term debt	(451)	(3)
Notes payable to affiliated companies	(107)	239
Net cash provided by financing activities	445	236
Net decrease in cash and cash equivalents	(10)	(5)
Cash and cash equivalents at beginning of period	21	12
Cash and cash equivalents at end of period	$11	$7
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$100	$83
Non-cash equity contribution from parent	—	106

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2018 and 2019
		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at June 30, 2018	$762	$2,776	$(248)	$3,290
Net income	—	—	100	100
Balance at September 30, 2018	$762	$2,776	$(148)	$3,390

Balance at June 30, 2019	$762	$2,776	$23	$3,561
Net income	—	—	74	74
Balance at September 30, 2019	$762	$2,776	$97	$3,635

	Nine Months Ended September 30, 2018 and 2019
		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at December 31, 2017	$762	$2,670	$(269)	$3,163
Net income	—	—	121	121
Contribution from parent(a)	—	106	—	106
Balance at September 30, 2018	$762	$2,776	$(148)	$3,390

Balance at December 31, 2018	$762	$2,776	$(93)	$3,445
Net income	—	—	190	190
Balance at September 30, 2019	$762	$2,776	$97	$3,635

(a)	Represents a non-cash settlement through equity of an intercompany payable from Duke Energy Ohio to its parent.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$807	$819	$2,289	$2,288
Operating Expenses
Fuel used in electric generation and purchased power	234	272	720	730
Operation, maintenance and other	192	198	569	576
Depreciation and amortization	130	130	393	386
Property and other taxes	16	16	55	56
Impairment charges	—	30	—	30
Total operating expenses	572	646	1,737	1,778
Operating Income	235	173	552	510
Other Income and Expenses, net	8	23	35	36
Interest Expense	40	42	111	125
Income Before Income Taxes	203	154	476	421
Income Tax Expense	47	35	113	104
Net Income and Comprehensive Income	$156	$119	$363	$317

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$20	$24
Receivables (net of allowance for doubtful accounts of $3 at 2019 and $2 at 2018)	56	52
Receivables from affiliated companies	85	122
Notes receivable from affiliated companies	213	—
Inventory	478	422
Regulatory assets	91	175
Other	29	35
Total current assets	972	830
Property, Plant and Equipment
Cost	16,137	15,443
Accumulated depreciation and amortization	(5,200)	(4,914)
Net property, plant and equipment	10,937	10,529
Other Noncurrent Assets
Regulatory assets	1,088	982
Operating lease right-of-use assets, net	58	—
Other	211	194
Total other noncurrent assets	1,357	1,176
Total Assets	$13,266	$12,535
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$196	$200
Accounts payable to affiliated companies	74	83
Notes payable to affiliated companies	—	167
Taxes accrued	29	43
Interest accrued	54	58
Current maturities of long-term debt	651	63
Asset retirement obligations	165	109
Regulatory liabilities	39	25
Other	107	107
Total current liabilities	1,315	855
Long-Term Debt	3,407	3,569
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,119	1,009
Asset retirement obligations	659	613
Regulatory liabilities	1,684	1,722
Operating lease liabilities	55	—
Accrued pension and other post-retirement benefit costs	157	115
Investment tax credits	161	147
Other	57	16
Total other noncurrent liabilities	3,892	3,622
Commitments and Contingencies
Equity
Member's Equity	4,502	4,339
Total Liabilities and Equity	$13,266	$12,535

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$363	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	395	388
Equity component of AFUDC	(13)	(28)
Impairment charges	—	30
Deferred income taxes	108	94
Accrued pension and other post-retirement benefit costs	3	5
Contributions to qualified pension plans	(2)	(8)
Payments for asset retirement obligations	(31)	(49)
Provision for rate refunds	—	58
(Increase) decrease in
Receivables	1	1
Receivables from affiliated companies	37	27
Inventory	(56)	16
Other current assets	91	(59)
Increase (decrease) in
Accounts payable	1	28
Accounts payable to affiliated companies	(9)	(6)
Taxes accrued	(14)	(51)
Other current liabilities	(12)	6
Other assets	(73)	29
Other liabilities	62	(13)
Net cash provided by operating activities	851	785
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(663)	(619)
Purchases of debt and equity securities	(19)	(42)
Proceeds from sales and maturities of debt and equity securities	15	18
Notes receivable from affiliated companies	(213)	—
Other	(33)	3
Net cash used in investing activities	(913)	(640)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	485	—
Payments for the redemption of long-term debt	(60)	(1)
Notes payable to affiliated companies	(167)	40
Distributions to parent	(200)	(175)
Other	—	(1)
Net cash provided by (used in) financing activities	58	(137)
Net (decrease) increase in cash and cash equivalents	(4)	8
Cash and cash equivalents at beginning of period	24	9
Cash and cash equivalents at end of period	$20	$17
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$82	$71

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2018 and 2019
Member's
(in millions)	Equity
Balance at June 30, 2018	$4,244
Net income	119
Distributions to parent	(100)
Balance at September 30, 2018	$4,263

Balance at June 30, 2019	$4,546
Net income	156
Distributions to parent	(200)
Balance at September 30, 2019	$4,502

Nine Months Ended
September 30, 2018 and 2019
Member's
(in millions)	Equity
Balance at December 31, 2017	$4,121
Net income	317
Distributions to parent	(175)
Balance at September 30, 2018	$4,263

Balance at December 31, 2018	$4,339
Net income	363
Distributions to parent	(200)
Balance at September 30, 2019	$4,502

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating Revenues	$168	$172	$956	$940
Operating Expenses
Cost of natural gas	46	54	384	387
Operation, maintenance and other	78	85	241	252
Depreciation and amortization	43	40	127	118
Property and other taxes	14	12	39	36
Total operating expenses	181	191	791	793
Operating (Loss) Income	(13)	(19)	165	147
Other Income and Expenses, net	7	6	19	15
Interest Expense	22	19	65	60
(Loss) Income Before Income Taxes	(28)	(32)	119	102
Income Tax (Benefit) Expense	(10)	(11)	22	21
Net (Loss) Income and Comprehensive (Loss) Income	$(18)	$(21)	$97	$81

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $5 at 2019 and $2 at 2018)	$78	$266
Receivables from affiliated companies	10	22
Inventory	47	70
Regulatory assets	48	54
Other	122	19
Total current assets	305	431
Property, Plant and Equipment
Cost	8,234	7,486
Accumulated depreciation and amortization	(1,652)	(1,575)
Net property, plant and equipment	6,582	5,911
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	306	303
Operating lease right-of-use assets, net	25	—
Investments in equity method unconsolidated affiliates	82	64
Other	42	52
Total other noncurrent assets	504	468
Total Assets	$7,391	$6,810
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$140	$203
Accounts payable to affiliated companies	50	38
Notes payable to affiliated companies	262	198
Taxes accrued	33	84
Interest accrued	32	31
Current maturities of long-term debt	—	350
Regulatory liabilities	77	37
Other	63	58
Total current liabilities	657	999
Long-Term Debt	2,384	1,788
Other Noncurrent Liabilities
Deferred income taxes	663	551
Asset retirement obligations	20	19
Regulatory liabilities	1,154	1,181
Operating lease liabilities	24	—
Accrued pension and other post-retirement benefit costs	6	4
Other	145	177
Total other noncurrent liabilities	2,012	1,932
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2019 and 2018	1,310	1,160
Retained earnings	1,028	931
Total equity	2,338	2,091
Total Liabilities and Equity	$7,391	$6,810

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129	120
Deferred income taxes	110	2
Equity in earnings from unconsolidated affiliates	(6)	(6)
Accrued pension and other post-retirement benefit costs	(7)	(3)
Contributions to qualified pension plans	(1)	—
Provision for rate refunds	9	31
(Increase) decrease in
Receivables	192	192
Receivables from affiliated companies	12	(3)
Inventory	23	16
Other current assets	(95)	58
Increase (decrease) in
Accounts payable	(93)	(48)
Accounts payable to affiliated companies	12	14
Taxes accrued	(51)	11
Other current liabilities	(6)	8
Other assets	(4)	(4)
Other liabilities	(4)	(5)
Net cash provided by operating activities	317	464
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(751)	(497)
Contributions to equity method investments	(16)	—
Notes receivable from affiliated companies	—	(11)
Other	(10)	(5)
Net cash used in investing activities	(777)	(513)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	596	100
Payments for the redemption of long-term debt	(350)	—
Notes payable to affiliated companies	64	(364)
Capital contributions from parent	150	300
Net cash provided by financing activities	460	36
Net decrease in cash and cash equivalents	—	(13)
Cash and cash equivalents at beginning of period	—	19
Cash and cash equivalents at end of period	$—	$6
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$121	$89

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2018 and 2019
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at June 30, 2018	$1,160	$904	$2,064
Net loss	—	(21)	(21)
Balance at September 30, 2018	$1,160	$883	$2,043

Balance at June 30, 2019	$1,310	$1,046	$2,356
Net loss	—	(18)	(18)
Balance at September 30, 2019	$1,310	$1,028	$2,338

	Nine Months Ended September 30, 2018 and 2019
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2017	$860	$802	$1,662
Net income	—	81	81
Contribution from parent	300	—	300
Balance at September 30, 2018	$1,160	$883	$2,043

Balance at December 31, 2018	$1,160	$931	$2,091
Net income	—	97	97
Contribution from parent	150	—	150
Balance at September 30, 2019	$1,310	$1,028	$2,338

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
Several operating agreements of Duke Energy's subsidiaries with noncontrolling interest are subject to allocations of earnings, tax attributes and cash flows in accordance with contractual agreements that vary throughout the lives of the subsidiaries. Therefore, Duke Energy and the other investors' (the owners) interests in the subsidiaries are not fixed, and the subsidiaries apply the HLBV method in allocating book profit or loss and other comprehensive income or loss (all measured on a pretax basis) to the owners. The HLBV method measures the amounts that each owner would hypothetically claim at each balance sheet reporting date, including tax benefits realized by the owners, upon a hypothetical liquidation of the subsidiary at the net book value of its underlying assets. The change in the amount that each owner would hypothetically receive at the reporting date compared to the amount it would have received on the previous reporting date represents the amount of profit or loss allocated to each owner for the reporting period. Duke Energy’s North Rosamond solar farm commenced commercial operations resulting in the allocation of losses to the noncontrolling tax equity members of $12 million and $86 million for the three and nine months ended September 30, 2019, respectively, utilizing the HLBV method.

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
During the third quarter of 2019, Duke Energy completed a sale of a minority interest in a portion of certain renewable assets to John Hancock. John Hancock's ownership interest in the assets represents a noncontrolling interest. See Note 2 for additional information on the sale.
OTHER CURRENT ASSETS
Included in Other within Current Assets on the Piedmont Condensed Consolidated Balance Sheets are income taxes receivable of $90 million and $11 million as of September 30, 2019, and December 31, 2018, respectively, and prepaid assets of $30 million and $5 million as of September 30, 2019, and December 31, 2018, respectively. The income taxes receivable relates to increased projected NOL utilization for Piedmont as well as intercompany tax settlements. The prepaid assets relate to replenishment of depleted natural gas supply as required by natural gas supply asset management contracts.
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

	September 30, 2019			December 31, 2018
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$379	$82	$24	$442	$67	$36
Other	163	16	16	141	39	39
Other Noncurrent Assets
Other	40	38	—	8	6	—
Total cash, cash equivalents and restricted cash	$582	$136	$40	$591	$112	$75

INVENTORY
Provisions for inventory write-offs were not material at September 30, 2019, and December 31, 2018. The components of inventory are presented in the tables below.

	September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,284	$749	$1,056	$710	$346	$75	$325	$4
Coal	490	153	172	118	54	12	152	—
Natural gas, oil and other fuel	333	41	206	111	95	41	1	43
Total inventory	$3,107	$943	$1,434	$939	$495	$128	$478	$47

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,238	$731	$1,049	$734	$315	$84	$312	$2
Coal	491	175	192	106	86	14	109	—
Natural gas, oil and other fuel	355	42	218	114	103	28	1	68
Total inventory	$3,084	$948	$1,459	$954	$504	$126	$422	$70

NEW ACCOUNTING STANDARDS
Except as noted below, the new accounting standards adopted for 2018 and 2019 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet. This resulted in a material impact on the presentation for the statement of financial position of the Duke Energy Registrants for the period ended September 30, 2019, and an immaterial impact to the Duke Energy Registrants' results of operations for the three and nine months ended September 30, 2019, and cash flows for the nine months ended September 30, 2019.
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
The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of September 30, 2019.
Credit Losses. In June 2016, the FASB issued new accounting guidance for credit losses. This guidance establishes the new CECL impairment model applicable to certain financial assets, including trade and other receivables, net investments in leases, and debt securities classified as held-for-sale investments. The model also applies to financial guarantees.
For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2020. This guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The updated guidance requires Duke Energy to establish an allowance for credit losses based on management's estimate of losses expected to be incurred over the life of the asset or guarantee. Duke Energy is currently evaluating the impact of adopting this standard.
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
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. On April 24, 2019, Duke Energy executed an agreement to sell a minority interest in a portion of certain renewable assets. The sale closed on September 6, 2019, and resulted in pretax proceeds to Duke Energy of $415 million. The portion of Duke Energy’s commercial renewables energy portfolio sold includes 49% of 37 operating wind, solar and battery storage assets and 33% of 11 operating solar assets across the U.S. Duke Energy retained control of these assets, and, therefore, no gain or loss was recognized on the Condensed Consolidated Statements of Operations. The difference between the fair value of the consideration received and the carrying value of the noncontrolling interest claim on net assets of $465 million, net of a tax benefit of $8 million, was recorded in equity.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

During 2019, Duke Energy evaluated recoverability of the wind and solar generation assets included in the minority interest sale as a result of the portfolio fair value of consideration received being less than the carrying value of the assets and determined the assets were all recoverable. Additionally, in 2019, Duke Energy evaluated recoverability of its renewable merchant plants principally located in the Electric Reliability Council of Texas West market due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. Duke Energy determined that the assets were not impaired because the carrying value of $160 million approximates the aggregate estimated future cash flows and further testing was not required. A continued decline in energy market pricing would likely result in a future impairment.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's interest in NMC.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended September 30, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,569	$225	$138	$6,932	$8	$—	$6,940
Intersegment revenues	8	24	—	32	17	(49)	—
Total revenues	$6,577	$249	$138	$6,964	$25	$(49)	$6,940
Segment income (loss)(a)	$1,385	$26	$40	$1,451	$(124)	$—	$1,327
Add back noncontrolling interests(b)							(19)
Add back preferred stock dividend							15
Net income							$1,323
Segment assets	$133,296	$13,424	$5,278	$151,998	$3,734	$185	$155,917

	Three Months Ended September 30, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,253	$232	$127	$6,612	$16	$—	$6,628
Intersegment revenues	7	24	—	31	18	(49)	—
Total revenues	$6,260	$256	$127	$6,643	$34	$(49)	$6,628
Segment income (loss)(c)(d)(e)	$1,167	$17	$(62)	$1,122	$(44)	$—	$1,078
Add back noncontrolling interests							(16)
Loss from discontinued operations, net of tax							4
Net income							$1,066

	Nine Months Ended September 30, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$17,357	$1,239	$362	$18,958	$18	$—	$18,976
Intersegment revenues	24	72	—	96	53	(149)	—
Total revenues	$17,381	$1,311	$362	$19,054	$71	$(149)	$18,976
Segment income (loss)(a)	$2,944	$292	$139	$3,375	$(328)	$—	$3,047
Add back noncontrolling interests(b)							(110)
Add back preferred stock dividend							27
Net income							$2,964

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Nine Months Ended September 30, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$16,783	$1,229	$347	$18,359	$47	$—	$18,406
Intersegment revenues	23	72	—	95	54	(149)	—
Total revenues	$16,806	$1,301	$347	$18,454	$101	$(149)	$18,406
Segment income (loss)(c)(d)(e)(f)(g)(h)	$2,492	$161	$(4)	$2,649	$(446)	$—	$2,203
Add back noncontrolling interests							(12)
Loss from discontinued operations, net of tax							(1)
Net income							$2,190

(a)	Electric Utilities and Infrastructure includes a reduction of a prior year impairment at Citrus County CC related to the plant's cost cap. See Note 3 for additional information.

(b)	Includes the allocation of losses to noncontrolling tax equity members. See Note 1 for additional information.

(c)	All segments include adjustments of prior year tax estimates related to the Tax Act.

(d)	Commercial Renewables includes an impairment charge related to goodwill.

(e)	Other includes costs to achieve the Piedmont acquisition.

(f)
Electric Utilities and Infrastructure includes regulatory and legislative charges related to rate case orders, settlements or other actions of regulators or legislative bodies. See Note 3 for additional information.

(g)	Gas Utilities and Infrastructure includes an impairment of the investment in Constitution. See Note 3 for additional information.

(h)	Other includes the loss on the sale of Beckjord described below and a valuation allowance recorded against the AMT credits.
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

	Three Months Ended September 30, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$408	$81	$489	$—	$—	$489
Segment income/Net (loss) income	$62	$13	$75	$(1)	$—	$74
Segment assets	$6,107	$3,049	$9,156	$30	$(3)	$9,183

	Three Months Ended September 30, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$373	$84	$457	$12	$469
Segment income/Net income	$85	$12	$97	$3	$100

	Nine Months Ended September 30, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,099	$354	$1,453	$—	$1,453
Segment income/Net (loss) income	$129	$65	$194	$(4)	$190

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Nine Months Ended September 30, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,055	$361	$1,416	$36	$1,452
Segment income/Net (loss) income(a)	$157	$64	$221	$(100)	$121
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
Duke Energy Carolinas and Duke Energy Progress
Hurricane Florence, Hurricane Michael and Winter Storm Diego Deferral Filings
On December 21, 2018, Duke Energy Carolinas and Duke Energy Progress filed with the NCUC petitions for approval to defer the incremental costs incurred in connection with the response to Hurricane Florence, Hurricane Michael and Winter Storm Diego to a regulatory asset for recovery in the next base rate case. The NCUC issued an order requesting comments on the deferral positions. On March 5, 2019, the North Carolina Public Staff (Public Staff) filed comments. On April 2, 2019, Duke Energy Carolinas and Duke Energy Progress filed reply comments, which included revised estimates of approximately $553 million in incremental operation and maintenance expenses ($171 million and $382 million for Duke Energy Carolinas and Duke Energy Progress, respectively) and approximately $96 million in capital costs ($20 million and $76 million for Duke Energy Carolinas and Duke Energy Progress, respectively). On September 30, 2019, Duke Energy Carolinas requested that the NCUC consolidate its pending deferral request with its general rate case filed on that date. On October 30, 2019, Duke Energy Progress requested that the NCUC consolidate its pending deferral request with its general rate case filed on that date. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these matters. Duke Energy Progress filed a deferral request for these storms with the PSCSC on January 11, 2019, which also included a request for the continuation of prior deferrals requested for ice storms and Hurricane Matthew, and on January 30, 2019, the PSCSC issued a directive approving the deferral request, followed by an order issued on February 21, 2019. On March 15, 2019, Duke Energy Progress filed a request with FERC requesting permission to defer transmission-related storm costs that would be charged to wholesale transmission customers through Duke Energy Progress' Open Access Transmission Tariff (OATT) and to recover those costs from wholesale transmission customers over a three-year recovery period. FERC accepted the filing on May 14, 2019, which allows Duke Energy Progress to proceed with the proposed cost deferral and recovery.
Duke Energy Carolinas
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million, which represented an approximate 13.6% increase in annual base revenues. The request for rate increase was driven by capital investments subsequent to the previous base rate case, including the W.S. Lee CC, grid improvement projects, AMI, investments in customer service technologies, costs of complying with CCR regulations and the Coal Ash Act and recovery of costs related to licensing and development of the Lee Nuclear Station.
On February 28, 2018, Duke Energy Carolinas and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9% and a capital structure of 52% equity and 48% debt. As a result of the settlement, Duke Energy Carolinas recorded a pretax charge of approximately $4 million in the first quarter of 2018 to Operation, maintenance and other on the Condensed Consolidated Statements of Operations.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

On July 20, 2018, the North Carolina Attorney General filed a Notice of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Attorney General contends the commission’s order should be reversed and remanded, as it is in excess of the commission’s statutory authority; affected by errors of law; unsupported by competent, material and substantial evidence in view of the entire record as submitted; and arbitrary or capricious. The Sierra Club, North Carolina Sustainable Energy Association, North Carolina Justice Center, North Carolina Housing Coalition, Natural Resource Defense Council and Southern Alliance for Clean Energy also filed Notices of Appeal to the North Carolina Supreme Court. On August 8, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court, which contends the commission’s June 22, 2018, order should be reversed and remanded, as it is affected by errors of law, and is unsupported by substantial evidence with regard to the commission’s failure to consider substantial evidence of coal ash related environmental violations. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Carolinas and Duke Energy Progress appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. On November 29, 2018, the North Carolina Supreme Court adopted a schedule for briefing set forth in the motion to consolidate the Duke Energy Carolinas and Duke Energy Progress appeals. Appellant’s brief was filed on April 26, 2019. The Appellee response briefs were filed on September 25, 2019. Duke Energy Carolinas cannot predict the outcome of this matter.
2019 North Carolina Rate Case
On September 30, 2019, Duke Energy Carolinas filed an application with the NCUC for a net rate increase for retail customers of approximately $291 million, which represents an approximate 6% increase in annual base revenues. The gross rate case revenue increase request is $445 million, which is offset by an EDIT rider of $154 million to return to customers North Carolina and federal EDIT resulting from recent reductions in corporate tax rates. The request for rate increase is driven by major capital investments subsequent to the previous base rate case, coal ash pond closure costs, accelerated coal plant depreciation and deferred 2018 storm costs. Duke Energy Carolinas requests rates be effective no later than August 1, 2020. Duke Energy Carolinas cannot predict the outcome of this matter.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Carolinas filed an application with the PSCSC for a rate increase for retail customers of approximately $168 million, which represents an approximate 10% increase in retail revenues. The request for rate increase was driven by capital investments and environmental compliance progress made by Duke Energy Carolinas since its previous rate case, including the further implementation of Duke Energy Carolinas’ generation modernization program, which consists of retiring, replacing and upgrading generation plants, investments in customer service technologies and continued investments in base work to maintain its transmission and distribution systems. The request included net tax benefits resulting from the Tax Act of $66 million to reflect the change in ongoing tax expense, primarily from the reduction in the federal income tax rate from 35% to 21%. The request also included $46 million to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change and benefits of $17 million from a reduction in North Carolina state income taxes allocable to South Carolina (EDIT Rider).
Duke Energy Carolinas also requested approval of its proposed Grid Improvement Plan (GIP), adjustments to its Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $242 million of deferred coal ash related compliance costs, grid investments between rate changes, incremental depreciation expense, a result of new depreciation rates from the depreciation study approved in the 2017 North Carolina Rate Case above, and the balance of development costs associated with the cancellation of the Lee Nuclear Project. Finally, Duke Energy Carolinas sought approval to establish a reserve and accrual for end-of-life nuclear costs for nuclear fuel and materials and supplies. On March 8, 2019, the ORS moved to establish a new and separate hearing docket to review and consider the GIP proposed by Duke Energy Carolinas. Subsequently, on March 12, 2019, the ORS and Duke Energy Carolinas executed a Stipulation resolving the ORS’s motion. The Stipulation provided that costs incurred for the GIP after January 1, 2019, will be deferred with a return, subject to evaluation in a future rate proceeding, and that Duke Energy Carolinas will refile for consideration of the GIP in a new docket for resolution by January 1, 2020. The Stipulation was approved by the PSCSC on June 19, 2019.
After hearings in March 2019, the PSCSC issued an order on May 21, 2019, which included a return on equity of 9.5% and a capital structure of 53% equity and 47% debt. The order also included the following material components:

•	Approval of cancellation of the Lee Nuclear Project, with Duke Energy Carolinas maintaining the Combined Operating License;

•
Approval of recovery of $125 million (South Carolina retail portion) of Lee Nuclear Project development costs (including AFUDC through December 2017) over a 12-year period, but denial of a return on the deferred balance of costs;

•	Approval of recovery of $96 million of coal ash costs over a five-year period with a return at Duke Energy Carolinas' WACC;

•	Denial of recovery of $115 million of certain coal ash costs deemed to be related to the Coal Ash Act and incremental to the federal CCR rule;

•	Approval of a $66 million decrease to base rates to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35% to 21%;

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

•	Approval of a $17 million decrease through the EDIT Rider related to reductions in the North Carolina state income tax rate from 6.9% to 2.5% to be returned over a five-year period.

FINANCIAL STATEMENTS	REGULATORY MATTERS

As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Carolinas filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Carolinas were prejudiced by unlawful, arbitrary and capricious rulings by the commission on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Carolinas' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Carolinas intends to file a notice of appeal within 30 days of the date of the order with the South Carolina Supreme Court. Based on legal analysis and Duke Energy Carolinas' intention to file such an appeal, Duke Energy Carolinas has not recorded an adjustment for its deferred coal ash costs. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Sale of Hydroelectric (Hydro) Plants
In May 2018, Duke Energy Carolinas entered an agreement for the sale of five hydro plants with a combined 18.7-MW generation capacity in the Western Carolinas region to Northbrook Energy. The completion of the transaction was subject to approval from FERC for the four FERC-licensed plants, as well as other state regulatory agencies and was contingent upon regulatory approval from the NCUC and PSCSC to defer the total estimated loss on the sale of approximately $40 million. On July 5, 2018, Duke Energy Carolinas filed with NCUC for approval of the sale of the five hydro plants to Northbrook, to transfer the CPCNs for the four North Carolina hydro plants and to establish a regulatory asset for the North Carolina retail portion of the difference between sales proceeds and net book value. On June 5, 2019, the NCUC issued an order approving the transfer of the hydro plants from Duke Energy Carolinas to Northbrook, granting deferral accounting and denying the Public Staff's motion for reconsideration.
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
On August 9, 2018, Duke Energy Carolinas and Northbrook filed a joint Application for Transfer of Licenses with the FERC. On December 27, 2018, the FERC issued its Order Approving Transfer of Licenses (“Order”) for the four FERC-licensed hydro plants. On January 18, 2019, Duke Energy Carolinas and Northbrook Carolina Hydro II, LLC requested a six-month extension of time to comply with the requirement of the Order that Northbrook submit to FERC certified copies of all instruments of conveyance and signed acceptance sheets within 60 days of the date of the Order. On February 14, 2019, FERC issued an order granting extensions until August 26, 2019, to comply with the requirements of the December 27, 2018, Order.
The closing occurred on August 16, 2019. A regulatory asset was established for approximately $32 million, which represents the total deferral amount for North Carolina and South Carolina retail. The North Carolina retail portion will be amortized pursuant to an order from the NCUC. Duke Energy Carolinas will purchase all the capacity and energy generated by these facilities at the avoided cost for five years through power purchase agreements.
Duke Energy Progress
2017 North Carolina Rate Case
On June 1, 2017, Duke Energy Progress filed an application with the NCUC for a rate increase for retail customers of approximately $477 million, which represented an approximate 14.9% increase in annual base revenues. Subsequent to the filing, Duke Energy Progress adjusted the requested amount to $420 million, representing an approximate 13% increase. The request for rate increase was driven by capital investments subsequent to the previous base rate case, costs of complying with CCR regulations and the Coal Ash Act, costs relating to storm recovery, investments in customer service technologies and recovery of costs associated with renewable purchased power.
On November 22, 2017, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9% and a capital structure of 52% equity and 48% debt. On February 23, 2018, the NCUC issued an order approving the stipulation.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
On May 15, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court from the NCUC's February 23, 2018, Order. The Public Staff contends the NCUC’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by competent, material and substantial evidence in view of the entire record as submitted. The North Carolina Attorney General and Sierra Club also filed Notices of Appeal to the North Carolina Supreme Court from the February 23, 2018, Order. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Progress and Duke Energy Carolinas appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. Appellant’s brief was filed on April 26, 2019. The Appellee response briefs were filed on September 25, 2019. Duke Energy Progress cannot predict the outcome of this matter.
2019 North Carolina Rate Case
On October 30, 2019, Duke Energy Progress filed an application with the NCUC for a net rate increase for retail customers of approximately $464 million, which represents an approximate 12.3% increase in annual base revenues. The gross rate case revenue increase request is $586 million, which is offset by riders of $122 million, primarily an EDIT rider of $120 million to return to customers North Carolina and federal EDIT resulting from recent reductions in corporate tax rates. The request for rate increase is driven by major capital investments subsequent to the previous base rate case, coal ash pond closure costs, accelerated coal plant depreciation and deferred 2018 storm costs. Duke Energy Progress seeks to defer and recover incremental Hurricane Dorian storm costs in this proceeding and requests rates be effective no later than September 1, 2020. Duke Energy Progress cannot predict the outcome of this matter.
Hurricane Dorian
Hurricane Dorian reached the Carolinas in September 2019 as a Category 2 hurricane making landfall within Duke Energy Progress’ service territory. Approximately 270,000 North Carolina customers and 30,000 South Carolina customers were impacted by the slow-moving storm that brought high winds, tornadoes and heavy rain. With storm-response mobilization occurring in preparation for the storm and the assistance of mutual aid partners, full restoration was accomplished within four days for all customers able to receive service. Total estimated incremental operation and maintenance expenses incurred to repair and restore the system are approximately $208 million with an additional $10 million in capital investments made for restoration efforts. Approximately $182 million of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of September 30, 2019. The balance of operation and maintenance expenses are included in Operation, maintenance and other on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Progress filed an application with the PSCSC for a rate increase for retail customers of approximately $59 million, which represents an approximate 10.3% increase in annual base revenues. The request for rate increase was driven by capital investments and environmental compliance progress made by Duke Energy Progress since its previous rate case, including the further implementation of Duke Energy Progress’ generation modernization program, which consists of retiring, replacing and upgrading generation plants, investments in customer service technologies and continued investments in base work to maintain its transmission and distribution systems. The request included a decrease resulting from the Tax Act of $17 million to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35% to 21%. The request also included $10 million to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change (EDIT Rider) and a $12 million increase due to the expiration of EDITs related to reductions in North Carolina state income taxes allocable to South Carolina.
Duke Energy Progress also requested approval of its proposed GIP, approval of a Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $51 million of deferred coal ash related compliance costs, AMI deployment, grid investments between rate changes and regulatory asset treatment related to the retirement of a generating plant located in Asheville, North Carolina. Finally, Duke Energy Progress sought approval to establish a reserve and accrual for end-of-life nuclear costs for materials and supplies and nuclear fuel. On March 8, 2019, the ORS moved to establish a new and separate hearing docket to review and consider the GIP proposed by Duke Energy Progress. Subsequently, on March 12, 2019, the ORS and Duke Energy Carolinas executed a Stipulation resolving the ORS’s motion, and Duke Energy Progress agreed to the Stipulation, as did other parties in the rate case. The Stipulation provides that costs incurred for the GIP after January 1, 2019, will be deferred with a return, with all costs subject to evaluation in a future rate proceeding, and that Duke Energy Progress will refile for consideration of the GIP in a new docket for resolution by January 1, 2020. The Stipulation was approved by the PSCSC on June 19, 2019.
After hearings in April 2019, the PSCSC issued an order on May 21, 2019, which included a return on equity of 9.5% and a capital structure of 53% equity and 47% debt. The order also included the following material components:

•	Approval of recovery of $4 million of coal ash costs over a five-year period with a return at Duke Energy Progress' WACC;

•	Denial of recovery of $65 million of certain coal ash costs deemed to be related to the Coal Ash Act and incremental to the federal CCR rule;

•	Approval of a $17 million decrease to base rates to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35% to 21%;

FINANCIAL STATEMENTS	REGULATORY MATTERS

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

•	Approval of a $12 million increase due to the expiration of EDIT related to reductions in the North Carolina state income tax rate from 6.9% to 2.5%.
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Progress were prejudiced by unlawful, arbitrary and capricious rulings by the commission on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Progress' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses, but allowing additional litigation-related costs. As a result of the Directive allowing litigation-related costs, customer rates were revised effective July 1, 2019. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Progress intends to file a notice of appeal within 30 days of the date of the order with the South Carolina Supreme Court. Based on legal analysis and Duke Energy Progress' intention to file such an appeal, Duke Energy Progress has not recorded an adjustment for its deferred coal ash costs. Duke Energy Progress cannot predict the outcome of this matter.
Western Carolinas Modernization Plan
On November 4, 2015, Duke Energy Progress announced a Western Carolinas Modernization Plan, which included retirement of the existing Asheville coal-fired plant, the construction of two 280‑MW combined-cycle natural gas plants having dual-fuel capability, with the option to build a third natural gas simple cycle unit in 2023 based upon the outcome of initiatives to reduce the region's power demand. The plan also included upgrades to existing transmission lines and substations, installation of solar generation and a pilot battery storage project. These investments will be made within the next seven years. Duke Energy Progress worked with the local natural gas distribution company to upgrade and lease an existing natural gas pipeline to serve the natural gas plant. The lease for the new pipeline became effective on March 2, 2019.
On March 28, 2016, the NCUC issued an order approving a CPCN for the new combined-cycle natural gas plants, but is requiring Duke Energy Progress to refile for CPCN approval for the contingent simple cycle unit. On March 28, 2019, Duke Energy Progress filed an annual progress report for the construction of the combined-cycle plants with the NCUC, with an estimated cost of $893 million. Site preparation activities for the combined-cycle plants are complete and construction of these plants began in 2017, with an expected in-service date in late 2019.
On October 8, 2018, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Hot Springs Microgrid Solar and Battery Storage Facility. On March 22, 2019, Duke Energy Progress and the Public Staff filed a Joint Proposed Order. On May 10, 2019, the NCUC issued an Order Granting Certificate of Public Convenience and Necessity with Conditions.
The carrying value of the 376-MW Asheville coal-fired plant, including associated ash basin closure costs, of $234 million and $327 million is included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018, respectively. Duke Energy Progress' request for a regulatory asset at the time of retirement with amortization over a 10-year period was approved by the NCUC on February 23, 2018.
FERC Return on Equity Complaint
On October 11, 2019, North Carolina Eastern Municipal Power Agency (Power Agency) filed a complaint at FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA). The complaint alleges that the return on equity component in the formula rate contained within the Full Requirements Power Purchase Agreement (FRPPA) is unjust and unreasonable. The FRPPA’s return on equity is 11% as applied to the Production Capacity Rate for the full requirements service provided by Duke Energy Progress. The complaint does not definitively propose a replacement return on equity. Under FPA Section 206, the earliest refund effective date that FERC can establish is the date of the filing of the complaint. The complaint could raise risks across the Duke Energy Progress wholesale business because, depending on how FERC treats Power Agency’s complaint, other parties may come forward with similar complaints. Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Florida
Storm Restoration Cost Recovery
In September 2017, Duke Energy Florida’s service territory suffered significant damage from Hurricane Irma, resulting in approximately 1 million customers experiencing outages. In the fourth quarter of 2017, Duke Energy Florida also incurred preparation costs related to Hurricane Nate. On December 28, 2017, Duke Energy Florida filed a petition with the FPSC to recover incremental storm restoration costs for Hurricane Irma and Hurricane Nate and to replenish the storm reserve. On February 6, 2018, the FPSC approved a stipulation that would apply tax savings resulting from the Tax Act toward storm costs effective January 2018 in lieu of implementing a storm surcharge. On May 31, 2018, Duke Energy Florida filed a petition for approval of actual storm restoration costs and associated recovery process related to Hurricane Irma and Hurricane Nate. The petition sought the approval for the recovery in the amount of $510 million in actual recoverable storm restoration costs, including the replenishment of Duke Energy Florida’s storm reserve of $132 million, and the process for recovering these recoverable storm costs. On August 20, 2018, the FPSC approved Duke Energy Florida's unopposed Motion for Continuance filed August 17, 2018, to allow for an evidentiary hearing in this matter. On January 28, 2019, Duke Energy Florida made a supplemental filing to reduce the total storm cost recovery from $510 million to $508 million. On April 3, 2019, the FPSC issued an Order abating all remaining filing dates. On April 9, 2019, Duke Energy Florida filed an unopposed motion to approve a settlement agreement resolving all outstanding issues in this docket. On June 13, 2019, the FPSC issued its order approving the settlement agreement. The Storm Cost Settlement Agreement obligates Duke Energy Florida to capitalize $18 million of storm costs and remove $6 million of operating and maintenance expense, thereby reducing the requested storm cost recovery amount by $24 million. Duke Energy Florida will also implement process changes with respect to storm cost restoration. At September 30, 2019, and December 31, 2018, Duke Energy Florida's Condensed Consolidated Balance Sheets included approximately $80 million and $217 million, respectively, of recoverable costs under the FPSC's storm rule in Regulatory assets within Current Assets and Other Noncurrent Assets related to storm recovery for Hurricane Irma and Hurricane Nate.
In October 2018, Duke Energy Florida’s service territory suffered damage when Hurricane Michael made landfall as a Category 5 hurricane with maximum sustained winds of 160 mph. The storm caused catastrophic damage from wind and storm surge, particularly from Panama City Beach to Mexico Beach, resulting in widespread outages and significant damage to transmission and distribution facilities across the central Florida Panhandle. In response to Hurricane Michael, Duke Energy Florida restored service to approximately 72,000 customers. Total estimated incremental operation and maintenance and capital costs are $360 million. Approximately $85 million and $35 million of the costs are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018, respectively. Approximately $220 million and $165 million of costs are included in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018, respectively, representing recoverable costs under the FPSC’s storm rule and Duke Energy Florida's OATT formula rates.
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
Hurricane Dorian
In September 2019, Duke Energy Florida’s service territory was threatened by Hurricane Dorian with landfall as a possible Category 5 hurricane. For several days, various forecasts and models predicted significant impact to Duke Energy Florida’s service territory; accordingly, Duke Energy Florida incurred costs to secure necessary resources to be prepared for that potential impact. Although Hurricane Dorian never made landfall in Florida, affects were still felt, and outages did occur. Preparations were required so that, if Hurricane Dorian had made landfall and impacts had been more severe, Duke Energy Florida would have been prepared to restore its customers’ power in a timely fashion.
Total current estimated incremental costs are approximately $153 million. These costs are included in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of September 30, 2019, representing recoverable costs under the FPSC’s storm rule and Duke Energy Florida's OATT formula rates. Duke Energy Florida anticipates filing a petition with the FPSC to recover these costs, consistent with the provisions in the 2017 Settlement. Duke Energy Florida cannot predict the outcome of this matter.
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
Citrus County CC
Construction of the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida, began in October 2015 with an estimated cost of $1.5 billion, including AFUDC. Both units came on-line in the fourth quarter of 2018. The ultimate cost of the facility was estimated to be $1.6 billion, and Duke Energy Florida recorded Impairment charges on Duke Energy’s Consolidated Statements of Operations of $60 million in the fourth quarter of 2018 for the overrun. In September 2019, Duke Energy Florida recorded a $25 million reduction to a prior-year impairment due to a decrease in the cost estimate of the Citrus County CC, primarily related to the settlement agreement with Fluor, the EPC contractor. See Note 4 for additional information.
Duke Energy Ohio
2017 Electric Security Plan Filing
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an ESP. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases pending before the PUCO, including, but not limited to, its Electric Base Rate Case. Additionally, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation and Recommendation (Stipulation) with the PUCO resolving certain issues in this proceeding. The term of the ESP would be from June 1, 2018, to May 31, 2025, and included continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. The Stipulation established a regulatory model for the next seven years via the approval of the ESP and continued the current model for procuring supply for non-shopping customers, including recovery mechanisms. On December 19, 2018, the PUCO approved the Stipulation without material modification. Several parties filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. The PUCO issued its Second Entry on Rehearing on July 17, 2019, upholding its December 19, 2018 order and denying all assignments of error raised by the non-stipulating parties. On September 13, 2019, Interstate Gas Supply/Retail Supply Association filed appeals to the Ohio Supreme Court claiming the PUCO’s order was in error because it approved unsupported charges to competitive suppliers and cost subsidies shopping customers pay for non-shopping customers. On September 16, 2019, the Office of the Ohio Consumers' Counsel (OCC) filed an appeal challenging the PUCO’s approval of OVEC recovery through Duke Energy Ohio's Price Stability Rider (Rider PSR) alleging the FPA pre-empts the commission’s jurisdiction and that the record does not support finding that Rider PSR results in a limitation on shopping. On October 11, 2019, the OCC filed its Third Application for Rehearing arguing the PUCO erred in finding OCC’s Second Application for Rehearing as improper. Duke Energy Ohio filed its Memorandum Contra on October 21, 2019. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio requested an estimated annual increase of approximately $15 million and a return on equity of 10.4%. The application also included requests to continue certain current riders and establish new riders. On September 26, 2017, the PUCO staff filed a report recommending a revenue decrease between approximately $18 million and $29 million and a return on equity between 9.22% and 10.24%. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases pending before the PUCO. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO resolving numerous issues including those in this base rate proceeding. Major components of the Stipulation related to the base distribution rate case included a $19 million decrease in annual base distribution revenue with a return on equity unchanged from the current rate of 9.84% based upon a capital structure of 50.75% equity and 49.25% debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ended as these costs would be recovered through base rates. The Stipulation also renewed 14 existing riders, some of which were included in the company's ESP, and added two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the PowerForward Rider to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, began to reflect the lower federal income tax rate associated with the Tax Act with updates to customers’ bills beginning April 1, 2018. This change reduced electric revenue by approximately $20 million on an annualized basis. On December 19, 2018, the PUCO approved the Stipulation without material modification. New base rates were implemented effective January 2, 2019. Several parties filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. The PUCO issued its Second Entry on Rehearing on July 17, 2019, upholding its December 19, 2018 order and denying all assignments of error raised by the non-stipulating parties. On September 13, 2019, Interstate Gas Supply/Retail Supply Association filed appeals to the Ohio Supreme Court claiming the PUCO’s order was in error because it approved unsupported charges to competitive suppliers and cost subsidies shopping customers pay for non-shopping customers. On September 16, 2019, the OCC filed an appeal challenging the PUCO’s approval of OVEC recovery through Rider PSR alleging the FPA pre-empts the commission’s jurisdiction and that the record does not support finding that Rider PSR results in a limitation on shopping. On October 11, 2019, the OCC filed its Third Application for Rehearing arguing the PUCO erred in finding OCC’s Second Application for Rehearing as improper. Duke Energy Ohio filed its Memorandum Contra on October 21, 2019. Duke Energy Ohio cannot predict the outcome of this matter.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing Rider PSR to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. Duke Energy Ohio sought deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR were put into effect. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO. Also, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation with the PUCO resolving numerous issues including those related to Rider PSR. The Stipulation activated Rider PSR for recovery of net costs incurred from January 1, 2018, through May 2025. On December 19, 2018, the PUCO approved the Stipulation without material modification. The PSR rider became effective April 1, 2019. Several parties filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. The PUCO issued its Second Entry on Rehearing on July 17, 2019, upholding its December 19, 2018 order and denying all assignments of error raised by the non-stipulating parties. On September 13, 2019, Interstate Gas Supply/Retail Supply Association filed appeals to the Ohio Supreme Court claiming the PUCO’s order was in error because it approved unsupported charges to competitive suppliers and cost subsidies shopping customers pay for non-shopping customers. On September 16, 2019, the OCC filed an appeal challenging the PUCO’s approval of OVEC recovery through Rider PSR alleging the FPA pre-empts the commission’s jurisdiction and that the record does not support finding that Rider PSR results in a limitation on shopping. On October 11, 2019, the OCC filed its Third Application for Rehearing arguing the PUCO erred in finding OCC’s Second Application for Rehearing as improper. Duke Energy Ohio filed its Memorandum Contra on October 21, 2019. Duke Energy Ohio cannot predict the outcome of this matter.
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
Tax Act – Ohio
On July 25, 2018, Duke Energy Ohio filed an application to establish a new rider to implement the benefits of the Tax Act for electric distribution customers. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. Duke Energy Ohio's transmission rates reflect lower federal income tax but guidance from FERC on amortization of both protected and unprotected transmission-related EDITs is still pending. On October 24, 2018, the PUCO issued a Finding and Order that, among other things, directed all utilities over which the commission has ratemaking authority to file an application to pass the benefits of the Tax Act to customers by January 1, 2019, unless otherwise exempted or directed by the PUCO. Duke Energy Ohio's July 25, 2018, filing for electric distribution operations is consistent with the commission's October 24, 2018, Finding and Order and no further action is needed. On February 20, 2019, the PUCO approved the application without material modification. Rates became effective March 1, 2019.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On December 21, 2018, Duke Energy Ohio filed an application to change its base rates and establish a new rider to implement the benefits of the Tax Act for natural gas customers. Duke Energy Ohio requested commission approval to implement the changes and rider effective April 1, 2019. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. The PUCO established a procedural schedule and testimony was filed on July 31, 2019. An evidentiary hearing occurred on August 7, 2019. Initial briefs were filed on September 11, 2019. Reply briefs were filed on September 25, 2019. Duke Energy Ohio cannot predict the outcome of this matter.
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
On June 15, 2016, Duke Energy Ohio filed an application for approval of a three-year energy efficiency and peak demand reduction portfolio of programs. A stipulation and modified stipulation were filed on December 22, 2016, and January 27, 2017, respectively. Under the terms of the stipulations, which included support for deferral authority of all costs and a cap on shared savings incentives, Duke Energy Ohio has offered its energy efficiency and peak demand reduction programs throughout 2017. On February 3, 2017, Duke Energy Ohio filed for deferral authority of its costs incurred in 2017 in respect of its proposed energy efficiency and peak demand reduction portfolio. On September 27, 2017, the PUCO issued an order approving a modified stipulation. The modifications impose an annual cap of approximately $38 million on program costs and shared savings incentives combined, but allowed for Duke Energy Ohio to file for a waiver of costs in excess of the cap in 2017. The PUCO approved the waiver request for 2017 up to a total cost of $56 million. On November 21, 2017, the PUCO granted Duke Energy Ohio's and intervenor's applications for rehearing of the September 27, 2017, order. On January 10, 2018, the PUCO denied the OCC's application for rehearing of the PUCO order granting Duke Energy Ohio's waiver request; however, a decision on Duke Energy Ohio's application for rehearing remains pending. Duke Energy Ohio cannot predict the outcome of this matter.
2014 Electric Security Plan
On May 30, 2018, the PUCO approved an extension of Duke Energy Ohio’s then-current ESP, including all terms and conditions thereof, excluding an extension of Duke Energy Ohio’s Rider DCI. Following rehearing, on July 25, 2018, the PUCO granted the request and allowed a continuing cap on recovery under Rider DCI. The orders were upheld on rehearing requested by the Ohio Manufacturers' Association (OMA) and OCC. The time period for parties to file for rehearing or appeal has expired.
In 2018, the OMA and OCC filed separate appeals of PUCO's approval of Duke Energy Ohio’s ESP with the Ohio Supreme Court, challenging PUCO's approval of Duke Energy Ohio’s Rider PSR as a placeholder and its Rider DCI to recover incremental revenue requirement for distribution capital since Duke Energy Ohio’s last base rate case. The Ohio Supreme Court issued an order on March 13, 2019, for the appellants to show cause why the appeals should not be dismissed as moot in light of the commission’s approval of Duke Energy Ohio’s current ESP. The OCC and OMA made the requested filings on March 20, 2019, and Duke Energy Ohio filed its response on March 27, 2019. Subsequent to OCC and OMA making the requested filings, the Ohio Supreme Court dismissed the appeals as moot on May 8, 2019.
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

2012 Natural Gas Rate Case/MGP Cost Recovery
As part of its 2012 natural gas base rate case, Duke Energy Ohio has approval to defer and recover costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio has made annual applications for recovery of these deferred costs. Duke Energy Ohio has collected approximately $55 million in environmental remediation costs between 2009 through 2012 through a separate rider, Rider MGP, which is currently suspended. Duke Energy Ohio has made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas rate case. To date, the PUCO has not ruled on Duke Energy Ohio’s annual applications for the calendar years 2013 through 2017. On September 28, 2018, the staff of the PUCO issued a report recommending a disallowance of approximately $12 million of the $26 million in MGP remediation costs incurred between 2013 through 2017 that staff believes are not eligible for recovery. Staff interprets the PUCO’s 2012 Order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. On October 30, 2018, Duke Energy Ohio filed reply comments objecting to the staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. To date, the PUCO has not ruled on Duke Energy Ohio’s applications. On March 29, 2019, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2018 seeking recovery of approximately $20 million in remediation costs. On July 12, 2019, the staff recommended a disallowance of approximately $11 million for work that staff believes occurred in areas not authorized for recovery. Additionally, staff recommended that any discussion pertaining to Duke Energy Ohio's recovery of ongoing MGP costs should be directly tied to or netted against insurance proceeds collected by Duke Energy Ohio. The PUCO has established a procedural schedule with an evidentiary hearing to commence on November 18, 2019. Duke Energy Ohio cannot predict the outcome of this matter.
The 2012 PUCO order also contained conditional deadlines for completing the MGP environmental investigation and remediation costs at the MGP sites. Subsequent to the order, the deadline was extended to December 31, 2019. On May 10, 2019, Duke Energy Ohio filed an application requesting a continuation of its existing deferral authority for MGP remediation and investigation that must occur after December 31, 2019. On September 13, 2019, intervenor comments were filed opposing Duke Energy Ohio's request for continuation of existing deferral authority and on October 2, 2019, Duke Energy Ohio filed reply comments. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Natural Gas Base Rate Case
On August 31, 2018, Duke Energy Kentucky filed an application with the KPSC requesting an increase in natural gas base rates of approximately $11 million, an approximate 11.1% average increase across all customer classes. The increase was net of approximately $5 million in annual savings as a result of the Tax Act. The drivers for this case were capital invested since Duke Energy Kentucky’s last rate case in 2009. Duke Energy Kentucky also sought implementation of a Weather Normalization Adjustment Mechanism, amortization of regulatory assets and to implement the impacts of the Tax Act, prospectively. On January 30, 2019, Duke Energy Kentucky entered into a settlement agreement with the Attorney General of Kentucky, the only intervenor in the case. The settlement provided for an approximate $7 million increase in natural gas base revenue, a return on equity of 9.7% and approval of the proposed Weather Normalization Mechanism. A hearing was held on February 5, 2019. The commission issued its order approving the settlement without material modification on March 27, 2019. Revised customer rates were effective April 1, 2019.
Duke Energy Kentucky Electric Base Rate Case
On September 3, 2019, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $46 million, which represents an approximate 12.5% increase across all customer classes. The request for rate increase is driven by increased investment in utility plant since the last electric base rate case in 2017. Duke Energy Kentucky seeks to implement a Storm Deferral Mechanism that will enable Duke Energy Kentucky to defer actual costs incurred for major storms that are over or under amounts in base rates. In response to large customers’ desire to have access to renewable resources, Duke Energy Kentucky is proposing a Green Source Advantage tariff designed for those large customers that wish to invest in renewable energy resources to meet sustainability goals. Duke Energy Kentucky is proposing an electric vehicle (EV) infrastructure pilot and modest incentives to assist customers in investing in EV technologies. Additionally, Duke Energy Kentucky is proposing to build an approximate 5.5 MW distribution battery energy storage system to be attached to Duke Energy Kentucky’s distribution system providing frequency regulation and enhanced reliability to Kentucky customers. The commission issued a procedural schedule with two rounds of discovery and opportunities for intervenor and rebuttal testimony. Duke Energy Kentucky anticipates that rates will go into effect in the second quarter of 2020. Duke Energy Kentucky cannot predict the outcome of this matter.
Duke Energy Indiana
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC, its first general rate case in Indiana in 16 years, for a rate increase for retail customers of approximately $395 million. The request for rate increase is driven by strategic investments to generate cleaner electricity, improve reliability and serve a growing customer base. The request is premised upon a Duke Energy Indiana rate base of $10.2 billion as of December 31, 2018, and adjusted for projected changes through December 31, 2020. On September 9, 2019, Duke Energy Indiana revised its revenue request from $395 million to $393 million and filed updated testimony for the Retail Rate Case. The updated filing reflects a clarification in the presentation of Utility Receipts Tax, a $2 million reduction in the revenue requirement for revenues that will remain in riders and changes to allocation of revenue requirements within rate classes. The Utility Receipts Tax is currently embedded in base rates and rider rates. The proposed treatment is to include the Utility Receipts Tax as a line item on the customer bill rather than included in rates. The request is an approximate 15% increase in retail revenues and approximately 17% when including estimated Utility Receipts Tax. Hearings are expected to commence in early 2020, with rates to be effective by mid-2020. Duke Energy Indiana cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38% is unjust and unreasonable. The complaints claim, among other things, that the current base rate of return on equity earned by MISO transmission owners should be reduced to 8.67%. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners' adder of 0.5% to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaints. On December 22, 2015, the presiding FERC ALJ in the first complaint issued an Initial Decision in which the base rate of return on equity was set at 10.32%. On September 28, 2016, the Initial Decision in the first complaint was affirmed by FERC, but is subject to rehearing requests. On June 30, 2016, the presiding FERC ALJ in the second complaint issued an Initial Decision setting the base rate of return on equity at 9.7%. The Initial Decision in the second complaint is pending FERC review. On April 14, 2017, the D.C. Circuit Court, in Emera Maine v. FERC, reversed and remanded certain aspects of the methodology employed by FERC to establish rates of return on equity. On October 16, 2018, FERC issued an order in response to the Emera remand proceeding proposing a new method for determining whether an existing return on equity is unjust and unreasonable, and a new process for determining a just and reasonable return on equity. On November 14, 2018, FERC directed parties to the MISO complaints to file briefs on how the new process for determining return on equity proposed in the Emera proceeding should be applied to the complaints involving the MISO transmission owners’ return on equity. Initial briefs were filed on February 13, 2019, and reply briefs were filed April 10, 2019. Duke Energy Indiana currently believes these matters will not have a material impact on its results of operations, cash flows and financial position.
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
Piedmont
North Carolina Integrity Management Rider Filing
On October 31, 2019, Piedmont filed a petition under the IMR mechanism to collect an additional $11 million in annual revenues effective December 1, 2019, based on the eligible capital investments closed to integrity and safety projects between July 1, 2019, and September 30, 2019. Piedmont cannot predict the outcome of this matter.
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
2019 North Carolina Rate Case
On April 1, 2019, Piedmont filed an application with the NCUC, its first general rate case in North Carolina in six years, for a rate increase for retail customers of approximately $83 million, which represents an approximate 9% increase in retail revenues. The request for rate increase is driven by significant infrastructure upgrade investments (plant additions) since the last general rate case through June 30, 2019, offset by savings that customers will begin receiving due to federal and state tax reform. Approximately half of the plant additions being included in rate base are categories of plant investment not covered under the IMR mechanism, which was originally approved as part of the 2013 North Carolina Rate Case.
On August 13, 2019, Piedmont, the Public Staff, and two groups representing industrial customers filed an Agreement and Stipulation Settlement resolving issues in the base rate proceeding, which included a return on equity of 9.7% and a capital structure of 52% equity and 48% debt. The North Carolina Attorney General's Office did not support the settlement. Other major components of the Stipulation included:

•	An annual increase in revenues of $109 million before consideration of riders associated with federal and state tax reform;

•
A decrease through a rider mechanism of $23 million per year to return unprotected federal EDIT over a five-year period and deferred revenues related to the federal rate reduction of $37 million to be returned over one year;

•	A decrease through a rider mechanism of $21 million per year related to reductions in the North Carolina state income tax rate to be returned over a three-year period;

•	An overall cap on net revenue increase of $83 million. This will impact Piedmont beginning November 1, 2022 only if the company does not file another general rate case in the interim;

•	Continuation of the IMR mechanism; and

FINANCIAL STATEMENTS	REGULATORY MATTERS

•	Establishment of a new Distribution Integrity Management Program (DIMP) deferral mechanism for average annual pretax operations and maintenance expenses of approximately $11 million.
An evidentiary hearing began on August 19, 2019. On October 31, 2019, the NCUC approved the Stipulation and the revised customer rates were effective November 1, 2019.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline, LLC
On September 2, 2014, Duke Energy, Dominion Energy, Inc. (Dominion), Piedmont and Southern Company Gas announced the formation of Atlantic Coast Pipeline, LLC (ACP) to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline is designed to meet, in part, the needs identified by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion will be responsible for building and operating the ACP pipeline and holds a leading ownership percentage in ACP of 48%. Duke Energy owns a 47% interest, which is accounted for as an equity method investment through its Gas Utilities and Infrastructure segment. Southern Company Gas maintains a 5% interest. See Note 13 for additional information related to Duke Energy's ownership interest. Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval.
In 2018, the FERC issued a series of Notices to Proceed, which authorized the project to begin certain construction-related activities along the pipeline route, including supply header and compressors. On May 11, 2018, and October 19, 2018, FERC issued Notices to Proceed allowing full construction activities in all areas of West Virginia except in the Monongahela National Forest. On July 24, 2018, FERC issued a Notice to Proceed allowing full construction activities along the project route in North Carolina. On October 19, 2018, the conditions to effectiveness of the Virginia 401 water quality certification were satisfied and, following receipt of the Virginia 401 certification, ACP filed a request for FERC to issue a Notice to Proceed with full construction activities in Virginia. Due to legal challenges not directly related to the request for a Notice to Proceed in Virginia, this request is still pending.
ACP is the subject of challenges in state and federal courts and agencies, including, among others, challenges of the project’s biological opinion (BiOp) and incidental take statement (ITS), crossings of the Blue Ridge Parkway, the Appalachian Trail, and the Monongahela and George Washington National Forests, the project’s U.S. Army Corps of Engineers (USACE) 404 permit, the project's air permit for a compressor station at Buckingham, Virginia, the FERC Environmental Impact Statement order and the FERC order approving the Certificate of Public Convenience and Necessity. Each of these challenges alleges non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the project is permitted to proceed. Since December 2018, notable developments in these challenges include a stay in December 2018 issued by the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) and the same court's July 26, 2019, vacatur of the project's BiOp and ITS (which stay and subsequent vacatur halted most project construction activity), a Fourth Circuit decision vacating the project's permits to cross the Monongahela and George Washington National Forests and the Appalachian Trail, the Fourth Circuit's remand to USACE of ACP's Huntington District 404 verification and the Fourth Circuit’s remand to the National Park Service of ACP’s Blue Ridge Parkway right-of-way. ACP is vigorously defending these challenges and coordinating with the federal and state authorities which are the direct parties to the challenges. The Solicitor General of the United States and ACP filed petitions for certiorari to the Supreme Court of the United States on June 25, 2019, regarding the Appalachian Trail crossing and certiorari was granted on October 4, 2019. A ruling is expected in the second quarter of 2020. ACP is also evaluating possible legislative remedies to this issue.
In anticipation of the Fourth Circuit's vacatur of the BiOp and ITS, ACP and the FWS commenced work in mid-May of 2019 to set the basis for a reissued BiOp and ITS. ACP continues coordinating and working with FWS and other parties in preparation for a reissuance of the BiOp and ITS.
Given the legal challenges described above and ongoing discussions with customers, ACP expects mechanical completion of the full project in late 2021 with in-service likely in the first half of 2022.
The delays resulting from the legal challenges described above have impacted the cost and schedule for the project. Project cost estimates are $7.3 billion to $7.8 billion, excluding financing costs. Given the status of current discussions with FWS regarding a new BiOp and ITS, as well as discussions with contractors regarding efficiencies which may be realized going forward, these estimates are under review and subject to upward pressure. Abnormal weather, work delays (including delays due to judicial or regulatory action) and other conditions may also result in cost or schedule modifications, a suspension of AFUDC for ACP and/or impairment charges potentially material to Duke Energy's cash flows, financial position and results of operations.
Duke Energy’s investment in ACP was $1.1 billion at September 30, 2019. Duke Energy evaluated this investment for impairment at September 30, 2019, and determined that fair value approximated carrying value and therefore no impairment was necessary. Duke Energy also has a guarantee agreement supporting its share of the ACP revolving credit facility. Duke Energy’s maximum exposure to loss under the terms of the guarantee is $802 million, which represents 47% of the outstanding borrowings under the credit facility as of September 30, 2019. See Note 13 for additional information.
Constitution Pipeline Company, LLC
Duke Energy owns a 24% ownership interest in Constitution, which is accounted for as an equity method investment. Constitution is a natural gas pipeline project slated to transport natural gas supplies from the Marcellus supply region in northern Pennsylvania to major northeastern markets. The pipeline will be constructed and operated by Williams Partners L.P., which has a 41% ownership share. The remaining interest is held by Cabot Oil and Gas Corporation and WGL Holdings, Inc. Before the permitting delays discussed below, Duke Energy's total anticipated contributions were approximately $229 million. As a result of the permitting delays and project uncertainty, total anticipated contributions by Duke Energy can no longer be reasonably estimated. Since April 2016, with the actions of the New York State Department of Environmental Conservation (NYSDEC), Constitution stopped construction and discontinued capitalization of future development costs until the project's uncertainty is resolved.

FINANCIAL STATEMENTS	REGULATORY MATTERS

In December 2014, Constitution received approval from the FERC to construct and operate the proposed pipeline. However, on April 22, 2016, the NYSDEC denied Constitution’s application for a necessary water quality certification for the New York portion of the Constitution pipeline. Constitution filed a series of legal actions challenging the legality and appropriateness of the NYSDEC’s decision, culminating in an appeal to the Supreme Court of the United States, which appeal was denied on April 30, 2018. In addition, in October 2017, Constitution filed a petition for declaratory order requesting FERC to find that, by not acting on Constitution's application within a reasonable period of time as required by statute, the NYSDEC waived its rights to issue a Section 401 water quality certification. Constitution's petition was denied on January 11, 2018.
On January 25, 2019, the D.C. Circuit Court rendered a decision in Hoopa Valley Tribe v. FERC that withdrawal and resubmission of an application for a Section 401 water quality certification constituted a waiver by the relevant state agency when such withdrawals and resubmissions were intended to extend the one-year limit on accepting or rejecting such an application. As Constitution had made similar arguments in its 2018 petition to FERC for a declaratory order, on April 1, 2019, Constitution filed a new petition for declaratory order requesting FERC find a waiver on the part of NYSDEC in accordance with the D.C. Circuit Court’s newly established precedent. On August 28, 2019, FERC issued an order declaring that NYSDEC had in fact waived its water quality certification authority. On September 27, 2019, NYSDEC and numerous intervenors filed requests for rehearing of FERC’s August 28, 2019, waiver determination.
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
During the nine months ended September 30, 2018, Duke Energy recorded an OTTI of $55 million within Equity in earnings of unconsolidated affiliates on Duke Energy's Condensed Consolidated Statements of Income. The charge represented the excess carrying value over the estimated fair value of the project, which was based on a Level 3 Fair Value measurement that was determined from the income approach using discounted cash flows. The impairment was primarily due to actions taken by the courts and regulators to uphold the NYSDEC's denial of the certification and uncertainty associated with the remaining legal and regulatory challenges.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2019, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$154
Duke Energy Indiana
Gallagher Units 2 and 4(b)	280	116
Gibson Units 1-5(c)	3,132	1,949
Cayuga Units 1-2(c)	1,005	974
Total Duke Energy	5,002	$3,193

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters.

(c)
On July 1, 2019, Duke Energy Indiana filed its 2018 IRP with the IURC. The 2018 IRP included scenarios evaluating the potential retirement of coal-fired generating units at Gibson and Cayuga. The rate case filed July 2, 2019, includes proposed depreciation rates reflecting retirement dates from 2026 to 2038.

Duke Energy continues to evaluate the potential need to retire generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery, as necessary, for amounts that would not be otherwise recovered when any of these assets are retired. However, such recovery, including recovery of carrying costs on remaining book values, could be subject to future approvals and therefore cannot be assured.
Duke Energy Carolinas and Duke Energy Progress are evaluating the potential for coal-fired generating unit retirements with a net carrying value of approximately $732 million and $1.2 billion, respectively, included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2019.
Refer to the "Western Carolinas Modernization Plan" discussion above for details of Duke Energy Progress' planned retirements.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

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

	Nine Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$77	$11	$11	$4	$6	$48	$5	$2
Provisions/adjustments	30	4	9	3	5	10	—	6
Cash reductions	(35)	(4)	(3)	(2)	(1)	(28)	—	—
Balance at end of period	$72	$11	$17	$5	$10	$30	$5	$8

	Nine Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$81	$10	$15	$3	$12	$47	$5	$2
Provisions/adjustments	7	3	2	3	(1)	3	1	—
Cash reductions	(20)	(2)	(5)	(1)	(4)	(12)	(1)	—
Balance at end of period	$68	$11	$12	$5	$7	$38	$5	$2

Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$49
Duke Energy Carolinas	11
Duke Energy Ohio	31
Piedmont	2

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

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
On June 14, 2019, NCDEQ filed a motion to dismiss several claims in Duke Energy Carolinas' and Duke Energy Progress' appeals. On August 2, 2019, the court entered an order granting NCDEQ's motion to dismiss several of the claims. Duke Energy has filed a petition with the North Carolina Superior Court seeking review of this order. The lawsuit will proceed on the remaining issues, including whether the NCDEQ's decision was arbitrary and capricious. On September 24, 2019, NCDEQ filed a Motion for Partial Summary Judgment on the issue of whether Duke Energy had notice that NCDEQ was going to make a closure determination on April 1, 2019. On October 28, 2019, the court entered an order granting NCDEQ’s Partial Motion for Summary Judgment. Duke Energy has until November 27, 2019 to file an appeal of that decision. The trial is expected to occur in June 2020. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Superior Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. On May 14, 2019, the court granted an extension of stay, until September 15, 2019, to allow the parties to discuss potential resolution. As no resolution was reached, litigation has resumed with fact discovery. The trial is now scheduled for February 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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
The court issued orders in 2016 granting Motions for Partial Summary Judgment for seven of the 14 North Carolina plants named in the enforcement actions. On February 13, 2017, the court issued an order denying motions for partial summary judgment brought by both the environmental groups and Duke Energy Carolinas and Duke Energy Progress for the remaining seven plants. On March 15, 2017, Duke Energy Carolinas and Duke Energy Progress filed a Notice of Appeal with the North Carolina Court of Appeals to challenge the trial court’s order. The parties were unable to reach an agreement at mediation in April 2017 and submitted briefs to the trial court on remaining issues to be tried. On August 1, 2018, the Court of Appeals dismissed the appeal and the matter is proceeding before the trial court. The court decided to stay any activity in the case and has been holding periodic status conferences while NCDEQ works through the Coal Ash Act process and the ongoing appeal of the April 1 closure decision. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

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
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2019, there were 121 asserted claims for non-malignant cases with cumulative relief sought of up to $32 million, and 40 asserted claims for malignant cases with cumulative relief sought of up to $13 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $592 million at September 30, 2019, and $630 million at December 31, 2018. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2038 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2038 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $747 million in excess of the self-insured retention. Receivables for insurance recoveries were $722 million at September 30, 2019, and $739 million at December 31, 2018. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
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
Duke Energy Florida
Fluor Contract Litigation
On January 29, 2019, Fluor filed a breach of contract lawsuit in the U.S. District Court for the Middle District of Florida against Duke Energy Florida related to an EPC agreement for the combined-cycle natural gas plant in Citrus County, Florida. Fluor filed an amended complaint on February 13, 2019. Fluor’s multicount complaint sought civil, statutory and contractual remedies related to Duke Energy Florida’s $67 million draw in early 2019, on Fluor’s letter of credit and offset of invoiced amounts. Duke Energy Florida moved to dismiss all counts of Fluor's amended complaint, and on April 16, 2019, the court dismissed Fluor's complaint without prejudice. On April 26, 2019, Fluor filed a second amended complaint.
On August 1, 2019, Duke Energy Florida and Fluor reached a settlement to resolve the pending litigation and other outstanding issues related to completing the Citrus County CC. Pursuant to the terms of the settlement, Fluor filed a notice of voluntary dismissal, and on August 27, 2019, the court dismissed the case with prejudice. As a result of the settlement with Fluor, Duke Energy Florida recorded a $25 million reduction to a prior-year impairment within Impairment charges on Duke Energy's Condensed Consolidated Statements of Operations in the third quarter of 2019.
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

(in millions)	September 30, 2019	December 31, 2018
Reserves for Legal Matters
Duke Energy	$62	$65
Duke Energy Carolinas	8	9
Progress Energy	52	54
Duke Energy Progress	13	12
Duke Energy Florida	22	24
Piedmont	1	1

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
Duke Energy operates various renewable energy projects and sells the generated output to utilities, electric cooperatives, municipalities and commercial and industrial customers through long-term PPAs. In certain situations, these PPAs and the associated renewable energy projects qualify as operating leases. Rental income from these leases is accounted for as Nonregulated electric and other revenues in the Condensed Consolidated Statements of Operations. There are no minimum lease payments as all payments are contingent based on actual electricity generated by the renewable energy projects. Contingent lease payments were $69 million and $205 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, renewable energy projects owned by Duke Energy and accounted for as operating leases had a cost basis of $3,347 million and accumulated depreciation of $692 million. These assets are principally classified as nonregulated electric generation and transmission assets.

FINANCIAL STATEMENTS	LEASES

The following tables present the components of lease expense.

	Three Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$75	$13	$39	$16	$23	$3	$5	$1
Short-term lease expense(a)	2	—	—	—	—	—	1	—
Variable lease expense(a)	27	6	22	21	1	—	—	—
Finance lease expense
Amortization of leased assets(b)	28	2	9	1	8	—	—	—
Interest on lease liabilities(c)	7	3	12	10	2	—	—	—
Total finance lease expense	35	5	21	11	10	—	—	—
Total lease expense	$139	$24	$82	$48	$34	$3	$6	$1

	Nine Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$220	$36	$121	$52	$69	$9	$15	$4
Short-term lease expense(a)	15	4	7	3	4	1	2	—
Variable lease expense(a)	48	18	29	24	5	—	—	—
Finance lease expense
Amortization of leased assets(b)	84	4	17	3	14	1	—	—
Interest on lease liabilities(c)	44	10	31	24	7	—	1	—
Total finance lease expense	128	14	48	27	21	1	1	—
Total lease expense	$411	$72	$205	$106	$99	$11	$18	$4

(a)	Included in Operations, maintenance and other or, for barges and railcars, Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations.

(b)	Included in Depreciation and amortization on the Condensed Consolidated Statements of Operations.

(c)	Included in Interest Expense on the Condensed Consolidated Statements of Operations.
The following table presents rental expense for operating leases, as reported under the old lease standard. These amounts are included in Operation, maintenance and other and Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations.

(in millions)	Year Ended December 31, 2018
Duke Energy	$268
Duke Energy Carolinas	49
Progress Energy	143
Duke Energy Progress	75
Duke Energy Florida	68
Duke Energy Ohio	13
Duke Energy Indiana	21
Piedmont	11

FINANCIAL STATEMENTS	LEASES

The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	Twelve Months Ended September 30,
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2020	$278	$32	$129	$51	$78	$2	$6	$5
2021	220	20	100	45	55	2	4	5
2022	201	19	95	40	55	2	4	5
2023	192	18	95	41	54	2	4	5
2024	179	14	95	41	54	2	4	5
Thereafter	1,008	60	480	291	189	22	63	6
Total operating lease payments	2,078	163	994	509	485	32	85	31
Less: present value discount	(410)	(28)	(185)	(113)	(72)	(10)	(27)	(3)
Total operating lease liabilities(a)	$1,668	$135	$809	$396	$413	$22	$58	$28

(a)	Certain operating lease payments include renewal options that are reasonably certain to be exercised.
The following table presents future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, as reported under the old lease standard.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2019	$239	$33	$97	$49	$48	$2	$6	$5
2020	219	29	90	46	44	2	5	5
2021	186	19	79	37	42	2	4	5
2022	170	19	76	34	42	2	4	5
2023	160	17	77	35	42	2	5	6
Thereafter	1,017	68	455	314	141	23	66	11
Total	$1,991	$185	$874	$515	$359	$33	$90	$37

The following table presents finance lease maturities and a reconciliation of the undiscounted cash flows to finance lease liabilities.

	Twelve Months Ended September 30,
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
2020	$179	$19	$69	$44	$25	$1
2021	184	16	69	44	25	1
2022	177	14	69	44	25	1
2023	173	14	69	44	25	1
2024	149	14	57	44	13	1
Thereafter	827	189	552	539	13	27
Total finance lease payments	1,689	266	885	759	126	32
Less: amounts representing interest	(699)	(160)	(477)	(451)	(26)	(22)
Total finance lease liabilities	$990	$106	$408	$308	$100	$10

FINANCIAL STATEMENTS	LEASES

The following table presents future minimum lease payments under finance leases, as reported under the old lease standard.

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2019	$170	$20	$45	$20	$25	$2	$1
2020	174	20	46	21	25	—	1
2021	177	15	45	20	25	—	1
2022	165	15	45	21	24	—	1
2023	165	15	45	21	24	—	1
Thereafter	577	204	230	209	21	—	27
Minimum annual payments	1,428	289	456	312	144	2	32
Less: amount representing interest	(487)	(180)	(205)	(175)	(30)	—	(22)
Total	$941	$109	$251	$137	$114	$2	$10

The following tables contain additional information related to leases.

		September 30, 2019

			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,703	$135	$814	$397	$417	$22	$58	$25
Finance	Net property, plant and equipment	952	125	448	309	139	—	10	—
Total lease assets		$2,655	$260	$1,262	$706	$556	$22	$68	$25
Liabilities
Current
Operating	Other current liabilities	$212	$27	$99	$36	$63	$1	$3	$4
Finance	Current maturities of long-term debt	117	6	23	6	17	—	—	—
Noncurrent
Operating	Operating lease liabilities	1,456	108	710	360	350	21	55	24
Finance	Long-Term Debt	873	100	385	302	83	—	10	—
Total lease liabilities		$2,658	$241	$1,217	$704	$513	$22	$68	$28

FINANCIAL STATEMENTS	LEASES

	Nine Months Ended September 30, 2019

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$221	$26	$104	$43	$61	$1	$5	$6
Operating cash flows from finance leases	44	10	31	24	7	—	1	—
Financing cash flows from finance leases	84	4	17	3	14	1	—	—

Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating(b)	$147	$44	$30	$30	$—	$—	$—	$1
Finance	175	—	175	175	—	—	—	—

(a)	No amounts were classified as investing cash flows from operating leases for the nine months ended September 30, 2019.

(b)	Does not include ROU assets recorded as a result of the adoption of the new lease standard.

	September 30, 2019

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted-average remaining lease term (years)
Operating leases	11	9	10	12	8	18	18	6
Finance leases	13	18	16	18	11	—	27	—
Weighted-average discount rate(a)
Operating leases	3.9%	3.5%	3.8%	3.9%	3.8%	4.3%	4.1%	3.6%
Finance leases	8.0%	12.9%	11.8%	12.4%	8.3%	—%	11.9%	—%

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

6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

				Nine Months Ended September 30, 2019
					Duke	Duke	Duke	Duke	Duke
	Maturity	Interest		Duke	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate		Energy	(Parent)	Carolinas	Progress	Ohio	Indiana	Piedmont
Unsecured Debt
March 2019(a)	March 2022	2.788%	(b)	$300	$300	$—	$—	$—	$—	$—
March 2019(a)	March 2022	3.227%		300	300	—	—	—	—	—
May 2019(e)	June 2029	3.500%		600	—	—	—	—	—	600
June 2019(a)	June 2029	3.400%		600	600	—	—	—	—	—
June 2019(a)	June 2049	4.200%		600	600	—	—	—	—	—
July 2019(g)	July 2049	4.320%		40	—	—	—	40	—	—
September 2019(g)	October 2025	3.230%		95	—	—	—	95	—	—
September 2019(g)	October 2029	3.560%		75	—	—	—	75	—	—
First Mortgage Bonds
January 2019(c)	February 2029	3.650%		400	—	—	—	400	—	—
January 2019(c)	February 2049	4.300%		400	—	—	—	400	—	—
March 2019(d)	March 2029	3.450%		600	—	—	600	—	—	—
August 2019(a)	August 2029	2.450%		450	—	450	—	—	—	—
August 2019(a)	August 2049	3.200%		350	—	350	—	—	—	—
September 2019(f)	October 2049	3.250%		500	—	—	—	—	500	—
Total issuances				$5,310	$1,800	$800	$600	$1,010	$500	$600

(a)	Debt issued to pay down short-term debt and for general corporate purposes.

(b)	Debt issuance has a floating interest rate.

(c)	Debt issued to repay at maturity $450 million first mortgage bonds due April 2019, pay down short-term debt and for general corporate purposes.

(d)	Debt issued to fund eligible green energy projects in the Carolinas.

(e)	Debt issued to repay in full the outstanding $350 million Piedmont unsecured term loan due September 2019, pay down short-term debt and for general corporate purposes.

(f)	Debt issued to retire $150 million of pollution control bonds, pay down short-term debt and for general corporate purposes.

(g)	Debt issued to repay at maturity $100 million debentures due October 2019, pay down short-term debt and for general corporate purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		September 30, 2019
Unsecured Debt
Duke Energy Kentucky	October 2019	4.650%		$100
Progress Energy	December 2019	4.875%		350
Duke Energy (Parent)	June 2020	2.100%		330
First Mortgage Bonds
Duke Energy Florida	January 2020	1.850%		250
Duke Energy Florida	April 2020	4.550%		250
Duke Energy Carolinas	June 2020	4.300%		450
Duke Energy Indiana	July 2020	3.750%		500
Duke Energy Progress	September 2020	2.282%	(a)	300
Other(b)				566
Current maturities of long-term debt				$3,096

(a)    Debt issuance has a floating interest rate.
(b)    Includes finance lease obligations, amortizing debt and small bullet maturities.
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

	September 30, 2019
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,750	$1,250	$800	$450	$600	$500
Reduction to backstop issuances
Commercial paper(b)	(1,971)	(627)	(338)	(211)	(277)	(164)	(150)	(204)
Outstanding letters of credit	(51)	(43)	(4)	(2)	—	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity under the Master Credit Facility	$5,397	$1,980	$1,158	$787	$523	$286	$369	$294

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

Other Credit Facilities

	September 30, 2019
(in millions)	Facility size	Amount drawn
Duke Energy (Parent) Three-Year Revolving Credit Facility(a)	$1,000	$500
Duke Energy Progress Term Loan Facility	700	700

(a)	In May 2019, Duke Energy (Parent) extended the termination date to May 2022.
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
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$5,789	$2,435	$3,295	$2,769	$526	$—	$—	$—
Closure of ash impoundments	6,486	2,917	2,722	2,707	15	43	804	—
Other	326	46	71	38	33	42	20	20
Total ARO	$12,601	$5,398	$6,088	$5,514	$574	$85	$824	$20
Less: current portion	861	214	478	476	2	3	165	—
Total noncurrent ARO	$11,740	$5,184	$5,610	$5,038	$572	$82	$659	$20
(a)    Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
ARO Liability Rollforward
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2018(a)	$10,467	$3,949	$5,411	$4,820	$591	$93	$722	$19
Accretion expense(b)	377	173	190	171	19	3	21	1
Liabilities settled(c)	(691)	(276)	(375)	(341)	(34)	(9)	(32)	—
Revisions in estimates of cash flows(d)	2,448	1,552	862	864	(2)	(2)	113	—
Balance at September 30, 2019	$12,601	$5,398	$6,088	$5,514	$574	$85	$824	$20

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)
For the nine months ended September 30, 2019, substantially all accretion expense relates to Duke Energy's regulated operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Primarily relates to ash impoundment closures.

(d)
Primarily relates to increases in closure estimates for certain ash impoundments as a result of the NCDEQ's April 1 Order. See Note 4 for more information. The incremental amount recorded represents the discounted cash flows for estimated closure costs based upon the probability weightings of the potential closure methods as evaluated on a site-by-site basis.

Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets within Other Noncurrent Assets, respectively, on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS

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

(in millions)	September 30, 2019	December 31, 2018
Duke Energy	$6,403	$5,579
Duke Energy Carolinas	3,614	3,133
Duke Energy Progress	2,789	2,446

8. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2019, and December 31, 2018.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2019, and December 31, 2018.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in the third quarter of 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$197	$214	$606	$647
Indemnification coverages(b)	5	6	15	17
JDA revenue(c)	12	13	52	66
JDA expense(c)	32	61	145	134
Intercompany natural gas purchases(d)	—	3	7	11
Progress Energy
Corporate governance and shared service expenses(a)	$194	$216	$553	$613
Indemnification coverages(b)	8	8	27	25
JDA revenue(c)	32	61	145	134
JDA expense(c)	12	13	52	66
Intercompany natural gas purchases(d)	19	20	57	58
Duke Energy Progress
Corporate governance and shared service expenses(a)	$114	$138	$328	$382
Indemnification coverages(b)	3	3	11	9
JDA revenue(c)	32	61	145	134
JDA expense(c)	12	13	52	66
Intercompany natural gas purchases(d)	19	20	57	58
Duke Energy Florida
Corporate governance and shared service expenses(a)	$80	$78	$225	$231
Indemnification coverages(b)	5	5	16	16
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$90	$85	$258	$264
Indemnification coverages(b)	1	1	3	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$109	$105	$299	$302
Indemnification coverages(b)	2	2	5	6
Piedmont
Corporate governance and shared service expenses(a)	$33	$39	$102	$115
Indemnification coverages(b)	1	1	2	2
Intercompany natural gas sales(d)	19	23	64	69
Natural gas storage and transportation costs(e)	6	6	17	18

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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2019
Intercompany income tax receivable	$—	$178	$60	$10	$14	$3	$85
Intercompany income tax payable	71	—	—	—	—	—	—

December 31, 2018
Intercompany income tax receivable	$52	$47	$29	$—	$—	$8	$—
Intercompany income tax payable	—	—	—	16	3	—	45

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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three and nine months ended September 30, 2019, and 2018, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$1,031	$—	$—	$—	$—	$—
Undesignated contracts	1,577	450	1,100	250	850	27
Total notional amount(a)	$2,608	$450	$1,100	$250	$850	$27

	December 31, 2018
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$923	$—	$—	$—	$—	$—
Undesignated contracts	1,721	300	1,200	650	550	27
Total notional amount(a)	$2,644	$300	$1,200	$650	$550	$27

(a)
Duke Energy includes amounts related to consolidated VIEs of $731 million in cash flow hedges as of September 30, 2019, and $422 million in cash flow hedges and $194 million in undesignated contracts as of December 31, 2018.

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

	September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electricity (GWh)	25,658	—	—	—	—	2,774	22,884	—
Natural gas (millions of dekatherms)	729	130	175	175	—	—	4	420

	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electricity (GWh)	15,286	—	—	—	—	1,786	13,500	—
Natural gas (millions of dekatherms)	739	121	169	166	3	—	1	448

U.S. EQUITY SECURITIES RISK
In May 2019, Duke Energy Florida entered into a Decommissioning Services Agreement for the accelerated decommissioning of Crystal River Unit 3 with ADP CR3, LLC and ADP SF1, LLC. See Note 3 for additional information on the accelerated decommissioning. Duke Energy Florida executed U.S. equity option collars within the NDTF in May 2019 to preserve the U.S. equity portfolio value in the Duke Energy Florida NDTF in the event the accelerated decommissioning is approved. These option collars were executed as a purchase of a put option and the sale of a call option on certain U.S. equity index funds. The put and call options create a collar to guarantee a minimum and maximum investment value for the Duke Energy Florida NDTF U.S. equity portfolio. The put and call options were entered into at zero-cost, with the price to purchase the puts offset entirely by the funds received to sell the calls. As of September 30, 2019, the aggregate notional amount of both the put and call options was 305,000 units in U.S. equity security index funds. The options are not designated as hedging instruments. Substantially all of Duke Energy Florida’s NDTF qualifies for regulatory accounting. With regulatory accounting, the mark-to-market gains or losses on the options are deferred as regulatory liabilities or regulatory assets, respectively.

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

Derivative Assets	September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$23	$—	$—	$—	$—	$5	$16	$2
Total Derivative Assets – Commodity Contracts	$23	$—	$—	$—	$—	$5	$16	$2
Interest Rate Contracts
Designated as Hedging Instruments
Current	$3	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$3	$—	$—	$—	$—	$—	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	5	—	5	—	5	—	—	—
Total Derivative Assets – Equity Securities Contracts	$5	$—	$5	$—	$5	$—	$—	$—
Total Derivative Assets	$31	$—	$5	$—	$5	$5	$16	$2

Derivative Liabilities	September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$66	$33	$24	$24	$—	$—	$—	$9
Noncurrent	147	12	34	18	—	—	—	102
Total Derivative Liabilities – Commodity Contracts	$213	$45	$58	$42	$—	$—	$—	$111
Interest Rate Contracts
Designated as Hedging Instruments
Current	$2	$—	$—	$—	$—	$—	$—	$—
Noncurrent	56	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	64	22	42	1	41	1	—	—
Noncurrent	8	—	3	—	3	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$130	$22	$45	$1	$44	$6	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	10	—	10	—	10	—	—	—
Total Derivative Liabilities – Equity Securities Contracts	$10	$—	$10	$—	$10	$—	$—	$—
Total Derivative Liabilities	$353	$67	$113	$43	$54	$6	$—	$111

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$35	$2	$2	$2	$—	$6	$23	$3
Noncurrent	4	1	2	2	—	—	—	—
Total Derivative Assets – Commodity Contracts	$39	$3	$4	$4	$—	$6	$23	$3
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	2	—	—	—	—	—	—	—
Noncurrent	12	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$18	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$57	$3	$4	$4	$—	$6	$23	$3

Derivative Liabilities	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$33	$14	$10	$5	$6	$—	$—	$8
Noncurrent	158	10	15	6	—	—	—	133
Total Derivative Liabilities – Commodity Contracts	$191	$24	$25	$11	$6	$—	$—	$141
Interest Rate Contracts
Designated as Hedging Instruments
Current	$12	$—	$—	$—	$—	$—	$—	$—
Noncurrent	6	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	23	9	13	11	2	1	—	—
Noncurrent	10	—	6	5	1	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$51	$9	$19	$16	$3	$5	$—	$—
Total Derivative Liabilities	$242	$33	$44	$27	$9	$5	$—	$141

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

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

Derivative Assets	September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$31	$—	$5	$—	$5	$5	$16	$2
Gross amounts offset	(5)	—	(5)	—	(5)	—	—	—
Net amounts presented in Current Assets: Other	$26	$—	$—	$—	$—	$5	$16	$2

Derivative Liabilities	September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$142	$55	$76	$25	$51	$1	$—	$9
Gross amounts offset	(10)	—	(10)	—	(10)	—	—	—
Net amounts presented in Current Liabilities: Other	$132	$55	$66	$25	$41	$1	$—	$9
Noncurrent
Gross amounts recognized	$211	$12	$37	$18	$3	$5	$—	$102
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$211	$12	$37	$18	$3	$5	$—	$102

Derivative Assets	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$38	$2	$2	$2	$—	$6	$23	$3
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$35	$—	$—	$—	$—	$6	$23	$3
Noncurrent
Gross amounts recognized	$19	$1	$2	$2	$—	$—	$—	$—
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$16	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$68	$23	$23	$16	$8	$1	$—	$8
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$64	$21	$21	$14	$8	$1	$—	$8
Noncurrent
Gross amounts recognized	$174	$10	$21	$11	$1	$4	$—	$133
Gross amounts offset	(3)	(1)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$171	$9	$19	$9	$1	$4	$—	$133

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

	September 30, 2019
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$82	$40	$42	$42
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	82	40	42	42

	December 31, 2018
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$44	$19	$25	$25
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	44	19	25	25

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

Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. If an OTTI exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2019, and December 31, 2018.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$114	$—	$—	$88
Equity securities	3,118	63	5,222	2,402	95	4,475
Corporate debt securities	40	1	633	4	13	566
Municipal bonds	14	—	370	1	4	353
U.S. government bonds	39	—	1,217	14	12	1,076
Other debt securities	4	—	142	—	2	148
Total NDTF Investments	$3,215	$64	$7,698	$2,421	$126	$6,706
Other Investments
Cash and cash equivalents	$—	$—	$53	$—	$—	$22
Equity securities	48	—	112	36	1	99
Corporate debt securities	2	—	72	—	2	60
Municipal bonds	5	—	94	—	1	85
U.S. government bonds	3	—	40	1	—	45
Other debt securities	1	—	65	—	1	58
Total Other Investments	$59	$—	$436	$37	$5	$369
Total Investments	$3,274	$64	$8,134	$2,458	$131	$7,075

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2019, and 2018, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
FV-NI:
Realized gains	$60	$19	$161	$85
Realized losses	43	16	136	60
AFS:
Realized gains	53	4	110	14
Realized losses	36	7	83	32

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$36	$—	$—	$29
Equity securities	1,680	15	2,901	1,309	54	2,484
Corporate debt securities	24	1	409	2	9	341
Municipal bonds	4	—	96	—	1	81
U.S. government bonds	19	—	517	5	8	475
Other debt securities	4	—	137	—	2	143
Total NDTF Investments	$1,731	$16	$4,096	$1,316	$74	$3,553

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2019, and 2018, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
FV-NI:
Realized gains	$34	$11	$101	$47
Realized losses	26	8	95	30
AFS:
Realized gains	21	4	46	13
Realized losses	13	6	34	24

PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$78	$—	$—	$59
Equity securities	1,438	48	2,321	1,093	41	1,991
Corporate debt securities	16	—	224	2	4	225
Municipal bonds	10	—	274	1	3	272
U.S. government bonds	20	—	700	9	4	601
Other debt securities	—	—	5	—	—	5
Total NDTF Investments	$1,484	$48	$3,602	$1,105	$52	$3,153
Other Investments
Cash and cash equivalents	$—	$—	$49	$—	$—	$17
Municipal bonds	4	—	52	—	—	47
Total Other Investments	$4	$—	$101	$—	$—	$64
Total Investments	$1,488	$48	$3,703	$1,105	$52	$3,217

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2019, and 2018, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
FV-NI:
Realized gains	$26	$8	$60	$38
Realized losses	17	8	41	30
AFS:
Realized gains	31	—	62	1
Realized losses	23	1	49	8
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$52	$—	$—	$46
Equity securities	1,107	30	1,907	833	30	1,588
Corporate debt securities	16	—	224	2	3	171
Municipal bonds	10	—	274	1	3	271
U.S. government bonds	19	—	420	6	3	415
Other debt securities	—	—	5	—	—	3
Total NDTF Investments	$1,152	$30	$2,882	$842	$39	$2,494
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$6
Total Other Investments	$—	$—	$2	$—	$—	$6
Total Investments	$1,152	$30	$2,884	$842	$39	$2,500

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2019, and 2018, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
FV-NI:
Realized gains	$10	$7	$27	$32
Realized losses	9	7	24	27
AFS:
Realized gains	2	—	4	1
Realized losses	—	1	2	6

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$26	$—	$—	$13
Equity securities	331	18	414	260	11	403
Corporate debt securities	—	—	—	—	1	54
Municipal bonds	—	—	—	—	—	1
U.S. government bonds	1	—	280	3	1	186
Other debt securities	—	—	—	—	—	2
Total NDTF Investments(a)	$332	$18	$720	$263	$13	$659
Other Investments
Cash and cash equivalents	$—	$—	$4	$—	$—	$1
Municipal bonds	4	—	52	—	—	47
Total Other Investments	$4	$—	$56	$—	$—	$48
Total Investments	$336	$18	$776	$263	$13	$707

(a)	During the nine months ended September 30, 2019, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2019, and 2018, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
FV-NI:
Realized gains	$16	$1	$33	$6
Realized losses	8	1	17	3
AFS:
Realized gains	29	—	58	—
Realized losses	23	—	47	2

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	September 30, 2019			December 31, 2018
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$37	$—	$74	$29	$—	$67
Corporate debt securities	—	—	6	—	—	8
Municipal bonds	1	—	36	—	1	33
U.S. government bonds	—	—	1	—	—	—
Total Investments	$38	$—	$117	$29	$1	$108

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2019, and 2018, were insignificant.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	September 30, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$400	$65	$328	$48	$280	$4
Due after one through five years	524	220	253	243	10	15
Due after five through 10 years	450	187	209	201	8	5
Due after 10 years	1,259	687	465	431	34	19
Total	$2,633	$1,159	$1,255	$923	$332	$43

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
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the nine months ended September 30, 2019, and 2018.
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

	September 30, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$5,222	$5,168	$—	$—	$54
NDTF debt securities	2,476	804	1,672	—	—
Other equity securities	112	112	—	—	—
Other debt securities	324	92	232	—	—
Derivative assets	31	2	8	21	—
Total assets	8,165	6,178	1,912	21	54
Derivative liabilities	(353)	(25)	(217)	(111)	—
Net assets (liabilities)	$7,812	$6,153	$1,695	$(90)	$54

	December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,475	$4,410	$—	$—	$65
NDTF debt securities	2,231	576	1,655	—	—
Other equity securities	99	99	—	—	—
Other debt securities	270	67	203	—	—
Derivative assets	57	4	25	28	—
Total assets	7,132	5,156	1,883	28	65
Derivative liabilities	(242)	(11)	(90)	(141)	—
Net assets (liabilities)	$6,890	$5,145	$1,793	$(113)	$65

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$(79)	$(97)	$(113)	$(114)
Purchases, sales, issuances and settlements:
Purchases	—	—	38	56
Settlements	(9)	(14)	(32)	(43)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(2)	(5)	17	(15)
Balance at end of period	$(90)	$(116)	$(90)	$(116)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,901	$2,847	$—	$54
NDTF debt securities	1,195	189	1,006	—
Total assets	4,096	3,036	1,006	54
Derivative liabilities	(67)	—	(67)	—
Net assets	$4,029	$3,036	$939	$54

	December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,484	$2,419	$—	$65
NDTF debt securities	1,069	149	920	—
Derivative assets	3	—	3	—
Total assets	3,556	2,568	923	65
Derivative liabilities	(33)	—	(33)	—
Net assets	$3,523	$2,568	$890	$65

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$2,321	$2,321	$—	$1,991	$1,991	$—
NDTF debt securities	1,281	615	666	1,162	427	735
Other debt securities	101	49	52	64	17	47
Derivative assets	5	—	5	4	—	4
Total assets	3,708	2,985	723	3,221	2,435	786
Derivative liabilities	(113)	—	(113)	(44)	—	(44)
Net assets	$3,595	$2,985	$610	$3,177	$2,435	$742

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,907	$1,907	$—	$1,588	$1,588	$—
NDTF debt securities	975	309	666	906	294	612
Other debt securities	2	2	—	6	6	—
Derivative assets	—	—	—	4	—	4
Total assets	2,884	2,218	666	2,504	1,888	616
Derivative liabilities	(43)	—	(43)	(27)	—	(27)
Net assets	$2,841	$2,218	$623	$2,477	$1,888	$589

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$414	$414	$—	$403	$403	$—
NDTF debt securities	306	306	—	256	133	123
Other debt securities	56	4	52	48	1	47
Derivative assets	5	—	5	—	—	—
Total assets	781	724	57	707	537	170
Derivative liabilities	(54)	—	(54)	(9)	—	(9)
Net assets	$727	$724	$3	$698	$537	$161

DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at September 30, 2019, and December 31, 2018.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2019				December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$74	$74	$—	$—	$67	$67	$—	$—
Other debt securities	43	—	43	—	41	—	41	—
Derivative assets	16	—	—	16	23	1	—	22
Total assets	$133	$74	$43	$16	$131	$68	$41	$22

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$28	$44	$22	$27
Purchases, sales, issuances and settlements:
Purchases	—	—	29	49
Settlements	(7)	(13)	(26)	(41)
Total losses included on the Condensed Consolidated Balance Sheet	(5)	(2)	(9)	(6)
Balance at end of period	$16	$29	$16	$29

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2019			December 31, 2018
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Derivative assets	$2	$2	$—	$3	$3	$—
Derivative liabilities	(111)	—	(111)	(141)	—	(141)
Net (liabilities) assets	$(109)	$2	$(111)	$(138)	$3	$(141)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$(114)	$(150)	$(141)	$(142)
Total gains (losses) and settlements	3	(3)	30	(11)
Balance at end of period	$(111)	$(153)	$(111)	$(153)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2019
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$0.57	-	$3.38
Duke Energy Indiana
FTRs	16	RTO auction pricing	FTR price – per MWh	(0.52)	-	6.85
Piedmont
Natural gas contracts	(111)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.85	-	2.99
Duke Energy
Total Level 3 derivatives	$(90)

	December 31, 2018
	Fair Value
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy Ohio
FTRs	$6	RTO auction pricing	FTR price – per MWh	$1.19	-	$4.59
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(2.07)	-	8.27
Piedmont
Natural gas contracts	(141)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.87	-	2.95
Duke Energy
Total Level 3 derivatives	$(113)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2019		December 31, 2018
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$57,914	$63,276	$54,529	$54,534
Duke Energy Carolinas	11,758	13,462	10,939	11,471
Progress Energy	19,119	21,952	18,911	19,885
Duke Energy Progress	9,049	9,995	8,204	8,300
Duke Energy Florida	7,132	8,356	7,321	7,742
Duke Energy Ohio	2,719	3,096	2,165	2,239
Duke Energy Indiana	4,208	5,018	3,782	4,158
Piedmont	2,384	2,664	2,138	2,180

(a)
Book value of long-term debt includes $1.5 billion as of September 30, 2019, and $1.6 billion as of December 31, 2018, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

At both September 30, 2019, and December 31, 2018, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2019, and the year ended December 31, 2018, or is expected to be provided in the future that was not previously contractually required.
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
The proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are approximately 75% cash and 25% in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Depending on collection experience, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	December 2020	December 2020	February 2021	April 2021
Credit facility amount	$350	$475	$325	$250
Amounts borrowed at September 30, 2019	350	475	325	250
Amounts borrowed at December 31, 2018	325	450	300	225
Restricted Receivables at September 30, 2019	505	775	564	471
Restricted Receivables at December 31, 2018	564	699	547	357

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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2019	December 31, 2018
Receivables of VIEs	$7	$5
Regulatory Assets: Current	52	52
Current Assets: Other	16	39
Other Noncurrent Assets: Regulatory assets	1,002	1,041
Current Liabilities: Other	2	10
Current maturities of long-term debt	54	53
Long-Term Debt	1,056	1,111

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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	September 30, 2019	December 31, 2018
Current Assets: Other	$172	$123
Property, Plant and Equipment: Cost	5,160	4,007
Accumulated depreciation and amortization	(996)	(698)
Other Noncurrent Assets: Other	63	261
Current maturities of long-term debt	177	174
Long-Term Debt	1,604	1,587
Other Noncurrent Liabilities: Asset retirement obligations	125	106
Other Noncurrent Liabilities: Other	218	212

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	September 30, 2019
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$48	$76
Investments in equity method unconsolidated affiliates	1,152	235	55	1,442	—	—
Total assets	$1,152	$235	$55	$1,442	$48	$76
Taxes accrued	(2)	—	—	(2)	—	—
Other current liabilities	—	—	3	3	—	—
Deferred income taxes	57	—	—	57	—	—
Other noncurrent liabilities	—	—	11	11	—	—
Total liabilities	$55	$—	$14	$69	$—	$—
Net assets	$1,097	$235	$41	$1,373	$48	$76

	December 31, 2018
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$—	$93	$118
Investments in equity method unconsolidated affiliates	822	190	48	1,060	—	—
Total assets	$822	$190	$48	$1,060	$93	$118
Taxes accrued	(1)	—	—	(1)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	21	—	—	21	—	—
Other noncurrent liabilities	—	—	12	12	—	—
Total liabilities	$20	$—	$16	$36	$—	$—
Net assets	$802	$190	$32	$1,024	$93	$118

The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the PPA with OVEC, which is discussed below, and various guarantees, including Duke Energy's guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is $802 million, which represents 47% of the outstanding borrowings under the credit facility as of September 30, 2019. For more information on various guarantees, refer to Note 4.
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
The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	September 30,	December 31,
Entity Name	Interest	2019	2018
ACP(a)	47%	$1,127	$797
Constitution	24%	25	25
Total		$1,152	$822

(a)
Duke Energy evaluated this investment for impairment as of September 30, 2019, and December 31, 2018, and determined that fair value approximated carrying value and therefore no impairment was necessary.

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
Pioneer
Duke Energy holds a 50% equity interest in Pioneer. During the nine months ended September 30, 2019, Pioneer was considered a VIE due to having insufficient equity to finance its own activities without subordinated financial support. On October 1, 2019, Pioneer closed on a private placement debt offering that gave Pioneer sufficient equity to finance its own activities and, therefore, is no longer considered a VIE. Duke Energy's investment in Pioneer was $55 million at September 30, 2019.
OVEC
Duke Energy Ohio’s 9% ownership interest in OVEC is considered a non-consolidated VIE due to OVEC having insufficient equity to finance its activities without subordinated financial support. The activities that most significantly impact OVEC's economic performance include fuel strategy and supply activities and decisions associated with ongoing operations and maintenance-related activities. Duke Energy Ohio does not have the unilateral power to direct these activities, and therefore, does not consolidate OVEC.
As a counterparty to an ICPA, Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business. On March 31, 2018, FES, a subsidiary of FirstEnergy and an ICPA counterparty with a power participation ratio of 4.85%, filed for Chapter 11 bankruptcy, which could increase costs allocated to the counterparties. On July 31, 2018, the bankruptcy court rejected the FES ICPA, which means OVEC is an unsecured creditor in the FES bankruptcy proceeding. Duke Energy Ohio cannot predict the impact of the bankruptcy filing on its OVEC interests. In addition, certain proposed environmental rulemaking could result in future increased OVEC cost allocations.
CRC
See discussion under Consolidated VIEs for additional information related to CRC.
Amounts included in Receivables from affiliated companies in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value.
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Receivables sold	$217	$269	$326	$336
Less: Retained interests	48	93	76	118
Net receivables sold	$169	$176	$250	$218

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Sales
Receivables sold	$479	$450	$1,483	$1,478	$762	$754	$2,172	$2,140
Loss recognized on sale	4	4	11	10	4	5	13	12
Cash flows
Cash proceeds from receivables sold	$471	$449	$1,516	$1,499	$762	$743	$2,200	$2,140
Collection fees received	—	—	1	1	—	—	1	1
Return received on retained interests	1	2	5	5	2	3	7	7

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

	Remaining Performance Obligations
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Progress Energy	$31	$121	$86	$81	$38	$41	$398
Duke Energy Progress	2	8	8	8	8	8	42
Duke Energy Florida	29	113	78	73	30	33	356
Duke Energy Indiana	2	10	5	—	—	—	17

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

	Remaining Performance Obligations
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Piedmont	$17	$69	$64	$64	$61	$430	$705

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
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE

Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,923	$892	$1,522	$625	$897	$215	$294	$—
General	1,885	687	843	399	444	127	225	—
Industrial	869	372	255	189	66	40	204	—
Wholesale	617	113	429	368	61	13	63	—
Other revenues	198	76	118	70	48	18	22	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,492	$2,140	$3,167	$1,651	$1,516	$413	$808	$—

Gas Utilities and Infrastructure
Residential	$113	$—	$—	$—	$—	$53	$—	$59
Commercial	68	—	—	—	—	21	—	47
Industrial	26	—	—	—	—	4	—	25
Power Generation	—	—	—	—	—	—	—	13
Other revenues	16	—	—	—	—	3	—	13
Total Gas Utilities and Infrastructure revenue from contracts with customers	$223	$—	$—	$—	$—	$81	$—	$157

Commercial Renewables
Revenue from contracts with customers	$69	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$8	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$6,792	$2,140	$3,167	$1,651	$1,516	$494	$808	$157

Other revenue sources(a)	$148	$22	$75	$37	$32	$(5)	$(1)	$11
Total revenues	$6,940	$2,162	$3,242	$1,688	$1,548	$489	$807	$168

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

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$7,597	$2,331	$3,879	$1,657	$2,222	$563	$825	$—
General	4,896	1,714	2,225	1,044	1,181	335	619	—
Industrial	2,339	927	708	514	194	109	595	—
Wholesale	1,685	341	1,133	992	141	36	176	—
Other revenues	557	222	389	239	150	59	66	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$17,074	$5,535	$8,334	$4,446	$3,888	$1,102	$2,281	$—

Gas Utilities and Infrastructure
Residential	$673	$—	$—	$—	$—	$229	$—	$443
Commercial	359	—	—	—	—	96	—	263
Industrial	103	—	—	—	—	14	—	91
Power Generation	—	—	—	—	—	—	—	39
Other revenues	101	—	—	—	—	13	—	88
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,236	$—	$—	$—	$—	$352	$—	$924

Commercial Renewables
Revenue from contracts with customers	$157	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$18	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$18,485	$5,535	$8,334	$4,446	$3,888	$1,454	$2,281	$924

Other revenue sources(a)	$491	$84	$224	$113	$99	$(1)	$8	$32
Total revenues	$18,976	$5,619	$8,558	$4,559	$3,987	$1,453	$2,289	$956

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

(in millions)	September 30, 2019	December 31, 2018
Duke Energy	$831	$896
Duke Energy Carolinas	312	313
Progress Energy	265	244
Duke Energy Progress	141	148
Duke Energy Florida	124	96
Duke Energy Ohio	2	2
Duke Energy Indiana	19	23
Piedmont	2	73

FINANCIAL STATEMENTS	REVENUE

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

(in millions)	September 30, 2019	December 31, 2018
Duke Energy Ohio	$74	$86
Duke Energy Indiana	124	128

15. STOCKHOLDERS' EQUITY
Basic EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options and equity forward sale agreements, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common stock during the restricted stock unit’s vesting periods. Dividends declared on preferred stock are recorded on the income statement as a reduction of net income to arrive at net income attributable to Duke Energy common stockholders. Dividends accumulated on preferred stock are a reduction to net income used in the calculation of basic and diluted EPS.
The following table presents Duke Energy’s basic and diluted EPS calculations, the weighted average number of common shares outstanding and common and preferred share dividends declared.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share amounts)	2019	2018	2019	2018
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$1,324	$1,077	$3,041	$2,199

Weighted average common shares outstanding – basic	729	713	728	705
Equity Forwards	—	1	—	1
Weighted average common shares outstanding – diluted	729	714	728	706
EPS from continuing operations attributable to Duke Energy common stockholders
Basic	$1.82	$1.51	$4.18	$3.12
Diluted	$1.82	$1.51	$4.18	$3.11
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.945	$0.9275	$2.800	$2.7075
Dividends declared on Series A preferred stock per depositary share	$0.359	$—	$0.667	$—

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Common Stock
On February 20, 2018, Duke Energy filed a prospectus supplement and executed an EDA under which it may sell up to $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The EDA was entered into with the Agents. Under the terms of the EDA, Duke Energy was allowed to issue and sell, through any of the Agents, shares of common stock. The existing ATM offering program expired on September 23, 2019. Duke Energy expects to reestablish an ATM offering program during November 2019.
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

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY

In 2018, Duke Energy also issued 2.2 million shares through its DRIP with an increase in additional paid-in capital of approximately $174 million. For the nine months ended September 30, 2019, Duke Energy issued 1.4 million shares through its DRIP with an increase in additional paid-in capital of approximately $120 million.
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
Preferred Stock
On March 29, 2019, Duke Energy completed the issuance of 40 million depositary shares, each representing 1/1,000th share of its Series A Cumulative Redeemable Perpetual Preferred Stock, at a price of $25 per depositary share. The transaction resulted in net proceeds of $973 million after issuance costs with proceeds used for general corporate purposes and to reduce short-term debt. The preferred stock has a $25 liquidation preference per depositary share and earns dividends on a cumulative basis at a rate of 5.75% per annum. Dividends are payable quarterly in arrears on the 16th day of March, June, September and December, and began on June 16, 2019.
The Series A Preferred Stock has no maturity or mandatory redemption date, is not redeemable at the option of the holders and includes separate call options. The first call option allows Duke Energy to call the Series A Preferred Stock at a redemption price of $25.50 per depositary share prior to June 15, 2024, in whole but not in part, at any time within 120 days after a ratings event where a rating agency amends, clarifies or changes the criteria it uses to assign equity credit for securities such as the preferred stock. The second call option allows Duke Energy to call the preferred stock, in whole or in part, at any time, on or after June 15, 2024, at a redemption price of $25 per depositary share. Duke Energy is also required to redeem all accumulated and unpaid dividends if either call option is exercised.
On September 12, 2019, Duke Energy completed the issuance of 1 million shares of its Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, at a price of $1,000 per share. The transaction resulted in net proceeds of $990 million after issuance costs with proceeds being used to pay down short-term debt, repay at maturity $500 million senior notes due September 2019 and for general corporate purposes. The preferred stock has a $1,000 liquidation preference per share and earns dividends on a cumulative basis at an initial rate of 4.875% per annum. Dividends are payable semiannual in arrears on the 16th day of March and September, beginning on March 16, 2020. On September 16, 2024, the First Call Date, and any fifth anniversary of the First Call Date (each a Reset Date),the dividend rate will reset based on the then current five-year U.S. treasury rate plus a spread of 3.388%.
The Series B Preferred Stock has no maturity or mandatory redemption date, is not redeemable at the option of the holders and includes separate call options. The first call option allows Duke Energy to call the Series B Preferred Stock at a redemption price of $1,020 per share, in whole but not in part, at any time within 120 days after a ratings event. The second call option allows Duke Energy to call the preferred stock, in whole or in part, on the First Call Date or any subsequent Reset Date at a redemption price in cash equal to $1,000 per share. Duke Energy is also required to redeem all accumulated and unpaid dividends if either call option is exercised.
Dividends issued on its Series A and Series B Preferred Stock are subject to approval by the Duke Energy Board of Directors. However, the deferral of dividend payments on the preferred stock prohibits the declaration of common stock dividends.
The Series A and Series B Preferred Stock rank, with respect to dividends and distributions upon liquidation or dissolution:

•
senior to Common Stock and to each other class or series of capital stock established after the original issue date of the Series A and Series B Preferred Stock that is expressly made subordinated to the Series A and Series B Preferred Stock;

•
on a parity with any class or series of capital stock established after the original issue date of the Series A and Series B Preferred Stock that is not expressly made senior or subordinated to the Series A or Series B Preferred Stock;

•
junior to any class or series of capital stock established after the original issue date of the Series A and Series B Preferred Stock that is expressly made senior to the Series A or Series B Preferred Stock;

•
junior to all of existing and future indebtedness (including indebtedness outstanding under Duke Energy's credit facilities, unsecured senior notes, junior subordinated debentures and commercial paper) and other liabilities with respect to assets available to satisfy claims against Duke Energy; and

•	structurally subordinated to existing and future indebtedness and other liabilities of Duke Energy's subsidiaries and future preferred stock of subsidiaries.

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY

Holders of Series A and Series B Preferred Stock have no voting rights with respect to matters that generally require the approval of voting stockholders. The limited voting rights of holders of Series A or Series B Preferred Stock include the right to vote as a single class, respectively, on certain matters that may affect the preference or special rights of the preferred stock, except in the instance that Duke Energy elects to defer the payment of dividends for a total of six quarterly full dividend periods for Series A Preferred Stock or three semiannual full dividend periods for Series B Preferred Stock. If dividends are deferred for a cumulative total of six quarterly full dividend periods for Series A Preferred Stock or three semiannual full dividend periods for Series B Preferred Stock, whether or not for consecutive dividend periods, holders of the respective preferred stock have the right to elect two additional Board members to the Duke Energy Board of Directors.
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.
The following table includes information related to the Duke Energy Registrants' contributions to its qualified defined benefit pension plans.

Nine Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions made	$77	$7	$57	$4	$53	$2	$2	$1

Duke Energy uses a December 31 measurement date for its qualified non-contributory defined benefit retirement plan assets and obligations. However, because Duke Energy believed it was probable in 2019 that total lump-sum benefit payments would exceed the settlement threshold, which is defined as the sum of the service cost and interest cost on projected benefit obligation components of net periodic pension costs, Duke Energy remeasured the plan assets and plan obligations associated with one of its qualified pension plans as of June 30, 2019, and September 30, 2019, (total lump-sum benefit payments exceeded the settlement threshold as of September 30, 2019). The discount rate used for the remeasurements was 3.5% and 3.2% as of June 30, 2019, and September 30, 2019, respectively. The cash balance interest crediting rate was 4.0% as of June 30, 2019, and September 30, 2019. All other assumptions used for the June 30, 2019, and September 30, 2019, remeasurements were consistent with the measurement as of December 31, 2018.
As a result of the June 30, 2019, remeasurement, Duke Energy recognized a remeasurement gain of $18 million, which was recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of June 30, 2019. The remeasurement gain, which represents an increase in funded status, reflects an increase of $275 million in the fair value of plan assets and an increase of $257 million in the projected benefit obligation. As a result of the September 30, 2019, remeasurement, Duke Energy recognized a remeasurement loss of $136 million, which was recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of September 30, 2019. The remeasurement loss, which represents a decrease in funded status, reflects a decrease of $10 million in the fair value of plan assets and an increase of $126 million in the projected benefit obligation.
As the result of settlement accounting, Duke Energy recognized settlement charges of $69 million and $16 million, primarily as a regulatory asset within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of June 30, 2019, and September 30, 2019, respectively (an immaterial amount was recorded in Other income and expenses, net within the Condensed Consolidated Statement of Operations). Settlement charges recognized by the Subsidiary Registrants as of June 30, 2019, were $43 million for Duke Energy Carolinas, $16 million for Duke Energy Progress, $3 million for Duke Energy Florida, $3 million for Duke Energy Indiana, $1 million for Duke Energy Ohio and $3 million for Piedmont. Settlement charges recognized by the Subsidiary Registrants as of September 30, 2019 were $6 million for Duke Energy Carolinas, $3 million for Duke Energy Progress, $2 million for Duke Energy Florida, $1 million for Duke Energy Indiana and $3 million for Piedmont. The settlement charges reflect the recognition of a pro-rata portion of previously unrecognized actuarial losses, equal to the percentage of reduction in the projected benefit obligation resulting from total lump-sum benefits payments as of September 30, 2019.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$42	$13	$13	$7	$5	$1	$2	$1
Interest cost on projected benefit obligation	77	17	24	10	14	5	6	2
Expected return on plan assets	(140)	(36)	(45)	(22)	(22)	(7)	(11)	(5)
Amortization of actuarial loss	28	6	10	4	6	2	3	2
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(2)
Net periodic pension costs	$(1)	$(2)	$1	$(1)	$3	$1	$—	$(2)

	Three Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$47	$15	$13	$7	$5	$2	$2	$2
Interest cost on projected benefit obligation	74	18	24	10	13	4	6	3
Expected return on plan assets	(140)	(37)	(45)	(21)	(23)	(7)	(10)	(6)
Amortization of actuarial loss	33	7	11	6	6	1	2	3
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(3)
Net periodic pension costs	$6	$1	$2	$2	$1	$—	$—	$(1)

	Nine Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$116	$37	$34	$19	$15	$3	$6	$4
Interest cost on projected benefit obligation	242	58	76	34	41	14	19	8
Expected return on plan assets	(426)	(111)	(134)	(66)	(66)	(21)	(32)	(16)
Amortization of actuarial loss	77	17	28	10	18	3	6	5
Amortization of prior service credit	(24)	(6)	(2)	(1)	(1)	—	(1)	(7)
Net periodic pension costs	$(15)	$(5)	$2	$(4)	$7	$(1)	$(2)	$(6)

	Nine Months Ended September 30, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$137	$45	$39	$22	$16	$4	$7	$6
Interest cost on projected benefit obligation	224	54	70	31	38	13	18	9
Expected return on plan assets	(420)	(111)	(133)	(63)	(69)	(21)	(31)	(18)
Amortization of actuarial loss	99	21	33	16	18	3	6	9
Amortization of prior service credit	(24)	(6)	(3)	(1)	(1)	—	—	(9)
Net periodic pension costs	$16	$3	$6	$5	$2	$(1)	$—	$(3)

NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and nine months ended September 30, 2019, and 2018.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and nine months ended September 30, 2019, and 2018.

FINANCIAL STATEMENTS	INCOME TAXES

17. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Duke Energy	12.4%	13.7%	12.5%	17.0%
Duke Energy Carolinas	16.7%	22.6%	17.7%	22.3%
Progress Energy	15.3%	18.8%	16.2%	17.0%
Duke Energy Progress	14.7%	20.6%	16.1%	18.4%
Duke Energy Florida	16.5%	15.0%	18.0%	16.3%
Duke Energy Ohio	12.9%	16.0%	15.2%	16.0%
Duke Energy Indiana	23.2%	22.7%	23.7%	24.7%
Piedmont	35.7%	34.4%	18.5%	20.6%

The decrease in the ETR for Duke Energy for the three months ended September 30, 2019, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy for the nine months ended September 30, 2019, was primarily due to a one-time valuation allowance charge in the prior year, an adjustment related to the income tax recognition for equity method investments recorded in the first quarter of 2019 and an increase in the amortization of excess deferred taxes. The equity method investment adjustment was immaterial and relates to prior years.
The decrease in the ETR for Duke Energy Carolinas for the three and nine months ended September 30, 2019, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Progress Energy for the three months ended September 30, 2019, was primarily due to an increase in the amortization of excess deferred taxes and favorable tax return true ups partially offset by a decrease in AFUDC equity in the current year.
The decrease in the ETR for Duke Energy Progress for the three and nine months ended September 30, 2019, was primarily due to an increase in the amortization of excess deferred taxes and favorable tax return true ups.
The increase in the ETR for Duke Energy Florida for the three and nine months ended September 30, 2019, was primarily due to a decrease in AFUDC equity in the current year.
The decrease in the ETR for Duke Energy Ohio for the three months ended September 30, 2019, was primarily due to an increase in the amortization of excess deferred taxes.
The increase in the ETR, in relation to pretax losses, for Piedmont for the three months ended September 30, 2019, was primarily due to an increase in the amortization of excess deferred taxes and partially offset by a decrease in favorable tax return true ups. The decrease in the ETR for the nine months ended September 30, 2019, was primarily due to an increase in the amortization of excess deferred taxes and partially offset by a decrease in favorable tax return true ups.
OTHER TAX MATTERS
On October 23, 2019, Duke Energy received a refund of $573 million related to AMT credit carryforwards based on the filing of Duke Energy's 2018 income tax return in 2019.
18. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, stockholders' equity and income taxes, see Notes 3, 15 and 17, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2019, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018.
Executive Overview
Global Climate Change
On September 17, 2019, Duke Energy announced an updated climate strategy with a new goal of net-zero carbon emissions from electric generation by 2050. Timelines and initiatives, as well as implementation of new technologies, will vary in each state in which the company operates and will involve collaboration with regulators, customers and other stakeholders.
Hurricane Dorian
In the third quarter of 2019, Hurricane Dorian impacted approximately 270,000 North Carolina customers and 30,000 South Carolina customers within the Duke Energy Progress service territory. Duke Energy Florida’s service territory was also threatened by Hurricane Dorian and therefore, Duke Energy Florida also incurred costs to be prepared for potential impact. Estimated restoration costs for Duke Energy are approximately $400 million. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
Regulatory Activity
In 2019, Duke Energy advanced regulatory activity in multiple jurisdictions. The following rate cases are underway:

•
Duke Energy Carolinas and Duke Energy Progress filed general rate cases with the NCUC on September 30, 2019, and October 30, 2019, respectively, requesting rate increases go into effect in the third quarter of 2020.

•
Duke Energy Kentucky filed an electric rate case with the KPSC on September 3, 2019. Hearings are expected to begin in the first quarter of 2020 with rates anticipated to go into effect in the second quarter of 2020.

•	Duke Energy Indiana filed a general rate case with the IURC on July 2, 2019. Hearings are expected to begin in early 2020, with rates to be effective mid-2020.
Additionally, as a result of regulatory orders or settlements, customer rates were impacted in 2019 as follows:

•	On October 31, 2019, Piedmont received an order from the NCUC and revised customer rates became effective on November 1, 2019.

•
In May 2019, Duke Energy Carolinas and Duke Energy Progress received orders from the PSCSC and revised customer rates became effective June 1, 2019. As a result of the Directive allowing litigation-related costs, Duke Energy Progress customer rates were revised again July 1, 2019.

•	Duke Energy Kentucky revised customer rates on April 1, 2019, following settlement on January 30, 2019, of its 2018 Natural Gas Base Rate Case.

•
At Duke Energy Florida, revised customer rates went into effect in January 2019 as a result of a July 2018 petition to the FPSC to include in base rates the revenue requirement for Duke Energy Florida’s first solar generation project, the Hamilton Project. The FPSC in July 2019, issued an order to allow Duke Energy Florida to include in base rates the revenue requirements for its next wave of three solar generation projects, with projected in-service dates ranging from the fourth quarter of 2019 to the first quarter of 2020.

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
Special items in the periods presented below include the following:

•	Impairment Charges represents a reduction of a prior year impairment at Citrus County CC, an OTTI of an investment in Constitution and a Commercial Renewables goodwill impairment.

•	Costs to Achieve Piedmont Merger represents charges that resulted from the Piedmont acquisition.

•	Regulatory and Legislative Impacts represents charges related to rate case orders, settlements or other actions of regulators or legislative bodies.

•	Sale of Retired Plant represents the loss associated with selling Beckjord, a nonregulated generating facility in Ohio.

•	Impacts of the Tax Act represents an AMT valuation allowance recognized and a true up of prior year tax estimates related to the Tax Act.
Three Months Ended September 30, 2019, as compared to September 30, 2018
GAAP Reported EPS was $1.82 for the third quarter of 2019 compared to $1.51 for the third quarter of 2018. The increase in GAAP reported earnings was primarily due to favorable weather, positive rate case impacts, and lower operating expenses in Electric Utilities and Infrastructure and a prior year goodwill impairment charge in Commercial Renewables; these items were partially offset by higher corporate interest expense.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s third quarter 2019 adjusted diluted EPS was $1.79 compared to $1.65 for the third quarter of 2018.
The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30,
	2019		2018
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,327	$1.82	$1,082	$1.51
Adjustments:
Impairment charges(a)	(19)	(0.03)	91	0.12
Costs to Achieve Piedmont Merger(b)	—	—	13	0.02
Impacts of the Tax Act(c)	—	—	(3)	—
Discontinued Operations	—	—	(4)	—
Adjusted Earnings/Adjusted Diluted EPS	$1,308	$1.79	$1,179	$1.65

(a)	Net of $6 million tax expense in 2019. Net of $2 million Noncontrolling Interests in 2018.

(b)	Net of $3 million tax benefit.

(c)	Represents a true up of prior year tax estimates related to the Tax Act.

Nine Months Ended September 30, 2019, as compared to September 30, 2018
GAAP Reported EPS was $4.18 for the nine months ended September 30, 2019, compared to $3.11 for the nine months ended September 30, 2018. The increase in GAAP Reported earnings was primarily due to positive rate case impacts and lower operating expenses in Electric Utilities and Infrastructure, partially offset by higher depreciation and share dilution from equity issuances; the allocation of losses to noncontrolling tax equity members resulting primarily from the Commercial Renewables North Rosamond solar farm commencing commercial operations; an adjustment related to income tax recognition for equity method investments in Gas Utilities and Infrastructure; and prior year regulatory and legislative impacts, impairments charges, an AMT valuation allowance and a loss on sale of a retired plant.
As discussed above, management also evaluates financial performance based on adjusted diluted EPS. Duke Energy’s adjusted diluted EPS was $4.15 for the nine months ended September 30, 2019, compared to $3.87 for the nine months ended September 30, 2018.

MD&A	DUKE ENERGY

The following table reconciles non-GAAP measures, including adjusted diluted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2019		2018
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$3,047	$4.18	$2,202	$3.11
Adjustments:
Costs to Achieve Piedmont Merger(a)	—	—	41	0.06
Regulatory and Legislative Impacts(b)	—	—	202	0.29
Sale of Retired Plant(c)	—	—	82	0.12
Impairment Charges(d)	(19)	(0.03)	133	0.19
Impacts of the Tax Act(e)	—	—	73	0.10
Discontinued Operations	—	—	1	—
Adjusted Earnings/Adjusted Diluted EPS	$3,028	$4.15	$2,734	$3.87

(a)	Net of $12 million tax benefit.

(b)	Net of $63 million tax benefit.

(c)	Net of $25 million tax benefit.

(d)	Net of $6 million tax expense in 2019. Net of $13 million tax benefit and $2 million Noncontrolling Interests in 2018.

(e)	Represents a recognition of AMT valuation allowance and true up of prior year tax estimates related to the Tax Act.
SEGMENT RESULTS
The remaining information presented in this discussion of results of operations is on a GAAP basis. Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests and preferred stock dividends. Segment income includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements.
Duke Energy's segment structure includes the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. See Note 2 to the Condensed Consolidated Financial Statements, “Business Segments,” for additional information on Duke Energy’s segment structure.
Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Variance	2019	2018	Variance
Operating Revenues	$6,577	$6,260	$317	$17,381	$16,806	$575
Operating Expenses
Fuel used in electric generation and purchased power	1,994	1,935	59	5,286	5,202	84
Operation, maintenance and other	1,357	1,431	(74)	3,957	4,151	(194)
Depreciation and amortization	1,026	897	129	2,924	2,570	354
Property and other taxes	301	289	12	899	842	57
Impairment charges	(20)	31	(51)	(16)	246	(262)
Total operating expenses	4,658	4,583	75	13,050	13,011	39
Gains on Sales of Other Assets and Other, net	—	8	(8)	—	9	(9)
Operating Income	1,919	1,685	234	4,331	3,804	527
Other Income and Expenses, net	87	107	(20)	267	286	(19)
Interest Expense	336	322	14	1,004	955	49
Income Before Income Taxes	1,670	1,470	200	3,594	3,135	459
Income Tax Expense	285	303	(18)	650	643	7
Segment Income	$1,385	$1,167	$218	$2,944	$2,492	$452

Duke Energy Carolinas GWh sales	25,587	25,607	(20)	69,019	70,506	(1,487)
Duke Energy Progress GWh sales	19,502	19,625	(123)	52,072	52,747	(675)
Duke Energy Florida GWh sales	12,996	12,375	621	32,468	31,798	670
Duke Energy Ohio GWh sales	7,135	6,964	171	18,959	19,183	(224)
Duke Energy Indiana GWh sales	8,711	9,114	(403)	24,181	25,900	(1,719)
Total Electric Utilities and Infrastructure GWh sales	73,931	73,685	246	196,699	200,134	(3,435)
Net proportional MW capacity in operation				49,711	48,757	954

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Three Months Ended September 30, 2019, as compared to September 30, 2018
Electric Utilities and Infrastructure’s results were impacted by a positive contribution from the Duke Energy Carolinas North and South Carolina rate cases, Duke Energy Florida's base rate adjustments due to the Citrus County CC being placed in service, favorable weather in the current year and lower operation, maintenance and other expense.
These drivers were partially offset by higher depreciation from a growing asset base and higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $167 million increase in retail pricing primarily due to the Duke Energy Carolinas North and South Carolina rate cases and Duke Energy Florida's base rate adjustments related to Citrus County CC being placed in service;

•	an $88 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year; and

•	a $51 million increase in fuel related revenues.
Operating Expenses. The variance was driven primarily by:

•
a $129 million increase in depreciation and amortization expense primarily due to additional plant in service and new depreciation rates associated with the prior year Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases and Duke Energy Florida's Citrus County CC being placed in service;

•
a $59 million increase in fuel used in electric generation and purchased power primarily due to an increase in the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement from the prior year at Duke Energy Progress; and

•	a $12 million increase in property and other taxes primarily due to higher property taxes for additional plant in service at Duke Energy Florida.
Partially offset by:

•
a $74 million decrease in operation, maintenance and other expense primarily due to lower storm costs at Duke Energy Progress and Duke Energy Carolinas in the current year and lower payroll costs resulting from prior year workforce reductions; and

•
a $51 million decrease in impairment charges primarily due to a reduction of a prior year impairment at Duke Energy Florida's Citrus County CC and the prior year Edwardsport IGCC settlement at Duke Energy Indiana.

Other Income and Expenses, net. The variance was driven primarily by AFUDC equity return ending on the Citrus County CC in the fourth quarter of 2018 at Duke Energy Florida.
Interest Expense. The variance was driven primarily by higher debt outstanding in the current year and AFUDC debt return ending in the fourth quarter of 2018 on the Citrus County CC at Duke Energy Florida.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income. The ETRs for the three months ended September 30, 2019, and 2018, were 17.1% and 20.6%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Electric Utilities and Infrastructure’s results were impacted by a positive contribution from the 2018 Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases, Duke Energy Florida's base rate adjustments due to the Citrus County CC being placed in service and lower operation, maintenance and other expense.
These drivers were partially offset by higher depreciation from a growing asset base and higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $493 million increase in retail pricing primarily due to the prior year Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases and Duke Energy Florida's base rate adjustments related to Citrus County CC being placed in service; and

•	an $85 million increase in fuel related revenues.
Operating Expenses. The variance was driven primarily by:

•
a $354 million increase in depreciation and amortization expense primarily due to additional plant in service and new depreciation rates associated with the prior year Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases and Duke Energy Florida's Citrus County CC being placed in service;

•
an $84 million increase in fuel used in electric generation and purchased power primarily due to an increase in the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement from the prior year at Duke Energy Progress; and

•
a $57 million increase in property and other taxes primarily due to higher property taxes for additional plant in service at Duke Energy Florida and current year property tax reassessments at Duke Energy Progress.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Partially offset by:

•	a $262 million decrease in impairment charges primarily due to the impacts associated with the prior year Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases; and

•
a $194 million decrease in operation, maintenance and other expense primarily due to lower payroll and benefit costs resulting from prior year workforce reductions and lower storm costs at Duke Energy Progress and Duke Energy Carolinas in the current year.

Other Income and Expenses, net. The variance was driven primarily by AFUDC equity return ending on the Citrus County CC in the fourth quarter of 2018 at Duke Energy Florida.
Interest Expense. The variance was driven primarily by higher debt outstanding in the current year and AFUDC debt return ending in the fourth quarter of 2018 on the Citrus County CC at Duke Energy Florida.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, mostly offset by an increase in the amortization of excess deferred taxes. The ETRs for the nine months ended September 30, 2019, and 2018, were 18.1% and 20.5%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Matters Impacting Future Electric Utilities and Infrastructure Results
On May 21, 2019, Duke Energy Carolinas and Duke Energy Progress received orders from the PSCSC granting the companies’ requests for retail rate increases but denying recovery of certain coal ash costs. Duke Energy Carolinas and Duke Energy Progress intend to file notices of appeals with the South Carolina Supreme Court within 30 days of the order that was received on October 18, 2019. Electric Utilities and Infrastructure's results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas and Duke Energy Progress to excavate all remaining coal ash impoundments in North Carolina, even though they had been deemed low risk by NCDEQ on November 14, 2018. On April 26, 2019, Duke Energy Carolinas and Duke Energy Progress filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. Duke Energy Carolinas and Duke Energy Progress intend to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
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
On June 22, 2018, Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of grid improvement costs. Duke Energy Carolinas and Duke Energy Progress have petitioned for deferral of future grid improvement costs in their 2019 rate cases. Electric Utilities and Infrastructure's results of operations, financial position and cash flows could be adversely impacted if grid improvement costs are not ultimately approved for recovery and/or deferral treatment.
During the last half of 2018, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territories of Duke Energy Carolinas and Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. In September 2019, Hurricane Dorian impacted Duke Energy Progress and Duke Energy Florida's service territories. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
In 2019, Duke Energy Indiana filed a general rate case with the IURC, and Duke Energy Carolinas and Duke Energy Progress filed general rate cases with the NCUC. The outcome of these rate cases could materially impact Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Variance	2019	2018	Variance
Operating Revenues	$249	$256	$(7)	$1,311	$1,301	$10
Operating Expenses
Cost of natural gas	48	58	(10)	451	460	(9)
Operation, maintenance and other	108	101	7	325	312	13
Depreciation and amortization	64	61	3	192	182	10
Property and other taxes	24	24	—	84	81	3
Total operating expenses	244	244	—	1,052	1,035	17
Operating Income	5	12	(7)	259	266	(7)
Other Income and Expenses, net	42	29	13	119	16	103
Interest Expense	29	25	4	86	78	8
Income Before Income Taxes	18	16	2	292	204	88
Income Tax (Benefit) Expense	(8)	(1)	(7)	—	43	(43)
Segment Income	$26	$17	$9	$292	$161	$131

Piedmont LDC throughput (dekatherms)	121,378,484	135,403,188	(14,024,704)	377,729,141	407,144,529	(29,415,388)
Duke Energy Midwest LDC throughput (Mcf)	9,997,444	9,370,743	626,701	62,278,623	62,111,858	166,765
Three Months Ended September 30, 2019, as compared to September 30, 2018
Gas Utilities and Infrastructure’s results were primarily impacted by tax benefits related to current year AFUDC equity and higher equity earnings from ACP. These drivers are partially offset by lower revenues. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	a $10 million decrease primarily due to lower natural gas costs passed through to customers and lower volumes due to unfavorable weather.
Partially offset by:

•	a $3 million increase primarily due to North Carolina and Tennessee IMR increases.
Operating Expenses. The drivers were:

•	a $10 million decrease in cost of natural gas primarily due to lower off-system sales natural gas costs and lower natural gas prices.
Partially offset by:

•
a $7 million increase in operation, maintenance and other expense primarily due to increased information technology outside services costs and increased bad debt expense related to a Piedmont industrial customer; and

•	a $3 million increase in depreciation and amortization expense primarily due to additional plant in service.
Other Income and Expenses, net. The variance was driven by higher equity earnings from ACP in the current year.
Interest Expense. The variance was driven by higher debt outstanding in the current year, higher interest expense due to customers as a result of tax reform deferrals, and intercompany interest, partially offset by favorable AFUDC debt interest.
Income Tax (Benefit) Expense. The increase in the tax benefit was primarily due to current year AFUDC equity.
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Gas Utilities and Infrastructure’s results were primarily impacted by the prior year OTTI recorded on the Constitution investment and a 2019 adjustment related to the income tax recognition for equity method investments. The equity method investment adjustment was immaterial and relates to prior years. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven by:

•	a $12 million increase primarily due to North Carolina and Tennessee IMR increases;

•	a $9 million increase primarily due to NCUC approval related to tax reform accounting from fixed rate contracts; and

•	a $4 million increase in pricing primarily in residential and commercial sectors in the Midwest.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Partially offset by:

•
an $8 million decrease due to lower natural gas costs passed through to customers and unfavorable weather in the Midwest, partially offset by higher natural gas prices associated with off-system sales at Piedmont; and

•	a $7 million decrease primarily due to a reduction of rates in South Carolina.
Operating Expenses. The variance was driven by:

•
a $13 million increase in operation, maintenance and other expense primarily due to information technology outside services, higher gas operations labor costs, and increased bad debt expense related to a Piedmont industrial customer; and

•a $10 million increase in depreciation and amortization expense primarily due to additional plant in service.
Partially offset by:

•	a $9 million decrease in cost of natural gas primarily due to lower natural gas prices in the Midwest and lower sales volumes partially offset by higher off-system sales natural gas costs at Piedmont.
Other Income and Expenses, net. The increase was primarily due to the prior year OTTI recorded on the Constitution investment and higher earnings from ACP in the current year.
Interest Expense. The variance was driven by higher debt outstanding in the current year and higher interest expense due to customers as a result of tax reform deferrals, partially offset by favorable AFUDC debt interest.
Income Tax Expense. The decrease in tax expense was primarily due to an adjustment related to the income tax recognition for equity method investments and current year AFUDC equity, partially offset by an increase in pretax income. The equity method investment adjustment was immaterial and relates to prior years. The ETRs for the nine months ended September 30, 2019, and 2018, were 0.0% and 21.1%, respectively. The decrease in the ETR was primarily due to an adjustment related to the income tax recognition for equity method investments that was recorded during the first quarter of 2019 and current year AFUDC equity. The equity method investment adjustment was immaterial and relates to prior years.
Matters Impacting Future Gas Utilities and Infrastructure Results
Gas Utilities and Infrastructure has a 47% ownership interest in ACP, which is building an approximately 600-mile interstate natural gas pipeline intended to transport diverse natural gas supplies into southeastern markets. Affected states (West Virginia, Virginia and North Carolina) have issued certain necessary permits; the project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. In 2018, FERC issued a series of Notices to Proceed, which authorized the project to begin certain construction-related activities along the pipeline route. Given legal challenges and ongoing discussions with customers, ACP expects mechanical completion of the full project in late 2021 with in-service likely in the first half of 2022. The delays resulting from legal challenges have impacted the cost and schedule for the project. Project cost estimates are $7.3 billion to $7.8 billion, excluding financing costs. Given the status of current discussions with FWS regarding a new BiOp and ITS, as well as discussions with contractors regarding efficiencies which may be realized going forward, these estimates are under review and subject to upward pressure. Abnormal weather, work delays (including delays due to judicial or regulatory action) and other conditions may also result in cost or schedule modifications, a suspension of AFUDC for ACP and/or impairment charges potentially material to Duke Energy's cash flows, financial position and results of operations. ACP and Duke Energy will continue to consider their options with respect to the foregoing given their existing contractual and legal obligations. See Notes 3 and 13 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Variable Interest Entities," respectively, for additional information.
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

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

Commercial Renewables

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Variance	2019	2018	Variance
Operating Revenues	$138	$127	$11	$362	$347	$15
Operating Expenses
Operation, maintenance and other	81	85	(4)	211	209	2
Depreciation and amortization	43	40	3	123	116	7
Property and other taxes	6	6	—	18	19	(1)
Impairment charges	—	93	(93)	—	93	(93)
Total operating expenses	130	224	(94)	352	437	(85)
Operating Income (Loss)	8	(97)	105	10	(90)	100
Other Income and Expenses, net	13	2	11	3	22	(19)
Interest Expense	35	21	14	78	66	12
Loss Before Income Taxes	(14)	(116)	102	(65)	(134)	69
Income Tax Benefit	(35)	(37)	2	(94)	(112)	18
Less: Loss Attributable to Noncontrolling Interests	(19)	(17)	(2)	(110)	(18)	(92)
Segment Income (Loss)	$40	$(62)	$102	$139	$(4)	$143

Renewable plant production, GWh	2,146	1,897	249	6,528	6,548	(20)
Net proportional MW capacity in operation(a)				3,162	2,976	186

(a)
Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.

Three Months Ended September 30, 2019, as compared to September 30, 2018
Commercial Renewables' results were favorable primarily due to higher revenues and prior year goodwill impairment charges. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to favorable wind portfolio revenue due to favorable wind resource.
Operating Expenses. The decrease was primarily due to goodwill impairment charges in the prior year.
Interest Expense. The increase was primarily due to mark-to-market losses in the solar portfolio in the current year.
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Commercial Renewables' results were favorable primarily due to higher revenues, new tax equity solar projects in the current year and prior year goodwill impairment charges, partially offset by mark-to-market losses in the solar portfolio in the current year and FES settlement agreement in the prior year. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to favorable solar portfolio revenue due to new solar projects placed in service and higher irradiance.
Operating Expenses. The decrease was primarily due to goodwill impairment charges in the prior year.
Other Income and Expenses, net. The decrease was primarily due to income from the North Allegheny Wind, LLC and FES settlement agreement in the prior year.
Interest Expense. The increase was primarily due to mark-to-market losses in the solar portfolio in the current year.
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
Matters Impacting Future Commercial Renewables Results
During 2019, Duke Energy evaluated recoverability of the wind and solar generation assets included in the minority interest sale as a result of the portfolio fair value of consideration received being less than the carrying value of the assets and determined the assets were all recoverable. Additionally, in 2019, Duke Energy evaluated recoverability of its renewable merchant plants principally in the Electric Reliability Council of Texas West market, due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. These assets were not impaired; however, a continued decline in energy market pricing would likely result in a future impairment. Impairment of these assets could result in adverse impacts to the future results of operations, financial position and cash flows of Commercial Renewables. See Note 2 to the Condensed Consolidated Financial Statements, "Business Segments," for additional information.

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Variance	2019	2018	Variance
Operating Revenues	$25	$34	$(9)	$71	$101	$(30)
Operating Expenses	27	54	(27)	66	167	(101)
Gains (Losses) on Sales of Other Assets and Other, net	—	3	(3)	—	(96)	96
Operating (Loss) Income	(2)	(17)	15	5	(162)	167
Other Income and Expenses, net	24	40	(16)	98	81	17
Interest Expense	185	163	22	536	484	52
Loss Before Income Taxes	(163)	(140)	(23)	(433)	(565)	132
Income Tax Benefit	(54)	(98)	44	(132)	(125)	(7)
Less: Net Income Attributable to Noncontrolling Interests	—	2	(2)	—	6	(6)
Less: Preferred Dividends	15	—	15	27	—	27
Net Loss	$(124)	$(44)	$(80)	$(328)	$(446)	$118
Three Months Ended September 30, 2019, as compared to September 30, 2018
The variance was driven by lower income tax benefit, higher interest expense, and the declaration of the preferred stock dividends, offset by the absence in the current year of costs related to the Piedmont acquisition. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to costs related to the Piedmont acquisition and OVEC fuel expense in the prior year.
Other Income and Expenses, net. The variance was primarily due to lower returns on investments that fund certain employee benefit obligations and lower earnings on the NMC investment.
Interest Expense. The variance was primarily due to higher outstanding debt in the current year.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by favorable tax return true ups and tax levelization in the prior year, partially offset by an increase in pretax losses.
Preferred Dividends. The variance was driven by the declaration of the preferred stock dividend on preferred stock issued in 2019.
Nine Months Ended September 30, 2019, as compared to September 30, 2018
The variance was driven by the prior year loss on sale of the retired Beckjord station, prior year valuation allowance against AMT credits, and absence in the current year of costs related to the Piedmont acquisition, offset by higher interest expense and the declarations of the preferred stock dividend. The following is a detailed discussion of the variance drivers by line item.
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
Operating Expenses. The variance was primarily due to costs associated with the Piedmont acquisition and OVEC fuel expense in the prior year.
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
Interest Expense. The variance was primarily due to higher outstanding debt in the current year and higher short-term interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily driven by a prior year valuation allowance against AMT credits, partially offset by a decrease in pretax losses.
Preferred Dividends. The variance was driven by the declarations of preferred stock dividend on preferred stock issued in 2019.

MD&A	DUKE ENERGY CAROLINAS

DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2019	2018	Variance
Operating Revenues	$5,619	$5,525	$94
Operating Expenses
Fuel used in electric generation and purchased power	1,371	1,370	1
Operation, maintenance and other	1,324	1,464	(140)
Depreciation and amortization	1,013	866	147
Property and other taxes	221	214	7
Impairment charges	11	191	(180)
Total operating expenses	3,940	4,105	(165)
Losses on Sales of Other Assets and Other, net	—	(1)	1
Operating Income	1,679	1,419	260
Other Income and Expenses, net	106	108	(2)
Interest Expense	346	323	23
Income Before Income Taxes	1,439	1,204	235
Income Tax Expense	255	268	(13)
Net Income	$1,184	$936	$248
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2019
Residential sales	(3.2)%
General service sales	(1.8)%
Industrial sales	(4.1)%
Wholesale power sales	(13.4)%
Joint dispatch sales	23.0%
Total sales	(2.1)%
Average number of customers	2.2%
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Operating Revenues. The variance was driven primarily by:

•	a $151 million increase in retail pricing due to the impacts of the prior year North Carolina rate case and the current year South Carolina rate case; and

•	a $7 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year.
Partially offset by:

•
a $47 million decrease in rider revenues primarily due to excess deferred taxes and energy efficiency programs, partially offset by a decrement rider relating to nuclear decommissioning that ended in the prior year; and

•	a $24 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $180 million decrease in impairment charges primarily due to impacts of the prior year North Carolina rate order and charges related to coal ash costs in South Carolina; and

•	a $140 million decrease in operation, maintenance and other expense primarily due to decreased labor costs and higher storm restoration costs in the prior year.
Partially offset by:

•
a $147 million increase in depreciation and amortization expense primarily due to additional plant in service, new depreciation rates associated with the prior year North Carolina rate case and the current year South Carolina rate case and higher amortization of deferred coal ash costs associated with the prior year North Carolina rate case.

MD&A	DUKE ENERGY CAROLINAS

Interest Expense. The variance was primarily due to higher debt outstanding in the current year.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes and favorable tax return true ups, partially offset by an increase in pretax income.
Matters Impacting Future Results
Duke Energy Carolinas filed a general rate case with the NCUC on September 30, 2019. The outcome of this rate case could materially impact Duke Energy Carolina's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 21, 2019, the PSCSC issued an order granting Duke Energy Carolinas request for a retail rate increase but denying recovery of certain coal ash costs. Duke Energy Carolinas intends to file a notice of appeal with the South Carolina Supreme Court within 30 days of the order that was received on October 18, 2019. Duke Energy Carolinas' results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas to excavate all remaining coal ash impoundments in North Carolina, even though they had been deemed low risk by NCDEQ on November 14, 2018. On April 26, 2019, Duke Energy Carolinas filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. Duke Energy Carolinas intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Carolinas' results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
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
On June 22, 2018, Duke Energy Carolinas received an order from the NCUC, which denied the Grid Rider Stipulation and deferral treatment of grid improvement costs. Duke Energy Carolinas has petitioned for deferral of future grid improvement costs in its 2019 rate case. Duke Energy Carolinas' results of operations, financial position and cash flows could be adversely impacted if grid improvement costs are not ultimately approved for recovery and/or deferral treatment.
During the last half of 2018, Duke Energy Carolinas’ service territory was impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages in the service territory. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Duke Energy Carolinas' results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	PROGRESS ENERGY

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2019	2018	Variance
Operating Revenues	$8,558	$8,119	$439
Operating Expenses
Fuel used in electric generation and purchased power	3,100	3,019	81
Operation, maintenance and other	1,813	1,913	(100)
Depreciation and amortization	1,377	1,183	194
Property and other taxes	439	399	40
Impairment charges	(25)	34	(59)
Total operating expenses	6,704	6,548	156
Gains on Sales of Other Assets and Other, net	—	23	(23)
Operating Income	1,854	1,594	260
Other Income and Expenses, net	106	128	(22)
Interest Expense	650	626	24
Income Before Income Taxes	1,310	1,096	214
Income Tax Expense	212	186	26
Net Income	1,098	910	188
Less: Net Income Attributable to Noncontrolling Interests	—	6	(6)
Net Income Attributable to Parent	$1,098	$904	$194
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Operating Revenues. The variance was driven primarily by:

•
a $299 million increase in retail pricing primarily due to the impacts of the prior year North Carolina rate case and current year South Carolina rate case at Duke Energy Progress, Duke Energy Florida's base rate adjustments related to Citrus County CC being placed in service and annual increases from the 2017 Settlement Agreement;

•
a $76 million increase in fuel revenues primarily related to increased fuel cost recovery due to extreme weather in the prior year at Duke Energy Progress, partially offset by a decrease in fuel and capacity rates billed to retail customers at Duke Energy Florida;

•	a $56 million increase in wholesale power revenues, net of fuel, primarily due to increased demand;

•	a $17 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year at Duke Energy Florida; and

•	a $17 million increase in other revenues primarily due to increased transmission revenues and non-regulated products and services revenues at Duke Energy Florida.
Partially offset by:

•	a $32 million decrease in retail rider revenues primarily related to decreased revenue requirements in the current year.
Operating Expenses. The variance was driven primarily by:

•
a $194 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs, new depreciation rates associated with the prior year Duke Energy Progress North Carolina rate case and Duke Energy Florida's base rate adjustments related to Citrus County CC being placed in service;

•
an $81 million increase in fuel used in electric generation and purchased power primarily due to an increase in the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement from the prior year at Duke Energy Progress, partially offset by lower purchased power and lower fuel costs, net of deferrals, at Duke Energy Florida; and

•
a $40 million increase in property and other taxes primarily due to current year property tax reassessments and a favorable sales and use tax credit in the prior year at Duke Energy Progress, and higher property taxes for additional plant in service at Duke Energy Florida.

MD&A	PROGRESS ENERGY

Partially offset by:

•
a $100 million decrease in operation, maintenance and other expense primarily due to lower storm costs, reduced outage costs, and lower employee benefit costs, partially offset by increased vegetation management costs at Duke Energy Florida; and

•
a $59 million decrease in impairment charges primarily due to prior year impacts associated with the North Carolina rate case at Duke Energy Progress and a reduction of a prior year impairment at Duke Energy Florida's Citrus County CC.

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
Income Tax Expense. The increase in tax expense was primarily due to an increase pretax income, partially offset by an increase in the amortization of excess deferred taxes.
Matters Impacting Future Results
Duke Energy Progress filed a general rate case with the NCUC on October 30, 2019. The outcome of this rate case could materially impact Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 21, 2019, the PSCSC issued an order granting Duke Energy Progress' request for a retail rate increase but denying recovery of certain coal ash costs. Duke Energy Progress intends to file a notice of appeal with the South Carolina Supreme Court within 30 days of the order that was received on October 18, 2019. Progress Energy's results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Progress to excavate all remaining coal ash impoundments in North Carolina, even though they had been deemed low risk by NCDEQ on November 14, 2018. On April 26, 2019, Duke Energy Progress filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. Duke Energy Progress intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Progress Energy's results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
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
Duke Energy Progress has petitioned for deferral of future grid improvement costs in its 2019 rate case. Progress Energy's results of operations, financial position and cash flows could be adversely impacted if grid improvement costs are not ultimately approved for recovery and/or deferral treatment.
During the last half of 2018, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territory of Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. In September 2019, Hurricane Dorian impacted Duke Energy Progress' and Duke Energy Florida's service territories. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY PROGRESS

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2019	2018	Variance
Operating Revenues	$4,559	$4,333	$226
Operating Expenses
Fuel used in electric generation and purchased power	1,571	1,452	119
Operation, maintenance and other	1,070	1,187	(117)
Depreciation and amortization	855	723	132
Property and other taxes	131	115	16
Impairment charges	—	33	(33)
Total operating expenses	3,627	3,510	117
Gains on Sales of Other Assets and Other, net	—	9	(9)
Operating Income	932	832	100
Other Income and Expenses, net	75	61	14
Interest Expense	232	241	(9)
Income Before Income Taxes	775	652	123
Income Tax Expense	125	120	5
Net Income	$650	$532	$118
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2019
Residential sales	(4.1)%
General service sales	(1.6)%
Industrial sales	1.6%
Wholesale power sales	(2.2)%
Joint dispatch sales	(0.3)%
Total sales	(1.3)%
Average number of customers	1.3%
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Operating Revenues. The variance was driven primarily by:

•	a $101 million increase in fuel revenues primarily related to increased fuel cost recovery due to extreme weather in the prior year;

•	a $91 million increase in retail pricing due to the impacts of the prior year North Carolina rate case and the current year South Carolina rate case; and

•	a $47 million increase in wholesale power revenues, net of fuel, primarily due to coal ash cost recovery in the current year.
Partially Offset by:

•
a $17 million decrease primarily due to the return of excess deferred incomes taxes created by the reduction in the corporate income tax rate, partially offset by increase in rider revenues related to energy efficiency programs.

Operating Expenses. The variance was driven primarily by:

•
a $132 million increase in depreciation and amortization expense primarily due to higher amortization of deferred coal ash costs and new depreciation rates associated with the prior year North Carolina and current year South Carolina rate cases, partially offset by the amortization credit for the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement increase from prior year;

•
a $119 million increase in fuel used in electric generation and purchased power primarily due to a higher deferred fuel balance and an increase in the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard requirement from prior year, partially offset by lower demand and changes in generation mix; and

•	a $16 million increase in property and other taxes primarily due to current year property tax reassessments and a favorable sales and use tax credit in the prior year.

MD&A	DUKE ENERGY PROGRESS

Partially offset by:

•	a $117 million decrease in operation, maintenance and other expense primarily due to lower storm costs in current year, reduced outage costs and lower employee benefit costs; and

•	a $33 million decrease in impairment charges due to prior year impacts associated with the North Carolina rate case.
Other Income and Expenses, net. The variance was driven primarily by life insurance proceeds.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of excess deferred taxes.
Matters Impacting Future Results
Duke Energy Progress filed a general rate case with the NCUC on October 30, 2019. The outcome of this rate case could materially impact Duke Energy Progress' results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 21, 2019, the PSCSC issued an order granting Duke Energy Progress' request for a retail rate increase but denying recovery of certain coal ash costs. Duke Energy Progress intends to file a notice of appeal with the South Carolina Supreme Court within 30 days of the order that was received on October 18, 2019. Duke Energy Progress' results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Progress to excavate all remaining coal ash impoundments in North Carolina, even though they had been deemed low risk by NCDEQ on November 14, 2018. On April 26, 2019, Duke Energy Progress filed a Petition for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. Duke Energy Progress intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. As the final closure plans and corrective action measures are developed and approved for each site, the closure work progresses, and the closure method scope and remedial action methods are determined, the complexity of work and the amount of coal combustion material could be different than originally estimated and, therefore, could materially impact Duke Energy Progress' results of operations, financial position and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information.
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
Duke Energy Progress has petitioned for deferral of future grid improvement costs in its 2019 rate case. Duke Energy Progress' results of operations, financial position and cash flows could be adversely impacted if grid improvement costs are not ultimately approved for recovery and/or deferral treatment.
During the last half of 2018, Duke Energy Progress' service territory was impacted by several named storms. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages in the service territory. In September 2019, Hurricane Dorian reached the Carolinas bringing high winds, tornadoes and heavy rain, impacting about 300,000 customers within the service territory. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Duke Energy Progress' results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.

MD&A	DUKE ENERGY FLORIDA

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2019	2018	Variance
Operating Revenues	$3,987	$3,780	$207
Operating Expenses
Fuel used in electric generation and purchased power	1,529	1,567	(38)
Operation, maintenance and other	730	719	11
Depreciation and amortization	522	460	62
Property and other taxes	309	284	25
Impairment charges	(25)	1	(26)
Total operating expenses	3,065	3,031	34
Operating Income	922	749	173
Other Income and Expenses, net	39	75	(36)
Interest Expense	246	210	36
Income Before Income Taxes	715	614	101
Income Tax Expense	129	100	29
Net Income	$586	$514	$72
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

Increase (Decrease) over prior period	2019
Residential sales	2.2%
General service sales	1.0%
Industrial sales	(6.3)%
Wholesale and other	32.4%
Total sales	2.1%
Average number of customers	1.6%
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Operating Revenues. The variance was driven primarily by:

•
a $208 million increase in retail pricing due to base rate adjustments related to Citrus County CC being placed in service, annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment;

•	a $17 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•	a $17 million increase in other revenues primarily due to increased transmission revenues and non-regulated products and services revenues; and

•	a $9 million increase in wholesale power revenues, net of fuel, primarily due to increased demand.
Partially offset by:

•	a $25 million decrease in fuel and capacity revenues primarily due to a decrease in fuel and capacity rates billed to retail customers; and

•	a $22 million decrease in retail rider revenues primarily related to decreased revenue requirements in the current year.
Operating Expenses. The variance was driven primarily by:

•
a $62 million increase in depreciation and amortization expense primarily due to base rate adjustments related to Citrus County CC being placed in service, other additional plant in service and increases resulting from the 2018 Crystal River Unit 3 nuclear decommissioning cost study;

•	a $25 million increase in property and other taxes primarily due to higher property taxes from additional plant in service; and

•	an $11 million increase in operation, maintenance and other expense primarily due to increased vegetation management costs and Hurricane Dorian costs, partially offset by lower outage costs.

MD&A	DUKE ENERGY FLORIDA

Partially offset by:

•	a $38 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power and lower fuel costs, net of deferrals; and

•	a $26 million decrease in impairment charges primarily due to a reduction of a prior year impairment at Citrus County CC.
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
Matters Impacting Future Results
On October 10, 2018, Hurricane Michael made landfall on Florida's Panhandle as a Category 5 hurricane, the most powerful storm to hit the Florida Panhandle in recorded history. The storm caused significant damage within the service territory of Duke Energy Florida, particularly from Panama City Beach to Mexico Beach. In September 2019, Duke Energy Florida’s service territory was threatened by Hurricane Dorian with landfall as a possible Category 5 hurricane and therefore Duke Energy Florida incurred costs to secure necessary resources to be prepared for that potential impact. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the future recovery of storm restoration costs could have an adverse impact on Duke Energy Florida's financial position, results of operations and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2018, for discussion of risks associated with the Tax Act.
DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2019	2018	Variance
Operating Revenues
Regulated electric	$1,099	$1,055	$44
Regulated natural gas	354	361	(7)
Nonregulated electric and other	—	36	(36)
Total operating revenues	1,453	1,452	1
Operating Expenses
Fuel used in electric generation and purchased power – regulated	293	284	9
Fuel used in electric generation and purchased power – nonregulated	—	43	(43)
Cost of natural gas	68	73	(5)
Operation, maintenance and other	378	337	41
Depreciation and amortization	199	196	3
Property and other taxes	229	218	11
Total operating expenses	1,167	1,151	16
Losses on Sales of Other Assets and Other, net	—	(106)	106
Operating Income	286	195	91
Other Income and Expenses, net	19	17	2
Interest Expense	81	68	13
Income Before Income Taxes	224	144	80
Income Tax Expense	34	23	11
Net Income	$190	$121	$69

MD&A	DUKE ENERGY OHIO

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

	Electric	Natural Gas
Increase (Decrease) over prior year	2019	2019
Residential sales	(4.7)%	(1.2)%
General service sales	(2.6)%	0.8%
Industrial sales	(1.4)%	1.9%
Wholesale electric power sales	46.8%	n/a
Other natural gas sales	n/a	1.4%
Total sales	(1.2)%	0.3%
Average number of customers	0.6%	0.8%
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Operating Revenues. The variance was driven primarily by:

•	a $52 million increase in retail pricing primarily due to rate case impacts; and

•	a $15 million increase in point-to-point transmission revenues.
Partially offset by:

•	a $28 million decrease in fuel related revenues primarily due to a decrease in price;

•	a $15 million decrease in FTR rider revenues;

•	a $14 million decrease in rider revenues primarily related to the implementation of new base rates; and

•	a $9 million decrease in OVEC revenues.
Operating Expenses. The variance was driven primarily by:

•	a $41 million increase in operations, maintenance and other expense primarily due to the FERC approved settlement refund of certain transmission costs previously billed by PJM recorded in 2018; and

•	an $11 million increase in property and other taxes primarily due to additional plant in service.
Partially offset by:

•	a $34 million decrease in fuel used in electric generation and purchased power expense due to the prior year outage at East Bend Station and the deferral of OVEC related purchased power costs.
Losses on Sales of Other Assets and Other, net. The increase was driven by the loss on the prior year sale of Beckjord.
Interest Expense. The variance was driven primarily by higher debt outstanding in the current year.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of excess deferred taxes.
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

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2019	2018	Variance
Operating Revenues	$2,289	$2,288	$1
Operating Expenses
Fuel used in electric generation and purchased power	720	730	(10)
Operation, maintenance and other	569	576	(7)
Depreciation and amortization	393	386	7
Property and other taxes	55	56	(1)
Impairment charges	—	30	(30)
Total operating expenses	1,737	1,778	(41)
Operating Income	552	510	42
Other Income and Expenses, net	35	36	(1)
Interest Expense	111	125	(14)
Income Before Income Taxes	476	421	55
Income Tax Expense	113	104	9
Net Income	$363	$317	$46
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2019
Residential sales	(4.9)%
General service sales	(2.5)%
Industrial sales	(2.3)%
Wholesale power sales	(28.9)%
Total sales	(6.6)%
Average number of customers	1.2%
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Operating Revenues. The variance was driven primarily by:

•	a $25 million increase in revenues primarily due to higher TDSIC rider revenues.
Partially offset by:

•	an $18 million decrease in wholesale power revenues primarily due to the expiration of a contract with a wholesale customer; and

•	an $8 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•	a $30 million decrease in impairments primarily due to the prior year Edwardsport IGCC settlement; and

•
a $10 million decrease in fuel used in electric generation and purchased power expense primarily due to lower coal and natural gas costs, partially offset by higher amortization of deferred fuel costs and higher purchase power fuel clause.

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
PIEDMONT
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2019, and 2018, and the Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2019	2018	Variance
Operating Revenues	$956	$940	$16
Operating Expenses
Cost of natural gas	384	387	(3)
Operation, maintenance and other	241	252	(11)
Depreciation and amortization	127	118	9
Property and other taxes	39	36	3
Total operating expenses	791	793	(2)
Operating Income	165	147	18
Other Income and Expenses, net	19	15	4
Interest Expense	65	60	5
Income Before Income Taxes	119	102	17
Income Tax Expense	22	21	1
Net Income	$97	$81	$16
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2019
Residential deliveries	(7.5)%
Commercial deliveries	(4.2)%
Industrial deliveries	2.9%
Power generation deliveries	(10.5)%
For resale	5.9%
Total throughput deliveries	(7.2)%
Secondary market volumes	2.0%
Average number of customers	1.3%
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
Nine Months Ended September 30, 2019, as compared to September 30, 2018
Operating Revenues. The variance was driven primarily by:

•	a $12 million increase primarily due to North Carolina and Tennessee IMR increases; and

•	a $9 million increase primarily due to NCUC approval related to tax reform accounting from fixed rate contracts.

MD&A	PIEDMONT

Partially offset by:

•	a $7 million decrease primarily due to a reduction of rates in South Carolina.
Operating Expenses. The variance was driven primarily by:

•
an $11 million decrease in operations, maintenance and other expense primarily due to lower labor and information technology outside services costs and a portion of rent expense being charged to shared services in the current year.

Partially offset by:

•	a $9 million increase in depreciation and amortization expense primarily due to additional plant in service.
Interest Expense. The variance was driven by higher debt outstanding in the current year, higher interest expense due to customers as a result of tax reform deferrals and intercompany interest, partially offset by favorable AFUDC debt interest.
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
Duke Energy issued $5.3 billion of debt, drew $650 million under the Duke Energy Progress Term Loan Facility and paid off in full the $350 million Piedmont term loan during the nine months ended September 30, 2019. Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances, debt maturities and available credit facilities including the Master Credit Facility.
In March 2019 and September 2019, Duke Energy issued preferred stock for net proceeds of $973 million and $990 million, respectively. In addition, for the nine months ended September 30, 2019, Duke Energy raised approximately $120 million of common equity through its DRIP. Refer to Note 15 to the Condensed Consolidated Financial Statements, "Stockholders' Equity," for information regarding Duke Energy's equity issuances.
In November 2019, Duke Energy announced plans to issue approximately $2.5 billion of incremental equity by the end of 2020. This equity would support Duke Energy's five-year growth plan by strengthening the balance sheet and allowing the Company to absorb a wide range of outcomes associated with ACP.
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Cash flows provided by (used in):
Operating activities	$5,637	$5,667
Investing activities	(8,633)	(7,270)
Financing activities	2,987	1,547
Net decrease in cash, cash equivalents and restricted cash	(9)	(56)
Cash, cash equivalents and restricted cash at beginning of period	591	505
Cash, cash equivalents and restricted cash at end of period	$582	$449

MD&A	LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2019	2018	Variance
Net income	$2,964	$2,190	$774
Non-cash adjustments to net income	4,389	5,206	(817)
Contributions to qualified pension plans	(77)	(141)	64
Payments for asset retirement obligations	(582)	(389)	(193)
Payment for disposal of other assets	—	(105)	105
Working capital	(1,057)	(1,094)	37
Net cash provided by operating activities	$5,637	$5,667	$(30)
The variance was primarily due to:

•	a $193 million increase in payments for asset retirement obligations.
Partially offset by:

•	a $64 million decrease in contributions to qualified pension plans; and

•	a $105 million payment for disposal of Beckjord in the prior year.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2019	2018	Variance
Capital, investment and acquisition expenditures	$(8,348)	$(7,050)	$(1,298)
Other investing items	(285)	(220)	(65)
Net cash used in investing activities	$(8,633)	$(7,270)	$(1,363)
The variance relates primarily to an increase in capital expenditures due to higher overall investments in the Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables segments.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2019	2018	Variance
Issuances of long-term debt, net	$3,394	$1,832	$1,562
Issuances of common stock	41	834	(793)
Issuances of preferred stock	1,963	—	1,963
Notes payable and commercial paper	(1,019)	674	(1,693)
Dividends paid	(1,990)	(1,835)	(155)
Contributions from noncontrolling interests	615	—	615
Other financing items	(17)	42	(59)
Net cash provided by financing activities	$2,987	$1,547	$1,440
The variance was primarily due to:

•	a $1,963 million increase in proceeds from the issuance of preferred stock;

•	a $1,562 million increase in proceeds from net issuances of long-term debt primarily due to the timing of issuances and redemptions of long-term debt;

•	a $415 million increase related to the sale of a noncontrolling interest in the Commercial Renewables segment; and

•	a $200 million increase related to contributions from noncontrolling interests for tax equity financing activity in the Commercial Renewables segment.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

Partially offset by:

•
a $1,693 million decrease in net proceeds from issuances of notes payable and commercial paper primarily due to the use of proceeds from the preferred stock issuance and increased long-term debt issuances to pay down outstanding commercial paper; and

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
Duke Energy estimates the undiscounted, unadjusted cost to close the remaining impoundments by excavation, as outlined in the NCDEQ closure determination, will be approximately $4 billion to $5 billion more than the prior project cost estimate of $5.6 billion in the aggregate for the closure for all Duke Energy Carolinas and Duke Energy Progress impoundments. Excavation would likely extend beyond the required federal and state deadlines for impoundment closure. Duke Energy intends to seek recovery of all costs through the ratemaking process consistent with previous proceedings. AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at September 30, 2019, and December 31, 2018, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. For more information, see Note 7, "Asset Retirement Obligations," to the Condensed Consolidated Financial Statements.
Duke Energy has completed excavation of all coal ash at the Riverbend and Dan River plants and coal ash regulated by the Coal Ash Act at the Sutton plant.
North Carolina Competitive Procurement
Based on an independent evaluation process, Duke Energy will own or purchase a total of 551 MW of renewable energy from projects under the North Carolina’s CPRE program. The process used was approved by the NCUC to select projects that would deliver the lowest cost renewable energy for customers. Five Duke Energy projects, totaling about 190 MW, were selected during the competitive bidding process. Duke Energy has completed the contracting process for the winning projects. A second tranche for CPRE opened in October 2019, and the current target date for completion of all tranche 2 contracts is August 2020.
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2019, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for a discussion of off-balance sheet arrangements regarding ACP. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and nine months ended September 30, 2019, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and nine months ended September 30, 2019, there were no material changes to the Duke Energy Registrants' disclosures about market risk. For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants.
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

MD&A	OTHER MATTERS

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
3.1
Certificate of Designation with respect to the Series B Preferred Stock, dated September 11, 2019 (incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K filed on September 12, 2019, File No. 1-32853).
X
4.1
One-Hundred and Second Supplemental Indenture, dated as of August 14, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on August 14, 2019, File No. 1-04928).
X
4.2	Sixty-Ninth Supplemental Indenture, dated as of September 27, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on September 27, 2019, File No. 1-3543).							X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

EXHIBITS

*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X

EXHIBITS

*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
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

Date:	November 8, 2019	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2019	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)