Form 10-Q
period 2020-03-31
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2020-05-12
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at April 30, 2020:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	734,852,539
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

◦	The impact of the COVID-19 pandemic;

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

FORWARD-LOOKING STATEMENTS

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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida OPC and other customer representatives

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida OPC and other customer representatives, which replaces and supplants the 2013 Settlement

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Inc. and Duke Energy

ACP pipeline	The approximately 600-mile proposed interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

AMI	Advanced Metering Infrastructure

AMT	Alternative Minimum Tax

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

CC	Combined Cycle

CCR	Coal Combustion Residuals

CARES Act	Coronavirus Aid, Relief and Economic Security Act

Citrus County CC	Citrus County Combined Cycle Facility

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the Company	Duke Energy Corporation and its subsidiaries

Constitution	Constitution Pipeline Company, LLC

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	U.S. Environmental Protection Agency

EPS	Earnings Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

GLOSSARY OF TERMS

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic EPS Available to Duke Energy Corporation common stockholders

GWh	Gigawatt-hours

IGCC	Integrated Gasification Combined Cycle

IMR	Integrity Management Rider

IRP	Integrated Resource Plan

IRS	Internal Revenue Service

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MMBtu	Million British Thermal Unit

MW	Megawatt

MWh	Megawatt-hour

NCDEQ	North Carolina Department of Environmental Quality

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

ORS	South Carolina Office of Regulatory Staff

OTTI	Other-than-temporary impairment

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

ROU assets	Right-of-use assets

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2020	2019
Operating Revenues
Regulated electric	$5,124	$5,285
Regulated natural gas	638	728
Nonregulated electric and other	187	150
Total operating revenues	5,949	6,163
Operating Expenses
Fuel used in electric generation and purchased power	1,447	1,609
Cost of natural gas	199	327
Operation, maintenance and other	1,339	1,419
Depreciation and amortization	1,130	1,089
Property and other taxes	345	343
Impairment charges	2	—
Total operating expenses	4,462	4,787
Gains (Losses) on Sales of Other Assets and Other, net	1	(3)
Operating Income	1,488	1,373
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	44	43
Other income and expenses, net	46	115
Total other income and expenses	90	158
Interest Expense	551	543
Income Before Income Taxes	1,027	988
Income Tax Expense	137	95
Net Income	890	893
Less: Net Loss Attributable to Noncontrolling Interests	(48)	(7)
Net Income Attributable to Duke Energy Corporation	938	900
Less: Preferred Dividends	39	—
Net Income Available to Duke Energy Corporation Common Stockholders	$899	$900

Earnings Per Share – Basic and Diluted
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.24	$1.24
Weighted average shares outstanding
Basic	734	727
Diluted	736	727

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net Income	$890	$893
Other Comprehensive Loss, net of tax(a)
Pension and OPEB adjustments	1	—
Net unrealized losses on cash flow hedges	(81)	(17)
Reclassification into earnings from cash flow hedges	2	1
Unrealized gains on available-for-sale securities	1	4
Other Comprehensive Loss, net of tax	(77)	(12)
Comprehensive Income	813	881
Less: Comprehensive Loss Attributable to Noncontrolling Interests	(62)	(7)
Comprehensive Income Attributable to Duke Energy	875	888
Less: Preferred Dividends	39	—
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$836	$888

(a)	Net of income tax impact of approximately $23 million in the first quarter of 2020 and immaterial income tax impact in the first quarter of 2019.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,450	$311
Receivables (net of allowance for doubtful accounts of $28 at 2020 and $22 at 2019)	809	1,066
Receivables of VIEs (net of allowance for doubtful accounts of $61 at 2020 and $54 at 2019)	1,828	1,994
Inventory	3,324	3,232
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	1,770	1,796
Other (includes $300 at 2020 and $242 at 2019 related to VIEs)	1,000	764
Total current assets	10,181	9,163
Property, Plant and Equipment
Cost	149,676	147,654
Accumulated depreciation and amortization	(46,599)	(45,773)
Generation facilities to be retired, net	31	246
Net property, plant and equipment	103,108	102,127
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $980 at 2020 and $989 at 2019 related to VIEs)	13,413	13,222
Nuclear decommissioning trust funds	7,052	8,140
Operating lease right-of-use assets, net	1,633	1,658
Investments in equity method unconsolidated affiliates	2,067	1,936
Other (includes $87 at 2020 and $110 at 2019 related to VIEs)	3,315	3,289
Total other noncurrent assets	46,783	47,548
Total Assets	$160,072	$158,838
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,364	$3,487
Notes payable and commercial paper	3,033	3,135
Taxes accrued	493	392
Interest accrued	571	565
Current maturities of long-term debt (includes $216 at 2020 and 2019 related to VIEs)	5,077	3,141
Asset retirement obligations	802	881
Regulatory liabilities	826	784
Other	2,004	2,367
Total current liabilities	15,170	14,752
Long-Term Debt (includes $3,966 at 2020 and $3,997 at 2019 related to VIEs)	56,311	54,985
Other Noncurrent Liabilities
Deferred income taxes	9,321	8,878
Asset retirement obligations	12,497	12,437
Regulatory liabilities	14,029	15,264
Operating lease liabilities	1,414	1,432
Accrued pension and other post-retirement benefit costs	919	934
Investment tax credits	659	624
Other (includes $258 at 2020 and $228 at 2019 related to VIEs)	1,669	1,581
Total other noncurrent liabilities	40,508	41,150
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2020 and 2019	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2020 and 2019	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 735 million shares outstanding at 2020 and 733 million shares outstanding at 2019	1	1
Additional paid-in capital	40,930	40,881
Retained earnings	4,221	4,108
Accumulated other comprehensive loss	(193)	(130)
Total Duke Energy Corporation stockholders' equity	46,921	46,822
Noncontrolling interests	1,162	1,129
Total equity	48,083	47,951
Total Liabilities and Equity	$160,072	$158,838

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$890	$893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,301	1,238
Equity component of AFUDC	(40)	(31)
(Gains) Losses on sales of other assets	(1)	3
Impairment charges	2	—
Deferred income taxes	422	97
Equity in earnings of unconsolidated affiliates	(44)	(43)
Payments for asset retirement obligations	(132)	(152)
Provision for rate refunds	(13)	35
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	10
Receivables	466	388
Inventory	(92)	(31)
Other current assets	(131)	98
Increase (decrease) in
Accounts payable	(657)	(636)
Taxes accrued	113	(107)
Other current liabilities	(455)	(407)
Other assets	(25)	(162)
Other liabilities	(50)	46
Net cash provided by operating activities	1,554	1,239
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,832)	(2,536)
Contributions to equity method investments	(77)	(94)
Purchases of debt and equity securities	(1,392)	(860)
Proceeds from sales and maturities of debt and equity securities	1,347	851
Other	(68)	(74)
Net cash used in investing activities	(3,022)	(2,713)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,954	2,737
Issuance of preferred stock	—	974
Issuance of common stock	40	13
Payments for the redemption of long-term debt	(292)	(1,201)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	1,784	135
Payments for the redemption of short-term debt with original maturities greater than 90 days	(17)	(239)
Notes payable and commercial paper	(198)	(304)
Contributions from noncontrolling interests	103	6
Dividends paid	(707)	(649)
Other	(74)	(39)
Net cash provided by financing activities	2,593	1,433
Net increase (decrease) in cash, cash equivalents and restricted cash	1,125	(41)
Cash, cash equivalents and restricted cash at beginning of period	573	591
Cash, cash equivalents and restricted cash at end of period	$1,698	$550
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$934	$811
Non-cash dividends	27	27

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net	(Losses) Gains		Duke Energy
		Common		Additional		Losses on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2018	$—	727	$1	$40,795	$3,113	$(14)	$(3)	$(75)	$43,817	$17	$43,834
Net income (loss)	—	—	—	—	900	—	—	—	900	(7)	893
Other comprehensive (loss) income	—	—	—	—	—	(16)	4	—	(12)	—	(12)
Preferred stock, Series A, issuances, net of issuance costs(a)	974	—	—	—	—	—	—	—	974	—	974
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	28	—	—	—	—	28	—	28
Common stock dividends	—	—	—	—	(676)	—	—	—	(676)	—	(676)
Other(b)	—	—	—	—	23	(6)	(1)	(17)	(1)	5	4
Balance at March 31, 2019	$974	728	$1	$40,823	$3,360	$(36)	$—	$(92)	$45,030	$15	$45,045

Balance at December 31, 2019	$1,962	733	$1	$40,881	$4,108	$(51)	$3	$(82)	$46,822	$1,129	$47,951
Net income (loss)	—	—	—	—	899	—	—	—	899	(48)	851
Other comprehensive (loss) income	—	—	—	—	—	(65)	1	1	(63)	(14)	(77)
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	50	—	—	—	—	50	—	50
Common stock dividends	—	—	—	—	(695)	—	—	—	(695)	—	(695)
Contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	103	103
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other(c)	—	—	—	(1)	(91)	—	—	—	(92)	(1)	(93)
Balance at March 31, 2020	$1,962	735	$1	$40,930	$4,221	$(116)	$4	$(81)	$46,921	$1,162	$48,083

(a)	Duke Energy issued 40 million depositary shares of preferred stock, Series A.

(b)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

(c)	Amounts in Retained earnings primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating Revenues	$1,748	$1,744
Operating Expenses
Fuel used in electric generation and purchased power	453	472
Operation, maintenance and other	386	440
Depreciation and amortization	343	317
Property and other taxes	81	80
Impairment charges	2	—
Total operating expenses	1,265	1,309
Gains on Sales of Other Assets and Other, net	1	—
Operating Income	484	435
Other Income and Expenses, net	43	31
Interest Expense	123	110
Income Before Income Taxes	404	356
Income Tax Expense	65	63
Net Income and Comprehensive Income	$339	$293

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$16	$18
Receivables (net of allowance for doubtful accounts of $3 at 2020 and 2019)	212	324
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2020 and $7 at 2019)	616	642
Receivables from affiliated companies	87	114
Notes receivable from affiliated companies	436	—
Inventory	1,067	996
Regulatory assets	524	550
Other	31	21
Total current assets	2,989	2,665
Property, Plant and Equipment
Cost	49,534	48,922
Accumulated depreciation and amortization	(16,884)	(16,525)
Net property, plant and equipment	32,650	32,397
Other Noncurrent Assets
Regulatory assets	3,427	3,360
Nuclear decommissioning trust funds	3,717	4,359
Operating lease right-of-use assets, net	132	123
Other	1,136	1,149
Total other noncurrent assets	8,412	8,991
Total Assets	$44,051	$44,053
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$605	$954
Accounts payable to affiliated companies	225	210
Notes payable to affiliated companies	—	29
Taxes accrued	132	46
Interest accrued	144	115
Current maturities of long-term debt	457	458
Asset retirement obligations	197	206
Regulatory liabilities	275	255
Other	479	611
Total current liabilities	2,514	2,884
Long-Term Debt	12,050	11,142
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,968	3,921
Asset retirement obligations	5,552	5,528
Regulatory liabilities	5,766	6,423
Operating lease liabilities	112	102
Accrued pension and other post-retirement benefit costs	82	84
Investment tax credits	230	231
Other	640	627
Total other noncurrent liabilities	16,350	16,916
Commitments and Contingencies
Equity
Member's equity	12,844	12,818
Accumulated other comprehensive loss	(7)	(7)
Total equity	12,837	12,811
Total Liabilities and Equity	$44,051	$44,053

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$339	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	414	388
Equity component of AFUDC	(14)	(9)
Gains on sales of other assets	(1)	—
Impairment charges	2	—
Deferred income taxes	22	64
Payments for asset retirement obligations	(41)	(65)
Provision for rate refunds	—	19
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	1
Receivables	156	124
Receivables from affiliated companies	27	94
Inventory	(72)	(59)
Other current assets	96	(35)
Increase (decrease) in
Accounts payable	(253)	(266)
Accounts payable to affiliated companies	15	18
Taxes accrued	87	(91)
Other current liabilities	(108)	(70)
Other assets	(60)	(31)
Other liabilities	(11)	(7)
Net cash provided by operating activities	598	368
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(724)	(721)
Purchases of debt and equity securities	(607)	(405)
Proceeds from sales and maturities of debt and equity securities	607	405
Notes receivable from affiliated companies	(436)	—
Other	(18)	(9)
Net cash used in investing activities	(1,178)	(730)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	910	25
Payments for the redemption of long-term debt	(2)	(1)
Notes payable to affiliated companies	(29)	306
Distributions to parent	(300)	—
Other	(1)	(1)
Net cash provided by financing activities	578	329
Net decrease in cash and cash equivalents	(2)	(33)
Cash and cash equivalents at beginning of period	18	33
Cash and cash equivalents at end of period	$16	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$254	$221

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2018	$11,689	$(6)	$11,683
Net income	293	—	293
Other	—	(1)	(1)
Balance at March 31, 2019	$11,982	$(7)	$11,975

Balance at December 31, 2019	$12,818	$(7)	$12,811
Net income	339	—	339
Distributions to parent	(300)	—	(300)
Other(a)	(13)	—	(13)
Balance at March 31, 2020	$12,844	$(7)	$12,837

(a)	Amounts primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating Revenues	$2,422	$2,572
Operating Expenses
Fuel used in electric generation and purchased power	763	925
Operation, maintenance and other	554	567
Depreciation and amortization	452	455
Property and other taxes	135	137
Total operating expenses	1,904	2,084
Losses on Sales of Other Assets and Other, net	(1)	—
Operating Income	517	488
Other Income and Expenses, net	32	31
Interest Expense	206	219
Income Before Income Taxes	343	300
Income Tax Expense	60	52
Net Income	283	248
Less: Net Loss Attributable to Noncontrolling Interests	—	(1)
Net Income Attributable to Parent	$283	$249

Net Income	$283	$248
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	1
Net unrealized gains on cash flow hedges	1	2
Unrealized gains on available-for-sale securities	1	—
Other Comprehensive Income, net of tax	2	3
Comprehensive Income	285	251
Less: Comprehensive Loss Attributable to Noncontrolling Interests	—	(1)
Comprehensive Income Attributable to Parent	$285	$252

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$52	$48
Receivables (net of allowance for doubtful accounts of $8 at 2020 and $7 at 2019)	159	220
Receivables of VIEs (net of allowance for doubtful accounts of $12 at 2020 and $9 at 2019)	745	830
Receivables from affiliated companies	49	76
Notes receivable from affiliated companies	—	164
Inventory	1,463	1,423
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	954	946
Other (includes $13 at 2020 and $39 at 2019 related to VIEs)	196	210
Total current assets	3,618	3,917
Property, Plant and Equipment
Cost	55,788	55,070
Accumulated depreciation and amortization	(17,461)	(17,159)
Generation facilities to be retired, net	31	246
Net property, plant and equipment	38,358	38,157
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $980 at 2020 and $989 at 2019 related to VIEs)	6,489	6,346
Nuclear decommissioning trust funds	3,335	3,782
Operating lease right-of-use assets, net	762	788
Other	1,121	1,049
Total other noncurrent assets	15,362	15,620
Total Assets	$57,338	$57,694
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$730	$1,104
Accounts payable to affiliated companies	329	310
Notes payable to affiliated companies	2,300	1,821
Taxes accrued	117	46
Interest accrued	214	228
Current maturities of long-term debt (includes $54 at 2020 and 2019 related to VIEs)	1,828	1,577
Asset retirement obligations	421	485
Regulatory liabilities	347	330
Other	821	902
Total current liabilities	7,107	6,803
Long-Term Debt (includes $1,603 at 2020 and $1,632 at 2019 related to VIEs)	17,377	17,907
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,537	4,462
Asset retirement obligations	6,020	5,986
Regulatory liabilities	4,708	5,225
Operating lease liabilities	678	697
Accrued pension and other post-retirement benefit costs	480	488
Other	404	383
Total other noncurrent liabilities	16,827	17,241
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2020 and 2019	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	6,747	6,465
Accumulated other comprehensive loss	(16)	(18)
Total Progress Energy, Inc. stockholders' equity	15,874	15,590
Noncontrolling interests	3	3
Total equity	15,877	15,593
Total Liabilities and Equity	$57,338	$57,694

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$283	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	552	546
Equity component of AFUDC	(14)	(15)
Losses on sales of other assets	1	—
Deferred income taxes	80	82
Payments for asset retirement obligations	(79)	(75)
Provision for rate refunds	2	6
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	1
Receivables	149	187
Receivables from affiliated companies	27	122
Inventory	(40)	(18)
Other current assets	43	35
Increase (decrease) in
Accounts payable	(211)	(196)
Accounts payable to affiliated companies	19	(94)
Taxes accrued	71	26
Other current liabilities	(128)	(196)
Other assets	(41)	(111)
Other liabilities	(56)	(7)
Net cash provided by operating activities	659	541
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(972)	(1,012)
Purchases of debt and equity securities	(651)	(409)
Proceeds from sales and maturities of debt and equity securities	643	405
Notes receivable from affiliated companies	164	(31)
Other	(39)	(45)
Net cash used in investing activities	(855)	(1,092)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	1,295
Payments for the redemption of long-term debt	(283)	(1,132)
Notes payable to affiliated companies	479	370
Other	(1)	1
Net cash provided by financing activities	195	534
Net decrease in cash, cash equivalents and restricted cash	(1)	(17)
Cash, cash equivalents and restricted cash at beginning of period	126	112
Cash, cash equivalents and restricted cash at end of period	$125	$95
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$310	$310
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
			Net	Net Unrealized		Total Progress
	Additional		Losses on	Losses on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2018	$9,143	$5,131	$(12)	$(1)	$(7)	$14,254	$3	$14,257
Net income (loss)	—	249	—	—	—	249	(1)	248
Other comprehensive income	—	—	2	—	1	3	—	3
Other(a)	—	6	(4)	—	(2)	—	—	—
Balance at March 31, 2019	$9,143	$5,386	$(14)	$(1)	$(8)	$14,506	$2	$14,508

Balance at December 31, 2019	$9,143	$6,465	$(10)	$(1)	$(7)	$15,590	$3	$15,593
Net income	—	283	—	—	—	283	—	283
Other comprehensive income	—	—	1	1	—	2	—	2
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at March 31, 2020	$9,143	$6,747	$(9)	$—	$(7)	$15,874	$3	$15,877

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive Loss primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating Revenues	$1,338	$1,484
Operating Expenses
Fuel used in electric generation and purchased power	405	515
Operation, maintenance and other	305	335
Depreciation and amortization	287	290
Property and other taxes	47	44
Total operating expenses	1,044	1,184
Losses on Sales of Other Assets and Other, net	(1)	—
Operating Income	293	300
Other Income and Expenses, net	22	24
Interest Expense	69	77
Income Before Income Taxes	246	247
Income Tax Expense	42	44
Net Income and Comprehensive Income	$204	$203

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$32	$22
Receivables (net of allowance for doubtful accounts of $2 at 2020 and $3 at 2019)	77	123
Receivables of VIEs (net of allowance for doubtful accounts of $7 at 2020 and $5 at 2019)	410	489
Receivables from affiliated companies	50	52
Inventory	956	934
Regulatory assets	503	526
Other	48	60
Total current assets	2,076	2,206
Property, Plant and Equipment
Cost	34,898	34,603
Accumulated depreciation and amortization	(12,114)	(11,915)
Generation facilities to be retired, net	31	246
Net property, plant and equipment	22,815	22,934
Other Noncurrent Assets
Regulatory assets	4,392	4,152
Nuclear decommissioning trust funds	2,644	3,047
Operating lease right-of-use assets, net	377	387
Other	682	651
Total other noncurrent assets	8,095	8,237
Total Assets	$32,986	$33,377
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$319	$629
Accounts payable to affiliated companies	208	203
Notes payable to affiliated companies	229	66
Taxes accrued	43	17
Interest accrued	90	110
Current maturities of long-term debt	1,006	1,006
Asset retirement obligations	421	485
Regulatory liabilities	263	236
Other	429	478
Total current liabilities	3,008	3,230
Long-Term Debt	7,903	7,902
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,446	2,388
Asset retirement obligations	5,442	5,408
Regulatory liabilities	3,790	4,232
Operating lease liabilities	344	354
Accrued pension and other post-retirement benefit costs	235	238
Investment tax credits	135	137
Other	83	92
Total other noncurrent liabilities	12,475	12,849
Commitments and Contingencies
Equity
Member's Equity	9,450	9,246
Total Liabilities and Equity	$32,986	$33,377

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$204	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	331	336
Equity component of AFUDC	(10)	(14)
Losses on sales of other assets	1	—
Deferred income taxes	43	33
Payments for asset retirement obligations	(75)	(68)
Provision for rate refunds	2	6
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	(3)
Receivables	133	87
Receivables from affiliated companies	2	(5)
Inventory	(22)	(5)
Other current assets	54	96
Increase (decrease) in
Accounts payable	(220)	(196)
Accounts payable to affiliated companies	5	(57)
Taxes accrued	26	(4)
Other current liabilities	(73)	(109)
Other assets	(51)	(47)
Other liabilities	(8)	(7)
Net cash provided by operating activities	340	246
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(466)	(548)
Purchases of debt and equity securities	(550)	(315)
Proceeds from sales and maturities of debt and equity securities	540	308
Notes receivable from affiliated companies	—	(38)
Other	(16)	(20)
Net cash used in investing activities	(492)	(613)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	1,270
Payments for the redemption of long-term debt	(1)	(601)
Notes payable to affiliated companies	163	(294)
Other	—	(1)
Net cash provided by financing activities	162	374
Net increase in cash and cash equivalents	10	7
Cash and cash equivalents at beginning of period	22	23
Cash and cash equivalents at end of period	$32	$30
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$87	$117

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2018	$8,441
Net income	203
Balance at March 31, 2019	$8,644

Balance at December 31, 2019	$9,246
Net income	204
Balance at March 31, 2020	$9,450

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating Revenues	$1,080	$1,086
Operating Expenses
Fuel used in electric generation and purchased power	358	410
Operation, maintenance and other	245	230
Depreciation and amortization	165	165
Property and other taxes	88	93
Total operating expenses	856	898
Operating Income	224	188
Other Income and Expenses, net	10	13
Interest Expense	84	82
Income Before Income Taxes	150	119
Income Tax Expense	30	23
Net Income	$120	$96
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	1	1
Comprehensive Income	$121	$97

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$12	$17
Receivables (net of allowance for doubtful accounts of $6 at 2020 and $3 at 2019)	80	96
Receivables of VIEs (net of allowance for doubtful accounts of $5 at 2020 and $4 at 2019)	335	341
Notes receivable from affiliated companies	—	173
Inventory	508	489
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	451	419
Other (includes $13 at 2020 and $39 at 2019 related to VIEs)	37	58
Total current assets	1,423	1,593
Property, Plant and Equipment
Cost	20,880	20,457
Accumulated depreciation and amortization	(5,339)	(5,236)
Net property, plant and equipment	15,541	15,221
Other Noncurrent Assets
Regulatory assets (includes $980 at 2020 and $989 at 2019 related to VIEs)	2,097	2,194
Nuclear decommissioning trust funds	691	734
Operating lease right-of-use assets, net	386	401
Other	329	311
Total other noncurrent assets	3,503	3,640
Total Assets	$20,467	$20,454
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$411	$474
Accounts payable to affiliated companies	111	131
Notes payable to affiliated companies	305	—
Taxes accrued	74	43
Interest accrued	79	75
Current maturities of long-term debt (includes $54 at 2020 and 2019 related to VIEs)	322	571
Regulatory liabilities	84	94
Other	383	415
Total current liabilities	1,769	1,803
Long-Term Debt (includes $1,278 at 2020 and $1,307 at 2019 related to VIEs)	7,384	7,416
Other Noncurrent Liabilities
Deferred income taxes	2,192	2,179
Asset retirement obligations	578	578
Regulatory liabilities	918	993
Operating lease liabilities	334	343
Accrued pension and other post-retirement benefit costs	214	218
Other	169	136
Total other noncurrent liabilities	4,405	4,447
Commitments and Contingencies
Equity
Member's equity	6,909	6,789
Accumulated other comprehensive loss	—	(1)
Total equity	6,909	6,788
Total Liabilities and Equity	$20,467	$20,454

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	219	207
Equity component of AFUDC	(4)	(1)
Deferred income taxes	34	45
Payments for asset retirement obligations	(5)	(7)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	2
Receivables	15	55
Receivables from affiliated companies	—	(6)
Inventory	(19)	(13)
Other current assets	7	(35)
Increase (decrease) in
Accounts payable	11	—
Accounts payable to affiliated companies	(20)	(62)
Taxes accrued	31	20
Other current liabilities	(58)	(84)
Other assets	13	(63)
Other liabilities	(46)	(1)
Net cash provided by operating activities	301	153
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(506)	(422)
Purchases of debt and equity securities	(101)	(95)
Proceeds from sales and maturities of debt and equity securities	103	97
Notes receivable from affiliated companies	173	—
Other	(23)	(25)
Net cash used in investing activities	(354)	(445)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	25
Payments for the redemption of long-term debt	(282)	(81)
Notes payable to affiliated companies	305	291
Other	(1)	2
Net cash provided by financing activities	22	237
Net decrease in cash, cash equivalents and restricted cash	(31)	(55)
Cash, cash equivalents and restricted cash at beginning of period	56	75
Cash, cash equivalents and restricted cash at end of period	$25	$20
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$223	$193

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2018	$6,097	$(2)	$6,095
Net income	96	—	96
Other comprehensive income	—	1	1
Balance at March 31, 2019	$6,193	$(1)	$6,192

Balance at December 31, 2019	$6,789	$(1)	$6,788
Net income	120	—	120
Other comprehensive income	—	1	1
Balance at March 31, 2020	$6,909	$—	$6,909

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating Revenues
Regulated electric	$346	$355
Regulated natural gas	152	176
Total operating revenues	498	531
Operating Expenses
Fuel used in electric generation and purchased power	87	93
Cost of natural gas	37	54
Operation, maintenance and other	123	132
Depreciation and amortization	68	64
Property and other taxes	83	84
Total operating expenses	398	427
Operating Income	100	104
Other Income and Expenses, net	3	9
Interest Expense	24	30
Income Before Income Taxes	79	83
Income Tax Expense	14	14
Net Income and Comprehensive Income	$65	$69

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$14	$17
Receivables (net of allowance for doubtful accounts of $5 at 2020 and $4 at 2019)	84	84
Receivables from affiliated companies	52	92
Inventory	121	135
Regulatory assets	33	49
Other	11	21
Total current assets	315	398
Property, Plant and Equipment
Cost	10,401	10,241
Accumulated depreciation and amortization	(2,883)	(2,843)
Net property, plant and equipment	7,518	7,398
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	567	549
Operating lease right-of-use assets, net	21	21
Other	56	52
Total other noncurrent assets	1,564	1,542
Total Assets	$9,397	$9,338
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$227	$288
Accounts payable to affiliated companies	68	68
Notes payable to affiliated companies	399	312
Taxes accrued	170	219
Interest accrued	30	30
Asset retirement obligations	3	1
Regulatory liabilities	66	64
Other	68	75
Total current liabilities	1,031	1,057
Long-Term Debt	2,595	2,594
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	942	922
Asset retirement obligations	78	79
Regulatory liabilities	760	763
Operating lease liabilities	20	21
Accrued pension and other post-retirement benefit costs	101	100
Other	97	94
Total other noncurrent liabilities	1,998	1,979
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2020 and 2019	762	762
Additional paid-in capital	2,776	2,776
Retained earnings	210	145
Total equity	3,748	3,683
Total Liabilities and Equity	$9,397	$9,338

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	65
Equity component of AFUDC	(1)	(3)
Deferred income taxes	14	20
Payments for asset retirement obligations	—	(1)
Provision for rate refunds	3	4
(Increase) decrease in
Receivables	1	5
Receivables from affiliated companies	40	35
Inventory	14	15
Other current assets	8	(6)
Increase (decrease) in
Accounts payable	(19)	(5)
Accounts payable to affiliated companies	—	(8)
Taxes accrued	(49)	(45)
Other current liabilities	2	14
Other assets	(2)	(10)
Other liabilities	(8)	(4)
Net cash provided by operating activities	137	145
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(217)	(233)
Notes receivable from affiliated companies	—	(463)
Other	(10)	(11)
Net cash used in investing activities	(227)	(707)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	794
Notes payable to affiliated companies	87	(236)
Net cash provided by financing activities	87	558
Net decrease in cash and cash equivalents	(3)	(4)
Cash and cash equivalents at beginning of period	17	21
Cash and cash equivalents at end of period	$14	$17
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$66	$68

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at December 31, 2018	$762	$2,776	$(93)	$3,445
Net income	—	—	69	69
Balance at March 31, 2019	$762	$2,776	$(24)	$3,514

Balance at December 31, 2019	$762	$2,776	$145	$3,683
Net income	—	—	65	65
Balance at March 31, 2020	$762	$2,776	$210	$3,748

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating Revenues	$692	$768
Operating Expenses
Fuel used in electric generation and purchased power	194	257
Operation, maintenance and other	186	189
Depreciation and amortization	132	131
Property and other taxes	22	19
Total operating expenses	534	596
Losses on Sales of Other Assets and Other, net	—	(3)
Operating Income	158	169
Other Income and Expenses, net	10	19
Interest Expense	43	43
Income Before Income Taxes	125	145
Income Tax Expense	26	35
Net Income and Comprehensive Income	$99	$110

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$15	$25
Receivables (net of allowance for doubtful accounts of $3 at 2020 and 2019)	50	60
Receivables from affiliated companies	76	79
Notes receivable from affiliated companies	543	—
Inventory	538	517
Regulatory assets	78	90
Other	36	60
Total current assets	1,336	831
Property, Plant and Equipment
Cost	16,481	16,305
Accumulated depreciation and amortization	(5,349)	(5,233)
Net property, plant and equipment	11,132	11,072
Other Noncurrent Assets
Regulatory assets	1,098	1,082
Operating lease right-of-use assets, net	57	57
Other	214	234
Total other noncurrent assets	1,369	1,373
Total Assets	$13,837	$13,276
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$157	$201
Accounts payable to affiliated companies	66	87
Notes payable to affiliated companies	—	30
Taxes accrued	81	49
Interest accrued	60	58
Current maturities of long-term debt	503	503
Asset retirement obligations	181	189
Regulatory liabilities	46	55
Other	92	112
Total current liabilities	1,186	1,284
Long-Term Debt	3,950	3,404
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,158	1,150
Asset retirement obligations	645	643
Regulatory liabilities	1,672	1,685
Operating lease liabilities	54	55
Accrued pension and other post-retirement benefit costs	148	148
Investment tax credits	170	164
Other	30	18
Total other noncurrent liabilities	3,877	3,863
Commitments and Contingencies
Equity
Member's Equity	4,674	4,575
Total Liabilities and Equity	$13,837	$13,276

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	133	132
Equity component of AFUDC	(6)	(4)
Losses on sale of other assets	—	3
Deferred income taxes	16	28
Payments for asset retirement obligations	(12)	(11)
(Increase) decrease in
Receivables	15	4
Receivables from affiliated companies	3	20
Inventory	(21)	(13)
Other current assets	25	19
Increase (decrease) in
Accounts payable	(13)	8
Accounts payable to affiliated companies	(21)	(11)
Taxes accrued	43	20
Other current liabilities	(27)	(15)
Other assets	(4)	12
Other liabilities	8	6
Net cash provided by operating activities	238	308
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(210)	(208)
Purchases of debt and equity securities	(5)	(6)
Proceeds from sales and maturities of debt and equity securities	2	4
Notes receivable from affiliated companies	(543)	—
Other	(6)	(11)
Net cash used in investing activities	(762)	(221)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	544	—
Payments for the redemption of long-term debt	—	(60)
Notes payable to affiliated companies	(30)	(31)
Net cash provided by (used in) financing activities	514	(91)
Net decrease in cash and cash equivalents	(10)	(4)
Cash and cash equivalents at beginning of period	25	24
Cash and cash equivalents at end of period	$15	$20
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$70	$76

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2018	$4,339
Net income	110
Balance at March 31, 2019	$4,449

Balance at December 31, 2019	$4,575
Net income	99
Balance at March 31, 2020	$4,674

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating Revenues	$512	$579
Operating Expenses
Cost of natural gas	162	273
Operation, maintenance and other	80	80
Depreciation and amortization	45	42
Property and other taxes	12	12
Total operating expenses	299	407
Operating Income	213	172
Other Income and Expenses, net	12	6
Interest Expense	27	22
Income Before Income Taxes	198	156
Income Tax Expense	20	34
Net Income and Comprehensive Income	$178	$122

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$4	$—
Receivables (net of allowance for doubtful accounts of $9 at 2020 and $6 at 2019)	191	241
Receivables from affiliated companies	13	10
Inventory	39	72
Regulatory assets	96	73
Other	13	28
Total current assets	356	424
Property, Plant and Equipment
Cost	8,653	8,446
Accumulated depreciation and amortization	(1,703)	(1,681)
Net property, plant and equipment	6,950	6,765
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	263	290
Operating lease right-of-use assets, net	23	24
Investments in equity method unconsolidated affiliates	84	83
Other	132	121
Total other noncurrent assets	551	567
Total Assets	$7,857	$7,756
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$145	$215
Accounts payable to affiliated companies	12	3
Notes payable to affiliated companies	486	476
Taxes accrued	36	24
Interest accrued	32	33
Regulatory liabilities	91	81
Other	54	67
Total current liabilities	856	899
Long-Term Debt	2,385	2,384
Other Noncurrent Liabilities
Deferred income taxes	742	708
Asset retirement obligations	17	17
Regulatory liabilities	1,087	1,131
Operating lease liabilities	22	23
Accrued pension and other post-retirement benefit costs	7	3
Other	121	148
Total other noncurrent liabilities	1,996	2,030
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2020 and 2019	1,310	1,310
Retained earnings	1,310	1,133
Total equity	2,620	2,443
Total Liabilities and Equity	$7,857	$7,756
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$178	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	42
Equity component of AFUDC	(5)	—
Deferred income taxes	12	23
Equity in earnings from unconsolidated affiliates	(2)	(2)
Provision for rate refunds	(18)	7
(Increase) decrease in
Receivables	65	27
Receivables from affiliated companies	(3)	12
Inventory	33	45
Other current assets	(9)	22
Increase (decrease) in
Accounts payable	(76)	(44)
Accounts payable to affiliated companies	9	(4)
Taxes accrued	12	(49)
Other current liabilities	(12)	15
Other assets	1	(3)
Other liabilities	(1)	(5)
Net cash provided by operating activities	230	208
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(231)	(209)
Other	(5)	(2)
Net cash used in investing activities	(236)	(211)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to affiliated companies	10	3
Net cash provided by financing activities	10	3
Net increase in cash and cash equivalents	4	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$4	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$114	$92

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2018	$1,160	$931	$2,091
Net income	—	122	122
Balance at March 31, 2019	$1,160	$1,053	$2,213

Balance at December 31, 2019	$1,310	$1,133	$2,443
Net income	—	178	178
Other	—	(1)	(1)
Balance at March 31, 2020	$1,310	$1,310	$2,620

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2019.
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
BASIS OF CONSOLIDATION
These Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and subsidiaries or VIEs where the respective Duke Energy Registrants have control. See Note 11 for additional information on VIEs. These Condensed Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain jointly owned generation and transmission facilities.
COVID-19
The COVID-19 pandemic is having a significant impact on global health and economic environments. In March 2020, the World Health Organization (WHO) declared COVID-19 a global pandemic, and President Trump proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency. The COVID-19 pandemic has not had a material financial impact on the Duke Energy Registrants as of March 31, 2020; however, the extent to which the COVID-19 pandemic will impact the Duke Energy Registrants during 2020 and beyond is uncertain at this time. The Duke Energy Registrants are monitoring developments closely. See Notes 3, 5, 11, 12 and 15 for information on COVID-19 and steps taken to mitigate the impacts to our business and customers.
NONCONTROLLING INTEREST
Duke Energy maintains a controlling financial interest in certain less than wholly owned nonregulated subsidiaries. As a result, Duke Energy consolidates these subsidiaries and presents the third-party investors' portion of Duke Energy's net income (loss), net assets and comprehensive income (loss) as noncontrolling interest. Noncontrolling interest is included as a component of equity on the Condensed Consolidated Balance Sheet.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

Several operating agreements of Duke Energy's subsidiaries with noncontrolling interest are subject to allocations of earnings, tax attributes and cash flows in accordance with contractual agreements that vary throughout the lives of the subsidiaries. Therefore, Duke Energy and the other investors' (the owners) interests in the subsidiaries are not fixed, and the subsidiaries apply the Hypothetical Liquidation at Book Value (HLBV) method in allocating income or loss and other comprehensive income or loss (all measured on a pretax basis) to the owners. The HLBV method measures the amounts that each owner would hypothetically claim at each balance sheet reporting date, including tax benefits realized by the owners, upon a hypothetical liquidation of the subsidiary at the net book value of its underlying assets. The change in the amount that each owner would hypothetically receive at the reporting date compared to the amount it would have received on the previous reporting date represents the amount of income or loss allocated to each owner for the reporting period. Duke Energy has received $103 million for the sale of noncontrolling interests to tax equity members for the three months ended March 31, 2020. Duke Energy allocated approximately $49 million and $7 million of losses to noncontrolling tax equity members utilizing the HLBV method for the three months ended March 31, 2020, and March 31, 2019, respectively.
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

	March 31, 2020			December 31, 2019
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$1,450	$52	$12	$311	$48	$17
Other	185	13	13	222	39	39
Other Noncurrent Assets
Other	63	60	—	40	39	—
Total cash, cash equivalents and restricted cash	$1,698	$125	$25	$573	$126	$56

INVENTORY
Provisions for inventory write-offs were not material at March 31, 2020, and December 31, 2019. The components of inventory are presented in the tables below.

	March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,280	$759	$1,018	$678	$340	$83	$319	$5
Coal	742	268	246	167	79	10	218	—
Natural gas, oil and other fuel	302	40	199	111	89	28	1	34
Total inventory	$3,324	$1,067	$1,463	$956	$508	$121	$538	$39

	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,297	$768	$1,038	$686	$351	$79	$318	$5
Coal	586	187	186	138	48	15	198	—
Natural gas, oil and other fuel	349	41	199	110	90	41	1	67
Total inventory	$3,232	$996	$1,423	$934	$489	$135	$517	$72

NEW ACCOUNTING STANDARDS
The following new accounting standard was adopted by the Duke Energy Registrants in 2020.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

Current Expected Credit Losses. In June 2016, the FASB issued new accounting guidance for credit losses. Duke Energy adopted the new accounting guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year results. Duke Energy did not adopt any practical expedients.
Duke Energy recognizes allowances for credit losses based on management's estimate of losses expected to be incurred over the lives of certain assets or guarantees. Management monitors credit quality, changes in expected credit losses and the appropriateness of the allowance for credit losses on a forward-looking basis. Management reviews the risk of loss periodically as part of the existing assessment of collectability of receivables.
Duke Energy reviews the credit quality of its counterparties as part of its regular risk management process and requires credit enhancements, such as deposits or letters of credit, as appropriate and as allowed by regulators.
Duke Energy recorded cumulative effects of changes in accounting principles related to the adoption of new credit loss standard, for allowances for credit losses of trade and other receivables, insurance receivables and financial guarantees. These amounts are included in the Condensed Consolidated Balance Sheets in Receivables, Receivables of VIEs, Other Noncurrent Assets and Other Noncurrent Liabilities. See Notes 4 and 12 for more information.
Duke Energy recorded an adjustment for the cumulative effect of a change in accounting principle due to the adoption of this standard on January 1, 2020, as shown in the table below:

January 1, 2020
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Piedmont
Total pretax impact to Retained Earnings	$120	$16	$2	$1	$1	$1

The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of March 31, 2020.
Reference Rate Reform. In March 2020, the FASB issued new accounting guidance for reference rate reform. This guidance is elective and provides expedients to facilitate financial reporting for the anticipated transition away from the London Inter-bank Offered Rate (LIBOR) and other interbank reference rates by the end of 2021. The optional expedients are effective for modification of existing contracts or new arrangements executed between March 12, 2020, through December 31, 2022.
Duke Energy has variable-rate debt and manages interest rate risk by entering into financial contracts including interest rate swaps that are generally indexed to LIBOR. Impacted financial arrangements extending beyond 2021 may require contractual amendment or termination to fully adapt to a post-LIBOR environment. Duke Energy is assessing these financial arrangements and is evaluating the use of optional expedients outlined in the new accounting guidance. Alternative index provisions are also being assessed and incorporated into new financial arrangements that extend beyond 2021.
2. BUSINESS SEGMENTS
Duke Energy
Duke Energy's segment structure includes the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The Electric Utilities and Infrastructure segment primarily includes Duke Energy's regulated electric utilities in the Carolinas, Florida and the Midwest. The Gas Utilities and Infrastructure segment includes Piedmont, Duke Energy's natural gas local distribution companies in Ohio and Kentucky, and Duke Energy's natural gas storage and midstream pipeline investments. The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's interest in National Methanol Company.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,174	$640	$129	$5,943	$6	$—	$5,949
Intersegment revenues	9	24	—	33	17	(50)	—
Total revenues	$5,183	$664	$129	$5,976	$23	$(50)	$5,949
Segment income (loss)(a)	$705	$249	$57	$1,011	$(112)	$—	$899
Add: Noncontrolling interests(b)							(48)
Add: Preferred stock dividend							39
Net income							$890
Segment assets	$134,838	$14,098	$6,184	$155,120	$4,964	$(12)	$160,072

	Three Months Ended March 31, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,321	$732	$106	$6,159	$4	$—	$6,163
Intersegment revenues	8	24	—	32	17	(49)	—
Total revenues	$5,329	$756	$106	$6,191	$21	$(49)	$6,163
Segment income (loss)	$750	$226	$13	$989	$(89)	$—	$900
Add: Noncontrolling interests(b)							(7)
Net income							$893

(a)
Other includes a $98 million reversal, included in Operations, maintenance and other on the Condensed Consolidated Statements of Operations, of 2018 severance costs due to the partial settlement of the Duke Energy Carolina's 2019 North Carolina rate case. See Note 3 for additional information.

(b)	Includes the allocation of losses to noncontrolling tax equity members. See Note 1 for additional information.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended March 31, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$346	$152	$498	$—	$—	$498
Segment income/Net (loss) income	$30	$36	$66	$(1)	$—	$65
Segment assets	$6,238	$3,135	$9,373	$26	$(2)	$9,397

	Three Months Ended March 31, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$355	$176	$531	$—	$531
Segment income/Net (loss) income	$36	$35	$71	$(2)	$69

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

Duke Energy Carolinas and Duke Energy Progress
COVID-19 Filings
North Carolina
On March 10, 2020, Governor Roy Cooper issued Executive Order No. 116 declaring a state of emergency due to the COVID-19 pandemic. In an effort to help mitigate the financial impacts of the COVID-19 pandemic on their customers, on March 19, 2020, Duke Energy Carolinas and Duke Energy Progress filed a request with the NCUC seeking authorization to waive: (1) any late payment charges incurred by a residential or nonresidential customer, effective March 21, 2020; (2) the application of fees for checks returned for insufficient funds for residential and nonresidential customers; (3) the reconnection charge when a residential or nonresidential customer seeks to have service restored for those customers whose service was recently disconnected for nonpayment and to work with customers regarding the other requirements to restore service, including re-establishment of credit; and (4) the fees and charges associated with the use of credit cards or debit cards to pay residential electric utility bills, effective March 21, 2020. The NCUC granted the companies’ request on March 20, 2020.
On March 31, 2020, the governor issued Executive Order No. 124, which, in addition to requiring the steps in the NCUC order noted above, stated that nothing in Executive Order No. 124 shall relieve a customer of its obligation to pay bills for receipt of utility services provided. Executive Order No. 124 remains in effect for 60 days unless otherwise rescinded or replaced with a superseding Executive Order.
On March 31, 2020, the Carolina Utility Customers Association (CUCA) filed a petition with the NCUC to temporarily suspend minimum demand charges for commercial and industrial customers. On April 2, 2020, the NCUC issued an order requiring the North Carolina Public Staff (Public Staff) and Duke Energy Carolinas, Duke Energy Progress and other utilities to file responses. On April 9, 2020, Duke Energy Carolinas and Duke Energy Progress filed responses to CUCA’s petition opposing CUCA’s request. The companies assert that voiding commission-approved tariffs and allowing all commercial and industrial customers on the requested rate schedules to avoid paying a portion of their bills is not legally permissible and would result in these costs unfairly being shifted to other customers that are already paying their respective fair share of similar fixed components. Pursuant to the NCUC’s April 2 order, reply comments were filed by CUCA, the Public Staff and Duke Energy Carolinas and Duke Energy Progress on April 15, 2020. A final order from the NCUC deciding CUCA's request is pending. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
South Carolina
On March 13, 2020, Governor Henry McMaster issued Executive Order No. 2020-08 declaring a state of emergency due to the COVID-19 pandemic. The governor also issued a letter on March 14, 2020, to the ORS Executive Director regarding the suspension of disconnection of essential utility services for nonpayment. On March 16, 2020, citing the governor’s letter, the ORS filed a request asking the PSCSC to grant waivers so that utilities could suspend disconnections of utility services for nonpayment. Duke Energy Carolinas and Duke Energy Progress supported such motion. On March 18, 2020, the PSCSC issued an order approving such waivers, and also approved waivers for regulations related to late fees and reconnect fees. The PSCSC's order also required utilities to track the financial impacts of actions taken pursuant to such waivers for possible reporting to the PSCSC.
On April 30, 2020, the ORS requested the PSCSC grant a waiver of the applicable regulations to allow customers the flexibility to obtain deferred payment plans longer than 6 months for past-due amounts. On May 5, 2020, Duke Energy Carolinas and Duke Energy Progress filed responsive comments stating that while utility bills will remain due, Duke Energy Carolinas and Duke Energy Progress do not plan to immediately reinstitute disconnection upon the expiration of the state of emergency and intend to work through a potential grace period as economic recovery begins. Duke Energy Carolinas and Duke Energy Progress also concurred with the observation of the ORS that reduced usage is impacting the fixed cost recovery and revenue assumptions included in rates. Those costs include not only ongoing operational and financing costs necessary to serve customers, but also the borrowings necessary to support extended payment arrangements that will be an important part of emerging from the COVID-19 pandemic. Duke Energy Carolinas and Duke Energy Progress will continue to track such costs, lost revenues and potential cost savings for future evaluation by the PSCSC.
Additionally, on May 8, 2020, the ORS filed a motion for the PSCSC to solicit comments from utilities and interested stakeholders regarding measures to be taken to mitigate impacts of COVID-19 on utility customers and require recordkeeping. In a detailed motion, the ORS specifically asked the PSCSC to: (1) solicit input from utilities regarding the temporary mitigation measures to address COVID-19; (2) request utilities to inform the PSCSC of the plans utilities have to return to normalized operations; (3) require utilities to track revenue impacts, incremental costs and savings related to COVID-19 and file the findings with the PSCSC on a quarterly basis; and (4) include any other matters that the PSCSC believes should be addressed. The ORS requests that such comments be filed within 30 days of a PSCSC order approving the motion. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million, which represented an approximate 13.6% increase in annual base revenues. The request for rate increase was driven by capital investments subsequent to the previous base rate case, including the William States Lee Combined Cycle Facility, grid improvement projects, AMI, investments in customer service technologies, costs of complying with CCR regulations and the Coal Ash Act and recovery of costs related to licensing and development of the William States Lee III Nuclear Station.
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

On July 20, 2018, the North Carolina Attorney General filed a Notice of Appeal to the North Carolina Supreme Court from the June 22, 2018, Order Accepting Stipulation, Deciding Contested Issues and Requiring Revenue Reduction issued by the NCUC. The Attorney General contends the commission’s order should be reversed and remanded, as it is in excess of the commission’s statutory authority; affected by errors of law; unsupported by competent, material and substantial evidence in view of the entire record as submitted; and arbitrary or capricious. The Sierra Club, North Carolina Sustainable Energy Association, North Carolina Justice Center, North Carolina Housing Coalition, Natural Resource Defense Council and Southern Alliance for Clean Energy also filed Notices of Appeal to the North Carolina Supreme Court. On August 8, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court, which contends the commission’s June 22, 2018, order should be reversed and remanded, as it is affected by errors of law, and is unsupported by substantial evidence with regard to the commission’s failure to consider substantial evidence of coal ash related environmental violations. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Carolinas and Duke Energy Progress appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. On November 29, 2018, the North Carolina Supreme Court adopted a schedule for briefing set forth in the motion to consolidate the Duke Energy Carolinas and Duke Energy Progress appeals. Appellant briefs were filed on April 26, 2019. The Appellee response briefs were filed on September 25, 2019. Oral arguments before the North Carolina Supreme Court were held on March 11, 2020. Duke Energy Carolinas cannot predict the outcome of this matter.
2019 North Carolina Rate Case
On September 30, 2019, Duke Energy Carolinas filed an application with the NCUC for a net rate increase for retail customers of approximately $291 million, which represented an approximate 6% increase in annual base revenues. The gross rate case revenue increase request was $445 million, which was offset by an EDIT rider of $154 million to return to customers North Carolina and federal EDIT resulting from recent reductions in corporate tax rates. The request for rate increase was driven by major capital investments subsequent to the previous base rate case, coal ash pond closure costs, accelerated coal plant depreciation and deferred 2018 storm costs. Duke Energy Carolinas requested rates be effective no later than August 1, 2020. The NCUC established a procedural schedule with an evidentiary hearing to begin on March 23, 2020. On March 16, 2020, in consideration of public health and safety as a result of the COVID-19 pandemic, Duke Energy Carolinas filed a motion with the NCUC seeking a suspension of the procedural schedule in the rate case, including issuing discovery requests, and postponement of the evidentiary hearing for 60 days. Also on March 16, 2020, the NCUC issued an Order Postponing Hearing and Addressing Procedural Matters, which postponed the evidentiary hearing until further order by the commission.
On March 25, 2020, Duke Energy Carolinas and the Public Staff filed an Agreement and Stipulation of Partial Settlement, which is subject to review and approval of the NCUC, resolving certain issues in the base rate proceeding. Major components of the settlement included:

•	Removal of deferred storm costs from the rate case;

•	Filing a petition seeking to securitize the deferred storm costs within 120 days of a commission order in this rate case regarding the reasonableness and prudency of the storm costs;

•	Agreement of certain assumptions to demonstrate the quantifiable benefits to customers of a securitization financing; and

•	Agreement on certain accounting matters, including recovery of employee incentives, severance, aviation costs and executive compensation.
On May 6, 2020, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed a joint motion requesting that the NCUC issue an order scheduling one consolidated evidentiary hearing to consider the companies’ applications for net rate increases. The joint motion suggests, health and safety permitting, that the commission consider the possibility of holding the consolidated hearing in July. If the NCUC grants the joint motion, Duke Energy Carolinas expects the NCUC to issue an order on its net rate increase by the end of the year. Duke Energy Carolinas cannot predict the outcome of this matter.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Carolinas filed an application with the PSCSC for a rate increase for retail customers of approximately $168 million, which represented an approximate 10% increase in retail revenues. The request for rate increase was driven by capital investments and environmental compliance progress made by Duke Energy Carolinas since its previous rate case, including the further implementation of Duke Energy Carolinas’ generation modernization program, which consists of retiring, replacing and upgrading generation plants, investments in customer service technologies and continued investments in base work to maintain its transmission and distribution systems. The request included net tax benefits resulting from the Tax Act of $66 million to reflect the change in ongoing tax expense, primarily from the reduction in the federal income tax rate from 35% to 21%. The request also included $46 million to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change and benefits of $17 million from a reduction in North Carolina state income taxes allocable to South Carolina (EDIT Rider).

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Carolinas also requested approval of its proposed Grid Improvement Plan (GIP), adjustments to its Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $242 million of deferred coal ash related compliance costs, grid investments between rate changes, incremental depreciation expense, a result of new depreciation rates from the depreciation study approved in the 2017 North Carolina Rate Case above, and the balance of development costs associated with the cancellation of the Lee Nuclear Project. Finally, Duke Energy Carolinas sought approval to establish a reserve and accrual for end-of-life nuclear costs for nuclear fuel and materials and supplies. On March 8, 2019, the ORS moved to establish a new and separate hearing docket to review and consider the GIP proposed by Duke Energy Carolinas. Subsequently, on March 12, 2019, the ORS and Duke Energy Carolinas executed a Stipulation resolving the ORS’s motion. The Stipulation provided that costs incurred for the GIP after January 1, 2019, would be deferred with a return, subject to evaluation in a future rate proceeding. The Stipulation was approved by the PSCSC on June 19, 2019. On December 16, 2019, Duke Energy Carolinas and Duke Energy Progress filed a Joint Petition to Establish an Informational Docket for Review and Consideration of Grid Improvement Plans through which Duke Energy Carolinas and Duke Energy Progress would provide interested stakeholders information on the companies' grid activities. The PSCSC requested parties comment on procedural matters by January 31, 2020; accordingly, various groups filed comments, none of which opposed an informational docket. Duke Energy Carolinas cannot predict the outcome of this matter.
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
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Carolinas filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Carolinas were prejudiced by unlawful, arbitrary and capricious rulings by the commission on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Carolinas' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Carolinas filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. On November 20, 2019, the South Carolina Energy Users Committee filed a Notice of Appeal and the ORS filed a Notice of Cross Appeal with the Supreme Court of South Carolina. On February 12, 2020, Duke Energy Carolinas and the ORS filed a joint motion to extend briefing schedule deadlines, which was approved by the Supreme Court of South Carolina on February 20, 2020. On March 10, 2020, the ORS filed a consent motion requesting withdrawal of their appeal. Initial briefs were filed on April 21, 2020. Response briefs and reply briefs are due July 6, 2020, and August 11, 2020, respectively. Also on April 21, 2020, the South Carolina Energy User's Committee filed a brief arguing that the PSCSC erred in allowing Duke Energy Carolinas' recovery of costs related to the Lee Nuclear Station. Based on legal analysis and the filing of the appeal, Duke Energy Carolinas has not recorded an adjustment for its deferred coal ash costs. Duke Energy Carolinas cannot predict the outcome of this matter.
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

On May 15, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court from the NCUC's February 23, 2018, order. The Public Staff contends the NCUC’s order should be reversed and remanded, as it is affected by errors of law, and is unsupported by competent, material and substantial evidence in view of the entire record as submitted. The North Carolina Attorney General and Sierra Club also filed Notices of Appeal to the North Carolina Supreme Court from the February 23, 2018, order. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Progress and Duke Energy Carolinas appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. Appellant briefs were filed on April 26, 2019. The Appellee response briefs were filed on September 25, 2019. Oral arguments before the North Carolina Supreme Court were held on March 11, 2020. Duke Energy Progress cannot predict the outcome of this matter.
2019 North Carolina Rate Case
On October 30, 2019, Duke Energy Progress filed an application with the NCUC for a net rate increase for retail customers of approximately $464 million, which represented an approximate 12.3% increase in annual base revenues. The gross rate case revenue increase request was $586 million, which was offset by riders of $122 million, primarily an EDIT rider of $120 million to return to customers North Carolina and federal EDIT resulting from recent reductions in corporate tax rates. The request for rate increase was driven by major capital investments subsequent to the previous base rate case, coal ash pond closure costs, accelerated coal plant depreciation and deferred 2018 storm costs. Duke Energy Progress seeks to defer and recover incremental Hurricane Dorian storm costs in this proceeding and requests rates be effective no later than September 1, 2020. As a result of the COVID-19 pandemic, on March 24, 2020, the NCUC suspended the procedural schedule and postponed the previously scheduled evidentiary hearing on this matter indefinitely. On April 7, 2020, the NCUC issued an order partially resuming the procedural schedule requiring intervenors to file direct testimony on April 13, 2020. Public Staff filed supplemental direct testimony on April 23, 2020. Duke Energy Progress filed rebuttal testimony on May 4, 2020. On May 6, 2020, Duke Energy Progress, Duke Energy Carolinas and the Public Staff filed a joint motion requesting that the NCUC issue an order scheduling one consolidated evidentiary hearing to consider the companies’ applications for net rate increases. The joint motion suggests, health and safety permitting, that the commission consider the possibility of holding the consolidated hearing in July. If the NCUC grants the joint motion, Duke Energy Progress expects the NCUC to issue an order on its net rate increase by the end of the year. Duke Energy Progress cannot predict the outcome of this matter.
Hurricane Dorian
Hurricane Dorian reached the Carolinas in September 2019 as a Category 2 hurricane making landfall within Duke Energy Progress’ service territory. Approximately 270,000 North Carolina customers and 30,000 South Carolina customers were impacted by the slow-moving storm that brought high winds, tornadoes and heavy rain. With storm-response mobilization occurring in preparation for the storm and the assistance of mutual aid partners, full restoration was accomplished within four days for all customers able to receive service. Total estimated incremental operation and maintenance expenses incurred to repair and restore the system are approximately $177 million with an additional $4 million in capital investments made for restoration efforts. Approximately $151 million and $179 million of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, respectively. A request for an accounting order to defer incremental storm costs associated with Hurricane Dorian was included in Duke Energy Progress' October 30, 2019, general rate case filing with the NCUC. Duke Energy Progress cannot predict the outcome of this matter.
On February 7, 2020, a petition was filed with the PSCSC in the 2019 storm deferrals docket requesting deferral of approximately $22 million in operation and maintenance expenses to an existing storm deferral balance previously approved by the PSCSC. The PSCSC voted to approve the request on March 4, 2020, and issued a final order on April 7, 2020.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Progress filed an application with the PSCSC for a rate increase for retail customers of approximately $59 million, which represented an approximate 10.3% increase in annual base revenues. The request for rate increase was driven by capital investments and environmental compliance progress made by Duke Energy Progress since its previous rate case, including the further implementation of Duke Energy Progress’ generation modernization program, which consists of retiring, replacing and upgrading generation plants, investments in customer service technologies and continued investments in base work to maintain its transmission and distribution systems. The request included a decrease resulting from the Tax Act of $17 million to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35% to 21%. The request also included $10 million to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change (EDIT Rider) and a $12 million increase due to the expiration of EDITs related to reductions in North Carolina state income taxes allocable to South Carolina.
Duke Energy Progress also requested approval of its proposed GIP, approval of a Prepaid Advantage Program and a variety of accounting orders related to ongoing costs for environmental compliance, including recovery over a five-year period of $51 million of deferred coal ash related compliance costs, AMI deployment, grid investments between rate changes and regulatory asset treatment related to the retirement of a generating plant located in Asheville, North Carolina. Finally, Duke Energy Progress sought approval to establish a reserve and accrual for end-of-life nuclear costs for materials and supplies and nuclear fuel. On March 8, 2019, the ORS moved to establish a new and separate hearing docket to review and consider the GIP proposed by Duke Energy Progress. Subsequently, on March 12, 2019, the ORS and Duke Energy Carolinas executed a Stipulation resolving the ORS’s motion, and Duke Energy Progress agreed to the Stipulation, as did other parties in the rate case. The Stipulation provided that costs incurred for the GIP after January 1, 2019, would be deferred with a return, with all costs subject to evaluation in a future rate proceeding, and that Duke Energy Progress would refile for consideration of the GIP in a new docket for resolution by January 1, 2020. The Stipulation was approved by the PSCSC on June 19, 2019. On December 16, 2019, Duke Energy Progress and Duke Energy Carolinas filed a Joint Petition to Establish an Informational Docket for Review and Consideration of Grid Improvement Plans through which Duke Energy Progress and Duke Energy Carolinas would provide interested stakeholders information on the companies' grid activities. The PSCSC requested parties comment on procedural matters by January 31, 2020; accordingly, various groups filed comments, none of which opposed an informational docket. Duke Energy Progress cannot predict the outcome of this matter.

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
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Progress were prejudiced by unlawful, arbitrary and capricious rulings by the commission on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Progress' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses, but allowing additional litigation-related costs. As a result of the Directive allowing litigation-related costs, customer rates were revised effective July 1, 2019. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Progress filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. The ORS filed a Notice of Cross Appeal on November 20, 2019. On February 12, 2020, Duke Energy Progress and the ORS filed a joint motion to extend briefing schedule deadlines, which was approved by the Supreme Court of South Carolina on February 20, 2020. On March 10, 2020, the ORS filed a consent motion requesting withdrawal of their appeal. Initial briefs were filed on April 21, 2020. Response briefs and reply briefs are due July 6, 2020, and August 11, 2020, respectively. Based on legal analysis and the filing of the appeal, Duke Energy Progress has not recorded an adjustment for its deferred coal ash costs. Duke Energy Progress cannot predict the outcome of this matter.
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
Duke Energy Progress retired the 376-MW Asheville coal-fired plant on January 29, 2020, at which time the net book value, including associated ash basin closure costs, of $214 million was transferred from Generation facilities to be retired, net to Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
On March 28, 2016, the NCUC issued an order approving a Certificate of Public Convenience and Necessity (CPCN) for the new combined-cycle natural gas plants with an estimated cost of $893 million, but required Duke Energy Progress to refile for CPCN approval for the contingent simple cycle unit.
On December 27, 2019, Asheville Combined Cycle Power Block 1 and the common systems that serve both combined cycle units went into commercial operation. Power Block 1 consists of the Unit 5 Combustion Turbine and Unit 6 Steam Turbine Generator (which together form the first combined cycle unit approved in the CPCN Order). Power Block 2 consists of the Unit 7 Combustion Turbine and Unit 8 Steam Turbine Generator (which together form the second combined cycle unit approved in the CPCN Order). Duke Energy Progress placed the Unit 7 Combustion Turbine portion of Power Block 2 into commercial operation in simple-cycle mode on January 15, 2020. The Unit 8 Steam Turbine Generator went into commercial operation on April 5, 2020.
On October 8, 2018, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Hot Springs Microgrid Solar and Battery Storage Facility. On March 22, 2019, Duke Energy Progress and the Public Staff filed a Joint Proposed Order. On May 10, 2019, the NCUC issued an Order Granting Certificate of Public Convenience and Necessity with Conditions. On November 19, 2019, Duke Energy Progress filed a semiannual progress report for its Hot Springs Microgrid Solar and Battery Storage Facility. As required by an NCUC order issued December 6, 2019, an updated progress report was filed on January 15, 2020. An evidentiary hearing was held on March 5, 2020. Construction is expected to begin in the second quarter of 2020 with commercial operation expected to begin in December 2020.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Florida
COVID-19 Filings
On March 1, 2020, Governor Ron DeSantis issued Executive Order No. 20-51 directing the State Health Officer of Florida to declare a public health emergency in Florida related to the COVID-19 pandemic. The governor then issued a second Executive Order No. 20-52 on March 9, 2020, in which he declared a state of emergency in Florida and directed the Director of the Division of Emergency Management to implement the state’s Comprehensive Emergency Management Plan. The governor issued additional Executive Orders – Nos. 2020-68, 2020-69, 2020-71, 2020-72 and 2020-83 – in response to the ongoing health care emergency that, among other things, suspended the in-person public meeting requirements for state agencies and local governments and directed the state surgeon general to issue public health advisories to limit potential exposure to COVID-19, advising against gatherings of 10 or more persons. On March 19, 2020, Duke Energy Florida filed a request to modify its tariff to allow it to waive late fees for customers, and on April 6, 2020, the FPSC issued an order approving the request. Duke Energy Florida had already voluntarily waived reconnect fees and credit card fees, and is not disconnecting customers for nonpayment. On April 2, 2020, Duke Energy Florida filed a petition with the FPSC to accelerate a $78 million fuel cost refund to customers in the month of May 2020. Typically, the refund would be made over the course of 2021. The FPSC approved the petition on April 28, 2020.
Storm Restoration Cost Recovery
In October 2018, Duke Energy Florida’s service territory suffered damage when Hurricane Michael made landfall as a Category 5 hurricane with maximum sustained winds of 160 mph. The storm caused catastrophic damage from wind and storm surge, particularly from Panama City Beach to Mexico Beach, resulting in widespread outages and significant damage to transmission and distribution facilities across the central Florida Panhandle. In response to Hurricane Michael, Duke Energy Florida restored service to approximately 72,000 customers. Total estimated incremental operation and maintenance and capital costs are $311 million. Approximately $106 million and $107 million of the costs are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, respectively. Approximately $205 million and $204 million of costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, respectively, representing recoverable costs under the FPSC’s storm rule and Duke Energy Florida's OATT formula rates.
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover the retail portion of estimated incremental storm restoration costs for Hurricane Michael. On June 11, 2019, the FPSC approved the petition for recovery of estimated incremental storm restoration costs related to Hurricane Michael. The FPSC also approved the stipulation Duke Energy Florida filed, which will allow Duke Energy Florida to use the tax savings resulting from the Tax Act to recover these storm costs in lieu of implementing a storm surcharge. Approved storm costs are currently expected to be fully recovered by approximately year-end 2021. On November 22, 2019, Duke Energy Florida filed a petition for approval of actual retail recoverable storm restoration costs related to Hurricane Michael in the amount of $191 million plus interest. An Order Establishing Procedure was issued on January 30, 2020, and hearings are scheduled to begin September 15, 2020. Duke Energy Florida cannot predict the outcome of this matter.
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
On December 19, 2019, Duke Energy Florida filed a petition with the FPSC to recover $169 million, the estimated retail portion of these costs, consistent with the provisions in the 2017 Settlement. On February 24, 2020, the commission approved the request for recovery over a 12-month period with rates effective in March 2020 and subject to true up. The final actual amount will be filed later in 2020 and the FPSC will hold a hearing to determine the final amount of incremental costs. Duke Energy Florida cannot predict the outcome of this matter. Approximately $147 million and $167 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, respectively, representing recoverable costs under the FPSC’s storm rule and Duke Energy Florida's OATT formula rates.
Solar Base Rate Adjustment
On July 31, 2018, Duke Energy Florida petitioned the FPSC to include in base rates the revenue requirements for its first two solar generation projects, the Hamilton Project and the Columbia Project, as authorized by the 2017 Settlement. The Hamilton Project, which was placed into service on December 22, 2018, had an annual retail revenue requirement of $15 million. At its October 30, 2018, Agenda Conference, the FPSC approved the rate increase related to the Hamilton Project to go into effect beginning with the first billing cycle in January 2019 under its file and suspend authority, and revised customer rates became effective in January 2019. On April 2, 2019, the commission approved both solar projects as filed. The Columbia Project, which has a projected annual revenue requirement of $14 million, was placed in service in March 2020 and revised customer rates became effective in April 2020.
On March 25, 2019, Duke Energy Florida petitioned the FPSC to include in base rates the revenue requirements for its next wave of solar generation projects, the Trenton, Lake Placid and DeBary Solar Projects, as authorized by the 2017 Settlement. The annual retail revenue requirement for the Trenton and Lake Placid Projects was $13 million and $8 million, respectively, and they were placed into service in December 2019 with rates taking effect in January 2020. The DeBary Project has a projected annual revenue requirement of $11 million and a projected in-service date in the second quarter of 2020. The associated rate increase would take place with the first month’s billing cycle after each solar generation project goes into service. On July 22, 2019, the FPSC issued an order approving Duke Energy Florida's request.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Crystal River Unit 3 Accelerated Decommissioning Filing
On May 29, 2019, Duke Energy Florida entered into a Decommissioning Services Agreement for the accelerated decommissioning of the Crystal River Unit 3 nuclear power station located in Citrus County, Florida, with ADP CR3, LLC and ADP SF1, LLC, each of which is a wholly owned subsidiary of Accelerated Decommissioning Partners, LLC, a joint venture between NorthStar Group Services, Inc. and Orano USA LLC. Closing of this agreement is contingent upon the approval of the U.S. Nuclear Regulatory Commission (NRC) and FPSC. If approved, the decommissioning will be accelerated starting in 2020 and continuing through 2027, rather than the expected time frame under SAFSTOR of starting in 2067 and ending in 2074. Duke Energy Florida expects that the assets of the Nuclear Decommissioning Trust Fund will be sufficient to cover the contract price. On July 10, 2019, Duke Energy Florida petitioned the FPSC for approval of the agreement. On April 1, 2020, the NRC issued an order approving the license transfer application. Following the NRC order, on April 15, 2020, the FPSC issued its Second Order Modifying Order Establishing Procedure in which hearings are scheduled to begin July 7, 2020. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Ohio
Duke Energy Ohio COVID-19 Filing
In response to the COVID-19 pandemic, on March 9, 2020, Governor Mike DeWine issued Executive Order No. 2020-01D declaring a state of emergency in the State of Ohio. The PUCO issued an order directing utilities to cease disconnections for nonpayment and waive late payment and reconnection fees and to minimize direct customer contact. The PUCO also directed utilities to maintain flexible payment plans and tariff interpretations to assist customers during this crisis and to seek any regulatory waivers, if necessary. In response, Duke Energy Ohio has ceased all disconnections except for safety-related concerns and is waiving late payment and reconnection fees. On March 19, 2020, Duke Energy Ohio filed its compliance plan with the PUCO and sought waiver of several regulations to minimize direct customer contact.
On April 16, 2020, Duke Energy Ohio filed an application for a Reasonable Arrangement to temporarily lower the minimum bill for demand-metered commercial and industrial customers. The proposal is conditioned on full recovery via Duke Energy Ohio's existing Economic Competitiveness Fund Rider (Rider ECF), which has been used by Duke Energy Ohio in the past for other reasonable arrangements with customers. On April 24, 2020, the Staff of the PUCO filed its recommendation finding Duke Energy Ohio’s application is reasonable and that the PUCO should approve it. Duke Energy Ohio cannot predict the outcome of this matter.
On May 11, 2020, Duke Energy Ohio filed with the PUCO a request seeking deferral of incremental costs incurred, as well as specific miscellaneous lost revenues. The request seeks to use existing bad debts and uncollectible riders already in place for both electric and natural gas operations. Duke Energy Ohio would subsequently file for rider recovery at a later date. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky COVID-19
In response to the COVID-19 pandemic, on March 6, 2020, Governor Andy Beshear issued Executive Order No. 2020-215 declaring a state of emergency in the Commonwealth of Kentucky. The KPSC issued an order directing utilities to cease disconnections for nonpayment and waive late payment and reconnection fees. The KPSC also directed utilities to maintain flexible payment plans and tariff interpretations to assist customers during this crisis and to seek any regulatory waivers if necessary. Duke Energy Kentucky had already voluntarily ceased all disconnections except for safety-related concerns and was waiving late payment and reconnection fees.
2017 Electric Security Plan Filing
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an ESP. On February 15, 2018, the procedural schedule was suspended to facilitate ongoing settlement discussions. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases pending before the PUCO, including, but not limited to, its Electric Base Rate Case. Additionally, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation and Recommendation (Stipulation) with the PUCO resolving certain issues in this proceeding. The term of the ESP would be from June 1, 2018, to May 31, 2025, and included continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and proposed new rider mechanisms relating to regulatory mandates, costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. The Stipulation established a regulatory model for the next seven years via the approval of the ESP and continued the current model for procuring supply for non-shopping customers, including recovery mechanisms. On December 19, 2018, the PUCO approved the Stipulation without material modification. Several parties, including the Office of the Ohio Consumers' Counsel (OCC), filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. The PUCO issued its Second Entry on Rehearing on July 17, 2019, upholding its December 19, 2018 order and denying all assignments of error raised by the non-stipulating parties. On October 11, 2019, the OCC filed its Third Application for Rehearing arguing the PUCO erred in finding OCC’s Second Application for Rehearing as improper. Duke Energy Ohio filed its Memorandum Contra on October 21, 2019. The PUCO denied OCC's Third Application for Rehearing as a matter of law. On September 13, 2019, Interstate Gas Supply/Retail Supply Association filed appeals to the Supreme Court of Ohio claiming the PUCO’s order was in error because it approved unsupported charges to competitive suppliers and cost subsidies shopping customers pay for non-shopping customers. On September 16, 2019, the OCC filed an appeal challenging the PUCO’s approval of OVEC recovery through Duke Energy Ohio's Price Stability Rider (Rider PSR) alleging the FPA pre-empts the commission’s jurisdiction and that the record does not support finding that Rider PSR results in a limitation on shopping. Appellant briefs were filed on January 6, 2020. Appellee briefs were scheduled to be filed on March 16, 2020. On March 13, 2020, the Supreme Court of Ohio granted OCC's motion to withdraw its appeal related to OVEC recovery. On April 22, 2020, the Supreme Court of Ohio dismissed all remaining appeals of PUCO's December 19, 2018 order approving the stipulation. The case has been resolved.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio requested an estimated annual increase of approximately $15 million and a return on equity of 10.4%. The application also included requests to continue certain current riders and establish new riders. On September 26, 2017, the PUCO staff filed a report recommending a revenue decrease between approximately $18 million and $29 million and a return on equity between 9.22% and 10.24%. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases pending before the PUCO. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO resolving numerous issues including those in this base rate proceeding. Major components of the Stipulation related to the base distribution rate case included a $19 million decrease in annual base distribution revenue with a return on equity unchanged from the current rate of 9.84% based upon a capital structure of 50.75% equity and 49.25% debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ended as these costs would be recovered through base rates. The Stipulation also renewed 14 existing riders, some of which were included in the company's ESP, and added two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the PowerForward Rider to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, began to reflect the lower federal income tax rate associated with the Tax Act with updates to customers’ bills beginning April 1, 2018. This change reduced electric revenue by approximately $20 million on an annualized basis. On December 19, 2018, the PUCO approved the Stipulation without material modification. New base rates were implemented effective January 2, 2019. Several parties, including the OCC, filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. The PUCO issued its Second Entry on Rehearing on July 17, 2019, upholding its December 19, 2018 order and denying all assignments of error raised by the non-stipulating parties. On October 11, 2019, the OCC filed its Third Application for Rehearing arguing the PUCO erred in finding OCC’s Second Application for Rehearing as improper. Duke Energy Ohio filed its Memorandum Contra on October 21, 2019. The PUCO denied OCC's Third Application for Rehearing as a matter of law. On September 13, 2019, Interstate Gas Supply/Retail Supply Association filed appeals to the Supreme Court of Ohio claiming the PUCO’s order was in error because it approved unsupported charges to competitive suppliers and cost subsidies shopping customers pay for non-shopping customers. On September 16, 2019, the OCC filed an appeal challenging the PUCO’s approval of OVEC recovery through Rider PSR alleging the FPA pre-empts the commission’s jurisdiction and that the record does not support finding that Rider PSR results in a limitation on shopping. Appellant briefs were filed on January 6, 2020. Appellee briefs were scheduled to be filed on March 16, 2020. On March 13, 2020, the Supreme Court of Ohio granted OCC's motion to withdraw its appeal related to OVEC recovery. On April 22, 2020, the Supreme Court of Ohio dismissed all remaining appeals of PUCO's December 19, 2018 order approving the stipulation. The case has been resolved.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing Rider PSR to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. Duke Energy Ohio sought deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR were put into effect. On April 13, 2018, Duke Energy Ohio filed a Motion to consolidate this proceeding with several other cases currently pending before the PUCO. Also, on April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation with the PUCO resolving numerous issues including those related to Rider PSR. The Stipulation activated Rider PSR for recovery of net costs incurred from January 1, 2018, through May 2025. On December 19, 2018, the PUCO approved the Stipulation without material modification. The PSR rider became effective April 1, 2019. Several parties, including the OCC, filed applications for rehearing. On February 6, 2019, the PUCO granted the parties rehearing. The PUCO issued its Second Entry on Rehearing on July 17, 2019, upholding its December 19, 2018 order and denying all assignments of error raised by the non-stipulating parties. On October 11, 2019, the OCC filed its Third Application for Rehearing arguing the PUCO erred in finding OCC’s Second Application for Rehearing as improper. Duke Energy Ohio filed its Memorandum Contra on October 21, 2019. The PUCO denied OCC's Third Application for Rehearing as a matter of law. On September 13, 2019, Interstate Gas Supply/Retail Supply Association filed appeals to the Supreme Court of Ohio claiming the PUCO’s order was in error because it approved unsupported charges to competitive suppliers and cost subsidies shopping customers pay for non-shopping customers. On September 16, 2019, the OCC filed an appeal challenging the PUCO’s approval of OVEC recovery through Rider PSR alleging the FPA pre-empts the commission’s jurisdiction and that the record does not support finding that Rider PSR results in a limitation on shopping. Appellant briefs were filed on January 6, 2020. Appellee briefs were scheduled to be filed on March 16, 2020. On March 13, 2020, the Supreme Court of Ohio granted OCC's motion to withdraw its appeal related to OVEC recovery. On April 22, 2020, the Supreme Court of Ohio dismissed all remaining appeals of PUCO's December 19, 2018 order approving the stipulation. The case has been resolved.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. The PUCO approved Duke Energy Ohio’s application but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed upon by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor. On January 6, 2016, Duke Energy Ohio and the PUCO Staff entered into a stipulation, pending the PUCO's approval, to resolve issues related to performance incentives and the PUCO Staff audit of 2013 costs, among other issues. In December 2015, based upon the stipulation, Duke Energy Ohio re-established approximately $20 million of the revenues that had been previously reversed. On October 26, 2016, the PUCO issued an order approving the stipulation without modification. In December 2016, the PUCO granted the intervenors request for rehearing for the purpose of further review. On April 10, 2019, the PUCO issued an Entry on Rehearing denying the rehearing applications. On February 26, 2020, the PUCO issued an order directing utilities to wind down their demand-side management programs by September 30, 2020, and to terminate the programs by December 31, 2020, in response to changes in Ohio law that eliminated Ohio's energy efficiency mandates. On March 27, 2020, Duke Energy Ohio filed an Application for Rehearing seeking clarification on the final true-up and reconciliation process after 2020. On April 22, 2020, the PUCO granted rehearing for further consideration.
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
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC). On January 20, 2017, Duke Energy Ohio filed an amended application with the Ohio Power Siting Board (OPSB) for approval of one of two proposed routes. A public hearing was held on June 15, 2017. In April 2018, Duke Energy Ohio filed a motion with OPSB to establish a procedural schedule and filed supplemental information supporting its application. On December 18, 2018, the OPSB established a procedural schedule that included a local public hearing on March 21, 2019. An evidentiary hearing began on April 9, 2019, and concluded on April 11, 2019. Briefs were filed on May 13, 2019, and reply briefs were filed on June 10, 2019. On November 21, 2019, the OPSB approved Duke Energy Ohio's application subject to 41 conditions on construction. Applications for rehearing were filed by several stakeholders on December 23, 2019, arguing that the OPSB approval was incorrect. Duke Energy Ohio filed a memorandum contra on January 2, 2020. On February 20, 2020, the OPSB denied the rehearing requests. Construction of the pipeline extension is expected to be completed before the 2021/2022 winter season. On April 15, 2020, Joint Appellants filed a notice of appeal at the Supreme Court of Ohio of the OPSB’s decision approving Duke Energy Ohio’s Central Corridor application. On April 16, 2020, several of the Joint Appellants filed a motion for a Stay asking the court to suspend the OPSB’s order. On April 27, 2020, Duke Energy Ohio and the OPSB each filed a motion in opposition to the Stay. If the Stay is granted, Duke Energy Ohio cannot continue working during the appeal process. Duke Energy Ohio cannot predict the outcome of this matter.
2012 Natural Gas Rate Case/MGP Cost Recovery
As part of its 2012 natural gas base rate case, Duke Energy Ohio has approval to defer and recover costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio has made annual applications for recovery of these deferred costs. Duke Energy Ohio has collected approximately $55 million in environmental remediation costs between 2009 through 2012 through a separate rider, Rider MGP, which is currently suspended. Duke Energy Ohio has made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas rate case. To date, the PUCO has not ruled on Duke Energy Ohio’s annual applications for the calendar years 2013 through 2017. On September 28, 2018, the staff of the PUCO issued a report recommending a disallowance of approximately $12 million of the $26 million in MGP remediation costs incurred between 2013 through 2017 that staff believes are not eligible for recovery. Staff interprets the PUCO’s 2012 Order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. On October 30, 2018, Duke Energy Ohio filed reply comments objecting to the staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. To date, the PUCO has not ruled on Duke Energy Ohio’s applications. On March 29, 2019, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2018 seeking recovery of approximately $20 million in remediation costs. On July 12, 2019, the staff recommended a disallowance of approximately $11 million for work that staff believes occurred in areas not authorized for recovery. Additionally, staff recommended that any discussion pertaining to Duke Energy Ohio's recovery of ongoing MGP costs should be directly tied to or netted against insurance proceeds collected by Duke Energy Ohio. An evidentiary hearing began on November 18, 2019, and concluded on November 21, 2019. Initial briefs were filed on January 17, 2020, and reply briefs were filed on February 14, 2020. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On March 31, 2020, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2019 seeking recovery of approximately $39 million in remediation costs incurred during 2019. Duke Energy Ohio cannot predict the outcome of this matter.
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
Duke Energy Kentucky Electric Base Rate Case
On September 3, 2019, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $46 million, which represents an approximate 12.5% increase across all customer classes. The request for rate increase is driven by increased investment in utility plant since the last electric base rate case in 2017. Duke Energy Kentucky seeks to implement a Storm Deferral Mechanism that will enable Duke Energy Kentucky to defer actual costs incurred for major storms that are over or under amounts in base rates. In response to large customers’ desire to have access to renewable resources, Duke Energy Kentucky is proposing a Green Source Advantage tariff designed for those large customers that wish to invest in renewable energy resources to meet sustainability goals. Duke Energy Kentucky is proposing an electric vehicle (EV) infrastructure pilot and modest incentives to assist customers in investing in EV technologies. Additionally, Duke Energy Kentucky is proposing to build an approximate 3.4-MW distribution battery energy storage system to be attached to Duke Energy Kentucky’s distribution system providing frequency regulation and enhanced reliability to Kentucky customers. The commission issued a procedural schedule with two rounds of discovery and opportunities for intervenor and rebuttal testimony. The Kentucky Attorney General filed its testimony recommending an increase of approximately $26 million. On January 31, 2020, Duke Energy Kentucky filed rebuttal testimony updating its rate increase calculations to approximately $44 million. Hearings were held on February 19-20, 2020, with briefing completed March 20, 2020. On April 27, 2020, the KPSC issued its decision approving a $24 million increase for Duke Energy Kentucky with a 9.25% return on equity. The KPSC denied Duke Energy Kentucky’s major storm deferral mechanism and EV and battery storage pilots. The KPSC approved Duke Energy Kentucky’s Green Source Advantage tariff. New customer rates were effective on May 1, 2020. Duke Energy Kentucky is evaluating the order and whether to seek rehearing. Duke Energy Kentucky cannot predict the outcome of this matter.
Duke Energy Indiana
COVID-19
In response to the COVID-19 pandemic, on March 6, 2020, Governor Eric Holcomb issued Executive Order No. 20-02, which by law expired in 30 days unless extended, declaring a public health disaster emergency in the state of Indiana. On April 3, 2020, the governor then issued Executive Order No. 20-17 which renewed the public health disaster emergency declaration for an additional 30 days to May 5, 2020. On May 1, 2020, Executive Order No, 20-25 further renewed the public health disaster emergency an additional 30 days to June 4, 2020. All other Executive Orders issued since March 6, 2020, (Nos. 20-04 – 20-16) were renewed for the same 30-day period, provided they were supplements to Executive Order No. 20-02. Executive Order No. 20-05 was issued on March 19, 2020, requiring utilities in the state to suspend disconnections of utility service. Duke Energy Indiana had already voluntarily suspended all disconnections and is waiving late payment fees and check return fees. The utility is also waiving credit card fees for residential customers.
On May 8, 2020, Duke Energy Indiana, along with other Indiana utilities, filed a request with the IURC for approval of deferral treatment for costs and revenue reductions associated with the COVID-19 pandemic. The utilities requested initial deferral approval in July 2020, with individual subdockets for each utility to be established for consideration of utility-specific cost and revenue impacts, cost recovery timing and customer payment plans. The same day, the Indiana Office of Utility Consumer Counselor filed a petition asking the IURC to continue to suspend disconnections, allow the utilities accounting deferrals and require tacking of cost savings. Duke Energy Indiana cannot predict the outcome of thIs matter.
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC, its first general rate case in 16 years, for a rate increase for retail customers of approximately $395 million. The request for rate increase is driven by strategic investments to generate cleaner electricity, improve reliability and serve a growing customer base. The request is premised upon a Duke Energy Indiana rate base of $10.2 billion as of December 31, 2018, and adjusted for projected changes through December 31, 2020. On September 9, 2019, Duke Energy Indiana revised its revenue request from $395 million to $393 million and filed updated testimony for the Retail Rate Case. The updated filing reflects a clarification in the presentation of Utility Receipts Tax, a $2 million reduction in the revenue requirement for revenues that will remain in riders and changes to allocation of revenue requirements within rate classes. The Utility Receipts Tax is currently embedded in base rates and rider rates. The proposed treatment is to include the Utility Receipts Tax as a line item on the customer bill rather than included in rates. The request is an approximate 15% increase in retail revenues and approximately 17% when including estimated Utility Receipts Tax. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020, and rates are expected to be effective mid-2020. Duke Energy Indiana cannot predict the outcome of these matters.
The IURC determined to take two issues out of the rate case and place them in separate subdocket proceedings due to the complexity of the rate case. The commission moved the request for approval of an electric transportation pilot and future coal ash recovery issues to separate subdockets. Coal ash expenditures prior to 2019 are still included in the rate case. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing is scheduled to begin on September 14, 2020, and an order is expected in the first quarter of 2021. Duke Energy Indiana cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Piedmont
COVID-19 Filings
North Carolina
On March 10, 2020, Governor Roy Cooper issued Executive Order No. 116 declaring a state of emergency due to the COVID-19 pandemic. In an effort to help mitigate the financial impacts of the COVID-19 pandemic on their customers, on March 19, 2020, Piedmont filed a request with the NCUC seeking authorization to waive: (1) any late payment charges incurred by a residential or nonresidential customer, effective March 21, 2020; (2) the application of fees for checks returned for insufficient funds for residential and nonresidential customers; (3) the reconnection charge when a residential or nonresidential customer seeks to have service restored for those customers whose service was recently disconnected for nonpayment and to work with customers regarding the other requirements to restore service, including re-establishment of credit; and (4) the fees and charges associated with the use of credit cards or debit cards to pay residential electric utility bills, effective March 21, 2020. The NCUC granted Piedmont’s request on March 20, 2020.
On March 31, 2020, the governor issued Executive Order No. 124, which, in addition to requiring the steps in the NCUC order noted above, stated that nothing in Executive Order No. 124 shall relieve a customer of its obligation to pay bills for receipt of utility services provided. Executive Order No. 124 remains in effect for 60 days unless otherwise rescinded or replaced with a superseding Executive Order.
South Carolina
On March 13, 2020, Governor Henry McMaster issued Executive Order No. 2020-08 declaring a state of emergency due to the COVID-19 pandemic. The governor also issued a letter on March 14, 2020, to the ORS Executive Director regarding the suspension of disconnection of essential utility services for nonpayment. On March 16, 2020, citing the governor’s letter, the ORS filed a request asking the PSCSC to grant waivers so that utilities could suspend disconnections of utility services for nonpayment. Piedmont supported such motion. On March 18, 2020, the PSCSC issued an order approving such waivers, and also approved waivers for regulations related to late fees and reconnect fees. The PSCSC's order also required utilities to track the financial impacts of actions taken pursuant to such waivers for possible reporting to the PSCSC.
On April 30, 2020, the ORS requested the PSCSC grant a waiver of the applicable regulations to allow customers the flexibility to obtain deferred payment plans longer than 6 months for past-due amounts. On May 5, 2020, Piedmont filed responsive comments stating that while utility bills will remain due, Piedmont does not plan to immediately reinstitute disconnection upon the expiration of the state of emergency and intends to work through a potential grace period as economic recovery begins. Piedmont also concurred with the observation of the ORS that reduced usage is impacting the fixed cost recovery and revenue assumptions included in rates. Those costs include not only ongoing operational and financing costs necessary to serve customers, but also the borrowings necessary to support extended payment arrangements that will be an important part of emerging from the COVID-19 pandemic. Piedmont will continue to track such costs, lost revenues and potential cost savings for future evaluation by the PSCSC.
Additionally, on May 8, 2020, the ORS filed a motion for the PSCSC to solicit comments from utilities and interested stakeholders regarding measures to be taken to mitigate impacts of COVID-19 on utility customers and require recordkeeping. In a detailed motion, the ORS specifically asked the PSCSC to: (1) solicit input from utilities regarding the temporary mitigation measures to address COVID-19; (2) request utilities to inform the PSCSC of the plans utilities have to return to normalized operations; (3) require utilities to track revenue impacts, incremental costs and savings related to COVID-19 and file the findings with the PSCSC on a quarterly basis; and (4) include any other matters that the PSCSC believes should be addressed. The ORS requests that such comments be filed within 30 days of a PSCSC order approving the motion. Piedmont cannot predict the outcome of this matter.
Tennessee
On March 12, 2020, Governor Bill Lee issued Executive Order No. 14 declaring a state of emergency due to the COVID-19 pandemic. In an effort to help mitigate the financial impacts of the COVID-19 pandemic on their customers, on March 20, 2020, Piedmont filed a request with the TPUC seeking authorization to waive, effective March 21, 2020: (1) any late payment charges incurred by a residential or nonresidential customer; (2) the application of fees for checks returned for insufficient funds for residential and nonresidential customers; and (3) the reconnection charge when a residential or nonresidential customer seeks to have service restored for those customers whose service was recently disconnected for nonpayment and to work with customers regarding the other requirements to restore service, including re-establishment of credit. The TPUC granted Piedmont’s request by Order issued March 31,2020. The Order also stated that customers were not relieved of their obligation to pay for utility services received.
North Carolina Integrity Management Rider Filing
In April 2020, Piedmont filed a petition with the NCUC under the IMR mechanism to collect an additional $15 million in annual revenues, effective June 2020, based on the eligible capital investments closed to integrity and safety projects over the six-month period ending March 31, 2020. Piedmont cannot predict the outcome of this matter.
Tennessee Integrity Management Rider Filing
In November 2019, Piedmont filed a petition with the TPUC under the IMR mechanism to collect an additional $2 million in annual revenues, effective January 2020, based on the eligible capital investments closed to integrity and safety projects over the 12-month period ending October 31, 2019. An evidentiary hearing occurred on May 11, 2020. Upon approval from the TPUC, the revenue adjustment will be implemented, retroactive to January 2020. Piedmont cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

OTHER REGULATORY MATTERS
Atlantic Coast Pipeline, LLC
On September 2, 2014, Duke Energy, Dominion Energy, Inc. (Dominion), Piedmont and Southern Company Gas announced the formation of Atlantic Coast Pipeline, LLC (ACP) to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline is designed to meet, in part, the needs identified by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion will be responsible for building and operating the ACP pipeline and holds a leading ownership percentage in ACP of 53%, following the purchase in March 2020 of Southern Company Gas' 5% ownership interest. Duke Energy owns a 47% interest, which is accounted for as an equity method investment through its Gas Utilities and Infrastructure segment. See Note 11 for additional information related to Duke Energy's ownership interest. Duke Energy Carolinas, Duke Energy Progress and Piedmont, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval.
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
ACP is the subject of challenges in state and federal courts and agencies, including, among others, challenges of the project’s biological opinion (BiOp) and incidental take statement (ITS), crossings of the Blue Ridge Parkway, the Appalachian Trail, and the Monongahela and George Washington National Forests, the project’s U.S. Army Corps of Engineers (USACE) 404 permit, the project's air permit for a compressor station at Buckingham, Virginia, the FERC Environmental Impact Statement order and the FERC order approving the Certificate of Public Convenience and Necessity. Each of these challenges alleges non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the project is permitted to proceed. Since December 2018, notable developments in these challenges include a stay in December 2018 issued by the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) and the same court's July 26, 2019, vacatur of the project's BiOp and ITS (which stay and subsequent vacatur halted most project construction activity), a Fourth Circuit decision vacating the project's permits to cross the Monongahela and George Washington National Forests and the Appalachian Trail, the Fourth Circuit's remand to USACE of ACP's Huntington District 404 verification, the Fourth Circuit’s remand to the National Park Service of ACP’s Blue Ridge Parkway right-of-way and the most recent vacatur of the air permit for a compressor station at Buckingham, Virginia. ACP is vigorously defending these challenges and coordinating with the federal and state authorities which are the direct parties to the challenges. The Solicitor General of the United States and ACP filed petitions for certiorari to the Supreme Court of the United States on June 25, 2019, regarding the Appalachian Trail crossing and certiorari was granted on October 4, 2019. The Supreme Court hearing took place on February 24, 2020, and a ruling is expected in the second quarter of 2020.
In anticipation of the Fourth Circuit's vacatur of the BiOp and ITS, ACP and the FWS commenced work in mid-May of 2019 to set the basis for a reissued BiOp and ITS. On February 10, 2020, the FERC issued a letter to FWS requesting the re-initiation of formal consultation in support of reissuing the BiOp and ITS, and on April 14, 2020, ACP submitted the Biological Assessment, which may form the foundation for FWS' BiOp. ACP continues coordinating and working with FWS and other parties in preparation for a reissuance of the BiOp and ITS.
ACP triggered the Adverse Government Actions (AGA) clause of its agreements with its customers in December 2019. Formal negotiations have resulted in agreement on material terms, such as updated pricing and construction milestones. The modified customer agreements are expected to be executed by the third quarter of 2020.
On April 15, 2020, the United States District Court for the District of Montana granted partial summary judgment in favor of the plaintiffs in Northern Plains Resource Council v. U.S. Army Corps of Engineers (Northern Plains), vacating USACE’s Nationwide Permit 12 (NWP 12) and remanding it to USACE for consultation under the Endangered Species Act (ESA) of 1973. In Northern Plains, the court ruled that NWP 12 was unlawful because USACE did not consult under the ESA with the FWS and/or National Marine Fisheries Service prior to NWP 12’s reissuance in 2017. Because NWP 12 has been vacated and its application enjoined, USACE currently has suspended verification of any new or pending applications under NWP 12 until further court action clarifies the situation. ACP is reviewing the potential impact of this ruling to its own reliance on NWP 12 for small water body crossings along the pipeline route, as well as potential mitigation measures.
Given the legal challenges and ongoing discussions with customers, ACP expects the project to enter full in-service in the first half of 2022.
The delays resulting from the legal challenges described above have also impacted the cost for the project. Project cost is approximately $8 billion, excluding financing costs. This estimate is based on the current facts available around construction costs and timelines, and is subject to future changes as those facts develop. Abnormal weather, work delays (including delays due to judicial or regulatory action or COVID-19 social distancing) and other conditions may result in cost or schedule modifications, a suspension of AFUDC for ACP and/or impairment charges potentially material to Duke Energy's cash flows, financial position and results of operations.
Duke Energy’s investment in ACP was $1.2 billion at March 31, 2020. Duke Energy evaluated this investment for impairment at March 31, 2020, and December 31, 2019, and determined that fair value approximated carrying value and therefore no impairment was necessary. Duke Energy also has a guarantee agreement supporting its share of the ACP revolving credit facility. Duke Energy’s maximum exposure to loss under the terms of the guarantee is $845 million, which represents 47% of the outstanding borrowings under the credit facility as of March 31, 2020. See Note 13 for additional information.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Constitution Pipeline Company, LLC
Duke Energy owned a 24% ownership interest in Constitution, which was accounted for as an equity method investment. Constitution was a natural gas pipeline project slated to transport natural gas supplies from the Marcellus supply region in northern Pennsylvania to major northeastern markets. The pipeline was to be constructed and operated by Williams Partners L.P., which had a 41% ownership share. The remaining interest was held by Cabot Oil and Gas Corporation and WGL Holdings, Inc. In December 2014, Constitution received approval from the FERC to construct and operate the proposed pipeline. However, since April 2016, Constitution had stopped construction and discontinued capitalization of future development costs due to permitting delays and adverse rulings by regulatory agencies and courts.
In late 2019, Constitution determined that its principal shipper would not agree to an amended precedent agreement. Without such an amendment, the project would no longer be viable and, as of February 5, 2020, the Constitution partners formally resolved to initiate the dissolution of Constitution, and to terminate the Constitution Pipeline project. See Note 11 for additional information related to ownership interest and carrying value of the investment. Williams Partners L.P., as project Operator, is currently working to liquidate the project's assets.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2020, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$149
Duke Energy Indiana
Gallagher Units 2 and 4(b)	280	118
Gibson Units 1-5(c)	3,132	1,708
Cayuga Units 1-2(c)	1,005	964
Total Duke Energy	5,002	$2,939

(a)	Duke Energy Carolinas will retire Allen Steam Station Units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters.

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
Duke Energy Carolinas and Duke Energy Progress are evaluating the potential for coal-fired generating unit retirements with a net carrying value of approximately $707 million and $1.2 billion, respectively, included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2020.
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

	Three Months Ended March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at beginning of period	$58	$11	$16	$4	$9	$19	$4	$8
Provisions/adjustments	3	—	—	1	—	1	1	—
Cash reductions	(3)	(1)	(1)	—	—	(1)	—	—
Balance at end of period	$58	$10	$15	$5	$9	$19	$5	$8

Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$58
Duke Energy Carolinas	11
Duke Energy Ohio	41
Piedmont	2
LITIGATION
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Superior Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. Despite a stay of the litigation from May 2019 through September 2019 to allow the parties to discuss potential resolution, no resolution was reached, and litigation resumed. In February and March 2020, the court heard arguments on numerous cross motions filed by the parties to seek legal determinations concerning several insurance related defenses raised by the insurance providers. Trial is scheduled for February 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2020, there were 118 asserted claims for non-malignant cases with cumulative relief sought of up to $30 million, and 51 asserted claims for malignant cases with cumulative relief sought of up to $17 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Duke Energy Carolinas has recognized asbestos-related reserves of $596 million at March 31, 2020, and $604 million at December 31, 2019. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2039 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2039 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $747 million in excess of the self-insured retention. Receivables for insurance recoveries were $742 million at March 31, 2020, and $742 million at December 31, 2019. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
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
Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication (the court) challenging the Indiana Department of Environmental Management’s December 10, 2019, partial approval of Duke Energy Indiana’s ash pond closure plan. On March 11, 2020, Duke Energy Indiana filed a Motion to Dismiss. On May 5, 2020, the court entered an order denying that motion. The court will schedule a trial on the merits for a future date. Duke Energy Indiana cannot predict the outcome of this matter.
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

(in millions)	March 31, 2020	December 31, 2019
Reserves for Legal Matters
Duke Energy	$61	$62
Duke Energy Carolinas	3	2
Progress Energy	52	55
Duke Energy Progress	9	12
Duke Energy Florida	23	22
Piedmont	1	1

OTHER COMMITMENTS AND CONTINGENCIES
General
As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These guarantees involve elements of performance and credit risk, which are not fully recognized on the Condensed Consolidated Balance Sheets and have uncapped maximum potential payments. However, the Duke Energy Registrants do not believe these guarantees will have a material effect on their results of operations, cash flows or financial position.

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
As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The reserve for credit losses for insurance receivables based on adoption of the new standard is $15 million for Duke Energy and Duke Energy Carolinas. Insurance receivables are evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
The reserve for credit losses for financial guarantees based on adoption of the new standard is $99 million for Duke Energy. Management considers financial guarantees for evaluation under this standard based on the anticipated amount outstanding at the time of default. The reserve for credit losses is based on the evaluation of the contingent components of financial guarantees. Management evaluates the risk of default, exposure and length of time remaining in the period for each contract.
5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

				Three Months Ended March 31, 2020
					Duke	Duke	Duke
	Maturity	Interest		Duke	Energy	Energy	Energy
Issuance Date	Date	Rate		Energy	(Parent)	Carolinas	Indiana
Unsecured Debt
March 2020(a)	March 2021	1.400%	(b)	$1,688	$1,688	$—	$—
First Mortgage Bonds
January 2020(c)	February 2030	2.450%		500	—	500	—
January 2020(c)	August 2049	3.200%		400	—	400	—
March 2020(d)	April 2050	2.750%		550	—	—	550
Total issuances				$3,138	$1,688	$900	$550

(a)
Debt issued in response to market volatility concerns related to the COVID-19 pandemic. Refer to Note 1 for additional information on the COVID-19 pandemic. Proceeds will be used to reduce outstanding commercial paper and for general corporate purposes.

(b)	Debt issuance has a floating interest rate.

(c)	Debt issued to repay at maturity $450 million first mortgage bonds due June 2020 and for general corporate purposes.

(d)	Debt issued to repay at maturity $500 million first mortgage bonds due July 2020 and to pay down short-term debt.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		March 31, 2020
Unsecured Debt
Duke Energy (Parent)	June 2020	2.100%		$330
Duke Energy Progress	December 2020	2.292%	(a)	700
Progress Energy, Inc	January 2021	4.400%		500
Duke Energy (Parent)	March 2021	1.400%	(a)	1,688
First Mortgage Bonds
Duke Energy Florida	April 2020	4.550%		250
Duke Energy Carolinas	June 2020	4.300%		450
Duke Energy Indiana	July 2020	3.750%		500
Duke Energy Progress	September 2020	1.076%	(a)	300
Other(b)				359
Current maturities of long-term debt				$5,077

(a)    Debt issuance has a floating interest rate.
(b)    Includes finance lease obligations, amortizing debt and small bullet maturities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

AVAILABLE CREDIT FACILITIES
Master Credit Facility
In March 2020, Duke Energy amended its existing $8 billion Master Credit Facility to extend the termination date to March 2025. The Duke Energy Registrants, excluding Progress Energy, have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. This requirement expires on May 15, 2020.
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	March 31, 2020
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,500	$1,250	$800	$600	$600	$600
Reduction to backstop issuances
Commercial paper(b)	(2,540)	(1,140)	(300)	(275)	(167)	(243)	(150)	(265)
Outstanding letters of credit	(49)	(42)	(4)	(2)	—	—	—	(1)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—	—
Available capacity under the Master Credit Facility	$4,830	$1,468	$946	$723	$633	$357	$369	$334

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Other Credit Facilities

	March 31, 2020
(in millions)	Facility size	Amount drawn
Duke Energy (Parent) Three-Year Revolving Credit Facility(a)	$1,000	$1,000
Duke Energy Progress Term Loan Facility	700	700

(a)	In March 2020, Duke Energy (Parent) drew down the remaining $500 million.
6. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2020, and December 31, 2019.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2020, and December 31, 2019.

FINANCIAL STATEMENTS	GOODWILL

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

	Three Months Ended March 31,
(in millions)	2020	2019
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$134	$212
Indemnification coverages(b)	5	5
Joint Dispatch Agreement (JDA) revenue(c)	7	23
JDA expense(c)	24	93
Intercompany natural gas purchases(d)	6	4
Progress Energy
Corporate governance and shared service expenses(a)	$146	$176
Indemnification coverages(b)	9	9
JDA revenue(c)	24	93
JDA expense(c)	7	23
Intercompany natural gas purchases(d)	19	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$75	$106
Indemnification coverages(b)	4	4
JDA revenue(c)	24	93
JDA expense(c)	7	23
Intercompany natural gas purchases(d)	19	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$71	$70
Indemnification coverages(b)	5	5
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$84	$85
Indemnification coverages(b)	1	1
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$106	$97
Indemnification coverages(b)	2	2
Piedmont
Corporate governance and shared service expenses(a)	$34	$32
Indemnification coverages(b)	1	1
Intercompany natural gas sales(d)	25	23
Natural gas storage and transportation costs(e)	6	5

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS

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

(e)
Piedmont has related party transactions as a customer of its equity method investments in Pine Needle LNG Company, LLC, Hardy Storage Company, LLC and Cardinal Pipeline Company, LLC natural gas storage and transportation facilities. These expenses are included in Cost of natural gas on Piedmont's Condensed Consolidated Statements of Operations and Comprehensive Income.

In addition to the amounts presented above, the Subsidiary Registrants have other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions, such as pipeline lease arrangements, and their proportionate share of certain charged expenses. These transactions of the Subsidiary Registrants are incurred in the ordinary course of business and are eliminated in consolidation.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2020
Intercompany income tax receivable	$—	$114	$1	$4	$—	$—	$—
Intercompany income tax payable	44	—	—	—	—	6	10

December 31, 2019
Intercompany income tax receivable	$—	$125	$28	$—	$9	$28	$13
Intercompany income tax payable	5	—	—	2	—	—	—

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

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020, and 2019, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business and forward-starting interest rate swaps not accounted for under regulatory accounting.
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
The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	March 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$991	$—	$—	$—	$—	$—
Undesignated contracts	2,027	400	1,600	1,050	550	27
Total notional amount(a)	$3,018	$400	$1,600	$1,050	$550	$27

	December 31, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$993	$—	$—	$—	$—	$—
Undesignated contracts	1,277	450	800	250	550	27
Total notional amount(a)	$2,270	$450	$800	$250	$550	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $691 million in cash flow hedges as of March 31, 2020, and $693 million in cash flow hedges as of December 31, 2019.
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

	March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electricity (GWh)	6,737	—	—	—	—	977	5,760	—
Natural gas (millions of dekatherms)	709	145	158	158	—	—	4	402

	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electricity (GWh)	15,858	—	—	—	—	1,887	13,971	—
Natural gas (millions of dekatherms)	704	130	160	160	—	—	3	411

U.S. EQUITY SECURITIES RISK
In May 2019, Duke Energy Florida entered into a Decommissioning Services Agreement for the accelerated decommissioning of Crystal River Unit 3 with ADP CR3, LLC and ADP SF1, LLC. See Note 3 for additional information on the accelerated decommissioning. Duke Energy Florida executed U.S. equity option collars within the NDTF in May 2019 to preserve the U.S. equity portfolio value in the Duke Energy Florida NDTF in the event the accelerated decommissioning is approved. These option collars were executed as a purchase of a put option and the sale of a call option on certain U.S. equity index funds. The put and call options create a collar to guarantee a minimum and maximum investment value for the Duke Energy Florida NDTF U.S. equity portfolio. The put and call options were entered into at zero-cost, with the price to purchase the puts offset entirely by the funds received to sell the calls. As of March 31, 2020, the aggregate notional amount of both the put and call options was 305,000 units in U.S. equity security index funds. The options are not designated as hedging instruments. Substantially all of Duke Energy Florida’s NDTF qualifies for regulatory accounting. With regulatory accounting, the mark-to-market gains or losses on the options are deferred as regulatory liabilities or regulatory assets, respectively. The Duke Energy Florida NDTF liquidated the options in April 2020, and received proceeds of approximately $7 million.

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

Derivative Assets	March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$6	$—	$—	$—	$—	$—	$2	$3
Noncurrent	4	2	1	1	—	1	—	—
Total Derivative Assets – Commodity Contracts	$10	$2	$1	$1	$—	$1	$2	$3
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$3	$—	$3	$3	$—	$—	$—	$—
Noncurrent	1	—	1	1	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$4	$—	$4	$4	$—	$—	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Noncurrent(a)	20	—	20	—	20	—	—	—
Total Derivative Assets – Equity Securities Contracts	$20	$—	$20	$—	$20	$—	$—	$—
Total Derivative Assets	$34	$2	$25	$5	$20	$1	$2	$3

(a)
Equity security contracts are current since they were set to expire in May 2020 but are classified as noncurrent assets on the Condensed Consolidated Balance Sheet because the amount is presented within the NDTF.

Derivative Liabilities	March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$79	$40	$31	$31	$—	$—	$—	$8
Noncurrent	130	11	35	20	—	—	—	83
Total Derivative Liabilities – Commodity Contracts	$209	$51	$66	$51	$—	$—	$—	$91
Interest Rate Contracts
Designated as Hedging Instruments
Current	$69	$—	$—	$—	$—	$—	$—	$—
Noncurrent	54	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	30	—	29	—	29	1	—	—
Noncurrent	28	23	—	—	—	6	—	—
Total Derivative Liabilities – Interest Rate Contracts	$181	$23	$29	$—	$29	$7	$—	$—
Total Derivative Liabilities	$390	$74	$95	$51	$29	$7	$—	$91

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$17	$—	$—	$—	$—	$3	$13	$1
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Assets – Commodity Contracts	$18	$—	$—	$—	$—	$4	$13	$1
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	6	—	6	—	6	—	—	—
Total Derivative Assets – Interest Rate Contracts	$6	$—	$6	$—	$6	$—	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	1	—	1	—	1	—	—	—
Total Derivative Assets – Equity Securities Contracts	$1	$—	$1	$—	$1	$—	$—	$—
Total Derivative Assets	$25	$—	$7	$—	$7	$4	$13	$1

Derivative Liabilities	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$67	$33	$26	$26	$—	$—	$1	$7
Noncurrent	156	10	37	22	—	—	—	110
Total Derivative Liabilities – Commodity Contracts	$223	$43	$63	$48	$—	$—	$1	$117
Interest Rate Contracts
Designated as Hedging Instruments
Current	$19	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	8	6	1	1	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$53	$6	$1	$1	$—	$6	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	24	—	24	—	24	—	—	—
Total Derivative Liabilities – Equity Securities Contracts	$24	$—	$24	$—	$24	$—	$—	$—
Total Derivative Liabilities	$300	$49	$88	$49	$24	$6	$1	$117

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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$9	$—	$3	$3	$—	$—	$2	$3
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$9	$—	$3	$3	$—	$—	$2	$3
Noncurrent
Gross amounts recognized	$25	$2	$22	$2	$20	$1	$—	$—
Gross amounts offset	(3)	(2)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$2	$—	$1	$1	$—	$1	$—	$—
Net amounts presented in NDTF	$20	$—	$20	$—	$20	$—	$—	$—

Derivative Liabilities	March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$178	$40	$60	$31	$29	$1	$—	$8
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Liabilities: Other	$178	$40	$60	$31	$29	$1	$—	$8
Noncurrent
Gross amounts recognized	$212	$34	$35	$20	$—	$6	$—	$83
Gross amounts offset	(3)	(2)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$209	$32	$34	$19	$—	$6	$—	$83

Derivative Assets	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$24	$—	$7	$—	$7	$3	$13	$1
Gross amounts offset	(1)	—	(1)	—	(1)	—	—	—
Net amounts presented in Current Assets: Other	$23	$—	$6	$—	$6	$3	$13	$1
Noncurrent
Gross amounts recognized	$1	$—	$—	$—	$—	$1	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$1	$—	$—	$—	$—	$1	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$118	$39	$51	$27	$24	$1	$1	$7
Gross amounts offset	(24)	—	(24)	—	(24)	—	—	—
Net amounts presented in Current Liabilities: Other	$94	$39	$27	$27	$—	$1	$1	$7
Noncurrent
Gross amounts recognized	$182	$10	$37	$22	$—	$5	$—	$110
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$182	$10	$37	$22	$—	$5	$—	$110

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

	March 31, 2020
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$96	$45	$51	$51
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	96	45	51	51

	December 31, 2019
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$79	$35	$44	$44
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	79	35	44	44

The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative and cash collateral must be executed with the same counterparty under the same master netting arrangement.
9. INVESTMENTS IN DEBT AND EQUITY SECURITIES
Duke Energy’s investments in debt and equity securities are primarily comprised of investments held in (i) the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) the grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans and (iii) Bison. The Duke Energy Registrants classify investments in debt securities as AFS and investments in equity securities as fair value through net income (FV-NI).
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
Investment Trusts
The investments within the Investment Trusts are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt securities within the Investment Trusts are recognized immediately and deferred to regulatory accounts where appropriate.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If an credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2020, and December 31, 2019.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$119	$—	$—	$101
Equity securities	2,499	170	4,488	3,523	55	5,661
Corporate debt securities	26	16	642	37	1	603
Municipal bonds	10	2	404	13	—	368
U.S. government bonds	70	—	1,212	33	1	1,256
NDTF equity security contracts	20	—	20	—	—	—
Other debt securities	4	3	163	3	—	141
Total NDTF Investments	$2,629	$191	$7,048	$3,609	$57	$8,130
Other Investments
Cash and cash equivalents	$—	$—	$78	$—	$—	$52
Equity securities	31	1	95	57	—	122
Corporate debt securities	—	—	89	3	—	67
Municipal bonds	6	1	98	4	—	94
U.S. government bonds	5	—	51	2	—	41
Other debt securities	—	—	52	—	—	56
Total Other Investments	$42	$2	$463	$66	$—	$432
Total Investments	$2,671	$193	$7,511	$3,675	$57	$8,562

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2020, and 2019, were as follows.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
FV-NI:
Realized gains	$23	$35
Realized losses	65	30
AFS:
Realized gains	20	10
Realized losses	6	11

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$33	$—	$—	$21
Equity securities	1,355	81	2,498	1,914	8	3,154
Corporate debt securities	15	12	392	21	1	361
Municipal bonds	3	1	128	3	—	96
U.S. government bonds	35	—	502	16	1	578
Other debt securities	3	3	159	3	—	137
Total NDTF Investments	$1,411	$97	$3,712	$1,957	$10	$4,347

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2020, and 2019, were as follows.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
FV-NI:
Realized gains	$9	$23
Realized losses	45	21
AFS:
Realized gains	12	9
Realized losses	5	10

PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$86	$—	$—	$80
Equity securities	1,144	89	1,990	1,609	47	2,507
Corporate debt securities	11	4	250	16	—	242
Municipal bonds	7	1	276	10	—	272
U.S. government bonds	35	—	710	17	—	678
NDTF equity security contracts	20	—	20	—	—	—
Other debt securities	1	—	4	—	—	4
Total NDTF Investments	$1,218	$94	$3,336	$1,652	$47	$3,783
Other Investments
Cash and cash equivalents	$—	$—	$69	$—	$—	$49
Municipal bonds	5	—	53	3	—	51
Total Other Investments	$5	$—	$122	$3	$—	$100
Total Investments	$1,223	$94	$3,458	$1,655	$47	$3,883

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2020, and 2019, were as follows.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
FV-NI:
Realized gains	$14	$12
Realized losses	20	9
AFS:
Realized gains	5	1
Realized losses	1	1
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$51	$—	$—	$53
Equity securities	881	79	1,631	1,258	21	2,077
Corporate debt securities	11	4	250	16	—	242
Municipal bonds	7	1	276	10	—	272
U.S. government bonds	34	—	436	16	—	403
Other debt securities	1	—	4	—	—	4
Total NDTF Investments	$934	$84	$2,648	$1,300	$21	$3,051
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$2
Total Other Investments	$—	$—	$2	$—	$—	$2
Total Investments	$934	$84	$2,650	$1,300	$21	$3,053

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2020, and 2019, were as follows.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
FV-NI:
Realized gains	$14	$10
Realized losses	20	8
AFS:
Realized gains	5	1
Realized losses	1	1

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$35	$—	$—	$27
Equity securities	263	10	359	351	26	430
U.S. government bonds	1	—	274	1	—	275
NDTF equity security contracts	20	—	20	—	—	—
Total NDTF Investments(a)	$284	$10	$688	$352	$26	$732
Other Investments
Cash and cash equivalents	$—	$—	$3	$—	$—	$4
Municipal bonds	5	—	53	3	—	51
Total Other Investments	$5	$—	$56	$3	$—	$55
Total Investments	$289	$10	$744	$355	$26	$787

(a)	During the three months ended March 31, 2020, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2020, and 2019, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	March 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$26	$1	$63	$43	$—	$81
Corporate debt securities	—	—	4	—	—	6
Municipal bonds	1	1	36	1	—	36
U.S. government bonds	—	—	3	—	—	2
Total Investments	$27	$2	$106	$44	$—	$125

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2020, and 2019, were immaterial.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	March 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$333	$25	$302	$26	$276	$3
Due after one through five years	538	234	236	227	9	17
Due after five through 10 years	465	188	214	207	7	7
Due after 10 years	1,375	734	541	506	35	16
Total	$2,711	$1,181	$1,293	$966	$327	$43

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
Other fair value considerations
See Note 12 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of the valuation of goodwill and intangible assets.

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

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

	March 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$4,488	$4,440	$—	$—	$48
NDTF debt securities	2,540	767	1,773	—	—
Other equity securities	95	95	—	—	—
Other debt securities	368	126	242	—	—
NDTF equity security contracts	20	—	20	—	—
Derivative assets	34	3	28	3	—
Total assets	7,545	5,431	2,063	3	48
Derivative liabilities	(390)	(49)	(250)	(91)	—
Net assets (liabilities)	$7,155	$5,382	$1,813	$(88)	$48

	December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF equity securities	$5,684	$5,633	$—	$—	$51
NDTF debt securities	2,469	826	1,643	—	—
Other equity securities	122	122	—	—	—
Other debt securities	310	91	219	—	—
Derivative assets	25	3	7	15	—
Total assets	8,610	6,675	1,869	15	51
NDTF equity security contracts	(23)	—	(23)	—	—
Derivative liabilities	(277)	(15)	(145)	(117)	—
Net assets (liabilities)	$8,310	$6,660	$1,701	$(102)	$51

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2020	2019
Balance at beginning of period	$(102)	$(113)
Purchases, sales, issuances and settlements:
Settlements	(9)	(12)
Total gains included on the Condensed Consolidated Balance Sheet	23	10
Balance at end of period	$(88)	$(115)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$2,498	$2,450	$—	$48
NDTF debt securities	1,214	182	1,032	—
Derivative assets	2	—	2	—
Total assets	3,714	2,632	1,034	48
Derivative liabilities	(74)	—	(74)	—
Net assets	$3,640	$2,632	$960	$48

	December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF equity securities	$3,154	$3,103	$—	$51
NDTF debt securities	1,193	227	966	—
Total assets	4,347	3,330	966	51
Derivative liabilities	(49)	—	(49)	—
Net assets	$4,298	$3,330	$917	$51

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,990	$1,990	$—	$2,530	$2,530	$—
NDTF debt securities	1,326	585	741	1,276	599	677
Other debt securities	122	69	53	100	49	51
NDTF equity security contracts	20	—	20	—	—	—
Derivative assets	25	—	25	7	—	7
Total assets	3,483	2,644	839	3,913	3,178	735
NDTF equity security contracts	—	—	—	(23)	—	(23)
Derivative liabilities	(95)	—	(95)	(65)	—	(65)
Net assets	$3,388	$2,644	$744	$3,825	$3,178	$647

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$1,631	$1,631	$—	$2,077	$2,077	$—
NDTF debt securities	1,017	276	741	974	297	677
Other debt securities	2	2	—	2	2	—
Derivative assets	5	—	5	—	—	—
Total assets	2,655	1,909	746	3,053	2,376	677
Derivative liabilities	(51)	—	(51)	(49)	—	(49)
Net assets	$2,604	$1,909	$695	$3,004	$2,376	$628

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF equity securities	$359	$359	$—	$453	$453	$—
NDTF debt securities	309	309	—	302	302	—
Other debt securities	56	3	53	55	4	51
NDTF equity security contracts	20	—	20	—	—	—
Derivative assets	—	—	—	7	—	7
Total assets	744	671	73	817	759	58
NDTF equity security contracts	—	—	—	(23)	—	(23)
Derivative liabilities	(29)	—	(29)	(1)	—	(1)
Net assets	$715	$671	$44	$793	$759	$34

DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at March 31, 2020, and December 31, 2019.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2020				December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$63	$63	$—	$—	$81	$81	$—	$—
Other debt securities	43	—	43	—	44	—	44	—
Derivative assets	2	—	—	2	13	2	—	11
Total assets	$108	$63	$43	$2	$138	$83	$44	$11
Derivative liabilities	—	—	—	—	(1)	(1)	—	—
Net assets	$108	$63	$43	$2	$137	$82	$44	$11

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2020	2019
Balance at beginning of period	$11	$22
Purchases, sales, issuances and settlements:
Settlements	(6)	(10)
Total losses included on the Condensed Consolidated Balance Sheet	(3)	(7)
Balance at end of period	$2	$5

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Derivative assets	$3	$3	$—	$1	$1	$—
Derivative liabilities	(91)	—	(91)	(117)	—	(117)
Net (liabilities) assets	$(88)	$3	$(91)	$(116)	$1	$(117)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2020	2019
Balance at beginning of period	$(117)	$(141)
Total gains and settlements	26	20
Balance at end of period	$(91)	$(121)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2020
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$0.04	-	$3.29	$1.03
Duke Energy Indiana
FTRs	2	RTO auction pricing	FTR price – per MWh	(0.37)	-	6.06	0.54
Piedmont
Natural gas contracts	(91)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.64	-	2.41	1.94
Duke Energy
Total Level 3 derivatives	$(88)

	December 31, 2019
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$4	RTO auction pricing	FTR price – per MWh	$0.59	-	$3.47	$2.07
Duke Energy Indiana
FTRs	11	RTO auction pricing	FTR price – per MWh	(0.66)	-	9.24	1.15
Piedmont
Natural gas contracts	(117)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.59	-	2.46	1.91
Duke Energy
Total Level 3 derivatives	$(102)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2020		December 31, 2019
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$61,388	$65,644	$58,126	$63,062
Duke Energy Carolinas	12,807	14,312	11,900	13,516
Progress Energy	19,355	21,802	19,634	22,291
Duke Energy Progress	9,059	9,798	9,058	9,934
Duke Energy Florida	7,706	8,831	7,987	9,131
Duke Energy Ohio	2,620	2,904	2,619	2,964
Duke Energy Indiana	4,603	5,433	4,057	4,800
Piedmont	2,385	2,551	2,384	2,642

(a)
Book value of long-term debt includes $1.4 billion at March 31, 2020, and $1.5 billion at December 31, 2019, of unamortized debt discount and premium, net of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

At both March 31, 2020, and December 31, 2019, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
11. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2020, and the year ended December 31, 2019, or is expected to be provided in the future that was not previously contractually required.
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
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are considered the primary beneficiaries and consolidate DERF, DEPR and DEFR, respectively, as they make those decisions. Due to the COVID-19 pandemic, as described in Note 1, the Duke Energy Registrants suspended customer disconnections for nonpayment. The impact of COVID-19 and the Duke Energy Registrant’s related response on customers’ ability to pay for service is uncertain, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates. See Note 3 for information about COVID-19 filings with state utility commissions.
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

CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the activities that most significantly impact the economic performance of the entity is not held by the equity holder and (iii) deficiencies in net worth of CRC are funded by Duke Energy. The most significant activities that impact the economic performance of CRC are decisions made to manage delinquent receivables. Duke Energy is considered the primary beneficiary and consolidates CRC as it makes these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidate CRC. Due to the COVID-19 pandemic, as described in Note 1, the Duke Energy Registrants suspended customer disconnections for nonpayment. The impact of COVID-19 and the Duke Energy Registrant’s related response on customers’ ability to pay for service is uncertain, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates. See Note 3 for information about COVID-19 filings with state utility commissions.
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2023	December 2022	April 2023	April 2021
Credit facility amount	$350	$475	$375	$250
Amounts borrowed at March 31, 2020	350	475	325	250
Amounts borrowed at December 31, 2019	350	474	325	250
Restricted Receivables at March 31, 2020	467	616	410	331
Restricted Receivables at December 31, 2019	522	642	489	336

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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2020	December 31, 2019
Receivables of VIEs	$4	$5
Regulatory Assets: Current	53	52
Current Assets: Other	13	39
Other Noncurrent Assets: Regulatory assets	980	989
Current Liabilities: Other	2	10
Current maturities of long-term debt	54	54
Long-Term Debt	1,028	1,057

Commercial Renewables
Certain of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. Assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. Additionally, Duke Energy has VIEs associated with tax equity arrangements entered into with third-party investors in order to finance the cost of renewable assets eligible for tax credits. The activities that most significantly impacted the economic performance of these renewable energy facilities were decisions associated with siting, negotiating PPAs and Engineering, Procurement and Construction agreements, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy is considered the primary beneficiary and consolidates the entities as it is responsible for all of these decisions.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	March 31, 2020	December 31, 2019
Current Assets: Other	$287	$203
Property, Plant and Equipment: Cost	6,106	5,747
Accumulated depreciation and amortization	(1,094)	(1,041)
Other Noncurrent Assets: Other	82	106
Current maturities of long-term debt	162	162
Long-Term Debt	1,538	1,541
Other Noncurrent Liabilities: AROs	129	127
Other Noncurrent Liabilities: Other	258	228

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	March 31, 2020
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$(1)	$—	$(1)	$39	$48
Investments in equity method unconsolidated affiliates	1,243	371	—	1,614	—	—
Total assets	$1,243	$370	$—	$1,613	$39	$48
Taxes accrued	(1)	—	—	(1)	—	—
Other current liabilities	—	—	3	3	—	—
Deferred income taxes	69	—	—	69	—	—
Other noncurrent liabilities	105	—	11	116	—	—
Total liabilities	$173	$—	$14	$187	$—	$—
Net assets (liabilities)	$1,070	$370	$(14)	$1,426	$39	$48

	December 31, 2019
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$(1)	$—	$(1)	$64	$77
Investments in equity method unconsolidated affiliates	1,179	300	—	1,479	—	—
Total assets	$1,179	$299	$—	$1,478	$64	$77
Taxes accrued	(1)	—	—	(1)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	59	—	—	59	—	—
Other noncurrent liabilities	—	—	11	11	—	—
Total liabilities	$58	$—	$15	$73	$—	$—
Net assets (liabilities)	$1,121	$299	$(15)	$1,405	$64	$77

The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the PPA with OVEC, which is discussed below, and various guarantees, including Duke Energy's guarantee agreement to support its share of the ACP revolving credit facility. Duke Energy's maximum exposure to loss under the terms of the guarantee is $845 million, which represents 47% of the outstanding borrowings under the credit facility as of March 31, 2020. For more information on various guarantees, refer to Note 4.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	March 31,	December 31,
Entity Name	Interest	2020	2019
ACP(a)	47%	$1,243	$1,179
Constitution(b)	24%	—	—
Total		$1,243	$1,179

(a)	Duke Energy evaluated this investment for impairment as of March 31, 2020, and December 31, 2019, and determined that fair value approximated carrying value and therefore no impairment was necessary.

(b)	During the year ended December 31, 2019, Duke Energy recorded an OTTI related to Constitution. This charge resulted in the full write-down of Duke Energy's investment in Constitution.
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
As a counterparty to an Inter-Company Power Agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business. On March 31, 2018, FirstEnergy Solutions Corp (FES), a subsidiary of FirstEnergy Corp. and an ICPA counterparty with a power participation ratio of 4.85%, filed for Chapter 11 bankruptcy, which could increase costs allocated to the counterparties. On July 31, 2018, the bankruptcy court rejected the FES ICPA, which means OVEC is an unsecured creditor in the FES bankruptcy proceeding. In addition, certain proposed environmental rulemaking could result in future increased OVEC cost allocations. See Note 3 for additional information.
CRC
See discussion under Consolidated VIEs for additional information related to CRC.
Amounts included in Receivables from affiliated companies in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value.
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Receivables sold	$234	$253	$274	$307
Less: Retained interests	39	64	48	77
Net receivables sold	$195	$189	$226	$230

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2020	2019	2020	2019
Sales
Receivables sold	$537	$575	$647	$734
Loss recognized on sale	4	4	4	5
Cash flows
Cash proceeds from receivables sold	$559	$597	$672	$758
Return received on retained interests	2	2	2	3

Cash flows from sales of receivables are reflected within Cash Flows From Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
12. REVENUE
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

	Remaining Performance Obligations
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Progress Energy	$84	$92	$87	$44	$45	$58	$410
Duke Energy Progress	6	8	8	8	8	—	38
Duke Energy Florida	78	84	79	36	37	58	372
Duke Energy Indiana	8	5	—	—	—	—	13

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
Fixed-capacity payments under long-term contracts for the Gas Utilities and Infrastructure segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations are as follows:

	Remaining Performance Obligations
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Piedmont	$51	$65	$64	$61	$58	$376	$675

Commercial Renewables
Commercial Renewables earns the majority of its revenues through long-term PPAs and generally sells all of its wind and solar facility output, electricity and Renewable Energy Certificates (RECs) to customers. The majority of these PPAs have historically been accounted for as leases. For PPAs that are not accounted for as leases, the delivery of electricity and the delivery of RECs are considered separate performance obligations.

FINANCIAL STATEMENTS	REVENUE

Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended March 31, 2020
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,261	$756	$1,064	$502	$562	$176	$265	$—
General	1,492	549	648	319	329	114	181	—
Industrial	693	269	216	154	62	35	175	—
Wholesale	497	114	321	279	42	7	55	—
Other revenues	191	60	118	63	55	20	16	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,134	$1,748	$2,367	$1,317	$1,050	$352	$692	$—

Gas Utilities and Infrastructure
Residential	$362	$—	$—	$—	$—	$97	$—	$264
Commercial	169	—	—	—	—	43	—	126
Industrial	41	—	—	—	—	6	—	36
Power Generation	—	—	—	—	—	—	—	11
Other revenues	30	—	—	—	—	6	—	24
Total Gas Utilities and Infrastructure revenue from contracts with customers	$602	$—	$—	$—	$—	$152	$—	$461

Commercial Renewables
Revenue from contracts with customers	$58	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$6	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$5,800	$1,748	$2,367	$1,317	$1,050	$504	$692	$461

Other revenue sources(a)	$149	$—	$55	$21	$30	$(6)	$—	$51
Total revenues	$5,949	$1,748	$2,422	$1,338	$1,080	$498	$692	$512

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

As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The following table presents the reserve for credit losses for trade and other receivables based on adoption of the new standard.

	March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$76	$10	$16	$8	$7	$4	$3	$6
Cumulative Change in Accounting Principle	5	1	2	1	1	—	—	1
Write-Offs	(10)	(3)	(4)	(2)	(2)	—	—	(1)
Credit Loss Expense	18	3	6	2	5	1	—	3
Balance at March 31, 2020	$89	$11	$20	$9	$11	$5	$3	$9

Trade and other receivables are evaluated based on an estimate of the risk of loss over the life of the receivable and current and historical conditions using supportable assumptions. Management evaluates the risk of loss for trade and other receivables by comparing the historical write-off amounts to total revenue over a specified period. Historical loss rates are adjusted due to the impact of current conditions as well as forecasted conditions over a reasonable time period. The calculated write-off rate can be applied to the receivable balance for which an established reserve does not already exist. Management reviews the assumptions and risk of loss annually for trade and other receivables. Due to the COVID-19 pandemic, as described in Note 1, the Duke Energy Registrants suspended customer disconnections for nonpayment. The specific actions taken by each Duke Energy Registrant are described in Note 3. The impact of COVID-19 and Duke Energy’s related response on customers’ ability to pay for service is uncertain, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates.

FINANCIAL STATEMENTS	REVENUE

The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables	$716	$285	$195	$85	$110	$1	$16	$32
0-30 days	1,584	448	585	321	262	45	24	134
30-60 days	216	69	67	44	23	9	1	18
60-90 days	65	18	20	14	6	2	1	5
90+ days	145	19	57	32	25	32	11	11
Trade and Other Receivables	$2,726	$839	$924	$496	$426	$89	$53	$200

UNBILLED REVENUE
Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer mix, average price in effect for customer classes, timing of rendering customer bills and meter reading schedules and the impact of weather normalization or margin decoupling mechanisms.
Unbilled revenues are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets as shown in the following table.

(in millions)	March 31, 2020	December 31, 2019
Duke Energy	$716	$843
Duke Energy Carolinas	285	298
Progress Energy	195	217
Duke Energy Progress	85	122
Duke Energy Florida	110	95
Duke Energy Ohio	1	1
Duke Energy Indiana	16	16
Piedmont	32	78

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

(in millions)	March 31, 2020	December 31, 2019
Duke Energy Ohio	$61	$82
Duke Energy Indiana	94	115

13. STOCKHOLDERS' EQUITY
Basic EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options and equity forward sale agreements, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common stock during the restricted stock unit’s vesting periods. Dividends declared on preferred stock are recorded on the Condensed Consolidated Statements of Operations as a reduction of net income to arrive at net income available to Duke Energy common stockholders. Dividends accumulated on preferred stock are an adjustment to net income used in the calculation of basic and diluted EPS.

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY

The following table presents Duke Energy’s basic and diluted EPS calculations, the weighted average number of common shares outstanding and common and preferred share dividends declared.

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Income from continuing operations available to Duke Energy common stockholders excluding impact of participating securities and including accumulated preferred stock dividends adjustment	$911	$898

Weighted average common shares outstanding – basic	734	727
Equity forwards	2	—
Weighted average common shares outstanding – diluted	736	727
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted	$1.24	$1.24
Potentially dilutive items excluded from the calculation(a)	2	2
Dividends declared per common share	$0.945	$0.9275
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$—
Dividends declared on Series B preferred stock per share(c)	$24.917	$—

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.

(b)
5.75% Series A Cumulative Redeemable Perpetual Preferred Stock dividends are payable quarterly in arrears on the 16th day of March, June, September and December. The preferred stock has a $25 liquidation preference per depositary share.

(c)
4.875% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock dividends are payable semiannually in arrears on the 16th day of March and September. The preferred stock has a $1,000 liquidation preference per share.

Common Stock
In November 2019, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it may sell up to $1.5 billion of its common stock through an at-the-market (ATM) offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy may issue and sell shares of common stock through September 2022. In March 2020, Duke Energy marketed approximately 940,000 shares of common stock through an equity forward transaction under the ATM with an initial forward price of $89.76 per share.
Separately, in November 2019, Duke Energy marketed an equity offering of 28.75 million shares of common stock through an Underwriting Agreement. In connection with the offering, Duke Energy entered into an equity forward sales agreement with an initial forward price of $85.99 per share.
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
14. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$41	$12	$12	$6	$5	$1	$2	$1
Interest cost on projected benefit obligation	67	16	21	10	12	4	6	2
Expected return on plan assets	(143)	(36)	(48)	(22)	(25)	(7)	(11)	(5)
Amortization of actuarial loss	34	7	11	5	6	2	3	2
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(2)
Amortization of settlement charges	2	1	1	—	—	—	—	—
Net periodic pension costs	$(7)	$(2)	$(4)	$(1)	$(2)	$—	$—	$(2)

	Three Months Ended March 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$37	$12	$11	$6	$4	$1	$2	$1
Interest cost on projected benefit obligation	83	20	26	12	14	5	6	3
Expected return on plan assets	(143)	(38)	(44)	(23)	(22)	(8)	(11)	(5)
Amortization of actuarial loss	24	6	9	3	6	1	2	2
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(3)
Net periodic pension costs	$(7)	$(2)	$1	$(2)	$2	$(1)	$(1)	$(2)

NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2020, and 2019.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for other post-retirement benefit plans were not material for the three months ended March 31, 2020, and 2019.
15. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2020	2019
Duke Energy	13.3%	9.6%
Duke Energy Carolinas	16.1%	17.7%
Progress Energy	17.5%	17.3%
Duke Energy Progress	17.1%	17.8%
Duke Energy Florida	20.0%	19.3%
Duke Energy Ohio	17.7%	16.9%
Duke Energy Indiana	20.8%	24.1%
Piedmont	10.1%	21.8%

The increase in the ETR for Duke Energy for the three months ended March 31, 2020, was primarily due to an adjustment related to the income tax recognition for equity method investments recorded in the first quarter of 2019, partially offset by an increase in the amortization of excess deferred taxes. The equity method investment adjustment was immaterial and relates to prior years.
The decrease in the ETR for Duke Energy Carolinas for the three months ended March 31, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Indiana for the three months ended March 31, 2020, was primarily due to an increase in the amortization of excess deferred taxes.

FINANCIAL STATEMENTS	INCOME TAXES

The decrease in the ETR for Piedmont for the three months ended March 31, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
OTHER TAX MATTERS
On March 27, 2020, the CARES Act was enacted. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic. Among other provisions, the CARES Act accelerates the remaining AMT credit refund allowances resulting in taxpayers being able to immediately claim a refund in full for any AMT credit carryforwards. As a result, the remaining AMT credit carryforwards have been reclassified to a current receivable included in Other within Current Assets on the Condensed Consolidated Balance Sheets as of March 31, 2020. The total income tax receivable related to AMT credit carryforwards is approximately $572 million. The other provisions within the CARES Act do not materially impact Duke Energy's income tax accounting. See Note 1 for information on COVID-19.
16. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, commitments and contingencies and derivatives and hedging, see Notes 3, 4 and 8.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2020, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
Executive Overview
COVID-19
The COVID-19 pandemic is having a significant impact on global health and economic environments. In the first quarter of 2020, the World Health Organization (WHO) declared COVID-19 a global pandemic, and President Trump proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency. The Duke Energy Registrants are monitoring developments closely, have taken steps to mitigate the impacts to our business, and have a pandemic response plan in place to protect our employees, customers and communities. Financial impacts to Duke Energy’s first quarter 2020 results were not material. Volumes are expected to decline in the second quarter and then begin a gradual rebound thereafter. The Duke Energy Registrants are developing cost containment plans to offset revenue declines.

•
Employees. The health of our employees is of paramount importance. Power plants and electricity and natural gas delivery facilities are staffed. Employees who are not involved with power generation, power delivery, customer service or certain other functions have been performing their work duties remotely from home. Employees who need to interact with customers in-person are following the Centers for Disease Control and Prevention’s safety guidelines, including social distancing and use of face masks. Operating procedure changes include additional cleaning and disinfection procedures at our facilities.

•
Customers. The Duke Energy Subsidiary Registrants voluntarily announced, in the first quarter of 2020, a suspension of disconnections for nonpayment in order to give customers experiencing financial hardship extra time to make payments. This is expected to result in an increase in future charge-offs over historical levels. In addition, several Subsidiary Registrants are waiving late payment charges and other fees for credit cards and returned checks. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters" for additional information. The COVID-19 pandemic and stay-at-home orders have impacted commercial and industrial customers, and many of them have suspended operations which is impacting the Duke Energy Registrants’ volumes. Several large industrial customers have announced plans to restart their businesses in May.

•
Communities. The Duke Energy Foundation announced approximately $6 million in donations and grants as of April 30, 2020, to support hunger relief, local health and human services nonprofits, and education initiatives across the Duke Energy Registrants’ service territories.

•
Balance Sheet Strength and Liquidity Assurance. See Notes 5 and 13 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders Equity," respectively, for additional information.

◦	Duke Energy issued approximately $1.5 billion of debt during the first quarter of 2020.

◦	Duke Energy entered into and borrowed approximately $1.7 billion under a 364-day Term Loan Credit Agreement.

◦	Duke Energy drew down the remaining $500 million of availability under its existing $1 billion Three-Year Revolving Credit Facility.

◦	Duke Energy issued $85 million of common stock through a forward sales agreement which is expected to settle on or prior to December 31, 2020.

MD&A	DUKE ENERGY

•	Rate Case activity and delays. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters" for additional information.

◦
Duke Energy Carolinas and Duke Energy Progress filed general rate cases with the NCUC on September 30, 2019, and October 30, 2019, respectively, requesting rate increases go into effect in the third quarter of 2020. On March 16, 2020, the NCUC issued an Order Postponing Hearing and Addressing Procedural Matters, which postponed the Duke Energy Carolinas evidentiary hearing until further order by the commission. On March 24, 2020, the NCUC suspended the procedural schedule and postponed the previously scheduled evidentiary hearing on the Duke Energy Progress case indefinitely. On April 7, 2020, the NCUC issued an order partially resuming the procedural schedule. On May 6, 2020, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed a joint motion requesting that the NCUC issue an order scheduling one consolidated evidentiary hearing to consider the companies’ applications for net rate increases. The joint motion suggests, health and safety permitting, that the commission consider the possibility of holding the consolidated hearing in July.

◦
Duke Energy Florida filed a petition with the FPSC on April 2, 2020, to accelerate a fuel cost refund to customers in the month of May 2020. Typically, the refund would be made over the course of 2021. The FPSC approved the petition on April 28, 2020.

◦
Duke Energy Ohio filed an application on April 16, 2020, for a Reasonable Arrangement to temporarily lower the minimum bill for demand-metered commercial and industrial customers. The proposal is conditioned on full recovery via Duke Energy Ohio's existing Economic Competitiveness Fund Rider, which has been used by Duke Energy Ohio in the past for other reasonable arrangements with customers. On April 24, 2020, the Staff of the PUCO filed its recommendation finding Duke Energy Ohio’s application is reasonable and that the PUCO should approve it.

◦	Duke Energy Kentucky filed an electric rate case with the KPSC on September 3, 2019. On April 27, 2020, the KPSC issued its decision and new customer rates were effective on May 1, 2020.

◦
Duke Energy Indiana filed a general rate case with the IURC on July 2, 2019. Hearings concluded on February 7, 2020, with rates expected to be effective mid-2020. Duke Energy Indiana is awaiting an order from the IURC.

•
Policymaker actions. The CARES Act was signed by President Trump on March 27, 2020. Duke Energy Registrants will benefit from certain provisions such as the AMT acceleration and deferral of certain payroll taxes. See Note 15 to the Condensed Consolidated Financial Statements, “Income Taxes” for additional information.

•
ACP and other assets. At present, we have not experienced any delays in ACP construction activity related to COVID-19, but we are constantly monitoring that important project. We experienced no impairments of long-lived or intangible assets resulting from this pandemic in the first quarter 2020.

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
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted EPS. Adjusted earnings and adjusted EPS represent income from continuing operations available to Duke Energy common stockholders in dollar and per share amounts, adjusted for the dollar and per share impact of special items. As discussed below, special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance. The most directly comparable GAAP measures for adjusted earnings and adjusted EPS are GAAP Reported Earnings and GAAP Reported EPS, respectively.
The special item in the periods presented below includes a reversal of 2018 severance costs which were deferred as a result of the partial settlement in the Duke Energy Carolinas 2019 North Carolina rate case.
Three Months Ended March 31, 2020, as compared to March 31, 2019
GAAP Reported EPS was $1.24 for the first quarter of 2020 and the first quarter of 2019. GAAP reported earnings increased due to positive rate case impacts and growth in Commercial Renewables. This was offset by lower returns on corporate held investments and unfavorable weather.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s first quarter 2020 adjusted EPS was $1.14 compared to $1.24 for the first quarter of 2019.

MD&A	DUKE ENERGY

The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2020		2019
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$899	$1.24	$900	$1.24
Adjustments:
Severance(a)	(75)	(0.10)	—	—
Adjusted Earnings/Adjusted EPS	$824	$1.14	$900	$1.24
(a)    Net of tax expense of $23 million.
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
Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$5,183	$5,329	$(146)
Operating Expenses
Fuel used in electric generation and purchased power	1,467	1,630	(163)
Operation, maintenance and other	1,325	1,282	43
Depreciation and amortization	977	947	30
Property and other taxes	303	301	2
Impairment charges	2	—	2
Total operating expenses	4,074	4,160	(86)
Gains (Losses) on Sales of Other Assets and Other, net	1	(3)	4
Operating Income	1,110	1,166	(56)
Other Income and Expenses, net	85	91	(6)
Interest Expense	339	338	1
Income Before Income Taxes	856	919	(63)
Income Tax Expense	151	169	(18)
Segment Income	$705	$750	$(45)

Duke Energy Carolinas GWh sales	21,236	21,828	(592)
Duke Energy Progress GWh sales	15,670	16,348	(678)
Duke Energy Florida GWh sales	8,617	8,321	296
Duke Energy Ohio GWh sales	5,823	6,164	(341)
Duke Energy Indiana GWh sales	7,606	8,033	(427)
Total Electric Utilities and Infrastructure GWh sales	58,952	60,694	(1,742)
Net proportional MW capacity in operation	49,561	49,725	(164)
Three Months Ended March 31, 2020, as compared to March 31, 2019
Electric Utilities and Infrastructure’s results were driven by unfavorable weather and lower wholesale revenues, partially offset by higher revenues resulting from the South Carolina retail rate cases and Duke Energy Florida base and solar rate adjustments. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $147 million decrease in fuel revenues primarily due to lower fuel cost recovery;

•	a $45 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

•	a $17 million decrease in wholesale revenues, net of fuel, primarily due to coal ash cost recovery in the prior year at Duke Energy Progress.
Partially offset by:

•	a $19 million increase due to higher pricing from South Carolina retail rate case, net of a return of EDIT to customers;

•	a $17 million increase in retail pricing due to Duke Energy Florida's base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment; and

•	a $17 million increase in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:

•
a $163 million decrease in fuel used in electric generation and purchased power primarily due to lower demand and changes in generation mix at Duke Energy Progress and lower coal and natural gas costs and lower amortization of deferred fuel costs at Duke Energy Indiana.

Partially offset by:

•	a $43 million increase in operation, maintenance and other expense primarily due to higher employee benefit costs and increased vegetation management costs; and

•	a $30 million increase in depreciation and amortization expense primarily due to additional plant in service and new depreciation rates associated with the South Carolina retail rate case.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income. The ETRs for the three months ended March 31, 2020, and 2019, were 17.6% and 18.4%, respectively.
Matters Impacting Future Electric Utilities and Infrastructure Results
The COVID-19 pandemic has not had a material impact on Electric Utilities and Infrastructure as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Electric Utilities and Infrastructure results of operations, financial position and cash flows in the future. Electric Utilities and Infrastructure will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Electric Utilities and Infrastructure customers, suppliers and partners and could cause Electric Utilities and Infrastructure to experience an increase in certain costs, such as bad debt, and a reduction in the demand for energy. Electric Utilities and Infrastructure also has various pending rate case proceedings that have been delayed. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
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
On May 21, 2019, Duke Energy Carolinas and Duke Energy Progress received orders from the PSCSC granting the companies’ requests for retail rate increases but denying recovery of certain coal ash costs. Duke Energy Carolinas and Duke Energy Progress have appealed these decisions to the South Carolina Supreme Court and those appeals are pending. Electric Utilities and Infrastructure's results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
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
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms in 2018. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territories of Duke Energy Carolinas and Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. In September 2019, Hurricane Dorian impacted Duke Energy Progress and Duke Energy Florida's service territories. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Electric Utilities and Infrastructure's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

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
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2019, for discussion of risks associated with the Tax Act.
Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$664	$756	$(92)
Operating Expenses
Cost of natural gas	199	327	(128)
Operation, maintenance and other	110	110	—
Depreciation and amortization	66	65	1
Property and other taxes	30	33	(3)
Total operating expenses	405	535	(130)
Operating Income	259	221	38
Other Income and Expenses, net	49	40	9
Interest Expense	31	30	1
Income Before Income Taxes	277	231	46
Income Tax Expense	28	5	23
Segment Income	$249	$226	$23

Piedmont LDC throughput (dekatherms)	148,503,995	151,662,741	(3,158,746)
Duke Energy Midwest LDC throughput (Mcf)	33,785,834	38,538,272	(4,752,438)
Three Months Ended March 31, 2020, as compared to March 31, 2019
Gas Utilities and Infrastructure’s results were impacted by an increase in operating income primarily due to the North Carolina base rate case and IMR, partially offset by prior year tax benefits related to AFUDC equity from ACP. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $134 million decrease due to lower natural gas costs passed through to customers and lower volumes due to warmer weather;

•	a $20 million decrease due to return of EDIT to customers; and

•	a $7 million decrease due to NCUC approval related to tax reform accounting from fixed-rate contracts in the prior year.
Partially offset by:

•	a $53 million increase due to North Carolina base rate case increases; and

•	a $12 million increase due to North Carolina IMR increases.
Operating Expenses. The variance was driven primarily by:

•	a $128 million decrease in cost of natural gas due to lower natural gas prices, lower volumes and decreased off-system sales natural gas costs.
Other Income and Expenses, net. The variance was driven primarily by higher equity earnings from ACP in the current year.
Income Tax Expense. The increase in tax expense was primarily due to an adjustment, recorded in the first quarter of 2019, related to the income tax recognition for equity method investments and an increase in pretax income, partially offset by an increase in the amortization of excess deferred taxes. The ETRs for the three months ended March 31, 2020, and 2019, were 10.1% and 2.2%, respectively. The increase in the ETR was primarily due to an adjustment related to the income tax recognition for equity method investments recorded in the first quarter of 2019, partially offset by an increase in the amortization of excess deferred taxes. The equity method investment adjustment was immaterial and relates to prior years.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Matters Impacting Future Gas Utilities and Infrastructure Results
The COVID-19 pandemic has not had a material impact on Gas Utilities and Infrastructure as of March 31, 2020; however we cannot predict the extent to which the COVID-19 pandemic will impact Gas Utilities and Infrastructure results of operations, financial position and cash flows in the future. Gas Utilities and Infrastructure will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Gas Utilities and Infrastructure customers, suppliers and partners and could cause Gas Utilities and Infrastructure to experience an increase in certain costs, such as bad debt, or cause constructions delays with ACP. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
Gas Utilities and Infrastructure has a 47% ownership interest in ACP, which is building an approximately 600-mile interstate natural gas pipeline intended to transport diverse natural gas supplies into southeastern markets. Affected states (West Virginia, Virginia and North Carolina) have issued certain necessary permits; the project remains subject to other pending federal and state approvals, which will allow full construction activities to begin. In 2018, FERC issued a series of Notices to Proceed, which authorized the project to begin certain construction-related activities along the pipeline route. Given the legal challenges and ongoing discussions with customers, ACP expects the project to enter full in-service in the first half of 2022.The delays resulting from legal challenges have impacted the cost for the project. Project cost is approximately $8 billion, excluding financing costs. This estimate is based on the current facts available around construction costs and timelines, and is subject to future changes as those facts develop. Abnormal weather, work delays (including delays due to judicial or regulatory action or COVID-19 social distancing) and other conditions may result in cost or schedule modifications, a suspension of AFUDC for ACP and/or impairment charges potentially material to Duke Energy's cash flows, financial position and results of operations. ACP and Duke Energy will continue to consider their options with respect to the foregoing given their existing contractual and legal obligations. See Notes 3 and 11 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Variable Interest Entities," respectively, for additional information.
On November 13, 2013, the PUCO issued an order authorizing recovery of MGP costs at certain sites in Ohio with a deadline to complete the MGP environmental investigation and remediation work prior to December 31, 2016. This deadline was subsequently extended to December 31, 2019. Duke Energy Ohio has filed for a request for extension of the deadline. A hearing on that request has not been scheduled. Disallowance of costs incurred, failure to complete the work by the deadline or failure to obtain an extension from the PUCO could result in an adverse impact on Gas Utilities and Infrastructure’s results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Commercial Renewables

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$129	$106	$23
Operating Expenses
Operation, maintenance and other	69	66	3
Depreciation and amortization	48	40	8
Property and other taxes	8	6	2
Total operating expenses	125	112	13
Operating Income (Loss)	4	(6)	10
Other Income and Expenses, net	(1)	(2)	1
Interest Expense	18	21	(3)
Loss Before Income Taxes	(15)	(29)	14
Income Tax Benefit	(24)	(35)	11
Less: Loss Attributable to Noncontrolling Interests	(48)	(7)	(41)
Segment Income	$57	$13	$44

Renewable plant production, GWh	2,437	2,068	369
Net proportional MW capacity in operation(a)	3,502	2,996	506

(a)
Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.

Three Months Ended March 31, 2020, as compared to March 31, 2019
Commercial Renewables' results were favorable primarily due to new tax equity structures and favorable wind revenue. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to favorable wind portfolio revenue as a result of favorable market pricing, favorable wind resource and new solar projects placed in service.
Operating Expenses. The increase was primarily due to higher depreciation expense as a result of new projects placed in service.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by an increase in taxes associated with Duke Energy's interest in tax equity projects and a decrease in pretax losses.

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

Loss Attributable to Noncontrolling Interests The increase was primarily due to new tax equity structures.
Matters Impacting Future Commercial Renewables Results
The COVID-19 pandemic has not had a material impact on Commercial Renewables as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Commercial Renewables results of operations, financial position and cash flows in the future. Commercial Renewables will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Commercial Renewables customers, suppliers and partners and could cause Commercial Renewables to experience delays in project construction and availability of financing. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
Commercial Renewables continues to experience growth with tax equity structures; however, the future expiration of federal tax incentives could result in adverse impacts to future results of operations, financial position and cash flows.
Duke Energy continues to monitor recoverability of its renewable merchant plants principally in the Electric Reliability Council of Texas West market, due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. Although these assets were not impaired, a continued decline in energy market pricing would likely result in a future impairment. Impairment of these assets could result in adverse impacts to the future results of operations, financial position and cash flows of Commercial Renewables.
Other

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$23	$21	$2
Operating Expenses	(89)	28	(117)
Operating Income (Loss)	112	(7)	119
Other Income and Expenses, net	(33)	44	(77)
Interest Expense	171	171	—
Loss Before Income Taxes	(92)	(134)	42
Income Tax Benefit	(19)	(45)	26
Less: Preferred Dividends	39	—	39
Net Loss	$(112)	$(89)	$(23)
Three Months Ended March 31, 2020, as compared to March 31, 2019
The variance was driven by lower returns on investments and the declaration of preferred stock dividends, partially offset by a reversal of corporate allocated severance costs. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily driven by the deferral of 2018 corporate allocated severance costs due to the partial settlement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case.
Other Income and Expenses, net. The variance was primarily due to lower returns on investments that fund certain employee benefit obligations as well as lower Bison investment income.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by a decrease in pretax losses.
Preferred Dividends. The variance was driven by the declaration of preferred stock dividends on preferred stock issued in 2019.
Matters Impacting Future Other Results
The COVID-19 pandemic has not had a material impact on Other as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Other results of operations, financial position and cash flows in the future. Other will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.

MD&A	DUKE ENERGY CAROLINAS

DUKE ENERGY CAROLINAS
Results of Operations

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$1,748	$1,744	$4
Operating Expenses
Fuel used in electric generation and purchased power	453	472	(19)
Operation, maintenance and other	386	440	(54)
Depreciation and amortization	343	317	26
Property and other taxes	81	80	1
Impairment charges	2	—	2
Total operating expenses	1,265	1,309	(44)
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	484	435	49
Other Income and Expenses, net	43	31	12
Interest Expense	123	110	13
Income Before Income Taxes	404	356	48
Income Tax Expense	65	63	2
Net Income	$339	$293	$46
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020
Residential sales	(5.1)%
General service sales	(0.1)%
Industrial sales	(1.2)%
Wholesale power sales	(3.0)%
Joint dispatch sales	(54.0)%
Total sales	(2.7)%
Average number of customers	1.8%
Three Months Ended March 31, 2020, as compared to March 31, 2019
Operating Revenues. The variance was driven primarily by:

•	a $23 million increase in weather-normal retail sales volumes; and

•	an $11 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers.
Partially offset by:

•	a $26 million decrease in retail sales due to unfavorable weather in the current year.
Operating Expenses. The variance was driven primarily by:

•
a $54 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, partially offset by higher storm restoration costs; and

•	a $19 million decrease in fuel used in electric generation and purchased power primarily due to changes in the generation mix.
Partially offset by:

•	a $26 million increase in depreciation and amortization expense primarily due to additional plant in service and new depreciation rates associated with the South Carolina rate case.
Other Income and Expenses, net. The variance was primarily due to higher AFUDC equity in the current year.
Interest Expense. The variance was primarily due to higher debt outstanding in the current year.

MD&A	DUKE ENERGY CAROLINAS

Matters Impacting Future Results
The COVID-19 pandemic has not had a material impact on Duke Energy Carolinas as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Duke Energy Carolinas results of operations, financial position and cash flows in the future. Duke Energy Carolinas will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Duke Energy Carolinas customers, suppliers and partners and could cause Duke Energy Carolinas to experience an increase in certain costs, such as bad debt, and a reduction in the demand for energy. Duke Energy Carolinas also has pending rate case proceedings that have been delayed. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
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
Duke Energy Carolinas’ service territory was impacted by several named storms in 2018. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages in the service territory. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the future recovery of storm restoration costs could have an adverse impact on Duke Energy Carolinas' results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
On May 21, 2019, the PSCSC issued an order granting Duke Energy Carolinas request for a retail rate increase but denying recovery of certain coal ash costs. Duke Energy Carolinas has appealed this decision to the South Carolina Supreme Court and that appeal is pending. Duke Energy Carolinas' results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2019, for discussion of risks associated with the Tax Act.
PROGRESS ENERGY
Results of Operations

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$2,422	$2,572	$(150)
Operating Expenses
Fuel used in electric generation and purchased power	763	925	(162)
Operation, maintenance and other	554	567	(13)
Depreciation and amortization	452	455	(3)
Property and other taxes	135	137	(2)
Total operating expenses	1,904	2,084	(180)
Losses on Sales of Other Assets and Other, net	(1)	—	(1)
Operating Income	517	488	29
Other Income and Expenses, net	32	31	1
Interest Expense	206	219	(13)
Income Before Income Taxes	343	300	43
Income Tax Expense	60	52	8
Net Income	283	248	35
Less: Net Loss Attributable to Noncontrolling Interests	—	(1)	1
Net Income Attributable to Parent	$283	$249	$34

MD&A	PROGRESS ENERGY

Three Months Ended March 31, 2020, as compared to March 31, 2019
Operating Revenues. The variance was driven primarily by:

•	a $160 million decrease in fuel cost recovery driven by lower fuel prices and volumes as well as less Duke Energy Progress native load transfer sales in the current year;

•
a $16 million decrease in wholesale power revenues, net of fuel, primarily due to coal ash cost recovery in the prior year at Duke Energy Progress, partially offset by increased demand at Duke Energy Florida;

•	a $15 million decrease in rider revenues primarily due to the Crystal River 3 Uprate regulatory asset being fully recovered in 2019 at Duke Energy Florida; and

•
a $7 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year at Duke Energy Progress, partially offset by favorable weather in the current year at Duke Energy Florida.

Partially offset by:

•	a $17 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment at Duke Energy Florida;

•	a $12 million increase in storm revenues due to Hurricane Dorian collections at Duke Energy Florida;

•	a $10 million increase in other revenues primarily due to increased transmission revenues at Duke Energy Florida; and

•	an $8 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:

•
a $162 million decrease in fuel used in electric generation and purchased power primarily due to lower demand and changes in generation mix at Duke Energy Progress and lower fuel costs, net of deferrals at Duke Energy Florida; and

•
a $13 million decrease in operation, maintenance and other expense at Duke Energy Progress primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, partially offset by storm cost amortizations and employee benefits at Duke Energy Florida.

Interest Expense. The variance was driven primarily by lower interest rates on outstanding debt at Duke Energy Progress.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
Matters Impacting Future Results
The COVID-19 pandemic has not had a material impact on Progress Energy as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Progress Energy results of operations, financial position and cash flows in the future. Progress Energy will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Progress Energy customers, suppliers and partners and could cause Progress Energy to experience an increase in certain costs, such as bad debt, and a reduction in the demand for energy. Progress Energy also has various pending rate case proceedings that have been delayed. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
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
Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms in 2018. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territory of Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. In September 2019, Hurricane Dorian impacted Duke Energy Progress' and Duke Energy Florida's service territories. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Progress Energy's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

MD&A	PROGRESS ENERGY
On May 21, 2019, the PSCSC issued an order granting Duke Energy Progress' request for a retail rate increase but denying recovery of certain coal ash costs. Duke Energy Progress has appealed this decision to the South Carolina Supreme Court and that appeal is pending. Progress Energy's results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2019, for discussion of risks associated with the Tax Act.
DUKE ENERGY PROGRESS
Results of Operations

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$1,338	$1,484	$(146)
Operating Expenses
Fuel used in electric generation and purchased power	405	515	(110)
Operation, maintenance and other	305	335	(30)
Depreciation and amortization	287	290	(3)
Property and other taxes	47	44	3
Total operating expenses	1,044	1,184	(140)
Losses on Sales of Other Assets and Other, net	(1)	—	(1)
Operating Income	293	300	(7)
Other Income and Expenses, net	22	24	(2)
Interest Expense	69	77	(8)
Income Before Income Taxes	246	247	(1)
Income Tax Expense	42	44	(2)
Net Income	$204	$203	$1
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2020
Residential sales	(5.7)%
General service sales	(1.9)%
Industrial sales	(0.2)%
Wholesale power sales	(7.4)%
Joint dispatch sales	(0.5)%
Total sales	(4.1)%
Average number of customers	1.4%
Three Months Ended March 31, 2020, as compared to March 31, 2019
Operating Revenues. The variance was driven primarily by:

•	a $109 million decrease in fuel cost recovery driven by lower fuel prices and volumes as well as less native load transfer sales in the current year;

•	a $24 million decrease in retail sales due to unfavorable weather in the current year; and

•	a $23 million decrease in wholesale power revenues, net of fuel, primarily due to coal ash cost recovery in the prior year.
Partially Offset by:

•	an $8 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:

•	a $110 million decrease in fuel used in electric generation and purchased power primarily due to lower demand and changes in generation mix; and

•
a $30 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case.

Interest Expense. The variance was driven primarily by lower interest rates on outstanding debt.

MD&A	DUKE ENERGY PROGRESS

Matters Impacting Future Results
The COVID-19 pandemic has not had a material impact on Duke Energy Progress as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Duke Energy Progress results of operations, financial position and cash flows in the future. Duke Energy Progress will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Duke Energy Progress customers, suppliers and partners and could cause Duke Energy Progress to experience an increase in certain costs, such as bad debt, and a reduction in the demand for energy. Duke Energy Progress also has pending rate case proceedings that have been delayed. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
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
On May 21, 2019, the PSCSC issued an order granting Duke Energy Progress' request for a retail rate increase but denying recovery of certain coal ash costs. Duke Energy Progress has appealed this decision to the South Carolina Supreme Court and that appeal is pending. Duke Energy Progress' results of operations, financial position and cash flows could be adversely impacted if coal ash costs are not ultimately approved for recovery. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
Duke Energy Progress has petitioned for deferral of future grid improvement costs in its 2019 rate case. Duke Energy Progress' results of operations, financial position and cash flows could be adversely impacted if grid improvement costs are not ultimately approved for recovery and/or deferral treatment.
Duke Energy Progress' service territory was impacted by several named storms in 2018. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages in the service territory. In September 2019, Hurricane Dorian reached the Carolinas bringing high winds, tornadoes and heavy rain, impacting about 300,000 customers within the service territory. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact on Duke Energy Progress' results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2019, for discussion of risks associated with the Tax Act.
DUKE ENERGY FLORIDA
Results of Operations

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$1,080	$1,086	$(6)
Operating Expenses
Fuel used in electric generation and purchased power	358	410	(52)
Operation, maintenance and other	245	230	15
Depreciation and amortization	165	165	—
Property and other taxes	88	93	(5)
Total operating expenses	856	898	(42)
Operating Income	224	188	36
Other Income and Expenses, net	10	13	(3)
Interest Expense	84	82	2
Income Before Income Taxes	150	119	31
Income Tax Expense	30	23	7
Net Income	$120	$96	$24

MD&A	DUKE ENERGY FLORIDA

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

Increase (Decrease) over prior period	2020
Residential sales	(3.7)%
General service sales	0.4%
Industrial sales	13.6%
Wholesale and other	(18.0)%
Total sales	3.6%
Average number of customers	1.5%
Three Months Ended March 31, 2020, as compared to March 31, 2019
Operating Revenues. The variance was driven primarily by:

•	a $51 million decrease in fuel revenues primarily due to a decrease in fuel rates billed to retail customers; and

•	a $15 million decrease in rider revenue requirements primarily due to the Crystal River 3 Uprate regulatory asset being fully recovered in 2019.
Partially offset by:

•	a $17 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment;

•	a $17 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•	a $12 million increase in storm revenues due to Hurricane Dorian collections;

•	a $10 million increase in other revenues primarily due to increased transmission revenues; and

•	a $7 million increase in wholesale power revenues, net of fuel, primarily due to increased demand.
Operating Expenses. The variance was driven primarily by:

•	a $52 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel costs, net of deferrals.
Partially offset by:

•	a $15 million increase in operation, maintenance and other expense primarily due to storm cost amortizations and employee benefits.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
Matters Impacting Future Results
The COVID-19 pandemic has not had a material impact on Duke Energy Florida as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Duke Energy Florida results of operations, financial position and cash flows in the future. Duke Energy Florida will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Duke Energy Florida customers, suppliers and partners and could cause Duke Energy Florida to experience an increase in certain costs, such as bad debt, and a reduction in the demand for energy. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
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

MD&A	DUKE ENERGY OHIO

DUKE ENERGY OHIO
Results of Operations

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues
Regulated electric	$346	$355	$(9)
Regulated natural gas	152	176	(24)
Total operating revenues	498	531	(33)
Operating Expenses
Fuel used in electric generation and purchased power	87	93	(6)
Cost of natural gas	37	54	(17)
Operation, maintenance and other	123	132	(9)
Depreciation and amortization	68	64	4
Property and other taxes	83	84	(1)
Total operating expenses	398	427	(29)
Operating Income	100	104	(4)
Other Income and Expenses, net	3	9	(6)
Interest Expense	24	30	(6)
Income Before Income Taxes	79	83	(4)
Income Tax Expense	14	14	—
Net Income	$65	$69	$(4)
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2020	2020
Residential sales	(9.2)%	(16.1)%
General service sales	(3.4)%	(13.9)%
Industrial sales	(2.1)%	(2.5)%
Wholesale electric power sales	(33.1)%	n/a
Other natural gas sales	n/a	(1.9)%
Total sales	(5.5)%	(12.3)%
Average number of customers	0.8%	0.6%
Three Months Ended March 31, 2020, as compared to March 31, 2019
Operating Revenues. The variance was driven primarily by:

•	a $28 million decrease in fuel related revenues primarily due to lower natural gas prices as well as decreased volumes;

•	a $10 million decrease due to unfavorable weather in the current year; and

•	a $5 million decrease in other revenues due to lower OVEC sales into PJM.
Partially offset by:

•	a $5 million increase in retail pricing primarily due to gas rate case impacts in Kentucky; and

•
a $4 million increase in rider revenues primarily related to the Distribution Capital Investment rider as a result of additional investments and the new Legacy Generation Riders arising from Ohio HB6, which provide an alternative method of recovering OVEC losses, partially offset by decreased Energy Efficiency Rider Revenue.

MD&A	DUKE ENERGY OHIO

Operating Expenses. The variance was driven primarily by:

•	a $23 million decrease in fuel expense, primarily driven by lower natural gas prices; and

•
a $9 million decrease in operations, maintenance and other expense primarily due to the timing of training and inspection programs for Customer Delivery and Customer Solutions as well as lower storm costs.

Partially offset by:

•	a $4 million increase in depreciation and amortization primarily driven by an increase in distribution plant.
Other Income and Expenses, net. The variance was primarily due to lower intercompany interest income due to decreased borrowing and lower AFUDC equity.
Interest Expense. The variance was primarily driven by lower debt outstanding in the current year and lower post in-service carrying costs, partially offset by higher intercompany interest expense due to increased borrowing.
Matters Impacting Future Results
The COVID-19 pandemic has not had a material impact on Duke Energy Ohio as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Duke Energy Ohio results of operations, financial position and cash flows in the future. Duke Energy Ohio will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Duke Energy Ohio customers, suppliers and partners and could cause Duke Energy Ohio to experience an increase in certain costs, such as bad debt, and a reduction in the demand for energy. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
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
DUKE ENERGY INDIANA
Results of Operations

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$692	$768	$(76)
Operating Expenses
Fuel used in electric generation and purchased power	194	257	(63)
Operation, maintenance and other	186	189	(3)
Depreciation and amortization	132	131	1
Property and other taxes	22	19	3
Total operating expenses	534	596	(62)
Losses on Sales of Other Assets and Other, net	—	(3)	3
Operating Income	158	169	(11)
Other Income and Expenses, net	10	19	(9)
Interest Expense	43	43	—
Income Before Income Taxes	125	145	(20)
Income Tax Expense	26	35	(9)
Net Income	$99	$110	$(11)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020
Residential sales	(10.0)%
General service sales	(4.8)%
Industrial sales	(2.6)%
Wholesale power sales	1.8%
Total sales	(5.3)%
Average number of customers	1.1%

MD&A	DUKE ENERGY INDIANA

Three Months Ended March 31, 2020, as compared to March 31, 2019
Operating Revenues. The variance was driven primarily by:

•	a $58 million decrease in fuel revenues primarily due to lower cost of fuel and unseasonably milder weather;

•	a $9 million decrease in retail sales due to unfavorable weather in the current year; and

•	an $8 million decrease in rider revenues primarily related to lower Edwardsport IGCC sales volumes.
Operating Expenses. The variance was driven primarily by:

•
a $63 million decrease in fuel used in electric generation and purchased power expense primarily due to lower coal and natural gas costs and lower amortization of deferred fuel costs, partially offset by higher purchased power expense.

Other Income and Expenses, net. The decrease was primarily due to life insurance proceeds received in the prior year.
Income Tax Expense. The decrease in income tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes.
Matters Impacting Future Results
The COVID-19 pandemic has not had a material impact on Duke Energy Indiana as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Duke Energy Indiana results of operations, financial position and cash flows in the future. Duke Energy Indiana will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Duke Energy Indiana customers, suppliers and partners and could cause Duke Energy Indiana to experience an increase in certain costs, such as bad debt, and a reduction in the demand for energy. Duke Energy Indiana also has a pending rate case proceeding that could be delayed. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
Duke Energy Indiana filed a general rate case with the IURC on July 2, 2019, its first general rate case in 16 years. The outcome of this rate case could materially impact Duke Energy Indiana's results of operations, financial position and cash flows. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
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
PIEDMONT
Results of Operations

	Three Months Ended March 31,
(in millions)	2020	2019	Variance
Operating Revenues	$512	$579	$(67)
Operating Expenses
Cost of natural gas	162	273	(111)
Operation, maintenance and other	80	80	—
Depreciation and amortization	45	42	3
Property and other taxes	12	12	—
Total operating expenses	299	407	(108)
Operating Income	213	172	41
Other Income and Expenses, net	12	6	6
Interest Expense	27	22	5
Income Before Income Taxes	198	156	42
Income Tax Expense	20	34	(14)
Net Income	$178	$122	$56

MD&A	PIEDMONT

The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020
Residential deliveries	(13.1)%
Commercial deliveries	(12.4)%
Industrial deliveries	(2.1)%
Power generation deliveries	5.8%
For resale	(23.7)%
Total throughput deliveries	(2.1)%
Secondary market volumes	(26.3)%
Average number of customers	1.4%
Due to the margin decoupling mechanism in North Carolina and the weather normalization adjustment (WNA) mechanisms in South Carolina and Tennessee and fixed-price contracts with most power generation customers, changes in throughput deliveries do not have a material impact on Piedmont's revenues or earnings. The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The WNA mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Three Months Ended March 31, 2020, as compared to March 31, 2019
Operating Revenues. The variance was driven primarily by:

•	a $111 million decrease due to lower natural gas costs passed through to customers;

•	a $20 million decrease due to return of EDIT to customers; and

•	a $7 million decrease due to NCUC approval related to tax reform accounting from fixed-rate contracts in the prior year.
Partially offset by:

•	a $53 million increase due to North Carolina base rate case increases; and

•	a $12 million increase due to North Carolina IMR increases.
Operating Expenses. The variance was driven primarily by:

•	a $111 million decrease in cost of natural gas due to lower natural gas prices.
Income Tax Expense. The decrease in income tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income.
Matters Impacting Future Results
The COVID-19 pandemic has not had a material impact on Piedmont as of March 31, 2020; however, we cannot predict the extent to which the COVID-19 pandemic will impact Piedmont results of operations, financial position and cash flows in the future. Piedmont will continue to actively monitor the impacts of COVID-19 including the potential economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown could adversely affect Piedmont customers, suppliers and partners and could cause Piedmont to experience an increase in certain costs, such as bad debt. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019, included a summary and detailed discussion of projected primary sources and uses of cash for 2020 to 2022.
In March 2020, capital markets experienced significant liquidity challenges as a result of the ongoing uncertainty around the economic impacts from COVID-19. Investor demand for liquidity and cash holdings created substantial volatility, particularly in the short-term commercial paper market. As such, issuers of commercial paper experienced difficulties issuing commercial paper for longer duration at competitive interest rates. During March 2020 and in response to market volatility and the ongoing economic uncertainty related to COVID-19, Duke Energy took several actions to enhance the Company's liquidity position including:

•	Duke Energy drew down the remaining $500 million of availability under the existing $1 billion Three-Year Revolving Credit Facility; and

•
Duke Energy entered into and borrowed the full amount under a $1.5 billion, 364-day Term Loan Credit Agreement. The Term Loan Credit Agreement contains a provision for additional borrowing capacity of $500 million. Duke Energy exercised the provision and borrowed an additional $188 million, for a total borrowing of approximately $1.7 billion.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, Duke Energy had approximately $1.5 billion of cash on hand and $4.8 billion available under its $8 billion Master Credit Facility. Duke Energy has additional liquidity available totaling approximately $2.6 billion under outstanding equity forward agreements. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Duke Energy continues to monitor access to credit and equity markets.
In addition to the $500 million draw under the Three-Year Revolving Credit Facility and $1.7 billion of incremental borrowings under the new 364-day Term Loan Credit Agreement, Duke Energy also issued approximately $1.5 billion of debt and raised $67 million of common equity through its dividend reinvestment program during the three months ended March 31, 2020. Refer to Notes 5 and 13 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders' Equity," respectively, for information regarding Duke Energy's debt and equity issuances, debt maturities and available credit facilities including the Master Credit Facility.
In light of the COVID-19 pandemic, Duke Energy currently does not expect significant changes to the projected capital and investment expenditures provided in the Form 10-K for the year ended December 31, 2019. However, Duke Energy will continue to reassess capital projects depending on the duration and severity of economic impacts caused by the pandemic.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Cash flows provided by (used in):
Operating activities	$1,554	$1,239
Investing activities	(3,022)	(2,713)
Financing activities	2,593	1,433
Net increase (decrease) in cash, cash equivalents and restricted cash	1,125	(41)
Cash, cash equivalents and restricted cash at beginning of period	573	591
Cash, cash equivalents and restricted cash at end of period	$1,698	$550
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2020	2019	Variance
Net income	$890	$893	$(3)
Non-cash adjustments to net income	1,627	1,299	328
Payments for asset retirement obligations	(132)	(152)	20
Working capital	(831)	(801)	(30)
Net cash provided by operating activities	$1,554	$1,239	$315
The variance was primarily due to timing of payments of property taxes, higher Nuclear Electric Insurance Limited (NEIL) refunds in the current year and lower storm costs in the current year.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2020	2019	Variance
Capital, investment and acquisition expenditures	$(2,909)	$(2,630)	$(279)
Other investing items	(113)	(83)	(30)
Net cash used in investing activities	$(3,022)	$(2,713)	$(309)
The variance relates to an increase in capital expenditures due to higher overall investments primarily in the Commercial Renewables segment.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2020	2019	Variance
Issuances of long-term debt, net	$1,662	$1,536	$126
Issuances of common stock	40	13	27
Issuances of preferred stock	—	974	(974)
Notes payable, commercial paper and other short-term borrowings	1,569	(408)	1,977
Dividends paid	(707)	(649)	(58)
Contributions from noncontrolling interests	103	6	97
Other financing items	(74)	(39)	(35)
Net cash provided by financing activities	$2,593	$1,433	$1,160
The variance was primarily due to:

•	a $1,977 million increase in net proceeds from issuances of notes payable and commercial paper primarily due to borrowings of $1.7 billion under the 364-day Term Loan Credit Agreement.
Partially offset by:

•	a $974 million decrease in proceeds from the issuance of preferred stock.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2020, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Note 11 – Variable Interest Entities and Note 13 – Stockholders' Equity to the Condensed Consolidated Financial Statements for information regarding ACP and equity forward sales agreements. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three months ended March 31, 2020, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants. During the three months ended March 31, 2020, there were no material changes to the Duke Energy Registrants' disclosures about market risk, other than as described below.
Credit Risk
In response to the COVID-19 pandemic, in March 2020, the Duke Energy Subsidiary Registrants announced a suspension of disconnections for nonpayment to be effective throughout the national emergency. This is expected to result in an increase in charge-offs over historical levels. In addition, the Registrants are monitoring the effects of the resultant economic slowdown on counterparties’ abilities to perform under their contractual obligations.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings, including regulatory and environmental matters, see Note 3, "Regulatory Matters," and Note 4, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. For additional information, see Item 3, "Legal Proceedings," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants' Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect the Duke Energy Registrants’ financial condition or future results. As described in the Duke Energy Form 8-K Filing on May 8, 2020, the information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.
The Duke Energy Registrants’ operations have been and may be affected by COVID-19 in ways listed below and in ways the registrants cannot predict at this time.
The COVID-19 pandemic has begun to impact the Duke Energy Registrants' business strategy, results of operations, financial position and cash flows, albeit not materially as of this filing date, from specific activities listed below:

•	Decreased demand for electricity and natural gas;

•	Delays in rate cases and other legal proceedings; and

•	The health and availability of our critical personnel and their ability to perform business functions.
Furthermore, due to the unpredictability of the COVID-19 pandemic’s ongoing impact on global health and economic stability as of this filing date, the Duke Energy Registrants expect that the activities listed below could negatively impact their business strategy, results of operations, financial position and cash flows:

•	An inability to procure satisfactory levels of fuels or other necessary equipment to continue production of electricity and delivery of natural gas;

•	An inability to obtain labor or equipment necessary for the construction of generation projects or pipeline expansion;

•	An inability to maintain information technology systems and protections from cyberattack;

•	An inability to obtain financing in volatile financial markets;

•	Additional federal regulation tied to stimulus and other aid packages;

•	Impairment charges to certain assets, including goodwill; and

•	Actions of state utility commissions or federal or state governments to allow customers to suspend or delay payment of bills related to the provision of electric or gas services.
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
4.1
One-Hundred and Second Supplemental Indenture, dated as of August 14, 2019 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on January 8, 2020, File No. 1-4928).
X
4.2
One-Hundred and Third Supplemental Indenture, dated as of January 8, 2020 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on January 8, 2020, File No. 1-4928).
X
4.3
One-Hundred and Fourth Supplemental Indenture, dated as of January 8, 2020 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on January 8, 2020, File No. 1-4928).
X
4.4	Seventieth Supplemental Indenture, dated as of March 12, 2020 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 12, 2020, File No. 1-3543).							X
10.1
Amendment No. 5 and Consent, dated as of March 16, 2020, among Registrants, the Lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, and Swingline Lender (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K, filed on March 17, 2020, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).
		X	X		X	X	X	X	X
10.2
$1.5 billion 364-Day Term Loan Credit Agreement, dated as of March 19, 2020, among the Registrant, as Borrower, certain Lenders from time to time parties thereto, and PNC Bank, N.A., as Administrative Agent, and Registrant's borrowing of the remaining $500 million under Registrant's existing $1 billion revolving credit facility on March 17, 2020 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 19, 2020, File No. 1-32853).
X
*10.2.1	Joinder Agreement, dated as of March 27, 2020, by and among the Registrant, each of the Incremental Lenders listed therein, and PNC BANK, N.A., as Administrative Agent.	X
10.3
Duke Energy Carolinas Summary of Partial Settlement in North Carolina Rate Case (incorporated by reference to Exhibit 99.1 to Registrants’ Current Report on Form 8-K filed on March 26, 2020, File Nos. 1-32853, 1-4928, 1-3382).
		X	X		X
*10.4**	Performance Award Agreement	X

EXHIBITS

*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

EXHIBITS

*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
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

Date:	May 12, 2020	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 12, 2020	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)