Form 10-Q/A
period 2020-03-31
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2020-06-02
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
This combined Form 10-Q/A is filed separately by eight registrants: Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.
EXPLANATORY NOTE
Duke Energy Corporation and its subsidiaries (collectively, the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2020. The Company is filing this Amendment No. 1 (the “Amendment”) to its Original Filing solely to add this Explanatory Note which was inadvertently omitted from the Original Filing.
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020 (the “Form 8-K”), and in accordance with the SEC’s “Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies," dated March 25, 2020 (Release No. 34-88465) (the “Order”), the Company (i) relied on the relief provided by the Order in connection with the filing of the Original Filing and (ii) the delay in the Original Filing was necessitated by the additional time required by our workforce, who are largely working remotely during the COVID-19 pandemic, to complete the processes necessary for our internal controls. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
This Amendment has not been updated for events or information subsequent to the filing date of the Original Filing and should be read in conjunction with the Original Filing and Duke Energy’s other filings with the SEC. Except as described above, no other changes have been made in the Amendment to modify or update the other disclosures in or exhibits filed or furnished with the Original Filing. Material events may have occurred subsequent to the filing of the Original Filing that are not reflected in this Amendment.
ITEM 6. EXHIBITS
Exhibits filed herein are designated by an asterisk (*).

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X

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

Date:	June 2, 2020	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 2, 2020	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)