Form 10-Q
period 2020-06-30
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2020-08-10
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at July 31, 2020:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	735,432,137
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida OPC and other customer representatives

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida OPC and other customer representatives, which replaces and supplants the 2013 Settlement

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Inc. and Duke Energy

ACP pipeline	The approximately 600-mile canceled interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

AMT	Alternative Minimum Tax

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

CC	Combined Cycle

CCR	Coal Combustion Residuals

CARES Act	Coronavirus Aid, Relief and Economic Security Act

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the Company	Duke Energy Corporation and its subsidiaries

Constitution	Constitution Pipeline Company, LLC

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	U.S. Environmental Protection Agency

EPS	Earnings Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

GLOSSARY OF TERMS

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings (Loss)	Net Income (Loss) Available to Duke Energy Corporation Common Stockholders

GAAP Reported Earnings (Loss) Per Share	Basic Earnings (Loss) Per Share Available to Duke Energy Corporation common stockholders

GWh	Gigawatt-hours

IGCC	Integrated Gasification Combined Cycle

IMR	Integrity Management Rider

IRS	Internal Revenue Service

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MMBtu	Million British Thermal Unit

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

ORS	South Carolina Office of Regulatory Staff

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues
Regulated electric	$4,963	$5,423	$10,087	$10,708
Regulated natural gas	263	280	901	1,008
Nonregulated electric and other	195	170	382	320
Total operating revenues	5,421	5,873	11,370	12,036
Operating Expenses
Fuel used in electric generation and purchased power	1,349	1,641	2,796	3,250
Cost of natural gas	59	76	258	403
Operation, maintenance and other	1,353	1,434	2,692	2,853
Depreciation and amortization	1,150	1,089	2,280	2,178
Property and other taxes	334	334	679	677
Impairment charges	6	4	8	4
Total operating expenses	4,251	4,578	8,713	9,365
Gains on Sales of Other Assets and Other, net	7	3	8	—
Operating Income	1,177	1,298	2,665	2,671
Other Income and Expenses
Equity in (losses) earnings of unconsolidated affiliates	(1,968)	44	(1,924)	87
Other income and expenses, net	137	89	183	204
Total other income and expenses	(1,831)	133	(1,741)	291
Interest Expense	554	542	1,105	1,085
(Loss) Income Before Income Taxes	(1,208)	889	(181)	1,877
Income Tax (Benefit) Expense	(316)	141	(179)	236
Net (Loss) Income	(892)	748	(2)	1,641
Add: Net Loss Attributable to Noncontrolling Interests	90	84	138	91
Net (Loss) Income Attributable to Duke Energy Corporation	(802)	832	136	1,732
Less: Preferred Dividends	15	12	54	12
Net (Loss) Income Available to Duke Energy Corporation Common Stockholders	$(817)	$820	$82	$1,720

Earnings (Loss) Per Share – Basic and Diluted
Net (loss) income available to Duke Energy Corporation common stockholders
Basic and Diluted	$(1.13)	$1.12	$0.11	$2.36
Weighted average shares outstanding
Basic	735	728	734	728
Diluted	735	728	735	728

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net (Loss) Income	$(892)	$748	$(2)	$1,641
Other Comprehensive Loss, net of tax(a)
Pension and OPEB adjustments	(1)	3	—	3
Net unrealized gains (losses) on cash flow hedges	5	(29)	(76)	(46)
Reclassification into earnings from cash flow hedges	2	2	4	3
Unrealized gains on available-for-sale securities	6	4	7	8
Other Comprehensive Income (Loss), net of tax	12	(20)	(65)	(32)
Comprehensive (Loss) Income	(880)	728	(67)	1,609
Add: Comprehensive Loss Attributable to Noncontrolling Interests	88	84	150	91
Comprehensive (Loss) Income Attributable to Duke Energy	(792)	812	83	1,700
Less: Preferred Dividends	15	12	54	12
Comprehensive (Loss) Income Available to Duke Energy Corporation Common Stockholders	$(807)	$800	$29	$1,688

(a)
Net of income tax impacts of approximately $20 million and $10 million for the six months ended June 30, 2020, and 2019, respectively. All other periods presented include immaterial income tax impacts.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$341	$311
Receivables (net of allowance for doubtful accounts of $23 at 2020 and $22 at 2019)	753	1,066
Receivables of VIEs (net of allowance for doubtful accounts of $79 at 2020 and $54 at 2019)	2,049	1,994
Inventory	3,289	3,232
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	1,774	1,796
Other (includes $260 at 2020 and $242 at 2019 related to VIEs)	1,031	764
Total current assets	9,237	9,163
Property, Plant and Equipment
Cost	151,592	147,654
Accumulated depreciation and amortization	(47,295)	(45,773)
Generation facilities to be retired, net	28	246
Net property, plant and equipment	104,325	102,127
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $969 at 2020 and $989 at 2019 related to VIEs)	13,285	13,222
Nuclear decommissioning trust funds	8,000	8,140
Operating lease right-of-use assets, net	1,580	1,658
Investments in equity method unconsolidated affiliates	861	1,936
Other (includes $85 at 2020 and $110 at 2019 related to VIEs)	3,458	3,289
Total other noncurrent assets	46,487	47,548
Total Assets	$160,049	$158,838
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,398	$3,487
Notes payable and commercial paper	4,785	3,135
Taxes accrued	657	392
Interest accrued	569	565
Current maturities of long-term debt (includes $462 at 2020 and $216 at 2019 related to VIEs)	3,756	3,141
Asset retirement obligations	729	881
Regulatory liabilities	898	784
Other	2,898	2,367
Total current liabilities	16,690	14,752
Long-Term Debt (includes $3,643 at 2020 and $3,997 at 2019 related to VIEs)	56,143	54,985
Other Noncurrent Liabilities
Deferred income taxes	8,979	8,878
Asset retirement obligations	12,539	12,437
Regulatory liabilities	14,553	15,264
Operating lease liabilities	1,377	1,432
Accrued pension and other post-retirement benefit costs	911	934
Investment tax credits	683	624
Other (includes $251 at 2020 and $228 at 2019 related to VIEs)	1,563	1,581
Total other noncurrent liabilities	40,605	41,150
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2020 and 2019	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2020 and 2019	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 735 million shares outstanding at 2020 and 733 million shares outstanding at 2019	1	1
Additional paid-in capital	40,997	40,881
Retained earnings	2,707	4,108
Accumulated other comprehensive loss	(183)	(130)
Total Duke Energy Corporation stockholders' equity	45,484	46,822
Noncontrolling interests	1,127	1,129
Total equity	46,611	47,951
Total Liabilities and Equity	$160,049	$158,838

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2)	$1,641
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,651	2,483
Equity in losses (earnings) of unconsolidated affiliates	1,924	(87)
Equity component of AFUDC	(76)	(67)
Gains on sales of other assets	(8)	—
Impairment charges	8	4
Deferred income taxes	105	527
Payments for asset retirement obligations	(287)	(336)
Provision for rate refunds	(12)	57
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(24)	(11)
Receivables	281	304
Inventory	(56)	(110)
Other current assets	(124)	(265)
Increase (decrease) in
Accounts payable	(638)	(700)
Taxes accrued	273	(56)
Other current liabilities	(344)	(378)
Other assets	(193)	(1)
Other liabilities	(121)	51
Net cash provided by operating activities	3,357	3,056
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,103)	(5,465)
Contributions to equity method investments	(164)	(162)
Purchases of debt and equity securities	(3,818)	(2,316)
Proceeds from sales and maturities of debt and equity securities	3,755	2,302
Other	(141)	(147)
Net cash used in investing activities	(5,471)	(5,788)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	3,788	4,622
Issuance of preferred stock	—	973
Issuance of common stock	57	27
Payments for the redemption of long-term debt	(1,951)	(2,155)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	1,866	240
Payments for the redemption of short-term debt with original maturities greater than 90 days	(113)	(299)
Notes payable and commercial paper	(129)	383
Contributions from noncontrolling interests	163	193
Dividends paid	(1,391)	(1,312)
Other	(108)	(50)
Net cash provided by financing activities	2,182	2,622
Net increase (decrease) in cash, cash equivalents and restricted cash	68	(110)
Cash, cash equivalents and restricted cash at beginning of period	573	591
Cash, cash equivalents and restricted cash at end of period	$641	$481
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$945	$917
Non-cash dividends	54	54

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2019 and 2020
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2019	$974	728	$1	$40,823	$3,360	$(36)	$—	$(92)	$45,030	$15	$45,045
Net income (loss)	—	—	—	—	820	—	—	—	820	(84)	736
Other comprehensive (loss) income	—	—	—	—	—	(27)	4	3	(20)	—	(20)
Preferred stock issuances, net of issuance costs	(1)	—	—	—	—	—	—	—	(1)	—	(1)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	61	—	—	—	—	61	—	61
Common stock dividends	—	—	—	—	(678)	—	—	—	(678)	—	(678)
Contribution from noncontrolling interest in subsidiaries(a)	—	—	—	—	—	—	—	—	—	193	193
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	—	—	—	1	(4)	(3)
Balance at June 30, 2019	$973	728	$1	$40,885	$3,502	$(63)	$4	$(89)	$45,213	$119	$45,332

Balance at March 31, 2020	$1,962	735	$1	$40,930	$4,221	$(116)	$4	$(81)	$46,921	$1,162	$48,083
Net income (loss)	—	—	—	—	(817)	—	—	—	(817)	(90)	(907)
Other comprehensive (loss) income	—	—	—	—	—	5	6	(1)	10	2	12
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	66	—	—	—	—	66	—	66
Common stock dividends	—	—	—	—	(696)	—	—	—	(696)	—	(696)
Contribution from noncontrolling interest in subsidiaries(a)	—	—	—	—	—	—	—	—	—	60	60
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other	—	—	—	1	(1)	—	—	—	—	—	—
Balance at June 30, 2020	$1,962	735	$1	$40,997	$2,707	$(111)	$10	$(82)	$45,484	$1,127	$46,611

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

	Six Months Ended June 30, 2019 and 2020
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net	(Losses) Gains		Duke Energy
		Common		Additional		Losses on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2018	$—	727	$1	$40,795	$3,113	$(14)	$(3)	$(75)	$43,817	$17	$43,834
Net income (loss)	—	—	—	—	1,720	—	—	—	1,720	(91)	1,629
Other comprehensive (loss) income	—	—	—	—	—	(43)	8	3	(32)	—	(32)
Preferred stock, Series A, issuances, net of issuance costs(b)	973	—	—	—	—	—	—	—	973	—	973
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	89	—	—	—	—	89	—	89
Common stock dividends	—	—	—	—	(1,354)	—	—	—	(1,354)	—	(1,354)
Contributions from noncontrolling interest in subsidiaries(a)	—	—	—	—	—	—	—	—	—	193	193
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other(c)	—	—	—	1	23	(6)	(1)	(17)	—	1	1
Balance at June 30, 2019	$973	728	$1	$40,885	$3,502	$(63)	$4	$(89)	$45,213	$119	$45,332

Balance at December 31, 2019	$1,962	733	$1	$40,881	$4,108	$(51)	$3	$(82)	$46,822	$1,129	$47,951
Net income (loss)	—	—	—	—	82	—	—	—	82	(138)	(56)
Other comprehensive (loss) income	—	—	—	—	—	(60)	7	—	(53)	(12)	(65)
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	116	—	—	—	—	116	—	116
Common stock dividends	—	—	—	—	(1,391)	—	—	—	(1,391)	—	(1,391)
Contributions from noncontrolling interest in subsidiaries(a)	—	—	—	—	—	—	—	—	—	163	163
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(14)	(14)
Other(d)	—	—	—	—	(92)	—	—	—	(92)	(1)	(93)
Balance at June 30, 2020	$1,962	735	$1	$40,997	$2,707	$(111)	$10	$(82)	$45,484	$1,127	$46,611

(a)	Relates to tax equity financing activity in the Commercial Renewables segment.

(b)	Duke Energy issued 40 million depositary shares of preferred stock, Series A.

(c)	Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

(d)	Amounts in Retained earnings primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$1,610	$1,713	$3,358	$3,457
Operating Expenses
Fuel used in electric generation and purchased power	376	395	829	867
Operation, maintenance and other	430	441	816	881
Depreciation and amortization	375	346	718	663
Property and other taxes	75	75	156	155
Impairment charges	—	5	2	5
Total operating expenses	1,256	1,262	2,521	2,571
Losses on Sales of Other Assets and Other, net	(1)	—	—	—
Operating Income	353	451	837	886
Other Income and Expenses, net	43	41	86	72
Interest Expense	125	117	248	227
Income Before Income Taxes	271	375	675	731
Income Tax Expense	37	74	102	137
Net Income and Comprehensive Income	$234	$301	$573	$594

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$24	$18
Receivables (net of allowance for doubtful accounts of $1 at 2020 and $3 at 2019)	255	324
Receivables of VIEs (net of allowance for doubtful accounts of $13 at 2020 and $7 at 2019)	675	642
Receivables from affiliated companies	78	114
Inventory	1,080	996
Regulatory assets	490	550
Other	19	21
Total current assets	2,621	2,665
Property, Plant and Equipment
Cost	50,068	48,922
Accumulated depreciation and amortization	(17,098)	(16,525)
Net property, plant and equipment	32,970	32,397
Other Noncurrent Assets
Regulatory assets	3,440	3,360
Nuclear decommissioning trust funds	4,265	4,359
Operating lease right-of-use assets, net	125	123
Other	1,158	1,149
Total other noncurrent assets	8,988	8,991
Total Assets	$44,579	$44,053
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$615	$954
Accounts payable to affiliated companies	147	210
Notes payable to affiliated companies	131	29
Taxes accrued	166	46
Interest accrued	127	115
Current maturities of long-term debt	508	458
Asset retirement obligations	194	206
Regulatory liabilities	293	255
Other	488	611
Total current liabilities	2,669	2,884
Long-Term Debt	11,713	11,142
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,004	3,921
Asset retirement obligations	5,566	5,528
Regulatory liabilities	6,232	6,423
Operating lease liabilities	106	102
Accrued pension and other post-retirement benefit costs	77	84
Investment tax credits	229	231
Other	611	627
Total other noncurrent liabilities	16,825	16,916
Commitments and Contingencies
Equity
Member's equity	13,079	12,818
Accumulated other comprehensive loss	(7)	(7)
Total equity	13,072	12,811
Total Liabilities and Equity	$44,579	$44,053

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$573	$594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	854	804
Equity component of AFUDC	(29)	(21)
Impairment charges	2	5
Deferred income taxes	31	54
Payments for asset retirement obligations	(86)	(131)
Provision for rate refunds	2	35
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(8)
Receivables	40	83
Receivables from affiliated companies	36	81
Inventory	(84)	(77)
Other current assets	170	(133)
Increase (decrease) in
Accounts payable	(249)	(282)
Accounts payable to affiliated companies	(63)	(41)
Taxes accrued	120	38
Other current liabilities	(134)	(71)
Other assets	(83)	87
Other liabilities	(35)	(18)
Net cash provided by operating activities	1,065	999
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,271)	(1,357)
Purchases of debt and equity securities	(1,017)	(1,114)
Proceeds from sales and maturities of debt and equity securities	1,017	1,114
Other	(73)	(46)
Net cash used in investing activities	(1,344)	(1,403)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	938	25
Payments for the redemption of long-term debt	(454)	(3)
Notes payable to affiliated companies	102	365
Distributions to parent	(300)	—
Other	(1)	(1)
Net cash provided by financing activities	285	386
Net increase (decrease) in cash and cash equivalents	6	(18)
Cash and cash equivalents at beginning of period	18	33
Cash and cash equivalents at end of period	$24	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$256	$252
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2019 and 2020
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at March 31, 2019	$11,982	$(7)	$11,975
Net income	301	—	301
Balance at June 30, 2019	$12,283	$(7)	$12,276

Balance at March 31, 2020	$12,844	$(7)	$12,837
Net income	234	—	234
Other	1	—	1
Balance at June 30, 2020	$13,079	$(7)	$13,072

	Six Months Ended June 30, 2019 and 2020
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2018	$11,689	$(6)	$11,683
Net income	594	—	594
Other	—	(1)	(1)
Balance at June 30, 2019	$12,283	$(7)	$12,276

Balance at December 31, 2019	$12,818	$(7)	$12,811
Net income	573	—	573
Distributions to parent	(300)	—	(300)
Other(a)	(12)	—	(12)
Balance at June 30, 2020	$13,079	$(7)	$13,072

(a)	Amounts primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$2,498	$2,744	$4,920	$5,316
Operating Expenses
Fuel used in electric generation and purchased power	777	988	1,540	1,913
Operation, maintenance and other	589	606	1,143	1,173
Depreciation and amortization	432	426	884	881
Property and other taxes	137	143	272	280
Total operating expenses	1,935	2,163	3,839	4,247
Gains (Losses) on Sales of Other Assets and Other, net	7	(1)	6	(1)
Operating Income	570	580	1,087	1,068
Other Income and Expenses, net	33	34	65	65
Interest Expense	199	219	405	438
Income Before Income Taxes	404	395	747	695
Income Tax Expense	60	66	120	118
Net Income	344	329	627	577
Less: Net Income Attributable to Noncontrolling Interests	—	1	—	—
Net Income Attributable to Parent	$344	$328	$627	$577

Net Income	$344	$329	$627	$577
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	1	1	2
Net unrealized gains on cash flow hedges	1	1	2	3
Unrealized (losses) gains on available-for-sale securities	(1)	1	—	1
Other Comprehensive Income, net of tax	1	3	3	6
Comprehensive Income	345	332	630	583
Less: Comprehensive Income Attributable to Noncontrolling Interests	—	1	—	—
Comprehensive Income Attributable to Parent	$345	$331	$630	$583

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$78	$48
Receivables (net of allowance for doubtful accounts of $9 at 2020 and $7 at 2019)	153	220
Receivables of VIEs (net of allowance for doubtful accounts of $20 at 2020 and $9 at 2019)	920	830
Receivables from affiliated companies	42	76
Notes receivable from affiliated companies	—	164
Inventory	1,466	1,423
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	957	946
Other (includes $32 at 2020 and $39 at 2019 related to VIEs)	145	210
Total current assets	3,761	3,917
Property, Plant and Equipment
Cost	56,420	55,070
Accumulated depreciation and amortization	(17,704)	(17,159)
Generation facilities to be retired, net	28	246
Net property, plant and equipment	38,744	38,157
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $969 at 2020 and $989 at 2019 related to VIEs)	6,308	6,346
Nuclear decommissioning trust funds	3,734	3,782
Operating lease right-of-use assets, net	737	788
Other	1,164	1,049
Total other noncurrent assets	15,598	15,620
Total Assets	$58,103	$57,694
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$675	$1,104
Accounts payable to affiliated companies	222	310
Notes payable to affiliated companies	2,373	1,821
Taxes accrued	201	46
Interest accrued	213	228
Current maturities of long-term debt (includes $304 at 2020 and $54 at 2019 related to VIEs)	1,829	1,577
Asset retirement obligations	357	485
Regulatory liabilities	388	330
Other	847	902
Total current liabilities	7,105	6,803
Long-Term Debt (includes $1,361 at 2020 and $1,632 at 2019 related to VIEs)	17,625	17,907
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,560	4,462
Asset retirement obligations	6,038	5,986
Regulatory liabilities	4,813	5,225
Operating lease liabilities	662	697
Accrued pension and other post-retirement benefit costs	480	488
Other	449	383
Total other noncurrent liabilities	17,002	17,241
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2020 and 2019	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	7,090	6,465
Accumulated other comprehensive loss	(15)	(18)
Total Progress Energy, Inc. stockholders' equity	16,218	15,590
Noncontrolling interests	3	3
Total equity	16,221	15,593
Total Liabilities and Equity	$58,103	$57,694

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$627	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,118	1,061
Equity component of AFUDC	(24)	(31)
(Gains) Losses on sales of other assets	(6)	1
Deferred income taxes	94	126
Payments for asset retirement obligations	(173)	(183)
Provision for rate refunds	2	10
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(22)	(1)
Receivables	(15)	(42)
Receivables from affiliated companies	34	119
Inventory	(42)	(26)
Other current assets	102	114
Increase (decrease) in
Accounts payable	(238)	(196)
Accounts payable to affiliated companies	(88)	(125)
Taxes accrued	155	82
Other current liabilities	(64)	(162)
Other assets	(51)	(82)
Other liabilities	(97)	24
Net cash provided by operating activities	1,312	1,266
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,812)	(1,988)
Purchases of debt and equity securities	(2,602)	(1,094)
Proceeds from sales and maturities of debt and equity securities	2,588	1,089
Notes receivable from affiliated companies	164	—
Other	(81)	(59)
Net cash used in investing activities	(1,743)	(2,052)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	514	1,295
Payments for the redemption of long-term debt	(550)	(1,188)
Notes payable to affiliated companies	552	685
Other	—	2
Net cash provided by financing activities	516	794
Net increase in cash, cash equivalents and restricted cash	85	8
Cash, cash equivalents and restricted cash at beginning of period	126	112
Cash, cash equivalents and restricted cash at end of period	$211	$120
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$287	$278

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2019 and 2020
			Accumulated Other Comprehensive (Loss) Income
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2019	$9,143	$5,386	$(14)	$(1)	$(8)	$14,506	$2	$14,508
Net income	—	328	—	—	—	328	1	329
Other comprehensive income	—	—	1	1	1	3	—	3
Other	—	1	—	—	(1)	—	(1)	(1)
Balance at June 30, 2019	$9,143	$5,715	$(13)	$—	$(8)	$14,837	$2	$14,839

Balance at March 31, 2020	$9,143	$6,747	$(9)	$—	$(7)	$15,874	$3	$15,877
Net income	—	344	—	—	—	344	—	344
Other comprehensive income	—	—	1	(1)	1	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	(1)	—	—	—	(1)	1	—
Balance at June 30, 2020	$9,143	$7,090	$(8)	$(1)	$(6)	$16,218	$3	$16,221

	Six Months Ended June 30, 2019 and 2020
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Losses on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2018	$9,143	$5,131	$(12)	$(1)	$(7)	$14,254	$3	$14,257
Net income	—	577	—	—	—	577	—	577
Other comprehensive income	—	—	3	1	2	6	—	6
Other(a)	—	7	(4)	—	(3)	—	(1)	(1)
Balance at June 30, 2019	$9,143	$5,715	$(13)	$—	$(8)	$14,837	$2	$14,839

Balance at December 31, 2019	$9,143	$6,465	$(10)	$(1)	$(7)	$15,590	$3	$15,593
Net income	—	627	—	—	—	627	—	627
Other comprehensive income	—	—	2	—	1	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	(2)	—	—	—	(2)	1	(1)
Balance at June 30, 2020	$9,143	$7,090	$(8)	$(1)	$(6)	$16,218	$3	$16,221

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$1,243	$1,387	$2,581	$2,871
Operating Expenses
Fuel used in electric generation and purchased power	395	479	800	994
Operation, maintenance and other	317	357	622	692
Depreciation and amortization	257	251	544	541
Property and other taxes	44	41	91	85
Total operating expenses	1,013	1,128	2,057	2,312
Gains on Sales of Other Assets and Other, net	6	—	5	—
Operating Income	236	259	529	559
Other Income and Expenses, net	19	24	41	48
Interest Expense	68	81	137	158
Income Before Income Taxes	187	202	433	449
Income Tax Expense	26	33	68	77
Net Income and Comprehensive Income	$161	$169	$365	$372

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$51	$22
Receivables (net of allowance for doubtful accounts of $4 at 2020 and $3 at 2019)	77	123
Receivables of VIEs (net of allowance for doubtful accounts of $10 at 2020 and $5 at 2019)	451	489
Receivables from affiliated companies	42	52
Inventory	980	934
Regulatory assets	526	526
Other	37	60
Total current assets	2,164	2,206
Property, Plant and Equipment
Cost	35,120	34,603
Accumulated depreciation and amortization	(12,303)	(11,915)
Generation facilities to be retired, net	28	246
Net property, plant and equipment	22,845	22,934
Other Noncurrent Assets
Regulatory assets	4,448	4,152
Nuclear decommissioning trust funds	3,023	3,047
Operating lease right-of-use assets, net	367	387
Other	688	651
Total other noncurrent assets	8,526	8,237
Total Assets	$33,535	$33,377
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$287	$629
Accounts payable to affiliated companies	153	203
Notes payable to affiliated companies	257	66
Taxes accrued	88	17
Interest accrued	102	110
Current maturities of long-term debt	1,006	1,006
Asset retirement obligations	357	485
Regulatory liabilities	306	236
Other	468	478
Total current liabilities	3,024	3,230
Long-Term Debt	7,907	7,902
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,485	2,388
Asset retirement obligations	5,457	5,408
Regulatory liabilities	4,087	4,232
Operating lease liabilities	339	354
Accrued pension and other post-retirement benefit costs	237	238
Investment tax credits	134	137
Other	105	92
Total other noncurrent liabilities	12,844	12,849
Commitments and Contingencies
Equity
Member's Equity	9,610	9,246
Total Liabilities and Equity	$33,535	$33,377

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$365	$372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	635	634
Equity component of AFUDC	(19)	(28)
Gains on sales of other assets	(6)	—
Deferred income taxes	60	26
Payments for asset retirement obligations	(164)	(166)
Provision for rate refunds	2	10
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(5)	(5)
Receivables	96	58
Receivables from affiliated companies	10	(17)
Inventory	(46)	(26)
Other current assets	87	115
Increase (decrease) in
Accounts payable	(260)	(223)
Accounts payable to affiliated companies	(50)	(96)
Taxes accrued	71	53
Other current liabilities	(16)	(74)
Other assets	(86)	(3)
Other liabilities	(5)	25
Net cash provided by operating activities	669	655
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(795)	(1,115)
Purchases of debt and equity securities	(569)	(473)
Proceeds from sales and maturities of debt and equity securities	548	458
Other	(21)	(20)
Net cash used in investing activities	(837)	(1,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	20	1,270
Payments for the redemption of long-term debt	(13)	(602)
Notes payable to affiliated companies	191	(167)
Other	(1)	(1)
Net cash provided by financing activities	197	500
Net increase in cash and cash equivalents	29	5
Cash and cash equivalents at beginning of period	22	23
Cash and cash equivalents at end of period	$51	$28
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$95	$112

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2019 and 2020
Member's
(in millions)	Equity
Balance at March 31, 2019	$8,644
Net income	169
Balance at June 30, 2019	$8,813

Balance at March 31, 2020	$9,450
Net income	161
Other	(1)
Balance at June 30, 2020	$9,610

Six Months Ended
June 30, 2019 and 2020
Member's
(in millions)	Equity
Balance at December 31, 2018	$8,441
Net income	372
Balance at June 30, 2019	$8,813

Balance at December 31, 2019	$9,246
Net income	365
Other	(1)
Balance at June 30, 2020	$9,610

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$1,250	$1,353	$2,330	$2,439
Operating Expenses
Fuel used in electric generation and purchased power	382	509	740	919
Operation, maintenance and other	269	244	514	474
Depreciation and amortization	175	175	340	340
Property and other taxes	92	103	180	196
Total operating expenses	918	1,031	1,774	1,929
Losses on Sales of Other Assets and Other, net	—	(1)	—	(1)
Operating Income	332	321	556	509
Other Income and Expenses, net	15	12	25	25
Interest Expense	80	83	164	165
Income Before Income Taxes	267	250	417	369
Income Tax Expense	51	49	81	72
Net Income	$216	$201	$336	$297
Other Comprehensive Income, net of tax
Unrealized (losses) gains on available-for-sale securities	(1)	—	—	1
Comprehensive Income	$215	$201	$336	$298

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$20	$17
Receivables (net of allowance for doubtful accounts of $5 at 2020 and $3 at 2019)	72	96
Receivables of VIEs (net of allowance for doubtful accounts of $9 at 2020 and $4 at 2019)	469	341
Receivables from affiliated companies	2	—
Notes receivable from affiliated companies	—	173
Inventory	486	489
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	432	419
Other (includes $32 at 2020 and $39 at 2019 related to VIEs)	44	58
Total current assets	1,525	1,593
Property, Plant and Equipment
Cost	21,290	20,457
Accumulated depreciation and amortization	(5,394)	(5,236)
Net property, plant and equipment	15,896	15,221
Other Noncurrent Assets
Regulatory assets (includes $969 at 2020 and $989 at 2019 related to VIEs)	1,860	2,194
Nuclear decommissioning trust funds	711	734
Operating lease right-of-use assets, net	370	401
Other	327	311
Total other noncurrent assets	3,268	3,640
Total Assets	$20,689	$20,454
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$388	$474
Accounts payable to affiliated companies	80	131
Notes payable to affiliated companies	232	—
Taxes accrued	177	43
Interest accrued	67	75
Current maturities of long-term debt (includes $304 at 2020 and $54 at 2019 related to VIEs)	323	571
Regulatory liabilities	82	94
Other	372	415
Total current liabilities	1,721	1,803
Long-Term Debt (includes $1,028 at 2020 and $1,307 at 2019 related to VIEs)	7,628	7,416
Other Noncurrent Liabilities
Deferred income taxes	2,181	2,179
Asset retirement obligations	581	578
Regulatory liabilities	726	993
Operating lease liabilities	323	343
Accrued pension and other post-retirement benefit costs	211	218
Other	194	136
Total other noncurrent liabilities	4,216	4,447
Commitments and Contingencies
Equity
Member's equity	7,125	6,789
Accumulated other comprehensive loss	(1)	(1)
Total equity	7,124	6,788
Total Liabilities and Equity	$20,689	$20,454

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$336	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	478	423
Equity component of AFUDC	(6)	(2)
Losses on sales of other assets	—	1
Deferred income taxes	37	82
Payments for asset retirement obligations	(9)	(17)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(20)	2
Receivables	(110)	(101)
Receivables from affiliated companies	(2)	10
Inventory	4	1
Other current assets	(11)	8
Increase (decrease) in
Accounts payable	23	27
Accounts payable to affiliated companies	(51)	(29)
Taxes accrued	134	74
Other current liabilities	(50)	(80)
Other assets	37	(77)
Other liabilities	(91)	(8)
Net cash provided by operating activities	699	611
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,016)	(873)
Purchases of debt and equity securities	(2,033)	(621)
Proceeds from sales and maturities of debt and equity securities	2,040	631
Notes receivable from affiliated companies	173	—
Other	(60)	(37)
Net cash used in investing activities	(896)	(900)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	25
Payments for the redemption of long-term debt	(537)	(136)
Notes payable to affiliated companies	232	369
Other	2	3
Net cash provided by financing activities	192	261
Net decrease in cash, cash equivalents and restricted cash	(5)	(28)
Cash, cash equivalents and restricted cash at beginning of period	56	75
Cash, cash equivalents and restricted cash at end of period	$51	$47
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$192	$166

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2019 and 2020
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at March 31, 2019	$6,193	$(1)	$6,192
Net income	201	—	201
Balance at June 30, 2019	$6,394	$(1)	$6,393

Balance at March 31, 2020	$6,909	$—	$6,909
Net income	216	—	216
Other comprehensive income	—	(1)	(1)
Balance at June 30, 2020	$7,125	$(1)	$7,124

	Six Months Ended June 30, 2019 and 2020
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2018	$6,097	$(2)	$6,095
Net income	297	—	297
Other comprehensive income	—	1	1
Balance at June 30, 2019	$6,394	$(1)	$6,393

Balance at December 31, 2019	$6,789	$(1)	$6,788
Net income	336	—	336
Balance at June 30, 2020	$7,125	$(1)	$7,124
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues
Regulated electric	$330	$336	$676	$691
Regulated natural gas	93	97	245	273
Total operating revenues	423	433	921	964
Operating Expenses
Fuel used in electric generation and purchased power	77	86	164	179
Cost of natural gas	6	10	43	64
Operation, maintenance and other	95	123	218	255
Depreciation and amortization	68	66	136	130
Property and other taxes	78	74	161	158
Total operating expenses	324	359	722	786
Operating Income	99	74	199	178
Other Income and Expenses, net	4	6	7	15
Interest Expense	25	24	49	54
Income Before Income Taxes	78	56	157	139
Income Tax Expense	12	9	26	23
Net Income and Comprehensive Income	$66	$47	$131	$116

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$8	$17
Receivables (net of allowance for doubtful accounts of $5 at 2020 and $4 at 2019)	83	84
Receivables from affiliated companies	47	92
Notes receivable from affiliated companies	35	—
Inventory	129	135
Regulatory assets	32	49
Other	14	21
Total current assets	348	398
Property, Plant and Equipment
Cost	10,591	10,241
Accumulated depreciation and amortization	(2,923)	(2,843)
Net property, plant and equipment	7,668	7,398
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	593	549
Operating lease right-of-use assets, net	21	21
Other	59	52
Total other noncurrent assets	1,593	1,542
Total Assets	$9,609	$9,338
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$249	$288
Accounts payable to affiliated companies	58	68
Notes payable to affiliated companies	79	312
Taxes accrued	210	219
Interest accrued	31	30
Asset retirement obligations	5	1
Regulatory liabilities	69	64
Other	71	75
Total current liabilities	772	1,057
Long-Term Debt	2,994	2,594
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	958	922
Asset retirement obligations	77	79
Regulatory liabilities	751	763
Operating lease liabilities	20	21
Accrued pension and other post-retirement benefit costs	102	100
Other	96	94
Total other noncurrent liabilities	2,004	1,979
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2020 and 2019	762	762
Additional paid-in capital	2,776	2,776
Retained earnings	276	145
Total equity	3,814	3,683
Total Liabilities and Equity	$9,609	$9,338

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	132
Equity component of AFUDC	(2)	(7)
Deferred income taxes	24	45
Payments for asset retirement obligations	—	(5)
Provision for rate refunds	6	3
(Increase) decrease in
Receivables	2	24
Receivables from affiliated companies	45	64
Inventory	6	2
Other current assets	8	(13)
Increase (decrease) in
Accounts payable	(22)	(44)
Accounts payable to affiliated companies	(10)	—
Taxes accrued	(9)	(67)
Other current liabilities	2	2
Other assets	(24)	(18)
Other liabilities	(3)	(15)
Net cash provided by operating activities	292	219
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(403)	(473)
Notes receivable from affiliated companies	(35)	—
Other	(27)	(31)
Net cash used in investing activities	(465)	(504)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	397	794
Payments for the redemption of long-term debt	—	(451)
Notes payable to affiliated companies	(233)	(71)
Net cash provided by financing activities	164	272
Net decrease in cash and cash equivalents	(9)	(13)
Cash and cash equivalents at beginning of period	17	21
Cash and cash equivalents at end of period	$8	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$94	$93

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2019 and 2020
		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at March 31, 2019	$762	$2,776	$(24)	$3,514
Net income	—	—	47	47
Balance at June 30, 2019	$762	$2,776	$23	$3,561

Balance at March 31, 2020	$762	$2,776	$210	$3,748
Net income	—	—	66	66
Balance at June 30, 2020	$762	$2,776	$276	$3,814

	Six Months Ended June 30, 2019 and 2020
		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at December 31, 2018	$762	$2,776	$(93)	$3,445
Net income	—	—	116	116
Balance at June 30, 2019	$762	$2,776	$23	$3,561

Balance at December 31, 2019	$762	$2,776	$145	$3,683
Net income	—	—	131	131
Balance at June 30, 2020	$762	$2,776	$276	$3,814

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$617	$714	$1,309	$1,482
Operating Expenses
Fuel used in electric generation and purchased power	161	229	355	486
Operation, maintenance and other	171	188	357	377
Depreciation and amortization	134	132	266	263
Property and other taxes	20	20	42	39
Total operating expenses	486	569	1,020	1,165
Gains on Sales of Other Assets and Other, net	—	3	—	—
Operating Income	131	148	289	317
Other Income and Expenses, net	9	8	19	27
Interest Expense	42	28	85	71
Income Before Income Taxes	98	128	223	273
Income Tax Expense	17	31	43	66
Net Income and Comprehensive Income	$81	$97	$180	$207

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$16	$25
Receivables (net of allowance for doubtful accounts of $3 at 2020 and 2019)	44	60
Receivables from affiliated companies	59	79
Notes receivable from affiliated companies	425	—
Inventory	489	517
Regulatory assets	90	90
Other	45	60
Total current assets	1,168	831
Property, Plant and Equipment
Cost	16,736	16,305
Accumulated depreciation and amortization	(5,472)	(5,233)
Net property, plant and equipment	11,264	11,072
Other Noncurrent Assets
Regulatory assets	1,113	1,082
Operating lease right-of-use assets, net	56	57
Other	251	234
Total other noncurrent assets	1,420	1,373
Total Assets	$13,852	$13,276
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$204	$201
Accounts payable to affiliated companies	74	87
Notes payable to affiliated companies	—	30
Taxes accrued	46	49
Interest accrued	64	58
Current maturities of long-term debt	503	503
Asset retirement obligations	172	189
Regulatory liabilities	51	55
Other	104	112
Total current liabilities	1,218	1,284
Long-Term Debt	3,950	3,404
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,195	1,150
Asset retirement obligations	643	643
Regulatory liabilities	1,655	1,685
Operating lease liabilities	54	55
Accrued pension and other post-retirement benefit costs	150	148
Investment tax credits	170	164
Other	12	18
Total other noncurrent liabilities	3,879	3,863
Commitments and Contingencies
Equity
Member's Equity	4,655	4,575
Total Liabilities and Equity	$13,852	$13,276

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180	$207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	267	265
Equity component of AFUDC	(12)	(9)
Deferred income taxes	38	60
Payments for asset retirement obligations	(28)	(17)
(Increase) decrease in
Receivables	19	5
Receivables from affiliated companies	20	39
Inventory	28	(41)
Other current assets	13	48
Increase (decrease) in
Accounts payable	22	26
Accounts payable to affiliated companies	(13)	(17)
Taxes accrued	4	(18)
Other current liabilities	(22)	(13)
Other assets	(29)	(33)
Other liabilities	(6)	15
Net cash provided by operating activities	481	517
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(456)	(443)
Purchases of debt and equity securities	(14)	(14)
Proceeds from sales and maturities of debt and equity securities	7	11
Notes receivable from affiliated companies	(425)	—
Other	(16)	(21)
Net cash used in investing activities	(904)	(467)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	544	—
Payments for the redemption of long-term debt	—	(60)
Notes payable to affiliated companies	(30)	(2)
Distributions to parent	(100)	—
Net cash provided by (used in) financing activities	414	(62)
Net decrease in cash and cash equivalents	(9)	(12)
Cash and cash equivalents at beginning of period	25	24
Cash and cash equivalents at end of period	$16	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$83	$84

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2019 and 2020
Member's
(in millions)	Equity
Balance at March 31, 2019	$4,449
Net income	97
Balance at June 30, 2019	$4,546

Balance at March 31, 2020	$4,674
Net income	81
Distributions to parent	(100)
Balance at June 30, 2020	$4,655

Six Months Ended
June 30, 2019 and 2020
Member's
(in millions)	Equity
Balance at December 31, 2018	$4,339
Net income	207
Balance at June 30, 2019	$4,546

Balance at December 31, 2019	$4,575
Net income	180
Distributions to parent	(100)
Balance at June 30, 2020	$4,655

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$197	$209	$709	$788
Operating Expenses
Cost of natural gas	53	65	215	338
Operation, maintenance and other	79	83	159	163
Depreciation and amortization	43	42	88	84
Property and other taxes	12	13	24	25
Total operating expenses	187	203	486	610
Operating Income	10	6	223	178
Other Income and Expenses, net	16	6	28	12
Interest Expense	33	21	60	43
(Loss) Income Before Income Taxes	(7)	(9)	191	147
Income Tax (Benefit) Expense	(9)	(2)	11	32
Net Income (Loss) and Comprehensive Income (Loss)	$2	$(7)	$180	$115

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $6 at 2020 and 2019)	$102	$241
Receivables from affiliated companies	14	10
Inventory	29	72
Regulatory assets	118	73
Other	54	28
Total current assets	317	424
Property, Plant and Equipment
Cost	8,701	8,446
Accumulated depreciation and amortization	(1,715)	(1,681)
Net property, plant and equipment	6,986	6,765
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	280	290
Operating lease right-of-use assets, net	22	24
Investments in equity method unconsolidated affiliates	85	83
Other	278	121
Total other noncurrent assets	714	567
Total Assets	$8,017	$7,756
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$138	$215
Accounts payable to affiliated companies	36	3
Notes payable to affiliated companies	200	476
Taxes accrued	28	24
Interest accrued	34	33
Current maturities of long-term debt	160	—
Regulatory liabilities	97	81
Other	56	67
Total current liabilities	749	899
Long-Term Debt	2,619	2,384
Other Noncurrent Liabilities
Deferred income taxes	763	708
Asset retirement obligations	17	17
Regulatory liabilities	1,078	1,131
Operating lease liabilities	21	23
Accrued pension and other post-retirement benefit costs	7	3
Other	141	148
Total other noncurrent liabilities	2,027	2,030
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2020 and 2019	1,310	1,310
Retained earnings	1,312	1,133
Total equity	2,622	2,443
Total Liabilities and Equity	$8,017	$7,756

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	85
Equity component of AFUDC	(9)	—
Deferred income taxes	17	40
Equity in earnings from unconsolidated affiliates	(4)	(4)
Provision for rate refunds	(24)	9
(Increase) decrease in
Receivables	154	168
Receivables from affiliated companies	(4)	5
Inventory	42	37
Other current assets	(69)	(17)
Increase (decrease) in
Accounts payable	(68)	(70)
Accounts payable to affiliated companies	33	14
Taxes accrued	5	(61)
Other current liabilities	(4)	10
Other assets	(13)	(9)
Other liabilities	7	(2)
Net cash provided by operating activities	332	320
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(438)	(480)
Contributions to equity method investments	—	(16)
Notes receivable from affiliated companies	—	(16)
Other	(11)	(6)
Net cash used in investing activities	(449)	(518)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	394	596
Payments for the redemption of long-term debt	—	(350)
Notes payable to affiliated companies	(277)	(198)
Capital contributions from parent	—	150
Net cash provided by financing activities	117	198
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$98	$115

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2019 and 2020
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at March 31, 2019	$1,160	$1,053	$2,213
Net loss	—	(7)	(7)
Contribution from parent	150	—	150
Balance at June 30, 2019	$1,310	$1,046	$2,356

Balance at March 31, 2020	$1,310	$1,310	$2,620
Net income	—	2	2
Balance at June 30, 2020	$1,310	$1,312	$2,622

	Six Months Ended June 30, 2019 and 2020
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2018	$1,160	$931	$2,091
Net income	—	115	115
Contribution from parent	150	—	150
Balance at June 30, 2019	$1,310	$1,046	$2,356

Balance at December 31, 2019	$1,310	$1,133	$2,443
Net income	—	180	180
Other	—	(1)	(1)
Balance at June 30, 2020	$1,310	$1,312	$2,622

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
COVID-19
The COVID-19 pandemic is having a significant impact on global health and economic environments. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and President Trump proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency. The extent to which the COVID-19 pandemic will impact the Duke Energy Registrants during 2020 and beyond is uncertain, and the Duke Energy Registrants are monitoring developments closely. The company incurred approximately $34 million and $40 million of incremental COVID-19 costs for the three and six months ended June 30, 2020, respectively, included in Operation, maintenance and other on the Condensed Consolidated Statements of Operations. These costs were primarily bad debt expense, personal protective equipment and cleaning supplies. Further the company experienced approximately another $25 million of waived late payment fees for the three and six months ended June 30, 2020. See Notes 3, 5, 11, 12 and 15 for additional information as well as steps taken to mitigate the impacts to our business and customers from the COVID-19 pandemic.
OTHER CURRENT ASSETS
Included in Other within Current Assets on the Piedmont Condensed Consolidated Balance Sheets are income taxes receivable of $22 million and $14 million as of June 30, 2020, and December 31, 2019, respectively, and prepaid assets of $19 million and $3 million as of June 30, 2020, and December 31, 2019, respectively. The income taxes receivable relates to increases of net operating losses for Piedmont and intercompany tax settlements. The prepaid assets relate to natural gas storage injections and inventory transfers classified as prepaid assets until winter season when the gas is moved to Inventory on the Piedmont Condensed Consolidated Balance Sheets under certain agreements.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

OTHER CURRENT LIABILITIES
During the second quarter of 2020, Duke Energy recorded a current liability related to the abandonment of ACP within Current Liabilities in the Gas Utilities and Infrastructure segment. The liability represents Duke Energy's obligation to fund ACP's obligations of outstanding debt and satisfy ARO requirements to restore construction sites. As a result, Liabilities associated with unconsolidated affiliates is $920 million, and exceeds 5% of Total current liabilities on the Duke Energy Condensed Consolidated Balance Sheets as of June 30, 2020. See Notes 3, 4 and 11 for further information.
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
Several operating agreements of Duke Energy's subsidiaries with noncontrolling interest are subject to allocations of earnings, tax attributes and cash flows in accordance with contractual agreements that vary throughout the lives of the subsidiaries. Therefore, Duke Energy and the other investors' (the owners) interests in the subsidiaries are not fixed, and the subsidiaries apply the Hypothetical Liquidation at Book Value (HLBV) method in allocating income or loss and other comprehensive income or loss (all measured on a pretax basis) to the owners. The HLBV method measures the amounts that each owner would hypothetically claim at each balance sheet reporting date, including tax benefits realized by the owners over the IRS recapture period, upon a hypothetical liquidation of the subsidiary at the net book value of its underlying assets. The change in the amount that each owner would hypothetically receive at the reporting date compared to the amount it would have received on the previous reporting date represents the amount of income or loss allocated to each owner for the reporting period. The following table presents cash received for the sale of noncontrolling interest to tax equity members and allocated losses to noncontrolling tax equity members utilizing the HLBV method for the three and six months ended June 30, 2020, and 2019.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash received for the sale of noncontrolling interest to tax equity members	$60	$187	$163	$193
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	79	83	128	90

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
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Duke Energy, Progress Energy and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. See Notes 9 and 11 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets.

	June 30, 2020			December 31, 2019
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$341	$78	$20	$311	$48	$17
Other	193	31	31	222	39	39
Other Noncurrent Assets
Other	107	102	—	40	39	—
Total cash, cash equivalents and restricted cash	$641	$211	$51	$573	$126	$56

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

INVENTORY
Provisions for inventory write-offs were not material at June 30, 2020, and December 31, 2019. The components of inventory are presented in the tables below.

	June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,220	$769	$1,014	$682	$333	$83	$254	$5
Coal	776	271	257	189	68	13	234	—
Natural gas, oil and other fuel	293	40	195	109	85	33	1	24
Total inventory	$3,289	$1,080	$1,466	$980	$486	$129	$489	$29

	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,297	$768	$1,038	$686	$351	$79	$318	$5
Coal	586	187	186	138	48	15	198	—
Natural gas, oil and other fuel	349	41	199	110	90	41	1	67
Total inventory	$3,232	$996	$1,423	$934	$489	$135	$517	$72

NEW ACCOUNTING STANDARDS
The following new accounting standard was adopted by the Duke Energy Registrants in 2020.
Current Expected Credit Losses. In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for credit losses. Duke Energy adopted the new accounting guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year results. Duke Energy did not adopt any practical expedients.
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

The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of June 30, 2020.
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

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

Duke Energy has variable-rate debt and manages interest rate risk by entering into financial contracts including interest rate swaps that are generally indexed to LIBOR. Impacted financial arrangements extending beyond 2021 may require contractual amendment or termination to fully adapt to a post-LIBOR environment. Duke Energy is assessing these financial arrangements and is evaluating the use of optional expedients outlined in the new accounting guidance. Alternative index provisions are also being assessed and incorporated into new financial arrangements that extend beyond 2021. The full outcome of the transition away from LIBOR cannot be determined at this time, but is not expected to have a material impact on the financial statements.
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
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. In 2020, Duke Energy evaluated recoverability of a renewable merchant plant located in the Electric Reliability Council of Texas West market due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. Duke Energy determined that the asset was not impaired because the carrying value of $155 million approximates the aggregate estimated future cash flows and therefore further testing was not required. A continued decline in energy market pricing would likely result in a future impairment. Duke Energy retained 51% ownership interest in this facility following the 2019 transaction to sell a minority interest in certain renewable assets.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's interest in National Methanol Company.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,026	$265	$123	$5,414	$7	$—	$5,421
Intersegment revenues	8	24	—	32	19	(51)	—
Total revenues	$5,034	$289	$123	$5,446	$26	$(51)	$5,421
Segment income (loss)(a)	$753	$(1,576)	$90	$(733)	$(84)	$—	$(817)
Less: Noncontrolling interests(c)							90
Add: Preferred stock dividend							15
Net Loss							$(892)
Segment assets	$136,724	$13,072	$6,386	$156,182	$3,874	$(7)	$160,049

	Three Months Ended June 30, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,467	$282	$118	$5,867	$6	$—	$5,873
Intersegment revenues	8	24	—	32	19	(51)	—
Total revenues	$5,475	$306	$118	$5,899	$25	$(51)	$5,873
Segment income (loss)	$809	$40	$86	$935	$(115)	$—	$820
Less: Noncontrolling interests(c)							84
Add: Preferred stock dividend							12
Net Income							$748

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$10,200	$905	$252	$11,357	$13	$—	$11,370
Intersegment revenues	17	48	—	65	36	(101)	—
Total revenues	$10,217	$953	$252	$11,422	$49	$(101)	$11,370
Segment income (loss)(a)(b)	$1,458	$(1,327)	$147	$278	$(196)	$—	$82
Less: Noncontrolling interests(c)							138
Add: Preferred stock dividend							54
Net Loss							$(2)

	Six Months Ended June 30, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$10,788	$1,014	$224	$12,026	$10	$—	$12,036
Intersegment revenues	16	48	—	64	36	(100)	—
Total revenues	$10,804	$1,062	$224	$12,090	$46	$(100)	$12,036
Segment income (loss)	$1,559	$266	$99	$1,924	$(204)	$—	$1,720
Less: Noncontrolling interests(c)							91
Add: Preferred stock dividend							12
Net Income							$1,641

(a)
Gas Utilities and Infrastructure includes $2.0 billion of pretax costs related to the abandonment of its ACP investment recorded within Equity in (losses) earnings of unconsolidated affiliates on the Condensed Consolidated Statements of Operations. See Notes 1, 3 and Note 11 for additional information.

(b)
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

	Three Months Ended June 30, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$330	$93	$423	$—	$—	$423
Segment income/Net (loss) income	$44	$23	$67	$(1)	$—	$66
Segment assets	$6,378	$3,213	$9,591	$26	$(8)	$9,609

	Three Months Ended June 30, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$336	$97	$433	$—	$433
Segment income/Net (loss) income	$31	$17	$48	$(1)	$47

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$676	$245	$921	$—	$921
Segment income/Net (loss) income	$74	$59	$133	$(2)	$131

	Six Months Ended June 30, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$691	$273	$964	$—	$964
Segment income/Net (loss) income	$67	$52	$119	$(3)	$116

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
Duke Energy Carolinas and Duke Energy Progress
COVID-19 Filings
North Carolina
On March 10, 2020, Governor Roy Cooper issued Executive Order No. 116 declaring a state of emergency due to the COVID-19 pandemic. On March 19, 2020, the NCUC issued an order directing that utilities under its jurisdiction suspend disconnections for nonpayment of utility bills during the state of emergency (as defined by Executive Order No. 116) and allow for customers to enter into payment arrangements to pay off arrearages accumulated during the state of emergency after the end of the state of emergency. Additionally, to help mitigate the financial impacts of the COVID-19 pandemic on their customers, on March 19, 2020, Duke Energy Carolinas and Duke Energy Progress filed a request with the NCUC seeking authorization to waive: (1) any late payment charges incurred by a residential or nonresidential customer, effective March 21, 2020; (2) the application of fees for checks returned for insufficient funds for residential and nonresidential customers; (3) the reconnection charge when a residential or nonresidential customer seeks to have service restored for those customers whose service was recently disconnected for nonpayment and to work with customers regarding the other requirements to restore service, including re-establishment of credit; and (4) the fees and charges associated with the use of credit cards or debit cards to pay residential electric utility bills, effective March 21, 2020. The NCUC granted the companies’ request on March 20, 2020.
On March 31, 2020, the governor issued Executive Order No. 124, which, in addition to requiring the steps in the NCUC order noted above, stated that nothing in Executive Order No. 124 shall relieve a customer of its obligation to pay bills for receipt of utility services provided. Executive Order No. 124 remains in effect for 60 days unless otherwise rescinded or replaced with a superseding Executive Order. On May 30, 2020, the governor issued Executive Order No. 142, which extended effective period for Executive Order No. 124 to July 29, 2020. Executive Order No. 142 was not extended.
On July 10, 2020, Duke Energy Carolinas and Duke Energy Progress filed a petition with the NCUC for clarification regarding when they may begin working with customers on establishing payment arrangements for arrears accumulated since March 13, 2020. On July 29, 2020, the NCUC issued its Order Lifting Disconnection Moratorium and Allowing Collection of Arrearages Pursuant to Special Repayment Plans. The order contained the following: 1) public utilities may resume customer disconnections due to nonpayment for bills first rendered on or after September 1, 2020, after appropriate notice; 2) the late fee moratorium will continue through the end of the state of emergency or until further order of the commission; 3) Duke Energy utilities may reinstate fees for checks returned for insufficient funds as well as transaction fees for use of credit cards or debit cards for bills first rendered on or after September 1, 2020; and 4) no sooner than September 1, 2020, the collection of past-due or delinquent accounts accrued up to and including August 31, 2020, may proceed subject to conditions.
Duke Energy Carolinas and Duke Energy Progress filed a joint petition on August 7, 2020, with the NCUC for deferral treatment of incremental costs and waived customer fees due to the COVID-19 pandemic. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

On April 30, 2020, the ORS requested the PSCSC grant a waiver of the applicable regulations to allow customers the flexibility to obtain deferred payment plans longer than six months for past-due amounts. On May 5, 2020, Duke Energy Carolinas and Duke Energy Progress filed responsive comments stating that while utility bills will remain due, Duke Energy Carolinas and Duke Energy Progress do not plan to immediately reinstitute disconnection upon the expiration of the state of emergency and intend to work through a potential grace period as economic recovery begins. Duke Energy Carolinas and Duke Energy Progress also concurred with the observation of the ORS that reduced usage is impacting the fixed-cost recovery and revenue assumptions included in rates. Those costs include not only ongoing operational and financing costs necessary to serve customers, but also the borrowings necessary to support extended payment arrangements that will be an important part of emerging from the COVID-19 pandemic. Duke Energy Carolinas and Duke Energy Progress will continue to track such costs, lost revenues and potential cost savings for future evaluation by the PSCSC.
Additionally, on May 8, 2020, the ORS filed a motion for the PSCSC to solicit comments from utilities and interested stakeholders regarding measures to be taken to mitigate impacts of COVID-19 on utility customers and require recordkeeping. In a detailed motion, the ORS specifically asked the PSCSC to: (1) solicit input from utilities regarding the temporary mitigation measures to address COVID-19; (2) request utilities to inform the PSCSC of the plans utilities have to return to normalized operations; (3) require utilities to track revenue impacts, incremental costs and savings related to COVID-19 and file the findings with the PSCSC on a quarterly basis; and (4) include any other matters that the PSCSC believes should be addressed. On May 14, 2020, the PSCSC adopted the ORS' motion.
On May 13, 2020, the ORS filed a letter with the PSCSC that included a request from Governor McMaster that utilities proceed with developing and implementing plans for phasing in normal business operations. On May 14, 2020, the PSCSC conditionally vacated the regulation waivers regarding termination of service and suspension of disconnect fees. Prior to termination, utilities are to refer past-due customers to local organizations for assistance and/or deferred payment arrangements. Duke Energy Carolinas and Duke Energy Progress filed a report on June 30, 2020, as required by PSCSC order, reporting revenue impact, costs and savings related to COVID-19 to date. Duke Energy Carolinas and Duke Energy Progress are evaluating a filing with the PSCSC for deferral treatment of incremental costs and waived customer fees due to the COVID-19 pandemic. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million. On February 28, 2018, Duke Energy Carolinas and the North Carolina Public Staff (Public Staff) filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9% and a capital structure of 52% equity and 48% debt. On June 22, 2018, the NCUC issued an order approving the Stipulation of Partial Settlement and requiring a revenue reduction.
The North Carolina Attorney General and other parties separately filed Notices of Appeal to the North Carolina Supreme Court. On August 8, 2018, the Public Staff filed a Notice of Cross Appeal to the North Carolina Supreme Court. On November 29, 2018, the North Carolina Attorney General's Office filed a motion with the North Carolina Supreme Court requesting the court consolidate the Duke Energy Carolinas and Duke Energy Progress appeals and enter an order adopting the parties’ proposed briefing schedule as set out in the filing. On November 29, 2018, the North Carolina Supreme Court adopted a schedule for briefing set forth in the motion to consolidate the Duke Energy Carolinas and Duke Energy Progress appeals. Appellant briefs were filed on April 26, 2019. The Appellee response briefs were filed on September 25, 2019. Oral arguments before the North Carolina Supreme Court were held on March 11, 2020. Duke Energy Carolinas cannot predict the outcome of this matter.
2019 North Carolina Rate Case
On September 30, 2019, Duke Energy Carolinas filed an application with the NCUC for a net rate increase for retail customers of approximately $291 million, which represented an approximate 6% increase in annual base revenues. The gross rate case revenue increase request was $445 million, which was offset by an EDIT rider of $154 million to return to customers North Carolina and federal EDIT resulting from recent reductions in corporate tax rates. The request for a rate increase was driven by major capital investments subsequent to the previous base rate case, coal ash pond closure costs, accelerated coal plant depreciation and deferred 2018 storm costs. Duke Energy Carolinas requested rates be effective no later than August 1, 2020. The NCUC established a procedural schedule with an evidentiary hearing to begin on March 23, 2020. On March 16, 2020, in consideration of public health and safety as a result of the COVID-19 pandemic, Duke Energy Carolinas filed a motion with the NCUC seeking a suspension of the procedural schedule in the rate case, including issuing discovery requests, and postponement of the evidentiary hearing for 60 days. Also on March 16, 2020, the NCUC issued an Order Postponing Hearing and Addressing Procedural Matters, which postponed the evidentiary hearing until further order by the commission.
On March 25, 2020, Duke Energy Carolinas and the Public Staff filed an Agreement and Stipulation of Partial Settlement, which is subject to review and approval of the NCUC, resolving certain issues in the base rate proceeding. Major components of the settlement included:

•	Removal of deferred storm costs from the rate case;

•	Filing a petition seeking to securitize the deferred storm costs within 120 days of a commission order in this rate case regarding the reasonableness and prudency of the storm costs;

•	Agreement of certain assumptions to demonstrate the quantifiable benefits to customers of a securitization financing; and

•	Agreement on certain accounting matters, including recovery of employee incentives, severance, aviation costs and executive compensation.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On May 6, 2020, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed a joint motion requesting that the NCUC issue an order scheduling one consolidated evidentiary hearing to consider the companies’ applications for net rate increases. On June 17, 2020, the NCUC issued an order adopting procedures for the expert witness hearings to take place in three phases: 1) a hearing on issues common to both rate cases conducted remotely; 2) a hearing on Duke Energy Carolinas specific rate case issues conducted in person, followed immediately by; 3) a hearing on Duke Energy Progress specific rate case issues conducted in person. On July 24, 2020, Duke Energy Carolinas filed its request for approval of its notice to customers required to implement temporary rates. On July 27, 2020, Duke Energy Carolinas filed a joint motion with Duke Energy Progress and the Public Staff notifying the commission that the parties reached a joint partial settlement with the Public Staff and requesting a postponement of the evidentiary hearing until August 24, 2020. The NCUC granted the joint motion on July 27, 2020. Also on July 27, 2020, Duke Energy Carolinas filed a letter stating that it intended to update its temporary rates calculation to reflect the terms of the partial settlement.
On July 31, 2020, Duke Energy Carolinas and the Public Staff filed a Second Agreement and Stipulation of Partial Settlement (Second Partial Settlement), which is subject to review and approval of the NCUC, resolving certain remaining issues in the base rate proceeding. Major components of the Second Partial Settlement included:

•	A return on equity of 9.6% and a capital structure of 52% equity and 48% debt;

•	Agreement on amortization over a five-year period for unprotected federal EDIT flowbacks to customers;

•
Agreement on the inclusion of plant in service and other revenue requirement updates through May 31, 2020, subject to Public Staff review. Annual revenue requirement associated with the May 31 update is estimated at $45 million; and

•	Settlement on certain grid deferral projects of $0.8 billion and agreement to withdraw Duke Energy Carolinas' request for deferral of remaining grid projects of $0.5 billion.
The remaining items to be litigated at hearing include recovery of deferred coal ash compliance costs that are subject to asset retirement obligation accounting, implementation of new depreciation rates and amortization of the hydro station sale. As a result of the additional settlement terms, the NCUC ordered the Duke Energy Carolinas and Duke Energy Progress remote, consolidated evidentiary hearing to be delayed until August 24, 2020.
On August 4, 2020, Duke Energy Carolinas, filed an amended motion for approval of its amended notice to customers, seeking to exercise its statutory right to implement temporary rates subject to refund on or after August 24, 2020. The revenue requirement to be recovered, subject to refund, through the temporary rates is based on and consistent with the base rate component of the Second Partial Settlement with the Public Staff and excludes the items to be litigated noted above. Duke Energy Carolinas will not begin the amortization or implementation of these items until a final order is issued in the rate case and new base rates are implemented. These items will also be excluded when determining whether a refund of amounts collected through these temporary rates is needed. In addition, Duke Energy Carolinas also seeks authorization to place a temporary decrement EDIT Rider into effect, concurrent with the temporary base rate change. The temporary rate changes are not final rates and remain subject to the NCUC's determination of the just and reasonable rates to be charged by Duke Energy Carolinas on a permanent basis. The NCUC approved the August 4, 2020 amended temporary rates motion on August 6, 2020.
Duke Energy Carolinas expects the NCUC to issue an order on its net rate increase by the end of the year. Duke Energy Carolinas cannot predict the outcome of this matter.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Carolinas filed an application with the PSCSC for a rate increase for retail customers of approximately $168 million.
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

As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Carolinas filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Carolinas were prejudiced by unlawful, arbitrary and capricious rulings by the commission on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Carolinas' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Carolinas filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. On November 20, 2019, the South Carolina Energy Users Committee filed a Notice of Appeal and the ORS filed a Notice of Cross Appeal with the Supreme Court of South Carolina. On February 12, 2020, Duke Energy Carolinas and the ORS filed a joint motion to extend briefing schedule deadlines, which was approved by the Supreme Court of South Carolina on February 20, 2020. On March 10, 2020, the ORS filed a consent motion requesting withdrawal of their appeal, which was granted by the Supreme Court of South Carolina on April 30, 2020. Initial briefs were filed on April 21, 2020, which included the South Carolina Energy User's Committee brief arguing that the PSCSC erred in allowing Duke Energy Carolinas' recovery of costs related to the Lee Nuclear Station. Response briefs were filed on July 6, 2020, and reply briefs are due on August 11, 2020. Based on legal analysis and the filing of the appeal, Duke Energy Carolinas has not recorded an adjustment for its deferred coal ash costs. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
2017 North Carolina Rate Case
On June 1, 2017, Duke Energy Progress filed an application with the NCUC for a rate increase for retail customers of approximately $477 million, which was subsequently adjusted to $420 million. On November 22, 2017, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9% and a capital structure of 52% equity and 48% debt. On February 23, 2018, the NCUC issued an order approving the stipulation. The Public Staff, the North Carolina Attorney General and the Sierra Club filed notes of appeal to the North Carolina Supreme Court.
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
On June 2, 2020, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement, which is subject to review and approval of the NCUC, resolving certain issues in the base rate proceeding. Major components of the settlement included:

•	Removal of deferred storm costs from the rate case;

•	Filing a petition seeking to securitize the deferred storm costs within 120 days of a commission order in this rate case regarding the reasonableness and prudency of the storm costs;

•	Agreement of certain assumptions to demonstrate the quantifiable benefits to customers of a securitization financing;

•	Agreement that the Asheville CC project is complete and in service and agreement on the amount to be included in rate base; and

•	Agreement on certain accounting matters, including recovery of employee incentives, severance, aviation costs and executive compensation.
On May 6, 2020, Duke Energy Progress, Duke Energy Carolinas and the Public Staff filed a joint motion requesting that the NCUC issue an order scheduling one consolidated evidentiary hearing to consider the companies’ applications for net rate increases. On June 17, 2020, the NCUC issued an order adopting procedures for the expert witness hearings to take place in three phases: 1) a hearing on issues common to both rate cases conducted remotely; 2) a hearing on Duke Energy Carolinas specific rate case issues conducted in person, followed immediately by; 3) a hearing on Duke Energy Progress specific rate case issues conducted in person. On July 27, 2020, Duke Energy Progress filed a joint motion with Duke Energy Carolinas and the Public Staff notifying the commission that the parties reached a joint partial settlement with the Public Staff and requesting a postponement of the evidentiary hearing until August 24, 2020. The NCUC granted the joint motion on July 27, 2020.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On July 31, 2020, Duke Energy Progress and the Public Staff filed a Second Agreement and Stipulation of Partial Settlement (Second Partial Settlement), which is subject to review and approval of the NCUC, resolving certain remaining issues in the base rate proceeding. Major components of the Second Partial Settlement included:

•	A return on equity of 9.6% and a capital structure of 52% equity and 48% debt;

•	Agreement on amortization over a five-year period for unprotected federal EDIT flowbacks to customers;

•
Agreement on the inclusion of plant in service and other revenue requirement updates through May 31, 2020, subject to Public Staff review. Annual revenue requirement associated with the May 31 update is estimated at $25 million; and

•	Settlement on certain grid deferral projects of $0.5 billion and agreement to withdraw Duke Energy Progress' request for deferral of remaining grid projects of $0.5 billion.
The remaining items to be litigated at hearing include recovery of deferred coal ash compliance costs that are subject to asset retirement obligation accounting and implementation of new depreciation rates. As a result of the additional settlement terms, the NCUC ordered the Duke Energy Progress and Duke Energy Carolinas remote, consolidated evidentiary hearing to be delayed until August 24, 2020.
On August 7, 2020, Duke Energy Progress filed a motion for approval of notice required to implement temporary rates, seeking to exercise its statutory right to implement temporary rates subject to refund on or after September 1, 2020. The revenue requirement to be recovered subject to refund through the temporary rates is based on and consistent with the terms of the base rate component of the settlement agreements with the Public Staff and excludes items to be litigated noted above. Duke Energy Progress will not begin the amortization or implementation of these items until a final determination is issued in the rate case and new base rates are implemented. These items will also be excluded when determining whether a refund of amounts collected through these temporary rates is needed. In addition, Duke Energy Progress also seeks authorization to place a temporary decrement EDIT Rider into effect, concurrent with the temporary base rate change. The temporary rate changes are not final rates and remain subject to the NCUC's determination of the just and reasonable rates to be charged by Duke Energy Progress on a permanent basis.
Duke Energy Progress expects the NCUC to issue an order on its net rate increase by the end of the year. Duke Energy Progress cannot predict the outcome of this matter.
Hurricane Dorian
Hurricane Dorian reached the Carolinas in September 2019 as a Category 2 hurricane making landfall within Duke Energy Progress’ service territory. Total estimated incremental operation and maintenance expenses incurred to repair and restore the system are approximately $165 million with an additional $4 million in capital investments made for restoration efforts. Approximately $139 million and $179 million of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, respectively. A request for an accounting order to defer incremental storm costs associated with Hurricane Dorian was included in Duke Energy Progress' October 30, 2019, general rate case filing with the NCUC. Terms of the June 2, 2020, Agreement and Stipulation of Partial Settlement removed incremental storm costs from the general rate case. A petition seeking to securitize these costs will be filed within 120 days of an NCUC order in the general rate case. Duke Energy Progress cannot predict the outcome of this matter.
On February 7, 2020, a petition was filed with the PSCSC in the 2019 storm deferrals docket requesting deferral of approximately $22 million in operation and maintenance expenses to an existing storm deferral balance previously approved by the PSCSC. The PSCSC voted to approve the request on March 4, 2020, and issued a final order on April 7, 2020. On July 1, 2020, Duke Energy Progress filed a supplemental true up reducing the actual costs to $17 million.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Progress filed an application with the PSCSC for a rate increase for retail customers of approximately $59 million.
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

As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Progress were prejudiced by unlawful, arbitrary and capricious rulings by the commission on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Progress' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses, but allowing additional litigation-related costs. As a result of the Directive allowing litigation-related costs, customer rates were revised effective July 1, 2019. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Progress filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. The ORS filed a Notice of Cross Appeal on November 20, 2019. On February 12, 2020, Duke Energy Progress and the ORS filed a joint motion to extend briefing schedule deadlines, which was approved by the Supreme Court of South Carolina on February 20, 2020. On March 10, 2020, the ORS filed a consent motion requesting withdrawal of their appeal, which was granted by the Supreme Court of South Carolina on April 30, 2020. Initial briefs were filed on April 21, 2020. Response briefs were filed on July 6, 2020, and reply briefs are due on August 11, 2020. Based on legal analysis and the filing of the appeal, Duke Energy Progress has not recorded an adjustment for its deferred coal ash costs. Duke Energy Progress cannot predict the outcome of this matter.
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
On December 27, 2019, Asheville Combined Cycle Unit 5 Combustion Turbine and Unit 6 Steam Turbine Generator and the common systems that serve combined cycle units went into commercial operation. Duke Energy Progress placed the Unit 7 Combustion Turbine into commercial operation in simple-cycle mode on January 15, 2020. The Unit 8 Steam Turbine Generator went into commercial operation on April 5, 2020. On June 2, 2020, Duke Energy Progress filed a request with the PSCSC for an accounting order for the deferral of post-in-service costs incurred in connection with the addition of the Asheville combined cycle generating plant. The petition requested the PSCSC issue an accounting order authorizing Duke Energy Progress to defer post-in-service costs including the Asheville combined cycle’s depreciation expense, property taxes, incremental O&M and carrying costs at WACC of approximately $8 million annually. On June 17, 2020, the PSCSC voted to approve the petition and issued its final order on July 6, 2020.
On October 8, 2018, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Hot Springs Microgrid Solar and Battery Storage Facility, which was approved with certain conditions on May 10, 2019. A hearing to update the NCUC on the status of the project was held on March 5, 2020. Construction began in May 2020 with commercial operation expected to begin in December 2020.
FERC Return on Equity Complaint
On October 11, 2019, North Carolina Eastern Municipal Power Agency (NCEMPA) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA). Duke Energy Progress provides NCEMPA with service under the Full Requirements Power Purchase Agreement (FRPPA). The complaint alleges that the 11% stated return on equity (ROE) component contained in the FRPPA’s demand formula rate is unjust and unreasonable. On July 16, 2020, the FERC set this matter for hearing and settlement judge procedures and established a refund effective date of October 11, 2019. In its order setting the matter for settlement, the FERC allowed for variation to the base transmission-related ROE methodology developed in Order No. 569-A, through the introduction of “specific facts and circumstances” involving the parties to this case. It is Duke Energy Progress’ view that, in consideration of the specific facts and circumstances of risks under the provisions of the FRPPA, the stated 11% ROE applied to NCEMPA’s metered billing demand is just and reasonable. Duke Energy Progress cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

Storm Restoration Cost Recovery
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover $223 million of estimated retail incremental storm restoration costs for Hurricane Michael, consistent with the provisions in the 2017 Settlement, and the FPSC approved the petition on June 11, 2019. The FPSC also approved allowing Duke Energy Florida to use the tax savings resulting from the Tax Act to recover these storm costs in lieu of implementing a storm surcharge. Approved storm costs are currently expected to be fully recovered by approximately year-end 2021. On November 22, 2019, Duke Energy Florida filed a petition for approval of actual retail recoverable storm restoration costs related to Hurricane Michael in the amount of $191 million plus interest. On May 19, 2020, Duke Energy Florida filed a supplemental true up reducing the actual retail recoverable storm restoration costs related to Hurricane Michael by approximately $3 million, resulting in a total request to recover $188 million actual retail recoverable storm restoration costs, plus interest. An Order Establishing Procedure was issued on January 30, 2020, and hearings are scheduled to begin September 15, 2020. Approximately $163 million and $204 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, respectively. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Florida filed a petition with the FPSC on December 19, 2019, to recover $169 million of estimated retail incremental storm restoration costs for Hurricane Dorian, consistent with the provisions in the 2017 Settlement and the FPSC approved the petition on February 24, 2020. Approved storm costs are currently expected to be recovered over a 12-month period with rates effective in March 2020 and subject to true up. The final actual amount will be filed later in 2020 and the FPSC will hold a hearing to determine the final amount of incremental costs. Approximately $95 million and $167 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, respectively, representing recoverable costs under the FPSC’s storm rule and Duke Energy Florida's OATT formula rates. Duke Energy Florida cannot predict the outcome of this matter.
Clean Energy Connection
On July 1, 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program. The program consists of 10 new solar generating facilities with combined capacity of approximately 750 MW. The program allows participants to support cost effective solar development in Florida. Participants will pay a subscription fee based on per kilowatt-subscriptions and receive a credit on their bill based on the generation associated with their portion of the solar portfolio. The estimated cost of the 10 new solar generation facilities is approximately $1 billion over the next four years, and this investment will be included in base rates offset by the revenue from the subscription fees. The credits will be included for recovery in the fuel cost recovery clause. Duke Energy Florida cannot predict the outcome of this matter.
Crystal River Unit 3 Accelerated Decommissioning Filing
On May 29, 2019, Duke Energy Florida entered into a Decommissioning Services Agreement for the accelerated decommissioning of the Crystal River Unit 3 nuclear power station located in Citrus County, Florida, with ADP CR3, LLC and ADP SF1, LLC, each of which is a wholly owned subsidiary of Accelerated Decommissioning Partners, LLC, a joint venture between NorthStar Group Services, Inc. and Orano USA LLC. Closing of this agreement is contingent upon the approval of the U.S. Nuclear Regulatory Commission (NRC), which was received on April 1, 2020, and FPSC. If approved, the decommissioning will be accelerated starting in 2020 and continuing through 2027, rather than the expected time frame under SAFSTOR of starting in 2067 and ending in 2074. Duke Energy Florida expects that the assets of the Nuclear Decommissioning Trust Fund will be sufficient to cover the contract price. On July 10, 2019, Duke Energy Florida petitioned the FPSC for approval of the agreement. The FPSC held the hearing on July 7-9, 2020, and is expected to vote on the petition at its August 18 Agenda Conference. Duke Energy Florida cannot predict the outcome of this matter.
Storm Protection Plan
On April 10, 2020, Duke Energy Florida filed its initial Storm Protection Plan (SPP) with the FPSC. The SPP outlines storm protection programs over a 10-year planning period intended to enhance the existing infrastructure for the purpose of reducing restoration costs and reducing outage times associated with extreme weather conditions therefore improving overall service reliability. The FPSC will hold a hearing to determine whether to approve, deny, or approve the SPP with modifications beginning on August 10, 2020. On July 31, 2020, Duke Energy Florida entered into a settlement with certain intervenors in support of this filing. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Ohio
Duke Energy Ohio COVID-19 Filing
In response to the COVID-19 pandemic, on March 9, 2020, Governor Mike DeWine issued Executive Order No. 2020-01D declaring a state of emergency in the state of Ohio. The PUCO issued an order directing utilities to cease disconnections for nonpayment and waive late payment and reconnection fees and to minimize direct customer contact. The PUCO also directed utilities to maintain flexible payment plans and tariff interpretations to assist customers during this crisis and to seek any regulatory waivers, if necessary. In response, Duke Energy Ohio has ceased all disconnections except for safety-related concerns and is waiving late payment and reconnection fees. On March 19, 2020, Duke Energy Ohio filed its compliance plan with the PUCO and sought waiver of several regulations to minimize direct customer contact. On May 4, 2020, Duke Energy Ohio filed a motion to suspend payment rules to enable proactive outreach to residential customers offering additional options for managing their utility bills. PUCO found the proposal to address the state of emergency and the accompanying waivers reasonable and directed Duke Energy Ohio to work with the PUCO Staff on a comprehensive plan for resumption of activities and operations, to be filed 45 days before resumption of activities. The transition plan was filed on June 26, 2020, and approved by the PUCO on July 29, 2020.
On April 16, 2020, Duke Energy Ohio filed an application for a Reasonable Arrangement to temporarily lower the minimum bill for demand-metered commercial and industrial customers. On June 17, 2020, the PUCO denied Duke Energy Ohio's application for a reasonable arrangement and ordered the Duke Energy Ohio to work with the PUCO Staff on payment arrangements for impacted nonresidential customers.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On May 11, 2020, Duke Energy Ohio filed with the PUCO a request seeking deferral of incremental costs incurred, as well as specific miscellaneous lost revenues using existing bad debts and uncollectible riders already in place for both electric and natural gas operations. Duke Energy Ohio would subsequently file for rider recovery at a later date. On June 17, 2020, the PUCO approved Duke Energy Ohio’s deferral application. The commission denied the accrual of carrying costs and ordered Duke Energy Ohio to also track potential savings experienced as a result of COVID-19.
Duke Energy Kentucky COVID-19
In response to the COVID-19 pandemic, on March 6, 2020, Governor Andy Beshear issued Executive Order No. 2020-215 declaring a state of emergency in the commonwealth of Kentucky. The KPSC issued an order directing utilities to cease disconnections for nonpayment and waive late payment. The KPSC also directed utilities to maintain flexible payment plans and tariff interpretations to assist customers during this crisis and to seek any regulatory waivers if necessary. In response, Duke Energy Kentucky has ceased all disconnections except for safety-related concerns and is waiving late payment and reconnection fees. On June 23, 2020, the KPSC issued data requests to all jurisdictional utilities seeking information on customer bill impacts, arrearages, bad debt and incremental costs and savings due to COVID-19. Responses were filed on July 21, 2020. Duke Energy Kentucky cannot predict the outcome of this matter.
2017 Electric Security Plan Filing
On June 1, 2017, Duke Energy Ohio filed with the PUCO a request for a standard service offer in the form of an ESP. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation and Recommendation (Stipulation) with the PUCO resolving that the term of the ESP would be from June 1, 2018, to May 31, 2025, and included continuation of market-based customer rates through competitive procurement processes for generation, continuation and expansion of existing rider mechanisms and approved new rider mechanisms relating to costs incurred to enhance the customer experience and transform the grid and a service reliability rider for vegetation management. On September 13, 2019, and September 16, 2019, Interstate Gas Supply/Retail Supply Association and the Ohio Consumers' Counsel (OCC), respectively, filed appeals to the Supreme Court of Ohio claiming the PUCO’s order was in error. On March 13, 2020, the Supreme Court of Ohio dismissed OCC's appeal. On April 22, 2020, the Supreme Court of Ohio dismissed all remaining appeals of the PUCO's December 19, 2018 order approving the stipulation. The case has been resolved.
Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio requested an estimated annual increase of approximately $15 million and a return on equity of 10.4%. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO including a $19 million decrease in annual base distribution revenue with a return on equity unchanged from the current rate of 9.84% based upon a capital structure of 50.75% equity and 49.25% debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ended as these costs would be recovered through base rates. The Stipulation also renewed 14 existing riders, some of which were included in the company's ESP, and added two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the Power Future Initiatives Rider (formerly PowerForward Rider) to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, began to reflect the lower federal income tax rate associated with the Tax Act with updates to customers’ bills beginning April 1, 2018. This change reduced electric revenue by approximately $20 million on an annualized basis. On December 19, 2018, the PUCO approved the Stipulation without material modification. New base rates were implemented effective January 2, 2019. On September 13, 2019, and September 16, 2019, Interstate Gas Supply/Retail Supply Association and the OCC, respectively, filed appeals to the Supreme Court of Ohio claiming the PUCO’s order was in error. On March 13, 2020, the Supreme Court of Ohio dismissed OCC's appeal. On April 22, 2020, the Supreme Court of Ohio dismissed all remaining appeals of the PUCO's December 19, 2018 order approving the stipulation. The case has been resolved.
Ohio Valley Electric Corporation
On March 31, 2017, Duke Energy Ohio filed for approval to adjust its existing Rider PSR to pass through net costs related to its contractual entitlement to capacity and energy from the generating assets owned by OVEC. Duke Energy Ohio sought deferral authority for net costs incurred from April 1, 2017, until the new rates under Rider PSR were put into effect. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed a Stipulation with the PUCO resolving numerous issues including those related to Rider PSR. The Stipulation activated Rider PSR for recovery of net costs incurred from January 1, 2018, through May 2025. On December 19, 2018, the PUCO approved the Stipulation without material modification. The PSR rider became effective April 1, 2019. On September 13, 2019, and September 16, 2019, Interstate Gas Supply/Retail Supply Association and the OCC filed appeals to the Supreme Court of Ohio claiming the PUCO’s order was in error. On March 13, 2020, the Supreme Court of Ohio dismissed OCC's appeal. On April 22, 2020, the Supreme Court of Ohio dismissed all remaining appeals of the PUCO's December 19, 2018 order approving the stipulation. The case has been resolved.
On July 23, 2019, House Bill 6 (HB6) was signed into law that became effective January 1, 2020. Among other things, the bill allows for funding of two nuclear generating facilities located in Northern Ohio through a charge on utility bills owned by Energy Harbor (f/k/a FirstEnergy Solutions), repeal of energy efficiency mandates, and recovery of prudently incurred costs, net of any revenues, for Ohio investor-owned utilities that are participants under the OVEC power agreement. The recovery shall be through a non-bypassable rider that is to replace any existing recovery mechanism approved by the PUCO and will remain in place through 2030. The amounts recoverable from customers will be subject to an annual cap, with incremental costs that exceed such cap eligible for deferral and recovery subject to review. See Note 13 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. In July 2020, legislation to repeal HB 6 has been proposed in both the Ohio House and Senate. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. The PUCO approved Duke Energy Ohio’s application but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed upon by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor. On January 6, 2016, Duke Energy Ohio and the PUCO Staff entered into a stipulation, pending the PUCO's approval, to resolve issues related to performance incentives and the PUCO Staff audit of 2013 costs, among other issues. In December 2015, based upon the stipulation, Duke Energy Ohio re-established approximately $20 million of the revenues that had been previously reversed. On October 26, 2016, the PUCO issued an order approving the stipulation without modification. On February 26, 2020, the PUCO issued an order directing utilities to wind down their demand-side management programs by September 30, 2020, and to terminate the programs by December 31, 2020, in response to changes in Ohio law that eliminated Ohio's energy efficiency mandates. On March 27, 2020, Duke Energy Ohio filed an Application for Rehearing seeking clarification on the final true up and reconciliation process after 2020. On April 22, 2020, the PUCO granted rehearing for further consideration.
On June 8, 2020, Duke Energy Ohio filed an application to implement a voluntary energy efficiency program portfolio to commence on January 1, 2021. The application proposes a mechanism for recovery of program costs, lost margins and a shared savings incentive mechanism similar to those previously approved by the PUCO. On June 17, 2020, the PUCO, on its own motion, struck Duke Energy Ohio’s proposal to include a shared savings mechanism in its plan finding such incentives are not permissible or supportable under Ohio law. On June 26, 2020, Duke Energy Ohio withdrew its application.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC) and that construction of the pipeline extension is expected to be completed before the 2021/2022 winter season. An evidentiary hearing for a Certificate of Environmental Compatibility and Public Need concluded on April 11, 2019. Briefs were filed on May 13, 2019, and reply briefs were filed on June 10, 2019. On November 21, 2019, the OPSB approved Duke Energy Ohio's application subject to 41 conditions on construction. Applications for rehearing were filed by several stakeholders on December 23, 2019, arguing that the OPSB approval was incorrect. On February 20, 2020, the OPSB denied the rehearing requests. On April 15, 2020, Joint Appellants filed a notice of appeal at the Supreme Court of Ohio of the OPSB’s decision approving Duke Energy Ohio’s Central Corridor application. On June 4, 2020, the OPSB filed a motion to dismiss claims raised by one of the Joint Appellants and to suspend the briefing schedule while the court considers the motion to dismiss. On August 5, 2020, the Supreme Court of Ohio dismissed one of the Joint Appellants from the appeal and established a new briefing schedule, with appellants' briefs due in 20 days. Duke Energy Ohio cannot predict the outcome of this matter.
MGP Cost Recovery
As part of its 2012 natural gas base rate case, Duke Energy Ohio has approval to defer and recover costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio has made annual applications for recovery of these deferred costs. Duke Energy Ohio has collected approximately $55 million in environmental remediation costs between 2009 through 2012 through Rider MGP, which is currently suspended. Duke Energy Ohio has made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas rate case. To date, the PUCO has not ruled on Duke Energy Ohio’s annual applications for the calendar years 2013 through 2017. On September 28, 2018, the staff of the PUCO issued a report recommending a disallowance of approximately $12 million of the $26 million in MGP remediation costs incurred between 2013 through 2017 that staff believes are not eligible for recovery. Staff interprets the PUCO’s 2012 Order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. On October 30, 2018, Duke Energy Ohio filed reply comments objecting to the staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. On March 29, 2019, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2018 seeking recovery of approximately $20 million in remediation costs. On July 12, 2019, the staff recommended a disallowance of approximately $11 million for work that staff believes occurred in areas not authorized for recovery. Additionally, staff recommended that any discussion pertaining to Duke Energy Ohio's recovery of ongoing MGP costs should be directly tied to or netted against insurance proceeds collected by Duke Energy Ohio. An evidentiary hearing concluded on November 21, 2019. Initial briefs were filed on January 17, 2020, and reply briefs were filed on February 14, 2020. Duke Energy Ohio cannot predict the outcome of this matter.
On March 31, 2020, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2019 seeking recovery of approximately $39 million in remediation costs incurred during 2019. On July 23, 2020, the staff recommended a disallowance of approximately $4 million for work the staff believes occurred in areas not authorized for recovery. Additionally, the staff recommended insurance proceeds, net of litigation costs and attorney fees, should be reimbursed to customers and not be held by Duke Energy Ohio until all investigation and remediation is complete. Duke Energy Ohio cannot predict the outcome of this matter.
The 2012 PUCO order also contained conditional deadlines for completing the MGP environmental investigation and the deferral of remediation costs at the MGP sites. Subsequent to the order, the deadline was extended to December 31, 2019. On May 10, 2019, Duke Energy Ohio filed an application requesting a continuation of its existing deferral authority for MGP remediation and investigation that must occur after December 31, 2019. On September 13, 2019, intervenor comments were filed opposing Duke Energy Ohio's request for continuation of existing deferral authority and on October 2, 2019, Duke Energy Ohio filed reply comments. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Kentucky Electric Base Rate Case
On September 3, 2019, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $46 million. On January 31, 2020, Duke Energy Kentucky filed rebuttal testimony updating its rate increase calculations to approximately $44 million. Hearings concluded on February 20, 2020, and briefing was completed March 20, 2020. On April 27, 2020, the KPSC issued its decision approving a $24 million increase for Duke Energy Kentucky with a 9.25% return on equity. The KPSC denied Duke Energy Kentucky’s major storm deferral mechanism and EV and battery storage pilots. The KPSC approved Duke Energy Kentucky’s Green Source Advantage tariff. New customer rates were effective on May 1, 2020. On May 18, 2020, Duke Energy Kentucky filed its motion for rehearing and on June 4, 2020, the motion was granted in part and denied in part by the KPSC. On August 6, 2020, Duke Energy Kentucky submitted a letter to the commission submitting the case for decision without hearing. On August 6, 2020, the Kentucky Attorney General also filed a letter requesting to submit the rehearing case for decision without hearing. The Attorney General’s letter also stated that the commission’s reduction to the company’s forecasted capital in its initial order was overstated and should be corrected, resulting in an approximate $5 million increase in the company’s revenue requirement. Duke Energy Kentucky cannot predict the outcome of this matter.
Duke Energy Indiana
COVID-19
In response to the COVID-19 pandemic, on March 6, 2020, Governor Eric Holcomb issued Executive Order No. 20-02, which by law expired in 30 days unless extended, declaring a public health disaster emergency in the state of Indiana. Subsequently, the governor issued Executive Orders Nos. 20-17, 20-25, 20-30 and 20-34, each renewing the public health disaster emergency declaration for an additional 30 days, which is currently extended through September 2, 2020. All other Executive Orders issued since March 6, 2020, (Nos. 20-04 – 20-16) were renewed for the same 30-day period, provided they were supplements to Executive Order No. 20-02. Executive Order No. 20-05 was issued on March 19, 2020, requiring utilities in the state to suspend disconnections of utility service. Duke Energy Indiana had already voluntarily suspended all disconnections and is waiving late payment fees and check return fees. The utility is also waiving credit card fees for residential customers.
On May 8, 2020, Duke Energy Indiana, along with other Indiana utilities, filed a request with the IURC for approval of deferral treatment for costs and revenue reductions associated with the COVID-19 pandemic. The utilities requested initial deferral approval in July 2020, with individual subdockets for each utility to be established for consideration of utility-specific cost and revenue impacts, cost recovery timing and customer payment plans. On June 29, 2020, the IURC issued an order in Phase 1 wherein it extended the disconnection moratorium for jurisdictional utilities until August 14, 2020, along with requiring six month payment arrangements, waiver of late fees, reconnection fees, convenience fees and deposits. The IURC permitted jurisdictional utilities to use regulatory accounting for any impacts associated with the prohibition on utility disconnections, waiver or exclusion of certain utility fees (i.e., late fees, convenience fees, deposits, and reconnection fees), the use of expanded payment arrangements to aid customers, and for COVID-19 related uncollectible and incremental bad debt expense. The IURC did not permit recovery of lost revenues due to load reduction or carrying costs. In Phase 2 filings, individual utilities may choose to request regulatory accounting for other COVID-19 related operation and maintenance costs wherein evidence of the impact of any costs or offsetting savings can be presented and considered in an evidentiary hearing. Duke Energy Indiana cannot predict the outcome of this matter.
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020. On June 29, 2020, the IURC issued the order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order provided for an overall cost of capital of 5.7% based on a 9.7% return on equity and a 53% equity component of the capital structure, and approved Duke Energy Indiana’s requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport IGCC Plant. The IURC reduced Duke Energy Indiana’s request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction is due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% is due to the approved 9.7% return on equity versus requested 10.4% and approximately 20% is related to miscellaneous earnings neutral adjustments. The rates were effective July 30, 2020. Several groups filed notices of appeal of the IURC order on July 29, 2020. Duke Energy Indiana cannot predict the outcome of this matter.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s rate case, the IURC approved coal ash basin closure costs expended through 2018 including financing costs as a regulatory asset and included in rate base. The IURC opened a subdocket to deal with the post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing is scheduled to begin on September 14, 2020, and an order is expected in the first quarter of 2021. Duke Energy Indiana cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Piedmont
COVID-19 Filings
North Carolina
On March 10, 2020, Governor Roy Cooper issued Executive Order No. 116 declaring a state of emergency due to the COVID-19 pandemic. On March 19, 2020, the NCUC issued on order directing that utilities under its jurisdiction suspend disconnections for nonpayment of utility bills during the state of emergency (as defined by Executive Order No. 116) and allow for customers to enter into payment arrangements to pay off arrearages accumulated during the state of emergency after the end of the state of emergency. Additionally, to help mitigate the financial impacts of the COVID-19 pandemic on their customers, on March 19, 2020, Piedmont filed a request with the NCUC seeking authorization to waive: (1) any late payment charges incurred by a residential or nonresidential customer, effective March 21, 2020; (2) the application of fees for checks returned for insufficient funds for residential and nonresidential customers; (3) the reconnection charge when a residential or nonresidential customer seeks to have service restored for those customers whose service was recently disconnected for nonpayment and to work with customers regarding the other requirements to restore service, including re-establishment of credit; and (4) the fees and charges associated with the use of credit cards or debit cards to pay residential electric utility bills, effective March 21, 2020. The NCUC granted Piedmont’s request on March 20, 2020.
On March 31, 2020, the governor issued Executive Order No. 124, which, in addition to requiring the steps in the NCUC order noted above, stated that nothing in Executive Order No. 124 shall relieve a customer of its obligation to pay bills for receipt of utility services provided. Executive Order No. 124 remains in effect for 60 days unless otherwise rescinded or replaced with a superseding Executive Order. On May 30, 2020, the governor issued Executive Order No. 142, which extended effective period for Executive Order No. 124 to July 29, 2020. Executive Order No. 142 was not extended.
On July 10, 2020, Piedmont filed a petition with the NCUC for clarification regarding when they may begin working with customers on establishing payment arrangements for arrears accumulated since March 13, 2020. On July 29, 2020, the NCUC issued its Order Lifting Disconnection Moratorium and Allowing Collection of Arrearages Pursuant to Special Repayment Plans. The order contained the following: 1) public utilities may resume customer disconnections due to nonpayment for bills first rendered on or after September 1, 2020, after appropriate notice; 2) the late fee moratorium will continue through the end of the state of emergency or until further order of the commission; 3) Duke Energy utilities may reinstate fees for checks returned for insufficient funds as well as transaction fees for use of credit cards or debit cards for bills first rendered on or after September 1, 2020; and 4) no sooner than September 1, 2020, the collection of past due or delinquent accounts accrued up to and including August 31, 2020, may proceed subject to conditions. Piedmont cannot predict the outcome of this matter.
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
On April 30, 2020, the ORS requested the PSCSC grant a waiver of the applicable regulations to allow customers the flexibility to obtain deferred payment plans longer than six months for past-due amounts. On May 5, 2020, Piedmont filed responsive comments stating that while utility bills will remain due, Piedmont does not plan to immediately reinstitute disconnection upon the expiration of the state of emergency and intends to work through a potential grace period as economic recovery begins. Piedmont also concurred with the observation of the ORS that reduced usage is impacting the fixed-cost recovery and revenue assumptions included in rates. Those costs include not only ongoing operational and financing costs necessary to serve customers, but also the borrowings necessary to support extended payment arrangements that will be an important part of emerging from the COVID-19 pandemic. Piedmont will continue to track such costs, lost revenues and potential cost savings for future evaluation by the PSCSC.
Additionally, on May 8, 2020, the ORS filed a motion for the PSCSC to solicit comments from utilities and interested stakeholders regarding measures to be taken to mitigate impacts of COVID-19 on utility customers and require recordkeeping. In a detailed motion, the ORS specifically asked the PSCSC to: (1) solicit input from utilities regarding the temporary mitigation measures to address COVID-19; (2) request utilities to inform the PSCSC of the plans utilities have to return to normalized operations; (3) require utilities to track revenue impacts, incremental costs and savings related to COVID-19 and file the findings with the PSCSC on a quarterly basis; and (4) include any other matters that the PSCSC believes should be addressed. On May 14, 2020, the PSCSC adopted the ORS' motion.
On May 13, 2020, the ORS filed a letter with the PSCSC that included a request from Governor McMaster that utilities proceed with developing and implementing plans for phasing in normal business operations. On May 14, 2020, the PSCSC conditionally vacated the regulation waivers regarding termination of service and suspension of disconnect fees. Prior to termination, utilities are to refer past-due customers to local organizations for assistance and/or deferred payment arrangements. Piedmont filed a report on June 30, 2020, as required by PSCSC order, reporting revenue impact, costs and savings related to COVID-19 to date. Piedmont cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
2020 Tennessee Rate Case
On July 2, 2020, Piedmont filed an application with the TPUC, its first general rate case in Tennessee in nine years, for a rate increase for retail customers of approximately $30 million, which represents an approximate 15% increase in annual revenues. The rate increase is driven by significant infrastructure upgrade investments since its previous rate case. Approximately half of the plant additions being added to rate base are categories of capital investment not covered under the IMR mechanism, which was approved in 2013. An evidentiary hearing is expected to be scheduled for fall 2020, and a decision and revised customer rates are expected to become effective January 1, 2021. Piedmont cannot predict the outcome of this matter.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline, LLC
On September 2, 2014, Duke Energy, Dominion Energy, Inc. (Dominion), Piedmont and Southern Company Gas announced the formation of Atlantic Coast Pipeline, LLC (ACP) to build and own the proposed Atlantic Coast Pipeline (ACP pipeline), an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. The ACP pipeline was designed to meet, in part, the needs identified by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion would have been responsible for building and operating the ACP pipeline and holds a leading ownership percentage in ACP of 53%, following the purchase in March 2020 of Southern Company Gas' 5% ownership interest. Duke Energy owns a 47% interest, which is accounted for as an equity method investment through its Gas Utilities and Infrastructure segment.
On April 15, 2020, the United States District Court for the District of Montana granted partial summary judgment in favor of the plaintiffs in Northern Plains Resource Council v. U.S. Army Corps of Engineers (USACE) (Northern Plains), vacating USACE’s Nationwide Permit 12 (NWP 12) and remanding it to USACE for consultation under the Endangered Species Act (ESA) of 1973. In Northern Plains, the court ruled that NWP 12 was unlawful because USACE did not consult under the ESA with the U.S. Fish and Wildlife Service and/or National Marine Fisheries Service prior to NWP 12’s reissuance in 2017. Because NWP 12 has been vacated and its application enjoined, USACE currently has suspended verification of any new or pending applications under NWP 12 until further court action clarifies the situation.
On May 28, 2020, the U.S. Court of Appeals for the Ninth Circuit issued a ruling that limited the NWP 12 vacatur to energy infrastructure projects. In July 2020, the Supreme Court of the United States issued an order allowing other new oil and gas pipeline projects to use the NWP 12 process pending appeal to the U.S. Court of Appeals for the Ninth Circuit; however, that did not decrease the uncertainty associated with an eventual ruling. Together, these rulings indicated that the timeline to reinstate the necessary water crossing permits for ACP would likely cause further delays and cost increases.
On July 5, 2020, Dominion announced a sale of substantially all of its gas transmission and storage segment assets, operations core to the ACP pipeline project.
As a result of the uncertainty created by the NWP 12 rulings, the potential impact on the cost and schedule for the project, the ongoing legal challenges and the risk of additional legal challenges and delays through the construction period and Dominion’s decision to sell substantially all of its gas transmission and storage segment assets, Duke Energy's Board of Directors and management decided that it was not prudent to continue to invest in the project. On July 5, 2020, Duke Energy and Dominion announced the cancellation of the ACP pipeline.
As a result, Duke Energy recorded a pretax charge to earnings of approximately $2.0 billion for the three months and six months ended June 30, 2020, within Equity in (losses) earnings of unconsolidated affiliates on the Duke Energy Condensed Consolidated Statements of Operations. The tax benefit associated with this abandonment was $374 million and is recorded in Income Tax (Benefit) Expense on the Duke Energy Condensed Consolidated Statements of Operations. Additional charges of less than $100 million are expected to be recorded within the next 12 months as ACP incurs obligations to exit operations.
As part of the pretax charge to earnings of approximately $2.0 billion, Duke Energy established a $920 million current liability related to the abandonment of ACP within Current Liabilities in the Gas Utilities and Infrastructure segment. The liability represents Duke Energy's obligation of approximately $860 million to fund ACP's outstanding debt and approximately $60 million to satisfy ARO requirements to restore construction sites.
See Notes 1, 4 and 11 for additional information regarding this transaction.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Potential Coal Plant Retirements
The Subsidiary Registrants periodically file integrated resource plans (IRPs) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina and Indiana earlier than their current estimated useful lives. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2020, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	585	$145
Duke Energy Indiana
Gallagher Units 2 and 4(b)	280	116
Gibson Units 1-5(c)	3,132	1,690
Cayuga Units 1-2(c)	1,005	953
Total Duke Energy	5,002	$2,904

(a)	Duke Energy Carolinas will retire Allen Steam Station units 1 through 3 by December 31, 2024, as part of the resolution of a lawsuit involving alleged New Source Review violations.

(b)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters.

(c)
On July 1, 2019, Duke Energy Indiana filed its 2018 IRP with the IURC. The 2018 IRP included scenarios evaluating the potential retirement of coal-fired generating units at Gibson and Cayuga. The rate case filed July 2, 2019, included proposed depreciation rates reflecting retirement dates from 2026 to 2038. These updated retirement dates were approved by the IURC as part of the rate case order issued on June 29, 2020.

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
Duke Energy Carolinas and Duke Energy Progress are evaluating the potential for coal-fired generating unit retirements with a net carrying value of approximately $693 million and $1.2 billion, respectively, included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2020.
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

(in millions)	June 30, 2020	December 31, 2019
Reserves for Environmental Remediation
Duke Energy	$55	$58
Duke Energy Carolinas	10	11
Progress Energy	14	16
Duke Energy Progress	5	4
Duke Energy Florida	8	9
Duke Energy Ohio	19	19
Duke Energy Indiana	5	4
Piedmont	7	8

Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$59
Duke Energy Carolinas	11
Duke Energy Ohio	42
LITIGATION
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Business Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. In February and March 2020, the court heard arguments on numerous cross motions filed by the parties to seek legal determinations concerning several insurance related defenses raised by the insurance providers. On June 5, 2020, the court issued four rulings in favor of Duke Energy's legal positions in the coal ash recovery litigation proceedings. Due to COVID-19, the court has issued a new scheduling order and the trial is now scheduled for January 2022. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2020, there were 118 asserted claims for non-malignant cases with cumulative relief sought of up to $27 million, and 59 asserted claims for malignant cases with cumulative relief sought of up to $20 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $590 million at June 30, 2020, and $604 million at December 31, 2019. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2039 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2039 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $747 million in excess of the self-insured retention. Receivables for insurance recoveries were $742 million at June 30, 2020, and December 31, 2019. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On June 18, 2018, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims for damages incurred for the period 2014 through 2018. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage in the amount of $100 million and $203 million for Duke Energy Progress and Duke Energy Florida, respectively. Discovery is ongoing and a trial is expected to occur in 2021.
Duke Energy Florida
Power Purchase Dispute Arbitration
Duke Energy Florida, on behalf of its customers, entered into a power purchase contract for the purchase of firm capacity and energy from a qualified facility. Duke Energy Florida determined the qualified facility did not perform in accordance with the power purchase contract, and Duke Energy Florida terminated the power purchase contract. The qualified facility counterparty filed a confidential American Arbitration Association (AAA) arbitration demand, challenging the termination of the power purchase contract and seeking damages. Duke Energy Florida denies liability and is vigorously defending the arbitration claim. The final arbitration hearing is scheduled for December 2020. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication (the court) challenging the Indiana Department of Environmental Management’s December 10, 2019, partial approval of Duke Energy Indiana’s ash pond closure plan. On March 11, 2020, Duke Energy Indiana filed a Motion to Dismiss. On May 5, 2020, the court entered an order denying that motion. The parties are engaged in discovery and a hearing is scheduled for February 22, 2021. Duke Energy Indiana cannot predict the outcome of this matter.
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

(in millions)	June 30, 2020	December 31, 2019
Reserves for Legal Matters
Duke Energy	$60	$62
Duke Energy Carolinas	3	2
Progress Energy	52	55
Duke Energy Progress	9	12
Duke Energy Florida	23	22
Piedmont	1	1

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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The reserve for credit losses for insurance receivables based on adoption of the new standard is $15 million for Duke Energy and Duke Energy Carolinas as of June 30, 2020. Insurance receivables are evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
As of June 30, 2020, Duke Energy recognized $860 million related to the guarantees of ACP's outstanding debt of which $95 million was previously recognized due the adoption of new guidance for credit losses effective January 1, 2020. This reserve is included within Other current liabilities on the Condensed Consolidated Balance Sheets. See Notes 1, 3 and 11 for more information. The remaining reserve for credit losses for financial guarantees of $4 million as of June 30, 2020, is included within Other noncurrent liabilities on the Duke Energy's Condensed Consolidated Balance Sheets. Management considers financial guarantees for evaluation under this standard based on the anticipated amount outstanding at the time of default. The reserve for credit losses is based on the evaluation of the contingent components of financial guarantees. Management evaluates the risk of default, exposure and length of time remaining in the period for each contract.
5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2020
				Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
May 2020(a)	Jun 2030	2.450%	$500	$500	$—	$—	$—	$—	$—
May 2020(b)	Jun 2050	3.350%	400	—	—	—	—	—	400
First Mortgage Bonds
January 2020(c)	Feb 2030	2.450%	500	—	500	—	—	—	—
January 2020(c)	Aug 2049	3.200%	400	—	400	—	—	—	—
March 2020(d)	Apr 2050	2.750%	550	—	—	—	—	550	—
May 2020(b)	Jun 2030	2.125%	400	—	—	—	400	—	—
June 2020(b)	Jun 2030	1.750%	500	—	—	500	—	—	—
Total issuances			$3,250	$500	$900	$500	$400	$550	$400

(a)	Debt issued to repay $500 million borrowing made under Duke Energy (Parent) revolving credit facility in March 2020, and for general corporate purposes.

(b)	Debt issued to repay short-term debt and for general corporate purposes.

(c)	Debt issued to repay at maturity $450 million first mortgage bonds due June 2020 and for general corporate purposes.

(d)	Debt issued to repay at maturity $500 million first mortgage bonds due July 2020 and to pay down short-term debt.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current Maturities of Long-Term Debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		June 30, 2020
Unsecured Debt
Duke Energy Progress	December 2020	0.986%	(a)	$700
Progress Energy, Inc	January 2021	4.400%		500
Duke Energy (Parent)	May 2021	0.924%	(a)	500
Piedmont	June 2021	4.240%		160
Secured Debt
Duke Energy Florida	April 2021	1.384%	(a)	250
First Mortgage Bonds
Duke Energy Indiana	July 2020	3.750%		500
Duke Energy Progress	September 2020	0.498%	(a)	300
Duke Energy Carolinas	June 2021	3.900%		500
Other(b)				346
Current maturities of long-term debt				$3,756

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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	June 30, 2020
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,500	$1,250	$800	$600	$600	$600
Reduction to backstop issuances
Commercial paper(b)	(2,480)	(1,248)	(389)	(323)	(156)	(79)	(150)	(135)
Outstanding letters of credit	(47)	(40)	(3)	(2)	—	—	—	(2)
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,392	$1,362	$1,108	$925	$644	$521	$369	$463

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Term Loan Facility
In response to market volatility and ongoing liquidity impacts from COVID-19, in March 2020, Duke Energy (Parent) entered into a $1.5 billion, 364-day Term Loan Credit Agreement, borrowing the full $1.5 billion available on March 19, 2020. The term loan contains a provision for increasing the amount available for borrowing by up to $500 million. Duke Energy (Parent) exercised this provision on March 27, 2020, borrowing an additional $188 million. Proceeds were used to reduce outstanding commercial paper and for general corporate purposes. Refer to Note 1 for additional information on the COVID-19 pandemic.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

Other Credit Facilities

	June 30, 2020
(in millions)	Facility size	Amount drawn
Duke Energy (Parent) Three-Year Revolving Credit Facility(a)	$1,000	$500
Duke Energy Progress Term Loan Facility	700	700

(a)	In March 2020, Duke Energy (Parent) drew down the remaining $500 million. In May 2020, Duke Energy (Parent) repaid $500 million with proceeds of May 2020 unsecured debt issuance.
6. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2020, and December 31, 2019.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2020, and December 31, 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$196	$197	$330	$409
Indemnification coverages(b)	5	5	10	10
Joint Dispatch Agreement (JDA) revenue(c)	3	17	10	40
JDA expense(c)	20	20	44	113
Intercompany natural gas purchases(d)	10	3	16	7
Progress Energy
Corporate governance and shared service expenses(a)	$189	$183	$335	$359
Indemnification coverages(b)	9	10	18	19
JDA revenue(c)	20	20	44	113
JDA expense(c)	3	17	10	40
Intercompany natural gas purchases(d)	19	19	38	38
Duke Energy Progress
Corporate governance and shared service expenses(a)	$113	$108	$188	$214
Indemnification coverages(b)	5	4	9	8
JDA revenue(c)	20	20	44	113
JDA expense(c)	3	17	10	40
Intercompany natural gas purchases(d)	19	19	38	38
Duke Energy Florida
Corporate governance and shared service expenses(a)	$76	$75	$147	$145
Indemnification coverages(b)	4	6	9	11
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$77	$83	$161	$168
Indemnification coverages(b)	1	1	2	2
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$92	$93	$198	$190
Indemnification coverages(b)	2	1	4	3
Piedmont
Corporate governance and shared service expenses(a)	$37	$37	$71	$69
Indemnification coverages(b)	—	—	1	1
Intercompany natural gas sales(d)	29	22	54	45
Natural gas storage and transportation costs(e)	6	6	12	11

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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2020
Intercompany income tax receivable	$—	$63	$—	$—	$—	$10	$23
Intercompany income tax payable	19	—	7	51	1	—	—

December 31, 2019
Intercompany income tax receivable	$—	$125	$28	$—	$9	$28	$13
Intercompany income tax payable	5	—	—	2	—	—	—
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020, and 2019, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables business and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$650	$—	$—	$—	$—	$—
Undesignated contracts	1,477	400	1,050	1,050	—	27
Total notional amount(a)	$2,127	$400	$1,050	$1,050	$—	$27

	December 31, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$993	$—	$—	$—	$—	$—
Undesignated contracts	1,277	450	800	250	550	27
Total notional amount(a)	$2,270	$450	$800	$250	$550	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $650 million in cash flow hedges as of June 30, 2020, and $693 million in cash flow hedges as of December 31, 2019.
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

	June 30, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	28,179	—	—	—	4,405	23,774	—
Natural gas (millions of dekatherms)	707	147	165	165	—	4	391

	December 31, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	15,858	—	—	—	1,887	13,971	—
Natural gas (millions of dekatherms)	704	130	160	160	—	3	411

U.S. EQUITY SECURITIES RISK
In May 2019, Duke Energy Florida entered into a Decommissioning Services Agreement for the accelerated decommissioning of Crystal River Unit 3 with ADP CR3, LLC and ADP SF1, LLC. See Note 3 for additional information on the accelerated decommissioning. Duke Energy Florida executed U.S. equity option collars within the NDTF in May 2019, to preserve the U.S. equity portfolio value in the Duke Energy Florida NDTF in the event the accelerated decommissioning is approved. The Duke Energy Florida NDTF liquidated the options in April 2020, and received proceeds of approximately $7 million.

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

Derivative Assets	June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$20	$2	$1	$1	$—	$3	$10	$4
Noncurrent	7	5	2	2	—	—	—	—
Total Derivative Assets – Commodity Contracts	$27	$7	$3	$3	$—	$3	$10	$4
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$3	$—	$3	$3	$—	$—	$—	$—
Noncurrent	2	—	2	2	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$5	$—	$5	$5	$—	$—	$—	$—
Total Derivative Assets	$32	$7	$8	$8	$—	$3	$10	$4

Derivative Liabilities	June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$55	$29	$17	$17	$—	$—	$1	$7
Noncurrent	138	8	32	16	—	—	—	98
Total Derivative Liabilities – Commodity Contracts	$193	$37	$49	$33	$—	$—	$1	$105
Interest Rate Contracts
Designated as Hedging Instruments
Current	$14	$—	$—	$—	$—	$—	$—	$—
Noncurrent	56	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	68	20	48	48	—	1	—	—
Noncurrent	30	—	24	24	—	6	—	—
Total Derivative Liabilities – Interest Rate Contracts	$168	$20	$72	$72	$—	$7	$—	$—
Total Derivative Liabilities	$361	$57	$121	$105	$—	$7	$1	$105

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$17	$—	$—	$—	$—	$3	$13	$1
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Assets – Commodity Contracts	$18	$—	$—	$—	$—	$4	$13	$1
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	6	—	6	—	6	—	—	—
Total Derivative Assets – Interest Rate Contracts	$6	$—	$6	$—	$6	$—	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	1	—	1	—	1	—	—	—
Total Derivative Assets – Equity Securities Contracts	$1	$—	$1	$—	$1	$—	$—	$—
Total Derivative Assets	$25	$—	$7	$—	$7	$4	$13	$1

Derivative Liabilities	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$67	$33	$26	$26	$—	$—	$1	$7
Noncurrent	156	10	37	22	—	—	—	110
Total Derivative Liabilities – Commodity Contracts	$223	$43	$63	$48	$—	$—	$1	$117
Interest Rate Contracts
Designated as Hedging Instruments
Current	$19	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	8	6	1	1	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$53	$6	$1	$1	$—	$6	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	24	—	24	—	24	—	—	—
Total Derivative Liabilities – Equity Securities Contracts	$24	$—	$24	$—	$24	$—	$—	$—
Total Derivative Liabilities	$300	$49	$88	$49	$24	$6	$1	$117

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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$23	$2	$4	$4	$—	$3	$10	$4
Gross amounts offset	(3)	(2)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$20	$—	$3	$3	$—	$3	$10	$4
Noncurrent
Gross amounts recognized	$9	$5	$4	$4	$—	$—	$—	$—
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$5	$3	$2	$2	$—	$—	$—	$—

Derivative Liabilities	June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$137	$49	$65	$65	$—	$1	$1	$7
Gross amounts offset	(3)	(2)	(1)	(1)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$134	$47	$64	$64	$—	$1	$1	$7
Noncurrent
Gross amounts recognized	$224	$8	$56	$40	$—	$6	$—	$98
Gross amounts offset	(4)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$220	$6	$54	$38	$—	$6	$—	$98

Derivative Assets	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$24	$—	$7	$—	$7	$3	$13	$1
Gross amounts offset	(1)	—	(1)	—	(1)	—	—	—
Net amounts presented in Current Assets: Other	$23	$—	$6	$—	$6	$3	$13	$1
Noncurrent
Gross amounts recognized	$1	$—	$—	$—	$—	$1	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$1	$—	$—	$—	$—	$1	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$118	$39	$51	$27	$24	$1	$1	$7
Gross amounts offset	(24)	—	(24)	—	(24)	—	—	—
Net amounts presented in Current Liabilities: Other	$94	$39	$27	$27	$—	$1	$1	$7
Noncurrent
Gross amounts recognized	$182	$10	$37	$22	$—	$5	$—	$110
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$182	$10	$37	$22	$—	$5	$—	$110

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

	June 30, 2020
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$63	$29	$34	$34
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	63	29	34	34

	December 31, 2019
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$79	$35	$44	$44
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	79	35	44	44

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
For investments in debt securities classified as AFS, the unrealized gains and losses are included in other comprehensive income until realized, at which time they are reported through net income. For investments in equity securities classified as FV-NI, both realized and unrealized gains and losses are reported through net income. Substantially all of Duke Energy’s investments in debt and equity securities qualify for regulatory accounting, and accordingly, all associated realized and unrealized gains and losses on these investments are deferred as a regulatory asset or liability.
Duke Energy classifies the majority of investments in debt and equity securities as long term, unless otherwise noted.
Investment Trusts
The investments within the Investment Trusts are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the investment manager agreements and trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt securities within the Investment Trusts are recognized immediately and deferred to regulatory accounts where appropriate.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2020, and December 31, 2019.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$731	$—	$—	$101
Equity securities	3,034	92	5,039	3,523	55	5,661
Corporate debt securities	66	2	806	37	1	603
Municipal bonds	18	1	417	13	—	368
U.S. government bonds	62	—	813	33	1	1,256
Other debt securities	9	1	194	3	—	141
Total NDTF Investments	$3,189	$96	$8,000	$3,609	$57	$8,130
Other Investments
Cash and cash equivalents	$—	$—	$113	$—	$—	$52
Equity securities	51	—	116	57	—	122
Corporate debt securities	8	—	125	3	—	67
Municipal bonds	5	1	103	4	—	94
U.S. government bonds	3	—	40	2	—	41
Other debt securities	1	1	34	—	—	56
Total Other Investments	$68	$2	$531	$66	$—	$432
Total Investments	$3,257	$98	$8,531	$3,675	$57	$8,562

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2020, and 2019, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
FV-NI:
Realized gains	$302	$66	$325	$101
Realized losses	67	63	132	93
AFS:
Realized gains	27	47	47	57
Realized losses	13	36	19	47

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$30	$—	$—	$21
Equity securities	1,796	47	2,989	1,914	8	3,154
Corporate debt securities	41	2	519	21	1	361
Municipal bonds	6	—	133	3	—	96
U.S. government bonds	30	—	399	16	1	578
Other debt securities	7	1	188	3	—	137
Total NDTF Investments	$1,880	$50	$4,258	$1,957	$10	$4,347

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2020, and 2019, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
FV-NI:
Realized gains	$27	$44	$36	$67
Realized losses	25	48	70	69
AFS:
Realized gains	18	16	30	25
Realized losses	8	11	13	21

PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$701	$—	$—	$80
Equity securities	1,238	45	2,050	1,609	47	2,507
Corporate debt securities	25	—	287	16	—	242
Municipal bonds	12	1	284	10	—	272
U.S. government bonds	32	—	414	17	—	678
Other debt securities	2	—	6	—	—	4
Total NDTF Investments	$1,309	$46	$3,742	$1,652	$47	$3,783
Other Investments
Cash and cash equivalents	$—	$—	$108	$—	$—	$49
Municipal bonds	4	—	52	3	—	51
Total Other Investments	$4	$—	$160	$3	$—	$100
Total Investments	$1,313	$46	$3,902	$1,655	$47	$3,883

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2020, and 2019, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
FV-NI:
Realized gains	$275	$22	$289	$34
Realized losses	42	15	62	24
AFS:
Realized gains	6	30	11	31
Realized losses	4	25	5	26
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$63	$—	$—	$53
Equity securities	1,176	45	1,977	1,258	21	2,077
Corporate debt securities	25	—	287	16	—	242
Municipal bonds	12	1	284	10	—	272
U.S. government bonds	32	—	414	16	—	403
Other debt securities	2	—	6	—	—	4
Total NDTF Investments	$1,247	$46	$3,031	$1,300	$21	$3,051
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$2
Total Other Investments	$—	$—	$1	$—	$—	$2
Total Investments	$1,247	$46	$3,032	$1,300	$21	$3,053

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2020, and 2019, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
FV-NI:
Realized gains	$26	$7	$40	$17
Realized losses	27	7	47	15
AFS:
Realized gains	6	1	11	2
Realized losses	4	1	5	2

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$638	$—	$—	$27
Equity securities	62	—	73	351	26	430
U.S. government bonds	—	—	—	1	—	275
Total NDTF Investments(a)	$62	$—	$711	$352	$26	$732
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$4
Municipal bonds	4	—	52	3	—	51
Total Other Investments	$4	$—	$54	$3	$—	$55
Total Investments	$66	$—	$765	$355	$26	$787

(a)	During the six months ended June 30, 2020, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2020, and 2019, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
FV-NI:
Realized gains	$249	$15	$249	$17
Realized losses	15	8	15	9
AFS:
Realized gains	—	29	—	29
Realized losses	—	24	—	24

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	June 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$39	$—	$77	$43	$—	$81
Corporate debt securities	—	—	3	—	—	6
Municipal bonds	1	1	39	1	—	36
U.S. government bonds	—	—	3	—	—	2
Total Investments	$40	$1	$122	$44	$—	$125

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2020, and 2019, were immaterial.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	June 30, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$63	$19	$30	$28	$2	$3
Due after one through five years	563	254	244	235	9	15
Due after five through 10 years	587	270	226	219	7	9
Due after 10 years	1,319	696	543	509	34	18
Total	$2,532	$1,239	$1,043	$991	$52	$45

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

	June 30, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$731	$731	$—	$—	$—
NDTF equity securities	5,039	4,991	—	—	48
NDTF debt securities	2,230	336	1,894	—	—
Other equity securities	116	116	—	—	—
Other debt securities	302	36	266	—	—
Other cash and cash equivalents	113	113	—	—	—
Derivative assets	32	4	15	13	—
Total assets	8,563	6,327	2,175	13	48
Derivative liabilities	(361)	(1)	(255)	(105)	—
Net assets (liabilities)	$8,202	$6,326	$1,920	$(92)	$48

	December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$101	$101	$—	$—	$—
NDTF equity securities	5,684	5,633	—	—	51
NDTF debt securities	2,368	725	1,643	—	—
Other equity securities	122	122	—	—	—
Other debt securities	258	39	219	—	—
Other cash and cash equivalents	52	52	—	—	—
Derivative assets	25	3	7	15	—
Total assets	8,610	6,675	1,869	15	51
NDTF equity security contracts	(23)	—	(23)	—	—
Derivative liabilities	(277)	(15)	(145)	(117)	—
Net assets (liabilities)	$8,310	$6,660	$1,701	$(102)	$51

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$(88)	$(115)	$(102)	$(113)
Purchases, sales, issuances and settlements:
Purchases	14	38	14	38
Settlements	(6)	(11)	(15)	(23)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(12)	9	11	19
Balance at end of period	$(92)	$(79)	$(92)	$(79)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$30	$30	$—	$—
NDTF equity securities	2,989	2,941	—	48
NDTF debt securities	1,239	125	1,114	—
Derivative assets	7	—	7	—
Total assets	4,265	3,096	1,121	48
Derivative liabilities	(57)	—	(57)	—
Net assets	$4,208	$3,096	$1,064	$48

	December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$21	$21	$—	$—
NDTF equity securities	3,154	3,103	—	51
NDTF debt securities	1,172	206	966	—
Total assets	4,347	3,330	966	51
Derivative liabilities	(49)	—	(49)	—
Net assets	$4,298	$3,330	$917	$51

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$701	$701	$—	$80	$80	$—
NDTF equity securities	2,050	2,050	—	2,530	2,530	—
NDTF debt securities	991	211	780	1,196	519	677
Other debt securities	52	—	52	51	—	51
Other cash and cash equivalents	108	108	—	49	49	—
Derivative assets	8	—	8	7	—	7
Total assets	3,910	3,070	840	3,913	3,178	735
NDTF equity security contracts	—	—	—	(23)	—	(23)
Derivative liabilities	(121)	—	(121)	(65)	—	(65)
Net assets	$3,789	$3,070	$719	$3,825	$3,178	$647

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NTDF cash and cash equivalents	$63	$63	$—	$53	$53	$—
NDTF equity securities	1,977	1,977	—	2,077	2,077	—
NDTF debt securities	991	211	780	921	244	677
Other cash and cash equivalents	1	1	—	2	2	—
Derivative assets	8	—	8	—	—	—
Total assets	3,040	2,252	788	3,053	2,376	677
Derivative liabilities	(105)	—	(105)	(49)	—	(49)
Net assets	$2,935	$2,252	$683	$3,004	$2,376	$628

DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$638	$638	$—	$27	$27	$—
NDTF equity securities	73	73	—	453	453	—
NDTF debt securities	—	—	—	275	275	—
Other debt securities	52	—	52	51	—	51
Other cash and cash equivalents	2	2	—	4	4	—
Derivative assets	—	—	—	7	—	7
Total assets	765	713	52	817	759	58
NDTF equity security contracts	—	—	—	(23)	—	(23)
Derivative liabilities	—	—	—	(1)	—	(1)
Net assets	$765	$713	$52	$793	$759	$34

DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at June 30, 2020, and December 31, 2019.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2020				December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$77	$77	$—	$—	$81	$81	$—	$—
Other debt securities	45	—	45	—	44	—	44	—
Derivative assets	10	—	—	10	13	2	—	11
Total assets	$132	$77	$45	$10	$138	$83	$44	$11
Derivative liabilities	(1)	(1)	—	—	(1)	(1)	—	—
Net assets	$131	$76	$45	$10	$137	$82	$44	$11

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$2	$5	$11	$22
Purchases, sales, issuances and settlements:
Purchases	10	29	10	29
Settlements	(4)	(9)	(10)	(19)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	2	3	(1)	(4)
Balance at end of period	$10	$28	$10	$28
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Derivative assets	$4	$4	$—	$1	$1	$—
Derivative liabilities	(105)	—	(105)	(117)	—	(117)
Net (liabilities) assets	$(101)	$4	$(105)	$(116)	$1	$(117)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$(91)	$(121)	$(117)	$(141)
Total gains and settlements	(14)	7	12	27
Balance at end of period	$(105)	$(114)	$(105)	$(114)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2020
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$3	RTO auction pricing	FTR price – per MWh	$0.23	-	$1.45	$0.69
Duke Energy Indiana
FTRs	10	RTO auction pricing	FTR price – per MWh	(1.03)	-	6.19	0.71
Piedmont
Natural gas contracts	(105)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.73	-	2.39	2.01
Duke Energy
Total Level 3 derivatives	$(92)

	December 31, 2019
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$4	RTO auction pricing	FTR price – per MWh	$0.59	-	$3.47	$2.07
Duke Energy Indiana
FTRs	11	RTO auction pricing	FTR price – per MWh	(0.66)	-	9.24	1.15
Piedmont
Natural gas contracts	(117)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.59	-	2.46	1.91
Duke Energy
Total Level 3 derivatives	$(102)

OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	June 30, 2020		December 31, 2019
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$59,899	$68,428	$58,126	$63,062
Duke Energy Carolinas	12,521	15,046	11,900	13,516
Progress Energy	19,604	23,476	19,634	22,291
Duke Energy Progress	9,063	10,506	9,058	9,934
Duke Energy Florida	7,951	9,655	7,987	9,131
Duke Energy Ohio	3,019	3,551	2,619	2,964
Duke Energy Indiana	4,603	5,617	4,057	4,800
Piedmont	2,779	3,289	2,384	2,642

(a)
Book value of long-term debt includes $1.4 billion at June 30, 2020, and $1.5 billion at December 31, 2019, of unamortized debt discount and premium, net of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

At both June 30, 2020, and December 31, 2019, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

11. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2020, and the year ended December 31, 2019, or is expected to be provided in the future that was not previously contractually required.
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
DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the credit facilities for DERF and DEPR are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt. Amounts borrowed under the credit facilities for DEFR are reflected on the Condensed Consolidated Balance Sheets as Current maturities of long-term debt.
Due to the COVID-19 pandemic, as described in Note 1, the Duke Energy Registrants suspended customer disconnections for nonpayment. The full impact of COVID-19 and the Duke Energy Registrant’s related response on customers’ ability to pay for service is uncertain. However, the level of past-due receivables at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have increased significantly during the COVID-19 pandemic, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates. In the second quarter of 2020, DERF, DEPR and DEFR executed amendments to their credit facilities to manage the impact of past-due receivables resulting from the suspension of customer disconnections from COVID-19. See Note 3 for information about COVID-19 filings with state utility commissions.
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are considered the primary beneficiaries and consolidate DERF, DEPR and DEFR, respectively, as they make those decisions.
Receivables Financing – CRC
CRC is a bankruptcy remote, special purpose entity indirectly owned by Duke Energy. On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity, natural gas and related services from Duke Energy Ohio and Duke Energy Indiana. CRC borrows amounts under a credit facility to buy the receivables from Duke Energy Ohio and Duke Energy Indiana. Borrowing availability from the credit facility is limited to the amount of qualified receivables sold to CRC which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligation is cash collections from the receivables. Amounts borrowed under the credit facility are reflected on Duke Energy's Condensed Consolidated Balance Sheets as Long-Term Debt.
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
Due to the COVID-19 pandemic, as described in Note 1, the Duke Energy Registrants suspended customer disconnections for nonpayment. The full impact of COVID-19 and the Duke Energy Registrant’s related response on customers’ ability to pay for service is uncertain. However, the level of past-due receivables at Duke Energy Ohio and Duke Energy Indiana have increased significantly during the COVID-19 pandemic, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates. In July of 2020, CRC executed an amendment to its credit facility to manage the impact of past-due receivables resulting from the suspension of customer disconnections from COVID-19. See Note 3 for information about COVID-19 filings with state utility commissions.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2023	December 2022	April 2023	April 2021
Credit facility amount	$350	$475	$350	$250
Amounts borrowed at June 30, 2020	350	475	333	250
Amounts borrowed at December 31, 2019	350	474	325	250
Restricted Receivables at June 30, 2020	454	675	451	463
Restricted Receivables at December 31, 2019	522	642	489	336

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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2020	December 31, 2019
Receivables of VIEs	$6	$5
Regulatory Assets: Current	53	52
Current Assets: Other	32	39
Other Noncurrent Assets: Regulatory assets	969	989
Current Liabilities: Other	10	10
Current maturities of long-term debt	54	54
Long-Term Debt	1,028	1,057

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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	June 30, 2020	December 31, 2019
Current Assets: Other	$228	$203
Property, Plant and Equipment: Cost	6,198	5,747
Accumulated depreciation and amortization	(1,145)	(1,041)
Other Noncurrent Assets: Other	75	106
Current maturities of long-term debt	158	162
Long-Term Debt	1,457	1,541
Other Noncurrent Liabilities: AROs	144	127
Other Noncurrent Liabilities: Other	251	228

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	June 30, 2020
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$(1)	$—	$(1)	$34	$49
Investments in equity method unconsolidated affiliates	—	413	1	414	—	—
Deferred tax asset	439	—	—	439	—	—
Total assets	$439	$412	$1	$852	$34	$49
Taxes accrued	9	—	—	9	—	—
Other current liabilities	920	—	4	924	—	—
Other noncurrent liabilities	—	—	10	10	—	—
Total liabilities	$929	$—	$14	$943	$—	$—
Net (liabilities) assets	$(490)	$412	$(13)	$(91)	$34	$49

	December 31, 2019
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$(1)	$—	$(1)	$64	$77
Investments in equity method unconsolidated affiliates	1,179	300	—	1,479	—	—
Total assets	$1,179	$299	$—	$1,478	$64	$77
Taxes accrued	(1)	—	—	(1)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	59	—	—	59	—	—
Other noncurrent liabilities	—	—	11	11	—	—
Total liabilities	$58	$—	$15	$73	$—	$—
Net assets (liabilities)	$1,121	$299	$(15)	$1,405	$64	$77

The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the PPA with OVEC, which is discussed below, and future exit costs associated with the abandonment of the investment in ACP, as discussed below.
Pipeline Investments
Duke Energy has investments in various joint ventures to construct and operate pipeline projects. These entities are considered VIEs due to having insufficient equity to finance their own activities without subordinated financial support. Duke Energy does not have the power to direct the activities that most significantly impact the economic performance, the obligation to absorb losses or the right to receive benefits of these VIEs and therefore does not consolidate these entities.
On July 5, 2020, Duke Energy determined that it would no longer invest in the construction of the ACP pipeline. See Notes 1, 3 and 4 for further information regarding this transaction.
For the three and six months ended June 30, 2020, the ACP investment is considered a significant subsidiary because its income exceeds 20% of Duke Energy’s income. The table below presents unaudited summarized financial information for ACP.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net (Loss) Income	$(4,414)	$61	$(4,342)	$114

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	June 30,	December 31,
Entity Name	Interest	2020	2019
ACP(a)	47%	$(920)	$1,179
Constitution(b)	24%	—	—
Total		$(920)	$1,179

(a)
During the quarter ended June 30, 2020, Duke Energy abandoned its investment in ACP as described above. The current liability related to the abandonment of ACP represents Duke Energy's obligation to fund ACP's obligations. See Notes 1, 3 and 4 for more information.

(b)
During the year ended December 31, 2019, Duke Energy recorded an other-than-temporary impairment related to Constitution. This charge resulted in the full write-down of Duke Energy's investment in Constitution.

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
As a counterparty to an Inter-Company Power Agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business. On March 31, 2018, FirstEnergy Solutions Corp (FES), a subsidiary of FirstEnergy Corp. and an ICPA counterparty with a power participation ratio of 4.85%, filed for Chapter 11 bankruptcy, which could increase costs allocated to the counterparties. On July 31, 2018, the bankruptcy court rejected the FES ICPA, which means OVEC is an unsecured creditor in the FES bankruptcy proceeding. In addition, certain proposed environmental rulemaking could result in future increased OVEC cost allocations. In July 2020, legislation was proposed to repeal HB 6. Duke Energy cannot predict the outcome in this matter. See Note 3 for additional information.
CRC
See discussion under Consolidated VIEs for additional information related to CRC.
Amounts included in Receivables from affiliated companies in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value.
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Receivables sold	$221	$253	$280	$307
Less: Retained interests	34	64	49	77
Net receivables sold	$187	$189	$231	$230

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Sales
Receivables sold	$429	$429	$966	$1,004	$583	$676	$1,230	$1,410
Loss recognized on sale	2	3	6	7	2	4	6	9
Cash flows
Cash proceeds from receivables sold	$431	$448	$990	$1,045	$580	$680	$1,252	$1,438
Return received on retained interests	—	2	2	4	1	2	3	5

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

	Remaining Performance Obligations
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Progress Energy	$58	$92	$94	$44	$45	$58	$391
Duke Energy Progress	4	8	8	8	8	—	36
Duke Energy Florida	54	84	86	36	37	58	355
Duke Energy Indiana	5	5	—	—	—	—	10

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

	Remaining Performance Obligations
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Piedmont	$34	$65	$64	$61	$58	$376	$658

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
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended June 30, 2020
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,249	$677	$1,173	$460	$713	$169	$231	$—
General	1,379	507	611	298	313	103	161	—
Industrial	658	260	212	154	58	33	152	—
Wholesale	435	101	285	240	45	5	44	—
Other revenues	284	62	191	70	121	19	25	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,005	$1,607	$2,472	$1,222	$1,250	$329	$613	$—

Gas Utilities and Infrastructure
Residential	$157	$—	$—	$—	$—	$62	$—	$96
Commercial	75	—	—	—	—	23	—	52
Industrial	27	—	—	—	—	3	—	22
Power Generation	—	—	—	—	—	—	—	6
Other revenues	12	—	—	—	—	3	—	11
Total Gas Utilities and Infrastructure revenue from contracts with customers	$271	$—	$—	$—	$—	$91	$—	$187

Commercial Renewables
Revenue from contracts with customers	$55	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$5,338	$1,607	$2,472	$1,222	$1,250	$420	$613	$187

Other revenue sources(a)	$83	$3	$26	$21	$—	$3	$4	$10
Total revenues	$5,421	$1,610	$2,498	$1,243	$1,250	$423	$617	$197

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

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2020
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$4,515	$1,433	$2,242	$962	$1,280	$345	$496	$—
General	2,887	1,056	1,275	617	658	217	342	—
Industrial	1,351	529	428	308	120	68	327	—
Wholesale	932	215	606	519	87	12	99	—
Other revenues	475	122	309	133	176	39	41	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$10,160	$3,355	$4,860	$2,539	$2,321	$681	$1,305	$—

Gas Utilities and Infrastructure
Residential	$519	$—	$—	$—	$—	$159	$—	$360
Commercial	244	—	—	—	—	66	—	178
Industrial	68	—	—	—	—	9	—	58
Power Generation	—	—	—	—	—	—	—	17
Other revenues	42	—	—	—	—	9	—	35
Total Gas Utilities and Infrastructure revenue from contracts with customers	$873	$—	$—	$—	$—	$243	$—	$648

Commercial Renewables
Revenue from contracts with customers	$113	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$13	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$11,159	$3,355	$4,860	$2,539	$2,321	$924	$1,305	$648

Other revenue sources(a)	$211	$3	$60	$42	$9	$(3)	$4	$61
Total revenues	$11,370	$3,358	$4,920	$2,581	$2,330	$921	$1,309	$709

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

	Three Months Ended June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at March 31, 2020	$89	$11	$20	$9	$11	$5	$3	$9
Write-Offs	(9)	(3)	(3)	(3)	—	—	—	(4)
Credit Loss Expense	15	6	12	8	3	—	—	1
Other Adjustments	7	—	—	—	—	—	—	—
Balance at June 30, 2020	$102	$14	$29	$14	$14	$5	$3	$6

	Six Months Ended June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$76	$10	$16	$8	$7	$4	$3	$6
Cumulative Change in Accounting Principle	5	1	2	1	1	—	—	1
Write-Offs	(19)	(6)	(7)	(5)	(2)	—	—	(5)
Credit Loss Expense	33	9	18	10	8	1	—	4
Other Adjustments	7	—	—	—	—	—	—	—
Balance at June 30, 2020	$102	$14	$29	$14	$14	$5	$3	$6

Trade and other receivables are evaluated based on an estimate of the risk of loss over the life of the receivable and current and historical conditions using supportable assumptions. Management evaluates the risk of loss for trade and other receivables by comparing the historical write-off amounts to total revenue over a specified period. Historical loss rates are adjusted due to the impact of current conditions, including the impacts of COVID-19, as well as forecasted conditions over a reasonable time period. The calculated write-off rate can be applied to the receivable balance for which an established reserve does not already exist. Management reviews the assumptions and risk of loss periodically for trade and other receivables. Due to the COVID-19 pandemic, as described in Note 1, the Duke Energy Registrants suspended customer disconnections for nonpayment. The specific actions taken by each Duke Energy Registrant are described in Note 3. The impact of COVID-19 and Duke Energy’s related response on customers’ ability to pay for service is uncertain, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates.
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables	$829	$332	$274	$137	$137	$1	$7	$6
0-30 days	1,624	470	685	336	344	48	28	73
30-60 days	152	49	56	28	28	6	1	6
60-90 days	90	29	34	17	17	4	1	5
90+ days	209	64	53	24	29	29	10	18
Trade and Other Receivables	$2,904	$944	$1,102	$542	$555	$88	$47	$108

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

FINANCIAL STATEMENTS	REVENUE

Unbilled revenues are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets as shown in the following table.

(in millions)	June 30, 2020	December 31, 2019
Duke Energy	$829	$843
Duke Energy Carolinas	332	298
Progress Energy	274	217
Duke Energy Progress	137	122
Duke Energy Florida	137	95
Duke Energy Ohio	1	1
Duke Energy Indiana	7	16
Piedmont	6	78

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

(in millions)	June 30, 2020	December 31, 2019
Duke Energy Ohio	$68	$82
Duke Energy Indiana	106	115

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net (loss) income available to Duke Energy common stockholders excluding impact of participating securities	$(817)	$819	$82	$1,718
Accumulated preferred stock dividends	(12)	—	—	—
Net (loss) income available to Duke Energy common stockholders excluding impact of participating securities and including accumulated preferred stock dividends	$(829)	$819	$82	$1,718

Weighted average common shares outstanding – basic	735	728	734	728
Equity forwards	—	—	1	—
Weighted average common shares outstanding – diluted	735	728	735	728
Earnings (Loss) Per Share available to Duke Energy common stockholders
Basic and diluted	$(1.13)	$1.12	$0.11	$2.36
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.945	$0.928	$1.890	$1.855
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$0.307	$0.719	$0.307
Dividends declared on Series B preferred stock per share(c)	$—	$—	$24.917	$—

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.

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

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY

Common Stock
In November 2019, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it may sell up to $1.5 billion of its common stock through an at-the-market (ATM) offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy may issue and sell shares of common stock through September 2022. In March 2020, Duke Energy marketed approximately 940,000 shares of common stock through an equity forward transaction under the ATM with an initial forward price of $89.76 per share. In May 2020, Duke Energy marketed approximately 903,000 shares of common stock through an equity forward transaction under the ATM with an initial forward price of $82.44 per share.
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
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$42	$14	$12	$8	$6	$1	$2	$2
Interest cost on projected benefit obligation	68	15	22	9	11	4	5	3
Expected return on plan assets	(143)	(36)	(47)	(22)	(26)	(7)	(10)	(6)
Amortization of actuarial loss	30	7	9	4	5	1	3	3
Amortization of prior service credit	(8)	(2)	(1)	(1)	(1)	—	(1)	(3)
Amortization of settlement charges	3	1	—	1	—	—	—	—
Net periodic pension costs	$(8)	$(1)	$(5)	$(1)	$(5)	$(1)	$(1)	$(1)

	Three Months Ended June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$37	$12	$10	$6	$6	$1	$2	$2
Interest cost on projected benefit obligation	82	21	26	12	13	4	7	3
Expected return on plan assets	(143)	(37)	(45)	(21)	(22)	(6)	(10)	(6)
Amortization of actuarial loss	25	5	9	3	6	—	1	1
Amortization of prior service credit	(8)	(2)	—	(1)	(1)	—	(1)	(2)
Net periodic pension costs	$(7)	$(1)	$—	$(1)	$2	$(1)	$(1)	$(2)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Six Months Ended June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$83	$26	$24	$14	$11	$2	$4	$3
Interest cost on projected benefit obligation	135	31	43	19	23	8	11	5
Expected return on plan assets	(286)	(72)	(95)	(44)	(51)	(14)	(21)	(11)
Amortization of actuarial loss	64	14	20	9	11	3	6	5
Amortization of prior service credit	(16)	(4)	(2)	(1)	(1)	—	(1)	(5)
Amortization of settlement charges	5	2	1	1	—	—	—	—
Net periodic pension costs	$(15)	$(3)	$(9)	$(2)	$(7)	$(1)	$(1)	$(3)

	Six Months Ended June 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$74	$24	$21	$12	$10	$2	$4	$3
Interest cost on projected benefit obligation	165	41	52	24	27	9	13	6
Expected return on plan assets	(286)	(75)	(89)	(44)	(44)	(14)	(21)	(11)
Amortization of actuarial loss	49	11	18	6	12	1	3	3
Amortization of prior service credit	(16)	(4)	(1)	(1)	(1)	—	(1)	(5)
Net periodic pension costs	$(14)	$(3)	$1	$(3)	$4	$(2)	$(2)	$(4)

NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and six months ended June 30, 2020, and 2019.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and six months ended June 30, 2020, and 2019.
15. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Duke Energy	26.2%	15.9%	98.9%	12.6%
Duke Energy Carolinas	13.7%	19.7%	15.1%	18.7%
Progress Energy	14.9%	16.7%	16.1%	17.0%
Duke Energy Progress	13.9%	16.3%	15.7%	17.1%
Duke Energy Florida	19.1%	19.6%	19.4%	19.5%
Duke Energy Ohio	15.4%	16.1%	16.6%	16.5%
Duke Energy Indiana	17.3%	24.2%	19.3%	24.2%
Piedmont	128.6%	22.2%	5.8%	21.8%

The increase in the ETR for Duke Energy for the three and six months ended June 30, 2020, was primarily due to the impact of an abandonment of the ACP investment and an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Carolinas for the three months ended June 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes and certain favorable tax credits.
The decrease in the ETR for Duke Energy Carolinas for the six months ended June 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Progress Energy for the three months ended June 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes.

FINANCIAL STATEMENTS	INCOME TAXES

The decrease in the ETR for Duke Energy Progress for the three and six months ended June 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Indiana for the three and six months ended June 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
The increase in the ETR for Piedmont for the three months ended June 30, 2020, was primarily due to an increase in AFUDC Equity, in relation to pretax losses.
The decrease in the ETR for Piedmont for the six months ended June 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes and an increase in AFUDC equity.
OTHER TAX MATTERS
On March 27, 2020, the CARES Act was enacted. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic. Among other provisions, the CARES Act accelerates the remaining AMT credit refund allowances resulting in taxpayers being able to immediately claim a refund in full for any AMT credit carryforwards. As a result, the remaining AMT credit carryforwards were reclassified in the first quarter 2020 to a current receivable included in Other within Current Assets on the Condensed Consolidated Balance Sheets. The total income tax receivable related to AMT credit carryforwards is approximately $572 million as of June 30, 2020. The other provisions within the CARES Act do not materially impact Duke Energy's income tax accounting. See Note 1 for information on COVID-19.
16. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters and variable interest entities, see Notes 3 and 11.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2020, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
Executive Overview
ACP
On April 15, 2020, the United States District Court for the District of Montana granted partial summary judgment in favor of the plaintiffs in Northern Plains Resource Council v. U.S. Army Corps of Engineers (USACE) (Northern Plains), vacating USACE’s Nationwide Permit 12 (NWP 12) and remanding it to USACE for consultation under the Endangered Species Act (ESA) of 1973. In Northern Plains, the court ruled that NWP 12 was unlawful because USACE did not consult under the ESA with the U.S. Fish and Wildlife Service and/or National Marine Fisheries Service prior to NWP 12’s reissuance in 2017. Because NWP 12 has been vacated and its application enjoined, USACE currently has suspended verification of any new or pending applications under NWP 12 until further court action clarifies the situation.
On May 28, 2020, the U.S. Court of Appeals for the Ninth Circuit issued a ruling that limited the NWP 12 vacatur to energy infrastructure projects. In July 2020, the Supreme Court of the United States issued an order allowing other new oil and gas pipeline projects to use the NWP 12 process pending appeal to the U.S. Court of Appeals for the Ninth Circuit; however, that did not decrease the uncertainty associated with an eventual ruling. Together, these rulings indicated that the timeline to reinstate the necessary water crossing permits for ACP would likely cause further delays and cost increases.
On July 5, 2020, Dominion announced a sale of substantially all of its gas transmission and storage segment assets, operations core to the ACP pipeline project.
As a result of the uncertainty created by the NWP 12 rulings, the potential impact on the cost and schedule for the project, the ongoing legal challenges and risk of additional legal challenges throughout construction and Dominion’s decision to sell substantially all of its gas transmission and storage segment assets, Duke Energy's Board of Directors and management decided that it was not prudent to continue to invest in the project. On July 5, 2020, Duke Energy and Dominion announced the cancellation of the ACP pipeline.
As a result, Duke Energy recorded a pretax charge to earnings of approximately $2.0 billion for the three months and six months ended June 30, 2020, within Equity in (losses) earnings of unconsolidated affiliates on the Duke Energy Condensed Consolidated Statements of Operations. The tax benefit associated with this abandonment was $374 million and is recorded in Income Tax (Benefit) Expense on the Duke Energy Condensed Consolidated Statements of Operations. Additional charges of less than $100 million are expected to be recorded within the next 12 months as ACP incurs obligations to exit operations.
See Notes 3, 4, and 11 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” “Commitments and Contingencies,” and “Variable Interest Entities,” respectively, for additional information.
Even though the ACP pipeline was a critical infrastructure project for transporting natural gas into the Southeastern United States, natural gas still is an important fuel to help Duke Energy reach its carbon reduction goals of 50% by 2030 and net-zero carbon emissions by 2050 in a reliable and cost effective manner. In addition, Duke Energy will continue advancing its clean energy goals by investing in renewables, battery storage, energy efficiency programs and grid projects.

Social Justice and Racial Equity
In response to national events, in June and July 2020, the Duke Energy Foundation pledged $1.75 million to nonprofit organizations committed to social justice and racial equity. This grant builds upon the company’s past efforts to support and encourage diversity, inclusion and equity in our company and communities. The company will continue to engage its employees, local organizations and leaders to understand how to be a part of the long-term solution to the social justice issues our communities and organizations face.
COVID-19
The COVID-19 pandemic is having a significant impact on global health and economic environments. Retail electric sales are down 6.5% for the quarter compared to the prior year due to the pandemic. This reduction however is not as steep as expected in our revised March 2020 forecast reflecting the potential economic impact of COVID-19 on 2020 results. The company also incurred approximately $40 million of incremental COVID-19 costs, primarily bad debt expense, personal protective equipment and cleaning supplies, and experienced another $25 million of waived late payment fees for the six months ended June 30, 2020. The Duke Energy Registrants are monitoring developments closely, have taken steps to mitigate the impacts to our business, and have a pandemic response plan in place to protect our employees, customers and communities. We expect to begin a sales rebound during the second half of 2020 and have cost mitigation plans.

MD&A	DUKE ENERGY

•
Employees. The health of our employees is of paramount importance. Power plants and electricity and natural gas delivery facilities are staffed. Employees who are not involved with power generation, power delivery, customer service or certain other functions have been performing their work duties remotely from home. Employees who need to interact with customers in person are following the Centers for Disease Control and Prevention’s safety guidelines, including social distancing and use of face masks. Operating procedure changes include additional cleaning and disinfection procedures at our facilities.

•
Customers. The Duke Energy Subsidiary Registrants began, in the first quarter of 2020, a suspension of disconnections for nonpayment in order to give customers experiencing financial hardship extra time to make payments. This is expected to result in an increase in future charge-offs over historical levels. In addition, several Subsidiary Registrants are waiving late payment charges and other fees for credit cards and returned checks. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information. The COVID-19 pandemic and stay-at-home orders have impacted commercial and industrial customers, and many of them have suspended operations which is impacting the Duke Energy Registrants’ volumes. Several large industrial customers have begun to restart their businesses since initially closing in late March and April.

•
Communities. The Duke Energy Foundation announced approximately $6 million in donations and grants as of June 30, 2020, to support hunger relief, local health and human services nonprofits, and education initiatives across the Duke Energy Registrants’ service territories.

•
Balance Sheet Strength and Liquidity Assurance. See Notes 5 and 13 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," and "Stockholders Equity," respectively, for additional information. During the six months ended June 30, 2020:

◦	Duke Energy issued approximately $3.3 billion of debt.

◦	Duke Energy entered into and borrowed approximately $1.7 billion under a 364-day Term Loan Credit Agreement.

◦	Duke Energy drew down the remaining $500 million of availability under its existing $1 billion Three-Year Revolving Credit Facility.

◦	Duke Energy issued $85 million of common stock through a forward sales agreement which is expected to settle on or prior to December 31, 2020.

•
Policymaker actions. The CARES Act was signed by President Trump on March 27, 2020. Duke Energy Registrants will benefit from certain provisions such as the AMT acceleration and deferral of certain payroll taxes. See Note 15 to the Condensed Consolidated Financial Statements, “Income Taxes,” for additional information.

Rate Case and utility commission filings. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

•
On July 31, 2020, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed a Second Agreement and Stipulation of Partial Settlement, which is subject to review and approval of the NCUC, resolving certain remaining issues in the 2019 base rate proceeding. As a result of the additional settlement terms, the NCUC ordered the remote evidentiary hearing to be delayed until August 24, 2020. Duke Energy Carolinas and Duke Energy Progress expect the NCUC to issue an order on each net rate increase by the end of the year. On August 4, 2020 and August 7, 2020, respectively, Duke Energy Carolinas and Duke Energy Progress filed a motion for approval of notice required to implement temporary rates, seeking to exercise its statutory right to implement temporary rates subject to refund.

•
Duke Energy Florida filed a petition with the FPSC on April 2, 2020, to accelerate a fuel cost refund to customers in the month of May 2020. Typically, the refund would be made over the course of 2021. The FPSC approved the petition on April 28, 2020.

•
Duke Energy Kentucky filed an electric rate case with the KPSC on September 3, 2019. On April 27, 2020, the KPSC issued its decision and new customer rates were effective on May 1, 2020. On May 18, 2020, Duke Energy Kentucky filed its motion for rehearing, and on June 4, 2020, the motion was granted in part and denied in part by the KPSC.

•
Duke Energy Indiana filed a general rate case with the IURC on July 2, 2019. The IURC issued its order June 29, 2020, approving a revenue increase of approximately $146 million, before utility receipt taxes. Customer rates were effective July 30, 2020. Several groups filed notices of appeal of the IURC order on July 29, 2020.

•	COVID-19 deferral requests

◦
Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC for deferral treatment of incremental costs and waived customer fees due to the COVID-19 pandemic on August 7, 2020. Duke Energy Carolinas and Duke Energy Progress are evaluating a filing with the PSCSC for deferral treatment of incremental costs and waived customer fees due to the COVID-19 pandemic.

◦
Duke Energy Ohio on May 11, 2020, filed with the PUCO a request seeking deferral of incremental costs incurred due to the COVID-19 pandemic, as well as specific miscellaneous lost revenues. The request seeks to use existing bad debts and uncollectible riders already in place for both electric and natural gas operations. Duke Energy Ohio would subsequently file for rider recovery at a later date. On June 17, 2020, the PUCO approved Duke Energy Ohio’s deferral application.

◦
On May 8, 2020, Duke Energy Indiana, along with other Indiana utilities, filed a request with the IURC for approval of deferral treatment for costs associated with the COVID-19 pandemic. On June 29, 2020, the IURC issued its order permitting jurisdictional utilities to use regulatory accounting for any impacts associated with the prohibition on utility disconnections, waiver or exclusion of certain utility fees, the use of expanded payment arrangements to aid customers, and for COVID-19 related uncollectible and incremental bad debt expense.

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
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted EPS. Adjusted earnings and adjusted EPS represent income from continuing operations available to Duke Energy Corporation common stockholders in dollar and per share amounts, adjusted for the dollar and per share impact of special items. As discussed below, special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance. The most directly comparable GAAP measures for adjusted earnings and adjusted EPS are GAAP Reported Earnings (Loss) and GAAP Reported Earnings (Loss) Per Share, respectively.
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:

•	ACP represents costs related to the abandonment of the ACP investment.

•	Severance represents the reversal of 2018 costs which were deferred as a result of the partial settlement in the Duke Energy Carolinas 2019 North Carolina rate case.
Three Months Ended June 30, 2020, as compared to June 30, 2019
GAAP reported loss per share was $(1.13) for the second quarter of 2020 compared to earnings per share of $1.12 in the second quarter of 2019. GAAP reported earnings decreased primarily due to the abandonment of the investment in ACP.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s second quarter 2020 adjusted EPS was $1.08 compared to $1.12 for the second quarter of 2019. The decrease in adjusted earnings was primarily due to unfavorable weather, lower volumes and higher depreciation expense, partially offset by lower operations and maintenance expense.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2020		2019
(in millions, except per share amounts)	(Loss) Earnings	(Loss) Earnings Per Share	Earnings	EPS
GAAP Reported (Loss) Earnings/GAAP Reported (Loss) Earnings Per Share	$(817)	$(1.13)	$820	$1.12
Adjustments:
ACP(a)	1,626	2.21	—	—
Adjusted Earnings/Adjusted EPS	$809	$1.08	$820	$1.12

(a)	Net of tax benefit of $374 million.
Six Months Ended June 30, 2020, as compared to June 30, 2019
GAAP Reported EPS was $0.11 for the six months ended June 30, 2020, compared to $2.36 for the six months ended June 30, 2019. GAAP reported earnings decreased primarily due to the abandonment of the investment in ACP.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $2.22 for the six months ended June 30, 2020, compared to $2.36 for the six months ended June 30, 2019. The decrease in adjusted earnings was primarily due to unfavorable weather, lower volumes, higher depreciation expense, higher financing costs and a prior year adjustment related to income tax recognition for equity method investments. This was partially offset by positive rate case impacts, growth in Commercial Renewables and lower operations and maintenance expense.

MD&A	DUKE ENERGY

The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2020		2019
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$82	$0.11	$1,720	$2.36
Adjustments:
ACP(a)	1,626	2.21	—	—
Severance(b)	(75)	(0.10)	—	—
Adjusted Earnings/Adjusted EPS	$1,633	$2.22	$1,720	$2.36

(a)	Net of tax benefit of $374 million.

(b)	Net of tax expense of $23 million.
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
Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Variance	2020	2019	Variance
Operating Revenues	$5,034	$5,475	$(441)	$10,217	$10,804	$(587)
Operating Expenses
Fuel used in electric generation and purchased power	1,367	1,662	(295)	2,834	3,292	(458)
Operation, maintenance and other	1,240	1,318	(78)	2,565	2,600	(35)
Depreciation and amortization	993	951	42	1,970	1,898	72
Property and other taxes	296	297	(1)	599	598	1
Impairment charges	1	4	(3)	3	4	(1)
Total operating expenses	3,897	4,232	(335)	7,971	8,392	(421)
Gains on Sales of Other Assets and Other, net	7	3	4	8	—	8
Operating Income	1,144	1,246	(102)	2,254	2,412	(158)
Other Income and Expenses, net	89	89	—	174	180	(6)
Interest Expense	344	330	14	683	668	15
Income Before Income Taxes	889	1,005	(116)	1,745	1,924	(179)
Income Tax Expense	136	196	(60)	287	365	(78)
Segment Income	$753	$809	$(56)	$1,458	$1,559	$(101)

Duke Energy Carolinas GWh sales	19,083	21,604	(2,521)	40,319	43,432	(3,113)
Duke Energy Progress GWh sales	14,807	16,222	(1,415)	30,477	32,570	(2,093)
Duke Energy Florida GWh sales	10,800	11,301	(501)	19,417	19,622	(205)
Duke Energy Ohio GWh sales	5,262	5,660	(398)	11,085	11,824	(739)
Duke Energy Indiana GWh sales	6,773	7,437	(664)	14,379	15,470	(1,091)
Total Electric Utilities and Infrastructure GWh sales	56,725	62,224	(5,499)	115,677	122,918	(7,241)
Net proportional MW capacity in operation				50,364	49,725	639
Three Months Ended June 30, 2020, as compared to June 30, 2019
Electric Utilities and Infrastructure’s variance is due to unfavorable weather, lower weather-normal retail sale volumes driven by impacts from the COVID-19 pandemic and lower wholesale revenues, partially offset by higher revenues resulting from the South Carolina retail rate cases and Duke Energy Florida base and solar rate adjustments. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $332 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs at Duke Energy Florida in response to the COVID-19 pandemic;

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

•	a $79 million decrease in retail sales, net of fuel revenues, due to unfavorable weather compared to prior year;

•	a $47 million decrease in wholesale revenues, net of fuel, primarily due to higher recovery of coal ash cost in the prior year and lower capacity volumes at Duke Energy Progress; and

•	a $32 million decrease in weather-normal retail sale volumes due to lower nonresidential customer demand driven by impacts from the COVID-19 pandemic.
Partially offset by:

•	a $23 million increase in retail pricing due to Duke Energy Florida's base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment; and

•	a $13 million increase due to higher pricing from South Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:

•	a $295 million decrease in fuel used in electric generation and purchased power primarily due to lower generation demand and lower fuel, coal, and natural gas costs; and

•	a $78 million decrease in operation, maintenance and other expense driven by lower employee benefit costs and lower outage costs.
Partially offset by:

•	a $42 million increase in depreciation and amortization expense primarily due to additional plant in service and impacts from the South Carolina retail rate cases.
Interest Expense. The variance was primarily due to higher outstanding debt in the current year and favorable debt return on deferred coal ash spend in the prior year.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes. The ETRs for the three months ended June 30, 2020, and June 30, 2019, were 15.3% and 19.5%. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Six Months Ended June 30, 2020, as compared to June 30, 2019
Electric Utilities and Infrastructure’s variance is due to unfavorable weather, lower weather-normal retail sale volumes driven by impacts from the COVID-19 pandemic and lower wholesale revenues, partially offset by higher revenues resulting from the South Carolina retail rate cases and Duke Energy Florida base and solar rate adjustments. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $482 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs at Duke Energy Florida in response to the COVID-19 pandemic;

•	a $124 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year;

•	a $63 million decrease in wholesale revenues, net of fuel, primarily due to higher recovery of coal ash cost in the prior year and lower capacity volumes at Duke Energy Progress; and

•	a $15 million decrease in weather-normal retail sale volumes due to lower nonresidential customer demand driven by impacts from the COVID-19 pandemic.
Partially offset by:

•	a $39 million increase in retail pricing due to Duke Energy Florida's base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment; and

•	a $32 million increase due to higher pricing from South Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:

•	a $458 million decrease in fuel used in electric generation and purchased power primarily due to lower generation demand and lower fuel, coal, and natural gas costs; and

•	a $35 million decrease in operation, maintenance and other expense primarily lower employee benefit costs and lower outage costs.
Partially offset by:

•	a $72 million increase in depreciation and amortization expense primarily due to additional plant in service and impacts from the South Carolina retail rate cases.
Interest Expense. The variance was primarily due to higher outstanding debt in the current year and favorable debt return on deferred coal ash spend in the prior year.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes. The ETRs for the six months ended June 30, 2020, and 2019, were 16.4% and 19.0%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Variance	2020	2019	Variance
Operating Revenues	$289	$306	$(17)	$953	$1,062	$(109)
Operating Expenses
Cost of natural gas	60	76	(16)	259	403	(144)
Operation, maintenance and other	99	107	(8)	209	217	(8)
Depreciation and amortization	62	63	(1)	128	128	—
Property and other taxes	26	27	(1)	56	60	(4)
Total operating expenses	247	273	(26)	652	808	(156)
Operating Income	42	33	9	301	254	47
Other Income and Expenses
Equity in (losses) earnings of unconsolidated affiliates	(1,970)	31	(2,001)	(1,933)	64	(1,997)
Other income and expenses, net	14	6	8	26	13	13
Total other income and expenses	(1,956)	37	(1,993)	(1,907)	77	(1,984)
Interest Expense	37	27	10	68	57	11
(Loss) Income Before Income Taxes	(1,951)	43	(1,994)	(1,674)	274	(1,948)
Income Tax (Benefit) Expense	(375)	3	(378)	(347)	8	(355)
Segment (Loss) Income	$(1,576)	$40	$(1,616)	$(1,327)	$266	$(1,593)

Piedmont LDC throughput (dekatherms)	96,807,940	104,684,733	(7,876,793)	245,311,935	256,347,474	(11,035,539)
Duke Energy Midwest LDC throughput (Mcf)	15,106,407	13,742,907	1,363,500	48,892,241	52,281,179	(3,388,938)
Three Months Ended June 30, 2020, as compared to June 30, 2019
Gas Utilities and Infrastructure’s results were impacted primarily by the abandonment of the investment in ACP. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $16 million decrease due to lower natural gas costs passed through to customers and decreased off-system sales natural gas costs; and

•	a $7 million decrease due to return of EDIT to customers.
Partially offset by:

•	a $7 million increase due to North Carolina base rate case increases.
Operating Expenses. The variance was driven primarily by:

•	a $16 million decrease in cost of natural gas due to lower natural gas prices and decreased off-system sales natural gas costs; and

•	an $8 million decrease in operation, maintenance and other due to deferral of previously expensed IT project costs and lower employee benefits costs.
Equity in (losses) earnings of unconsolidated affiliates. The variance was driven primarily by the abandonment of the investment in ACP.
Interest Expense. The variance was driven primarily by interest on the EDIT balance being returned to customers and higher debt outstanding in the current year, offset by lower AFUDC debt income.
Income Tax Benefit. The decrease in tax expense was primarily due to a decrease in pretax income driven by the impact of an abandonment of the ACP investment. The ETRs for the three months ended June 30, 2020, and 2019, were 19.2% and 7%, respectively. The increase in the ETR was primarily due to the impact of an abandonment of the ACP investment.
Six Months Ended June 30, 2020, as compared to June 30, 2019
Gas Utilities and Infrastructure’s results were impacted primarily by the abandonment of ACP. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Operating Revenues. The variance was driven primarily by:

•	a $144 million decrease due to lower natural gas costs passed through to customers and decreased off-system sales natural gas costs; and

•	a $27 million decrease due to return of EDIT to customers.
Partially offset by:

•	a $60 million increase due to North Carolina base rate case increases.
Operating Expenses. The variance was driven primarily by:

•	a $144 million decrease in cost of natural gas due to lower natural gas prices and decreased off-system sales natural gas costs; and

•	an $8 million decrease in operation, maintenance and other due to deferral of previously expensed IT project costs and lower employee benefits costs.
Equity in (losses) earnings of unconsolidated affiliates. The variance was driven primarily by the abandonment of the investment in ACP.
Interest Expense. The variance was driven primarily by interest on the EDIT balance being returned to customers and higher debt outstanding in the current year, offset by lower AFUDC debt income.
Income Tax Benefit. The decrease in tax expense was primarily due to a decrease in pretax income driven by the impact of an abandonment of the ACP investment. The ETRs for the six months ended June 30, 2020, and 2019, were 20.7% and 2.9%, respectively. The increase in the ETR was primarily due to an adjustment, recorded in the first quarter of 2019, related to the income tax recognition for equity method investments. The equity method investment adjustment was immaterial and relates to prior years.
Commercial Renewables

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Variance	2020	2019	Variance
Operating Revenues	$123	$118	$5	$252	$224	$28
Operating Expenses
Operation, maintenance and other	63	64	(1)	132	130	2
Depreciation and amortization	48	40	8	96	80	16
Property and other taxes	8	6	2	16	12	4
Impairment charges	6	—	6	6	—	6
Total operating expenses	125	110	15	250	222	28
Operating (Loss) Income	(2)	8	(10)	2	2	—
Other Income and Expenses, net	2	(8)	10	1	(10)	11
Interest Expense	13	22	(9)	31	43	(12)
Loss Before Income Taxes	(13)	(22)	9	(28)	(51)	23
Income Tax Benefit	(13)	(24)	11	(37)	(59)	22
Add: Loss Attributable to Noncontrolling Interests	90	84	6	138	91	47
Segment Income	$90	$86	$4	$147	$99	$48

Renewable plant production, GWh	2,660	2,314	346	5,097	4,382	715
Net proportional MW capacity in operation(a)				3,779	3,157	622

(a)
Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.

Three Months Ended June 30, 2020, as compared to June 30, 2019
Commercial Renewables' results were favorable primarily due to new investments in solar projects. During the second quarter of 2020, Commercial Renewables had over 250MW of capacity placed in service. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to new solar projects placed in service.
Operating Expenses. The increase was primarily due to higher depreciation and property tax expense as a result of new projects placed in service and an impairment charge in the current year related to a non-contracted wind project.
Other Income and Expenses, net. The increase was primarily due to mark-to-market losses in the solar portfolio in the prior year.
Interest Expense. The decrease was primarily due to higher capitalized interest for solar and wind projects in development.

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

Income Tax Benefit. The decrease in the tax benefit was primarily driven by a decrease in production tax credits generated and an increase in taxes associated with new tax equity investments.
Loss Attributable to Noncontrolling Interests. The increase was primarily due to tax equity structures related to new renewable investments.
Six Months Ended June 30, 2020, as compared to June 30, 2019
Commercial Renewables' results were favorable primarily due to new investments in renewable projects and favorable wind revenue. Since the second quarter of 2019, Commercial Renewables has placed in service over 700MW of capacity.
The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The increase was primarily due to new projects placed in service and favorable wind portfolio revenue as a result of favorable market pricing and wind resource.
Operating Expenses. The increase was primarily due to higher depreciation and property tax expense as a result of new projects placed in service and an impairment charge in the current year related to a non-contracted wind project.
Other Income and Expenses, net. The increase was primarily due to mark-to-market losses in the solar portfolio in the prior year.
Interest Expense. The decrease was primarily due to higher capitalized interest for solar and wind projects in development.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by an increase in taxes associated with new tax equity investments and a decrease in production tax credits generated.
Loss Attributable to Noncontrolling Interests. The increase was primarily due to tax equity structures related to new renewable investments.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Variance	2020	2019	Variance
Operating Revenues	$26	$25	$1	$49	$46	$3
Operating Expenses	37	11	26	(52)	39	(91)
Operating (Loss) Income	(11)	14	(25)	101	7	94
Other Income and Expenses, net	45	30	15	12	74	(62)
Interest Expense	167	180	(13)	338	351	(13)
Loss Before Income Taxes	(133)	(136)	3	(225)	(270)	45
Income Tax Benefit	(64)	(33)	(31)	(83)	(78)	(5)
Less: Preferred Dividends	15	12	3	54	12	42
Net Loss	$(84)	$(115)	$31	$(196)	$(204)	$8
Three Months Ended June 30, 2020, as compared to June 30, 2019
The variance was primarily driven by lower state income tax expense. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The increase was primarily driven by higher loss experience related to non-property captive insurance claims and higher expenses associated with certain employee benefit obligations.
Other Income and Expenses, net. The variance was primarily due to higher returns on investments that fund certain employee benefit obligations, partially offset by lower earnings on the NMC investment.
Interest Expense. The variance was primarily due to lower outstanding short-term debt and lower interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily driven by lower state income tax expense. The ETRs for the three months ended June 30, 2020, and 2019 were 48.1% and 24.3%, respectively. The increase in the ETR was primarily due to lower state income tax expense.
Six Months Ended June 30, 2020, as compared to June 30, 2019
The variance was primarily driven by a reversal of corporate allocated severance costs, partially offset by lower returns on investments and the declaration of preferred stock dividends. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to the deferral of 2018 corporate allocated severance costs due to the partial settlement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case.
Other Income and Expenses, net. The variance was primarily due to lower returns on investments that fund certain employee benefit obligations, lower earnings on the NMC investment and lower interest income due to a tax true up in the prior year.
Interest Expense. The variance was primarily due to lower outstanding short-term debt and lower interest rates.
Preferred Dividends. The variance was driven by the declaration of preferred stock dividends on preferred stock issued in 2019.

MD&A	DUKE ENERGY CAROLINAS

DUKE ENERGY CAROLINAS
Results of Operations

	Six Months Ended June 30,
(in millions)	2020	2019	Variance
Operating Revenues	$3,358	$3,457	$(99)
Operating Expenses
Fuel used in electric generation and purchased power	829	867	(38)
Operation, maintenance and other	816	881	(65)
Depreciation and amortization	718	663	55
Property and other taxes	156	155	1
Impairment charges	2	5	(3)
Total operating expenses	2,521	2,571	(50)
Operating Income	837	886	(49)
Other Income and Expenses, net	86	72	14
Interest Expense	248	227	21
Income Before Income Taxes	675	731	(56)
Income Tax Expense	102	137	(35)
Net Income	$573	$594	$(21)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020
Residential sales	(5.0)%
General service sales	(6.7)%
Industrial sales	(9.6)%
Wholesale power sales	(3.0)%
Joint dispatch sales	(60.0)%
Total sales	(7.2)%
Average number of customers	1.8%
Six Months Ended June 30, 2020, as compared to June 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $77 million decrease in retail sales due to unfavorable weather in the current year; and

•	a $66 million decrease in fuel revenues due to lower prices and retail sales volumes.
Partially offset by:

•	a $37 million increase in weather-normal retail sales volumes; and

•	a $17 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:

•
a $65 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, partially offset by higher storm restoration costs; and

•	a $38 million decrease in fuel used in electric generation and purchased power primarily due to lower retail sales volumes, net of a prior period true up.
Partially offset by:

•	a $55 million increase in depreciation and amortization expense primarily due to additional plant in service and new depreciation rates associated with the South Carolina rate case.
Other Income and Expenses, net. The variance was primarily due to higher AFUDC equity in the current year.
Interest Expense. The variance was primarily due to higher debt outstanding in the current year.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes.

MD&A	PROGRESS ENERGY

PROGRESS ENERGY
Results of Operations

	Six Months Ended June 30,
(in millions)	2020	2019	Variance
Operating Revenues	$4,920	$5,316	$(396)
Operating Expenses
Fuel used in electric generation and purchased power	1,540	1,913	(373)
Operation, maintenance and other	1,143	1,173	(30)
Depreciation and amortization	884	881	3
Property and other taxes	272	280	(8)
Total operating expenses	3,839	4,247	(408)
Gains (Losses) on Sales of Other Assets and Other, net	6	(1)	7
Operating Income	1,087	1,068	19
Other Income and Expenses, net	65	65	—
Interest Expense	405	438	(33)
Income Before Income Taxes	747	695	52
Income Tax Expense	120	118	2
Net Income	627	577	50
Six Months Ended June 30, 2020, as compared to June 30, 2019
Operating Revenues. The variance was driven primarily by:

•
a $380 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs in response to the COVID-19 pandemic at Duke Energy Florida and lower fuel prices, volumes and native load transfer sales in the current year at Duke Energy Progress;

•
a $49 million decrease in wholesale power revenues, net of fuel, primarily due to higher recovery of coal ash cost in the prior year and lower capacity volumes at Duke Energy Progress, partially offset by increased demand at Duke Energy Florida;

•
a $44 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year at Duke Energy Progress, partially offset by favorable weather in the current year at Duke Energy Florida;

•	a $32 million decrease in rider revenues primarily due to the Crystal River 3 uprate regulatory asset being fully recovered in 2019 at Duke Energy Florida; and

•	a $29 million decrease in weather-normal retail sales volume.
Partially offset by:

•	a $55 million increase in storm revenues due to Hurricane Dorian collections at Duke Energy Florida;

•	a $39 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment at Duke Energy Florida;

•	a $15 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers at Duke Energy Progress; and

•	a $12 million increase in other revenues primarily due to increased transmission revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:

•
a $373 million decrease in fuel used in electric generation and purchased power primarily due to lower demand and changes in generation mix at Duke Energy Progress and lower fuel costs at Duke Energy Florida;

•
a $30 million decrease in operation, maintenance and other expense at Duke Energy Progress primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, reduced outage costs and energy efficiency program costs, partially offset by storm cost amortizations at Duke Energy Florida; and

•	an $8 million decrease in property and other taxes primarily due to lower revenue related taxes as a result of the decreased fuel revenues, and lower accrued property taxes at Duke Energy Florida.
Interest Expense. The variance was driven primarily by lower interest rates on outstanding debt at Duke Energy Progress.

MD&A	DUKE ENERGY PROGRESS

DUKE ENERGY PROGRESS
Results of Operations

	Six Months Ended June 30,
(in millions)	2020	2019	Variance
Operating Revenues	$2,581	$2,871	$(290)
Operating Expenses
Fuel used in electric generation and purchased power	800	994	(194)
Operation, maintenance and other	622	692	(70)
Depreciation and amortization	544	541	3
Property and other taxes	91	85	6
Total operating expenses	2,057	2,312	(255)
Gains on Sales of Other Assets and Other, net	5	—	5
Operating Income	529	559	(30)
Other Income and Expenses, net	41	48	(7)
Interest Expense	137	158	(21)
Income Before Income Taxes	433	449	(16)
Income Tax Expense	68	77	(9)
Net Income	$365	$372	$(7)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2020
Residential sales	(6.0)%
General service sales	(8.8)%
Industrial sales	(4.8)%
Wholesale power sales	(12.2)%
Joint dispatch sales	22.8%
Total sales	(6.4)%
Average number of customers	1.6%
Six Months Ended June 30, 2020, as compared to June 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $185 million decrease in fuel cost recovery driven by lower fuel prices and volumes as well as less native load transfer sales in the current year;

•
a $61 million decrease in wholesale power revenues, net of fuel, primarily due to higher recovery of coal ash cost in the prior year and decreased volumes, partially offset by increased capacity rates;

•	a $60 million decrease in retail sales due to unfavorable weather in the current year; and

•	a $13 million decrease in weather-normal retail sales volumes in the current year.
Partially Offset by:

•	a $15 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:

•	a $194 million decrease in fuel used in electric generation and purchased power primarily due to lower demand and changes in generation mix; and

•
a $70 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, reduced outage costs and energy efficiency program costs.

Interest Expense. The variance was driven primarily by lower interest rates on outstanding debt.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes.

MD&A	DUKE ENERGY FLORIDA

DUKE ENERGY FLORIDA
Results of Operations

	Six Months Ended June 30,
(in millions)	2020	2019	Variance
Operating Revenues	$2,330	$2,439	$(109)
Operating Expenses
Fuel used in electric generation and purchased power	740	919	(179)
Operation, maintenance and other	514	474	40
Depreciation and amortization	340	340	—
Property and other taxes	180	196	(16)
Total operating expenses	1,774	1,929	(155)
Losses on Sales of Other Assets and Other, net	—	(1)	1
Operating Income	556	509	47
Other Income and Expenses, net	25	25	—
Interest Expense	164	165	(1)
Income Before Income Taxes	417	369	48
Income Tax Expense	81	72	9
Net Income	$336	$297	$39
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

Increase (Decrease) over prior period	2020
Residential sales	1.2%
General service sales	(6.6)%
Industrial sales	5.4%
Wholesale and other	(10.7)%
Total sales	(1.0)%
Average number of customers	1.7%
Six Months Ended June 30, 2020, as compared to June 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $195 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs in response to the COVID-19 pandemic;

•	a $32 million decrease in rider revenues primarily due to full recovery of the Crystal River 3 uprate regulatory asset in 2019; and

•	a $16 million decrease in weather-normal retail sales volumes.
Partially offset by:

•	a $55 million increase in storm revenues due to Hurricane Dorian collections;

•	a $39 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment;

•	a $16 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•	a $12 million increase in other revenues primarily due to increased transmission revenues; and

•	a $12 million increase in wholesale power revenues, net of fuel, primarily due to increased demand.
Operating Expenses. The variance was driven primarily by:

•	a $179 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel costs; and

•	a $16 million decrease in property and other taxes driven by lower gross receipts taxes due to decreased fuel revenues as well as lower accrued property taxes.
Partially offset by:

•	a $40 million increase in operation, maintenance and other expense primarily due to storm cost amortizations.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.

MD&A	DUKE ENERGY OHIO

DUKE ENERGY OHIO
Results of Operations

	Six Months Ended June 30,
(in millions)	2020	2019	Variance
Operating Revenues
Regulated electric	$676	$691	$(15)
Regulated natural gas	245	273	(28)
Total operating revenues	921	964	(43)
Operating Expenses
Fuel used in electric generation and purchased power	164	179	(15)
Cost of natural gas	43	64	(21)
Operation, maintenance and other	218	255	(37)
Depreciation and amortization	136	130	6
Property and other taxes	161	158	3
Total operating expenses	722	786	(64)
Operating Income	199	178	21
Other Income and Expenses, net	7	15	(8)
Interest Expense	49	54	(5)
Income Before Income Taxes	157	139	18
Income Tax Expense	26	23	3
Net Income	$131	$116	$15
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2020	2020
Residential sales	(2.3)%	(7.5)%
General service sales	(8.1)%	(10.1)%
Industrial sales	(8.0)%	(3.2)%
Wholesale electric power sales	(52.0)%	n/a
Other natural gas sales	n/a	(0.5)%
Total sales	(6.3)%	(6.5)%
Average number of customers	1.3%	0.8%
Six Months Ended June 30, 2020, as compared to June 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $34 million decrease in fuel related revenues primarily due to lower natural gas prices and decreased volumes;

•	an $8 million decrease in other revenues due to lower OVEC sales into PJM; and

•	a $6 million decrease in bulk power marketing sales.
Partially offset by:

•	a $10 million increase in retail pricing primarily due to rate case impacts in Kentucky.
Operating Expenses. The variance was driven primarily by:

•	a $36 million decrease in fuel expense, primarily driven by lower natural gas prices and decreased volumes; and

•
a $37 million decrease in operations, maintenance and other expense primarily due to Customer Connect and Network Integration Transmission Services deferrals, the timing of energy efficiency programs and outage costs, lower employee benefit expenses and lower vegetation and pole maintenance costs.

Partially offset by:

•	a $6 million increase in depreciation and amortization primarily driven by an increase in distribution plant, partially offset by lower amortization due to the suspension of the MGP rider in Ohio.
Other Income and Expenses, net. The variance was primarily due to lower AFUDC equity and lower intercompany interest income.

MD&A	DUKE ENERGY INDIANA

DUKE ENERGY INDIANA
Results of Operations

	Six Months Ended June 30,
(in millions)	2020	2019	Variance
Operating Revenues	$1,309	$1,482	$(173)
Operating Expenses
Fuel used in electric generation and purchased power	355	486	(131)
Operation, maintenance and other	357	377	(20)
Depreciation and amortization	266	263	3
Property and other taxes	42	39	3
Total operating expenses	1,020	1,165	(145)
Operating Income	289	317	(28)
Other Income and Expenses, net	19	27	(8)
Interest Expense	85	71	14
Income Before Income Taxes	223	273	(50)
Income Tax Expense	43	66	(23)
Net Income	$180	$207	$(27)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020
Residential sales	(3.5)%
General service sales	(9.3)%
Industrial sales	(9.8)%
Wholesale power sales	(4.3)%
Total sales	(7.1)%
Average number of customers	1.4%
Six Months Ended June 30, 2020, as compared to June 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $118 million decrease in fuel revenues primarily due to lower fuel cost recovery driven by customer demand and fuel prices;

•	a $20 million decrease in weather-normal retail sales volumes driven by lower nonresidential customer demand;

•	an $18 million decrease in rider revenues primarily related to lower Edwardsport IGCC sales volumes; and

•	a $9 million decrease primarily related to the true up of wholesale revenues in the current year.
Operating Expenses. The variance was driven primarily by:

•
a $131 million decrease in fuel used in electric generation and purchased power expense primarily due to lower coal and natural gas costs, lower amortization of deferred fuel costs and lower purchased power expense; and

•
a $20 million decrease in operation, maintenance and other expense primarily due to lower outage expenses, storm restoration costs, training costs, employee related costs and the Customer Connect deferral.

Other Income and Expenses, net. The decrease was primarily due to life insurance proceeds received in the prior year.
Interest Expense. The variance was primarily due to higher fixed-rate debt outstanding in the current year and a favorable debt return, in the prior year, on the cumulative balance of deferred coal ash spend.
Income Tax Expense. The decrease in income tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes.

MD&A	PIEDMONT

PIEDMONT
Results of Operations

	Six Months Ended June 30,
(in millions)	2020	2019	Variance
Operating Revenues	$709	$788	$(79)
Operating Expenses
Cost of natural gas	215	338	(123)
Operation, maintenance and other	159	163	(4)
Depreciation and amortization	88	84	4
Property and other taxes	24	25	(1)
Total operating expenses	486	610	(124)
Operating Income	223	178	45
Other Income and Expenses, net	28	12	16
Interest Expense	60	43	17
Income Before Income Taxes	191	147	44
Income Tax Expense	11	32	(21)
Net Income	$180	$115	$65
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020
Residential deliveries	(4.6)%
Commercial deliveries	(11.8)%
Industrial deliveries	(3.3)%
Power generation deliveries	(2.8)%
For resale	(15.0)%
Total throughput deliveries	(4.3)%
Secondary market volumes	(17.7)%
Average number of customers	1.7%
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
Six Months Ended June 30, 2020, as compared to June 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $123 million decrease due to lower natural gas costs passed through to customers and decreased off-system sales natural gas costs;

•	a $27 million decrease due to return of EDIT to customers; and

•	a $7 million decrease due to NCUC approval related to tax reform accounting from fixed-rate contracts in the prior year.
Partially offset by:

•	a $60 million increase due to North Carolina base rate case increases; and

•	a $15 million increase due to North Carolina IMR increases.
Operating Expenses. The variance was driven primarily by:

•	a $123 million decrease in cost of natural gas due to lower natural gas prices and decreased off-system sales natural gas costs.
Other Income and Expenses, net. The variance was driven primarily by AFUDC equity and intercompany interest related to Belews Creek and Marshall Power Generation contracts.
Interest Expense. The variance was driven primarily by interest on the EDIT balance being returned to customers and higher debt outstanding in the current year, partially offset by lower AFUDC debt income.
Income Tax Expense. The decrease in income tax expense was primarily due to an increase in the amortization of excess deferred taxes and an increase in AFUDC Equity, partially offset by an increase in pretax income.

MD&A	MATTERS IMPACTING FUTURE RESULTS

Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.
COVID-19
Duke Energy cannot predict the extent to which the COVID-19 pandemic will impact its results of operations, financial position and cash flows in the future. Duke Energy will continue to actively monitor the impacts of COVID-19 including the economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown will adversely affect the company’s customers, suppliers and partners and could cause an increase in certain costs, such as bad debt, and a reduction in the demand for energy. It could also cause delays in construction for Commercial Renewables and availability of financing. The company also has various pending rate case proceedings that have been delayed. Duke Energy has cost mitigation plans in place to partially offset these impacts, and the ability to execute these plans is critical to preserving future financial results. Furthermore, the actions of federal, state or local authorities may impact our business operations in ways that we currently cannot anticipate. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.
ACP
On July 5, 2020, Duke Energy and Dominion Energy determined that they would no longer invest in the construction of the Atlantic Coast Pipeline. Duke Energy has recorded $2.0 billion of pretax charges and expects additional charges of less than $100 million to be recorded when certain exit costs related to the project are incurred by ACP. Estimates used to calculate the loss could be revised and exit obligations which have not yet been incurred or recorded could have an adverse impact on future results. Furthermore, the loss of earnings from this project, including AFUDC, will lower Duke Energy's future expected results. See Notes 1, 3, 4 and 11 to the Condensed Consolidated Financial Statements, "Organization and Basis of Presentation," "Regulatory Matters," "Commitments and Contingencies," and "Variable Interest Entities," respectively, for additional information.
Regulatory Matters
On December 31, 2019, Duke Energy Carolinas and Duke Energy Progress entered into a settlement agreement with North Carolina Department of Environmental Quality and certain community groups under which Duke Energy Carolinas and Duke Energy Progress agreed to excavate seven of the nine remaining coal ash basins in North Carolina with ash moved to on-site lined landfills. At the two remaining basins, uncapped basin ash will be excavated and moved to lined landfills. Duke Energy Carolinas and Duke Energy Progress have also received orders from the PSCSC granting the companies’ requests for retail rate increases but denying recovery of certain coal ash costs. Duke Energy Carolinas and Duke Energy Progress have appealed these decisions to the South Carolina Supreme Court and those appeals are pending. Appeals of the 2017 North Carolina approved rate cases for Duke Energy Carolinas and Duke Energy Progress are still pending at the North Carolina Supreme Court. The North Carolina Attorney General and various intervenors primarily dispute the allowance of recovery of coal ash costs from customers, which was approved by the NCUC. An order from regulatory or judicial authorities disallowing recovery of costs related to closure of these ash basins could have an adverse impact on future results.
In 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. Duke Energy Indiana has interpreted the rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Duke Energy Indiana's interpretation of the requirements of the CCR rule is subject to potential legal challenges and further regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact.
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms in 2018. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territories of Duke Energy Carolinas and Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. In September 2019, Hurricane Dorian impacted Duke Energy Progress and Duke Energy Florida's service territories. A significant portion of the incremental operation and maintenance expenses related to these storms has been deferred. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact.
Duke Energy Carolinas received an order from the NCUC in 2018, which denied the Grid Rider Stipulation and deferral treatment of grid improvement costs. Duke Energy Carolinas and Duke Energy Progress have petitioned for deferral of future grid improvement costs in their 2019 rate cases. There could be adverse impact if grid improvement costs are not ultimately approved for recovery and/or deferral treatment.
In 2019, Duke Energy Carolinas and Duke Energy Progress filed general rate cases with the NCUC. The outcome of these rate cases could have a material impact.
The PUCO has issued an order authorizing recovery of MGP costs at certain sites in Ohio with a deadline to complete the MGP environmental investigation and remediation work prior to December 31, 2016. This deadline was subsequently extended to December 31, 2019. Duke Energy Ohio has filed for a request for extension of the deadline. A hearing on that request has not been scheduled. Disallowance of costs incurred, failure to complete the work by the deadline or failure to obtain an extension from the PUCO could result in an adverse impact.
For additional information, see Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters.”
Other Matters
Duke Energy continues to experience growth in Commercial Renewables with tax equity structures; however, the future expiration of federal tax incentives could result in adverse impacts to future results of operations, financial position and cash flows.

MD&A	MATTERS IMPACTING FUTURE RESULTS

Duke Energy continues to monitor recoverability of a renewable merchant plant located in the Electric Reliability Council of Texas West market, due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. Based on the most recent recoverability test performed this quarter, the carrying value approximated the aggregate estimated future cash flows for this plant and therefore further testing was not required. A continued decline in energy market pricing would likely result in a future impairment. Impairment of this asset could result in adverse impacts. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, "Business Segments."
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
During March 2020, in response to market volatility and the ongoing economic uncertainty related to COVID-19, Duke Energy took several actions to enhance the company's liquidity position including:

•
Duke Energy drew down the remaining $500 million of availability under the existing $1 billion Three-Year Revolving Credit Facility, which was subsequently repaid during the second quarter of 2020; and

•
Duke Energy entered into and borrowed the full amount under a $1.5 billion, 364-day Term Loan Credit Agreement. The Term Loan Credit Agreement contains a provision for additional borrowing capacity of $500 million. Duke Energy exercised the provision and borrowed an additional $188 million, for a total borrowing of approximately $1.7 billion.

Following March 2020, access to credit and equity markets has normalized. In addition to the financings to address the company's liquidity position, for the six months ended June 30, 2020, Duke Energy issued approximately $3.3 billion in debt, raised $111 million of common equity through its dividend reinvestment program, and paid down $500 million on the Three-Year Revolving Credit Facility. Despite the recovery in capital markets, Duke Energy continues to monitor access to credit and equity markets amid the ongoing economic uncertainty related to COVID-19.
As of June 30, 2020, Duke Energy had approximately $341 million of cash on hand, $5.4 billion available under its $8 billion Master Credit Facility and $500 million available under the $1 billion Three-Year Revolving Credit Facility. Duke Energy has additional liquidity available totaling approximately $2.6 billion under outstanding equity forward agreements. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Duke Energy continues to monitor access to credit and equity markets. Refer to Notes 5 and 13 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders' Equity," respectively, for information regarding Duke Energy's debt and equity issuances, debt maturities and available credit facilities including the Master Credit Facility.
In light of the COVID-19 pandemic and cancellation of the ACP pipeline, Duke Energy currently does not expect significant changes to the total projected capital and investment expenditures provided in the Form 10-K for the year ended December 31, 2019. However, Duke Energy will continue to reassess capital projects depending on the duration and severity of economic impacts caused by the pandemic.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2020	2019
Cash flows provided by (used in):
Operating activities	$3,357	$3,056
Investing activities	(5,471)	(5,788)
Financing activities	2,182	2,622
Net increase (decrease) in cash, cash equivalents and restricted cash	68	(110)
Cash, cash equivalents and restricted cash at beginning of period	573	591
Cash, cash equivalents and restricted cash at end of period	$641	$481

MD&A	LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2020	2019	Variance
Net (loss) income	$(2)	$1,641	$(1,643)
Non-cash adjustments to net income	4,592	2,917	1,675
Payments for asset retirement obligations	(287)	(336)	49
Working capital	(946)	(1,166)	220
Net cash provided by operating activities	$3,357	$3,056	$301
The variance was primarily due to timing of payments of property taxes, higher Nuclear Electric Insurance Limited (NEIL) refunds in the current year and lower storm costs in the current year.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2020	2019	Variance
Capital, investment and acquisition expenditures	$(5,267)	$(5,627)	$360
Other investing items	(204)	(161)	(43)
Net cash used in investing activities	$(5,471)	$(5,788)	$317
The variance relates to lower capital expenditures in the current year for plants now in service.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2020	2019	Variance
Issuances of long-term debt, net	$1,837	$2,467	$(630)
Issuances of common stock	57	27	30
Issuances of preferred stock	—	973	(973)
Notes payable, commercial paper and other short-term borrowings	1,624	324	1,300
Dividends paid	(1,391)	(1,312)	(79)
Contributions from noncontrolling interests	163	193	(30)
Other financing items	(108)	(50)	(58)
Net cash provided by financing activities	$2,182	$2,622	$(440)
The variance was primarily due to:

•	a $1.3 billion increase in net proceeds from issuances of notes payable and commercial paper primarily due to borrowings of $1.7 billion under the 364-day Term Loan Credit Agreement.
Partially offset by:

•	a $973 million decrease in proceeds from the issuance of preferred stock; and

•	a $630 million decrease in proceeds from net issuances of long-term debt primarily due to the timing of issuances and redemptions of long-term debt.
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

On May 14, 2020, the five-year probation period following the Dan River coal ash spill ended. The court appointed monitor confirmed in U.S. District Court for the Eastern District of North Carolina that Duke Energy met or exceeded every obligation throughout the process. Separately, in a final report to the EPA, it was noted that the company made significant enhancements to its Ethics and Compliance Program and its environmental compliance programs.
Section 126 Petitions
On November 16, 2016, the state of Maryland filed a petition with EPA under Section 126 of the Clean Air Act alleging that 19 power plants, including two plants (three units) that Duke Energy Registrants own and operate, contribute to violations of EPA’s National Ambient Air Quality Standards (NAAQS) for ozone in the state of Maryland. On March 12, 2018, the state of New York filed a petition with EPA, also under Section 126 of the Clean Air Act alleging that over 60 power plants, including six that Duke Energy Registrants own and operate, contribute to violations of EPA’s ozone NAAQS in the state of New York. Both Maryland and New York sought EPA orders requiring the states in which the named power plants operate to impose more stringent NOx emission limitations on the plants. On October 5, 2018, EPA denied the Maryland petition. That same day, Maryland appealed EPA's denial. On October 18, 2019, EPA denied the New York petition, and New York appealed that decision on October 29, 2019. On May 19, 2020, the U.S. Court of Appeals for the D.C. Circuit issued its decision, finding, with one exception, that EPA reasonably denied the Maryland petition. The court remanded one issue to EPA regarding target sources lacking catalytic controls. All of the Duke Energy units targeted have selective catalytic reduction so the decision is favorable for these units. A different panel of the same court heard oral argument in New York’s appeal of EPA’s denial of its Section 126 Petition on May 7, 2020, and on July 14, 2020, the panel issued its decision remanding the Petition to EPA for further review. The Duke Energy Registrants cannot predict the outcome of this matter.
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2020, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Notes 1, 3, 4 and 11 to the Condensed Consolidated Financial Statements, "Organization and Basis of Presentation," "Regulatory Matters," "Commitments and Contingencies," and "Variable Interest Entities," respectively, for additional information on ACP. See Note 13 to the Condensed Consolidated Financial Statements, "Stockholders' Equity," for information regarding equity forward sales agreements. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and six months ended June 30, 2020, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants. During the three and six months ended June 30, 2020, there were no material changes to the Duke Energy Registrants' disclosures about market risk, other than as described below.
Credit Risk
In response to the COVID-19 pandemic, in March 2020, the Duke Energy Subsidiary Registrants announced a suspension of disconnections for nonpayment to be effective throughout the national emergency. This has resulted in an increase in charge-offs over historical levels. In addition, the Registrants are monitoring the effects of the resultant economic slowdown on counterparties’ abilities to perform under their contractual obligations.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

ITEM 4.	CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
The COVID-19 pandemic has begun to impact the Duke Energy Registrants' business strategy, results of operations, financial position and cash flows, albeit not materially as of this filing date, from specific activities listed below:

•	Decreased demand for electricity and natural gas;

•	Delays in rate cases and other legal proceedings;

•	The health and availability of our critical personnel and their ability to perform business functions; and

•	Actions of state utility commissions or federal or state governments to allow customers to suspend or delay payment of bills related to the provision of electric or gas services.
Furthermore, due to the unpredictability of the COVID-19 pandemic’s ongoing impact on global health and economic stability as of this filing date, the Duke Energy Registrants expect that the activities listed below could negatively impact their business strategy, results of operations, financial position and cash flows:

•	An inability to procure satisfactory levels of fuels or other necessary equipment to continue production of electricity and delivery of natural gas;

•	An inability to obtain labor or equipment necessary for the construction of generation projects or pipeline expansion;

•	An inability to maintain information technology systems and protections from cyberattack;

•	An inability to obtain financing in volatile financial markets;

•	Additional federal regulation tied to stimulus and other aid packages; and

•	Impairment charges, which could include real estate as options for working remotely are evaluated and goodwill.
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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	Twenty-third Supplemental Indenture, dated as of May 15, 2020 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2020, File No. 1-32853).	X
4.2	Forty-seventh Supplemental Indenture, dated as of May 21, 2020 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2020, File No. 1-1232).						X
4.3	Tenth Supplemental Indenture, dated as of May 21, 2020 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 21, 2020, File No. 1-6196).								X
4.4	Fifty-seventh Supplemental Indenture, dated as of June 1, 2020 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 11, 2020, File No. 1-3274).					X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

EXHIBITS

*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X

EXHIBITS

*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	August 10, 2020	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 10, 2020	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)