Form 10-Q
period 2020-09-30
Duke Energy CORP; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Indiana, LLC; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; PROGRESS ENERGY INC
filed 2020-11-05
CIK 1326160, 20290, 37637, 17797, 81020, 30371, 78460, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at October 31, 2020:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	735,958,560
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida Office of Public Counsel and other customer representatives

2017 Settlement
Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida Office of Public Counsel and other customer representatives, which replaces and supplants the 2013 Settlement

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Inc. and Duke Energy

ACP pipeline	The approximately 600-mile canceled interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

AMT	Alternative Minimum Tax

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

CC	Combined Cycle

CCR	Coal Combustion Residuals

CARES Act	Coronavirus Aid, Relief and Economic Security Act

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the company	Duke Energy Corporation and its subsidiaries

Constitution	Constitution Pipeline Company, LLC

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	U.S. Environmental Protection Agency

EPS	Earnings Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

GLOSSARY OF TERMS

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GWh	Gigawatt-hours

IGCC	Integrated Gasification Combined Cycle

IMR	Integrity Management Rider

IRS	Internal Revenue Service

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MMBtu	Million British Thermal Unit

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

ORS	South Carolina Office of Regulatory Staff

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues
Regulated electric	$6,315	$6,515	$16,402	$17,223
Regulated natural gas	214	223	1,115	1,231
Nonregulated electric and other	192	202	574	522
Total operating revenues	6,721	6,940	18,091	18,976
Operating Expenses
Fuel used in electric generation and purchased power	1,849	1,978	4,645	5,228
Cost of natural gas	41	48	299	451
Operation, maintenance and other	1,450	1,484	4,142	4,337
Depreciation and amortization	1,217	1,186	3,497	3,364
Property and other taxes	324	335	1,003	1,012
Impairment charges	28	(20)	36	(16)
Total operating expenses	4,909	5,011	13,622	14,376
Gains on Sales of Other Assets and Other, net	2	—	10	—
Operating Income	1,814	1,929	4,479	4,600
Other Income and Expenses
Equity in (losses) earnings of unconsolidated affiliates	(80)	50	(2,004)	137
Other income and expenses, net	127	104	310	308
Total other income and expenses	47	154	(1,694)	445
Interest Expense	522	572	1,627	1,657
Income Before Income Taxes	1,339	1,511	1,158	3,388
Income Tax Expense (Benefit)	105	188	(74)	424
Net Income	1,234	1,323	1,232	2,964
Add: Net Loss Attributable to Noncontrolling Interests	70	19	208	110
Net Income Attributable to Duke Energy Corporation	1,304	1,342	1,440	3,074
Less: Preferred Dividends	39	15	93	27
Net Income Available to Duke Energy Corporation Common Stockholders	$1,265	$1,327	$1,347	$3,047

Earnings Per Share – Basic and Diluted
Basic and Diluted	$1.74	$1.82	$1.85	$4.18
Weighted Average Shares Outstanding
Basic and Diluted	735	729	735	728

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net Income	$1,234	$1,323	$1,232	$2,964
Other Comprehensive Loss, net of tax(a)
Pension and OPEB adjustments	1	(2)	1	1
Net unrealized losses on cash flow hedges	(83)	(16)	(159)	(62)
Reclassification into earnings from cash flow hedges	4	1	8	4
Unrealized (losses) gains on available-for-sale securities	(2)	2	5	10
Other Comprehensive Loss, net of tax	(80)	(15)	(145)	(47)
Comprehensive Income	1,154	1,308	1,087	2,917
Add: Comprehensive Loss Attributable to Noncontrolling Interests	70	19	220	110
Comprehensive Income Attributable to Duke Energy	1,224	1,327	1,307	3,027
Less: Preferred Dividends	39	15	93	27
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,185	$1,312	$1,214	$3,000

(a)
Net of income tax impacts of approximately $24 million for the three months ended September 30, 2020, and $43 million and $14 million for the nine months ended September 30, 2020, and 2019, respectively. All other periods presented include immaterial income tax impacts.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$308	$311
Receivables (net of allowance for doubtful accounts of $27 at 2020 and $22 at 2019)	719	1,066
Receivables of VIEs (net of allowance for doubtful accounts of $106 at 2020 and $54 at 2019)	2,320	1,994
Inventory	3,190	3,232
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	1,637	1,796
Other (includes $335 at 2020 and $242 at 2019 related to VIEs)	505	764
Total current assets	8,679	9,163
Property, Plant and Equipment
Cost	153,916	147,654
Accumulated depreciation and amortization	(48,185)	(45,773)
Generation facilities to be retired, net	29	246
Net property, plant and equipment	105,760	102,127
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $951 at 2020 and $989 at 2019 related to VIEs)	13,264	13,222
Nuclear decommissioning trust funds	8,363	8,140
Operating lease right-of-use assets, net	1,577	1,658
Investments in equity method unconsolidated affiliates	924	1,936
Other (includes $90 at 2020 and $110 at 2019 related to VIEs)	3,539	3,289
Total other noncurrent assets	46,970	47,548
Total Assets	$161,409	$158,838
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,486	$3,487
Notes payable and commercial paper	3,425	3,135
Taxes accrued	768	392
Interest accrued	556	565
Current maturities of long-term debt (includes $466 at 2020 and $216 at 2019 related to VIEs)	4,669	3,141
Asset retirement obligations	742	881
Regulatory liabilities	1,218	784
Other	2,829	2,367
Total current liabilities	16,693	14,752
Long-Term Debt (includes $3,628 at 2020 and $3,997 at 2019 related to VIEs)	56,049	54,985
Other Noncurrent Liabilities
Deferred income taxes	9,170	8,878
Asset retirement obligations	12,912	12,437
Regulatory liabilities	14,546	15,264
Operating lease liabilities	1,379	1,432
Accrued pension and other post-retirement benefit costs	903	934
Investment tax credits	689	624
Other (includes $342 at 2020 and $228 at 2019 related to VIEs)	1,773	1,581
Total other noncurrent liabilities	41,372	41,150
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2020 and 2019	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2020 and 2019	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 736 million shares outstanding at 2020 and 733 million shares outstanding at 2019	1	1
Additional paid-in capital	41,046	40,881
Retained earnings	3,260	4,108
Accumulated other comprehensive loss	(263)	(130)
Total Duke Energy Corporation stockholders' equity	46,006	46,822
Noncontrolling interests	1,289	1,129
Total equity	47,295	47,951
Total Liabilities and Equity	$161,409	$158,838

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$1,232	$2,964
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	4,081	3,831
Equity in losses (earnings) of unconsolidated affiliates	2,004	(137)
Equity component of AFUDC	(112)	(99)
Gains on sales of other assets	(10)	—
Impairment charges	36	(16)
Deferred income taxes	210	736
Contributions to qualified pension plans	—	(77)
Payments for asset retirement obligations	(463)	(582)
Provision for rate refunds	(15)	61
Refund of AMT credit carryforwards	572	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	87	(4)
Receivables	58	62
Inventory	43	(3)
Other current assets	199	(134)
Increase (decrease) in
Accounts payable	(563)	(538)
Taxes accrued	386	125
Other current liabilities	(284)	(198)
Other assets	(328)	(279)
Other liabilities	(367)	(75)
Net cash provided by operating activities	6,766	5,637
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,408)	(8,084)
Contributions to equity method investments	(276)	(264)
Purchases of debt and equity securities	(6,160)	(3,105)
Proceeds from sales and maturities of debt and equity securities	6,087	3,092
Other	(207)	(272)
Net cash used in investing activities	(7,964)	(8,633)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6,162	6,131
Issuance of preferred stock	—	1,963
Issuance of common stock	75	41
Payments for the redemption of long-term debt	(3,468)	(2,737)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	2,372	339
Payments for the redemption of short-term debt with original maturities greater than 90 days	(1,143)	(479)
Notes payable and commercial paper	(969)	(879)
Contributions from noncontrolling interests	402	615
Dividends paid	(2,113)	(1,990)
Other	(93)	(17)
Net cash provided by financing activities	1,225	2,987
Net increase (decrease) in cash, cash equivalents and restricted cash	27	(9)
Cash, cash equivalents and restricted cash at beginning of period	573	591
Cash, cash equivalents and restricted cash at end of period	$600	$582
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$992	$1,073
Non-cash dividends	82	81

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2019 and 2020
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2019	$973	728	$1	$40,885	$3,502	$(63)	$4	$(89)	$45,213	$119	$45,332
Net income (loss)	—	—	—	—	1,327	—	—	—	1,327	(19)	1,308
Other comprehensive (loss) income	—	—	—	—	—	(15)	2	(2)	(15)	—	(15)
Preferred stock, Series B, issuances, net of issuance costs(a)	990	—	—	—	—	—	—	—	990	—	990
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	69	—	—	—	—	69	—	69
Common stock dividends	—	—	—	—	(690)	—	—	—	(690)	—	(690)
Sale of noncontrolling interest(b)	—	—	—	(465)	—	10	—	—	(455)	863	408
Contribution from noncontrolling interests, net of transaction costs	—	—	—	—	—	—	—	—	—	7	7
Other	—	—	—	(1)	—	—	—	—	(1)	(1)	(2)
Balance at September 30, 2019	$1,963	729	$1	$40,488	$4,139	$(68)	$6	$(91)	$46,438	$969	$47,407

Balance at June 30, 2020	$1,962	735	$1	$40,997	$2,707	$(111)	$10	$(82)	$45,484	$1,127	$46,611
Net income (loss)	—	—	—	—	1,265	—	—	—	1,265	(70)	1,195
Other comprehensive (loss) income	—	—	—	—	—	(79)	(2)	1	(80)	—	(80)
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	65	—	—	—	—	65	—	65
Common stock dividends	—	—	—	—	(712)	—	—	—	(712)	—	(712)
Contribution from noncontrolling interests, net of transaction costs(d)	—	—	—	(17)	—	—	—	—	(17)	239	222
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(8)	(8)
Other	—	—	—	1	—	—	—	—	1	1	2
Balance at September 30, 2020	$1,962	736	$1	$41,046	$3,260	$(190)	$8	$(81)	$46,006	$1,289	$47,295

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2019 and 2020
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net	(Losses) Gains		Duke Energy
		Common		Additional		Losses on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2018	$—	727	$1	$40,795	$3,113	$(14)	$(3)	$(75)	$43,817	$17	$43,834
Net income (loss)	—	—	—	—	3,047	—	—	—	3,047	(110)	2,937
Other comprehensive (loss) income	—	—	—	—	—	(58)	10	1	(47)	—	(47)
Preferred stock, Series A, issuances, net of issuance costs(c)	973	—	—	—	—	—	—	—	973	—	973
Preferred stock, Series B, issuances, net of issuance costs(a)	990	—	—	—	—	—	—	—	990	—	990
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	158	—	—	—	—	158	—	158
Common stock dividends	—	—	—	—	(2,044)	—	—	—	(2,044)	—	(2,044)
Sale of noncontrolling interest(b)	—	—	—	(465)	—	10	—	—	(455)	863	408
Contributions from noncontrolling interests, net of transaction costs(d)	—	—	—	—	—	—	—	—	—	200	200
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other(e)	—	—	—	—	23	(6)	(1)	(17)	(1)	—	(1)
Balance at September 30, 2019	$1,963	729	$1	$40,488	$4,139	$(68)	$6	$(91)	$46,438	$969	$47,407

Balance at December 31, 2019	$1,962	733	$1	$40,881	$4,108	$(51)	$3	$(82)	$46,822	$1,129	$47,951
Net income (loss)	—	—	—	—	1,347	—	—	—	1,347	(208)	1,139
Other comprehensive (loss) income	—	—	—	—	—	(139)	5	1	(133)	(12)	(145)
Common stock issuances, including dividend reinvestment and employee benefits	—	3	—	181	—	—	—	—	181	—	181
Common stock dividends	—	—	—	—	(2,103)	—	—	—	(2,103)	—	(2,103)
Contributions from noncontrolling interests, net of transaction costs(d)	—	—	—	(17)	—	—	—	—	(17)	402	385
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(22)	(22)
Other(f)	—	—	—	1	(92)	—	—	—	(91)	—	(91)
Balance at September 30, 2020	$1,962	736	$1	$41,046	$3,260	$(190)	$8	$(81)	$46,006	$1,289	$47,295

(a)	Duke Energy issued 1 million shares of preferred stock, series B, in the third quarter of 2019.

(b)	See Note 2 for additional discussion of the transaction.

(c)	Duke Energy issued 40 million depositary shares of preferred stock, Series A.

(d)	Relates to tax equity financing activity in the Commercial Renewables segment.

(e)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

(f)	Amounts in Retained earnings primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$2,058	$2,162	$5,416	$5,619
Operating Expenses
Fuel used in electric generation and purchased power	497	504	1,326	1,371
Operation, maintenance and other	402	443	1,218	1,324
Depreciation and amortization	372	350	1,090	1,013
Property and other taxes	57	66	213	221
Impairment charges	20	6	22	11
Total operating expenses	1,348	1,369	3,869	3,940
Gains on Sales of Other Assets and Other, net	1	—	1	—
Operating Income	711	793	1,548	1,679
Other Income and Expenses, net	42	34	128	106
Interest Expense	122	119	370	346
Income Before Income Taxes	631	708	1,306	1,439
Income Tax Expense	76	118	178	255
Net Income and Comprehensive Income	$555	$590	$1,128	$1,184

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$23	$18
Receivables (net of allowance for doubtful accounts of $1 at 2020 and $3 at 2019)	177	324
Receivables of VIEs (net of allowance for doubtful accounts of $21 at 2020 and $7 at 2019)	770	642
Receivables from affiliated companies	64	114
Notes receivable from affiliated companies	65	—
Inventory	992	996
Regulatory assets	495	550
Other	44	21
Total current assets	2,630	2,665
Property, Plant and Equipment
Cost	50,622	48,922
Accumulated depreciation and amortization	(17,406)	(16,525)
Net property, plant and equipment	33,216	32,397
Other Noncurrent Assets
Regulatory assets	3,400	3,360
Nuclear decommissioning trust funds	4,506	4,359
Operating lease right-of-use assets, net	117	123
Other	1,179	1,149
Total other noncurrent assets	9,202	8,991
Total Assets	$45,048	$44,053
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$583	$954
Accounts payable to affiliated companies	155	210
Notes payable to affiliated companies	—	29
Taxes accrued	398	46
Interest accrued	130	115
Current maturities of long-term debt	751	458
Asset retirement obligations	267	206
Regulatory liabilities	430	255
Other	487	611
Total current liabilities	3,201	2,884
Long-Term Debt	11,497	11,142
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,915	3,921
Asset retirement obligations	5,507	5,528
Regulatory liabilities	6,243	6,423
Operating lease liabilities	102	102
Accrued pension and other post-retirement benefit costs	76	84
Investment tax credits	237	231
Other	644	627
Total other noncurrent liabilities	16,724	16,916
Commitments and Contingencies
Equity
Member's equity	13,333	12,818
Accumulated other comprehensive loss	(7)	(7)
Total equity	13,326	12,811
Total Liabilities and Equity	$45,048	$44,053

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,128	$1,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,295	1,227
Equity component of AFUDC	(46)	(29)
Gains on sales of other assets	(1)	—
Impairment charges	22	11
Deferred income taxes	(103)	96
Contributions to qualified pension plans	—	(7)
Payments for asset retirement obligations	(127)	(234)
Provision for rate refunds	(1)	34
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(7)
Receivables	41	(80)
Receivables from affiliated companies	50	74
Inventory	4	5
Other current assets	197	(117)
Increase (decrease) in
Accounts payable	(313)	(284)
Accounts payable to affiliated companies	(55)	(56)
Taxes accrued	352	91
Other current liabilities	(121)	44
Other assets	(71)	(2)
Other liabilities	(23)	(44)
Net cash provided by operating activities	2,228	1,906
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,931)	(1,984)
Purchases of debt and equity securities	(1,313)	(1,658)
Proceeds from sales and maturities of debt and equity securities	1,313	1,658
Notes receivable from affiliated companies	(65)	—
Other	(105)	(80)
Net cash used in investing activities	(2,101)	(2,064)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	965	819
Payments for the redemption of long-term debt	(457)	(5)
Notes payable to affiliated companies	(29)	(390)
Distributions to parent	(600)	(275)
Other	(1)	(1)
Net cash (used in) provided by financing activities	(122)	148
Net increase (decrease) in cash and cash equivalents	5	(10)
Cash and cash equivalents at beginning of period	18	33
Cash and cash equivalents at end of period	$23	$23
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$295	$261
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2019 and 2020
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at June 30, 2019	$12,283	$(7)	$12,276
Net income	590	—	590
Distributions to parent	(275)	—	(275)
Balance at September 30, 2019	$12,598	$(7)	$12,591

Balance at June 30, 2020	$13,079	$(7)	$13,072
Net income	555	—	555
Distributions to parent	(300)	—	(300)
Other	(1)	—	(1)
Balance at September 30, 2020	$13,333	$(7)	$13,326

	Nine Months Ended September 30, 2019 and 2020
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2018	$11,689	$(6)	$11,683
Net income	1,184	—	1,184
Distributions to parent	(275)	—	(275)
Other	—	(1)	(1)
Balance at September 30, 2019	$12,598	$(7)	$12,591

Balance at December 31, 2019	$12,818	$(7)	$12,811
Net income	1,128	—	1,128
Distributions to parent	(600)	—	(600)
Other(a)	(13)	—	(13)
Balance at September 30, 2020	$13,333	$(7)	$13,326

(a)	Amounts primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$3,197	$3,242	$8,117	$8,558
Operating Expenses
Fuel used in electric generation and purchased power	1,088	1,187	2,628	3,100
Operation, maintenance and other	646	640	1,789	1,813
Depreciation and amortization	472	496	1,356	1,377
Property and other taxes	147	159	419	439
Impairment charges	1	(25)	1	(25)
Total operating expenses	2,354	2,457	6,193	6,704
Gains on Sales of Other Assets and Other, net	3	1	9	—
Operating Income	846	786	1,933	1,854
Other Income and Expenses, net	24	41	89	106
Interest Expense	194	212	599	650
Income Before Income Taxes	676	615	1,423	1,310
Income Tax Expense	70	94	190	212
Net Income	606	521	1,233	1,098
Less: Net Income Attributable to Noncontrolling Interests	1	—	1	—
Net Income Attributable to Parent	$605	$521	$1,232	$1,098

Net Income	$606	$521	$1,233	$1,098
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	—	1	2
Net unrealized gains on cash flow hedges	1	1	3	4
Unrealized gains on available-for-sale securities	1	1	1	2
Other Comprehensive Income, net of tax	2	2	5	8
Comprehensive Income	608	523	1,238	1,106
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	—	1	—
Comprehensive Income Attributable to Parent	$607	$523	$1,237	$1,106

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$70	$48
Receivables (net of allowance for doubtful accounts of $9 at 2020 and $7 at 2019)	196	220
Receivables of VIEs (net of allowance for doubtful accounts of $28 at 2020 and $9 at 2019)	1,071	830
Receivables from affiliated companies	44	76
Notes receivable from affiliated companies	—	164
Inventory	1,378	1,423
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	775	946
Other (includes $16 at 2020 and $39 at 2019 related to VIEs)	81	210
Total current assets	3,615	3,917
Property, Plant and Equipment
Cost	57,152	55,070
Accumulated depreciation and amortization	(18,008)	(17,159)
Generation facilities to be retired, net	29	246
Net property, plant and equipment	39,173	38,157
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $951 at 2020 and $989 at 2019 related to VIEs)	6,270	6,346
Nuclear decommissioning trust funds	3,857	3,782
Operating lease right-of-use assets, net	710	788
Other	1,212	1,049
Total other noncurrent assets	15,704	15,620
Total Assets	$58,492	$57,694
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$795	$1,104
Accounts payable to affiliated companies	208	310
Notes payable to affiliated companies	2,159	1,821
Taxes accrued	310	46
Interest accrued	199	228
Current maturities of long-term debt (includes $305 at 2020 and $54 at 2019 related to VIEs)	1,726	1,577
Asset retirement obligations	297	485
Regulatory liabilities	545	330
Other	756	902
Total current liabilities	6,995	6,803
Long-Term Debt (includes $1,351 at 2020 and $1,632 at 2019 related to VIEs)	17,989	17,907
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,508	4,462
Asset retirement obligations	6,058	5,986
Regulatory liabilities	4,809	5,225
Operating lease liabilities	637	697
Accrued pension and other post-retirement benefit costs	474	488
Other	443	383
Total other noncurrent liabilities	16,929	17,241
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2020 and 2019	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	7,296	6,465
Accumulated other comprehensive loss	(13)	(18)
Total Progress Energy, Inc. stockholders' equity	16,426	15,590
Noncontrolling interests	3	3
Total equity	16,429	15,593
Total Liabilities and Equity	$58,492	$57,694

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,233	$1,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,734	1,649
Equity component of AFUDC	(30)	(48)
(Gains) Losses on sales of other assets	(9)	—
Impairment charges	1	(25)
Deferred income taxes	(3)	342
Contributions to qualified pension plans	—	(57)
Payments for asset retirement obligations	(287)	(309)
Provision for rate refunds	4	13
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(13)	9
Receivables	(207)	(128)
Receivables from affiliated companies	32	135
Inventory	46	45
Other current assets	214	79
Increase (decrease) in
Accounts payable	(124)	(64)
Accounts payable to affiliated companies	(102)	(6)
Taxes accrued	263	150
Other current liabilities	(41)	(96)
Other assets	(145)	(282)
Other liabilities	(102)	(75)
Net cash provided by operating activities	2,464	2,430
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,602)	(2,866)
Purchases of debt and equity securities	(4,554)	(1,304)
Proceeds from sales and maturities of debt and equity securities	4,543	1,300
Notes receivable from affiliated companies	164	—
Other	(114)	(130)
Net cash used in investing activities	(2,563)	(3,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,791	1,295
Payments for the redemption of long-term debt	(1,555)	(1,263)
Notes payable to affiliated companies	338	554
Dividends to parent	(400)	—
Other	(13)	8
Net cash provided by financing activities	161	594
Net increase in cash, cash equivalents and restricted cash	62	24
Cash, cash equivalents and restricted cash at beginning of period	126	112
Cash, cash equivalents and restricted cash at end of period	$188	$136
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$311	$400

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2019 and 2020
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2019	$9,143	$5,715	$(13)	$—	$(8)	$14,837	$2	$14,839
Net income	—	521	—	—	—	521	—	521
Other comprehensive income	—	—	1	1	—	2	—	2
Other	—	—	—	(1)	1	—	1	1
Balance at September 30, 2019	$9,143	$6,236	$(12)	$—	$(7)	$15,360	$3	$15,363

Balance at June 30, 2020	$9,143	$7,090	$(8)	$(1)	$(6)	$16,218	$3	$16,221
Net income	—	605	—	—	—	605	1	606
Other comprehensive income	—	—	1	1	—	2	—	2
Dividends to parent	—	(400)	—	—	—	(400)	—	(400)
Other	—	1	—	—	—	1	(1)	—
Balance at September 30, 2020	$9,143	$7,296	$(7)	$—	$(6)	$16,426	$3	$16,429

	Nine Months Ended September 30, 2019 and 2020
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2018	$9,143	$5,131	$(12)	$(1)	$(7)	$14,254	$3	$14,257
Net income	—	1,098	—	—	—	1,098	—	1,098
Other comprehensive income	—	—	4	2	2	8	—	8
Other(a)	—	7	(4)	(1)	(2)	—	—	—
Balance at September 30, 2019	$9,143	$6,236	$(12)	$—	$(7)	$15,360	$3	$15,363

Balance at December 31, 2019	$9,143	$6,465	$(10)	$(1)	$(7)	$15,590	$3	$15,593
Net income	—	1,232	—	—	—	1,232	1	1,233
Other comprehensive income	—	—	3	1	1	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(400)	—	—	—	(400)	—	(400)
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at September 30, 2020	$9,143	$7,296	$(7)	$—	$(6)	$16,426	$3	$16,429

(a)
Amounts in Retained Earnings and Accumulated Other Comprehensive (Loss) Income primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$1,626	$1,688	$4,207	$4,559
Operating Expenses
Fuel used in electric generation and purchased power	537	577	1,337	1,571
Operation, maintenance and other	348	378	970	1,070
Depreciation and amortization	289	314	833	855
Property and other taxes	38	46	129	131
Impairment charges	5	—	5	—
Total operating expenses	1,217	1,315	3,274	3,627
Gains on Sales of Other Assets and Other, net	3	—	8	—
Operating Income	412	373	941	932
Other Income and Expenses, net	11	27	52	75
Interest Expense	66	74	203	232
Income Before Income Taxes	357	326	790	775
Income Tax Expense	11	48	79	125
Net Income and Comprehensive Income	$346	$278	$711	$650

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$43	$22
Receivables (net of allowance for doubtful accounts of $4 at 2020 and $3 at 2019)	103	123
Receivables of VIEs (net of allowance for doubtful accounts of $17 at 2020 and $5 at 2019)	559	489
Receivables from affiliated companies	45	52
Inventory	910	934
Regulatory assets	472	526
Other	54	60
Total current assets	2,186	2,206
Property, Plant and Equipment
Cost	35,479	34,603
Accumulated depreciation and amortization	(12,548)	(11,915)
Generation facilities to be retired, net	29	246
Net property, plant and equipment	22,960	22,934
Other Noncurrent Assets
Regulatory assets	4,449	4,152
Nuclear decommissioning trust funds	3,189	3,047
Operating lease right-of-use assets, net	357	387
Other	720	651
Total other noncurrent assets	8,715	8,237
Total Assets	$33,861	$33,377
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$372	$629
Accounts payable to affiliated companies	144	203
Notes payable to affiliated companies	167	66
Taxes accrued	207	17
Interest accrued	80	110
Current maturities of long-term debt	603	1,006
Asset retirement obligations	297	485
Regulatory liabilities	436	236
Other	389	478
Total current liabilities	2,695	3,230
Long-Term Debt	8,605	7,902
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,426	2,388
Asset retirement obligations	5,503	5,408
Regulatory liabilities	4,140	4,232
Operating lease liabilities	329	354
Accrued pension and other post-retirement benefit costs	236	238
Investment tax credits	133	137
Other	88	92
Total other noncurrent liabilities	12,855	12,849
Commitments and Contingencies
Equity
Member's Equity	9,556	9,246
Total Liabilities and Equity	$33,861	$33,377

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$711	$650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	972	996
Equity component of AFUDC	(22)	(44)
Gains on sales of other assets	(8)	—
Impairment charges	5	—
Deferred income taxes	(33)	144
Contributions to qualified pension plans	—	(4)
Payments for asset retirement obligations	(249)	(288)
Provision for rate refunds	4	13
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(4)
Receivables	(34)	(9)
Receivables from affiliated companies	7	(11)
Inventory	24	15
Other current assets	82	65
Increase (decrease) in
Accounts payable	(185)	(54)
Accounts payable to affiliated companies	(59)	(80)
Taxes accrued	190	37
Other current liabilities	(24)	(17)
Other assets	(177)	(201)
Other liabilities	21	39
Net cash provided by operating activities	1,225	1,247
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,142)	(1,592)
Purchases of debt and equity securities	(1,269)	(656)
Proceeds from sales and maturities of debt and equity securities	1,238	632
Other	(31)	(56)
Net cash used in investing activities	(1,204)	(1,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,296	1,270
Payments for the redemption of long-term debt	(985)	(603)
Notes payable to affiliated companies	101	(215)
Distributions to parent	(400)	—
Other	(12)	(1)
Net cash provided by financing activities	—	451
Net increase in cash and cash equivalents	21	26
Cash and cash equivalents at beginning of period	22	23
Cash and cash equivalents at end of period	$43	$49
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$124	$182

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2019 and 2020
Member's
(in millions)	Equity
Balance at June 30, 2019	$8,813
Net income	278
Balance at September 30, 2019	$9,091

Balance at June 30, 2020	$9,610
Net income	346
Distributions to parent	(400)
Balance at September 30, 2020	$9,556

Nine Months Ended
September 30, 2019 and 2020
Member's
(in millions)	Equity
Balance at December 31, 2018	$8,441
Net income	650
Balance at September 30, 2019	$9,091

Balance at December 31, 2019	$9,246
Net income	711
Distributions to parent	(400)
Other	(1)
Balance at September 30, 2020	$9,556

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$1,567	$1,548	$3,897	$3,987
Operating Expenses
Fuel used in electric generation and purchased power	551	610	1,291	1,529
Operation, maintenance and other	292	256	806	730
Depreciation and amortization	183	182	523	522
Property and other taxes	110	113	290	309
Impairment charges	(4)	(25)	(4)	(25)
Total operating expenses	1,132	1,136	2,906	3,065
Gains on Sales of Other Assets and Other, net	—	1	—	—
Operating Income	435	413	991	922
Other Income and Expenses, net	11	14	36	39
Interest Expense	81	81	245	246
Income Before Income Taxes	365	346	782	715
Income Tax Expense	78	57	159	129
Net Income	$287	$289	$623	$586
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	1	1	1	2
Comprehensive Income	$288	$290	$624	$588

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$19	$17
Receivables (net of allowance for doubtful accounts of $5 at 2020 and $3 at 2019)	91	96
Receivables of VIEs (net of allowance for doubtful accounts of $11 at 2020 and $4 at 2019)	512	341
Receivables from affiliated companies	3	—
Notes receivable from affiliated companies	—	173
Inventory	468	489
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	303	419
Other (includes $16 at 2020 and $39 at 2019 related to VIEs)	25	58
Total current assets	1,421	1,593
Property, Plant and Equipment
Cost	21,662	20,457
Accumulated depreciation and amortization	(5,452)	(5,236)
Net property, plant and equipment	16,210	15,221
Other Noncurrent Assets
Regulatory assets (includes $951 at 2020 and $989 at 2019 related to VIEs)	1,821	2,194
Nuclear decommissioning trust funds	668	734
Operating lease right-of-use assets, net	354	401
Other	341	311
Total other noncurrent assets	3,184	3,640
Total Assets	$20,815	$20,454
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$424	$474
Accounts payable to affiliated companies	77	131
Notes payable to affiliated companies	66	—
Taxes accrued	260	43
Interest accrued	73	75
Current maturities of long-term debt (includes $305 at 2020 and $54 at 2019 related to VIEs)	623	571
Regulatory liabilities	109	94
Other	359	415
Total current liabilities	1,991	1,803
Long-Term Debt (includes $1,001 at 2020 and $1,307 at 2019 related to VIEs)	7,294	7,416
Other Noncurrent Liabilities
Deferred income taxes	2,175	2,179
Asset retirement obligations	555	578
Regulatory liabilities	669	993
Operating lease liabilities	308	343
Accrued pension and other post-retirement benefit costs	207	218
Other	205	136
Total other noncurrent liabilities	4,119	4,447
Commitments and Contingencies
Equity
Member's equity	7,411	6,789
Accumulated other comprehensive loss	—	(1)
Total equity	7,411	6,788
Total Liabilities and Equity	$20,815	$20,454

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$623	$586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	755	647
Equity component of AFUDC	(8)	(4)
Impairment charges	(4)	(25)
Deferred income taxes	19	164
Contributions to qualified pension plans	—	(53)
Payments for asset retirement obligations	(38)	(21)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(17)	9
Receivables	(172)	(119)
Receivables from affiliated companies	(3)	27
Inventory	22	29
Other current assets	41	100
Increase (decrease) in
Accounts payable	63	(11)
Accounts payable to affiliated companies	(54)	67
Taxes accrued	217	101
Other current liabilities	(20)	(77)
Other assets	48	(77)
Other liabilities	(136)	(123)
Net cash provided by operating activities	1,336	1,220
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,460)	(1,274)
Purchases of debt and equity securities	(3,284)	(648)
Proceeds from sales and maturities of debt and equity securities	3,305	668
Notes receivable from affiliated companies	173	—
Other	(82)	(73)
Net cash used in investing activities	(1,348)	(1,327)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	25
Payments for the redemption of long-term debt	(570)	(210)
Notes payable to affiliated companies	66	248
Other	—	9
Net cash (used in) provided by financing activities	(9)	72
Net decrease in cash, cash equivalents and restricted cash	(21)	(35)
Cash, cash equivalents and restricted cash at beginning of period	56	75
Cash, cash equivalents and restricted cash at end of period	$35	$40
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$187	$218
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2019 and 2020
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at June 30, 2019	$6,394	$(1)	$6,393
Net income	289	—	289
Other comprehensive income	—	1	1
Balance at September 30, 2019	$6,683	$—	$6,683

Balance at June 30, 2020	$7,125	$(1)	$7,124
Net income	287	—	287
Other comprehensive income	—	1	1
Other	(1)	—	(1)
Balance at September 30, 2020	$7,411	$—	$7,411

	Nine Months Ended September 30, 2019 and 2020
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2018	$6,097	$(2)	$6,095
Net income	586	—	586
Other comprehensive income	—	2	2
Balance at September 30, 2019	$6,683	$—	$6,683

Balance at December 31, 2019	$6,789	$(1)	$6,788
Net income	623	—	623
Other comprehensive income	—	1	1
Other	(1)	—	(1)
Balance at September 30, 2020	$7,411	$—	$7,411

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating Revenues
Regulated electric	$394	$408	$1,070	$1,099
Regulated natural gas	79	81	324	354
Total operating revenues	473	489	1,394	1,453
Operating Expenses
Fuel used in electric generation and purchased power	94	114	258	293
Cost of natural gas	3	4	46	68
Operation, maintenance and other	115	123	333	378
Depreciation and amortization	72	69	208	199
Property and other taxes	83	71	244	229
Total operating expenses	367	381	1,089	1,167
Operating Income	106	108	305	286
Other Income and Expenses, net	4	4	11	19
Interest Expense	26	27	75	81
Income Before Income Taxes	84	85	241	224
Income Tax Expense	14	11	40	34
Net Income and Comprehensive Income	$70	$74	$201	$190

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$10	$17
Receivables (net of allowance for doubtful accounts of $5 at 2020 and $4 at 2019)	90	84
Receivables from affiliated companies	57	92
Inventory	130	135
Regulatory assets	35	49
Other	13	21
Total current assets	335	398
Property, Plant and Equipment
Cost	10,804	10,241
Accumulated depreciation and amortization	(2,989)	(2,843)
Net property, plant and equipment	7,815	7,398
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	597	549
Operating lease right-of-use assets, net	20	21
Other	62	52
Total other noncurrent assets	1,599	1,542
Total Assets	$9,749	$9,338
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$240	$288
Accounts payable to affiliated companies	54	68
Notes payable to affiliated companies	85	312
Taxes accrued	193	219
Interest accrued	32	30
Asset retirement obligations	7	1
Regulatory liabilities	66	64
Other	73	75
Total current liabilities	750	1,057
Long-Term Debt	3,064	2,594
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	965	922
Asset retirement obligations	84	79
Regulatory liabilities	753	763
Operating lease liabilities	20	21
Accrued pension and other post-retirement benefit costs	104	100
Other	100	94
Total other noncurrent liabilities	2,026	1,979
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2020 and 2019	762	762
Additional paid-in capital	2,776	2,776
Retained earnings	346	145
Total equity	3,884	3,683
Total Liabilities and Equity	$9,749	$9,338

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211	202
Equity component of AFUDC	(4)	(9)
Deferred income taxes	31	68
Contributions to qualified pension plans	—	(2)
Payments for asset retirement obligations	(1)	(7)
Provision for rate refunds	10	5
(Increase) decrease in
Receivables	(5)	24
Receivables from affiliated companies	35	51
Inventory	5	(2)
Other current assets	5	(15)
Increase (decrease) in
Accounts payable	(28)	(40)
Accounts payable to affiliated companies	(14)	(9)
Taxes accrued	(23)	(40)
Other current liabilities	6	(4)
Other assets	(24)	(12)
Other liabilities	(7)	(22)
Net cash provided by operating activities	398	378
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(611)	(714)
Notes receivable from affiliated companies	—	(74)
Other	(34)	(45)
Net cash used in investing activities	(645)	(833)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	467	1,003
Payments for the redemption of long-term debt	—	(451)
Notes payable to affiliated companies	(227)	(107)
Net cash provided by financing activities	240	445
Net decrease in cash and cash equivalents	(7)	(10)
Cash and cash equivalents at beginning of period	17	21
Cash and cash equivalents at end of period	$10	$11
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$92	$100

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2019 and 2020
		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at June 30, 2019	$762	$2,776	$23	$3,561
Net income	—	—	74	74
Balance at September 30, 2019	$762	$2,776	$97	$3,635

Balance at June 30, 2020	$762	$2,776	$276	$3,814
Net income	—	—	70	70
Balance at September 30, 2020	$762	$2,776	$346	$3,884

	Nine Months Ended September 30, 2019 and 2020
		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at December 31, 2018	$762	$2,776	$(93)	$3,445
Net income	—	—	190	190
Balance at September 30, 2019	$762	$2,776	$97	$3,635

Balance at December 31, 2019	$762	$2,776	$145	$3,683
Net income	—	—	201	201
Balance at September 30, 2020	$762	$2,776	$346	$3,884

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$761	$807	$2,070	$2,289
Operating Expenses
Fuel used in electric generation and purchased power	222	234	577	720
Operation, maintenance and other	207	192	564	569
Depreciation and amortization	149	130	415	393
Property and other taxes	15	16	57	55
Total operating expenses	593	572	1,613	1,737
Operating Income	168	235	457	552
Other Income and Expenses, net	9	8	28	35
Interest Expense	29	40	114	111
Income Before Income Taxes	148	203	371	476
Income Tax Expense	29	47	72	113
Net Income and Comprehensive Income	$119	$156	$299	$363

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$15	$25
Receivables (net of allowance for doubtful accounts of $3 at 2020 and 2019)	48	60
Receivables from affiliated companies	84	79
Inventory	507	517
Regulatory assets	119	90
Other	30	60
Total current assets	803	831
Property, Plant and Equipment
Cost	17,223	16,305
Accumulated depreciation and amortization	(5,579)	(5,233)
Net property, plant and equipment	11,644	11,072
Other Noncurrent Assets
Regulatory assets	1,184	1,082
Operating lease right-of-use assets, net	55	57
Other	228	234
Total other noncurrent assets	1,467	1,373
Total Assets	$13,914	$13,276
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$172	$201
Accounts payable to affiliated companies	65	87
Notes payable to affiliated companies	83	30
Taxes accrued	110	49
Interest accrued	63	58
Current maturities of long-term debt	13	503
Asset retirement obligations	170	189
Regulatory liabilities	76	55
Other	98	112
Total current liabilities	850	1,284
Long-Term Debt	3,941	3,404
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,179	1,150
Asset retirement obligations	1,044	643
Regulatory liabilities	1,648	1,685
Operating lease liabilities	53	55
Accrued pension and other post-retirement benefit costs	151	148
Investment tax credits	168	164
Other	56	18
Total other noncurrent liabilities	4,299	3,863
Commitments and Contingencies
Equity
Member's Equity	4,674	4,575
Total Liabilities and Equity	$13,914	$13,276

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$299	$363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	416	395
Equity component of AFUDC	(18)	(13)
Deferred income taxes	11	108
Contributions to qualified pension plans	—	(2)
Payments for asset retirement obligations	(48)	(31)
(Increase) decrease in
Receivables	15	1
Receivables from affiliated companies	(5)	37
Inventory	10	(56)
Other current assets	12	91
Increase (decrease) in
Accounts payable	(1)	1
Accounts payable to affiliated companies	(22)	(9)
Taxes accrued	65	(14)
Other current liabilities	(2)	(12)
Other assets	(41)	(75)
Other liabilities	104	67
Net cash provided by operating activities	795	851
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(669)	(663)
Purchases of debt and equity securities	(24)	(19)
Proceeds from sales and maturities of debt and equity securities	15	15
Notes receivable from affiliated companies	—	(213)
Other	(24)	(33)
Net cash used in investing activities	(702)	(913)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	544	485
Payments for the redemption of long-term debt	(500)	(60)
Notes payable to affiliated companies	53	(167)
Distributions to parent	(200)	(200)
Net cash provided by (used in) financing activities	(103)	58
Net decrease in cash and cash equivalents	(10)	(4)
Cash and cash equivalents at beginning of period	25	24
Cash and cash equivalents at end of period	$15	$20
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$73	$82

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2019 and 2020
Member's
(in millions)	Equity
Balance at June 30, 2019	$4,546
Net income	156
Distributions to parent	(200)
Balance at September 30, 2019	$4,502

Balance at June 30, 2020	$4,655
Net income	119
Distributions to parent	(100)
Balance at September 30, 2020	$4,674

Nine Months Ended
September 30, 2019 and 2020
Member's
(in millions)	Equity
Balance at December 31, 2018	$4,339
Net income	363
Distributions to parent	(200)
Balance at September 30, 2019	$4,502

Balance at December 31, 2019	$4,575
Net income	299
Distributions to parent	(200)
Balance at September 30, 2020	$4,674

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating Revenues	$162	$168	$871	$956
Operating Expenses
Cost of natural gas	39	46	254	384
Operation, maintenance and other	75	78	234	241
Depreciation and amortization	45	43	133	127
Property and other taxes	13	14	37	39
Impairment charges	7	—	7	—
Total operating expenses	179	181	665	791
Operating (Loss) Income	(17)	(13)	206	165
Other Income and Expenses, net	16	7	44	19
Interest Expense	29	22	89	65
(Loss) Income Before Income Taxes	(30)	(28)	161	119
Income Tax (Benefit) Expense	(5)	(10)	6	22
Net (Loss) Income and Comprehensive (Loss) Income	$(25)	$(18)	$155	$97

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $9 at 2020 and $6 at 2019)	$93	$241
Receivables from affiliated companies	11	10
Inventory	47	72
Regulatory assets	119	73
Other	51	28
Total current assets	321	424
Property, Plant and Equipment
Cost	8,882	8,446
Accumulated depreciation and amortization	(1,713)	(1,681)
Net property, plant and equipment	7,169	6,765
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	287	290
Operating lease right-of-use assets, net	21	24
Investments in equity method unconsolidated affiliates	86	83
Other	279	121
Total other noncurrent assets	722	567
Total Assets	$8,212	$7,756
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$177	$215
Accounts payable to affiliated companies	63	3
Notes payable to affiliated companies	327	476
Taxes accrued	36	24
Interest accrued	37	33
Current maturities of long-term debt	160	—
Regulatory liabilities	101	81
Other	59	67
Total current liabilities	960	899
Long-Term Debt	2,620	2,384
Other Noncurrent Liabilities
Deferred income taxes	775	708
Asset retirement obligations	17	17
Regulatory liabilities	1,070	1,131
Operating lease liabilities	20	23
Accrued pension and other post-retirement benefit costs	7	3
Other	146	148
Total other noncurrent liabilities	2,035	2,030
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2020 and 2019	1,310	1,310
Retained earnings	1,287	1,133
Total equity	2,597	2,443
Total Liabilities and Equity	$8,212	$7,756

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$155	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135	129
Equity component of AFUDC	(14)	—
Impairment charges	7	—
Deferred income taxes	24	110
Equity in earnings from unconsolidated affiliates	(7)	(6)
Contributions to qualified pension plans	—	(1)
Provision for rate refunds	(27)	9
(Increase) decrease in
Receivables	164	192
Receivables from affiliated companies	(1)	12
Inventory	25	23
Other current assets	(59)	(95)
Increase (decrease) in
Accounts payable	(53)	(93)
Accounts payable to affiliated companies	60	12
Taxes accrued	16	(51)
Other current liabilities	(4)	(6)
Other assets	(14)	(10)
Other liabilities	7	(5)
Net cash provided by operating activities	414	317
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(641)	(751)
Contributions to equity method investments	—	(16)
Other	(18)	(10)
Net cash used in investing activities	(659)	(777)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	394	596
Payments for the redemption of long-term debt	—	(350)
Notes payable to affiliated companies	(149)	64
Capital contributions from parent	—	150
Net cash provided by financing activities	245	460
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$123	$121

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2019 and 2020
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at June 30, 2019	$1,310	$1,046	$2,356
Net loss	—	(18)	(18)
Balance at September 30, 2019	$1,310	$1,028	$2,338

Balance at June 30, 2020	$1,310	$1,312	$2,622
Net loss	—	(25)	(25)
Balance at September 30, 2020	$1,310	$1,287	$2,597

	Nine Months Ended September 30, 2019 and 2020
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2018	$1,160	$931	$2,091
Net income	—	97	97
Contribution from parent	150	—	150
Balance at September 30, 2019	$1,310	$1,028	$2,338

Balance at December 31, 2019	$1,310	$1,133	$2,443
Net income	—	155	155
Other	—	(1)	(1)
Balance at September 30, 2020	$1,310	$1,287	$2,597

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
BASIS OF CONSOLIDATION
These Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and subsidiaries or VIEs where the respective Duke Energy Registrants have control. See Note 12 for additional information on VIEs. These Condensed Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain jointly owned generation and transmission facilities.
COVID-19
The COVID-19 pandemic is having a significant impact on global health and economic environments. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and President Trump proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency. The Duke Energy Registrants are monitoring developments closely and responding appropriately. The company incurred approximately $39 million and $91 million of incremental COVID-19 costs before deferral for the three and nine months ended September 30, 2020, respectively, included in Operation, maintenance and other on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020, the company has deferred approximately $56 million of these incremental costs, which were primarily bad debt expense, personal protective equipment and cleaning supplies. Further, the company waived approximately $29 million and $54 million of late payment fees for the three and nine months ended September 30, 2020, respectively. See Notes 3, 5, 12, 13 and 16 for additional information as well as steps taken to mitigate the impacts to our business and customers from the COVID-19 pandemic.
OTHER CURRENT ASSETS
Included in Other within Current Assets on the Piedmont Condensed Consolidated Balance Sheets are prepaid assets of $23 million and $3 million as of September 30, 2020, and December 31, 2019, respectively. The prepaid assets relate to natural gas storage injections and inventory transfers classified as prepaid assets until winter season when the natural gas is moved to Inventory on the Piedmont Condensed Consolidated Balance Sheets under certain agreements.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

OTHER CURRENT LIABILITIES
Included in Other within Current Liabilities on the Duke Energy Condensed Consolidated Balance Sheet is a current liability of $935 million and $0 as of September 30, 2020, and December 31, 2019, respectively. The current liability, initially recorded in the second quarter and increased during the third quarter, primarily represents Duke Energy's share of ACP's obligations of outstanding debt and to satisfy ARO requirements to restore construction sites. See Notes 3, 4 and 12 for further information.
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
The following table presents cash received for the sale of noncontrolling interest and allocated losses to noncontrolling interest for the three and nine months ended September 30, 2020, and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Noncontrolling Interest Capital Contributions
Cash received for the sale of noncontrolling interest to tax equity members	$239	$7	$402	$200
Cash received for the sale of noncontrolling interest to pro rata share members	—	—	—	415
Total Noncontrolling Interest Capital Contributions	239	7	402	615
Noncontrolling Interest Allocation of Income
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	59	15	187	105
Allocated losses to noncontrolling members based on pro rata shares of ownership	11	4	21	5
Total Noncontrolling Interest Allocated Losses	$70	$19	$208	$110

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Duke Energy, Progress Energy and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. See Notes 10 and 12 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets.

	September 30, 2020			December 31, 2019
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$308	$70	$19	$311	$48	$17
Other	187	16	16	222	39	39
Other Noncurrent Assets
Other	105	102	—	40	39	—
Total cash, cash equivalents and restricted cash	$600	$188	$35	$573	$126	$56

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

INVENTORY
Provisions for inventory write-offs were not material at September 30, 2020, and December 31, 2019. The components of inventory are presented in the tables below.

	September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,341	$779	$1,021	$682	$340	$79	$314	$13
Coal	546	173	168	120	48	12	192	—
Natural gas, oil and other fuel	303	40	189	108	80	39	1	34
Total inventory	$3,190	$992	$1,378	$910	$468	$130	$507	$47

	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,297	$768	$1,038	$686	$351	$79	$318	$5
Coal	586	187	186	138	48	15	198	—
Natural gas, oil and other fuel	349	41	199	110	90	41	1	67
Total inventory	$3,232	$996	$1,423	$934	$489	$135	$517	$72

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
Duke Energy recorded cumulative effects of changes in accounting principles related to the adoption of new credit loss standard, for allowances for credit losses of trade and other receivables, insurance receivables and financial guarantees. These amounts are included in the Condensed Consolidated Balance Sheets in Receivables, Receivables of VIEs, Other Noncurrent Assets and Other Noncurrent Liabilities. See Notes 4 and 13 for more information.
Duke Energy recorded an adjustment for the cumulative effect of a change in accounting principle due to the adoption of this standard on January 1, 2020, as shown in the table below:

January 1, 2020
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Piedmont
Total pretax impact to Retained Earnings	$120	$16	$2	$1	$1	$1

The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of September 30, 2020.
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
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. In 2020, Duke Energy continues to evaluate recoverability of a renewable merchant plant located in the Electric Reliability Council of Texas West market due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. Duke Energy determined that the asset was not impaired as of September 30, 2020, because the carrying value of approximately $150 million approximates the aggregate estimated future undiscounted cash flows. A continued decline in energy market pricing would likely result in a future impairment. Duke Energy retained 51% ownership interest in this facility following the 2019 transaction to sell a minority interest in certain renewable assets.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's ownership interest in National Methanol Company.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended September 30, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,371	$217	$126	$6,714	$7	$—	$6,721
Intersegment revenues	8	24	—	32	17	(49)	—
Total revenues	$6,379	$241	$126	$6,746	$24	$(49)	$6,721
Segment income (loss)(a)(b)	$1,381	$(73)	$60	$1,368	$(103)	$—	$1,265
Less: Noncontrolling interests							70
Add: Preferred stock dividend							39
Net Income							$1,234
Segment assets	$138,142	$13,343	$6,541	$158,026	$3,387	$(4)	$161,409

	Three Months Ended September 30, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,569	$225	$138	$6,932	$8	$—	$6,940
Intersegment revenues	8	24	—	32	17	(49)	—
Total revenues	$6,577	$249	$138	$6,964	$25	$(49)	$6,940
Segment income (loss)(c)	$1,385	$26	$40	$1,451	$(124)	$—	$1,327
Less: Noncontrolling interests							19
Add: Preferred stock dividend							15
Net Income							$1,323

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

(a)
Electric Utilities and Infrastructure includes $19 million recorded within Impairment charges and $8 million recorded within Operations, maintenance and other on the Duke Energy Carolinas' Condensed Consolidated Statements of Operations related to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case and $8 million recorded within Operations, maintenance and other on Duke Energy Progress' Condensed Consolidated Statements of Operation related to a partial settlement in the Duke Energy Progress' 2019 North Carolina rate case. See Note 3 for more information. Additionally, Electric Utilities and Infrastructure includes $5 million of Impairment charges related to gas pipeline assets recorded on Duke Energy Progress' Condensed Consolidated Statements of Operations.

(b)
Gas Utilities and Infrastructure includes $78 million recorded within Equity in (losses) earnings of unconsolidated affiliates on the Condensed Consolidated Statements of Operations and $7 million in Impairment charges recorded on the Piedmont Condensed Consolidated Statements of Operations related to gas pipeline investments.

(c)
Electric Utilities and Infrastructure includes a $25 million reduction of a prior year impairment recorded at Citrus County CC related to the plant's cost cap and is recorded within Impairment charges on Duke Energy Florida's Condensed Consolidated Statements of Operations.

	Nine Months Ended September 30, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$16,571	$1,122	$378	$18,071	$20	$—	$18,091
Intersegment revenues	25	72	—	97	53	(150)	—
Total revenues	$16,596	$1,194	$378	$18,168	$73	$(150)	$18,091
Segment income (loss)(a)(b)(c)	$2,839	$(1,400)	$207	$1,646	$(299)	$—	$1,347
Less: Noncontrolling interests							208
Add: Preferred stock dividend							93
Net Income							$1,232

	Nine Months Ended September 30, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$17,357	$1,239	$362	$18,958	$18	$—	$18,976
Intersegment revenues	24	72	—	96	53	(149)	—
Total revenues	$17,381	$1,311	$362	$19,054	$71	$(149)	$18,976
Segment income (loss)(d)	$2,944	$292	$139	$3,375	$(328)	$—	$3,047
Less: Noncontrolling interests							110
Add: Preferred stock dividend							27
Net Income							$2,964

(a)
Electric Utilities and Infrastructure includes $19 million recorded within Impairment charges and $8 million recorded within Operations, maintenance and other on the Duke Energy Carolinas' Condensed Consolidated Statements of Operations related to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case and $8 million recorded within Operations, maintenance and other on Duke Energy Progress' Condensed Consolidated Statements of Operation related to a partial settlement in the Duke Energy Progress' 2019 North Carolina rate case. See Note 3 for more information. Additionally, Electric Utilities and Infrastructure includes $5 million of Impairment charges related to gas pipeline assets recorded on Duke Energy Progress' Condensed Consolidated Statements of Operations.

(b)
Gas Utilities and Infrastructure includes $2.1 billion recorded within Equity in (losses) earnings of unconsolidated affiliates on the Condensed Consolidated Statements of Operations and $7 million of Impairment charges recorded on the Piedmont Condensed Consolidated Statements of Operations related to gas pipeline investments. See Notes 3 and 12 for additional information.

(c)
Other includes a $98 million reversal, included in Operations, maintenance and other on the Condensed Consolidated Statements of Operations, of 2018 severance costs due to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case. See Note 3 for additional information.

(d)
Electric Utilities and Infrastructure includes a $25 million reduction of a prior year impairment recorded at Citrus County CC related to the plant's costs cap and is recorded within Impairment charges on Duke Energy Florida's Condensed Consolidated Statements of Operations.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended September 30, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$394	$79	$473	$—	$—	$473
Segment income/Net income	$63	$9	$72	$(2)	$—	$70
Segment assets	$6,448	$3,297	$9,745	$27	$(23)	$9,749

	Three Months Ended September 30, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$408	$81	$489	$—	$489
Segment income/Net income	$62	$13	$75	$(1)	$74

	Nine Months Ended September 30, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,070	$324	$1,394	$—	$1,394
Segment income/Net (loss) income	$137	$68	$205	$(4)	$201

	Nine Months Ended September 30, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,099	$354	$1,453	$—	$1,453
Segment income/Net (loss) income	$129	$65	$194	$(4)	$190

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
Duke Energy Carolinas and Duke Energy Progress
COVID-19 Filings
North Carolina
On March 10, 2020, Governor Roy Cooper declared a state of emergency due to the COVID-19 pandemic. On March 19, 2020, the NCUC issued an order directing that utilities under its jurisdiction suspend disconnections for nonpayment of utility bills during the state of emergency and allow for customers to enter into payment arrangements to pay off arrearages accumulated during the state of emergency after the end of the state of emergency. Additionally, to help mitigate the financial impacts of the COVID-19 pandemic on their customers, on March 19, 2020, Duke Energy Carolinas and Duke Energy Progress filed a request with the NCUC seeking authorization to waive: (1) any late payment charges incurred by a residential or nonresidential customer, effective March 21, 2020; (2) the application of fees for checks returned for insufficient funds for residential and nonresidential customers; (3) the reconnection charge when a residential or nonresidential customer seeks to have service restored for those customers whose service was recently disconnected for nonpayment and to work with customers regarding the other requirements to restore service, including re-establishment of credit; and (4) the fees and charges associated with the use of credit cards or debit cards to pay residential electric utility bills, effective March 21, 2020. The NCUC granted the companies’ request on March 20, 2020.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On July 29, 2020, the NCUC issued its Order Lifting Disconnection Moratorium and Allowing Collection of Arrearages Pursuant to Special Repayment Plans. The order contained the following: (1) public utilities may resume customer disconnections due to nonpayment for bills first rendered on or after September 1, 2020, after appropriate notice; (2) the late fee moratorium will continue through the end of the state of emergency or until further order of the commission; (3) Duke Energy utilities may reinstate fees for checks returned for insufficient funds as well as transaction fees for use of credit cards or debit cards for bills first rendered on or after September 1, 2020; and (4) no sooner than September 1, 2020, the collection of past-due or delinquent accounts accrued up to and including August 31, 2020, may proceed subject to conditions. Duke Energy Carolinas and Duke Energy Progress resumed normal billing practices as of October 1, 2020, with the exception of the billing of late payment charges. Customers were notified of the resumption of normal billing practices, the option of deferred payment arrangements and where to find assistance, if necessary. Service disconnections for nonpayment for residential customers resumed on November 2, 2020.
Duke Energy Carolinas and Duke Energy Progress filed a joint petition on August 7, 2020, with the NCUC for deferral treatment of incremental costs and waived customer fees due to the COVID-19 pandemic. On October 30, 2020, the NCUC issued an order extending deadlines to file comments on the joint petition to November 5, 2020, and reply comments to November 30, 2020. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
South Carolina
On March 13, 2020, Governor Henry McMaster declared a state of emergency due to the COVID-19 pandemic. The governor also issued a letter on March 14, 2020, to the ORS Executive Director regarding the suspension of disconnection of essential utility services for nonpayment. On March 18, 2020, the PSCSC issued an order approving such waivers, and also approved waivers for regulations related to late fees and reconnect fees. The PSCSC's order also required utilities to track the financial impacts of actions taken pursuant to such waivers for possible reporting to the PSCSC.
On May 13, 2020, the ORS filed a letter with the PSCSC that included a request from Governor McMaster that utilities proceed with developing and implementing plans for phasing in normal business operations. On May 14, 2020, the PSCSC conditionally vacated the regulation waivers regarding termination of service and suspension of disconnect fees. Prior to termination, utilities are to refer past-due customers to local organizations for assistance and/or deferred payment arrangements. Duke Energy Carolinas and Duke Energy Progress filed a report on June 30, 2020, as required by PSCSC order, reporting revenue impact, costs and savings related to COVID-19 to date. On August 14, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the PSCSC for approval of an accounting order to defer incremental COVID-19 related costs incurred through June 30, 2020, and for the ongoing months during the duration of the COVID-19 pandemic. The deferral request did not include lost revenues. Updates on cost impacts were filed on September 30, 2020, and included financial impacts through the end of August 2020. On October 16, 2020, the ORS requested the PSCSC delay taking formal action on the deferral request until the ORS and any intervenors complete discovery. The PSCSC issued an order on October 21, 2020, to grant additional time to complete discovery until January 20, 2021, and to establish a procedural schedule.
On August 17, 2020, Duke Energy Carolinas and Duke Energy Progress filed an update on their planned return to normal operations during the COVID-19 pandemic. Normal billing practices resumed in South Carolina as of October 1, 2020, and service disconnections for nonpayment resumed on October 12, 2020. Customers were notified of the resumption of normal billing practices, the option of payment arrangements and where to find assistance, if necessary. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
2020 North Carolina Storm Securitization Filings
On October 26, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC, as agreed to in partial settlements reached in the 2019 North Carolina Rate Cases for Duke Energy Carolinas and Duke Energy Progress, seeking authorization for the financing of each utilities’ storm recovery activities required as a result of Hurricane Florence, Hurricane Michael, Hurricane Dorian and Winter Storm Diego. Specifically, Duke Energy Carolinas and Duke Energy Progress requested that the NCUC find that their storm recovery costs and related financing costs are appropriately financed by debt secured by storm recovery property, and that the commission issue financing orders by which each utility may accomplish such financing using a securitization structure. The total revenue requirement over the proposed 15-year bond period for the storm recovery charges is approximately $262 million for Duke Energy Carolinas and $842 million for Duke Energy Progress. The NCUC has until March 10, 2021, to issue financing orders. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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
On May 6, 2020, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed a joint motion requesting that the NCUC issue an order scheduling one consolidated evidentiary hearing to consider the companies’ applications for net rate increases. On June 17, 2020, the NCUC issued an order adopting procedures for the expert witness hearings to take place in three phases: (1) a hearing on issues common to both rate cases conducted remotely; (2) a hearing on Duke Energy Carolinas specific rate case issues, followed immediately by; (3) a hearing on Duke Energy Progress specific rate case issues. On July 24, 2020, Duke Energy Carolinas filed its request for approval of its notice to customers required to implement temporary rates. On July 27, 2020, Duke Energy Carolinas filed a joint motion with Duke Energy Progress and the Public Staff notifying the commission that the parties reached a joint partial settlement with the Public Staff. Also on July 27, 2020, Duke Energy Carolinas filed a letter stating that it intended to update its temporary rates calculation to reflect the terms of the partial settlement.
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

•	Settlement to allow the deferral of costs for certain grid projects placed in service between June 1, 2020, and December 31, 2022, totaling $0.8 billion.
The remaining items litigated at hearing included recovery of deferred coal ash compliance costs that are subject to asset retirement obligation accounting, implementation of new depreciation rates and the amortization period of the loss on the hydro station sale.
On August 4, 2020, Duke Energy Carolinas filed an amended motion for approval of its amended notice to customers, seeking to exercise its statutory right to implement temporary rates subject to refund on or after August 24, 2020. The revenue requirement to be recovered, subject to refund, through the temporary rates is based on and consistent with the base rate component of the Second Partial Settlement with the Public Staff and excludes the items to be litigated noted above. Duke Energy Carolinas will not begin the amortization or implementation of these items until a final order is issued in the rate case and new base rates are implemented. These items will also be excluded when determining whether a refund of amounts collected through these temporary rates is needed. In addition, Duke Energy Carolinas also seeks authorization to place a temporary decrement EDIT Rider into effect, concurrent with the temporary base rate change. The temporary rate changes are not final rates and remain subject to the NCUC's determination of the just and reasonable rates to be charged by Duke Energy Carolinas on a permanent basis. The NCUC approved the August 4, 2020 amended temporary rates motion on August 6, 2020, and temporary rates went into effect on August 24, 2020.
The Duke Energy Carolinas evidentiary hearing concluded on September 18, 2020, and post-hearing filings were filed with the NCUC from all parties by November 4, 2020. Duke Energy Carolinas expects the NCUC to issue an order on its net rate increase before the end of the first quarter of 2021. Duke Energy Carolinas cannot predict the outcome of this matter.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Carolinas filed an application with the PSCSC for a rate increase for retail customers of approximately $168 million.

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Carolinas filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Carolinas were prejudiced by unlawful, arbitrary and capricious rulings by the PSCSC on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Carolinas' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Carolinas filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. On November 20, 2019, the South Carolina Energy Users Committee filed a Notice of Appeal and the ORS filed a Notice of Cross Appeal with the Supreme Court of South Carolina. On February 12, 2020, Duke Energy Carolinas and the ORS filed a joint motion to extend briefing schedule deadlines, which was approved by the Supreme Court of South Carolina on February 20, 2020. On March 10, 2020, the ORS filed a consent motion requesting withdrawal of their appeal, which was granted by the Supreme Court of South Carolina on April 30, 2020. Initial briefs were filed on April 21, 2020, which included the South Carolina Energy User's Committee brief arguing that the PSCSC erred in allowing Duke Energy Carolinas' recovery of costs related to the Lee Nuclear Station. Response briefs were filed on July 6, 2020, and reply briefs were filed on August 11, 2020. Oral arguments have not yet been scheduled by the Supreme Court of South Carolina. Based on legal analysis and the filing of the appeal, Duke Energy Carolinas has not recorded an adjustment for its deferred coal ash costs. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
2017 North Carolina Rate Case
On June 1, 2017, Duke Energy Progress filed an application with the NCUC for a rate increase for retail customers of approximately $477 million, which was subsequently adjusted to $420 million. On November 22, 2017, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9% and a capital structure of 52% equity and 48% debt. On February 23, 2018, the NCUC issued an order approving the stipulation. The Public Staff, the North Carolina Attorney General and the Sierra Club filed notices of appeal to the North Carolina Supreme Court.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
On May 6, 2020, Duke Energy Progress, Duke Energy Carolinas and the Public Staff filed a joint motion requesting that the NCUC issue an order scheduling one consolidated evidentiary hearing to consider the companies’ applications for net rate increases. On June 17, 2020, the NCUC issued an order adopting procedures for the expert witness hearings to take place in three phases: (1) a hearing on issues common to both rate cases conducted remotely; (2) a hearing on Duke Energy Carolinas specific rate case issues, followed immediately by; (3) a hearing on Duke Energy Progress specific rate case issues. On July 27, 2020, Duke Energy Progress filed a joint motion with Duke Energy Carolinas and the Public Staff notifying the commission that the parties reached a joint partial settlement with the Public Staff.
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

•	Settlement to allow the deferral of costs for certain grid projects placed in service between June 1, 2020, and December 31, 2022, of $0.5 billion.
The remaining items litigated at hearing included recovery of deferred coal ash compliance costs that are subject to asset retirement obligation accounting and implementation of new depreciation rates.
On August 7, 2020, Duke Energy Progress filed a motion for approval of notice required to implement temporary rates, seeking to exercise its statutory right to implement temporary rates subject to refund on or after September 1, 2020. The revenue requirement to be recovered subject to refund through the temporary rates is based on and consistent with the terms of the base rate component of the settlement agreements with the Public Staff and excludes items to be litigated noted above. Duke Energy Progress will not begin the amortization or implementation of these items until a final determination is issued in the rate case and new base rates are implemented. These items will also be excluded when determining whether a refund of amounts collected through these temporary rates is needed. In addition, Duke Energy Progress also seeks authorization to place a temporary decrement EDIT Rider into effect, concurrent with the temporary base rate change. The temporary rate changes are not final rates and remain subject to the NCUC's determination of the just and reasonable rates to be charged by Duke Energy Progress on a permanent basis. The NCUC approved the August 7, 2020 temporary rates motion on August 11, 2020, and temporary rates went into effect on September 1, 2020.
The Duke Energy Progress evidentiary hearing concluded on October 6, 2020, and post-hearing filings are due to be filed with the NCUC from all parties by December 4, 2020. Duke Energy Progress expects the NCUC to issue an order on its net rate increase by the end of the first quarter of 2021. Duke Energy Progress cannot predict the outcome of this matter.
Hurricane Dorian
Hurricane Dorian reached the Carolinas in September 2019 as a Category 2 hurricane making landfall within Duke Energy Progress’ service territory. Total estimated incremental operation and maintenance expenses incurred to repair and restore the system are approximately $168 million with an additional $4 million in capital investments made for restoration efforts. Approximately $145 million and $179 million of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, respectively. A request for an accounting order to defer incremental storm costs associated with Hurricane Dorian was included in Duke Energy Progress' October 30, 2019, general rate case filing with the NCUC. Terms of the June 2, 2020, Agreement and Stipulation of Partial Settlement removed incremental storm costs from the general rate case. A petition seeking to securitize these costs, along with costs from Hurricane Florence, Hurricane Michael and Winter Storm Diego, was filed on October 26, 2020, with the NCUC. The NCUC has until March 10, 2021, to issue financing orders. Duke Energy Progress cannot predict the outcome of this matter.
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
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Progress were prejudiced by unlawful, arbitrary and capricious rulings by the PSCSC on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Progress' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses, but allowing additional litigation-related costs. As a result of the Directive allowing litigation-related costs, customer rates were revised effective July 1, 2019. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Progress filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. The ORS filed a Notice of Cross Appeal on November 20, 2019. On February 12, 2020, Duke Energy Progress and the ORS filed a joint motion to extend briefing schedule deadlines, which was approved by the Supreme Court of South Carolina on February 20, 2020. On March 10, 2020, the ORS filed a consent motion requesting withdrawal of their appeal, which was granted by the Supreme Court of South Carolina on April 30, 2020. Initial briefs were filed on April 21, 2020. Response briefs were filed on July 6, 2020, and reply briefs were filed on August 11, 2020. Oral arguments have not yet been scheduled by the Supreme Court of South Carolina. Based on legal analysis and the filing of the appeal, Duke Energy Progress has not recorded an adjustment for its deferred coal ash costs. Duke Energy Progress cannot predict the outcome of this matter.
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
On December 27, 2019, Asheville Combined Cycle Unit 5 Combustion Turbine and Unit 6 Steam Turbine Generator and the common systems that serve combined cycle units went into commercial operation. Duke Energy Progress placed the Unit 7 Combustion Turbine into commercial operation in simple-cycle mode on January 15, 2020. The Unit 8 Steam Turbine Generator went into commercial operation on April 5, 2020. On June 2, 2020, Duke Energy Progress filed a request with the PSCSC for an accounting order for the deferral of post-in-service costs incurred in connection with the addition of the Asheville combined-cycle generating plant. The petition requested the PSCSC issue an accounting order authorizing Duke Energy Progress to defer post-in-service costs including the Asheville combined-cycle’s depreciation expense, property taxes, incremental O&M and carrying costs at WACC of approximately $8 million annually. On June 17, 2020, the PSCSC voted to approve the petition and issued its final order on July 6, 2020.
On October 8, 2018, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Hot Springs Microgrid Solar and Battery Storage Facility, which was approved with certain conditions on May 10, 2019. A hearing to update the NCUC on the status of the project was held on March 5, 2020. Construction began in May 2020 with commercial operation expected to begin in October 2021.
On July 27, 2020, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Woodfin Solar Facility, a 5-MW solar generating facility to be constructed on a closed landfill in Buncombe County. The expert hearing is scheduled for November 18, 2020.
FERC Return on Equity Complaints
On October 11, 2019, North Carolina Eastern Municipal Power Agency (NCEMPA) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA). Duke Energy Progress provides NCEMPA with service under the Full Requirements Power Purchase Agreement (FRPPA). The complaint alleges that the 11% stated return on equity (ROE) component contained in the FRPPA’s demand formula rate is unjust and unreasonable. On July 16, 2020, the FERC set this matter for hearing and settlement judge procedures and established a refund effective date of October 11, 2019. In its order setting the matter for settlement, the FERC allowed for variation to the base transmission-related ROE methodology developed in Order No. 569-A, through the introduction of “specific facts and circumstances” involving the parties to this case. The parties to this case are currently in FERC settlement procedures. It is Duke Energy Progress’ view that, in consideration of the specific facts and circumstances of risks under the provisions of the FRPPA, the stated 11% ROE applied to NCEMPA’s metered billing demand is just and reasonable. Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On October 16, 2020, North Carolina Electric Membership Corporation (NCEMC) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the FPA. The complaint alleges that the ROE component in the formula rate contained within the Power Supply and Coordination Agreement (PSCA) between NCEMC and Duke Energy Progress is unjust and unreasonable. The PSCA's return on equity is 11% as applied to the Production Capacity Rate for the requirements service provided by Duke Energy Progress. Under FPA Section 206, the earliest refund effective date that the FERC can establish is the date of the filing of the complaint. Duke Energy Progress will respond to the complaint and believes the 11% ROE is just and reasonable for the service provided under the contract. Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Florida
COVID-19 Filings
In March 2020, Governor Ron DeSantis directed the State Health Officer of Florida to declare a public health emergency in Florida related to the COVID-19 pandemic. The governor also issued an Executive Order on March 9, 2020, in which he declared a state of emergency in Florida and directed the Director of the Division of Emergency Management to implement the state’s Comprehensive Emergency Management Plan. On March 19, 2020, Duke Energy Florida filed a request to modify its tariff to allow it to waive late fees for customers, and on April 6, 2020, the FPSC issued an order approving the request. Duke Energy Florida had already voluntarily waived reconnect fees and credit card fees, and ceased disconnecting customers for nonpayment. On April 2, 2020, Duke Energy Florida filed a petition with the FPSC to accelerate a $78 million fuel cost refund to customers in the month of May 2020. Typically, the refund would be made over the course of 2021. The FPSC approved the petition on April 28, 2020. Duke Energy Florida resumed normal billing practices as of August 24, 2020, with the exception of the billing of late payment charges. Customers were notified of the resumption of normal billing practices, the option of deferred payment arrangements and where to find assistance, if necessary. Service disconnections for nonpayment for residential customers resumed on October 5, 2020.
Storm Restoration Cost Recovery
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover $223 million of estimated retail incremental storm restoration costs for Hurricane Michael, consistent with the provisions in the 2017 Settlement, and the FPSC approved the petition on June 11, 2019. The FPSC also approved allowing Duke Energy Florida to use the tax savings resulting from the Tax Act to recover these storm costs in lieu of implementing a storm surcharge. Approved storm costs are currently expected to be fully recovered by approximately year-end 2021. On November 22, 2019, Duke Energy Florida filed a petition for approval of actual retail recoverable storm restoration costs related to Hurricane Michael in the amount of $191 million plus interest. On May 19, 2020, Duke Energy Florida filed a supplemental true up reducing the actual retail recoverable storm restoration costs related to Hurricane Michael by approximately $3 million, resulting in a total request to recover $188 million actual retail recoverable storm restoration costs, plus interest. An Order Establishing Procedure was issued on January 30, 2020, and hearings are scheduled to begin December 8, 2020. Approximately $119 million and $204 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, respectively. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Florida filed a petition with the FPSC on December 19, 2019, to recover $169 million of estimated retail incremental storm restoration costs for Hurricane Dorian, consistent with the provisions in the 2017 Settlement and the FPSC approved the petition on February 24, 2020. Approved storm costs are being recovered over a 12-month period with rates effective in March 2020 and subject to true up. The final actual amount of $145 million was filed on September 30, 2020, and the FPSC will hold a hearing to determine the final amount of incremental costs. Approximately $38 million and $167 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, respectively, representing recoverable costs under the FPSC’s storm rule and Duke Energy Florida's OATT formula rates. Duke Energy Florida cannot predict the outcome of this matter.
Clean Energy Connection
On July 1, 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program. The program consists of 10 new solar generating facilities with combined capacity of approximately 750 MW. The program allows participants to support cost-effective solar development in Florida by paying a subscription fee based on per kilowatt-subscriptions and receiving a credit on their bill based on the actual generation associated with their portion of the solar portfolio. The estimated cost of the 10 new solar generation facilities is approximately $1 billion over the next four years, and this investment will be included in base rates offset by the revenue from the subscription fees. The credits will be included for recovery in the fuel cost recovery clause. A hearing on the petition is scheduled to begin on November 17, 2020. Duke Energy Florida cannot predict the outcome of this matter.
Crystal River Unit 3 Accelerated Decommissioning Filing
On May 29, 2019, Duke Energy Florida entered into a Decommissioning Services Agreement for the accelerated decommissioning of Crystal River Unit 3 located in Citrus County, Florida, with ADP CR3, LLC and ADP SF1, LLC, each of which is a wholly owned subsidiary of Accelerated Decommissioning Partners, LLC (ADP), a joint venture between NorthStar Group Services, Inc. and Orano USA LLC. The agreement will allow for completion of the decommissioning of Crystal River Unit 3 by 2027, rather than 2074 as originally planned. Duke Energy Florida will also sell and assign the spent nuclear fuel, storage canisters, high-level waste and existing dry spent fuel storage installation and certain related assets, together with certain associated liabilities and obligations to ADP SF1, LLC. Duke Energy Florida expects that the assets of the Nuclear Decommissioning Trust Fund as of September 30, 2020, will be sufficient to cover the contract price. The U.S. Nuclear Regulatory Commission approved the transaction on April 1, 2020, and the FPSC issued an order approving the transaction on August 27, 2020. The agreement closed on October 1, 2020.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Storm Protection Plan
On April 10, 2020, Duke Energy Florida filed its initial Storm Protection Plan (SPP) with the FPSC. The SPP outlines storm protection programs over a 10-year planning period intended to enhance the existing infrastructure for the purpose of reducing restoration costs and reducing outage times associated with extreme weather conditions therefore improving overall service reliability. On July 31, 2020, Duke Energy Florida entered into a settlement with certain intervenors in support of this filing. On August 28, 2020, the FPSC unanimously approved the settlement agreement, which effectively approves the 2020-2029 SPP as-filed, without modification.
Duke Energy Ohio
Duke Energy Ohio COVID-19 Filings
In response to the COVID-19 pandemic, on March 9, 2020, Governor Mike DeWine declared a state of emergency in the state of Ohio. The PUCO issued an order directing utilities to cease disconnections for nonpayment and waive late payment and reconnection fees and to minimize direct customer contact. The PUCO also directed utilities to maintain flexible payment plans and tariff interpretations to assist customers during this crisis and to seek any regulatory waivers, if necessary. In response, Duke Energy Ohio ceased all disconnections except for safety-related concerns and waived late payment and reconnection fees. On March 19, 2020, Duke Energy Ohio filed its compliance plan with the PUCO and sought waiver of several regulations to minimize direct customer contact. On May 4, 2020, Duke Energy Ohio filed a motion to suspend payment rules to enable proactive outreach to residential customers offering additional options for managing their utility bills. PUCO found the proposal to address the state of emergency and the accompanying waivers reasonable and directed Duke Energy Ohio to work with the PUCO Staff on a comprehensive plan for resumption of activities and operations, to be filed 45 days before resumption of activities. The transition plan to resume normal operations to pre-COVID-19 levels was filed on June 26, 2020, and approved by the PUCO on July 29, 2020. It included resuming suspended work and activities beginning August 10, 2020, and resuming disconnections in September 2020.
On April 16, 2020, Duke Energy Ohio filed an application for a Reasonable Arrangement to temporarily lower the minimum bill for demand-metered commercial and industrial customers. On June 17, 2020, the PUCO denied Duke Energy Ohio's application for a reasonable arrangement and ordered Duke Energy Ohio to work with the PUCO Staff on payment arrangements for impacted nonresidential customers.
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
Duke Energy Kentucky COVID-19
In response to the COVID-19 pandemic, on March 6, 2020, Governor Andy Beshear declared a state of emergency in the commonwealth of Kentucky. The KPSC issued an order directing utilities to cease disconnections for nonpayment and waive late payment fees. The KPSC also directed utilities to maintain flexible payment plans and tariff interpretations to assist customers during this crisis and to seek any regulatory waivers, if necessary. In response, Duke Energy Kentucky ceased all disconnections except for safety-related concerns and waived late payment and reconnection fees. On September 21, 2020, the KPSC issued an order ending the disconnection moratorium for residential and nonresidential customers effective no earlier than October 20, 2020. Utilities are required to offer residential customers a default payment plan for any arrearages accumulated through the October 2020 billing cycle. Utilities are permitted to resume assessment of late payment charges for nonresidential customers beginning October 20, 2020, and for residential customers after December 31, 2020. Duke Energy Kentucky will follow the order, as clarified on September 30, 2020, by the KPSC.
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

Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio requested an estimated annual increase of approximately $15 million and a return on equity of 10.4%. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO including a $19 million decrease in annual base distribution revenue with a return on equity unchanged from the current rate of 9.84% based upon a capital structure of 50.75% equity and 49.25% debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ended as these costs would be recovered through base rates. The Stipulation also renewed 14 existing riders, some of which were included in Duke Energy Ohio's ESP, and added two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the Power Future Initiatives Rider (formerly PowerForward Rider) to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, began to reflect the lower federal income tax rate associated with the Tax Act with updates to customers’ bills beginning April 1, 2018. This change reduced electric revenue by approximately $20 million on an annualized basis. On December 19, 2018, the PUCO approved the Stipulation without material modification. New base rates were implemented effective January 2, 2019. On September 13, 2019, and September 16, 2019, Interstate Gas Supply/Retail Supply Association and the OCC, respectively, filed appeals to the Supreme Court of Ohio claiming the PUCO’s order was in error. On March 13, 2020, the Supreme Court of Ohio dismissed OCC's appeal. On April 22, 2020, the Supreme Court of Ohio dismissed all remaining appeals of the PUCO's December 19, 2018 order approving the Stipulation. The case has been resolved.
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
On July 23, 2019, House Bill 6 (HB 6) was signed into law that became effective January 1, 2020. Among other things, the bill allows for funding of two nuclear generating facilities located in Northern Ohio through a charge on utility bills owned by Energy Harbor (f/k/a FirstEnergy Solutions), repeal of energy efficiency mandates, and recovery of prudently incurred costs, net of any revenues, for Ohio investor-owned utilities that are participants under the OVEC power agreement. The recovery shall be through a non-bypassable rider that is to replace any existing recovery mechanism approved by the PUCO and will remain in place through 2030. The amounts recoverable from customers will be subject to an annual cap, with incremental costs that exceed such cap eligible for deferral and recovery subject to review. See Note 12 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. In July 2020, legislation to repeal HB 6 was proposed in both the Ohio House and Senate, with subsequent hearings to receive witness testimony. Duke Energy Ohio cannot predict the outcome of this matter.
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
On June 8, 2020, Duke Energy Ohio filed an application to implement a voluntary energy efficiency program portfolio to commence on January 1, 2021. The application proposes a mechanism for recovery of program costs, lost margins and a shared savings incentive mechanism similar to those previously approved by the PUCO. On June 17, 2020, the PUCO, on its own motion, struck Duke Energy Ohio’s proposal to include a shared savings mechanism in its plan finding such incentives are not permissible or supportable under Ohio law. On June 26, 2020, Duke Energy Ohio withdrew its application. On October 9, 2020, Duke Energy Ohio filed an application to implement a voluntary efficiency program portfolio to commence on January 1, 2021. The application proposes a mechanism for recovery of program costs and a benefit associated with avoided transmission and distribution costs. Duke Energy Ohio cannot predict the outcome of this matter.
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC) and that construction of the pipeline extension is expected to be completed before the 2021/2022 winter season. An evidentiary hearing for a Certificate of Environmental Compatibility and Public Need concluded on April 11, 2019. Briefs were filed on May 13, 2019, and reply briefs were filed on June 10, 2019. On November 21, 2019, the Ohio Power Siting Board (OPSB) approved Duke Energy Ohio's application subject to 41 conditions on construction. Applications for rehearing were filed by several stakeholders on December 23, 2019, arguing that the OPSB approval was incorrect. On February 20, 2020, the OPSB denied the rehearing requests. On April 15, 2020, Joint Appellants filed a notice of appeal at the Supreme Court of Ohio of the OPSB’s decision approving Duke Energy Ohio’s Central Corridor application. On June 4, 2020, the OPSB filed a motion to dismiss claims raised by one of the Joint Appellants and on August 5, 2020, the Supreme Court of Ohio dismissed one of the Joint Appellants from the appeal. Joint Appellants filed their merit briefs on August 26, 2020. Appellee briefs were filed October 15, 2020. On September 22, 2020, Duke Energy Ohio filed an application with OPSB for approval to amend the certificated pipeline route. Duke Energy Ohio cannot predict the outcome of this matter.

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
On March 31, 2020, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2019 seeking recovery of approximately $39 million in remediation costs incurred during 2019. On July 23, 2020, the staff recommended a disallowance of approximately $4 million for work the staff believes occurred in areas not authorized for recovery. Additionally, the staff recommended insurance proceeds, net of litigation costs and attorney fees, should be reimbursed to customers and not be held by Duke Energy Ohio until all investigation and remediation is complete. Duke Energy Ohio filed comments in response to the staff report on August 21, 2020. Duke Energy Ohio cannot predict the outcome of this matter.
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
Duke Energy Kentucky Electric Base Rate Case
On September 3, 2019, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $46 million. On January 31, 2020, Duke Energy Kentucky filed rebuttal testimony updating its rate increase calculations to approximately $44 million. Hearings concluded on February 20, 2020, and briefing was completed March 20, 2020. On April 27, 2020, the KPSC issued its decision approving a $24 million increase for Duke Energy Kentucky with a 9.25% return on equity. The KPSC denied Duke Energy Kentucky’s major storm deferral mechanism and EV and battery storage pilots. The KPSC approved Duke Energy Kentucky’s Green Source Advantage tariff. New customer rates were effective on May 1, 2020. On May 18, 2020, Duke Energy Kentucky filed its motion for rehearing and on June 4, 2020, the motion was granted in part and denied in part by the KPSC. On October 16, 2020, the KPSC issued an Order on Rehearing authorizing an additional $4 million increase in revenue requirement bringing the total authorized revenue requirement increase to $28 million. Revised customer rates will take effect in November 2020.
Duke Energy Indiana
COVID-19 Filing
In response to the COVID-19 pandemic, on March 6, 2020, Governor Eric Holcomb declared a public health disaster emergency in the state of Indiana, which is currently extended through December 1, 2020. Duke Energy Indiana had already voluntarily suspended all disconnections and waived late payment fees and check return fees. The utility also waived credit card fees for residential customers. The Executive Order requiring utilities in the state to suspend disconnection of utility service expired July 1, 2020.
On May 8, 2020, Duke Energy Indiana, along with other Indiana utilities, filed a request with the IURC for approval of deferral treatment for costs and revenue reductions associated with the COVID-19 pandemic. The utilities requested initial deferral approval in July 2020, with individual subdockets for each utility to be established for consideration of utility-specific cost and revenue impacts, cost recovery timing and customer payment plans. On June 29, 2020, the IURC issued an order in Phase 1 wherein it extended the disconnection moratorium for jurisdictional utilities until August 14, 2020, along with requiring six-month payment arrangements, waiver of late fees, reconnection fees, convenience fees and deposits. The IURC permitted jurisdictional utilities to use regulatory accounting for any impacts associated with the prohibition on utility disconnections, waiver or exclusion of certain utility fees (i.e., late fees, convenience fees, deposits, and reconnection fees), the use of expanded payment arrangements to aid customers, and for COVID-19 related uncollectible and incremental bad debt expense. The IURC did not permit recovery of lost revenues due to load reduction or carrying costs. In Phase 2 filings, individual utilities may choose to request regulatory accounting for other COVID-19 related operation and maintenance costs wherein evidence of the impact of any costs or offsetting savings can be presented and considered in an evidentiary hearing. On August 12, 2020, the IURC issued a supplemental order extending the requirement for six-month payment arrangements and waiver of certain customer fees for another 60 days, but did not extend the disconnect moratorium. As such, Duke Energy Indiana resumed service disconnections for nonpayment in mid-September 2020. Normal billing practices resumed in mid-October 2020, except that Duke Energy Indiana has committed to provide extended payment arrangements and waive credit card and pay station fees for residential customers through the end of 2020. Customers were notified of the resumption of normal billing practices, the option of deferred payment arrangements and where to find assistance, if necessary. Duke Energy Indiana cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020. On June 29, 2020, the IURC issued the order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order provided for an overall cost of capital of 5.7% based on a 9.7% return on equity and a 53% equity component of the capital structure, and approved Duke Energy Indiana’s requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport IGCC Plant. The IURC reduced Duke Energy Indiana’s request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction is due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% is due to the approved 9.7% return on equity versus requested 10.4% and approximately 20% is related to miscellaneous earnings neutral adjustments. Step one rates are estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates are estimated to be the remaining 25% of the total rate increase and will be effective in the first quarter of 2021. Several groups filed notices of appeal of the IURC order on July 29, 2020. Appellate briefs were filed on October 14, 2020, focusing on three issues: wholesale sales allocations, coal ash basin cost recovery and the Edwardsport IGCC operating and maintenance expense level approved. The case will be fully briefed by year-end, with a decision expected in the first quarter of 2021. Duke Energy Indiana cannot predict the outcome of this matter.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s rate case, the IURC approved coal ash basin closure costs expended through 2018 including financing costs as a regulatory asset and included in rate base. The IURC opened a subdocket to deal with the post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020, and the parties have agreed on a delayed briefing schedule that allows for the Indiana Rate Case appeal to proceed. Briefing will be completed by mid-May 2021. Duke Energy Indiana cannot predict the outcome of this matter.
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
On July 29, 2020, the NCUC issued its Order Lifting Disconnection Moratorium and Allowing Collection of Arrearages Pursuant to Special Repayment Plans. The order contained the following: (1) public utilities may resume customer disconnections due to nonpayment for bills first rendered on or after September 1, 2020, after appropriate notice; (2) the late fee moratorium will continue through the end of the state of emergency or until further order of the commission; (3) Duke Energy utilities may reinstate fees for checks returned for insufficient funds as well as transaction fees for use of credit cards or debit cards for bills first rendered on or after September 1, 2020; and (4) no sooner than September 1, 2020, the collection of past-due or delinquent accounts accrued up to and including August 31, 2020, may proceed subject to conditions.
Normal billing practices resumed as of October 1, 2020, with the exception of billing of late payment charges. Service disconnections for nonpayment resumed on November 4, 2020. Customers were notified of the resumption of normal billing practices, the option of payment arrangements and where to find assistance, if necessary. The NCUC's moratorium for the billing of late payment charges is still in effect until further order from the NCUC. Piedmont cannot predict the outcome of this matter.
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

On May 13, 2020, the ORS filed a letter with the PSCSC that included a request from Governor McMaster that utilities proceed with developing and implementing plans for phasing in normal business operations. On May 14, 2020, the PSCSC conditionally vacated the regulation waivers regarding termination of service and suspension of disconnect fees. Prior to termination, utilities are to refer past-due customers to local organizations for assistance and/or deferred payment arrangements. Piedmont filed a report on June 30, 2020, as required by PSCSC order, reporting revenue impact, costs and savings related to COVID-19 to date. Updates on cost impacts were filed on September 30, 2020, and included financial impacts through the end of August 2020.
On September 30, 2020, Piedmont filed an update on their planned return to normal operations during the COVID-19 pandemic. Normal billing practices resumed as of October 1, 2020, and service disconnections for nonpayment resumed on November 4, 2020. Customers were notified of the resumption of normal billing practices, the option of payment arrangements and where to find assistance, if necessary.
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
The TPUC held its regularly scheduled Commission Conference electronically on August 10, 2020, and on September 16, 2020, issued an Order Lifting Suspension of Disconnections of Service for Lack of Payment with Conditions, effective August 29, 2020. The conditions relate to required customer communications, payment plan options for past-due amounts and ongoing reporting to the TPUC. Potential recovery of costs related to the COVID-19 pandemic may be considered in future, individual docketed proceedings.
On October 15, 2020, Piedmont filed a report on their planned return to normal operations during the COVID-19 pandemic. Normal billing practices resumed as of October 1, 2020, and service disconnections for nonpayment resumed on November 4, 2020. Customers were notified of the resumption of normal billing practices, the option of payment arrangements and where to find assistance, if necessary.
2020 Tennessee Rate Case
On July 2, 2020, Piedmont filed an application with the TPUC, its first general rate case in Tennessee in nine years, for a rate increase for retail customers of approximately $30 million, which represents an approximate 15% increase in annual revenues. The rate increase is driven by significant infrastructure upgrade investments since its previous rate case. Approximately half of the plant additions being added to rate base are categories of capital investment not covered under the IMR mechanism, which was approved in 2013. On August 25, 2020, the TPUC issued the procedural schedule for this case, targeting the hearing to begin on January 11, 2021. The TPUC is required to render a decision on this matter on or before April 1, 2021. Piedmont cannot predict the outcome of this matter.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline, LLC
Atlantic Coast Pipeline (ACP pipeline) is an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. Duke Energy indirectly owns a 47% interest, which is accounted for as an equity method investment through its Gas Utilities and Infrastructure segment.
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
On July 5, 2020, Dominion Energy, Inc. announced a sale of substantially all of its gas transmission and storage segment assets, operations core to the ACP pipeline project.
As a result of the uncertainty created by the NWP 12 rulings, the potential impact on the cost and schedule for the project, the ongoing legal challenges and the risk of additional legal challenges and delays through the construction period and Dominion’s decision to sell substantially all of its gas transmission and storage segment assets, Duke Energy's Board of Directors and management decided that it was not prudent to continue to invest in the project. On July 5, 2020, Duke Energy and Dominion announced the cancellation of the ACP pipeline project.

FINANCIAL STATEMENTS	REGULATORY MATTERS

As a result, Duke Energy recorded pretax charges to earnings of approximately $2.1 billion for the nine months ended September 30, 2020, within Equity in (losses) earnings of unconsolidated affiliates on the Duke Energy Condensed Consolidated Statements of Operations. The tax benefit associated with this cancellation was $389 million and is recorded in Income Tax Expense (Benefit) on the Duke Energy Condensed Consolidated Statements of Operations. Additional charges of less than $50 million are expected to be recorded within the next 12 months as ACP incurs obligations to exit operations.
As part of the pretax charges to earnings of approximately $2.1 billion, Duke Energy established liabilities related to the cancellation of the ACP pipeline project of $927 million and $19 million within Other Current Liabilities and Other Noncurrent Liabilities, respectively, in the Gas Utilities and Infrastructure segment. The liability represents Duke Energy's obligation of approximately $860 million to fund ACP's outstanding debt and approximately $86 million to satisfy ARO requirements to restore construction sites.
See Notes 1, 4 and 12 for additional information regarding this transaction.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2020, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	582	$141
Allen Steam Station Units 4-5(b)	516	321
Cliffside Unit 5(b)	544	355
Duke Energy Progress
Mayo Unit 1(b)	727	673
Roxboro Units 3-4(b)	1,392	486
Duke Energy Indiana
Gallagher Units 2 and 4(c)	280	112
Gibson Units 1-5(d)	3,132	1,683
Cayuga Units 1-2(d)	1,005	935
Total Duke Energy	8,178	$4,706

(a)
As part of the 2015 resolution of a lawsuit involving alleged New Source Review violations, Duke Energy Carolinas must retire Allen Steam Station Units 1 through 3 by December 31, 2024. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives.

(b)
These units are included in the IRP filed by Duke Energy Carolinas and Duke Energy Progress in North Carolina and South Carolina on September 1, 2020. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives. In 2019, Duke Energy Carolinas and Duke Energy Progress filed North Carolina rate cases that included depreciation studies that accelerate end of life dates for these plants. A decision by NCUC is expected by the end of the first quarter 2021.

(c)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters.

(d)
On July 1, 2019, Duke Energy Indiana filed its 2018 IRP with the IURC. The 2018 IRP included scenarios evaluating the potential retirement of coal-fired generating units at Gibson and Cayuga. The rate case filed July 2, 2019, included proposed depreciation rates reflecting retirement dates from 2026 to 2038. The depreciation rates reflecting these updated retirement dates were approved by the IURC as part of the rate case order issued on June 29, 2020.

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

(in millions)	September 30, 2020	December 31, 2019
Reserves for Environmental Remediation
Duke Energy	$66	$58
Duke Energy Carolinas	16	11
Progress Energy	15	16
Duke Energy Progress	5	4
Duke Energy Florida	8	9
Duke Energy Ohio	22	19
Duke Energy Indiana	5	4
Piedmont	8	8

Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$56
Duke Energy Carolinas	12
Duke Energy Ohio	38
LITIGATION
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in North Carolina Business Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. Due to COVID-19, the court has issued a new scheduling order and the trial is now scheduled for January 2022. Fact and expert discovery is scheduled to be completed by mid-November 2020. The parties are required to file all dispositive pre-trial motions by December 4, 2020. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
NTE Carolinas II, LLC Litigation
In November 2017, Duke Energy Carolinas entered into a standard FERC interconnection agreement with NTE Carolinas II, LLC (NTE), a company that intended to build a combined-cycle natural gas plant in Rockingham County, North Carolina. On September 6, 2019, Duke Energy Carolinas filed a lawsuit in Mecklenburg County Superior Court against NTE for breach of contract and alleging that NTE's failure to pay benchmark payments for Duke Energy Carolinas' transmission system upgrades required under the interconnection agreement constituted a termination of the interconnection agreement. Duke Energy Carolinas is seeking a monetary judgment against NTE because NTE failed to make multiple milestone payments. The lawsuit was moved to federal court in North Carolina. NTE filed a motion to dismiss Duke Energy Carolinas’ complaint and brought counterclaims alleging anti-competitive conduct and violations of state and federal statutes. Duke Energy Carolinas filed a motion to dismiss NTE's counterclaims.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

On May 21, 2020, FERC issued a decision, in response to an NTE petition, ruling (i) that it has exclusive jurisdiction to determine whether a transmission provider may terminate a Large Generator Interconnection Agreement (LGIA), (ii) FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer, and (iii) Duke Energy may not announce the termination of a conforming LGIA unless FERC has approved the termination. On May 27, 2020, NTE filed FERC's May 21, 2020, Order as a notice of supplemental authority with the federal district court where its Motion to Dismiss is pending. On June 1, 2020, Duke Energy Carolinas filed a response to NTE’s notice of supplemental authority noting that FERC declined to address the merits of any breach of contract claim relating to the LGIA and that the federal court then necessarily retains exclusive authority to award damages for NTE’s breach.
On August 17, 2020, the court denied both NTE’s and Duke Energy Carolinas’ Motion to Dismiss. The parties are now preparing to commence discovery. Duke Energy Carolinas cannot predict the outcome of this matter.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2020, there were 159 asserted claims for non-malignant cases with cumulative relief sought of up to $41 million, and 68 asserted claims for malignant cases with cumulative relief sought of up to $23 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $578 million at September 30, 2020, and $604 million at December 31, 2019. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2040 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2040 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $714 million in excess of the self-insured retention. Receivables for insurance recoveries were $704 million at September 30, 2020, and $742 million at December 31, 2019. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
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
Duke Energy Florida
Power Purchase Dispute Arbitration
Duke Energy Florida, on behalf of its customers, entered into a PPA for the purchase of firm capacity and energy from a qualifying facility under the Public Utilities Regulatory Policies Act of 1978. Duke Energy Florida determined the qualifying facility did not perform in accordance with the PPA, and Duke Energy Florida terminated the PPA. The qualifying facility counterparty filed a confidential American Arbitration Association (AAA) arbitration demand, challenging the termination of the PPA and seeking damages. Duke Energy Florida denies liability and is vigorously defending the arbitration claim. The final arbitration hearing is scheduled for December 2020. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication (the court) challenging the Indiana Department of Environmental Management’s December 10, 2019, partial approval of Duke Energy Indiana’s ash pond closure plan. On March 11, 2020, Duke Energy Indiana filed a Motion to Dismiss. On May 5, 2020, the court denied the motion. The parties are completing discovery and have until December 22, 2020, to file dispositive motions. If these claims survive dispositive motions, a hearing is scheduled for April 2021. Duke Energy Indiana cannot predict the outcome of this matter. See Note 6 for additional information.
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

(in millions)	September 30, 2020	December 31, 2019
Reserves for Legal Matters
Duke Energy	$60	$62
Duke Energy Carolinas	2	2
Progress Energy	52	55
Duke Energy Progress	9	12
Duke Energy Florida	23	22
Piedmont	1	1

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
As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The reserve for credit losses for insurance receivables based on adoption of the new standard is $15 million for Duke Energy and Duke Energy Carolinas as of September 30, 2020. Insurance receivables are evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy has recognized $860 million related to the guarantees of its portion of ACP's outstanding debt of which $95 million was previously recognized due the adoption of new guidance for credit losses effective January 1, 2020. This reserve is included within Other current liabilities on the Condensed Consolidated Balance Sheets at September 30, 2020. See Notes 1, 3 and 12 for more information. The remaining reserve for credit losses for financial guarantees of $4 million at September 30, 2020, is included within Other noncurrent liabilities on the Duke Energy's Condensed Consolidated Balance Sheets. Management considers financial guarantees for evaluation under this standard based on the anticipated amount outstanding at the time of default. The reserve for credit losses is based on the evaluation of the contingent components of financial guarantees. Management evaluates the risk of default, exposure and length of time remaining in the period for each contract.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

				Nine Months Ended September 30, 2020
					Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest		Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate		Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
May 2020(a)	Jun 2030	2.450%		$500	$500	$—	$—	$—	$—	$—	$—
May 2020(b)	Jun 2050	3.350%		400	—	—		—	—	—	400
August 2020(c)	Feb 2022	0.430%	(d)	700	—	—	700	—	—	—	—
September 2020(e)	Sep 2025	0.900%		650	650	—	—	—	—	—	—
September 2020(e)	Jun 2030	2.450%		350	350	—	—	—	—	—	—
First Mortgage Bonds
January 2020(f)	Feb 2030	2.450%		500	—	500	—	—	—	—	—
January 2020(f)	Aug 2049	3.200%		400	—	400	—	—	—	—	—
March 2020(g)	Apr 2050	2.750%		550	—	—	—	—	—	550	—
May 2020(b)	Jun 2030	2.125%		400	—	—	—	—	400	—	—
June 2020(b)	Jun 2030	1.750%		500	—	—	—	500	—	—	—
August 2020(h)	Aug 2050	2.500%		600	—	—	600	—	—	—	—
Total issuances				$5,550	$1,500	$900	$1,300	$500	$400	$550	$400

(a)	Debt issued to repay $500 million borrowing made under Duke Energy (Parent) revolving credit facility in March 2020, and for general corporate purposes.

(b)	Debt issued to repay short-term debt and for general corporate purposes.

(c)	Debt issued to repay $700 million two-year term loan facility expiring in December 2020.

(d)	Debt issuance has a floating interest rate.

(e)	Debt issued to repay a portion of outstanding commercial paper, to repay a portion of Duke Energy (Parent)'s outstanding $1.7 billion term loan due March 2021 and for general corporate purposes.

(f)	Debt issued to repay at maturity $450 million first mortgage bonds due June 2020 and for general corporate purposes.

(g)	Debt issued to repay at maturity $500 million first mortgage bonds due July 2020 and to pay down short-term debt.

(h)	Debt issued to repay at maturity $300 million first mortgage bonds due September 2020 and for general corporate purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		September 30, 2020
Unsecured Debt
Progress Energy, Inc	January 2021	4.400%		$500
Duke Energy (Parent)	May 2021	0.765%	(a)	500
Piedmont	June 2021	4.240%		160
Duke Energy (Parent)	September 2021	3.550%		500
Duke Energy (Parent)	September 2021	1.800%		750
Secured Debt
Duke Energy Florida	April 2021	1.035%	(a)	250
First Mortgage Bonds
Duke Energy Carolinas	June 2021	3.900%		500
Duke Energy Florida	August 2021	3.100%		300
Duke Energy Progress	September 2021	3.000%		500
Duke Energy Progress	September 2021	8.625%		100
Other(b)				609
Current maturities of long-term debt				$4,669
(a)    Debt has a floating interest rate.
(b)    Includes finance lease obligations, amortizing debt and small bullet maturities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	September 30, 2020
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,475	$1,250	$800	$625	$600	$600
Reduction to backstop issuances
Commercial paper(b)	(2,007)	(693)	(300)	(308)	(62)	(106)	(229)	(309)
Outstanding letters of credit	(40)	(34)	(4)	(2)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,872	$1,923	$1,171	$940	$738	$519	$290	$291

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.

Term Loan Facility
In response to market volatility and ongoing liquidity impacts from COVID-19, in March 2020, Duke Energy (Parent) entered into a $1.5 billion, 364-day Term Loan Credit Agreement, borrowing the full $1.5 billion available on March 19, 2020. The term loan contains a provision for increasing the amount available for borrowing by up to $500 million. Duke Energy (Parent) exercised this provision on March 27, 2020, borrowing an additional $188 million. Proceeds were used to reduce outstanding commercial paper and for general corporate purposes. In the third quarter of 2020, Duke Energy (Parent) repaid $844 million of the loan. Refer to Note 1 for additional information on the COVID-19 pandemic.
Other Credit Facilities

	September 30, 2020
(in millions)	Facility size	Amount drawn
Duke Energy (Parent) Three-Year Revolving Credit Facility	$1,000	$500

In August 2020, Duke Energy Progress repaid its $700 million two-year term loan facility.
6. ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants record AROs when there is a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Actual costs incurred could be materially different from current estimates that form the basis of the recorded AROs.

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS

The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$6,815	$2,658	$4,107	$3,606	$501	$—	$—	$—
Closure of ash impoundments	6,458	3,049	2,172	2,150	22	51	1,186	—
Other	381	67	76	44	32	40	28	17
Total ARO	$13,654	$5,774	$6,355	$5,800	$555	$91	$1,214	$17
Less: Current portion	742	267	297	297	—	7	170	—
Total noncurrent ARO	$12,912	$5,507	$6,058	$5,503	$555	$84	$1,044	$17
(a)    Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
ARO Liability Rollforward
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019(a)	$13,318	$5,734	$6,471	$5,893	$578	$80	$832	$17
Accretion expense(b)	408	195	187	171	16	3	22	—
Liabilities settled(c)	(540)	(151)	(333)	(293)	(40)	(1)	(56)	—
Liabilities incurred in the current year	17	—	—	—	—	—	—	—
Revisions in estimates of cash flows(d)	451	(4)	30	29	1	9	416	—
Balance at September 30, 2020	$13,654	$5,774	$6,355	$5,800	$555	$91	$1,214	$17

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)
For the nine months ended September 30, 2020, substantially all accretion expense relates to Duke Energy's regulated operations and has been deferred in accordance with regulatory accounting treatment.

(c)	Primarily relates to ash impoundment closures.

(d)
Primarily relates to increases in closure estimates for certain ash impoundments as a result of certain changes in estimates and the impact of Hoosier Environmental Council’s petition filed with the court challenging the Indiana Department of Environmental Management’s partial approval of Duke Energy Indiana’s ash pond closure plan, new closure plan approvals, as well as increased post closure maintenance, landfill and beneficiation costs. See Note 4 for more information on Hoosier Environmental Council's petition. The incremental amount recorded represents the discounted cash flows for estimated closure costs based upon the probability weightings of the potential closure methods as evaluated on a site-by-site basis.

Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets within Other Noncurrent Assets, respectively, on the Condensed Consolidated Balance Sheets.
7. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2020, and December 31, 2019.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2020, and December 31, 2019.

FINANCIAL STATEMENTS	GOODWILL

Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in the third quarter of 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$198	$197	$528	$606
Indemnification coverages(b)	5	5	15	15
Joint Dispatch Agreement (JDA) revenue(c)	6	12	16	52
JDA expense(c)	28	32	72	145
Intercompany natural gas purchases(d)	10	—	26	7
Progress Energy
Corporate governance and shared service expenses(a)	$185	$194	$520	$553
Indemnification coverages(b)	9	8	27	27
JDA revenue(c)	28	32	72	145
JDA expense(c)	6	12	16	52
Intercompany natural gas purchases(d)	18	19	56	57
Duke Energy Progress
Corporate governance and shared service expenses(a)	$113	$114	$301	$328
Indemnification coverages(b)	4	3	13	11
JDA revenue(c)	28	32	72	145
JDA expense(c)	6	12	16	52
Intercompany natural gas purchases(d)	18	19	56	57
Duke Energy Florida
Corporate governance and shared service expenses(a)	$72	$80	$219	$225
Indemnification coverages(b)	5	5	14	16
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$80	$90	$241	$258
Indemnification coverages(b)	1	1	3	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$102	$109	$300	$299
Indemnification coverages(b)	2	2	6	5
Piedmont
Corporate governance and shared service expenses(a)	$31	$33	$102	$102
Indemnification coverages(b)	1	1	2	2
Intercompany natural gas sales(d)	28	19	82	64
Natural gas storage and transportation costs(e)	6	6	17	17

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS

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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2020
Intercompany income tax receivable	$—	$—	$—	$—	$—	$—	$14
Intercompany income tax payable	206	49	104	98	6	56	—

December 31, 2019
Intercompany income tax receivable	$—	$125	$28	$—	$9	$28	$13
Intercompany income tax payable	5	—	—	2	—	—	—

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

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020, and 2019, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables segment and forward-starting interest rate swaps not accounted for under regulatory accounting.
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
The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$653	$—	$—	$—	$—	$—
Undesignated contracts	1,177	400	750	750	—	27
Total notional amount(a)	$1,830	$400	$750	$750	$—	$27

	December 31, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$993	$—	$—	$—	$—	$—
Undesignated contracts	1,277	450	800	250	550	27
Total notional amount(a)	$2,270	$450	$800	$250	$550	$27

(a)	Duke Energy includes amounts related to consolidated VIEs of $653 million in cash flow hedges as of September 30, 2020, and $693 million in cash flow hedges as of December 31, 2019.
COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the prices of electricity purchased and sold in bulk power markets and natural gas purchases, including Piedmont's natural gas supply contracts. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations. To manage risk associated with commodity prices, the Duke Energy Registrants may enter into long-term power purchase or sales contracts and long-term natural gas supply agreements.
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020, and 2019, were not material. Duke Energy’s commodity derivatives designated as hedges include long-term electricity sales in the Commercial Renewables segment.
Undesignated Contracts
For the Subsidiary Registrants, bulk power electricity and natural gas purchases flow through fuel adjustment clauses, formula-based contracts or other cost-sharing mechanisms. Differences between the costs included in rates and the incurred costs, including undesignated derivative contracts, are largely deferred as regulatory assets or regulatory liabilities. Piedmont policies allow for the use of financial instruments to hedge commodity price risks. The strategy and objective of these hedging programs are to use the financial instruments to reduce natural gas costs volatility for customers.

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

	September 30, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	32,314	—	—	—	4,126	17,072	—
Natural gas (millions of dekatherms)	683	143	156	156	—	2	382

	December 31, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	15,858	—	—	—	1,887	13,971	—
Natural gas (millions of dekatherms)	704	130	160	160	—	3	411

(a)	Duke Energy includes 11,116 GWh that relates to cash flow hedges.
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

Derivative Assets	September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$57	$24	$18	$18	$—	$2	$8	$6
Noncurrent	26	14	12	12	—	—	—	—
Total Derivative Assets – Commodity Contracts	$83	$38	$30	$30	$—	$2	$8	$6
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$3	$—	$3	$3	$—	$—	$—	$—
Noncurrent	—	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$3	$—	$3	$3	$—	$—	$—	$—
Total Derivative Assets	$86	$38	$33	$33	$—	$2	$8	$6

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$17	$—	$—	$—	$—	$—	$—	—
Noncurrent	85	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$26	$12	$—	$—	$—	$1	$—	$13
Noncurrent	129	4	27	11	—	—	—	98
Total Derivative Liabilities – Commodity Contracts	$257	$16	$27	$11	$—	$1	$—	$111
Interest Rate Contracts
Designated as Hedging Instruments
Current	$14	$—	$—	$—	$—	$—	$—	$—
Noncurrent	56	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	27	17	9	9	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$102	$17	$9	$9	$—	$6	$—	$—
Total Derivative Liabilities	$359	$33	$36	$20	$—	$7	$—	$111

Derivative Assets	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$17	$—	$—	$—	$—	$3	$13	$1
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Assets – Commodity Contracts	$18	$—	$—	$—	$—	$4	$13	$1
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	6	—	6	—	6	—	—	—
Total Derivative Assets – Interest Rate Contracts	$6	$—	$6	$—	$6	$—	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	1	—	1	—	1	—	—	—
Total Derivative Assets – Equity Securities Contracts	$1	$—	$1	$—	$1	$—	$—	$—
Total Derivative Assets	$25	$—	$7	$—	$7	$4	$13	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$67	$33	$26	$26	$—	$—	$1	$7
Noncurrent	156	10	37	22	—	—	—	110
Total Derivative Liabilities – Commodity Contracts	$223	$43	$63	$48	$—	$—	$1	$117
Interest Rate Contracts
Designated as Hedging Instruments
Current	$19	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	8	6	1	1	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$53	$6	$1	$1	$—	$6	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	24	—	24	—	24	—	—	—
Total Derivative Liabilities – Equity Securities Contracts	$24	$—	$24	$—	$24	$—	$—	$—
Total Derivative Liabilities	$300	$49	$88	$49	$24	$6	$1	$117

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

Derivative Assets	September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$60	$24	$21	$21	$—	$2	$8	$6
Gross amounts offset	(1)	—	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$59	$24	$21	$21	$—	$2	$8	$6
Noncurrent
Gross amounts recognized	$26	$14	$12	$12	$—	$—	$—	$—
Gross amounts offset	(8)	—	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$18	$14	$4	$4	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$84	$29	$9	$9	$—	$2	$—	$13
Gross amounts offset	(1)	—	—	—	—	—	—	—
Net amounts presented in Current Liabilities: Other	$83	$29	$9	$9	$—	$2	$—	$13
Noncurrent
Gross amounts recognized	$275	$4	$27	$11	$—	$5	$—	$98
Gross amounts offset	(8)	—	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$267	$4	$19	$3	$—	$5	$—	$98

Derivative Assets	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$24	$—	$7	$—	$7	$3	$13	$1
Gross amounts offset	(1)	—	(1)	—	(1)	—	—	—
Net amounts presented in Current Assets: Other	$23	$—	$6	$—	$6	$3	$13	$1
Noncurrent
Gross amounts recognized	$1	$—	$—	$—	$—	$1	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$1	$—	$—	$—	$—	$1	$—	$—

Derivative Liabilities	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$118	$39	$51	$27	$24	$1	$1	$7
Gross amounts offset	(24)	—	(24)	—	(24)	—	—	—
Net amounts presented in Current Liabilities: Other	$94	$39	$27	$27	$—	$1	$1	$7
Noncurrent
Gross amounts recognized	$182	$10	$37	$22	$—	$5	$—	$110
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$182	$10	$37	$22	$—	$5	$—	$110

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

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

	September 30, 2020
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$20	$9	$11	$11
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	20	9	11	11

	December 31, 2019
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$79	$35	$44	$44
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	79	35	44	44

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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2020, and December 31, 2019.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$687	$—	$—	$101
Equity securities	3,436	103	5,459	3,523	55	5,661
Corporate debt securities	65	1	789	37	1	603
Municipal bonds	19	1	407	13	—	368
U.S. government bonds	58	—	843	33	1	1,256
Other debt securities	9	—	185	3	—	141
Total NDTF Investments	$3,587	$105	$8,370	$3,609	$57	$8,130
Other Investments
Cash and cash equivalents	$—	$—	$110	$—	$—	$52
Equity securities	60	—	126	57	—	122
Corporate debt securities	8	—	129	3	—	67
Municipal bonds	6	1	114	4	—	94
U.S. government bonds	1	—	21	2	—	41
Other debt securities	—	—	44	—	—	56
Total Other Investments	$75	$1	$544	$66	$—	$432
Total Investments	$3,662	$106	$8,914	$3,675	$57	$8,562

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2020, and 2019, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
FV-NI:
Realized gains	$13	$60	$338	$161
Realized losses	16	43	148	136
AFS:
Realized gains	26	53	73	110
Realized losses	19	36	38	83

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$42	$—	$—	$21
Equity securities	2,027	52	3,229	1,914	8	3,154
Corporate debt securities	42	1	507	21	1	361
Municipal bonds	5	—	118	3	—	96
U.S. government bonds	28	—	428	16	1	578
Other debt securities	7	—	179	3	—	137
Total NDTF Investments	$2,109	$53	$4,503	$1,957	$10	$4,347

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2020, and 2019, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
FV-NI:
Realized gains	$10	$34	$46	$101
Realized losses	12	26	82	95
AFS:
Realized gains	20	21	50	46
Realized losses	17	13	30	34

PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$645	$—	$—	$80
Equity securities	1,409	51	2,230	1,609	47	2,507
Corporate debt securities	23	—	282	16	—	242
Municipal bonds	14	1	289	10	—	272
U.S. government bonds	30	—	415	17	—	678
Other debt securities	2	—	6	—	—	4
Total NDTF Investments	$1,478	$52	$3,867	$1,652	$47	$3,783
Other Investments
Cash and cash equivalents	$—	$—	$107	$—	$—	$49
Municipal bonds	4	—	53	3	—	51
Total Other Investments	$4	$—	$160	$3	$—	$100
Total Investments	$1,482	$52	$4,027	$1,655	$47	$3,883

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2020, and 2019, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
FV-NI:
Realized gains	$3	$26	$292	$60
Realized losses	4	17	66	41
AFS:
Realized gains	6	31	17	62
Realized losses	2	23	7	49
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$57	$—	$—	$53
Equity securities	1,340	51	2,150	1,258	21	2,077
Corporate debt securities	23	—	282	16	—	242
Municipal bonds	14	1	289	10	—	272
U.S. government bonds	30	—	415	16	—	403
Other debt securities	2	—	6	—	—	4
Total NDTF Investments	$1,409	$52	$3,199	$1,300	$21	$3,051
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$2
Total Other Investments	$—	$—	$1	$—	$—	$2
Total Investments	$1,409	$52	$3,200	$1,300	$21	$3,053

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2020, and 2019, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
FV-NI:
Realized gains	$3	$10	$43	$27
Realized losses	4	9	51	24
AFS:
Realized gains	6	2	17	4
Realized losses	2	—	7	2

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$588	$—	$—	$27
Equity securities	69	—	80	351	26	430
U.S. government bonds	—	—	—	1	—	275
Total NDTF Investments(a)	$69	$—	$668	$352	$26	$732
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$4
Municipal bonds	4	—	53	3	—	51
Total Other Investments	$4	$—	$55	$3	$—	$55
Total Investments	$73	$—	$723	$355	$26	$787

(a)	During the nine months ended September 30, 2020, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2020, and 2019, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
FV-NI:
Realized gains	$—	$16	$249	$33
Realized losses	—	8	15	17
AFS:
Realized gains	—	29	—	58
Realized losses	—	23	—	47

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	September 30, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$—
Equity securities	45	—	84	43	—	81
Corporate debt securities	—	—	3	—	—	6
Municipal bonds	1	1	39	1	—	36
U.S. government bonds	—	—	3	—	—	2
Total Investments	$46	$1	$130	$44	$—	$125

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2020, and 2019, were immaterial.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	September 30, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$53	$13	$15	$14	$1	$4
Due after one through five years	558	247	256	246	10	16
Due after five through 10 years	608	278	232	224	8	9
Due after 10 years	1,313	694	542	508	34	16
Total	$2,532	$1,232	$1,045	$992	$53	$45

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

	September 30, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$687	$687	$—	$—	$—
NDTF equity securities	5,459	5,413	—	—	46
NDTF debt securities	2,224	363	1,861	—	—
Other equity securities	126	126	—	—	—
Other debt securities	308	18	290	—	—
Other cash and cash equivalents	110	110	—	—	—
Derivative assets	86	5	71	10	—
Total assets	9,000	6,722	2,222	10	46
Derivative liabilities	(359)	(1)	(145)	(213)	—
Net assets (liabilities)	$8,641	$6,721	$2,077	$(203)	$46

	December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$101	$101	$—	$—	$—
NDTF equity securities	5,684	5,633	—	—	51
NDTF debt securities	2,368	725	1,643	—	—
Other equity securities	122	122	—	—	—
Other debt securities	258	39	219	—	—
Other cash and cash equivalents	52	52	—	—	—
Derivative assets	25	3	7	15	—
Total assets	8,610	6,675	1,869	15	51
NDTF equity security contracts	(23)	—	(23)	—	—
Derivative liabilities	(277)	(15)	(145)	(117)	—
Net assets (liabilities)	$8,310	$6,660	$1,701	$(102)	$51

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$(92)	$(79)	$(102)	$(113)
Total pretax realized or unrealized gains included in comprehensive income	(102)	—	(102)	—
Purchases, sales, issuances and settlements:
Purchases	—	—	14	38
Settlements	(3)	(9)	(18)	(32)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(6)	(2)	5	17
Balance at end of period	$(203)	$(90)	$(203)	$(90)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$42	$42	$—	$—
NDTF equity securities	3,229	3,183	—	46
NDTF debt securities	1,232	131	1,101	—
Derivative assets	38	—	38	—
Total assets	4,541	3,356	1,139	46
Derivative liabilities	(33)	—	(33)	—
Net assets	$4,508	$3,356	$1,106	$46

	December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$21	$21	$—	$—
NDTF equity securities	3,154	3,103	—	51
NDTF debt securities	1,172	206	966	—
Total assets	4,347	3,330	966	51
Derivative liabilities	(49)	—	(49)	—
Net assets	$4,298	$3,330	$917	$51

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$645	$645	$—	$80	$80	$—
NDTF equity securities	2,230	2,230	—	2,530	2,530	—
NDTF debt securities	992	232	760	1,196	519	677
Other debt securities	53	—	53	51	—	51
Other cash and cash equivalents	107	107	—	49	49	—
Derivative assets	33	—	33	7	—	7
Total assets	4,060	3,214	846	3,913	3,178	735
NDTF equity security contracts	—	—	—	(23)	—	(23)
Derivative liabilities	(36)	—	(36)	(65)	—	(65)
Net assets	$4,024	$3,214	$810	$3,825	$3,178	$647

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NTDF cash and cash equivalents	$57	$57	$—	$53	$53	$—
NDTF equity securities	2,150	2,150	—	2,077	2,077	—
NDTF debt securities	992	232	760	921	244	677
Other cash and cash equivalents	1	1	—	2	2	—
Derivative assets	33	—	33	—	—	—
Total assets	3,233	2,440	793	3,053	2,376	677
Derivative liabilities	(20)	—	(20)	(49)	—	(49)
Net assets	$3,213	$2,440	$773	$3,004	$2,376	$628

DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$588	$588	$—	$27	$27	$—
NDTF equity securities	80	80	—	453	453	—
NDTF debt securities	—	—	—	275	275	—
Other debt securities	53	—	53	51	—	51
Other cash and cash equivalents	2	2	—	4	4	—
Derivative assets	—	—	—	7	—	7
Total assets	723	670	53	817	759	58
NDTF equity security contracts	—	—	—	(23)	—	(23)
Derivative liabilities	—	—	—	(1)	—	(1)
Net assets	$723	$670	$53	$793	$759	$34

DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at September 30, 2020, and December 31, 2019.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2020				December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$84	$84	$—	$—	$81	$81	$—	$—
Other debt securities	45	—	45	—	44	—	44	—
Other cash and cash equivalents	1	1	—	—	—	—	—	—
Derivative assets	8	—	—	8	13	2	—	11
Total assets	$138	$85	$45	$8	$138	$83	$44	$11
Derivative liabilities	—	—	—	—	(1)	(1)	—	—
Net assets	$138	$85	$45	$8	$137	$82	$44	$11

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$10	$28	$11	$22
Purchases, sales, issuances and settlements:
Purchases	—	—	10	29
Settlements	(3)	(7)	(13)	(26)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	1	(5)	—	(9)
Balance at end of period	$8	$16	$8	$16
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
Derivative assets	$6	$6	$—	$1	$1	$—
Derivative liabilities	(111)	—	(111)	(117)	—	(117)
Net (liabilities) assets	$(105)	$6	$(111)	$(116)	$1	$(117)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$(105)	$(114)	$(117)	$(141)
Total (losses) gains and settlements	(6)	3	6	30
Balance at end of period	$(111)	$(111)	$(111)	$(111)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2020
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(102)	RTO forward pricing	Forward electricity curves – price per MWh	$14.92	-	$151.18	$29.63
Duke Energy Ohio
FTRs	2	RTO auction pricing	FTR price – per MWh	—	-	1.90	0.64
Duke Energy Indiana
FTRs	8	RTO auction pricing	FTR price – per MWh	(1.03)	-	6.10	0.74
Piedmont
Natural gas contracts	(111)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.81	-	2.50	2.11
Duke Energy
Total Level 3 derivatives	$(203)

	December 31, 2019
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$4	RTO auction pricing	FTR price – per MWh	$0.59	-	$3.47	$2.07
Duke Energy Indiana
FTRs	11	RTO auction pricing	FTR price – per MWh	(0.66)	-	9.24	1.15
Piedmont
Natural gas contracts	(117)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.59	-	2.46	1.91
Duke Energy
Total Level 3 derivatives	$(102)

OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2020		December 31, 2019
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$60,718	$69,503	$58,126	$63,062
Duke Energy Carolinas	12,548	15,165	11,900	13,516
Progress Energy	19,865	23,825	19,634	22,291
Duke Energy Progress	9,358	10,808	9,058	9,934
Duke Energy Florida	7,917	9,684	7,987	9,131
Duke Energy Ohio	3,089	3,619	2,619	2,964
Duke Energy Indiana	4,104	5,140	4,057	4,800
Piedmont	2,780	3,276	2,384	2,642

(a)
Book value of long-term debt includes $1.4 billion at September 30, 2020, and $1.5 billion at December 31, 2019, of unamortized debt discount and premium, net of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

At both September 30, 2020, and December 31, 2019, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

12. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2020, and the year ended December 31, 2019, or is expected to be provided in the future that was not previously contractually required.
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
DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased, which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the credit facilities for DERF and DEPR are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt. Amounts borrowed under the credit facilities for DEFR are reflected on the Condensed Consolidated Balance Sheets as Current maturities of long-term debt.
Due to the COVID-19 pandemic, as described in Note 1, the Duke Energy Registrants suspended customer disconnections for nonpayment. Since taking action to suspend customer disconnections for nonpayment, certain jurisdictions have now returned to normal operations and billing practices. The full impact of COVID-19 and the Duke Energy Registrant’s related response on customers’ ability to pay for service is uncertain. However, the level of past-due receivables at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have increased significantly during the COVID-19 pandemic, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates. In the second quarter of 2020, DERF, DEPR and DEFR executed amendments to their credit facilities to manage the impact of past-due receivables resulting from the suspension of customer disconnections from COVID-19. In the third quarter of 2020, DERF executed another amendment to lengthen the terms of the amendment executed in the second quarter. See Note 3 for information about COVID-19 filings with state utility commissions.
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are considered the primary beneficiaries and consolidate DERF, DEPR and DEFR, respectively, as they make those decisions.
Receivables Financing – CRC
CRC is a bankruptcy remote, special purpose entity indirectly owned by Duke Energy. On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity, natural gas and related services from Duke Energy Ohio and Duke Energy Indiana. CRC borrows amounts under a credit facility to buy the receivables from Duke Energy Ohio and Duke Energy Indiana. Borrowing availability from the credit facility is limited to the amount of qualified receivables sold to CRC, which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligation is cash collections from the receivables. Amounts borrowed under the credit facility are reflected on Duke Energy's Condensed Consolidated Balance Sheets as Long-Term Debt.
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
Due to the COVID-19 pandemic, as described in Note 1, the Duke Energy Registrants suspended customer disconnections for nonpayment. Since taking action to suspend customer disconnections for nonpayment, certain jurisdictions have now returned to normal operations and billing practices. The full impact of COVID-19 and the Duke Energy Registrant’s related response on customers’ ability to pay for service is uncertain. However, the level of past-due receivables at Duke Energy Ohio and Duke Energy Indiana have increased significantly during the COVID-19 pandemic, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates. In July of 2020, CRC executed an amendment to its credit facility to manage the impact of past-due receivables resulting from the suspension of customer disconnections from COVID-19. See Note 3 for information about COVID-19 filings with state utility commissions.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2023	December 2022	April 2023	April 2021
Credit facility amount	$350	$475	$350	$250
Amounts borrowed at September 30, 2020	350	475	350	250
Amounts borrowed at December 31, 2019	350	474	325	250
Restricted Receivables at September 30, 2020	479	770	559	506
Restricted Receivables at December 31, 2019	522	642	489	336

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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2020	December 31, 2019
Receivables of VIEs	$6	$5
Regulatory Assets: Current	53	52
Current Assets: Other	16	39
Other Noncurrent Assets: Regulatory assets	951	989
Current Liabilities: Other	2	10
Current maturities of long-term debt	55	54
Long-Term Debt	1,001	1,057

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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	September 30, 2020	December 31, 2019
Current Assets: Other	$319	$203
Property, Plant and Equipment: Cost	6,239	5,747
Accumulated depreciation and amortization	(1,200)	(1,041)
Other Noncurrent Assets: Other	79	106
Current maturities of long-term debt	161	162
Long-Term Debt	1,452	1,541
Other Noncurrent Liabilities: AROs	150	127
Other Noncurrent Liabilities: Other	342	228

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	September 30, 2020
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$(1)	$—	$(1)	$45	$74
Other current assets	413	—	—	413	—	$—
Investments in equity method unconsolidated affiliates	—	487	1	488	—	—
Deferred tax asset	26	—	—	26	—	—
Total assets	$439	$486	$1	$926	$45	$74
Other current liabilities	927	—	3	930	—	—
Other noncurrent liabilities	19	—	10	29	—	—
Total liabilities	$946	$—	$13	$959	$—	$—
Net (liabilities) assets	$(507)	$486	$(12)	$(33)	$45	$74

	December 31, 2019
	Duke Energy				Duke	Duke
	Pipeline	Commercial	Other		Energy	Energy
(in millions)	Investments	Renewables	VIEs	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$(1)	$—	$(1)	$64	$77
Investments in equity method unconsolidated affiliates	1,179	300	—	1,479	—	—
Total assets	$1,179	$299	$—	$1,478	$64	$77
Taxes accrued	(1)	—	—	(1)	—	—
Other current liabilities	—	—	4	4	—	—
Deferred income taxes	59	—	—	59	—	—
Other noncurrent liabilities	—	—	11	11	—	—
Total liabilities	$58	$—	$15	$73	$—	$—
Net assets (liabilities)	$1,121	$299	$(15)	$1,405	$64	$77

The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the PPA with OVEC, which is discussed below, and future exit costs associated with the cancellation of the ACP pipeline, as discussed below.
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
For the three and nine months ended September 30, 2020, the ACP investment is considered a significant subsidiary because its income (loss) exceeds 10% of Duke Energy’s income (loss). The table below presents unaudited summarized financial information for ACP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net (Loss) Income	$(163)	$65	$(4,505)	$178

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The table below presents Duke Energy's ownership interest and investment balances in these joint ventures.

		VIE Investment Amount (in millions)
	Ownership	September 30,	December 31,
Entity Name	Interest	2020	2019
ACP(a)	47%	$(927)	$1,179
Constitution(b)	24%	—	—
Total		$(927)	$1,179

(a)
During the quarter ended June 30, 2020, Duke Energy determined that it would no longer continue its investment in ACP as described above. The current liability related to the cancellation of the ACP pipeline project represents Duke Energy's continuing obligation to fund its share of ACP's obligations. See Notes 1, 3 and 4 for more information.

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
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Receivables sold	$226	$253	$310	$307
Less: Retained interests	45	64	74	77
Net receivables sold	$181	$189	$236	$230

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Sales
Receivables sold	$462	$479	$1,428	$1,483	$717	$762	$1,947	$2,172
Loss recognized on sale	2	4	8	11	3	4	9	13
Cash flows
Cash proceeds from receivables sold	$449	$471	$1,439	$1,516	$689	$762	$1,941	$2,200
Collection fees received	1	—	1	1	—	—	1	1
Return received on retained interests	1	1	3	5	1	2	4	7

Cash flows from sales of receivables are reflected within Cash Flows From Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
13. REVENUE
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

	Remaining Performance Obligations
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Progress Energy	$30	$92	$94	$44	$45	$58	$363
Duke Energy Progress	2	8	8	8	8	—	34
Duke Energy Florida	28	84	86	36	37	58	329
Duke Energy Indiana	2	5	—	7	12	36	62

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

	Remaining Performance Obligations
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Piedmont	$17	$65	$64	$61	$58	$377	$642

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
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended September 30, 2020
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,936	$883	$1,550	$616	$934	$213	$289	$—
General	1,804	664	805	384	421	119	212	—
Industrial	797	342	245	179	66	35	175	—
Wholesale	603	117	412	358	54	10	64	—
Other revenues	238	62	167	75	92	23	22	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,378	$2,068	$3,179	$1,612	$1,567	$400	$762	$—

Gas Utilities and Infrastructure
Residential	$112	$—	$—	$—	$—	$55	$—	$57
Commercial	64	—	—	—	—	20	—	44
Industrial	24	—	—	—	—	3	—	22
Power Generation	—	—	—	—	—	—	—	10
Other revenues	16	—	—	—	—	3	—	11
Total Gas Utilities and Infrastructure revenue from contracts with customers	$216	$—	$—	$—	$—	$81	$—	$144

Commercial Renewables
Revenue from contracts with customers	$57	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$6,658	$2,068	$3,179	$1,612	$1,567	$481	$762	$144

Other revenue sources(a)	$63	$(10)	$18	$14	$—	$(8)	$(1)	$18
Total revenues	$6,721	$2,058	$3,197	$1,626	$1,567	$473	$761	$162

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

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2020
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$7,451	$2,316	$3,792	$1,578	$2,214	$558	$785	$—
General	4,691	1,720	2,080	1,001	1,079	336	554	—
Industrial	2,148	871	673	487	186	103	502	—
Wholesale	1,535	332	1,018	877	141	22	163	—
Other revenues	713	184	476	208	268	62	63	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$16,538	$5,423	$8,039	$4,151	$3,888	$1,081	$2,067	$—

Gas Utilities and Infrastructure
Residential	$631	$—	$—	$—	$—	$214	$—	$417
Commercial	308	—	—	—	—	86	—	222
Industrial	92	—	—	—	—	12	—	80
Power Generation	—	—	—	—	—	—	—	27
Other revenues	58	—	—	—	—	12	—	46
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,089	$—	$—	$—	$—	$324	$—	$792

Commercial Renewables
Revenue from contracts with customers	$170	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$20	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$17,817	$5,423	$8,039	$4,151	$3,888	$1,405	$2,067	$792

Other revenue sources(a)	$274	$(7)	$78	$56	$9	$(11)	$3	$79
Total revenues	$18,091	$5,416	$8,117	$4,207	$3,897	$1,394	$2,070	$871

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

	Three Months Ended September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at June 30, 2020	$102	$14	$29	$14	$14	$5	$3	$6
Write-Offs	12	(2)	15	13	2	—	—	—
Credit Loss Expense	(9)	—	(16)	(15)	—	—	—	3
Other Adjustments	28	10	9	9	—	—	—	—
Balance at September 30, 2020	$133	$22	$37	$21	$16	$5	$3	$9

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$76	$10	$16	$8	$7	$4	$3	$6
Cumulative Change in Accounting Principle	5	1	2	1	1	—	—	1
Write-Offs	(7)	(8)	8	8	—	—	—	(5)
Credit Loss Expense	24	9	2	(5)	8	1	—	7
Other Adjustments	35	10	9	9	—	—	—	—
Balance at September 30, 2020	$133	$22	$37	$21	$16	$5	$3	$9

Trade and other receivables are evaluated based on an estimate of the risk of loss over the life of the receivable and current and historical conditions using supportable assumptions. Management evaluates the risk of loss for trade and other receivables by comparing the historical write-off amounts to total revenue over a specified period. Historical loss rates are adjusted due to the impact of current conditions, including the impacts of COVID-19, as well as forecasted conditions over a reasonable time period. The calculated write-off rate can be applied to the receivable balance for which an established reserve does not already exist. Management reviews the assumptions and risk of loss periodically for trade and other receivables. Due to the COVID-19 pandemic, as described in Note 1, certain jurisdictions have resumed standard billing and credit practices, disconnections for nonpayment and late payment charges, all of which were previously suspended in the first quarter of 2020. The specific actions taken by each Duke Energy Registrant are described in Note 3. The impact of COVID-19 and Duke Energy’s related response on customers’ ability to pay for service is uncertain, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates.
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables	$788	$284	$274	$139	$135	$1	$16	$5
0-30 days	1,800	475	847	439	406	44	23	66
30-60 days	227	86	84	48	36	7	2	8
60-90 days	94	39	31	20	11	3	1	3
90+ days	263	85	68	37	31	40	9	20
Trade and Other Receivables	$3,172	$969	$1,304	$683	$619	$95	$51	$102

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

(in millions)	September 30, 2020	December 31, 2019
Duke Energy	$788	$843
Duke Energy Carolinas	284	298
Progress Energy	274	217
Duke Energy Progress	139	122
Duke Energy Florida	135	95
Duke Energy Ohio	1	1
Duke Energy Indiana	16	16
Piedmont	5	78

FINANCIAL STATEMENTS	REVENUE

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

(in millions)	September 30, 2020	December 31, 2019
Duke Energy Ohio	$66	$82
Duke Energy Indiana	106	115

14. STOCKHOLDERS' EQUITY
Basic EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities and accumulated preferred dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities and accumulated preferred dividends, by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options and equity forward sale agreements, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common stock during the restricted stock unit’s vesting periods. Dividends declared on preferred stock are recorded on the Condensed Consolidated Statements of Operations as a reduction of net income to arrive at net income available to Duke Energy common stockholders. Dividends accumulated on preferred stock are an adjustment to net income used in the calculation of basic and diluted EPS.
The following table presents Duke Energy’s basic and diluted EPS calculations, the weighted average number of common shares outstanding and common and preferred share dividends declared.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net income available to Duke Energy common stockholders	$1,265	$1,327	$1,347	$3,047
Accumulated preferred stock dividends adjustment	12	(2)	13	(2)
Less: Impact of participating securities	1	1	2	4
Income from continuing operations available to Duke Energy common stockholders	$1,276	$1,324	$1,358	$3,041

Weighted average common shares outstanding – basic	735	729	735	728
Equity forwards	—	—	—	—
Weighted average common shares outstanding – diluted	735	729	735	728
EPS available to Duke Energy common stockholders
Basic and diluted	$1.74	$1.82	$1.85	$4.18
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.965	$0.945	$2.855	$2.800
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$0.359	$1.078	$0.667
Dividends declared on Series B preferred stock per share(c)	$24.375	$—	$49.292	$—

(a)	Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.

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

Common Stock
In November 2019, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it may sell up to $1.5 billion of its common stock through an at-the-market (ATM) offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy may issue and sell shares of common stock through September 2022. In March 2020, Duke Energy marketed approximately 940,000 shares of common stock through an equity forward transaction under the ATM with an initial forward price of $89.76 per share. In May 2020, Duke Energy marketed approximately 903,000 shares of common stock through an equity forward transaction under the ATM with an initial forward price of $82.44 per share. In August 2020, Duke Energy marketed approximately 936,000 shares of common stock through an equity forward transaction under the ATM with an initial forward price of $79.52 per share.
Separately, in November 2019, Duke Energy marketed an equity offering of 28.75 million shares of common stock through an Underwriting Agreement. In connection with the offering, Duke Energy entered into an equity forward sales agreement with an initial forward price of $85.99 per share.

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY

The equity forward sales agreements require Duke Energy to either physically settle the transaction by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement, or net settle in whole or in part through the delivery or receipt of cash or shares. The initial forward sale price will be subject to adjustment based on a floating interest rate factor and other fixed amounts specified in the relevant forward sale agreements. The settlement alternatives are at Duke Energy's election and settlement of the forward sales agreements are expected to occur on or prior to December 31, 2020. If Duke Energy had elected to net share settle these contracts as of September 30, 2020, Duke Energy would have been required to deliver 1.9 million shares. No amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to these ATM offerings until settlements of the equity forwards occur. Until settlement of the equity forwards, EPS dilution resulting from the agreements, if any, will be determined under the treasury stock method.
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$41	$12	$12	$6	$5	$1	$2	$1
Interest cost on projected benefit obligation	67	16	21	10	12	4	6	2
Expected return on plan assets	(143)	(36)	(48)	(22)	(25)	(7)	(11)	(5)
Amortization of actuarial loss	32	7	10	4	6	2	3	2
Amortization of prior service credit	(8)	(2)	—	—	—	—	—	(2)
Amortization of settlement charges	11	6	5	5	1	—	1	1
Net periodic pension costs	$—	$3	$—	$3	$(1)	$—	$1	$(1)

	Three Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$42	$13	$13	$7	$5	$1	$2	$1
Interest cost on projected benefit obligation	77	17	24	10	14	5	6	2
Expected return on plan assets	(140)	(36)	(45)	(22)	(22)	(7)	(11)	(5)
Amortization of actuarial loss	28	6	10	4	6	2	3	2
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(2)
Net periodic pension costs	$(1)	$(2)	$1	$(1)	$3	$1	$—	$(2)

	Nine Months Ended September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$124	$38	$36	$20	$16	$3	$6	$4
Interest cost on projected benefit obligation	202	47	64	29	35	12	17	7
Expected return on plan assets	(429)	(108)	(143)	(66)	(76)	(21)	(32)	(16)
Amortization of actuarial loss	96	21	30	13	17	5	9	7
Amortization of prior service credit	(24)	(6)	(2)	(1)	(1)	—	(1)	(7)
Amortization of settlement charges	16	8	6	6	1	—	1	1
Net periodic pension costs	$(15)	$—	$(9)	$1	$(8)	$(1)	$—	$(4)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Nine Months Ended September 30, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$116	$37	$34	$19	$15	$3	$6	$4
Interest cost on projected benefit obligation	242	58	76	34	41	14	19	8
Expected return on plan assets	(426)	(111)	(134)	(66)	(66)	(21)	(32)	(16)
Amortization of actuarial loss	77	17	28	10	18	3	6	5
Amortization of prior service credit	(24)	(6)	(2)	(1)	(1)	—	(1)	(7)
Net periodic pension costs	$(15)	$(5)	$2	$(4)	$7	$(1)	$(2)	$(6)

NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and nine months ended September 30, 2020, and 2019.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and nine months ended September 30, 2020, and 2019.
16. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Duke Energy	7.8%	12.4%	(6.4)%	12.5%
Duke Energy Carolinas	12.0%	16.7%	13.6%	17.7%
Progress Energy	10.4%	15.3%	13.4%	16.2%
Duke Energy Progress	3.1%	14.7%	10.0%	16.1%
Duke Energy Florida	21.4%	16.5%	20.3%	18.0%
Duke Energy Ohio	16.7%	12.9%	16.6%	15.2%
Duke Energy Indiana	19.6%	23.2%	19.4%	23.7%
Piedmont	16.7%	35.7%	3.7%	18.5%

The decrease in the ETR for Duke Energy for the three months ended September 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy for the nine months ended September 30, 2020, was primarily due to the impact of the cancellation of the ACP pipeline project recorded in the second quarter of 2020 and an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Carolinas for the three and nine months ended September 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Progress Energy for the three and nine months ended September 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Progress for the three and nine months ended September 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Florida for the three and nine months ended September 30, 2020, was primarily due to favorable tax adjustments in the prior year.
The increase in the ETR for Duke Energy Ohio for the three and nine months ended September 30, 2020, was primarily due to favorable tax adjustments in the prior year.
The decrease in the ETR for Duke Energy Indiana for the three and nine months ended September 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Piedmont for the three months ended September 30, 2020, was primarily due to a decrease in the amortization of excess deferred taxes, in relation to pretax losses.

FINANCIAL STATEMENTS	INCOME TAXES

The decrease in the ETR for Piedmont for the nine months ended September 30, 2020, was primarily due to an increase in the amortization of excess deferred taxes and an increase in AFUDC equity.
OTHER TAX MATTERS
On March 27, 2020, the CARES Act was enacted. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic. Among other provisions, the CARES Act accelerates the remaining AMT credit refund allowances resulting in taxpayers being able to immediately claim a refund in full for any AMT credit carryforwards. As a result, the remaining AMT credit carryforwards were reclassified in the first quarter 2020 to a current receivable included in Other within Current Assets on the Condensed Consolidated Balance Sheets. In the third quarter of 2020, Duke Energy received $572 million related to these AMT credit carryforwards and $19 million of interest income. The other provisions within the CARES Act do not materially impact Duke Energy's income tax accounting. See Note 1 for information on COVID-19.
17. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, see Note 3.
On October 29, 2020, Tropical Storm Zeta impacted Duke Energy Carolinas territory causing nearly 1 million customer power outages. The estimated cost of this storm has not been determined, but is expected to be less than $100 million.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2020, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
Executive Overview
Road to Net-Zero Carbon
Duke Energy has committed to net-zero carbon emissions from electric generation by 2050 in a reliable and cost-effective manner. Our commitment to address our climate is integrated into everything we do as we seek to reduce our greenhouse gas emissions and mitigate risk. We have already lowered our carbon emissions by 39% since 2005, retired over 50 coal units since 2010 and expanded our renewables portfolio by adding 8,000 MW of wind and solar onto our system through 2019.
To further support our climate strategy, Duke Energy has announced plans to convert most of its 10,000-vehicle fleet to electric by 2030. In October 2020, Duke Energy also announced its commitment to achieve net-zero methane emissions across our local gas distribution companies by 2030.
On September 1, 2020, Duke Energy Carolinas and Duke Energy Progress filed integrated resource plans with the utility commissions in North Carolina and South Carolina, presenting six potential pathways to transition the energy system to further accelerate carbon reduction over the next 15 years. These pathways were designed with extensive input from more than 200 diverse groups and will continue to be developed with engagement from policymakers and stakeholders. Each potential pathway keeps the company on a trajectory to meet carbon goals while exploring accelerated coal retirement options, increasing renewables, including offshore wind, and further developing new technologies. We expect that execution of some combination of pathways will reduce carbon emissions between approximately 55%-75% through the 2035 planning horizon and will require total incremental investment capital of between $20 billion to $50 billion.
Duke Energy Florida is investing to bring 700 MW of solar online by 2022 and has filed a $1 billion shared solar program called Clean Energy Connection, which will add another 750 MW of solar by the end of 2024. Duke Energy Indiana continues to focus on accelerating closure of coal plants, planning to add to the 1,100 MW of coal that has been retired since 2010.
We will closely monitor the impacts of these plans as they accelerate coal plant retirements and may cause us to seek specific regulatory recovery.
COVID-19
The COVID-19 pandemic is having a significant impact on global health and economic environments. Retail electric sales are down approximately 3% for the year compared to the prior year due to the pandemic. This reduction however is not as steep as expected in our revised March 2020 forecast. The company incurred approximately $39 million and $91 million of incremental COVID-19 costs before deferral for the three and nine months ended September 30, 2020, respectively. These costs are primarily bad debt expense, personal protective equipment and cleaning supplies. For the nine months ended September 30, 2020, the company has deferred approximately $56 million. Further, the company waived approximately $29 million and $54 million of late payment fees for the three and nine months ended September 30, 2020, respectively. The Duke Energy Registrants are monitoring developments closely, have taken steps to mitigate the impacts to our business, and have a pandemic response plan in place to protect our employees, customers and communities.

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

•
Customers. The Duke Energy Subsidiary Registrants have resumed certain standard billing and credit practices, disconnections for nonpayment and late payment charges, all of which were previously suspended in the first quarter of 2020 in order to give customers experiencing financial hardship extra time to make payments. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information. The COVID-19 pandemic and stay-at-home orders caused many commercial and industrial customers to reduce or suspend operations beginning in late March and April, which has impacted the Duke Energy Registrants’ volumes during the nine months ended September 30, 2020. Many of these customers have begun to restart their businesses.

•
Communities. The Duke Energy Foundation announced approximately $6.5 million in donations and grants during the nine months ended September 30, 2020, to support hunger relief, local health and human services nonprofits, and education initiatives across the Duke Energy Registrants’ service territories.

MD&A	DUKE ENERGY

•
Policymaker actions. The CARES Act was signed by President Trump on March 27, 2020. Duke Energy Registrants are benefiting from certain provisions such as the accelerated refund of AMT credits, which resulted in receipt of a $572 million refund and $19 million of interest income in September 2020, and deferral of certain payroll taxes through December 31, 2020. See Note 16 to the Condensed Consolidated Financial Statements, “Income Taxes,” for additional information.

•
Cost mitigation. Duke Energy has developed and executed a significant cost containment plan during 2020 to offset a portion of the revenue decline experienced as a result of the COVID-19 pandemic. This plan includes a variety of cost efficiency measures, including managing plant costs due to lower production, lower employee expenses and lower financing costs due to favorable market conditions.

Regulatory Activity. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

•
On July 31, 2020, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed a Second Agreement and Stipulation of Partial Settlement, which is subject to review and approval of the NCUC, resolving certain remaining issues in the 2019 base rate proceeding. The Duke Energy Carolinas hearing concluded on September 18, 2020 and the Duke Energy Progress hearing concluded on October 6, 2020. Duke Energy Carolinas and Duke Energy Progress expect the NCUC to issue an order on each net rate increase in early 2021. On August 4, 2020, and August 7, 2020, respectively, Duke Energy Carolinas and Duke Energy Progress filed a motion for approval of notice required to implement temporary rates, seeking to exercise its statutory right to implement temporary rates subject to refund. The NCUC approved these requests and rates were effective on August 24, 2020, and September 1, 2020, for Duke Energy Carolinas and Duke Energy Progress, respectively.

•
On October 26, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC seeking authorization for the financing of each utilities' storm recovery activities as a result of Hurricane Florence, Hurricane Michael, Hurricane Dorian and Winter Storm Diego. The total revenue requirement over the proposed 15-year bond period for the storm recovery charges is approximately $262 million for Duke Energy Carolinas and $842 million for Duke Energy Progress. The utilities estimate that securitization of the respective storm recovery costs will result in expected customer savings of 32% for Duke Energy Carolinas customers and 33% for Duke Energy Progress customers.

•
Duke Energy Indiana filed a general rate case with the IURC on July 2, 2019. The IURC issued its order June 29, 2020, approving a revenue increase of approximately $146 million, before utility receipt taxes. Step one rates are estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates are estimated to be the remaining 25% of the total rate increase and will be effective in the first quarter of 2021. Several groups filed notices of appeal of the IURC order on July 29, 2020.

•	COVID-19 deferral requests

◦
Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC for deferral treatment of incremental costs and waived customer fees due to the COVID-19 pandemic on August 7, 2020. Duke Energy Carolinas and Duke Energy Progress filed a similar request with the PSCSC on August 14, 2020.

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
ACP
On July 5, 2020, Duke Energy and Dominion Energy determined that they would no longer invest in the construction of the Atlantic Coast Pipeline. Duke Energy has recorded approximately $2.1 billion of pretax charges and expects additional charges of less than $50 million to be recorded when certain exit costs related to the project are incurred by ACP. Estimates used to calculate the loss could be revised and exit obligations, which have not yet been incurred or recorded could have an adverse impact on future results. Furthermore, the loss of earnings from this project, including AFUDC, will lower Duke Energy's future expected results. See Notes 1, 3, 4 and 11 to the Condensed Consolidated Financial Statements, "Organization and Basis of Presentation," "Regulatory Matters," "Commitments and Contingencies," and "Variable Interest Entities," respectively, for additional information.

MD&A	MATTERS IMPACTING FUTURE RESULTS

Regulatory Matters
Coal Ash Costs
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
Storm Costs
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
Grid Improvement Costs
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
Rate Cases
In 2019, Duke Energy Carolinas and Duke Energy Progress filed general rate cases with the NCUC. The outcome of these rate cases could have a material impact.
MGP
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
For additional information, see Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters.”
Commercial Renewables
Duke Energy continues to monitor recoverability of a renewable merchant plant located in the Electric Reliability Council of Texas West market, due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. Based on the most recent recoverability test performed this quarter, the carrying value approximated the aggregate estimated future undiscounted cash flows for this plant. A continued decline in energy market pricing would likely result in a future impairment. Impairment of this asset could result in adverse impacts. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, "Business Segments."
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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:

•	Gas Pipeline Investments represents costs related to the cancellation of the ACP pipeline and additional exit costs related to Constitution.

•	Severance represents the reversal of 2018 costs, which were deferred as a result of a partial settlement in the Duke Energy Carolinas and the Duke Energy Progress 2019 North Carolina rate cases.

•	Regulatory Settlements represents charges related to Duke Energy Carolinas' and Duke Energy Progress' partial settlements in the 2019 North Carolina rate cases.

•	Impairment Charges represents a reduction of a prior year impairment at Citrus County CC.
Three Months Ended September 30, 2020, as compared to September 30, 2019
GAAP reported EPS was $1.74 for the third quarter of 2020 compared to $1.82 in the third quarter of 2019. GAAP reported earnings decreased primarily due to unfavorable weather, additional charges related to the gas pipeline investments and higher depreciation expense, partially offset by positive rate case impacts and lower operations and maintenance expense.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s third quarter 2020 adjusted EPS was $1.87 compared to $1.79 for the third quarter of 2019. The increase in adjusted earnings was primarily due to positive rate case impacts and lower operations and maintenance expense, partially offset by unfavorable weather.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30,
	2020		2019
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,265	$1.74	$1,327	$1.82
Adjustments:
Gas Pipeline Investments(a)	69	0.09	—	—
Regulatory Settlements(b)	27	0.04	—	—
Impairment Charges(c)	—	—	(19)	(0.03)
Adjusted Earnings/Adjusted EPS	$1,361	$1.87	$1,308	$1.79

(a)	Net of tax benefit of $21 million.

(b)	Net of tax benefit of $8 million.

(c)	Net of $6 million tax expense.
Nine Months Ended September 30, 2020, as compared to September 30, 2019
GAAP Reported EPS was $1.85 for the nine months ended September 30, 2020, compared to $4.18 for the nine months ended September 30, 2019. GAAP reported earnings decreased primarily due to the cancellation of the ACP pipeline.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $4.09 for the nine months ended September 30, 2020, compared to $4.15 for the nine months ended September 30, 2019. The decrease in adjusted earnings was primarily due to unfavorable weather, higher depreciation expense, a prior year adjustment related to income tax recognition for equity method investments and preferred stock dividends. This was partially offset by positive rate case impacts, growth in Commercial Renewables and lower operations and maintenance expense.

MD&A	DUKE ENERGY

The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2020		2019
(in millions, except per-share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,347	$1.85	$3,047	$4.18
Adjustments:
Gas Pipeline Investments(a)	1,695	2.30	—	—
Severance(b)	(75)	(0.10)	—	—
Regulatory Settlements(c)	27	0.04	—	—
Impairment Charges(d)	—	—	(19)	(0.03)
Adjusted Earnings/Adjusted EPS	$2,994	$4.09	$3,028	$4.15

(a)	Net of tax benefit of $395 million.

(b)	Net of tax expense of $23 million.

(c)	Net of tax benefit of $8 million.

(d)	Net of tax expense of $6 million.
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
Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Variance	2020	2019	Variance
Operating Revenues	$6,379	$6,577	$(198)	$16,596	$17,381	$(785)
Operating Expenses
Fuel used in electric generation and purchased power	1,869	1,994	(125)	4,703	5,286	(583)
Operation, maintenance and other	1,326	1,357	(31)	3,891	3,957	(66)
Depreciation and amortization	1,053	1,026	27	3,023	2,924	99
Property and other taxes	286	301	(15)	885	899	(14)
Impairment charges	20	(20)	40	23	(16)	39
Total operating expenses	4,554	4,658	(104)	12,525	13,050	(525)
Gains on Sales of Other Assets and Other, net	3	—	3	11	—	11
Operating Income	1,828	1,919	(91)	4,082	4,331	(249)
Other Income and Expenses, net	67	87	(20)	241	267	(26)
Interest Expense	308	336	(28)	991	1,004	(13)
Income Before Income Taxes	1,587	1,670	(83)	3,332	3,594	(262)
Income Tax Expense	206	285	(79)	493	650	(157)
Segment Income	$1,381	$1,385	$(4)	$2,839	$2,944	$(105)

Duke Energy Carolinas GWh sales	23,726	25,587	(1,861)	64,045	69,019	(4,974)
Duke Energy Progress GWh sales	19,035	19,502	(467)	49,512	52,072	(2,560)
Duke Energy Florida GWh sales	12,973	12,996	(23)	32,390	32,618	(228)
Duke Energy Ohio GWh sales	6,678	7,135	(457)	17,763	18,959	(1,196)
Duke Energy Indiana GWh sales	8,463	8,711	(248)	22,842	24,181	(1,339)
Total Electric Utilities and Infrastructure GWh sales	70,875	73,931	(3,056)	186,552	196,849	(10,297)
Net proportional MW capacity in operation				50,371	49,711	660
Three Months Ended September 30, 2020, as compared to September 30, 2019
Electric Utilities and Infrastructure’s variance is due to lower fuel revenues and unfavorable weather partially offset by higher revenues resulting from the Indiana retail rate case and Duke Energy Florida base and solar rate adjustments. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Operating Revenues. The variance was driven primarily by:

•	a $168 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs at Duke Energy Florida in response to the COVID-19 pandemic;

•	a $75 million decrease in retail sales, net of fuel revenues, due to unfavorable weather compared to prior year; and

•	a $62 million decrease in rider revenues primarily due to energy efficiency programs.
Partially offset by:

•	a $75 million increase due to higher pricing from the Indiana retail rate case, net of rider revenues; and

•	a $28 million increase in retail pricing due to Duke Energy Florida's base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment.
Operating Expenses. The variance was driven primarily by:

•	a $125 million decrease in fuel used in electric generation and purchased power primarily due to lower generation demand and lower fuel costs;

•
a $31 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case; and

•	a $15 million decrease in property and other taxes primarily due to prior year property tax reassessments.
Partially offset by:

•
a $40 million increase in impairment charges primarily due to an impairment of Duke Energy Carolina's Clemson assets and a prior year reduction of an impairment at Duke Energy Florida's Citrus County CC; and

•	a $27 million increase in depreciation and amortization expense primarily due to additional plant in service and change in depreciation rates due to the Indiana retail rate case.
Other Income and Expenses, net. The variance was primarily due to lower AFUDC equity in the current year.
Interest Expense. The variance was primarily due to lower interest rates on outstanding debt.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes. The ETRs for the three months ended September 30, 2020, and 2019 were 13.0% and 17.1%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Nine Months Ended September 30, 2020, as compared to September 30, 2019
Electric Utilities and Infrastructure’s variance is due to unfavorable weather, lower weather-normal retail sale volumes driven by impacts from the COVID-19 pandemic and lower wholesale revenues, partially offset by higher revenues resulting from the Indiana and South Carolina retail rate cases and Duke Energy Florida base and solar rate adjustments. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $642 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs at Duke Energy Florida in response to the COVID-19 pandemic;

•	a $199 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year;

•	a $58 million decrease in wholesale revenues, net of fuel, primarily due to higher recovery of coal ash cost in the prior year and lower capacity volumes at Duke Energy Progress;

•	a $40 million decrease in rider revenues from energy efficiency programs; and

•	a $24 million decrease in weather-normal retail sale volumes due to lower nonresidential customer demand driven by impacts from the COVID-19 pandemic.
Partially offset by:

•	a $75 million increase due to higher pricing from the Indiana retail rate case, net of rider revenues;

•	a $67 million increase in retail pricing due to Duke Energy Florida's base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment; and

•	a $32 million increase due to higher pricing from South Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:

•	a $583 million decrease in fuel used in electric generation and purchased power primarily due to lower generation demand and lower fuel, coal, and natural gas costs;

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

•
a $66 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case; and

•	a $14 million decrease in property and other taxes primarily due to prior year property tax reassessments.
Partially offset by:

•
a $99 million increase in depreciation and amortization expense primarily due to additional plant in service and a change in depreciation rates from the Indiana and South Carolina retail rate cases; and

•
a $39 million increase in impairment charges primarily due to an impairment of Duke Energy Carolina's Clemson assets and a prior year reduction of an impairment at Duke Energy Florida's Citrus County CC.

Other Income and Expenses, net. The variance was primarily due to lower AFUDC equity in the current year.
Interest Expense. The variance was primarily due to lower interest rates on outstanding debt.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes. The ETRs for the nine months ended September 30, 2020, and 2019, were 14.8% and 18.1%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Variance	2020	2019	Variance
Operating Revenues	$241	$249	$(8)	$1,194	$1,311	$(117)
Operating Expenses
Cost of natural gas	41	48	(7)	300	451	(151)
Operation, maintenance and other	103	108	(5)	312	325	(13)
Depreciation and amortization	65	64	1	193	192	1
Property and other taxes	26	24	2	82	84	(2)
Impairment charges	7		7	7	—	7
Total operating expenses	242	244	(2)	894	1,052	(158)
Operating (Loss) Income	(1)	5	(6)	300	259	41
Other Income and Expenses
Equity in (losses) earnings of unconsolidated affiliates	(71)	37	(108)	(2,004)	101	(2,105)
Other income and expenses, net	16	5	11	42	18	24
Total other income and expenses	(55)	42	(97)	(1,962)	119	(2,081)
Interest Expense	35	29	6	103	86	17
(Loss) Income Before Income Taxes	(91)	18	(109)	(1,765)	292	(2,057)
Income Tax Benefit	(18)	(8)	(10)	(365)	—	(365)
Segment (Loss) Income	$(73)	$26	$(99)	$(1,400)	$292	$(1,692)

Piedmont LDC throughput (dekatherms)	115,549,371	121,378,484	(5,829,113)	360,861,306	377,729,141	(16,867,835)
Duke Energy Midwest LDC throughput (Mcf)	9,678,342	9,997,444	(319,102)	58,570,583	62,278,623	(3,708,040)
Three Months Ended September 30, 2020, as compared to September 30, 2019
Gas Utilities and Infrastructure’s results were impacted primarily by the cancellation of the ACP pipeline. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	an $8 million decrease due to lower natural gas costs passed through to customers and decreased off-system sales natural gas costs; and

•	a $4 million decrease due to return of EDIT to customers.
Partially offset by:

•	a $5 million increase due to North Carolina base rate case increases.
Operating Expenses. The variance was driven primarily by:

•	a $7 million decrease in cost of natural gas primarily due to lower natural gas prices and decreased off-system sales natural gas costs.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Partially offset by:

•	a $7 million increase in impairment charges due to Piedmont ACP project materials write-off.
Equity in (losses) earnings of unconsolidated affiliates. The variance was driven primarily by additional charges related to the cancellation of the ACP pipeline.
Income Tax Benefit. The increase in the tax benefit was primarily due to a decrease in pretax income, partially offset by a decrease in AFUDC Equity.
Nine Months Ended September 30, 2020, as compared to September 30, 2019
Gas Utilities and Infrastructure’s results were impacted primarily by the cancellation of the ACP pipeline. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $151 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs; and

•	a $31 million decrease due to return of EDIT to customers.
Partially offset by:

•	a $65 million increase due to North Carolina base rate case increases.
Operating Expenses. The variance was driven primarily by:

•	a $151 million decrease in cost of natural gas due to lower natural gas prices, lower volumes and decreased off-system sales natural gas costs; and

•	a $13 million decrease in operation, maintenance and other due to deferral of previously expensed IT project costs and employee labor and benefits costs.
Partially offset by:

•	a $7 million increase in impairment charges due to Piedmont ACP project materials write-off.
Equity in (losses) earnings of unconsolidated affiliates. The variance was driven primarily by the cancellation of the ACP pipeline.
Other Income and Expenses, net. The variance was driven primarily by AFUDC equity and intercompany interest related to Belews Creek and Marshall Power Generation contracts.
Interest Expense. The variance was driven primarily by interest on the EDIT balance being returned to customers and higher debt outstanding in the current year, offset by lower AFUDC debt income.
Income Tax Benefit. The increase in tax benefit was primarily due to a decrease in pretax income driven by the impact of the cancellation of the ACP pipeline project recorded in the second quarter of 2020. The ETRs for the nine months ended September 30, 2020, and 2019, were 20.7% and 0.0%, respectively. The increase in the ETR was primarily due to an adjustment, recorded in the first quarter of 2019, related to the income tax recognition for equity method investments. The equity method investment adjustment was immaterial and relates to prior years.

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

Commercial Renewables

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Variance	2020	2019	Variance
Operating Revenues	$126	$138	$(12)	$378	$362	$16
Operating Expenses
Operation, maintenance and other	72	81	(9)	204	211	(7)
Depreciation and amortization	52	43	9	148	123	25
Property and other taxes	8	6	2	24	18	6
Impairment charges	—	—	—	6	—	6
Total operating expenses	132	130	2	382	352	30
Operating (Loss) Income	(6)	8	(14)	(4)	10	(14)
Other Income and Expenses, net	(1)	13	(14)	—	3	(3)
Interest Expense	18	35	(17)	49	78	(29)
Loss Before Income Taxes	(25)	(14)	(11)	(53)	(65)	12
Income Tax Benefit	(15)	(35)	20	(52)	(94)	42
Add: Loss Attributable to Noncontrolling Interests	70	19	51	208	110	98
Segment Income	$60	$40	$20	$207	$139	$68

Renewable plant production, GWh	2,563	2,146	417	7,660	6,528	1,132
Net proportional MW capacity in operation(a)				3,984	3,162	822

(a)
Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.

Three Months Ended September 30, 2020, as compared to September 30, 2019
Commercial Renewables' results were favorable primarily due to the growth of new tax equity investments, which includes over 200 MW of capacity installed during the third quarter 2020. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was primarily driven by a $10 million decrease resulting from lower wind resource and solar irradiance and a $13 million decrease within the distributed energy portfolios for lower engineering and construction costs related to project delays from COVID-19. This was partially offset by a $12 million increase from growth of new projects placed in service.
Operating Expenses. The variance was due to an $18 million increase in operating expenses driven by the growth of new projects placed in service. This was partially offset by $12 million decrease within the distributed energy portfolios for lower engineering and construction costs related to project delays from COVID-19 and $4 million of continued cost saving measures.
Other Income and Expenses, net. The decrease in other income was primarily due to a $12 million reclassification to Interest Expense in the prior year of non-qualifying hedge activity.
Interest Expense. The decrease was primarily due to a $12 million reclassification from Other Income and Expenses, net and a $3 million reclassification from Operating Expenses in the prior year of non-qualifying hedge activity as well as higher capitalized interest of $2 million in the current year for solar and wind projects in development.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by an increase in taxes associated with tax equity investments and a decrease in production tax credits generated.
Loss Attributable to Noncontrolling Interests. The increase was driven by the growth of new tax equity investments.
Nine Months Ended September 30, 2020, as compared to September 30, 2019
Commercial Renewables' results were favorable primarily due to growth of new tax equity investments. Since the third quarter of 2019, Commercial Renewables has placed in service approximately 800 MW of capacity.
The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was primarily driven by a $32 million increase associated with the growth of new projects placed in service. This was partially offset by an $18 million decrease within the distributed energy portfolios for lower engineering and construction costs related to delays from COVID-19.
Operating Expenses. The variance was primarily driven by a $45 million increase in operating expenses due to the growth of new projects placed in service and a $6 million impairment charge related to a non-contracted wind project located within the Electric Reliability Council of Texas west market. This was partially offset by a $22 million decrease within the distributed energy portfolios for lower engineering and construction costs related to delays from COVID-19.
Interest Expense. The decrease was primarily driven by $15 million of non-qualifying hedge activity in the prior year and higher capitalized interest of $11 million in the current year for solar and wind projects in development.

PART I

Income Tax Benefit. The decrease in the tax benefit was primarily driven by an increase in taxes associated with tax equity investments and a decrease in production tax credits generated.
Loss Attributable to Noncontrolling Interests. The increase was driven primarily by the growth of new tax equity investments.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Variance	2020	2019	Variance
Operating Revenues	$24	$25	$(1)	$73	$71	$2
Operating Expenses	37	27	10	(15)	66	(81)
Operating (Loss) Income	(13)	(2)	(11)	88	5	83
Other Income and Expenses, net	43	24	19	55	98	(43)
Interest Expense	160	185	(25)	498	536	(38)
Loss Before Income Taxes	(130)	(163)	33	(355)	(433)	78
Income Tax Benefit	(66)	(54)	(12)	(149)	(132)	(17)
Less: Preferred Dividends	39	15	24	93	27	66
Net Loss	$(103)	$(124)	$21	$(299)	$(328)	$29
Three Months Ended September 30, 2020, as compared to September 30, 2019
The variance was primarily driven by higher returns on investments that fund certain employee benefit obligations, lower state income tax expense and higher Bison investment income. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The increase was primarily driven by higher administrative expenses and higher expenses associated with certain employee benefit obligations.
Other Income and Expenses, net. The variance was primarily due to higher returns on investments that fund certain employee benefit obligations and higher Bison investment income.
Interest Expense. The variance was primarily due to lower outstanding short-term debt and lower interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily driven by the issuance of guidance impacting taxes previously recorded, partially offset by a decrease in pretax losses. The ETRs for the three months ended September 30, 2020, and 2019 were 50.8% and 33.1%, respectively. The increase in the ETR was primarily due to the issuance of guidance impacting taxes previously recorded.
Preferred Dividends. The variance was driven by the declaration of preferred stock dividends on preferred stock issued in 2019.
Nine Months Ended September 30, 2020, as compared to September 30, 2019
The variance was primarily driven by a reversal of corporate allocated severance costs and lower state income tax expense, partially offset by lower returns on investments, higher loss experience related to non-property captive insurance claims and the declaration of preferred stock dividends. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to the deferral of 2018 corporate allocated severance costs due to the partial settlement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, partially offset by higher loss experience related to non-property captive insurance claims.
Other Income and Expenses, net. The variance was primarily due to lower returns on investments that fund certain employee benefit obligations and lower earnings on the NMC investment.
Interest Expense. The variance was primarily due to lower outstanding short-term debt and lower interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily driven by lower state income tax expense, partially offset by a decrease in pretax losses. The ETRs for the nine months ended September 30, 2020, and 2019 were 42.0% and 30.5%, respectively. The increase in the ETR was primarily due to lower state income tax expense.
Preferred Dividends. The variance was driven by the declaration of preferred stock dividends on preferred stock issued in 2019.

MD&A	DUKE ENERGY CAROLINAS

DUKE ENERGY CAROLINAS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2020	2019	Variance
Operating Revenues	$5,416	$5,619	$(203)
Operating Expenses
Fuel used in electric generation and purchased power	1,326	1,371	(45)
Operation, maintenance and other	1,218	1,324	(106)
Depreciation and amortization	1,090	1,013	77
Property and other taxes	213	221	(8)
Impairment charges	22	11	11
Total operating expenses	3,869	3,940	(71)
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	1,548	1,679	(131)
Other Income and Expenses, net	128	106	22
Interest Expense	370	346	24
Income Before Income Taxes	1,306	1,439	(133)
Income Tax Expense	178	255	(77)
Net Income	$1,128	$1,184	$(56)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020
Residential sales	(2.2)%
General service sales	(6.5)%
Industrial sales	(9.4)%
Wholesale power sales	(3.0)%
Joint dispatch sales	(56.0)%
Total sales	(7.2)%
Average number of customers	1.9%
Nine Months Ended September 30, 2020, as compared to September 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $131 million decrease in retail sales due to unfavorable weather in the current year;

•	an $86 million decrease in fuel revenues due to lower prices and retail sales volumes; and

•	a $22 million decrease in rider revenues primarily due to energy efficiency programs.
Partially offset by:

•	a $19 million increase in weather-normal retail sales volumes; and

•	a $17 million increase due to higher pricing from the South Carolina and North Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:

•
a $106 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, partially offset by higher storm restoration costs; and

•	a $45 million decrease in fuel used in electric generation and purchased power primarily due to lower retail sales volumes, net of a prior period true up.
Partially offset by:

•	a $77 million increase in depreciation and amortization expense primarily due to additional plant in service and new depreciation rates associated with the South Carolina rate case.
Other Income and Expenses, net. The variance was primarily due to higher AFUDC equity in the current year.
Interest Expense. The variance was primarily due to higher debt outstanding in the current year.

MD&A	DUKE ENERGY CAROLINAS

Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes.
PROGRESS ENERGY
Results of Operations

	Nine Months Ended September 30,
(in millions)	2020	2019	Variance
Operating Revenues	$8,117	$8,558	$(441)
Operating Expenses
Fuel used in electric generation and purchased power	2,628	3,100	(472)
Operation, maintenance and other	1,789	1,813	(24)
Depreciation and amortization	1,356	1,377	(21)
Property and other taxes	419	439	(20)
Impairment charges	1	(25)	26
Total operating expenses	6,193	6,704	(511)
Gains on Sales of Other Assets and Other, net	9	—	9
Operating Income	1,933	1,854	79
Other Income and Expenses, net	89	106	(17)
Interest Expense	599	650	(51)
Income Before Income Taxes	1,423	1,310	113
Income Tax Expense	190	212	(22)
Net Income	1,233	1,098	135
Nine Months Ended September 30, 2020, as compared to September 30, 2019
Operating Revenues. The variance was driven primarily by:

•
a $485 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs in response to the COVID-19 pandemic at Duke Energy Florida and lower fuel prices, volumes and native load transfer sales in the current year at Duke Energy Progress;

•
a $47 million decrease in wholesale power revenues, net of fuel, primarily due to higher recovery of coal ash cost in the prior year and lower capacity volumes at Duke Energy Progress, partially offset by increased demand at Duke Energy Florida;

•
a $47 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year at Duke Energy Progress, partially offset by favorable weather in the current year at Duke Energy Florida;

•	a $44 million decrease in rider revenues primarily due to the Crystal River 3 uprate regulatory asset being fully recovered in 2019 at Duke Energy Florida; and

•	a $24 million decrease in weather-normal retail sales volume.
Partially offset by:

•	a $107 million increase in storm revenues due to Hurricane Dorian collections at Duke Energy Florida;

•	a $67 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment at Duke Energy Florida;

•	a $15 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers at Duke Energy Progress; and

•	an $8 million increase in other revenues primarily due to increased transmission and lighting equipment revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:

•
a $472 million decrease in fuel used in electric generation and purchased power primarily due to lower demand and changes in generation mix at Duke Energy Progress and lower fuel costs at Duke Energy Florida;

•
a $24 million decrease in operation, maintenance and other expense at Duke Energy Progress primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, reduced outage costs and energy efficiency program costs, partially offset by storm cost amortizations at Duke Energy Florida;

MD&A	PROGRESS ENERGY

•
a $21 million decrease in depreciation and amortization expense primarily driven by a decrease in coal ash amortization, partially offset by a higher depreciable base and impacts from North Carolina and the South Carolina rate cases at Duke Energy Progress; and

•	a $20 million decrease in property and other taxes driven by lower gross receipts taxes due to decreased fuel revenues and lower accrued property taxes at Duke Energy Florida.
Partially offset by:

•	a $26 million increase in impairment charges primarily due to the prior year's impairment reduction related to Citrus County CC at Duke Energy Florida.
Other Income and Expenses, net. The variance was primarily due to lower AFUDC equity in the current year at Duke Energy Progress.
Interest Expense. The variance was driven primarily by lower interest rates on outstanding debt at Duke Energy Progress.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income.
DUKE ENERGY PROGRESS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2020	2019	Variance
Operating Revenues	$4,207	$4,559	$(352)
Operating Expenses
Fuel used in electric generation and purchased power	1,337	1,571	(234)
Operation, maintenance and other	970	1,070	(100)
Depreciation and amortization	833	855	(22)
Property and other taxes	129	131	(2)
Impairment charges	5	—	5
Total operating expenses	3,274	3,627	(353)
Gains on Sales of Other Assets and Other, net	8	—	8
Operating Income	941	932	9
Other Income and Expenses, net	52	75	(23)
Interest Expense	203	232	(29)
Income Before Income Taxes	790	775	15
Income Tax Expense	79	125	(46)
Net Income	$711	$650	$61
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2020
Residential sales	(2.8)%
General service sales	(7.7)%
Industrial sales	(5.4)%
Wholesale power sales	(9.5)%
Joint dispatch sales	19.9%
Total sales	(4.9)%
Average number of customers	1.7%
Nine Months Ended September 30, 2020, as compared to September 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $230 million decrease in fuel cost recovery driven by lower fuel prices and volumes as well as less native load transfer sales in the current year;

•	a $73 million decrease in retail sales due to unfavorable weather in the current year;

•
a $58 million decrease in wholesale power revenues, net of fuel, primarily due to higher recovery of coal ash cost in the prior year and decreased volumes, partially offset by increased capacity rates; and

•	a $14 million decrease in weather-normal retail sales volumes in the current year.

MD&A	DUKE ENERGY PROGRESS

Partially Offset by:

•	a $15 million increase due to higher pricing from the South Carolina and North Carolina retail rate cases, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:

•	a $234 million decrease in fuel used in electric generation and purchased power primarily due to lower demand and changes in generation mix; and

•
a $100 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, reduced outage costs and energy efficiency program costs; and

•
a $22 million decrease in depreciation and amortization expense primarily driven by a decrease in coal ash amortization, partially offset by a higher depreciable base and impacts from North Carolina and the South Carolina rate cases.

Other Income and Expenses, net. The variance was primarily due to lower AFUDC equity in the current year.
Interest Expense. The variance was driven primarily by lower interest rates on outstanding debt.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income.
DUKE ENERGY FLORIDA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2020	2019	Variance
Operating Revenues	$3,897	$3,987	$(90)
Operating Expenses
Fuel used in electric generation and purchased power	1,291	1,529	(238)
Operation, maintenance and other	806	730	76
Depreciation and amortization	523	522	1
Property and other taxes	290	309	(19)
Impairment charges	(4)	(25)	21
Total operating expenses	2,906	3,065	(159)
Operating Income	991	922	69
Other Income and Expenses, net	36	39	(3)
Interest Expense	245	246	(1)
Income Before Income Taxes	782	715	67
Income Tax Expense	159	129	30
Net Income	$623	$586	$37
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

Increase (Decrease) over prior period	2020
Residential sales	2.9%
General service sales	(6.0)%
Industrial sales	6.9%
Wholesale and other	(6.8)%
Total sales	(0.7)%
Average number of customers	1.7%
Nine Months Ended September 30, 2020, as compared to September 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $255 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs in response to the COVID-19 pandemic;

•	a $44 million decrease in rider revenues primarily due to full recovery of the Crystal River 3 uprate regulatory asset in 2019; and

•	a $10 million decrease in weather-normal retail sales volumes.

MD&A	DUKE ENERGY FLORIDA

Partially offset by:

•	a $107 million increase in storm revenues due to Hurricane Dorian collections;

•	a $67 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment;

•	a $26 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;

•	an $11 million increase in wholesale power revenues, net of fuel, primarily due to increased demand; and

•
an $8 million increase in other revenues primarily due to increased transmission revenues and lighting equipment rentals, partially offset by lower late payment and service charge revenues due to a moratorium during the COVID-19 pandemic.

Operating Expenses. The variance was driven primarily by:

•	a $238 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel costs; and

•	a $19 million decrease in property and other taxes driven by lower gross receipts taxes due to decreased fuel revenues and lower accrued property taxes.
Partially offset by:

•	a $76 million increase in operation, maintenance and other expense primarily due to storm cost amortizations; and

•	a $21 million increase in impairment charges primarily due to the prior year's impairment reduction related to Citrus County CC.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and favorable tax adjustments in the prior year.
DUKE ENERGY OHIO
Results of Operations

	Nine Months Ended September 30,
(in millions)	2020	2019	Variance
Operating Revenues
Regulated electric	$1,070	$1,099	$(29)
Regulated natural gas	324	354	(30)
Total operating revenues	1,394	1,453	(59)
Operating Expenses
Fuel used in electric generation and purchased power	258	293	(35)
Cost of natural gas	46	68	(22)
Operation, maintenance and other	333	378	(45)
Depreciation and amortization	208	199	9
Property and other taxes	244	229	15
Total operating expenses	1,089	1,167	(78)
Operating Income	305	286	19
Other Income and Expenses, net	11	19	(8)
Interest Expense	75	81	(6)
Income Before Income Taxes	241	224	17
Income Tax Expense	40	34	6
Net Income	$201	$190	$11
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2020	2020
Residential sales	(0.1)%	(6.6)%
General service sales	(7.8)%	(9.4)%
Industrial sales	(7.9)%	(3.9)%
Wholesale electric power sales	(37.3)%	n/a
Other natural gas sales	n/a	(1.8)%
Total sales	(6.3)%	(6.0)%
Average number of customers	1.4%	1.1%

MD&A	DUKE ENERGY OHIO

Nine Months Ended September 30, 2020, as compared to September 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $46 million decrease in fuel related revenues primarily due to lower prices and decreased volumes;

•	a $13 million decrease in revenues due to unfavorable weather in the current year;

•	a $10 million decrease in other revenues due to lower OVEC sales into PJM;

•
a $7 million decrease in revenues primarily due to the suspension of the Manufactured Gas Plant rider and lower energy efficiency riders, partially offset by the Distribution Capital Investment rider; and

•	a $7 million decrease in bulk power marketing sales.
Partially offset by:

•	a $17 million increase in retail pricing primarily due to rate case impacts in Kentucky; and

•	an $11 million increase in PJM transmission revenues as a result of increased capital spend.
Operating Expenses. The variance was driven primarily by:

•	a $57 million decrease in fuel expense, primarily driven by lower retail prices, decreased volumes and lower OVEC costs; and

•
a $45 million decrease in operations, maintenance and other expense primarily due to Customer Connect and Network Integration Transmission Services deferrals, the timing of energy efficiency programs and outage costs, lower employee benefit expenses and lower vegetation and pole maintenance costs.

Partially offset by:

•	a $15 million increase in property and other taxes primarily due to higher property taxes primarily due to increased plant in service, partially offset by lower kilowatt taxes and franchise taxes; and

•
a $9 million increase in depreciation and amortization primarily driven by an increase in distribution plant, partially offset by lower amortization due to the suspension of the MGP rider in Ohio and environmental surcharge mechanism amortization of deferred coal ash pond ARO.

Other Income and Expenses, net. The decrease was primarily due to lower AFUDC equity and lower intercompany interest income, partially offset by a decrease in write-offs associated with certified supplier uncollectible amounts.
DUKE ENERGY INDIANA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2020	2019	Variance
Operating Revenues	$2,070	$2,289	$(219)
Operating Expenses
Fuel used in electric generation and purchased power	577	720	(143)
Operation, maintenance and other	564	569	(5)
Depreciation and amortization	415	393	22
Property and other taxes	57	55	2
Total operating expenses	1,613	1,737	(124)
Operating Income	457	552	(95)
Other Income and Expenses, net	28	35	(7)
Interest Expense	114	111	3
Income Before Income Taxes	371	476	(105)
Income Tax Expense	72	113	(41)
Net Income	$299	$363	$(64)

MD&A	DUKE ENERGY INDIANA

The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020
Residential sales	(1.1)%
General service sales	(7.1)%
Industrial sales	(9.8)%
Wholesale power sales	3.8%
Total sales	(5.5)%
Average number of customers	1.5%
Nine Months Ended September 30, 2020, as compared to September 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $157 million decrease in fuel revenues primarily due to lower fuel cost recovery driven by customer demand and fuel prices;

•	a $91 million decrease primarily due to IGCC rider revenues as a result of lower Edwardsport sales volumes and credit adjustment rider refunds related to IGCC Settlements;

•	a $20 million decrease in weather-normal retail sales volumes driven by lower nonresidential customer demand;

•	an $11 million decrease in retail sales due to unfavorable weather in the current year; and

•	an $11 million decrease in wholesale revenues primarily related to the true up of wholesale transmission revenues and lower rates in the current year.
Partially offset by:

•	a $75 million increase primarily due to higher pricing from the Indiana retail rate case, net of certain rider revenues moving to base.
Operating Expenses. The variance was driven primarily by:

•
a $143 million decrease in fuel used in electric generation and purchased power expense primarily due to lower coal and natural gas costs, lower amortization of deferred fuel costs and lower purchased power expense.

Partially offset by:

•	a $22 million increase in depreciation and amortization primarily due to a change in depreciation rates from the Indiana retail rate case and additional plant in service.
Other Income and Expenses, net. The decrease was primarily due to life insurance proceeds received in the prior year.
Income Tax Expense. The decrease in income tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes.
PIEDMONT
Results of Operations

	Nine Months Ended September 30,
(in millions)	2020	2019	Variance
Operating Revenues	$871	$956	$(85)
Operating Expenses
Cost of natural gas	254	384	(130)
Operation, maintenance and other	234	241	(7)
Depreciation and amortization	133	127	6
Property and other taxes	37	39	(2)
Impairment charges	7	—	7
Total operating expenses	665	791	(126)
Operating Income	206	165	41
Other Income and Expenses, net	44	19	25
Interest Expense	89	65	24
Income Before Income Taxes	161	119	42
Income Tax Expense	6	22	(16)
Net Income	$155	$97	$58

MD&A	PIEDMONT

The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020
Residential deliveries	(3.7)%
Commercial deliveries	(10.3)%
Industrial deliveries	(3.6)%
Power generation deliveries	(3.9)%
For resale	(11.3)%
Total throughput deliveries	(4.5)%
Secondary market volumes	(10.1)%
Average number of customers	2.1%
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
Nine Months Ended September 30, 2020, as compared to September 30, 2019
Operating Revenues. The variance was driven primarily by:

•	a $130 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs;

•	a $31 million decrease due to return of EDIT to customers; and

•	a $7 million decrease due to NCUC approval related to tax reform accounting from fixed-rate contracts in the prior year.
Partially offset by:

•	a $65 million increase due to North Carolina base rate case increases; and

•	a $16 million increase due to North Carolina IMR increases.
Operating Expenses. The variance was driven primarily by:

•	a $130 million decrease in cost of natural gas due to lower natural gas prices, lower volumes, and decreased off-system sales natural gas costs.
Partially offset by:

•	a $7 million increase in impairment charges due to Piedmont ACP project materials write-off.
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
During March 2020, in response to market volatility and the ongoing economic uncertainty related to COVID-19, Duke Energy took several actions to enhance the company's liquidity position including:

•
Duke Energy drew down the remaining $500 million of availability under the existing $1 billion Three-Year Revolving Credit Facility. That additional borrowing was subsequently repaid during the second quarter of 2020; and

•
Duke Energy entered into and borrowed the full amount under a $1.5 billion, 364-day Term Loan Credit Agreement. The Term Loan Credit Agreement contained a provision for additional borrowing capacity of $500 million. Duke Energy exercised the provision and borrowed an additional $188 million, for a total borrowing of approximately $1.7 billion. In the third quarter of 2020, Duke Energy repaid $844 million of the 364-day Term Loan.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

Following March 2020, access to credit and equity markets has normalized. In addition to the financings to address the company's liquidity position, for the nine months ended September 30, 2020, Duke Energy issued approximately $5.6 billion in debt, raised $157 million of common equity through its dividend reinvestment program and paid down $500 million on the Three-Year Revolving Credit Facility. Despite the recovery in capital markets, Duke Energy continues to monitor access to credit and equity markets amid the ongoing economic uncertainty related to COVID-19.
As of September 30, 2020, Duke Energy had approximately $308 million of cash on hand, $5.9 billion available under its $8 billion Master Credit Facility and $500 million available under the $1 billion Three-Year Revolving Credit Facility. Duke Energy has additional liquidity available totaling approximately $2.6 billion under outstanding equity forward agreements. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Duke Energy continues to monitor access to credit and equity markets. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders' Equity," respectively, for information regarding Duke Energy's debt and equity issuances, debt maturities and available credit facilities including the Master Credit Facility.
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
Credit Ratings
In October 2020, Moody's Investors Services, Inc. revised the credit rating outlook for Duke Energy Corporation, Duke Energy Carolinas and Duke Energy Progress from stable to negative. The change in outlook is principally due to the company's capital and investment expenditure program and potentially adverse regulatory decisions in Duke Energy's two largest subsidiaries, specifically regarding the recovery of and return on coal ash remediation expenditures and higher costs due to severe storms. There have been no changes by any of the rating agencies to the credit ratings of any of the Duke Energy Registrants during 2020. Standard & Poors Rating Services continues to maintain a stable outlook on Duke Energy Corporation and its subsidiaries.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Cash flows provided by (used in):
Operating activities	$6,766	$5,637
Investing activities	(7,964)	(8,633)
Financing activities	1,225	2,987
Net increase (decrease) in cash, cash equivalents and restricted cash	27	(9)
Cash, cash equivalents and restricted cash at beginning of period	573	591
Cash, cash equivalents and restricted cash at end of period	$600	$582
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2020	2019	Variance
Net income	$1,232	$2,964	$(1,732)
Non-cash adjustments to net income	6,194	4,376	1,818
Contributions to qualified pension plans	—	(77)	77
Payments for asset retirement obligations	(463)	(582)	119
Refund of AMT credit carryforwards	572	—	572
Working capital	(769)	(1,044)	275
Net cash provided by operating activities	$6,766	$5,637	$1,129
The variance was primarily due to:

•	a $572 million refund of AMT credit carryforwards;

•	a $119 million decrease in payments for asset retirement obligations;

•	a $77 million decrease in contributions to qualified pension plans; and

•	timing of payments of property taxes and higher Nuclear Electric Insurance Limited (NEIL) refunds in the current year.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2020	2019	Variance
Capital, investment and acquisition expenditures	$(7,684)	$(8,348)	$664
Other investing items	(280)	(285)	5
Net cash used in investing activities	$(7,964)	$(8,633)	$669
The variance relates primarily to decreases in capital expenditures due to lower overall investments in the Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables segments.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2020	2019	Variance
Issuances of long-term debt, net	$2,694	$3,394	$(700)
Issuances of common stock	75	41	34
Issuances of preferred stock	—	1,963	(1,963)
Notes payable, commercial paper and other short-term borrowings	260	(1,019)	1,279
Dividends paid	(2,113)	(1,990)	(123)
Contributions from noncontrolling interests	402	615	(213)
Other financing items	(93)	(17)	(76)
Net cash provided by financing activities	$1,225	$2,987	$(1,762)
The variance was primarily due to:

•	a $1,963 million decrease in proceeds from the issuance of preferred stock;

•	a $700 million decrease in proceeds from net issuances of long-term debt primarily due to the timing of issuances and redemptions of long-term debt; and

•	a $415 million decrease related to the sale of a noncontrolling interest in the Commercial Renewables segment.
Partially offset by:

•	a $1,279 million increase in net proceeds from issuances of notes payable and commercial paper including borrowings of $844 million under the 364-day Term Loan Credit Agreement; and

•	a $200 million increase related to contributions from noncontrolling interests for tax equity financing activity in the Commercial Renewables segment.
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
On May 14, 2020, the five-year probation period following the Dan River coal ash spill ended. The court-appointed monitor confirmed in U.S. District Court for the Eastern District of North Carolina that Duke Energy met or exceeded every obligation throughout the process. Separately, in a final report to the EPA, it was noted that the company made significant enhancements to its Ethics and Compliance Program and its environmental compliance programs.

MD&A	OTHER MATTERS

Section 126 Petitions
On November 16, 2016, the state of Maryland filed a petition with EPA under Section 126 of the Clean Air Act alleging that 19 power plants, including two plants (three units) that Duke Energy Registrants own and operate, contribute to violations of EPA’s National Ambient Air Quality Standards (NAAQS) for ozone in the state of Maryland. On March 12, 2018, the state of New York filed a petition with EPA, also under Section 126 of the Clean Air Act alleging that over 60 power plants, including five that Duke Energy Registrants own and operate, contribute to violations of EPA’s ozone NAAQS in the state of New York. Both Maryland and New York sought EPA orders requiring the states in which the named power plants operate to impose more stringent NOx emission limitations on the plants. On October 5, 2018, EPA denied the Maryland petition. That same day, Maryland appealed EPA's denial. On October 18, 2019, EPA denied the New York petition, and New York appealed that decision on October 29, 2019. On May 19, 2020, the U.S. Court of Appeals for the D.C. Circuit issued its decision, finding, with one exception, that EPA reasonably denied the Maryland petition. The court remanded one issue to EPA regarding target sources lacking catalytic controls. All of the Duke Energy units targeted have selective catalytic reduction so the decision is favorable for these units.
A different panel of the same court heard oral argument in New York’s appeal of EPA’s denial of its Section 126 Petition on May 7, 2020, and on July 14, 2020, the panel issued its decision remanding the Petition to EPA for further review. The Duke Energy Registrants cannot predict the outcome of this matter.
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2020, there were no material changes to Duke Energy’s off-balance sheet arrangements. See Notes 1, 3, 4 and 11 to the Condensed Consolidated Financial Statements, "Organization and Basis of Presentation," "Regulatory Matters," "Commitments and Contingencies," and "Variable Interest Entities," respectively, for additional information on ACP. See Note 13 to the Condensed Consolidated Financial Statements, "Stockholders' Equity," for information regarding equity forward sales agreements. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and nine months ended September 30, 2020, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants. During the three and nine months ended September 30, 2020, there were no material changes to the Duke Energy Registrants' disclosures about market risk, other than as described below.
Credit Risk
In response to the COVID-19 pandemic, in March 2020, the Duke Energy Subsidiary Registrants announced a suspension of disconnections for nonpayment to be effective throughout the national emergency. Disconnections have resumed and there is an expectation of an increase in charge-offs in the future. In addition, the Registrants are monitoring the effects of the resultant economic slowdown on counterparties’ abilities to perform under their contractual obligations.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
The COVID-19 pandemic has begun to impact the Duke Energy Registrants' business strategy, results of operations, financial position and cash flows, albeit not materially as of this filing date, from specific activities listed below:

•	Decreased demand for electricity and natural gas;

•	Delays in rate cases and other legal proceedings;

•	The health and availability of our critical personnel and their ability to perform business functions; and

•	Actions of state utility commissions or federal or state governments to allow customers to suspend or delay payment of bills related to the provision of electric or natural gas services.
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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	Ninetieth Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
4.2	First Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on August 20, 2020, File No. 1-3382).				X
4.3
Twenty-fourth Supplemental Indenture, dated as of September 11, 2020 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on September 11, 2020, File No. 1-32853).
X
10.1
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of September 30, 2020 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.2
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
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

Date:	November 5, 2020	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2020	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)