Form 10-K
period 2020-12-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2021-02-25
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2020 or

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7252(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2020.	$58,688,204,289
Number of shares of Common Stock, $0.001 par value, outstanding at January 31, 2021.	768,663,580
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Duke Energy definitive proxy statement for the 2021 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11 and 13 hereof.
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

TABLE OF CONTENTS
TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2020

FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions and can often be identified by terms and phrases that include “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook” or other similar terminology. Various factors may cause actual results to be materially different than the suggested outcomes within forward-looking statements; accordingly, there is no assurance that such results will be realized. These factors include, but are not limited to:
◦The impact of the COVID-19 pandemic;
◦State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, including those related to climate change, as well as rulings that affect cost and investment recovery or have an impact on rate structures or market prices;
◦The extent and timing of costs and liabilities to comply with federal and state laws, regulations and legal requirements related to coal ash remediation, including amounts for required closure of certain ash impoundments, are uncertain and difficult to estimate;
◦The ability to recover eligible costs, including amounts associated with coal ash impoundment retirement obligations and costs related to significant weather events, and to earn an adequate return on investment through rate case proceedings and the regulatory process;
◦The costs of decommissioning nuclear facilities could prove to be more extensive than amounts estimated and all costs may not be fully recoverable through the regulatory process;
◦Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
◦Industrial, commercial and residential growth or decline in service territories or customer bases resulting from sustained downturns of the economy and the economic health of our service territories or variations in customer usage patterns, including energy efficiency efforts and use of alternative energy sources, such as self-generation and distributed generation technologies;
◦Federal and state regulations, laws and other efforts designed to promote and expand the use of energy efficiency measures and distributed generation technologies, such as private solar and battery storage, in Duke Energy service territories could result in customers leaving the electric distribution system, excess generation resources as well as stranded costs;
◦Advancements in technology;
◦Additional competition in electric and natural gas markets and continued industry consolidation;
◦The influence of weather and other natural phenomena on operations, including the economic, operational and other effects of severe storms, hurricanes, droughts, earthquakes and tornadoes, including extreme weather associated with climate change;
◦Changing customer expectations and demands including heightened emphasis on environmental, social and governance concerns;
◦The ability to successfully operate electric generating facilities and deliver electricity to customers including direct or indirect effects to the company resulting from an incident that affects the United States electric grid or generating resources;
◦Operational interruptions to our natural gas distribution and transmission activities;
◦The availability of adequate interstate pipeline transportation capacity and natural gas supply;
◦The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches, operational accidents, information technology failures or other catastrophic events, such as fires, explosions, pandemic health events or other similar occurrences;
◦The inherent risks associated with the operation of nuclear facilities, including environmental, health, safety, regulatory and financial risks, including the financial stability of third-party service providers;
◦The timing and extent of changes in commodity prices and interest rates and the ability to recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;
◦The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, interest rate fluctuations, compliance with debt covenants and conditions and general market and economic conditions;
◦Credit ratings of the Duke Energy Registrants may be different from what is expected;
◦Declines in the market prices of equity and fixed-income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans and nuclear decommissioning trust funds;
◦Construction and development risks associated with the completion of the Duke Energy Registrants’ capital investment projects, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner, or at all;
◦Changes in rules for regional transmission organizations, including changes in rate designs and new and evolving capacity markets, and risks related to obligations created by the default of other participants;
◦The ability to control operation and maintenance costs;
◦The level of creditworthiness of counterparties to transactions;
◦The ability to obtain adequate insurance at acceptable costs;

FORWARD LOOKING STATEMENTS
◦Employee workforce factors, including the potential inability to attract and retain key personnel;
◦The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);
◦The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;
◦The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;
◦The impact of United States tax legislation to our financial condition, results of operations or cash flows and our credit ratings;
◦The impacts from potential impairments of goodwill or equity method investment carrying values; and
◦The ability to implement our business strategy, including enhancing existing technology systems.
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida Office of Public Counsel and other customer advocates

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida Office of Public Counsel and other customer advocates, which replaces and supplants the 2013 Settlement

ACE	Affordable Clean Energy

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy and Southern Company Gas

ACP pipeline	The approximately 600-mile canceled interstate natural gas pipeline

AFUDC	Allowance for funds used during construction

AFS	Available for Sale

AMI	Advanced Metering Infrastructure

AMT	Alternative Minimum Tax

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ATM	At-the-market

Audit Committee	Audit Committee of the Board of Directors

Beckjord	Beckjord Generating Station

Belews Creek	Belews Creek Steam Station

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

Brunswick	Brunswick Nuclear Plant

Cardinal	Cardinal Pipeline Company, LLC

Catawba	Catawba Nuclear Station

CC	Combined Cycle

CCR	Coal Combustion Residuals

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

Citrus County CC	Citrus County Combined Cycle Facility

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the Company	Duke Energy Corporation and its subsidiaries

Constitution	Constitution Pipeline Company, LLC

CPCN	Certificate of Public Convenience and Necessity

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

CWA	Clean Water Act

DATC	Duke-American Transmission Company, LLC

D.C. Circuit Court	U.S. Court of Appeals for the District of Columbia

GLOSSARY OF TERMS

DEFR	Duke Energy Florida Receivables, LLC

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DOE	U.S. Department of Energy

Dominion	Dominion Energy, Inc.

Dth	Dekatherms

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

East Bend	East Bend Generating Station

EE	Energy efficiency

EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction agreement

EPS	Earnings Per Share

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FES	FirstEnergy Solutions Corp.

Form S-3	Registration statement

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

FV-NI	Fair value through net income

GAAP	Generally Accepted Accounting Principles in the United States

GAAP Reported EPS	Basic EPS Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GIC	GIC Private Limited

GWh	Gigawatt-hour

Hardy Storage	Hardy Storage Company, LLC

Harris	Shearon Harris Nuclear Plant

HLBV	Hypothetical Liquidation at Book Value

IGCC	Integrated Gasification Combined Cycle

GLOSSARY OF TERMS

IMPA	Indiana Municipal Power Agency

IMR	Integrity Management Rider

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISO	Independent System Operator

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

Investment Trusts	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

KO Transmission	KO Transmission Company

KPSC	Kentucky Public Service Commission

LIBOR	London Interbank Offered Rate

LLC	Limited Liability Company

McGuire	McGuire Nuclear Station

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Unit

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

NCDEQ	North Carolina Department of Environmental Quality

NCEMC	North Carolina Electric Membership Corporation

NCEMPA	North Carolina Eastern Municipal Power Agency

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

New Source Review	Clean Air Act program that requires industrial facilities to install modern pollution control equipment when they are built or when making a change that increases emissions significantly

NMC	National Methanol Company

NOL	Net operating loss

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

NYSE	New York Stock Exchange

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

ORS	Office of Regulatory Staff

OTTI	Other-than-temporary impairment

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

PGA	Purchased Gas Adjustments

PHMSA	Pipeline and Hazardous Materials Safety Administration

GLOSSARY OF TERMS

Piedmont	Piedmont Natural Gas Company, Inc.

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PISCC	Post-in-service carrying costs

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credits

PUCO	Public Utilities Commission of Ohio

PURPA	Public Utility Regulatory Policies Act of 1978

QF	Qualifying Facility

REC	Renewable Energy Certificate

Relative TSR	TSR of Duke Energy stock relative to a predefined peer group

Robinson	Robinson Nuclear Plant

ROU	Right-of-use

RSU	Restricted Stock Unit

RTO	Regional Transmission Organization

Sabal Trail	Sabal Trail Transmission, LLC

SAFSTOR	A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SEC	Securities and Exchange Commission

SELC	Southern Environmental Law Center

Spectra Capital	Spectra Energy Capital, LLC

S&P	Standard & Poor’s Rating Services

State utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and TPUC (Collectively)

State electric utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (Collectively)

State gas utility commissions	NCUC, PSCSC, PUCO, TPUC and KPSC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Sutton	L.V. Sutton Combined Cycle Plant

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

TSR	Total shareholder return

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

W.S. Lee CC	William States Lee Combined Cycle Facility

WVPA	Wabash Valley Power Association, Inc.

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
Business Segments
Duke Energy's segment structure includes three reportable business segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. Duke Energy's chief operating decision-maker routinely reviews financial information about each of these business segments in deciding how to allocate resources and evaluate the performance of the business. For additional information on each of these business segments, including financial and geographic information, see Note 2 to the Consolidated Financial Statements, “Business Segments.” The following sections describe the business and operations of each of Duke Energy’s business segments, as well as Other.
ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure conducts operations primarily through the regulated public utilities of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Duke Energy Ohio. Electric Utilities and Infrastructure provides retail electric service through the generation, transmission, distribution and sale of electricity to approximately 7.9 million customers within the Southeast and Midwest regions of the U.S. The service territory is approximately 91,000 square miles across six states with a total estimated population of 25 million people. The operations include electricity sold wholesale to municipalities, electric cooperative utilities and other load-serving entities. Electric Utilities and Infrastructure is also a joint owner in certain electric transmission projects. Electric Utilities and Infrastructure has a 50% ownership interest in DATC, a partnership with American Transmission Company, formed to design, build and operate transmission infrastructure. DATC owns 72% of the transmission service rights to Path 15, an 84-mile transmission line in central California. Electric Utilities and Infrastructure also has a 50% ownership interest in Pioneer, which builds, owns and operates electric transmission facilities in North America. The following map shows the service territory for Electric Utilities and Infrastructure as of December 31, 2020.

BUSINESS

Duke Energy Electric Service Territories

Service Territory
Counties Served
Electric Business

DUKE ENERGY

BUILDING A SMARTER ENERGY FUTURE™

©2018 Duke Energy Corporation 183097 10/18

The electric operations and investments in projects are subject to the rules and regulations of the FERC, the NRC, the NCUC, the PSCSC, the FPSC, the IURC, the PUCO and the KPSC.
The following table represents the distribution of GWh billed sales by customer class for the year ended December 31, 2020.

	Duke	Duke	Duke	Duke	Duke
	Energy	Energy	Energy	Energy	Energy
	Carolinas	Progress	Florida	Ohio	Indiana
Residential	33%	27%	51%	38%	30%
General service	33%	22%	35%	37%	25%
Industrial	23%	16%	7%	23%	31%
Total retail sales	89%	65%	93%	98%	86%
Wholesale and other sales	11%	35%	7%	2%	14%
Total sales	100%	100%	100%	100%	100%
The number of residential and general service customers within the Electric Utilities and Infrastructure service territory is expected to increase over time. Sales growth is expected within the service territory but continues to be influenced by adoption of energy efficiencies and self-generation. Residential sales increased in 2020 compared to 2019 due to customer growth and the stay-at-home orders as a result of the COVID-19 pandemic. Meanwhile, sales for general service and industrial customers decreased in 2020 due to the impacts of the COVID-19 pandemic. These trends in residential, general service and industrial sales may continue in the short term but are not expected to be permanent. It is still expected that the continued adoption of more efficient housing and appliances will have a negative impact on average usage per residential customer over time.
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
Competition
Retail
Electric Utilities and Infrastructure’s businesses operate as the sole supplier of electricity within their service territories, with the exception of Ohio, which has a competitive electricity supply market for generation service. Electric Utilities and Infrastructure owns and operates facilities necessary to generate, transmit, distribute and sell electricity. Services are priced by state commission-approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable electricity at fair prices.
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
Energy Capacity and Resources
Electric Utilities and Infrastructure owns approximately 50,807 MW of generation capacity. For additional information on owned generation facilities, see Item 2, “Properties.”
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

BUSINESS
Sources of Electricity
Electric Utilities and Infrastructure relies principally on natural gas, nuclear fuel and coal for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2020.

				Cost of Delivered Fuel per Net
	Generation by Source			Kilowatt-hour Generated (Cents)
	2020	2019	2018	2020	2019	2018
Natural gas and oil(a)	31.3%	29.2%	26.2%	2.55	2.96	3.57
Nuclear(a)	29.6%	28.6%	26.0%	0.58	0.60	0.50
Coal(a)	18.1%	21.6%	24.4%	2.99	3.08	2.82
All fuels (cost-based on weighted average)(a)	79.0%	79.4%	76.6%	1.91	2.14	2.29
Hydroelectric and solar(b)	1.9%	1.2%	1.3%
Total generation	80.9%	80.6%	77.9%
Purchased power and net interchange	19.1%	19.4%	22.1%
Total sources of energy	100.0%	100.0%	100.0%
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
Electric Utilities and Infrastructure has contracted for uranium materials and services to fuel its nuclear reactors. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. Electric Utilities and Infrastructure staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements in the near term and decreasing portions of its fuel requirements over time thereafter. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with spot market purchases. Due to the technical complexities of changing suppliers of fuel fabrication services, Electric Utilities and Infrastructure generally source these services to a single domestic supplier on a plant-by-plant basis using multiyear contracts.
Electric Utilities and Infrastructure has entered into fuel contracts that cover 100% of its uranium concentrates and conversion services through at least 2021, 100% of its enrichment services through at least 2022, and 100% of its fabrication services requirements for these plants through at least 2027. For future requirements not already covered under long-term contracts, Electric Utilities and Infrastructure believes it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.
Coal
Electric Utilities and Infrastructure meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. Electric Utilities and Infrastructure uses spot market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which may have various price adjustment provisions and market reopeners, range from 2021 to 2023 for Duke Energy Carolinas and Duke Energy Progress and 2021 to 2025 for Duke Energy Indiana. Expiration dates for Duke Energy Florida and Duke Energy Ohio are in 2021. Electric Utilities and Infrastructure expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. Electric Utilities and Infrastructure has an adequate supply of coal under contract to meet its risk management guidelines regarding projected future consumption. As a result of volatility in natural gas prices and the associated impacts on coal-fired dispatch within the generation fleet, coal inventories will continue to fluctuate. Electric Utilities and Infrastructure continues to actively manage its portfolio and has worked with suppliers to obtain increased flexibility in its coal contracts.

BUSINESS
Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in the Illinois Basin. Coal purchased for Kentucky is produced from mines along the Ohio River in Illinois, Ohio, West Virginia and Pennsylvania. Coal purchased for Indiana is primarily produced in Indiana and Illinois. There are adequate domestic coal reserves to serve Electric Utilities and Infrastructure's coal generation needs through end of life. The current average sulfur content of coal purchased by Electric Utilities and Infrastructure is between 1.5% and 2% for Duke Energy Carolinas and Duke Energy Progress, and between 2.5% and 3% for Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana. Electric Utilities and Infrastructure's environmental controls, in combination with the use of sulfur dioxide (SO2) emission allowances, enable Electric Utilities and Infrastructure to satisfy current SO2 emission limitations for its existing facilities.
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
The following table summarizes purchased power for the previous three years:

	2020	2019	2018
Purchase obligations and leases (in millions of MWh)(a)	32.7	34.8	21.3
Purchase capacity under contract (in MW)(b)	4,716	4,238	4,025
(a)    Represents approximately 13% of total system requirements for 2020, 14% for 2019 and 7% for 2018.
(b)    For 2020, 2019 and 2018, these agreements include approximately 412 MW of firm capacity under contract by Duke Energy Florida with QFs.
Inventory
Electric Utilities and Infrastructure must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2020, the inventory balance for Electric Utilities and Infrastructure was approximately $3 billion. For additional information on inventory, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
Ash Basin Management
During 2015, EPA issued regulations related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under the Resource Conservation and Recovery Act (RCRA) and apply to electric generating sites with new and existing landfills and new and existing surface impoundments and establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments (ash basins or impoundments) will continue to be regulated by existing state laws, regulations and permits, such as the Coal Ash Management Act in North Carolina.
Electric Utilities and Infrastructure has and will periodically submit to applicable authorities required site-specific coal ash impoundment remediation or closure plans. Closure plans and all associated permits will receive necessary approvals before any work can begin. Closure activities have begun in all of Duke Energy's jurisdictions. Excavation began in 2015 at the four sites specified as high priority by the NC Coal Ash Management Act and at the W.S. Lee Steam Station site in South Carolina in connection with other legal requirements. Excavation at these sites involves movement of CCR materials to off-site locations for use as structural fill, to appropriate engineered off-site or on-site lined landfills or for reuse in an approved beneficial application. Duke Energy has completed excavation of coal ash at three of the four high-priority NC sites. At other sites where CCR management is required, planning and closure methods have been studied and factored into the estimated retirement and management costs, and closure activities have commenced.
The EPA CCR rule and the NC Coal Ash Management Act leave the decision on cost recovery determinations related to closure of coal ash surface impoundments to the normal ratemaking processes before utility regulatory commissions. Duke Energy's electric utilities have included compliance costs associated with federal and state requirements in their respective rate proceedings. In January 2021, Duke Energy Carolinas and Duke Energy Progress reached a settlement agreement on recovery of coal ash costs, which is subject to review and approval of the NCUC. During 2017, Duke Energy Carolinas' and Duke Energy Progress’ wholesale contracts were amended to include the recovery of expenditures related to AROs for the closure of coal ash basins. The amended contracts have retail disallowance parity or provisions limiting challenges to CCR cost recovery actions at FERC. FERC approved the amended wholesale rate schedules in 2017. For additional information on the ash basins and recovery, see Item 7, "Other Matters" and Notes 3, 4 and 9 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations," respectively.
Nuclear Matters
Duke Energy owns, wholly or partially, 11 operating nuclear reactors located at six operating stations. The Crystal River Unit 3 permanently ceased operation in February 2013. Nuclear insurance includes: nuclear liability coverage; property damage coverage; nuclear accident decontamination and premature decommissioning coverage; and accidental outage coverage for losses in the event of a major accidental outage. Joint owners reimburse Duke Energy for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which is approximately $13.8 billion. For additional information on nuclear insurance, see Note 4 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

	NDTF(a)		Decommissioning
(in millions)	December 31, 2020	December 31, 2019	Costs(a)	Year of Cost Study
Duke Energy	$9,114	$8,140	$9,105	2018 or 2019
Duke Energy Carolinas(b)(c)	4,977	4,359	4,365	2018
Duke Energy Progress(d)	3,500	3,047	4,181	2019
Duke Energy Florida(e)	637	734	559	N/A
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
(d)    Duke Energy Progress' site-specific nuclear decommissioning cost study completed in 2019 was filed with the NCUC and PSCSC in March 2020. Duke Energy Progress also completed a funding study, which was filed with the NCUC and PSCSC in July 2020.
(e)    During 2019, Duke Energy Florida reached an agreement to transfer decommissioning work for Crystal River Unit 3 to a third party and decommissioning costs are based on the agreement with this third party rather than a cost study. Regulatory approval was received from the NRC and the FPSC in April 2020 and August 2020, respectively. See Note 3 for more information.
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
Until the DOE begins to accept the spent nuclear fuel, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida will continue to safely manage their spent nuclear fuel. Under current regulatory guidelines, Harris has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license. With certain modifications and approvals by the NRC to expand the on-site dry cask storage facilities, spent nuclear fuel dry storage facilities will be sufficient to provide storage space of spent fuel through the expiration of the operating licenses, including any license renewals, for Brunswick, Catawba, McGuire, Oconee and Robinson. Crystal River Unit 3 ceased operation in 2013 and was placed in a SAFSTOR condition in January 2018. As of January 2018, all spent fuel at Crystal River Unit 3 has been transferred from the spent fuel pool to dry storage at an on-site independent spent fuel storage installation. During 2020, the NRC and the FPSC approved an agreement to transfer ownership of spent fuel for Crystal River Unit 3 to a third party. See Note 3 for more information.
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
The NRC has acknowledged permanent cessation of operation and permanent removal of fuel from the reactor vessel at Crystal River Unit 3. Therefore, the license no longer authorizes operation of the reactor. For additional information on nuclear decommissioning activity, see Notes 3 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and "Asset Retirement Obligations," respectively.
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

	Regulatory Body	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Indiana 2019 Indiana Rate Case(a)	IURC	$146	9.7%	53%	7/30/2020
Duke Energy Kentucky 2019 Kentucky Electric Rate Case	KPSC	24	9.25%	48.23%	5/1/2020
Duke Energy Carolinas 2018 South Carolina Rate Case	PSCSC	45	9.5%	53%	6/1/2019
Duke Energy Progress 2018 South Carolina Rate Case	PSCSC	29	9.5%	53%	6/1/2019
Duke Energy Ohio 2017 Ohio Electric Rate Case	PUCO	(19)	9.84%	50.75%	1/2/2019
Duke Energy Carolinas 2017 North Carolina Rate Case	NCUC	(73)	9.9%	52%	8/1/2018
Duke Energy Kentucky 2017 Kentucky Electric Rate Case	KPSC	8	9.725%	49%	5/1/2018
Duke Energy Progress 2017 North Carolina Rate Case	NCUC	151	9.9%	52%	3/16/2018

Pending Rate Cases:
Duke Energy Carolinas 2019 North Carolina Rate Case(b)	NCUC	$291	10.3%	53%	8/1/2020
Duke Energy Progress 2019 North Carolina Rate Case(b)	NCUC	464	10.3%	53%	9/1/2020
(a)    Step 1 rates are approximately 75% of the total and became effective July 30, 2020. Step 2 rates are approximately 25% of the total rate case increase and will be implemented in mid-2021. Amounts exclude the Utility Receipt Tax amounts.
(b)    Partial Settlements were reached on July 31, 2020, which are subject to approval by the NCUC. Components of the partial settlements included a return of equity of 9.6% and a capital structure of 52% equity. These temporary rates went into effect August 24, 2020, for Duke Energy Carolinas and September 1, 2020, for Duke Energy Progress. A settlement was also reached, subject to approval by the NCUC, on coal ash cost recovery in January of 2021.

Additionally, in January 2021, Duke Energy Florida filed a settlement agreement with the FPSC that, if approved, will allow annual increases to its base rates at an agreed upon return on equity (“ROE”) band and includes a base rate stay-out provision through 2024, among other provisions. For more information on rate matters and other regulatory proceedings, see Note 3 to the Consolidated Financial Statements, “Regulatory Matters.”
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
GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure conducts natural gas operations primarily through the regulated public utilities of Piedmont, Duke Energy Ohio and Duke Energy Kentucky. The natural gas operations are subject to the rules and regulations of the NCUC, PSCSC, PUCO, KPSC, TPUC, PHMSA and the FERC. Gas Utilities and Infrastructure serves residential, commercial, industrial and power generation natural gas customers, including customers served by municipalities who are wholesale customers. Gas Utilities and Infrastructure has over 1.6 million customers, including 1.1 million customers located in North Carolina, South Carolina and Tennessee, and an additional 541,000 customers located within southwestern Ohio and northern Kentucky. In the Carolinas, Ohio and Kentucky, the service areas are comprised of numerous cities, towns and communities. In Tennessee, the service area is the metropolitan area of Nashville. The following map shows the service territory and investments in operating pipelines for Gas Utilities and Infrastructure as of December 31, 2020.

BUSINESS

Duke Energy Gas Service Territories

Indiana
Ohio
Kentucky
Tennessee
North Carolina
South Carolina
Florida
Service Territory
Counties Served
Gas Business
Midstream Gas Pipelines
DUKE ENERGY
BUILDING A SMARTER ENERGY FUTURE ®

©2021 Duke Energy Corporation 200477-A 2/21

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
Natural Gas for Retail Distribution
Gas Utilities and Infrastructure is responsible for the distribution of natural gas to retail customers in its North Carolina, South Carolina, Tennessee, Ohio and Kentucky service territories. Gas Utilities and Infrastructure’s natural gas procurement strategy is to contract primarily with major and independent producers and marketers for natural gas supply. It also purchases a diverse portfolio of transportation and storage service from interstate pipelines. This strategy allows Gas Utilities and Infrastructure to assure reliable natural gas supply and transportation for its firm customers during peak winter conditions. When firm pipeline services or contracted natural gas supplies are temporarily not needed due to market demand fluctuations, Gas Utilities and Infrastructure may release these services and supplies in the secondary market under FERC-approved capacity release provisions or make wholesale secondary market sales. In 2020, firm supply purchase commitment agreements provided 100% of the natural gas supply for both Piedmont and Duke Energy Ohio.

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
Competition
Gas Utilities and Infrastructure’s businesses operate as the sole provider of natural gas service within their retail service territories. Gas Utilities and Infrastructure owns and operates facilities necessary to transport and distribute natural gas. Gas Utilities and Infrastructure earns retail margin on the transmission and distribution of natural gas and not on the cost of the underlying commodity. Services are priced by state commission-approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable natural gas service at fair prices.
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
Pipeline and Storage Investments
Duke Energy, through its Gas Utilities and Infrastructure segment, has a 7.5% equity ownership interest in Sabal Trail. Sabal Trail is a joint venture that owns the Sabal Trail Natural Gas Pipeline (Sabal Trail pipeline) to transport natural gas to Florida, regulated by FERC. The Sabal Trail Phase I mainline was placed into service in July 2017 and traverses Alabama, Georgia and Florida. The remaining lateral line to the Duke Energy Florida's Citrus County CC was placed into service in March 2018. Phase II of Sabal Trail went into service in May 2020, adding approximately 200,000 Dth of capacity to the Sabal Trail pipeline.
Gas Utilities and Infrastructure has a 47% equity ownership interest in ACP, which planned to build the ACP pipeline, an approximately 600-mile interstate natural gas pipeline. The ACP pipeline was intended to transport diverse natural gas supplies into southeastern markets and would be regulated by FERC. Dominion Energy owns 53% of ACP and was contracted to construct and operate the ACP pipeline upon completion. On July 5, 2020, Dominion announced a sale of substantially all of its gas transmission and storage segment assets, which were critical to the ACP pipeline. Further, permitting delays and legal challenges had materially affected the timing and cost of the pipeline. As a result, Duke Energy determined that they would no longer invest in the construction of the ACP pipeline. For the year ended December 31, 2020, Duke Energy recorded $2.1 billion of costs related to ACP.
Gas Utilities and Infrastructure has a 24% equity ownership interest in Constitution, an interstate pipeline development company formed to develop, construct, own and operate a 124-mile natural gas pipeline and related facilities, regulated by FERC. Constitution was slated to transport natural gas supplies from the Marcellus supply region in northern Pennsylvania to major northeastern markets. As of February 5, 2020, the Constitution partners formally resolved to initiate the dissolution of Constitution, and to terminate the Constitution Pipeline project.
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
See Notes 3, 12 and 17 to the Consolidated Financial Statements, "Regulatory Matters," "Investments in Unconsolidated Affiliates" and "Variable Interest Entities," respectively, for further information on Duke Energy's pipeline investments.

BUSINESS
Inventory
Gas Utilities and Infrastructure must maintain adequate natural gas inventory in order to provide reliable delivery to customers. As of December 31, 2020, the inventory balance for Gas Utilities and Infrastructure was $82 million. For more information on inventory, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
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

	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Piedmont 2017 South Carolina Rate Stabilization Adjustment Filing	$6	10.2%	53.0%	November 2017
Piedmont 2018 South Carolina Rate Stabilization Adjustment Filing	(14)	10.2%	53.0%	November 2018
Piedmont 2019 South Carolina Rate Stabilization Adjustment Filing	6	9.9%	55.4%	November 2019
Piedmont 2020 South Carolina Rate Stabilization Adjustment Filing	7	9.8%	52.3%	November 2020
Duke Energy Kentucky 2018 Natural Gas Base Rate Case	7	9.7%	50.8%	April 2019
Piedmont 2019 North Carolina Natural Gas Base Rate Case	109	9.7%	52.0%	November 2019
Piedmont 2020 Tennessee Natural Gas Base Rate Case	16	9.8%	50.5%	January 2021
Gas Utilities and Infrastructure has IMR mechanisms in North Carolina and Tennessee designed to separately track and recover certain costs associated with capital investments incurred to comply with federal pipeline safety and integrity programs. The following table summarizes information related to the recently approved IMR filing.

	Cumulative	Annual	Effective
(in millions)	Investment	Revenues	Date
Piedmont 2020 IMR Filing – North Carolina	$307	$30	December 2020
In Piedmont's Tennessee rate case settled in February 2021, the Company included projected IMR investment through December 31, 2021, in its rate base. The recovery of integrity investment was requested in the rate case and not through the Tennessee IMR mechanism.
For more information on rate matters and other regulatory proceedings, see Note 3 to the Consolidated Financial Statements, “Regulatory Matters.”
Federal
Gas Utilities and Infrastructure is subject to various federal regulations, including regulations that are particular to the natural gas industry. These federal regulations include but are not limited to the following:
•Regulations of the FERC affect the certification and siting of new interstate natural gas pipeline projects, the purchase and sale of, the prices paid for, and the terms and conditions of service for the interstate transportation and storage of natural gas.
•Regulations of the PHMSA affect the design, construction, operation, maintenance, integrity, safety and security of natural gas distribution and transmission systems.

BUSINESS
•Regulations of the EPA relate to the environment including proposed air emissions regulations that would expand to include emissions of methane.
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
Commercial Renewables' renewable energy includes utility-scale wind and solar generation assets, distributed solar generation assets, distributed fuel cell assets and battery storage projects, which total 2,763 MW across 21 states from 21 wind facilities, 150 solar projects, 70 fuel cell locations and two battery storage facilities. Revenues are primarily generated by selling the power produced from renewable generation through long-term contracts to utilities, electric cooperatives, municipalities and corporate customers. In most instances, these customers have obligations under state-mandated renewable energy portfolio standards or similar state or local renewable energy goals. Energy and renewable energy credits generated by wind and solar projects are generally sold at contractual prices. The following map shows the locations of renewable generation facilities of which Commercial Renewables has an ownership interest as of December 31, 2020.

Commercial Renewables Portfolio

Solar Power projects
Wind Power projects
Fuel Cell projects
Battery Storage facility

As eligible projects are placed in service, Commercial Renewables recognizes either PTCs as power is generated by wind projects over 10 years or ITCs when the renewable solar or fuel cell project achieves commercial availability. ITCs are recognized over the useful life of the asset as a reduction to depreciation expense. Benefits of the tax basis adjustment due to the ITC are recognized in income in the year of commercial availability. The ITC for solar and fuel cells is being phased down from a rate of 30% for projects that began construction before 2020 to a permanent 10% rate for solar and no ITC available for fuel cells if construction begins after 2023. The PTC is being phased out and wind turbines will earn 10 years of PTCs at phased-out rates if construction begins in 2017 through 2021.

BUSINESS
Commercial Renewables has entered into agreements for certain of its generating assets that are held by LLCs whose members include a noncontrolling tax equity investor. The allocation of tax attributes and cash flows to the tax equity investor are governed by the provisions of the LLC agreements. The GAAP earnings allocations to the tax equity investors can result in variability in earnings to Duke Energy as a result of the application of the HLBV method in allocating income or loss to the owners. As part of its growth strategy, Commercial Renewables expects to enter into these arrangements for future generating assets.
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
Human Capital Management
Governance
Our employees are critical to the success of our company. Our Human Resources organization is responsible for our human capital management strategy, which includes recruiting and hiring, onboarding and training, diversity and inclusion, workforce planning, talent and succession planning, performance management and employee development. Key areas of focus include fostering a high-performance and inclusive culture built on strong leadership and highly engaged and diverse employees, building a pipeline of skilled workers and ensuring knowledge transfer as employees retire.
Our Board of Directors provides oversight on certain human capital management matters, primarily through the Compensation and People Development Committee, which is responsible for reviewing strategies and policies related to human capital management, including with respect to matters such as diversity and inclusion, employee engagement and talent development. The Compensation and People Development Committee also receives updates on employee engagement surveys and action plans.
Employees
On December 31, 2020, Duke Energy had a total of 27,535 full-time, part-time and temporary employees, the overwhelming majority of which were full-time employees. The total includes 5,165 employees who are represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working practices, and other terms and conditions of employment.

BUSINESS
Compensation
The company seeks to attract and retain an appropriately qualified workforce and leverages Duke Energy’s leadership imperatives to foster a culture focused on customers, innovation, and highly engaged employees. Our compensation program is designed to link pay to performance with the goal of attracting and retaining talented employees, rewarding individual performance, encouraging long-term commitment to our business, and aligning the interests of our management team with those of key stakeholders, including shareholders and customers. In addition to competitive base pay, we provide eligible employees with compensation and benefits under a variety of plans and programs, including with respect to health care benefits, retirement savings, pension, health savings and flexible spending accounts, wellness, family leaves, employee assistance, as well as other benefits including a charitable matching program. We supplement our pay for performance program with a number of compensation policies that are aligned with the long-term interests of Duke Energy and our shareholders, including a short-term incentive plan and a long-term incentive plan for eligible employees.
Diversity and Inclusion
Duke Energy is committed to continuing to build a diverse workforce that reflects the communities we serve while strengthening a culture of inclusion where employees and customers feel respected and valued. Our Enterprise Diversity and Inclusion Advisory Council, which is chaired by our Chief Operating Officer, is responsible for reviewing our diversity and inclusion initiatives for continuous improvement, as well as helping to develop actionable outcomes and results. We have established aspirational goals with respect to diversity and inclusion, and we regularly report our progress toward achieving those goals. Our aspirational goals include achieving a workforce representation of at least 25% female and 20% racial and ethnic diversity. As of December 31, 2020, our workforce consisted of approximately 23% female and 18% racial and ethnic diversity.
The company also has a number of Employee Resource Groups (ERGs), which are networks of employees formed around a common dimension of diversity whose goals and objectives align with the company's goals and objectives. These groups focus on employee professional development and networking, community outreach, cultural awareness, recruiting and retention. They also serve as a resource to the company for advocacy and community outreach and improving customer service through innovation. ERG-sponsored forums include networking events, mentoring, scholarship banquets for aspiring college students, and workshops on topics such as time management, stress reduction, career planning and work-life balance. Our ERGs are open to all employees.
Among other efforts, the company has developed partnerships with community organizations, community colleges and historically black colleges and universities to support our strategy of building a diverse and highly skilled talent pipeline.
Operational Excellence
The foundation for our growth and success is our continued focus on operational excellence, the leading indicator of which is safety. As such, the safety of our workforce remains our top priority. The company closely monitors the Total Incident Case Rate (TICR), which is a metric based on strict OSHA definitions that measures the number of occupational injuries and illnesses per 100 employees. This objective emphasizes our focus on achieving an event-free and injury-free workplace. As an indication of our commitment to safety, we include safety metrics in both the short-term and long-term incentive plans based on the TICR for employees. Our employees delivered strong safety results in 2020, consistent with our industry-leading performance levels from 2016 through 2019.

COVID-19 Response
Safety continued to be of paramount importance during the COVID-19 pandemic and included executing on robust business continuity plans that helped ensure critical functions continued to operate under a broad range of circumstances while maintaining a safe work environment. Actions included the following:
•Engaged our environmental, health and safety experts to develop new safety protocols for thousands of essential workers
•Quickly transitioned thousands of employees to virtual status
•Added bandwidth for our information technology systems, reviewed inventory in supply chain, implemented a series of surveys to get employee input, and provided ongoing communications to keep them informed as conditions evolved
•Created a cross-functional COVID-19 case management team to track and disposition positive cases, ensure appropriate contact tracing and compliance with quarantine and safe return to work requirements
•Ensured power plants and electricity and natural gas delivery facilities were staffed, helping safeguard dependable service to customers
•Implemented stringent preventive measures in alignment with the Centers for Disease Control and Prevention’s (CDC) guidance to help keep employees and customers safe and help ensure we had adequate resources to maintain reliability
The company also provided additional benefits to support our workforce throughout the pandemic, including:
•60 hours of additional personal time off to employees who experienced a disruption in dependent care due to school, daycare or other dependent care issues
•A $1,500 stipend to assist with unplanned expenses resulting from costs related to COVID-19 to employees at a certain pay threshold
•Donated more than $550,000 to the Relief4Employees program, which is a fund that employees can draw upon for short-term financial help during times of personal need

BUSINESS
Information about Our Executive Officers
The following table sets forth the individuals who currently serve as executive officers. Executive officers serve until their successors are duly elected or appointed.

Name	Age(a)	Current and Recent Positions Held
Lynn J. Good	61
Chair, President and Chief Executive Officer. Ms. Good has served as Chair, President and Chief Executive Officer of Duke Energy since January 1, 2016, and was Vice Chairman, President and Chief Executive Officer of Duke Energy from July 2013 through December 2015. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009.

Steven K. Young	62
Executive Vice President and Chief Financial Officer. Mr. Young assumed his current position in August 2013. Prior to that, he served as Vice President, Chief Accounting Officer and Controller, assuming the role of Chief Accounting Officer in July 2012 and the role of Controller in December 2006.

Douglas F Esamann	63
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

Kodwo Ghartey-Tagoe	57
Executive Vice President, Chief Legal Officer and Corporate Secretary. Mr. Ghartey-Tagoe assumed the position of Executive Vice President, Chief Legal Officer and Corporate Secretary in May 2020. He was appointed Executive Vice President and Chief Legal Officer in October 2019, after serving as President, South Carolina since 2017. Mr. Ghartey-Tagoe joined Duke Energy in 2002 and has held numerous management positions in Duke Energy’s Legal Department, including Duke Energy's Senior Vice President of State and Federal Regulatory Legal Support.

Dwight L. Jacobs	55
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

Dhiaa M. Jamil	64
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

Julia S. Janson	56
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

Brian D. Savoy	45
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

Harry K. Sideris	50
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

(a)    The ages of the officers provided are as of January 31, 2021.
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
Environmental Matters
The Duke Energy Registrants are subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting the Duke Energy Registrants include, but are not limited to:
•The Clean Air Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.
•The CWA, which requires permits for facilities that discharge wastewaters into navigable waters.
•The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that currently owns or in the past owned or operated a disposal site, as well as transporters or generators of hazardous substances sent to a disposal site, to share in remediation costs.

BUSINESS
•The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their permitting and licensing decisions, including siting approvals.
•Coal Ash Act, as amended, which establishes requirements regarding the use and closure of existing ash basins, the disposal of ash at active coal plants and the handling of surface water and groundwater impacts from ash basins in North Carolina.
•The Solid Waste Disposal Act, as amended by RCRA, which creates a framework for the proper management of hazardous and nonhazardous solid waste; classifies CCR as nonhazardous waste; and establishes standards for landfill and surface impoundment placement, design, operation and closure, groundwater monitoring, corrective action, and post-closure care.
•The Toxic Substances Control Act, which gives EPA the authority to require reporting, recordkeeping and testing requirements, and to place restrictions relating to chemical substances and/or mixtures, including polychlorinated biphenyls.
For more information on environmental matters, see Notes 4 and 9 to the Consolidated Financial Statements, “Commitments and Contingencies – Environmental” and "Asset Retirement Obligations," respectively, and the “Other Matters” section of Management's Discussion and Analysis. Except as otherwise described in these sections, costs to comply with current federal, state and local provisions regulating the discharge of materials into the environment or other potential costs related to protecting the environment are incorporated into the routine cost structure of our various business segments and are not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.
The "Other Matters" section of Management's Discussion and Analysis includes more information on certain environmental regulations and a discussion of Global Climate Change including the potential impact of current and future legislation related to GHG emissions on the Duke Energy Registrants' operations. Recently passed and potential future environmental statutes and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if and when such statutes and regulations become effective, the Duke Energy Registrants will seek appropriate regulatory recovery of costs to comply within its regulated operations.
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
Substantially all of Duke Energy Carolinas' operations are regulated and qualify for regulatory accounting. Duke Energy Carolinas operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”
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
Substantially all of Progress Energy’s operations are regulated and qualify for regulatory accounting. Progress Energy operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”
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
Substantially all of Duke Energy Progress’ operations are regulated and qualify for regulatory accounting. Duke Energy Progress operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY FLORIDA

Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida’s service area covers approximately 13,000 square miles and supplies electric service to approximately 1.9 million residential, commercial and industrial customers. For information about Duke Energy Florida’s generating facilities, see Item 2, “Properties.” Duke Energy Florida is subject to the regulatory provisions of the FPSC, NRC and FERC.
Substantially all of Duke Energy Florida’s operations are regulated and qualify for regulatory accounting. Duke Energy Florida operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

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
Duke Energy Ohio’s service area covers approximately 3,000 square miles and supplies electric service to approximately 880,000 residential, commercial and industrial customers and provides transmission and distribution services for natural gas to approximately 545,000 customers. For information about Duke Energy Ohio's generating facilities, see Item 2, “Properties.”
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
Substantially all of Duke Energy Ohio's operations are regulated and qualify for regulatory accounting. Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. For additional information on these business segments, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”
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
Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting. Duke Energy Indiana operates one reportable business segment, Electric Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”
PIEDMONT

Piedmont is a regulated public utility primarily engaged in the distribution of natural gas to over 1.1 million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including customers served by municipalities who are wholesale customers. For information about Piedmont's natural gas distribution facilities, see Item 2, "Properties." Piedmont is subject to the regulatory provisions of the NCUC, PSCSC, TPUC, PHMSA and FERC.
Substantially all of Piedmont’s operations are regulated and qualify for regulatory accounting. Piedmont operates one reportable business segment, Gas Utilities and Infrastructure. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”
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
Duke Energy’s results of operations depend, in significant part, on the extent to which it can implement its business strategy successfully. Duke Energy's strategy, which includes transforming the customer experience, achieving net-zero carbon emissions by 2050, modernizing the regulatory construct and digital transformation, is subject to business, regulatory, economic and competitive uncertainties and contingencies, and required advancements in technology to achieve net-zero carbon emissions by 2050, many of which are beyond its control. As a consequence, Duke Energy may not be able to fully implement or realize the anticipated results of its strategy.

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
The EPA has enacted or proposed federal regulations governing the management of cooling water intake structures, wastewater and CO2 emissions. New state legislation, including the North Carolina Clean Energy Plan, could impose carbon reduction goals that are more aggressive than the company's plans. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.
The Duke Energy Registrants' operations, capital expenditures and financial results may be affected by regulatory changes related to the impacts of global climate change.
There is continued concern, and increasing activism, both nationally and internationally, about climate change. The EPA and state regulators may adopt and implement regulations to restrict emissions of GHGs to address global climate change. Increased regulation of GHG emissions could impose significant additional costs on the Duke Energy Registrants' electric and natural gas operations, their suppliers and customers. Regulatory changes could result in generation facilities to be retired early and result in stranded costs if Duke Energy is not able to fully recover the costs and investment in generation, and could also affect demand for energy conservation and renewable products, which could impact our electric and natural gas businesses.
OPERATIONAL RISKS
The Duke Energy Registrants’ operations have been and may be affected by COVID-19 in ways listed below and in ways the registrants cannot predict at this time.
The COVID-19 pandemic has impacted the Duke Energy Registrants' business strategy, results of operations, financial position and cash flows, albeit not materially as of this filing date, from specific activities listed below:
•Decreased demand for electricity and natural gas;
•Delays in rate cases and other legal proceedings;
•An inability to obtain labor or equipment necessary for the construction of generation projects or pipeline expansion;
•The health and availability of our critical personnel and their ability to perform business functions; and
•Actions of state utility commissions or federal or state governments to allow customers to suspend or delay payment of bills related to the provision of electric or natural gas services.
Furthermore, due to the unpredictability of the COVID-19 pandemic’s ongoing impact on global health and economic stability, the Duke Energy Registrants expect that the activities listed below could negatively impact their business strategy, results of operations, financial position and cash flows:
•An inability to procure satisfactory levels of fuels or other necessary equipment to continue production of electricity and delivery of natural gas;
•An inability to maintain information technology systems and protections from cyberattack;
•An inability to obtain financing in volatile financial markets;
•Additional federal regulation tied to stimulus and other aid packages; and
•Impairment charges, which could include real estate as options for working remotely are evaluated and goodwill.

RISK FACTORS
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
Factors that could impact sales volumes, generation of electricity and market prices at which the Duke Energy Registrants are able to sell electricity and natural gas are as follows:
•weather conditions, including abnormally mild winter or summer weather that cause lower energy or natural gas usage for heating or cooling purposes, as applicable, and periods of low rainfall that decrease the ability to operate facilities in an economical manner;
•supply of and demand for energy commodities;
•transmission or transportation constraints or inefficiencies that impact nonregulated energy operations;
•availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, nuclear or natural gas plants, and customer usage of energy-efficient equipment that reduces energy demand;
•natural gas, crude oil and refined products production levels and prices;
•ability to procure satisfactory levels of inventory, such as coal, natural gas and uranium; and
•capacity and transmission service into, or out of, the Duke Energy Registrants’ markets.
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
The Duke Energy Registrants have recognized significant AROs related to these CCR-related requirements. Closure activities began in 2015 at the four sites specified as priority by the Coal Ash Act and at the W.S. Lee Steam Station site in South Carolina in connection with other legal requirements. Excavation at these sites involves movement of CCR materials to off-site locations for use as structural fill, to appropriate engineered off-site or on-site lined landfills or conversion of the ash for beneficial use. Duke Energy has completed excavation of coal ash at three of the four high priority sites. At other sites, planning and closure methods have been studied and factored into the estimated retirement and management costs, and closure activities have commenced. As the closure and CCR management work progresses and final closure plans and corrective action measures are developed and approved at each site, the scope and complexity of work and the amount of CCR material could be greater than estimates and could, therefore, materially increase compliance expenditures and rate impacts.
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
The Duke Energy Registrants future results may be impacted by changing customer expectations and demands including heightened emphasis on environmental, social and governance concerns.
Duke Energy’s outcomes are influenced by the expectations of our customers and stakeholders. Those expectations are based on the core fundamentals of reliability and affordability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services and offerings. Additionally, the risks of global climate change continues to shape our customers’ sustainability goals and energy needs. Failure to meet those expectations or to adequately address the risks and external pressures from regulators, investors and other stakeholders may impact favorable outcomes in future rate cases and the results of operations for the Duke Energy Registrants.
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

RISK FACTORS
Sustained severe drought conditions could impact generation by hydroelectric plants, as well as fossil and nuclear plant operations, as these facilities use water for cooling purposes and for the operation of environmental compliance equipment. Furthermore, destruction caused by severe weather events, such as hurricanes, flooding, tornadoes, severe thunderstorms, snow and ice storms, can result in lost operating revenues due to outages, property damage, including downed transmission and distribution lines, and additional and unexpected expenses to mitigate storm damage. The cost of storm restoration efforts may not be fully recoverable through the regulatory process.
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
The Duke Energy Registrants purchase almost all of their natural gas supply from interstate sources that must be transported to the applicable service territories. Interstate pipeline companies transport the natural gas to the Duke Energy Registrants' systems under firm service agreements that are designed to meet the requirements of their core markets. A significant disruption to interstate pipelines capacity or reduction in natural gas supply due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyberattacks or other acts of war or legislative or regulatory actions or requirements, including remediation related to integrity inspections, could reduce the normal interstate supply of natural gas and thereby reduce earnings. Moreover, if additional natural gas infrastructure, including, but not limited to, exploration and drilling rigs and platforms, processing and gathering systems, offshore pipelines, interstate pipelines and storage, cannot be built at a pace that meets demand, then growth opportunities could be limited.
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
Additionally, the Duke Energy Registrants are exposed to risk that counterparties will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of, among other things, bankruptcies, transportation delays, weather, labor relations, force majeure events or environmental regulations affecting any of these fuel suppliers, could limit the Duke Energy Registrants' ability to operate their facilities. Should counterparties fail to perform, the Duke Energy Registrants might be forced to replace the underlying commitment at prevailing market prices possibly resulting in losses in addition to the amounts, if any, already paid to the counterparties.
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

RISK FACTORS
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
The financial condition of some insurance companies, actual or threatened physical or cyberattacks, and natural disasters, among other things, could have disruptive effects on insurance markets. The availability of insurance covering risks that the Duke Energy Registrants and their respective competitors typically insure against may decrease, and the insurance that the Duke Energy Registrants are able to obtain may have higher deductibles, higher premiums, and more restrictive policy terms. Further, the insurance policies may not cover all of the potential exposures or the actual amount of loss incurred. Any losses not covered by insurance, or any increases in the cost of applicable insurance, could adversely affect the results of operations, financial position or cash flows of the affected Duke Energy Registrant.
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

RISK FACTORS
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

RISK FACTORS
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
GENERAL RISKS
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

UNRESOLVED STAFF COMMENTS
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PROPERTIES
ITEM 2. PROPERTIES

ELECTRIC UTILITIES AND INFRASTRUCTURE
The following table provides information related to the Electric Utilities and Infrastructure's generation stations as of December 31, 2020. The MW displayed in the table below are based on summer capacity. Ownership interest in all facilities is 100% unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,554
McGuire	Nuclear	Uranium	NC	2,316
Catawba(a)	Nuclear	Uranium	SC	445
Belews Creek	Fossil	Coal/Gas	NC	2,220
Marshall	Fossil	Coal/Gas	NC	2,058
J.E. Rogers	Fossil	Coal/Gas	NC	1,388
Lincoln Combustion Turbine (CT)	Fossil	Gas/Oil	NC	1,193
Allen	Fossil	Coal	NC	1,098
Rockingham CT	Fossil	Gas/Oil	NC	825
W.S. Lee Combined Cycle (CC)(b)	Fossil	Gas	SC	686
Buck CC	Fossil	Gas	NC	668
Dan River CC	Fossil	Gas	NC	662
Mill Creek CT	Fossil	Gas/Oil	SC	563
W.S. Lee	Fossil	Gas	SC	170
W.S. Lee CT	Fossil	Gas/Oil	SC	84
Clemson CHP	Fossil	Gas	SC	13
Bad Creek	Hydro	Water	SC	1,440
Jocassee	Hydro	Water	SC	780
Cowans Ford	Hydro	Water	NC	324
Keowee	Hydro	Water	SC	152
Other small facilities (19 plants)	Hydro	Water	NC/SC	603
Distributed generation	Renewable	Solar	NC	38
Total Duke Energy Carolinas				20,280

PROPERTIES

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Progress
Brunswick	Nuclear	Uranium	NC	1,870
Harris	Nuclear	Uranium	NC	964
Robinson	Nuclear	Uranium	SC	759
Roxboro	Fossil	Coal	NC	2,439
Smith CC	Fossil	Gas/Oil	NC	1,085
H.F. Lee CC	Fossil	Gas/Oil	NC	888
Wayne County CT	Fossil	Gas/Oil	NC	857
Smith CT	Fossil	Gas/Oil	NC	772
Mayo	Fossil	Coal	NC	727
L.V. Sutton CC	Fossil	Gas/Oil	NC	607
Asheville CC	Fossil	Gas/Oil	NC	474
Asheville CT	Fossil	Gas/Oil	NC	320
Darlington CT	Fossil	Gas/Oil	SC	234
Weatherspoon CT	Fossil	Gas/Oil	NC	124
L.V. Sutton CT (Black Start)	Fossil	Gas/Oil	NC	78
Blewett CT	Fossil	Oil	NC	52
Walters	Hydro	Water	NC	112
Other small facilities (3)	Hydro	Water	NC	115
Distributed generation	Renewable	Solar	NC	49
Asheville – Rock Hill Battery	Renewable	Storage	NC	7
Total Duke Energy Progress				12,533

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Florida
Hines CC	Fossil	Gas/Oil	FL	2,054
Citrus County CC	Fossil	Gas	FL	1,610
Crystal River	Fossil	Coal	FL	1,422
Bartow CC	Fossil	Gas/Oil	FL	1,169
Anclote	Fossil	Gas	FL	1,013
Intercession City CT	Fossil	Gas/Oil	FL	951
Osprey CC	Fossil	Gas/Oil	FL	583
DeBary CT	Fossil	Gas/Oil	FL	559
Tiger Bay CC	Fossil	Gas/Oil	FL	200
Bayboro CT	Fossil	Oil	FL	171
Bartow CT	Fossil	Gas/Oil	FL	168
Suwannee River CT	Fossil	Gas	FL	149
University of Florida CoGen CT	Fossil	Gas	FL	43
Distributed generation	Renewable	Solar	FL	195
Total Duke Energy Florida				10,287

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Ohio
East Bend	Fossil	Coal	KY	600
Woodsdale CT	Fossil	Gas/Propane	OH	476
Total Duke Energy Ohio				1,076

PROPERTIES

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Indiana
Gibson(c)	Fossil	Coal	IN	2,822
Cayuga(d)	Fossil	Coal/Oil	IN	1,005
Edwardsport	Fossil	Coal	IN	595
Madison CT	Fossil	Gas	OH	566
Wheatland CT	Fossil	Gas	IN	450
Vermillion CT(e)	Fossil	Gas	IN	360
Gallagher	Fossil	Coal	IN	280
Noblesville CC	Fossil	Gas/Oil	IN	264
Henry County CT	Fossil	Gas/Oil	IN	129
Cayuga CT	Fossil	Gas/Oil	IN	86
Markland	Hydro	Water	IN	51
Distributed generation	Renewable	Solar	IN	11
Camp Atterbury Battery	Renewable	Storage	IN	4
Nabb Battery	Renewable	Storage	IN	4
Crane Battery	Renewable	Storage	IN	4
Total Duke Energy Indiana				6,631

Owned MW
Totals by Type	Capacity
Total Electric Utilities	50,807
Totals by Plant Type
Nuclear	8,908
Fossil	38,010
Hydro	3,577
Renewable	312
Total Electric Utilities	50,807
(a)Jointly owned with North Carolina Municipal Power Agency Number 1, NCEMC and PMPA. Duke Energy Carolinas' ownership is 19.25% of the facility.
(b)Jointly owned with NCEMC. Duke Energy Carolinas' ownership is 87.27% of the facility.
(c)Duke Energy Indiana owns and operates Gibson Station Units 1 through 4 and is a joint owner of unit 5 with WVPA and IMPA. Duke Energy Indiana operates unit 5 and owns 50.05%.
(d)Includes Cayuga Internal Combustion.
(e)Jointly owned with WVPA. Duke Energy Indiana's ownership is 62.5% of the facility.
The following table provides information related to Electric Utilities and Infrastructure's electric transmission and distribution properties as of December 31, 2020.

		Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy
	Energy	Carolinas	Progress	Florida	Ohio	Indiana
Electric Transmission Lines
Miles of 500 to 525 kilovolt (kV)	1,100	600	300	200	—	—
Miles of 345 kV	1,100	—	—	—	400	700
Miles of 230 kV	8,400	2,700	3,400	1,600	—	700
Miles of 100 to 161 kV	12,400	6,800	2,600	900	700	1,400
Miles of 13 to 69 kV	8,300	3,000	—	2,200	600	2,500
Total conductor miles of electric transmission lines	31,300	13,100	6,300	4,900	1,700	5,300
Electric Distribution Lines
Miles of overhead lines	173,500	66,600	46,400	25,100	13,300	22,100
Miles of underground line	108,900	40,400	31,800	21,100	6,200	9,400
Total conductor miles of electric distribution lines	282,400	107,000	78,200	46,200	19,500	31,500
Number of electric transmission and distribution substations	3,200	1,400	500	500	300	500
Substantially all of Electric Utilities and Infrastructure's electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Duke Energy Progress', Duke Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.

PROPERTIES
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

		Duke
	Duke	Energy
	Energy	Ohio	Piedmont
Miles of natural gas distribution and transmission pipelines	34,200	7,400	26,800
Miles of natural gas service lines	27,200	6,300	20,900
COMMERCIAL RENEWABLES
The following table provides information related to Commercial Renewables' electric generation facilities as of December 31, 2020. The MW displayed in the table below are based on nameplate capacity.

				Owned MW	Ownership
Facility	Plant Type	Primary Fuel	Location	Capacity	Interest (%)
Commercial Renewables – Wind
Los Vientos (five sites)	Renewable	Wind	TX	465	51%
Mesteno(a)	Renewable	Wind	TX	202	100%
Sweetwater IV	Renewable	Wind	TX	113	47%
Frontier	Renewable	Wind	OK	103	51%
Top of the World	Renewable	Wind	WY	102	51%
Notrees	Renewable	Wind	TX	78	51%
Mesquite Creek	Renewable	Wind	TX	54	26%
Campbell Hill	Renewable	Wind	WY	50	51%
Ironwood	Renewable	Wind	KS	44	26%
Sweetwater V	Renewable	Wind	TX	38	47%
North Allegheny	Renewable	Wind	PA	36	51%
Laurel Hill	Renewable	Wind	PA	35	51%
Cimarron II	Renewable	Wind	KS	34	26%
Kit Carson	Renewable	Wind	CO	26	51%
Silver Sage	Renewable	Wind	WY	21	51%
Happy Jack	Renewable	Wind	WY	15	51%
Shirley	Renewable	Wind	WI	10	51%
Total Renewables – Wind				1,426

PROPERTIES

				Owned MW	Ownership
Facility	Plant Type	Primary Fuel	Location	Capacity	Interest (%)
Commercial Renewables – Solar
Holstein(a)	Renewable	Solar	TX	200	100%
Rambler(a)	Renewable	Solar	TX	200	100%
North Rosamond(a)	Renewable	Solar	CA	150	100%
Lapetus(a)	Renewable	Solar	TX	100	100%
Conetoe II	Renewable	Solar	NC	80	100%
Palmer(a)	Renewable	Solar	CO	60	100%
Seville I & II	Renewable	Solar	CA	34	67%
Rio Bravo I & II	Renewable	Solar	CA	27	67%
Wildwood I & II	Renewable	Solar	CA	23	67%
Kelford	Renewable	Solar	NC	22	100%
Dogwood	Renewable	Solar	NC	20	100%
Halifax Airport	Renewable	Solar	NC	20	100%
Pasquotank	Renewable	Solar	NC	20	100%
Shawboro	Renewable	Solar	NC	20	100%
Caprock	Renewable	Solar	NM	17	67%
Creswell Alligood	Renewable	Solar	NC	14	100%
Pumpjack	Renewable	Solar	CA	13	67%
Longboat	Renewable	Solar	CA	13	67%
Shoreham(a)	Renewable	Solar	NY	13	51%
Washington White Post	Renewable	Solar	NC	12	100%
Whitakers	Renewable	Solar	NC	12	100%
Highlander I & II	Renewable	Solar	CA	11	51%
Other small solar(a)	Renewable	Solar	Various	193	Various
Total Renewables – Solar				1,274

				Owned MW	Ownership
Facility	Plant Type	Primary Fuel	Location	Capacity	Interest (%)
Commercial Renewables – Fuel Cells(a)	Renewable	Fuel Cell	Various	43	100%
Total Renewables – Fuel Cells				43

				Owned MW	Ownership
Facility	Plant Type	Primary Fuel	Location	Capacity	Interest (%)
Commercial Renewables – Energy Storage
Notrees Battery Storage	Renewable	Storage	TX	18	51%
Beckjord Battery Storage	Renewable	Storage	OH	2	100%
Total Renewables – Energy Storage				20

Owned MW
Totals by Type	Capacity
Wind	1,426
Solar	1,274
Fuel Cells	43
Energy Storage	20
Total Commercial Renewables(b)	2,763
(a)     Certain projects, including projects within Other small solar, are in tax-equity structures where investors have differing interests in the project's economic attributes. 100% of the tax-equity project's capacity is included in the table above.
(b)    Net proportion of MW capacity in operation is 3,937, which represents the amount managed or owned by Duke Energy.
OTHER
Duke Energy owns approximately 8 million square feet and leases approximately 2 million square feet of corporate, regional and district office space spread throughout its service territories.

LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES
ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, including regulatory and environmental matters, see Note 3, “Regulatory Matters,” and Note 4, “Commitments and Contingencies,” to the Consolidated Financial Statements.
MTBE Litigation
On December 15, 2017, the state of Maryland filed suit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of state waters by MTBE leaking from gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen levels in gasoline and make it burn cleaner. The case was removed from Baltimore City Circuit Court to federal District Court. Initial motions to dismiss filed by the defendants were denied by the court on September 4, 2019, and the matter is now in discovery. On December 18, 2020, the plaintiff and defendants selected 50 focus sites, none of which have any ties to Duke Energy Merchants, and discovery is likely to be specific to those sites. Duke Energy cannot predict the outcome of this matter.
ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

SECURITIES INFORMATION
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the NYSE (ticker symbol DUK). As of January 31, 2021, there were 136,857 Duke Energy common stockholders of record. For information on dividends, see the "Dividend Payments" section of Management's Discussion and Analysis.
There is no market for the common equity securities of the Subsidiary Registrants, all of which are directly or indirectly owned by Duke Energy. See Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements for information on the 2021 sale of a minority interest in Duke Energy Indiana.
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III within this Annual Report for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2020

There were no repurchases of equity securities during the fourth quarter of 2020.
Stock Performance Graph

The following performance graph compares the cumulative TSR from Duke Energy Corporation common stock, as compared with the Standard & Poor's 500 Stock Index (S&P 500) and the Philadelphia Utility Index for the past five years. The graph assumes an initial investment of $100 on December 31, 2015, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.

$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Duke Energy Corporation
Philadelphia Utility Index
S&P 500

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 6. SELECTED FINANCIAL DATA

This is not applicable for any of the Duke Energy Registrants.

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
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation and its subsidiaries. Duke Energy Carolinas, LLC, Progress Energy, Inc., Duke Energy Progress, LLC, Duke Energy Florida, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC and Piedmont Natural Gas Company, Inc. However, none of the registrants make any representation as to information related solely to Duke Energy or the subsidiary registrants of Duke Energy other than itself.
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2020, 2019 and 2018.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, for a discussion of variance drivers for the year ended December 31, 2019, as compared to December 31, 2018.
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
Executive Overview
At Duke Energy the fundamentals of our business are strong and allow us to deliver growth in earnings and dividends in a low-risk, predictable and transparent way. In 2020, we met our near-term financial commitments and continued to provide safe and reliable service while managing the impacts of the COVID-19 pandemic.
In early 2021, we continued to position the company for sustainable long-term growth, executing an important coal ash settlement agreement in North Carolina and announcing the $2 billion sale of a minority interest in Duke Energy Indiana, providing a source of efficient capital at an attractive valuation. We remain focused on a business portfolio that will deliver a reliable and growing dividend with 2020 representing the 94th consecutive year Duke Energy paid a cash dividend on its common stock. With these recent announcements, we also increased our long-term adjusted EPS growth rate to 5% to 7% through 2025. This growth is supported by our $59 billion capital plan from 2021 to 2025, clean energy investments that benefit our customers, timely cost-recovery mechanisms in most jurisdictions and our ability to effectively manage our cost structure.
Financial Results

MD&A	DUKE ENERGY
(a)See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted EPS as well as a reconciliation of this non-GAAP financial measure to net income available to Duke Energy and net income available to Duke Energy per basic share.
Duke Energy's 2020 Net Income Available to Duke Energy Corporation (GAAP Reported Earnings) were impacted by: regulatory settlements related to coal ash cost recovery in Electric Utilities and Infrastructure; the cancellation of the ACP pipeline in Gas Utilities and Infrastructure; and growth in project investments in Commercial Renewables. See “Results of Operations” below for a detailed discussion of the consolidated results of operations and a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.
2020 Areas of Focus and Accomplishments
Clean Energy Transformation. Our industry has been undergoing an incredible transformation and 2020 was a milestone year for our company where we articulated a clear vision for the future and outlined investments to achieve a clean energy future for our customers. We continue to transform the customer experience by generating cleaner energy, modernizing the energy grid, and expanding natural gas infrastructure.
Generating Cleaner Energy
In October 2020, we held our first-ever Environmental, Social, and Governance (ESG) Day for investors, successfully outlining our climate strategy and highlighting our strong progress to date in reducing carbon (a greater than 40% reduction from 2005) and our commitment to do more (at least 50% reduction by 2030 and net-zero by 2050). In the Carolinas, we participated in extensive stakeholder processes focused on carbon reduction and regulatory reform and filed comprehensive IRP consistent with that strategy. Our planned coal retirements and transition to cleaner energy sources in the Carolinas are some of the largest in the industry. We also committed to an all-electric light-duty fleet and 50% of all medium- and heavy-duty vehicles by 2030 – a pledge that also leads our industry. Our commitment for 2030 includes retiring plants, operating our existing carbon-free resources and investing in renewables, our energy delivery system, and natural gas infrastructure. As we look beyond 2030, we will need additional tools to continue our progress. We will work actively to advocate for research and development of carbon-free, dispatchable resources. That includes longer-duration energy storage, advanced nuclear technologies, carbon capture and zero-carbon fuels.
Modernizing the Power Grid
Our grid improvement programs continue to be a key component of our growth strategy. Modernization of the electric grid, including smart meters, storm hardening, self-healing and targeted undergrounding, helps to ensure the system is better prepared for severe weather, improves the system's reliability and flexibility, and provides better information and services for customers. In 2020, 98% of our jurisdictions were equipped with smart meters and we remain on track to be fully deployed across all regions by the end of this year. We continue to expand our self-optimizing grid capabilities, and in 2020, smart, self-healing technologies helped to avoid more than 800,000 extended customer outages across our six-state electric service area, saving customers more than 1.8 million hours of lost outage time. Duke Energy also has a demonstrated track record of driving efficiencies and productivity into the business and we continue to leverage new technology, digital tools and data analytics across the business in response to a transforming landscape.
Expanding Natural Gas Infrastructure
In July 2020, Duke Energy and Dominion announced the cancellation of the ACP pipeline. Litigation risks and delays presented too much uncertainty on our ability to economically complete the project on schedule to meet our customers’ needs. Additionally, Dominion reached a decision to exit their natural gas transmission business, further impeding our ability to consider ongoing investment in the project. The Company remains committed to pursuing natural gas infrastructure investments and continues to explore additional resources in eastern North Carolina for the Piedmont system and securing more transport capacity to support power generation. Construction is expected to be completed this year on a liquefied natural gas facility in Robeson County, North Carolina, on property Piedmont owns. This investment will help Piedmont provide a reliable gas supply to customers during peak usage periods and protect customers from price volatility when there is a higher-than-normal demand for natural gas. In the fall of 2020, recognizing the continued importance of natural gas to our plans, we announced a net-zero methane emission goal by 2030 related to our gas distribution business, as well as our commitment to lead on reduction of upstream methane emissions through work with our natural gas supply chain.
Constructive Regulatory and Legislative Outcomes. One of our long-term strategic goals is to achieve modernized regulatory constructs in our jurisdictions. Modernized constructs provide benefits, which include improved earnings and cash flows through more timely recovery of investments, as well as stable pricing for customers.
In 2020, we conducted the bulk of proceedings related to our North Carolina rate cases for both Duke Energy Carolinas and Duke Energy Progress and achieved a partial settlement with the North Carolina Public Staff and ten other intervening parties. In January 2021, Duke Energy Carolinas and Duke Energy Progress reached an important settlement agreement, which subject to NCUC approval, resolves historical coal ash prudence and cost recovery issues and provides clarity on coal ash cost recovery for the next decade. In 2020, we also achieved constructive rate case outcomes in Indiana (our first rate base request in 15 years) and Kentucky (electric). We have a multiyear rate plan in Florida and in January 2021 reached a constructive settlement agreement with key consumer groups, subject to FPSC approval, to bring additional certainty to rates through 2024, In addition, grid investment riders in the Midwest enable more timely cost recovery and earnings growth.
Customer Satisfaction. Duke Energy continues to transform the customer experience through our use of customer data to better inform operational priorities and performance levels. This data-driven approach allows us to identify the investments that are the most important to the customer experience. Our work has been recognized by our customers with external measures showing Duke Energy is improving customer satisfaction at a rate greater than the utility industry. Additionally, in 2020, we surpassed our internal target that measures customer satisfaction by approximately 14%.

MD&A	DUKE ENERGY
Operational Excellence, Safety and Reliability. The reliable and safe operation of our power plants, electric distribution system and natural gas infrastructure in our communities is foundational to our customers, our financial results and our credibility with stakeholders. Our regulated generation fleet and nuclear sites had strong performance throughout the year and our electric distribution system performed well. The safety of our workforce is a core value. Our employees delivered strong safety results in 2020, and we are at or near the top of our industry. Additionally, the 2020 Atlantic hurricane season was incredibly active and marked the fifth consecutive year of above-average damaging storms. Our ability to effectively handle all facets of the 2020 storm response efforts, including navigating COVID-19 protocols, is a testament to our team’s extensive preparation and coordination, applying lessons learned from previous storms, and to on-the-ground management throughout the restoration efforts.
Leading Through COVID-19. COVID-19 impacted all that we accomplished in 2020 and demonstrated our resiliency and agility:
•As the pandemic spread, stay-at-home orders coupled with recessionary economic conditions caused overall retail electric sales to decline by approximately 2%. To offset this challenge, as well as mild weather and other COVID-related costs, we successfully achieved the high end of our goal of $400 million to $450 million of broad-based O&M reductions and other mitigating actions. The Company’s results were within its adjusted EPS guidance range and we expect to sustain approximately $200 million of the 2020 O&M cost mitigation into 2021 forward.
•Duke Energy kept electricity and gas flowing while voluntarily making significant accommodations for our customers. We led the way in our sector nationally, suspending all nonpay disconnects in all jurisdictions and waiving late payment fees and other fees until the national state of emergency was lifted. In the fall, we began returning to normal business practices, ensuring diligent communication with our customers and providing flexible payment arrangements.
•We ensured the physical safety of our workers and provided support for our employees. As cases spiked nationally, we deployed COVID-19 safety protocols for our front-line essential workers and moved 18,000 colleagues to remote work. Our COVID-19 Case Management Team managed exposures of our workforce and IT ensured our networks could handle the remote work while strengthening cyber protection. Under our COVID-19 protocols, our front-line employees completed 150 fossil and nuclear outages, executed large major projects, restored service from storms and hurricanes, and managed high-water events. Overall, our operations continued, and our team completed their work with excellence.
Duke Energy Objectives – 2021 and Beyond
Duke Energy will continue to deliver exceptional value to customers, be an integral part of the communities in which we do business and provide attractive returns to investors. We have an achievable, long-term strategy in place, and it is producing tangible results, yet the industry in which we operate is becoming more and more dynamic. We are adjusting, where necessary, and accelerating our focus in key areas to ensure the company is well positioned to be successful for many decades into the future. As we look ahead to 2021, our plans include:
•Continuing to place the customer at the center of all that we do, which includes providing customized products and solutions
•Strengthening our relationships with all our vast stakeholders in the communities in which we operate and invest
•Generating cleaner energy and working to achieve net-zero carbon emissions by 2050 and net zero methane emissions by 2030
•Modernizing and strengthening a green-enabled energy grid
•Expanding our natural gas infrastructure
•Maintaining the safety of our communities and employees
•Deploying digital tools across our business
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.
Regulatory Matters
Coal Ash Costs
As a result of the NCDEQ settlement on December 31, 2019, Duke Energy Carolinas and Duke Energy Progress agreed to excavate seven of the nine remaining coal ash basins in North Carolina with ash moved to on-site lined landfills. At the two remaining basins, uncapped basin ash will be excavated and moved to lined landfills. The majority of spend is expected to occur over the next 15-20 years. In January 2021, Duke Energy Carolinas and Duke Energy Progress reached a settlement agreement on recovery of coal ash costs as outlined in Note 3, "Regulatory Matters," which is subject to review and approval of the NCUC. The company agreed not to seek recovery of approximately $1 billion of deferred coal ash expenditures and Duke Energy Carolinas and Duke Energy Progress took a charge of approximately $500 million each.
In 2019, Duke Energy Carolinas and Duke Energy Progress received orders from the PSCSC denying recovery of certain coal ash costs. Duke Energy Carolinas and Duke Energy Progress have appealed these decisions to the South Carolina Supreme Court and those appeals are pending. An order from regulatory or judicial authorities that rejects our proposed settlement or disallows recovery of costs related to closure of these ash basins could have an adverse impact on future results.

MD&A	DUKE ENERGY
Duke Energy Indiana has interpreted the CCR rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. In 2020, the Hoosier Environmental Council filed a petition challenging the Indiana Department of Environmental Management's partial approval of Duke Energy Indiana’s ash pond closure plans. Interpretation of the requirements of the CCR rule is subject to further legal challenges and regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash.
Storm Costs
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida’s service territories were impacted by several named storms in 2018. Hurricane Florence, Hurricane Michael and Winter Storm Diego caused flooding, extensive damage and widespread power outages to the service territories of Duke Energy Carolinas and Duke Energy Progress. Duke Energy Florida’s service territory was also impacted by Hurricane Michael, a Category 5 hurricane and the most powerful storm to hit the Florida Panhandle in recorded history. In September 2019, Hurricane Dorian impacted Duke Energy Progress and Duke Energy Florida's service territories. In 2020, Duke Energy Carolinas and Duke Energy Progress reached partial settlements in the 2019 North Carolina rates cases by filing a petition to securitize deferred storm costs, which is subject to review and approval of the NCUC. In January 2021, Duke Energy Florida filed a settlement agreement with the FPSC, which if approved, allows recovery of the remaining storm cost balance for hurricanes Michael and Dorian. An order from regulatory authorities disallowing the deferral and future recovery of storm restoration costs could have an adverse impact.
Grid Improvement Costs
Duke Energy Carolinas received an order from the NCUC in 2018, which denied the Grid Rider Stipulation and deferral treatment of grid improvement costs. Duke Energy Carolinas and Duke Energy Progress have petitioned for deferral of future grid improvement costs in their 2019 rate cases. Partial settlements filed with the NCUC in July 2020 included the allowance for deferral for certain grid projects placed in service from June 2020 through December 2022. There could be adverse impacts if grid improvement costs are not ultimately approved for recovery and/or deferral treatment.
Rate Cases
In 2019, Duke Energy Carolinas and Duke Energy Progress filed general rate cases with the NCUC. Several partial settlement agreements have been filed with the NCUC and are awaiting approval. The outcome of these rate cases could have a material impact.
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
For additional information, see Note 3 to the Consolidated Financial Statements, “Regulatory Matters.”
Sale of Minority Interest in Duke Energy Indiana
In January 2021, Duke Energy entered into a definitive agreement providing for the sale of a 19.9% minority interest in Duke Energy Indiana with an affiliate of GIC, Singapore's sovereign wealth fund. The sale is subject to the satisfaction of certain customary conditions described in the investment agreement, including receipt of the approval of the FERC and completion of review by the Committee on Foreign Investments in the United States. Failure to obtain related approvals or satisfy the conditions in the investment agreement could result in the termination of the transaction and could result in an adverse impact. For additional information, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
Commercial Renewables
Duke Energy continues to monitor recoverability of renewable merchant plants located in the Electric Reliability Council of Texas West market and PJM, due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. Based on the most recent recoverability test, the carrying value approximated the aggregate estimated future undiscounted cash flows for the assets under review. A continued decline in energy market pricing would likely result in a future impairment. Impairment of these assets could result in adverse impacts. For additional information, see Note 10 to the Consolidated Financial Statements, "Property, Plant and Equipment."
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the Electric Reliability Council of Texas market. Both lost revenues and higher than expected purchased power costs are expected to negatively impact the operating results of these generating units. The estimated financial impact of the storm is expected to have a material impact on the Commercial Renewables segment's 2021 operating results. See Note 25 to the Consolidated Financial Statements, "Subsequent Events."

MD&A	DUKE ENERGY
COVID-19
Duke Energy cannot predict the extent to which the COVID-19 pandemic will impact its results of operations, financial position and cash flows in the future. Duke Energy will continue to actively monitor the impacts of COVID-19 including the economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown continues to cause an increase in certain costs, such as bad debt, and a reduction in the demand for energy. Duke Energy has mitigation plans in place to partially offset these impacts, and the ability to execute these plans is critical to preserving future financial results.The Company is in the process of reviewing the long-term real estate strategy due to a potential change of in-office work policies after the COVID-19 pandemic. The plan may result in a reduction of physical work space which could create accounting impacts starting in 2021. Accounting impacts may include reassessments of lease terms and lease modifications which could result in termination penalties, as well as, asset impairments on property, plant and equipment. See Item 1A. Risk Factors for discussion of risks associated with COVID-19 and Liquidity and Capital Resources within this section for a discussion of liquidity impacts of COVID-19.

Within this Item 7, see Liquidity and Capital Resources for a discussion on risks associated with the Tax Act.
Results of Operations
Non-GAAP Measures
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted EPS. These items represent income from continuing operations available to Duke Energy common stockholders in dollar and per-share amounts, adjusted for the dollar and per-share impact of special items. As discussed below, special items include certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance. Management believes the presentation of adjusted earnings and adjusted EPS provides useful information to investors, as it provides them with an additional relevant comparison of Duke Energy’s performance across periods.
Management uses these non-GAAP financial measures for planning and forecasting, and for reporting financial results to the Board of Directors, employees, stockholders, analysts and investors. Adjusted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted EPS are GAAP Reported Earnings and EPS Available to Duke Energy Corporation common stockholders (GAAP Reported EPS), respectively.
Special items included in the periods presented include the following, which management believes do not reflect ongoing costs:
•Gas Pipeline Investments represents costs related to the cancellation of the ACP pipeline and additional exit costs related to Constitution.
•Regulatory Settlements represents charges related to Duke Energy Carolinas' and Duke Energy Progress' CCR Settlement Agreement and the partial settlements in the 2019 North Carolina rate cases.
•Severance represents the reversal of 2018 costs, which were deferred as a result of a partial settlement in the Duke Energy Carolinas and the Duke Energy Progress 2019 North Carolina rate cases.
•Impairment Charges represents a reduction of a prior year impairment at Citrus County CC and an OTTI on the remaining investment in Constitution.
Duke Energy’s adjusted earnings and adjusted EPS may not be comparable to similarly titled measures of another company because other companies may not calculate the measures in the same manner.
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table presents a reconciliation of adjusted earnings and adjusted EPS to the most directly comparable GAAP measures.

	Years Ended December 31,
	2020		2019
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/EPS	$1,270	$1.72	$3,707	$5.06
Adjustments to Reported:
Gas Pipeline Investments(a)	1,711	2.32	—	—
Regulatory Settlements(b)	872	1.19	—	—
Severance(c)	(75)	(0.10)	—	—
Impairment Charges(d)	—	—	(8)	(0.01)
Discontinued Operations	(7)	(0.01)	7	0.01
Adjusted Earnings/Adjusted EPS	$3,771	$5.12	$3,706	$5.06
(a)    Net of tax benefit of $399 million.
(b)    Net of tax benefit of $263 million.
(c)    Net of tax expense of $23 million.
(d)    Net of tax expense of $3 million.

MD&A	DUKE ENERGY
Year Ended December 31, 2020, as compared to 2019
GAAP Reported EPS was $1.72 for the year ended December 31, 2020, compared to $5.06 for the year ended December 31, 2019. The decrease in GAAP Reported Earnings/EPS was primarily due to the cancellation of the ACP pipeline and the CCR Settlement Agreement filed with the NCUC.
As discussed and shown in the table above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $5.12 for the year ended December 31, 2020, compared to $5.06 for the year ended December 31, 2019. The increase in Adjusted Earnings/Adjusted EPS was primarily due to positive rate case contributions, growth in wholesale, lower operations and maintenance expense in response to the pandemic and growth in Commercial Renewables, partially offset by higher depreciation expense from a growing asset base, impacts of the pandemic, mild weather and the loss of ACP earnings.
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
Duke Energy's segment structure includes the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The remainder of Duke Energy’s operations is presented as Other. See Note 2 to the Consolidated Financial Statements, “Business Segments,” for additional information on Duke Energy’s segment structure.
Electric Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$21,720	$22,831	$(1,111)
Operating Expenses
Fuel used in electric generation and purchased power	6,128	6,904	(776)
Operations, maintenance and other	5,391	5,497	(106)
Depreciation and amortization	4,068	3,951	117
Property and other taxes	1,188	1,175	13
Impairment charges	971	(8)	979
Total operating expenses	17,746	17,519	227
Gains on Sales of Other Assets and Other, net	11	1	10
Operating Income	3,985	5,313	(1,328)
Other Income and Expenses, net	344	353	(9)
Interest Expense	1,320	1,345	(25)
Income Before Income Taxes	3,009	4,321	(1,312)
Income Tax Expense	340	785	(445)
Segment Income	$2,669	$3,536	$(867)

Duke Energy Carolinas GWh sales	84,574	89,920	(5,346)
Duke Energy Progress GWh sales	65,240	68,356	(3,116)
Duke Energy Florida GWh sales	42,490	42,173	317
Duke Energy Ohio GWh sales	23,484	24,729	(1,245)
Duke Energy Indiana GWh sales	30,528	31,886	(1,358)
Total Electric Utilities and Infrastructure GWh sales	246,316	257,064	(10,748)
Net proportional MW capacity in operation	50,419	50,070	349
Year Ended December 31, 2020, as compared to 2019
Electric Utilities and Infrastructure’s variance is primarily due to impairment charges and revenue reductions related to the CCR settlement agreement filed with the NCUC to resolve coal ash cost recovery issues, unfavorable weather and lower volumes driven by impacts from the COVID-19 pandemic, partially offset by base rate adjustments in various jurisdictions. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•an $826 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs at Duke Energy Florida in response to the COVID-19 pandemic;
•a $237 million decrease in wholesale revenue primarily driven by the CCR Settlement Agreement filed with the NCUC in January 2021 and decreased volumes;

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE
•a $207 million decrease in retail sales, net of fuel revenues, due to unfavorable weather;
•a $130 million decrease in rider revenues from EE programs;
•a $44 million decrease in nuclear cost recovery rider revenue due to recovery of the Crystal River 3 uprate regulatory asset in 2019 at Duke Energy Florida; and
•a $17 million decrease in weather-normal retail sale volumes driven by lower nonresidential customer demand due to impacts from the COVID-19 pandemic.
Partially offset by:
•a $214 million increase due to higher pricing from the Indiana retail rate case, net of rider revenues;
•a $92 million increase in retail pricing due to Duke Energy Florida's base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment; and
•a $32 million increase due to higher pricing from South Carolina retail rate cases, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:
•a $979 million increase in impairment charges primarily driven by the CCR Settlement Agreement filed with the NCUC in January 2021;
•a $117 million increase in depreciation and amortization expense primarily due to additional plant in service and new depreciation rates from the Indiana retail rate cases; and
•a $13 million increase in property and other taxes primarily due to prior year property tax reassessments.
Partially offset by:
•a $776 million decrease in fuel used in electric generation and purchased power primarily due to lower generation demand and lower fuel and natural gas costs; and
•a $106 million decrease in operation, maintenance and other expense primarily driven by cost mitigation efforts.
Interest Expense. The variance was primarily due to lower interest rates on outstanding debt.
Income Tax Expense. The ETRs for the years ended December 31, 2020, and 2019, were 11.3% and 18.2%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$1,748	$1,866	$(118)
Operating Expenses
Cost of natural gas	460	627	(167)
Operation, maintenance and other	430	446	(16)
Depreciation and amortization	258	256	2
Property and other taxes	112	106	6
Impairment charges	7	—	7
Total operating expenses	1,267	1,435	(168)
Operating Income	481	431	50
Other Income and Expenses
Equity in (losses) earnings of unconsolidated affiliates	(2,017)	114	(2,131)
Other Income and Expenses, net	56	26	30
Total other income and expenses	(1,961)	140	(2,101)
Interest Expense	135	117	18
(Loss) Income Before Income Taxes	(1,615)	454	(2,069)
Income Tax (Benefit) Expense	(349)	22	(371)
Segment (Loss) Income	$(1,266)	$432	$(1,698)

Piedmont Local Distribution Company (LDC) throughput (Dth)	490,071,039	511,243,774	(21,172,735)
Duke Energy Midwest LDC throughput (MCF)	84,160,162	89,025,972	(4,865,810)
Year Ended December 31, 2020, as compared to 2019
Gas Utilities and Infrastructure’s results were impacted primarily by the cancellation of the ACP pipeline. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $167 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs; and
•a $47 million decrease due to return of EDIT to customers.
Partially offset by:
•an $87 million increase due to North Carolina base rate case increases.
Operating Expenses. The variance was driven primarily by:
•a $167 million decrease in cost of natural gas due to lower natural gas prices, lower volumes and decreased off-system sales natural gas costs.
Equity in (losses) earnings of unconsolidated affiliates. The variance was driven primarily by the cancellation of the ACP pipeline.
Other Income and Expenses, net. The variance was driven primarily by AFUDC equity and other income related to Belews Creek and Marshall Power Generation contracts.
Income Tax (Benefit) Expense. The increase in tax benefit was primarily due to a decrease in pretax income driven by the impact of the cancellation of the ACP pipeline. The ETRs for the years ended December 31, 2020, and 2019, were 21.6% and 4.8%, respectively. The increase in the ETR was primarily due to an adjustment, recorded in the first quarter of 2019, related to the income tax recognition for equity method investments. The equity method investment adjustment was immaterial and relates to prior years.

MD&A	SEGMENT RESULTS - COMMERCIAL RENEWABLES
Commercial Renewables

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$502	$487	$15
Operating Expenses
Operation, maintenance and other	285	297	(12)
Depreciation and amortization	199	168	31
Property and other taxes	27	23	4
Impairment charges	6	—	6
Total operating expenses	517	488	29
Losses on Sales of Other Assets and Other, net	(1)	(3)	2
Operating Loss	(16)	(4)	(12)
Other Income and Expenses, net	7	5	2
Interest Expense	66	95	(29)
Loss Before Income Taxes	(75)	(94)	19
Income Tax Benefit	(65)	(115)	50
Add: Loss Attributable to Noncontrolling Interests	296	177	119
Segment Income	$286	$198	$88

Renewable plant production, GWh	10,204	8,574	1,630
Net proportional MW capacity in operation(a)	3,937	3,485	452
(a)    Certain projects are included in tax-equity structures where investors have differing interests in the project's economic attributes. Amounts shown represent 100% of the tax-equity project's capacity.
Year Ended December 31, 2020, as compared to 2019
Commercial Renewables' results were favorable primarily due to growth of new project investments. Since December 31, 2019, Commercial Renewables has placed in service approximately 500 MW of capacity.
The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was primarily driven by a $39 million increase associated with the growth of new projects placed in service, partially offset by a $24 million decrease primarily within the distributed energy portfolios for lower engineering and construction activities related to delays from COVID-19.
Operating Expenses. The variance was primarily driven by a $52 million increase in operating expenses due to the growth of new projects placed in service. This was partially offset by a $24 million decrease in operating expenses within the distributed energy portfolios for lower engineering and construction costs related to delays from COVID-19.
Interest Expense. The decrease was primarily driven by non-qualifying hedge activity in the prior year, higher capitalized interest in the current year for solar and wind projects in development and lower outstanding debt balances.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by an increase in taxes associated with tax equity investments and a decrease in PTCs generated.
Loss Attributable to Noncontrolling Interests. The increase was driven primarily by the growth of new projects financed by tax equity.

MD&A	SEGMENT RESULTS - OTHER
Other

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$97	$95	$2
Operating Expenses	12	117	(105)
Losses on Sales of Other Assets and Other, net	—	(2)	2
Operating Income (Loss)	85	(24)	109
Other Income and Expenses, net	92	145	(53)
Interest Expense	657	705	(48)
Loss Before Income Taxes	(480)	(584)	104
Income Tax Benefit	(162)	(173)	11
Less: Net Income Attributable to Noncontrolling Interests	1	—	1
Less: Preferred Dividends	107	41	66
Net Loss	$(426)	$(452)	$26
Year Ended December 31, 2020, as compared to 2019
The variance was primarily driven by a reversal of corporate allocated severance costs, obligations to the Duke Energy Foundation in 2019, and lower state income tax expense, partially offset by lower returns on investments, higher loss experience related to captive insurance claims, the declaration of preferred stock dividends, and lower earnings on the NMC investment. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to the deferral of 2018 corporate allocated severance costs due to the Duke Energy Carolinas and Duke Energy Progress partial settlements in the 2019 North Carolina retail rate case and obligations to the Duke Energy Foundation in 2019, partially offset by higher loss experience related to captive insurance claims and higher franchise tax expense.
Other Income and Expenses, net. The variance was primarily due to lower returns on investments that fund certain employee benefit obligations and lower earnings on the NMC investment primarily due to lower pricing.
Interest Expense. The variance was primarily due to lower outstanding short-term debt and lower interest rates.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by a decrease in pretax losses, partially offset by an increase in state income tax benefits. The ETRs for the years ended December 31, 2020, and 2019, were 33.8% and 29.6%, respectively. The increase in the ETR was primarily due to an increase in state income tax benefits in 2020, in relation to pretax losses.
Preferred Dividends. The variance was driven by the declaration of preferred stock dividends on preferred stock issued in late 2019.

MD&A	DUKE ENERGY CAROLINAS
SUBSIDIARY REGISTRANTS
Basis of Presentation
The results of operations and variance discussion for the Subsidiary Registrants is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
DUKE ENERGY CAROLINAS
Results of Operations

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$7,015	$7,395	$(380)
Operating Expenses
Fuel used in electric generation and purchased power	1,682	1,804	(122)
Operation, maintenance and other	1,743	1,868	(125)
Depreciation and amortization	1,462	1,388	74
Property and other taxes	299	292	7
Impairment charges	476	17	459
Total operating expenses	5,662	5,369	293
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	1,354	2,026	(672)
Other Income and Expenses, net	177	151	26
Interest Expense	487	463	24
Income Before Income Taxes	1,044	1,714	(670)
Income Tax Expense	88	311	(223)
Net Income	$956	$1,403	$(447)
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020	2019
Residential sales	(3.1)%	(2.9)%
General service sales	(6.7)%	(0.1)%
Industrial sales	(8.0)%	(1.9)%
Wholesale power sales	(2.0)%	(13.6)%
Joint dispatch sales	(46.0)%	4.7%
Total sales	(5.9)%	(2.6)%
Average number of customers	1.9%	2.1%
Year Ended December 31, 2020, as compared to 2019
Operating Revenues. The variance was driven primarily by:
•a $151 million decrease in fuel revenues due to lower prices and retail sales volumes;
•a $149 million decrease in retail sales due to unfavorable weather in the current year;
•a $73 million decrease in rider revenues primarily due to EE programs; and
•a $50 million decrease in wholesale revenue primarily driven by the CCR Settlement Agreement filed with the NCUC in January 2021.
Partially offset by:
•a $25 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers; and
•a $22 million increase in weather-normal retail sales volumes.

MD&A	DUKE ENERGY CAROLINAS
Operating Expenses. The variance was driven primarily by:
•a $459 million increase in impairment charges primarily driven by the CCR Settlement Agreement filed with the NCUC in January 2021; and
•a $74 million increase in depreciation and amortization expense primarily due to additional plant in service and new depreciation rates associated with the South Carolina rate case.
Partially offset by:
•a $125 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Carolinas and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, and cost mitigation efforts, partially offset by higher storm restoration costs; and
•a $122 million decrease in fuel used in electric generation and purchased power primarily due to lower retail sales volumes, net of a prior period true up.
Other Income and Expenses, net. The variance was primarily due to higher AFUDC equity in the current year.
Interest Expense. The variance was primarily due to higher debt outstanding in the current year.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes.
PROGRESS ENERGY
Results of Operations

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$10,627	$11,202	$(575)
Operating Expenses
Fuel used in electric generation and purchased power	3,479	4,024	(545)
Operation, maintenance and other	2,479	2,495	(16)
Depreciation and amortization	1,818	1,845	(27)
Property and other taxes	545	561	(16)
Impairment charges	495	(24)	519
Total operating expenses	8,816	8,901	(85)
Gains on Sales of Other Assets and Other, net	9	—	9
Operating Income	1,820	2,301	(481)
Other Income and Expenses, net	129	141	(12)
Interest Expense	790	862	(72)
Income Before Income Taxes	1,159	1,580	(421)
Income Tax Expense	113	253	(140)
Net Income	1,046	1,327	(281)
Less: Net Income Attributable to Noncontrolling Interests	1	—	1
Net Income Attributable to Parent	$1,045	$1,327	$(282)
Year Ended December 31, 2020, as compared to 2019
Operating Revenues. The variance was driven primarily by:
•a $567 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs in response to the COVID-19 pandemic at Duke Energy Florida and lower fuel prices, volumes and native load transfer sales in the current year at Duke Energy Progress;
•a $169 million decrease in wholesale revenue primarily driven by the Duke Energy Progress' CCR Settlement Agreement filed with the NCUC in January 2021 and decreased volumes at Duke Energy Progress, partially offset by increased demand at Duke Energy Florida;
•a $55 million decrease in rider revenues primarily due to the Crystal River 3 uprate regulatory asset being fully recovered in 2019 at Duke Energy Florida;
•a $31 million decrease in retail sales, net of fuel revenues, due to unfavorable weather at Duke Energy Progress, partially offset by favorable weather in the current year at Duke Energy Florida; and
•a $17 million decrease in weather-normal retail sales volumes.

MD&A	PROGRESS ENERGY
Partially offset by:
•a $147 million increase in storm revenues due to Hurricane Dorian collections at Duke Energy Florida;
•a $92 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment at Duke Energy Florida; and
•a $16 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:
•a $545 million decrease in fuel used in electric generation and purchased power primarily due to lower demand and changes in generation mix at Duke Energy Progress and lower demand and fuel costs at Duke Energy Florida;
•a $27 million decrease in depreciation and amortization expense primarily driven by a decrease in coal ash amortization, partially offset by a higher depreciable base and impacts from North Carolina and the South Carolina rate cases at Duke Energy Progress;
•a $16 million decrease in operation, maintenance and other expense at Duke Energy Progress primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Progress and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, reduced outage costs and other cost mitigation efforts, partially offset by storm cost amortizations at Duke Energy Florida; and
•a $16 million decrease in property and other taxes driven primarily by lower gross receipts taxes due to decreased fuel revenues at Duke Energy Florida.
Partially offset by:
•a $519 million increase in impairment charges primarily driven by the Duke Energy Progress' CCR Settlement Agreement filed with the NCUC in January 2021, and the prior year's impairment reduction related to Citrus County CC at Duke Energy Florida.
Interest Expense. The variance was driven primarily by lower interest rates on outstanding debt at Duke Energy Progress.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes at Duke Energy Progress, partially offset by an increase in pretax income and a decrease in the amortization of excess deferred taxes at Duke Energy Florida.
DUKE ENERGY PROGRESS
Results of Operations

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$5,422	$5,957	$(535)
Operating Expenses
Fuel used in electric generation and purchased power	1,743	2,012	(269)
Operation, maintenance and other	1,332	1,446	(114)
Depreciation and amortization	1,116	1,143	(27)
Property and other taxes	167	176	(9)
Impairment charges	499	12	487
Total operating expenses	4,857	4,789	68
Gains on Sales of Other Assets and Other, net	8	—	8
Operating Income	573	1,168	(595)
Other Income and Expenses, net	75	100	(25)
Interest Expense	269	306	(37)
Income Before Income Taxes	379	962	(583)
Income Tax (Benefit) Expense	(36)	157	(193)
Net Income	$415	$805	$(390)

MD&A	DUKE ENERGY PROGRESS
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020	2019
Residential sales	(3.2)%	(4.0)%
General service sales	(7.4)%	(1.6)%
Industrial sales	(3.9)%	0.6%
Wholesale power sales	(9.1)%	(1.5)%
Joint dispatch sales	9.9%	(0.8)%
Total sales	(4.6)%	(1.4)%
Average number of customers	1.8%	1.3%
Year Ended December 31, 2020, as compared to 2019
Operating Revenues. The variance was driven primarily by:
•a $272 million decrease in fuel cost recovery driven by lower fuel prices and volumes as well as less native load transfer sales in the current year;
•a $180 million decrease in wholesale revenue primarily driven by the CCR Settlement Agreement filed with the NCUC in January 2021, and decreased volumes, partially offset by increased capacity rates;
•a $77 million decrease in retail sales due to unfavorable weather; and
•a $10 million decrease in weather-normal retail sales volumes.
Partially Offset by:
•a $16 million increase due to higher pricing from the South Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:
•a $487 million increase in impairment charges primarily driven by the CCR Settlement Agreement filed with the NCUC in January 2021.
Partially Offset by:
•a $269 million decrease in fuel used in electric generation and purchased power primarily due to lower demand and changes in generation mix;
•a $114 million decrease in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement between Duke Energy Progress and the Public Staff of the NCUC related to the 2019 North Carolina retail rate case, reduced outage costs and other costs mitigation efforts; and
•a $27 million decrease in depreciation and amortization expense primarily driven by a decrease in coal ash amortization, partially offset by a higher depreciable base and impacts from the South Carolina rate cases.
Other Income and Expenses, net. The variance was primarily due to lower AFUDC equity in the current year.
Interest Expense. The variance was driven primarily by lower interest rates on outstanding debt.
Income Tax (Benefit) Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred taxes.

MD&A	DUKE ENERGY FLORIDA
DUKE ENERGY FLORIDA
Results of Operations

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$5,188	$5,231	$(43)
Operating Expenses
Fuel used in electric generation and purchased power	1,737	2,012	(275)
Operation, maintenance and other	1,131	1,034	97
Depreciation and amortization	702	702	—
Property and other taxes	381	392	(11)
Impairment charges	(4)	(36)	32
Total operating expenses	3,947	4,104	(157)
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	1,242	1,127	115
Other Income and Expenses, net	53	48	5
Interest Expense	326	328	(2)
Income Before Income Taxes	969	847	122
Income Tax Expense	198	155	43
Net Income	$771	$692	$79
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

Increase (Decrease) over prior year	2020	2019
Residential sales	3.3%	0.7%
General service sales	(5.3)%	0.3%
Industrial sales	6.2%	(4.6)%
Wholesale power sales	(1.7)%	28.8%
Total sales	0.8%	1.5%
Average number of customers	1.8%	1.6%
Year Ended December 31, 2020, as compared to 2019
Operating Revenues. The variance was driven primarily by:
•a $295 million decrease in fuel revenues driven by lower sales volumes as well as an accelerated refund of fuel costs to customers in response to the COVID-19 pandemic;
•a $55 million decrease in rider revenues primarily due to full recovery of the Crystal River 3 uprate regulatory asset in 2019; and
•a $7 million decrease in weather-normal retail sales volumes.
Partially offset by:
•a $147 million increase in storm revenues due to recovery of Hurricane Dorian costs;
•a $92 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the Solar Base Rate Adjustment;
•a $46 million increase in retail sales, net of fuel revenues, due to favorable weather in the current year;
•an $18 million increase in other revenues primarily due to increased transmission revenues and lighting equipment rentals, partially offset by lower late payment and service charge revenues due to a moratorium during the COVID-19 pandemic; and
•an $11 million increase in wholesale power revenues, net of fuel, primarily due to increased capacity charges.
Operating Expenses. The variance was driven primarily by:
•a $275 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel costs; and
•an $11 million decrease in property and other taxes driven by lower gross receipts taxes due to decreased fuel revenues.

MD&A	DUKE ENERGY FLORIDA
Partially offset by:
•a $97 million increase in operation, maintenance and other expense primarily due to storm cost amortizations; and
•a $32 million increase in impairment charges primarily due to the prior year's impairment reduction related to Citrus County CC.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.
DUKE ENERGY OHIO
Results of Operations

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues
Regulated electric	$1,405	$1,456	$(51)
Regulated natural gas	453	484	(31)
Total operating revenues	1,858	1,940	(82)
Operating Expenses
Fuel used in electric generation and purchased power – regulated	339	388	(49)
Cost of natural gas	73	95	(22)
Operation, maintenance and other	463	520	(57)
Depreciation and amortization	278	265	13
Property and other taxes	324	308	16
Total operating expenses	1,477	1,576	(99)
Operating Income	381	364	17
Other Income and Expenses, net	16	24	(8)
Interest Expense	102	109	(7)
Income from Continuing Operations Before Income Taxes	295	279	16
Income Tax Expense from Continuing Operations	43	40	3
Income from Continuing Operations	252	239	13
Loss from Discontinued Operations, net of tax	—	(1)	1
Net Income	$252	$238	$14
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

	Electric		Natural Gas
Increase (Decrease) over prior year	2020	2019	2020	2019
Residential sales	(1.9)%	(3.9)%	(5.7)%	(3.7)%
General service sales	(7.7)%	(1.9)%	(8.4)%	(1.2)%
Industrial sales	(6.6)%	(2.1)%	(4.1)%	(0.4)%
Wholesale electric power sales	(21.3)%	(4.9)%	n/a	n/a
Other natural gas sales	n/a	n/a	(2.2)%	0.7%
Total sales	(5.0)%	(2.4)%	(5.5)%	(1.7)%
Average number of customers	1.3%	0.7%	1.1%	0.7%
Year Ended December 31, 2020, as compared to 2019
Operating Revenues. The variance was driven primarily by:
•a $61 million decrease in fuel related revenues primarily due to lower prices and decreased volumes;
•a $22 million decrease in retail revenue riders, primarily due to lower EE program revenues, volume impacts of the Distribution Decoupling rider, suspension of the MGP rider and higher taxes returned to customers via the Tax Cuts and Job Acts rider, partially offset by an increase in the Distribution Capital Investment rider due to increased capital investment;
•a $15 million decrease in revenues due to unfavorable weather in the current year;
•an $11 million decrease in other revenues due to lower OVEC sales into PJM;

MD&A	DUKE ENERGY OHIO
•a $5 million decrease in bulk power marketing sales, and
•a $4 million decrease in weather-normal sales volumes.
Partially offset by:
•a $23 million increase in retail pricing primarily due to rate case impacts in Kentucky; and
•an $18 million increase in PJM transmission revenues as a result of increased capital spend.
Operating Expenses. The variance was driven primarily by:
•a $71 million decrease in fuel expense, primarily driven by lower fuel prices, decreased volumes and lower OVEC costs; and
•a $57 million decrease in operations, maintenance and other expense primarily due to a new customer program and other deferrals, the timing of EE programs and outage costs, lower employee benefit expenses and lower vegetation and pole maintenance costs.
Partially offset by:
•a $16 million increase in property and other taxes primarily due to higher property taxes due to increased plant in service, partially offset by lower franchise and other taxes; and
•a $13 million increase in depreciation and amortization primarily driven by an increase in distribution plant, partially offset by lower amortization due to the suspension of the MGP rider in Ohio and environmental surcharge mechanism amortization of deferred coal ash pond ARO.
DUKE ENERGY INDIANA
Results of Operations

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$2,795	$3,004	$(209)
Operating Expenses
Fuel used in electric generation and purchased power	767	935	(168)
Operation, maintenance and other	762	790	(28)
Depreciation and amortization	569	525	44
Property and other taxes	81	69	12
Total operating expenses	2,179	2,319	(140)
Operating Income	616	685	(69)
Other Income and Expenses, net	37	41	(4)
Interest Expense	161	156	5
Income Before Income Taxes	492	570	(78)
Income Tax Expense	84	134	(50)
Net Income	$408	$436	$(28)
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020	2019
Residential sales	(2.7)%	(3.9)%
General service sales	(7.0)%	(2.2)%
Industrial sales	(7.6)%	(2.6)%
Wholesale power sales	3.8%	(27.7)%
Total sales	(4.3)%	(6.8)%
Average number of customers	1.4%	1.2%
Year Ended December 31, 2020, as compared to 2019
Operating Revenues. The variance was driven primarily by:
•a $193 million decrease in rider revenues primarily due to lower sales volumes and credit adjustment rider refunds;
•a $179 million decrease in fuel revenues primarily due to lower fuel cost recovery driven by customer demand and fuel prices;
•a $20 million decrease in weather-normal retail sales volumes driven by lower nonresidential customer demand;

MD&A	DUKE ENERGY INDIANA
•a $16 million decrease in retail sales due to unfavorable weather in the current year; and
•a $10 million decrease in wholesale revenues primarily related to the true up of wholesale transmission revenues and lower rates in the current year.
Partially offset by:
•a $214 million increase primarily due to higher pricing from the Indiana retail rate case, net of certain rider revenues.
Operating Expenses. The variance was driven primarily by:
•a $168 million decrease in fuel used in electric generation and purchased power expense primarily due to lower purchased power expense, lower amortization of deferred fuel costs and lower coal and natural gas costs; and
•a $28 million decrease in operation, maintenance and other primarily due to lower storm restoration costs, training costs, employee related costs and a new customer program deferral.
Partially offset by:
•a $44 million increase in depreciation and amortization primarily due to a change in depreciation rates from the Indiana retail rate case and additional plant in service; and
•a $12 million increase in property and other taxes primarily due to additional plant in service and property tax true ups for prior periods.
Income Tax Expense. The decrease in income tax expense was primarily due to an increase in the amortization of excess deferred taxes and a decrease in pretax income.
PIEDMONT
Results of Operations

	Years Ended December 31,
(in millions)	2020	2019	Variance
Operating Revenues	$1,297	$1,381	$(84)
Operating Expenses
Cost of natural gas	386	532	(146)
Operation, maintenance and other	322	328	(6)
Depreciation and amortization	180	172	8
Property and other taxes	53	45	8
Impairment charges	7	—	7
Total operating expenses	948	1,077	(129)
Operating Income	349	304	45
Equity in earnings of unconsolidated affiliates	9	8	1
Other income and expenses, net	51	20	31
Total other income and expenses	60	28	32
Interest Expense	118	87	31
Income Before Income Taxes	291	245	46
Income Tax Expense	18	43	(25)
Net Income	$273	$202	$71
The following table shows the percent changes in Dth delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2020	2019
Residential deliveries	(3.5)%	(8.0)%
Commercial deliveries	(9.1)%	(4.6)%
Industrial deliveries	(2.9)%	1.7%
Power generation deliveries	(3.7)%	(11.8)%
For resale	(9.7)%	4.8%
Total throughput deliveries	(4.1)%	(8.2)%
Secondary market volumes	(9.1)%	(0.5)%
Average number of customers	2.3%	1.4%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.

MD&A	PIEDMONT
Year Ended December 31, 2020, as compared to 2019
Operating Revenues. The variance was driven primarily by:
•a $146 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs;
•a $47 million decrease due to return of EDIT to customers; and
•a $7 million decrease due to NCUC approval related to tax reform accounting from fixed-rate contracts in the prior year.
Partially offset by:
•an $87 million increase due to North Carolina base rate case increases;
•a $20 million increase due to North Carolina IMR increases; and
•an $18 million increase due to addition of Belews Creek and Marshall Power Generation capacity contracts.
Operating Expenses. The variance was driven primarily by:
•a $146 million decrease in cost of natural gas due to lower natural gas prices, lower volumes, and decreased off-system sales natural gas costs.
Partially offset by:
•an $8 million increase in depreciation and amortization due to additional plant in service and higher depreciation rates, partially offset by Belews Creek and Marshall Power Generation contracts and amortization of EDIT interest expense; and
•an $8 million increase in property and other taxes due to prior year property tax true ups.
Other Income and Expenses, net. The variance was driven primarily by AFUDC equity and other income related to Belews Creek and Marshall Power Generation contracts.
Interest Expense. The variance was driven primarily by interest on tax reform related deferrals being returned to customers and higher debt outstanding in the current year.
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
Management continually assesses whether recorded regulatory assets are probable of future recovery by considering factors such as:
•applicable regulatory environment changes;
•historical regulatory treatment for similar costs in Duke Energy’s jurisdictions;
•litigation of rate orders;
•recent rate orders to other regulated entities;

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
•levels of actual return on equity compared to approved rates of return on equity; and
•the status of any pending or potential deregulation legislation.
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
Goodwill Impairment Assessments
Duke Energy performed its annual goodwill impairment tests for all reporting units as of August 31, 2020. Additionally, Duke Energy monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include an adverse regulatory outcome, declining financial performance and deterioration of industry or market conditions. As of August 31, 2020, all of the reporting units' estimated fair value of equity substantially exceeded the carrying value of equity. The fair values of the reporting units were calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries.
Estimated future cash flows under the income approach are based on Duke Energy’s internal business plan. Significant assumptions used are growth rates, future rates of return expected to result from ongoing rate regulation and discount rates. Management determines the appropriate discount rate for each of its reporting units based on the WACC for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2020 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2020, for each of Duke Energy’s reporting units ranged from 5.2% to 5.7%. The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.
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
Obligations for nuclear decommissioning are based on site-specific cost studies. Duke Energy Carolinas and Duke Energy Progress assume prompt dismantlement of the nuclear facilities after operations are ceased. During 2020, Duke Energy Florida, closed an agreement for the accelerated decommissioning of the Crystal River Unit 3 nuclear power station after receiving approval from the NRC and FPSC. The retirement obligations for the decommissioning of Crystal River Unit 3 nuclear power station are measured based on accelerated decommissioning from 2020 continuing through 2027. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida also assume that spent fuel will be stored on-site until such time that it can be transferred to a yet to be built DOE facility.
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs for site-specific plans. During 2020, the Hoosier Environmental Council filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication challenging the Indiana Department of Environmental Management's partial approval of Duke Energy Indiana's ash pond closure plan. Due to these challenges, in 2020, Duke Energy Indiana remeasured and increased the closure estimates for certain coal ash impoundments.
For further information, see Notes 3, 4 and 9 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations."

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Long-Lived Asset Impairment Assessments, Excluding Regulated Operations, and Equity Method Investments
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
During 2020, Duke Energy evaluated recoverability of certain renewable merchant plants due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices, capital cost of new renewables and increase renewable penetration. It was determined the assets were all recoverable as the carrying value of the assets approximated or exceeded the aggregate estimated future cash flows.
For further information, see Notes 2, 10 and 12 to the Consolidated Financial Statements, "Business Segments," "Property, Plant and Equipment" and "Investments in Unconsolidated Affiliates."
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
As of December 31, 2020, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.50%. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension liability. Real assets, return-seeking fixed income, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers on investments.
Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 2.60% as of December 31, 2020. Discount rates used to measure benefit plan obligations for financial reporting purposes reflect rates at which pension benefits could be effectively settled. As of December 31, 2020, Duke Energy determined its discount rate for U.S. pension and other post-retirement obligations using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high-quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact future pension expense and liabilities. Duke Energy cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2020 pretax pension expense, pretax other post-retirement expense, pension obligation and other post-retirement benefit obligation if a 0.25% change in rates were to occur.

	Qualified and Non-		Other Post-Retirement
	Qualified Pension Plans		Plans
(in millions)	0.25%	(0.25)%	0.25%	(0.25)%
Effect on 2020 pretax pension and other post-retirement expense:
Expected long-term rate of return	$(21)	$21	$(1)	$1
Discount rate	(9)	9	—	(1)
Effect on pension and other post-retirement benefit obligation at December 31, 2020:
Discount rate	(208)	213	(13)	14
Duke Energy’s other post-retirement plan uses a health care cost trend rate covering both pre- and post-age 65 retired plan participants, which is comprised of a medical care cost trend rate, which reflects the near- and long-term expectation of increases in medical costs, and a prescription drug cost trend rate, which reflects the near- and long-term expectation of increases in prescription drug costs. As of December 31, 2020, the health care cost trend rate was 6.25%, trending down to 4.75% by 2028. These plans are closed to new employees.
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
Among other provisions, the Tax Act lowered the corporate federal income tax rate from 35% to 21% and eliminated bonus depreciation for regulated utilities. For Duke Energy’s regulated operations, the reduction in federal income taxes will result in lower regulated customer rates. However, due to its existing NOL position and other tax credits, Duke Energy does not expect to be a significant federal cash taxpayer through at least 2029. As a result, any reduction in customer rates could cause a material reduction in consolidated cash flows from operations in the short term. Over time, the reduction in deferred tax liabilities resulting from the Tax Act will increase Duke Energy’s regulated rate base investments and customer rates. Impacts of the Tax Act to Duke Energy’s cash flows and credit metrics are subject to the regulatory actions of its state commissions and the FERC. See Note 3 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
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
During March 2020, in response to market volatility and the ongoing economic uncertainty related to COVID-19, Duke Energy took several actions to enhance the company's liquidity position including:
•Duke Energy drew down the remaining $500 million of availability under the existing $1 billion Three-Year Revolving Credit Facility. That additional borrowing was subsequently repaid during the second quarter of 2020; and
•Duke Energy entered into and borrowed the full amount under a $1.5 billion, 364-day Term Loan Credit Agreement. The Term Loan Credit Agreement contained a provision for additional borrowing capacity of $500 million. Duke Energy exercised the provision and borrowed an additional $188 million, for a total borrowing of approximately $1.7 billion. By November 2020, Duke Energy repaid the entire borrowing under the 364-day Term Loan.
Following March 2020, access to credit and equity markets has normalized. In addition to the March 2020 financings to address the company's liquidity position, for the year ended December 31, 2020, Duke Energy issued approximately $5.6 billion in debt and raised approximately $2.9 billion of common equity through equity forward agreements and the company's dividend reinvestment and ATM programs. A portion of the proceeds from the equity forward settlements will be used to fully repay Duke Energy's portion of the ACP construction loan of approximately $860 million. Despite the recovery in capital markets, Duke Energy continues to monitor access to credit and equity markets amid the ongoing economic uncertainty related to COVID-19.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
In addition to actions taken by the company, the CARES Act, enacted in March 2020, as an emergency economic stimulus package in response to the COVID-19 pandemic, included provisions providing relief to entities with remaining AMT credit refund allowances. Through the CARES Act, Duke Energy accelerated remaining AMT credit refund allowances and claimed a refund in full for any AMT credit carryforwards. As a result, in the third quarter of 2020, Duke Energy received $572 million related to AMT credit carryforwards and $19 million of interest income. See Note 23 to the Consolidated Financial Statements, "Income Taxes," for additional information.
As of December 31, 2020, Duke Energy had approximately $259 million of cash on hand, $5.6 billion available under its $8 billion Master Credit Facility and $500 million available under the $1 billion Three-Year Revolving Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Notes 6 and 19 to the Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders' Equity," respectively, for information regarding Duke Energy's debt and equity issuances, debt maturities and available credit facilities including the Master Credit Facility.
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

(in millions)	2021	2022	2023
New generation	$60	$20	$85
Regulated renewables	665	710	755
Environmental	795	820	600
Nuclear fuel	425	400	380
Major nuclear	280	270	205
Customer additions	565	555	560
Grid modernization and other transmission and distribution projects	3,460	5,025	4,840
Maintenance and other	2,200	2,650	2,750
Total Electric Utilities and Infrastructure	8,450	10,450	10,175
Gas Utilities and Infrastructure	1,250	1,275	1,150
Commercial Renewables and Other	775	1,075	750
Total projected capital and investment expenditures	$10,475	$12,800	$12,075
DEBT MATURITIES
See Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant components of Current Maturities of Long-Term Debt on the Consolidated Balance Sheets.
DIVIDEND PAYMENTS
In 2020, Duke Energy paid quarterly cash dividends for the 94th consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
Duke Energy targets a dividend payout ratio of between 65% and 75%, based upon adjusted EPS, and expects this trend to continue through 2025. Duke Energy increased the dividend by approximately 2% annually in both 2020 and 2019, and the company remains committed to continued growth of the dividend.
Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 3 to the Consolidated Financial Statements, “Regulatory Matters,” Duke Energy’s wholly owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy through dividends, advances or loans as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2020, the amount of restricted net assets of wholly owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend does not exceed a material amount of Duke Energy’s net assets. Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.

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
As part of Duke Energy’s continued effort to improve its cash flows from operations and liquidity, Duke Energy works with vendors to improve terms and conditions, including the extension of payment terms. To support this effort, Duke Energy established a supply chain finance program (the “program”) in 2020, under which suppliers, at their sole discretion, may sell their receivables from Duke Energy to the participating financial institution. The financial institution administers the program. Duke Energy does not issue any guarantees with respect to the program and does not participate in negotiations between suppliers and the financial institution. Duke Energy does not have an economic interest in the supplier’s decision to participate in the program and receives no interest, fees or other benefit from the financial institution based on supplier participation in the program. Suppliers’ decisions on which invoices are sold do not impact Duke Energy’s payment terms, which are based on commercial terms negotiated between Duke Energy and the supplier regardless of program participation. A significant deterioration in the credit quality of Duke Energy, economic downturn or changes in the financial markets could limit the financial institutions willingness to participate in the program. Duke Energy does not believe such risk would have a material impact on our cash flows from operations or liquidity, as substantially all our payments are made outside the program.
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
In 2021, Duke Energy anticipates issuing additional securities of $8 billion through debt capital markets. Additionally, Duke Energy may utilize other instruments, including equity-content securities, such as preferred stock. Proceeds will primarily be for the purpose of funding capital expenditures and debt maturities. See to Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances in 2020.
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2021	Actual 2020	Actual 2019
Equity	44%	44%	44%
Debt	56%	56%	56%
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of December 31, 2020, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Credit Ratings
Moody’s Investors Service, Inc. and S&P provide credit ratings for various Duke Energy Registrants. During January 2021, S&P downgraded the issuer credit rating for Duke Energy (Parent) and all of its subsidiaries senior unsecured debt, excluding Progress Energy, from A- to BBB+. Additionally, S&P downgraded the credit rating for Duke Energy (Parent) and Progress Energy senior unsecured debt from BBB+ to BBB. As part of the credit rating report, S&P affirmed their credit rating on senior secured debt for Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, while also affirming the short-term and commercial paper credit ratings. These actions followed a December 2020, report by S&P to revise the credit rating outlook from stable to negative for Duke Energy and all its subsidiaries. As a result of the downgrade, credit rating outlooks returned to stable. Additionally, during October 2020, Moody's revised their credit rating outlook for Duke Energy (Parent), Duke Energy Carolinas and Duke Energy Progress from stable to negative and in February 2021, revised the credit rating outlook for these same registrants to review for downgrade. The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2021.

	Moody's	S&P
Duke Energy Corporation	Review for Downgrade	Stable
Issuer Credit Rating	Baa1	BBB+
Senior Unsecured Debt	Baa1	BBB
Commercial Paper	P-2	A-2
Duke Energy Carolinas	Review for Downgrade	Stable
Senior Secured Debt	Aa2	A
Senior Unsecured Debt	A1	BBB+
Progress Energy	Stable	Stable
Senior Unsecured Debt	Baa1	BBB
Duke Energy Progress	Review for Downgrade	Stable
Senior Secured Debt	Aa3	A
Senior Unsecured Debt	A2	BBB+
Duke Energy Florida	Stable	Stable
Senior Secured Debt	A1	A
Senior Unsecured Debt	A3	BBB+
Duke Energy Ohio	Stable	Stable
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	BBB+
Duke Energy Indiana	Stable	Stable
Senior Secured Debt	Aa3	A
Senior Unsecured Debt	A2	BBB+
Duke Energy Kentucky	Stable	Stable
Senior Unsecured Debt	Baa1	BBB+
Piedmont Natural Gas	Stable	Stable
Senior Unsecured	A3	BBB+
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2020	2019
Cash flows provided by (used in):
Operating activities	$8,856	$8,209
Investing activities	(10,604)	(11,957)
Financing activities	1,731	3,730
Net decrease in cash, cash equivalents and restricted cash	(17)	(18)
Cash, cash equivalents and restricted cash at beginning of period	573	591
Cash, cash equivalents and restricted cash at end of period	$556	$573

MD&A	LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2020	2019	Variance
Net income	$1,082	$3,571	$(2,489)
Non-cash adjustments to net income	8,343	5,737	2,606
Payments for AROs	(610)	(746)	136
Refund of AMT credit carryforwards	572	573	(1)
Working capital	(531)	(926)	395
Net cash provided by operating activities	$8,856	$8,209	$647
The variance was driven primarily by:
•a $117 million increase in net income after adjustment for non-cash items primarily due to increases in current year non-cash adjustments, partially offset by decreases in revenues due to lower sales volumes, accelerated refund of fuel costs at Duke Energy Florida in response to the COVID-19 pandemic and lower wholesale revenue driven by the CCR Settlement Agreement;
•a $395 million decrease in cash outflows from working capital primarily due to fluctuations in inventory levels, accounts payable levels and lower income taxes paid in the current year; and
•a $136 million decrease in payments for AROs.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2020	2019	Variance
Capital, investment and acquisition expenditures, net of return of investment capital	$(10,144)	$(11,435)	$1,291
Debt and equity securities, net	(62)	(5)	(57)
Other investing items	(398)	(517)	119
Net cash used in investing activities	$(10,604)	$(11,957)	$1,353
The primary use of cash related to investing activities is capital, investment and acquisition expenditures, net of return of investment capital detailed by reportable business segment in the following table. The decrease relates primarily to decreases in capital expenditures due to lower overall investments in the Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables segments.

	Years Ended December 31,
(in millions)	2020	2019	Variance
Electric Utilities and Infrastructure	$7,629	$8,258	$(629)
Gas Utilities and Infrastructure	1,309	1,533	(224)
Commercial Renewables	1,075	1,423	(348)
Other	264	221	43
Total capital, investment and acquisition expenditures, net of return of investment capital	$10,277	$11,435	$(1,158)
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2020	2019	Variance
Issuance of common stock	$2,745	$384	$2,361
Issuance of preferred stock	—	1,962	(1,962)
Issuances of long-term debt, net	1,824	3,615	(1,791)
Notes payable and commercial paper	(319)	(380)	61
Dividends paid	(2,812)	(2,668)	(144)
Contributions from noncontrolling interests	426	843	(417)
Other financing items	(133)	(26)	(107)
Net cash provided by financing activities	$1,731	$3,730	$(1,999)

MD&A	LIQUIDITY AND CAPITAL RESOURCES
The variance was driven primarily by:
•a $1,962 million decrease in proceeds from the issuance of preferred stock;
•a $1,791 million net decrease in proceeds from issuances of long-term debt primarily due to timing of issuances and redemptions of long-term debt; and
•a $417 million decrease in contributions from noncontrolling interests, primarily due to $415 million related to the sale of a noncontrolling interest in the Commercial Renewables segment in 2019.
Partially offset by:
•a $2,361 million increase in proceeds from the issuance of common stock, primarily from the settlement of equity forwards.
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
Duke Energy performs ongoing assessments of its respective guarantee obligations to determine whether any liabilities have been incurred as a result of potential increased nonperformance risk by third parties for which Duke Energy has issued guarantees. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements. Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position.
Other than the guarantee arrangements discussed above and off-balance sheet debt related to non-consolidated VIEs, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information, see Note 17 to the Consolidated Financial Statements, "Variable Interest Entities."
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations as of December 31, 2020.

	Payments Due By Period
					More than
		Less than	2-3 years	4-5 years	5 years
		1 year	(2022 &	(2024 &	(2026 &
(in millions)	Total	(2021)	2023)	2025)	beyond)
Long-term debt(a)	$58,134	$4,110	$8,011	$4,408	$41,605
Interest payments on long-term debt(b)	33,858	2,099	3,898	3,577	24,284
Finance leases(c)	1,465	186	347	170	762
Operating leases(c)	1,861	229	414	348	870
Purchase obligations:(d)
Fuel and purchased power(e)(f)	16,591	3,489	4,248	2,998	5,856
Other purchase obligations(g)	9,916	8,850	974	52	40
Nuclear decommissioning trust annual funding(h)	363	20	40	40	263
Land easements(i)	400	12	24	24	340
Total contractual cash obligations(j)(k)	$122,588	$18,995	$17,956	$11,617	$74,020
(a)See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities.”
(b)Interest payments on variable rate debt instruments were calculated using December 31, 2020, interest rates and holding them constant for the life of the instruments.
(c)See Note 5 to the Consolidated Financial Statements, “Leases.” Amounts in the table above include the interest component of finance leases based on the interest rates stated in the lease agreements and exclude certain related executory costs. Amounts exclude contingent lease obligations.
(d)Current liabilities, except for current maturities of long-term debt, and purchase obligations reflected on the Consolidated Balance Sheets have been excluded from the above table.

MD&A	OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
(e)Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as NPNS. For contracts where the price paid is based on an index, the amount is based on market prices at December 31, 2020, or the best projections of the index. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting arrangements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.
(f)Amounts exclude obligations under the OVEC PPA. See Note 17 to the Consolidated Financial Statements, "Variable Interest Entities," for additional information.
(g)Includes contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for EPC costs for new generation plants, wind and solar facilities, plant refurbishments, maintenance and day-to-day contract work and commitments to buy certain products. Amount excludes certain open purchase orders for services that are provided on demand for which the timing of the purchase cannot be determined.
(h)Related to future annual funding obligations to NDTF through nuclear power stations' relicensing dates. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations."
(i)Related to Commercial Renewables wind facilities.
(j)Unrecognized tax benefits of $125 million are not reflected in this table as Duke Energy cannot predict when open income tax years will close with completed examinations. See Note 23 to the Consolidated Financial Statements, "Income Taxes."
(k)The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 4 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing and amount of cash payments that will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 4 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 22 to the Consolidated Financial Statements, "Employee Benefit Plans"), AROs, including ash management expenditures (see Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations") and regulatory liabilities (see Note 3 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excluded are Deferred Income Taxes and ITCs recorded on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year.
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
Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, market conditions, location and unique or specific contract terms. Duke Energy employs established policies and procedures to manage risks associated with these market fluctuations, which may include using various commodity derivatives, such as swaps, futures, forwards and options. For additional information, see Note 14 to the Consolidated Financial Statements, “Derivatives and Hedging.”
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The majority of instruments used to manage Duke Energy’s commodity price exposure are either not designated as hedges or do not qualify for hedge accounting. These instruments are referred to as undesignated contracts. Mark-to-market changes for undesignated contracts entered into by regulated businesses are reflected as regulatory assets or liabilities on the Consolidated Balance Sheets. Undesignated contracts entered into by nonregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.
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
Duke Energy had $7.6 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2020. The impact of a 100-basis point change in interest rates on pretax income is approximately $76 million at December 31, 2020. This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2020.
Certain Duke Energy Registrants have variable-rate debt and manage interest rate risk by entering into financial contracts including interest rate swaps. See Notes 6 and 14 to the Consolidated Financial Statements, "Debt and Credit Facilities" and "Derivatives and Hedging." Such financial arrangements generally are indexed based upon LIBOR, which is expected to be phased out by the end of 2021. The Secured Overnight Financing Rate (SOFR) has been identified by regulators and industry participants as the preferred successor rate for U.S. dollar-based LIBOR at that time. Impacted financial arrangements extending beyond 2021 may require contractual amendment or termination and renegotiation to fully adapt to a post-LIBOR environment, and there may be uncertainty regarding the effectiveness of any such alternative index methodologies. Alternative index provisions are being assessed and incorporated into new financial arrangements that extend beyond 2021. Additionally, the progress of the phaseout is being monitored, including proposed transition relief from the FASB.
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Credit risk associated with the Duke Energy Registrants’ service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. The Duke Energy Registrants mitigate this credit risk by requiring tariff customers to provide a cash deposit, letter of credit or surety bond until a satisfactory payment history is established, subject to the rules and regulations in effect in each retail jurisdiction at which time the deposit is typically refunded. Charge-offs for retail customers have historically been insignificant to the operations of the Duke Energy Registrants and are typically recovered through retail rates. Management continually monitors customer charge-offs, payment patterns and the impact of current economic conditions on customers' ability to pay their outstanding balance to ensure the adequacy of bad debt reserves.
In response to the COVID-19 pandemic, in March 2020, the Duke Energy Registrants announced a suspension of disconnections for nonpayment to be effective throughout the national emergency. While disconnections have resumed, the company continues to offer flexible options to customers struggling with the pandemic and the economic fallout, including extended payment arrangements to satisfy delinquent balances. In addition, the Duke Energy Registrants are monitoring the effects of the resultant economic slowdown on counterparties’ abilities to perform under their contractual obligations. The Duke Energy Registrants have observed a significant increase in utility account arrears, which were roughly double historical levels as of December 31, 2020. There is an expectation of an increase in charge-offs in the future. See Notes 1, 3 and 18 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies," "Regulatory Matters" and "Revenue," respectively, for more information. Duke Energy Ohio and Duke Energy Indiana sell certain of their accounts receivable and related collections through CRC, a Duke Energy consolidated VIE. Losses on collection are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 17 to the Consolidated Financial Statements, “Variable Interest Entities.”
The Duke Energy Registrants provide certain non-tariff services, primarily to large commercial and industrial customers in which incurred costs, including invested capital, are intended to be recovered from the individual customer and therefore are not subject to rate recovery in the event of customer default. Customer creditworthiness is assessed prior to entering into these transactions. Credit concentration related to these transactions exists for certain of these customers.
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
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. See Note 4 to the Consolidated Financial Statements, "Commitments and Contingencies" for information on asbestos-related injuries and damages claims.
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
Based on the Duke Energy Registrants’ policies for managing credit risk, their exposures and their credit and other reserves, the Duke Energy Registrants do not currently anticipate a materially adverse effect on their consolidated financial position or results of operations as a result of nonperformance by any counterparty.
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Nuclear Decommissioning Trust Funds
As required by the NRC, NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2020, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes.
Accounting for nuclear decommissioning recognizes that costs are recovered through retail and wholesale rates; therefore, fluctuations in investment prices do not materially affect the Consolidated Statements of Operations, as changes in the fair value of these investments are primarily deferred as regulatory assets or regulatory liabilities pursuant to Orders by the NCUC, PSCSC, FPSC and FERC. Earnings or losses of the funds will ultimately impact the amount of costs recovered through retail and wholesale rates. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information regarding nuclear decommissioning costs. See Note 15 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities,” for additional information regarding NDTF assets.
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
The following sections outline various proposed and recently enacted legislation and regulations that may impact the Duke Energy Registrants. Refer to Note 3 to the Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
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
On July 17, 2018, EPA issued a final rule (Phase 1, Part 1) revising certain closure deadlines and groundwater protection standards in the CCR rule. The rule does not change the primary requirements for groundwater monitoring, corrective action, inspections and maintenance, and closure, and thus does not materially affect Duke Energy’s coal ash basin closure plans or compliance obligations under the CCR rule. On October 22, 2018, a coalition of environmental groups filed a petition for review in the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court) challenging EPA's final Phase 1, Part 1 revisions to the CCR rule. On March 13, 2019, the D.C. Circuit Court issued an order in the Phase 1, Part 1 litigation granting EPA’s motion to remand the rule without vacatur. To date, EPA has finalized two notice-and-comment rulemakings to implement the court’s decision on remand. The “Part A” rule, which was promulgated on August 28, 2020, establishes an April 11, 2021 deadline to cease placement of CCR and non-CCR waste streams into unlined ash basins and initiate closure, and the “Part B” rule, which was promulgated on November 12, 2020, establishes procedures to allow facilities to request approval to operate an existing CCR surface impoundment with an alternate liner. A future rulemaking is expected to address legacy impoundments. Duke Energy does not expect these rulemakings to have a material impact in light of its progress in closing CCR units across the enterprise.
In addition to the requirements of the federal CCR rule, CCR landfills and surface impoundments will continue to be regulated by the states. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions and via wholesale contracts, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Notes 3 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and "Asset Retirement Obligations," respectively.
Coal Ash Management Act of 2014
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets at December 31, 2020, and December 31, 2019, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions.
Consistent with the requirements of the Coal Ash Act, Duke Energy previously submitted comprehensive site assessments and groundwater corrective plans to NCDEQ. In addition, on December 31, 2019, Duke Energy submitted updated groundwater corrective action plans and site-specific coal ash impoundment closure plans to NCDEQ.

MD&A	OTHER MATTERS
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
Following NCDEQ's April 1 Order, Duke Energy estimated the incremental undiscounted cost to close the nine remaining impoundments by excavation would be approximately $4 billion to $5 billion, potentially increasing the total estimated costs to permanently close all ash basins in North Carolina and South Carolina to $9.5 billion to $10.5 billion. The settlement lowers the estimated total undiscounted cost to close the nine remaining basins by excavation by approximately $1.5 billion as compared to Duke Energy’s original estimate that followed the order. As a result, the estimated total cost to permanently close all ash basins in North Carolina and South Carolina is approximately $8 billion to $9 billion of which approximately $2.8 billion has been spent through 2020. The majority of the remaining spend is expected to occur over the next 15 to 20 years.
Duke Energy has completed excavation of all coal ash at the Riverbend, Dan River and Sutton plants
For further information on ash basins and recovery, see Notes 3 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and “Asset Retirement Obligations,” respectively.
Other Environmental Regulations
The Duke Energy Registrants are also subject to various federal, state and local laws regarding air and water quality, hazardous and solid waste disposal and other environmental matters, including the following:
•CWA
•Steam Effluent Limitation Guidelines
•Cross-State Air Pollution Rule
Duke Energy continues to comply with enacted environmental statutes and regulations even as certain of these regulations are in various stages of clarification, revision or legal challenge. The Duke Energy Registrants cannot predict the outcome of these matters.
Section 126 Petitions
On November 16, 2016, the state of Maryland filed a petition with EPA under Section 126 of the Clean Air Act alleging that 19 power plants, including two plants (three units) that Duke Energy Registrants own and operate, contribute to violations of EPA’s National Ambient Air Quality Standards (NAAQS) for ozone in the state of Maryland. On March 12, 2018, the state of New York filed a petition with EPA, also under Section 126 of the Clean Air Act, alleging that over 60 power plants, including five that Duke Energy Registrants own and operate, contribute to violations of EPA’s ozone NAAQS in the state of New York. Both Maryland and New York sought EPA orders requiring the states in which the named power plants operate impose more stringent nitrogen oxide emission limitations on the plants. On October 5, 2018, EPA denied the Maryland petition. That same day, Maryland appealed EPA's denial. On October 18, 2019, EPA denied the New York petition, and New York appealed that decision on October 29, 2019. On May 19, 2020, the U.S. Court of Appeals for the D.C. Circuit issued its decision, finding, with one exception, that EPA reasonably denied the Maryland petition. The court remanded one issue to EPA regarding target sources lacking catalytic controls. All of the Duke Energy units targeted have selective catalytic reduction, so the decision is favorable for these units.
A different panel of the same court heard oral argument in New York’s appeal of EPA’s denial of its Section 126 Petition on May 7, 2020, and on July 14, 2020, the panel issued its decision remanding the Petition to EPA for further review. The Duke Energy Registrants cannot predict the outcome of this matter.
North Carolina Clean Energy Plan (NCCEP)
On October 29, 2018, Governor Roy Cooper signed an executive order calling for a 40% reduction in statewide greenhouse gas emissions by 2025. The order tasked the NCDEQ with developing a clean energy plan for North Carolina. In October 2019, the NCDEQ published its plan, which includes the reduction of electric power sector greenhouse gas emissions by 70% below 2005 levels by 2030 and attainment of carbon neutrality by 2050, fostering long-term energy affordability and price stability for North Carolina’s residents and businesses by modernizing regulatory and planning processes, and acceleration of clean energy innovation to create economic opportunities for both rural and urban areas. Duke Energy Carolinas and Duke Energy Progress are significant stakeholders in this process. The magnitude and timing of investment in response to the NCCEP will depend on the speed of adoption and consensus developed by other stakeholders on how best to successfully transition to this clean energy future while establishing a regulatory model that incentivizes business decisions that benefit both the utilities and the public. The Duke Energy Registrants cannot predict the outcome of this matter.
Global Climate Change
On September 17, 2019, Duke Energy announced an updated climate strategy with new goals of at least 50% reduction in carbon emissions from electric generation by 2030 and net-zero carbon emissions from electric generation by 2050. On October 9, 2020, Duke Energy announced a new goal to achieve net-zero methane emissions from its natural gas distribution system by 2030. Timelines and initiatives, as well as implementation of new technologies, will vary in each state in which the company operates and will involve collaboration with regulators, customers and other stakeholders.

MD&A	OTHER MATTERS
The Duke Energy Registrants’ GHG emissions consist primarily of CO2 and result primarily from operating a fleet of coal-fired and natural gas-fired power plants. Future levels of CO2 emissions will be influenced by variables that include economic conditions that affect electricity demand, fuel prices, market prices, compliance with new or existing regulations and the technologies deployed to generate the electricity necessary to meet customer demand.
The Duke Energy Registrants have taken actions that have resulted in a reduction of CO2 emissions over time. Actions have included the retirement of 51 coal-fired electric generating units with a combined generating capacity of 6,539 MW. Much of that capacity has been replaced with state-of-the-art highly efficient natural gas-fired generation that produces far fewer CO2 emissions per unit of electricity generated. Duke Energy also has made investments to expand its portfolio of wind and solar projects, increase EE offerings and ensure continued operations of its zero-CO2 emissions hydropower and nuclear plants. These efforts have diversified its system and significantly reduced CO2 emissions. Between 2005 and 2020, the Duke Energy Registrants have collectively lowered the CO2 emissions from their electricity generation by more than 40%, which potentially lowers the exposure to any future mandatory CO2 emission reduction requirements or carbon tax, whether as a result of federal legislation, EPA regulation, state regulation or other as yet unknown emission reduction requirement. Duke Energy will continue to explore the use of currently available and commercially demonstrated technology to reduce CO2 emissions, including EE, wind, solar, storage, carbon capture, utilization and sequestration, the use of hydrogen and other low-carbon fuels and advanced nuclear. Duke Energy will adjust to evolving and innovative technologies in a way that balances the reliability and affordability that meet regulatory requirements and customer demands. Under any future scenario involving mandatory CO2 limitations, the Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms.
The Duke Energy Registrants recognize that scientists associate severe weather events with increasing levels of GHGs in the atmosphere and forecast the possibility these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration and severity), the long period of time over which any potential changes might take place and the inability to predict potential changes with any degree of accuracy, make estimating with any certainty any potential future financial risk to the Duke Energy Registrants’ operations difficult.
The Duke Energy Registrants annually, biennially or triennially prepare lengthy, forward-looking IRPs. These detailed, highly technical plans are based on the company’s thorough analysis of numerous factors that can impact the cost of producing and delivering electricity that influence long-term resource planning decisions. The IRP process helps to evaluate a range of options, taking into account stakeholder input as well as forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, integration of renewables, energy storage, EE and demand response initiatives. The IRP process also helps evaluate potential environmental and regulatory scenarios to better mitigate policy and economic risks. The IRPs we file with regulators look out 10 to 20 years depending on the jurisdiction.
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
The Duke Energy Registrants routinely take steps to reduce the potential impact of severe weather events on their electric transmission and distribution systems and natural gas facilities. The steps include modernizing the electric grid through smart meters, storm hardening, self-healing and targeted undergrounding and applying lessons learned from previous storms to restoration efforts. The Duke Energy Registrants’ electric generating facilities and natural gas facilities are designed to withstand extreme weather events without significant damage. The Duke Energy Registrants maintain inventories of coal, oil and liquified natural gas to mitigate the effects of any potential short-term disruption in fuel supply so they can continue to provide customers with an uninterrupted supply of electricity and/or natural gas.
State Legislation
In 2017, the North Carolina General Assembly passed House Bill 589, and it was subsequently signed into law by the governor. The law includes, among other things, overall reform of the application of PURPA for new solar projects in the state, a requirement for the utility to procure renewable energy through a competitive bidding process administered by an independent third party and recovery of costs related to the competitive bidding process through a competitive procurement rider. The process used was approved by the NCUC to select projects that would deliver the lowest cost of renewable energy for customers.
In accordance with the provisions of House Bill 589, Duke Energy estimates the total competitive procurement will be approximately 1,185 to 1,385 MW. Duke Energy will own or purchase at least 1,185 MW of energy from renewable energy projects under the North Carolina’s CPRE program. Two tranches of the CPRE process have been completed with contracts executed for winning proposals. Five Duke Energy projects, totaling about 190 MW, were selected during the first tranche and none were selected during the second tranche. Two of the Duke Energy winning projects achieved commercial operation in December 2020 and the remaining three will be online by the third quarter 2021. The need for a third tranche of CPRE will be determined prior to November 2021.
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

FINANCIAL STATEMENTS

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Duke Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1, 3, and 9 to the financial statements.

Critical Audit Matter Description

The Company is subject to regulation by federal and state utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s electric and natural gas distribution companies. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2020, the Company has approximately $14 billion recorded as regulatory assets.

The Company’s rates are subject to regulatory rate-setting processes and annual earnings oversight. Rates charged to customers are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment and the timing and amount of assets to be recovered by rates. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. As discussed in Note 3, regulatory proceedings in recent years in North Carolina and South Carolina have focused on the recoverability of asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders in North Carolina and South Carolina requires significant management judgment.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions; to support its assertions on the likelihood of future recovery for deferred costs. As such, auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities, a high degree of auditor judgment, and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recovery of regulatory assets included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

REPORTS
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset balances for completeness.

•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
◦We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
◦We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
◦We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
◦We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.

•We obtained an analysis from management and letters from internal legal counsel for asset retirement obligations specific to coal ash costs, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.

•We obtained representation from management asserting that regulatory assets recorded on the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 25, 2021

We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Operating Revenues
Regulated electric	$21,461	$22,615	$22,097
Regulated natural gas	1,642	1,759	1,773
Nonregulated electric and other	765	705	651
Total operating revenues	23,868	25,079	24,521
Operating Expenses
Fuel used in electric generation and purchased power	6,051	6,826	6,831
Cost of natural gas	460	627	697
Operation, maintenance and other	5,788	6,066	6,463
Depreciation and amortization	4,705	4,548	4,074
Property and other taxes	1,337	1,307	1,280
Impairment charges	984	(8)	402
Total operating expenses	19,325	19,366	19,747
Gains (Losses) on Sales of Other Assets and Other, net	10	(4)	(89)
Operating Income	4,553	5,709	4,685
Other Income and Expenses
Equity in (losses) earnings of unconsolidated affiliates	(2,005)	162	83
Other income and expenses, net	453	430	399
Total other income and expenses	(1,552)	592	482
Interest Expense	2,162	2,204	2,094
Income From Continuing Operations Before Income Taxes	839	4,097	3,073
Income Tax (Benefit) Expense From Continuing Operations	(236)	519	448
Income From Continuing Operations	1,075	3,578	2,625
Income (Loss) From Discontinued Operations, net of tax	7	(7)	19
Net Income	1,082	3,571	2,644
Add: Net Loss Attributable to Noncontrolling Interests	295	177	22
Net Income Attributable to Duke Energy Corporation	1,377	3,748	2,666
Less: Preferred Dividends	107	41	—
Net Income Available to Duke Energy Corporation Common Stockholders	$1,270	$3,707	$2,666

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.71	$5.07	$3.73
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$0.01	$(0.01)	$0.03
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.72	$5.06	$3.76
Weighted average shares outstanding
Basic	737	729	708
Diluted	738	729	708
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2020	2019	2018
Net Income	$1,082	$3,571	$2,644
Other Comprehensive (Loss) Income, net of tax(a)
Pension and OPEB adjustments	6	9	(6)
Net unrealized losses on cash flow hedges	(138)	(47)	(10)
Reclassification into earnings from cash flow hedges	11	6	6
Unrealized gains (losses) on available-for-sale securities	3	8	(3)
Other Comprehensive Loss, net of tax	(118)	(24)	(13)
Comprehensive Income	964	3,547	2,631
Add: Comprehensive Loss Attributable to Noncontrolling Interests	306	177	22
Comprehensive Income Attributable to Duke Energy Corporation	1,270	3,724	2,653
Less: Preferred Dividends	107	41	—
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,163	$3,683	$2,653
(a)     Net of income tax impacts of approximately $35 million for the year ended December 31, 2020. Tax impacts are immaterial for other periods presented.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$259	$311
Receivables (net of allowance for doubtful accounts of $29 at 2020 and $22 at 2019)	1,009	1,066
Receivables of VIEs (net of allowance for doubtful accounts of $117 at 2020 and $54 at 2019)	2,144	1,994
Inventory	3,167	3,232
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	1,641	1,796
Other (includes $296 at 2020 and $242 at 2019 related to VIEs)	462	764
Total current assets	8,682	9,163
Property, Plant and Equipment
Cost	155,580	147,654
Accumulated depreciation and amortization	(48,827)	(45,773)
Generation facilities to be retired, net	29	246
Net property, plant and equipment	106,782	102,127
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $937 at 2020 and $989 at 2019 related to VIEs)	12,421	13,222
Nuclear decommissioning trust funds	9,114	8,140
Operating lease right-of-use assets, net	1,524	1,658
Investments in equity method unconsolidated affiliates	961	1,936
Other (includes $81 at 2020 and $110 at 2019 related to VIEs)	3,601	3,289
Total other noncurrent assets	46,924	47,548
Total Assets	$162,388	$158,838
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,144	$3,487
Notes payable and commercial paper	2,873	3,135
Taxes accrued	482	392
Interest accrued	537	565
Current maturities of long-term debt (includes $472 at 2020 and $216 at 2019 related to VIEs)	4,238	3,141
Asset retirement obligations	718	881
Regulatory liabilities	1,377	784
Other	2,936	2,367
Total current liabilities	16,305	14,752
Long-Term Debt (includes $3,535 at 2020 and $3,997 at 2019 related to VIEs)	55,625	54,985
Other Noncurrent Liabilities
Deferred income taxes	9,244	8,878
Asset retirement obligations	12,286	12,437
Regulatory liabilities	15,029	15,264
Operating lease liabilities	1,340	1,432
Accrued pension and other post-retirement benefit costs	969	934
Investment tax credits	687	624
Other (includes $316 at 2020 and $228 at 2019 related to VIEs)	1,719	1,581
Total other noncurrent liabilities	41,274	41,150
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2020 and 2019	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2020 and 2019	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 769 million shares outstanding at 2020 and 733 million shares outstanding at 2019	1	1
Additional paid-in capital	43,767	40,881
Retained earnings	2,471	4,108
Accumulated other comprehensive loss	(237)	(130)
Total Duke Energy Corporation stockholders' equity	47,964	46,822
Noncontrolling interests	1,220	1,129
Total equity	49,184	47,951
Total Liabilities and Equity	$162,388	$158,838
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,082	$3,571	$2,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	5,486	5,176	4,696
Equity in losses (earnings) of unconsolidated affiliates	2,005	(162)	(83)
Equity component of AFUDC	(154)	(139)	(221)
(Gains) Losses on sales of other assets	(10)	4	88
Impairment charges	984	(8)	402
Deferred income taxes	54	806	1,079
Payments for asset retirement obligations	(610)	(746)	(533)
Payment for the disposal of other assets	—	—	(105)
Provision for rate refunds	(22)	60	425
Refund of AMT credit carryforwards	572	573	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	63	(48)	22
Receivables	(56)	78	(345)
Inventory	66	(122)	156
Other current assets	205	10	(721)
Increase (decrease) in
Accounts payable	(21)	(164)	479
Taxes accrued	117	(224)	23
Other current liabilities	(65)	172	270
Other assets	(398)	(559)	(1,062)
Other liabilities	(442)	(69)	(28)
Net cash provided by operating activities	8,856	8,209	7,186
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,907)	(11,122)	(9,389)
Contributions to equity method investments	(370)	(324)	(416)
Return of investment capital	133	11	137
Purchases of debt and equity securities	(8,011)	(3,348)	(3,762)
Proceeds from sales and maturities of debt and equity securities	7,949	3,343	3,747
Other	(398)	(517)	(377)
Net cash used in investing activities	(10,604)	(11,957)	(10,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6,330	7,091	5,299
Issuance of preferred stock	—	1,962	—
Issuance of common stock	2,745	384	1,838
Payments for the redemption of long-term debt	(4,506)	(3,476)	(2,906)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	3,009	397	472
Payments for the redemption of short-term debt with original maturities greater than 90 days	(2,147)	(479)	(282)
Notes payable and commercial paper	(1,181)	(298)	981
Contributions from noncontrolling interests	426	843	41
Dividends paid	(2,812)	(2,668)	(2,471)
Other	(133)	(26)	(12)
Net cash provided by financing activities	1,731	3,730	2,960
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17)	(18)	86
Cash, cash equivalents, and restricted cash at beginning of period	573	591	505
Cash, cash equivalents, and restricted cash at end of period	$556	$573	$591
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$2,186	$2,195	$2,086
Cash received from income taxes	(585)	(651)	(266)
Significant non-cash transactions:
Accrued capital expenditures	1,116	1,356	1,112
Non-cash dividends	110	108	107
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Duke Energy Corporation Stockholders' Accumulated Other Comprehensive Income (Loss)
							Net Unrealized		Total
						Net	Gains (Losses)		Duke Energy
		Common		Additional		Losses on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2017	$—	700	$1	$38,792	$3,013	$(10)	$12	$(69)	$41,739	$(2)	$41,737
Net income	—	—	—	—	2,666	—	—	—	2,666	(22)	2,644
Other comprehensive loss	—	—	—	—	—	(4)	(3)	(6)	(13)	—	(13)
Common stock issuances, including dividend reinvestment and employee benefits	—	27	—	2,003	—	—	—	—	2,003	—	2,003
Common stock dividends	—	—	—	—	(2,578)	—	—	—	(2,578)	—	(2,578)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Other(a)	—	—	—	—	12	—	(12)	—	—	42	42
Balance at December 31, 2018	$—	727	$1	$40,795	$3,113	$(14)	$(3)	$(75)	$43,817	$17	$43,834
Net income	—	—	—	—	3,707	—	—	—	3,707	(177)	3,530
Other comprehensive (loss) Income	—	—	—	—	—	(41)	8	9	(24)	—	(24)
Preferred stock, Series A, issuances, net of issuance costs(b)	973	—	—	—	—	—	—	—	973	—	973
Preferred stock, Series B, issuances, net of issuance costs(b)	989	—	—	—	—	—	—	—	989	—	989
Common stock issuances, including dividend reinvestment and employee benefits	—	6	—	552	—	—	—	—	552	—	552
Common stock dividends	—	—	—	—	(2,735)	—	—	—	(2,735)	—	(2,735)
Sale of noncontrolling interest(c)	—	—	—	(466)	—	10	—	—	(456)	863	407
Contribution from noncontrolling interest (f)	—	—	—	—	—	—	—	—	—	428	428
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(4)	(4)
Other(d)	—	—	—	—	23	(6)	(2)	(16)	(1)	2	1
Balance at December 31, 2019	$1,962	733	$1	$40,881	$4,108	$(51)	$3	$(82)	$46,822	$1,129	$47,951
Net income	—	—	—	—	1,270	—	—	—	1,270	(295)	975
Other comprehensive (loss) income	—	—	—	—	—	(116)	3	6	(107)	(11)	(118)
Common stock issuances, including dividend reinvestment and employee benefits	—	36	—	2,902	—	—	—	—	2,902	—	2,902
Common stock dividends	—	—	—	—	(2,815)	—	—	—	(2,815)	—	(2,815)
Contribution from noncontrolling interest, net of transaction costs(f)	—	—	—	(17)	—	—	—	—	(17)	426	409
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	—	—	(30)	(30)
Other(e)	—	—	—	1	(92)	—	—	—	(91)	1	(90)
Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
(a)    Amounts in Retained Earnings and AOCI represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information. Amount in Noncontrolling Interests primarily relates to tax equity financing activity in the Commercial Renewables segment.
(b)     Duke Energy issued 40 million depositary shares of preferred stock, Series A, in the first quarter of 2019 and 1 million shares of preferred stock, Series B, in the third quarter of 2019.
(c)    See Note 1 for additional discussion of the transaction.
(d)    Amounts in Retained Earnings and AOCI primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(e)     Amounts in Retained earnings primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.
(f)    Relates to tax equity financing activity in the Commercial Renewables segment.
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Duke Energy Carolinas, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1, 3, and 9 to the financial statements.

Critical Audit Matter Description

The Company is subject to rate regulation by the North Carolina Utilities Commission and by the South Carolina Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2020, the Company has approximately $3.5 billion recorded as regulatory assets.

The Company’s rates are subject to regulatory rate-setting processes and annual earnings oversight. Rates charged to customers are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment and the timing and amount of assets to be recovered by rates. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. As discussed in Note 3, regulatory proceedings in recent years in North Carolina and South Carolina have focused on the recoverability of asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders in North Carolina and South Carolina requires significant management judgment.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions; to support its assertions on the likelihood of future recovery for deferred costs. As such, auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities, a high degree of auditor judgment, and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recovery of regulatory assets included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

REPORTS

•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset balances for completeness.

•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
◦We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
◦We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
◦We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
◦We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.

•We obtained an analysis from management and letters from internal legal counsel for asset retirement obligations specific to coal ash costs, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.

•We obtained representation from management asserting that regulatory assets recorded on the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2020	2019	2018
Operating Revenues	$7,015	$7,395	$7,300
Operating Expenses
Fuel used in electric generation and purchased power	1,682	1,804	1,821
Operation, maintenance and other	1,743	1,868	2,130
Depreciation and amortization	1,462	1,388	1,201
Property and other taxes	299	292	295
Impairment charges	476	17	192
Total operating expenses	5,662	5,369	5,639
Gains (Losses) on Sales of Other Assets and Other, net	1	—	(1)
Operating Income	1,354	2,026	1,660
Other Income and Expenses, net	177	151	153
Interest Expense	487	463	439
Income Before Income Taxes	1,044	1,714	1,374
Income Tax Expense	88	311	303
Net Income	$956	$1,403	$1,071
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	—	1
Other Comprehensive Income, net of tax	—	—	1
Comprehensive Income	$956	$1,403	$1,072
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$21	$18
Receivables (net of allowance for doubtful accounts of $1 at 2020 and $3 at 2019)	247	324
Receivables of VIEs (net of allowance for doubtful accounts of $22 at 2020 and $7 at 2019)	696	642
Receivables from affiliated companies	124	114
Inventory	1,010	996
Regulatory assets	473	550
Other	20	21
Total current assets	2,591	2,665
Property, Plant and Equipment
Cost	50,640	48,922
Accumulated depreciation and amortization	(17,453)	(16,525)
Net property, plant and equipment	33,187	32,397
Other Noncurrent Assets
Regulatory assets	2,996	3,360
Nuclear decommissioning trust funds	4,977	4,359
Operating lease right-of-use assets, net	110	123
Other	1,187	1,149
Total other noncurrent assets	9,270	8,991
Total Assets	$45,048	$44,053
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,000	$954
Accounts payable to affiliated companies	199	210
Notes payable to affiliated companies	506	29
Taxes accrued	76	46
Interest accrued	117	115
Current maturities of long-term debt	506	458
Asset retirement obligations	264	206
Regulatory liabilities	473	255
Other	546	611
Total current liabilities	3,687	2,884
Long-Term Debt	11,412	11,142
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,842	3,921
Asset retirement obligations	5,086	5,528
Regulatory liabilities	6,535	6,423
Operating lease liabilities	97	102
Accrued pension and other post-retirement benefit costs	73	84
Investment tax credits	236	231
Other	626	627
Total other noncurrent liabilities	16,495	16,916
Commitments and Contingencies
Equity
Member's equity	13,161	12,818
Accumulated other comprehensive loss	(7)	(7)
Total equity	13,154	12,811
Total Liabilities and Equity	$45,048	$44,053
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$956	$1,403	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,731	1,671	1,487
Equity component of AFUDC	(62)	(42)	(73)
(Gains) Losses on sales of other assets	(1)	—	1
Impairment charges	476	17	192
Deferred income taxes	(260)	133	305
Payments for asset retirement obligations	(162)	(278)	(230)
Provision for rate refunds	(5)	36	182
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(4)	(8)	2
Receivables	52	(21)	(86)
Receivables from affiliated companies	(10)	68	(87)
Inventory	(14)	(48)	25
Other current assets	209	(73)	(161)
Increase (decrease) in
Accounts payable	55	(50)	168
Accounts payable to affiliated companies	(11)	(20)	21
Taxes accrued	30	(127)	(65)
Other current liabilities	(56)	127	89
Other assets	(101)	(42)	(221)
Other liabilities	(47)	(37)	(90)
Net cash provided by operating activities	2,776	2,709	2,530
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,669)	(2,714)	(2,706)
Purchases of debt and equity securities	(1,602)	(1,658)	(1,810)
Proceeds from sales and maturities of debt and equity securities	1,602	1,658	1,810
Other	(164)	(204)	(147)
Net cash used in investing activities	(2,833)	(2,918)	(2,853)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	998	886	1,983
Payments for the redemption of long-term debt	(813)	(6)	(1,205)
Notes payable to affiliated companies	477	(410)	335
Distributions to parent	(600)	(275)	(750)
Other	(2)	(1)	(23)
Net cash provided by financing activities	60	194	340
Net increase (decrease) in cash and cash equivalents	3	(15)	17
Cash and cash equivalents at beginning of period	18	33	16
Cash and cash equivalents at end of period	$21	$18	$33
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$481	$433	$452
Cash paid for income taxes	321	122	89
Significant non-cash transactions:
Accrued capital expenditures	365	347	302
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated Other
		Comprehensive
		Loss
		Net Gains
		(Losses) on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2017	$11,368	$(7)	$11,361
Net income	1,071	—	1,071
Other comprehensive income	—	1	1
Distributions to parent	(750)	—	(750)
Balance at December 31, 2018	$11,689	$(6)	$11,683
Net income	1,403	—	1,403
Distributions to parent	(275)	—	(275)
Other	1	(1)	—
Balance at December 31, 2019	$12,818	$(7)	$12,811
Net income	956	—	956
Distributions to parent	(600)	—	(600)
Other(a)	(13)	—	(13)
Balance at December 31, 2020	$13,161	$(7)	$13,154
(a)     Amounts primarily represent impacts due to implementation of a new accounting standard related to Credit Losses. See Note 1 for additional discussion.
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Progress Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1, 3, and 9 to the financial statements.

Critical Audit Matter Description

The Company is subject to rate regulation by the North Carolina Utilities Commission, South Carolina Public Service Commission and Florida Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2020, the Company has approximately $6.5 billion recorded as regulatory assets.

The Company’s rates are subject to regulatory rate-setting processes and annual earnings oversight. Rates charged to customers are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment and the timing and amount of assets to be recovered by rates. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. As discussed in Note 3, regulatory proceedings in recent years in North Carolina and South Carolina have focused on the recoverability of asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders in North Carolina and South Carolina requires significant management judgment.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions; to support its assertions on the likelihood of future recovery for deferred costs. As such, auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities, a high degree of auditor judgment, and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recovery of regulatory assets included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

REPORTS

•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset balances for completeness.

•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
◦We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
◦We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
◦We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
◦We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.

•We obtained an analysis from management and letters from internal legal counsel for asset retirement obligations specific to coal ash costs, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.

•We obtained representation from management asserting that regulatory assets recorded on the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2020	2019	2018
Operating Revenues	$10,627	$11,202	$10,728
Operating Expenses
Fuel used in electric generation and purchased power	3,479	4,024	3,976
Operation, maintenance and other	2,479	2,495	2,613
Depreciation and amortization	1,818	1,845	1,619
Property and other taxes	545	561	529
Impairment charges	495	(24)	87
Total operating expenses	8,816	8,901	8,824
Gains on Sales of Other Assets and Other, net	9	—	24
Operating Income	1,820	2,301	1,928
Other Income and Expenses, net	129	141	165
Interest Expense	790	862	842
Income Before Income Taxes	1,159	1,580	1,251
Income Tax Expense	113	253	218
Net Income	1,046	1,327	1,033
Less: Net Income Attributable to Noncontrolling Interests	1	—	6
Net Income Attributable to Parent	$1,045	$1,327	$1,027

Net Income	$1,046	$1,327	$1,033
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	(1)	2	5
Net unrealized gain on cash flow hedges	5	5	6
Unrealized (losses) gains on available-for-sale securities	(1)	1	(1)
Other Comprehensive Income, net of tax	3	8	10
Comprehensive Income	1,049	1,335	1,043
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	—	6
Comprehensive Income Attributable to Parent	$1,048	$1,335	$1,037
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$59	$48
Receivables (net of allowance for doubtful accounts of $8 at 2020 and $7 at 2019)	228	220
Receivables of VIEs (net of allowance for doubtful accounts of $29 at 2020 and $9 at 2019)	901	830
Receivables from affiliated companies	157	76
Notes receivable from affiliated companies	—	164
Inventory	1,375	1,423
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	758	946
Other (includes $39 at 2020 and 2019 related to VIEs)	109	210
Total current assets	3,587	3,917
Property, Plant and Equipment
Cost	57,892	55,070
Accumulated depreciation and amortization	(18,368)	(17,159)
Generation facilities to be retired, net	29	246
Net property, plant and equipment	39,553	38,157
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $937 at 2020 and $989 at 2019 related to VIEs)	5,775	6,346
Nuclear decommissioning trust funds	4,137	3,782
Operating lease right-of-use assets, net	690	788
Other	1,227	1,049
Total other noncurrent assets	15,484	15,620
Total Assets	$58,624	$57,694
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$919	$1,104
Accounts payable to affiliated companies	289	310
Notes payable to affiliated companies	2,969	1,821
Taxes accrued	121	46
Interest accrued	202	228
Current maturities of long-term debt (includes $305 at 2020 and $54 at 2019 related to VIEs)	1,426	1,577
Asset retirement obligations	283	485
Regulatory liabilities	640	330
Other	793	902
Total current liabilities	7,642	6,803
Long-Term Debt (includes $1,252 at 2020 and $1,632 at 2019 related to VIEs)	17,688	17,907
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,396	4,462
Asset retirement obligations	5,866	5,986
Regulatory liabilities	5,051	5,225
Operating lease liabilities	623	697
Accrued pension and other post-retirement benefit costs	505	488
Other	462	383
Total other noncurrent liabilities	16,903	17,241
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2020 and 2019	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	7,109	6,465
Accumulated other comprehensive loss	(15)	(18)
Total Progress Energy, Inc. stockholder's equity	16,237	15,590
Noncontrolling interests	4	3
Total equity	16,241	15,593
Total Liabilities and Equity	$58,624	$57,694
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,046	$1,327	$1,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,327	2,207	1,987
Equity component of AFUDC	(42)	(66)	(104)
Gains on sales of other assets	(9)	—	(24)
Impairment charges	495	(24)	87
Deferred income taxes	(197)	433	358
Payments for asset retirement obligations	(384)	(412)	(230)
Provision for rate refunds	2	15	122
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(9)	(34)	18
Receivables	(69)	47	(207)
Receivables from affiliated companies	(81)	81	(137)
Inventory	49	62	121
Other current assets	223	184	(12)
Increase (decrease) in
Accounts payable	(62)	(4)	217
Accounts payable to affiliated companies	(21)	(50)	109
Taxes accrued	75	(74)	8
Other current liabilities	139	25	129
Other assets	(128)	(341)	(896)
Other liabilities	(177)	(167)	(35)
Net cash provided by operating activities	3,177	3,209	2,544
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,488)	(3,952)	(3,854)
Purchases of debt and equity securities	(5,998)	(1,511)	(1,753)
Proceeds from sales and maturities of debt and equity securities	6,010	1,504	1,769
Notes receivable from affiliated companies	164	(164)	240
Other	(160)	(190)	(162)
Net cash used in investing activities	(3,472)	(4,313)	(3,760)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,791	2,187	1,833
Payments for the redemption of long-term debt	(2,157)	(1,667)	(771)
Notes payable to affiliated companies	1,148	586	430
Dividends to parent	(400)	—	(250)
Other	(13)	12	(1)
Net cash provided by financing activities	369	1,118	1,241
Net increase in cash, cash equivalents, and restricted cash	74	14	25
Cash, cash equivalents, and restricted cash at beginning of period	126	112	87
Cash, cash equivalents, and restricted cash at end of period	$200	$126	$112
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$819	$892	$798
Cash paid for (received from) income taxes	149	(79)	(348)
Significant non-cash transactions:
Accrued capital expenditures	363	447	478
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses)	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	on Available-for-	OPEB	Stockholder's	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2017	$9,143	$4,350	$(18)	$5	$(12)	$13,468	$(3)	$13,465
Net income	—	1,027	—	—	—	1,027	6	1,033
Other comprehensive income (loss)	—	—	6	(1)	5	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Other(a)	—	4	—	(5)	—	(1)	1	—
Balance at December 31, 2018	$9,143	$5,131	$(12)	$(1)	$(7)	$14,254	$3	$14,257
Net income	—	1,327	—	—	—	1,327	—	1,327
Other comprehensive income	—	—	5	1	2	8	—	8
Other(b)	—	7	(3)	(1)	(2)	1	—	1
Balance at December 31, 2019	$9,143	$6,465	$(10)	$(1)	$(7)	$15,590	$3	$15,593
Net income	—	1,045	—	—	—	1,045	1	1,046
Other comprehensive income (loss)	—	—	5	(1)	(1)	3	—	3
Dividends to parent	—	(400)	—	—	—	(400)	—	(400)
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
(a)    Amounts in Retained Earnings and AOCI represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.
(b)    Amounts in Retained Earnings and AOCI primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Progress, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Energy Progress, LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1, 3, and 9 to the financial statements.

Critical Audit Matter Description

The Company is subject to rate regulation by the North Carolina Utilities Commission and by the South Carolina Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2020, the Company has approximately $4.5 billion recorded as regulatory assets.

The Company’s rates are subject to regulatory rate-setting processes and annual earnings oversight. Rates charged to customers are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment and the timing and amount of assets to be recovered by rates. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. As discussed in Note 3, regulatory proceedings in recent years in North Carolina and South Carolina have focused on the recoverability of asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders in North Carolina and South Carolina requires significant management judgment.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions; to support its assertions on the likelihood of future recovery for deferred costs. As such, auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities, a high degree of auditor judgment, and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recovery of regulatory assets included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

REPORTS

•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset balances for completeness.

•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
◦We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
◦We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
◦We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
◦We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.

•We obtained an analysis from management and letters from internal legal counsel for asset retirement obligations specific to coal ash costs, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.

•We obtained representation from management asserting that regulatory assets recorded on the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2020	2019	2018
Operating Revenues	$5,422	$5,957	$5,699
Operating Expenses
Fuel used in electric generation and purchased power	1,743	2,012	1,892
Operation, maintenance and other	1,332	1,446	1,578
Depreciation and amortization	1,116	1,143	991
Property and other taxes	167	176	155
Impairment charges	499	12	33
Total operating expenses	4,857	4,789	4,649
Gains on Sales of Other Assets and Other, net	8	—	9
Operating Income	573	1,168	1,059
Other Income and Expenses, net	75	100	87
Interest Expense	269	306	319
Income Before Income Taxes	379	962	827
Income Tax (Benefit) Expense	(36)	157	160
Net Income and Comprehensive Income	$415	$805	$667
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$39	$22
Receivables (net of allowance for doubtful accounts of $4 at 2020 and $3 at 2019)	132	123
Receivables of VIEs (net of allowance for doubtful accounts of $19 at 2020 and $5 at 2019)	500	489
Receivables from affiliated companies	50	52
Inventory	911	934
Regulatory assets	492	526
Other	60	60
Total current assets	2,184	2,206
Property, Plant and Equipment
Cost	35,759	34,603
Accumulated depreciation and amortization	(12,801)	(11,915)
Generation facilities to be retired, net	29	246
Net property, plant and equipment	22,987	22,934
Other Noncurrent Assets
Regulatory assets	3,976	4,152
Nuclear decommissioning trust funds	3,500	3,047
Operating lease right-of-use assets, net	346	387
Other	740	651
Total other noncurrent assets	8,562	8,237
Total Assets	$33,733	$33,377
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$454	$629
Accounts payable to affiliated companies	215	203
Notes payable to affiliated companies	295	66
Taxes accrued	85	17
Interest accrued	99	110
Current maturities of long-term debt	603	1,006
Asset retirement obligations	283	485
Regulatory liabilities	530	236
Other	411	478
Total current liabilities	2,975	3,230
Long-Term Debt	8,505	7,902
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,298	2,388
Asset retirement obligations	5,352	5,408
Regulatory liabilities	4,394	4,232
Operating lease liabilities	323	354
Accrued pension and other post-retirement benefit costs	242	238
Investment tax credits	132	137
Other	102	92
Total other noncurrent liabilities	12,843	12,849
Commitments and Contingencies
Equity
Member's Equity	9,260	9,246
Total Liabilities and Equity	$33,733	$33,377
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$415	$805	$667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,299	1,329	1,183
Equity component of AFUDC	(29)	(60)	(57)
Gains on sales of other assets	(8)	—	(9)
Impairment charges	499	12	33
Deferred income taxes	(234)	197	236
Payments for asset retirement obligations	(304)	(390)	(195)
Provisions for rate refunds	2	12	122
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	(6)	5
Receivables	(4)	21	(107)
Receivables from affiliated companies	2	(29)	(20)
Inventory	23	20	63
Other current assets	98	101	(201)
Increase (decrease) in
Accounts payable	(127)	32	219
Accounts payable to affiliated companies	12	(75)	99
Taxes accrued	68	(46)	(11)
Other current liabilities	157	68	46
Other assets	(207)	(205)	(465)
Other liabilities	3	37	20
Net cash provided by operating activities	1,666	1,823	1,628
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,581)	(2,108)	(2,220)
Purchases of debt and equity securities	(1,555)	(842)	(1,236)
Proceeds from sales and maturities of debt and equity securities	1,516	810	1,206
Other	(57)	(119)	(95)
Net cash used in investing activities	(1,677)	(2,259)	(2,345)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,296	1,269	845
Payments for the redemption of long-term debt	(1,085)	(605)	(3)
Notes payable to affiliated companies	229	(228)	54
Distributions to parent	(400)	—	(175)
Other	(12)	(1)	(1)
Net cash provided by financing activities	28	435	720
Net increase (decrease) in cash and cash equivalents	17	(1)	3
Cash and cash equivalents at beginning of period	22	23	20
Cash and cash equivalents at end of period	$39	$22	$23
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$301	$331	$303
Cash paid for (received from) income taxes	123	(30)	(112)
Significant non-cash transactions:
Accrued capital expenditures	149	175	220
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Member's
(in millions)	Equity
Balance at December 31, 2017	$7,949
Net income	667
Distribution to parent	(175)
Balance at December 31, 2018	$8,441
Net income	805
Balance at December 31, 2019	$9,246
Net income	415
Distribution to parent	(400)
Other	(1)
Balance at December 31, 2020	$9,260
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Florida, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Energy Florida, LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 3 to the financial statements.

Critical Audit Matter Description

The Company is subject to rate regulation by the Florida Public Service Commission (the “Commission”), which has jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2020, the Company has approximately $2.1 billion recorded as regulatory assets.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commission; to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recovery of regulatory assets included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the Commission, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commission’s treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset balances for completeness.

REPORTS
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commission, including the settlement agreement filed with the Commission subsequent to December 31, 2020, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
◦We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
◦We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
◦We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
◦We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained representation from management asserting that regulatory assets recorded on the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company's auditor since 2001.

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2020	2019	2018
Operating Revenues	$5,188	$5,231	$5,021
Operating Expenses
Fuel used in electric generation and purchased power	1,737	2,012	2,085
Operation, maintenance and other	1,131	1,034	1,025
Depreciation and amortization	702	702	628
Property and other taxes	381	392	374
Impairment charges	(4)	(36)	54
Total operating expenses	3,947	4,104	4,166
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	1,242	1,127	856
Other Income and Expenses, net	53	48	86
Interest Expense	326	328	287
Income Before Income Taxes	969	847	655
Income Tax Expense	198	155	101
Net Income	$771	$692	$554
Other Comprehensive Income (Loss), net of tax
Unrealized (losses) gains on available-for-sale securities	(1)	1	(1)
Other Comprehensive (Loss) Income, net of tax	(1)	1	(1)
Comprehensive Income	$770	$693	$553
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$11	$17
Receivables (net of allowance for doubtful accounts of $4 at 2020 and $3 at 2019)	94	96
Receivables of VIEs (net of allowance for doubtful accounts of $10 at 2020 and $4 at 2019)	401	341
Receivables from affiliated companies	3	—
Notes receivable from affiliated companies	—	173
Inventory	464	489
Regulatory assets (includes $53 at 2020 and $52 at 2019 related to VIEs)	265	419
Other (includes $39 at 2020 and 2019 related to VIEs)	41	58
Total current assets	1,279	1,593
Property, Plant and Equipment
Cost	22,123	20,457
Accumulated depreciation and amortization	(5,560)	(5,236)
Net property, plant and equipment	16,563	15,221
Other Noncurrent Assets
Regulatory assets (includes $937 at 2020 and $989 at 2019 related to VIEs)	1,799	2,194
Nuclear decommissioning trust funds	637	734
Operating lease right-of-use assets, net	344	401
Other	335	311
Total other noncurrent assets	3,115	3,640
Total Assets	$20,957	$20,454
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$465	$474
Accounts payable to affiliated companies	85	131
Notes payable to affiliated companies	196	—
Taxes accrued	82	43
Interest accrued	69	75
Current maturities of long-term debt (includes $305 at 2020 and $54 at 2019 related to VIEs)	823	571
Regulatory liabilities	110	94
Other	374	415
Total current liabilities	2,204	1,803
Long-Term Debt (includes $1,002 at 2020 and $1,307 at 2019 related to VIEs)	7,092	7,416
Other Noncurrent Liabilities
Deferred income taxes	2,191	2,179
Asset retirement obligations	514	578
Regulatory liabilities	658	993
Operating lease liabilities	300	343
Accrued pension and other post-retirement benefit costs	231	218
Other	209	136
Total other noncurrent liabilities	4,103	4,447
Commitments and Contingencies
Equity
Member's equity	7,560	6,789
Accumulated other comprehensive loss	(2)	(1)
Total equity	7,558	6,788
Total Liabilities and Equity	$20,957	$20,454
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$771	$692	$554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,019	869	793
Equity component of AFUDC	(12)	(6)	(47)
Gains on sales of other assets	(1)	—	(1)
Impairment charges	(4)	(36)	54
Deferred income taxes	27	180	159
Payments for asset retirement obligations	(80)	(22)	(35)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(14)	(33)	7
Receivables	(64)	26	(100)
Receivables from affiliated companies	(3)	17	(26)
Inventory	26	42	58
Other current assets	40	156	59
Increase (decrease) in
Accounts payable	66	(36)	(1)
Accounts payable to affiliated companies	(46)	40	17
Taxes accrued	39	(31)	40
Other current liabilities	(7)	(36)	82
Other assets	85	(131)	(429)
Other liabilities	(181)	(213)	(75)
Net cash provided by operating activities	1,661	1,478	1,109
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,907)	(1,844)	(1,634)
Purchases of debt and equity securities	(4,443)	(669)	(517)
Proceeds from sales and maturities of debt and equity securities	4,495	695	563
Notes receivable from affiliated companies	173	(173)	313
Other	(103)	(67)	(65)
Net cash used in investing activities	(1,785)	(2,058)	(1,340)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	918	988
Payments for the redemption of long-term debt	(572)	(262)	(769)
Notes payable to affiliated companies	196	(108)	108
Distribution to parent	—	—	(75)
Other	(1)	13	1
Net cash provided by financing activities	118	561	253
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6)	(19)	22
Cash, cash equivalents, and restricted cash at beginning of period	56	75	53
Cash, cash equivalents, and restricted cash at end of period	$50	$56	$75
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$321	$332	$270
Cash paid for (received from) income taxes	138	1	(120)
Significant non-cash transactions:
Accrued capital expenditures	214	272	258
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-	Total
(in millions)	Equity	Sale Securities	Equity
Balance at December 31, 2017	$5,614	$4	$5,618
Net income	554	—	554
Other comprehensive loss	—	(1)	(1)
Distribution to parent	(75)	—	(75)
Other(a)	4	(5)	(1)
Balance at December 31, 2018	$6,097	$(2)	$6,095
Net income	692	—	692
Other comprehensive income	—	1	1
Balance at December 31, 2019	$6,789	$(1)	$6,788
Net income	771	—	771
Other comprehensive loss	—	(1)	(1)
Balance at December 31, 2020	$7,560	$(2)	$7,558
(a)    Amounts represent a cumulative-effect adjustment due to implementation of a new accounting standard related to Financial Instruments Classification and Measurement. See Note 1 for more information.
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Ohio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 3 to the financial statements.

Critical Audit Matter Description

The Company is subject to rate regulation by the Public Utilities Commission of Ohio and by the Kentucky Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric and gas rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2020, the Company has approximately $650 million recorded as regulatory assets.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions; to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recovery of regulatory assets included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset balances for completeness.

•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS

•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
◦We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
◦We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
◦We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
◦We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.

•We obtained representation from management asserting that regulatory assets recorded on the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2020	2019	2018
Operating Revenues
Regulated electric	$1,405	$1,456	$1,450
Regulated natural gas	453	484	506
Nonregulated electric and other	—	—	1
Total operating revenues	1,858	1,940	1,957
Operating Expenses
Fuel used in electric generation and purchased power – regulated	339	388	412
Cost of natural gas	73	95	113
Operation, maintenance and other	463	520	480
Depreciation and amortization	278	265	268
Property and other taxes	324	308	290
Total operating expenses	1,477	1,576	1,563
Losses on Sales of Other Assets and Other, net	—	—	(106)
Operating Income	381	364	288
Other Income and Expenses, net	16	24	23
Interest Expense	102	109	92
Income From Continuing Operations Before Income Taxes	295	279	219
Income Tax Expense From Continuing Operations	43	40	43
Income From Continuing Operations	252	239	176
Loss From Discontinued Operations, net of tax	—	(1)	—
Net Income and Comprehensive Income	$252	$238	$176
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$14	$17
Receivables (net of allowance for doubtful accounts of $4 at 2020 and $4 at 2019)	98	84
Receivables from affiliated companies	102	92
Inventory	110	135
Regulatory assets	39	49
Other	31	21
Total current assets	394	398
Property, Plant and Equipment
Cost	11,022	10,241
Accumulated depreciation and amortization	(3,013)	(2,843)
Net property, plant and equipment	8,009	7,398
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	610	549
Operating lease right-of-use assets, net	20	21
Other	72	52
Total other noncurrent assets	1,622	1,542
Total Assets	$10,025	$9,338
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$279	$288
Accounts payable to affiliated companies	68	68
Notes payable to affiliated companies	169	312
Taxes accrued	247	219
Interest accrued	31	30
Current maturities of long-term debt	50	—
Asset retirement obligations	3	1
Regulatory liabilities	65	64
Other	70	75
Total current liabilities	982	1,057
Long-Term Debt	3,014	2,594
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	981	922
Asset retirement obligations	108	79
Regulatory liabilities	748	763
Operating lease liabilities	20	21
Accrued pension and other post-retirement benefit costs	113	100
Other	99	94
Total other noncurrent liabilities	2,069	1,979
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2020 and 2019	762	762
Additional paid-in capital	2,776	2,776
Retained earnings	397	145
Total equity	3,935	3,683
Total Liabilities and Equity	$10,025	$9,338
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$252	$238	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	283	269	271
Equity component of AFUDC	(7)	(13)	(11)
Losses on sales of other assets	—	—	106
Deferred income taxes	31	81	25
Payments for asset retirement obligations	(2)	(8)	(3)
Provision for rate refunds	14	7	24
(Increase) decrease in
Receivables	(13)	20	(33)
Receivables from affiliated companies	9	22	19
Inventory	25	(9)	7
Other current assets	(18)	(5)	16
Increase (decrease) in
Accounts payable	2	(17)	(19)
Accounts payable to affiliated companies	—	(10)	16
Taxes accrued	30	17	12
Other current liabilities	3	1	14
Other assets	(32)	(26)	(24)
Other liabilities	(2)	(41)	(26)
Net cash provided by operating activities	575	526	570
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(834)	(952)	(827)
Notes receivable from affiliated companies	(19)	—	14
Other	(48)	(68)	(89)
Net cash used in investing activities	(901)	(1,020)	(902)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	467	1,003	99
Payments for the redemption of long-term debt	—	(551)	(3)
Notes payable to affiliated companies	(144)	38	245
Net cash provided by financing activities	323	490	341
Net (decrease) increase in cash and cash equivalents	(3)	(4)	9
Cash and cash equivalents at beginning of period	17	21	12
Cash and cash equivalents at end of period	$14	$17	$21
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$97	$97	$87
Cash received from income taxes	—	(37)	(6)
Significant non-cash transactions:
Accrued capital expenditures	104	109	95
Non-cash equity contribution from parent	—	—	106
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at December 31, 2017	$762	$2,670	$(269)	$3,163
Net income	—	—	176	176
Contribution from parent	—	106	—	106
Balance at December 31, 2018	$762	$2,776	$(93)	$3,445
Net income	—	—	238	238
Balance at December 31, 2019	$762	$2,776	$145	$3,683
Net income	—	—	252	252
Balance at December 31, 2020	$762	$2,776	$397	$3,935
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Indiana, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 3 to the financial statements.

Critical Audit Matter Description

The Company is subject to rate regulation by the Indiana Utility Regulatory Commission (the “Commission”), which has jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2020, the Company has approximately $1.3 billion recorded as regulatory assets.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commission; to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recovery of regulatory assets included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the Commission, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commission’s treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset balances for completeness.

REPORTS
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commission, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
◦We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
◦We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
◦We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
◦We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained representation from management asserting that regulatory assets recorded on the financial statements are probable of recovery.

Duke Energy Indiana Coal Ash Asset Retirement Obligations – Refer to Notes 3, 4, and 9 to the financial statements

Critical Audit Matter Description

Duke Energy Indiana has asset retirement obligations associated with coal ash impoundments at operating and retired coal generation facilities. These legal obligations are the result of Indiana state and federal regulations. There is significant judgment in determining the assumptions used in estimating the closure costs for each site since Duke Energy Indiana does not have approved closure plans for certain sites. Potential changes to the projected closure costs for each site as well as probability weightings for the cash flows associated with the different potential closure methods (“probability weightings”) creates estimation uncertainty. The liability for coal ash asset retirement obligations at Duke Energy Indiana was $1,140 million at December 31, 2020.

We identified the asset retirement obligations associated with coal ash impoundments at Duke Energy Indiana as a critical audit matter because of the significant management estimates and assumptions, including projected closure costs as well as the different potential closure methods. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to potential changes to the projected closure costs for each site as well as probability weightings for the cash flows associated with the different potential closure methods required a high degree of auditor judgment and an increased extent of effort, including the need to involve our environmental specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the underlying estimated closure costs for coal ash asset retirement obligations at Duke Energy Indiana included the following, among others:

•We tested the effectiveness of controls over management’s coal ash asset retirement obligation estimate, including those over management’s determination of the estimated closure costs and probability weightings.

•We evaluated management’s ability to accurately estimate future closure costs by comparing actual closure costs to management’s historical estimates.

•We tested the mathematical accuracy of management’s coal ash asset retirement obligation calculations, including the application of probability weightings.

•We made inquiries of internal and external legal counsel regarding the status of the legal matters associated with the probability weightings.

•We inspected the opinions from internal and external legal counsel supporting the probability weightings.

•We inspected the Company’s filings with and orders from the Indiana Department of Environmental Management, for evidence that might contradict management’s assertions regarding the estimated closure costs and probability weightings.

•With the assistance of our environmental specialists, we evaluated the reasonableness of management’s estimated closure costs by comparing the costs to actual costs incurred at comparable coal ash impoundments, underlying contracts, and publicly available industry cost data, as applicable.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2020	2019	2018
Operating Revenues	$2,795	$3,004	$3,059
Operating Expenses
Fuel used in electric generation and purchased power	767	935	1,000
Operation, maintenance and other	762	790	788
Depreciation and amortization	569	525	520
Property and other taxes	81	69	78
Impairment charges	—	—	30
Total operating expenses	2,179	2,319	2,416
Operating Income	616	685	643
Other Income and Expenses, net	37	41	45
Interest Expense	161	156	167
Income Before Income Taxes	492	570	521
Income Tax Expense	84	134	128
Net Income and Comprehensive Income	$408	$436	$393
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$7	$25
Receivables (net of allowance for doubtful accounts of $3 at 2020 and $3 at 2019)	55	60
Receivables from affiliated companies	112	79
Inventory	473	517
Regulatory assets	125	90
Other	37	60
Total current assets	809	831
Property, Plant and Equipment
Cost	17,382	16,305
Accumulated depreciation and amortization	(5,661)	(5,233)
Net property, plant and equipment	11,721	11,072
Other Noncurrent Assets
Regulatory assets	1,203	1,082
Operating lease right-of-use assets, net	55	57
Other	253	234
Total other noncurrent assets	1,511	1,373
Total Assets	$14,041	$13,276
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$188	$201
Accounts payable to affiliated companies	88	87
Notes payable to affiliated companies	131	30
Taxes accrued	62	49
Interest accrued	51	58
Current maturities of long-term debt	70	503
Asset retirement obligations	168	189
Regulatory liabilities	111	55
Other	83	112
Total current liabilities	952	1,284
Long-Term Debt	3,871	3,404
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,228	1,150
Asset retirement obligations	1,008	643
Regulatory liabilities	1,627	1,685
Operating lease liabilities	53	55
Accrued pension and other post-retirement benefit costs	171	148
Investment tax credits	168	164
Other	30	18
Total other noncurrent liabilities	4,285	3,863
Commitments and Contingencies
Equity
Member's Equity	4,783	4,575
Total Liabilities and Equity	$14,041	$13,276
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$408	$436	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	572	531	524
Equity component of AFUDC	(23)	(18)	(32)
Impairment charges	—	—	30
Deferred income taxes	29	156	95
Payments for asset retirement obligations	(63)	(48)	(69)
Provision for rate refunds	—	—	53
(Increase) decrease in
Receivables	8	(8)	7
Receivables from affiliated companies	—	41	3
Inventory	44	(95)	28
Other current assets	(3)	76	(25)
Increase (decrease) in
Accounts payable	(12)	(10)	37
Accounts payable to affiliated companies	1	4	5
Taxes accrued	13	(25)	(52)
Other current liabilities	6	15	14
Other assets	(68)	(74)	26
Other liabilities	26	16	(31)
Net cash provided by operating activities	938	997	1,006
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(888)	(876)	(832)
Purchases of debt and equity securities	(37)	(26)	(48)
Proceeds from sales and maturities of debt and equity securities	22	20	44
Notes receivable from affiliated companies	(33)	—	—
Other	48	(49)	18
Net cash used in investing activities	(888)	(931)	(818)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	544	485	—
Payments for the redemption of long-term debt	(513)	(213)	(3)
Notes payable to affiliated companies	101	(137)	6
Distributions to parent	(200)	(200)	(175)
Other	—	—	(1)
Net cash used in financing activities	(68)	(65)	(173)
Net (decrease) increase in cash and cash equivalents	(18)	1	15
Cash and cash equivalents at beginning of period	25	24	9
Cash and cash equivalents at end of period	$7	$25	$24
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$164	$150	$162
Cash paid for (received from) income taxes	36	(6)	75
Significant non-cash transactions:
Accrued capital expenditures	101	102	88
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Member's
(in millions)	Equity
Balance at December 31, 2017	$4,121
Net income	393
Distributions to parent	(175)
Balance at December 31, 2018	$4,339
Net income	436
Distributions to parent	(200)
Balance at December 31, 2019	$4,575
Net income	408
Distributions to parent	(200)
Balance at December 31, 2020	$4,783
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Piedmont Natural Gas Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 3 to the financial statements.

Critical Audit Matter Description

The Company is subject to rate regulation by the North Carolina Utilities Commission, the Public Service Commission of South Carolina, and the Tennessee Public Utility Commission (collectively the “Commissions”), which have jurisdiction with respect to the gas rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2020, the Company has approximately $450 million recorded as regulatory assets.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions; to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recovery of regulatory assets included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset balances for completeness.

REPORTS
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
◦We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
◦We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
◦We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
◦We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.

•We obtained representation from management asserting that regulatory assets recorded on the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company's auditor since 1951.

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2020	2019	2018
Operating Revenues
Regulated natural gas	$1,286	$1,369	$1,365
Nonregulated natural gas and other	11	12	10
Total operating revenues	1,297	1,381	1,375
Operating Expenses
Cost of natural gas	386	532	584
Operation, maintenance and other	322	328	357
Depreciation and amortization	180	172	159
Property and other taxes	53	45	49
Impairment charges	7	—	—
Total operating expenses	948	1,077	1,149
Operating Income	349	304	226
Equity in earnings of unconsolidated affiliates	9	8	7
Other income and expense, net	51	20	14
Total other income and expenses	60	28	21
Interest Expense	118	87	81
Income Before Income Taxes	291	245	166
Income Tax Expense	18	43	37
Net Income and Comprehensive Income	$273	$202	$129
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $12 at 2020 and $6 at 2019)	$250	$241
Receivables from affiliated companies	10	10
Inventory	68	72
Regulatory assets	153	73
Other	20	28
Total current assets	501	424
Property, Plant and Equipment
Cost	9,134	8,446
Accumulated depreciation and amortization	(1,749)	(1,681)
Net property, plant and equipment	7,385	6,765
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	302	290
Operating lease right-of-use assets, net	20	24
Investments in equity method unconsolidated affiliates	88	83
Other	270	121
Total other noncurrent assets	729	567
Total Assets	$8,615	$7,756
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$230	$215
Accounts payable to affiliated companies	79	3
Notes payable to affiliated companies	530	476
Taxes accrued	23	24
Interest accrued	34	33
Current maturities of long-term debt	160	—
Regulatory liabilities	88	81
Other	69	67
Total current liabilities	1,213	899
Long-Term Debt	2,620	2,384
Other Noncurrent Liabilities
Deferred income taxes	821	708
Asset retirement obligations	20	17
Regulatory liabilities	1,044	1,131
Operating lease liabilities	19	23
Accrued pension and other post-retirement benefit costs	8	3
Other	155	148
Total other noncurrent liabilities	2,067	2,030
Commitments and Contingencies
Equity
Common stock, 0 par value: 100 shares authorized and outstanding at 2020 and 2019	1,310	1,310
Retained earnings	1,405	1,133
Total equity	2,715	2,443
Total Liabilities and Equity	$8,615	$7,756
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$273	$202	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	174	161
Equity component of AFUDC	(19)	—	—
Impairment charges	7	—	—
Deferred income taxes	53	136	(31)
Equity in (earnings) losses from unconsolidated affiliates	(9)	(8)	(7)
Provision for rate refunds	(33)	2	43
(Increase) decrease in
Receivables	10	28	7
Receivables from affiliated companies	—	12	(15)
Inventory	3	(2)	(4)
Other current assets	(66)	(25)	71
Increase (decrease) in
Accounts payable	16	(7)	15
Accounts payable to affiliated companies	76	(35)	25
Taxes accrued	3	(60)	65
Other current liabilities	(11)	1	21
Other assets	(11)	1	3
Other liabilities	7	(10)	(5)
Net cash provided by operating activities	481	409	478
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(901)	(1,053)	(721)
Contributions to equity method investments	—	(16)	—
Other	(28)	(14)	(10)
Net cash used in investing activities	(929)	(1,083)	(731)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	394	596	100
Payments for the redemption of long-term debt	—	(350)	—
Notes payable to affiliated companies	54	278	(166)
Capital contribution from parent	—	150	300
Net cash provided by financing activities	448	674	234
Net decrease in cash and cash equivalents	—	—	(19)
Cash and cash equivalents at beginning of period	—	—	19
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$115	$84	$79
Cash received from income taxes	(36)	(31)	(16)
Significant non-cash transactions:
Accrued capital expenditures	106	109	96
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2017	$860	$802	$1,662
Net income	—	129	129
Contribution from parent	300	—	300
Balance at December 31, 2018	$1,160	$931	$2,091
Net income	—	202	202
Contribution from parent	150	—	150
Balance at December 31, 2019	$1,310	$1,133	$2,443
Net income	—	273	273
Other	—	(1)	(1)
Balance at December 31, 2020	$1,310	$1,405	$2,715
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
COVID-19
The COVID-19 pandemic is having a significant impact on global health and economic environments. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the federal government proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency. The Duke Energy Registrants are monitoring developments closely and responding appropriately. The company incurred approximately $112 million of incremental COVID-19 costs before deferral for the year ended December 31, 2020, included in Operation, maintenance and other on the Consolidated Statements of Operations. Further, the company waived approximately $64 million of late payment fees for the year ended December 31, 2020. The company has deferred approximately $76 million of the incremental costs, which were primarily bad debt expense, personal protective equipment and cleaning supplies, and a cost component of late payment fees. See Notes 3, 6, 17, 18 and 23 for additional information as well as steps taken to mitigate the impacts to our business and customers from the COVID-19 pandemic.
Other Current Assets and Liabilities
The following table provides a description of amounts included in Other within Current Assets or Current Liabilities that exceed 5% of total Current Assets or Current Liabilities on the Duke Energy Registrants' Consolidated Balance Sheets at either December 31, 2020, or 2019.

		December 31,
(in millions)	Location	2020	2019
Duke Energy
Other accrued liabilities	Current Liabilities	$1,455	$604
Accrued compensation	Current Liabilities	662	862
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$213	$271
Other accrued liabilities	Current Liabilities	178	147
Progress Energy
Customer deposits	Current Liabilities	$347	$354
Duke Energy Florida
Customer deposits	Current Liabilities	$203	$209
Duke Energy Ohio
Gas Storage	Current Assets	$21	$—
Duke Energy Indiana
Income taxes receivable	Current Assets	$9	$44
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the years ended December 31, 2020, 2019 and 2018, the Income (Loss) From Discontinued Operations, net of tax on Duke Energy's Consolidated Statements of Operations is entirely attributable to controlling interest.
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
Several operating agreements of Duke Energy's subsidiaries with noncontrolling interest are subject to allocations of tax attributes and cash flows in accordance with contractual agreements that vary throughout the lives of the subsidiaries. Therefore, Duke Energy and the other investors' (the owners) interests in the subsidiaries are not fixed, and the subsidiaries apply the HLBV method in allocating income or loss and other comprehensive income or loss (all measured on a pretax basis) to the owners. The HLBV method measures the amounts that each owner would hypothetically claim at each balance sheet reporting date, including tax benefits realized by the owners, most of which is over the IRS recapture period, upon a hypothetical liquidation of the subsidiary at the net book value of its underlying assets. The change in the amount that each owner would hypothetically receive at the reporting date compared to the amount it would have received on the previous reporting date represents the amount of income or loss allocated to each owner for the reporting period.
Other operating agreements of Duke Energy's subsidiaries with noncontrolling interest allocate profit and loss based on their pro rata shares of the ownership interest in the respective subsidiary. Therefore, Duke Energy allocates net income or loss and other comprehensive income or loss of these subsidiaries to the owners based on their pro rata shares.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
During the third quarter of 2019, Duke Energy completed a sale of minority interest in a portion of certain renewable assets within the Commercial Renewables Segment for pretax proceeds to Duke Energy of $415 million. The portion of Duke Energy's commercial renewables energy portfolio sold includes 49% of 37 operating wind, solar and battery storage assets and 33% of 11 operating solar assets across the U.S. Duke Energy retained control of these assets, and, therefore, no gain or loss was recognized on the Consolidated Statements of Operations. The difference between the consideration received and the carrying value of the noncontrolling interest claim on net assets is $466 million, net of tax benefit of $8 million, and was recorded to equity.
The following table presents cash received for the sale of noncontrolling interest and allocated losses to noncontrolling interest for the years ended December 31, 2020, and 2019.

	December 31,
(in millions)	2020	2019
Noncontrolling Interest Capital Contributions
Cash received for the sale of noncontrolling interest to tax equity members	$426	$428
Cash received for the sale of noncontrolling interest to pro rata share members	—	415
Total Noncontrolling Interest Capital Contributions	$426	$843
Noncontrolling Interest Allocation of Income
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	$271	$165
Allocated losses to noncontrolling members based on pro rata shares of ownership	24	12
Total Noncontrolling Interest Allocated Losses	$295	$177
2021 Sale of Minority Interest in Duke Energy Indiana
In January 2021, Duke Energy entered into a definitive agreement providing for the sale of a 19.9% minority interest in Duke Energy Indiana with an affiliate of GIC, Singapore's sovereign wealth fund and an experienced investor in U.S. infrastructure. To facilitate the transaction, Duke Energy will issue and sell membership interests in Duke Energy Indiana Holdco, LLC. a newly created holding company that will own 100% of the issued and outstanding membership interests in Duke Energy Indiana. The transaction will be completed following two closings for an aggregate purchase price of approximately $2 billion. The first closing is expected to be completed in the second quarter of 2021 and Duke Energy will issue and sell 11.1% of the membership interests in exchange for 50% of the purchase price. Under the terms of the agreement, Duke Energy has the discretion to determine the timing of the second closing, but it will occur no later than January 2023. At the second closing, Duke Energy will issue and sell additional membership interests such that GIC will own 19.9% of the membership interests for the remaining 50% of the purchase price. Duke Energy will continue to operate and retain control of Duke Energy Indiana and, therefore, no gain or loss is expected to be recognized in the Consolidated Statements of Operations. Additionally, the transaction will be reflected within Duke Energy Corporations' stockholders' equity as a sale of a noncontrolling interest.
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
Regulatory Accounting
The majority of the Duke Energy Registrants’ operations are subject to price regulation for the sale of electricity and natural gas by state utility commissions or FERC. When prices are set on the basis of specific costs of the regulated operations and an effective franchise is in place such that sufficient natural gas or electric services can be sold to recover those costs, the Duke Energy Registrants apply regulatory accounting. Regulatory accounting changes the timing of the recognition of costs or revenues relative to a company that does not apply regulatory accounting. As a result, regulatory assets and regulatory liabilities are recognized on the Consolidated Balance Sheets. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Regulatory assets are reviewed for recoverability each reporting period. If a regulatory asset is no longer deemed probable of recovery, the deferred cost is charged to earnings. See Note 3 for further information.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

	December 31, 2020			December 31, 2019
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$259	$59	$11	$311	$48	$17
Other	194	39	39	222	39	39
Other Noncurrent Assets
Other	103	102	—	40	39	—
Total cash, cash equivalents and restricted cash	$556	$200	$50	$573	$126	$56
Inventory
Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Inventory is charged to expense or capitalized to property, plant and equipment when issued, primarily using the average cost method. Excess or obsolete inventory is written down to the lower of cost or net realizable value. Once inventory has been written down, it creates a new cost basis for the inventory that is not subsequently written up. Provisions for inventory write-offs were not material at December 31, 2020, and 2019, respectively. The components of inventory are presented in the tables below.

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,312	$785	$999	$673	$325	$78	$307	$12
Coal	561	186	193	131	63	16	165	—
Natural gas, oil and other	294	39	183	107	76	16	1	56
Total inventory	$3,167	$1,010	$1,375	$911	$464	$110	$473	$68

	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,297	$768	$1,038	$686	$351	$79	$318	$5
Coal	586	187	186	138	48	15	198	—
Natural gas, oil and other	349	41	199	110	90	41	1	67
Total inventory	$3,232	$996	$1,423	$934	$489	$135	$517	$72

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Debt and Equity Securities
The Duke Energy Registrants classify investments in equity securities as FV-NI and investments in debt securities as AFS. Both categories are recorded at fair value on the Consolidated Balance Sheets. Realized and unrealized gains and losses on securities classified as FV-NI are reported through net income. Unrealized gains and losses for debt securities classified as AFS are included in AOCI until realized, unless it is determined the carrying value of an investment has a credit loss. For certain investments of regulated operations, such as substantially all of the NDTF, realized and unrealized gains and losses (including any credit losses) on debt securities are recorded as a regulatory asset or liability. The credit loss portion of debt securities of nonregulated operations are included in earnings. Investments in debt and equity securities are classified as either current or noncurrent based on management’s intent and ability to sell these securities, taking into consideration current market liquidity. See Note 15 for further information.
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
Long-Lived Asset Impairments
The Duke Energy Registrants evaluate long-lived assets, excluding goodwill, for impairment when circumstances indicate the carrying value of those assets may not be recoverable. An impairment exists when a long-lived asset’s carrying value exceeds the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. The estimated cash flows may be based on alternative expected outcomes that are probability weighted. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the carrying value of the asset is written down to its then current estimated fair value and an impairment charge is recognized.
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

	Years Ended December 31,
	2020	2019	2018
Duke Energy	3.0%	3.1%	3.0%
Duke Energy Carolinas	2.8%	2.8%	2.8%
Progress Energy	3.2%	3.1%	2.9%
Duke Energy Progress	3.1%	3.1%	2.9%
Duke Energy Florida	3.3%	3.1%	3.0%
Duke Energy Ohio	2.9%	2.6%	2.8%
Duke Energy Indiana	3.5%	3.3%	3.3%
Piedmont	2.3%	2.4%	2.5%
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
Leases
Duke Energy determines if an arrangement is a lease at contract inception based on whether the arrangement involves the use of a physically distinct identified asset and whether Duke Energy has the right to obtain substantially all of the economic benefits from the use of the asset throughout the period as well as the right to direct the use of the asset. As a policy election, Duke Energy does not evaluate arrangements with initial contract terms of less than one year as leases.
Operating leases are included in Operating lease ROU assets, net, Other current liabilities and Operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, Current maturities of long-term debt and Long-Term Debt on the Consolidated Balance Sheets.
For lessee and lessor arrangements, Duke Energy has elected a policy to not separate lease and non-lease components for all asset classes. For lessor arrangements, lease and non-lease components are only combined under one arrangement and accounted for under the lease accounting framework if the non-lease components are not the predominant component of the arrangement and the lease component would be classified as an operating lease.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Accounts Payable
During 2020, Duke Energy established a supply chain finance program (the “program”) with a global financial institution. The program is voluntary and allows Duke Energy suppliers, at their sole discretion, to sell their receivables from Duke Energy to the financial institution at a rate that leverages Duke Energy’s credit rating and, which may result in favorable terms compared to the rate available to the supplier on their own credit rating. Suppliers participating in the program, determine at their sole discretion which invoices they will sell to the financial institution. Suppliers’ decisions on which invoices are sold do not impact Duke Energy’s payment terms, which are based on commercial terms negotiated between Duke Energy and the supplier regardless of program participation. The commercial terms negotiated between Duke Energy and its suppliers are consistent regardless of whether the supplier elects to participate in the program. Duke Energy does not issue any guarantees with respect to the program and does not participate in negotiations between suppliers and the financial institution. Duke Energy does not have an economic interest in the supplier’s decision to participate in the program and receives no interest, fees or other benefit from the financial institution based on supplier participation in the program.
At December 31, 2020, $15 million, $1 million and $14 million of the outstanding Accounts payable balance for Duke Energy, Duke Energy Ohio and Piedmont, respectively, was sold to the financial institution by our suppliers. Suppliers invoices sold to the financial institution under the program totaled $45 million, $9 million and $36 million for the year ended December 31, 2020, for Duke Energy, Duke Energy Ohio and Piedmont, respectively. All activity related to amounts due to suppliers who elected to participate in the program are included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Preferred Stock
Preferred stock is reviewed to determine the appropriate balance sheet classification and embedded features, such as call options, are evaluated to determine if they should be bifurcated and accounted for separately. Costs directly related to the issuance of preferred stock is recorded as a reduction of the proceeds received. The liability for the dividend is recognized when declared. The accumulated dividends on the cumulative preferred stock is recognized to net income available to Duke Energy Corporation in the EPS calculation. See Note 19 for further information.
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
See Notes 3 and 4 for further information.
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
Guarantees
If necessary, liabilities are recognized at the time of issuance or material modification of a guarantee for the estimated fair value of the obligation it assumes. Fair value is estimated using a probability weighted approach. The obligation is reduced over the term of the guarantee or related contract in a systematic and rational method as risk is reduced. Duke Energy recognizes a liability for the best estimate of its loss due to the nonperformance of the guaranteed party. This liability is recognized at the inception of a guarantee and is updated periodically. See Note 7 for further information.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Income Taxes
Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns. The Subsidiary Registrants are parties to a tax-sharing agreement with Duke Energy. Income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. Deferred income taxes have been provided for temporary differences between GAAP and tax bases of assets and liabilities because the differences create taxable or tax-deductible amounts for future periods. ITCs associated with regulated operations are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties. For ITCs associated with nonregulated operations see “Accounting for Renewable Energy Tax Credits.”
Accumulated deferred income taxes are valued using the enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. In the event of a change in tax rates, deferred tax assets and liabilities are remeasured as of the enactment date of the new rate. To the extent that the change in the value of the deferred tax represents an obligation to customers, the impact of the remeasurement is deferred to a regulatory liability. Remaining impacts are recorded in income from continuing operations. Duke Energy's results of operations could be impacted if the estimate of the tax effect of reversing temporary differences is not reflective of actual outcomes, is modified to reflect new developments or interpretations of the tax law, revised to incorporate new accounting principles, or changes in the expected timing or manner of a reversal.
Tax-related interest and penalties are recorded in Interest Expense and Other Income and Expenses, net in the Consolidated Statements of Operations.
See Note 23 for further information.
Accounting for Renewable Energy Tax Credits
When Duke Energy receives ITCs on wind or solar facilities associated with its nonregulated operations, it reduces the basis of the property recorded on the Consolidated Balance Sheets by the amount of the ITC and, therefore, the ITC benefit is ultimately recognized in the statement of operations through reduced depreciation expense. Additionally, certain tax credits and government grants result in an initial tax depreciable base in excess of the book carrying value by an amount equal to one half of the ITC. Deferred tax benefits are recorded as a reduction to income tax expense in the period that the basis difference is created.
When Duke Energy receives ITCs on wind or solar facilities associated with its regulated operations, the ITC is deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties.
Duke Energy receives PTCs on wind facilities that are recognized as electricity is produced and records related amounts as a reduction of income tax expense.
Excise Taxes
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Taxes for which Duke Energy operates merely as a collection agent for the state and local government are accounted for on a net basis. Excise taxes accounted for on a gross basis within both Operating Revenues and Property and other taxes in the Consolidated Statements of Operations were as follows.

	Years Ended December 31,
(in millions)	2020	2019	2018
Duke Energy	$415	$421	$405
Duke Energy Carolinas	43	39	35
Progress Energy	249	256	241
Duke Energy Progress	26	21	19
Duke Energy Florida	223	235	222
Duke Energy Ohio	96	101	105
Duke Energy Indiana	25	23	22
Piedmont	2	2	2
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any current legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, if Duke Energy were to defer dividend payments on the preferred stock, the declaration of common stock dividends would be prohibited. See Note 19 for more information. Additionally, as further described in Note 3, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Indiana and Piedmont have restrictions on paying dividends or otherwise advancing funds to Duke Energy due to conditions established by regulators in conjunction with merger transaction approvals. At December 31, 2020, and 2019, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.
New Accounting Standards
The following new accounting standard was adopted by Duke Energy Registrants in 2020.
Credit Losses. In June 2016, the FASB issued new accounting guidance for credit losses. Duke Energy adopted the new accounting guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year results. Duke Energy did not adopt any practical expedients.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Duke Energy recorded cumulative effects of changes in accounting principles related to the adoption of new credit loss standard, for allowances and credit losses of trade and other receivables, insurance receivables and financial guarantees. These amounts are included in the Condensed Consolidated Balance Sheets in Receivables, Receivables of VIEs, Other Noncurrent Assets and Other Noncurrent Liabilities. See Notes 7 and 18 for more information.
Duke Energy recorded an adjustment for the cumulative effect of a change in accounting principle due to the adoption of this standard on January 1, 2020, as shown in the table below:

December 31, 2020
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Piedmont
Total pretax impact to Retained Earnings	$120	$16	$2	$1	$1	$1
The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of December 31, 2020.
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Year Ended December 31, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$21,687	$1,653	$502	$23,842	$26	$—	$23,868
Intersegment Revenues	33	95	—	128	71	(199)	—
Total Revenues	$21,720	$1,748	$502	$23,970	$97	$(199)	$23,868
Interest Expense	$1,320	$135	$66	$1,521	$657	$(16)	$2,162
Depreciation and amortization	4,068	258	199	4,525	209	(29)	4,705
Equity in earnings (losses) of unconsolidated affiliates	(1)	(2,017)	—	(2,018)	13	—	(2,005)
Income tax expense (benefit)	340	(349)	(65)	(74)	(162)	—	(236)
Segment income (loss)(a)(b)(c)	2,669	(1,266)	286	1,689	(426)	—	1,263
Less noncontrolling interest							295
Add back preferred stock dividend							107
Income from discontinued operations, net of tax							7
Net income							$1,082
Capital investments expenditures and acquisitions	$7,629	$1,309	$1,219	$10,157	$264	$—	$10,421
Segment assets	138,225	13,849	6,716	158,790	3,598	—	162,388
(a)    Electric Utilities and Infrastructure includes $948 million of Impairment charges and a reversal of $152 million included in Regulated electric operating revenue related to the CCR Settlement Agreement filed with the NCUC. Additionally, Electric Utilities and Infrastructure includes $19 million of Impairment charges related to the Clemson University Combined Heat and Power Plant, $5 million of Impairment charges related to the gas pipeline assets and $16 million of shareholder contributions within Operations, maintenance and other related to Duke Energy Carolinas' and Duke Energy Progress' 2019 North Carolina rate cases. See Note 3 for additional information.
(b)    Gas Utilities and Infrastructure includes $2.1 billion recorded within Equity in (losses) earnings of unconsolidated affiliates and $7 million of Impairment charges related to gas pipeline investments. See Notes 3 and 12 for additional information.
(c)    Other includes a $98 million reversal of 2018 severance costs due to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case. See Note 3 and 20 for additional information.

	Year Ended December 31, 2019
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$22,798	$1,770	$487	$25,055	$24	$—	$25,079
Intersegment Revenues	33	96	—	129	71	(200)	—
Total Revenues	$22,831	$1,866	$487	$25,184	$95	$(200)	$25,079
Interest Expense	$1,345	$117	$95	$1,557	$705	$(58)	$2,204
Depreciation and amortization	3,951	256	168	4,375	178	(5)	4,548
Equity in earnings (losses) of unconsolidated affiliates	9	114	(4)	119	43	—	162
Income tax expense (benefit)	785	22	(115)	692	(173)	—	519
Segment income (loss)(a)(b)	3,536	432	198	4,166	(452)	—	3,714
Less noncontrolling interest							177
Add back preferred stock dividend							41
Loss from discontinued operations, net of tax							(7)
Net income							$3,571
Capital investments expenditures and acquisitions	$8,263	$1,539	$1,423	$11,225	$221	$—	$11,446
Segment assets	135,561	13,921	6,020	155,502	3,148	188	158,838
(a)    Electric Utilities and Infrastructure includes a $27 million reduction of a prior year impairment at Citrus County CC related to the plant's cost cap. See Note 3 for additional information.
(b)    Gas Utilities and Infrastructure includes an after-tax impairment charge of $19 million for the remaining investment in Constitution. See Note 12 for additional information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2018
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$22,242	$1,783	$477	$24,502	$19	$—	$24,521
Intersegment Revenues	31	98	—	129	70	(199)	—
Total Revenues	$22,273	$1,881	$477	$24,631	$89	$(199)	$24,521
Interest Expense	$1,288	$106	$88	$1,482	$657	$(45)	$2,094
Depreciation and amortization	3,523	245	155	3,923	152	(1)	4,074
Equity in earnings (losses) of unconsolidated affiliates	5	27	(1)	31	52	—	83
Income tax expense (benefit)(a)	799	78	(147)	730	(282)	—	448
Segment income (loss)(b)(c)(d)(e)	3,058	274	9	3,341	(694)	—	2,647
Less noncontrolling interest							22
Income from discontinued operations, net of tax							19
Net income							$2,644
Capital investments expenditures and acquisitions	$8,086	$1,133	$193	$9,412	$256	$—	$9,668
Segment assets	125,364	12,361	4,204	141,929	3,275	188	145,392
(a)    All segments include adjustments to the December 31, 2017, estimate of the income tax effects of the Tax Act. Electric Utilities and Infrastructure includes a $24 million expense, Gas Utilities and Infrastructure includes a $1 million expense, Commercial Renewables includes a $3 million benefit and Other includes a $2 million benefit. See Note 23 for additional information.
(b)    Electric Utilities and Infrastructure includes after-tax regulatory and legislative impairment charges of $202 million related to rate case orders, settlements or other actions of regulators or legislative bodies and an after-tax impairment charge of $46 million related to the Citrus County CC at Duke Energy Florida. See Note 3 for additional information.
(c)    Gas Utilities and Infrastructure includes an after-tax impairment charge of $42 million for the investment in Constitution. See Note 12 for additional information.
(d)    Commercial Renewables includes an impairment charge of $91 million, net of $2 million Noncontrolling interests, related to goodwill. See Note 11 for additional information.
(e)    Other includes $65 million of after-tax costs to achieve the Piedmont merger, $144 million of after-tax severance charges related to a companywide initiative and an $82 million after-tax loss on the sale of Beckjord described below. For additional information, see Note 1 for the Piedmont merger and Note 20 for severance charges.
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
Major Customers
For the year ended December 31, 2020, revenues from one customer of Duke Energy Progress are $553 million. Duke Energy Progress has one reportable segment, Electric Utilities and Infrastructure. No other Subsidiary Registrant has an individual customer representing more than 10% of its revenues.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Products and Services
The following table summarizes revenues of the reportable segments by type.

	Retail	Wholesale	Retail		Total
(in millions)	Electric	Electric	Natural Gas	Other	Revenues
2020
Electric Utilities and Infrastructure	$18,898	$1,878	$—	$944	$21,720
Gas Utilities and Infrastructure	—	—	1,691	57	1,748
Commercial Renewables	—	434	—	68	502
Total Reportable Segments	$18,898	$2,312	$1,691	$1,069	$23,970
2019
Electric Utilities and Infrastructure	$19,745	$2,231	$—	$855	$22,831
Gas Utilities and Infrastructure	—	—	1,782	84	1,866
Commercial Renewables	—	389	—	98	487
Total Reportable Segments	$19,745	$2,620	$1,782	$1,037	$25,184
2018
Electric Utilities and Infrastructure	$19,013	$2,345	$—	$915	$22,273
Gas Utilities and Infrastructure	—	—	1,817	64	1,881
Commercial Renewables	—	375	—	102	477
Total Reportable Segments	$19,013	$2,720	$1,817	$1,081	$24,631
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
All Duke Energy Ohio assets and revenues from continuing operations are within the U.S.

	Year Ended December 31, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,405	$453	$1,858	$—	$—	$1,858
Interest expense	$85	$17	$102	$—	$—	$102
Depreciation and amortization	200	78	278	—	—	278
Income tax expense (benefit)	19	26	45	(2)	—	43
Segment income (loss)/Net income	162	96	258	(6)	—	252
Capital expenditures	$548	$286	$834	$—	$—	$834
Segment assets	6,615	3,380	9,995	32	(2)	10,025

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,456	$484	$1,940	$—	$—	$1,940
Interest expense	$80	$29	$109	$—	$—	$109
Depreciation and amortization	182	83	265	—	—	265
Income tax expense (benefit)	20	21	41	(1)	—	40
Segment income (loss)	159	85	244	(5)	—	239
Loss from discontinued operations, net of tax						(1)
Net income						$238
Capital expenditures	$680	$272	$952	$—	$—	$952
Segment assets	6,188	3,116	9,304	34	—	9,338

	Year Ended December 31, 2018
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,450	$506	$1,956	$1	$—	$1,957
Interest expense	$67	$24	$91	$1	$—	$92
Depreciation and amortization	183	85	268	—	—	268
Income tax expense (benefit)	47	24	71	(28)	—	43
Segment income (loss)/Net Income(a)	186	93	279	(103)	—	176
Capital expenditures	$655	$172	$827	$—	$—	$827
Segment assets	5,643	2,874	8,517	38	—	8,555
(a)    Other includes the loss on the sale of Beckjord, see discussion above.
3. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
The Duke Energy Registrants record regulatory assets and liabilities that result from the ratemaking process. See Note 1 for further information.

FINANCIAL STATEMENTS	REGULATORY MATTERS
The following tables present the regulatory assets and liabilities recorded on the Consolidated Balance Sheets of Duke Energy and Progress Energy. See separate tables below for balances by individual registrant.

	Duke Energy		Progress Energy
	December 31,		December 31,
(in millions)	2020	2019	2020	2019
Regulatory Assets
AROs – coal ash	$3,408	$4,084	$1,357	$1,843
AROs – nuclear and other	754	739	685	668
Accrued pension and OPEB	2,317	2,391	875	897
Storm cost deferrals	1,102	1,399	893	1,214
Nuclear asset securitized balance, net	991	1,042	991	1,042
Debt fair value adjustment	950	1,019	—	—
Retired generation facilities	417	331	363	266
Post-in-service carrying costs (PISCC) and deferred operating expenses	402	329	51	33
Deferred asset – Lee and Harris COLA	356	388	32	38
Hedge costs deferrals	351	356	148	129
Advanced metering infrastructure (AMI)	311	338	102	114
Demand side management (DSM)/Energy Efficiency (EE)	288	343	241	241
Vacation accrual	221	214	42	41
Deferred fuel and purchased power	213	528	162	305
COR settlement	128	133	33	35
NCEMPA deferrals	124	72	124	72
Nuclear deferral	123	107	35	40
Derivatives – natural gas supply contracts	122	117	—	—
CEP deferral	117	76	—	—
Amounts due from customers	110	36	—	—
Qualifying facility contract buyouts	107	121	107	121
Customer connect project	105	65	55	37
Manufactured gas plant (MGP)	104	102	—	—
ABSAT, coal ash basin closure	98	65	27	15
Deferred pipeline integrity costs	92	79	—	—
Deferred severance charges	86	—	29	—
Incremental COVID-19 expenses	76	—	23	—
Other	589	544	158	141
Total regulatory assets	14,062	15,018	6,533	7,292
Less: current portion	1,641	1,796	758	946
Total noncurrent regulatory assets	$12,421	$13,222	$5,775	$6,346
Regulatory Liabilities
Net regulatory liability related to income taxes	$7,368	$7,872	$2,411	$2,595
Costs of removal	5,883	5,756	2,666	2,561
AROs – nuclear and other	1,512	1,100	—	—
Provision for rate refunds	344	370	123	123
Accrued pension and OPEB	177	176	—	—
Amounts to be refunded to customers	51	34	—	—
Deferred fuel and purchased power	18	1	—	1
Other	1,053	739	491	275
Total regulatory liabilities	16,406	16,048	5,691	5,555
Less: current portion	1,377	784	640	330
Total noncurrent regulatory liabilities	$15,029	$15,264	$5,051	$5,225
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
Hedge costs deferrals. Amounts relate to unrealized gains and losses on derivatives recorded as a regulatory asset or liability, respectively, until the contracts are settled.
AMI. Represents deferred costs related to the installation of AMI meters and remaining net book value of non-AMI meters to be replaced at Duke Energy Carolinas, net book value of existing meters at Duke Energy Florida, Duke Energy Progress and Duke Energy Ohio and future recovery of net book value of electromechanical meters that have been replaced with AMI meters at Duke Energy Indiana.
DSM/EE. Deferred costs related to various DSM and EE programs recoverable through various mechanisms.
Vacation accrual. Represents vacation entitlement, which is generally recovered in the following year.
Deferred fuel and purchased power. Represents certain energy-related costs that are recoverable or refundable as approved by the applicable regulatory body.
COR settlement. Represents approved COR settlements that are being amortized over the average remaining lives, at the time of approval, of the associated assets.
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
CEP deferral. Represents deferred depreciation, PISCC and deferred property tax for Duke Energy Ohio Gas capital assets for the Capital Expenditure Program (CEP).
Amounts due from customers. Relates primarily to margin decoupling and IMR recovery mechanisms.
Qualifying facility contract buyouts. Represents termination payments for regulatory recovery through the capacity clause.
Customer connect project. Represents incremental operating expenses and carrying costs on deferred amounts related to the deployment of the new customer information system known as the Customer Connect Project.
MGP. Represents remediation costs incurred at former MGP sites and the deferral of costs to be incurred at Duke Energy Ohio's East End and West End sites.
ABSAT, coal ash basin closure. Represents deferred depreciation and returns associated with Ash Basin Strategic Action Team (ABSAT) capital assets related to converting the ash handling system from wet to dry.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Deferred pipeline integrity costs. Represents pipeline integrity management costs in compliance with federal regulations recovered through a rider mechanism.
Deferred severance charges. Represents costs incurred for employees separation from Duke Energy.
Incremental COVID-19 expenses. Represents incremental costs related to ensuring continuity and quality of service in a safe manner during the COVID-19 pandemic.
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
Provisions for rate refunds. Represents estimated amounts due to customers based on recording interim rates subject to refund.
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
Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2020.
Duke Energy Indiana has certain dividend restrictions as a result of the agreement entered in January 2021 to sell a minority interest to GIC. Duke Energy Indiana will not declare a dividend prior to the first closing, which is expected to be completed in the second quarter of 2021, and will declare dividends between the first closing and the second closing, which is required to be completed no later than January 2023, in accordance with the sale agreement. See additional information in Note 1.
Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.
The restrictions discussed below were not a material amount of Duke Energy's and Progress Energy's net assets at December 31, 2020.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Duke Energy Carolinas and Duke Energy Progress
2021 Coal Ash Settlement
On January 22, 2021, Duke Energy Carolinas and Duke Energy Progress entered into the Coal Combustion Residuals Settlement Agreement (the “CCR Settlement Agreement”) with the North Carolina Public Staff (Public Staff), the North Carolina Attorney General’s Office and the Sierra Club (collectively, the "Settling Parties"), which was filed with the NCUC on January 25, 2021. The CCR Settlement Agreement resolves all coal ash prudence and cost recovery issues in connection with 2019 rate cases filed by Duke Energy Carolinas and Duke Energy Progress with the NCUC, as well as the equitable sharing issue on remand from the 2017 Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases as a result of the December 11, 2020, North Carolina Supreme Court opinion. The settlement also provides clarity on coal ash cost recovery in North Carolina for Duke Energy Carolinas and Duke Energy Progress through January 2030 and February 2030 (the "Term"), respectively.
Duke Energy Carolinas and Duke Energy Progress agreed not to seek recovery of approximately $1 billion of systemwide deferred coal ash expenditures, but will retain the ability to earn a debt and equity return during the amortization period, which shall be five years in the pending 2019 North Carolina rate cases and will be set by the NCUC in future rate case proceedings. The equity return and the amortization period on deferred coal ash costs under the 2017 Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases will remain unaffected. The equity return on deferred coal ash costs under the 2019 North Carolina rate cases and future rate cases in North Carolina will be set at 150 basis points lower than the authorized return on equity then in effect, with a capital structure composed of 48% debt and 52% equity. Duke Energy Carolinas and Duke Energy Progress retain the ability to earn a full WACC return during the deferral period, which is the period from when costs are incurred until they are recovered in rates.
The Settling Parties agreed that execution by Duke Energy Carolinas and Duke Energy Progress of a settlement agreement between themselves and the NCDEQ dated December 31, 2019, (the “DEQ Settlement”) and the coal ash management plans included therein or subsequently approved by DEQ are reasonable and prudent. The Settling Parties retain the right to challenge the reasonableness and prudence of actions taken by Duke Energy Carolinas and Duke Energy Progress and costs incurred to implement the scope of work agreed upon in the DEQ Settlement, after February 1, 2020, and March 1, 2020, for Duke Energy Carolinas and Duke Energy Progress, respectively. The Settling Parties further agreed to waive rights through the Term to challenge the reasonableness or prudence of Duke Energy Carolinas’ and Duke Energy Progress’ historical coal ash management practices, and to waive the right to assert any arguments that future coal ash costs, including financing costs, shall be shared between either company and customers through equitable sharing or any other rate base or return adjustment that shares the revenue requirement burden of coal ash costs not otherwise disallowed due to imprudence.
The Settling Parties agreed to a sharing arrangement for future coal ash insurance litigation proceeds between Duke Energy Carolinas and Duke Energy Progress and North Carolina customers, if achieved.
The settlement is subject to the review and approval of the NCUC. The Settling Parties requested an expedited review by the NCUC and anticipate an order on the pending 2019 North Carolina rate cases for Duke Energy Carolinas and Duke Energy Progress by the second quarter of 2021. On January 29, 2021, Duke Energy Carolinas and Duke Energy Progress filed joint motions with the Settling Parties seeking approval of the CCR Settlement Agreement, along with supporting testimony and exhibits from Duke Energy Carolinas and Duke Energy Progress. On February 5, 2021, the Public Staff filed testimony and exhibits supporting the CCR Settlement Agreement.
As a result of the CCR Settlement Agreement, Duke Energy Carolinas and Duke Energy Progress recorded a pretax charge of approximately $454 million and $494 million, respectively, in the fourth quarter of 2020 to Impairment charges and a reversal of approximately $50 million and $102 million, respectively, to Regulated electric operating revenues on the respective Consolidated Statements of Operations.
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
Duke Energy Carolinas and Duke Energy Progress filed a joint petition on August 7, 2020, with the NCUC for deferral treatment of incremental costs and waived customer fees due to the COVID-19 pandemic. Comments on the joint petition were filed on November 5, 2020, and reply comments were filed on November 30, 2020. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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
On May 13, 2020, the ORS filed a letter with the PSCSC that included a request from Governor McMaster that utilities proceed with developing and implementing plans for phasing in normal business operations. On May 14, 2020, the PSCSC conditionally vacated the regulation waivers regarding termination of service and suspension of disconnect fees. Prior to termination, utilities are to refer past-due customers to local organizations for assistance and/or deferred payment arrangements. Duke Energy Carolinas and Duke Energy Progress filed a report on June 30, 2020, as required by PSCSC order, reporting revenue impact, costs and savings related to COVID-19 to date. On August 14, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the PSCSC for approval of an accounting order to defer incremental COVID-19 related costs incurred through June 30, 2020, and for the ongoing months during the duration of the COVID-19 pandemic. The deferral request did not include lost revenues. Updates on cost impacts were filed on September 30, 2020, and included financial impacts through the end of August 2020. On October 16, 2020, the ORS requested the PSCSC delay taking formal action on the deferral request until the ORS and any intervenors complete discovery. The PSCSC issued an order on October 21, 2020, to grant additional time to complete discovery until January 20, 2021, and to establish a procedural schedule. Updates on cost impacts were filed on December 30, 2020, and included financial impacts through November 30, 2020. On January 15, 2021, ORS requested the PSCSC suspend the dates for the ORS report and public hearing. The ORS conferred with the companies regarding the status of the docket, and the parties mutually agreed that recently enacted federal laws addressing COVID-19 aid and recovery should be studied before further action is taken in this docket. On January 27, 2021, the PSCSC voted to grant the ORS request to suspend the virtual public hearing. ORS is to file its report on or before March 29, 2021.
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
2020 North Carolina Storm Securitization Filings
On October 26, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC, as agreed to in partial settlements reached in the 2019 North Carolina Rate Cases for Duke Energy Carolinas and Duke Energy Progress, seeking authorization for the financing of the costs of each utility's storm recovery activities required as a result of Hurricane Florence, Hurricane Michael, Hurricane Dorian and Winter Storm Diego. Specifically, Duke Energy Carolinas and Duke Energy Progress requested that the NCUC find that their storm recovery costs and related financing costs are appropriately financed by debt secured by storm recovery property, and that the Commission issue financing orders by which each utility may accomplish such financing using a securitization structure. On January 27, 2021, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement, which is subject to review and approval of the NCUC, resolving certain accounting issues, including agreement to support an 18- to 20-year bond period. The total revenue requirement over a proposed 20-year bond period for the storm recovery charges is approximately $287 million for Duke Energy Carolinas and $920 million for Duke Energy Progress. A remote evidentiary hearing ended on January 29, 2021, and on February 1, 2021, the NCUC granted a motion by Duke Energy Carolinas and Duke Energy Progress for a temporary 30-day waiver of the 135-day time frame for the NCUC to issue orders on the joint petition, extending the deadline for the NCUC to issue an order to no later than April 9, 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Carolinas
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Carolinas' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2020	2019	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,414	$1,696	(h)	(b)
Accrued pension and OPEB(c)	427	477	Yes	(i)
Storm cost deferrals	205	178	Yes	(b)
Retired generation facilities(c)	11	16	Yes	2023
PISCC(c)	32	33	Yes	(b)
Deferred asset – Lee COLA	324	350		(b)
Hedge costs deferrals(c)	174	198	Yes	2041
AMI	154	166	Yes	(b)
DSM/EE	46	100	(g)	(g)
Vacation accrual	84	80		2021
Deferred fuel and purchased power	42	222	(e)	2022
COR settlement	95	98	Yes	(b)
Nuclear deferral	88	67		2022
Customer connect project	50	28	Yes	(b)
ABSAT, coal ash basin closure	71	50	Yes	(b)
Deferred severance charges	57	—		2022
Incremental COVID-19 expenses	31	—	Yes	(b)
Other	164	151		(b)
Total regulatory assets	3,469	3,910
Less: current portion	473	550
Total noncurrent regulatory assets	$2,996	$3,360
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(d)	$2,874	$3,060		(b)
Costs of removal(c)	1,975	1,936	Yes	(f)
AROs – nuclear and other	1,512	1,100		(b)
Provision for rate refunds(c)	170	175	Yes
Accrued pension and OPEB(c)	32	39	Yes	(i)
Deferred fuel and purchased power	18	—	(e)	2020
Other	427	368		(b)
Total regulatory liabilities	7,008	6,678
Less: current portion	473	255
Total noncurrent regulatory liabilities	$6,535	$6,423
(a)    Regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)    The expected recovery or refund period varies or has not been determined.
(c)     Included in rate base.
(d)    Includes regulatory liabilities related to the change in the federal tax rate as a result of the Tax Act and the change in the North Carolina tax rate, both discussed in Note 23. Portions are included in rate base.
(e)    Pays interest on over-recovered costs in North Carolina. Includes certain purchased power costs in North Carolina and South Carolina and costs of distributed energy in South Carolina.
(f)    Recovered over the life of the associated assets.
(g)    Includes incentives on DSM/EE investments and is recovered through an annual rider mechanism.
(h)    Earns a debt and equity return on coal ash expenditures for North Carolina and South Carolina retail customers as permitted by various regulatory orders.
(i)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.

FINANCIAL STATEMENTS	REGULATORY MATTERS
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million. On February 28, 2018, Duke Energy Carolinas and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included a return on equity of 9.9% and a capital structure of 52% equity and 48% debt. On June 22, 2018, the NCUC issued an order approving the Stipulation of Partial Settlement and requiring a revenue reduction. As a result of the June 22, 2018, order, Duke Energy Carolinas recorded a pretax charge of approximately $150 million to Impairment charges and Operation, maintenance and other on the Consolidated Statements of Operations. The charge was primarily related to the denial of a return on the Lee Nuclear Project and the assessment of a $70 million cost of service penalty by reducing the annual recovery of deferred coal ash costs by $14 million per year over a five-year recovery period.
The North Carolina Attorney General and other parties separately filed Notices of Appeal to the North Carolina Supreme Court. The North Carolina Supreme Court consolidated the Duke Energy Carolinas and Duke Energy Progress appeals. On December 11, 2020, the North Carolina Supreme Court issued an opinion on the consolidated appeals of the 2018 Duke Energy Carolinas and Duke Energy Progress rate case orders which affirmed, in part, and reversed and remanded, in part, the NCUC’s decisions. In the Opinion, the court upheld the NCUC's decision to include coal ash costs in the cost of service, as well as the NCUC’s discretion to allow a return on the unamortized balance of coal ash costs. The court also remanded to the NCUC a single issue to consider the assessment of support for the Public Staff’s equitable sharing argument. In response to a NCUC order seeking comments on the proposed procedure on remand, on January 11, 2021, Duke Energy Carolinas, Duke Energy Progress, the Public Staff, the North Carolina Attorney General, Sierra Club and Carolina Industrial Group for Fair Utility Rates II and III filed joint comments proposing that the NCUC not hold additional evidentiary hearings, but instead rely upon existing records in the 2017 North Carolina rate cases, or in the alternative the records in the 2019 North Carolina rate cases, in deciding the issue on remand. On January 22, 2021, Duke Energy Carolinas and Duke Energy Progress entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021. For information on a proposed settlement pending before the NCUC, see "2021 Coal Ash Settlement." Duke Energy Carolinas cannot predict the outcome of this matter.
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
On March 25, 2020, Duke Energy Carolinas and the Public Staff filed an Agreement and Stipulation of Partial Settlement, which is subject to review and approval of the NCUC, resolving certain issues in the base rate proceeding. Major components of the settlement included:
•Removal of deferred storm costs from the rate case;
•Filing a petition seeking to securitize the deferred storm costs within 120 days of a commission order in this rate case regarding the reasonableness and prudency of the storm costs;
•Agreement of certain assumptions to demonstrate the quantifiable benefits to customers of a securitization financing; and
•Agreement on certain accounting matters, including recovery of employee incentives, severance, aviation costs and executive compensation.
On May 6, 2020, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed a joint motion requesting that the NCUC issue an order scheduling one consolidated evidentiary hearing to consider the companies’ applications for net rate increases. On June 17, 2020, the NCUC issued an order adopting procedures for the expert witness hearings to take place in three phases: (1) a hearing on issues common to both rate cases conducted remotely; (2) a hearing on Duke Energy Carolinas specific rate case issues, followed immediately by; (3) a hearing on Duke Energy Progress specific rate case issues. On July 24, 2020, Duke Energy Carolinas filed its request for approval of its notice to customers required to implement temporary rates. On July 27, 2020, Duke Energy Carolinas filed a joint motion with Duke Energy Progress and the Public Staff notifying the Commission that the parties reached a joint partial settlement with the Public Staff. Also, on July 27, 2020, Duke Energy Carolinas filed a letter stating that it intended to update its temporary rates calculation to reflect the terms of the partial settlement.
On July 31, 2020, Duke Energy Carolinas and the Public Staff filed a Second Agreement and Stipulation of Partial Settlement (Second Partial Settlement), which is subject to review and approval of the NCUC, resolving certain remaining issues in the base rate proceeding. Major components of the Second Partial Settlement included:
•A return on equity of 9.6% and a capital structure of 52% equity and 48% debt;
•Agreement on amortization over a five-year period for unprotected federal EDIT flowbacks to customers;
•Agreement on the inclusion of plant in service and other revenue requirement updates through May 31, 2020, subject to Public Staff review. Annual revenue requirement associated with the May 31 update is estimated at $45 million; and
•Settlement to allow the deferral of costs for certain grid projects placed in service between June 1, 2020, and December 31, 2022, totaling $0.8 billion.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
The Duke Energy Carolinas evidentiary hearing concluded on September 18, 2020, and post-hearing filings were made with the NCUC from all parties by November 4, 2020. On January 22, 2021, Duke Energy Carolinas and Duke Energy Progress entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021. Duke Energy Carolinas expects the NCUC to issue an order on its net rate increase by the second quarter of 2021. For information on a proposed settlement pending before the NCUC, see "2021 Coal Ash Settlement." Duke Energy Carolinas cannot predict the outcome of this matter.
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
After hearings in March 2019, the PSCSC issued an order on May 21, 2019, which included a return on equity of 9.5% and a capital structure of 53% equity and 47% debt. The order also included the following material components:
•Approval of cancellation of the Lee Nuclear Project, with Duke Energy Carolinas maintaining the Combined Operating License;
•Approval of recovery of $125 million (South Carolina retail portion) of Lee Nuclear Project development costs (including AFUDC through December 2017) over a 12-year period, but denial of a return on the deferred balance of costs;
•Approval of recovery of $96 million of coal ash costs over a five-year period with a return at Duke Energy Carolinas' WACC;
•Denial of recovery of $115 million of certain coal ash costs deemed to be related to the Coal Ash Act and incremental to the federal CCR rule;
•Approval of a $66 million decrease to base rates to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35% to 21%;
•Approval of a $45 million decrease through the EDIT Rider to return EDIT resulting from the federal tax rate change and deferred revenues since January 2018 related to the change, to be returned in accordance with the Average Rate Assumption Method (ARAM) for protected EDIT, over a 20-year period for unprotected EDIT associated with Property, Plant and Equipment, over a five-year period for unprotected EDIT not associated with Property, Plant and Equipment and over a five-year period for the deferred revenues; and
•Approval of a $17 million decrease through the EDIT Rider related to reductions in the North Carolina state income tax rate from 6.9% to 2.5% to be returned over a five-year period.
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Carolinas filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Carolinas were prejudiced by unlawful, arbitrary and capricious rulings by the PSCSC on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Carolinas' request to rehear or reconsider the Commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses. An order detailing the Commission's decision in the Directive was issued on October 18, 2019. Duke Energy Carolinas filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. On November 20, 2019, the South Carolina Energy Users Committee filed a Notice of Appeal and the ORS filed a Notice of Cross Appeal with the Supreme Court of South Carolina. On February 12, 2020, Duke Energy Carolinas and the ORS filed a joint motion to extend briefing schedule deadlines, which was approved by the Supreme Court of South Carolina on February 20, 2020. On March 10, 2020, the ORS filed a consent motion requesting withdrawal of their appeal, which was granted by the Supreme Court of South Carolina on April 30, 2020. Initial briefs were filed on April 21, 2020, which included the South Carolina Energy User's Committee brief arguing that the PSCSC erred in allowing Duke Energy Carolinas' recovery of costs related to the Lee Nuclear Station. Response briefs were filed on July 6, 2020, and reply briefs were filed on August 11, 2020. Oral arguments have not yet been scheduled by the Supreme Court of South Carolina. Based on legal analysis and the filing of the appeal, Duke Energy Carolinas has not recorded an adjustment for its deferred coal ash costs in this matter. Duke Energy Carolinas cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Progress
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Progress' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2020	2019	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,347	$1,834	(h)	(b)
AROs – nuclear and other	683	509		(c)
Accrued pension and OPEB	393	423		(k)
Storm cost deferrals(d)	785	801	Yes	(b)
Retired generation facilities	189	83	Yes	(b)
PISCC and deferred operating expenses	51	33	Yes	2054
Deferred asset – Harris COLA	32	38		(b)
Hedge costs deferrals	89	85		(b)
AMI	57	61	Yes	(b)
DSM/EE(e)	224	216	(i)	(i)
Vacation accrual	42	41		2021
Deferred fuel and purchased power	158	266	(f)	2022
COR settlement	33	35	Yes	(e)
NCEMPA deferrals	124	72	(g)	2042
Nuclear deferral	35	40		2022
Customer connect project	25	17	Yes	(b)
ABSAT, coal ash basin closure	27	15	Yes	(b)
Deferred severance charges	29	—		2022
Incremental COVID-19 expenses	23	—	Yes	(b)
Other	122	109		(b)
Total regulatory assets	4,468	4,678
Less: current portion	492	526
Total noncurrent regulatory assets	$3,976	$4,152
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(l)	$1,662	$1,802		(b)
Costs of removal	2,666	2,294	Yes	(j)
Provision for rate refunds	123	123	Yes
Other	473	249		(b)
Total regulatory liabilities	4,924	4,468
Less: current portion	530	236
Total noncurrent regulatory liabilities	$4,394	$4,232
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
(l)    Includes regulatory liabilities related to the change in the federal tax rate as a result of the Tax Act and the change in the North Carolina tax rate, both discussed in Note 23. Portions are included in rate base.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
The North Carolina Supreme Court consolidated the Duke Energy Carolinas and Duke Energy Progress appeals. On December 11, 2020, the North Carolina Supreme Court issued an opinion on the consolidated appeals of the 2018 Duke Energy Carolinas and Duke Energy Progress rate case orders which affirmed, in part, and reversed and remanded, in part, the NCUC’s decisions. In the Opinion, the court upheld the NCUC's decision to include coal ash costs in the cost of service, as well as the NCUC’s discretion to allow a return on the unamortized balance of coal ash costs. The court also remanded to the NCUC a single issue to consider the assessment of support for the Public Staff’s equitable sharing argument. In response to a NCUC order seeking comments on the proposed procedure on remand, on January 11, 2021, Duke Energy Carolinas, Duke Energy Progress, the Public Staff, the North Carolina Attorney General, Sierra Club and Carolina Industrial Group for Fair Utility Rates II and III filed joint comments proposing that the NCUC not hold additional evidentiary hearings, but instead rely upon existing records in the 2017 North Carolina rate cases or in the alternative the records in the 2019 North Carolina rate cases, in deciding the issue on remand. On January 22, 2021, Duke Energy Progress and Duke Energy Carolinas entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021. For information on the proposed settlement pending before the NCUC, see "2021 Coal Ash Settlement." Duke Energy Progress cannot predict the outcome of this matter.
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
On June 2, 2020, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement, which is subject to review and approval of the NCUC, resolving certain issues in the base rate proceeding. Major components of the settlement included:
•Removal of deferred storm costs from the rate case;
•Filing a petition seeking to securitize the deferred storm costs within 120 days of a commission order in this rate case regarding the reasonableness and prudency of the storm costs;
•Agreement of certain assumptions to demonstrate the quantifiable benefits to customers of a securitization financing;
•Agreement that the Asheville CC project is complete and in service and agreement on the amount to be included in rate base; and
•Agreement on certain accounting matters, including recovery of employee incentives, severance, aviation costs and executive compensation.
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
On July 31, 2020, Duke Energy Progress and the Public Staff filed a Second Agreement and Stipulation of Partial Settlement (Second Partial Settlement), which is subject to review and approval of the NCUC, resolving certain remaining issues in the base rate proceeding. Major components of the Second Partial Settlement included:
•A return on equity of 9.6% and a capital structure of 52% equity and 48% debt;
•Agreement on amortization over a five-year period for unprotected federal EDIT flowbacks to customers;
•Agreement on the inclusion of plant in service and other revenue requirement updates through May 31, 2020, subject to Public Staff review. Annual revenue requirement associated with the May 31 update is estimated at $25 million; and
•Settlement to allow the deferral of costs for certain grid projects placed in service between June 1, 2020, and December 31, 2022, of $0.5 billion.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
The Duke Energy Progress evidentiary hearing concluded on October 6, 2020, and post-hearing filings were filed with the NCUC from all parties by December 4, 2020. On January 22, 2021, Duke Energy Progress and Duke Energy Carolinas entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021. Duke Energy Progress expects the NCUC to issue an order on its net rate increase by the second quarter of 2021. For information on a proposed settlement pending before the NCUC, see "2021 Coal Ash Settlement." Duke Energy Progress cannot predict the outcome of this matter.
Hurricane Dorian
Hurricane Dorian reached the Carolinas in September 2019 as a Category 2 hurricane making landfall within Duke Energy Progress’ service territory. Total estimated incremental operation and maintenance expenses incurred to repair and restore the system are approximately $168 million with an additional $4 million in capital investments made for restoration efforts. Approximately $145 million and $179 million of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2020, and December 31, 2019, respectively. A request for an accounting order to defer incremental storm costs associated with Hurricane Dorian was included in Duke Energy Progress' October 30, 2019, general rate case filing with the NCUC. Terms of the June 2, 2020, Agreement and Stipulation of Partial Settlement removed incremental storm costs from the general rate case. A petition seeking to securitize these costs, along with costs from Hurricane Florence, Hurricane Michael and Winter Storm Diego, was filed on October 26, 2020, with the NCUC. For information on the securitization filing, see "2020 North Carolina Storm Securitization Filings." Duke Energy Progress cannot predict the outcome of this matter.
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
After hearings in April 2019, the PSCSC issued an order on May 21, 2019, which included a return on equity of 9.5% and a capital structure of 53% equity and 47% debt. The order also included the following material components:
•Approval of recovery of $4 million of coal ash costs over a five-year period with a return at Duke Energy Progress' WACC;
•Denial of recovery of $65 million of certain coal ash costs deemed to be related to the Coal Ash Act and incremental to the federal CCR rule;
•Approval of a $17 million decrease to base rates to reflect the change in ongoing tax expense, primarily the reduction in the federal income tax rate from 35% to 21%;
•Approval of a $12 million decrease through the EDIT Tax Savings Rider resulting from the federal tax rate change and deferred revenues since January 2018 related to the change, to be returned in accordance with ARAM for protected EDIT, over a 20-year period for unprotected EDIT associated with Property, Plant and Equipment, over a five-year period for unprotected EDIT not associated with Property, Plant and Equipment and over a three-year period for the deferred revenues; and
•Approval of a $12 million increase due to the expiration of EDIT related to reductions in the North Carolina state income tax rate from 6.9% to 2.5%.

FINANCIAL STATEMENTS	REGULATORY MATTERS
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Progress were prejudiced by unlawful, arbitrary and capricious rulings by the PSCSC on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Progress' request to rehear or reconsider the Commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, return on equity and the recovery of a return on deferred operation and maintenance expenses, but allowing additional litigation-related costs. As a result of the Directive allowing litigation-related costs, customer rates were revised effective July 1, 2019. An order detailing the Commission's decision in the Directive was issued on October 18, 2019. Duke Energy Progress filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. The ORS filed a Notice of Cross Appeal on November 20, 2019. On February 12, 2020, Duke Energy Progress and the ORS filed a joint motion to extend briefing schedule deadlines, which was approved by the Supreme Court of South Carolina on February 20, 2020. On March 10, 2020, the ORS filed a consent motion requesting withdrawal of their appeal, which was granted by the Supreme Court of South Carolina on April 30, 2020. Initial briefs were filed on April 21, 2020. Response briefs were filed on July 6, 2020, and reply briefs were filed on August 11, 2020. Oral arguments have not yet been scheduled by the Supreme Court of South Carolina. Based on legal analysis and the filing of the appeal, Duke Energy Progress has not recorded an adjustment for its deferred coal ash costs in this matter. Duke Energy Progress cannot predict the outcome of this matter.
Western Carolinas Modernization Plan
Duke Energy Progress retired the 376-MW Asheville coal-fired plant on January 29, 2020, at which time the net book value, including associated ash basin closure costs, of $214 million was transferred from Generation facilities to be retired, net to Regulatory assets within Current Assets and Other Noncurrent Assets on the Consolidated Balance Sheets.
On December 27, 2019, Asheville Combined Cycle Unit 5 Combustion Turbine and Unit 6 Steam Turbine Generator and the common systems that serve combined cycle units went into commercial operation. Duke Energy Progress placed the Unit 7 Combustion Turbine into commercial operation in simple-cycle mode on January 15, 2020. The Unit 8 Steam Turbine Generator went into commercial operation on April 5, 2020. On June 2, 2020, Duke Energy Progress filed a request with the PSCSC for an accounting order for the deferral of post-in-service costs incurred in connection with the addition of the Asheville combined-cycle generating plant. The petition requested the PSCSC issue an accounting order authorizing Duke Energy Progress to defer post-in-service costs including the Asheville combined-cycle’s depreciation expense, property taxes, incremental operations and maintenance expenses and carrying costs at WACC of approximately $8 million annually. On June 17, 2020, the PSCSC voted to approve the petition and issued its final order on July 6, 2020.
On October 8, 2018, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Hot Springs Microgrid Solar and Battery Storage Facility, which was approved with certain conditions on May 10, 2019. A hearing to update the NCUC on the status of the project was held on March 5, 2020. Construction began in May 2020 with commercial operation expected to begin in October 2021.
On July 27, 2020, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Woodfin Solar Facility, a 5-MW solar generating facility to be constructed on a closed landfill in Buncombe County. The expert hearing was held on November 18, 2020. Duke Energy Progress cannot predict the outcome of this matter.
FERC Return on Equity Complaints
On October 11, 2019, NCEMPA filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA), alleging that the 11% stated return on equity (ROE) component contained in the demand formula rate in the Full Requirements Power Purchase Agreement (FRPPA) between NCEMPA and Duke Energy Progress is unjust and unreasonable. On July 16, 2020, the FERC set this matter for hearing and settlement judge procedures and established a refund effective date of October 11, 2019. In its order setting the matter for settlement, the FERC allowed for the consideration of variations to the base transmission-related ROE methodology developed in its Order No. 569-A, through the introduction of “specific facts and circumstances” involving issues specific to the case. It is Duke Energy Progress’ view that, in consideration of the specific facts and circumstances of risks under the provisions of the FRPPA, the stated 11% ROE is just and reasonable. The parties are currently in FERC settlement procedures. Duke Energy Progress cannot predict the outcome of this matter.
On October 16, 2020, NCEMC filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the FPA, alleging that the 11% stated ROE component in the demand formula rate in the Power Supply and Coordination Agreement between NCEMC and Duke Energy Progress is unjust and unreasonable. Under FPA Section 206, the earliest refund effective date that the FERC can establish is the date of the filing of the complaint. Duke Energy Progress responded to the complaint on November 20, 2020, demonstrating that the 11% ROE is just and reasonable for the service provided. The parties have filed additional pleadings. The FERC has not issued an order, and there is no deadline for the FERC to act. Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Florida
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2020	2019	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash(c)	$10	$9		(b)
AROs – nuclear and other(c)	2	159	Yes	(b)
Accrued pension and OPEB(c)	482	474	Yes	(g)
Storm cost deferrals(c)	108	413	(e)	(b)
Nuclear asset securitized balance, net	991	1,042		2036
Retired generation facilities(c)	174	183	Yes	(b)
Hedge costs deferrals	59	44	Yes	2038
AMI(c)	45	53	Yes	2032
DSM/EE(c)	17	25	Yes	2025
Deferred fuel and purchased power	4	39	(f)	2022
Qualifying facility contract buyouts	107	121	Yes	2034
Customer connect project	30	20		2037
Other	35	31	(d)	(b)
Total regulatory assets	2,064	2,613
Less: current portion	265	419
Total noncurrent regulatory assets	$1,799	$2,194
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(c)	$749	$793		(b)
Costs of removal(c)	—	267	(d)	(b)
Deferred fuel and purchased power(c)	—	1	(f)
Other	19	26	(d)	(b)
Total regulatory liabilities	768	1,087
Less: current portion	110	94
Total noncurrent regulatory liabilities	$658	$993
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
COVID-19 Filings
In March 2020, Governor Ron DeSantis directed the State Health Officer of Florida to declare a public health emergency in Florida related to the COVID-19 pandemic. The governor also issued an Executive Order on March 9, 2020, in which he declared a state of emergency in Florida and directed the Director of the Division of Emergency Management to implement the state’s Comprehensive Emergency Management Plan. On March 19, 2020, Duke Energy Florida filed a request to modify its tariff to allow it to waive late fees for customers, and on April 6, 2020, the FPSC issued an order approving the request. Duke Energy Florida had already voluntarily waived reconnect fees and credit card fees and ceased disconnecting customers for nonpayment. On April 2, 2020, Duke Energy Florida filed a petition with the FPSC to accelerate a $78 million fuel cost refund to customers in the month of May 2020. Typically, the refund would be made over the course of 2021. The FPSC approved the petition on April 28, 2020. Duke Energy Florida resumed normal billing practices as of August 24, 2020, with the exception of the billing of late payment charges. Customers were notified of the resumption of normal billing practices, the option of deferred payment arrangements and where to find assistance, if necessary. Service disconnections for nonpayment for residential customers resumed on October 5, 2020.
2021 Settlement Agreement
On January 14, 2021, Duke Energy Florida filed a Settlement Agreement (the “Settlement”) with the FPSC. The parties to the Settlement include Duke Energy Florida, the Office of Public Counsel (OPC), the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PCS Phosphate and NUCOR Steel Florida, Inc. (collectively, the “Parties”).

FINANCIAL STATEMENTS	REGULATORY MATTERS
Pursuant to the Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to a return on equity (“ROE”) band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. Duke Energy Florida will also be able to retain the DOE award of $173 million for spent nuclear fuel, which is expected to be received in 2022, in order to mitigate customer rates over the term of the Settlement. In return, Duke Energy Florida will be able to recognize the $173 million into earnings from 2022 through 2024.
In addition to these terms, the Settlement contains provisions related to the accelerated depreciation of Crystal River Units 4-5, the approval of approximately $1 billion in future investments in new cost effective solar power, the implementation of a new Electric Vehicle Charging Station Program and the deferral and recovery of costs in connection with the implementation of Duke Energy Florida’s Vision Florida program, which explores various emerging non-carbon emitting generation technology, distributed technologies and resiliency projects, among other things. The Settlement also resolves remaining unrecovered storm costs for hurricanes Dorian and Michael.
The Settlement is subject to the review and approval of the FPSC, which may occur in the second quarter of 2021. If the FPSC approves the Settlement, the new rates will be effective January 1, 2022, with subsequent base rate increases effective January 1, 2023, and January 1, 2024. Duke Energy Florida cannot predict the outcome of this matter.
Storm Restoration Cost Recovery
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover $223 million of estimated retail incremental storm restoration costs for Hurricane Michael, consistent with the provisions in the 2017 Settlement, and the FPSC approved the petition on June 11, 2019. The FPSC also approved allowing Duke Energy Florida to use the tax savings resulting from the Tax Act to recover these storm costs in lieu of implementing a storm surcharge. Approved storm costs are currently expected to be fully recovered by approximately year-end 2021. On November 22, 2019, Duke Energy Florida filed a petition for approval of actual retail recoverable storm restoration costs related to Hurricane Michael in the amount of $191 million plus interest. On May 19, 2020, Duke Energy Florida filed a supplemental true up reducing the actual retail recoverable storm restoration costs related to Hurricane Michael by approximately $3 million, resulting in a total request to recover $188 million actual retail recoverable storm restoration costs, plus interest. On November 12, 2020, Duke Energy Florida and OPC requested a 90 day abatement to engage in discussions to narrow the issues being litigated. The Prehearing Officer approved this request on November 16, 2020, and ordered Duke Energy Florida and OPC to update the commission on their discussions by February 12, 2021. Approximately $80 million and $204 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2020, and December 31, 2019, respectively.
Duke Energy Florida filed a petition with the FPSC on December 19, 2019, to recover $169 million of estimated retail incremental storm restoration costs for Hurricane Dorian, consistent with the provisions in the 2017 Settlement and the FPSC approved the petition on February 24, 2020. Approximately $167 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2019, representing recoverable costs under the FPSC’s storm rule and Duke Energy Florida's OATT formula rates. The amount at December 31, 2020 was immaterial. The final actual amount of $145 million was filed on September 30, 2020. Pursuant to the 2021 Settlement Agreement filed for FPSC approval on January 14, 2021, all matters regarding storm cost recovery relating to hurricanes Michael and Dorian have been resolved.
Clean Energy Connection
On July 1, 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program. The program consists of 10 new solar generating facilities with combined capacity of approximately 750 MW. The program allows participants to support cost-effective solar development in Florida by paying a subscription fee based on per kilowatt-subscriptions and receiving a credit on their bill based on the actual generation associated with their portion of the solar portfolio. The estimated cost of the 10 new solar generation facilities is approximately $1 billion over the next four years, and this investment will be included in base rates offset by the revenue from the subscription fees. The credits will be included for recovery in the fuel cost recovery clause. A remote hearing was held on November 17, 2020, and post-hearing briefs were filed with the FPSC from all parties by December 9, 2020. The FPSC voted to approve the program on January 5, 2021, and issued its written order on January 26, 2021.
Crystal River Unit 3 Accelerated Decommissioning Filing
On May 29, 2019, Duke Energy Florida entered into a Decommissioning Services Agreement for the accelerated decommissioning of Crystal River Unit 3 located in Citrus County, Florida, with ADP CR3, LLC and ADP SF1, LLC, each of which is a wholly owned subsidiary of Accelerated Decommissioning Partners, LLC (ADP), a joint venture between NorthStar Group Services, Inc. and Orano USA LLC. The agreement will allow for completion of the decommissioning of Crystal River Unit 3 by 2027, rather than 2074 as originally planned. Duke Energy Florida will also sell and assign the spent nuclear fuel, storage canisters, high-level waste and existing dry spent fuel storage installation and certain related assets, together with certain associated liabilities and obligations to ADP SF1, LLC. Duke Energy Florida expects that the assets of the Nuclear Decommissioning Trust Fund as of December 31, 2020, will be sufficient to cover the contract price. The U.S. Nuclear Regulatory Commission approved the transaction on April 1, 2020, and the FPSC issued an order approving the transaction on August 27, 2020. The transaction closed on October 1, 2020.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Citrus County CC
Construction of the 1,640-MW combined-cycle natural gas plant in Citrus County, Florida, began in October 2015 with an estimated cost of $1.5 billion, including AFUDC. Both units came online in the fourth quarter of 2018. The ultimate cost of the facility was estimated to be $1.6 billion, and Duke Energy Florida recorded Impairment charges on Duke Energy’s Consolidated Statements of Operations of $60 million in the fourth quarter of 2018 for the overrun. In the year ended December 31, 2019, Duke Energy Florida recorded a $36 million reduction to the prior year impairment due to a decrease in the cost estimate of the Citrus County CC, primarily related to the settlement agreement with Fluor, the EPC contractor. This adjustment reduced the estimated cost of the facility to $1.5 billion.
Duke Energy Ohio
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Ohio's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2020	2019	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$22	$16	Yes	(b)
Accrued pension and OPEB	149	155		(g)
Storm cost deferrals	4	7		2023
PISCC and deferred operating expenses(c)	16	17	Yes	2083
Hedge costs deferrals	7	6		(b)
AMI	36	40		(b)
DSM/EE	1	2	(f)	(e)
Vacation accrual	6	5		2021
Deferred fuel and purchased power	—	1		2021
CEP deferral	117	76	Yes	(b)
MGP	104	102		(b)
Deferred pipeline integrity costs	21	17	Yes	(b)
Other	166	154		(b)
Total regulatory assets	649	598
Less: current portion	39	49
Total noncurrent regulatory assets	$610	$549
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$628	$654		(b)
Costs of removal	68	86		(d)
Provision for rate refunds	45	31		(b)
Accrued pension and OPEB	17	16		(g)
Other	55	40		(b)
Total regulatory liabilities	813	827
Less: current portion	65	64
Total noncurrent regulatory liabilities	$748	$763
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio COVID-19 Filings
In response to the COVID-19 pandemic, on March 9, 2020, Governor Mike DeWine declared a state of emergency in the state of Ohio. The PUCO issued an order directing utilities to cease disconnections for nonpayment and waive late payment and reconnection fees and to minimize direct customer contact. The PUCO also directed utilities to maintain flexible payment plans and tariff interpretations to assist customers during this crisis and to seek any regulatory waivers, if necessary. In response, Duke Energy Ohio ceased all disconnections except for safety-related concerns and waived late payment and reconnection fees. On March 19, 2020, Duke Energy Ohio filed its compliance plan with the PUCO and sought waiver of several regulations to minimize direct customer contact. On May 4, 2020, Duke Energy Ohio filed a motion to suspend payment rules to enable proactive outreach to residential customers offering additional options for managing their utility bills. PUCO found the proposal to address the state of emergency and the accompanying waivers reasonable and directed Duke Energy Ohio to work with the PUCO Staff on a comprehensive plan for resumption of activities and operations, to be filed 45 days before resumption of activities. The transition plan to resume normal operations to pre-COVID-19 levels was filed on June 26, 2020, and approved by the PUCO on July 29, 2020. Pursuant to the transition plan, suspended work and activities resumed beginning August 10, 2020, and disconnections resumed on September 8, 2020, for nonresidential customers and October 5, 2020, for residential customers.
On April 16, 2020, Duke Energy Ohio filed an application for a Reasonable Arrangement to temporarily lower the minimum bill for demand-metered commercial and industrial customers. On June 17, 2020, the PUCO denied Duke Energy Ohio's application for a reasonable arrangement and ordered Duke Energy Ohio to work with the PUCO Staff on payment arrangements for impacted nonresidential customers.
On May 11, 2020, Duke Energy Ohio filed with the PUCO a request seeking deferral of incremental costs incurred, as well as specific miscellaneous lost revenues using existing uncollectible riders already in place for both electric and natural gas operations. Duke Energy Ohio would subsequently file for rider recovery at a later date. On June 17, 2020, the PUCO approved Duke Energy Ohio’s deferral application. The Commission denied the accrual of carrying costs and ordered Duke Energy Ohio to also track potential savings experienced as a result of COVID-19.
Duke Energy Kentucky COVID-19
In response to the COVID-19 pandemic, on March 6, 2020, Governor Andy Beshear declared a state of emergency in the commonwealth of Kentucky. The KPSC issued an order directing utilities to cease disconnections for nonpayment and waive late payment fees. The KPSC also directed utilities to maintain flexible payment plans and tariff interpretations to assist customers during this crisis and to seek any regulatory waivers, if necessary. In response, Duke Energy Kentucky ceased all disconnections except for safety-related concerns and waived late payment and reconnection fees. On September 21, 2020, the KPSC issued an order ending the disconnection moratorium for residential and nonresidential customers effective no earlier than October 20, 2020. Utilities are required to offer residential customers a default payment plan for any arrearages accumulated through the October 2020 billing cycle. Assessment of late payment charges for nonresidential customers resumed beginning October 20, 2020, and resumed for residential customers after December 31, 2020. Duke Energy Kentucky is following the order, as clarified on September 30, 2020, by the KPSC.
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
Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application and supporting testimony in March 2017. Duke Energy Ohio requested an estimated annual increase of approximately $15 million and a return on equity of 10.4%. On April 13, 2018, Duke Energy Ohio, along with certain intervenors, filed the Stipulation with the PUCO including a $19 million decrease in annual base distribution revenue with a return on equity unchanged from the current rate of 9.84% based upon a capital structure of 50.75% equity and 49.25% debt. Upon approval of new rates, Duke Energy Ohio's rider for recovering its initial SmartGrid implementation ended as these costs would be recovered through base rates. The Stipulation also renewed 14 existing riders, some of which were included in Duke Energy Ohio's ESP, and added two new riders including the Enhanced Service Reliability Rider to recover vegetation management costs not included in base rates, up to $10 million per year (operation and maintenance only) and the Power Future Initiatives Rider (formerly PowerForward Rider) to recover costs incurred to enhance the customer experience and further transform the grid (operation and maintenance and capital). In addition to the changes in revenue attributable to the Stipulation, Duke Energy Ohio’s capital-related riders, including the Distribution Capital Investments Rider, began to reflect the lower federal income tax rate associated with the Tax Act with updates to customers’ bills beginning April 1, 2018. This change reduced electric revenue by approximately $20 million on an annualized basis. On December 19, 2018, the PUCO approved the Stipulation without material modification. New base rates were implemented effective January 2, 2019. On September 13, 2019, and September 16, 2019, Interstate Gas Supply/Retail Supply Association and the OCC, respectively, filed appeals to the Supreme Court of Ohio claiming the PUCO’s order was in error. On March 13, 2020, the Supreme Court of Ohio dismissed the OCC's appeal. On April 22, 2020, the Supreme Court of Ohio dismissed all remaining appeals of the PUCO's December 19, 2018 order approving the Stipulation. The case has been resolved.

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
On July 23, 2019, House Bill 6 (HB 6) was signed into law that became effective January 1, 2020. Among other things, the bill allows for funding through a rider mechanism referred to as the Clean Air Fund (Rider CAF), of two nuclear generating facilities located in Northern Ohio owned by Energy Harbor (f/k/a FirstEnergy Solutions), repeal of energy efficiency mandates and recovery of prudently incurred costs, net of any revenues, for Ohio investor-owned utilities that are participants under the OVEC power agreement. The recovery is through a non-bypassable rider that replaced any existing recovery mechanism approved by the PUCO and will remain in place through 2030. As such, Duke Energy Ohio created the Legacy Generation Rider (Rider LGR) that replaced Rider PSR effective January 1, 2020. The amounts recoverable from customers are subject to an annual cap, with incremental costs that exceed such cap eligible for deferral and recovery subject to review. See Note 17 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. In July 2020, legislation to repeal HB 6 was proposed in both the Ohio House and Senate, with subsequent hearings to receive witness testimony. On December 21, 2020, the Franklin County Circuit Court issued an injunction against the PUCO’s Order that approved the nuclear plant funding through Rider CAF set to become effective on January 1, 2021. On December 28, 2020, in a separate proceeding, the Ohio Supreme Court, ordered a temporary stay on the implementation of Rider CAF. Duke Energy Ohio is not impacted by any changes in Rider CAF. The General Assembly’s session ended without addressing HB 6. Duke Energy Ohio cannot predict the outcome of this matter.
Tax Act – Ohio
On December 21, 2018, Duke Energy Ohio filed an application to change its base rate tariffs and establish a new rider to implement the benefits of the Tax Act for natural gas customers. Duke Energy Ohio requested commission approval to implement the changes and rider effective April 1, 2019. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. The PUCO established a procedural schedule and testimony was filed on July 31, 2019. An evidentiary hearing occurred on August 7, 2019. Initial briefs were filed on September 11, 2019. Reply briefs were filed on September 25, 2019. Duke Energy Ohio cannot predict the outcome of this matter.
Energy Efficiency Cost Recovery
On February 26, 2020, the PUCO issued an order directing utilities to wind down their demand-side management programs by September 30, 2020, and to terminate the programs by December 31, 2020, in response to changes in Ohio law that eliminated Ohio's energy efficiency mandates. On March 27, 2020, Duke Energy Ohio filed an Application for Rehearing seeking clarification on the final true up and reconciliation process after 2020. On April 22, 2020, the PUCO granted rehearing for further consideration. The PUCO issued two orders on November 18, 2020, on the application for rehearing. The first order was a Third Entry on Rehearing on the Duke Energy Ohio portfolio holding the cost cap previously imposed was unlawful, a shared savings cap of $8 million pretax should be imposed and lost distribution revenues could not be recovered after December 31, 2020. The second order directs all utilities set the rider to zero effective January 1, 2021, and to file a separate application for final reconciliation of all energy efficiency costs prior to December 31, 2020. On December 18, 2020, Duke Energy Ohio filed an application for rehearing. On January 13, 2021, the application for rehearing was granted for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.
On October 9, 2020, Duke Energy Ohio filed an application to implement a voluntary efficiency program portfolio to commence on January 1, 2021. The application proposes a mechanism for recovery of program costs and a benefit associated with avoided transmission and distribution costs. The application remains under review. As of January 1, 2021, Duke Energy Ohio suspended its energy efficiency programs due to changes in Ohio law. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Natural Gas Pipeline Extension
Duke Energy Ohio is proposing to install a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC) and that construction of the pipeline extension is expected to be completed before the 2021/2022 winter season. An evidentiary hearing for a Certificate of Environmental Compatibility and Public Need concluded on April 11, 2019. On November 21, 2019, the Ohio Power Siting Board (OPSB) approved Duke Energy Ohio's application subject to 41 conditions on construction. Applications for rehearing were filed by several stakeholders on December 23, 2019, arguing that the OPSB approval was incorrect. On February 20, 2020, the OPSB denied the rehearing requests. On April 15, 2020, Joint Appellants filed a notice of appeal at the Supreme Court of Ohio of the OPSB’s decision approving Duke Energy Ohio’s Central Corridor application. On June 4, 2020, the OPSB filed a motion to dismiss claims raised by one of the Joint Appellants and on August 5, 2020, the Supreme Court of Ohio dismissed one of the Joint Appellants from the appeal. Joint Appellants filed their merit briefs on August 26, 2020. Appellee briefs were filed October 15, 2020. Appellants' briefs were filed on November 24, 2020. On September 22, 2020, Duke Energy Ohio filed an application with the OPSB for approval to amend the certificated pipeline route due to changes in the route negotiated with property owners and municipalities. The staff report was filed on December 21, 2020, recommending approval subject to three conditions that reaffirm previous conditions, and provide guidance regarding local permitting and construction supervision.. On December 23, 2020, Duke Energy Ohio filed a letter indicating its acceptance of these conditions if required by the OPSB. On January 21, 2021, the OPSB approved the amended filing with the recommended conditions. On January 27, 2021, the Ohio Supreme Court set oral argument for March 31, 2021. Duke Energy Ohio cannot predict the outcome of this matter.
MGP Cost Recovery
As part of its 2012 natural gas base rate case, Duke Energy Ohio has approval to defer and recover costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio has collected approximately $55 million in environmental remediation costs incurred between 2009 through 2012 through Rider MGP, which is currently suspended. Duke Energy Ohio has made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas base rate case. To date, the PUCO has not ruled on Duke Energy Ohio’s annual applications for the calendar years 2013 through 2019. On September 28, 2018, the staff of the PUCO issued a report recommending a disallowance of approximately $12 million of the $26 million in MGP remediation costs incurred between 2013 through 2017 that staff believes are not eligible for recovery. Staff interprets the PUCO’s 2012 Order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. On October 30, 2018, Duke Energy Ohio filed reply comments objecting to the staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. On March 29, 2019, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2018 seeking recovery of approximately $20 million in remediation costs. On July 12, 2019, the staff recommended a disallowance of approximately $11 million for work that staff believes occurred in areas not authorized for recovery. Additionally, staff recommended that any discussion pertaining to Duke Energy Ohio's recovery of ongoing MGP costs should be directly tied to or netted against insurance proceeds collected by Duke Energy Ohio. An evidentiary hearing concluded on November 21, 2019. Initial briefs were filed on January 17, 2020, and reply briefs were filed on February 14, 2020. Duke Energy Ohio cannot predict the outcome of this matter.
On March 31, 2020, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2019 seeking recovery of approximately $39 million in remediation costs incurred during 2019. On July 23, 2020, the staff recommended a disallowance of approximately $4 million for work the staff believes occurred in areas not authorized for recovery. Additionally, the staff recommended insurance proceeds, net of litigation costs and attorney fees, should be reimbursed to customers and not be held by Duke Energy Ohio until all investigation and remediation is complete. Duke Energy Ohio filed comments in response to the staff report on August 21, 2020, and intervenor comments were filed on November 9, 2020. Duke Energy Ohio cannot predict the outcome of this matter.
The 2012 PUCO order also contained conditional deadlines for completing the MGP environmental remediation and the deferral of remediation costs at the MGP sites. Subsequent to the order, the deadline was extended to December 31, 2019. On May 10, 2019, Duke Energy Ohio filed an application requesting a continuation of its existing deferral authority for MGP remediation that must occur after December 31, 2019. On July 12, 2019, staff recommended the Commission deny the deferral authority request. On September 13, 2019, intervenor comments were filed opposing Duke Energy Ohio's request for continuation of existing deferral authority and on October 2, 2019, Duke Energy Ohio filed reply comments. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Electric Base Rate Case
On September 3, 2019, Duke Energy Kentucky filed a rate case with the KPSC requesting an increase in electric base rates of approximately $46 million. On January 31, 2020, Duke Energy Kentucky filed rebuttal testimony updating its rate increase request to approximately $44 million. Hearings concluded on February 20, 2020, and briefing was completed March 20, 2020. On April 27, 2020, the KPSC issued its decision approving a $24 million increase for Duke Energy Kentucky with a 9.25% return on equity. The KPSC denied Duke Energy Kentucky’s major storm deferral mechanism and EV and battery storage pilots. The KPSC approved Duke Energy Kentucky’s Green Source Advantage tariff. New customer rates were effective on May 1, 2020. On May 18, 2020, Duke Energy Kentucky filed its motion for rehearing and on June 4, 2020, the motion was granted in part and denied in part by the KPSC. On October 16, 2020, the KPSC issued an Order on Rehearing authorizing an additional $4 million increase in revenue requirement bringing the total authorized revenue requirement increase to $28 million. Revised customer rates took effect in November 2020. The case has been resolved.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded liability for its exit obligation and share of MTEP costs recorded in Other within Current Liabilities and Other Noncurrent Liabilities on the Consolidated Balance Sheets. The retail portions of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of December 31, 2020, and 2019, $37 million and $40 million, respectively, are recorded in Regulatory assets on Duke Energy Ohio's Consolidated Balance Sheets.

		Provisions/	Cash
(in millions)	December 31, 2019	Adjustments	Reductions	December 31, 2020
Duke Energy Ohio	$54	$(1)	$(3)	$50
Duke Energy Indiana
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Indiana's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2020	2019	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$615	$529	Yes	(b)
Accrued pension and OPEB	245	243		(e)
Retired generation facilities(c)	43	49	Yes	2030
PISCC and deferred operating expenses(c)	303	246	Yes	(b)
Hedge costs deferrals	22	23		(b)
AMI	19	18		2031
Vacation accrual	12	12		2021
Deferred fuel and purchased power	9	—		2021
Other	60	52		(b)
Total regulatory assets	1,328	1,172
Less: current portion	125	90
Total noncurrent regulatory assets	$1,203	$1,082
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$956	$1,008		(b)
Costs of removal	599	599		(d)
Accrued pension and OPEB	100	90		(e)
Amounts to be refunded to customers	17	—		(b)
Other	66	43		(b)
Total regulatory liabilities	1,738	1,740
Less: current portion	111	55
Total noncurrent regulatory liabilities	$1,627	$1,685
(a)    Regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)    The expected recovery or refund period varies or has not been determined.
(c)    Included in rate base.
(d)    Refunded over the life of the associated assets.
(e)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.
COVID-19 Filing
In response to the COVID-19 pandemic, on March 6, 2020, Governor Eric Holcomb declared a public health disaster emergency in the state of Indiana, which is currently still in effect. At that time, Duke Energy Indiana had already voluntarily suspended all disconnections and waived late payment fees and check return fees. The utility also waived credit card fees for residential customers. The Executive Order requiring utilities in the state to suspend disconnection of utility service expired July 1, 2020.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On May 8, 2020, Duke Energy Indiana, along with other Indiana utilities, filed a request with the IURC for approval of deferral treatment for costs and revenue reductions associated with the COVID-19 pandemic. The utilities requested initial deferral approval in July 2020, with individual subdockets for each utility to be established for consideration of utility-specific cost and revenue impacts, cost recovery timing and customer payment plans. On June 29, 2020, the IURC issued an order in Phase 1 wherein it extended the disconnection moratorium for jurisdictional utilities until August 14, 2020, along with requiring six-month payment arrangements, waiver of late fees, reconnection fees, convenience fees and deposits. The IURC permitted jurisdictional utilities to use regulatory accounting for any impacts associated with the prohibition on utility disconnections, waiver or exclusion of certain utility fees (i.e., late fees, convenience fees, deposits, and reconnection fees), the use of expanded payment arrangements to aid customers, and for COVID-19 related uncollectible and incremental bad debt expense. The IURC did not permit recovery of lost revenues due to load reduction or carrying costs. In Phase 2 filings, individual utilities may choose to request regulatory accounting for other COVID-19 related operation and maintenance costs wherein evidence of the impact of any costs or offsetting savings can be presented and considered in an evidentiary hearing. On August 12, 2020, the IURC issued a supplemental order extending the requirement for six-month payment arrangements and waiver of certain customer fees for another 60 days but did not extend the disconnect moratorium. As such, Duke Energy Indiana resumed service disconnections for nonpayment in mid-September 2020. Normal billing practices resumed in mid-October 2020, except that Duke Energy Indiana has committed to provide extended payment arrangements into 2021 and to waive credit card and pay station fees for residential customers through the end of 2020. Customers were notified of the resumption of normal billing practices, the option of deferred payment arrangements and where to find assistance, if necessary. Duke Energy Indiana cannot predict the outcome of this matter.
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020. On June 29, 2020, the IURC issued the order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order provided for an overall cost of capital of 5.7% based on a 9.7% return on equity and a 53% equity component of the capital structure, and approved Duke Energy Indiana's requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The IURC reduced Duke Energy Indiana's request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction is due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% is due to the approved 9.7% return on equity versus requested 10.4% and approximately 20% is related to miscellaneous earnings neutral adjustments. Step one rates are estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates are estimated to be the remaining 25% of the total rate increase and will be implemented in mid-2021. Several groups filed notices of appeal of the IURC order on July 29, 2020. Appellate briefs were filed on October 14, 2020, focusing on three issues: wholesale sales allocations, coal ash basin cost recovery and the Edwardsport IGCC operating and maintenance expense level approved. The appeal was fully briefed in January 2021, and a decision is expected in the first or second quarter of 2021. Duke Energy Indiana cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
Piedmont
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Piedmont's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2020	2019	a Return	Period Ends
Regulatory Assets(a)
AROs – nuclear and other	$20	$16		(d)
Accrued pension and OPEB(c)	88	90		(f)
Vacation accrual	12	12		2021
Derivatives – natural gas supply contracts(e)	122	117
Amounts due from customers	110	36	Yes	(b)
Deferred pipeline integrity costs(c)	71	62		2023
Other	32	30		(b)
Total regulatory assets	455	363
Less: current portion	153	73
Total noncurrent regulatory assets	$302	$290
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$499	$555		(b)
Costs of removal	575	574		(d)
Provision for rate refunds	6	41	Yes
Accrued pension and OPEB(c)	3	3		(f)
Amounts to be refunded to customers	34	34	Yes	(b)
Other	15	5		(b)
Total regulatory liabilities	1,132	1,212
Less: current portion	88	81
Total noncurrent regulatory liabilities	$1,044	$1,131
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
On May 13, 2020, the ORS filed a letter with the PSCSC that included a request from Governor McMaster that utilities proceed with developing and implementing plans for phasing in normal business operations. On May 14, 2020, the PSCSC conditionally vacated the regulation waivers regarding termination of service and suspension of disconnect fees. Prior to termination, utilities are to refer past-due customers to local organizations for assistance and/or deferred payment arrangements. Piedmont filed a report on June 30, 2020, as required by PSCSC order, reporting revenue impact, costs and savings related to COVID-19 to date. Updates on cost impacts were filed on September 30, 2020, and on December 31, 2020, and included financial impacts through the end of August 2020, and the end of November 2020, respectively.
On September 30, 2020, Piedmont filed an update on its planned return to normal operations during the COVID-19 pandemic. Normal billing practices resumed as of October 1, 2020, and service disconnections for nonpayment resumed on November 4, 2020. Customers were notified of the resumption of normal billing practices, the option of payment arrangements and where to find assistance, if necessary.
Tennessee
On March 12, 2020, Governor Bill Lee declared a state of emergency due to the COVID-19 pandemic. In an effort to help mitigate the financial impacts of the COVID-19 pandemic on their customers, on March 20, 2020, Piedmont filed a request with the TPUC seeking authorization to waive, effective March 21, 2020: (1) any late payment charges incurred by a residential or nonresidential customer; (2) the application of fees for checks returned for insufficient funds for residential and nonresidential customers; and (3) the reconnection charge when a residential or nonresidential customer seeks to have service restored for those customers whose service was recently disconnected for nonpayment and to work with customers regarding the other requirements to restore service, including re-establishment of credit. The TPUC granted Piedmont’s request by Order issued March 31,2020. The Order also stated that customers were not relieved of their obligation to pay for utility services received.
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
On October 15, 2020, Piedmont filed a report on its planned return to normal operations during the COVID-19 pandemic. Normal billing practices resumed as of October 1, 2020, and service disconnections for nonpayment resumed on November 4, 2020. Customers were notified of the resumption of normal billing practices, the option of payment arrangements and where to find assistance, if necessary.
2020 Tennessee Rate Case
On July 2, 2020, Piedmont filed an application with the TPUC, its first general rate case in Tennessee in nine years, for a rate increase for retail customers of approximately $30 million, which represents an approximate 15% increase in annual revenues. The rate increase is driven by significant infrastructure upgrade investments since its previous rate case. Approximately half of the plant additions being added to rate base are categories of capital investment not covered under the IMR mechanism, which was approved in 2013. Piedmont amended its requested increase to approximately $26 million in December 2020. As authorized under Tennessee law, Piedmont implemented interim rates on January 2, 2021, at the level requested in its adjusted request. A settlement reached with the Tennessee Consumer Advocate in mid-January was filed with the TPUC on February 2, 2021. The settlement results in an increase of revenues of approximately $16 million and a ROE of 9.8%. At a hearing on February 16, 2021, the TPUC voted to accept the settlement, with new rates effective January 2, 2021. Piedmont must refund customers the difference between bills previously rendered under interim rates and such bills if rendered under approved rates, plus interest.
2021 North Carolina Rate Case
On February 19, 2021, Piedmont filed notice with the NCUC of its intent to file a general rate case on or about March 22, 2021. Piedmont’s last general rate case in North Carolina was filed in April 2019, with rates effective November 2019.
2019 North Carolina Rate Case
On April 1, 2019, Piedmont filed an application with the NCUC, its first general rate case in North Carolina in six years. On August 13, 2019, Piedmont, the Public Staff, and two groups representing industrial customers filed an Agreement and Stipulation Settlement resolving issues in the base rate proceeding, which included a return on equity of 9.7% and a capital structure of 52% equity and 48% debt. Other major components of the Stipulation included:
•An annual increase in revenues of $109 million before consideration of riders associated with federal and state tax reform;
•A decrease through a rider mechanism of $23 million per year to return unprotected federal EDIT over a five-year period and deferred revenues related to the federal rate reduction of $37 million to be returned over one year;
•A decrease through a rider mechanism of $21 million per year related to reductions in the North Carolina state income tax rate to be returned over a three-year period;
•An overall cap on net revenue increase of $83 million. This will impact Piedmont beginning November 1, 2022, only if the company does not file another general rate case in the interim;

FINANCIAL STATEMENTS	REGULATORY MATTERS
•Continuation of the IMR mechanism; and
•Establishment of a new deferral mechanism for certain Distribution Integrity Management Program (DIMP) operations and maintenance expenses incurred effective November 1, 2019, and thereafter.
On October 31, 2019, the NCUC approved the Stipulation and the revised customer rates were effective November 1, 2019.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline, LLC
Atlantic Coast Pipeline (ACP pipeline) was planned to be an approximately 600-mile interstate natural gas pipeline running from West Virginia to North Carolina. Duke Energy indirectly owns a 47% interest, which is accounted for as an equity method investment through its Gas Utilities and Infrastructure segment.
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
As a result, Duke Energy recorded pretax charges to earnings of approximately $2.1 billion for the year ended December 31, 2020, within Equity in (losses) earnings of unconsolidated affiliates on the Duke Energy Consolidated Statements of Operations. The tax benefit associated with this cancellation was $393 million and is recorded in Income Tax Expense (Benefit) Expense on the Duke Energy Consolidated Statements of Operations. Additional charges of less than $20 million are expected to be recorded within the next three years as ACP incurs obligations to exit operations.
As part of the pretax charges to earnings of approximately $2.1 billion, Duke Energy has liabilities related to the cancellation of the ACP pipeline project of $928 million and $8 million within Other Current Liabilities and Other Noncurrent Liabilities, respectively, in the Gas Utilities and Infrastructure segment. The liability represents Duke Energy's obligation of approximately $860 million to fund ACP's outstanding debt and $76 million to satisfy remaining ARO requirements to restore construction sites.
See Notes 7 and 12 for additional information regarding this transaction.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2020, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-3(a)	604	$113
Allen Steam Station Units 4-5(b)	526	338
Cliffside Unit 5(b)	546	350
Duke Energy Progress
Mayo Unit 1(b)	746	676
Roxboro Units 3-4(b)	1,409	484
Duke Energy Florida
Crystal River Units 4-5(c)	1,430	1,696
Duke Energy Indiana
Gallagher Units 2 and 4(d)	280	102
Gibson Units 1-5(e)	2,845	1,866
Cayuga Units 1-2(e)	1,005	777
Total Duke Energy	9,391	$6,402
(a)    As part of the 2015 resolution of a lawsuit involving alleged New Source Review violations, Duke Energy Carolinas must retire Allen Steam Station Units 1 through 3 by December 31, 2024. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives. Unit 3 with a capacity of 270 MW and a net book value of $26 million at December 31, 2020, is expected to be retired in March 2021.
(b)    These units are included in the IRP filed by Duke Energy Carolinas and Duke Energy Progress in North Carolina and South Carolina on September 1, 2020. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives. In 2019, Duke Energy Carolinas and Duke Energy Progress filed North Carolina rate cases that included depreciation studies that accelerate end-of-life dates for these plants. A decision by NCUC is expected by the end of the first quarter 2021.
(c)    On January 14, 2021, Duke Energy Florida filed a settlement agreement with the FPSC, which proposed depreciation rates reflecting retirement dates for Duke Energy Florida's last two coal-fired generating facilities, Crystal River Units 4-5, eight years ahead of schedule in 2034 rather than in 2042, in support of Duke Energy's carbon reduction goals. A request for the FPSC to hold a hearing has been made and a decision by the FPSC is expected in the second quarter 2021.
(d)    Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters. In February 2021, upon approval by MISO of a new retirement date, Duke Energy Indiana determined it would modify the retirement date to June 1, 2021.
(e)    On July 1, 2019, Duke Energy Indiana filed its 2018 IRP with the IURC. The 2018 IRP included scenarios evaluating the potential retirement of coal-fired generating units at Gibson and Cayuga. The rate case filed July 2, 2019, included proposed depreciation rates reflecting retirement dates from 2026 to 2038. The depreciation rates reflecting these updated retirement dates were approved by the IURC as part of the rate case order issued on June 29, 2020.
4. COMMITMENTS AND CONTINGENCIES
INSURANCE
General Insurance
The Duke Energy Registrants have insurance and reinsurance coverage either directly or through indemnification from Duke Energy’s captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. The Duke Energy Registrants’ coverage includes (i) commercial general liability coverage for liabilities arising to third parties for bodily injury and property damage; (ii) workers’ compensation; (iii) automobile liability coverage; and (iv) property coverage for all real and personal property damage. Real and personal property damage coverage excludes electric transmission and distribution lines, but includes damages arising from boiler and machinery breakdowns, earthquakes, flood damage and extra expense, but not outage or replacement power coverage. All coverage is subject to certain deductibles or retentions, sublimits, exclusions, terms and conditions common for companies with similar types of operations. The Duke Energy Registrants self-insure their electric transmission and distribution lines against loss due to storm damage and other natural disasters. As discussed further in Note 3, Duke Energy Florida maintains a storm damage reserve and has a regulatory mechanism to recover the cost of named storms on an expedited basis.
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
Nuclear Liability Coverage
The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is approximately $13.8 billion, is subject to change every five years for inflation and for the number of licensed reactors. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.
Primary Liability Insurance
Duke Energy Carolinas and Duke Energy Progress have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which is $450 million per station. Duke Energy Florida has purchased $100 million primary nuclear liability insurance in compliance with the law.
Excess Liability Program
This program provides $13.3 billion of coverage per incident through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. This amount is the product of potential cumulative retrospective premium assessments of $138 million times the current 97 licensed commercial nuclear reactors in the U.S. Under this program, licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. Retrospective premiums may be assessed at a rate not to exceed $20.5 million per year per licensed reactor for each incident. The assessment may be subject to state premium taxes.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
NEIL’s Accidental Outage policy provides some coverage, similar to business interruption, for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100% of the applicable weekly limits for 52 weeks and 80% of the applicable weekly limits for up to the next 110 weeks. Coverage is provided until these applicable weekly periods are met, where the accidental outage policy limit will not exceed $490 million for McGuire and Catawba, $434 million for Harris, $420 million for Brunswick, $392 million for Oconee and $336 million for Robinson. NEIL sublimits the accidental outage recovery up to the first 104 weeks of coverage not to exceed $328 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. All coverages are subject to sublimits and significant deductibles.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies' retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. NEIL has never exercised this assessment. The maximum aggregate annual retrospective premium obligations for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are $156 million, $93 million and $1 million, respectively. Duke Energy Carolinas' maximum assessment amount includes 100% of potential obligations to NEIL for jointly owned reactors. Duke Energy Carolinas would seek reimbursement from the joint owners for their portion of these assessment amounts.
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
The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets.

(in millions)	December 31, 2020	December 31, 2019
Reserves for Environmental Remediation
Duke Energy	$75	$58
Duke Energy Carolinas	19	11
Progress Energy	19	16
Duke Energy Progress	6	4
Duke Energy Florida	12	9
Duke Energy Ohio	22	19
Duke Energy Indiana	6	4
Piedmont	10	8
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$25
Duke Energy Carolinas	12
Duke Energy Ohio	4
Piedmont	2

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
LITIGATION
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in the North Carolina Business Court against various insurance providers. The lawsuit seeks payment for coal ash related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina. Fact discovery has been completed. The parties filed dispositive pretrial motions relating to key legal issues on December 4, 2020. Hearings on these motions are scheduled to begin on February 24, 2021, and trial is scheduled for January 24, 2022. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
NTE Carolinas II, LLC Litigation
In November 2017, Duke Energy Carolinas entered into a standard FERC large generator interconnection agreement (LGIA) with NTE Carolinas II, LLC (NTE), a company that proposed to build a combined-cycle natural gas plant in Rockingham County, North Carolina. On September 6, 2019, Duke Energy Carolinas filed a lawsuit in Mecklenburg County Superior Court against NTE for breach of contract and alleging that NTE's failure to pay benchmark payments for Duke Energy Carolinas' transmission system upgrades required under the interconnection agreement constituted a termination of the interconnection agreement. Duke Energy Carolinas is seeking a monetary judgment against NTE because NTE failed to make multiple milestone payments. The lawsuit was moved to federal court in North Carolina. NTE filed a motion to dismiss Duke Energy Carolinas’ complaint and brought counterclaims alleging anti-competitive conduct and violations of state and federal statutes. Duke Energy Carolinas filed a motion to dismiss NTE's counterclaims.
On May 21, 2020, in response to a NTE petition challenging Duke Energy Carolina's termination of the LGIA, FERC issued a ruling (i) that it has exclusive jurisdiction to determine whether a transmission provider may terminate a LGIA, (ii) FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer, and (iii) Duke Energy may not announce the termination of a conforming LGIA unless FERC has approved the termination.
On August 17, 2020, the court denied both NTE’s and Duke Energy Carolinas’ Motion to Dismiss. The parties are in active discovery and trial is scheduled for June 20, 2022. Duke Energy Carolinas cannot predict the outcome of this matter.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of December 31, 2020, there were 145 asserted claims for non-malignant cases with the cumulative relief sought of up to $39 million and 56 asserted claims for malignant cases with the cumulative relief sought of up to $20 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $572 million and $604 million at December 31, 2020, and 2019, respectively. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2040 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2040 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $714 million in excess of the self-insured retention. Receivables for insurance recoveries were $704 million and $742 million at December 31, 2020, and 2019, respectively. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The reserve for credit losses for insurance receivables for the asbestos-related injuries and damages based on adoption of the new standard is $15 million for Duke Energy and Duke Energy Carolinas as of December 31, 2020. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On June 18, 2018, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims for damages incurred for the period 2014 through 2018. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage in the amount of $100 million and $200 million for Duke Energy Progress and Duke Energy Florida, respectively. Discovery is ongoing and a trial is expected to occur in 2021.
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
The final arbitration hearing occurred during the week of December 7, 2020. An arbitral award has not yet been issued. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication (the court) challenging the Indiana Department of Environmental Management’s December 10, 2019, partial approval of Duke Energy Indiana’s ash pond closure plan. On March 11, 2020, Duke Energy Indiana filed a Motion to Dismiss. On May 5, 2020, the court denied the motion. The parties have completed discovery and will now prepare to file dispositive motions. Summary judgment briefing will be completed by March 30, 2021. If these claims survive dispositive motions, a hearing is scheduled for April 26, 2021. Duke Energy Indiana cannot predict the outcome of this matter. See Note 9 for additional information.
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

	December 31,
(in millions)	2020	2019
Reserves for Legal Matters
Duke Energy	$68	$62
Duke Energy Carolinas	2	2
Progress Energy	61	55
Duke Energy Progress	13	12
Duke Energy Florida	28	22
Piedmont	1	1
OTHER COMMITMENTS AND CONTINGENCIES
General
As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These guarantees involve elements of performance and credit risk, which are not fully recognized on the Consolidated Balance Sheets and have uncapped maximum potential payments. See Note 7 for more information.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
The following table presents executory purchased power contracts with terms exceeding one year, excluding contracts classified as leases.

		Minimum Purchase Amount at December 31, 2020
	Contract
(in millions)	Expiration	2021	2022	2023	2024	2025	Thereafter	Total
Duke Energy Progress(a)	2025-2032	$66	$73	$66	$67	$69	$69	$410
Duke Energy Florida(b)	2023-2025	335	354	374	262	91	—	1,416
Duke Energy Ohio(c)(d)	2022	130	55	—	—	—	—	185
(a)    Contracts represent either 100% of net plant output or vary.
(b)    Contracts represent 100% of net plant output.
(c)    Contracts represent between 1% and 11% of net plant output.
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
The following table presents future unconditional purchase obligations under natural gas supply and capacity contracts as of December 31, 2020.

(in millions)	Duke Energy	Duke Energy Ohio	Piedmont
2021	$311	$41	$270
2022	270	28	242
2023	197	20	177
2024	139	17	122
2025	125	14	111
Thereafter	662	60	602
Total	$1,704	$180	$1,524
5. LEASES
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

FINANCIAL STATEMENTS	LEASES
Duke Energy operates various renewable energy projects and sells the generated output to utilities, electric cooperatives, municipalities and commercial and industrial customers through long-term PPAs. In certain situations, these PPAs and the associated renewable energy projects qualify as operating leases. Rental income from these leases is accounted for as Nonregulated electric and other revenues in the Consolidated Statements of Operations. There are no minimum lease payments as all payments are contingent based on actual electricity generated by the renewable energy projects. Contingent lease payments were $275 million, $264 million and $268 million for the years ended December 31, 2020, 2019, and 2018, respectively. Renewable energy projects owned by Duke Energy and accounted for as operating leases had a cost basis of $3,335 million and $3,349 million and accumulated depreciation of $848 million and $721 million at December 31, 2020, and 2019, respectively. These assets are principally classified as nonregulated electric generation and transmission assets.
Piedmont has certain agreements with Duke Energy Carolinas for the construction and transportation of natural gas pipelines to supply its natural gas plant needs. Piedmont accounts for these pipeline lateral contracts as sales-type leases since the present value of the sum of the lease payments equals the fair value of the assets. These pipeline lateral assets owned by Piedmont had a current net investment basis of $2 million and $4 million as of December 31, 2020, and 2019, respectively, and a long-term net investment basis of $205 million and $70 million as of December 31, 2020, and 2019, respectively. These assets are classified in Other, within Current Assets and Other Noncurrent Assets, respectively, on Piedmont's Consolidated Balance Sheets. Duke Energy Carolinas accounts for the contracts as finance leases. The activity for these contracts is eliminated in consolidation at Duke Energy.
The following tables present the components of lease expense.

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$283	$53	$162	$72	$90	$11	$19	$7
Short-term lease expense(a)	4	—	2	1	1	—	1	—
Variable lease expense(a)	30	13	13	5	8	—	1	1
Finance lease expense
Amortization of leased assets(b)	119	8	24	6	18	—	1	—
Interest on lease liabilities(c)	61	30	44	37	7	—	—	—
Total finance lease expense	180	38	68	43	25	—	1	—
Total lease expense	$497	$104	$245	$121	$124	$11	$22	$8
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
(b)    Included in Depreciation and amortization on the Consolidated Statements of Operations.
(c)    Included in Interest Expense on the Consolidated Statements of Operations.

FINANCIAL STATEMENTS	LEASES
The following table presents rental expense for operating leases, as reported under the former lease standard. These amounts are included in Operation, maintenance and other and Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.

Year Ended
(in millions)	December 31, 2018
Duke Energy	$268
Duke Energy Carolinas	49
Progress Energy	143
Duke Energy Progress	75
Duke Energy Florida	68
Duke Energy Ohio	13
Duke Energy Indiana	21
Piedmont	11
The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2021	$229	$24	$99	$44	$55	$2	$5	$5
2022	212	22	95	40	55	2	4	5
2023	202	20	95	41	54	2	4	5
2024	186	14	95	41	54	2	4	5
2025	162	10	85	31	54	2	4	5
Thereafter	870	51	376	252	124	20	59	—
Total operating lease payments	1,861	141	845	449	396	30	80	25
Less: present value discount	(344)	(24)	(149)	(95)	(54)	(9)	(24)	(2)
Total operating lease liabilities(a)	$1,517	$117	$696	$354	$342	$21	$56	$23
(a)    Certain operating lease payments include renewal options that are reasonably certain to be exercised.
The following table presents finance lease maturities and a reconciliation of the undiscounted cash flows to finance lease liabilities.

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
2021	$186	$38	$68	$43	$25	$1
2022	173	38	68	43	25	1
2023	174	38	68	43	25	1
2024	119	38	52	43	9	1
2025	51	38	48	43	5	1
Thereafter	762	502	481	475	6	26
Total finance lease payments	1,465	692	785	690	95	31
Less: amounts representing interest	(620)	(398)	(408)	(394)	(14)	(21)
Total finance lease liabilities	$845	$294	$377	$296	$81	$10

FINANCIAL STATEMENTS	LEASES
The following tables contain additional information related to leases.

		December 31, 2020
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,524	$110	$690	$346	$344	$20	$55	$20
Finance	Net property, plant and equipment	797	312	416	297	119	—	7	—
Total lease assets		$2,321	$422	$1,106	$643	$463	$20	$62	$20
Liabilities
Current
Operating	Other current liabilities	$177	$20	$73	$31	$42	$1	$3	$4
Finance	Current maturities of long-term debt	129	5	26	7	19	—	—	—
Noncurrent
Operating	Operating lease liabilities	1,340	97	623	323	300	20	53	19
Finance	Long-Term Debt	716	289	351	289	62	—	10	—
Total lease liabilities		$2,362	$411	$1,073	$650	$423	$21	$66	$23

		December 31, 2019
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,658	$123	$788	$387	$401	$21	$57	$24
Finance	Net property, plant and equipment	926	198	443	308	135	—	7	—
Total lease assets		$2,584	$321	$1,231	$695	$536	$21	$64	$24
Liabilities
Current
Operating	Other current liabilities	$208	$27	$95	$37	$58	$1	$3	$4
Finance	Current maturities of long-term debt	119	7	24	6	18	—	—	—
Noncurrent
Operating	Operating lease liabilities	1,432	102	697	354	343	21	55	23
Finance	Long-Term Debt	850	172	381	301	80	—	10	—
Total lease liabilities		$2,609	$308	$1,197	$698	$499	$22	$68	$27

FINANCIAL STATEMENTS	LEASES

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$271	$31	$124	$52	$72	$2	$6	$5
Operating cash flows from finance leases	61	30	44	37	7	—	—	—
Financing cash flows from finance leases	119	8	24	6	18	—	1	—

Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating(b)	$116	$17	$—	$—	$—	$—	$1	$—
Finance	125	125	—	—	—	—	—	—
(a)    No amounts were classified as investing cash flows from operating leases for the year ended December 31, 2020.
(b)    Does not include ROU assets recorded as a result of the adoption of the new lease standard.

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$285	$34	$131	$53	$78	$2	$7	$7
Operating cash flows from finance leases	61	15	42	33	9	—	1	—
Financing cash flows from finance leases	111	6	21	5	16	1	—	—

Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating(b)	$194	$44	$30	$30	$—	$—	$—	$1
Finance	251	76	175	175	—	—	—	—
(a)    No amounts were classified as investing cash flows from operating leases for the year ended December 31, 2019.
(b)    Does not include ROU assets recorded as a result of the adoption of the new lease standard.

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	10	9	10	12	8	17	18	5
Finance leases	13	19	15	17	11	—	25	—
Weighted average discount rate(a)
Operating leases	3.8%	3.4%	3.8%	3.9%	3.8%	4.2%	4.2%	3.6%
Finance leases	8.4%	11.6%	11.9%	12.4%	8.2%	—%	11.9%	—%
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
6. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt.

	December 31, 2020
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2021-2078	3.71%	$23,669	$1,150	$3,150	$700	$350	$1,180	$403	$2,800
Secured debt, maturing 2021-2052	2.67%	4,270	543	1,584	252	1,332	—	—	—
First mortgage bonds, maturing 2021-2050(a)	4.00%	29,177	10,008	14,100	7,875	6,225	1,850	3,219	—
Finance leases, maturing 2022-2051(b)	6.96%	845	294	377	296	81	—	10	—
Tax-exempt bonds, maturing 2027-2041(c)	0.75%	477	—	48	48	—	77	352	—
Notes payable and commercial paper(d)	0.51%	3,407	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	806	3,119	445	196	194	281	530
Fair value hedge carrying value adjustment		4	4	—	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,217	(20)	(31)	(19)	(11)	(29)	(18)	(5)
Unamortized debt issuance costs(f)		(330)	(62)	(113)	(44)	(62)	(14)	(25)	(15)
Total debt	3.62%	$62,736	$12,723	$22,234	$9,553	$8,111	$3,258	$4,222	$3,310
Short-term notes payable and commercial paper		(2,873)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	(506)	(2,969)	(295)	(196)	(169)	(131)	(530)
Current maturities of long-term debt(g)		(4,238)	(506)	(1,426)	(603)	(823)	(50)	(70)	(160)
Total long-term debt(g)		$55,625	$11,711	$17,839	$8,655	$7,092	$3,039	$4,021	$2,620

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
(a)Substantially all electric utility property is mortgaged under mortgage bond indentures.
(b)Duke Energy includes $24 million and $341 million of finance lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to PPAs that are not accounted for as finance leases in their respective financial statements because of grandfathering provisions in GAAP.
(c)Substantially all tax-exempt bonds are secured by first mortgage bonds, letters of credit or the Master Credit Facility.
(d)Includes $625 million classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper program was 23 days.
(e)Duke Energy includes $1,196 million and $117 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(f)Duke Energy includes $33 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
(g)Refer to Note 17 for additional information on amounts from consolidated VIEs.

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

(in millions)	Maturity Date	Interest Rate		December 31, 2020
Unsecured Debt(a)
Duke Energy (Parent)	May 2021	0.721%	(b)	$500
Piedmont	June 2021	4.240%		160
Duke Energy (Parent)	September 2021	3.550%		500
Duke Energy (Parent)	September 2021	1.800%		750
Duke Energy Florida	November 2021	0.482%	(b)	200
Secured Debt
Duke Energy Florida	April 2021	0.972%	(b)	250
First Mortgage Bonds
Duke Energy Carolinas	June 2021	3.900%		500
Duke Energy Florida	August 2021	3.100%		300
Duke Energy Progress	September 2021	3.000%		500
Duke Energy Progress	September 2021	8.625%		100
Other(c)				478
Current maturities of long-term debt				$4,238
(a)    During October 2020, Progress Energy early retired $500 million of unsecured debt with an original maturity of January 15, 2021.
(b)    Debt has a floating interest rate.
(c)    Includes finance lease obligations, amortizing debt and small bullet maturities.
Maturities and Call Options
The following table shows the annual maturities of long-term debt for the next five years and thereafter. Amounts presented exclude short-term notes payable, commercial paper and money pool borrowings and debt issuance costs for the Subsidiary Registrants.

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2021	$4,238	$506	$1,426	$603	$823	$50	$70	$160
2022	4,905	721	1,736	1,208	78	—	84	—
2023	3,356	1,008	638	561	77	325	3	45
2024	1,344	9	76	10	66	—	4	40
2025	3,153	310	725	661	64	270	154	205
Thereafter	41,983	9,745	14,802	6,274	6,878	2,486	3,818	2,350
Total long-term debt, including current maturities	$58,979	$12,299	$19,403	$9,317	$7,986	$3,131	$4,133	$2,800
(a)    Excludes $1,346 million in purchase accounting adjustments related to the Progress Energy merger and the Piedmont acquisition.
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

	December 31, 2020
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
(a)    Progress Energy amounts are equal to Duke Energy Progress amounts.
Summary of Significant Debt Issuances
The following tables summarize significant debt issuances (in millions).

				Year Ended December 31, 2020
					Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest		Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate		Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
May 2020(a)	Jun 2030	2.450%		$500	$500	$—	$—	$—	$—	$—	$—
May 2020(b)	Jun 2050	3.350%		400	—	—	—	—	—	—	400
August 2020(c)	Feb 2022	0.400%	(d)	700	—	—	700	—	—	—	—
September 2020(e)	Sep 2025	0.900%		650	650	—	—	—	—	—	—
September 2020(e)	Jun 2030	2.450%		350	350	—	—	—	—	—	—
First Mortgage Bonds
January 2020(f)	Feb 2030	2.450%		500	—	500	—	—	—	—	—
January 2020(f)	Aug 2049	3.200%		400	—	400	—	—	—	—	—
March 2020(g)	Apr 2050	2.750%		550	—	—	—	—	—	550	—
May 2020(b)	Jun 2030	2.125%		400	—	—	—	—	400	—	—
June 2020(b)	Jun 2030	1.750%		500	—	—	—	500	—	—	—
August 2020(h)	Aug 2050	2.500%		600	—	—	600	—	—	—	—
Total issuances				$5,550	$1,500	$900	$1,300	$500	$400	$550	$400
(a)Debt issued to repay $500 million borrowing made under Duke Energy (Parent) revolving credit facility in March 2020, and for general corporate purposes.
(b)Debt issued to repay short-term debt and for general corporate purposes.
(c)Debt issued to repay $700 million term loan due December 2020.
(d)Debt issuance has a floating interest rate.
(e)Debt issued to repay a portion of outstanding commercial paper, to repay a portion of Duke Energy (Parent)'s outstanding $1.7 billion term loan due March 2021 and for general corporate purposes.
(f)Debt issued to repay at maturity $450 million first mortgage bonds due June 2020 and for general corporate purposes.
(g)Debt issued to repay at maturity $500 million first mortgage bonds due July 2020 and to pay down short-term debt.
(h)Debt issued to repay at maturity $300 million first mortgage bonds due September 2020 and for general corporate purposes.

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
(a)Debt issued to pay down short-term debt and for general corporate purposes.
(b)Debt issuance has a floating interest rate.
(c)Debt issued to repay at maturity $450 million first mortgage bonds due April 2019, pay down short-term debt and for general corporate purposes.
(d)Debt issued to fund eligible green energy projects in the Carolinas.
(e)Debt issued to repay in full the outstanding $350 million Piedmont unsecured term loan due September 2019, pay down short-term debt and for general corporate purposes.
(f)Debt issued to retire $150 million of pollution control bonds, pay down short-term debt and for general corporate purposes.
(g)Debt issued to repay at maturity $100 million debentures due October 2019, pay down short-term debt and for general corporate purposes.
(h)Debt issued to fund storm restoration costs and for general corporate purposes.
(i)Debt issued to reimburse the payment of existing and new Eligible Green Expenditures in Florida.
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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	December 31, 2020
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,475	$1,250	$800	$625	$600	$600
Reduction to backstop issuances
Commercial paper(b)	(2,239)	—	(736)	(407)	(179)	(176)	(257)	(484)
Outstanding letters of credit	(40)	(34)	(4)	(2)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity	$5,640	$2,616	$735	$841	$621	$449	$262	$116
(a)    Represents the sublimit of each borrower.
(b)    Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Consolidated Balance Sheets.
Term Loan Facility
In response to market volatility and ongoing liquidity impacts from COVID-19, in March 2020, Duke Energy (Parent) entered into a $1.5 billion, 364-day Term Loan Credit Agreement, borrowing the full $1.5 billion available on March 19, 2020. The term loan contained a provision for increasing the amount available for borrowing by up to $500 million. Duke Energy (Parent) exercised this provision on March 27, 2020, borrowing an additional $188 million. Proceeds were used to reduce outstanding commercial paper and for general corporate purposes. The loan was repaid by Duke Energy (Parent) as of December 31, 2020. Refer to Note 1 for additional information on the COVID-19 pandemic.
Three-Year Revolving Credit Facility
Duke Energy (Parent) has a $1 billion revolving credit facility. The facility had an initial termination date of June 2020, but in May 2019, Duke Energy extended the termination date of the facility to May 2022. Borrowings under this facility will be used for general corporate purposes. As of December 31, 2020, $500 million has been drawn under this facility. This balance is classified as Long-term debt on Duke Energy's Consolidated Balance Sheets. Any undrawn commitments can be drawn, and borrowings can be prepaid, at any time throughout the term of the facility. During the first quarter of 2020, an additional $500 million was drawn under this facility to manage liquidity impacts from COVID-19. The additional $500 million was paid down during the second quarter of 2020. The terms and conditions of the facility are generally consistent with those governing Duke Energy's Master Credit Facility.
Duke Energy Progress Term Loan Facility
In December 2018, Duke Energy Progress entered into a two-year term loan facility with commitments totaling $700 million. Borrowings under the facility were used to pay storm-related costs, pay down commercial paper and to partially finance an upcoming bond maturity. As of December 31, 2019, the entire $700 million had been drawn under the term loan and was classified as Current maturities of long-term debt on Duke Energy Progress' Consolidated Balance Sheets. In August 2020, Duke Energy Progress repaid its $700 million two-year term loan facility.
Other Debt Matters
In September 2019, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities, including preferred stock, in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement was filed to replace a similar prior filing upon expiration of its three-year term and also allows for the issuance of common and preferred stock by Duke Energy.
Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2020, and 2019, was $1,168 million and $1,049 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
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
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2020, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Other Loans
As of December 31, 2020, and 2019, Duke Energy had loans outstanding of $817 million, including $35 million at Duke Energy Progress and $777 million, including $36 million at Duke Energy Progress, respectively, against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
7. GUARANTEES AND INDEMNIFICATIONS
Duke Energy has various financial and performance guarantees and indemnifications with non-consolidated entities, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, debt guarantees and indemnifications. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2020, Duke Energy does not believe conditions are likely for significant performance under these guarantees, except for ACP as described below. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.
On January 2, 2007, Duke Energy completed the spin-off of its previously wholly owned natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Capital or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2020, the maximum potential amount of future payments associated with these guarantees were $56 million, the majority of which expires by 2028.
In October 2017, ACP executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. In July 2020, ACP reduced the size of the credit facility to $1.9 billion. Duke Energy's maximum exposure to loss under the terms of the guarantee is $860 million as of December 31, 2020. This amount represents 47% of the outstanding borrowings under the credit facility.
Duke Energy recognized the $860 million within Other Current Liabilities on the Consolidated Balance Sheets at December 31, 2020, of which $95 million was previously recognized due the adoption of new guidance for credit losses effective January 1, 2020. See Notes 3 and 12 for more information. The remaining reserve for credit losses for financial guarantees of $4 million at December 31, 2020, is included within Other Noncurrent Liabilities on the Duke Energy's Consolidated Balance Sheets. Management considers financial guarantees for evaluation under this standard based on the anticipated amount outstanding at the time of default. The reserve for credit losses is based on the evaluation of the contingent components of financial guarantees. Management evaluates the risk of default, exposure and length of time remaining in the period for each contract.
In addition to the Spectra Capital and ACP revolving credit facility guarantees above, Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of these entities. The maximum potential amount of future payments required under these guarantees as of December 31, 2020, was $56 million of which $53 million expire between 2021 and 2030, with the remaining performance guarantees having no contractual expiration. Additionally, certain guarantees have uncapped maximum potential payments; however, Duke Energy does not believe these guarantees will have a material effect on its results of operations, cash flows or financial position.
Duke Energy uses bank-issued standby letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank that are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2020, Duke Energy had issued a total of $566 million in letters of credit, which expire between 2021 and 2023. The unused amount under these letters of credit was $76 million.
Duke Energy recognized $11 million and $23 million as of December 31, 2020, and 2019, respectively, primarily in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets, for the guarantees discussed above. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.

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

	December 31, 2020
				Construction
	Ownership	Property, Plant	Accumulated	Work in
(in millions except for ownership interest)	Interest	and Equipment	Depreciation	Progress
Duke Energy Carolinas
Catawba (units 1 and 2)(a)	19.25%	$1,017	$518	$23
W.S. Lee CC(b)	87.27%	632	49	1
Duke Energy Indiana
Gibson (unit 5)(c)	50.05%	447	199	4
Vermillion(d)	62.50%	174	101	1
Transmission and local facilities(c)	Various	5,817	1,508	150
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
The Duke Energy Registrants’ regulated operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory accounting treatment. The Duke Energy Registrants do not accrue the estimated cost of removal for any nonregulated assets. See Note 3 for the estimated cost of removal for assets without an associated legal retirement obligation, which are included in Regulatory liabilities on the Consolidated Balance Sheets.
The following table presents the AROs recorded on the Consolidated Balance Sheets.

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$6,845	$2,695	$4,101	$3,642	$459	$—	$—	$—
Closure of ash impoundments	5,778	2,597	1,973	1,950	23	67	1,140	—
Other	381	58	75	43	32	44	36	20
Total asset retirement obligation	$13,004	$5,350	$6,149	$5,635	$514	$111	$1,176	$20
Less: Current portion	718	264	283	283	—	3	168	—
Total noncurrent asset retirement obligation	$12,286	$5,086	$5,866	$5,352	$514	$108	$1,008	$20
(a)    Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
Nuclear Decommissioning Liability
AROs related to nuclear decommissioning are based on site-specific cost studies. The NCUC, PSCSC and FPSC require updated cost estimates for decommissioning nuclear plants every five years.

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
The following table summarizes information about the most recent site-specific nuclear decommissioning cost studies. Decommissioning costs are stated in 2018 or 2019 dollars, depending on the year of the cost study, and include costs to decommission plant components not subject to radioactive contamination.

	Annual Funding	Decommissioning
(in millions)	Requirement(a)	Costs(a)	Year of Cost Study
Duke Energy	$27	$9,105	2018 or 2019
Duke Energy Carolinas(b)(c)	—	4,365	2018
Duke Energy Progress(d)	27	4,181	2019
Duke Energy Florida(e)	—	559	N/A
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
(d)    Duke Energy Progress' site-specific nuclear decommissioning cost study completed in 2019 was filed with the NCUC and PSCSC in March 2020. Duke Energy Progress also completed a funding study, which was filed with the NCUC and PSCSC in July 2020.
(e)    During 2019, Duke Energy Florida reached an agreement to transfer decommissioning work for Crystal River Unit 3 to a third party and decommissioning costs are based on the agreement with this third party rather than a cost study. Regulatory approval was received from the NRC and the FPSC in April 2020 and August 2020, respectively. See Note 3 for more information.
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
The following table presents the fair value of NDTF assets legally restricted for purposes of settling AROs associated with nuclear decommissioning. Duke Energy Florida entered into an agreement with a third party to decommission Crystal River Unit 3 and was granted an exemption from the NRC, which allows for use of the NDTF for all aspects of nuclear decommissioning. The entire balance of Duke Energy Florida's NDTF may be applied toward license termination, spent fuel and site restoration costs incurred to decommission Crystal River Unit 3 and is excluded from the table below. See Note 16 for additional information related to the fair value of the Duke Energy Registrants' NDTFs.

	December 31,
(in millions)	2020	2019
Duke Energy	$7,726	$6,766
Duke Energy Carolinas	4,381	3,837
Duke Energy Progress	3,345	2,929
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
The NRC has acknowledged permanent cessation of operation and permanent removal of fuel from the reactor vessel at Crystal River Unit 3. Therefore, the license no longer authorizes operation of the reactor. During 2019, Duke Energy Florida entered into an agreement for the accelerated decommissioning of Crystal River Unit 3. Regulatory approval was received from the NRC and the FPSC in April 2020 and August 2020, respectively. See Note 3 for more information.
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
The ARO amount recorded on the Consolidated Balance Sheets is based upon estimated closure costs for impacted ash impoundments. The amount recorded represents the discounted cash flows for estimated closure costs based upon specific closure plans. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from ash basins, consolidating material as necessary and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with standards set by federal and state regulations and other agreements. The ARO amount will be adjusted as additional information is gained through the closure and post-closure process, including acceptance and approval of compliance approaches, which may change management assumptions, and may result in a material change to the balance. See ARO Liability Rollforward section below for information on revisions made to the coal ash liability during 2020 and 2019.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets, respectively, on the Consolidated Balance Sheets. See Note 3 for additional information on Regulatory assets related to AROs.
Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. See Note 3 for additional information on recovery of coal ash costs.
ARO Liability Rollforward
The following tables present changes in the liability associated with AROs.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2018	$10,467	$3,949	$5,411	$4,820	$591	$93	$722	$19
Accretion expense(a)	508	235	252	227	25	3	28	1
Liabilities settled(b)	(895)	(329)	(499)	(460)	(39)	(12)	(54)	—
Liabilities incurred in the current year	25	18	7	—	7	—	—	—
Revisions in estimates of cash flows(c)	3,213	1,861	1,300	1,306	(6)	(4)	136	(3)
Balance at December 31, 2019	13,318	5,734	6,471	5,893	578	80	832	17
Accretion expense(a)	542	258	246	225	21	4	33	1
Liabilities settled(b)	(724)	(198)	(451)	(358)	(93)	(2)	(74)	—
Liabilities incurred in the current year	22	—	5	—	5	—	—	—
Revisions in estimates of cash flows(d)	(154)	(444)	(122)	(125)	3	29	385	2
Balance at December 31, 2020	$13,004	$5,350	$6,149	$5,635	$514	$111	$1,176	$20
(a)    Substantially all accretion expense for the years ended December 31, 2020, and 2019, relates to Duke Energy’s regulated operations and has been deferred in accordance with regulatory accounting treatment.
(b)    Amounts primarily relate to ash impoundment closures and nuclear decommissioning.
(c)    Amounts primarily relate to increases in closure estimates for certain ash impoundments as a result of the NCDEQ's April 1, 2019, Order and the related settlement agreement dated December 31, 2019.
(d)    Primarily relates to decreases due to revised basin closure cost estimates, partially offset by increases related to new closure plan approvals, post closure maintenance and beneficiation costs. Duke Energy Indiana estimates also include the impacts of closure estimates for certain ash impoundments due to the impact of Hoosier Environmental Council’s petition filed with the court challenging the Indiana Department of Environmental Management’s partial approval of Duke Energy Indiana’s ash pond closure plan. See Note 4 for more information on Hoosier Environmental Council's petition. The incremental amount recorded represents the discounted cash flows for estimated closure costs based upon the probability weightings of the potential closure methods as evaluated on a site-by-site basis.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT
10. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment for Duke Energy and its subsidiary registrants.

	December 31, 2020
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,046	$536	$908	$463	$445	$171	$118	$279
Plant – Regulated
Electric generation, distribution and transmission	39	117,107	44,059	50,785	31,375	19,410	6,255	16,008	—
Natural gas transmission and distribution	54	10,799	—	—	—	—	3,136	—	7,663
Other buildings and improvements	36	2,038	740	459	197	262	374	300	165
Plant – Nonregulated
Electric generation, distribution and transmission	27	5,444	—	—	—	—	—	—	—
Other buildings and improvements	10	519	—	—	—	—	—	—	—
Nuclear fuel		3,284	1,837	1,447	1,447	—	—	—	—
Equipment	15	2,608	620	759	498	261	385	238	122
Construction in process		6,645	1,645	2,013	709	1,304	407	409	581
Other	14	5,090	1,203	1,521	1,070	441	294	309	324
Total property, plant and equipment(a)(e)		155,580	50,640	57,892	35,759	22,123	11,022	17,382	9,134
Total accumulated depreciation – regulated(b)(c)		(46,216)	(17,453)	(18,368)	(12,801)	(5,560)	(3,013)	(5,661)	(1,749)
Total accumulated depreciation – nonregulated(d)(e)		(2,611)	—	—	—	—	—	—	—
Generation facilities to be retired, net		29	—	29	29	—	—	—	—
Total net property, plant and equipment		$106,782	$33,187	$39,553	$22,987	$16,563	$8,009	$11,721	$7,385
(a)    Includes finance leases of $832 million, $335 million, $416 million, $297 million, $119 million and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $141 million, $24 million and $117 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,832 million, $1,010 million, $822 million and $822 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $12 million, $23 million and $3 million at Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of $23 million at Duke Energy.
(e)    Includes gross property, plant and equipment cost of consolidated VIEs of $6,394 million and accumulated depreciation of consolidated VIEs of $1,242 million at Duke Energy.
In 2020, Duke Energy evaluated recoverability of its renewable merchant plants principally located in the Electric Reliability Council of Texas West market and in the PJM West market due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. Duke Energy determined that the assets were not impaired because the carrying value of $210 million approximates the aggregate estimated future undiscounted cash flows. A continued decline in energy market pricing would likely result in a future impairment. Duke Energy retained 51% ownership interest in these facilities following the 2019 transaction to sell a minority interest in certain renewable assets. See Note 1 for further information.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2019
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,091	$520	$884	$449	$435	$150	$117	$388
Plant – Regulated
Electric generation, distribution and transmission	39	111,739	42,723	48,142	30,018	18,124	5,838	15,032	—
Natural gas transmission and distribution	54	9,839	—	—	—	—	2,892	—	6,947
Other buildings and improvements	32	1,810	714	401	162	239	269	278	148
Plant – Nonregulated
Electric generation, distribution and transmission	28	5,103	—	—	—	—	—	—	—
Other buildings and improvements	9	488	—	—	—	—	—	—	—
Nuclear fuel		3,253	1,891	1,362	1,362	—	—	—	—
Equipment	13	2,313	546	665	452	213	319	205	128
Construction in process		6,102	1,389	2,149	1,114	1,035	504	381	531
Other	13	4,916	1,139	1,467	1,046	411	269	292	304
Total property, plant and equipment(a)(e)		147,654	48,922	55,070	34,603	20,457	10,241	16,305	8,446
Total accumulated depreciation – regulated(b)(c)		(43,419)	(16,525)	(17,159)	(11,915)	(5,236)	(2,843)	(5,233)	(1,681)
Total accumulated depreciation – nonregulated(d)(e)		(2,354)	—	—	—	—	—	—	—
Generation facilities to be retired, net		246	—	246	246	—	—	—	—
Total net property, plant and equipment		$102,127	$32,397	$38,157	$22,934	$15,221	$7,398	$11,072	$6,765
(a)    Includes finance leases of $952 million, $211 million, $443 million, $308 million, $135 million, and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $143 million, $17 million and $126 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,807 million, $1,082 million, $725 million and $725 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $6 million, $13 million, and $3 million at Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of $20 million at Duke Energy.
(e)    Includes gross property, plant and equipment cost of consolidated VIEs of $5,747 million and accumulated depreciation of consolidated VIEs of $1,041 million at Duke Energy.
The following tables present capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2020	2019	2018
Duke Energy	$112	$159	$161
Duke Energy Carolinas	28	30	35
Progress Energy	17	31	51
Duke Energy Progress	12	28	26
Duke Energy Florida	5	3	25
Duke Energy Ohio	26	22	17
Duke Energy Indiana	10	26	27
Piedmont	8	26	17

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS
11. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
Duke Energy
The following table presents goodwill by reportable segment for Duke Energy included on Duke Energy's Consolidated Balance Sheets at December 31, 2020, and 2019.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill Balance at December 31, 2019	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill balance at December 31, 2019, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303

Goodwill Balance at December 31, 2020	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill balance at December 31, 2020, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303
(a)    Duke Energy evaluated the recoverability of goodwill during 2018 and 2017 and recorded impairment charges of $93 million and $29 million, respectively, related to the Commercial Renewables reporting unit included in Impairment charges on Duke Energy's Consolidated Statements of Operations. The fair value of the reporting unit was determined based on the income approach and market approach in 2018 and 2017, respectively. See "Goodwill Impairment Testing" below for the results of the 2020 goodwill impairment test.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Consolidated Balance Sheets at December 31, 2020, and 2019.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure segment and there are no accumulated impairment charges.
Goodwill Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in 2020.

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS
INTANGIBLE ASSETS
The following tables show the carrying amount and accumulated amortization of intangible assets included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2020, and 2019.

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	196	65	130	130	—	1	—	—
Natural gas, coal and power contracts	24	—	—	—	—	—	24	—
Renewable operating and development projects	107	—	—	—	—	—	—	—
Other	20	—	—	—	—	—	—	—
Total gross carrying amounts	355	65	135	132	3	1	26	—
Accumulated amortization – natural gas, coal and power contracts	(23)	—	—	—	—	—	(23)	—
Accumulated amortization – renewable operating and development projects	(34)	—	—	—	—	—	—	—
Accumulated amortization – other	(3)	—	—	—	—	—	—	—
Total accumulated amortization	(60)	—	—	—	—	—	(23)	—
Total intangible assets, net	$295	$65	$135	$132	$3	$1	$3	$—

	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$18	$—	$5	$2	$3	$—	$12	$—
Renewable energy certificates	172	53	118	118	—	1	—	—
Natural gas, coal and power contracts	24	—	—	—	—	—	24	—
Renewable operating and development projects	89	—	—	—	—	—	—	—
Other	2	—	—	—	—	—	—	—
Total gross carrying amounts	305	53	123	120	3	1	36	—
Accumulated amortization – natural gas, coal and power contracts	(21)	—	—	—	—	—	(21)	—
Accumulated amortization – renewable operating and development projects	(34)	—	—	—	—	—	—	—
Accumulated amortization – other	(1)	—	—	—	—	—	—	—
Total accumulated amortization	(56)	—	—	—	—	—	(21)	—
Total intangible assets, net	$249	$53	$123	$120	$3	$1	$15	$—
Amortization Expense
Amortization expense amounts for natural gas, coal and power contracts, renewable operating projects and other intangible assets are immaterial for the years ended December 31, 2020, 2019 and 2018, and are expected to be immaterial for the next five years as of December 31, 2020.
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

	Years Ended December 31,
	2020		2019		2018
		Equity in		Equity in		Equity in
(in millions)	Investments	earnings	Investments	earnings	Investments	earnings
Electric Utilities and Infrastructure	$105	$(1)	$122	$9	$97	$6
Gas Utilities and Infrastructure	215	(2,017)	1,388	114	1,003	27
Commercial Renewables	534	—	314	(4)	201	(1)
Other	107	13	112	43	108	51
Total	$961	$(2,005)	$1,936	$162	$1,409	$83
During the years ended December 31, 2020, 2019 and 2018, Duke Energy received distributions from equity investments of $37 million, $55 million and $108 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. During the years ended December 31, 2020, 2019 and 2018, Duke Energy received distributions from equity investments of $133 million, $11 million and $137 million, respectively, which are included in Return of investment capital within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
During the years ended December 31, 2020, 2019 and 2018, Piedmont received distributions from equity investments of $2 million, $1 million and $1 million, respectively, which are included in Other assets within Cash Flows from Operating Activities and $2 million, $4 million and $3 million, respectively, which are included within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
Significant investments in affiliates accounted for under the equity method are discussed below.
Electric Utilities and Infrastructure
Duke Energy owns 50% interests in both DATC and Pioneer, which build, own and operate electric transmission facilities in North America.
Gas Utilities and Infrastructure
The table below outlines Duke Energy's ownership interests in natural gas pipeline companies and natural gas storage facilities.

		Investment Amount (in millions)
	Ownership	December 31,
Entity Name	Interest	2020	2019
Pipeline Investments(a)
ACP(b)	47%	$—	$1,179
Sabal Trail	7.5%	120	121
Cardinal(c)	21.49%	9	9
Storage Facilities
Pine Needle(c)	45%	27	28
Hardy Storage(c)	50%	56	51
Other	29.68%	3	—
Total Investments(d)		$215	$1,388
(a)    Duke Energy recorded OTTIs of $25 million and $55 million within Equity in (losses) earnings of unconsolidated affiliates on Duke Energy's Consolidated Statements of Operations for the years ended December 31, 2019, and 2018, respectively, to completely impair its 24% ownership interest in Constitution.
(b)    In 2020, Duke Energy determined it would no longer continue its investment in the construction of the ACP pipeline. See Notes 3 and 7 for further information.
(c)    Piedmont owns the Cardinal, Pine Needle and Hardy Storage investments.
(d)    Duke Energy includes purchase accounting adjustments related to Piedmont.
Commercial Renewables
DS Cornerstone, LLC, which owns wind farm projects in the U.S. was part of a sale of minority interest in a certain portion of renewable assets in 2019. See Note 1 for more information on the sale. Prior to the sale, Duke Energy had a 50% interest in DS Cornerstone, LLC. After the sale, Duke Energy has a 26% interest in the investment.
As of December 31, 2020, Duke Energy completed its acquisition of 70 distributed fuel cell projects from Bloom Energy Corporation, which approximates 43 MW of capacity serving commercial and industrial customers across the U.S. Duke Energy is not the primary beneficiary of the distributed fuel cell portfolio and does not consolidate these assets.

FINANCIAL STATEMENTS	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Other
Duke Energy has a 17.5% indirect economic ownership interest and 25% board representation and voting rights interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia.
Significant Subsidiaries
For the year ended December 31, 2020, Duke Energy's investment in ACP met the requirements of S-X Rule 4-08(g) to provide summarized financial information. The following table provides summary information for ACP as required under S-X Rule 1-02(bb) for the comparative periods in Duke Energy's consolidated balance sheets and consolidated statements of operations.

		December 31,
(in millions)		2020	2019
Current assets		$43	$17
Noncurrent assets		93	4,091
Current liabilities		1,965	37
Noncurrent liabilities		167	1,760
Membership interests		(1,996)	2,311

	Years Ended December 31,
	2020	2019	2018
Net revenues	$—	$—	$—
Operating loss	(4,612)	(5)	(6)
Net (loss) income	(4,512)	246	138

Net (loss) income attributable to Duke Energy	$(2,121)	$116	$65

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS
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

	Years Ended December 31,
(in millions)	2020	2019	2018
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$753	$841	$985
Indemnification coverages(b)	20	20	22
Joint Dispatch Agreement (JDA) revenue(c)	25	60	84
JDA expense(c)	114	186	207
Intercompany natural gas purchases(d)	15	15	15
Progress Energy
Corporate governance and shared service expenses(a)	$715	$778	$906
Indemnification coverages(b)	36	37	34
JDA revenue(c)	114	186	207
JDA expense(c)	25	60	84
Intercompany natural gas purchases(d)	75	76	78
Duke Energy Progress
Corporate governance and shared service expenses(a)	$420	$462	$577
Indemnification coverages(b)	17	15	13
JDA revenue(c)	114	186	207
JDA expense(c)	25	60	84
Intercompany natural gas purchases(d)	75	76	78
Duke Energy Florida
Corporate governance and shared service expenses(a)	$295	$316	$329
Indemnification coverages(b)	19	22	21
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$326	$354	$374
Indemnification coverages(b)	4	4	5
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$401	$412	$405
Indemnification coverages(b)	8	7	7
Piedmont
Corporate governance and shared service expenses(a)	$140	$138	$170
Indemnification coverages(b)	3	3	2
Intercompany natural gas sales(d)	90	91	93
Natural gas storage and transportation costs(e)	23	23	25
(a)The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources, employee benefits, information technology, legal and accounting fees, as well as other third-party costs. These amounts are primarily recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.
(b)The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.
(c)Duke Energy Carolinas and Duke Energy Progress participate in a JDA, which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power and expenses from the purchase of power pursuant to the JDA are recorded in Operating Revenues and Fuel used in electric generation and purchased power, respectively, on the Consolidated Statements of Operations and Comprehensive Income.
(d)Piedmont provides long-term natural gas delivery service to certain Duke Energy Carolinas and Duke Energy Progress natural gas-fired generation facilities. Piedmont records the sales in Operating Revenues, and Duke Energy Carolinas and Duke Energy Progress record the related purchases as a component of Fuel used in electric generation and purchased power on their respective Consolidated Statements of Operations and Comprehensive Income. These intercompany revenues and expenses are eliminated in consolidation.
(e)Piedmont has related party transactions as a customer of its equity method investments in Pine Needle, Hardy Storage, and Cardinal natural gas storage and transportation facilities. These expenses are included in Cost of natural gas on Piedmont's Consolidated Statements of Operations and Comprehensive Income.

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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
December 31, 2020
Intercompany income tax receivable	$—	$—	$—	$—	$—	$9	$10
Intercompany income tax payable	31	33	46	35	2	—	—

December 31, 2019
Intercompany income tax receivable	$—	$125	$28	$—	$9	$28	$13
Intercompany income tax payable	5	—	—	2	—	—	—
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the years ended December 31, 2020, 2019 and 2018, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables segment and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$632	$—	$—	$—	$—	$—
Undesignated contracts	1,177	400	750	750	—	27
Total notional amount(a)	$1,809	$400	$750	$750	$—	$27

	December 31, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$993	$—	$—	$—	$—	$—
Undesignated contracts	1,277	450	800	250	550	27
Total notional amount(a)	$2,270	$450	$800	$250	$550	$27
(a)    Duke Energy includes amounts related to consolidated VIEs of $632 million in cash flow hedges as of December 31, 2020, and $693 million in cash flow hedges as of December 31, 2019.
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the year ended December 31, 2020, 2019 and 2018, were not material. Duke Energy’s commodity derivatives designated as hedges include long-term electricity sales in the Commercial Renewables segment.
Undesignated Contracts
For the Subsidiary Registrants, bulk power electricity and natural gas purchases flow through fuel adjustment clauses, formula-based contracts or other cost sharing mechanisms. Differences between the costs included in rates and the incurred costs, including undesignated derivative contracts, are largely deferred as regulatory assets or regulatory liabilities. Piedmont policies allow for the use of financial instruments to hedge commodity price risks. The strategy and objective of these hedging programs are to use the financial instruments to reduce gas cost volatility for customers.
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

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	35,409	—	—	—	2,559	10,802	—
Natural gas (millions of Dth)	678	145	158	158	—	2	373

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2019
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	15,858	—	—	—	1,887	13,971	—
Natural gas (millions of Dth)	704	130	160	160	—	3	411
(a)    Duke Energy includes 22,048 GWh that relates to cash flow hedges.
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

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$30	$14	$9	$9	$—	$1	$6	$1
Noncurrent	13	6	6	6	—	—	—	—
Total Derivative Assets – Commodity Contracts	$43	$20	$15	$15	$—	$1	$6	$1
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets	$61	$20	$33	$33	$—	$1	$6	$1

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$14	$—	$—	$—	$—	$—	$—	$—
Noncurrent	70	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$30	$13	$2	$2	$—	$—	$1	$15
Noncurrent	137	3	27	12	—	—	—	107
Total Derivative Liabilities – Commodity Contracts	$251	$16	$29	$14	$—	$—	$1	$122
Interest Rate Contracts
Designated as Hedging Instruments
Current	$15	$—	$—	$—	$—	$—	$—	$—
Noncurrent	48	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	5	4	—	—	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$73	$4	$—	$—	$—	$6	$—	$—
Total Derivative Liabilities	$324	$20	$29	$14	$—	$6	$1	$122

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$17	$—	$—	$—	$—	$3	$13	$1
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Assets – Commodity Contracts	$18	$—	$—	$—	$—	$4	$13	$1
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	6	—	6	—	6	—	—	—
Total Derivative Assets – Interest Rate Contracts	$6	$—	$6	$—	$6	$—	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	$1	$—	$1	$—	$1	$—	$—	$—
Total Derivative Assets – Equity Securities Contracts	$1	$—	$1	$—	$1	$—	$—	$—
Total Derivative Assets	$25	$—	$7	$—	$7	$4	$13	$1

Derivative Liabilities	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$67	$33	$26	$26	$—	$—	$1	$7
Noncurrent	156	10	37	22	—	—	—	110
Total Derivative Liabilities – Commodity Contracts	$223	$43	$63	$48	$—	$—	$1	$117
Interest Rate Contracts
Designated as Hedging Instruments
Current	$19	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	8	6	1	1	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$53	$6	$1	$1	$—	$6	$—	$—
Equity Securities Contracts
Not Designated as Hedging Instruments
Current	$24	$—	$24	$—	$24	$—	$—	$—
Total Derivative Liabilities – Equity Securities Contracts	$24	$—	$24	$—	$24	$—	$—	$—
Total Derivative Liabilities	$300	$49	$88	$49	$24	$6	$1	$117

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$48	$14	$27	$27	$—	$1	$6	$1
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$45	$12	$25	$25	$—	$1	$6	$1
Noncurrent
Gross amounts recognized	$13	$6	$6	$6	$—	$—	$—	$—
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$8	$5	$2	$2	$—	$—	$—	$—

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$64	$17	$2	$2	$—	$1	$1	$15
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$61	$15	$—	$—	$—	$1	$1	$15
Noncurrent
Gross amounts recognized	$260	$3	$27	$12	$—	$5	$—	$107
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$255	$2	$23	$8	$—	$5	$—	$107

Derivative Assets	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$24	$—	$7	$—	$7	$3	$13	$1
Gross amounts offset	(1)	—	(1)	—	(1)	—	—	—
Net amounts presented in Current Assets: Other	$23	$—	$6	$—	$6	$3	$13	$1
Noncurrent
Gross amounts recognized	$1	$—	$—	$—	$—	$1	$—	$—
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$1	$—	$—	$—	$—	$1	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$118	$39	$51	$27	$24	$1	$1	$7
Gross amounts offset	(24)	—	(24)	—	(24)	—	—	—
Net amounts presented in Current Liabilities: Other	$94	$39	$27	$27	$—	$1	$1	$7
Noncurrent
Gross amounts recognized	$182	$10	$37	$22	$—	$5	$—	$110
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$182	$10	$37	$22	$—	$5	$—	$110
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

	December 31, 2020
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$24	$9	$14	$14
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	24	9	14	14

	December 31, 2019
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$79	$35	$44	$44
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	79	35	44	44
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
Duke Energy classifies the majority of investments in debt and equity securities as long term, unless otherwise noted.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of December 31, 2020, and 2019.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$177	$—	$—	$101
Equity securities	4,138	54	6,235	3,523	55	5,661
Corporate debt securities	76	1	806	37	1	603
Municipal bonds	22	—	370	13	—	368
U.S. government bonds	51	—	1,361	33	1	1,256
Other debt securities	8	—	180	3	—	141
Total NDTF Investments	$4,295	$55	$9,129	$3,609	$57	$8,130
Other Investments
Cash and cash equivalents	$—	$—	$127	$—	$—	$52
Equity securities	79	—	146	57	—	122
Corporate debt securities	8	—	110	3	—	67
Municipal bonds	5	—	86	4	—	94
U.S. government bonds	—	—	42	2	—	41
Other debt securities	—	—	47	—	—	56
Total Other Investments	$92	$—	$558	$66	$—	$432
Total Investments	$4,387	$55	$9,687	$3,675	$57	$8,562
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2020
Due in one year or less	$149
Due after one through five years	922
Due after five through 10 years	671
Due after 10 years	1,260
Total	$3,002

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2020, 2019 and 2018, were as follows.

	Years Ended December 31,
(in millions)	2020	2019	2018
FV-NI:
Realized gains	$366	$172	$168
Realized losses	174	151	126
AFS:
Realized gains	96	94	22
Realized losses	51	67	51
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$30	$—	$—	$21
Equity securities	2,442	23	3,685	1,914	8	3,154
Corporate debt securities	49	1	510	21	1	361
Municipal bonds	6	—	91	3	—	96
U.S. government bonds	25	—	475	16	1	578
Other debt securities	7	—	174	3	—	137
Total NDTF Investments	$2,529	$24	$4,965	$1,957	$10	$4,347
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2020
Due in one year or less	$14
Due after one through five years	299
Due after five through 10 years	279
Due after 10 years	658
Total	$1,250
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2020, 2019 and 2018, were as follows.

	Years Ended December 31,
(in millions)	2020	2019	2018
FV-NI:
Realized gains	$64	$113	$89
Realized losses	99	107	73
AFS:
Realized gains	60	55	19
Realized losses	37	38	35

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$147	$—	$—	$80
Equity securities	1,696	31	2,550	1,609	47	2,507
Corporate debt securities	27	—	296	16	—	242
Municipal bonds	16	—	279	10	—	272
U.S. government bonds	26	—	886	17	—	678
Other debt securities	1	—	6	—	—	4
Total NDTF Investments	$1,766	$31	$4,164	$1,652	$47	$3,783
Other Investments
Cash and cash equivalents	$—	$—	$106	$—	$—	$49
Municipal bonds	3	—	26	3	—	51
Total Other Investments	$3	$—	$132	$3	$—	$100
Total Investments	$1,769	$31	$4,296	$1,655	$47	$3,883
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2020
Due in one year or less	$109
Due after one through five years	567
Due after five through 10 years	298
Due after 10 years	519
Total	$1,493
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2020, 2019 and 2018, were as follows.

	Years Ended December 31,
(in millions)	2020	2019	2018
FV-NI:
Realized gains	$302	$59	$79
Realized losses	75	44	53
AFS:
Realized gains	24	36	3
Realized losses	13	29	15

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$76	$—	$—	$53
Equity securities	1,617	31	2,459	1,258	21	2,077
Corporate debt securities	27	—	296	16	—	242
Municipal bonds	16	—	279	10	—	272
U.S. government bonds	26	—	412	16	—	403
Other debt securities	1	—	6	—	—	4
Total NDTF Investments	$1,687	$31	$3,528	$1,300	$21	$3,051
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$2
Total Other Investments	$—	$—	$1	$—	$—	$2
Total Investments	$1,687	$31	$3,529	$1,300	$21	$3,053
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2020
Due in one year or less	$21
Due after one through five years	259
Due after five through 10 years	210
Due after 10 years	503
Total	$993
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2020, 2019 and 2018, were as follows.

	Years Ended December 31,
(in millions)	2020	2019	2018
FV-NI:
Realized gains	$52	$38	$68
Realized losses	59	33	48
AFS:
Realized gains	24	7	2
Realized losses	13	5	10

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$71	$—	$—	$27
Equity securities	79	—	91	351	26	430
U.S. government bonds	—	—	474	1	—	275
Total NDTF Investments(a)	$79	$—	$636	$352	$26	$732
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$4
Municipal bonds	3	—	26	3	—	51
Total Other Investments	$3	$—	$27	$3	$—	$55
Total Investments	$82	$—	$663	$355	$26	$787
(a)    During the years ended December 31, 2020, and 2019, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3.
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2020
Due in one year or less	$88
Due after one through five years	308
Due after five through 10 years	88
Due after 10 years	16
Total	$500
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2020, 2019 and 2018, were as follows.

	Years Ended December 31,
(in millions)	2020	2019	2018
FV-NI:
Realized gains	$250	$21	$11
Realized losses	16	11	5
AFS:
Realized gains	—	29	1
Realized losses	—	24	5

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	December 31, 2020			December 31, 2019
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$—
Equity securities	58	—	97	43	—	81
Corporate debt securities	—	—	3	—	—	6
Municipal bonds	1	—	38	1	—	36
U.S. government bonds	—	—	4	—	—	2
Total Investments	$59	$—	$143	$44	$—	$125
The table below summarizes the maturity date for debt securities.

(in millions)	December 31, 2020
Due in one year or less	$3
Due after one through five years	17
Due after five through 10 years	10
Due after 10 years	15
Total	$45
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2020, 2019 and 2018, were immaterial.
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
Fair value measurements are classified in three levels based on the fair value hierarchy as defined by GAAP. Certain investments are not categorized within the fair value hierarchy. These investments are measured at fair value using the net asset value per share practical expedient. The net asset value is derived based on the investment cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.
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

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Commodity derivatives with observable forward curves are classified as Level 2. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for natural gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate the fair value of natural gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.
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

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$177	$177	$—	$—	$—
NDTF equity securities	6,235	6,189	—	—	46
NDTF debt securities	2,717	874	1,843	—	—
Other equity securities	146	146	—	—	—
Other debt securities	285	37	248	—	—
Other cash and cash equivalents	127	127	—	—	—
Derivative assets	61	1	53	7	—
Total assets	9,748	7,551	2,144	7	46
Derivative liabilities	(324)	—	(240)	(84)	—
Net assets (liabilities)	$9,424	$7,551	$1,904	$(77)	$46

	December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$101	$101	$—	$—	$—
NDTF equity securities	5,684	5,633	—	—	51
NDTF debt securities	2,368	725	1,643	—	—
Other equity securities	122	122	—	—	—
Other debt securities	258	39	219	—	—
Other cash and cash equivalents	52	52	—	—	—
Derivative assets	25	3	7	15	—
Total assets	8,610	6,675	1,869	15	51
NDTF equity security contracts	(23)	—	(23)	—	—
Derivative liabilities	(277)	(15)	(145)	(117)	—
Net assets (liabilities)	$8,310	$6,660	$1,701	$(102)	$51

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2020	2019
Balance at beginning of period	$(102)	$(113)
Total pretax realized or unrealized losses included in comprehensive income	(84)	—
Purchases, sales, issuances and settlements:
Purchases	14	37
Settlements	(19)	(44)
Net transfers Out of Level 3(a)	117	—
Total (losses) gains included on the Consolidated Balance Sheet	(3)	18
Balance at end of period	$(77)	$(102)
(a)    Transferred from Level 3 to Level 2 because observable market data became available.
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$30	$30	$—	$—
NDTF equity securities	3,685	3,639	—	46
NDTF debt securities	1,250	192	1,058	—
Derivative assets	20	—	20	—
Total assets	4,985	3,861	1,078	46
Derivative liabilities	(20)	—	(20)	—
Net assets	$4,965	$3,861	$1,058	$46

	December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$21	$21	$—	$—
NDTF equity securities	3,154	3,103	—	51
NDTF debt securities	1,172	206	966	—
Total assets	4,347	3,330	966	51
Derivative liabilities	(49)	—	(49)	—
Net assets	$4,298	$3,330	$917	$51

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$147	$147	$—	$80	$80	$—
NDTF equity securities	2,550	2,550	—	2,530	2,530	—
NDTF debt securities	1,467	682	785	1,196	519	677
Other debt securities	26	—	26	51	—	51
Other cash and cash equivalents	106	106		49	49	—
Derivative assets	33	—	33	7	—	7
Total assets	4,329	3,485	844	3,913	3,178	735
NDTF equity security contracts	—	—	—	(23)	—	(23)
Derivative liabilities	(29)	—	(29)	(65)	—	(65)
Net assets	$4,300	$3,485	$815	$3,825	$3,178	$647
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$76	$76	$—	$53	$53	$—
NDTF equity securities	2,459	2,459	—	2,077	2,077	—
NDTF debt securities	993	237	756	921	244	677
Other cash and cash equivalents	1	1	—	2	2	—
Derivative assets	33	—	33	—	—	—
Total assets	3,562	2,773	789	3,053	2,376	677
Derivative liabilities	(14)	—	(14)	(49)	—	(49)
Net assets	$3,548	$2,773	$775	$3,004	$2,376	$628
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$71	$71	$—	$27	$27	$—
NDTF equity securities	91	91	—	453	453	—
NDTF debt securities	474	445	29	275	275	—
Other debt securities	26	—	26	51	—	51
Other cash and cash equivalents	1	1	—	4	4	—
Derivative assets	—	—	—	7	—	7
Total assets	663	608	55	817	759	58
NDTF equity security contracts	—	—	—	(23)	—	(23)
Derivative liabilities	—	—	—	(1)	—	(1)
Net assets	$663	$608	$55	$793	$759	$34
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets were not material at December 31, 2020, and 2019.

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2020				December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$97	$97	$—	$—	$81	$81	$—	$—
Other debt securities	45	—	45	—	44	—	44	—
Other cash equivalents	1	1	—	—	—	—	—	—
Derivative assets	6	—	—	6	13	2	—	11
Total assets	149	98	45	6	138	83	44	11
Derivative liabilities	(1)	(1)	—	—	(1)	(1)	—	—
Total assets	$148	$97	$45	$6	$137	$82	$44	$11
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2020	2019
Balance at beginning of period	$11	$22
Purchases, sales, issuances and settlements:
Purchases	10	28
Settlements	(13)	(36)
Total losses included on the Consolidated Balance Sheet	(2)	(3)
Balance at end of period	$6	$11
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2020			December 31, 2019
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 3
Derivative assets	$1	$1	$—	$1	$1	$—
Derivative liabilities	(122)	—	(122)	(117)	—	(117)
Net (liabilities) assets	$(121)	$1	$(122)	$(116)	$1	$(117)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2020	2019
Balance at beginning of period	$(117)	$(141)
Net transfers Out of Level 3(a)	117	—
Total gains and settlements	—	24
Balance at end of period	$—	$(117)
(a)    Transferred from Level 3 to Level 2 because observable market data became available.

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2020
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(84)	Discounted cash flow	Forward electricity curves – price per MWh	$14.68	–	$151.84	$28.84
Duke Energy Ohio
FTRs	1	RTO auction pricing	FTR price – per MWh	0.25	–	1.68	0.79
Duke Energy Indiana
FTRs	6	RTO auction pricing	FTR price – per MWh	(2.40)	–	7.41	1.05
Duke Energy
Total Level 3 derivatives	$(77)

	December 31, 2019
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$4	RTO auction pricing	FTR price – per MWh	$0.59	–	$3.47	$2.07
Duke Energy Indiana
FTRs	11	RTO auction pricing	FTR price – per MWh	(0.66)	–	9.24	1.15
Piedmont
Natural gas contracts	(117)	Discounted cash flow	Forward natural gas curves – price per MMBtu	1.59	–	2.46	1.91
Duke Energy
Total Level 3 derivatives	$(102)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	December 31, 2020		December 31, 2019
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$59,863	$69,292	$58,126	$63,062
Duke Energy Carolinas	12,218	14,917	11,900	13,516
Progress Energy	19,264	23,470	19,634	22,291
Duke Energy Progress	9,258	10,862	9,058	9,934
Duke Energy Florida	7,915	9,756	7,987	9,131
Duke Energy Ohio	3,089	3,650	2,619	2,964
Duke Energy Indiana	4,091	5,204	4,057	4,800
Piedmont	2,780	3,306	2,384	2,642
(a)    Book value of long-term debt includes $1.3 billion as of December 31, 2020, and $1.5 billion as of December 31, 2019, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both December 31, 2020, and December 31, 2019, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

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
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2020, 2019 and 2018, or is expected to be provided in the future, that was not previously contractually required.
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
DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased, which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the credit facilities for DERF and DEPR are reflected on the Consolidated Balance Sheets as Long-Term Debt. Amounts borrowed under the credit facilities for DEFR are reflected on the Consolidated Balance Sheets as Current maturities of long-term debt.
Due to the COVID-19 pandemic, as described in Note 1, the Duke Energy Registrants suspended customer disconnections for nonpayment. Since taking action to suspend customer disconnections for nonpayment, certain jurisdictions have now returned to normal operations and billing practices. The full impact of COVID-19 and the Duke Energy Registrant’s related response on customers’ ability to pay for service is uncertain. However, the level of past-due receivables at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have increased significantly during the COVID-19 pandemic, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates. In 2020, DERF, DEPR and DEFR executed amendments to their credit facilities to manage the impact of past-due receivables resulting from the suspension of customer disconnections from COVID-19. See Note 3 for information about COVID-19 filings with state utility commissions.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2023	December 2022	April 2023	April 2021
Credit facility amount	$350	$475	$350	$250
Amounts borrowed at December 31, 2020	350	364	250	250
Amounts borrowed at December 31, 2019	350	474	325	250
Restricted Receivables at December 31, 2020	547	696	500	397
Restricted Receivables at December 31, 2019	522	642	489	336
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,
(in millions)	2020	2019
Receivables of VIEs	$4	$5
Regulatory Assets: Current	53	52
Current Assets: Other	39	39
Other Noncurrent Assets: Regulatory assets	937	989
Current Liabilities: Other	10	10
Current maturities of long-term debt	55	54
Long-Term Debt	1,002	1,057
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The table below presents material balances reported on Duke Energy's Consolidated Balance Sheets related to Commercial Renewables VIEs.

	December 31,
(in millions)	2020	2019
Current Assets: Other	$257	$203
Property, Plant and Equipment: Cost	6,394	5,747
Accumulated depreciation and amortization	(1,242)	(1,041)
Other Noncurrent Assets: Other	67	106
Current maturities of long-term debt	167	162
Long-Term Debt	1,569	1,541
Other Noncurrent Liabilities: AROs	148	127
Other Noncurrent Liabilities: Other	316	228
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Consolidated Balance Sheets.

	December 31, 2020
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$83	$110
Investments in equity method unconsolidated affiliates	—	530	530	—	—
Other noncurrent assets	31	—	31	—	—
Total assets	$31	$530	$561	$83	$110
Other current liabilities	928	5	933	—	—
Other noncurrent liabilities	8	10	18	—	—
Total liabilities	$936	$15	$951	$—	$—
Net assets (liabilities)	$(905)	$515	$(390)	$83	$110

	December 31, 2019
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$(1)	$(1)	$64	$77
Investments in equity method unconsolidated affiliates	1,179	300	1,479	—	—
Total assets	$1,179	$299	$1,478	$64	$77
Taxes accrued	(1)	—	(1)	—	—
Other current liabilities	—	4	4	—	—
Deferred income taxes	59	—	59	—	—
Other noncurrent liabilities	—	11	11	—	—
Total liabilities	$58	$15	$73	$—	$—
Net assets	$1,121	$284	$1,405	$64	$77
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
Duke Energy has a 47% ownership interest in ACP. In 2020, Duke Energy determined that it would no longer invest in the construction of the ACP pipeline. The current liability related to the cancellation of the ACP pipeline represents Duke Energy's continuing obligation to fund its share of ACP's obligations. See Notes 3, 7 and 12 for further information regarding this transaction.

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
As a counterparty to an Inter-Company Power Agreement (ICPA), Duke Energy Ohio has a contractual arrangement to receive entitlements to capacity and energy from OVEC’s power plants through June 2040 commensurate with its power participation ratio, which is equivalent to Duke Energy Ohio's ownership interest. Costs, including fuel, operating expenses, fixed costs, debt amortization and interest expense, are allocated to counterparties to the ICPA based on their power participation ratio. The value of the ICPA is subject to variability due to fluctuation in power prices and changes in OVEC's cost of business. On March 31, 2018, FES, a subsidiary of FirstEnergy Corp. and an ICPA counterparty with a power participation ratio of 4.85%, filed for Chapter 11 bankruptcy, which could increase costs allocated to the counterparties. On July 31, 2018, the bankruptcy court rejected the FES ICPA, which means OVEC is an unsecured creditor in the FES bankruptcy proceeding. Duke Energy Ohio cannot predict the impact of the bankruptcy filing on its OVEC interests. In addition, certain proposed environmental rulemaking could result in future increased OVEC cost allocations. In July 2020, legislation was proposed to repeal HB 6. Duke Energy cannot predict the outcome of this matter. See Note 3 for additional information.
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2020	2019	2020	2019
Anticipated credit loss ratio	0.5%	0.6%	0.3%	0.3%
Discount rate	1.6%	3.3%	1.6%	3.3%
Receivable turnover rate	13.4%	13.4%	11.3%	11.5%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	December 31,		December 31,
(in millions)	2020	2019	2020	2019
Receivables sold	$270	$253	$344	$307
Less: Retained interests	83	64	110	77
Net receivables sold	$187	$189	$234	$230

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Sales
Receivables sold	$1,905	$1,979	$1,987	$2,631	$2,837	$2,842
Loss recognized on sale	10	14	13	12	17	16
Cash flows
Cash proceeds from receivables sold	1,875	1,993	1,967	2,586	2,860	2,815
Collection fees received	1	1	1	1	1	1
Return received on retained interests	4	6	6	5	9	9
Cash flows from sales of receivables are reflected within Cash Flows From Operating Activities and Cash Flows from Investing Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted average formula that considers charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is the prior month-end LIBOR plus a fixed rate of 1%.
18. REVENUE
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

FINANCIAL STATEMENTS	REVENUE
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

	Remaining Performance Obligations
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Progress Energy	$93	$107	$44	$45	$7	$51	$347
Duke Energy Progress	8	8	8	8	—	—	32
Duke Energy Florida	85	99	36	37	7	51	315
Duke Energy Indiana	5	—	7	12	12	24	60
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

	Remaining Performance Obligations
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Piedmont	$65	$64	$61	$59	$58	$319	$626
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

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$9,806	$2,997	$5,017	$2,059	$2,958	$726	$1,064	$—
General	6,194	2,233	2,779	1,312	1,467	442	740	—
Industrial	2,859	1,137	901	649	252	137	683	—
Wholesale	1,864	380	1,228	1,034	194	32	224	—
Other revenues	914	281	596	294	302	82	72	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$21,637	$7,028	$10,521	$5,348	$5,173	$1,419	$2,783	$—

Gas Utilities and Infrastructure
Residential	$930	$—	$—	$—	$—	$300	$—	$630
Commercial	446	—	—	—	—	117	—	329
Industrial	127	—	—	—	—	17	—	110
Power Generation	—	—	—	—	—	—	—	34
Other revenues	87	—	—	—	—	17	—	70
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,590	$—	$—	$—	$—	$451	$—	$1,173

Commercial Renewables
Revenue from contracts with customers	$227	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$26	$—	$—	$—	$—	$—	$—	$—

Total revenue from contracts with customers	$23,480	$7,028	$10,521	$5,348	$5,173	$1,870	$2,783	$1,173

Other revenue sources(a)	$388	$(13)	$106	$74	$15	$(12)	$12	$124
Total revenues	$23,868	$7,015	$10,627	$5,422	$5,188	$1,858	$2,795	$1,297

FINANCIAL STATEMENTS	REVENUE
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

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$76	$10	$16	$8	$7	$4	$3	$6
Cumulative Change in Accounting Principle	5	1	2	1	1	—	—	1
Write-Offs	(58)	(13)	(23)	(8)	(14)	—	—	(6)
Credit Loss Expense	75	13	29	9	20	—	—	11
Other Adjustments	48	12	13	13	—	—	—	—
Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12

FINANCIAL STATEMENTS	REVENUE
Trade and other receivables are evaluated based on an estimate of the risk of loss over the life of the receivable and current and historical conditions using supportable assumptions. Management evaluates the risk of loss for trade and other receivables by comparing the historical write-off amounts to total revenue over a specified period. Historical loss rates are adjusted due to the impact of current conditions, including the impacts of COVID-19, as well as forecasted conditions over a reasonable time period. The calculated write-off rate can be applied to the receivable balance for which an established reserve does not already exist. Management reviews the assumptions and risk of loss periodically for trade and other receivables. Due to the COVID-19 pandemic, as described in Note 1, certain jurisdictions have resumed standard billing and credit practices, disconnections for nonpayment and late payment charges, all of which were previously suspended in the first quarter of 2020. The specific actions taken by each Duke Energy Registrant are described in Note 3 and the impact of COVID-19 on certain receivables financing entities are described in Note 17. The impact of COVID-19 and Duke Energy’s related response on customers’ ability to pay for service is uncertain, and it is reasonably possible eventual write-offs of customer receivables may increase over current estimates.
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables	$969	$328	$283	$167	$116	$2	$16	$86
0-30 days	1,789	445	707	398	307	60	26	149
30-60 days	185	80	54	25	29	8	3	8
60-90 days	22	1	10	4	6	2	1	3
90+ days	119	16	32	9	23	30	12	9
Deferred Payment Arrangements(a)	215	96	80	52	28	—	—	7
Trade and Other Receivables	$3,299	$966	$1,166	$655	$509	$102	$58	$262
(a)    Due to certain customer financial hardships created by the COVID-19 pandemic and resulting stay-at-home orders, Duke Energy permitted customers to defer payment of past-due amounts through an installment payment plan over a period of several months.
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

FINANCIAL STATEMENTS	REVENUE
Unbilled revenues are included within Receivables and Receivables of VIEs on the Consolidated Balance Sheets as shown in the following table.

	December 31,
(in millions)	2020	2019
Duke Energy	$969	$843
Duke Energy Carolinas	328	298
Progress Energy	283	217
Duke Energy Progress	167	122
Duke Energy Florida	116	95
Duke Energy Ohio	2	1
Duke Energy Indiana	16	16
Piedmont	86	78
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

	December 31,
(in millions)	2020	2019
Duke Energy Ohio	$87	$82
Duke Energy Indiana	134	115
19. STOCKHOLDERS' EQUITY
Basic EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities and accumulated preferred dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities and accumulated preferred dividends, by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as equity forward sale agreements, were exercised or settled. Duke Energy’s participating securities are RSUs that are entitled to dividends declared on Duke Energy common stock during the RSUs vesting periods. Dividends declared on preferred stock are recorded on the Consolidated Statements of Operations as a reduction of net income to arrive at net income available to Duke Energy common stockholders. Dividends accumulated on preferred stock are an adjustment to net income used in the calculation of basic and diluted EPS.
The following table presents Duke Energy’s basic and diluted EPS calculations, the weighted average number of common shares outstanding and common and preferred share dividends declared.

	Years Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Net Income available to Duke Energy common stockholders	$1,270	$3,707	$2,666
Less: Income (Loss) from discontinued operations	7	(7)	19
Accumulated preferred stock dividends adjustment	1	(15)	—
Less: Impact of participating securities	2	5	5
Income from continuing operations available to Duke Energy common stockholders	$1,262	$3,694	$2,642
Weighted average common shares outstanding – basic	737	729	708
Equity forwards	1	—	—
Weighted average common shares outstanding – diluted	738	729	708
EPS from continuing operations available to Duke Energy common stockholders
Basic and Diluted	$1.71	$5.07	$3.73
Potentially dilutive items excluded from the calculation(a)	2	2	2
Dividends declared per common share	$3.82	$3.75	$3.64
Dividends declared on Series A preferred stock per depositary share	$1.437	$1.03	$—
Dividends declared on Series B preferred stock per share	$49.292	$—	$—
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
In December 2020, Duke Energy physically settled the equity forwards by delivering 32 million shares of common stock in exchange for net cash proceeds of approximately $2.6 billion.
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
On September 12, 2019, Duke Energy completed the issuance of 1 million shares of its Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, at a price of $1,000 per share. The transaction resulted in net proceeds of $989 million after issuance costs with proceeds being used to pay down short-term debt, repay at maturity $500 million senior notes due September 2019, and for general corporate purposes. The preferred stock has a $1,000 liquidation preference per share and earns dividends on a cumulative basis at an initial rate of 4.875% per annum. Dividends are payable semiannually in arrears on the 16th day of March and September, and began on March 16, 2020. On September 16, 2024, the First Call Date, and any fifth anniversary of the First Call Date (each a Reset Date), the dividend rate will reset based on the then current five-year U.S. Treasury rate plus a spread of 3.388%.
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
The Series A and Series B Preferred Stock rank, with respect to dividends and distributions upon liquidation or dissolution:
•senior to Common Stock and to each other class or series of capital stock established after the original issue date of the Series A and Series B Preferred Stock that is expressly made subordinated to the Series A and Series B Preferred Stock;
•on a parity with any class or series of capital stock established after the original issue date of the Series A and Series B Preferred Stock that is not expressly made senior or subordinated to the Series A or Series B Preferred Stock;
•junior to any class or series of capital stock established after the original issue date of the Series A and Series B Preferred Stock that is expressly made senior to the Series A or Series B Preferred Stock;
•junior to all existing and future indebtedness (including indebtedness outstanding under Duke Energy's credit facilities, unsecured senior notes, junior subordinated debentures and commercial paper) and other liabilities with respect to assets available to satisfy claims against Duke Energy; and
•structurally subordinated to existing and future indebtedness and other liabilities of Duke Energy's subsidiaries and future preferred stock of subsidiaries.

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
20. SEVERANCE
During 2020, as a result of partial settlements between Duke Energy Carolinas, Duke Energy Progress and the Public Staff, Duke Energy Carolinas and Duke Energy Progress deferred as Regulatory assets on the Consolidated Balance Sheets, approximately $65 million and $33 million, respectively, of previously recorded severance charges within Operation, maintenance and other on the Consolidated Statements of Operations. These severance charges were previously recorded during 2018, as Duke Energy reviewed its operations and identified opportunities for improvement to better serve its customers. This operational review included the company's workforce strategy and staffing levels to ensure the company was staffed with the right skill sets and number of teammates to execute the long-term vision for Duke Energy. As such, Duke Energy extended voluntary and involuntary severance benefits to certain employees in specific areas as a part of workforce planning and digital transformation efforts. See Note 3 for more information.
The following table presents the direct and allocated severance and related charges accrued for approximately 30 employees in 2020, 140 employees in 2019, and 1,900 employees in 2018, by the Duke Energy Registrants within Operation, maintenance and other on the Consolidated Statements of Operations.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Year Ended December 31, 2020(a)(b)	$(85)	$(58)	$(28)	$(31)	$3	$—	$—	$—
Year Ended December 31, 2019	16	8	6	3	3	—	1	1
Year Ended December 31, 2018	187	102	69	52	17	6	7	2
(a)    Includes unamortized deferred severance charges of approximately $(86) million, $(57) million, $(29) million and $(29) million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(b)    Includes adjustments associated with 2018 severance charges of approximately $(6) million, $(2) million, $(3) million and $(2) million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
The table below presents the severance liability for past and ongoing severance plans including the plans described above.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$41	$11	$13	$6	$7	$1	$2	$—
Provision/Adjustments	1	—	—	(2)	2	(1)	—	—
Cash Reductions	(31)	(9)	(10)	(3)	(7)	—	(1)	—
Balance at December 31, 2020	$11	$2	$3	$1	$2	$—	$1	$—
21. STOCK-BASED COMPENSATION
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

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION
The following table summarizes the total expense recognized by the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2020	2019	2018
Duke Energy	$61	$65	$56
Duke Energy Carolinas	22	24	20
Progress Energy	23	24	21
Duke Energy Progress	15	15	13
Duke Energy Florida	9	9	8
Duke Energy Ohio	4	5	4
Duke Energy Indiana	6	6	5
Piedmont	3	3	3
Duke Energy's pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2020	2019	2018
RSU awards	$46	$44	$43
Performance awards	38	45	35
Pretax stock-based compensation cost	$84	$89	$78
Stock-based compensation costs capitalized	5	5	5
Stock-based compensation expense	$79	$84	$73
Tax benefit associated with stock-based compensation expense	$18	$19	$17
RESTRICTED STOCK UNIT AWARDS
RSU awards generally vest over periods from immediate to three years. Fair value amounts are based on the market price of Duke Energy's common stock on the grant date. The following table includes information related to RSU awards.

	Years Ended December 31,
	2020	2019	2018
Shares granted (in thousands)	498	571	649
Fair value (in millions)	$50	$51	$49
The following table summarizes information about RSU awards outstanding.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2019	1,010	$83
Granted	498	100
Vested	(532)	82
Forfeited	(37)	92
Outstanding at December 31, 2020	939	93
RSU awards expected to vest	898	93
The total grant date fair value of shares vested during the years ended December 31, 2020, 2019 and 2018, was $43 million, $49 million and $43 million, respectively. At December 31, 2020, Duke Energy had $31 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 23 months.
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

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION
Relative TSR is valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant are incorporated within the model. For performance awards granted in 2020, the model used a risk-free interest rate of 1.4%, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 13.6% based on Duke Energy's historical volatility over three years using daily stock prices.
The following table includes information related to stock-based performance awards.

	Years Ended December 31,
	2020	2019	2018
Shares granted assuming target performance (in thousands)	319	320	372
Fair value (in millions)	$34	$27	$27
The following table summarizes information about stock-based performance awards outstanding and assumes payout at the target level.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2019	1,109	$80
Granted	319	105
Vested	(448)	81
Forfeited	(18)	88
Outstanding at December 31, 2020	962	87
Stock-based performance awards expected to vest	937	87
The total grant date fair value of shares vested during the years ended December 31, 2020, and 2019, was $36 million and $23 million, respectively. At December 31, 2020, Duke Energy had $23 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 21 months.
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
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan assets as of December 31, 2020, and 2019, were attributable to actual investment performance that exceeded expected investment performance. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2020, and 2019, were primarily attributable to the decrease in the discount rate used to measure plan obligations.
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

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
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
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy does not anticipate making any contributions in 2021. The following table includes information related to the Duke Energy Registrants’ contributions to its qualified defined benefit pension plans.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions Made:
2020	$—	$—	$—	$—	$—	$—	$—	$—
2019	77	7	57	4	53	2	2	1
2018	141	46	45	25	20	—	8	—
QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$165	$51	$48	$27	$21	$5	$9	$6
Interest cost on projected benefit obligation	269	62	85	38	46	15	22	9
Expected return on plan assets	(572)	(145)	(190)	(87)	(101)	(28)	(42)	(21)
Amortization of actuarial loss	128	28	41	18	23	6	12	9
Amortization of prior service credit	(32)	(8)	(3)	(2)	(1)	—	(2)	(9)
Amortization of settlement charges	18	9	7	6	1	—	1	1
Net periodic pension costs(a)(b)	$(24)	$(3)	$(12)	$—	$(11)	$(2)	$—	$(5)

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$158	$49	$46	$26	$20	$4	$9	$5
Interest cost on projected benefit obligation	317	75	100	45	54	18	26	10
Expected return on plan assets	(567)	(147)	(178)	(88)	(89)	(28)	(43)	(22)
Amortization of actuarial loss	108	24	39	15	24	4	8	8
Amortization of prior service credit	(32)	(8)	(3)	(2)	(1)	—	(2)	(9)
Amortization of settlement charges	6	2	1	1	—	2	—	—
Net periodic pension costs(a)(b)	$(10)	$(5)	$5	$(3)	$8	$—	$(2)	$(8)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$182	$58	$51	$29	$22	$5	$11	$7
Interest cost on projected benefit obligation	299	72	94	43	50	17	23	11
Expected return on plan assets	(559)	(147)	(178)	(85)	(91)	(28)	(42)	(22)
Amortization of actuarial loss	132	29	44	21	23	5	10	11
Amortization of prior service credit	(32)	(8)	(3)	(2)	(1)	—	(2)	(10)
Net periodic pension costs(a)(b)	$22	$4	$8	$6	$3	$(1)	$—	$(3)
(a)    Duke Energy amounts exclude $4 million, $4 million and $5 million for the years ended December 2020, 2019 and 2018, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)     Duke Energy Ohio amounts exclude $2 million, $2 million and $2 million for the years ended December 2020, 2019 and 2018, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$(62)	$(39)	$(26)	$(30)	$4	$(2)	$5	$(1)
Accumulated other comprehensive loss (income)
Deferred income tax expense (benefit)	$2	$—	$1	$—	$1	$—	$—	$—
Amortization of prior year service credit	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(11)	—	(1)	—	(3)	—	—	—
Net amount recognized in accumulated other comprehensive income	$(8)	$—	$—	$—	$(2)	$—	$—	$—

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(212)	$(156)	$(79)	$(59)	$(20)	$12	$22	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense (benefit)	$20	$—	$1	$—	$(1)	$—	$—	$—
Amortization of prior year service credit	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(15)	—	(2)	—	3	—	—	—
Net amount recognized in accumulated other comprehensive income	$6	$—	$(1)	$—	$2	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,321	$1,923	$2,608	$1,170	$1,424	$481	$693	$292
Service cost	157	49	46	26	20	4	8	5
Interest cost	269	62	85	38	46	15	22	9
Actuarial loss	433	83	144	50	93	21	46	14
Transfers	—	8	(8)	(8)	—	15	—	—
Benefits paid	(541)	(137)	(160)	(83)	(76)	(34)	(49)	(27)
Benefits paid – settlements	(5)	—	—	—	—	—	(5)	—
Obligation at measurement date	$8,634	$1,988	$2,715	$1,193	$1,507	$502	$715	$293
Accumulated Benefit Obligation at measurement date	$8,577	$1,989	$2,684	$1,194	$1,476	$493	$709	$294
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8,910	$2,263	$2,898	$1,364	$1,515	$443	$667	$335
Actual return on plan assets	973	247	319	149	166	48	71	35
Benefits paid	(541)	(137)	(160)	(83)	(76)	(34)	(49)	(27)
Benefits paid – settlements	(5)	—	—	—	—	—	(5)	—
Transfers	—	8	(8)	(8)	—	15	—	—
Plan assets at measurement date	$9,337	$2,381	$3,049	$1,422	$1,605	$472	$684	$343
Funded status of plan	$703	$393	$334	$229	$98	$(30)	$(31)	$50

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$7,869	$1,954	$2,433	$1,125	$1,295	$435	$618	$264
Service cost	150	47	43	25	18	4	8	5
Interest cost	317	75	100	45	54	18	26	10
Actuarial loss	716	101	223	87	135	54	87	33
Transfers	—	11	—	—	—	—	—	—
Benefits paid	(731)	(265)	(191)	(112)	(78)	(30)	(46)	(20)
Obligation at measurement date	$8,321	$1,923	$2,608	$1,170	$1,424	$481	$693	$292
Accumulated Benefit Obligation at measurement date	$8,262	$1,923	$2,578	$1,170	$1,392	$471	$686	$292
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8,233	$2,168	$2,606	$1,268	$1,322	$405	$611	$305
Employer contributions	77	7	57	4	53	2	2	1
Actual return on plan assets	1,331	342	426	204	218	66	100	49
Benefits paid	(731)	(265)	(191)	(112)	(78)	(30)	(46)	(20)
Transfers	—	11	—	—	—	—	—	—
Plan assets at measurement date	$8,910	$2,263	$2,898	$1,364	$1,515	$443	$667	$335
Funded status of plan	$589	$340	$290	$194	$91	$(38)	$(26)	$43

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$780	$393	$379	$229	$143	$58	$79	$50
Noncurrent pension liability(b)	$77	$—	$45	$—	$45	$88	$110	$—
Net asset (liability) recognized	$703	$393	$334	$229	$98	$(30)	$(31)	$50
Regulatory assets	$1,910	$381	$691	$283	$408	$110	$209	$80
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(21)	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(2)	—	—	—	—	—	—	—
Net actuarial loss	100	—	2	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$77	$—	$2	$—	$—	$—	$—	$—

	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$621	$340	$322	$194	$123	$38	$57	$43
Noncurrent pension liability(b)	$32	$—	$32	$—	$32	$76	$83	$—
Net asset recognized	$589	$340	$290	$194	$91	$(38)	$(26)	$43
Regulatory assets	$1,972	$420	$717	$313	$404	$112	$204	$81
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(23)	$—	$(1)	$—	$(1)	$—	$—	$—
Prior service credit	(3)	—	—	—	—	—	—	—
Net actuarial loss	111	—	3	—	3	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$85	$—	$2	$—	$2	$—	$—	$—
Amounts to be recognized in net periodic pension costs in the next year
Unrecognized net actuarial loss	$135	$29	$43	$19	$24	$7	$10	$9
Unrecognized prior service credit	(32)	(8)	(3)	(2)	(1)	(1)	(2)	(9)
(a)    Included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
(b)    Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2020
			Duke	Duke	Duke
	Duke	Progress	Energy	Energy	Energy
(in millions)	Energy	Energy	Florida	Ohio	Indiana
Projected benefit obligation	$4,914	$828	$828	$184	$293
Accumulated benefit obligation	4,856	796	796	176	285
Fair value of plan assets	4,837	783	783	96	183

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	December 31, 2019
	Duke	Duke
	Energy	Energy
(in millions)	Ohio	Indiana
Projected benefit obligation	$155	$260
Accumulated benefit obligation	146	252
Fair value of plan assets	79	177
Assumptions Used for Pension Benefits Accounting
The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high-quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.
The average remaining service period for participants in active plans and life expectancy of participants in inactive plans is 13 years for Duke Energy, Duke Energy Indiana and Duke Energy Ohio, 14 years for Progress Energy, Duke Energy Progress and Duke Energy Florida, 12 years for Duke Energy Carolinas and nine years for Piedmont.
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2020			2019			2018
Benefit Obligations
Discount rate			2.60%			3.30%			4.30%
Interest crediting rate			4.00%			4.00%			4.00%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Net Periodic Benefit Cost
Discount rate			3.30%			4.30%			3.60%
Interest crediting rate			4.00%			4.00%			4.00%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Expected long-term rate of return on plan assets			6.85%			6.85%			6.50%
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2021	$667	$169	$177	$94	$82	$40	$53	$29
2022	650	170	176	92	83	39	51	25
2023	655	174	181	95	85	38	49	22
2024	644	168	184	96	87	37	49	21
2025	617	163	181	93	88	35	47	19
2025-2029	2,745	677	846	399	443	154	217	83
NON-QUALIFIED PENSION PLANS
The accumulated benefit obligation, which equals the projected benefit obligation for non-qualified pension plans, was $320 million for Duke Energy, $13 million for Duke Energy Carolinas, $111 million for Progress Energy, $33 million for Duke Energy Progress, $45 million for Duke Energy Florida, $4 million for Duke Energy Ohio, $2 million for Duke Energy Indiana and $4 million for Piedmont as of December 31, 2020.
Employer contributions, which equal benefits paid for non-qualified pension plans, were $23 million for Duke Energy, $2 million for Duke Energy Carolinas, $8 million for Progress Energy, $3 million for Duke Energy Progress and $3 million for Duke Energy Florida for the year ended December 31, 2020. Employer contributions were not material for Duke Energy Ohio, Duke Energy Indiana or Piedmont for the year ended December 31, 2020.
Net periodic pension costs for non-qualified pension plans were not material for the years ended December 31, 2020, 2019 or 2018.

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
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2020, 2019 or 2018.
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$1	$—	$—	$—	$1	$—
Interest cost on accumulated post-retirement benefit obligation	23	5	10	5	4	1	2	1
Expected return on plan assets	(13)	(8)	—	—	—	—	—	(2)
Amortization of actuarial loss	2	—	1	—	1	—	4	—
Amortization of prior service credit	(14)	(4)	(3)	(1)	(2)	(1)	(1)	(2)
Net periodic post-retirement benefit costs (a)(b)	$2	$(6)	$9	$4	$3	$—	$6	$(3)

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$1	$—	$1	$—	$1	$—
Interest cost on accumulated post-retirement benefit obligation	30	7	12	7	5	1	3	1
Expected return on plan assets	(12)	(7)	—	—	—	—	—	(1)
Amortization of actuarial loss	4	2	1	—	1	—	4	—
Amortization of prior service credit	(19)	(5)	(8)	(1)	(7)	(1)	(1)	(2)
Net periodic post-retirement benefit costs(a)(b)	$7	$(2)	$6	$6	$—	$—	$7	$(2)

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$6	$1	$1	$—	$1	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	28	7	12	6	6	1	3	1
Expected return on plan assets	(13)	(8)	—	—	—	—	—	(2)
Amortization of actuarial loss	6	3	1	1	—	—	4	—
Amortization of prior service credit	(19)	(5)	(8)	(1)	(7)	(1)	(1)	(2)
Net periodic post-retirement benefit costs(a)(b)	$8	$(2)	$6	$6	$—	$1	$7	$(2)
(a)    Duke Energy amounts exclude $6 million, $6 million and $7 million for the years ended December 2020, 2019 and 2018, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $2 million and $2 million for the years ended December 2020, 2019 and 2018, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$9	$—	$9	$6	$3	$—	$(4)	$—
Regulatory liabilities, net increase (decrease)	$(10)	$(7)	$—	$—	$—	$—	$(1)	$—
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year service credit	1	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$1	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$(127)	$—	$(127)	$(82)	$(45)	$—	$(5)	$—
Regulatory liabilities, net increase (decrease)	$(152)	$1	$(149)	$(93)	$(56)	$(1)	$(4)	$3
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year actuarial gain	(4)	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(4)	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$723	$175	$303	$168	$135	$29	$64	$30
Service cost	4	1	1	—	—	—	1	—
Interest cost	23	5	10	5	4	1	2	1
Plan participants' contributions	15	3	5	3	2	1	2	—
Actuarial losses	19	8	8	5	2	—	1	1
Benefits paid	(75)	(18)	(28)	(15)	(13)	(4)	(9)	(2)
Accumulated post-retirement benefit obligation at measurement date	$709	$174	$299	$166	$130	$27	$61	$30
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$220	$130	$(1)	$(1)	$—	$9	$5	$34
Actual return on plan assets	24	14	—	—	—	—	1	4
Benefits paid	(75)	(18)	(28)	(15)	(13)	(4)	(9)	(2)
Employer contributions	53	10	23	11	10	3	8	1
Plan participants' contributions	15	3	5	3	2	1	2	—
Plan assets at measurement date	$237	$139	$(1)	$(2)	$(1)	$9	$7	$37
Funded status of plan	$(472)	$(35)	$(300)	$(168)	$(131)	$(18)	$(54)	$7

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$728	$174	$303	$166	$137	$29	$67	$30
Service cost	4	1	1	—	1	—	1	—
Interest cost	30	7	12	7	5	1	3	1
Plan participants' contributions	16	3	6	3	2	1	2	—
Actuarial losses	28	9	13	9	5	1	2	—
Benefits paid	(83)	(19)	(32)	(17)	(15)	(3)	(11)	(1)
Accumulated post-retirement benefit obligation at measurement date	$723	$175	$303	$168	$135	$29	$64	$30
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$195	$115	$—	$—	$—	$8	$5	$29
Actual return on plan assets	32	20	(1)	—	—	1	—	6
Benefits paid	(83)	(19)	(32)	(17)	(15)	(3)	(11)	(1)
Employer contributions	60	11	26	13	13	2	9	—
Plan participants' contributions	16	3	6	3	2	1	2	—
Plan assets at measurement date	$220	$130	$(1)	$(1)	$—	$9	$5	$34
Funded status of plan	$(503)	$(45)	$(304)	$(169)	$(135)	$(20)	$(59)	$4

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit	$8	$—	$—	$—	$—	$1	$—	$7
Current post-retirement liability(a)	9	—	6	4	2	2	—	—
Noncurrent post-retirement liability(b)	471	35	294	164	129	17	54	—
Net liability (asset) recognized	$472	$35	$300	$168	$131	$18	$54	$(7)
Regulatory assets	$144	$—	$144	$88	$56	$—	$32	$—
Regulatory liabilities	$139	$32	$—	$—	$—	$17	$62	$3
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial gain	(13)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(11)	$—	$—	$—	$—	$—	$—	$—

	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current post-retirement liability(a)	$9	$—	$5	$3	$2	$1	$—	$—
Noncurrent post-retirement liability(b)	494	45	299	163	133	19	59	(4)
Total accrued post-retirement liability	$503	$45	$304	$166	$135	$20	$59	$(4)
Regulatory assets	$135	$—	$135	$82	$53	$—	$36	$—
Regulatory liabilities	$149	$39	$—	$—	$—	$17	$63	$3
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(2)	—	—	—	—	—	—	—
Net actuarial gain	(13)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(12)	$—	$—	$—	$—	$—	$—	$—
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$5	$3	$1	$—	$1	$—	$—	$—
Unrecognized prior service credit	(14)	(4)	(3)	(1)	(2)	(1)	(1)	(2)
(a)    Included in Other within Current Liabilities on the Consolidated Balance Sheets.
(b)    Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
Assumptions Used for Other Post-Retirement Benefits Accounting
The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high-quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.
The average remaining service period of active covered employees is eight years for Duke Energy, seven years for Progress Energy, Duke Energy Florida and Duke Energy Ohio and six years for Duke Energy Carolinas, Duke Energy Progress, Duke Energy Indiana and Piedmont.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2020	2019	2018
Benefit Obligations
Discount rate	2.60%	3.30%	4.30%
Net Periodic Benefit Cost
Discount rate	3.30%	4.30%	3.60%
Expected long-term rate of return on plan assets	6.85%	6.85%	6.50%
Assumed tax rate	23%	23%	35%
Assumed Health Care Cost Trend Rate

	December 31,
	2020	2019
Health care cost trend rate assumed for next year	6.25%	6.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that rate reaches ultimate trend	2028	2026
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2021	$73	$17	$28	$15	$12	$3	$8	$2
2022	66	16	26	14	12	3	7	2
2023	62	15	25	14	11	3	6	2
2024	58	14	24	13	11	2	6	2
2025	54	13	22	12	10	2	5	2
2026-2030	223	54	94	52	41	9	21	11
PLAN ASSETS
Description and Allocations
Duke Energy Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Master Retirement Trust. Approximately 98% of the Duke Energy Master Retirement Trust assets were allocated to qualified pension plans and approximately 2% were allocated to other post-retirement plans (comprised of 401(h) accounts), as of December 31, 2020, and 2019. The investment objective of the Duke Energy Master Retirement Trust is to invest in a diverse portfolio of assets that is expected to generate positive surplus return over time (i.e., asset growth greater than liability growth) subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.
As of December 31, 2020, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.5%. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension plan. Return seeking debt securities, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers or investments.
Effective January 1, 2020, the target asset allocation for the Duke Energy Retirement Master Trust is 58% liability hedging assets and 42% return-seeking assets. Duke Energy periodically reviews its asset allocation targets, and over time, as the funded status of the benefit plans increase, the level of asset risk relative to plan liabilities may be reduced to better manage Duke Energy's benefit plan liabilities and reduce funded status volatility.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
The Duke Energy Master Retirement Trust is authorized to engage in the lending of certain plan assets. Securities lending is an investment management enhancement that utilizes certain existing securities of the Duke Energy Master Retirement Trust to earn additional income. Securities lending involves the loaning of securities to approved parties. In return for the loaned securities, the Duke Energy Master Retirement Trust receives collateral in the form of cash and securities as a safeguard against possible default of any borrower on the return of the loan under terms that permit the Duke Energy Master Retirement Trust to sell the securities. The Duke Energy Master Retirement Trust mitigates credit risk associated with securities lending arrangements by monitoring the fair value of the securities loaned, with additional collateral obtained or refunded as necessary. The fair value of securities on loan was approximately $482 million and $351 million at December 31, 2020, and 2019, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned at December 31, 2020, and 2019, respectively. Securities lending income earned by the Duke Energy Master Retirement Trust was immaterial for the years ended December 31, 2020, 2019 and 2018, respectively.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.
The following table includes the target asset allocations by asset class at December 31, 2020, and the actual asset allocations for the Duke Energy Master Retirement Trust.

		Actual Allocation at
	Target	December 31,
	Allocation	2020	2019
Global equity securities	28%	30%	27%
Global private equity securities	1%	1%	1%
Debt securities	58%	55%	57%
Return seeking debt securities	4%	5%	5%
Hedge funds	3%	3%	3%
Real estate and cash	6%	6%	7%
Total	100%	100%	100%
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
The following table presents target and actual asset allocations for the VEBA trusts at December 31, 2020.

		Actual Allocation at
	Target	December 31,
	Allocation	2020	2019
U.S. equity securities	30%	36%	35%
Non-U.S. equity securities	6%	6%	9%
Real estate	2%	2%	2%
Debt securities	45%	42%	37%
Cash	17%	14%	17%
Total	100%	100%	100%
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

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
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

	December 31, 2020
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$3,202	$3,162	$—	$—	$40
Corporate debt securities	4,162	—	4,162	—	—
Short-term investment funds	397	247	150	—	—
Partnership interests	97	—	—	—	97
Hedge funds	198	—	—	—	198
U.S. government securities	1,164	—	1,164	—	—
Governments bonds – foreign	73	—	73	—	—
Cash	98	98	—	—	—
Net pending transactions and other investments	88	34	54	—	—
Total assets(a)	$9,479	$3,541	$5,603	$—	$335
(a)    Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont were allocated approximately 26%, 32%, 15%, 17%, 5%, 7% and 4%, respectively, of the Duke Energy Master Retirement Trust at December 31, 2020. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.
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
(a)    Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont were allocated approximately 26%, 31%, 15%, 17%, 5%, 7% and 4%, respectively, of the Duke Energy Master Retirement Trust at December 31, 2019. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.
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

(in millions)	2020	2019
Balance at January 1	$11	$27
Sales	(12)	(18)
Total gains and other, net	1	2
Transfer of Level 3 assets to other classifications	—	—
Balance at December 31	$—	$11
Other post-retirement assets
The following tables provide the fair value measurement amounts for VEBA trust assets.

	December 31, 2020
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$5	$5
Real estate	1	1
Equity securities	23	23
Debt securities	19	19
Total assets	$48	$48

	December 31, 2019
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$9	$9
Real estate	1	1
Equity securities	22	22
Debt securities	18	18
Total assets	$50	$50
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
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ended December 31,
2020	$213	$67	$57	$38	$19	$5	$11	$13
2019	214	66	58	38	20	5	11	13
2018	213	68	58	40	19	4	10	12

FINANCIAL STATEMENTS	INCOME TAXES
23. INCOME TAXES
Consolidated Appropriations Act
On December 27, 2020, President Trump signed the Consolidated Appropriations Act (CAA) into law. In addition to the CAA providing funding for government operations, it also provided tax provisions to assist with COVID-19 relief, including extending certain expiring tax provisions. The Company has reviewed the provisions of the CAA and has determined that there is no material impact on the 2020 financial statements as a result of the CAA being signed into law.
CARES Act
On March 27, 2020, the CARES Act was enacted. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic. Among other provisions, the CARES Act accelerates the remaining AMT credit refund allowances resulting in taxpayers being able to immediately claim a refund in full for any AMT credit carryforwards and deferral of certain 2020 payroll taxes. In the third quarter of 2020, Duke Energy received $572 million related to these AMT credit carryforwards and $19 million of interest income. In addition, the Company has deferred approximately $117 million of payroll taxes, with 50% payable by December 31, 2021, and the remaining 50% payable by December 31, 2022. The other provisions within the CARES Act do not materially impact Duke Energy's income tax accounting. See Note 1 for information on COVID-19.
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
As of December 31, 2018, the accounting for the effects of the Tax Act was complete. During the year ended December 31, 2018, Duke Energy recorded the following measurement period adjustments in accordance with SAB 118:
•Additional tax expense of $23 million related to the completion of the analysis of Duke Energy’s existing regulatory liability related to deferred taxes;
•A $10 million tax benefit for the remeasurement of deferred tax assets and deferred tax liabilities primarily related to the guidance on bonus depreciation issued by the IRS in August 2018, affecting the computation of the Company's 2017 Federal income tax liability;
•Additional tax expense of $7 million related to the portion of the deferred tax asset as of December 31, 2017, that represents nondeductible long-term incentives under the Tax Act’s limitation on the deductibility of executive compensation; and
•During the fourth quarter of 2018, the Company released the $76 million valuation allowance that it recorded in the first quarter of 2018 as a result of additional guidance published by the IRS that stated refundable AMT credits would not be subject to sequestration.
•The majority of Duke Energy’s operations are regulated and it is expected that the Subsidiary Registrants will ultimately pass on the savings associated with the amount representing the remeasurement of deferred tax balances related to regulated operations to customers. For Duke Energy's regulated operations, where the reduction is expected to be returned to customers in future rates, the remeasurement has been deferred as a regulatory liability. During 2018, Duke Energy recorded an additional regulatory liability of $83 million, representing the revaluation of those deferred tax balances. The Subsidiary Registrants continue to respond to requests from regulators in various jurisdictions to determine the timing and magnitude of savings they will pass on to customers.
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

FINANCIAL STATEMENTS	INCOME TAXES
Income Tax Expense
Components of Income Tax Expense

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(281)	$314	$280	$181	$148	$10	$48	$(27)
State	(9)	35	29	17	24	1	7	(8)
Foreign	1	—	—	—	—	—	—	—
Total current income taxes	(289)	349	309	198	172	11	55	(35)
Deferred income taxes
Federal	155	(171)	(167)	(180)	1	30	12	60
State	(92)	(86)	(24)	(49)	25	2	17	(7)
Total deferred income taxes(a)	63	(257)	(191)	(229)	26	32	29	53
ITC amortization	(10)	(4)	(5)	(5)	—	—	—	—
Income tax (benefit) expense from continuing operations	(236)	88	113	(36)	198	43	84	18
Tax expense from discontinued operations	2	—	—	—	—	—	—	—
Total income tax (benefit) expense included in Consolidated Statements of Operations	$(234)	$88	$113	$(36)	$198	$43	$84	$18
(a)     Total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $20 million at Duke Energy Carolinas, $3 million at Duke Energy Progress, $8 million at Duke Energy Indiana, and $11 million at Piedmont. In addition, total deferred income taxes includes utilization of NOL carryforwards and tax credit carryforwards of $39 million at Progress Energy, $30 million at Duke Energy Florida and $79 million at Duke Energy.

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

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(647)	$(8)	$(135)	$(71)	$(49)	$20	$29	$67
State	(11)	6	(5)	(5)	(10)	(1)	3	1
Foreign	3	—	—	—	—	—	—	—
Total current income taxes	(655)	(2)	(140)	(76)	(59)	19	32	68
Deferred income taxes
Federal	1,064	299	341	256	115	21	74	(36)
State	49	11	20	(17)	45	3	22	5
Total deferred income taxes(a)(b)	1,113	310	361	239	160	24	96	(31)
ITC amortization	(10)	(5)	(3)	(3)	—	—	—	—
Income tax expense from continuing operations	448	303	218	160	101	43	128	37
Tax benefit from discontinued operations	(26)	—	—	—	—	—	—	—
Total income tax expense included in Consolidated Statements of Operations	$422	$303	$218	$160	$101	$43	$128	$37
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
(b)    For the year ended December 31, 2018, the Company has revised the December 31, 2017, estimates of the income tax effects of the Tax Act, in accordance with SAB 118. See the Statutory Rate Reconciliation section below for additional information on the Tax Act's impact on income tax expense    .
Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2020	2019	2018
Domestic	$826	$4,053	$3,018
Foreign	13	44	55
Income from continuing operations before income taxes	$839	$4,097	$3,073

FINANCIAL STATEMENTS	INCOME TAXES
Statutory Rate Reconciliation
The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations.

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$176	$219	$243	$80	$204	$62	$103	$61
State income tax, net of federal income tax effect	(80)	(40)	4	(25)	39	2	19	(12)
Amortization of excess deferred income tax	(276)	(82)	(118)	(68)	(49)	(20)	(36)	(21)
AFUDC equity income	(48)	(13)	(9)	(6)	(3)	(2)	(4)	(10)
AFUDC equity depreciation	103	19	10	5	5	1	4	—
Noncontrolling Interests	62	—	—	—	—	—	—	—
Renewable energy PTCs	(110)	—	—	—	—	—	—	—
Other tax credits	(37)	(13)	(16)	(14)	(2)	(1)	(3)	(2)
Tax true up	(12)	(3)	1	(5)	5	—	(1)	1
Other items, net	(14)	1	(2)	(3)	(1)	1	2	1
Income tax (benefit) expense from continuing operations	$(236)	$88	$113	$(36)	$198	$43	$84	$18
Effective tax rate	(28.1)%	8.4%	9.7%	(9.5)%	20.4%	14.6%	17.1%	6.2%

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$860	$360	$332	$202	$178	$59	$120	$51
State income tax, net of federal income tax effect	(22)	(19)	8	(17)	35	3	22	2
Amortization of excess deferred income tax	(121)	(29)	(64)	(10)	(54)	(12)	(6)	(10)
AFUDC equity income	(52)	(9)	(14)	(13)	(1)	(3)	(3)	—
AFUDC equity depreciation	34	19	10	5	5	1	4	—
Renewable energy PTCs	(120)	—	—	—	—	—	—	—
Other tax credits	(23)	(11)	(9)	(7)	(2)	(1)	(1)	(1)
Tax true up	(64)	(9)	(8)	(3)	(5)	(7)	(1)	—
Other items, net	27	9	(2)	—	(1)	—	(1)	1
Income tax expense from continuing operations	$519	$311	$253	$157	$155	$40	$134	$43
Effective tax rate	12.7%	18.1%	16.0%	16.3%	18.3%	14.3%	23.5%	17.6%

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$645	$288	$263	$174	$137	$46	$109	$35
State income tax, net of federal income tax effect	30	14	13	(17)	28	2	20	4
Amortization of excess deferred income tax	(61)	—	(55)	(1)	(54)	(3)	(2)	—
AFUDC equity income	(42)	(15)	(22)	(12)	(10)	(2)	(2)	—
AFUDC equity depreciation	31	18	9	5	4	1	4	—
Renewable energy PTCs	(129)	—	—	—	—	—	—	—
Other tax credits	(28)	(7)	(13)	(5)	(8)	(1)	(1)	(3)
Tax Act(a)	20	1	25	19	—	2	—	—
Other items, net	(18)	4	(2)	(3)	4	(2)	—	1
Income tax expense from continuing operations	$448	$303	$218	$160	$101	$43	$128	$37
Effective tax rate	14.6%	22.1%	17.4%	19.3%	15.4%	19.6%	24.6%	22.3%
(a)     For the year ended December 31, 2018, the Company revised the December 31, 2017, estimates of the income tax effects of the Tax Act, in accordance with SAB 118. Amounts primarily include but are not limited to items that are excluded for ratemaking purposes related certain wholesale fixed-rate contracts, remeasurement of nonregulated net deferred tax liabilities, Federal NOLs, and valuation allowance on foreign tax credits.
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
DEFERRED TAXES
Net Deferred Income Tax Liability Components

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$286	$85	$87	$67	$18	$21	$7	$38
Lease obligations	515	96	208	120	87	5	16	5
Pension, post-retirement and other employee benefits	236	(30)	68	24	38	16	26	(5)
Progress Energy merger purchase accounting adjustments(a)	441	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	3,909	285	508	179	282	16	183	29
Regulatory liabilities and deferred credits	—	11	—	—	—	18	—	—
Investments and other assets	—	—	—	—	—	7		—
Other	93	8	14	9	4	7	1	8
Valuation allowance	(586)	—	—	—	—	—	—	—
Total deferred income tax assets	4,894	455	885	399	429	90	233	75
Investments and other assets	(2,267)	(1,127)	(669)	(507)	(164)	—	(14)	(48)
Accelerated depreciation rates	(10,729)	(3,170)	(3,868)	(1,778)	(2,124)	(1,071)	(1,433)	(844)
Regulatory assets and deferred debits, net	(1,142)	—	(744)	(412)	(332)	—	(14)	(4)
Total deferred income tax liabilities	(14,138)	(4,297)	(5,281)	(2,697)	(2,620)	(1,071)	(1,461)	(896)
Net deferred income tax liabilities	$(9,244)	$(3,842)	$(4,396)	$(2,298)	$(2,191)	$(981)	$(1,228)	$(821)
(a)    Primarily related to lease obligations and debt fair value adjustments.

FINANCIAL STATEMENTS	INCOME TAXES
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2020
(in millions)	Amount	Expiration Year
General Business Credits	$2,033	2024	—	2040
Federal NOL carryforwards(a) (f)	154	2024	—	Indefinite
Capital loss carryforward(e)	85	2024
State carryforwards and credits(b) (f)	340	2021	—	Indefinite
Foreign NOL carryforwards(c)	12	2027	—	2037
Foreign Tax Credits(d)	1,272	2024	—	2027
Charitable contribution carryforwards	13	2025
Total tax credits and NOL carryforwards	$3,909
(a)    A valuation allowance of $4 million has been recorded on the Federal NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(b)    A valuation allowance of $97 million has been recorded on the state NOL and attribute carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(c)    A valuation allowance of $12 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(d)    A valuation allowance of $388 million has been recorded on the foreign tax credits, as presented in the Net Deferred Income Tax Liability Components table.
(e)    A valuation allowance of $85 million has been recorded on the Federal capital loss carryforward, as presented in the Net Deferred Income Tax Liability Components table.
(f)    Indefinite carryforward for Federal NOLs, and NOLs for states that have adopted the Tax Act's NOL provisions, generated in tax years beginning after December 31, 2017.

	December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$125	$24	$25	$49	$—	$14	$5	$22
Lease obligations	462	72	193	92	102	5	17	6
Pension, post-retirement and other employee benefits	303	(5)	88	38	44	17	27	(3)
Progress Energy merger purchase accounting adjustments(a)	389	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	3,925	262	486	176	253	16	176	19
Regulatory liabilities and deferred credits	—	—	—	—	—	36	52	42
Investments and other assets	—	—	—	—	—	10	—	2
Other	97	5	8	3	2	8	1	6
Valuation allowance	(587)	—	—	—	—	—	—	—
Total deferred income tax assets	4,714	358	800	358	401	106	278	94
Investments and other assets	(1,664)	(981)	(577)	(390)	(190)	—	(12)	—
Accelerated depreciation rates	(10,813)	(3,254)	(3,798)	(1,918)	(1,913)	(1,028)	(1,416)	(802)
Regulatory assets and deferred debits, net	(1,115)	(44)	(887)	(438)	(477)	—	—	—
Total deferred income tax liabilities	(13,592)	(4,279)	(5,262)	(2,746)	(2,580)	(1,028)	(1,428)	(802)
Net deferred income tax liabilities	$(8,878)	$(3,921)	$(4,462)	$(2,388)	$(2,179)	$(922)	$(1,150)	$(708)
(a)    Primarily related to finance lease obligations and debt fair value adjustments.

FINANCIAL STATEMENTS	INCOME TAXES
UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$126	$8	$9	$6	$3	$1	$1	$4
Gross decreases – tax positions in prior periods	(2)	—	—	—	—	—	—	—
Gross increases – current period tax positions	4	2	1	—	—	—	—	—
Reduction due to lapse of statute of limitations	(3)	—	—	—	—	—	—	(3)
Total changes	(1)	2	1	—	—	—	—	(3)
Unrecognized tax benefits – December 31	$125	$10	$10	$6	$3	$1	$1	$1

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$24	$6	$9	$6	$3	$1	$1	$4
Unrecognized tax benefits increases	105	2	1	1	—	—	—	—
Gross decreases – tax positions in prior periods	(3)	—	(1)	(1)	—	—	—	—
Total changes	102	2	—	—	—	—	—	—
Unrecognized tax benefits – December 31	$126	$8	$9	$6	$3	$1	$1	$4

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$25	$5	$5	$5	$5	$1	$1	$3
Unrecognized tax benefits increases (decreases)
Gross decreases – tax positions in prior periods	(2)	(1)	—	—	(4)	—	—	—
Gross increases – tax positions in prior periods	7	2	4	1	2	—	—	1
Decreases due to settlements	(6)	—	—	—	—	—	—	—
Total changes	(1)	1	4	1	(2)	—	—	1
Unrecognized tax benefits – December 31	$24	$6	$9	$6	$3	$1	$1	$4
The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits at December 31, 2020. Duke Energy Registrants do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.

December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$122	$10	$10	$6	$3	$1	$1	$1
(a)    The Duke Energy Registrants are unable to estimate the specific amounts that would affect the ETR versus the regulatory liability.
Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 2016. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2016.

FINANCIAL STATEMENTS	OTHER INCOME AND EXPENSES, NET
24. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$32	$4	$8	$2	$6	$4	$6	$17
AFUDC equity	154	62	42	29	12	7	23	19
Post in-service equity returns	27	17	8	8	—	1	1	—
Nonoperating income, other	240	94	71	36	35	4	7	15
Other income and expense, net	$453	$177	$129	$75	$53	$16	$37	$51

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$31	$1	$11	$—	$11	$10	$10	$1
AFUDC equity	139	42	66	60	6	13	18	—
Post in-service equity returns	29	20	7	7	—	1	—	—
Nonoperating income, other	231	88	57	33	31	—	13	19
Other income and expense, net	$430	$151	$141	$100	$48	$24	$41	$20

	Year Ended December 31, 2018
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$20	$1	$18	$1	$18	$7	$9	$1
AFUDC equity	221	73	104	57	47	11	32	—
Post in-service equity returns	15	9	5	5	—	1	—	—
Nonoperating income, other	143	70	38	24	21	4	4	13
Other income and expense, net	$399	$153	$165	$87	$86	$23	$45	$14
25. SUBSEQUENT EVENTS
For information on subsequent events related to the sale of a minority interest in Duke Energy Indiana and regulatory matters, see Notes 1 and 3, respectively.
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the Electric Reliability Council of Texas market. The financial impact of the storm is estimated to be between approximately $75 million and $100 million on a pre-tax basis.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2020, based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2020.
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

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Duke Energy Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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
February 25, 2021

OTHER INFORMATION
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Duke Energy's Executive Officers is set forth in Part I, Item 1, "Business – Information about Our Executive Officers," in this Annual Report on Form 10-K. Duke Energy will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 10 by reference.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2020, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,256,542	(2)	n/a	4,450,675	(3)
Equity compensation plans not approved by security holders	143,272	(4)	n/a	n/a	(5)
Total	3,399,814		n/a	4,450,675
(1)    As of December 31, 2020, no options were outstanding under equity compensation plans.
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
Under the Executive Savings Plan, participants can elect to defer a portion of their base salary and short‑term incentive compensation. Participants also receive a company matching contribution in excess of the contribution limits prescribed by the Internal Revenue Code under the Duke Energy Retirement Savings Plan, which is the 401(k) plan in which employees are generally eligible to participate. Eligible participants may also earn pay credits based on age and length of service on eligible earnings that exceed limited prescribed by the Internal Revenue Code.
In general, payments are made following termination of employment or death in the form of a lump sum or installments, as selected by the participant. Participants may direct the deemed investment of their accounts (with certain exceptions) among investment options available under the Duke Energy Retirement Savings Plan, including the Duke Energy Common Stock Fund. Participants may change their investment elections on a daily basis. Deferrals of equity awards are credited with earnings and losses based on the performance of the Duke Energy Common Stock Fund. The benefits payable under the plan are unfunded and subject to the claims of Duke Energy’s creditors.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2020 and 2019.

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$12.9	$3.0	$4.5	$2.3	$2.2	$1.9	$1.7	$1.3
Audit-Related Fees(b)	1.7	0.2	0.3	0.1	0.2	0.3	0.1	—
Tax Fees(c)	0.1	—	—	—	—	—	—	—
Total Fees	$14.7	$3.2	$4.8	$2.4	$2.4	$2.2	$1.8	$1.3

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$13.5	$4.6	$5.3	$3.1	$2.2	$0.9	$1.4	$0.8
Audit-Related Fees(b)	0.6	0.1	0.2	0.1	0.1	0.2	—	—
Tax Fees(c)	0.2	0.1	0.1	—	—	—	—	—
Total Fees	$14.3	$4.8	$5.6	$3.2	$2.3	$1.1	$1.4	$0.8
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
To safeguard the continued independence of the independent auditor, the Audit Committee of Duke Energy adopted a policy that all services provided by the independent auditor require preapproval by the Audit Committee. Pursuant to the policy, certain audit services, audit-related services, tax services and other services have been specifically preapproved up to fee limits. In the event the cost of any of these services may exceed the fee limits, the Audit Committee must specifically approve the service. All services performed in 2020 and 2019 by the independent accountant were approved by the Audit Committee pursuant to the preapproval policy.

EXHIBITS

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Consolidated Financial Statements and Supplemental Schedules included in Part II of this Annual Report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

EXHIBITS
Duke Energy Indiana, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Piedmont Natural Gas Company, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
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
X
3.4.1
Amended Articles of Incorporation, effective September 19, 2006 (incorporated by reference to Exhibit 3.1 to Duke Energy Ohio, Inc.'s (formerly The Cincinnati Gas & Electric Company) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 17, 2006, File No. 1-1232).
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
X
4.1.1	First Supplemental Indenture, dated as of June 16, 2008 (incorporated by reference to Exhibit 4.2 to Duke Energy Corporation's Current Report on Form 8-K filed on June 16, 2008, File No. 1-32853).	X
4.1.2
Second Supplemental Indenture, dated as of January 26, 2009 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on January 26, 2009, File No. 1-32853).
X
4.1.3	Third Supplemental Indenture, dated as of August 28, 2009 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 28, 2009, File No. 1-32853).	X
4.1.4	Fourth Supplemental Indenture, dated as of March 25, 2010 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on March 25, 2010, File No. 1-32853).	X
4.1.5	Fifth Supplemental Indenture, dated as of August 25, 2011 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 25, 2011, File No. 1-32853).	X
4.1.6
Sixth Supplemental Indenture, dated as of November 17, 2011 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on November 17, 2011, File No. 1-32853).
X
4.1.7
Seventh Supplemental Indenture, dated as of August 16, 2012 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on August 16, 2012, File No. 1-32853).
X
4.1.8
Eighth Supplemental Indenture, dated as of January 14, 2013 (incorporated by reference to Exhibit 2 to the Registration Statement of Form 8-A of Duke Energy Corporation filed on January 14, 2013, File No. 1-32853).
X
4.1.9	Ninth Supplemental Indenture, dated as of June 13, 2013 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 13, 2013, File No. 1-32853).	X
4.1.10
Tenth Supplemental Indenture, dated as of October 11, 2013 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on October 11, 2013, File No. 1-32853).
X
4.1.11	Eleventh Supplemental Indenture, dated as of April 4, 2014 (incorporated by reference to Exhibit 4.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 4, 2014, File No. 1-32853).	X
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
X
4.1.14	Fourteenth Supplemental Indenture, dated as of August 12, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 12, 2016, File No. 1-32853).	X
4.1.15
Fifteenth Supplemental Indenture, dated as of April 11, 2017 (incorporated by reference to Exhibit 4.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 9, 2017, File No. 1-32853).
X
4.1.16
Sixteenth Supplemental Indenture, dated as of June 13, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, File No. 1-32853).
X
4.1.17	Seventeenth Supplemental Indenture, dated as of August 10, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 10, 2017, File No. 1-32853).	X
4.1.18
Eighteenth Supplemental Indenture, dated as of March 29, 2018 (incorporated by reference to Exhibit 4.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 10, 2018, File No. 1-32853).
X
4.1.19
Nineteenth Supplemental Indenture, dated as of May 16, 2018 (incorporated by reference to Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 2, 2018, File No. 1-32853).

X
4.1.20	Twentieth Supplemental Indenture (incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form 8-A filed on September 17, 2018, File No. 1-32853).	X
4.1.21	Twenty-first Supplemental Indenture (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on March 11, 2019, File no. 1-32853).	X
4.1.22	Twenty-second Supplemental Indenture, dated as of June 7, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on June 7, 2019, File No. 1-32853).	X
4.1.23	Twenty-third Supplemental Indenture, dated as of May 15, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 15, 2020, File No. 1-32853).	X
4.1.24
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
X
4.2.2	Sixteenth Supplemental Indenture, dated as of June 5, 2007 (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 6, 2007, File No. 1-4928).		X
4.3	First and Refunding Mortgage from Duke Energy Carolinas, LLC to The Bank of New York Mellon Trust Company, N.A., successor trustee to Guaranty Trust Company of New York, dated as of December 1, 1927 (incorporated by reference to Exhibit 7(a) to registrant's Form S-1, effective October 15, 1947, File No. 2-7224).		X
4.3.1
Instrument of Resignation, Appointment and Acceptance among Duke Energy Carolinas, LLC, JPMorgan Chase Bank, N.A., as Trustee, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of September 24, 2007, (incorporated by reference to Exhibit 4.6.1 to registrant's Registration Statement on Form S-3 filed on October 3, 2007, File No. 333-146483).
X
4.3.2	Ninth Supplemental Indenture, dated as of February 1, 1949 (incorporated by reference to Exhibit 7(j) to registrant's Form S-1 filed on February 3, 1949, File No. 2-7808).		X
4.3.3	Twentieth Supplemental Indenture, dated as of June 15, 1964 (incorporated by reference to Exhibit 4-B-20 to registrant's Form S-1 filed on August 23, 1966, File No. 2-25367).		X
4.3.4	Twenty-third Supplemental Indenture, dated as of February 1, 1968 (incorporated by reference to Exhibit 2-B-26 to registrant's Form S-9 filed on January 21, 1969, File No. 2-31304).		X
4.3.5	Sixtieth Supplemental Indenture, dated as of March 1, 1990 (incorporated by reference to Exhibit 4-B-61 to registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No.1-4928).		X
4.3.6	Sixty-third Supplemental Indenture, dated as of July 1, 1991 (incorporated by reference to Exhibit 4-B-64 to registrant's Registration Statement on Form S-3 filed on February 13, 1992, File No. 33-45501).		X
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
X
4.3.19
Ninety-ninth Supplemental Indenture, dated as of November 14, 2017 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC Current Report on Form 8-K filed on November 14, 2017, File No. 1-4928).
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
X
4.3.22
One-Hundred and Third Supplemental Indenture, dated as of January 8, 2020 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on January 8, 2020, File No. 1-4928).
X
4.3.23
One-Hundred and Fourth Supplemental Indenture, dated as of January 8, 2020 (incorporated by reference to Exhibit 4.3 to registrant's Current Report on Form 8-K filed on January 8, 2020, File No. 1-4928).
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
X
4.4.62	Sixty-sixth Supplemental Indenture dated March 1, 1999 (incorporated by reference to Exhibit 4(c) to Duke Energy Progress’ Current Report on Form 8-K filed on March 19, 1999, File No. 1-3382).				X
4.4.63
Form of Carolina Power & Light Company First Mortgage Bond, 6.80% Series Due August 15, 2007 (incorporated by reference to Exhibit 4 to Duke Energy Progress’ Form 10-Q for the period ended September 30, 1998, File No. 1-3382).
X
4.4.64	Sixty-eighth Supplemental Indenture dated April 1, 2000 (incorporated by reference to Exhibit No. 4(b) to Duke Energy Progress’ Current Report on Form 8-K filed on April 20, 2000, File No. 1-3382).				X
4.4.65
Sixty-ninth Supplemental Indenture dated June 1, 2000 (incorporated by reference to Exhibit No. 4b(2) to Duke Energy Progress’ Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001, File No. 1-3382).
X
4.4.66
Seventieth Supplemental Indenture dated July 1, 2000 (incorporated by reference to Exhibit 4b(3) to Duke Energy Progress’ Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001, File No. 1-3382).
X
4.4.67
Seventy-first Supplemental Indenture dated February 1, 2002 (incorporated by reference to Exhibit 4b(2) to Duke Energy Progress’ Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 28, 2002, File No. 1-3382 and 1-15929).
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
X
4.4.77
Eighty-second Supplemental Indenture, dated as of March 1, 2014, between Duke Energy Progress, Inc. and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on March 6, 2014, File No. 1-3382).
X
4.4.78
Eighty-third Supplemental Indenture, dated as of November 1, 2014, between Duke Energy Progress, Inc. and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on November 20, 2014, File No. 1-3382).
X
4.4.79
Eighty-fifth Supplemental Indenture, dated as of August 1, 2015 (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, LLC's Current Report on Form 8-K filed on August 13, 2015, File No. 1-3382).
X
4.4.80	Eighty-sixth Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 16, 2016, File No. 1-15929).				X
4.4.81	Eighty-seventh Supplemental Indenture, dated as of September 1, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 8, 2017, File No. 1-3382).				X
4.4.82	Eighty-ninth Supplemental Indenture (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on March 7, 2019, File no. 1-3382).				X
4.4.83	Ninetieth Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
4.4.84	First Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
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
X
4.7.16	Fifty-third Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 9, 2016, File No. 1-03274).					X
4.7.17	Fifty-fifth Supplemental Indenture, dated as of June 1, 2018 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 21, 2018, File No. 1-3274).					X
4.7.18	Fifty-sixth Supplemental Indenture, dated as of November 1, 2019 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on November 26, 2019, File No. 1-3274).					X
4.7.19	Fifty-seventh Supplemental Indenture, dated as of June 1, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 11, 2020, File No. 1-3274).					X
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
X
4.8.1	First Supplemental Indenture, dated as of December 12, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 12, 2017, File No. 1-03274).					X
4.8.2	Second Supplemental Indenture, dated as of November 26, 2019 (incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K filed on November 26, 2019, File No. 1-3274).					X
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
X
4.11.3	Forty-fourth Supplemental Indenture, dated as of June 23, 2016 (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 23, 2016, File No. 1-1232).						X
4.11.4	Forty-fifth Supplemental Indenture, dated as of March 27, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 27,2017, File No. 1-01232).						X
4.11.5	Forty-sixth Supplemental Indenture, dated as of January 8, 2019 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on January 8, 2019, File No. 1-1232).						X
4.11.6	Forty-seventh Supplemental Indenture, dated as of May 21, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 21, 2020, File No. 1-1232).						X
4.12
Indenture between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of November 15, 1996 (incorporated by reference to Exhibit 4(v) to the Cinergy Corp. Form 10-K for the year ended December 31, 1996, filed on March 27, 1997, File No. 1-11377).
X
4.12.1
Third Supplemental Indenture, dated as of March 15, 1998 (incorporated by reference to Exhibit 4-w to Cinergy Corp.’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 27, 1998, File No. 1-11377).
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
X
4.13.22	Sixty-eighth Supplemental Indenture, dated as of May 12, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 12, 2016, File No. 1-3543).							X
4.13.23	Sixty-ninth Supplemental Indenture, dated as of September 27, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on September 27, 2019, File No. 1-3543).							X
4.13.24	Seventieth Supplemental Indenture, dated as of March 12, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 12, 2020, File No. 1-3543).							X
4.14	Repayment Agreement between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Dayton Power and Light Company, dated as of December 23, 1992, (filed with registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1232).						X
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
X
4.26.7	Ninth Supplemental Indenture, dated as of May 24, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on May 24, 2019, File No. 1-6196).								X
4.26.8	Tenth Supplemental Indenture, dated as of May 21, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 21, 2020, File No. 1-6196).								X
4.27	Medium-Term Note, Series A, dated as of October 6, 1993 (incorporated by reference to Exhibit 4.8 to registrant's Annual Report on Form 10-K for the year ended October 31, 1993, File No. 1-06196).								X
4.28	Medium-Term Note, Series A, dated as of September 19, 1994 (incorporated by reference to Exhibit 4.9 to registrant's Annual Report on Form 10-K for the year ended October 31, 1994, File No. 1-06196).								X
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
10.14.5
Amendment No. 5 and Consent, dated as of March 16, 2020, among registrants', the Lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, and Swingline Lender (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on March 17, 2020, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).
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
X
10.18**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
10.19**
Performance-Based Retention Award Agreement (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 9, 2017, File No. 1-32853).
X
10.20**	Performance Award Agreement (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 9, 2017, File No. 1-32853).	X
10.21**
Performance Award Agreement (incorporated by reference to Exhibit 10.27 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 1-32853).
X
10.22**
Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 9, 2019, File No. 1-32853).
X
10.23**
Performance Award Agreement (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, File No. 1-32853).
X
10.24**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 9, 2019, File No. 1-32853).
X
10.25
Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).
X
10.26
Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012 (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).
X
10.27
Settlement Agreement between Duke Energy Carolinas, LLC, Duke Energy Progress, LLC, and The North Carolina Department of Environmental Quality, dated as of December 31, 2019 (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on January 2, 2020, File Nos. 1-4928, 1-3382).
			X		X
10.28
Duke Energy Carolinas Summary of Partial Settlement in North Carolina Rate Case (incorporated by reference to Exhibit 99.1 to registrant's Current Report on Form 8-K filed on March 26, 2020, File Nos. 1-32853, 1-4928, 1-3382).
		X	X		X
10.29**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, File No. 1-32853).
X
10.30**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.52 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32852).
X
10.30.1**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of September 30, 2020 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.31	Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letter, dated as of February 18, 1982, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(a) to registrant's File No. 33-25560).				X
10.32	Operating and Fuel Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letters, dated as of August 21, 1981, and December 15, 1981, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(b) to registrant's File No. 33-25560).				X
10.33	Power Coordination Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency and amending letter, dated as of January 29, 1982 (incorporated by reference to Exhibit 10(c) to registrant's File No. 33-25560).				X
10.34	Amendment, dated as of December 16, 1982, to Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Eastern Municipal Power Agency (incorporated by reference to Exhibit 10(d) to registrant's File No. 33-25560).				X
10.35**	Progress Energy, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit C to registrant's Form DEF 14A filed on March 30, 2007, File No. 1-15929).			X
10.36
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
10.37
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
10.38**
Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).
X
10.38.1**
Amendment to Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 25, 2015 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 29, 2015, File No. 1-32853).
X
10.39**
Duke Energy Corporation Executive Short-Term Incentive Plan, dated as of February 25, 2013 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 7, 2013, File No. 1-32853).
X
10.40**
Duke Energy Corporation 2017 Director Compensation Program Summary (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017, File No. 1-32853).
X
10.41**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).
X
10.41.1**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 3, 2017, File No. 1-32853).
X
10.41.2**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.42
Agreement between Duke Energy SAM, LLC, Duke Energy Ohio, Inc., Duke Energy Commercial Enterprise, Inc. and Dynegy Resource I, LLC, dated as of August 21, 2014 (incorporated by reference to Exhibit 10.61 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X					X
10.43
Asset Purchase Agreement between Duke Energy Progress, Inc. and North Carolina Eastern Municipal Power Agency, dated as of September 5, 2014 (incorporated by reference to Exhibit 10.62 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X			X
10.44
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
10.48
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
10.49**
Amended and Restated Employment Agreement, dated May 25, 2012, between Piedmont Natural Gas Company, Inc. and Franklin H. Yoho (incorporated by reference to Exhibits 10.1 and 10.2 to Piedmont Natural Gas Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, filed on September 7, 2012, File No. 1-06196).
X
10.50**
Severance Agreements with Thomas E. Skains and Franklin H. Yoho, dated September 4, 2007 (incorporated by reference to Exhibits 10.2 and 10.2a to Piedmont Natural Gas Company, Inc's Quarterly Report on Form 10-Q for the quarter ended July 31, 2007, filed on September 7, 2007, File No. 1-06196).
X
10.51**
Piedmont Natural Gas Company, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.64 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017, File No. 1-32853).
X
10.51.1**
First Amendment to Piedmont Natural Gas Company, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-8 filed on October 3, 2016, File No. 1-32853).
X
10.52**
Waiver of Certain Rights to Terminate for Good Reason between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.66 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017, File No. 1-32853).
X
10.53**
Notice of Non-Renewal of Employment Agreement between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.67 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017, File No. 1-32853).
X
10.54**
Retention Award Agreement, dated as of October 24, 2015, between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.68 to registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017, File No. 1-32853).
X
10.55**
Consulting Agreement, dated as of October 4, 2019, between Duke Energy Corporation and Franklin H. Yoho (incorporated by reference to Exhibit 10.54 to registrant's Annual Report of Form 10-K for the year ended December 31, 2019, filed on February 20, 2020, File No. 1-32853).
X
10.56
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
10.57
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
10.58
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
X
10.58.1
Joinder Agreement, dated as of March 27, 2020, by and among, the registrant, each of the Incremental Lenders listed therein, and PNC Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, File No. 1-32853).
X
10.59
Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10 to registrant's Current Report on Form 8-K filed on May 12, 2011, File No. 1-06196).
X
10.60
Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed on March 6, 2013, File No. 1-06196).
X
10.60.1
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
10.60.2
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
10.61
Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company (incorporated by reference to Exhibit 10.39 to registrant's Annual Report on Form 10-K for the year ended October 31, 2013, filed on December 23, 2013, File No. 1-06196).
X
10.62
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
10.63
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
X
10.64
Decommissioning Services Agreement between Duke Energy Florida, LLC, and ADP CR3, LLC, and ADP SF1, LLC (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 6, 2019, File No. 2-5293). (Portions of the exhibit have been omitted for confidentiality.)

X
10.65	Form of Forward Sale Agreement (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 8, 2019, File No. 1-32853).	X
10.66
Lease Agreement dated as of December 23, 2019, between the registrant and CGA 525 South Tryon TIC 1, LLC, a Delaware limited liability company, CGA 525 South Tryon TIC 2, LLC, a Delaware limited liability company, and CK 525 South Tryon TIC, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.64 to registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 20, 2020, File No. 1-4928).
X
10.67
Construction Agency Agreement dated as of December 23, 2019, between the registrant and CGA 525 South Tryon TIC 1, LLC, a Delaware limited liability company, CGA 525 South Tryon TIC 2, LLC, a Delaware limited liability company, and CK 525 South Tryon TIC, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.65 to registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 20, 2020, File No. 1-4928).
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
Date: February 25, 2021

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chair, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)

(iv)	Directors:

	Michael G. Browning*	John T. Herron*

	Annette K. Clayton*	William E. Kennard*

	Theodore F. Craver, Jr.*	E. Marie McKee*

	Robert M. Davis*	Marya M. Rose*

	Daniel R. DiMicco*	Thomas E. Skains*

	Nicholas C. Fanandakis*	William E. Webster, Jr.*

Lynn J. Good*

Steven K. Young, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk (*) pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ STEVEN K. YOUNG
Attorney-In-Fact

 Date: February 25, 2021

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2021

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
Date: February 25, 2021

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2021

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
Date: February 25, 2021

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2021

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
Date: February 25, 2021

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2021

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
Date: February 25, 2021

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2021

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
Date: February 25, 2021

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2021

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
Date: February 25, 2021

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2021

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
Date: February 25, 2021