Form 10-Q
period 2021-03-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2021-05-10
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at April 30, 2021:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	769,218,956
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida Office of Public Counsel and other customer representatives

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida Office of Public Counsel and other customer representatives, which replaces and supplants the 2013 Settlement

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Inc. and Duke Energy

ACP pipeline	The approximately 600-mile canceled interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

CCR	Coal Combustion Residuals

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the company	Duke Energy Corporation and its subsidiaries

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	U.S. Environmental Protection Agency

EPS	Earnings Per Share

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GLOSSARY OF TERMS

GIC	GIC Private Limited

GWh	Gigawatt-hours

IGCC	Integrated Gasification Combined Cycle

IMR	Integrity Management Rider

IRS	Internal Revenue Service

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

PJM	Pennsylvania-New Jersey-Maryland Interconnection

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2021	2020
Operating Revenues
Regulated electric	$5,219	$5,124
Regulated natural gas	749	638
Nonregulated electric and other	182	187
Total operating revenues	6,150	5,949
Operating Expenses
Fuel used in electric generation and purchased power	1,443	1,447
Cost of natural gas	276	199
Operation, maintenance and other	1,402	1,339
Depreciation and amortization	1,226	1,130
Property and other taxes	353	345
Impairment of assets and other charges	—	2
Total operating expenses	4,700	4,462
Gains on Sales of Other Assets and Other, net	—	1
Operating Income	1,450	1,488
Other Income and Expenses
Equity in (losses) earnings of unconsolidated affiliates	(17)	44
Other income and expenses, net	127	46
Total other income and expenses	110	90
Interest Expense	535	551
Income Before Income Taxes	1,025	1,027
Income Tax Expense	84	137
Net Income	941	890
Add: Net Loss Attributable to Noncontrolling Interests	51	48
Net Income Attributable to Duke Energy Corporation	992	938
Less: Preferred Dividends	39	39
Net Income Available to Duke Energy Corporation Common Stockholders	$953	$899

Earnings Per Share – Basic and Diluted
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.25	$1.24
Weighted Average Shares Outstanding
Basic	769	734
Diluted	769	736

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net Income	$941	$890
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	2	1
Net unrealized gains (losses) on cash flow hedges	29	(81)
Reclassification into earnings from cash flow hedges	3	2
Unrealized (losses) gains on available-for-sale securities	(8)	1
Other Comprehensive Income (Loss), net of tax	26	(77)
Comprehensive Income	967	813
Add: Comprehensive Loss Attributable to Noncontrolling Interests	44	62
Comprehensive Income Attributable to Duke Energy	1,011	875
Less: Preferred Dividends	39	39
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$972	$836
(a)Net of income tax impacts of approximately $8 million and $23 million for the three months ended March 31, 2021, and 2020, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$379	$259
Receivables (net of allowance for doubtful accounts of $31 at 2021 and $29 at 2020)	950	1,009
Receivables of VIEs (net of allowance for doubtful accounts of $116 at 2021 and $117 at 2020)	1,834	2,144
Inventory	3,076	3,167
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	1,650	1,641
Other (includes $333 at 2021 and $296 at 2020 related to VIEs)	619	462
Total current assets	8,508	8,682
Property, Plant and Equipment
Cost	157,372	155,580
Accumulated depreciation and amortization	(49,772)	(48,827)
Generation facilities to be retired, net	29	29
Net property, plant and equipment	107,629	106,782
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $927 at 2021 and $937 at 2020 related to VIEs)	12,441	12,421
Nuclear decommissioning trust funds	9,410	9,114
Operating lease right-of-use assets, net	1,540	1,524
Investments in equity method unconsolidated affiliates	919	961
Other (includes $82 at 2021 and $81 at 2020 related to VIEs)	3,715	3,601
Total other noncurrent assets	47,328	46,924
Total Assets	$163,465	$162,388
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,497	$3,144
Notes payable and commercial paper	4,064	2,873
Taxes accrued	574	482
Interest accrued	536	537
Current maturities of long-term debt (includes $472 at 2021 and 2020 related to VIEs)	5,586	4,238
Asset retirement obligations	709	718
Regulatory liabilities	1,509	1,377
Other	1,858	2,936
Total current liabilities	17,333	16,305
Long-Term Debt (includes $3,686 at 2021 and $3,535 at 2020 related to VIEs)	54,768	55,625
Other Noncurrent Liabilities
Deferred income taxes	9,459	9,244
Asset retirement obligations	12,299	12,286
Regulatory liabilities	15,070	15,029
Operating lease liabilities	1,352	1,340
Accrued pension and other post-retirement benefit costs	1,010	969
Investment tax credits	747	687
Other (includes $331 at 2021 and $316 at 2020 related to VIEs)	1,769	1,719
Total other noncurrent liabilities	41,706	41,274
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2021 and 2020	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2021 and 2020	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 769 million shares outstanding at 2021 and 2020	1	1
Additional paid-in capital	43,761	43,767
Retained earnings	2,680	2,471
Accumulated other comprehensive loss	(218)	(237)
Total Duke Energy Corporation stockholders' equity	48,186	47,964
Noncontrolling interests	1,472	1,220
Total equity	49,658	49,184
Total Liabilities and Equity	$163,465	$162,388

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$941	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,385	1,301
Equity in losses (earnings) of unconsolidated affiliates	17	(44)
Equity component of AFUDC	(42)	(40)
Deferred income taxes	86	422
Payments for asset retirement obligations	(114)	(132)
(Increase) decrease in
Receivables	377	466
Inventory	91	(92)
Other current assets	(47)	(131)
Increase (decrease) in
Accounts payable	(467)	(657)
Taxes accrued	104	113
Other current liabilities	(263)	(455)
Other assets	51	(37)
Other liabilities	(31)	(50)
Net cash provided by operating activities	2,088	1,554
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,215)	(2,832)
Contributions to equity method investments	—	(77)
Purchases of debt and equity securities	(1,584)	(1,392)
Proceeds from sales and maturities of debt and equity securities	1,601	1,347
Disbursements to canceled equity method investments	(855)	—
Other	(84)	(68)
Net cash used in investing activities	(3,137)	(3,022)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	608	1,954
Issuance of common stock	5	40
Payments for the redemption of long-term debt	(76)	(292)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	50	1,784
Payments for the redemption of short-term debt with original maturities greater than 90 days	(909)	(17)
Notes payable and commercial paper	2,046	(198)
Contributions from noncontrolling interests	303	103
Dividends paid	(783)	(707)
Other	(59)	(74)
Net cash provided by financing activities	1,185	2,593
Net increase in cash, cash equivalents and restricted cash	136	1,125
Cash, cash equivalents and restricted cash at beginning of period	556	573
Cash, cash equivalents and restricted cash at end of period	$692	$1,698
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$921	$934
Non-cash dividends	—	27

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2019	$1,962	733	$1	$40,881	$4,108	$(51)	$3	$(82)	$46,822	$1,129	$47,951
Net income (loss)	—	—	—	—	899	—	—	—	899	(48)	851
Other comprehensive (loss) income	—	—	—	—	—	(65)	1	1	(63)	(14)	(77)
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	50	—	—	—	—	50	—	50
Common stock dividends	—	—	—	—	(695)	—	—	—	(695)	—	(695)
Contributions from noncontrolling interests, net of transaction costs	—	—	—	—	—	—	—	—	—	103	103
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other(a)	—	—	—	(1)	(91)	—	—	—	(92)	(1)	(93)
Balance at March 31, 2020	$1,962	735	$1	$40,930	$4,221	$(116)	$4	$(81)	$46,921	$1,162	$48,083

Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
Net income (loss)	—	—	—	—	953	—	—	—	953	(51)	902
Other comprehensive income (loss)	—	—	—	—	—	25	(8)	2	19	7	26
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Common stock dividends	—	—	—	—	(744)	—	—	—	(744)	—	(744)
Contributions from noncontrolling interests, net of transaction costs	—	—	—	(3)	—	—	—	—	(3)	303	300
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Balance at March 31, 2021	$1,962	769	$1	$43,761	$2,680	$(142)	$(2)	$(74)	$48,186	$1,472	$49,658
(a)    Amounts in Retained earnings primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating Revenues	$1,716	$1,748
Operating Expenses
Fuel used in electric generation and purchased power	422	453
Operation, maintenance and other	441	386
Depreciation and amortization	359	343
Property and other taxes	83	81
Impairment of assets and other charges	—	2
Total operating expenses	1,305	1,265
Gains on Sales of Other Assets and Other, net	—	1
Operating Income	411	484
Other Income and Expenses, net	48	43
Interest Expense	124	123
Income Before Income Taxes	335	404
Income Tax Expense	23	65
Net Income and Comprehensive Income	$312	$339

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$12	$21
Receivables (net of allowance for doubtful accounts of $2 at 2021 and $1 at 2020)	171	247
Receivables of VIEs (net of allowance for doubtful accounts of $32 at 2021 and $22 at 2020)	613	696
Receivables from affiliated companies	119	124
Inventory	1,021	1,010
Regulatory assets	433	473
Other	90	20
Total current assets	2,459	2,591
Property, Plant and Equipment
Cost	51,027	50,640
Accumulated depreciation and amortization	(17,690)	(17,453)
Net property, plant and equipment	33,337	33,187
Other Noncurrent Assets
Regulatory assets	3,028	2,996
Nuclear decommissioning trust funds	5,147	4,977
Operating lease right-of-use assets, net	105	110
Other	1,185	1,187
Total other noncurrent assets	9,465	9,270
Total Assets	$45,261	$45,048
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$643	$1,000
Accounts payable to affiliated companies	206	199
Notes payable to affiliated companies	508	506
Taxes accrued	138	76
Interest accrued	128	117
Current maturities of long-term debt	507	506
Asset retirement obligations	258	264
Regulatory liabilities	559	473
Other	440	546
Total current liabilities	3,387	3,687
Long-Term Debt	11,522	11,412
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,913	3,842
Asset retirement obligations	5,117	5,086
Regulatory liabilities	6,540	6,535
Operating lease liabilities	93	97
Accrued pension and other post-retirement benefit costs	72	73
Investment tax credits	235	236
Other	616	626
Total other noncurrent liabilities	16,586	16,495
Commitments and Contingencies
Equity
Member's equity	13,473	13,161
Accumulated other comprehensive loss	(7)	(7)
Total equity	13,466	13,154
Total Liabilities and Equity	$45,261	$45,048

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$312	$339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	428	414
Equity component of AFUDC	(16)	(14)
Deferred income taxes	(8)	22
Payments for asset retirement obligations	(35)	(41)
(Increase) decrease in
Receivables	156	156
Receivables from affiliated companies	5	27
Inventory	(11)	(72)
Other current assets	(48)	96
Increase (decrease) in
Accounts payable	(255)	(253)
Accounts payable to affiliated companies	7	15
Taxes accrued	62	87
Other current liabilities	(77)	(108)
Other assets	43	(60)
Other liabilities	(17)	(10)
Net cash provided by operating activities	546	598
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(622)	(724)
Purchases of debt and equity securities	(1,128)	(607)
Proceeds from sales and maturities of debt and equity securities	1,128	607
Notes receivable from affiliated companies	—	(436)
Other	(43)	(18)
Net cash used in investing activities	(665)	(1,178)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	142	910
Payments for the redemption of long-term debt	(33)	(2)
Notes payable to affiliated companies	2	(29)
Distributions to parent	—	(300)
Other	(1)	(1)
Net cash provided by financing activities	110	578
Net decrease in cash and cash equivalents	(9)	(2)
Cash and cash equivalents at beginning of period	21	18
Cash and cash equivalents at end of period	$12	$16
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$268	$254

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2019	$12,818	$(7)	$12,811
Net income	339	—	339
Distributions to parent	(300)	—	(300)
Other(a)	(13)	—	(13)
Balance at March 31, 2020	$12,844	$(7)	$12,837

Balance at December 31, 2020	$13,161	$(7)	$13,154
Net income	312	—	312
Balance at March 31, 2021	$13,473	$(7)	$13,466
(a)Amounts primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating Revenues	$2,505	$2,422
Operating Expenses
Fuel used in electric generation and purchased power	795	763
Operation, maintenance and other	601	554
Depreciation and amortization	485	452
Property and other taxes	142	135
Total operating expenses	2,023	1,904
Losses on Sales of Other Assets and Other, net	—	(1)
Operating Income	482	517
Other Income and Expenses, net	43	32
Interest Expense	192	206
Income Before Income Taxes	333	343
Income Tax Expense	43	60
Net Income	$290	$283

Net Income	$290	$283
Other Comprehensive Income, net of tax
Net unrealized gains on cash flow hedges	1	1
Unrealized (losses) gains on available-for-sale securities	(1)	1
Other Comprehensive Income, net of tax	—	2
Comprehensive Income	$290	$285
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$74	$59
Receivables (net of allowance for doubtful accounts of $8 at 2021 and 2020)	166	228
Receivables of VIEs (net of allowance for doubtful accounts of $29 at 2021 and 2020)	749	901
Receivables from affiliated companies	76	157
Inventory	1,336	1,375
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	821	758
Other (includes $14 at 2021 and $39 at 2020 related to VIEs)	257	109
Total current assets	3,479	3,587
Property, Plant and Equipment
Cost	58,546	57,892
Accumulated depreciation and amortization	(18,718)	(18,368)
Generation facilities to be retired, net	29	29
Net property, plant and equipment	39,857	39,553
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $927 at 2021 and $937 at 2020 related to VIEs)	5,749	5,775
Nuclear decommissioning trust funds	4,263	4,137
Operating lease right-of-use assets, net	720	690
Other	1,267	1,227
Total other noncurrent assets	15,654	15,484
Total Assets	$58,990	$58,624
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$796	$919
Accounts payable to affiliated companies	321	289
Notes payable to affiliated companies	2,844	2,969
Taxes accrued	143	121
Interest accrued	187	202
Current maturities of long-term debt (includes $305 at 2021 and 2020 related to VIEs)	2,127	1,426
Asset retirement obligations	267	283
Regulatory liabilities	702	640
Other	744	793
Total current liabilities	8,131	7,642
Long-Term Debt (includes $1,322 at 2021 and $1,252 at 2020 related to VIEs)	17,056	17,688
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,489	4,396
Asset retirement obligations	5,859	5,866
Regulatory liabilities	5,126	5,051
Operating lease liabilities	648	623
Accrued pension and other post-retirement benefit costs	501	505
Other	500	462
Total other noncurrent liabilities	17,123	16,903
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2021 and 2020	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	7,400	7,109
Accumulated other comprehensive loss	(15)	(15)
Total Progress Energy, Inc. stockholders' equity	16,528	16,237
Noncontrolling interests	2	4
Total equity	16,530	16,241
Total Liabilities and Equity	$58,990	$58,624
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$290	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	575	552
Equity component of AFUDC	(13)	(14)
Deferred income taxes	79	80
Payments for asset retirement obligations	(69)	(79)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	6	1
Receivables	214	149
Receivables from affiliated companies	81	27
Inventory	39	(40)
Other current assets	(150)	43
Increase (decrease) in
Accounts payable	(69)	(211)
Accounts payable to affiliated companies	32	19
Taxes accrued	23	71
Other current liabilities	(60)	(128)
Other assets	(27)	(38)
Other liabilities	(64)	(56)
Net cash provided by operating activities	887	659
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(796)	(972)
Purchases of debt and equity securities	(517)	(651)
Proceeds from sales and maturities of debt and equity securities	537	643
Notes receivable from affiliated companies	—	164
Other	(59)	(39)
Net cash used in investing activities	(835)	(855)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	98	—
Payments for the redemption of long-term debt	(34)	(283)
Notes payable to affiliated companies	(125)	479
Other	(2)	(1)
Net cash (used in) provided by financing activities	(63)	195
Net decrease in cash, cash equivalents and restricted cash	(11)	(1)
Cash, cash equivalents and restricted cash at beginning of period	200	126
Cash, cash equivalents and restricted cash at end of period	$189	$125
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$317	$310
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2019	$9,143	$6,465	$(10)	$(1)	$(7)	$15,590	$3	$15,593
Net income	—	283	—	—	—	283	—	283
Other comprehensive income	—	—	1	1	—	2	—	2
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at March 31, 2020	$9,143	$6,747	$(9)	$—	$(7)	$15,874	$3	$15,877

Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
Net income	—	290	—	—	—	290	—	290
Other comprehensive income (loss)	—	—	1	(1)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	1	—	—	—	1	(1)	—
Balance at March 31, 2021	$9,143	$7,400	$(4)	$(3)	$(8)	$16,528	$2	$16,530

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating Revenues	$1,401	$1,338
Operating Expenses
Fuel used in electric generation and purchased power	436	405
Operation, maintenance and other	357	305
Depreciation and amortization	285	287
Property and other taxes	49	47
Total operating expenses	1,127	1,044
Losses on Sales of Other Assets and Other, net	—	(1)
Operating Income	274	293
Other Income and Expenses, net	24	22
Interest Expense	69	69
Income Before Income Taxes	229	246
Income Tax Expense	19	42
Net Income and Comprehensive Income	$210	$204

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$46	$39
Receivables (net of allowance for doubtful accounts of $4 at 2021 and 2020)	80	132
Receivables of VIEs (net of allowance for doubtful accounts of $19 at 2021 and 2020)	422	500
Receivables from affiliated companies	70	50
Inventory	882	911
Regulatory assets	469	492
Other	138	60
Total current assets	2,107	2,184
Property, Plant and Equipment
Cost	36,077	35,759
Accumulated depreciation and amortization	(13,064)	(12,801)
Generation facilities to be retired, net	29	29
Net property, plant and equipment	23,042	22,987
Other Noncurrent Assets
Regulatory assets	4,033	3,976
Nuclear decommissioning trust funds	3,645	3,500
Operating lease right-of-use assets, net	386	346
Other	759	740
Total other noncurrent assets	8,823	8,562
Total Assets	$33,972	$33,733
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$339	$454
Accounts payable to affiliated companies	225	215
Notes payable to affiliated companies	163	295
Taxes accrued	73	85
Interest accrued	71	99
Current maturities of long-term debt	1,302	603
Asset retirement obligations	267	283
Regulatory liabilities	618	530
Other	383	411
Total current liabilities	3,441	2,975
Long-Term Debt	7,904	8,505
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,374	2,298
Asset retirement obligations	5,366	5,352
Regulatory liabilities	4,454	4,394
Operating lease liabilities	356	323
Accrued pension and other post-retirement benefit costs	240	242
Investment tax credits	131	132
Other	86	102
Total other noncurrent liabilities	13,007	12,843
Commitments and Contingencies
Equity
Member's Equity	9,470	9,260
Total Liabilities and Equity	$33,972	$33,733

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	331	331
Equity component of AFUDC	(8)	(10)
Deferred income taxes	6	43
Payments for asset retirement obligations	(46)	(75)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	(2)
Receivables	131	133
Receivables from affiliated companies	(20)	2
Inventory	29	(22)
Other current assets	(21)	54
Increase (decrease) in
Accounts payable	(62)	(220)
Accounts payable to affiliated companies	10	5
Taxes accrued	(12)	26
Other current liabilities	(25)	(73)
Other assets	(35)	(48)
Other liabilities	(15)	(8)
Net cash provided by operating activities	475	340
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(400)	(466)
Purchases of debt and equity securities	(382)	(550)
Proceeds from sales and maturities of debt and equity securities	380	540
Other	(29)	(16)
Net cash used in investing activities	(431)	(492)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	98	—
Payments for the redemption of long-term debt	(2)	(1)
Notes payable to affiliated companies	(132)	163
Other	(1)	—
Net cash (used in) provided by financing activities	(37)	162
Net increase in cash and cash equivalents	7	10
Cash and cash equivalents at beginning of period	39	22
Cash and cash equivalents at end of period	$46	$32
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$96	$87

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2019	$9,246
Net income	204
Balance at March 31, 2020	$9,450

Balance at December 31, 2020	$9,260
Net income	210
Balance at March 31, 2021	$9,470

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating Revenues	$1,101	$1,080
Operating Expenses
Fuel used in electric generation and purchased power	359	358
Operation, maintenance and other	242	245
Depreciation and amortization	200	165
Property and other taxes	93	88
Total operating expenses	894	856
Operating Income	207	224
Other Income and Expenses, net	18	10
Interest Expense	80	84
Income Before Income Taxes	145	150
Income Tax Expense	28	30
Net Income	$117	$120
Other Comprehensive Income, net of tax
Unrealized (losses) gains on available-for-sale securities	(1)	1
Comprehensive Income	$116	$121

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$22	$11
Receivables (net of allowance for doubtful accounts of $5 at 2021 and $4 at 2020)	84	94
Receivables of VIEs (net of allowance for doubtful accounts of $10 at 2021 and 2020)	327	401
Receivables from affiliated companies	7	3
Inventory	455	464
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	352	265
Other (includes $14 at 2021 and $39 at 2020 related to VIEs)	82	41
Total current assets	1,329	1,279
Property, Plant and Equipment
Cost	22,459	22,123
Accumulated depreciation and amortization	(5,646)	(5,560)
Net property, plant and equipment	16,813	16,563
Other Noncurrent Assets
Regulatory assets (includes $927 at 2021 and $937 at 2020 related to VIEs)	1,717	1,799
Nuclear decommissioning trust funds	617	637
Operating lease right-of-use assets, net	333	344
Other	355	335
Total other noncurrent assets	3,022	3,115
Total Assets	$21,164	$20,957
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$457	$465
Accounts payable to affiliated companies	108	85
Notes payable to affiliated companies	279	196
Taxes accrued	84	82
Interest accrued	75	69
Current maturities of long-term debt (includes $305 at 2021 and 2020 related to VIEs)	824	823
Regulatory liabilities	84	110
Other	356	374
Total current liabilities	2,267	2,204
Long-Term Debt (includes $972 at 2021 and $1,002 at 2020 related to VIEs)	7,060	7,092
Other Noncurrent Liabilities
Deferred income taxes	2,209	2,191
Asset retirement obligations	493	514
Regulatory liabilities	672	658
Operating lease liabilities	292	300
Accrued pension and other post-retirement benefit costs	230	231
Other	267	209
Total other noncurrent liabilities	4,163	4,103
Commitments and Contingencies
Equity
Member's equity	7,677	7,560
Accumulated other comprehensive loss	(3)	(2)
Total equity	7,674	7,558
Total Liabilities and Equity	$21,164	$20,957

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	243	219
Equity component of AFUDC	(4)	(4)
Deferred income taxes	74	34
Payments for asset retirement obligations	(24)	(5)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	3
Receivables	83	15
Receivables from affiliated companies	(4)	—
Inventory	10	(19)
Other current assets	(101)	7
Increase (decrease) in
Accounts payable	(7)	11
Accounts payable to affiliated companies	23	(20)
Taxes accrued	3	31
Other current liabilities	(41)	(58)
Other assets	12	13
Other liabilities	(48)	(46)
Net cash provided by operating activities	338	301
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(396)	(506)
Purchases of debt and equity securities	(134)	(101)
Proceeds from sales and maturities of debt and equity securities	157	103
Notes receivable from affiliated companies	—	173
Other	(30)	(23)
Net cash used in investing activities	(403)	(354)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(33)	(282)
Notes payable to affiliated companies	83	305
Other	—	(1)
Net cash provided by financing activities	50	22
Net decrease in cash, cash equivalents and restricted cash	(15)	(31)
Cash, cash equivalents and restricted cash at beginning of period	50	56
Cash, cash equivalents and restricted cash at end of period	$35	$25
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$222	$223

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2019	$6,789	$(1)	$6,788
Net income	120	—	120
Other comprehensive income	—	1	1
Balance at March 31, 2020	$6,909	$—	$6,909

Balance at December 31, 2020	$7,560	$(2)	$7,558
Net income	117	—	117
Other comprehensive loss	—	(1)	(1)
Balance at March 31, 2021	$7,677	$(3)	$7,674

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating Revenues
Regulated electric	$363	$346
Regulated natural gas	169	152
Total operating revenues	532	498
Operating Expenses
Fuel used in electric generation and purchased power	82	87
Cost of natural gas	51	37
Operation, maintenance and other	108	123
Depreciation and amortization	74	68
Property and other taxes	92	83
Total operating expenses	407	398
Operating Income	125	100
Other Income and Expenses, net	5	3
Interest Expense	25	24
Income Before Income Taxes	105	79
Income Tax Expense	14	14
Net Income and Comprehensive Income	$91	$65

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$18	$14
Receivables (net of allowance for doubtful accounts of $4 at 2021 and 2020)	98	98
Receivables from affiliated companies	60	102
Inventory	108	110
Regulatory assets	54	39
Other	18	31
Total current assets	356	394
Property, Plant and Equipment
Cost	11,199	11,022
Accumulated depreciation and amortization	(3,049)	(3,013)
Net property, plant and equipment	8,150	8,009
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	620	610
Operating lease right-of-use assets, net	20	20
Other	75	72
Total other noncurrent assets	1,635	1,622
Total Assets	$10,141	$10,025
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$266	$279
Accounts payable to affiliated companies	56	68
Notes payable to affiliated companies	270	169
Taxes accrued	192	247
Interest accrued	32	31
Current maturities of long-term debt	50	50
Asset retirement obligations	8	3
Regulatory liabilities	59	65
Other	67	70
Total current liabilities	1,000	982
Long-Term Debt	3,015	3,014
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,001	981
Asset retirement obligations	104	108
Regulatory liabilities	739	748
Operating lease liabilities	20	20
Accrued pension and other post-retirement benefit costs	114	113
Other	97	99
Total other noncurrent liabilities	2,075	2,069
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2021 and 2020	762	762
Additional paid-in capital	2,776	2,776
Retained earnings	488	397
Total equity	4,026	3,935
Total Liabilities and Equity	$10,141	$10,025

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	69
Equity component of AFUDC	(2)	(1)
Deferred income taxes	12	14
(Increase) decrease in
Receivables	—	1
Receivables from affiliated companies	5	40
Inventory	2	14
Other current assets	(5)	8
Increase (decrease) in
Accounts payable	8	(19)
Accounts payable to affiliated companies	(12)	—
Taxes accrued	(55)	(49)
Other current liabilities	(8)	2
Other assets	(16)	(2)
Other liabilities	1	(5)
Net cash provided by operating activities	96	137
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(220)	(217)
Notes receivable from affiliated companies	37	—
Other	(10)	(10)
Net cash used in investing activities	(193)	(227)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to affiliated companies	101	87
Net cash provided by financing activities	101	87
Net increase (decrease) in cash and cash equivalents	4	(3)
Cash and cash equivalents at beginning of period	14	17
Cash and cash equivalents at end of period	$18	$14
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$84	$66
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2019	$762	$2,776	$145	$3,683
Net income	—	—	65	65
Balance at March 31, 2020	$762	$2,776	$210	$3,748

Balance at December 31, 2020	$762	$2,776	$397	$3,935
Net income	—	—	91	91
Balance at March 31, 2021	$762	$2,776	$488	$4,026

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating Revenues	$745	$692
Operating Expenses
Fuel used in electric generation and purchased power	217	194
Operation, maintenance and other	178	186
Depreciation and amortization	152	132
Property and other taxes	21	22
Total operating expenses	568	534
Operating Income	177	158
Other Income and Expenses, net	9	10
Interest Expense	50	43
Income Before Income Taxes	136	125
Income Tax Expense	24	26
Net Income and Comprehensive Income	$112	$99

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$17	$7
Receivables (net of allowance for doubtful accounts of $3 at 2021 and 2020)	63	55
Receivables from affiliated companies	62	112
Notes receivable from affiliated companies	51	—
Inventory	436	473
Regulatory assets	151	125
Other	34	37
Total current assets	814	809
Property, Plant and Equipment
Cost	17,548	17,382
Accumulated depreciation and amortization	(5,821)	(5,661)
Net property, plant and equipment	11,727	11,721
Other Noncurrent Assets
Regulatory assets	1,217	1,203
Operating lease right-of-use assets, net	54	55
Other	251	253
Total other noncurrent assets	1,522	1,511
Total Assets	$14,063	$14,041
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$163	$188
Accounts payable to affiliated companies	72	88
Notes payable to affiliated companies	—	131
Taxes accrued	122	62
Interest accrued	59	51
Current maturities of long-term debt	123	70
Asset retirement obligations	176	168
Regulatory liabilities	119	111
Other	82	83
Total current liabilities	916	952
Long-Term Debt	3,818	3,871
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,230	1,228
Asset retirement obligations	997	1,008
Regulatory liabilities	1,629	1,627
Operating lease liabilities	52	53
Accrued pension and other post-retirement benefit costs	172	171
Investment tax credits	168	168
Other	35	30
Total other noncurrent liabilities	4,283	4,285
Commitments and Contingencies
Equity
Member's Equity	4,896	4,783
Total Liabilities and Equity	$14,063	$14,041

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	153	133
Equity component of AFUDC	(5)	(6)
Deferred income taxes	(12)	16
Payments for asset retirement obligations	(10)	(12)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	—
Receivables	(9)	15
Receivables from affiliated companies	—	3
Inventory	38	(21)
Other current assets	(23)	25
Increase (decrease) in
Accounts payable	1	(13)
Accounts payable to affiliated companies	(16)	(21)
Taxes accrued	71	43
Other current liabilities	20	(27)
Other assets	3	(4)
Other liabilities	12	8
Net cash provided by operating activities	336	238
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(186)	(210)
Purchases of debt and equity securities	(5)	(5)
Proceeds from sales and maturities of debt and equity securities	4	2
Notes receivable from affiliated companies	(1)	(543)
Other	(7)	(6)
Net cash used in investing activities	(195)	(762)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	544
Notes payable to affiliated companies	(131)	(30)
Net cash (used in) provided by financing activities	(131)	514
Net increase (decrease) in cash and cash equivalents	10	(10)
Cash and cash equivalents at beginning of period	7	25
Cash and cash equivalents at end of period	$17	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$74	$70

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Member's
(in millions)	Equity
Balance at December 31, 2019	$4,575
Net income	99
Balance at March 31, 2020	$4,674

Balance at December 31, 2020	$4,783
Net income	112
Other	1
Balance at March 31, 2021	$4,896

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating Revenues	$606	$512
Operating Expenses
Cost of natural gas	225	162
Operation, maintenance and other	78	80
Depreciation and amortization	48	45
Property and other taxes	14	12
Total operating expenses	365	299
Operating Income	241	213
Other Income and Expenses, net	17	12
Interest Expense	29	27
Income Before Income Taxes	229	198
Income Tax Expense	26	20
Net Income and Comprehensive Income	$203	$178

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1	$—
Receivables (net of allowance for doubtful accounts of $14 at 2021 and $12 at 2020)	257	250
Receivables from affiliated companies	10	10
Notes receivable from affiliated companies	198	—
Inventory	37	68
Regulatory assets	100	153
Other	12	20
Total current assets	615	501
Property, Plant and Equipment
Cost	9,358	9,134
Accumulated depreciation and amortization	(1,809)	(1,749)
Net property, plant and equipment	7,549	7,385
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	324	302
Operating lease right-of-use assets, net	19	20
Investments in equity method unconsolidated affiliates	88	88
Other	274	270
Total other noncurrent assets	754	729
Total Assets	$8,918	$8,615
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$166	$230
Accounts payable to affiliated companies	58	79
Notes payable to affiliated companies	—	530
Taxes accrued	68	23
Interest accrued	37	34
Current maturities of long-term debt	160	160
Regulatory liabilities	70	88
Other	73	69
Total current liabilities	632	1,213
Long-Term Debt	2,967	2,620
Other Noncurrent Liabilities
Deferred income taxes	837	821
Asset retirement obligations	20	20
Regulatory liabilities	1,015	1,044
Operating lease liabilities	17	19
Accrued pension and other post-retirement benefit costs	8	8
Other	179	155
Total other noncurrent liabilities	2,076	2,067
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2021 and 2020	1,635	1,310
Retained earnings	1,608	1,405
Total equity	3,243	2,715
Total Liabilities and Equity	$8,918	$8,615

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$203	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48	46
Equity component of AFUDC	(6)	(5)
Deferred income taxes	(12)	12
Equity in earnings from unconsolidated affiliates	(2)	(2)
(Increase) decrease in
Receivables	(8)	65
Receivables from affiliated companies	—	(3)
Inventory	31	33
Other current assets	66	(9)
Increase (decrease) in
Accounts payable	(63)	(76)
Accounts payable to affiliated companies	(21)	9
Taxes accrued	45	12
Other current liabilities	(16)	(12)
Other assets	2	1
Other liabilities	(2)	(19)
Net cash provided by operating activities	265	230
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(200)	(231)
Notes receivable from affiliated companies	(198)	—
Other	(8)	(5)
Net cash used in investing activities	(406)	(236)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	347	—
Notes payable to affiliated companies	(530)	10
Capital contributions from parent	325	—
Net cash provided by financing activities	142	10
Net increase in cash and cash equivalents	1	4
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$1	$4
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$106	$114

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2019	$1,310	$1,133	$2,443
Net income	—	178	178
Other	—	(1)	(1)
Balance at March 31, 2020	$1,310	$1,310	$2,620

Balance at December 31, 2020	$1,310	$1,405	$2,715
Net income	—	203	203
Contribution from parent	325	—	325
Balance at March 31, 2021	$1,635	$1,608	$3,243

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2020.
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
OTHER CURRENT LIABILITIES
Included in Other within Current Liabilities on the Duke Energy Condensed Consolidated Balance Sheet is a current liability of $46 million and $936 million as of March 31, 2021, and December 31, 2020, respectively. The current liability, initially recorded in 2020, primarily represented Duke Energy's share of ACP's obligations of outstanding debt and to satisfy ARO requirements to restore construction sites. See Notes 3 and 11 for further information.
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
The following table presents cash received for the sale of noncontrolling interest and allocated losses to noncontrolling interest for the three months ended March 31, 2021, and 2020.

	Three Months Ended March 31,
(in millions)	2021	2020
Noncontrolling Interest Capital Contributions
Cash received for the sale of noncontrolling interest to tax equity members	$303	$103
Cash received for the sale of noncontrolling interest to pro rata share members	—	—
Total Noncontrolling Interest Capital Contributions	303	103
Noncontrolling Interest Allocation of Income
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	43	49
Allocated losses (gains) to noncontrolling members based on pro rata shares of ownership	8	(1)
Total Noncontrolling Interest Allocated Losses	$51	$48
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

	March 31, 2021			December 31, 2020
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$379	$74	$22	$259	$59	$11
Other	210	13	13	194	39	39
Other Noncurrent Assets
Other	103	102	—	103	102	—
Total cash, cash equivalents and restricted cash	$692	$189	$35	$556	$200	$50
INVENTORY
Provisions for inventory write-offs were not material at March 31, 2021, and December 31, 2020. The components of inventory are presented in the tables below.

	March 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,365	$816	$1,011	$680	$332	$77	$313	$11
Coal	464	170	160	101	59	12	122	—
Natural gas, oil and other fuel	247	35	165	101	64	19	1	26
Total inventory	$3,076	$1,021	$1,336	$882	$455	$108	$436	$37

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,312	$785	$999	$673	$325	$78	$307	$12
Coal	561	186	193	131	63	16	165	—
Natural gas, oil and other fuel	294	39	183	107	76	16	1	56
Total inventory	$3,167	$1,010	$1,375	$911	$464	$110	$473	$68

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2021, but the following accounting standard was adopted by the Duke Energy Registrants in 2020.
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
The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of March 31, 2021.
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
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. In 2021, Duke Energy continues to monitor recoverability of its renewable merchant plants located in the Electric Reliability Council of Texas West market and in the PJM West market due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. The assets were not impaired as of March 31, 2021, because the carrying value of approximately $210 million continues to approximate the aggregate estimated future undiscounted cash flows. A continued decline in energy market pricing would likely result in a future impairment. Duke Energy retained 51% ownership interest in these facilities following the 2019 transaction to sell a minority interest in certain renewable assets.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's ownership interest in National Methanol Company.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,273	$752	$119	$6,144	$6	$—	$6,150
Intersegment revenues	8	23	—	31	20	(51)	—
Total revenues	$5,281	$775	$119	$6,175	$26	$(51)	$6,150
Segment income (loss)(a)	$820	$245	$27	$1,092	$(139)	$—	$953
Less: Noncontrolling interests							51
Add: Preferred stock dividend							39
Net Income							$941
Segment assets	$138,734	$14,139	$6,894	$159,767	$3,710	$(12)	$163,465

	Three Months Ended March 31, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,174	$640	$129	$5,943	$6	$—	$5,949
Intersegment revenues	9	24	—	33	17	(50)	—
Total revenues	$5,183	$664	$129	$5,976	$23	$(50)	$5,949
Segment income (loss)(b)	$705	$249	$57	$1,011	$(112)	$—	$899
Less: Noncontrolling interests							48
Add: Preferred stock dividend							39
Net Income							$890
(a)    Commercial Renewables includes a $35 million loss related to Texas Storm Uri, of which $8 million is recorded within Nonregulated electric and other revenues, $2 million within Operations, maintenance and other, $29 million within Equity in (losses) earnings of unconsolidated affiliates and $12 million within Loss Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations. See Note 4 for additional information. Gas Utilities and Infrastructure includes $6 million, recorded within Equity in (losses) earnings of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. See Note 3 for additional information.
(b)    Other includes a $98 million reversal, recorded within Operations, maintenance and other on the Condensed Consolidated Statements of Operations, related to 2018 severance costs due to the partial settlement of the Duke Energy Carolinas 2019 North Carolina rate case. See Note 3 for additional information.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended March 31, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$363	$169	$532	$—	$—	$532
Segment income/Net income	$50	$43	$93	$(2)	$—	$91
Segment assets	$6,544	$3,575	$10,119	$29	$(7)	$10,141

	Three Months Ended March 31, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$346	$152	$498	$—	$498
Segment income/Net income	$30	$36	$66	$(1)	$65

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
Duke Energy Carolinas and Duke Energy Progress agreed not to seek recovery of approximately $1 billion of systemwide deferred coal ash expenditures, but will retain the ability to earn a debt and equity return during the amortization period, which shall be five years in the pending 2019 North Carolina rate cases and will be set by the NCUC in future rate case proceedings. The equity return and the amortization period on deferred coal ash costs under the 2017 Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases will remain unaffected. The equity return on deferred coal ash costs under the 2019 North Carolina rate cases and future rate cases in North Carolina will be set at 150 basis points lower than the authorized return on equity (ROE) then in effect, with a capital structure composed of 48% debt and 52% equity. Duke Energy Carolinas and Duke Energy Progress retain the ability to earn a full WACC return during the deferral period, which is the period from when costs are incurred until they are recovered in rates.
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
The Coal Ash Settlement was approved without modification in the NCUC Orders in the 2019 rate cases on March 31, 2021, and April 16, 2021, for Duke Energy Carolinas and Duke Energy Progress, respectively.
2020 North Carolina Storm Securitization Filings
On October 26, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC, as agreed to in partial settlements reached in the 2019 North Carolina Rate Cases for Duke Energy Carolinas and Duke Energy Progress, seeking authorization for the financing of the costs of each utility's storm recovery activities required as a result of Hurricane Florence, Hurricane Michael, Hurricane Dorian and Winter Storm Diego. Specifically, Duke Energy Carolinas and Duke Energy Progress requested that the NCUC find that their storm recovery costs and related financing costs are appropriately financed by debt secured by storm recovery property, and that the commission issue financing orders by which each utility may accomplish such financing using a securitization structure. On January 27, 2021, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement, which is subject to review and approval of the NCUC, resolving certain accounting issues, including agreement to support an 18- to 20-year bond period. The total revenue requirement over a proposed 20-year bond period for the storm recovery charges is approximately $287 million for Duke Energy Carolinas and $920 million for Duke Energy Progress. A remote evidentiary hearing ended on January 29, 2021, and on February 1, 2021, the NCUC granted a motion by Duke Energy Carolinas and Duke Energy Progress for a temporary 30-day waiver of the 135-day time frame for the NCUC to issue orders on the joint petition, extending the deadline for the NCUC to issue an order to May 10, 2021. In the NCUC Orders in the 2019 rate cases on March 31, 2021, and April 16, 2021, for Duke Energy Carolinas and Duke Energy Progress, respectively, the reasonableness and prudence of the deferred storm costs was approved. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

COVID-19 Filings
North Carolina
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
South Carolina
Duke Energy Carolinas and Duke Energy Progress filed a report on June 30, 2020, as required by PSCSC order, reporting revenue impact, costs and savings related to COVID-19 to date. On August 14, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the PSCSC for approval of an accounting order to defer incremental COVID-19 related costs incurred through June 30, 2020, and for the ongoing months during the duration of the COVID-19 pandemic. The deferral request did not include lost revenues. Updates on cost impacts were filed on September 30, 2020, and included financial impacts through the end of August 2020. On October 16, 2020, the South Carolina Office of Regulatory Staff (ORS) requested the PSCSC delay taking formal action on the deferral request until the ORS and any intervenors complete discovery. The PSCSC issued an order on October 21, 2020, to grant additional time to complete discovery until January 20, 2021, and to establish a procedural schedule. Updates on cost impacts were filed on December 30, 2020, and included financial impacts through November 30, 2020. On January 15, 2021, the ORS requested the PSCSC suspend the dates for the ORS report and public hearing. The ORS conferred with the companies regarding the status of the docket, and the parties mutually agreed that recently enacted federal laws addressing COVID-19 aid and recovery should be studied before further action is taken in this docket. On January 27, 2021, the PSCSC voted to grant the ORS request to suspend the virtual public hearing. The ORS filed its report on April 16, 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
2017 North Carolina Rate Case
On August 25, 2017, Duke Energy Carolinas filed an application with the NCUC for a rate increase for retail customers of approximately $647 million. On February 28, 2018, Duke Energy Carolinas and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included an ROE of 9.9% and a capital structure of 52% equity and 48% debt. On June 22, 2018, the NCUC issued an order approving the Stipulation of Partial Settlement and requiring a revenue reduction.
The North Carolina Attorney General and other parties separately filed Notices of Appeal to the North Carolina Supreme Court. The North Carolina Supreme Court consolidated the Duke Energy Carolinas and Duke Energy Progress appeals. On December 11, 2020, the North Carolina Supreme Court issued an opinion, which affirmed, in part, and reversed and remanded, in part, the NCUC’s decisions. In the Opinion, the court upheld the NCUC's decision to include coal ash costs in the cost of service, as well as the NCUC’s discretion to allow a return on the unamortized balance of coal ash costs. The court also remanded to the NCUC a single issue to consider the assessment of support for the Public Staff’s equitable sharing argument. In response to a NCUC order seeking comments on the proposed procedure on remand, on January 11, 2021, Duke Energy Carolinas, Duke Energy Progress, the Public Staff, the North Carolina Attorney General, Sierra Club and Carolina Industrial Group for Fair Utility Rates II and III filed joint comments proposing that the NCUC not hold additional evidentiary hearings, but instead rely upon existing records in the 2017 North Carolina rate cases, or in the alternative the records in the 2019 North Carolina rate cases, in deciding the issue on remand. On January 22, 2021, Duke Energy Carolinas and Duke Energy Progress entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021, and approved by the NCUC on March 31, 2021.
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
On March 25, 2020, Duke Energy Carolinas and the Public Staff filed an Agreement and Stipulation of Partial Settlement, subject to review and approval of the NCUC, resolving certain issues in the base rate proceeding. On July 24, 2020, Duke Energy Carolinas filed its request for approval of its notice to customers required to implement temporary rates. On July 27, 2020, Duke Energy Carolinas filed a joint motion with Duke Energy Progress and the Public Staff notifying the commission that the parties reached a joint partial settlement with the Public Staff. Also on July 27, 2020, Duke Energy Carolinas filed a letter stating that it intended to update its temporary rates calculation to reflect the terms of the partial settlement. On July 31, 2020, Duke Energy Carolinas and the Public Staff filed a Second Agreement and Stipulation of Partial Settlement (Second Partial Settlement), subject to review and approval of the NCUC, resolving certain remaining issues in the base rate proceeding. The remaining items litigated at hearing included recovery of deferred coal ash compliance costs that are subject to asset retirement obligation accounting, implementation of new depreciation rates and the amortization period of the loss on the hydro station sale.
On August 4, 2020, Duke Energy Carolinas filed an amended motion for approval of its amended notice to customers, seeking to exercise its statutory right to implement temporary rates subject to refund on or after August 24, 2020. The revenue requirement to be recovered, subject to refund, through the temporary rates was based on and consistent with the base rate component of the Second Partial Settlement and excluded the items to be litigated noted above. The NCUC approved the August 4, 2020 amended temporary rates motion on August 6, 2020, and temporary rates went into effect on August 24, 2020.

FINANCIAL STATEMENTS	REGULATORY MATTERS

The Duke Energy Carolinas evidentiary hearing concluded on September 18, 2020, and post-hearing filings were made with the NCUC from all parties by November 4, 2020. On January 22, 2021, Duke Energy Carolinas and Duke Energy Progress entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021.
On March 31, 2021, the NCUC issued an order approving the March 25, 2020, and July 31, 2020, partial settlements. The order includes approval of 1) an ROE of 9.6% based upon a capital structure of 52% equity and 48% debt; 2) deferral treatment of approximately $800 million of grid improvement projects with a return; 3) a flow back period of five years for unprotected federal EDIT; and 4) the reasonableness and prudence of $213 million of deferred storm costs, which were removed from the rate case and for which Duke Energy Carolinas filed a petition seeking securitization in October 2020. Additionally, the order approved without modification the CCR Settlement Agreement.
The order denied Duke Energy Carolinas' proposal to shorten the remaining depreciable lives of certain Duke Energy Carolinas coal-fired generating units, indicating the appropriate proceeding for the review of generating plant retirements is Duke Energy Carolinas' integrated resource planning (IRP) proceeding.
On April 12, 2021, Duke Energy Carolinas filed its final revenue requirement with the NCUC, which results in a net increase of approximately $33 million. Revised customer rates are expected to become effective in June 2021.
2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Carolinas filed an application with the PSCSC for a rate increase for retail customers of approximately $168 million.
After hearings in March 2019, the PSCSC issued an order on May 21, 2019, which included an ROE of 9.5% and a capital structure of 53% equity and 47% debt. The order also included the following material components:
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
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Carolinas filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Carolinas were prejudiced by unlawful, arbitrary and capricious rulings by the PSCSC on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Carolinas' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, ROE and the recovery of a return on deferred operation and maintenance expenses. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Carolinas filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. On November 20, 2019, the South Carolina Energy Users Committee filed a Notice of Appeal with the Supreme Court of South Carolina. Initial briefs were filed on April 21, 2020, which included the South Carolina Energy User's Committee brief arguing that the PSCSC erred in allowing Duke Energy Carolinas' recovery of costs related to the Lee Nuclear Station. Response briefs were filed on July 6, 2020, and reply briefs were filed on August 11, 2020. Oral arguments before the Supreme Court of South Carolina have been scheduled to occur on May 26, 2021. Based on legal analysis and the filing of the appeal, Duke Energy Carolinas has not recorded an adjustment for its deferred coal ash costs in this matter. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
2017 North Carolina Rate Case
On June 1, 2017, Duke Energy Progress filed an application with the NCUC for a rate increase for retail customers of approximately $477 million, which was subsequently adjusted to $420 million. On November 22, 2017, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement resolving certain portions of the proceeding. Terms of the settlement included an ROE of 9.9% and a capital structure of 52% equity and 48% debt. On February 23, 2018, the NCUC issued an order approving the stipulation. The Public Staff, the North Carolina Attorney General and the Sierra Club filed notices of appeal to the North Carolina Supreme Court.

FINANCIAL STATEMENTS	REGULATORY MATTERS

The North Carolina Supreme Court consolidated the Duke Energy Carolinas and Duke Energy Progress appeals. On December 11, 2020, the North Carolina Supreme Court issued an opinion, which affirmed, in part, and reversed and remanded, in part, the NCUC’s decisions. In the Opinion, the court upheld the NCUC's decision to include coal ash costs in the cost of service, as well as the NCUC’s discretion to allow a return on the unamortized balance of coal ash costs. The court also remanded to the NCUC a single issue to consider the assessment of support for the Public Staff’s equitable sharing argument. In response to a NCUC order seeking comments on the proposed procedure on remand, on January 11, 2021, Duke Energy Carolinas, Duke Energy Progress, the Public Staff, the North Carolina Attorney General, Sierra Club and Carolina Industrial Group for Fair Utility Rates II and III filed joint comments proposing that the NCUC not hold additional evidentiary hearings, but instead rely upon existing records in the 2017 North Carolina rate cases or in the alternative the records in the 2019 North Carolina rate cases, in deciding the issue on remand. On January 22, 2021, Duke Energy Progress and Duke Energy Carolinas entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021, and approved by the NCUC on April 16, 2021.
2019 North Carolina Rate Case
On October 30, 2019, Duke Energy Progress filed an application with the NCUC for a net rate increase for retail customers of approximately $464 million, which represented an approximate 12.3% increase in annual base revenues. The gross rate case revenue increase request was $586 million, which was offset by riders of $122 million, primarily an EDIT rider of $120 million to return to customers North Carolina and federal EDIT resulting from recent reductions in corporate tax rates. The request for rate increase was driven by major capital investments subsequent to the previous base rate case, coal ash pond closure costs, accelerated coal plant depreciation and deferred 2018 storm costs. Duke Energy Progress sought to defer and recover incremental Hurricane Dorian storm costs in this proceeding and requested rates be effective no later than September 1, 2020. As a result of the COVID-19 pandemic, on March 24, 2020, the NCUC suspended the procedural schedule and postponed the previously scheduled evidentiary hearing on this matter indefinitely. On April 7, 2020, the NCUC issued an order partially resuming the procedural schedule requiring intervenors to file direct testimony on April 13, 2020. Public Staff filed supplemental direct testimony on April 23, 2020. Duke Energy Progress filed rebuttal testimony on May 4, 2020.
On June 2, 2020, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement, subject to review and approval of the NCUC, resolving certain issues in the base rate proceeding. On July 27, 2020, Duke Energy Progress filed a joint motion with Duke Energy Carolinas and the Public Staff notifying the commission that the parties reached a joint partial settlement with the Public Staff. On July 31, 2020, Duke Energy Progress and the Public Staff filed a Second Agreement and Stipulation of Partial Settlement, subject to review and approval of the NCUC, resolving certain remaining issues in the base rate proceeding. The remaining items litigated at hearing included recovery of deferred coal ash compliance costs that are subject to asset retirement obligation accounting and implementation of new depreciation rates.
On August 7, 2020, Duke Energy Progress filed a motion for approval of notice required to implement temporary rates, seeking to exercise its statutory right to implement temporary rates subject to refund on or after September 1, 2020. The revenue requirement to be recovered subject to refund through the temporary rates was based on and consistent with the terms of the base rate component of the settlement agreements with the Public Staff and excluded items to be litigated noted above. Duke Energy Progress will not begin the amortization or implementation of these items until a final determination is issued in the rate case and new base rates are implemented. These items will also be excluded when determining whether a refund of amounts collected through these temporary rates is needed. In addition, Duke Energy Progress also sought authorization to place a temporary decrement EDIT Rider into effect, concurrent with the temporary base rate change. The temporary rate changes are not final rates and remain subject to the NCUC's determination of the just and reasonable rates to be charged by Duke Energy Progress on a permanent basis. The NCUC approved the August 7, 2020 temporary rates motion on August 11, 2020, and temporary rates went into effect on September 1, 2020.
The Duke Energy Progress evidentiary hearing concluded on October 6, 2020, and post-hearing filings were filed with the NCUC from all parties by December 4, 2020. On January 22, 2021, Duke Energy Progress and Duke Energy Carolinas entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021.
On April 16, 2021, the NCUC issued an order approving the June 2, 2020, and July 31, 2020, partial settlements. The order includes approval of 1) an ROE of 9.6% based upon a capital structure of 52% equity and 48% debt; 2) deferral treatment of approximately $400 million of grid improvement projects with a return; 3) a flow back period of five years for unprotected federal EDIT; and 4) the reasonableness and prudence of approximately $714 million of deferred storm costs, which were removed from the rate case and for which Duke Energy Progress filed a petition seeking securitization in October 2020. Additionally, the order approved without modification the CCR Settlement Agreement.
The order denied Duke Energy Progress' proposal to shorten the remaining depreciable lives of certain Duke Energy Progress coal-fired generating units, indicating the appropriate proceeding for the review of generating plant retirements is Duke Energy Progress' IRP proceeding.
On April 26, 2021, Duke Energy Progress filed its final revenue requirement with the NCUC, which results in a net increase of approximately $178 million. Revised customer rates are expected to become effective in June 2021.
Hurricane Dorian
Hurricane Dorian reached the Carolinas in September 2019 as a Category 2 hurricane making landfall within Duke Energy Progress’ service territory. Total estimated incremental operation and maintenance expenses incurred to repair and restore the system are approximately $168 million with an additional $4 million in capital investments made for restoration efforts. Approximately $145 million of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020. A request for an accounting order to defer incremental storm costs associated with Hurricane Dorian was included in Duke Energy Progress' October 30, 2019, general rate case filing with the NCUC. Terms of the June 2, 2020, Agreement and Stipulation of Partial Settlement removed incremental storm costs from the general rate case. A petition seeking to securitize these costs, along with costs from Hurricane Florence, Hurricane Michael and Winter Storm Diego, was filed on October 26, 2020, with the NCUC. For information on the securitization filing, see "2020 North Carolina Storm Securitization Filings." Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

2018 South Carolina Rate Case
On November 8, 2018, Duke Energy Progress filed an application with the PSCSC for a rate increase for retail customers of approximately $59 million.
After hearings in April 2019, the PSCSC issued an order on May 21, 2019, which included an ROE of 9.5% and a capital structure of 53% equity and 47% debt. The order also included the following material components:
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
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Progress were prejudiced by unlawful, arbitrary and capricious rulings by the PSCSC on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Progress' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, ROE and the recovery of a return on deferred operation and maintenance expenses, but allowing additional litigation-related costs. As a result of the Directive allowing litigation-related costs, customer rates were revised effective July 1, 2019. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Progress filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. Initial briefs were filed on April 21, 2020. Response briefs were filed on July 6, 2020, and reply briefs were filed on August 11, 2020. Oral arguments before the Supreme Court of South Carolina have been scheduled to occur on May 26, 2021. Based on legal analysis and the filing of the appeal, Duke Energy Progress has not recorded an adjustment for its deferred coal ash costs in this matter. Duke Energy Progress cannot predict the outcome of this matter.
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
On July 27, 2020, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Woodfin Solar Facility, a 5-MW solar generating facility to be constructed on a closed landfill in Buncombe County. The expert hearing was held on November 18, 2020. The application was approved and a CPCN was granted by order of the NCUC on April 20, 2021.
FERC Return on Equity Complaints
On October 11, 2019, North Carolina Eastern Municipal Power Agency (NCEMPA) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA), alleging that the 11% stated ROE component contained in the demand formula rate in the Full Requirements Power Purchase Agreement (FRPPA) between NCEMPA and Duke Energy Progress is unjust and unreasonable. On July 16, 2020, the FERC set this matter for hearing and settlement judge procedures and established a refund effective date of October 11, 2019. In its order setting the matter for settlement, the FERC allowed for the consideration of variations to the base transmission-related ROE methodology developed in its Order No. 569-A, through the introduction of “specific facts and circumstances” involving issues specific to the case. The parties reached a settlement in principle at a settlement conference on January 7, 2021, and filed a settlement package on March 10, 2021. The FERC Trial Staff filed comments in support of the settlement. On April 19, 2021, the Settlement Judge certified the settlement to the FERC as an uncontested settlement and recommended approval by the FERC. Duke Energy Progress cannot predict the outcome of this matter.
On October 16, 2020, North Carolina Electric Membership Corporation (NCEMC) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the FPA, alleging that the 11% stated ROE component in the demand formula rate in the Power Supply and Coordination Agreement between NCEMC and Duke Energy Progress is unjust and unreasonable. Under FPA Section 206, the earliest refund effective date that the FERC can establish is the date of the filing of the complaint. Duke Energy Progress responded to the complaint on November 20, 2020, seeking dismissal, demonstrating that the 11% ROE is just and reasonable for the service provided. The parties filed responsive pleadings and are awaiting an order from the FERC. Duke Energy Progress cannot predict the outcome of this matter.
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

Pursuant to the Settlement, the parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The parties also agreed to a ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. Duke Energy Florida will also be able to retain the DOE award of approximately $173 million for spent nuclear fuel, which is expected to be received in 2022, in order to mitigate customer rates over the term of the Settlement. In return, Duke Energy Florida will be able to recognize the $173 million into earnings from 2022 through 2024.
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
The FPSC approved the Settlement on May 4, 2021. Revised customer rates will be effective January 1, 2022, with subsequent base rate increases effective January 1, 2023, and January 1, 2024.
Storm Restoration Cost Recovery
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover $223 million of estimated retail incremental storm restoration costs for Hurricane Michael, consistent with the provisions in the 2017 Settlement, and the FPSC approved the petition on June 11, 2019. The FPSC also approved allowing Duke Energy Florida to use the tax savings resulting from the Tax Act to recover these storm costs in lieu of implementing a storm surcharge. Approved storm costs are currently expected to be fully recovered by approximately year-end 2021. On November 22, 2019, Duke Energy Florida filed a petition for approval of actual retail recoverable storm restoration costs related to Hurricane Michael in the amount of $191 million plus interest. On May 19, 2020, Duke Energy Florida filed a supplemental true up reducing the actual retail recoverable storm restoration costs related to Hurricane Michael by approximately $3 million, resulting in a total request to recover $188 million actual retail recoverable storm restoration costs, plus interest. Approximately $42 million and $80 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, respectively.
Duke Energy Florida filed a petition with the FPSC on December 19, 2019, to recover $169 million of estimated retail incremental storm restoration costs for Hurricane Dorian, consistent with the provisions in the 2017 Settlement and the FPSC approved the petition on February 24, 2020. The final actual amount of $145 million was filed on September 30, 2020. The Settlement was approved by the FPSC and all matters regarding storm cost recovery relating to Hurricane Michael and Hurricane Dorian are resolved.
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
On February 24, 2021, the League of United Latin American Citizens filed a notice of appeal of the FPSC’s Order approving the Clean Energy Connection to the Florida Supreme Court. The FPSC approval order remains in effect pending the outcome of the appeal. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Ohio
Ohio House Bill 6
On July 23, 2019, House Bill 6 was signed into law that became effective January 1, 2020. Among other things, the bill allows for funding, through a rider mechanism referred to as the Clean Air Fund (Rider CAF), of two nuclear generating facilities located in Northern Ohio owned by Energy Harbor (f/k/a FirstEnergy Solutions), repeal of energy efficiency mandates and recovery of prudently incurred costs, net of any revenues, for Ohio investor-owned utilities that are participants under the OVEC power agreement. The recovery is through a non-bypassable rider that replaced any existing recovery mechanism approved by the PUCO and will remain in place through 2030. As such, Duke Energy Ohio created the Legacy Generation Rider (Rider LGR) that replaced Rider PSR effective January 1, 2020. The amounts recoverable from customers are subject to an annual cap, with incremental costs that exceed such cap eligible for deferral and recovery subject to review. See Note 11 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. House Bill 128 was signed into law on March 31, 2021, which becomes effective June 30, 2021. The bill removes nuclear plant funding from Rider CAF and does not impact OVEC cost recovery.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Energy Efficiency Cost Recovery
On February 26, 2020, the PUCO issued an order directing utilities to wind down their demand-side management programs by September 30, 2020, and to terminate the programs by December 31, 2020, in response to changes in Ohio law that eliminated Ohio's energy efficiency mandates. On March 27, 2020, Duke Energy Ohio filed an Application for Rehearing seeking clarification on the final true up and reconciliation process after 2020. On November 18, 2020, the PUCO issued two orders on the application for rehearing. The first order was a Third Entry on Rehearing on the Duke Energy Ohio portfolio holding the cost cap previously imposed was unlawful, a shared savings cap of $8 million pretax should be imposed and lost distribution revenues could not be recovered after December 31, 2020. The second order directs all utilities set the rider to zero effective January 1, 2021, and to file a separate application for final reconciliation of all energy efficiency costs prior to December 31, 2020. On December 18, 2020, Duke Energy Ohio filed an application for rehearing. On January 13, 2021, the application for rehearing was granted for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.
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
Natural Gas Pipeline Extension
Duke Energy Ohio is installing a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC) and that construction of the pipeline extension will be completed before the 2021/2022 winter season. An evidentiary hearing for a Certificate of Environmental Compatibility and Public Need concluded on April 11, 2019. On November 21, 2019, the Ohio Power Siting Board (OPSB) approved Duke Energy Ohio's application subject to 41 conditions on construction. Applications for rehearing were filed by several stakeholders on December 23, 2019, arguing that the OPSB approval was incorrect. On February 20, 2020, the OPSB denied the rehearing requests. On April 15, 2020, Joint Appellants filed a notice of appeal at the Supreme Court of Ohio of the OPSB’s decision approving Duke Energy Ohio’s Central Corridor application. The appeal was fully briefed and the Ohio Supreme Court oral argument was held on March 31, 2021. Duke Energy Ohio cannot predict the outcome of this matter.
On September 22, 2020, Duke Energy Ohio filed an application with the OPSB for approval to amend the certificated pipeline route due to changes in the route negotiated with property owners and municipalities. On January 21, 2021, the OPSB approved the amended filing with recommended conditions that reaffirm previous conditions and provide guidance regarding local permitting and construction supervision. Duke Energy Ohio cannot predict the outcome of this matter.
MGP Cost Recovery
In an order issued in 2013, the PUCO approved Duke Energy Ohio's deferral and recovery of costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio has collected approximately $55 million in environmental remediation costs incurred between 2009 through 2012 through Rider MGP, which is currently suspended. Duke Energy Ohio has made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas base rate case. To date, the PUCO has not ruled on Duke Energy Ohio’s annual applications for the calendar years 2013 through 2019. On September 28, 2018, the staff of the PUCO issued a report recommending a disallowance of approximately $12 million of the $26 million in MGP remediation costs incurred between 2013 through 2017 that staff believes are not eligible for recovery. Staff interprets the PUCO’s 2012 order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. On October 30, 2018, Duke Energy Ohio filed reply comments objecting to the staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. On March 29, 2019, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2018 seeking recovery of approximately $20 million in remediation costs. On July 12, 2019, the staff recommended a disallowance of approximately $11 million for work that staff believes occurred in areas not authorized for recovery. Additionally, staff recommended that any discussion pertaining to Duke Energy Ohio's recovery of ongoing MGP costs should be directly tied to or netted against insurance proceeds collected by Duke Energy Ohio. An evidentiary hearing concluded on November 21, 2019. Initial briefs were filed on January 17, 2020, and reply briefs were filed on February 14, 2020. Duke Energy Ohio cannot predict the outcome of this matter.
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

Tax Act – Ohio
On December 21, 2018, Duke Energy Ohio filed an application to change its base rate tariffs and establish a new rider to implement the benefits of the Tax Act for natural gas customers. Duke Energy Ohio requested commission approval to implement the tariff changes and rider effective April 1, 2019. The new rider will flow through to customers the benefit of the lower statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. The PUCO established a procedural schedule and testimony was filed on July 31, 2019. An evidentiary hearing occurred on August 7, 2019. Initial briefs were filed on September 11, 2019. Reply briefs were filed on September 25, 2019. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Natural Gas Base Rate Case
On April 30, 2021, Duke Energy Kentucky filed a Notice of Intent with the KPSC to file a general natural gas rate case no earlier than 30 days from the date of the notice.
Duke Energy Indiana
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020. On June 29, 2020, the IURC issued the order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order provided for an overall cost of capital of 5.7% based on an ROE of 9.7% and a 53% equity component of the capital structure, and approved Duke Energy Indiana’s requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport IGCC Plant. The IURC reduced Duke Energy Indiana’s request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction is due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% is due to the approved ROE of 9.7%versus the requested ROE of 10.4% and approximately 20% is related to miscellaneous earnings neutral adjustments. Step one rates are estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates are estimated to be the remaining 25% of the total rate increase and will be implemented in mid-2021. Several groups appealed the IURC order to the Indiana Court of Appeals. Appellate briefs were filed on October 14, 2020, focusing on three issues: wholesale sales allocations, coal ash basin cost recovery and the Edwardsport IGCC operating and maintenance expense level approved. The appeal was fully briefed in January 2021 and an oral argument was held on April 8, 2021. A decision is expected in the second or third quarter of 2021. Duke Energy Indiana cannot predict the outcome of this matter.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC approved coal ash basin closure costs expended through 2018 including financing costs as a regulatory asset and included in rate base. The IURC opened a subdocket to deal with the post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020, and the parties have agreed on a delayed briefing schedule that allows for the Indiana Rate Case appeal to proceed. Briefing will be completed by mid-August 2021. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
2020 Tennessee Rate Case
On July 2, 2020, Piedmont filed an application with the TPUC, its first general rate case in Tennessee in nine years, for a rate increase for retail customers of approximately $30 million, which represents an approximate 15% increase in annual revenues. The rate increase is driven by significant infrastructure upgrade investments since Piedmont's previous rate case. Approximately half of the plant additions being added to rate base are categories of capital investment not covered under the IMR mechanism, which was approved in 2013. Piedmont amended its requested increase to approximately $26 million in December 2020. As authorized under Tennessee law, Piedmont implemented interim rates on January 2, 2021, at the level requested in its adjusted request. A settlement reached with the Tennessee Consumer Advocate in mid-January was filed with the TPUC on February 2, 2021. The settlement results in an increase of revenues of approximately $16 million and a ROE of 9.8%. On May 6, 2021, the TPUC issued an order approving the settlement. Revised customer rates became effective January 2, 2021. Piedmont refunded customers the difference between bills previously rendered under interim rates and such bills if rendered under approved rates, plus interest, in April 2021.
2021 North Carolina Rate Case
On March 22, 2021, Piedmont filed an application with the NCUC for a rate increase for retail customers of approximately $109 million, which represents an approximate 10% increase in retail revenues. The rate increase is driven by customer growth and significant infrastructure upgrade investments (plant additions) since the last general rate case. Approximately 30% of the plant additions being rolled into rate base are categories of plant investment that are covered under the IMR mechanism, which was originally approved as part of the 2013 North Carolina Rate Case. A hearing date has not yet been established. Piedmont cannot predict the outcome of this matter.

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
As a result of the uncertainty created by various legal rulings, the potential impact on the cost and schedule for the project, the ongoing legal challenges and the risk of additional legal challenges and delays through the construction period and Dominion’s decision to sell substantially all of its gas transmission and storage segment assets, Duke Energy's Board of Directors and management decided that it was not prudent to continue to invest in the project. On July 5, 2020, Duke Energy and Dominion announced the cancellation of the ACP pipeline project.
As part of the pretax charges to earnings of approximately $2.1 billion recorded in June 2020, within Equity in (losses) earnings of unconsolidated affiliates on the Duke Energy Condensed Consolidated Statements of Operations, Duke Energy established liabilities related to the cancellation of the ACP pipeline project. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. At March 31, 2021, there is $38 million and $48 million within Other Current Liabilities and Other Noncurrent Liabilities, respectively, in the Gas Utilities and Infrastructure segment. The liabilities represent Duke Energy's obligation of approximately $86 million to satisfy remaining ARO requirements to restore construction sites.
See Notes 1 and 11 for additional information regarding this transaction.
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file integrated resource plans with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina and Indiana earlier than their current estimated useful lives. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent integrated resource plans (IRPs) as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2021, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-2(a)	334	$21
Allen Steam Station Units 4-5(b)	526	388
Cliffside Unit 5(b)	546	343
Duke Energy Progress
Mayo Unit 1(b)	746	660
Roxboro Units 3-4(b)	1,409	478
Duke Energy Florida
Crystal River Units 4-5(c)	1,430	1,683
Duke Energy Indiana
Gallagher Units 2 and 4(d)	280	91
Gibson Units 1-5(e)	2,845	1,834
Cayuga Units 1-2(e)	1,005	755
Total Duke Energy	9,121	$6,253

FINANCIAL STATEMENTS	REGULATORY MATTERS

(a)As part of the 2015 resolution of a lawsuit involving alleged New Source Review violations, Duke Energy Carolinas must retire Allen Steam Station Units 1 through 3 by December 31, 2024. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives. Unit 3 with a capacity of 270 MW and a net book value of $26 million at December 31, 2020, was retired in March 2021.
(b)These units are included in the IRP filed by Duke Energy Carolinas and Duke Energy Progress in North Carolina and South Carolina on September 1, 2020. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives. In 2019, Duke Energy Carolinas and Duke Energy Progress filed North Carolina rate cases that included depreciation studies that accelerate end-of-life dates for these plants. NCUC issued orders in the 2019 rate cases of Duke Energy Carolinas and Duke Energy Progress on March 31, 2021, and April 16, 2021, respectively, in which the proposals to shorten the remaining depreciable lives of these units were denied, while indicating the IRP proceeding was the appropriate proceeding for the review of generating plant retirements.
(c)On January 14, 2021, Duke Energy Florida filed a settlement agreement with the FPSC, which proposed depreciation rates reflecting retirement dates for Duke Energy Florida's last two coal-fired generating facilities, Crystal River Units 4-5, eight years ahead of schedule in 2034 rather than in 2042. The settlement was approved by the FPSC on May 4, 2021.
(d)Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the 2016 settlement of Edwardsport IGCC matters. In February 2021, upon approval by MISO of a new retirement date, Duke Energy Indiana determined it would modify the retirement date to June 1, 2021.
(e)On July 1, 2019, Duke Energy Indiana filed its 2018 IRP with the IURC. The 2018 IRP included scenarios evaluating the potential retirement of coal-fired generating units at Gibson and Cayuga. The rate case filed July 2, 2019, included proposed depreciation rates reflecting retirement dates from 2026 to 2038. The depreciation rates reflecting these updated retirement dates were approved by the IURC as part of the rate case order issued on June 29, 2020.
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

(in millions)	March 31, 2021	December 31, 2020
Reserves for Environmental Remediation
Duke Energy	$74	$75
Duke Energy Carolinas	18	19
Progress Energy	18	19
Duke Energy Progress	6	6
Duke Energy Florida	12	12
Duke Energy Ohio	21	22
Duke Energy Indiana	5	6
Piedmont	11	10
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$20
Duke Energy Carolinas	12
Duke Energy Ohio	4

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

LITIGATION
Duke Energy
Texas Storm Uri Tort Litigation
Duke Energy and several Duke Energy renewables project companies have been named in multiple lawsuits arising out of Texas Storm Uri in mid-February 2021, and particularly, in the deregulated market managed by the Electric Reliability Council of Texas.. Currently, 15 state court actions have been filed in counties across Texas and one case is pending in federal court in Texas. These lawsuits, filed by individuals, seek recovery for property damages, personal injury and for wrongful death allegedly incurred by the plaintiffs as a result of power losses, which the plaintiffs claim was the result of the defendants' failure to take appropriate precautions. Certain defendants have moved to transfer all related cases including those naming Duke Energy entities into a Texas state court multi-district litigation proceeding for coordination before a single judge. No ruling has yet been issued on this motion. Duke Energy cannot predict the outcomes of these state and federal litigation matters.
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in the North Carolina Business Court against various insurance providers. The lawsuit seeks payment for coal ash-related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the U.S. Environmental Protection Agency CCR rule at 15 coal-fired plants in North Carolina and South Carolina. Fact discovery has been completed. The parties' fully briefed and argued motions relating to key legal matters are pending before the court for rulings. Trial remains scheduled for January 24, 2022. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
NTE Carolinas II, LLC Litigation
In November 2017, Duke Energy Carolinas entered into a standard FERC large generator interconnection agreement (LGIA) with NTE Carolinas II, LLC (NTE), a company that proposed to build a combined-cycle natural gas plant in Rockingham County, North Carolina. On September 6, 2019, Duke Energy Carolinas filed a lawsuit in Mecklenburg County Superior Court against NTE for breach of contract, alleging that NTE's failure to pay benchmark payments for Duke Energy Carolinas' transmission system upgrades required under the interconnection agreement constituted a termination of the interconnection agreement. Duke Energy Carolinas is seeking a monetary judgment against NTE because NTE failed to make multiple milestone payments. The lawsuit was moved to federal court in North Carolina. NTE filed a motion to dismiss Duke Energy Carolinas’ complaint and brought counterclaims alleging anti-competitive conduct and violations of state and federal statutes. Duke Energy Carolinas filed a motion to dismiss NTE's counterclaims.
On May 21, 2020, in response to a NTE petition challenging Duke Energy Carolinas' termination of the LGIA, FERC issued a ruling (i) that it has exclusive jurisdiction to determine whether a transmission provider may terminate a LGIA, (ii) FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer, and (iii) Duke Energy may not announce the termination of a conforming LGIA unless FERC has approved the termination. FERC's Office of Enforcement also initiated an investigation of Duke Energy Carolinas into matters pertaining to the LGIA. Duke Energy Carolinas is cooperating with the Office of Enforcement but cannot predict the outcome of this investigation.
On August 17, 2020, the court denied both NTE’s and Duke Energy Carolinas’ Motion to Dismiss. The parties are in active discovery and trial is scheduled for June 20, 2022. Duke Energy Carolinas cannot predict the outcome of this matter.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2021, there were 126 asserted claims for non-malignant cases with cumulative relief sought of up to $31 million, and 47 asserted claims for malignant cases with cumulative relief sought of up to $17 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $564 million at March 31, 2021, and $572 million at December 31, 2020. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2040 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2040 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $714 million in excess of the self-insured retention. Receivables for insurance recoveries were $704 million at March 31, 2021, and December 31, 2020. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The reserve for credit losses for insurance receivables based on adoption of the new standard is $15 million for Duke Energy and Duke Energy Carolinas as of March 31, 2021, and December 31, 2020. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
The final arbitration hearing occurred during the week of December 7, 2020. An arbitral award was issued in March 2021, upholding Duke Energy Florida's positions on all issues and awarding the company termination costs.
Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council (HEC) filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication challenging the Indiana Department of Environmental Management’s December 10, 2019, partial approval of Duke Energy Indiana’s ash pond closure plan. On March 11, 2020, Duke Energy Indiana filed a Motion to Dismiss. On May 5, 2020, the court denied the motion. After hearing oral arguments in early April 2021 on Duke Energy Indiana's and HEC's competing Motions for Summary Judgment, on May 4, 2021, the administrative court rejected all of HEC’s claims and issued a ruling in favor of Duke Energy Indiana. HEC has until June 3, 2021, to seek judicial review of the order. Duke Energy Indiana cannot predict the outcome of this matter.
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

(in millions)	March 31, 2021	December 31, 2020
Reserves for Legal Matters
Duke Energy	$65	$68
Duke Energy Carolinas	3	2
Progress Energy	57	61
Duke Energy Progress	11	13
Duke Energy Florida	26	28
Piedmont	1	1
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
5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2021
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
March 2021(a)	Mar 2031	2.500%	$350	$—	$—	$—	$—	$—	$—	$350
Total issuances			$350	$—	$—	$—	$—	$—	$—	$350
(a)Debt issued to repay at maturity $160 million senior unsecured notes due June 2021, pay down short-term debt and for general corporate purposes.
In March 2021, Duke Energy Carolinas priced $1 billion of First Mortgage Bonds. The issuance and sale of securities settled in April 2021, in two separate tranches. The first tranche was issued for $550 million at a fixed interest rate of 2.55% and mature in April 2031. The second tranche was issued for $450 million at a fixed interest rate of 3.45% and mature in April 2051. Proceeds from the issuance will be used to repay at maturity $500 million of 3.90% First Mortgage Bonds due June 2021, pay down intercompany short-term debt and for general company purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		March 31, 2021
Unsecured Debt
Duke Energy (Parent)	May 2021	0.698%	(a)	500
Piedmont	June 2021	4.240%		160
Duke Energy (Parent)	September 2021	3.550%		500
Duke Energy (Parent)	September 2021	1.800%		750
Duke Energy Florida	November 2021	0.441%	(a)	200
Duke Energy Progress	February 2022	0.369%	(a)	700
Duke Energy (Parent)	March 2022	3.227%		300
Duke Energy (Parent)	March 2022	0.827%	(a)	300
First Mortgage Bonds
Duke Energy Carolinas	June 2021	3.900%		500
Duke Energy Florida	August 2021	3.100%		300
Duke Energy Progress	September 2021	3.000%		500
Duke Energy Progress	September 2021	8.625%		100
Duke Energy Indiana	January 2022	8.850%		53
Other(b)				723
Current maturities of long-term debt				$5,586
(a)    Debt has a floating interest rate.
(b)    Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.
AVAILABLE CREDIT FACILITIES
Master Credit Facility
In March 2021, Duke Energy amended its existing $8 billion Master Credit Facility to extend the termination date to March 2026. The Duke Energy Registrants, excluding Progress Energy, have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	March 31, 2021
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,475	$1,250	$700	$625	$600	$700
Reduction to backstop issuances
Commercial paper(b)	(3,466)	(1,781)	(741)	(292)	(243)	(259)	(150)	—
Outstanding letters of credit	(31)	(25)	(4)	(2)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$4,422	$844	$730	$956	$457	$366	$369	$700
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Other Credit Facilities

	March 31, 2021
(in millions)	Facility size	Amount drawn
Duke Energy (Parent) Three-Year Revolving Credit Facility(a)	$1,000	$500
(a)During March 2021, Duke Energy extended the maturity date of the Three-Year Revolving Credit Facility from May 2022, to May 2024.
6. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2021, and December 31, 2020.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2021, and December 31, 2020.
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

	Three Months Ended March 31,
(in millions)	2021	2020
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$203	$134
Indemnification coverages(b)	6	5
Joint Dispatch Agreement (JDA) revenue(c)	13	7
JDA expense(c)	40	24
Intercompany natural gas purchases(d)	14	6
Progress Energy
Corporate governance and shared service expenses(a)	$181	$146
Indemnification coverages(b)	10	9
JDA revenue(c)	40	24
JDA expense(c)	13	7
Intercompany natural gas purchases(d)	19	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$105	$75
Indemnification coverages(b)	5	4
JDA revenue(c)	40	24
JDA expense(c)	13	7
Intercompany natural gas purchases(d)	19	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$76	$71
Indemnification coverages(b)	5	5
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$79	$84
Indemnification coverages(b)	1	1
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$113	$106
Indemnification coverages(b)	2	2
Piedmont
Corporate governance and shared service expenses(a)	$33	$34
Indemnification coverages(b)	1	1
Intercompany natural gas sales(d)	33	25
Natural gas storage and transportation costs(e)	6	6
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2021
Intercompany income tax receivable	$—	$84	$—	$46	$—	$—	$—
Intercompany income tax payable	31	—	12	—	2	36	39

December 31, 2020
Intercompany income tax receivable	$—	$—	$—	$—	$—	$9	$10
Intercompany income tax payable	31	33	46	35	2	—	—
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2021, and 2020, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables segment and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	March 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$1,630	$—	$—	$—	$—	$—
Undesignated contracts	1,731	400	1,250	750	500	27
Total notional amount(a)	$3,361	$400	$1,250	$750	$500	$27

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$632	$—	$—	$—	$—	$—
Undesignated contracts	1,177	400	750	750	—	27
Total notional amount(a)	$1,809	$400	$750	$750	$—	$27
(a)    Duke Energy includes amounts related to consolidated VIEs of $631 million in cash flow hedges and $54 million in undesignated contracts as of March 31, 2021, and $632 million in cash flow hedges as of December 31, 2020.
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2021, and 2020, were not material. Duke Energy’s commodity derivatives designated as hedges include long-term electricity sales in the Commercial Renewables segment.
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

	March 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	16,259	—	—	—	1,325	4,214	—
Natural gas (millions of dekatherms)	675	151	158	158	—	2	364

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	35,409	—	—	—	2,559	10,802	—
Natural gas (millions of dekatherms)	678	145	158	158	—	2	373
(a)    Duke Energy includes 10,720 GWh and 22,048 GWh related to cash flow hedges as of March 31, 2021, and December 31, 2020, respectively.
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

Derivative Assets	March 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$32	$17	$12	$12	$—	$—	$2	$1
Noncurrent	14	7	7	7	—	—	—	—
Total Derivative Assets – Commodity Contracts	$46	$24	$19	$19	$—	$—	$2	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$31	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	$129	$38	$84	$81	$3	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$160	$38	$84	$81	$3	$—	$—	$—
Total Derivative Assets	$206	$62	$103	$100	$3	$—	$2	$1

Derivative Liabilities	March 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$19	$—	$—	$—	$—	$—	$—	—
Noncurrent	109	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$19	$—	$—	$—	$—	$—	$—	$19
Noncurrent	154	—	25	9	—	—	—	129
Total Derivative Liabilities – Commodity Contracts	$301	$—	$25	$9	$—	$—	$—	$148
Interest Rate Contracts
Designated as Hedging Instruments
Current	$15	$—	$—	$—	$—	$—	$—	$—
Noncurrent	25	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	4	—	3	—	3	1	—	—
Noncurrent	4	—	—	—	—	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$48	$—	$3	$—	$3	$5	$—	$—
Total Derivative Liabilities	$349	$—	$28	$9	$3	$5	$—	$148

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$30	$14	$9	$9	$—	$1	$6	$1
Noncurrent	13	6	6	6	—	—	—	—
Total Derivative Assets – Commodity Contracts	$43	$20	$15	$15	$—	$1	$6	$1
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets	$61	$20	$33	$33	$—	$1	$6	$1

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$14	$—	$—	$—	$—	$—	$—	$—
Noncurrent	70	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$30	$13	$2	$2	$—	$—	$1	$15
Noncurrent	137	3	27	12	—	—	—	107
Total Derivative Liabilities – Commodity Contracts	$251	$16	$29	$14	$—	$—	$1	$122
Interest Rate Contracts
Designated as Hedging Instruments
Current	$15	$—	$—	$—	$—	$—	$—	$—
Noncurrent	48	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	5	4	—	—	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$73	$4	$—	$—	$—	$6	$—	$—
Total Derivative Liabilities	$324	$20	$29	$14	$—	$6	$1	$122

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

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

Derivative Assets	March 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$192	$55	$96	$93	$3	$—	$2	$1
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$192	$55	$96	$93	$3	$—	$2	$1
Noncurrent
Gross amounts recognized	$14	$7	$7	$7	$—	$—	$—	$—
Gross amounts offset	(4)	—	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$10	$7	$3	$3	$—	$—	$—	$—

Derivative Liabilities	March 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$57	$—	$3	$—	$3	$1	$—	$19
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Liabilities: Other	$57	$—	$3	$—	$3	$1	$—	$19
Noncurrent
Gross amounts recognized	$292	$—	$25	$9	$—	$4	$—	$129
Gross amounts offset	(4)	—	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$288	$—	$21	$5	$—	$4	$—	$129

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$48	$14	$27	$27	$—	$1	$6	$1
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$45	$12	$25	$25	$—	$1	$6	$1
Noncurrent
Gross amounts recognized	$13	$6	$6	$6	$—	$—	$—	$—
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$8	$5	$2	$2	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$64	$17	$2	$2	$—	$1	$1	$15
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$61	$15	$—	$—	$—	$1	$1	$15
Noncurrent
Gross amounts recognized	$260	$3	$27	$12	$—	$5	$—	$107
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$255	$2	$23	$8	$—	$5	$—	$107
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2021, and December 31, 2020.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$193	$—	$—	$177
Equity securities	4,363	47	6,379	4,138	54	6,235
Corporate debt securities	38	8	793	76	1	806
Municipal bonds	13	1	299	22	—	370
U.S. government bonds	31	18	1,559	51	—	1,361
Other debt securities	5	—	184	8	—	180
Total NDTF Investments	$4,450	$74	$9,407	$4,295	$55	$9,129
Other Investments
Cash and cash equivalents	$—	$—	$222	$—	$—	$127
Equity securities	86	—	154	79	—	146
Corporate debt securities	2	—	109	8	—	110
Municipal bonds	3	1	77	5	—	86
U.S. government bonds	—	1	55	—	—	42
Other debt securities	—	1	36	—	—	47
Total Other Investments	$91	$3	$653	$92	$—	$558
Total Investments	$4,541	$77	$10,060	$4,387	$55	$9,687
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2021, and 2020, were as follows.

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
FV-NI:
Realized gains	$140	$23
Realized losses	23	65
AFS:
Realized gains	18	20
Realized losses	13	6
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$63	$—	$—	$30
Equity securities	2,531	23	3,738	2,442	23	3,685
Corporate debt securities	23	5	475	49	1	510
Municipal bonds	—	—	22	6	—	91
U.S. government bonds	16	9	669	25	—	475
Other debt securities	4	—	178	7	—	174
Total NDTF Investments	$2,574	$37	$5,145	$2,529	$24	$4,965

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2021, and 2020, were as follows.

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
FV-NI:
Realized gains	$128	$9
Realized losses	16	45
AFS:
Realized gains	13	12
Realized losses	9	5
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$130	$—	$—	$147
Equity securities	1,832	24	2,641	1,696	31	2,550
Corporate debt securities	15	3	318	27	—	296
Municipal bonds	13	1	277	16	—	279
U.S. government bonds	15	9	890	26	—	886
Other debt securities	1	—	6	1	—	6
Total NDTF Investments	$1,876	$37	$4,262	$1,766	$31	$4,164
Other Investments
Cash and cash equivalents	$—	$—	$107	$—	$—	$106
Municipal bonds	2	—	26	3	—	26
Total Other Investments	$2	$—	$133	$3	$—	$132
Total Investments	$1,878	$37	$4,395	$1,769	$31	$4,296
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2021, and 2020, were as follows.

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
FV-NI:
Realized gains	$12	$14
Realized losses	7	20
AFS:
Realized gains	4	5
Realized losses	3	1

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$95	$—	$—	$76
Equity securities	1,746	24	2,547	1,617	31	2,459
Corporate debt securities	15	3	291	27	—	296
Municipal bonds	13	1	277	16	—	279
U.S. government bonds	15	4	429	26	—	412
Other debt securities	1	—	6	1	—	6
Total NDTF Investments	$1,790	$32	$3,645	$1,687	$31	$3,528
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments	$—	$—	$1	$—	$—	$1
Total Investments	$1,790	$32	$3,646	$1,687	$31	$3,529
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2021, and 2020, were as follows.

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
FV-NI:
Realized gains	$12	$14
Realized losses	7	20
AFS:
Realized gains	4	5
Realized losses	3	1
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$35	$—	$—	$71
Equity securities	86	—	94	79	—	91
Corporate debt securities	—	—	27	—	—	—
U.S. government bonds	—	5	461	—	—	474
Total NDTF Investments(a)	$86	$5	$617	$79	$—	$636
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$1
Municipal bonds	2	—	26	3	—	26
Total Other Investments	$2	$—	$28	$3	$—	$27
Total Investments	$88	$5	$645	$82	$—	$663
(a)During the three months ended March 31, 2021, and the year ended December 31, 2020, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2021, and 2020, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	March 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$1
Equity securities	62	—	102	58	—	97
Corporate debt securities	—	—	4	—	—	3
Municipal bonds	1	1	35	1	—	38
U.S. government bonds	—	—	6	—	—	4
Total Investments	$63	$1	$147	$59	$—	$143
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2021, and 2020, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	March 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$152	$7	$116	$18	$98	$5
Due after one through five years	1,013	375	579	267	312	18
Due after five through 10 years	693	310	289	217	72	9
Due after 10 years	1,254	652	533	501	32	13
Total	$3,112	$1,344	$1,517	$1,003	$514	$45
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

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
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
Other fair value considerations
See Note 11 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of the valuation of goodwill and intangible assets.
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

	March 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$193	$193	$—	$—	$—
NDTF equity securities	6,379	6,332	—	—	47
NDTF debt securities	2,835	1,019	1,816	—	—
Other equity securities	154	154	—	—	—
Other debt securities	277	49	228	—	—
Other cash and cash equivalents	222	222	—	—	—
Derivative assets	206	1	203	2	—
Total assets	10,266	7,970	2,247	2	47
Derivative liabilities	(349)	—	(221)	(128)	—
Net assets (liabilities)	$9,917	$7,970	$2,026	$(126)	$47

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$177	$177	$—	$—	$—
NDTF equity securities	6,235	6,189	—	—	46
NDTF debt securities	2,717	874	1,843	—	—
Other equity securities	146	146	—	—	—
Other debt securities	285	37	248	—	—
Other cash and cash equivalents	127	127	—	—	—
Derivative assets	61	1	53	7	—
Total assets	9,748	7,551	2,144	7	46
Derivative liabilities	(324)	—	(240)	(84)	—
Net assets (liabilities)	$9,424	$7,551	$1,904	$(77)	$46

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2021	2020
Balance at beginning of period	$(77)	$(102)
Total pretax realized or unrealized losses included in comprehensive income	(44)	—
Purchases, sales, issuances and settlements:
Settlements	(7)	(9)
Total gains included on the Condensed Consolidated Balance Sheet	2	23
Balance at end of period	$(126)	$(88)
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$63	$63	$—	$—
NDTF equity securities	3,738	3,691	—	47
NDTF debt securities	1,344	369	975	—
Derivative assets	62	—	62	—
Total assets	5,207	4,123	1,037	47

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$30	$30	$—	$—
NDTF equity securities	3,685	3,639	—	46
NDTF debt securities	1,250	192	1,058	—
Derivative assets	20	—	20	—
Total assets	4,985	3,861	1,078	46
Derivative liabilities	(20)	—	(20)	—
Net assets	$4,965	$3,861	$1,058	$46
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$130	$130	$—	$147	$147	$—
NDTF equity securities	2,641	2,641	—	2,550	2,550	—
NDTF debt securities	1,491	650	841	1,467	682	785
Other debt securities	26	—	26	26	—	26
Other cash and cash equivalents	107	107	—	106	106	—
Derivative assets	103	—	103	33	—	33
Total assets	4,498	3,528	970	4,329	3,485	844
Derivative liabilities	(28)	—	(28)	(29)	—	(29)
Net assets	$4,470	$3,528	$942	$4,300	$3,485	$815

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$95	$95	$—	$76	$76	$—
NDTF equity securities	2,547	2,547	—	2,459	2,459	—
NDTF debt securities	1,003	237	766	993	237	756
Other cash and cash equivalents	1	1	—	1	1	—
Derivative assets	100	—	100	33	—	33
Total assets	3,746	2,880	866	3,562	2,773	789
Derivative liabilities	(9)	—	(9)	(14)	—	(14)
Net assets	$3,737	$2,880	$857	$3,548	$2,773	$775
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$35	$35	$—	$71	$71	$—
NDTF equity securities	94	94	—	91	91	—
NDTF debt securities	488	413	75	474	445	29
Other debt securities	26	—	26	26	—	26
Other cash and cash equivalents	2	2	—	1	1	—
Derivative assets	3	—	3	—	—	—
Total assets	648	544	104	663	608	55
Derivative liabilities	(3)	—	(3)	—	—	—
Net assets	$645	$544	$101	$663	$608	$55
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at March 31, 2021, and December 31, 2020.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2021				December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$102	$102	$—	$—	$97	$97	$—	$—
Other debt securities	45	—	45	—	45	—	45	—
Other cash and cash equivalents	—	—	—	—	1	1	—	—
Derivative assets	2	—	—	2	6	—	—	6
Total assets	$149	$102	$45	$2	$149	$98	$45	$6
Derivative liabilities	—	—	—	—	(1)	(1)	—	—
Net assets	$149	$102	$45	$2	$148	$97	$45	$6

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2021	2020
Balance at beginning of period	$6	$11
Purchases, sales, issuances and settlements:
Settlements	(6)	(6)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	2	(3)
Balance at end of period	$2	$2
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$1	$1	$—	$1	$1	$—
Derivative liabilities	(148)	—	(148)	(122)	—	(122)
Net (liabilities) assets	$(147)	$1	$(148)	$(121)	$1	$(122)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2021	2020
Balance at beginning of period	$—	$(117)
Total gains and settlements	—	26
Balance at end of period	$—	$(91)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2021
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(128)	RTO forward pricing	Forward electricity curves – price per MWh	$15.55	-	$134.48	$34.80
Duke Energy Indiana
FTRs	2	RTO auction pricing	FTR price – per MWh	(1.02)	-	7.23	0.80
Duke Energy
Total Level 3 derivatives	$(126)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

	December 31, 2020
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(84)	Discounted cash flow	Forward electricity curves – price per MWh	$14.68	-	$151.84	$28.84
Duke Energy Ohio
FTRs	1	RTO auction pricing	FTR price – per MWh	0.25	-	1.68	0.79
Duke Energy Indiana
FTRs	6	RTO auction pricing	FTR price – per MWh	(2.40)	-	7.41	1.05
Duke Energy
Total Level 3 derivatives	$(77)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2021		December 31, 2020
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$60,354	$64,641	$59,863	$69,292
Duke Energy Carolinas	12,329	13,461	12,218	14,917
Progress Energy	19,333	21,838	19,264	23,470
Duke Energy Progress	9,356	10,131	9,258	10,862
Duke Energy Florida	7,884	9,018	7,915	9,756
Duke Energy Ohio	3,090	3,397	3,089	3,650
Duke Energy Indiana	4,091	4,691	4,091	5,204
Piedmont	3,127	3,412	2,780	3,306
(a)    Book value of long-term debt includes $1.3 billion at March 31, 2021, and December 31, 2020, of unamortized debt discount and premium, net of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both March 31, 2021, and December 31, 2020, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
11. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2021, and the year ended December 31, 2020, or is expected to be provided in the future that was not previously contractually required.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2023	December 2022	April 2023	April 2023
Credit facility amount	$350	$475	$350	$250
Amounts borrowed at March 31, 2021	350	430	350	250
Amounts borrowed at December 31, 2020	350	364	250	250
Restricted Receivables at March 31, 2021	472	613	422	323
Restricted Receivables at December 31, 2020	547	696	500	397
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2021	December 31, 2020
Receivables of VIEs	$4	$4
Regulatory Assets: Current	54	53
Current Assets: Other	14	39
Other Noncurrent Assets: Regulatory assets	927	937
Current Liabilities: Other	2	10
Current maturities of long-term debt	55	55
Long-Term Debt	972	1,002

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	March 31, 2021	December 31, 2020
Current Assets: Other	$319	$257
Property, Plant and Equipment: Cost	6,860	6,394
Accumulated depreciation and amortization	(1,297)	(1,242)
Other Noncurrent Assets: Other	66	67
Current maturities of long-term debt	167	167
Long-Term Debt	1,584	1,569
Other Noncurrent Liabilities: AROs	153	148
Other Noncurrent Liabilities: Other	331	316
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	March 31, 2021
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$46	$60
Other current assets	4	—	4	—	$—
Investments in equity method unconsolidated affiliates	3	480	483	—	—
Deferred tax asset	29	—	29	—	—
Total assets	$36	$480	$516	$46	$60
Other current liabilities	38	3	41	—	—
Other noncurrent liabilities	48	10	58	—	—
Total liabilities	$86	$13	$99	$—	$—
Net (liabilities) assets	$(50)	$467	$417	$46	$60

	December 31, 2020
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$83	$110
Investments in equity method unconsolidated affiliates	—	530	530	—	—
Other noncurrent assets	31	—	31	—	—
Total assets	$31	$530	$561	$83	$110
Other current liabilities	928	5	933	—	—
Other noncurrent liabilities	8	10	18	—	—
Total liabilities	$936	$15	$951	$—	$—
Net assets (liabilities)	$(905)	$515	$(390)	$83	$110
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for future exit costs associated with the cancellation of the ACP pipeline and certain renewable energy project entities guarantees for debt services and operations and maintenance, as discussed below.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

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
Duke Energy has a 47% ownership interest in ACP. In 2020, Duke Energy determined that it would no longer invest in the construction of the ACP pipeline. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. See Notes 1 and 3 for further information regarding this transaction.
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
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Receivables sold	$241	$270	$285	$344
Less: Retained interests	46	83	60	110
Net receivables sold	$195	$187	$225	$234
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2021	2020	2021	2020
Sales
Receivables sold	$561	$537	$698	$647
Loss recognized on sale	3	4	3	4
Cash flows
Cash proceeds from receivables sold	$596	$559	$746	$672
Return received on retained interests	1	2	2	2
Cash flows from sales of receivables are reflected within Cash Flows From Operating Activities and Cash Flows from Investing Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
12. REVENUE
Duke Energy earns substantially all of its revenues through its reportable segments, Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables.

FINANCIAL STATEMENTS	REVENUE

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

	Remaining Performance Obligations
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Progress Energy	$71	$107	$44	$45	$7	$51	$325
Duke Energy Progress	6	8	8	8	—	—	30
Duke Energy Florida	65	99	36	37	7	51	295
Duke Energy Indiana	2	—	7	12	12	24	57
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

	Remaining Performance Obligations
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Piedmont	$50	$67	$64	$61	$60	$335	$637
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
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE

Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended March 31, 2021
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,462	$793	$1,162	$560	$602	$195	$313	$—
General	1,419	502	624	306	318	104	189	—
Industrial	662	256	207	145	62	31	167	—
Wholesale	504	114	326	292	34	13	50	—
Other revenues	226	74	160	83	77	22	18	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,273	$1,739	$2,479	$1,386	$1,093	$365	$737	$—

Gas Utilities and Infrastructure
Residential	$460	$—	$—	$—	$—	$110	$—	$351
Commercial	204	—	—	—	—	48	—	156
Industrial	50	—	—	—	—	7	—	43
Power Generation	—	—	—	—	—	—	—	22
Other revenues	47	—	—	—	—	5	—	26
Total Gas Utilities and Infrastructure revenue from contracts with customers	$761	$—	$—	$—	$—	$170	$—	$598

Commercial Renewables
Revenue from contracts with customers	$54	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$6	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$6,094	$1,739	$2,479	$1,386	$1,093	$535	$737	$598

Other revenue sources(a)	$56	$(23)	$26	$15	$8	$(3)	$8	$8
Total revenues	$6,150	$1,716	$2,505	$1,401	$1,101	$532	$745	$606
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

	Three Months Ended March 31, 2020 and 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$76	$10	$16	$8	$7	$4	$3	$6
Cumulative Change in Accounting Principle	5	1	2	1	1	—	—	1
Write-Offs	(10)	(3)	(4)	(2)	(2)	—	—	(1)
Credit Loss Expense	18	3	6	2	5	1	—	3
Balance at March 31, 2020	$89	$11	$20	$9	$11	$5	$3	$9

Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12
Write-Offs	(21)	(8)	(10)	(5)	(5)	—	—	(1)
Credit Loss Expense	17	10	7	2	5	—	—	3
Other Adjustments	5	9	3	3	1	—	—	—
Balance at March 31, 2021	$147	$34	$37	$23	$15	$4	$3	$14

FINANCIAL STATEMENTS	REVENUE

Trade and other receivables are evaluated based on an estimate of the risk of loss over the life of the receivable and current and historical conditions using supportable assumptions. Management evaluates the risk of loss for trade and other receivables by comparing the historical write-off amounts to total revenue over a specified period. Historical loss rates are adjusted due to the impact of current conditions, as well as forecasted conditions over a reasonable time period. The calculated write-off rate can be applied to the receivable balance for which an established reserve does not already exist. Management reviews the assumptions and risk of loss periodically for trade and other receivables.
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	March 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$758	$293	$183	$90	$93	$4	$16	$44
0-30 days	1,656	337	633	357	275	55	35	185
30-60 days	181	62	46	31	15	8	3	21
60-90 days	46	15	11	6	5	3	1	6
90+ days	120	31	26	4	22	28	11	7
Deferred Payment Arrangements(c)	170	80	53	37	16	4	—	8
Trade and Other Receivables	$2,931	$818	$952	$525	$426	$102	$66	$271

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$969	$328	$283	$167	$116	$2	$16	$86
0-30 days	1,789	445	707	398	307	60	26	149
30-60 days	185	80	54	25	29	8	3	8
60-90 days	22	1	10	4	6	2	1	3
90+ days	119	16	32	9	23	30	12	9
Deferred Payment Arrangements(c)	215	96	80	52	28	—	—	7
Trade and Other Receivables	$3,299	$966	$1,166	$655	$509	$102	$58	$262
(a)    Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)    Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 11 for further information. These receivables for unbilled revenues are $55 million and $87 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of March 31, 2021, and $87 million and $134 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2020.
(c)    Due to certain customer financial hardships created by the COVID-19 pandemic and resulting stay-at-home orders, Duke Energy permitted customers to defer payment of past-due amounts through an installment payment plan over a period of several months.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Net income available to Duke Energy common stockholders	$953	$899
Accumulated preferred stock dividends adjustment	12	13
Less: Impact of participating securities	1	1
Income from continuing operations available to Duke Energy common stockholders	$964	$911

Weighted average common shares outstanding – basic	769	734
Equity forwards	—	2
Weighted average common shares outstanding – diluted	769	736
EPS available to Duke Energy common stockholders
Basic and diluted	$1.25	$1.24
Potentially dilutive items excluded from the calculation(a)	2	2
Dividends declared per common share	$0.965	$0.945
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$0.359
Dividends declared on Series B preferred stock per share(c)	$24.375	$24.917
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
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$44	$14	$13	$7	$5	$1	$2	$1
Interest cost on projected benefit obligation	55	13	17	7	10	3	5	2
Expected return on plan assets	(139)	(35)	(47)	(21)	(26)	(7)	(10)	(5)
Amortization of actuarial loss	33	7	10	5	5	2	3	2
Amortization of prior service credit	(7)	(2)	(1)	—	—	—	—	(1)
Amortization of settlement charges	2	1	1	—	—	—	—	—
Net periodic pension costs	$(12)	$(2)	$(7)	$(2)	$(6)	$(1)	$—	$(1)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$41	$12	$12	$6	$5	$1	$2	$1
Interest cost on projected benefit obligation	67	16	21	10	12	4	6	2
Expected return on plan assets	(143)	(36)	(48)	(22)	(25)	(7)	(11)	(5)
Amortization of actuarial loss	34	7	11	5	6	2	3	2
Amortization of prior service credit	(8)	(2)	(1)	—	—	—	—	(2)
Amortization of settlement charges	2	1	1	—	—	—	—	—
Net periodic pension costs	$(7)	$(2)	$(4)	$(1)	$(2)	$—	$—	$(2)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2021, and 2020.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three months ended March 31, 2021, and 2020.
15. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2021	2020
Duke Energy	8.2%	13.3%
Duke Energy Carolinas	6.9%	16.1%
Progress Energy	12.9%	17.5%
Duke Energy Progress	8.3%	17.1%
Duke Energy Florida	19.3%	20.0%
Duke Energy Ohio	13.3%	17.7%
Duke Energy Indiana	17.6%	20.8%
Piedmont	11.4%	10.1%
The decrease in the ETR for Duke Energy for the three months ended March 31, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Carolinas for the three months ended March 31, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Progress Energy for the three months ended March 31, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Progress for the three months ended March 31, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Ohio for the three months ended March 31, 2021, was primarily due to an increase in amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Indiana for the three months ended March 31, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
16. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, commitments and contingencies and debt and credit facilities, see Notes 3, 4 and 5.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2021, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020.
Executive Overview
Advancing Our Clean Energy Transformation
During the first quarter, we continued to move past the challenges from 2020 while executing on our clean energy transformation. In March of 2021, we expanded the company’s senior management team and realigned roles and responsibilities to further accelerate our clean energy transition. This realignment will accelerate the execution of our strategy, clarify important roles in our clean energy transformation and position our company to grow – for our customers, communities, employees and investors.
To further our progress toward achieving net-zero carbon emissions, we will transform our fleet to shift away from coal and expect our largest source of energy in our regulated utilities will come from renewable energy resources, representing about 40% of our capacity in 2050. During the next five years, we have plans for $600 million in new battery storage investment across our regulated businesses. We expect storage investment to accelerate over this decade and beyond – and presently project more than 13,000 MW's of energy storage on our system by 2050. Our generation transition relies upon modernizing and enhancing our energy grid. We continue to install smart meters – more than 8.5 million so far – providing customers with more information about their energy use while helping us improve outage detection and restoration. By the end of 2021, nearly all of our customers will be served by smart meters.
We developed innovative IRPs in the Carolinas, outlining comprehensive proposals and offering six potential pathways to meet key carbon reduction milestones over the next 15 years while balancing affordability for customers. We’ve been working with stakeholder groups to help shape North Carolina’s Clean Energy Plan, with a common goal of reaching net-zero carbon emissions in a way that best serves our customers and our state. This complements the efforts underway on regulatory reform, including the introduction of more efficient cost recovery mechanisms. We also continue to monitor legislative activity at the federal level and any potential impacts on our strategy and investments across the enterprise.
Regulatory Activity. During the first quarter of 2021, we continued to move our regulatory strategy forward. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
Duke Energy Carolinas 2019 Rate Case Order
•On March 31, 2021, the NCUC issued an order approving without modification previous settlements reached by Duke Energy Carolinas, the North Carolina Public Staff (the “Public Staff”) and other parties on March 25, 2020, and July 31, 2020, which resolved certain issues in Duke Energy Carolinas' base rate case proceeding originally filed with the NCUC on September 31, 2019.
•The order approved without modification the Agreement and Stipulation of Partial Settlement filed with the NCUC on January 25, 2021, which resolved all coal ash prudence and cost recovery issues through early 2030, including in Duke Energy Carolinas' 2019 base rate case proceeding, as well as the equitable sharing issue on remand from the Duke Energy Carolinas 2017 North Carolina rate case as a result of the December 11, 2020, North Carolina Supreme Court opinion.
•The order also approved a return on equity of 9.6% based upon a capital structure of 52% equity and 48% debt, deferral treatment for approximately $0.8 billion of grid improvement projects with a return, Unprotected Federal Excess Deferred Income Taxes flow back over a period of five years, and the reasonableness and prudence of $213 million of deferred storm costs which were removed from the rate case and for which Duke Energy Carolinas filed a petition seeking to securitize the costs in October 2020.
•The order denied Duke Energy Carolinas' proposal to shorten the remaining depreciable lives of certain coal-fired generating plants, indicating that Duke Energy Carolinas' IRP proceeding was the appropriate proceeding for the review of generating plant retirements.
Duke Energy Progress 2019 Rate Case Order
•On April 16, 2021, the NCUC issued an order approving without modification previous settlements reached by Duke Energy Progress, the Public Staff and other parties on June 2, 2020, and July 31, 2020, which resolved certain issues in Duke Energy Progress’ base rate case proceeding originally filed with the NCUC on October 30, 2019.
•The order approved without modification the Agreement and Stipulation of Partial Settlement filed with the NCUC on January 25, 2021, which resolved all coal ash prudence and cost recovery issues through early 2030, including in Duke Energy Progress’ 2019 base rate case proceeding, as well as the equitable sharing issue on remand from the Duke Energy Progress 2017 North Carolina rate case as a result of the December 11, 2020, North Carolina Supreme Court opinion.

MD&A	DUKE ENERGY

◦The order also approved a return on equity of 9.6% based upon a capital structure of 52% equity and 48% debt, deferral treatment for approximately $0.4 billion of grid improvement projects with a return, Unprotected Federal Excess Deferred Income Taxes flow back over a period of five years, and the reasonableness and prudence of $714 million of deferred storm costs, which were removed from the rate case and for which Duke Energy Progress filed a petition seeking to securitize the costs in October 2020.
◦The order denied Duke Energy Progress’ proposal to shorten the remaining depreciable lives of certain coal-fired generating plants, indicating that Duke Energy Progress’ IRP proceeding was the appropriate proceeding for the review of generating plant retirements.
Piedmont 2021 North Carolina Rate Case
•On March 22, 2021, Piedmont filed an application with the NCUC for a rate increase for retail customers of approximately $109 million, which represents an approximate 10% increase in retail revenues. The rate increase is driven by customer growth and significant infrastructure upgrade investments (plant additions) since the last general rate case.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.
Regulatory Matters
Coal Ash Costs
As a result of the NCDEQ settlement on December 31, 2019, Duke Energy Carolinas and Duke Energy Progress agreed to excavate seven of the nine remaining coal ash basins in North Carolina with ash moved to on-site lined landfills. At the two remaining basins, uncapped basin ash will be excavated and moved to off-site lined landfills. The majority of spend is expected to occur over the next 15-20 years. In January 2021, Duke Energy Carolinas and Duke Energy Progress reached a settlement agreement on recovery of coal ash costs as outlined in Note 3, "Regulatory Matters." The company agreed not to seek recovery of approximately $1 billion of deferred coal ash expenditures and Duke Energy Carolinas and Duke Energy Progress took a charge of approximately $500 million each in 2020. On March 31, 2021, and April 16, 2021, the NCUC approved the coal ash settlement for Duke Energy Carolinas and Duke Energy Progress, respectively.
In 2019, Duke Energy Carolinas and Duke Energy Progress received orders from the PSCSC denying recovery of certain coal ash costs. Duke Energy Carolinas and Duke Energy Progress have appealed these decisions to the South Carolina Supreme Court and those appeals are pending. An order from regulatory or judicial authorities that rejects our proposed settlement or disallows recovery of costs related to closure of these ash basins could have an adverse impact.
Duke Energy Indiana has interpreted the CCR rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. In 2020, the Hoosier Environmental Council filed a petition challenging the Indiana Department of Environmental Management's (IDEM) partial approval of five of Duke Energy Indiana’s ash pond site closure plans at Gallagher Station. The petition does not challenge the other thirteen basin closures approved by IDEM at other Indiana stations. Interpretation of the requirements of the CCR rule is subject to further legal challenges and regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash.
Rate Cases
In March 2021, Piedmont filed a general rate case with the NCUC. The outcome of this rate case could have a material impact.
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
For additional information, see Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters.”
Minority Interest Investment in Duke Energy Indiana
In January 2021, Duke Energy entered into a definitive agreement providing for a 19.9% minority interest investment in Duke Energy Indiana by an affiliate of GIC, Singapore's sovereign wealth fund. The transaction is subject to the satisfaction of certain customary conditions described in the investment agreement, including receipt of the approval of the FERC and completion of review by the Committee on Foreign Investments in the United States. Failure to obtain related approvals or satisfy the conditions in the investment agreement could result in the termination of the transaction and could result in an adverse impact.
Commercial Renewables
Duke Energy continues to monitor recoverability of renewable merchant plants located in the Electric Reliability Council of Texas West market and in the PJM West market, due to declining market pricing and declining long-term forecasted energy prices, primarily driven by lower forecasted natural gas prices. Based on the most recent recoverability test, the carrying value approximated the aggregate estimated future undiscounted cash flows for the assets under review. A continued decline in energy market pricing would likely result in a future impairment. Impairment of these assets could result in adverse impacts. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, "Business Segments."

MD&A	MATTERS IMPACTING FUTURE RESULTS

In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the Electric Reliability Council of Texas market. Both lost revenues and higher than expected purchased power costs have negatively impacted the operating results of these generating units. The financial impact of the storm is expected to have a material impact on the Commercial Renewables segment's 2021 operating results. In addition, Duke Energy has been named in multiple lawsuits arising out of this winter storm, and particularly, the deregulated market managed by the Electric Reliability Council of Texas. For more information, see Notes 2 and 4 to the Condensed Consolidated Financial Statements, "Business Segments" and "Commitments and Contingencies," respectively.
COVID-19
Duke Energy cannot predict the extent to which the COVID-19 pandemic will impact its results of operations, financial position and cash flows in the future. Duke Energy will continue to actively monitor the impacts of COVID-19 including the economic slowdown caused by business closures or by reduced operations of businesses and governmental agencies. The pandemic and resultant economic slowdown continues to cause an increase in certain costs, such as bad debt, and a reduction in the demand for energy. Duke Energy has mitigation plans in place to partially offset these impacts, and the ability to execute these plans is critical to preserving future financial results. The company is in the process of reviewing the long-term real estate strategy due to a potential change of in-office work policies after the COVID-19 pandemic. The plan may result in a reduction of physical work space, which could create accounting impacts in 2021. Accounting impacts may include reassessments of lease terms and lease modifications, which could result in termination penalties, as well as, asset impairments on property, plant and equipment.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Duke Energy Registrants' Annual Reports on Form 10-K for the year ended December 31, 2020, for discussion of risks associated with the Tax Act.
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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Gas Pipeline Investments represents additional exit obligations related to ACP.
•Severance represents the reversal of 2018 severance charges, which were deferred as a result of a partial settlement in the Duke Energy Carolinas and the Duke Energy Progress 2019 North Carolina rate cases.
Three Months Ended March 31, 2021, as compared to March 31, 2020
GAAP reported EPS was $1.25 for the first quarter of 2021 compared to $1.24 in the first quarter of 2020. GAAP reported EPS increased slightly due to favorable weather and positive rate case impacts, offset by the deferral of severance costs in the prior year, Texas Storm Uri impacts and share dilution from equity issuances.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s first quarter 2021 adjusted EPS was $1.26 compared to $1.14 for the first quarter of 2020. The increase in adjusted EPS was primarily due to better weather and positive rate case contributions, partially offset by Texas Storm Uri impacts, the loss of ACP and share dilution from equity issuances.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2021		2020
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS

GAAP Reported Earnings/GAAP Reported EPS	$953	$1.25	$899	$1.24
Adjustments:
Gas Pipeline Investments(a)	5	0.01	—	—
Severance(b)	—	—	(75)	(0.10)
Adjusted Earnings/Adjusted EPS	$958	$1.26	$824	$1.14
(a)    Net of tax benefit of $1 million.
(b)    Net of tax expense of $23 million.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

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
Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$5,281	$5,183	$98
Operating Expenses
Fuel used in electric generation and purchased power	1,462	1,467	(5)
Operation, maintenance and other	1,282	1,325	(43)
Depreciation and amortization	1,057	977	80
Property and other taxes	311	303	8
Impairment of assets and other charges	—	2	(2)
Total operating expenses	4,112	4,074	38
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	1,169	1,110	59
Other Income and Expenses, net	104	85	19
Interest Expense	340	339	1
Income Before Income Taxes	933	856	77
Income Tax Expense	113	151	(38)
Segment Income	$820	$705	$115

Duke Energy Carolinas GWh sales	21,962	21,236	726
Duke Energy Progress GWh sales	16,537	15,670	867
Duke Energy Florida GWh sales	8,554	8,617	(63)
Duke Energy Ohio GWh sales	6,004	5,823	181
Duke Energy Indiana GWh sales	7,726	7,606	120
Total Electric Utilities and Infrastructure GWh sales	60,783	58,952	1,831
Net proportional MW capacity in operation	50,026	49,561	465
Three Months Ended March 31, 2021, as compared to March 31, 2020
Electric Utilities and Infrastructure’s higher segment income is due to better weather compared to prior year, lower labor related expenses and rate case contributions in various jurisdictions. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $92 million increase in retail sales, net of fuel revenues, due to better weather compared to prior year;
•a $33 million increase primarily due to higher base rate pricing from the Duke Energy Indiana retail rate case, partially offset by lower rider revenues;
•an $18 million increase in retail pricing due to base rate adjustments related to Duke Energy Florida annual increases from the 2017 Settlement Agreement and the solar base rate adjustment; and
•an $8 million increase in retail pricing primarily due to the Duke Energy Kentucky general rate case.
Partially offset by:
•a $24 million decrease in rider revenues at Duke Energy Carolinas primarily due to energy efficiency programs;
•a $15 million decrease in wholesale power revenues, net of fuel, at Duke Energy Florida primarily due to a restructured capacity contract which was converted to a seasonal contract; and
•an $8 million decrease in weather-normal retail sales volumes.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Operating Expenses. The variance was driven primarily by:
•an $80 million increase in depreciation and amortization primarily due to accelerated depreciation of retired coal units Crystal River 1 and 2, a change in depreciation rates from the Indiana, North Carolina and South Carolina retail rate cases and additional plant in service.
Partially offset by:
•a $43 million decrease in operation, maintenance and other primarily driven by lower labor related expenses, partially offset by higher storm costs.
Other Income and Expenses, net. The variance was primarily due to lower non-service pension costs and unrealized gains on the Duke Energy Florida nuclear decommissioning trust fund.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income. The ETRs for the three months ended March 31, 2021, and 2020, were 12.1% and 17.6%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$775	$664	$111
Operating Expenses
Cost of natural gas	276	199	77
Operation, maintenance and other	102	110	(8)
Depreciation and amortization	68	66	2
Property and other taxes	35	30	5
Total operating expenses	481	405	76
Operating Income	294	259	35
Other Income and Expenses, net	17	49	(32)
Interest Expense	33	31	2
Income Before Income Taxes	278	277	1
Income Tax Expense	33	28	5
Segment Income	$245	$249	$(4)

Piedmont LDC throughput (dekatherms)	149,626,582	148,503,995	1,122,587
Duke Energy Midwest LDC throughput (Mcf)	37,109,003	33,785,834	3,323,169
Three Months Ended March 31, 2021, as compared to March 31, 2020
Gas Utilities and Infrastructure’s results were impacted primarily by the cancellation of the ACP pipeline offset by margin growth at Piedmont. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $77 million increase due to higher natural gas costs passed through to customers, higher volumes and increased off-system sales natural gas costs;
•an $11 million increase due to Tennessee base rate case increases; and
•a $7 million increase due to North Carolina IMR.
Operating Expenses. The variance was driven primarily by:
•a $77 million increase in cost of natural gas primarily due to higher natural gas prices, higher volumes and increased off-system sales natural gas costs.
Other Income and Expenses, net. The variance was primarily driven by the cancellation of the ACP pipeline.
Income Tax Expense. The increase in the tax expense was primarily due to a decrease in AFUDC equity, partially offset by an increase in the amortization of excess deferred taxes. The ETRs for the three months ended March 31, 2021, and 2020 were 11.9% and 10.1%, respectively. The increase in the ETR was primarily due to a decrease in AFUDC equity, partially offset by an increase in the amortization of excess deferred taxes.

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

Commercial Renewables

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$119	$129	$(10)
Operating Expenses
Operation, maintenance and other	72	69	3
Depreciation and amortization	53	48	5
Property and other taxes	9	8	1
Total operating expenses	134	125	9
Operating Income	(15)	4	(19)
Other Income and Expenses, net	(25)	(1)	(24)
Interest Expense	13	18	(5)
Loss Before Income Taxes	(53)	(15)	(38)
Income Tax Benefit	(29)	(24)	(5)
Add: Loss Attributable to Noncontrolling Interests	51	48	3
Segment Income	$27	$57	$(30)

Renewable plant production, GWh	2,588	2,437	151
Net proportional MW capacity in operation(a)	4,294	3,502	792
(a)    Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.
Three Months Ended March 31, 2021, as compared to March 31, 2020
Commercial Renewables' results were unfavorable primarily due to the impacts from Texas Storm Uri resulting in a $35 million pre-tax loss.
Operating Revenues. The variance was primarily driven by a $13 million decrease for lower market prices in the current year impacting the wind portfolio and a $8 million decrease due to low wind resource and operating downtime. This was partially offset by an $8 million increase for market sales in excess of market purchases during Texas Storm Uri and a $5 million increase due to growth of new projects.
Operating Expenses. The variance was primarily driven by a $7 million increase due to the growth of new projects placed in service and a $2 million increase associated with Texas Storm Uri.
Other Income and Expenses, net. The variance was primarily driven by a $29 million loss in equity earnings due to the impacts from Texas Storm Uri, partially offset by $4 million increase in equity earnings from the wind and distributed asset portfolios.
Interest Expense. The decrease was primarily driven by a $4 million gain on an interest rate swap that does not qualify for hedge accounting.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses, partially offset by a decrease in production tax credits generated.
Loss Attributable to Noncontrolling Interests. The increase was driven primarily by $15 million for the growth of new projects financed by tax equity, partially offset by a $12 million loss resulting from Texas Storm Uri.
Other

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$26	$23	$3
Operating Expenses	28	(89)	117
Operating (Loss) Income	(2)	112	(114)
Other Income and Expenses, net	21	(33)	54
Interest Expense	151	171	(20)
Loss Before Income Taxes	(132)	(92)	(40)
Income Tax Benefit	(32)	(19)	(13)
Less: Preferred Dividends	39	39	—
Net Loss	$(139)	$(112)	$(27)

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

Three Months Ended March 31, 2021, as compared to March 31, 2020
The higher net loss was driven by the prior year reversal of severance charges incurred in previous periods, partially offset by higher returns on investments that fund certain employee benefit obligations and lower interest rates. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The increase was primarily due to the 2020 reversal of severance charges, incurred as a result of a 2018 corporate cost savings initiative, due to reaching settlement for regulatory recovery and higher expenses associated with certain employee benefit obligations.
Other Income and Expenses, net. The variance was primarily due to higher returns on investments that fund certain employee benefit obligations.
Interest Expense. The variance was primarily due to lower interest rates on floating rate debt.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses. The ETRs for the three months ended March 31, 2021, and 2020 were 24.2% and 20.7%, respectively. The increase in the ETR was primarily due to unfavorable tax impacts in the prior year related to lower investment returns on certain employee benefit obligations.
DUKE ENERGY CAROLINAS
Results of Operations

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$1,716	$1,748	$(32)
Operating Expenses
Fuel used in electric generation and purchased power	422	453	(31)
Operation, maintenance and other	441	386	55
Depreciation and amortization	359	343	16
Property and other taxes	83	81	2
Impairment of assets and other charges	—	2	(2)
Total operating expenses	1,305	1,265	40
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	411	484	(73)
Other Income and Expenses, net	48	43	5
Interest Expense	124	123	1
Income Before Income Taxes	335	404	(69)
Income Tax Expense	23	65	(42)
Net Income	$312	$339	$(27)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential sales	13.5%
General service sales	(3.6)%
Industrial sales	(2.4)%
Wholesale power sales	15.0%
Joint dispatch sales	33.0%
Total sales	3.4%
Average number of customers	2.1%
Three Months Ended March 31, 2021, as compared to March 31, 2020
Operating Revenues. The variance was driven primarily by:
•a $33 million decrease in fuel revenues due to lower prices and retail sales volumes;
•a $24 million decrease in rider revenues primarily due to energy efficiency programs; and
•a $14 million decrease in weather-normal retail sales volumes.
Partially offset by:
•a $50 million increase in retail sales due to better weather compared to prior year.

MD&A	DUKE ENERGY CAROLINAS

Operating Expenses. The variance was driven primarily by:
•a $55 million increase in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement with the Public Staff of the NCUC related to the 2019 North Carolina retail rate case recorded in 2020; partially offset by lower nuclear outage costs; and
•a $16 million increase in depreciation and amortization expense primarily due to additional plant in service and new depreciation rates associated with the North Carolina rate cases.
Partially offset by:
•a $31 million decrease in fuel used in electric generation and purchased power primarily due to lower retail sales volumes.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes and a decrease in pretax income.
PROGRESS ENERGY
Results of Operations

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$2,505	$2,422	$83
Operating Expenses
Fuel used in electric generation and purchased power	795	763	32
Operation, maintenance and other	601	554	47
Depreciation and amortization	485	452	33
Property and other taxes	142	135	7
Total operating expenses	2,023	1,904	119
Losses on Sales of Other Assets and Other, net	—	(1)	1
Operating Income	482	517	(35)
Other Income and Expenses, net	43	32	11
Interest Expense	192	206	(14)
Income Before Income Taxes	333	343	(10)
Income Tax Expense	43	60	(17)
Net Income	290	283	7
Three Months Ended March 31, 2021, as compared to March 31, 2020
Operating Revenues. The variance was driven primarily by:
•a $33 million increase in retail sales, net of fuel revenues, due to better weather compared to prior year;
•a $21 million increase in fuel cost recovery driven by higher fuel prices and volumes in the current year;
•a $19 million increase in fuel and capacity revenues primarily due to recovery of the remaining value of retired coal units Crystal River 1 and 2; and
•an $18 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the solar base rate adjustment.
Partially offset by:
•a $15 million decrease in wholesale power revenues, net of fuel, primarily due to a restructured capacity contract, which was converted to a seasonal contract at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $47 million increase in operation, maintenance and other expense at Duke Energy Progress primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement with the Public Staff of the NCUC related to the 2019 North Carolina retail rate case recorded in 2020, as well as increased storm costs;
•a $33 million increase in depreciation and amortization primarily due to accelerated depreciation of retired coal units Crystal River 1 and 2, and increase in plant base; and
•a $32 million increase in fuel used in electric generation and purchased power primarily due to higher demand and changes in generation mix at Duke Energy Progress.
Other Income and Expenses, net. The increase is primarily due to unrealized gains on the nuclear decommissioning trust fund and pension plan assets at Duke Energy Florida.

MD&A	PROGRESS ENERGY

Interest Expense. The variance was driven primarily by lower intercompany interest expense and lower debt outstanding at Progress Energy, Inc.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes.
DUKE ENERGY PROGRESS
Results of Operations

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$1,401	$1,338	$63
Operating Expenses
Fuel used in electric generation and purchased power	436	405	31
Operation, maintenance and other	357	305	52
Depreciation and amortization	285	287	(2)
Property and other taxes	49	47	2
Total operating expenses	1,127	1,044	83
Losses on Sales of Other Assets and Other, net	—	(1)	1
Operating Income	274	293	(19)
Other Income and Expenses, net	24	22	2
Interest Expense	69	69	—
Income Before Income Taxes	229	246	(17)
Income Tax Expense	19	42	(23)
Net Income	$210	$204	$6
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2021
Residential sales	18.7%
General service sales	(0.9)%
Industrial sales	(1.8)%
Wholesale power sales	10.2%
Joint dispatch sales	(7.6)%
Total sales	5.5%
Average number of customers	2.0%
Three Months Ended March 31, 2021, as compared to March 31, 2020
Operating Revenues. The variance was driven primarily by:
•a $42 million increase in retail sales due to better weather compared to prior year; and
•a $21 million increase in fuel cost recovery driven by higher fuel prices and volumes in the current year.
Operating Expenses. The variance was driven primarily by:
•a $52 million increase in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement with the Public Staff of the NCUC related to the 2019 North Carolina retail rate case recorded in 2020, as well as increased storm costs; and
•a $31 million increase in fuel used in electric generation and purchased power primarily due to higher demand and changes in generation mix.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes.

MD&A	DUKE ENERGY FLORIDA

DUKE ENERGY FLORIDA
Results of Operations

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$1,101	$1,080	$21
Operating Expenses
Fuel used in electric generation and purchased power	359	358	1
Operation, maintenance and other	242	245	(3)
Depreciation and amortization	200	165	35
Property and other taxes	93	88	5
Total operating expenses	894	856	38
Operating Income	207	224	(17)
Other Income and Expenses, net	18	10	8
Interest Expense	80	84	(4)
Income Before Income Taxes	145	150	(5)
Income Tax Expense	28	30	(2)
Net Income	$117	$120	$(3)
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

Increase (Decrease) over prior period	2021
Residential sales	10.5%
General service sales	(2.1)%
Industrial sales	5.6%
Wholesale and other	38.2%
Total sales	(0.7)%
Average number of customers	1.9%
Three Months Ended March 31, 2021, as compared to March 31, 2020
Operating Revenues. The variance was driven primarily by:
•a $19 million increase in fuel and capacity revenues primarily due to recovery of the remaining value of retired coal units Crystal River 1 and 2;
•an $18 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the solar base rate adjustment;
•an $8 million increase in rider revenues primarily due to increased volumes;
•a $7 million increase in transmission revenues and customer equipment rentals: and
•a $5 million increase in weather-normal retail sales volumes.
Partially offset by:
•a $15 million decrease in wholesale power revenues, net of fuel, primarily due to a restructured capacity contract which was converted to a seasonal contract;
•a $12 million decrease in storm revenues due to full recovery of Hurricane Dorian costs in the prior year; and
•a $9 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year.
Operating Expenses. The variance was driven primarily by:
•a $35 million increase in depreciation and amortization primarily due to accelerated depreciation of retired coal units Crystal River 1 and 2 and an increase in plant base.
Other Income and Expense, net. The increase is primarily due to lower non-service pension costs and unrealized gains on the nuclear decommissioning trust fund.

MD&A	DUKE ENERGY OHIO

DUKE ENERGY OHIO
Results of Operations

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues
Regulated electric	$363	$346	$17
Regulated natural gas	169	152	17
Total operating revenues	532	498	34
Operating Expenses
Fuel used in electric generation and purchased power	82	87	(5)
Cost of natural gas	51	37	14
Operation, maintenance and other	108	123	(15)
Depreciation and amortization	74	68	6
Property and other taxes	92	83	9
Total operating expenses	407	398	9
Operating Income	125	100	25
Other Income and Expenses, net	5	3	2
Interest Expense	25	24	1
Income Before Income Taxes	105	79	26
Income Tax Expense	14	14	—
Net Income	$91	$65	$26
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2021	2021
Residential sales	13.0%	13.6%
General service sales	(1.2)%	12.0%
Industrial sales	(2.2)%	(0.8)%
Wholesale electric power sales	115.8%	n/a
Other natural gas sales	n/a	0.8%
Total sales	3.1%	9.8%
Average number of customers	0.8%	0.8%
Three Months Ended March 31, 2021, as compared to March 31, 2020
Operating Revenues. The variance was driven primarily by:
•a $10 million increase in fuel related revenues primarily due to higher prices and increased volumes;
•an $8 million increase in retail pricing primarily due to the Duke Energy Kentucky general rate case;
•a $7 million increase in revenues due to better weather compared to prior year;
•a $7 million increase in PJM transmission revenues as a result of increased capital spend;
•a $4 million increase in other revenues due to higher OVEC sales into PJM; and
•a $3 million increase in bulk power marketing sales.
Partially offset by:
•a $7 million decrease in retail revenue riders primarily due to the suspension of the Ohio energy efficiency rider and a decrease in the Kentucky gas weather normalization rider, partially offset by an increase in the distribution capital investment rider due to an increase in capital spend.

MD&A	DUKE ENERGY OHIO

Operating Expenses. The variance was driven primarily by:
•a $9 million increase in fuel expense primarily driven by higher retail prices and increased volumes for natural gas;
•a $9 million increase in property and other taxes primarily due to increased plant in service, higher kilowatt and natural gas distribution taxes due to increased usage and a lower Network Integration Transmission Service tax deferral; and
•a $6 million increase in depreciation and amortization primarily driven by an increase in distribution plant.
. Partially offset by:
•a $15 million decrease in operations, maintenance and other expense primarily due lower vegetation management costs, employee-related expenses, environmental reserves and energy efficiency program costs in Ohio.
DUKE ENERGY INDIANA
Results of Operations

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$745	$692	$53
Operating Expenses
Fuel used in electric generation and purchased power	217	194	23
Operation, maintenance and other	178	186	(8)
Depreciation and amortization	152	132	20
Property and other taxes	21	22	(1)
Total operating expenses	568	534	34
Operating Income	177	158	19
Other Income and Expenses, net	9	10	(1)
Interest Expense	50	43	7
Income Before Income Taxes	136	125	11
Income Tax Expense	24	26	(2)
Net Income	$112	$99	$13
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential sales	12.3%
General service sales	(0.2)%
Industrial sales	(2.6)%
Wholesale power sales	12.1%
Total sales	1.6%
Average number of customers	1.2%
Three Months Ended March 31, 2021, as compared to March 31, 2020
Operating Revenues. The variance was driven primarily by:
•a $33 million increase primarily due to higher base rate pricing from the Indiana retail rate case, net of lower rider revenues; and
•a $19 million increase in fuel revenues primarily due to higher fuel cost recovery driven by customer demand and fuel prices.
Operating Expenses. The variance was driven primarily by:
•a $23 million increase in fuel used in electric generation and purchased power expense primarily due to higher coal and natural gas costs; and
•a $20 million increase in depreciation and amortization primarily due to a change in depreciation rates from the Indiana retail rate case and additional plant in service.
Partially offset by:
•an $8 million decrease in operation, maintenance and other primarily due to lower outage and other contractor spend.
Interest Expense. The variance was driven by higher post-in-service carrying costs interest resulting from the Indiana retail rate case, partially offset by higher fixed-rate debt outstanding in the prior year.

MD&A	PIEDMONT

PIEDMONT
Results of Operations

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Operating Revenues	$606	$512	$94
Operating Expenses
Cost of natural gas	225	162	63
Operation, maintenance and other	78	80	(2)
Depreciation and amortization	48	45	3
Property and other taxes	14	12	2
Total operating expenses	365	299	66
Operating Income	241	213	28
Other Income and Expenses, net	17	12	5
Interest Expense	29	27	2
Income Before Income Taxes	229	198	31
Income Tax Expense	26	20	6
Net Income	$203	$178	$25
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential deliveries	27.1%
Commercial deliveries	16.0%
Industrial deliveries	2.6%
Power generation deliveries	(12.8)%
For resale	40.9%
Total throughput deliveries	0.8%
Secondary market volumes	5.4%
Average number of customers	2.2%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Three Months Ended March 31, 2021, as compared to March 31, 2020
Operating Revenues. The variance was driven primarily by:
•a $63 million increase due to higher natural gas costs passed through to customers, higher volumes and higher off-system sales natural gas costs;
•an $11 million increase due to Tennessee base rate case increases; and
•a $7 million increase due to North Carolina IMR.
Operating Expenses. The variance was driven primarily by:
•a $63 million increase in cost of natural gas due to higher natural gas prices, higher volumes and higher off-system sales natural gas costs.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020, included a summary and detailed discussion of projected primary sources and uses of cash for 2021 to 2023.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

In January 2021, Duke Energy entered into a definitive agreement with an affiliate of GIC, for GIC to make a minority interest investment of 19.9% in Duke Energy Indiana. The investment will be completed following two closings for an aggregate investment amount of approximately $2 billion. The first closing is expected to be completed in the second quarter of 2021 and Duke Energy will issue 11.1% of the membership interests in exchange for 50% of the total investment amount. Duke Energy has the discretion to determine the timing of the second closing, but the closing will occur no later than January 2023. At the second closing, Duke Energy will issue additional membership interests, so GIC's minority interest ownership is 19.9% of Duke Energy Indiana, for the remaining 50% of the total investment amount. Proceeds from the minority interest investment are expected to address common equity needs through 2025 to partially fund Duke Energy's $59 billion capital and investment expenditure plan.
As of March 31, 2021, Duke Energy had approximately $379 million of cash on hand, $4.4 billion available under its $8 billion Master Credit Facility and $500 million available under the $1 billion Three-Year Revolving Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Note 5 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility.
Credit Ratings
In March 2021, Moody's Investors Services, Inc. (Moody's) downgraded by one notch the long-term credit ratings for Duke Energy (Parent) and Duke Energy Carolinas. The downgrade reflects Duke Energy's balance sheet objectives. The downgrade for Duke Energy (Parent) and Duke Energy Carolinas also considers the impact for Duke Energy Carolinas and Duke Energy Progress as a result of the 2019 rate case orders and approval of the CCR Settlement Agreement. While these agreements are indicative of a regulatory environment that remains broadly supportive of utility credit quality, their financial terms resulted in current impairment charges and lowered the amount of future cash flow Duke Energy Carolinas and Duke Energy Progress will receive in conjunction with their coal ash remediation spending. As part of the credit rating action, Moody's affirmed Duke Energy's (Parent) short-term and commercial paper credit ratings and confirmed the credit ratings for Duke Energy Progress. Following a January 2021, credit rating downgrade of Duke Energy (Parent) and its subsidiaries, Standard & Poor's Rating Services continues to maintain a stable outlook on Duke Energy Corporation and its subsidiaries as of March 31, 2021.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Cash flows provided by (used in):
Operating activities	$2,088	$1,554
Investing activities	(3,137)	(3,022)
Financing activities	1,185	2,593
Net increase in cash, cash equivalents and restricted cash	136	1,125
Cash, cash equivalents and restricted cash at beginning of period	556	573
Cash, cash equivalents and restricted cash at end of period	$692	$1,698
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2021	2020	Variance
Net income	$941	$890	$51
Non-cash adjustments to net income	1,446	1,639	(193)
Payments for asset retirement obligations	(114)	(132)	18
Working capital	(185)	(843)	658
Net cash provided by operating activities	$2,088	$1,554	$534
The variance was primarily due to decreases in coal stock balances, incentive payments and the timing of payments.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2021	2020	Variance
Capital, investment and acquisition expenditures	$(2,215)	$(2,909)	$694
Other investing items	(922)	(113)	(809)
Net cash used in investing activities	$(3,137)	$(3,022)	$(115)
The variance relates primarily to payment made to fund ACP's outstanding debt, partially offset by decreases in capital expenditures due to lower overall investments in the Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables segments.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2021	2020	Variance
Issuances of long-term debt, net	$532	$1,662	$(1,130)
Issuances of common stock	5	40	(35)
Notes payable, commercial paper and other short-term borrowings	1,187	1,569	(382)
Dividends paid	(783)	(707)	(76)
Contributions from noncontrolling interests	303	103	200
Other financing items	(59)	(74)	15
Net cash provided by financing activities	$1,185	$2,593	$(1,408)
The variance was primarily due to:
•a $1,130 million decrease in proceeds from net issuances of long-term debt primarily due to the timing of issuances and redemptions of long-term debt; and
•a $382 million decrease in net proceeds from issuances of notes payable and commercial paper.
Partially offset by:
•a $200 million increase related to contributions from noncontrolling interests for tax equity financing activity in the Commercial Renewables segment.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2021, there were no material changes to Duke Energy’s off-balance sheet arrangements. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three months ended March 31, 2021, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants. During the three months ended March 31, 2021, there were no material changes to the Duke Energy Registrants' disclosures about market risk.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings, including regulatory and environmental matters, see Note 3, "Regulatory Matters," and Note 4, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. For additional information, see Item 3, "Legal Proceedings," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants' Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect the Duke Energy Registrants’ financial condition or future results.
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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	Eleventh Supplemental Indenture, dated as of March 11, 2021 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on March 11, 2021, File No. 1-6196).								X
4.2	One Hundred and Fifth Supplemental Indenture, dated as of April 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on April 1, 2021, File No. 1-0928).		X
*10.1	Coal Combustion Residuals Settlement Agreement	X	X		X
*10.2	Investment Agreement by and among Cinergy Corp., Duke Energy Indiana HoldCo, LLC, Duke Energy Corporation, and Epson Investment PTE. LTD.	X						X
*10.3
First Amendment to $1,000,000,000 Credit Agreement, dated as of May 15, 2019, among registrant, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, PNC Bank, National Association, Sumitomo Mitsui Banking Corporation and TD Bank, N.A., as Co-Syndication Agents, and Bank of China, New York Branch, BNP Paribas, Santander Bank, N.A., and U.S. Bank, National Association, as Co-Documentation Agents.
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

Date:	May 10, 2021	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2021	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Senior Vice President, Chief Accounting Officer, Tax and Controller (Principal Accounting Officer)