Form 10-Q
period 2021-06-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2021-08-05
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at July 31, 2021:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	769,337,598
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
◦The impact of U.S. tax legislation to our financial condition, results of operations or cash flows and our credit ratings;
◦The impacts from potential impairments of goodwill or equity method investment carrying values;
◦The actions of activist shareholders could disrupt our operations, impact our ability to execute on our business strategy, or cause fluctuations in the trading price of our common stock; and
◦The ability to implement our business strategy, including enhancing existing technology systems.
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida Office of Public Counsel and other customer representatives

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida Office of Public Counsel and other customer representatives, which replaces and supplants the 2013 Settlement

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Inc. and Duke Energy

ACP pipeline	The approximately 600-mile canceled interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

Board	Duke Energy Board of Directors

CCR	Coal Combustion Residuals

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the company	Duke Energy Corporation and its subsidiaries

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

Elliott	Elliott Investment Management, L.P.

EPS	Earnings Per Share

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GLOSSARY OF TERMS

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GIC	GIC Private Limited

GWh	Gigawatt-hours

IMR	Integrity Management Rider

IRS	Internal Revenue Service

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

PJM	Pennsylvania-New Jersey-Maryland Interconnection

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Regulated electric	$5,258	$4,963	$10,477	$10,087
Regulated natural gas	302	263	1,051	901
Nonregulated electric and other	198	195	380	382
Total operating revenues	5,758	5,421	11,908	11,370
Operating Expenses
Fuel used in electric generation and purchased power	1,415	1,349	2,858	2,796
Cost of natural gas	79	59	355	258
Operation, maintenance and other	1,410	1,353	2,812	2,692
Depreciation and amortization	1,207	1,150	2,433	2,280
Property and other taxes	349	334	702	679
Impairment of assets and other charges	131	6	131	8
Total operating expenses	4,591	4,251	9,291	8,713
Gains on Sales of Other Assets and Other, net	2	7	2	8
Operating Income	1,169	1,177	2,619	2,665
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	9	(1,968)	(8)	(1,924)
Other income and expenses, net	128	137	255	183
Total other income and expenses	137	(1,831)	247	(1,741)
Interest Expense	572	554	1,107	1,105
Income (Loss) Before Income Taxes	734	(1,208)	1,759	(181)
Income Tax Expense (Benefit)	36	(316)	120	(179)
Net Income (Loss)	698	(892)	1,639	(2)
Add: Net Loss Attributable to Noncontrolling Interests	67	90	118	138
Net Income (Loss) Attributable to Duke Energy Corporation	765	(802)	1,757	136
Less: Preferred Dividends	14	15	53	54
Net Income (Loss) Available to Duke Energy Corporation Common Stockholders	$751	$(817)	$1,704	$82

Earnings (Loss) Per Share – Basic and Diluted
Net income (loss) available to Duke Energy Corporation common stockholders
Basic and Diluted	$0.96	$(1.13)	$2.21	$0.11
Weighted Average Shares Outstanding
Basic	769	735	769	734
Diluted	769	735	769	735

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net Income (Loss)	$698	$(892)	$1,639	$(2)
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	—	(1)	2	—
Net unrealized (losses) gains on cash flow hedges	(97)	5	(68)	(76)
Reclassification into earnings from cash flow hedges	4	2	7	4
Unrealized gains (losses) on available-for-sale securities	4	6	(4)	7
Other Comprehensive (Loss) Income, net of tax	(89)	12	(63)	(65)
Comprehensive Income (Loss)	609	(880)	1,576	(67)
Add: Comprehensive Loss Attributable to Noncontrolling Interests	68	88	112	150
Comprehensive Income (Loss) Attributable to Duke Energy	677	(792)	1,688	83
Less: Preferred Dividends	14	15	53	54
Comprehensive Income (Loss) Available to Duke Energy Corporation Common Stockholders	$663	$(807)	$1,635	$29
(a)Net of income tax impacts of approximately $27 million for the three months ended June 30, 2021, and $19 million and $20 million for the six months ended June 30, 2021, and 2020, respectively. All other periods presented include immaterial income tax impacts.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$367	$259
Receivables (net of allowance for doubtful accounts of $45 at 2021 and $29 at 2020)	868	1,009
Receivables of VIEs (net of allowance for doubtful accounts of $78 at 2021 and $117 at 2020)	2,220	2,144
Inventory	3,015	3,167
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	1,793	1,641
Other (includes $356 at 2021 and $296 at 2020 related to VIEs)	722	462
Total current assets	8,985	8,682
Property, Plant and Equipment
Cost	158,272	155,580
Accumulated depreciation and amortization	(49,752)	(48,827)
Facilities to be retired, net	121	29
Net property, plant and equipment	108,641	106,782
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $914 at 2021 and $937 at 2020 related to VIEs)	12,485	12,421
Nuclear decommissioning trust funds	9,886	9,114
Operating lease right-of-use assets, net	1,495	1,524
Investments in equity method unconsolidated affiliates	938	961
Other (includes $89 at 2021 and $81 at 2020 related to VIEs)	3,652	3,601
Total other noncurrent assets	47,759	46,924
Total Assets	$165,385	$162,388
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,716	$3,144
Notes payable and commercial paper	3,296	2,873
Taxes accrued	692	482
Interest accrued	537	537
Current maturities of long-term debt (includes $219 at 2021 and $472 at 2020 related to VIEs)	4,976	4,238
Asset retirement obligations	691	718
Regulatory liabilities	1,309	1,377
Other	1,994	2,936
Total current liabilities	16,211	16,305
Long-Term Debt (includes $3,796 at 2021 and $3,535 at 2020 related to VIEs)	57,410	55,625
Other Noncurrent Liabilities
Deferred income taxes	9,644	9,244
Asset retirement obligations	12,272	12,286
Regulatory liabilities	15,414	15,029
Operating lease liabilities	1,315	1,340
Accrued pension and other post-retirement benefit costs	995	969
Investment tax credits	770	687
Other (includes $352 at 2021 and $316 at 2020 related to VIEs)	1,809	1,719
Total other noncurrent liabilities	42,219	41,274
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2021 and 2020	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2021 and 2020	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 769 million shares outstanding at 2021 and 2020	1	1
Additional paid-in capital	43,788	43,767
Retained earnings	2,687	2,471
Accumulated other comprehensive loss	(306)	(237)
Total Duke Energy Corporation stockholders' equity	48,132	47,964
Noncontrolling interests	1,413	1,220
Total equity	49,545	49,184
Total Liabilities and Equity	$165,385	$162,388

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,639	$(2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,753	2,651
Equity in losses of unconsolidated affiliates	8	1,924
Equity component of AFUDC	(83)	(76)
Impairment of assets and other charges	131	8
Deferred income taxes	119	105
Payments for asset retirement obligations	(263)	(287)
Provision for rate refunds	(13)	(12)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	15	(24)
Receivables	85	281
Inventory	153	(56)
Other current assets	(297)	(124)
Increase (decrease) in
Accounts payable	(297)	(638)
Taxes accrued	219	273
Other current liabilities	(326)	(344)
Other assets	77	(201)
Other liabilities	(47)	(121)
Net cash provided by operating activities	3,873	3,357
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,636)	(5,103)
Contributions to equity method investments	(21)	(164)
Purchases of debt and equity securities	(3,182)	(3,818)
Proceeds from sales and maturities of debt and equity securities	3,217	3,755
Disbursements to canceled equity method investments	(855)	—
Other	(137)	(141)
Net cash used in investing activities	(5,614)	(5,471)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	4,627	3,788
Issuance of common stock	5	57
Payments for the redemption of long-term debt	(2,002)	(1,951)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	75	1,866
Payments for the redemption of short-term debt with original maturities greater than 90 days	(959)	(113)
Notes payable and commercial paper	1,299	(129)
Contributions from noncontrolling interests	318	163
Dividends paid	(1,541)	(1,391)
Other	(72)	(108)
Net cash provided by financing activities	1,750	2,182
Net increase in cash, cash equivalents and restricted cash	9	68
Cash, cash equivalents and restricted cash at beginning of period	556	573
Cash, cash equivalents and restricted cash at end of period	$565	$641
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$990	$945
Non-cash dividends	—	54

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2020 and 2021
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2020	$1,962	735	$1	$40,930	$4,221	$(116)	$4	$(81)	$46,921	$1,162	$48,083
Net income (loss)	—	—	—	—	(817)	—	—	—	(817)	(90)	(907)
Other comprehensive income (loss)	—	—	—	—	—	5	6	(1)	10	2	12
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	66	—	—	—	—	66	—	66
Common stock dividends	—	—	—	—	(696)	—	—	—	(696)	—	(696)
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	60	60
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other	—	—	—	1	(1)	—	—	—	—	—	—
Balance at June 30, 2020	$1,962	$735	$1	$40,997	$2,707	$(111)	$10	$(82)	$45,484	$1,127	$46,611

Balance at March 31, 2021	$1,962	769	$1	$43,761	$2,680	$(142)	$(2)	$(74)	$48,186	$1,472	$49,658
Net income (loss)	—	—	—	—	751	—	—	—	751	(67)	684
Other comprehensive (loss) income	—	—	—	—	—	(92)	4	—	(88)	(1)	(89)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	26	—	—	—	—	26	—	26
Common stock dividends	—	—	—	—	(744)	—	—	—	(744)	—	(744)
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	15	15
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	1	—	—	—	—	1	(1)	—
Balance at June 30, 2021	$1,962	$769	$1	$43,788	$2,687	$(234)	$2	$(74)	$48,132	$1,413	$49,545

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2020 and 2021
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2019	$1,962	733	$1	$40,881	$4,108	$(51)	$3	$(82)	$46,822	$1,129	$47,951
Net income (loss)	—	—	—	—	82	—	—	—	82	(138)	(56)
Other comprehensive (loss) income	—	—	—	—	—	(60)	7	—	(53)	(12)	(65)
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	116	—	—	—	—	116	—	116
Common stock dividends	—	—	—	—	(1,391)	—	—	—	(1,391)	—	(1,391)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	163	163
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(14)	(14)
Other(b)	—	—	—	—	(92)	—	—	—	(92)	(1)	(93)
Balance at June 30, 2020	$1,962	735	$1	$40,997	$2,707	$(111)	$10	$(82)	$45,484	$1,127	$46,611

Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
Net income (loss)	—	—	—	—	1,704	—	—	—	1,704	(118)	1,586
Other comprehensive (loss) income	—	—	—	—	—	(67)	(4)	2	(69)	6	(63)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	23	—	—	—	—	23	—	23
Common stock dividends	—	—	—	—	(1,488)	—	—	—	(1,488)	—	(1,488)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	(3)	—	—	—	—	(3)	318	315
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(12)	(12)
Other	—	—	—	1	—	—	—	—	1	(1)	—
Balance at June 30, 2021	$1,962	769	$1	$43,788	$2,687	$(234)	$2	$(74)	$48,132	$1,413	$49,545
(a)    Relates to tax equity financing activity in the Commercial Renewables segment.
(b)    Amounts in Retained earnings primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$1,610	$1,610	$3,326	$3,358
Operating Expenses
Fuel used in electric generation and purchased power	344	376	766	829
Operation, maintenance and other	435	430	876	816
Depreciation and amortization	363	375	722	718
Property and other taxes	74	75	157	156
Impairment of assets and other charges	75	—	75	2
Total operating expenses	1,291	1,256	2,596	2,521
Gains (Losses) on Sales of Other Assets and Other, net	2	(1)	2	—
Operating Income	321	353	732	837
Other Income and Expenses, net	44	43	92	86
Interest Expense	139	125	263	248
Income Before Income Taxes	226	271	561	675
Income Tax Expense	1	37	24	102
Net Income and Comprehensive Income	$225	$234	$537	$573
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$36	$21
Receivables (net of allowance for doubtful accounts of $2 at 2021 and $1 at 2020)	180	247
Receivables of VIEs (net of allowance for doubtful accounts of $40 at 2021 and $22 at 2020)	769	696
Receivables from affiliated companies	111	124
Inventory	1,013	1,010
Regulatory assets	458	473
Other	88	20
Total current assets	2,655	2,591
Property, Plant and Equipment
Cost	51,220	50,640
Accumulated depreciation and amortization	(17,709)	(17,453)
Facilities to be retired, net	93	—
Net property, plant and equipment	33,604	33,187
Other Noncurrent Assets
Regulatory assets	2,970	2,996
Nuclear decommissioning trust funds	5,446	4,977
Operating lease right-of-use assets, net	100	110
Other	1,238	1,187
Total other noncurrent assets	9,754	9,270
Total Assets	$46,013	$45,048
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$675	$1,000
Accounts payable to affiliated companies	195	199
Notes payable to affiliated companies	471	506
Taxes accrued	203	76
Interest accrued	125	117
Current maturities of long-term debt	356	506
Asset retirement obligations	251	264
Regulatory liabilities	489	473
Other	425	546
Total current liabilities	3,190	3,687
Long-Term Debt	12,250	11,412
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,937	3,842
Asset retirement obligations	5,116	5,086
Regulatory liabilities	6,810	6,535
Operating lease liabilities	87	97
Accrued pension and other post-retirement benefit costs	67	73
Investment tax credits	259	236
Other	605	626
Total other noncurrent liabilities	16,881	16,495
Commitments and Contingencies
Equity
Member's equity	13,399	13,161
Accumulated other comprehensive loss	(7)	(7)
Total equity	13,392	13,154
Total Liabilities and Equity	$46,013	$45,048

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$537	$573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	861	854
Equity component of AFUDC	(30)	(29)
Impairment of assets and other charges	75	2
Deferred income taxes	(41)	31
Payments for asset retirement obligations	(93)	(86)
Provision for rate refunds	(11)	2
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	4	—
Receivables	—	40
Receivables from affiliated companies	13	36
Inventory	(3)	(84)
Other current assets	(45)	170
Increase (decrease) in
Accounts payable	(266)	(249)
Accounts payable to affiliated companies	(4)	(63)
Taxes accrued	127	120
Other current liabilities	(152)	(134)
Other assets	8	(83)
Other liabilities	18	(35)
Net cash provided by operating activities	998	1,065
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,251)	(1,271)
Purchases of debt and equity securities	(1,847)	(1,017)
Proceeds from sales and maturities of debt and equity securities	1,847	1,017
Other	(80)	(73)
Net cash used in investing activities	(1,331)	(1,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,298	938
Payments for the redemption of long-term debt	(614)	(454)
Notes payable to affiliated companies	(35)	102
Distributions to parent	(300)	(300)
Other	(1)	(1)
Net cash provided by financing activities	348	285
Net increase in cash and cash equivalents	15	6
Cash and cash equivalents at beginning of period	21	18
Cash and cash equivalents at end of period	$36	$24
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$315	$256

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2020 and 2021
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at March 31, 2020	$12,844	$(7)	$12,837
Net income	234	—	234
Other	1	—	1
Balance at June 30, 2020	$13,079	$(7)	$13,072

Balance at March 31, 2021	$13,473	$(7)	$13,466
Net income	225	—	225
Distributions to parent	(300)	—	(300)
Other	1	—	1
Balance at June 30, 2021	$13,399	$(7)	$13,392

	Six Months Ended June 30, 2020 and 2021
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2019	$12,818	$(7)	$12,811
Net income	573	—	573
Distributions to parent	(300)	—	(300)
Other(a)	(12)	—	(12)
Balance at June 30, 2020	$13,079	$(7)	$13,072

Balance at December 31, 2020	$13,161	$(7)	$13,154
Net income	537	—	537
Distributions to parent	(300)	—	(300)
Other	1	—	1
Balance at June 30, 2021	$13,399	$(7)	$13,392
(a)Amounts primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$2,679	$2,498	$5,184	$4,920
Operating Expenses
Fuel used in electric generation and purchased power	833	777	1,628	1,540
Operation, maintenance and other	626	589	1,227	1,143
Depreciation and amortization	441	432	926	884
Property and other taxes	133	137	275	272
Impairment of assets and other charges	37	—	37	—
Total operating expenses	2,070	1,935	4,093	3,839
Gains on Sales of Other Assets and Other, net	1	7	1	6
Operating Income	610	570	1,092	1,087
Other Income and Expenses, net	38	33	81	65
Interest Expense	200	199	392	405
Income Before Income Taxes	448	404	781	747
Income Tax Expense	37	60	80	120
Net Income	411	344	$701	$627

Net Income	$411	$344	$701	$627
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	1	1	1
Net unrealized gains on cash flow hedges	—	1	1	2
Unrealized gains (losses) on available-for-sale securities	1	(1)	—	—
Other Comprehensive Income, net of tax	2	1	2	3
Comprehensive Income	413	345	$703	$630

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$75	$59
Receivables (net of allowance for doubtful accounts of $11 at 2021 and $8 at 2020)	223	228
Receivables of VIEs (net of allowance for doubtful accounts of $25 at 2021 and $29 at 2020)	924	901
Receivables from affiliated companies	69	157
Inventory	1,299	1,375
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	909	758
Other (includes $33 at 2021 and $39 at 2020 related to VIEs)	270	109
Total current assets	3,769	3,587
Property, Plant and Equipment
Cost	59,234	57,892
Accumulated depreciation and amortization	(18,887)	(18,368)
Facilities to be retired, net	28	29
Net property, plant and equipment	40,375	39,553
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $914 at 2021 and $937 at 2020 related to VIEs)	5,757	5,775
Nuclear decommissioning trust funds	4,440	4,137
Operating lease right-of-use assets, net	700	690
Other	1,115	1,227
Total other noncurrent assets	15,667	15,484
Total Assets	$59,811	$58,624
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$903	$919
Accounts payable to affiliated companies	331	289
Notes payable to affiliated companies	3,003	2,969
Taxes accrued	217	121
Interest accrued	191	202
Current maturities of long-term debt (includes $55 at 2021 and $305 at 2020 related to VIEs)	2,831	1,426
Asset retirement obligations	251	283
Regulatory liabilities	558	640
Other	814	793
Total current liabilities	9,099	7,642
Long-Term Debt (includes $1,492 at 2021 and $1,252 at 2020 related to VIEs)	16,269	17,688
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,655	4,396
Asset retirement obligations	5,853	5,866
Regulatory liabilities	5,244	5,051
Operating lease liabilities	634	623
Accrued pension and other post-retirement benefit costs	496	505
Other	469	462
Total other noncurrent liabilities	17,351	16,903
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2021 and 2020	—	—
Additional paid-in capital	9,143	9,143
Retained earnings	7,809	7,109
Accumulated other comprehensive loss	(13)	(15)
Total Progress Energy, Inc. stockholders' equity	16,939	16,237
Noncontrolling interests	3	4
Total equity	16,942	16,241
Total Liabilities and Equity	$59,811	$58,624
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$701	$627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,104	1,118
Equity component of AFUDC	(23)	(24)
Impairment of assets and other charges	37	—
Deferred income taxes	163	94
Payments for asset retirement obligations	(139)	(173)
Provision for rate refunds	(7)	2
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	16	(22)
Receivables	(12)	(15)
Receivables from affiliated companies	88	34
Inventory	76	(42)
Other current assets	(247)	102
Increase (decrease) in
Accounts payable	44	(238)
Accounts payable to affiliated companies	42	(88)
Taxes accrued	97	155
Other current liabilities	(79)	(64)
Other assets	(33)	(57)
Other liabilities	(156)	(97)
Net cash provided by operating activities	1,672	1,312
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,745)	(1,812)
Purchases of debt and equity securities	(1,160)	(2,602)
Proceeds from sales and maturities of debt and equity securities	1,201	2,588
Notes receivable from affiliated companies	—	164
Other	(69)	(81)
Net cash used in investing activities	(1,773)	(1,743)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	19	514
Payments for the redemption of long-term debt	(41)	(550)
Notes payable to affiliated companies	34	552
Other	(3)	—
Net cash provided by financing activities	9	516
Net (decrease) increase in cash, cash equivalents and restricted cash	(92)	85
Cash, cash equivalents and restricted cash at beginning of period	200	126
Cash, cash equivalents and restricted cash at end of period	$108	$211
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$329	$287
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2020 and 2021
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2020	$9,143	$6,747	$(9)	$—	$(7)	$15,874	$3	$15,877
Net income	—	344	—	—	—	344	—	344
Other comprehensive income (loss)	—	—	1	(1)	1	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	(1)	—	—	—	(1)	1	—
Balance at June 30, 2020	$9,143	$7,090	$(8)	$(1)	$(6)	$16,218	$3	$16,221

Balance at March 31, 2021	$9,143	$7,400	$(4)	$(3)	$(8)	$16,528	$2	$16,530
Net income	—	411	—	—	—	411	—	411
Other comprehensive income	—	—	—	1	1	2	—	2
Other	—	(2)	—	—	—	(2)	1	(1)
Balance at June 30, 2021	$9,143	$7,809	$(4)	$(2)	$(7)	$16,939	$3	$16,942

	Six Months Ended June 30, 2020 and 2021
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2019	$9,143	$6,465	$(10)	$(1)	$(7)	$15,590	$3	$15,593
Net income	—	627	—	—	—	627	—	627
Other comprehensive income	—	—	2	—	1	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	(2)	—	—	—	(2)	1	(1)
Balance at June 30, 2020	$9,143	$7,090	$(8)	$(1)	$(6)	$16,218	$3	$16,221

Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
Net income	—	701	—	—	—	701	—	701
Other comprehensive income	—	—	1	—	1	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at June 30, 2021	$9,143	$7,809	$(4)	$(2)	$(7)	$16,939	$3	$16,942
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$1,349	$1,243	$2,750	$2,581
Operating Expenses
Fuel used in electric generation and purchased power	409	395	845	800
Operation, maintenance and other	367	317	724	622
Depreciation and amortization	236	257	521	544
Property and other taxes	41	44	90	91
Impairment of assets and other charges	18	—	18	—
Total operating expenses	1,071	1,013	2,198	2,057
Gains on Sales of Other Assets and Other, net	1	6	1	5
Operating Income	279	236	553	529
Other Income and Expenses, net	20	19	44	41
Interest Expense	78	68	147	137
Income Before Income Taxes	221	187	450	433
Income Tax Expense	6	26	25	68
Net Income and Comprehensive Income	$215	$161	$425	$365

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$46	$39
Receivables (net of allowance for doubtful accounts of $4 at 2021 and 2020)	129	132
Receivables of VIEs (net of allowance for doubtful accounts of $17 at 2021 and $19 at 2020)	473	500
Receivables from affiliated companies	63	50
Inventory	858	911
Regulatory assets	502	492
Other	141	60
Total current assets	2,212	2,184
Property, Plant and Equipment
Cost	36,291	35,759
Accumulated depreciation and amortization	(13,134)	(12,801)
Facilities to be retired, net	28	29
Net property, plant and equipment	23,185	22,987
Other Noncurrent Assets
Regulatory assets	4,056	3,976
Nuclear decommissioning trust funds	3,842	3,500
Operating lease right-of-use assets, net	377	346
Other	722	740
Total other noncurrent assets	8,997	8,562
Total Assets	$34,394	$33,733
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$416	$454
Accounts payable to affiliated companies	214	215
Notes payable to affiliated companies	270	295
Taxes accrued	87	85
Interest accrued	90	99
Current maturities of long-term debt	1,806	603
Asset retirement obligations	250	283
Regulatory liabilities	472	530
Other	413	411
Total current liabilities	4,018	2,975
Long-Term Debt	7,321	8,505
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,455	2,298
Asset retirement obligations	5,387	5,352
Regulatory liabilities	4,578	4,394
Operating lease liabilities	354	323
Accrued pension and other post-retirement benefit costs	237	242
Investment tax credits	130	132
Other	79	102
Total other noncurrent liabilities	13,220	12,843
Commitments and Contingencies
Equity
Member's Equity	9,685	9,260
Total Liabilities and Equity	$34,394	$33,733

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$425	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	610	635
Equity component of AFUDC	(15)	(19)
Impairment of assets and other charges	18	—
Deferred income taxes	28	60
Payments for asset retirement obligations	(88)	(164)
Provision for rate refunds	(7)	2
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	9	(5)
Receivables	31	96
Receivables from affiliated companies	(13)	10
Inventory	52	(46)
Other current assets	(52)	87
Increase (decrease) in
Accounts payable	28	(260)
Accounts payable to affiliated companies	(1)	(50)
Taxes accrued	2	71
Other current liabilities	(45)	(16)
Other assets	(40)	(92)
Other liabilities	(43)	(5)
Net cash provided by operating activities	899	669
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(869)	(795)
Purchases of debt and equity securities	(926)	(569)
Proceeds from sales and maturities of debt and equity securities	915	548
Other	(2)	(21)
Net cash used in investing activities	(882)	(837)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	19	20
Payments for the redemption of long-term debt	(3)	(13)
Notes payable to affiliated companies	(25)	191
Other	(1)	(1)
Net cash (used in) provided by financing activities	(10)	197
Net increase in cash and cash equivalents	7	29
Cash and cash equivalents at beginning of period	39	22
Cash and cash equivalents at end of period	$46	$51
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$97	$95
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2020 and 2021
Member's
(in millions)	Equity
Balance at March 31, 2020	$9,450
Net income	161
Other	(1)
Balance at June 30, 2020	$9,610

Balance at March 31, 2021	$9,470
Net income	215
Balance at June 30, 2021	$9,685

Six Months Ended
June 30, 2020 and 2021
Member's
(in millions)	Equity
Balance at December 31, 2019	$9,246
Net income	365
Other	(1)
Balance at June 30, 2020	$9,610

Balance at December 31, 2020	$9,260
Net income	425
Balance at June 30, 2021	$9,685

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$1,325	$1,250	$2,426	$2,330
Operating Expenses
Fuel used in electric generation and purchased power	424	382	783	740
Operation, maintenance and other	255	269	497	514
Depreciation and amortization	205	175	405	340
Property and other taxes	92	92	185	180
Impairment of assets and other charges	19	—	19	—
Total operating expenses	995	918	1,889	1,774
Operating Income	330	332	537	556
Other Income and Expenses, net	18	15	36	25
Interest Expense	80	80	160	164
Income Before Income Taxes	268	267	413	417
Income Tax Expense	51	51	79	81
Net Income	$217	$216	$334	$336
Other Comprehensive Income, net of tax
Unrealized gains (losses) on available-for-sale securities	1	(1)	—	—
Comprehensive Income	$218	$215	$334	$336

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$22	$11
Receivables (net of allowance for doubtful accounts of $8 at 2021 and $4 at 2020)	91	94
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2021 and $10 at 2020)	451	401
Receivables from affiliated companies	8	3
Inventory	440	464
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	407	265
Other (includes $33 at 2021 and $39 at 2020 related to VIEs)	59	41
Total current assets	1,478	1,279
Property, Plant and Equipment
Cost	22,933	22,123
Accumulated depreciation and amortization	(5,746)	(5,560)
Net property, plant and equipment	17,187	16,563
Other Noncurrent Assets
Regulatory assets (includes $914 at 2021 and $937 at 2020 related to VIEs)	1,701	1,799
Nuclear decommissioning trust funds	598	637
Operating lease right-of-use assets, net	323	344
Other	342	335
Total other noncurrent assets	2,964	3,115
Total Assets	$21,629	$20,957
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$487	$465
Accounts payable to affiliated companies	129	85
Notes payable to affiliated companies	363	196
Taxes accrued	144	82
Interest accrued	67	69
Current maturities of long-term debt (includes $55 at 2021 and $305 at 2020 related to VIEs)	575	823
Regulatory liabilities	85	110
Other	395	374
Total current liabilities	2,245	2,204
Long-Term Debt (includes $1,223 at 2021 and $1,002 at 2020 related to VIEs)	7,306	7,092
Other Noncurrent Liabilities
Deferred income taxes	2,286	2,191
Asset retirement obligations	467	514
Regulatory liabilities	665	658
Operating lease liabilities	280	300
Accrued pension and other post-retirement benefit costs	227	231
Other	262	209
Total other noncurrent liabilities	4,187	4,103
Commitments and Contingencies
Equity
Member's equity	7,893	7,560
Accumulated other comprehensive loss	(2)	(2)
Total equity	7,891	7,558
Total Liabilities and Equity	$21,629	$20,957

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$334	$336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	491	478
Equity component of AFUDC	(8)	(6)
Impairment of assets and other charges	19	—
Deferred income taxes	130	37
Payments for asset retirement obligations	(52)	(9)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	5	(20)
Receivables	(42)	(110)
Receivables from affiliated companies	(5)	(2)
Inventory	24	4
Other current assets	(132)	(11)
Increase (decrease) in
Accounts payable	15	23
Accounts payable to affiliated companies	44	(51)
Taxes accrued	62	134
Other current liabilities	(35)	(50)
Other assets	11	37
Other liabilities	(94)	(91)
Net cash provided by operating activities	767	699
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(876)	(1,016)
Purchases of debt and equity securities	(234)	(2,033)
Proceeds from sales and maturities of debt and equity securities	286	2,040
Notes receivable from affiliated companies	—	173
Other	(67)	(60)
Net cash used in investing activities	(891)	(896)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	495
Payments for the redemption of long-term debt	(38)	(537)
Notes payable to affiliated companies	167	232
Other	—	2
Net cash provided by financing activities	129	192
Net increase (decrease) in cash, cash equivalents and restricted cash	5	(5)
Cash, cash equivalents and restricted cash at beginning of period	50	56
Cash, cash equivalents and restricted cash at end of period	$55	$51
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$232	$192

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2020 and 2021
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at March 31, 2020	$6,909	$—	$6,909
Net income	216	—	216
Other comprehensive loss	—	(1)	(1)
Balance at June 30, 2020	$7,125	$(1)	$7,124

Balance at March 31, 2021	$7,677	$(3)	$7,674
Net income	217	—	217
Other comprehensive income	—	1	1
Other	(1)	—	(1)
Balance at June 30, 2021	$7,893	$(2)	$7,891

	Six Months Ended June 30, 2020 and 2021
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2019	$6,789	$(1)	$6,788
Net income	336	—	336
Balance at June 30, 2020	$7,125	$(1)	$7,124

Balance at December 31, 2020	$7,560	$(2)	$7,558
Net income	334	—	334
Other	(1)	—	(1)
Balance at June 30, 2021	$7,893	$(2)	$7,891

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues
Regulated electric	$343	$330	$706	$676
Regulated natural gas	113	93	282	245
Total operating revenues	456	423	988	921
Operating Expenses
Fuel used in electric generation and purchased power	93	77	175	164
Cost of natural gas	16	6	67	43
Operation, maintenance and other	111	95	219	218
Depreciation and amortization	75	68	149	136
Property and other taxes	83	78	175	161
Impairment of assets and other charges	5	—	5	—
Total operating expenses	383	324	790	722
Operating Income	73	99	198	199
Other Income and Expenses, net	5	4	10	7
Interest Expense	28	25	53	49
Income Before Income Taxes	50	78	155	157
Income Tax Expense	11	12	25	26
Net Income and Comprehensive Income	$39	$66	$130	$131

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$12	$14
Receivables (net of allowance for doubtful accounts of $4 at 2021 and 2020)	96	98
Receivables from affiliated companies	83	102
Inventory	111	110
Regulatory assets	56	39
Other	26	31
Total current assets	384	394
Property, Plant and Equipment
Cost	11,351	11,022
Accumulated depreciation and amortization	(3,068)	(3,013)
Net property, plant and equipment	8,283	8,009
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	636	610
Operating lease right-of-use assets, net	20	20
Other	79	72
Total other noncurrent assets	1,655	1,622
Total Assets	$10,322	$10,025
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$255	$279
Accounts payable to affiliated companies	72	68
Notes payable to affiliated companies	390	169
Taxes accrued	189	247
Interest accrued	31	31
Current maturities of long-term debt	50	50
Asset retirement obligations	12	3
Regulatory liabilities	65	65
Other	70	70
Total current liabilities	1,134	982
Long-Term Debt	3,016	3,014
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,014	981
Asset retirement obligations	99	108
Regulatory liabilities	741	748
Operating lease liabilities	19	20
Accrued pension and other post-retirement benefit costs	113	113
Other	96	99
Total other noncurrent liabilities	2,082	2,069
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2021 and 2020	762	762
Additional paid-in capital	2,776	2,776
Retained earnings	527	397
Total equity	4,065	3,935
Total Liabilities and Equity	$10,322	$10,025

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	138
Equity component of AFUDC	(4)	(2)
Impairment of assets and other charges	5	—
Deferred income taxes	17	24
Payments for asset retirement obligations	(1)	—
Provision for rate refunds	8	6
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(1)	—
Receivables	2	2
Receivables from affiliated companies	(11)	45
Inventory	(1)	6
Other current assets	(12)	8
Increase (decrease) in
Accounts payable	(8)	(22)
Accounts payable to affiliated companies	4	(10)
Taxes accrued	(58)	(9)
Other current liabilities	(7)	2
Other assets	(33)	(24)
Other liabilities	4	(3)
Net cash provided by operating activities	185	292
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(415)	(403)
Notes receivable from affiliated companies	30	(35)
Other	(23)	(27)
Net cash used in investing activities	(408)	(465)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	397
Payments for the redemption of long-term debt	—	(233)
Notes payable to affiliated companies	221	—
Net cash provided by financing activities	221	164
Net decrease in cash and cash equivalents	(2)	(9)
Cash and cash equivalents at beginning of period	14	17
Cash and cash equivalents at end of period	$12	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$88	$94

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2020 and 2021
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at March 31, 2020	$762	$2,776	$210	$3,748
Net income	—	—	66	66
Balance at June 30, 2020	$762	$2,776	$276	$3,814

Balance at March 31, 2021	$762	$2,776	$488	$4,026
Net income	—	—	39	39
Balance at June 30, 2021	$762	$2,776	$527	$4,065

	Six Months Ended June 30, 2020 and 2021
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2019	$762	$2,776	$145	$3,683
Net income	—	—	131	131
Balance at June 30, 2020	$762	$2,776	$276	$3,814

Balance at December 31, 2020	$762	$2,776	$397	$3,935
Net income	—	—	130	130
Balance at June 30, 2021	$762	$2,776	$527	$4,065

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$735	$617	$1,480	$1,309
Operating Expenses
Fuel used in electric generation and purchased power	201	161	418	355
Operation, maintenance and other	192	171	370	357
Depreciation and amortization	152	134	304	266
Property and other taxes	20	20	41	42
Impairment of assets and other charges	8	—	8	—
Total operating expenses	573	486	1,141	1,020
Losses on Sales of Other Assets and Other, net	(1)	—	(1)	—
Operating Income	161	131	338	289
Other Income and Expenses, net	10	9	19	19
Interest Expense	49	42	99	85
Income Before Income Taxes	122	98	258	223
Income Tax Expense	19	17	43	43
Net Income and Comprehensive Income	$103	$81	$215	$180

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$12	$7
Receivables (net of allowance for doubtful accounts of $3 at 2021 and 2020)	69	55
Receivables from affiliated companies	95	112
Notes receivable from affiliated companies	18	—
Inventory	412	473
Regulatory assets	173	125
Other	46	37
Total current assets	825	809
Property, Plant and Equipment
Cost	17,213	17,382
Accumulated depreciation and amortization	(5,514)	(5,661)
Net property, plant and equipment	11,699	11,721
Other Noncurrent Assets
Regulatory assets	1,310	1,203
Operating lease right-of-use assets, net	53	55
Other	268	253
Total other noncurrent assets	1,631	1,511
Total Assets	$14,155	$14,041
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$209	$188
Accounts payable to affiliated companies	59	88
Notes payable to affiliated companies	—	131
Taxes accrued	64	62
Interest accrued	52	51
Current maturities of long-term debt	123	70
Asset retirement obligations	176	168
Regulatory liabilities	141	111
Other	104	83
Total current liabilities	928	952
Long-Term Debt	3,819	3,871
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,262	1,228
Asset retirement obligations	980	1,008
Regulatory liabilities	1,593	1,627
Operating lease liabilities	52	53
Accrued pension and other post-retirement benefit costs	172	171
Investment tax credits	168	168
Other	32	30
Total other noncurrent liabilities	4,259	4,285
Commitments and Contingencies
Equity
Member's Equity	4,999	4,783
Total Liabilities and Equity	$14,155	$14,041

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$215	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	306	267
Equity component of AFUDC	(12)	(12)
Impairment of assets and other charges	8	—
Deferred income taxes	1	38
Payments for asset retirement obligations	(30)	(28)
(Increase) decrease in
Receivables	(15)	19
Receivables from affiliated companies	(8)	20
Inventory	61	28
Other current assets	(31)	13
Increase (decrease) in
Accounts payable	35	22
Accounts payable to affiliated companies	(29)	(13)
Taxes accrued	10	4
Other current liabilities	20	(22)
Other assets	(3)	(29)
Other liabilities	6	(6)
Net cash provided by operating activities	534	481
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(394)	(456)
Purchases of debt and equity securities	(9)	(14)
Proceeds from sales and maturities of debt and equity securities	6	7
Notes receivable from affiliated companies	7	(425)
Other	(8)	(16)
Net cash used in investing activities	(398)	(904)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	544
Notes payable to affiliated companies	(131)	(30)
Distributions to parent	—	(100)
Net cash (used in) provided by financing activities	(131)	414
Net increase (decrease) in cash and cash equivalents	5	(9)
Cash and cash equivalents at beginning of period	7	25
Cash and cash equivalents at end of period	$12	$16
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$85	$83

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2020 and 2021
Member's
(in millions)	Equity
Balance at March 31, 2020	$4,674
Net income	81
Distributions to parent	(100)
Balance at June 30, 2020	$4,655

Balance at March 31, 2021	$4,896
Net income	103
Balance at June 30, 2021	$4,999

Six Months Ended
June 30, 2020 and 2021
Member's
(in millions)	Equity
Balance at December 31, 2019	$4,575
Net income	180
Distributions to parent	(100)
Balance at June 30, 2020	$4,655

Balance at December 31, 2020	$4,783
Net income	215
Other	1
Balance at June 30, 2021	$4,999

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$215	$197	$821	$709
Operating Expenses
Cost of natural gas	63	53	288	215
Operation, maintenance and other	76	79	154	159
Depreciation and amortization	51	43	99	88
Property and other taxes	14	12	28	24
Impairment of assets and other charges	5	—	5	—
Total operating expenses	209	187	574	486
Operating Income	6	10	247	223
Other Income and Expenses, net	18	16	35	28
Interest Expense	30	33	59	60
(Loss) Income Before Income Taxes	(6)	(7)	223	191
Income Tax (Benefit) Expense	(2)	(9)	24	11
Net (Loss) Income and Comprehensive (Loss) Income	$(4)	$2	$199	$180
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $13 at 2021 and $12 at 2020)	106	250
Receivables from affiliated companies	10	10
Inventory	43	68
Regulatory assets	108	153
Other	48	20
Total current assets	315	501
Property, Plant and Equipment
Cost	9,556	9,134
Accumulated depreciation and amortization	(1,838)	(1,749)
Net property, plant and equipment	7,718	7,385
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	337	302
Operating lease right-of-use assets, net	18	20
Investments in equity method unconsolidated affiliates	89	88
Other	277	270
Total other noncurrent assets	770	729
Total Assets	$8,803	$8,615
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$165	$230
Accounts payable to affiliated companies	44	79
Notes payable to affiliated companies	93	530
Taxes accrued	27	23
Interest accrued	36	34
Current maturities of long-term debt	—	160
Regulatory liabilities	57	88
Other	80	69
Total current liabilities	502	1,213
Long-Term Debt	2,967	2,620
Other Noncurrent Liabilities
Deferred income taxes	861	821
Asset retirement obligations	20	20
Regulatory liabilities	1,007	1,044
Operating lease liabilities	16	19
Accrued pension and other post-retirement benefit costs	6	8
Other	185	155
Total other noncurrent liabilities	2,095	2,067
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2021 and 2020	1,635	1,310
Retained earnings	1,604	1,405
Total equity	3,239	2,715
Total Liabilities and Equity	$8,803	$8,615

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$199	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	89
Equity component of AFUDC	(14)	(9)
Impairment of assets and other charges	5	—
Deferred income taxes	3	17
Equity in earnings from unconsolidated affiliates	(4)	(4)
Provision for rate refunds	(3)	(24)
(Increase) decrease in
Receivables	137	154
Receivables from affiliated companies	—	(4)
Inventory	26	42
Other current assets	30	(69)
Increase (decrease) in
Accounts payable	(70)	(68)
Accounts payable to affiliated companies	(35)	33
Taxes accrued	3	5
Other current liabilities	(30)	(4)
Other assets	6	(13)
Other liabilities	(2)	7
Net cash provided by operating activities	352	332
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(411)	(438)
Return of investment capital	1	1
Other	(17)	(12)
Net cash used in investing activities	(427)	(449)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	347	394
Payments for the redemption of long-term debt	(160)	—
Notes payable to affiliated companies	(437)	(277)
Capital contributions from parent	325	—
Net cash provided by financing activities	75	117
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$111	$98

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2020 and 2021
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at March 31, 2020	$1,310	$1,310	$2,620
Net income	—	2	2
Balance at June 30, 2020	$1,310	$1,312	$2,622

Balance at March 31, 2021	$1,635	$1,608	$3,243
Net loss	—	(4)	(4)
Balance at June 30, 2021	$1,635	$1,604	$3,239

	Six Months Ended June 30, 2020 and 2021
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2019	$1,310	$1,133	$2,443
Net income	—	180	180
Other	—	(1)	(1)
Balance at June 30, 2020	$1,310	$1,312	$2,622

Balance at December 31, 2020	$1,310	$1,405	$2,715
Net income	—	199	199
Contribution from parent	325	—	325
Balance at June 30, 2021	$1,635	$1,604	$3,239

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
OTHER CURRENT LIABILITIES
Included in Other within Current Liabilities on the Duke Energy Condensed Consolidated Balance Sheet is a current liability of $41 million and $936 million as of June 30, 2021, and December 31, 2020, respectively. The current liability, initially recorded in 2020, primarily represented Duke Energy's share of ACP's obligations of outstanding debt and to satisfy ARO requirements to restore construction sites. See Notes 3 and 11 for further information.
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
The following table presents cash received for the sale of noncontrolling interest and allocated losses to noncontrolling interest for the three and six months ended June 30, 2021, and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Noncontrolling Interest Capital Contributions
Cash received for the sale of noncontrolling interest to tax equity members	$15	$60	$318	$163
Noncontrolling Interest Allocation of Income
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	55	79	98	128
Allocated losses to noncontrolling members based on pro rata shares of ownership	12	11	20	10
Total Noncontrolling Interest Allocated Losses	$67	$90	$118	$138
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

	June 30, 2021			December 31, 2020
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$367	$75	$22	$259	$59	$11
Other	197	33	33	194	39	39
Other Noncurrent Assets
Other	1	—	—	103	102	—
Total cash, cash equivalents and restricted cash	$565	$108	$55	$556	$200	$50
INVENTORY
Provisions for inventory write-offs were not material at June 30, 2021, and December 31, 2020. The components of inventory are presented in the tables below.

	June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,368	$820	$1,014	$680	$334	$82	$305	$11
Coal	397	158	123	78	44	10	106	—
Natural gas, oil and other fuel	250	35	162	100	62	19	1	32
Total inventory	$3,015	$1,013	$1,299	$858	$440	$111	$412	$43

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,312	$785	$999	$673	$325	$78	$307	$12
Coal	561	186	193	131	63	16	165	—
Natural gas, oil and other fuel	294	39	183	107	76	16	1	56
Total inventory	$3,167	$1,010	$1,375	$911	$464	$110	$473	$68

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

PROPERTY, PLANT & EQUIPMENT AND LEASES
Duke Energy continues to execute on its business transformation strategy, including the evaluation of in-office work policies considering the experience with the COVID-19 pandemic and also workforce realignment of roles and responsibilities. In May 2021, Duke Energy management approved the sale of certain properties and entered into an agreement to exit certain leased space on December 31, 2021. The sale of the properties is subject to abandonment accounting and resulted in an impairment charge. Additionally, the exit of the leased space resulted in the impairment of related furniture, fixtures and equipment. The total 2021 charges related to the reduction in physical workspace, including these impairments, are expected to be approximately $200 million. During the three months ended June 30, 2021, Duke Energy recorded a pretax charge to earnings of $175 million on the Condensed Consolidated Statements of Operations, which includes $131 million within Impairment of assets and other charges, $27 million within Operations, maintenance and other and $17 million within Depreciation and amortization.
NEW ACCOUNTING STANDARDS
The following new accounting standard was adopted by the Duke Energy Registrants in 2021.
Leases with Variable Lease Payments. In July 2021, the Financial Accounting Standards Board (FASB) issued new accounting guidance requiring lessors to classify a lease with variable lease payments that do not depend on a reference index or rate as an operating lease if both of the following are met: (1) the lease would have to be classified as a sales-type or direct financing lease under prior guidance, and (2) the lessor would have recognized a day-one loss. Duke Energy elected to adopt the guidance immediately upon issuance of the new standard and will be applying the new standard prospectively to new lease arrangements meeting the criteria. Duke Energy does not currently have any lease arrangements that this new accounting guidance will materially impact.
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
Duke Energy recorded cumulative effects of changes in accounting principles related to the adoption of the new credit loss standard for allowances for credit losses of trade and other receivables, insurance receivables and financial guarantees. These amounts are included in the Condensed Consolidated Balance Sheets in Receivables, Receivables of VIEs, Other Noncurrent Assets and Other Noncurrent Liabilities. See Notes 4 and 12 for more information.
Duke Energy recorded an adjustment for the cumulative effect of a change in accounting principle due to the adoption of this standard on January 1, 2020, as shown in the table below:

January 1, 2020
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Piedmont
Total pretax impact to Retained Earnings	$120	$16	$2	$1	$1	$1
The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of June 30, 2021.
Reference Rate Reform. In March 2020, the FASB issued new accounting guidance for reference rate reform. This guidance is elective and provides expedients to facilitate financial reporting for the anticipated transition away from the London Inter-bank Offered Rate (LIBOR) and other interbank reference rates by the end of 2022. The optional expedients are effective for modification of existing contracts or new arrangements executed between March 12, 2020, through December 31, 2022.
Duke Energy has variable-rate debt and manages interest rate risk by entering into financial contracts including interest rate swaps that are generally indexed to LIBOR. Impacted financial arrangements extending beyond 2022 may require contractual amendment or termination to fully adapt to a post-LIBOR environment. Duke Energy is assessing these financial arrangements and is evaluating the use of optional expedients outlined in the new accounting guidance. Alternative index provisions are also being assessed and incorporated into new financial arrangements that extend beyond 2022. The full outcome of the transition away from LIBOR cannot be determined at this time, but is not expected to have a material impact on the financial statements.
2. BUSINESS SEGMENTS
Duke Energy
Duke Energy's segment structure includes the following segments: Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables. The Electric Utilities and Infrastructure segment primarily includes Duke Energy's regulated electric utilities in the Carolinas, Florida and the Midwest. The Gas Utilities and Infrastructure segment includes Piedmont, Duke Energy's natural gas local distribution companies in Ohio and Kentucky and Duke Energy's natural gas storage, midstream pipeline and renewable natural gas investments.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. In 2021, Duke Energy continues to monitor recoverability of its renewable merchant plants located in the Electric Reliability Council of Texas West market and in the PJM West market due to declining market pricing and declining long-term forecasted energy prices. The assets were not impaired as of June 30, 2021, because the carrying value of approximately $208 million continues to approximate the aggregate estimated future undiscounted cash flows. Duke Energy has a 50% ownership interest in these assets. A continued decline in energy market pricing would likely result in a future impairment.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's ownership interest in National Methanol Company.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,328	$305	$119	$5,752	$6	$—	$5,758
Intersegment revenues	7	22	—	29	21	(50)	—
Total revenues	$5,335	$327	$119	$5,781	$27	$(50)	$5,758
Segment income (loss)(a)	$935	$17	$47	$999	$(248)	$—	$751
Less: Noncontrolling interests							67
Add: Preferred stock dividend							14
Net Income							$698
Segment assets	$140,591	$14,321	$6,956	$161,868	$3,524	$(7)	$165,385

	Three Months Ended June 30, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,026	$265	$123	$5,414	$7	$—	$5,421
Intersegment revenues	8	24	—	32	19	(51)	—
Total revenues	$5,034	$289	$123	$5,446	$26	$(51)	$5,421
Segment income (loss)(b)	$753	$(1,576)	$90	$(733)	$(84)	$—	$(817)
Less: Noncontrolling interests							90
Add: Preferred stock dividend							15
Net Income							$(892)
(a)    Gas Utilities and Infrastructure includes $16 million, recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. See Note 3 for additional information. Other includes $131 million recorded within Impairment of assets and other charges, $27 million within Operations, maintenance and other, and $17 million within Depreciation and amortization on the Condensed Consolidated Statements of Operations, related to the workplace and workforce realignment. See Note 1 for additional information.
(b)    Gas Utilities and Infrastructure includes $2 billion recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. See Note 3 for additional information.

	Six Months Ended June 30, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$10,601	$1,057	$238	$11,896	$12	$—	$11,908
Intersegment revenues	15	45	—	60	41	(101)	—
Total revenues	$10,616	$1,102	$238	$11,956	$53	$(101)	$11,908
Segment income (loss)(a)	$1,755	$262	$74	$2,091	$(387)	$—	$1,704
Less: Noncontrolling interests							118
Add: Preferred stock dividend							53
Net Income							$1,639

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$10,200	$905	$252	$11,357	$13	$—	$11,370
Intersegment revenues	17	48	—	65	36	(101)	—
Total revenues	$10,217	$953	$252	$11,422	$49	$(101)	$11,370
Segment income (loss)(b)	$1,458	$(1,327)	$147	$278	$(196)	$—	$82
Less: Noncontrolling interests							138
Add: Preferred stock dividend							54
Net Income							$(2)
(a)    Gas Utilities and Infrastructure includes $22 million, recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. See Note 3 for additional information. Commercial Renewables includes a $35 million loss related to Texas Storm Uri, of which ($8 million) is recorded within Nonregulated electric and other revenues, $2 million within Operations, maintenance and other, $29 million within Equity in earnings (losses) of unconsolidated affiliates and $12 million within Loss Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations. See Note 4 for additional information. Other includes $131 million recorded within Impairment of assets and other charges, $27 million within Operations, maintenance and other, and $17 million within Depreciation and amortization on the Condensed Consolidated Statements of Operations, related to the workplace and workplace realignment. See Note 1 for additional information.
(b)    Gas Utilities and Infrastructure includes $2 billion recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. See Note 3 for additional information. Other includes a $98 million reversal, included in Operations, maintenance and other on the Condensed Consolidated Statements of Operations, of 2018 severance costs due to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case. See Note 3 for additional information.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended June 30, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$343	$113	$456	$—	$—	$456
Segment income/Net income	$24	$23	$47	$(8)	$—	$39
Segment assets	$6,645	$3,668	$10,313	$28	$(19)	$10,322

	Three Months Ended June 30, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$330	$93	$423	$—	$423
Segment income/Net income	$44	$23	$67	$(1)	$66

	Six Months Ended June 30, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$706	$282	$988	$—	$988
Segment income/Net (loss) income	$74	$66	$140	$(10)	$130

	Six Months Ended June 30, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$676	$245	$921	$—	$921
Segment income/Net (loss) income	$74	$59	$133	$(2)	$131

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
Duke Energy Carolinas and Duke Energy Progress
2021 Coal Ash Settlement
On January 22, 2021, Duke Energy Carolinas and Duke Energy Progress entered into the Coal Combustion Residuals Settlement Agreement (the “CCR Settlement Agreement”) with the North Carolina Public Staff (Public Staff), the North Carolina Attorney General’s Office and the Sierra Club (collectively, the "Settling Parties"), which was filed with the NCUC on January 25, 2021. The CCR Settlement Agreement resolves all coal ash prudence and cost recovery issues in connection with 2019 rate cases filed by Duke Energy Carolinas and Duke Energy Progress with the NCUC, as well as the equitable sharing issue on remand from the 2017 Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases as a result of the December 11, 2020 North Carolina Supreme Court opinion. The settlement also provides clarity on coal ash cost recovery in North Carolina for Duke Energy Carolinas and Duke Energy Progress through January 2030 and February 2030 (the "Term"), respectively.
Duke Energy Carolinas and Duke Energy Progress agreed not to seek recovery of approximately $1 billion of systemwide deferred coal ash expenditures, but will retain the ability to earn a debt and equity return during the amortization period, which shall be five years under the 2019 North Carolina rate cases and will be set by the NCUC in future rate case proceedings. The equity return and the amortization period on deferred coal ash costs under the 2017 Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases will remain unaffected. The equity return on deferred coal ash costs under the 2019 North Carolina rate cases and future rate cases in North Carolina will be set at 150 basis points lower than the authorized return on equity (ROE) then in effect, with a capital structure composed of 48% debt and 52% equity. Duke Energy Carolinas and Duke Energy Progress retain the ability to earn a full WACC return during the deferral period, which is the period from when costs are incurred until they are recovered in rates.
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
The Coal Ash Settlement was approved without modification in the NCUC Orders in the 2019 rate cases on March 31, 2021, and April 16, 2021, for Duke Energy Carolinas and Duke Energy Progress, respectively. The NCUC issued an Order on Remand Accepting CCR Settlement and Affirming Previous Orders Setting Rates and Imposing Penalties in the 2017 rate cases on June 25, 2021.
2020 North Carolina Storm Securitization Filings
On October 26, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC, as agreed to in partial settlements reached in the 2019 North Carolina Rate Cases for Duke Energy Carolinas and Duke Energy Progress, seeking authorization for the financing of the costs of each utility's storm recovery activities required as a result of Hurricane Florence, Hurricane Michael, Hurricane Dorian and Winter Storm Diego. Specifically, Duke Energy Carolinas and Duke Energy Progress requested that the NCUC find that their storm recovery costs and related financing costs are appropriately financed by debt secured by storm recovery property, and that the commission issue financing orders by which each utility may accomplish such financing using a securitization structure. On January 27, 2021, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement, subject to review and approval of the NCUC, resolving certain accounting issues, including agreement to support an 18- to 20-year bond period. The total revenue requirement over a proposed 20-year bond period for the storm recovery charges is approximately $287 million for Duke Energy Carolinas and $920 million for Duke Energy Progress and will be finalized upon issuance of the bonds. A remote evidentiary hearing ended on January 29, 2021. In the NCUC Orders in the 2019 rate cases issued on March 31, 2021, and April 16, 2021, for Duke Energy Carolinas and Duke Energy Progress, respectively, the reasonableness and prudence of the deferred storm costs was approved. On May 10, 2021, the NCUC issued financing orders authorizing the companies to issue storm recovery bonds, subject to the terms of the financing orders, and approving the Agreement and Stipulation of Partial Settlement in its entirety. Duke Energy Carolinas and Duke Energy Progress are currently in the process of structuring and marketing the bonds that will be presented to the market.

FINANCIAL STATEMENTS	REGULATORY MATTERS

COVID-19 Filings
North Carolina
Duke Energy Carolinas and Duke Energy Progress filed a joint petition on August 7, 2020, with the NCUC for deferral treatment of incremental costs and the cost of waived customer fees due to the COVID-19 pandemic. Comments on the joint petition were filed on November 5, 2020, and reply comments were filed on November 30, 2020. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
South Carolina
Duke Energy Carolinas and Duke Energy Progress filed a report on June 30, 2020, as required by PSCSC order, reporting revenue impact, costs and savings related to COVID-19 to date. On August 14, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the PSCSC for approval of an accounting order to defer incremental COVID-19 related costs incurred through June 30, 2020, and for the ongoing months during the duration of the COVID-19 pandemic. Duke Energy Carolinas and Duke Energy Progress withdrew their joint petition on May 17, 2021.
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
The North Carolina Attorney General and other parties separately filed Notices of Appeal to the North Carolina Supreme Court. The North Carolina Supreme Court consolidated the Duke Energy Carolinas and Duke Energy Progress appeals. On December 11, 2020, the North Carolina Supreme Court issued an opinion, which affirmed, in part, and reversed and remanded, in part, the NCUC’s decisions. In the Opinion, the court upheld the NCUC's decision to include coal ash costs in the cost of service, as well as the NCUC’s discretion to allow a return on the unamortized balance of coal ash costs. The court also remanded to the NCUC a single issue to consider the assessment of support for the Public Staff’s equitable sharing argument. In response to an NCUC order seeking comments on the proposed procedure on remand, on January 11, 2021, Duke Energy Carolinas, Duke Energy Progress, the Public Staff, the North Carolina Attorney General, Sierra Club and Carolina Industrial Group for Fair Utility Rates II and III filed joint comments proposing that the NCUC not hold additional evidentiary hearings, but instead rely upon existing records in the 2017 North Carolina rate cases, or in the alternative, the records in the 2019 North Carolina rate cases, in deciding the issue on remand. On January 22, 2021, Duke Energy Carolinas and Duke Energy Progress entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021, and approved by the NCUC on March 31, 2021. The NCUC issued an Order on Remand Accepting CCR Settlement and Affirming Previous Orders Setting Rates and Imposing Penalties on June 25, 2021.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
On May 21, 2021, the NCUC issued an Order Approving Rate Schedules, which resulted in a net increase of approximately $33 million. Revised customer rates became effective on June 1, 2021. The deadline to appeal has passed and no parties appealed the NCUC's order.
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
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Carolinas filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Carolinas were prejudiced by unlawful, arbitrary and capricious rulings by the PSCSC on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Carolinas' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, ROE and the recovery of a return on deferred operation and maintenance expenses. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Carolinas filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. On November 20, 2019, the South Carolina Energy Users Committee filed a Notice of Appeal with the Supreme Court of South Carolina. Initial briefs were filed on April 21, 2020, which included the South Carolina Energy User's Committee brief arguing that the PSCSC erred in allowing Duke Energy Carolinas' recovery of costs related to the Lee Nuclear Station. Response briefs were filed on July 6, 2020, and reply briefs were filed on August 11, 2020. Oral arguments were heard before the Supreme Court of South Carolina on May 26, 2021. Based on legal analysis and the filing of the appeal, Duke Energy Carolinas has not recorded an adjustment for its deferred coal ash costs in this matter. Duke Energy Carolinas cannot predict the outcome of this matter.
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

The North Carolina Supreme Court consolidated the Duke Energy Carolinas and Duke Energy Progress appeals. On December 11, 2020, the North Carolina Supreme Court issued an opinion, which affirmed, in part, and reversed and remanded, in part, the NCUC’s decisions. In the Opinion, the court upheld the NCUC's decision to include coal ash costs in the cost of service, as well as the NCUC’s discretion to allow a return on the unamortized balance of coal ash costs. The court also remanded to the NCUC a single issue to consider the assessment of support for the Public Staff’s equitable sharing argument. In response to an NCUC order seeking comments on the proposed procedure on remand, on January 11, 2021, Duke Energy Carolinas, Duke Energy Progress, the Public Staff, the North Carolina Attorney General, Sierra Club and Carolina Industrial Group for Fair Utility Rates II and III filed joint comments proposing that the NCUC not hold additional evidentiary hearings, but instead rely upon existing records in the 2017 North Carolina rate cases or in the alternative the records in the 2019 North Carolina rate cases, in deciding the issue on remand. On January 22, 2021, Duke Energy Progress and Duke Energy Carolinas entered into the CCR Settlement Agreement with the Settling Parties, which was filed with the NCUC on January 25, 2021, and approved by the NCUC on April 16, 2021. The NCUC issued an Order on Remand Accepting CCR Settlement and Affirming Previous Orders Setting Rates and Imposing Penalties on June 25, 2021.
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
On May 21, 2021, the NCUC issued an Order Approving Rate Schedules, which resulted in a net increase of approximately $178 million. Revised customer rates became effective on June 1, 2021. The deadline to appeal has passed and no parties appealed the NCUC's order.
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
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Progress were prejudiced by unlawful, arbitrary and capricious rulings by the PSCSC on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a Directive denying Duke Energy Progress' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, ROE and the recovery of a return on deferred operation and maintenance expenses, but allowing additional litigation-related costs. As a result of the Directive allowing litigation-related costs, customer rates were revised effective July 1, 2019. An order detailing the commission's decision in the Directive was issued on October 18, 2019. Duke Energy Progress filed a notice of appeal on November 15, 2019, with the Supreme Court of South Carolina. Initial briefs were filed on April 21, 2020. Response briefs were filed on July 6, 2020, and reply briefs were filed on August 11, 2020. Oral arguments were heard before the Supreme Court of South Carolina on May 26, 2021. Based on legal analysis and the filing of the appeal, Duke Energy Progress has not recorded an adjustment for its deferred coal ash costs in this matter. Duke Energy Progress cannot predict the outcome of this matter.
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
FERC Return on Equity Complaints
On October 11, 2019, North Carolina Eastern Municipal Power Agency (NCEMPA) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA), alleging that the 11% stated ROE component contained in the demand formula rate in the Full Requirements Power Purchase Agreement (FRPPA) between NCEMPA and Duke Energy Progress is unjust and unreasonable. On July 16, 2020, the FERC set this matter for hearing and settlement judge procedures and established a refund effective date of October 11, 2019. In its order setting the matter for settlement, the FERC allowed for the consideration of variations to the base transmission-related ROE methodology developed in its Order No. 569-A, through the introduction of “specific facts and circumstances” involving issues specific to the case. The parties reached a settlement in principle at a settlement conference on January 7, 2021, and filed a settlement package on March 10, 2021. The FERC Trial Staff filed comments in support of the settlement. On April 19, 2021, the Settlement Judge certified the settlement to the FERC as an uncontested settlement. The FERC approved the settlement on May 25, 2021, and Duke Energy Progress filed compliance documents on June 10, 2021.
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
Duke Energy Florida
2021 Settlement Agreement
On January 14, 2021, Duke Energy Florida filed a Settlement Agreement (the “2021 Settlement”) with the FPSC. The parties to the 2021 Settlement include Duke Energy Florida, the Office of Public Counsel (OPC), the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PCS Phosphate and NUCOR Steel Florida, Inc. (collectively, the “Parties”).
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. Duke Energy Florida will also be able to retain the DOE award of approximately $173 million for spent nuclear fuel, which is expected to be received in 2022, in order to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida will be able to recognize the $173 million into earnings from 2022 through 2024.
In addition to these terms, the 2021 Settlement contains provisions related to the accelerated depreciation of Crystal River Units 4-5, the approval of approximately $1 billion in future investments in new cost-effective solar power, the implementation of a new Electric Vehicle Charging Station Program and the deferral and recovery of costs in connection with the implementation of Duke Energy Florida’s Vision Florida program, which explores various emerging non-carbon emitting generation technology, distributed technologies and resiliency projects, among other things. The 2021 Settlement also resolves remaining unrecovered storm costs for Hurricane Dorian and Hurricane Michael.
The FPSC approved the 2021 Settlement on May 4, 2021, issuing an order on June 4, 2021. Revised customer rates will be effective January 1, 2022, with subsequent base rate increases effective January 1, 2023, and January 1, 2024.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Storm Restoration Cost Recovery
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover $223 million of estimated retail incremental storm restoration costs for Hurricane Michael, consistent with the provisions in the 2017 Settlement, and the FPSC approved the petition on June 11, 2019. The FPSC also approved allowing Duke Energy Florida to use the tax savings resulting from the Tax Act to recover these storm costs in lieu of implementing a storm surcharge. Approved storm costs are currently expected to be fully recovered by year-end 2021. On November 22, 2019, Duke Energy Florida filed a petition for approval of actual retail recoverable storm restoration costs related to Hurricane Michael in the amount of $191 million plus interest. On May 19, 2020, Duke Energy Florida filed a supplemental true up reducing the actual retail recoverable storm restoration costs related to Hurricane Michael by approximately $3 million, resulting in a total request to recover $188 million actual retail recoverable storm restoration costs, plus interest. Approximately $3 million and $80 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020, respectively.
Duke Energy Florida filed a petition with the FPSC on December 19, 2019, to recover $169 million of estimated retail incremental storm restoration costs for Hurricane Dorian, consistent with the provisions in the 2017 Settlement and the FPSC approved the petition on February 24, 2020. The final actual amount of $145 million was filed on September 30, 2020. The 2021 Settlement resolved all matters regarding storm cost recovery relating to Hurricane Michael and Hurricane Dorian.
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
On February 24, 2021, the League of United Latin American Citizens (LULAC) filed a notice of appeal of the FPSC’s order approving the Clean Energy Connection to the Supreme Court of Florida. LULAC's initial brief was filed on May 26, 2021, and Appellees' response briefs were filed on July 26, 2021. The FPSC approval order remains in effect pending the outcome of the appeal. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Ohio
Ohio House Bill 6
On July 23, 2019, House Bill 6 was signed into law and became effective January 1, 2020. Among other things, the bill allows for funding, through a rider mechanism referred to as the Clean Air Fund (Rider CAF), of two nuclear generating facilities located in Northern Ohio owned by Energy Harbor (f/k/a FirstEnergy Solutions), repeal of energy efficiency mandates and recovery of prudently incurred costs, net of any revenues, for Ohio investor-owned utilities that are participants under the OVEC power agreement. The recovery is through a non-bypassable rider that replaced any existing recovery mechanism approved by the PUCO and will remain in place through 2030. As such, Duke Energy Ohio created the Legacy Generation Rider (Rider LGR) that replaced Rider PSR effective January 1, 2020. The amounts recoverable from customers are subject to an annual cap, with incremental costs that exceed such cap eligible for deferral and recovery subject to review. See Note 11 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. House Bill 128 was signed into law on March 31, 2021, and became effective June 30, 2021. The bill removes nuclear plant funding from Rider CAF and does not impact OVEC cost recovery.
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
On October 9, 2020, Duke Energy Ohio filed an application to implement a voluntary energy efficiency program portfolio to commence on January 1, 2021. The application proposes a mechanism for recovery of program costs and a benefit associated with avoided transmission and distribution costs. The application remains under review. Effective January 1, 2021, Duke Energy Ohio suspended its energy efficiency programs due to changes in Ohio law. On June 14, 2021, the PUCO issued an entry for each utility to file by July 15, 2021, a proposal to reestablish low-income programs through December 31, 2021. Duke Energy Ohio filed its application on July 14, 2021. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Natural Gas Pipeline Extension
Duke Energy Ohio is installing a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $163 million to $245 million in direct costs (excluding overheads and AFUDC) and that construction of the pipeline extension will be completed before the 2021/2022 winter season. An evidentiary hearing on Duke Energy Ohio's application for a Certificate of Environmental Compatibility and Public Need concluded on April 11, 2019. On November 21, 2019, the Ohio Power Siting Board (OPSB) approved Duke Energy Ohio's application subject to 41 conditions on construction. Applications for rehearing were filed by several stakeholders on December 23, 2019, arguing that the OPSB approval was incorrect. On February 20, 2020, the OPSB denied the rehearing requests. On April 15, 2020, Those stakeholders filed a notice of appeal at the Supreme Court of Ohio of the OPSB’s decision approving Duke Energy Ohio’s Central Corridor project application. The appeal was fully briefed and the Ohio Supreme Court oral argument was held on March 31, 2021.er.
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
On March 31, 2020, Duke Energy Ohio filed its annual application to recover incremental MGP remediation expense, seeking recovery of approximately $39 million in remediation costs incurred during 2019. On July 23, 2020, the staff of the PUCO recommended a disallowance of approximately $4 million for work the staff believes occurred in areas not authorized for recovery. Additionally, the staff recommended insurance proceeds, net of litigation costs and attorney fees, should be paid to customers and not be held by Duke Energy Ohio until all investigation and remediation is complete. Duke Energy Ohio filed comments in response to the staff report on August 21, 2020, and intervenor comments were filed on November 9, 2020. Duke Energy Ohio cannot predict the outcome of this matter.
The 2012 PUCO order also contained conditional deadlines for completing the MGP environmental remediation and the deferral of related remediation costs. Subsequent to the order, the deadline was extended to December 31, 2019. On May 10, 2019, Duke Energy Ohio filed an application requesting a continuation of its existing deferral authority for MGP remediation that must occur after December 31, 2019. On July 12, 2019, staff recommended the commission deny the deferral authority request. On September 13, 2019, intervenor comments were filed opposing Duke Energy Ohio's request for continuation of existing deferral authority and on October 2, 2019, Duke Energy Ohio filed reply comments. Duke Energy Ohio cannot predict the outcome of this matter.
Tax Act – Ohio
On December 21, 2018, Duke Energy Ohio filed an application to change its base rate tariffs and establish a new rider to implement the benefits of the Tax Act for natural gas customers. Duke Energy Ohio requested commission approval to implement the tariff changes and rider effective April 1, 2019. The new rider will flow through to customers the benefit of the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. The PUCO established a procedural schedule and testimony was filed on July 31, 2019. An evidentiary hearing occurred on August 7, 2019. Initial briefs were filed on September 11, 2019. Reply briefs were filed on September 25, 2019. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Natural Gas Base Rate Case
On June 1, 2021, Duke Energy Kentucky filed an application with the KPSC requesting an increase in natural gas base rates of approximately $15 million, an approximate 13% average increase across all customer classes. The drivers for this case are capital invested since Duke Energy Kentucky's last natural gas base rate case in 2018. Duke Energy Kentucky is also seeking implementation of a Governmental Mandate Adjustment mechanism (Rider GMA) in order to recover from or pay to customers the financial impact of governmental directives and mandates, including changes in federal or state tax rates and regulations issued by the Pipeline and Hazardous Materials Safety Administration. The KPSC accepted Duke Energy Kentucky’s filing as of June 3, 2021, as meeting all filing requirements and issued its first round of discovery. A procedural schedule was set with a hearing scheduled for October 18, 2021. Duke Energy Kentucky cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Indiana
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020. On June 29, 2020, the IURC issued an order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order approved Duke Energy Indiana’s requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The IURC reduced Duke Energy Indiana’s request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction was due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% was due to the approved ROE of 9.7% versus the requested ROE of 10.4% and approximately 20% was related to miscellaneous earnings neutral adjustments. Step one rates were estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates are estimated to be the remaining 25% of the total rate increase. Step two rates were approved July 28, 2021, and implemented in August 2021. Step two rates are based on a return on equity of 9.7% and actual December 31, 2020 capital structure with a 54% equity component. Step two rates will be reconciled to January 1, 2021. Several groups appealed the IURC order to the Indiana Court of Appeals. Appellate briefs were filed on October 14, 2020, focusing on three issues: wholesale sales allocations, coal ash basin cost recovery and the Edwardsport IGCC operating and maintenance expense level approved. The appeal was fully briefed in January 2021 and an oral argument was held on April 8, 2021. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. The Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group filed a joint petition to transfer the rate case appeal to the Indiana Supreme Court on June 28, 2021. Response briefs were filed July 19, 2021. Duke Energy Indiana cannot predict the outcome of this matter.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC approved coal ash basin closure costs expended through 2018 including financing costs as a regulatory asset and included in rate base. The IURC also opened a subdocket to deal with the post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020, and the parties agreed on a delayed briefing schedule that allows for the Indiana Rate Case appeal to proceed. Briefing will be completed by mid-September 2021. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
2020 Tennessee Rate Case
On July 2, 2020, Piedmont filed an application with the TPUC, its first general rate case in Tennessee in nine years, for a rate increase for retail customers of approximately $30 million, which represents an approximate 15% increase in annual revenues. The rate increase is driven by significant infrastructure upgrade investments since Piedmont's previous rate case. Approximately half of the plant additions being added to rate base are categories of capital investment not covered under the IMR mechanism, which was approved in 2013. Piedmont amended its requested increase to approximately $26 million in December 2020. As authorized under Tennessee law, Piedmont implemented interim rates on January 2, 2021, at the level requested in its adjusted request. A settlement reached with the Tennessee Consumer Advocate in mid-January was filed with the TPUC on February 2, 2021. The settlement results in an increase of revenues of approximately $16 million and an ROE of 9.8%. On May 6, 2021, the TPUC issued an order approving the settlement. Revised customer rates became effective January 2, 2021. Piedmont refunded customers the difference between bills previously rendered under interim rates and such bills if rendered under approved rates, plus interest, in April 2021.
2021 North Carolina Rate Case
On March 22, 2021, Piedmont filed an application with the NCUC for a rate increase for retail customers of approximately $109 million, which represents an approximate 10% increase in retail revenues. The rate increase is driven by customer growth and significant infrastructure upgrade investments (plant additions) since the last general rate case. Approximately 30% of the plant additions being rolled into rate base are categories of plant investment that are covered under the IMR mechanism, which was originally approved as part of the 2013 North Carolina Rate Case. On July 28, 2021, Piedmont amended its requested increase to approximately $97 million. The NCUC has established a procedural schedule with an evidentiary hearing to commence on September 7, 2021. Piedmont cannot predict the outcome of this matter.
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

As part of the pretax charges to earnings of approximately $2.1 billion recorded in June 2020, within Equity in (losses) earnings of unconsolidated affiliates on the Duke Energy Condensed Consolidated Statements of Operations, Duke Energy established liabilities related to the cancellation of the ACP pipeline project. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. At June 30, 2021, there is $33 million and $69 million within Other Current Liabilities and Other Noncurrent Liabilities, respectively, in the Gas Utilities and Infrastructure segment. The liabilities represent Duke Energy's obligation of approximately $102 million to satisfy remaining ARO requirements to restore construction sites.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2021, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-2(a)	324	$20
Allen Steam Station Units 4-5(b)	516	376
Cliffside Unit 5(b)	544	337
Duke Energy Progress
Mayo Unit 1(b)	704	650
Roxboro Units 3-4(b)	1,392	474
Duke Energy Florida
Crystal River Units 4-5(c)	1,410	1,670
Duke Energy Indiana (d)
Gibson Units 1-5(e)	2,822	1,840
Cayuga Units 1-2(e)	995	736
Total Duke Energy	8,707	$6,103
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
(b)These units were included in the IRP filed by Duke Energy Carolinas and Duke Energy Progress in North Carolina and South Carolina on September 1, 2020. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives. In 2019, Duke Energy Carolinas and Duke Energy Progress filed North Carolina rate cases that included depreciation studies that accelerate end-of-life dates for these plants. The NCUC issued orders in the 2019 rate cases of Duke Energy Carolinas and Duke Energy Progress on March 31, 2021, and April 16, 2021, respectively, in which the proposals to shorten the remaining depreciable lives of these units were denied, while indicating the IRP proceeding was the appropriate proceeding for the review of generating plant retirements.
(c)On January 14, 2021, Duke Energy Florida filed a settlement agreement with the FPSC, which proposed depreciation rates reflecting retirement dates for Duke Energy Florida's last two coal-fired generating facilities, Crystal River Units 4-5, eight years ahead of schedule in 2034 rather than in 2042. The settlement was approved by the FPSC on May 4, 2021.
(d)Gallagher Units 2 and 4 with a total capacity of 280 MW and a total net book value of $102 million at December 31, 2020, were retired on June 1, 2021.
(e)On July 1, 2019, Duke Energy Indiana submitted its 2018 IRP with the IURC. The 2018 IRP included scenarios evaluating the potential retirement of coal-fired generating units at Gibson and Cayuga. The rate case filed July 2, 2019, included proposed depreciation rates reflecting retirement dates from 2026 to 2038. The depreciation rates reflecting these updated retirement dates were approved by the IURC as part of the rate case order issued on June 29, 2020.
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

(in millions)	June 30, 2021	December 31, 2020
Reserves for Environmental Remediation
Duke Energy	$74	$75
Duke Energy Carolinas	20	19
Progress Energy	18	19
Duke Energy Progress	6	6
Duke Energy Florida	12	12
Duke Energy Ohio	21	22
Duke Energy Indiana	5	6
Piedmont	11	10
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$20
Duke Energy Carolinas	12
Duke Energy Ohio	4
LITIGATION
Duke Energy
Texas Storm Uri Tort Litigation
Duke Energy and several Duke Energy renewables project companies have been named in multiple lawsuits arising out of Texas Storm Uri in mid-February 2021, and particularly, in the deregulated market managed by the Electric Reliability Council of Texas. There are 24 state court actions that have been filed in counties across Texas and one case is pending in federal court in Texas. These lawsuits seek recovery for property damages, personal injury and for wrongful death allegedly incurred by the plaintiffs as a result of power losses, which the plaintiffs claim was the result of the defendants' failure to take appropriate precautions. The cases pending in state court have been consolidated into a Texas state court multidistrict litigation proceeding before a single judge to handle all pretrial coordination. Duke Energy cannot predict the outcomes of these state and federal litigation matters.
Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in the North Carolina Business Court against various insurance providers. The lawsuit seeks payment for coal ash related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action seeks damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the U.S. Environmental Protection Agency CCR rule at 15 coal-fired plants in North Carolina and South Carolina. Following completion of fact discovery, the parties' fully briefed and argued motions relating to multiple key legal matters. All but two insurer-defendants have reached settlements with Duke Energy Carolinas and Duke Energy Progress in advance of any rulings on these motions. Any coal ash litigation proceeds from these settlements will be distributed in accordance with the terms of the CCR Settlement Agreement with the North Carolina Attorney General and other parties, executed on January 22, 2021. For more information on the CCR Settlement Agreement, see Note 3. On August 4, 2021, the Court issued a favorable ruling denying dispositive motions from the two remaining defendants. Trial with the remaining defendants remains scheduled for January 24, 2022. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.

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
On May 21, 2020, in response to a NTE petition challenging Duke Energy Carolinas' termination of the LGIA, FERC issued a ruling that 1) it has exclusive jurisdiction to determine whether a transmission provider may terminate a LGIA; 2) FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer; and 3) Duke Energy may not announce the termination of a conforming LGIA unless FERC has approved the termination. FERC's Office of Enforcement also initiated an investigation of Duke Energy Carolinas into matters pertaining to the LGIA. Duke Energy Carolinas is cooperating with the Office of Enforcement but cannot predict the outcome of this investigation.
On August 17, 2020, the court denied both NTE’s and Duke Energy Carolinas’ Motion to Dismiss. The parties are in active discovery and trial is scheduled for June 20, 2022. Duke Energy Carolinas cannot predict the outcome of this matter.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2021, there were 84 asserted claims for non-malignant cases with cumulative relief sought of up to $18 million, and 55 asserted claims for malignant cases with cumulative relief sought of up to $20 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $555 million at June 30, 2021, and $572 million at December 31, 2020. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2040 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2040 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $714 million in excess of the self-insured retention. Receivables for insurance recoveries were $704 million at June 30, 2021, and December 31, 2020. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The reserve for credit losses for insurance receivables based on adoption of the new standard is $15 million for Duke Energy and Duke Energy Carolinas as of June 30, 2021, and December 31, 2020. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On June 18, 2018, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims for damages incurred for the period 2014 through 2018. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage in the amount of $100 million and $200 million for Duke Energy Progress and Duke Energy Florida, respectively. Discovery is ongoing and a trial is expected to occur in late 2021 or early 2022.
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
The final arbitration hearing occurred during the week of December 7, 2020. An interim arbitral award was issued in March 2021, upholding Duke Energy Florida's positions on all issues and awarding the company termination costs. In May 2021, the final arbitral award was issued awarding Duke Energy Florida its claimed fees and costs.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council (HEC) filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication challenging the Indiana Department of Environmental Management’s December 10, 2019, partial approval of Duke Energy Indiana’s ash pond closure plan. After hearing oral arguments in early April 2021 on Duke Energy Indiana's and HEC's competing Motions for Summary Judgment, on May 4, 2021, the administrative court rejected all of HEC’s claims and issued a ruling in favor of Duke Energy Indiana. On June 3, 2021, HEC filed an appeal in Superior Court to seek judicial review of the order. Duke Energy Indiana cannot predict the outcome of this matter.
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

(in millions)	June 30, 2021	December 31, 2020
Reserves for Legal Matters
Duke Energy	$65	$68
Duke Energy Carolinas	2	2
Progress Energy	58	61
Duke Energy Progress	12	13
Duke Energy Florida	26	28
Piedmont	1	1
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

5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

				Six Months Ended June 30, 2021
					Duke	Duke
	Maturity	Interest		Duke	Energy	Energy
Issuance Date	Date	Rate		Energy	(Parent)	Carolinas	Piedmont
Unsecured Debt
March 2021(a)	Mar 2031	2.500%		$350	$—	$—	$350
June 2021(c)	Jun 2023	2.500%	(b)	500	500	—	—
June 2021(c)	Jun 2031	2.550%		1,000	1,000	—	—
June 2021(c)	Jun 2041	3.300%		750	750	—	—
June 2021(c)	Jun 2051	3.500%		750	750	—	—
First Mortgage Bonds
April 2021(d)	Apr 2031	2.550%		550	—	550	—
April 2021(d)	Apr 2051	3.450%		450	—	450	—
Total issuances				$4,350	$3,000	$1,000	$350
(a)Debt issued to repay at maturity $160 million senior unsecured notes due June 2021, pay down short-term debt and for general corporate purposes.
(b)Debt issuance has a floating interest rate.
(c)Debt issued to repay $1.75 billion of Duke Energy (Parent) 2021 debt maturities, to repay a portion of short-term debt and for general corporate purposes.
(d)Debt issued to repay at maturity $500 million first mortgage bonds due June 2021, pay down short-term debt and for general company purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate		June 30, 2021
Unsecured Debt
Duke Energy (Parent)(a)	August 2021	1.800%		$750
Duke Energy Florida	November 2021	0.391%	(b)	200
Duke Energy Progress	February 2022	0.335%	(b)	700
Duke Energy (Parent)	March 2022	3.227%		300
Duke Energy (Parent)	March 2022	0.775%	(b)	300
Progress Energy	April 2022	3.150%		450
First Mortgage Bonds
Duke Energy Florida	August 2021	3.100%		300
Duke Energy Progress	September 2021	3.000%		500
Duke Energy Progress	September 2021	8.625%		100
Duke Energy Indiana	January 2022	8.850%		53
Duke Energy Carolinas	May 2022	3.350%		350
Duke Energy Progress	May 2022	2.800%		500
Other(c)				473
Current maturities of long-term debt				$4,976
(a)    Debt was retired at par on August 1, 2021.
(b)    Debt has a floating interest rate.
(c)    Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	June 30, 2021
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,325	$1,150	$850	$725	$600	$700
Reduction to backstop issuances
Commercial paper(b)	(2,747)	(549)	(767)	(418)	(360)	(411)	(150)	(92)
Outstanding letters of credit	(31)	(25)	(4)	(2)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,141	$2,076	$554	$730	$490	$314	$369	$608
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Other Credit Facilities

	June 30, 2021
(in millions)	Facility size	Amount drawn
Duke Energy (Parent) Three-Year Revolving Credit Facility(a)	$1,000	$500
(a)During March 2021, Duke Energy extended the maturity date of the Three-Year Revolving Credit Facility from May 2022 to May 2024.
6. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2021, and December 31, 2020.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2021, and December 31, 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$243	$196	$446	$330
Indemnification coverages(b)	6	5	12	10
Joint Dispatch Agreement (JDA) revenue(c)	13	3	26	10
JDA expense(c)	25	20	65	44
Intercompany natural gas purchases(d)	15	10	29	16
Progress Energy
Corporate governance and shared service expenses(a)	$233	$189	$414	$335
Indemnification coverages(b)	11	9	21	18
JDA revenue(c)	25	20	65	44
JDA expense(c)	13	3	26	10
Intercompany natural gas purchases(d)	18	19	37	38
Duke Energy Progress
Corporate governance and shared service expenses(a)	$141	$113	$246	$188
Indemnification coverages(b)	5	5	10	9
JDA revenue(c)	25	20	65	44
JDA expense(c)	13	3	26	10
Intercompany natural gas purchases(d)	18	19	37	38
Duke Energy Florida
Corporate governance and shared service expenses(a)	$92	$76	$168	$147
Indemnification coverages(b)	6	4	11	9
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$79	$77	$158	$161
Indemnification coverages(b)	1	1	2	2
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$93	$92	$206	$198
Indemnification coverages(b)	2	2	4	4
Piedmont
Corporate governance and shared service expenses(a)	$36	$37	$69	$71
Indemnification coverages(b)	1	—	2	1
Intercompany natural gas sales(d)	33	29	66	54
Natural gas storage and transportation costs(e)	5	6	11	12
(a)    The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources, employee benefits, information technology, legal and accounting fees, as well as other third-party costs. These amounts are primarily recorded in Operation, maintenance and other and Impairment of assets and other charges on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2021
Intercompany income tax receivable	$—	$74	$—	$1	$—	$—	$22
Intercompany income tax payable	36	—	4	—	6	7	—

December 31, 2020
Intercompany income tax receivable	$—	$—	$—	$—	$—	$9	$10
Intercompany income tax payable	31	33	46	35	2	—	—
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2021, and 2020, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables segment and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$1,344	$—	$—	$—	$—	$—
Undesignated contracts	1,681	350	1,250	750	500	27
Total notional amount(a)	$3,025	$350	$1,250	$750	$500	$27

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$632	$—	$—	$—	$—	$—
Undesignated contracts	1,177	400	750	750	—	27
Total notional amount(a)	$1,809	$400	$750	$750	$—	$27
(a)    Duke Energy includes amounts related to consolidated VIEs of $594 million in cash flow hedges and $54 million in undesignated contracts as of June 30, 2021, and $632 million in cash flow hedges as of December 31, 2020.
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2021, and 2020, were not material. Duke Energy’s commodity derivatives designated as hedges include long-term electricity sales in the Commercial Renewables segment.
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

	June 30, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	34,427	—	—	—	3,727	20,273	—
Natural gas (millions of dekatherms)	744	206	180	180	—	4	354

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	35,409	—	—	—	2,559	10,802	—
Natural gas (millions of dekatherms)	678	145	158	158	—	2	373
(a)    Duke Energy includes 10,427 GWh and 22,048 GWh related to cash flow hedges as of June 30, 2021, and December 31, 2020, respectively.
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

Derivative Assets	June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$163	$69	$65	$54	$10	$3	$24	$2
Noncurrent	67	38	29	30	—	—	—	—
Total Derivative Assets – Commodity Contracts	$230	$107	$94	$84	$10	$3	$24	$2
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$52	$—	$48	$48	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$52	$—	$48	$48	$—	$—	$—	$—
Total Derivative Assets	$282	$107	$142	$132	$10	$3	$24	$2

Derivative Liabilities	June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$29	$—	$—	$—	$—	$—	$—	—
Noncurrent	127	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$27	$—	$—	$—	$—	$—	$—	$26
Noncurrent	139	—	4	4	—	—	—	135
Total Derivative Liabilities – Commodity Contracts	$322	$—	$4	$4	$—	$—	$—	$161
Interest Rate Contracts
Designated as Hedging Instruments
Current	$14	$—	$—	$—	$—	$—	$—	$—
Noncurrent	62	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	21	7	13	—	13	1	—	—
Noncurrent	4	—	—	—	—	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$101	$7	$13	$—	$13	$5	$—	$—
Total Derivative Liabilities	$423	$7	$17	$4	$13	$5	$—	$161

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$30	$14	$9	$9	$—	$1	$6	$1
Noncurrent	13	6	6	6	—	—	—	—
Total Derivative Assets – Commodity Contracts	$43	$20	$15	$15	$—	$1	$6	$1
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets	$61	$20	$33	$33	$—	$1	$6	$1

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$14	$—	$—	$—	$—	$—	$—	$—
Noncurrent	70	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$30	$13	$2	$2	$—	$—	$1	$15
Noncurrent	137	3	27	12	—	—	—	107
Total Derivative Liabilities – Commodity Contracts	$251	$16	$29	$14	$—	$—	$1	$122
Interest Rate Contracts
Designated as Hedging Instruments
Current	$15	$—	$—	$—	$—	$—	$—	$—
Noncurrent	48	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	5	4	—	—	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$73	$4	$—	$—	$—	$6	$—	$—
Total Derivative Liabilities	$324	$20	$29	$14	$—	$6	$1	$122

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

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

Derivative Assets	June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$215	$69	$113	$102	$10	$3	$24	$2
Gross amounts offset	(3)	(3)	—	—	—	—	—	—
Net amounts presented in Current Assets: Other	$212	$66	$113	$102	$10	$3	$24	$2
Noncurrent
Gross amounts recognized	$67	$38	$29	$30	$—	$—	$—	$—
Gross amounts offset	(6)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$61	$37	$25	$26	$—	$—	$—	$—

Derivative Liabilities	June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$91	$7	$13	$—	$13	$1	$—	$26
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Liabilities: Other	$91	$7	$13	$—	$13	$1	$—	$26
Noncurrent
Gross amounts recognized	$332	$—	$4	$4	$—	$4	$—	$135
Gross amounts offset	(4)	—	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$328	$—	$—	$—	$—	$4	$—	$135

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$48	$14	$27	$27	$—	$1	$6	$1
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$45	$12	$25	$25	$—	$1	$6	$1
Noncurrent
Gross amounts recognized	$13	$6	$6	$6	$—	$—	$—	$—
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$8	$5	$2	$2	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$64	$17	$2	$2	$—	$1	$1	$15
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$61	$15	$—	$—	$—	$1	$1	$15
Noncurrent
Gross amounts recognized	$260	$3	$27	$12	$—	$5	$—	$107
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$255	$2	$23	$8	$—	$5	$—	$107
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2021, and December 31, 2020.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$153	$—	$—	$177
Equity securities	4,710	31	6,743	4,138	54	6,235
Corporate debt securities	51	3	861	76	1	806
Municipal bonds	17	—	298	22	—	370
U.S. government bonds	36	8	1,665	51	—	1,361
Other debt securities	6	—	188	8	—	180
Total NDTF Investments	$4,820	$42	$9,908	$4,295	$55	$9,129
Other Investments
Cash and cash equivalents	$—	$—	$83	$—	$—	$127
Equity securities	98	—	166	79	—	146
Corporate debt securities	4	—	118	8	—	110
Municipal bonds	4	1	69	5	—	86
U.S. government bonds	1	—	66	—	—	42
Other debt securities	—	—	31	—	—	47
Total Other Investments	$107	$1	$533	$92	$—	$558
Total Investments	$4,927	$43	$10,441	$4,387	$55	$9,687
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2021, and 2020, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
FV-NI:
Realized gains	$146	$302	$286	$325
Realized losses	37	67	60	132
AFS:
Realized gains	16	27	34	47
Realized losses	18	13	31	19
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$68	$—	$—	$30
Equity securities	2,729	14	3,910	2,442	23	3,685
Corporate debt securities	32	2	495	49	1	510
Municipal bonds	2	—	21	6	—	91
U.S. government bonds	19	3	770	25	—	475
Other debt securities	5	—	182	7	—	174
Total NDTF Investments	$2,787	$19	$5,446	$2,529	$24	$4,965

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2021, and 2020, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
FV-NI:
Realized gains	$90	$27	$218	$36
Realized losses	23	25	39	70
AFS:
Realized gains	12	18	25	30
Realized losses	13	8	22	13
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$85	$—	$—	$147
Equity securities	1,981	17	2,833	1,696	31	2,550
Corporate debt securities	19	1	366	27	—	296
Municipal bonds	15	—	277	16	—	279
U.S. government bonds	17	5	895	26	—	886
Other debt securities	1	—	6	1	—	6
Total NDTF Investments	$2,033	$23	$4,462	$1,766	$31	$4,164
Other Investments
Cash and cash equivalents	$—	$—	$4	$—	$—	$106
Municipal bonds	3	—	27	3	—	26
Total Other Investments	$3	$—	$31	$3	$—	$132
Total Investments	$2,036	$23	$4,493	$1,769	$31	$4,296
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2021, and 2020, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
FV-NI:
Realized gains	$56	$275	$68	$289
Realized losses	14	42	21	62
AFS:
Realized gains	3	6	7	11
Realized losses	3	4	6	5

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$73	$—	$—	$76
Equity securities	1,888	17	2,730	1,617	31	2,459
Corporate debt securities	19	1	299	27	—	296
Municipal bonds	15	—	277	16	—	279
U.S. government bonds	17	2	479	26	—	412
Other debt securities	1	—	6	1	—	6
Total NDTF Investments	$1,940	$20	$3,864	$1,687	$31	$3,528
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments	$—	$—	$1	$—	$—	$1
Total Investments	$1,940	$20	$3,865	$1,687	$31	$3,529
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2021, and 2020, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
FV-NI:
Realized gains	$55	$26	$67	$40
Realized losses	13	27	20	47
AFS:
Realized gains	3	6	7	11
Realized losses	3	4	6	5
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$12	$—	$—	$71
Equity securities	93	—	103	79	—	91
Corporate debt securities	—	—	67	—	—	—
U.S. government bonds	—	3	416	—	—	474
Total NDTF Investments(a)	$93	$3	$598	$79	$—	$636
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Municipal bonds	3	—	27	3	—	26
Total Other Investments	$3	$—	$28	$3	$—	$27
Total Investments	$96	$3	$626	$82	$—	$663
(a)During the six months ended June 30, 2021, and the year ended December 31, 2020, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI for the three and six months ended June 30, 2021, and 2020, were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
FV-NI:
Realized gains	$1	$249	$1	$249
Realized losses	1	15	1	15
Realized gains and losses, which were determined on a specific identification basis, from sales of AFS securities for the three and six months ended June 30, 2021, and 2020, were immaterial.
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	June 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Equity securities	70	—	110	58	—	97
Corporate debt securities	—	—	4	—	—	3
Municipal bonds	1	1	35	1	—	38
U.S. government bonds	—	—	6	—	—	4
Total Investments	$71	$1	$156	$59	$—	$143
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2021, and 2020, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	June 30, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$162	$10	$112	$16	$96	$4
Due after one through five years	1,022	385	578	262	316	18
Due after five through 10 years	683	301	302	243	59	8
Due after 10 years	1,429	772	579	540	39	15
Total	$3,296	$1,468	$1,571	$1,061	$510	$45
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

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
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

	June 30, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$153	$153	$—	$—	$—
NDTF equity securities	6,743	6,695	—	—	48
NDTF debt securities	3,012	1,066	1,946	—	—
Other equity securities	166	166	—	—	—
Other debt securities	284	60	224	—	—
Other cash and cash equivalents	83	83	—	—	—
Derivative assets	282	4	253	25	—
Total assets	10,723	8,227	2,423	25	48
Derivative liabilities	(423)	—	(267)	(156)	—
Net assets (liabilities)	$10,300	$8,227	$2,156	$(131)	$48

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$177	$177	$—	$—	$—
NDTF equity securities	6,235	6,189	—	—	46
NDTF debt securities	2,717	874	1,843	—	—
Other equity securities	146	146	—	—	—
Other debt securities	285	37	248	—	—
Other cash and cash equivalents	127	127	—	—	—
Derivative assets	61	1	53	7	—
Total assets	9,748	7,551	2,144	7	46
Derivative liabilities	(324)	—	(240)	(84)	—
Net assets (liabilities)	$9,424	$7,551	$1,904	$(77)	$46
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$(126)	$(88)	$(77)	$(102)
Total pretax realized or unrealized losses included in comprehensive income	(31)	—	(75)	—
Purchases, sales, issuances and settlements:
Purchases	21	14	21	14
Settlements	(1)	(6)	(8)	(15)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	6	(12)	8	11
Balance at end of period	$(131)	$(92)	$(131)	$(92)
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$68	$68	$—	$—
NDTF equity securities	3,910	3,862	—	48
NDTF debt securities	1,468	408	1,060	—
Derivative assets	107	—	107	—
Total assets	5,553	4,338	1,167	48
Derivative liabilities	(7)	—	(7)	—
Net assets	$5,546	$4,338	$1,160	$48

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$30	$30	$—	$—
NDTF equity securities	3,685	3,639	—	46
NDTF debt securities	1,250	192	1,058	—
Derivative assets	20	—	20	—
Total assets	4,985	3,861	1,078	46
Derivative liabilities	(20)	—	(20)	—
Net assets	$4,965	$3,861	$1,058	$46

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$85	$85	$—	$147	$147	$—
NDTF equity securities	2,833	2,833	—	2,550	2,550	—
NDTF debt securities	1,544	658	886	1,467	682	785
Other debt securities	27	—	27	26	—	26
Other cash and cash equivalents	4	4	—	106	106	—
Derivative assets	142	—	142	33	—	33
Total assets	4,635	3,580	1,055	4,329	3,485	844
Derivative liabilities	(17)	—	(17)	(29)	—	(29)
Net assets	$4,618	$3,580	$1,038	$4,300	$3,485	$815
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$73	$73	$—	$76	$76	$—
NDTF equity securities	2,730	2,730	—	2,459	2,459	—
NDTF debt securities	1,061	269	792	993	237	756
Other cash and cash equivalents	1	1	—	1	1	—
Derivative assets	132	—	132	33	—	33
Total assets	3,997	3,073	924	3,562	2,773	789
Derivative liabilities	(4)	—	(4)	(14)	—	(14)
Net assets	$3,993	$3,073	$920	$3,548	$2,773	$775
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$12	$12	$—	$71	$71	$—
NDTF equity securities	103	103	—	91	91	—
NDTF debt securities	483	389	94	474	445	29
Other debt securities	27	—	27	26	—	26
Other cash and cash equivalents	1	1	—	1	1	—
Derivative assets	10	—	10	—	—	—
Total assets	636	505	131	663	608	55
Derivative liabilities	(13)	—	(13)	—	—	—
Net assets	$623	$505	$118	$663	$608	$55
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at June 30, 2021, and December 31, 2020.

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2021				December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$110	$110	$—	$—	$97	$97	$—	$—
Other debt securities	45	—	45	—	45	—	45	—
Other cash and cash equivalents	1	1	—	—	1	1	—	—
Derivative assets	24	2	—	22	6	—	—	6
Total assets	180	113	45	22	149	98	45	6
Derivative liabilities	—	—	—	—	(1)	(1)	—	—
Net assets	$180	$113	$45	$22	$148	$97	$45	$6
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$2	$2	$6	$11
Purchases, sales, issuances and settlements:
Purchases	18	10	18	10
Settlements	(3)	(4)	(9)	(10)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	5	2	7	(1)
Balance at end of period	$22	$10	$22	$10
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$2	$2	$—	$1	$1	$—
Derivative liabilities	(161)	—	(161)	(122)	—	(122)
Net (liabilities) assets	$(159)	$2	$(161)	$(121)	$1	$(122)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$—	$(91)	$—	$(117)
Total (losses) gains and settlements	—	(14)	—	12
Balance at end of period	$—	$(105)	$—	$(105)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2021
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(156)	RTO forward pricing	Forward electricity curves – price per MWh	$16.82	-	$174.84	$37.87
Duke Energy Ohio
FTRs	3	RTO auction pricing	FTR price – per MWh	0	-	1.65	0.88
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(2.07)	-	7.38	1.12
Duke Energy
Total Level 3 derivatives	$(131)

	December 31, 2020
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(84)	Discounted cash flow	Forward electricity curves – price per MWh	$14.68	-	$151.84	$28.84
Duke Energy Ohio
FTRs	1	RTO auction pricing	FTR price – per MWh	0.25	-	1.68	0.79
Duke Energy Indiana
FTRs	6	RTO auction pricing	FTR price – per MWh	(2.40)	-	7.41	1.05
Duke Energy
Total Level 3 derivatives	$(77)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	June 30, 2021		December 31, 2020
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$62,386	$69,222	$59,863	$69,292
Duke Energy Carolinas	12,906	15,011	12,218	14,917
Progress Energy	19,250	22,502	19,264	23,470
Duke Energy Progress	9,277	10,405	9,258	10,862
Duke Energy Florida	7,881	9,338	7,915	9,756
Duke Energy Ohio	3,091	3,531	3,089	3,650
Duke Energy Indiana	4,092	4,929	4,091	5,204
Piedmont	2,967	3,337	2,780	3,306
(a)    Book value of long-term debt includes $1.3 billion at June 30, 2021, and December 31, 2020, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both June 30, 2021, and December 31, 2020, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
11. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2021, and the year ended December 31, 2020, or is expected to be provided in the future that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2023	December 2022	April 2023	April 2023
Credit facility amount	$350	$475	$350	$250
Amounts borrowed at June 30, 2021	332	475	269	250
Amounts borrowed at December 31, 2020	350	364	250	250
Restricted Receivables at June 30, 2021	527	769	473	445
Restricted Receivables at December 31, 2020	547	696	500	397
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2021	December 31, 2020
Receivables of VIEs	$6	$4
Regulatory Assets: Current	54	53
Current Assets: Other	33	39
Other Noncurrent Assets: Regulatory assets	914	937
Current Liabilities: Other	9	10
Current maturities of long-term debt	55	55
Long-Term Debt	973	1,002
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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	June 30, 2021	December 31, 2020
Current Assets: Other	$323	$257
Property, Plant and Equipment: Cost	6,876	6,394
Accumulated depreciation and amortization	(1,354)	(1,242)
Other Noncurrent Assets: Other	73	67
Current maturities of long-term debt	164	167
Long-Term Debt	1,497	1,569
Other Noncurrent Liabilities: AROs	155	148
Other Noncurrent Liabilities: Other	352	316
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	June 30, 2021
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$54	$85
Other current assets	17	—	17	—	$—
Investments in equity method unconsolidated affiliates	15	475	490	—	—
Deferred tax asset	19	—	19	—	—
Total assets	$51	$475	$526	$54	$85
Other current liabilities	33	4	37	—	—
Other noncurrent liabilities	69	10	79	—	—
Total liabilities	$102	$14	$116	$—	$—
Net (liabilities) assets	$(51)	$461	$410	$54	$85

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

	December 31, 2020
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$83	$110
Investments in equity method unconsolidated affiliates	—	530	530	—	—
Other noncurrent assets	31	—	31	—	—
Total assets	$31	$530	$561	$83	$110
Other current liabilities	928	5	933	—	—
Other noncurrent liabilities	8	10	18	—	—
Total liabilities	$936	$15	$951	$—	$—
Net assets (liabilities)	$(905)	$515	$(390)	$83	$110
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for certain renewable energy project entities guarantees for debt services and operations and maintenance, as discussed below.
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
Duke Energy has a 47% ownership interest in ACP. For the three and six months ended June 30, 2020, the ACP investment was considered a significant subsidiary because its income exceeded 20% of Duke Energy’s income. ACP's net loss for the three and six months ended June 30, 2020, was $4,414 million and $4,342 million, respectively.
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
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Receivables sold	$219	$270	$322	$344
Less: Retained interests	54	83	85	110
Net receivables sold	$165	$187	$237	$234

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Sales
Receivables sold	$443	$429	$1,004	$966	$684	$583	$1,382	$1,230
Loss recognized on sale	2	2	5	6	3	2	6	6
Cash flows
Cash proceeds from receivables sold	$433	$431	$1,029	$990	$655	$580	$1,401	$1,252
Return received on retained interests	1	—	2	2	1	1	3	3
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

	Remaining Performance Obligations
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Progress Energy	$49	$107	$44	$45	$7	$51	$303
Duke Energy Progress	4	8	8	8	—	—	28
Duke Energy Florida	45	99	36	37	7	51	275
Duke Energy Indiana	—	—	7	12	12	24	55
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

	Remaining Performance Obligations
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Piedmont	$34	$67	$64	$61	$60	$336	$622
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
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE

Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended June 30, 2021
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,336	$683	$1,216	$478	$738	$171	$265	$—
General	1,513	498	720	330	390	106	190	—
Industrial	705	256	229	160	69	33	189	—
Wholesale	521	116	331	285	46	13	63	—
Other revenues	234	62	151	71	80	22	23	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,309	$1,615	$2,647	$1,324	$1,323	$345	$730	$—

Gas Utilities and Infrastructure
Residential	$158	$—	$—	$—	$—	$69	$—	$88
Commercial	91	—	—	—	—	27	—	59
Industrial	30	—	—	—	—	4	—	27
Power Generation	—	—	—	—	—	—	—	24
Other revenues	20	—	—	—	—	12	—	(1)
Total Gas Utilities and Infrastructure revenue from contracts with customers	$299	$—	$—	$—	$—	$112	$—	$197

Commercial Renewables
Revenue from contracts with customers	$53	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$6	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$5,667	$1,615	$2,647	$1,324	$1,323	$457	$730	$197

Other revenue sources(a)	$91	$(5)	$32	$25	$2	$(1)	$5	$18
Total revenues	$5,758	$1,610	$2,679	$1,349	$1,325	$456	$735	$215
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

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2021
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$4,798	$1,476	$2,378	$1,038	$1,340	$366	$578	$—
General	2,932	1,000	1,344	636	708	210	379	—
Industrial	1,367	512	436	305	131	64	356	—
Wholesale	1,025	230	657	577	80	26	113	—
Other revenues	460	136	311	154	157	44	41	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$10,582	$3,354	$5,126	$2,710	$2,416	$710	$1,467	$—

Gas Utilities and Infrastructure
Residential	$618	$—	$—	$—	$—	$179	$—	$439
Commercial	295	—	—	—	—	75	—	215
Industrial	80	—	—	—	—	11	—	70
Power Generation	—	—	—	—	—	—	—	46
Other revenues	67	—	—	—	—	17	—	25
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,060	$—	$—	$—	$—	$282	$—	$795

Commercial Renewables
Revenue from contracts with customers	$107	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$12	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$11,761	$3,354	$5,126	$2,710	$2,416	$992	$1,467	$795

Other revenue sources(a)	$147	$(28)	$58	$40	$10	$(4)	$13	$26
Total revenues	$11,908	$3,326	$5,184	$2,750	$2,426	$988	$1,480	$821
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

	Three Months Ended June 30, 2020 and 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at March 31, 2020	$89	$11	$20	$9	$11	$5	$3	$9
Write-Offs	(9)	(3)	(3)	(3)	—	—	—	(4)
Credit Loss Expense	15	6	12	8	3	—	—	1
Other Adjustments	7	—	—	—	—	—	—	—
Balance at June 30, 2020	$102	$14	$29	$14	$14	$5	$3	$6

Balance at March 31, 2021	$147	$34	$37	$23	$15	$4	$3	$14
Write-Offs	(5)	1	(4)	(3)	(1)	—	—	(2)
Credit Loss Expense	12	6	6	4	2	—	—	1
Other Adjustments	(31)	1	(3)	(3)	—	—	—	—
Balance at June 30, 2021	$123	$42	$36	$21	$16	$4	$3	$13

	Six Months Ended June 30, 2020 and 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$76	$10	$16	$8	$7	$4	$3	$6
Cumulative Change in Accounting Principle	5	1	2	1	1	—	—	1
Write-Offs	(19)	(6)	(7)	(5)	(2)	—	—	(5)
Credit Loss Expense	33	9	18	10	8	1	—	4
Other Adjustments	7	—	—	—	—	—	—	—
Balance at June 30, 2020	$102	$14	$29	$14	$14	$5	$3	$6

Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12
Write-Offs	(26)	(7)	(14)	(8)	(6)	—	—	(3)
Credit Loss Expense	29	16	13	6	7	—	—	4
Other Adjustments	(26)	10	—	—	1	—	—	—
Balance at June 30, 2021	$123	$42	$36	$21	$16	$4	$3	$13
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
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$894	$324	$283	$156	$127	$4	$30	$5
0-30 days	1,836	465	781	408	372	55	29	82
30-60 days	148	62	42	22	20	4	2	8
60-90 days	47	20	10	6	4	3	1	5
90+ days	180	74	31	7	24	32	10	12
Deferred Payment Arrangements(c)	106	46	35	24	11	2	—	7
Trade and Other Receivables	$3,211	$991	$1,182	$623	$558	$100	$72	$119

FINANCIAL STATEMENTS	REVENUE

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$969	$328	$283	$167	$116	$2	$16	$86
0-30 days	1,789	445	707	398	307	60	26	149
30-60 days	185	80	54	25	29	8	3	8
60-90 days	22	1	10	4	6	2	1	3
90+ days	119	16	32	9	23	30	12	9
Deferred Payment Arrangements(c)	215	96	80	52	28	—	—	7
Trade and Other Receivables	$3,299	$966	$1,166	$655	$509	$102	$58	$262
(a)    Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)    Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 11 for further information. These receivables for unbilled revenues are $66 million and $114 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of June 30, 2021, and $87 million and $134 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) available to Duke Energy common stockholders	$751	$(817)	$1,704	$82
Accumulated preferred stock dividends adjustment	(12)	(12)	—	—
Less: Impact of participating securities	1	—	1	—
Income (loss) from continuing operations available to Duke Energy common stockholders	$738	$(829)	$1,703	$82

Weighted average common shares outstanding – basic	769	735	769	734
Equity forwards	—	—	—	1
Weighted average common shares outstanding – diluted	769	735	769	735
Earnings (Loss) Per Share available to Duke Energy common stockholders
Basic and diluted	$0.96	$(1.13)	$2.21	$0.11
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.965	$0.945	$1.930	$1.890
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$0.359	$0.719	$0.719
Dividends declared on Series B preferred stock per share(c)	$—	$—	$24.375	$24.917
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

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

14. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$44	$14	$12	$8	$6	$1	$3	$2
Interest cost on projected benefit obligation	55	12	18	8	9	4	4	2
Expected return on plan assets	(140)	(35)	(47)	(21)	(25)	(7)	(10)	(5)
Amortization of actuarial loss	34	8	9	4	5	1	4	3
Amortization of prior service credit	(8)	(2)	—	(1)	—	—	(1)	(4)
Amortization of settlement charges	2	2	—	1	—	—	—	—
Net periodic pension costs	$(13)	$(1)	$(8)	$(1)	$(5)	$(1)	$—	$(2)

	Three Months Ended June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$42	$14	$12	$8	$6	$1	$2	$2
Interest cost on projected benefit obligation	68	15	22	9	11	4	5	3
Expected return on plan assets	(143)	(36)	(47)	(22)	(26)	(7)	(10)	(6)
Amortization of actuarial loss	30	7	9	4	5	1	3	3
Amortization of prior service credit	(8)	(2)	(1)	(1)	(1)	—	(1)	(3)
Amortization of settlement charges	3	1	—	1	—	—	—	—
Net periodic pension costs	$(8)	$(1)	$(5)	$(1)	$(5)	$(1)	$(1)	$(1)

	Six Months Ended June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$88	$28	$25	$15	$11	$2	$5	$3
Interest cost on projected benefit obligation	110	25	35	15	19	7	9	4
Expected return on plan assets	(279)	(70)	(94)	(42)	(51)	(14)	(20)	(10)
Amortization of actuarial loss	67	15	19	9	10	3	7	5
Amortization of prior service credit	(15)	(4)	(1)	(1)	—	—	(1)	(5)
Amortization of settlement charges	4	3	1	1	—	—	—	—
Net periodic pension costs	$(25)	$(3)	$(15)	$(3)	$(11)	$(2)	$—	$(3)

	Six Months Ended June 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$83	$26	$24	$14	$11	$2	$4	$3
Interest cost on projected benefit obligation	135	31	43	19	23	8	11	5
Expected return on plan assets	(286)	(72)	(95)	(44)	(51)	(14)	(21)	(11)
Amortization of actuarial loss	64	14	20	9	11	3	6	5
Amortization of prior service credit	(16)	(4)	(2)	(1)	(1)	—	(1)	(5)
Amortization of settlement charges	5	2	1	1	—	—	—	—
Net periodic pension costs	$(15)	$(3)	$(9)	$(2)	$(7)	$(1)	$(1)	$(3)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and six months ended June 30, 2021, and 2020.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and six months ended June 30, 2021, and 2020.
15. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Duke Energy	4.9%	26.2%	6.8%	98.9%
Duke Energy Carolinas	0.4%	13.7%	4.3%	15.1%
Progress Energy	8.3%	14.9%	10.2%	16.1%
Duke Energy Progress	2.7%	13.9%	5.6%	15.7%
Duke Energy Florida	19.0%	19.1%	19.1%	19.4%
Duke Energy Ohio	22.0%	15.4%	16.1%	16.6%
Duke Energy Indiana	15.6%	17.3%	16.7%	19.3%
Piedmont	33.3%	128.6%	10.8%	5.8%
The decrease in the ETR for Duke Energy for the three and six months ended June 30, 2021, was primarily due to the cancellation of the ACP pipeline project recorded in the prior year and an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Carolinas for the three and six months ended June 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Progress Energy for the three and six months ended June 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Progress for the three and six months ended June 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Ohio for the three months ended June 30, 2021, was primarily due to a decrease in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Indiana for the three and six months ended June 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Piedmont for the three months ended June 30, 2021, was primarily due to a decrease in AFUDC equity, in relation to pretax losses.
The increase in the ETR for Piedmont for the six months ended June 30, 2021, was primarily due to a decrease in AFUDC equity.
16. SUBSEQUENT EVENTS
For information on subsequent events related to organization and basis of presentation, regulatory matters, commitments and contingencies and debt and credit facilities, see Notes 1, 3, 4 and 5.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2021, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020.
Executive Overview
Advancing Our Clean Energy Transformation
During the second quarter, we continued to execute on our clean energy transformation, delivering strong, sustainable value for shareholders, customers, communities and employees.
•Renewables continues to play a major role in our clean energy transformation. We recently commissioned the 144 MW Pflugerville Solar and 182 MW Maryneal Wind projects in Texas, surpassing 10,000 MW of solar and wind resources and maintaining our planned trajectory to pass 16,000 MW of renewables by 2025 and 24,000 MW by 2030.
•In July, members of the House of Representatives of the North Carolina General Assembly (the House) voted to pass House Bill 951 that seeks to responsibly manage the state's clean energy transition and invest in critical infrastructure for the benefit of customers. As passed by the House, the proposed legislation outlines an "all of the above" energy transition that mandates the retirement of five subcritical coal facilities by 2030, designates replacement generation including adding approximately 4,700 MW of new renewables beyond what is currently planned, expands customer-facing solar programs, and adopts regulatory reform measures including multiyear rate plans and performance incentive mechanisms. These measures are expected to facilitate carbon emissions reductions of at least 61% from 2005 levels by 2030. The bill is being considered by the North Carolina State Senate and certain provisions are likely to change.
•In June, we filed an application with the U.S. Nuclear Regulatory Commission (NRC) to renew Oconee Nuclear Station's operating licenses for an additional 20 years. Oconee, located on Lake Keowee in Seneca, South Carolina, is Duke Energy's largest nuclear station, with three generating units that produce more than 2,500 MW of carbon-free electricity.
•We filed an additional $56 million proposal of Phase II programs to continue the electrification of transportation in North Carolina, which is expected to lead to more than 1,000 new charging ports or stations for electric vehicle charging in the state. This proposal comes six months after the NCUC approved a $25 million Phase I electric transportation project.
•In May, we announced that the Duke Energy Plaza, a 40-floor office tower currently under construction in Uptown Charlotte, will become the company’s new corporate headquarters, allowing us to reduce occupied space in the Charlotte area by approximately 60% to optimize our real estate footprint.
Regulatory Activity. During the second quarter of 2021, we continued to move our regulatory strategy forward. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•In June, Duke Energy Kentucky filed a natural gas base rate, seeking permission to increase natural gas distribution rates by approximately $15 million after investing nearly $190 million into capital projects across Northern Kentucky since we last asked regulators to approve a rate increase in 2018.
•In May, the NCUC issued an order approving storm securitization for Duke Energy Carolinas and Duke Energy Progress, allowing the companies to move forward with issuing storm recovery bonds to recover deferred storm costs, including carrying costs and financing costs (approximately $980 million, collectively).
•In May, the Indiana Court of Appeals issued a favorable ruling related to the 2019 Indiana Rate Case, affirming the judgment of the IURC. Intervenors have petitioned for transfer review by the Indiana Supreme Court.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.

MD&A	MATTERS IMPACTING FUTURE RESULTS

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
Duke Energy Indiana has interpreted the CCR rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. In 2020, the Hoosier Environmental Council filed a petition challenging the Indiana Department of Environmental Management's (IDEM) partial approval of five of Duke Energy Indiana’s ash pond site closure plans at Gallagher Station. The petition does not challenge the other 13 basin closures approved by IDEM at other Indiana stations. Interpretation of the requirements of the CCR rule is subject to further legal challenges and regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash.
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
For additional information, see Note 3 to the Condensed Consolidated Financial Statements, “Regulatory Matters.”
Minority Interest Investment in Duke Energy Indiana
In January 2021, Duke Energy entered into a definitive agreement providing for a 19.9% minority interest investment in Duke Energy Indiana by an affiliate of GIC, Singapore's sovereign wealth fund. The transaction is subject to the satisfaction of certain customary conditions described in the investment agreement, including receipt of the approval of the FERC; review by the Committee on Foreign Investments in the U.S. was completed in June 2021. Failure to obtain related approvals or satisfy the conditions in the investment agreement could result in the termination of the transaction and could result in an adverse impact.
Commercial Renewables
Duke Energy continues to monitor recoverability of renewable merchant plants located in the Electric Reliability Council of Texas West market and in the PJM West market, due to declining market pricing and declining long-term forecasted energy prices. Based on the most recent recoverability test, the carrying value approximated the aggregate estimated future undiscounted cash flows for the assets under review. A continued decline in energy market pricing would likely result in a future impairment. Impairment of these assets could result in adverse impacts. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, "Business Segments."
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
COVID-19
Duke Energy continues to monitor the impacts of the COVID-19 pandemic on its results of operations, financial position and cash flows as a result of the economic slowdown caused by reduced operations of businesses and governmental agencies and the corresponding reduction in the demand for energy. Duke Energy has experienced improvement in energy sales, aging of receivables and operating results in recent periods and continues efforts to partially offset these impacts. Additionally, in light of learnings from COVID-19 regarding workforce deployment and technology capabilities, the company has reviewed the long-term real estate and future workforce strategy. The review has resulted in an initiative that will reduce physical workspace and includes reassessments of lease terms and lease modifications, termination penalties, as well as, asset impairments on property, plant and equipment and a change in workforce roles and responsibilities. For more information, see Note 1 to the Condensed Consolidated Financial Statements, "Organization and Basis of Presentation."

MD&A	MATTERS IMPACTING FUTURE RESULTS

Activist Investor
On May 17, 2021, Elliott, who has indicated it holds an economic interest in outstanding Duke Energy common stock, publicly released a letter it had sent to the Board, which advocated for consideration of certain governance and strategic proposals. On May 17, 2021, management issued a response to Elliott. On July 19, 2021, Elliott publicly released a second letter to the Board and Duke Energy issued a response. Duke Energy is unable to predict the outcome of this matter.
Other Matters
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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Gas Pipeline Investments represents costs related to the cancellation of the ACP pipeline and additional exit obligations.
•Severance represents the reversal of 2018 severance charges, which were deferred as a result of a partial settlement in the Duke Energy Carolinas and the Duke Energy Progress 2019 North Carolina rate cases.
•Workplace and workforce realignment represents costs attributable to business transformation, including long-term real estate strategy changes and workforce realignment.
Three Months Ended June 30, 2021, as compared to June 30, 2020
GAAP reported EPS was $0.96 for the second quarter of 2021 compared to a loss per share of $(1.13) in the second quarter of 2020. In addition to the drivers below, GAAP reported EPS increased due to the cancellation of the ACP pipeline in the prior year, partially offset by workplace and workforce realignment costs.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s second quarter 2021 adjusted EPS was $1.15 compared to $1.08 for the second quarter of 2020. The increase in adjusted EPS was primarily due to positive rate case contributions, higher volumes and wholesale results. This was partially offset by higher operation and maintenance expenses, lower Commercial Renewables earnings, the loss of ACP earnings and share dilution from equity issuances.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2021		2020
(in millions, except per share amounts)	Earnings	EPS	(Loss) Earnings	(Loss) Earnings Per Share
GAAP Reported Earnings (Loss)/GAAP Reported Earnings (Loss) Per Share	$751	$0.96	$(817)	$(1.13)
Adjustments:
Gas Pipeline Investments(a)	12	0.01	1,626	2.21
Workplace and Workforce Realignment(b)	135	0.18	—	—
Adjusted Earnings/Adjusted EPS	$898	$1.15	$809	$1.08
(a)    Net of tax benefit of $4 million and $374 million for the three months ended June 30, 2021, and 2020, respectively.
(b)    Net of tax benefit of $40 million.
Six Months Ended June 30, 2021, as compared to June 30, 2020
GAAP Reported EPS was $2.21 for the six months ended June 30, 2021, compared to $0.11 for the six months ended June 30, 2020. In addition to the drivers below, GAAP reported EPS increased due to the cancellation of the ACP pipeline in the prior year, partially offset by workplace and workforce realignment costs.

MD&A	DUKE ENERGY

As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $2.41 for the six months ended June 30, 2021, compared to $2.22 for the six months ended June 30, 2020. The increase in adjusted EPS was primarily due to positive rate case contributions and other riders and retail margin, favorable weather and higher volumes, partially offset by the lower Commercial Renewables earnings, including Texas Storm Uri impacts, the loss of ACP earnings, higher income tax expense and share dilution from equity issuances.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2021		2020
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,704	$2.21	$82	$0.11
Adjustments:
Gas Pipeline Investments(a)	17	0.02	1,626	2.21
Severance(b)	—	—	(75)	(0.10)
Workplace and Workforce Realignment(c)	135	0.18	—	—
Adjusted Earnings/Adjusted EPS	$1,856	$2.41	$1,633	$2.22
(a)    Net of tax benefit of $5 million and $374 million for the six months ended June 30, 2021, and 2020, respectively.
(b)    Net of tax expense of $23 million.
(c)    Net of tax benefit of $40 million.
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
Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Variance	2021	2020	Variance
Operating Revenues	$5,335	$5,034	$301	$10,616	$10,217	$399
Operating Expenses
Fuel used in electric generation and purchased power	1,434	1,367	67	2,896	2,834	62
Operation, maintenance and other	1,262	1,240	22	2,544	2,565	(21)
Depreciation and amortization	1,013	993	20	2,070	1,970	100
Property and other taxes	308	296	12	619	599	20
Impairment of assets and other charges	1	1	—	1	3	(2)
Total operating expenses	4,018	3,897	121	8,130	7,971	159
Gains on Sales of Other Assets and Other, net	2	7	(5)	2	8	(6)
Operating Income	1,319	1,144	175	2,488	2,254	234
Other Income and Expenses, net	97	89	8	201	174	27
Interest Expense	361	344	17	701	683	18
Income Before Income Taxes	1,055	889	166	1,988	1,745	243
Income Tax Expense	120	136	(16)	233	287	(54)
Segment Income	$935	$753	$182	$1,755	$1,458	$297

Duke Energy Carolinas GWh sales	20,362	19,083	1,279	42,324	40,319	2,005
Duke Energy Progress GWh sales	15,799	14,807	992	32,336	30,477	1,859
Duke Energy Florida GWh sales	11,194	10,800	394	19,748	19,417	331
Duke Energy Ohio GWh sales	5,738	5,262	476	11,742	11,085	657
Duke Energy Indiana GWh sales	7,366	6,773	593	15,092	14,379	713
Total Electric Utilities and Infrastructure GWh sales	60,459	56,725	3,734	121,242	115,677	5,565
Net proportional MW capacity in operation				49,749	50,364	(615)

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Three Months Ended June 30, 2021, as compared to June 30, 2020
Electric Utilities and Infrastructure’s higher segment income is due to higher revenues from rate cases in various jurisdictions, weather-normal sales volumes, partially offset by higher operating expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $91 million increase in retail base rate pricing due to general rate cases in Indiana and North Carolina net of rider impacts as well as multiyear rate adjustments in Florida;
•an $82 million increase in weather-normal retail sales volumes;
•a $70 million increase in fuel revenues driven by higher sales volumes; and
•a $51 million increase in wholesale revenues due to higher capacity volumes at Duke Energy Progress and settlement agreements impacting Duke Energy Carolinas and Duke Energy Progress wholesale customers.
Operating Expenses. The variance was driven primarily by:
•a $67 million increase in fuel used in electric generation and purchased power primarily due to higher sales volumes;
•a $22 million increase in operation, maintenance and other primarily driven by higher labor and outage costs, partially offset by lower storm and COVID-19 costs; and
•a $20 million increase in depreciation and amortization primarily due to resolution of rate cases and higher plant in service, partially offset by lower depreciation related to the extension of the lives of nuclear facilities.
Interest Expense. The variance was primarily due to lower debt return on coal ash projects at Duke Energy Carolinas and Duke Energy Progress.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income. The ETRs for the three months ended June 30, 2021, and 2020, were 11.4% and 15.3%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Six Months Ended June 30, 2021, as compared to June 30, 2020
Electric Utilities and Infrastructure’s variance is due to higher revenues from rate cases in various jurisdictions and higher retail sales volumes, partially offset by higher depreciation and amortization and fuel used in electric generation and purchased power. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $142 million increase in retail base rate pricing due to general rate cases in Indiana and North Carolina net of rider impacts as well as multiyear settlement rate adjustments in Florida;
•a $103 million increase in retail sales, net of fuel revenues, due to more favorable weather;
•a $74 million increase in weather-normal retail sales volumes; and
•a $67 million increase in fuel revenues driven by higher sales volumes.
Partially offset by:
•a $55 million decrease in storm revenues due to full recovery of Hurricane Dorian costs in the prior year.
Operating Expenses. The variance was driven primarily by:
•a $100 million increase in depreciation and amortization primarily due to resolution of rate cases and higher plant in service, partially offset by lower depreciation related to the extension of the lives of nuclear facilities;
•a $62 million increase in fuel used in electric generation and purchased power primarily due to higher sales volumes; and
•a $20 million increase in property and other taxes primarily at Duke Energy Ohio due to increased plant in service, higher kilowatt taxes due to increased usage and a lower Network Integration Transmission Service tax deferral.
Partially offset by:
•a $21 million decrease in operations, maintenance and other driven by decreased storm amortization at Duke Energy Florida and lower COVID-19 costs, partially offset by higher employee-related expenses.
Other Income and Expenses, net. The variance was primarily due to lower non-service pension costs in the current year.
Interest Expense. The variance was primarily due to lower debt return on coal ash projects at Duke Energy Carolinas and Duke Energy Progress.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income. The ETRs for the six months ended June 30, 2021, and 2020, were 11.7% and 16.4%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Variance	2021	2020	Variance
Operating Revenues	$327	$289	$38	$1,102	$953	$149
Operating Expenses
Cost of natural gas	79	60	19	355	259	96
Operation, maintenance and other	98	99	(1)	200	209	(9)
Depreciation and amortization	74	62	12	142	128	14
Property and other taxes	27	26	1	62	56	6
Total operating expenses	278	247	31	759	652	107
Operating Income	49	42	7	343	301	42
Other Income and Expenses
Equity in losses of unconsolidated affiliates	(8)	(1,970)	1,962	(8)	(1,933)	1,925
Other income and expenses, net	18	14	4	35	26	9
Total other income and expenses	10	(1,956)	1,966	27	(1,907)	1,934
Interest Expense	35	37	(2)	68	68	—
Income (Loss) Before Income Taxes	24	(1,951)	1,975	302	(1,674)	1,976
Income Tax Expense (Benefit)	7	(375)	382	40	(347)	387
Segment Income (Loss)	$17	$(1,576)	$1,593	$262	$(1,327)	$1,589

Piedmont LDC throughput (dekatherms)	106,034,615	96,807,940	9,226,675	255,661,197	245,311,935	10,349,262
Duke Energy Midwest LDC throughput (Mcf)	14,842,906	15,106,407	(263,501)	51,951,909	48,892,241	3,059,668
Three Months Ended June 30, 2021, as compared to June 30, 2020
Gas Utilities and Infrastructure’s results were impacted primarily by the cancellation of the ACP pipeline in the prior year. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $19 million increase due to higher natural gas costs passed through to customers, higher volumes and increased off-system sales natural gas costs;
•a $9 million increase due to revenue form the Capital Expenditure Program (CEP) rider related to 2019 and 2020 activity; and
•a $6 million increase due to Tennessee base rate case increases and North Carolina IMR.
Operating Expenses. The variance was driven primarily by:
•a $19 million increase in cost of natural gas primarily due to higher natural gas prices, higher volumes and increased off-system sales natural gas costs; and
•a $12 million increase in depreciation due to additional plant in service.
Equity in losses of unconsolidated affiliates. The variance was primarily driven by the cancellation of the ACP pipeline in the prior year.
Income Tax Expense. The increase in tax expense was primarily due to the cancellation of the ACP pipeline project recorded in the prior year. The ETRs for the three months ended June 30, 2021, and 2020 were 29.2% and 19.2%, respectively. The increase in the ETR was primarily due to a decrease in AFUDC Equity and a decrease in the amortization of excess deferred taxes, partially offset by the cancellation of the ACP pipeline project recorded in the prior year.
Six Months Ended June 30, 2021, as compared to June 30, 2020
Gas Utilities and Infrastructure’s results were impacted primarily by the cancellation of the ACP pipeline in the prior year and margin growth. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Operating Revenues. The variance was driven primarily by:
•a $96 million increase due to higher natural gas costs passed through to customers, higher volumes, and increased off-system sales natural gas costs;
•a $14 million increase due to Tennessee base rate increases;
•a $10 million increase due to North Carolina IMR; and
•a $9 million increase due to revenue from the CEP rider related to 2019 and 2020 activity.
Operating Expenses. The variance was driven primarily by:
•a $96 million increase in cost of natural gas due to higher natural gas prices, higher volumes and increased off-system sales natural gas costs; and
•a $14 million increase in depreciation due to additional plant in service.
Equity in losses of unconsolidated affiliates. The variance was driven primarily by the cancellation of the ACP pipeline in the prior year.
Income Tax Expense. The increase in tax expense was primarily due to the cancellation of the ACP pipeline project recorded in the prior year. The ETRs for the six months ended June 30, 2021, and 2020, were 13.2% and 20.7%, respectively. The decrease in the ETR was primarily due to the cancellation of the ACP pipeline project recorded in the prior year.
Commercial Renewables

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Variance	2021	2020	Variance
Operating Revenues	$119	$123	$(4)	$238	$252	$(14)
Operating Expenses
Operation, maintenance and other	78	63	15	150	132	18
Depreciation and amortization	56	48	8	109	96	13
Property and other taxes	9	8	1	18	16	2
Impairment of assets and other charges	—	6	(6)	—	6	(6)
Total operating expenses	143	125	18	277	250	27
Operating (Loss) Income	(24)	(2)	(22)	(39)	2	(41)
Other Income and Expenses, net	3	2	1	(22)	1	(23)
Interest Expense	20	13	7	33	31	2
Loss Before Income Taxes	(41)	(13)	(28)	(94)	(28)	(66)
Income Tax Benefit	(21)	(13)	(8)	(50)	(37)	(13)
Add: Loss Attributable to Noncontrolling Interests	67	90	(23)	118	138	(20)
Segment Income	$47	$90	$(43)	$74	$147	$(73)

Renewable plant production, GWh	2,787	2,660	127	5,375	5,097	278
Net proportional MW capacity in operation(a)				4,474	3,779	695
(a)    Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.
Three Months Ended June 30, 2021, as compared to June 30, 2020
Commercial Renewables' results were unfavorable to prior year primarily driven by higher operating expenses from the growth of new project investments since the prior year as well as fewer projects being placed in service in the current period. Since the prior year period, Commercial Renewables has placed in service approximately 700 MW.
Operating Expenses. The variance was primarily driven by a $13 million increase associated with the growth of new project investments, a $5 million increase for higher operating costs attributed to maintenance at several wind facilities and a $5 million increase for higher engineering and construction costs within the distributed energy portfolio. This was partially offset by a $6 million decrease related to an impairment charge in the prior year for a non-contracted wind project.
Interest Expense. The increase was primarily due to $5 million of capitalized interest in the prior year for solar projects that were in development.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses.
Loss Attributable to Noncontrolling Interests. The decrease was primarily driven by fewer project investments financed by tax equity placed in service.

PART I
Six Months Ended June 30, 2021, as compared to June 30, 2020
Commercial Renewables' results were unfavorable to prior year primarily driven by the impacts from Texas Storm Uri, which resulted in a $35 million pretax loss as well as unfavorable wind resource and fewer projects being placed in service in the current year.
Operating Revenues. The variance was primarily driven by a $13 million decrease for lower market prices in the current year impacting the wind portfolio and a $12 million decrease due to low wind resource and operating downtime. This was partially offset by an $8 million increase for market sales in excess of market purchases during Texas Storm Uri and a $6 million increase due to growth of new projects.
Operating Expenses. The increase was primarily due to $18 million for higher operating expenses, depreciation expense and property tax expense as a result of new projects placed in service, a $7 million increase for higher operating expenses attributed to maintenance at several wind and solar facilities, a $4 million increase for higher engineering and construction costs within the distributed energy portfolio, and a $2 million increase associated with Texas Storm Uri. This was partially offset by a $6 million decrease related to an impairment charge in the prior year for a non-contracted wind project.
Other Income and Expenses, net. The variance was primarily driven by a $29 million loss in equity earnings due to the impacts of Texas Storm Uri, partially offset by $4 million in equity earnings from the wind and distributed asset portfolios.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses.
Loss Attributable to Noncontrolling Interests. The variance was primarily driven by an $8 million net decrease as fewer project investments financed by tax equity were placed in service as well as a $12 million loss resulting from Texas Storm Uri.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Variance	2021	2020	Variance
Operating Revenues	$27	$26	$1	$53	$49	$4
Operating Expenses	208	37	171	236	(52)	288
Operating (Loss) Income	(181)	(11)	(170)	(183)	101	(284)
Other Income and Expenses, net	32	45	(13)	53	12	41
Interest Expense	156	167	(11)	307	338	(31)
Loss Before Income Taxes	(305)	(133)	(172)	(437)	(225)	(212)
Income Tax Benefit	(71)	(64)	(7)	(103)	(83)	(20)
Less: Preferred Dividends	14	15	(1)	53	54	(1)
Net Loss	$(248)	$(84)	$(164)	$(387)	$(196)	$(191)
Three Months Ended June 30, 2021, as compared to June 30, 2020
The higher net loss was driven by asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Operating Expenses. The increase was primarily driven by asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Other Income and Expenses, net. The variance was primarily due to lower returns on investments that fund certain employee benefit obligations.
Interest Expense. The variance was primarily due to lower interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses, partially offset by lower state tax expense in the prior year. The ETRs for the three months ended June 30, 2021, and 2020, were 23.3% and 48.1%, respectively. The decrease in the ETR was primarily due to lower state tax expense in the prior year.
Six Months Ended June 30, 2021, as compared to June 30, 2020
The higher net loss was driven by asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy, reversal of severance costs in the prior year, and lower state income tax expense in the prior year, partially offset by lower interest rates and higher earnings on the NMC investment.
Operating Expenses. The increase was primarily due to asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy as well as a reversal of severance costs in the prior year.
Other Income and Expenses, net. The variance was primarily due to higher returns on investments that fund certain employee benefit obligations and higher equity earnings from the NMC investment.
Interest Expense. The variance was primarily due to lower interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses, partially offset by lower state tax expense in the prior year. The ETRs for the six months ended June 30, 2021, and 2020, were 23.6% and 36.9%, respectively. The decrease in the ETR was primarily due to lower state tax expense in the prior year.

MD&A	DUKE ENERGY CAROLINAS

DUKE ENERGY CAROLINAS
Results of Operations

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Operating Revenues	$3,326	$3,358	$(32)
Operating Expenses
Fuel used in electric generation and purchased power	766	829	(63)
Operation, maintenance and other	876	816	60
Depreciation and amortization	722	718	4
Property and other taxes	157	156	1
Impairment of assets and other charges	75	2	73
Total operating expenses	2,596	2,521	75
Gains on Sales of Other Assets and Other, net	2	—	2
Operating Income	732	837	(105)
Other Income and Expenses, net	92	86	6
Interest Expense	263	248	15
Income Before Income Taxes	561	675	(114)
Income Tax Expense	24	102	(78)
Net Income	$537	$573	$(36)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential sales	9.1%
General service sales	0.4%
Industrial sales	1.6%
Wholesale power sales	10.0%
Joint dispatch sales	66.0%
Total sales	5.0%
Average number of customers	1.9%
Six Months Ended June 30, 2021, as compared to June 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $64 million decrease in fuel revenues due to lower prices and retail sales volumes; and
•a $27 million decrease in rider revenues primarily due to energy efficiency programs.
Partially offset by:
•a $66 million increase in retail sales due to more favorable weather.
Operating Expenses. The variance was driven primarily by:
•a $73 million increase in impairment of assets and other charges due to the optimization of the company's real estate portfolio and reduction of office space as parts of the business move to a hybrid and remote workforce strategy; and
•a $60 million increase in operation, maintenance and other expense primarily due a severance cost adjustment in the prior year related to the 2019 North Carolina retail rate case and higher employee-related costs, partially offset by lower nuclear costs.
Partially offset by:
•a $63 million decrease in fuel used in electric generation and purchased power primarily due to lower retail sales volumes.
Interest Expense. The variance was driven by lower debt return on coal ash projects, amortization of carrying costs related to excess deferred taxes, partially offset by higher fixed-rate debt outstanding in the prior year.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes and a decrease in pretax income.

MD&A	PROGRESS ENERGY

PROGRESS ENERGY
Results of Operations

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Operating Revenues	$5,184	$4,920	$264
Operating Expenses
Fuel used in electric generation and purchased power	1,628	1,540	88
Operation, maintenance and other	1,227	1,143	84
Depreciation and amortization	926	884	42
Property and other taxes	275	272	3
Impairment of assets and other charges	37	—	37
Total operating expenses	4,093	3,839	254
Gains on Sales of Other Assets and Other, net	1	6	(5)
Operating Income	1,092	1,087	5
Other Income and Expenses, net	81	65	16
Interest Expense	392	405	(13)
Income Before Income Taxes	781	747	34
Income Tax Expense	80	120	(40)
Net Income	701	627	74
Six Months Ended June 30, 2021, as compared to June 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $123 million increase in fuel cost recovery driven by higher fuel prices, higher volumes in the current year, and accelerated recovery of retired Crystal River coal units;
•a $70 million increase in weather-normal retail sales;
•a $56 million increase in retail pricing due to the North Carolina rate case and base rate adjustments at Duke Energy Florida related to annual increases from the 2017 Settlement Agreement and the solar base rate adjustment;
•a $30 million increase in retail sales, net of fuel revenues, driven by more favorable weather in the Carolinas; and
•a $15 million increase in wholesale revenues due to higher capacity volumes, partially offset by lower recovery of coal ash costs at Duke Energy Progress.
Partially offset by:
•a $55 million decrease in storm revenues at Duke Energy Florida due to full recovery of Hurricane Dorian costs in the prior year.
Operating Expenses. The variance was driven primarily by:
•an $88 million increase in fuel used in electric generation and purchased power primarily due to higher demand, changes in generation mix and recognition of RECs used for compliance at Duke Energy Progress, and outside fuel purchases during a major plant outage;
•an $84 million increase in operation, maintenance and other expense driven by a prior year severance cost adjustment related to the 2019 North Carolina retail rate case, outage costs and other employee-related costs, partially offset by reduced storm amortization at Duke Energy Florida;
•a $42 million increase in depreciation and amortization primarily due to accelerated depreciation of retired Crystal River coal units and an increase in plant base at Duke Energy Florida, partially offset by the amortization of coal ash asset retirement obligations at Duke Energy Progress; and
•a $37 million increase in impairment of assets and other charges to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Other Income and Expenses, net. The increase is primarily due to lower non-service pension costs and unrealized gains on the nuclear decommissioning trust fund at Duke Energy Florida.
Interest Expense. The variance was driven primarily by lower intercompany interest expense and lower debt outstanding at Progress Energy, Inc.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income.

MD&A	DUKE ENERGY PROGRESS

DUKE ENERGY PROGRESS
Results of Operations

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Operating Revenues	$2,750	$2,581	$169
Operating Expenses
Fuel used in electric generation and purchased power	845	800	45
Operation, maintenance and other	724	622	102
Depreciation and amortization	521	544	(23)
Property and other taxes	90	91	(1)
Impairment of assets and other charges	18	—	18
Total operating expenses	2,198	2,057	141
Gains on Sales of Other Assets and Other, net	1	5	(4)
Operating Income	553	529	24
Other Income and Expenses, net	44	41	3
Interest Expense	147	137	10
Income Before Income Taxes	450	433	17
Income Tax Expense	25	68	(43)
Net Income	$425	$365	$60
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2021
Residential sales	12.1%
General service sales	4.1%
Industrial sales	1.2%
Wholesale power sales	9.4%
Joint dispatch sales	(12.2)%
Total sales	6.1%
Average number of customers	2.0%
Six Months Ended June 30, 2021, as compared to June 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $56 million increase in retail sales due to better weather compared to prior year; and
•a $40 million increase in weather-normal retail sales volumes in the current year;
•a $25 million increase in fuel cost recovery driven by higher fuel prices and volumes in the current year;
•a $16 million increase in retail pricing due to the impacts of the prior year North Carolina rate case, partially offset by the return of the excess deferred income taxes (created by the reduction in the corporate income tax rate to 21%); and
•a $15 million increase in wholesale revenues due to higher capacity volumes, partially offset by lower recovery of coal ash costs.
Operating Expenses. The variance was driven primarily by:
•a $102 million increase in operation, maintenance and other expense primarily driven by the deferral of 2018 severance costs due to the partial settlement agreement with the Public Staff of the NCUC related to the 2019 North Carolina retail rate case recorded in 2020, increased energy efficiency program costs, outage costs and other employee-related costs;
•a $45 million increase in fuel used in electric generation and purchased power primarily due to higher demand and changes in generation mix as well as recognition of RECs used for compliance; and
•an $18 million increase in impairment of assets and other charges to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Partially offset by:
•a $23 million decrease in depreciation and amortization expense, primarily driven by the amortization of coal ash asset retirement obligations.

MD&A	DUKE ENERGY PROGRESS

Interest Expense. The variance was driven primarily by lower debt return on coal ash projects.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income.
DUKE ENERGY FLORIDA
Results of Operations

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Operating Revenues	$2,426	$2,330	$96
Operating Expenses
Fuel used in electric generation and purchased power	783	740	43
Operation, maintenance and other	497	514	(17)
Depreciation and amortization	405	340	65
Property and other taxes	185	180	5
Impairment of assets and other charges	19	—	19
Total operating expenses	1,889	1,774	115
Operating Income	537	556	(19)
Other Income and Expenses, net	36	25	11
Interest Expense	160	164	(4)
Income Before Income Taxes	413	417	(4)
Income Tax Expense	79	81	(2)
Net Income	$334	$336	$(2)
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

Increase (Decrease) over prior period	2021
Residential sales	2.1%
General service sales	3.0%
Industrial sales	9.1%
Wholesale and other	19.5%
Total sales	1.7%
Average number of customers	1.9%
Six Months Ended June 30, 2021, as compared to June 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $98 million increase in fuel and capacity revenues primarily due to higher retail sales volumes and accelerated recovery of the retired coal units Crystal River 1 and 2;
•a $40 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the solar base rate adjustment;
•a $30 million increase in weather-normal retail sales volumes;
•a $15 million increase in rider revenues primarily due to increased volumes; and
•a $13 million increase in other revenues primarily due lower revenues in the prior year due to the moratorium on customer late payments and service charges in response to the COVID-19 pandemic, and lower outdoor lighting equipment rentals.
Partially offset by:
•a $55 million decrease in storm revenues due to full recovery of Hurricane Dorian costs in the prior year;
•a $26 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and
•a $19 million decrease in wholesale power revenues, net of fuel, primarily due to a restructured capacity contract.

MD&A	DUKE ENERGY FLORIDA

Operating Expenses. The variance was driven primarily by:
•a $65 million increase in depreciation and amortization primarily due to accelerated depreciation of retired coal units Crystal River 1 and 2 and an increase in plant base;
•a $43 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices, and outside fuel purchases during a major plant outage at the Hines facility; and
•a $19 million increase in impairment of assets and other charges to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Partially offset by:
•a $17 million decrease in operation, maintenance and other expense primarily due to decreased storm amortization costs, partially offset by outage maintenance costs at Hines.
Other Income and Expense, net. The increase is primarily due to lower non-service pension costs and gains on the nuclear decommissioning trust fund.
DUKE ENERGY OHIO
Results of Operations

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Operating Revenues
Regulated electric	$706	$676	$30
Regulated natural gas	282	245	37
Total operating revenues	988	921	67
Operating Expenses
Fuel used in electric generation and purchased power	175	164	11
Cost of natural gas	67	43	24
Operation, maintenance and other	219	218	1
Depreciation and amortization	149	136	13
Property and other taxes	175	161	14
Impairment of assets and other charges	5	—	5
Total operating expenses	790	722	68
Operating Income	198	199	(1)
Other Income and Expenses, net	10	7	3
Interest Expense	53	49	4
Income Before Income Taxes	155	157	(2)
Income Tax Expense	25	26	(1)
Net Income	$130	$131	$(1)
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2021	2021
Residential sales	5.5%	7.6%
General service sales	3.6%	10.0%
Industrial sales	4.9%	2.6%
Wholesale electric power sales	240.3%	n/a
Other natural gas sales	n/a	0.5%
Total sales	5.9%	6.3%
Average number of customers	0.6%	0.8%
Six Months Ended June 30, 2021, as compared to June 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $15 million increase in fuel related revenues primarily due to higher gas prices and increased volumes;
•a $14 million increase in PJM transmission revenues as a result of increased capital spend;
•a $14 million increase in revenues related to OVEC collections and OVEC sales into PJM;

MD&A	DUKE ENERGY OHIO

•a $10 million increase in retail pricing primarily due to the Duke Energy Kentucky general rate case;
•a $9 million increase in revenues from the CEP rider;
•a $7 million increase in bulk power marketing sales; and
•a $6 million increase in revenues due to favorable weather.
Partially offset by:
•a $15 million decrease in retail revenue riders primarily due to the suspension of the Ohio energy efficiency rider, an adjustment to the Distribution Decoupling Rider and a decrease in the Kentucky gas weather normalization rider, partially offset by an increase in the distribution capital investment rider due to an increase in capital spend.
Operating Expenses. The variance was driven primarily by:
•a $35 million increase in fuel expense primarily driven by higher retail prices and increased volumes for natural gas;
•a $14 million increase in property and other taxes primarily due to increased property taxes due to increased plant in service, higher kilowatt and natural gas distribution taxes due to increased usage and a lower Network Integration Transmission Service tax deferral;
•a $13 million increase in depreciation and amortization primarily driven by an increase in distribution plant; and
•a $5 million increase in impairment of assets and other charges to optimize the company's real estate portfolio and reduce office space as parts of the business moves to a hybrid and remote workforce strategy.
DUKE ENERGY INDIANA
Results of Operations

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Operating Revenues	$1,480	$1,309	$171
Operating Expenses
Fuel used in electric generation and purchased power	418	355	63
Operation, maintenance and other	370	357	13
Depreciation and amortization	304	266	38
Property and other taxes	41	42	(1)
Impairment of assets and other charges	8	—	8
Total operating expenses	1,141	1,020	121
Losses on Sales of Other Assets and Other, net	(1)	—	(1)
Operating Income	338	289	49
Other Income and Expenses, net	19	19	—
Interest Expense	99	85	14
Income Before Income Taxes	258	223	35
Income Tax Expense	43	43	—
Net Income	$215	$180	$35
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential sales	5.0%
General service sales	3.8%
Industrial sales	6.6%
Wholesale power sales	11.4%
Total sales	5.0%
Average number of customers	1.1%

MD&A	DUKE ENERGY INDIANA

Six Months Ended June 30, 2021, as compared to June 30, 2020
Operating Revenues. The variance was driven primarily by:
•an $86 million increase primarily due to higher base rate pricing from the Indiana retail rate case, net of lower rider revenues;
•a $56 million increase in fuel revenues primarily due to higher fuel cost recovery driven by customer demand and fuel prices; and
•a $12 million increase in weather-normal retail sales volumes driven by higher nonresidential customer demand.
Operating Expenses. The variance was driven primarily by:
•a $63 million increase in fuel used in electric generation and purchased power expense primarily due to higher purchased power expense, higher coal and natural gas costs and higher amortization of deferred fuel costs;
•a $38 million increase in depreciation and amortization primarily due to a change in depreciation rates from the Indiana retail rate case and additional plant in service;
•a $13 million increase in operation, maintenance and other primarily due to higher employee-related expenses and vegetation management costs; and
•an $8 million increase in impairment of assets and other charges to optimize the company’s real estate portfolio and reduce office space as parts of the business move to a hybrid workforce strategy.
Interest Expense. The variance was driven by higher post-in-service carrying costs interest resulting from the Indiana retail rate case, partially offset by lower interest rates.
PIEDMONT
Results of Operations

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Operating Revenues	$821	$709	$112
Operating Expenses
Cost of natural gas	288	215	73
Operation, maintenance and other	154	159	(5)
Depreciation and amortization	99	88	11
Property and other taxes	28	24	4
Impairment of assets and other charges	5	—	5
Total operating expenses	574	486	88
Operating Income	247	223	24
Other Income and Expenses, net	35	28	7
Interest Expense	59	60	(1)
Income Before Income Taxes	223	191	32
Income Tax Expense	24	11	13
Net Income	$199	$180	$19
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential deliveries	16.3%
Commercial deliveries	13.6%
Industrial deliveries	5.4%
Power generation deliveries	(1.2)%
For resale	25.8%
Total throughput deliveries	4.2%
Secondary market volumes	0.6%
Average number of customers	2.2%
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

Six Months Ended June 30, 2021, as compared to June 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $73 million increase due to higher natural gas costs passed through to customers, higher volumes, and higher off-system sales natural gas costs;
•a $14 million increase due to Tennessee base rate case increases; and
•a $10 million increase due to North Carolina IMR.
Operating Expenses. The variance was driven primarily by:
•a $73 million increase in cost of natural gas due to higher natural gas prices, higher volumes, and higher off-system sales natural gas costs; and
•an $11 million increase in depreciation due to additional plant in service and late in-service software projects.
Other Income and Expense, net. The variance is primarily driven by favorable AFUDC equity and intercompany interest income.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in AFUDC Equity.
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
In January 2021, Duke Energy entered into a definitive agreement with an affiliate of GIC, for GIC to make a minority interest investment of 19.9% in Duke Energy Indiana. The investment will be completed following two closings for an aggregate investment amount of approximately $2 billion. The first closing is expected to be completed in the second half of 2021 and Duke Energy will issue 11.1% of the membership interests in exchange for 50% of the total investment amount. Duke Energy has the discretion to determine the timing of the second closing, but the closing will occur no later than January 2023. At the second closing, Duke Energy will issue additional membership interests, so GIC's minority interest ownership is 19.9% of Duke Energy Indiana, for the remaining 50% of the total investment amount. Proceeds from the minority interest investment are expected to address common equity needs through 2025 to partially fund Duke Energy's $59 billion capital and investment expenditure plan.
As of June 30, 2021, Duke Energy had approximately $367 million of cash on hand, $5.1 billion available under its $8 billion Master Credit Facility and $500 million available under the $1 billion Three-Year Revolving Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Note 5 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility.
Credit Ratings
In March 2021, Moody's Investors Services, Inc. (Moody's) downgraded by one notch the long-term credit ratings for Duke Energy (Parent) and Duke Energy Carolinas. The downgrade reflects Duke Energy's balance sheet objectives. The downgrade for Duke Energy (Parent) and Duke Energy Carolinas also considers the impact for Duke Energy Carolinas and Duke Energy Progress as a result of the 2019 rate case orders and approval of the CCR Settlement Agreement. While these agreements are indicative of a regulatory environment that remains broadly supportive of utility credit quality, their financial terms resulted in current impairment charges and lowered the amount of future cash flow Duke Energy Carolinas and Duke Energy Progress will receive in conjunction with their coal ash remediation spending. As part of the credit rating action, Moody's affirmed Duke Energy's (Parent) short-term and commercial paper credit ratings and confirmed the credit ratings for Duke Energy Progress. Following a January 2021, credit rating downgrade of Duke Energy (Parent) and its subsidiaries, Standard & Poor's Rating Services continues to maintain a stable outlook on Duke Energy Corporation and its subsidiaries as of June 30, 2021.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2021	2020
Cash flows provided by (used in):
Operating activities	$3,873	$3,357
Investing activities	(5,614)	(5,471)
Financing activities	1,750	2,182
Net increase in cash, cash equivalents and restricted cash	9	68
Cash, cash equivalents and restricted cash at beginning of period	556	573
Cash, cash equivalents and restricted cash at end of period	$565	$641

MD&A	LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2021	2020	Variance
Net income	$1,639	$(2)	$1,641
Non-cash adjustments to net income	2,915	4,600	(1,685)
Payments for asset retirement obligations	(263)	(287)	24
Working capital	(418)	(954)	536
Net cash provided by operating activities	$3,873	$3,357	$516
The variance was primarily due to decreases in coal stock balances, incentive payments and the timing of payments.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2021	2020	Variance
Capital, investment and acquisition expenditures	$(4,657)	$(5,267)	$610
Other investing items	(957)	(204)	(753)
Net cash used in investing activities	$(5,614)	$(5,471)	$(143)
The variance relates primarily to payment made to fund ACP's outstanding debt, partially offset by decreases in capital expenditures due to lower overall investments in the Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables segments.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2021	2020	Variance
Issuances of long-term debt, net	$2,625	$1,837	$788
Issuances of common stock	5	57	(52)
Notes payable, commercial paper and other short-term borrowings	415	1,624	(1,209)
Dividends paid	(1,541)	(1,391)	(150)
Contributions from noncontrolling interests	318	163	155
Other financing items	(72)	(108)	36
Net cash provided by financing activities	$1,750	$2,182	$(432)
The variance was primarily due to:
•a $1,209 million decrease in net proceeds from issuances of notes payable and commercial paper.
Partially offset by:
•a $788 million increase in proceeds from net issuances of long-term debt primarily due to the timing of issuances and redemptions of long-term debt.
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
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2021, there were no material changes to Duke Energy’s off-balance sheet arrangements. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and six months ended June 30, 2021, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants. During the three and six months ended June 30, 2021, there were no material changes to the Duke Energy Registrants' disclosures about market risk.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
During the second quarter of 2021, Duke Energy Carolinas implemented Customer Connect, an SAP based customer engagement and billing solution. As a result of this implementation, we modified certain existing internal controls and implemented new controls and procedures related to Customer Connect. We do not believe this implementation will have an adverse effect on our internal control over financial reporting and will continue to evaluate the design and operating effectiveness of these internal controls.
Other than with respect to the Customer Connect SAP implementation, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants' Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect the Duke Energy Registrants’ financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.
Our business could be negatively affected as a result of actions of activist shareholders.
On May 17, 2021, Elliott who has indicated it holds an economic interest in our outstanding common stock, publicly released a letter it had sent to our Board. On July 19, 2021, Elliott issued a follow-up letter to our Board.
While we strive to maintain constructive communications with our shareholders, activist shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to affect changes and assert influence on our Board and management. Perceived uncertainties as to the future direction or governance of the company may cause concern to our current or potential regulators, vendors or strategic partners, or make it more difficult to execute on our strategy or to attract and retain qualified personnel, which may have a material impact on our business and operating results.
In addition, actions such as those described above could cause fluctuations in the trading price of our common stock, based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	Twenty-fifth Supplemental Indenture, dated as of June 10, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 10, 2021, File No. 1-32853).	X
4.2	One-hundred and fifth Supplemental Indenture, dated as of April 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 1, 2021, File No. 1-4928).		X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X

EXHIBITS

*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X

EXHIBITS

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	August 5, 2021	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2021	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)