Form 10-Q
period 2021-09-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2021-11-04
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number

1-32853	DUKE ENERGY CORPORATION	20-2777218
(a Delaware corporation)
526 South Church Street
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒
Number of shares of common stock outstanding at October 31, 2021:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	769,343,372

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
◦Asset or business acquisitions and dispositions, including our ability to successfully consummate the second closing of the minority investment in Duke Energy Indiana, may not yield the anticipated benefits;
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2013 Settlement	Revised and Restated Stipulation and Settlement Agreement approved in November 2013 among Duke Energy Florida, the Florida Office of Public Counsel and other customer representatives

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida Office of Public Counsel and other customer representatives, which replaces and supplants the 2013 Settlement

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Inc. and Duke Energy

ACP pipeline	The approximately 600-mile canceled interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

Board	Duke Energy Board of Directors

CCR	Coal Combustion Residuals

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the company	Duke Energy Corporation and its subsidiaries

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

Elliott	Elliott Investment Management, L.P.

EPS	Earnings Per Share

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GLOSSARY OF TERMS

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GIC	GIC Private Limited, Singapore's sovereign wealth fund and an experienced investor in U.S. infrastructure

GWh	Gigawatt-hours

IMR	Integrity Management Rider

IRS	Internal Revenue Service

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

PJM	Pennsylvania-New Jersey-Maryland Interconnection

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Regulated electric	$6,495	$6,315	$16,972	$16,402
Regulated natural gas	263	214	1,314	1,115
Nonregulated electric and other	193	192	573	574
Total operating revenues	6,951	6,721	18,859	18,091
Operating Expenses
Fuel used in electric generation and purchased power	1,844	1,849	4,702	4,645
Cost of natural gas	75	41	430	299
Operation, maintenance and other	1,507	1,450	4,319	4,142
Depreciation and amortization	1,265	1,217	3,698	3,497
Property and other taxes	371	324	1,073	1,003
Impairment of assets and other charges	211	28	342	36
Total operating expenses	5,273	4,909	14,564	13,622
Gains on Sales of Other Assets and Other, net	9	2	11	10
Operating Income	1,687	1,814	4,306	4,479
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	22	(80)	14	(2,004)
Other income and expenses, net	238	127	493	310
Total other income and expenses	260	47	507	(1,694)
Interest Expense	581	522	1,688	1,627
Income Before Income Taxes	1,366	1,339	3,125	1,158
Income Tax Expense (Benefit)	90	105	210	(74)
Net Income	1,276	1,234	2,915	1,232
Add: Net Loss Attributable to Noncontrolling Interests	129	70	247	208
Net Income Attributable to Duke Energy Corporation	1,405	1,304	3,162	1,440
Less: Preferred Dividends	39	39	92	93
Net Income Available to Duke Energy Corporation Common Stockholders	$1,366	$1,265	$3,070	$1,347

Earnings Per Share – Basic and Diluted
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.79	$1.74	$4.00	$1.85
Weighted Average Shares Outstanding
Basic and Diluted	769	735	769	735

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net Income	$1,276	$1,234	$2,915	$1,232
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	1	1	3	1
Net unrealized gains (losses) on cash flow hedges	9	(83)	(59)	(159)
Reclassification into earnings from cash flow hedges	2	4	9	8
Unrealized (losses) gains on available-for-sale securities	(2)	(2)	(6)	5
Other Comprehensive Income (Loss), net of tax	10	(80)	(53)	(145)
Comprehensive Income	1,286	1,154	2,862	1,087
Add: Comprehensive Loss Attributable to Noncontrolling Interests	128	70	240	220
Comprehensive Income Attributable to Duke Energy	1,414	1,224	3,102	1,307
Less: Preferred Dividends	39	39	92	93
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,375	$1,185	$3,010	$1,214
(a)Net of income tax impacts of approximately $24 million for the three months ended September 30, 2020, and $16 million and $43 million for the nine months ended September 30, 2021, and 2020, respectively. All other periods presented include immaterial income tax impacts.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$548	$259
Receivables (net of allowance for doubtful accounts of $48 at 2021 and $29 at 2020)	998	1,009
Receivables of VIEs (net of allowance for doubtful accounts of $75 at 2021 and $117 at 2020)	2,431	2,144
Inventory	2,900	3,167
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	1,791	1,641
Other (includes $347 at 2021 and $296 at 2020 related to VIEs)	768	462
Total current assets	9,436	8,682
Property, Plant and Equipment
Cost	160,652	155,580
Accumulated depreciation and amortization	(50,543)	(48,827)
Facilities to be retired, net	127	29
Net property, plant and equipment	110,236	106,782
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $896 at 2021 and $937 at 2020 related to VIEs)	12,247	12,421
Nuclear decommissioning trust funds	9,861	9,114
Operating lease right-of-use assets, net	1,287	1,524
Investments in equity method unconsolidated affiliates	951	961
Other (includes $134 at 2021 and $81 at 2020 related to VIEs)	3,686	3,601
Total other noncurrent assets	47,335	46,924
Total Assets	$167,007	$162,388
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,888	$3,144
Notes payable and commercial paper	2,098	2,873
Taxes accrued	908	482
Interest accrued	558	537
Current maturities of long-term debt (includes $221 at 2021 and $472 at 2020 related to VIEs)	4,873	4,238
Asset retirement obligations	673	718
Regulatory liabilities	1,319	1,377
Other	2,239	2,936
Total current liabilities	15,556	16,305
Long-Term Debt (includes $3,923 at 2021 and $3,535 at 2020 related to VIEs)	57,929	55,625
Other Noncurrent Liabilities
Deferred income taxes	9,875	9,244
Asset retirement obligations	12,278	12,286
Regulatory liabilities	15,530	15,029
Operating lease liabilities	1,093	1,340
Accrued pension and other post-retirement benefit costs	988	969
Investment tax credits	804	687
Other (includes $341 at 2021 and $316 at 2020 related to VIEs)	1,714	1,719
Total other noncurrent liabilities	42,282	41,274
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2021 and 2020	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2021 and 2020	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 769 million shares outstanding at 2021 and 2020	1	1
Additional paid-in capital	44,348	43,767
Retained earnings	3,293	2,471
Accumulated other comprehensive loss	(297)	(237)
Total Duke Energy Corporation stockholders' equity	49,307	47,964
Noncontrolling interests	1,933	1,220
Total equity	51,240	49,184
Total Liabilities and Equity	$167,007	$162,388

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,915	$1,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	4,189	4,081
Equity in (earnings) losses of unconsolidated affiliates	(14)	2,004
Equity component of AFUDC	(126)	(112)
Impairment of assets and other charges	342	36
Deferred income taxes	206	210
Payments for asset retirement obligations	(389)	(463)
Provision for rate refunds	(41)	(15)
Refund of AMT credit carryforwards	—	572
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	116	87
Receivables	(167)	58
Inventory	268	43
Other current assets	(643)	199
Increase (decrease) in
Accounts payable	(146)	(563)
Taxes accrued	431	386
Other current liabilities	10	(284)
Other assets	199	(338)
Other liabilities	77	(367)
Net cash provided by operating activities	7,227	6,766
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,089)	(7,408)
Contributions to equity method investments	(30)	(276)
Purchases of debt and equity securities	(4,292)	(6,160)
Proceeds from sales and maturities of debt and equity securities	4,335	6,087
Disbursements to canceled equity method investments	(855)	—
Other	(269)	(207)
Net cash used in investing activities	(8,200)	(7,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6,379	6,162
Issuance of common stock	5	75
Payments for the redemption of long-term debt	(3,696)	(3,468)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	109	2,372
Payments for the redemption of short-term debt with original maturities greater than 90 days	(997)	(1,143)
Notes payable and commercial paper	165	(969)
Contributions from noncontrolling interests	1,556	402
Dividends paid	(2,340)	(2,113)
Other	(21)	(93)
Net cash provided by financing activities	1,160	1,225
Net increase in cash, cash equivalents and restricted cash	187	27
Cash, cash equivalents and restricted cash at beginning of period	556	573
Cash, cash equivalents and restricted cash at end of period	$743	$600
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$998	$992
Non-cash dividends	—	82

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2020 and 2021
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2020	$1,962	735	$1	$40,997	$2,707	$(111)	$10	$(82)	$45,484	$1,127	$46,611
Net income (loss)	—	—	—	—	1,265	—	—	—	1,265	(70)	1,195
Other comprehensive (loss) income	—	—	—	—	—	(79)	(2)	1	(80)	—	(80)
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	65	—	—	—	—	65	—	65
Common stock dividends	—	—	—	—	(712)	—	—	—	(712)	—	(712)
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	(17)	—	—	—	—	(17)	239	222
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(8)	(8)
Other	—	—	—	1	—	—	—	—	1	1	2
Balance at September 30, 2020	$1,962	$736	$1	$41,046	$3,260	$(190)	$8	$(81)	$46,006	$1,289	$47,295

Balance at June 30, 2021	$1,962	769	$1	$43,788	$2,687	$(234)	$2	$(74)	$48,132	$1,413	$49,545
Net income (loss)	—	—	—	—	1,366	—	—	—	1,366	(129)	1,237
Other comprehensive income (loss)	—	—	—	—	—	10	(2)	1	9	1	10
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	20	—	—	—	—	20	—	20
Common stock dividends	—	—	—	—	(760)	—	—	—	(760)	—	(760)
Sale of noncontrolling interest(c)	—	—	—	545	—	—	—	—	545	454	999
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	(3)	—	—	—	—	(3)	213	210
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(22)	(22)
Other	—	—	—	(2)	—	—	—	—	(2)	3	1
Balance at September 30, 2021	$1,962	$769	$1	$44,348	$3,293	$(224)	$—	$(73)	$49,307	$1,933	$51,240

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2020 and 2021
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2019	$1,962	733	$1	$40,881	$4,108	$(51)	$3	$(82)	$46,822	$1,129	$47,951
Net income (loss)	—	—	—	—	1,347	—	—	—	1,347	(208)	1,139
Other comprehensive (loss) income	—	—	—	—	—	(139)	5	1	(133)	(12)	(145)
Common stock issuances, including dividend reinvestment and employee benefits	—	3	—	181	—	—	—	—	181	—	181
Common stock dividends	—	—	—	—	(2,103)	—	—	—	(2,103)	—	(2,103)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	(17)	—	—	—	—	(17)	402	385
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(22)	(22)
Other(b)	—	—	—	1	(92)	—	—	—	(91)	—	(91)
Balance at September 30, 2020	$1,962	736	$1	$41,046	$3,260	$(190)	$8	$(81)	$46,006	$1,289	$47,295

Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
Net income (loss)	—	—	—	—	3,070	—	—	—	3,070	(247)	2,823
Other comprehensive (loss) income	—	—	—	—	—	(57)	(6)	3	(60)	7	(53)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	43	—	—	—	—	43	—	43
Common stock dividends	—	—	—	—	(2,248)	—	—	—	(2,248)	—	(2,248)
Sale of noncontrolling interest(c)	—	—	—	545	—	—	—	—	545	454	999
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	(6)	—	—	—	—	(6)	531	525
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(34)	(34)
Other	—	—	—	(1)	—	—	—	—	(1)	2	1
Balance at September 30, 2021	$1,962	769	$1	$44,348	$3,293	$(224)	$—	$(73)	$49,307	$1,933	$51,240
(a)Relates to tax equity financing activity in the Commercial Renewables segment.
(b)Amounts in Retained earnings primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.
(c)Relates to the sale of a noncontrolling interest in Duke Energy Indiana. See Note 2 for additional discussion.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$2,104	$2,058	$5,430	$5,416
Operating Expenses
Fuel used in electric generation and purchased power	452	497	1,218	1,326
Operation, maintenance and other	471	402	1,347	1,218
Depreciation and amortization	366	372	1,088	1,090
Property and other taxes	91	57	248	213
Impairment of assets and other charges	163	20	238	22
Total operating expenses	1,543	1,348	4,139	3,869
(Losses) Gains on Sales of Other Assets and Other, net	(1)	1	1	1
Operating Income	560	711	1,292	1,548
Other Income and Expenses, net	126	42	218	128
Interest Expense	137	122	400	370
Income Before Income Taxes	549	631	1,110	1,306
Income Tax Expense	16	76	40	178
Net Income and Comprehensive Income	$533	$555	$1,070	$1,128

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$21	$21
Receivables (net of allowance for doubtful accounts of $2 at 2021 and $1 at 2020)	278	247
Receivables of VIEs (net of allowance for doubtful accounts of $40 at 2021 and $22 at 2020)	915	696
Receivables from affiliated companies	85	124
Inventory	969	1,010
Regulatory assets	460	473
Other	104	20
Total current assets	2,832	2,591
Property, Plant and Equipment
Cost	51,790	50,640
Accumulated depreciation and amortization	(17,959)	(17,453)
Facilities to be retired, net	89	—
Net property, plant and equipment	33,920	33,187
Other Noncurrent Assets
Regulatory assets	2,743	2,996
Nuclear decommissioning trust funds	5,434	4,977
Operating lease right-of-use assets, net	95	110
Other	1,197	1,187
Total other noncurrent assets	9,469	9,270
Total Assets	$46,221	$45,048
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$673	$1,000
Accounts payable to affiliated companies	184	199
Notes payable to affiliated companies	86	506
Taxes accrued	391	76
Interest accrued	137	117
Current maturities of long-term debt	357	506
Asset retirement obligations	245	264
Regulatory liabilities	503	473
Other	516	546
Total current liabilities	3,092	3,687
Long-Term Debt	12,318	11,412
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	3,893	3,842
Asset retirement obligations	5,134	5,086
Regulatory liabilities	6,867	6,535
Operating lease liabilities	83	97
Accrued pension and other post-retirement benefit costs	64	73
Investment tax credits	288	236
Other	558	626
Total other noncurrent liabilities	16,887	16,495
Commitments and Contingencies
Equity
Member's equity	13,631	13,161
Accumulated other comprehensive loss	(7)	(7)
Total equity	13,624	13,154
Total Liabilities and Equity	$46,221	$45,048

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,070	$1,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,295	1,295
Equity component of AFUDC	(46)	(46)
Loss on sales of other assets	(1)	—
Impairment of assets and other charges	238	22
Deferred income taxes	(146)	(103)
Payments for asset retirement obligations	(132)	(127)
Provision for rate refunds	(29)	(1)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(1)	—
Receivables	(172)	41
Receivables from affiliated companies	39	50
Inventory	41	4
Other current assets	(153)	197
Increase (decrease) in
Accounts payable	(254)	(313)
Accounts payable to affiliated companies	(15)	(55)
Taxes accrued	315	352
Other current liabilities	72	(121)
Other assets	52	(72)
Other liabilities	167	(23)
Net cash provided by operating activities	2,340	2,228
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,947)	(1,931)
Purchases of debt and equity securities	(2,465)	(1,313)
Proceeds from sales and maturities of debt and equity securities	2,465	1,313
Notes receivable from affiliated companies	—	(65)
Other	(122)	(105)
Net cash used in investing activities	(2,069)	(2,101)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,367	965
Payments for the redemption of long-term debt	(616)	(457)
Notes payable to affiliated companies	(421)	(29)
Distributions to parent	(600)	(600)
Other	(1)	(1)
Net cash used in financing activities	(271)	(122)
Net increase in cash and cash equivalents	—	5
Cash and cash equivalents at beginning of period	21	18
Cash and cash equivalents at end of period	$21	$23
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$308	$295

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2020 and 2021
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at June 30, 2020	$13,079	$(7)	$13,072
Net income	555	—	555
Distributions to parent	(300)	—	(300)
Other	(1)	—	(1)
Balance at September 30, 2020	$13,333	$(7)	$13,326

Balance at June 30, 2021	$13,399	$(7)	$13,392
Net income	533	—	533
Distributions to parent	(300)	—	(300)
Other	(1)	—	(1)
Balance at September 30, 2021	$13,631	$(7)	$13,624

	Nine Months Ended September 30, 2020 and 2021
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2019	$12,818	$(7)	$12,811
Net income	1,128	—	1,128
Distributions to parent	(600)	—	(600)
Other(a)	(13)	—	(13)
Balance at September 30, 2020	$13,333	$(7)	$13,326

Balance at December 31, 2020	$13,161	$(7)	$13,154
Net income	1,070	—	1,070
Distributions to parent	(600)	—	(600)
Balance at September 30, 2021	$13,631	$(7)	$13,624
(a)Amounts primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$3,233	$3,197	$8,417	$8,117
Operating Expenses
Fuel used in electric generation and purchased power	1,074	1,088	2,702	2,628
Operation, maintenance and other	636	646	1,863	1,789
Depreciation and amortization	504	472	1,430	1,356
Property and other taxes	144	147	419	419
Impairment of assets and other charges	42	1	79	1
Total operating expenses	2,400	2,354	6,493	6,193
Gains on Sales of Other Assets and Other, net	8	3	9	9
Operating Income	841	846	1,933	1,933
Other Income and Expenses, net	86	24	167	89
Interest Expense	200	194	592	599
Income Before Income Taxes	727	676	1,508	1,423
Income Tax Expense	94	70	174	190
Net Income	633	606	$1,334	$1,233
Less: Net Income Attributable to Noncontrolling Interests	1	1	1	1
Net Income Attributable to Parent	$632	$605	$1,333	$1,232

Net Income	$633	$606	$1,334	$1,233
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	(1)	—	—	1
Net unrealized gains on cash flow hedges	1	1	2	3
Unrealized gains on available-for-sale securities	—	1	—	1
Other Comprehensive Income, net of tax	—	2	2	5
Comprehensive Income	633	608	$1,336	$1,238
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	1	1
Comprehensive Income Attributable to Parent	$632	$607	$1,335	$1,237

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$102	$59
Receivables (net of allowance for doubtful accounts of $11 at 2021 and $8 at 2020)	268	228
Receivables of VIEs (net of allowance for doubtful accounts of $25 at 2021 and $29 at 2020)	981	901
Receivables from affiliated companies	61	157
Inventory	1,255	1,375
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	864	758
Other (includes $17 at 2021 and $39 at 2020 related to VIEs)	178	109
Total current assets	3,709	3,587
Property, Plant and Equipment
Cost	59,976	57,892
Accumulated depreciation and amortization	(19,211)	(18,368)
Facilities to be retired, net	27	29
Net property, plant and equipment	40,792	39,553
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $896 at 2021 and $937 at 2020 related to VIEs)	5,785	5,775
Nuclear decommissioning trust funds	4,427	4,137
Operating lease right-of-use assets, net	714	690
Other	1,175	1,227
Total other noncurrent assets	15,756	15,484
Total Assets	$60,257	$58,624
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$898	$919
Accounts payable to affiliated companies	221	289
Notes payable to affiliated companies	3,123	2,969
Taxes accrued	284	121
Interest accrued	175	202
Current maturities of long-term debt (includes $56 at 2021 and $305 at 2020 related to VIEs)	1,932	1,426
Asset retirement obligations	234	283
Regulatory liabilities	541	640
Other	856	793
Total current liabilities	8,264	7,642
Long-Term Debt (includes $1,546 at 2021 and $1,252 at 2020 related to VIEs)	17,406	17,688
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,784	4,396
Asset retirement obligations	5,850	5,866
Regulatory liabilities	5,335	5,051
Operating lease liabilities	623	623
Accrued pension and other post-retirement benefit costs	490	505
Other	473	462
Total other noncurrent liabilities	17,555	16,903
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2021 and 2020	—	—
Additional paid-in capital	9,149	9,143
Retained earnings	7,743	7,109
Accumulated other comprehensive loss	(13)	(15)
Total Progress Energy, Inc. stockholders' equity	16,879	16,237
Noncontrolling interests	3	4
Total equity	16,882	16,241
Total Liabilities and Equity	$60,257	$58,624
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,334	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,707	1,734
Equity component of AFUDC	(37)	(30)
Impairment of assets and other charges	79	1
Deferred income taxes	235	(3)
Payments for asset retirement obligations	(206)	(287)
Provision for rate refunds	(22)	4
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	117	(13)
Receivables	(123)	(207)
Receivables from affiliated companies	96	32
Inventory	120	46
Other current assets	(347)	214
Increase (decrease) in
Accounts payable	79	(124)
Accounts payable to affiliated companies	(68)	(102)
Taxes accrued	161	263
Other current liabilities	(36)	(41)
Other assets	(3)	(154)
Other liabilities	(139)	(102)
Net cash provided by operating activities	2,947	2,464
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,628)	(2,602)
Purchases of debt and equity securities	(1,583)	(4,554)
Proceeds from sales and maturities of debt and equity securities	1,649	4,543
Notes receivable from affiliated companies	—	164
Other	(131)	(114)
Net cash used in investing activities	(2,693)	(2,563)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,190	1,791
Payments for the redemption of long-term debt	(977)	(1,555)
Notes payable to affiliated companies	154	338
Dividends to parent	(700)	(400)
Other	(2)	(13)
Net cash (used in) provided by financing activities	(335)	161
Net (decrease) increase in cash, cash equivalents and restricted cash	(81)	62
Cash, cash equivalents and restricted cash at beginning of period	200	126
Cash, cash equivalents and restricted cash at end of period	$119	$188
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$290	$311
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2020 and 2021
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2020	$9,143	$7,090	$(8)	$(1)	$(6)	$16,218	$3	$16,221
Net income	—	605	—	—	—	605	1	606
Other comprehensive income	—	—	1	1	—	2	—	2
Dividends to parent	—	(400)	—	—	—	(400)	—	(400)
Other	—	1	—	—	—	1	(1)	—
Balance at September 30, 2020	$9,143	$7,296	$(7)	$—	$(6)	$16,426	$3	$16,429

Balance at June 30, 2021	$9,143	$7,809	$(4)	$(2)	$(7)	$16,939	$3	$16,942
Net income	—	632	—	—	—	632	1	633
Other comprehensive income (loss)	—	—	1	—	(1)	—	—	—
Dividends to parent	—	(700)	—	—	—	(700)	—	(700)
Other	6	2	—	—	—	8	(1)	7
Balance at September 30, 2021	$9,149	$7,743	$(3)	$(2)	$(8)	$16,879	$3	$16,882

	Nine Months Ended September 30, 2020 and 2021
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2019	$9,143	$6,465	$(10)	$(1)	$(7)	$15,590	$3	$15,593
Net income	—	1,232	—	—	—	1,232	1	1,233
Other comprehensive income	—	—	3	1	1	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(400)	—	—	—	(400)	—	(400)
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at September 30, 2020	$9,143	$7,296	$(7)	$—	$(6)	$16,426	$3	$16,429

Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
Net income	—	1,333	—	—	—	1,333	1	1,334
Other comprehensive income	—	—	2	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(700)	—	—	—	(700)	—	(700)
Other	6	1	—	—	—	7	(1)	6
Balance at September 30, 2021	$9,149	$7,743	$(3)	$(2)	$(8)	$16,879	$3	$16,882
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$1,667	$1,626	$4,417	$4,207
Operating Expenses
Fuel used in electric generation and purchased power	523	537	1,368	1,337
Operation, maintenance and other	368	348	1,092	970
Depreciation and amortization	290	289	811	833
Property and other taxes	39	38	129	129
Impairment of assets and other charges	42	5	60	5
Total operating expenses	1,262	1,217	3,460	3,274
Gains on Sales of Other Assets and Other, net	7	3	8	8
Operating Income	412	412	965	941
Other Income and Expenses, net	67	11	111	52
Interest Expense	79	66	226	203
Income Before Income Taxes	400	357	850	790
Income Tax Expense	25	11	50	79
Net Income and Comprehensive Income	$375	$346	$800	$711

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$51	$39
Receivables (net of allowance for doubtful accounts of $4 at 2021 and 2020)	162	132
Receivables of VIEs (net of allowance for doubtful accounts of $17 at 2021 and $19 at 2020)	532	500
Receivables from affiliated companies	68	50
Inventory	815	911
Regulatory assets	499	492
Other	116	60
Total current assets	2,243	2,184
Property, Plant and Equipment
Cost	36,666	35,759
Accumulated depreciation and amortization	(13,365)	(12,801)
Facilities to be retired, net	27	29
Net property, plant and equipment	23,328	22,987
Other Noncurrent Assets
Regulatory assets	3,955	3,976
Nuclear decommissioning trust funds	3,857	3,500
Operating lease right-of-use assets, net	402	346
Other	772	740
Total other noncurrent assets	8,986	8,562
Total Assets	$34,557	$33,733
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$392	$454
Accounts payable to affiliated companies	113	215
Notes payable to affiliated companies	117	295
Taxes accrued	163	85
Interest accrued	68	99
Current maturities of long-term debt	1,207	603
Asset retirement obligations	234	283
Regulatory liabilities	439	530
Other	442	411
Total current liabilities	3,175	2,975
Long-Term Debt	8,491	8,505
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,488	2,298
Asset retirement obligations	5,407	5,352
Regulatory liabilities	4,685	4,394
Operating lease liabilities	359	323
Accrued pension and other post-retirement benefit costs	234	242
Investment tax credits	129	132
Other	79	102
Total other noncurrent liabilities	13,381	12,843
Commitments and Contingencies
Equity
Member's Equity	9,360	9,260
Total Liabilities and Equity	$34,557	$33,733
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$800	$711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	951	972
Equity component of AFUDC	(25)	(22)
Impairment of assets and other charges	60	5
Deferred income taxes	22	(33)
Payments for asset retirement obligations	(129)	(249)
Provision for rate refunds	(22)	4
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	108	—
Receivables	(66)	(34)
Receivables from affiliated companies	(18)	7
Inventory	95	24
Other current assets	(79)	82
Increase (decrease) in
Accounts payable	20	(185)
Accounts payable to affiliated companies	(102)	(59)
Taxes accrued	75	190
Other current liabilities	(36)	(24)
Other assets	48	(185)
Other liabilities	(32)	21
Net cash provided by operating activities	1,670	1,225
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,313)	(1,142)
Purchases of debt and equity securities	(1,306)	(1,269)
Proceeds from sales and maturities of debt and equity securities	1,291	1,238
Other	(36)	(31)
Net cash used in investing activities	(1,364)	(1,204)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,190	1,296
Payments for the redemption of long-term debt	(605)	(985)
Notes payable to affiliated companies	(178)	101
Distributions to parent	(700)	(400)
Other	(1)	(12)
Net cash used in financing activities	(294)	—
Net increase in cash and cash equivalents	12	21
Cash and cash equivalents at beginning of period	39	22
Cash and cash equivalents at end of period	$51	$43
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$82	$124

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2020 and 2021
(in millions)	Member's Equity
Balance at June 30, 2020	$9,610
Net income	346
Distributions to parent	(400)
Balance at September 30, 2020	$9,556

Balance at June 30, 2021	$9,685
Net income	375
Distributions to parent	(700)
Balance at September 30, 2021	$9,360

Nine Months Ended
September 30, 2020 and 2021
(in millions)	Member's Equity
Balance at December 31, 2019	$9,246
Net income	711
Distributions to parent	(400)
Other	(1)
Balance at September 30, 2020	$9,556

Balance at December 31, 2020	$9,260
Net income	800
Distributions to parent	(700)
Balance at September 30, 2021	$9,360

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$1,561	$1,567	$3,987	$3,897
Operating Expenses
Fuel used in electric generation and purchased power	552	551	1,335	1,291
Operation, maintenance and other	263	292	760	806
Depreciation and amortization	214	183	619	523
Property and other taxes	105	110	290	290
Impairment of assets and other charges	—	(4)	19	(4)
Total operating expenses	1,134	1,132	3,023	2,906
Gains on Sales of Other Assets and Other, net	1	—	1	—
Operating Income	428	435	965	991
Other Income and Expenses, net	18	11	54	36
Interest Expense	79	81	239	245
Income Before Income Taxes	367	365	780	782
Income Tax Expense	70	78	149	159
Net Income	$297	$287	$631	$623
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	—	1	—	1
Comprehensive Income	$297	$288	$631	$624

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$40	$11
Receivables (net of allowance for doubtful accounts of $8 at 2021 and $4 at 2020)	104	94
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2021 and $10 at 2020)	449	401
Receivables from affiliated companies	3	3
Inventory	439	464
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	365	265
Other (includes $17 at 2021 and $39 at 2020 related to VIEs)	35	41
Total current assets	1,435	1,279
Property, Plant and Equipment
Cost	23,300	22,123
Accumulated depreciation and amortization	(5,839)	(5,560)
Net property, plant and equipment	17,461	16,563
Other Noncurrent Assets
Regulatory assets (includes $896 at 2021 and $937 at 2020 related to VIEs)	1,829	1,799
Nuclear decommissioning trust funds	570	637
Operating lease right-of-use assets, net	312	344
Other	351	335
Total other noncurrent assets	3,062	3,115
Total Assets	$21,958	$20,957
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$506	$465
Accounts payable to affiliated companies	129	85
Notes payable to affiliated companies	603	196
Taxes accrued	177	82
Interest accrued	72	69
Current maturities of long-term debt (includes $56 at 2021 and $305 at 2020 related to VIEs)	276	823
Regulatory liabilities	102	110
Other	403	374
Total current liabilities	2,268	2,204
Long-Term Debt (includes $1,196 at 2021 and $1,002 at 2020 related to VIEs)	7,273	7,092
Other Noncurrent Liabilities
Deferred income taxes	2,382	2,191
Asset retirement obligations	443	514
Regulatory liabilities	649	658
Operating lease liabilities	265	300
Accrued pension and other post-retirement benefit costs	225	231
Other	265	209
Total other noncurrent liabilities	4,229	4,103
Commitments and Contingencies
Equity
Member's equity	8,190	7,560
Accumulated other comprehensive loss	(2)	(2)
Total equity	8,188	7,558
Total Liabilities and Equity	$21,958	$20,957

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$631	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	752	755
Equity component of AFUDC	(12)	(8)
Impairment of assets and other charges	19	(4)
Deferred income taxes	207	19
Payments for asset retirement obligations	(77)	(38)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	7	(17)
Receivables	(57)	(172)
Receivables from affiliated companies	—	(3)
Inventory	25	22
Other current assets	(247)	41
Increase (decrease) in
Accounts payable	59	63
Accounts payable to affiliated companies	44	(54)
Taxes accrued	95	217
Other current liabilities	(5)	(20)
Other assets	(46)	48
Other liabilities	(94)	(136)
Net cash provided by operating activities	1,301	1,336
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,316)	(1,460)
Purchases of debt and equity securities	(277)	(3,284)
Proceeds from sales and maturities of debt and equity securities	358	3,305
Notes receivable from affiliated companies	—	173
Other	(95)	(82)
Net cash used in investing activities	(1,330)	(1,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	495
Payments for the redemption of long-term debt	(372)	(570)
Notes payable to affiliated companies	408	66
Net cash provided by (used in) financing activities	36	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	7	(21)
Cash, cash equivalents and restricted cash at beginning of period	50	56
Cash, cash equivalents and restricted cash at end of period	$57	$35
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$208	$187

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2020 and 2021
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at June 30, 2020	$7,125	$(1)	$7,124
Net income	287	—	287
Other comprehensive income	—	1	1
Other	(1)	—	(1)
Balance at September 30, 2020	$7,411	$—	$7,411

Balance at June 30, 2021	$7,893	$(2)	$7,891
Net income	297	—	297
Balance at September 30, 2021	$8,190	$(2)	$8,188

	Nine Months Ended September 30, 2020 and 2021
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2019	$6,789	$(1)	$6,788
Net income	623	—	623
Other comprehensive income	—	1	1
Other	(1)	—	(1)
Balance at September 30, 2020	$7,411	$—	$7,411

Balance at December 31, 2020	$7,560	$(2)	$7,558
Net income	631	—	631
Other	(1)	—	(1)
Balance at September 30, 2021	$8,190	$(2)	$8,188
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating Revenues
Regulated electric	$413	$394	$1,119	$1,070
Regulated natural gas	93	79	375	324
Total operating revenues	506	473	1,494	1,394
Operating Expenses
Fuel used in electric generation and purchased power	119	94	294	258
Cost of natural gas	9	3	76	46
Operation, maintenance and other	116	115	335	333
Depreciation and amortization	79	72	228	208
Property and other taxes	91	83	266	244
Impairment of assets and other charges	—	—	5	—
Total operating expenses	414	367	1,204	1,089
Operating Income	92	106	290	305
Other Income and Expenses, net	4	4	14	11
Interest Expense	29	26	82	75
Income Before Income Taxes	67	84	222	241
Income Tax Expense	9	14	34	40
Net Income and Comprehensive Income	$58	$70	$188	$201

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$16	$14
Receivables (net of allowance for doubtful accounts of $4 at 2021 and 2020)	107	98
Receivables from affiliated companies	77	102
Inventory	114	110
Regulatory assets	61	39
Other	45	31
Total current assets	420	394
Property, Plant and Equipment
Cost	11,531	11,022
Accumulated depreciation and amortization	(3,102)	(3,013)
Net property, plant and equipment	8,429	8,009
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	634	610
Operating lease right-of-use assets, net	19	20
Other	83	72
Total other noncurrent assets	1,656	1,622
Total Assets	$10,505	$10,025
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$304	$279
Accounts payable to affiliated companies	59	68
Notes payable to affiliated companies	451	169
Taxes accrued	210	247
Interest accrued	32	31
Current maturities of long-term debt	50	50
Asset retirement obligations	17	3
Regulatory liabilities	63	65
Other	68	70
Total current liabilities	1,254	982
Long-Term Debt	3,017	3,014
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,032	981
Asset retirement obligations	95	108
Regulatory liabilities	734	748
Operating lease liabilities	19	20
Accrued pension and other post-retirement benefit costs	114	113
Other	92	99
Total other noncurrent liabilities	2,086	2,069
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2021 and 2020	762	762
Additional paid-in capital	2,776	2,776
Retained earnings	585	397
Total equity	4,123	3,935
Total Liabilities and Equity	$10,505	$10,025

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$188	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	211
Equity component of AFUDC	(5)	(4)
Impairment of assets and other charges	5	—
Deferred income taxes	27	31
Payments for asset retirement obligations	(1)	(1)
Provision for rate refunds	12	10
(Increase) decrease in
Receivables	(9)	(5)
Receivables from affiliated companies	(11)	35
Inventory	(4)	5
Other current assets	(34)	5
Increase (decrease) in
Accounts payable	27	(28)
Accounts payable to affiliated companies	(9)	(14)
Taxes accrued	(37)	(23)
Other current liabilities	(12)	6
Other assets	(35)	(24)
Other liabilities	8	(7)
Net cash provided by operating activities	341	398
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(615)	(611)
Notes receivable from affiliated companies	36	—
Other	(42)	(34)
Net cash used in investing activities	(621)	(645)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	467
Notes payable to affiliated companies	282	(227)
Net cash provided by financing activities	282	240
Net increase (decrease) in cash and cash equivalents	2	(7)
Cash and cash equivalents at beginning of period	14	17
Cash and cash equivalents at end of period	$16	$10
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$103	$92

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2020 and 2021
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at June 30, 2020	$762	$2,776	$276	$3,814
Net income	—	—	70	70
Balance at September 30, 2020	$762	$2,776	$346	$3,884

Balance at June 30, 2021	$762	$2,776	$527	$4,065
Net income	—	—	58	58
Balance at September 30, 2021	$762	$2,776	$585	$4,123

	Nine Months Ended September 30, 2020 and 2021
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2019	$762	$2,776	$145	$3,683
Net income	—	—	201	201
Balance at September 30, 2020	$762	$2,776	$346	$3,884

Balance at December 31, 2020	$762	$2,776	$397	$3,935
Net income	—	—	188	188
Balance at September 30, 2021	$762	$2,776	$585	$4,123
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$886	$761	$2,366	$2,070
Operating Expenses
Fuel used in electric generation and purchased power	292	222	710	577
Operation, maintenance and other	173	207	543	564
Depreciation and amortization	154	149	458	415
Property and other taxes	16	15	57	57
Impairment of assets and other charges	—	—	8	—
Total operating expenses	635	593	1,776	1,613
Gains on Sales of Other Assets and Other, net	1	—	—	—
Operating Income	252	168	590	457
Other Income and Expenses, net	12	9	31	28
Interest Expense	49	29	148	114
Income Before Income Taxes	215	148	473	371
Income Tax Expense	34	29	77	72
Net Income and Comprehensive Income	$181	$119	$396	$299

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$14	$7
Receivables (net of allowance for doubtful accounts of $3 at 2021 and 2020)	81	55
Receivables from affiliated companies	62	112
Notes receivable from affiliated companies	252	—
Inventory	367	473
Regulatory assets	196	125
Other	59	37
Total current assets	1,031	809
Property, Plant and Equipment
Cost	17,320	17,382
Accumulated depreciation and amortization	(5,550)	(5,661)
Net property, plant and equipment	11,770	11,721
Other Noncurrent Assets
Regulatory assets	1,300	1,203
Operating lease right-of-use assets, net	51	55
Other	276	253
Total other noncurrent assets	1,627	1,511
Total Assets	$14,428	$14,041
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$239	$188
Accounts payable to affiliated companies	198	88
Notes payable to affiliated companies	—	131
Taxes accrued	83	62
Interest accrued	59	51
Current maturities of long-term debt	151	70
Asset retirement obligations	177	168
Regulatory liabilities	147	111
Other	104	83
Total current liabilities	1,158	952
Long-Term Debt	3,791	3,871
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,289	1,228
Asset retirement obligations	966	1,008
Regulatory liabilities	1,573	1,627
Operating lease liabilities	49	53
Accrued pension and other post-retirement benefit costs	172	171
Investment tax credits	172	168
Other	53	30
Total other noncurrent liabilities	4,274	4,285
Commitments and Contingencies
Equity
Member's Equity	5,055	4,783
Total Liabilities and Equity	$14,428	$14,041

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$396	$299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	460	416
Equity component of AFUDC	(19)	(18)
Impairment of assets and other charges	8	—
Deferred income taxes	19	11
Payments for asset retirement obligations	(49)	(48)
(Increase) decrease in
Receivables	(7)	15
Receivables from affiliated companies	17	(5)
Inventory	106	10
Other current assets	(58)	12
Increase (decrease) in
Accounts payable	46	(1)
Accounts payable to affiliated companies	(15)	(22)
Taxes accrued	25	65
Other current liabilities	23	(2)
Other assets	11	(41)
Other liabilities	3	104
Net cash provided by operating activities	966	795
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(584)	(669)
Purchases of debt and equity securities	(34)	(24)
Proceeds from sales and maturities of debt and equity securities	16	15
Notes receivable from affiliated companies	(218)	—
Other	(8)	(24)
Net cash used in investing activities	(828)	(702)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	544
Payments for the redemption of long-term debt	—	(500)
Notes payable to affiliated companies	(131)	53
Distributions to parent	—	(200)
Net cash used in financing activities	(131)	(103)
Net increase (decrease) in cash and cash equivalents	7	(10)
Cash and cash equivalents at beginning of period	7	25
Cash and cash equivalents at end of period	$14	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$105	$73
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2020 and 2021
(in millions)	Member's Equity
Balance at June 30, 2020	$4,655
Net income	119
Distributions to parent	(100)
Balance at September 30, 2020	$4,674

Balance at June 30, 2021	$4,999
Net income	181
Distributions to parent	(125)
Balance at September 30, 2021	$5,055

Nine Months Ended
September 30, 2020 and 2021
(in millions)	Member's Equity
Balance at December 31, 2019	$4,575
Net income	299
Distributions to parent	(200)
Balance at September 30, 2020	$4,674

Balance at December 31, 2020	$4,783
Net income	396
Distributions to parent	(125)
Other	1
Balance at September 30, 2021	$5,055

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating Revenues	$195	$162	$1,016	$871
Operating Expenses
Cost of natural gas	66	39	354	254
Operation, maintenance and other	77	75	231	234
Depreciation and amortization	51	45	150	133
Property and other taxes	16	13	44	37
Impairment of assets and other charges	4	7	9	7
Total operating expenses	214	179	788	665
Operating (Loss) Income	(19)	(17)	228	206
Other Income and Expenses, net	16	16	51	44
Interest Expense	29	29	88	89
(Loss) Income Before Income Taxes	(32)	(30)	191	161
Income Tax (Benefit) Expense	(8)	(5)	16	6
Net (Loss) Income and Comprehensive (Loss) Income	$(24)	$(25)	$175	$155

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $15 at 2021 and $12 at 2020)	$96	$250
Receivables from affiliated companies	11	10
Inventory	68	68
Regulatory assets	125	153
Other	59	20
Total current assets	359	501
Property, Plant and Equipment
Cost	9,733	9,134
Accumulated depreciation and amortization	(1,862)	(1,749)
Facilities to be retired, net	11	—
Net property, plant and equipment	7,882	7,385
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	335	302
Operating lease right-of-use assets, net	17	20
Investments in equity method unconsolidated affiliates	100	88
Other	282	270
Total other noncurrent assets	783	729
Total Assets	$9,024	$8,615
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$184	$230
Accounts payable to affiliated companies	31	79
Notes payable to affiliated companies	315	530
Taxes accrued	41	23
Interest accrued	35	34
Current maturities of long-term debt	—	160
Regulatory liabilities	64	88
Other	76	69
Total current liabilities	746	1,213
Long-Term Debt	2,968	2,620
Other Noncurrent Liabilities
Deferred income taxes	875	821
Asset retirement obligations	21	20
Regulatory liabilities	1,004	1,044
Operating lease liabilities	15	19
Accrued pension and other post-retirement benefit costs	6	8
Other	175	155
Total other noncurrent liabilities	2,096	2,067
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2021 and 2020	1,635	1,310
Retained earnings	1,579	1,405
Total equity	3,214	2,715
Total Liabilities and Equity	$9,024	$8,615

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$175	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	135
Equity component of AFUDC	(19)	(14)
Impairment of assets and other charges	10	7
Deferred income taxes	10	24
Equity in earnings from unconsolidated affiliates	(7)	(7)
Provision for rate refunds	(3)	(27)
(Increase) decrease in
Receivables	151	164
Receivables from affiliated companies	(1)	(1)
Inventory	—	25
Other current assets	7	(59)
Increase (decrease) in
Accounts payable	(55)	(53)
Accounts payable to affiliated companies	(48)	60
Taxes accrued	17	16
Other current liabilities	(32)	(4)
Other assets	3	(14)
Other liabilities	2	7
Net cash provided by operating activities	362	414
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(628)	(641)
Contributions to equity method investments	(9)	—
Return of investment capital	1	—
Other	(23)	(18)
Net cash used in investing activities	(659)	(659)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	347	394
Payments for the redemption of long-term debt	(160)	—
Notes payable to affiliated companies	(215)	(149)
Capital contributions from parent	325	—
Net cash provided by financing activities	297	245
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$115	$123

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2020 and 2021
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at June 30, 2020	$1,310	$1,312	$2,622
Net loss	—	(25)	(25)
Balance at September 30, 2020	$1,310	$1,287	$2,597

Balance at June 30, 2021	$1,635	$1,604	$3,239
Net loss	—	(24)	(24)
Other	—	(1)	(1)
Balance at September 30, 2021	$1,635	$1,579	$3,214

	Nine Months Ended September 30, 2020 and 2021
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2019	$1,310	$1,133	$2,443
Net income	—	155	155
Other	—	(1)	(1)
Balance at September 30, 2020	$1,310	$1,287	$2,597

Balance at December 31, 2020	$1,310	$1,405	$2,715
Net income	—	175	175
Contribution from parent	325	—	325
Other	—	(1)	(1)
Balance at September 30, 2021	$1,635	$1,579	$3,214

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
OTHER CURRENT LIABILITIES
Included in Other within Current Liabilities on the Duke Energy Condensed Consolidated Balance Sheet is a current liability of $36 million and $936 million as of September 30, 2021, and December 31, 2020, respectively. The current liability, initially recorded in 2020, primarily represented Duke Energy's share of ACP's obligations of outstanding debt and to satisfy ARO requirements to restore construction sites. See Notes 3 and 11 for further information.
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

During September 2021, Duke Energy completed the initial minority interest investment in a portion of Duke Energy Indiana to an affiliate of GIC. GIC's ownership interest in Duke Energy Indiana represents a noncontrolling interest. See Note 2 for additional information on the sale.
Other operating agreements of Duke Energy's subsidiaries with noncontrolling interest allocate profit and loss based on their pro rata shares of the ownership interest in the respective subsidiary. Therefore, Duke Energy allocates net income or loss and other comprehensive income or loss of these subsidiaries to the owners based on their pro rata shares.
The following table presents allocated losses to noncontrolling interest for the three and nine months ended September 30, 2021, and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Noncontrolling Interest Allocation of Income
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	$119	$59	$217	$187
Allocated losses to noncontrolling members based on pro rata shares of ownership	10	11	30	21
Total Noncontrolling Interest Allocated Losses	$129	$70	$247	$208
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

	September 30, 2021			December 31, 2020
			Duke			Duke
	Duke	Progress	Energy	Duke	Progress	Energy
	Energy	Energy	Florida	Energy	Energy	Florida
Current Assets
Cash and cash equivalents	$548	$102	$40	$259	$59	$11
Other	194	17	17	194	39	39
Other Noncurrent Assets
Other	1	—	—	103	102	—
Total cash, cash equivalents and restricted cash	$743	$119	$57	$556	$200	$50
INVENTORY
Provisions for inventory write-offs were not material at September 30, 2021, and December 31, 2020. The components of inventory are presented in the tables below.

	September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,317	$779	$1,009	$674	$336	$85	$305	$11
Coal	312	152	89	45	43	10	61	—
Natural gas, oil and other fuel	271	38	157	96	60	19	1	57
Total inventory	$2,900	$969	$1,255	$815	$439	$114	$367	$68

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,312	$785	$999	$673	$325	$78	$307	$12
Coal	561	186	193	131	63	16	165	—
Natural gas, oil and other fuel	294	39	183	107	76	16	1	56
Total inventory	$3,167	$1,010	$1,375	$911	$464	$110	$473	$68

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

PROPERTY, PLANT & EQUIPMENT AND LEASES
Duke Energy continues to execute on its business transformation strategy, including the evaluation of in-office work policies considering the experience with the COVID-19 pandemic and also workforce realignment of roles and responsibilities. In May 2021, Duke Energy management approved the sale of certain properties and entered into an agreement to exit certain leased space on December 31, 2021. The sale of the properties is subject to abandonment accounting and resulted in an impairment charge. Additionally, the exit of the leased space resulted in the impairment of related furniture, fixtures and equipment. The total 2021 charges related to the reduction in physical workspace, including these impairments, are expected to be approximately $200 million. During the three months ended September 30, 2021, Duke Energy recorded a pretax charge to earnings of $9 million on the Condensed Consolidated Statements of Operations, which includes $8 million within Impairment of assets and other charges and $1 million within Operations, maintenance and other. During the nine months ended September 30, 2021, Duke Energy recorded a pretax charge to earnings of $184 million on the Condensed Consolidated Statements of Operations, which includes $139 million within Impairment of assets and other charges, $28 million within Operations, maintenance and other and $17 million within Depreciation and amortization.
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
The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of September 30, 2021.
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

The Electric Utilities and Infrastructure segment primarily includes Duke Energy's regulated electric utilities in the Carolinas, Florida and the Midwest. On January 28, 2021, Duke Energy executed an agreement providing for an investment by an affiliate of GIC in Duke Energy Indiana in exchange for a 19.9% minority interest issued by Duke Energy Indiana Holdco, LLC, the holding company for Duke Energy Indiana. The transaction will be completed following two closings for an aggregate purchase price of approximately $2 billion. The first closing, which occurred on September 8, 2021, resulted in Duke Energy Indiana Holdco, LLC issuing 11.05% of its membership interests in exchange for approximately $1,025 million or 50% of the purchase price. Duke Energy retained indirect control of these assets, and, therefore, no gain or loss was recognized on the Condensed Consolidated Statements of Operations. The difference between the cash consideration received, net of transaction costs of approximately $27 million, and the carrying value of the noncontrolling interest is $545 million and was recorded as an increase to equity.
The Gas Utilities and Infrastructure segment includes Piedmont, Duke Energy's natural gas local distribution companies in Ohio and Kentucky and Duke Energy's natural gas storage, midstream pipeline and renewable natural gas investments.
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. In 2021, Duke Energy continues to monitor recoverability of its renewable merchant plants located in the Electric Reliability Council of Texas West market and in the PJM West market due to fluctuating market pricing and long-term forecasted energy prices. The assets were not impaired as of September 30, 2021, because the carrying value of approximately $206 million continues to approximate the aggregate estimated future undiscounted cash flows. Duke Energy has a 50% ownership interest in these assets. A continued decline in energy market pricing or other factors unfavorably impacting the economics would likely result in a future impairment.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's ownership interest in National Methanol Company.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended September 30, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,560	$266	$117	$6,943	$8	$—	$6,951
Intersegment revenues	9	23	—	32	20	(52)	—
Total revenues	$6,569	$289	$117	$6,975	$28	$(52)	$6,951
Segment income (loss)(a)	$1,425	$(3)	$78	$1,500	$(134)	$—	$1,366
Less: Noncontrolling interests							129
Add: Preferred stock dividend							39
Net Income							$1,276
Segment assets	$141,565	$14,692	$7,037	$163,294	$3,717	$(4)	$167,007

	Three Months Ended September 30, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,371	$217	$126	$6,714	$7	$—	$6,721
Intersegment revenues	8	24	—	32	17	(49)	—
Total revenues	$6,379	$241	$126	$6,746	$24	$(49)	$6,721
Segment income (loss)(b)	$1,381	$(73)	$60	$1,368	$(103)	$—	$1,265
Less: Noncontrolling interests							70
Add: Preferred stock dividend							39
Net Income							$1,234

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

(a)Gas Utilities and Infrastructure includes $3 million, recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. See Note 3 for additional information. Other includes $8 million recorded within Impairment of assets and other charges, $1 million within Operations, maintenance and other on the Condensed Consolidated Statements of Operations, related to the workplace and workforce realignment. See Note 1 for additional information. Electric Utilities and Infrastructure includes $160 million recorded within Impairment of assets and other charges, $77 million within Other Income and expenses, $5 million within Operations, maintenance and other, $13 million within Regulated electric operating revenues and $3 million within Interest expense on the Duke Energy Carolinas' Condensed Consolidated Statement of Operations related to the 2018 South Carolina rate cases and the CCR settlement and insurance proceeds distributed in accordance with that agreement; it also includes $42 million recorded within Impairment of assets and other charges, $34 million within Other Income and expenses, $7 million within Operations, maintenance, and other, $15 million within Regulated electric operating revenues and $5 million within Interest expense on the Duke Energy Progress' Condensed Consolidated Statement of Operations. See Notes 3 and 4 for more information.
(b)Electric Utilities and Infrastructure includes $19 million recorded within Impairment charges and $8 million recorded within Operations, maintenance and other on the Duke Energy Carolinas' Condensed Consolidated Statements of Operations related to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case and $8 million recorded within Operations, maintenance and other on Duke Energy Progress' Condensed Consolidated Statements of Operation related to a partial settlement in the Duke Energy Progress' 2019 North Carolina rate case. See Note 3 for more information. Additionally, Electric Utilities and Infrastructure includes $5 million of Impairment charges related to gas pipeline assets recorded on Duke Energy Progress' Condensed Consolidated Statement of Operations. Gas Utilities and Infrastructure includes $78 million recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations and $7 million in Impairment charges recorded on the Piedmont Condensed Consolidated Statements of Operations related to gas pipeline investments.

	Nine Months Ended September 30, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$17,161	$1,323	$355	$18,839	$20	$—	$18,859
Intersegment revenues	24	68	—	92	61	(153)	—
Total revenues	$17,185	$1,391	$355	$18,931	$81	$(153)	$18,859
Segment income (loss)(a)	$3,180	$259	$152	$3,591	$(521)	$—	$3,070
Less: Noncontrolling interests							247
Add: Preferred stock dividend							92
Net Income							$2,915

	Nine Months Ended September 30, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$16,571	$1,122	$378	$18,071	$20	$—	$18,091
Intersegment revenues	25	72	—	97	53	(150)	—
Total revenues	$16,596	$1,194	$378	$18,168	$73	$(150)	$18,091
Segment income (loss)(b)	$2,839	$(1,400)	$207	$1,646	$(299)	$—	$1,347
Less: Noncontrolling interests							208
Add: Preferred stock dividend							93
Net Income							$1,232

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

(a)Gas Utilities and Infrastructure includes $19 million, recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. See Note 3 for additional information. Commercial Renewables includes a $35 million loss related to Texas Storm Uri, of which ($8 million) is recorded within Nonregulated electric and other revenues, $2 million within Operations, maintenance and other, $29 million within Equity in earnings (losses) of unconsolidated affiliates and $12 million within Loss Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations. See Note 4 for additional information. Other includes $139 million recorded within Impairment of assets and other charges, $28 million within Operations, maintenance and other, and $17 million within Depreciation and amortization on the Condensed Consolidated Statements of Operations, related to the workplace and workplace realignment. See Note 1 for additional information. Electric Utilities and Infrastructure includes $160 million recorded within Impairment of assets and other charges, $77 million within Other Income and expenses, $5 million within Operations, maintenance and other, $13 million within regulated operating revenues and $3 million within interest expense on the Duke Energy Carolinas' Condensed Consolidated Statement of Operations related to the 2018 South Carolina rate cases and the CCR settlement and insurance proceeds distributed in accordance with that agreement; it also includes $42 million recorded within Impairment of assets and other charges, $34 million within Other Income and expenses, $7 million within Operations, maintenance, and other, $15 million within Regulated electric operating revenues and $5 million within interest expense on the Duke Energy Progress' Condensed Consolidated Statement of Operations. See Notes 3 and 4 for more information.
(b)Gas Utilities and Infrastructure includes $2 billion recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. See Note 3 for additional information. Other includes a $98 million reversal, included in Operations, maintenance and other on the Condensed Consolidated Statements of Operations, of 2018 severance costs due to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case. See Note 3 for additional information. Electric Utilities and Infrastructure includes $19 million recorded within Impairment charges and $8 million recorded within Operations, maintenance and other on the Duke Energy Carolinas' Condensed Consolidated Statements of Operations related to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case and $8 million recorded within Operations, maintenance and other on Duke Energy Progress' Condensed Consolidated Statements of Operation related to a partial settlement in the Duke Energy Progress' 2019 North Carolina rate case. See Note 3 for more information. Additionally, Electric Utilities and Infrastructure includes $5 million of Impairment charges related to gas pipeline assets recorded on Duke Energy Progress' Condensed Consolidated Statement of Operations in the prior year.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended September 30, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$413	$93	$506	$—	$—	$506
Segment income/Net (loss) income	$48	$11	$59	$(1)	$—	$58
Segment assets	$6,716	$3,783	$10,499	$27	$(21)	$10,505

	Three Months Ended September 30, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$394	$79	$473	$—	$473
Segment income/Net (loss) income	$63	$9	$72	$(2)	$70

	Nine Months Ended September 30, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,119	$375	$1,494	$—	$1,494
Segment income/Net (loss) income	$122	$77	$199	$(11)	$188

	Nine Months Ended September 30, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,070	$324	$1,394	$—	$1,394
Segment income/Net (loss) income	$137	$68	$205	$(4)	$201

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
The Settling Parties agreed to a sharing arrangement for future coal ash insurance litigation proceeds between Duke Energy Carolinas and Duke Energy Progress and North Carolina customers. For more information, see Note 4 "Commitments and Contingencies."
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

COVID-19 Filings
North Carolina
Duke Energy Carolinas and Duke Energy Progress filed a joint petition on August 7, 2020, with the NCUC for deferral treatment of incremental costs and the cost of waived customer fees due to the COVID-19 pandemic. Comments on the joint petition were filed on November 5, 2020, and reply comments were filed on November 30, 2020. A summary of incremental COVID-19 costs incurred as of June 30, 2021, was filed with the NCUC by Duke Energy Carolinas and Duke Energy Progress on August 6, 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

The order denied Duke Energy Carolinas' proposal to shorten the remaining depreciable lives of certain Duke Energy Carolinas coal-fired generating units, indicating the NCUC has not had the chance to fully examine the issue within the context of an integrated resource planning (IRP) proceeding, and upon retirement the remaining net book value of these units should be placed in a regulatory asset account to be amortized over an appropriate period to be determined in a future rate case.
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
On October 27, 2021, the Supreme Court of South Carolina affirmed the PSCSC's May 2019 order to:
•Disallow cost recovery on certain CCR compliance costs the PSCSC deemed to be incremental to the federal CCR rules;
•Disallow recovery of certain coal ash litigation expenses;
•Disallow a return on certain deferred expenses; and
•Allow recovery of Lee Nuclear Project preconstruction costs.
The Supreme Court's decision notes the prior determination made by the PSCSC that Duke Energy could submit coal ash costs for recovery that were not initially approved in the rate case order if such costs can be attributed to the CCR rules. As a result of the Court's opinion, Duke Energy Carolinas recognized a pretax charge of approximately $160 million to Impairment of assets and other charges, and a $31 million increase in Other income and expenses, net, in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021, principally related to coal ash remediation at retired coal ash basin sites. Duke Energy Carolinas is evaluating whether to file a Petition for rehearing on the Supreme Court's decision. Petitions are due November 11, 2021, unless an extension is sought and granted.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Oconee Nuclear Station Subsequent License Renewal
On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal application for the Oconee Nuclear Station (ONS) with the U.S. Nuclear Regulatory Commission (NRC) to renew ONS’s operating license for an additional 20 years. The subsequent license renewal would extend operations of the facility from 60 to 80 years. The current license for units 1 and 2 expire in 2033 and the license for unit 3 expires in 2034. By a Federal Register Notice dated July 28, 2021, the NRC provided a 60-day comment period for persons whose interest may be affected by the issuance of a subsequent renewed license for ONS to file a request for a hearing and a petition for leave to intervene. On September 27, 2021, Beyond Nuclear and Sierra Club (Petitioners) filed a Hearing Request and Petition to Intervene (Hearing Request) and a Petition for Waiver. The Hearing Request proposes three contentions purporting to challenge Duke Energy Carolinas’ environmental report (ER). In general, the proposed contentions claim that the ER does not consider certain information regarding the environmental aspects of Severe Accidents caused by a hypothetical failure of the Jocassee Dam, and therefore does not satisfy the National Environmental Policy Act of 1969, as amended (NEPA), or the NRC’s NEPA-implementing regulations. Duke Energy Carolinas filed its answer to the proposed contentions on October 22, 2021, and the Petitioners have until November 5, 2021, to respond to Duke Energy Carolina’s answer.
Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. New depreciation rates were implemented for all of the nuclear facilities during the second quarter of 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

The order denied Duke Energy Progress' proposal to shorten the remaining depreciable lives of certain Duke Energy Progress coal-fired generating units, indicating the NCUC has not had the chance to fully examine the issue within the context of an IRP proceeding, and upon retirement the remaining net book value of these units should be placed in a regulatory asset account to be amortized over an appropriate period to be determined in a future rate case.
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
On October 27, 2021, the Supreme Court of South Carolina affirmed the PSCSC's May 2019 order to:
•Disallow cost recovery on certain CCR compliance costs the PSCSC deemed to be incremental to the federal CCR rules;
•Disallow recovery of certain coal ash litigation expenses; and
•Disallow a return on certain deferred expenses.
The Supreme Court's decision notes the prior determination made by the PSCSC that Duke Energy could submit coal ash costs for recovery that were not initially approved in the rate case order if such costs can be attributed to the CCR rules. As a result of the Court's opinion, Duke Energy Progress recognized a pretax charge of approximately $42 million to Impairment of assets and other charges, and a $6 million increase in Other income and expenses, net, in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021, principally related to coal ash remediation at retired coal ash basin sites. Duke Energy Progress is evaluating whether to file a Petition for rehearing on the Supreme Court's decision. Petitions are due November 11, 2021, unless an extension is sought and granted.
Western Carolinas Modernization Plan
On October 8, 2018, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Hot Springs Microgrid Solar and Battery Storage Facility, which was approved with certain conditions on May 10, 2019. A hearing to update the NCUC on the status of the project was held on March 5, 2020. Construction began in May 2020 with commercial operation expected to begin in December 2021.
On July 27, 2020, Duke Energy Progress filed an application with the NCUC for a CPCN to construct the Woodfin Solar Facility, a 5-MW solar generating facility to be constructed on a closed landfill in Buncombe County. The expert hearing was held on November 18, 2020. The application was approved and a CPCN was granted by order of the NCUC on April 20, 2021. Construction began in April 2021 with an expected in-service date in March 2022.

FINANCIAL STATEMENTS	REGULATORY MATTERS

FERC Return on Equity Complaints
On October 11, 2019, North Carolina Eastern Municipal Power Agency (NCEMPA) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA), alleging that the 11% stated ROE component contained in the demand formula rate in the Full Requirements Power Purchase Agreement (FRPPA) between NCEMPA and Duke Energy Progress is unjust and unreasonable. On July 16, 2020, the FERC set this matter for hearing and settlement judge procedures and established a refund effective date of October 11, 2019. In its order setting the matter for settlement, the FERC allowed for the consideration of variations to the base transmission-related ROE methodology developed in its Order No. 569-A, through the introduction of “specific facts and circumstances” involving issues specific to the case. The parties reached a settlement in principle at a settlement conference on January 7, 2021, and filed a settlement package on March 10, 2021. The FERC Trial Staff filed comments in support of the settlement. On April 19, 2021, the Settlement Judge certified the settlement to the FERC as an uncontested settlement. The FERC approved the settlement on May 25, 2021, and Duke Energy Progress filed compliance documents on June 10, 2021. The FERC accepted the compliance filing on October 8, 2021.
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
Storm Restoration Cost Recovery
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover $223 million of estimated retail incremental storm restoration costs for Hurricane Michael, consistent with the provisions in the 2017 Settlement, and the FPSC approved the petition on June 11, 2019. The FPSC also approved allowing Duke Energy Florida to use the tax savings resulting from the Tax Act to recover these storm costs in lieu of implementing a storm surcharge. Approved storm costs are currently expected to be fully recovered by year-end 2021. On November 22, 2019, Duke Energy Florida filed a petition for approval of actual retail recoverable storm restoration costs related to Hurricane Michael in the amount of $191 million plus interest. On May 19, 2020, Duke Energy Florida filed a supplemental true up reducing the actual retail recoverable storm restoration costs related to Hurricane Michael by approximately $3 million, resulting in a total request to recover $188 million actual retail recoverable storm restoration costs, plus interest. Approximately $80 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets as of December 31, 2020.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

On February 24, 2021, the League of United Latin American Citizens (LULAC) filed a notice of appeal of the FPSC’s order approving the Clean Energy Connection to the Supreme Court of Florida. LULAC's initial brief was filed on May 26, 2021, and Appellees' response briefs were filed on July 26, 2021. LULAC's reply brief was filed on September 24, 2021, and its request for oral argument was filed on September 28, 2021. The FPSC approval order remains in effect pending the outcome of the appeal. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Ohio
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million and an ROE of 10.3%. This is an approximate 3.3% average increase across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last electric distribution base rate case in 2017. Duke Energy Ohio is also seeking to adjust the caps on its Distribution Capital Investment Rider (DCI Rider). Duke Energy Ohio anticipates the PUCO will rule on the request by the summer of 2022. Duke Energy Ohio cannot predict the outcome of this matter.
Ohio House Bill 6
On July 23, 2019, House Bill 6 was signed into law and became effective January 1, 2020. Among other things, the bill allows for funding, through a rider mechanism referred to as the Clean Air Fund (Rider CAF), of two nuclear generating facilities located in Northern Ohio owned by Energy Harbor (f/k/a FirstEnergy Solutions) and certain renewable resources, repeal of energy efficiency mandates and recovery of prudently incurred costs, net of any revenues, for Ohio investor-owned utilities that are participants under the OVEC power agreement. The OVEC recovery is through a non-bypassable rider that replaced any existing recovery mechanism approved by the PUCO and will remain in place through 2030. As such, Duke Energy Ohio created the Legacy Generation Rider (Rider LGR) that replaced Rider PSR effective January 1, 2020. The amounts recoverable from customers are subject to an annual cap, with incremental costs that exceed such cap eligible for deferral and recovery subject to review. See Note 11 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. House Bill 128 was signed into law on March 31, 2021, and became effective June 30, 2021. The bill removes nuclear plant funding included in HB 6, eliminates Rider CAF and establishes the Solar Generation Fund Rider (Rider SGF) to recover the renewable investments originally included in HB 6. HB 128 does not impact OVEC cost recovery or any transmission or distribution rider.
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
Natural Gas Pipeline Extension
Duke Energy Ohio is installing a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $185 million to $205 million in direct costs (excluding overheads and AFUDC) and that construction of the pipeline extension will be completed in time for use during the 2021/2022 winter season. An evidentiary hearing on Duke Energy Ohio's application for a Certificate of Environmental Compatibility and Public Need concluded on April 11, 2019. On November 21, 2019, the Ohio Power Siting Board (OPSB) approved Duke Energy Ohio's application subject to 41 conditions on construction. Applications for rehearing were filed by several stakeholders on December 23, 2019, arguing that the OPSB approval was incorrect. On February 20, 2020, the OPSB denied the rehearing requests. On April 15, 2020, those stakeholders filed a notice of appeal at the Supreme Court of Ohio of the OPSB’s decision approving Duke Energy Ohio’s Central Corridor project application. The Ohio Supreme Court affirmed the OPSB order on September 22, 2021.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

MGP Cost Recovery
In an order issued in 2013, the PUCO approved Duke Energy Ohio's deferral and recovery of costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio has collected approximately $55 million in environmental remediation costs incurred between 2008 through 2012 through Rider MGP, which is currently suspended. Duke Energy Ohio has made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas base rate case. To date, the PUCO has not ruled on Duke Energy Ohio’s annual applications for the calendar years 2013 through 2019. On September 28, 2018, the Staff of the PUCO (Staff) issued a report recommending a disallowance of approximately $12 million of the $26 million in MGP remediation costs incurred between 2013 through 2017 that Staff believes are not eligible for recovery. Staff interprets the PUCO’s 2013 order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. On October 30, 2018, Duke Energy Ohio filed reply comments objecting to the Staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. On March 29, 2019, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2018 seeking recovery of approximately $20 million in remediation costs. On July 12, 2019, the Staff recommended a disallowance of approximately $11 million for work that the Staff believes occurred in areas not authorized for recovery. Additionally, the Staff recommended that any discussion pertaining to Duke Energy Ohio's recovery of ongoing MGP costs should be directly tied to or netted against insurance proceeds collected by Duke Energy Ohio. An evidentiary hearing concluded on November 21, 2019. Initial briefs were filed on January 17, 2020, and reply briefs were filed on February 14, 2020.
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
The 2013 PUCO order also contained conditional deadlines for completing the MGP environmental remediation and the deferral of related remediation costs. Subsequent to the order, the deadline was extended to December 31, 2019. On May 10, 2019, Duke Energy Ohio filed an application requesting a continuation of its existing deferral authority for MGP remediation that must occur after December 31, 2019. On July 12, 2019, the Staff recommended the commission deny the deferral authority request. On September 13, 2019, intervenor comments were filed opposing Duke Energy Ohio's request for continuation of existing deferral authority and on October 2, 2019, Duke Energy Ohio filed reply comments.
A Stipulation and Recommendation was filed jointly by Duke Energy Ohio, the Staff, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021, which is subject to review and approval by the PUCO. If approved, the Stipulation and Recommendation would, among other things, resolve all open issues regarding MGP remediation costs incurred between 2013 and 2019, including Duke Energy Ohio’s request for additional deferral authority beyond 2019, and the pending issues related to the Tax Act as it relates to Duke Energy Ohio’s natural gas operations. These impacts are not expected to have a material impact on the Duke Energy Ohio financial statements. The Stipulation and Recommendation further acknowledges Duke Energy Ohio’s ability to file a request for additional deferral authority in the future related to environmental remediation of any MGP impacts in the Ohio River if necessary, subject to specific conditions. On October 15, 2021, the PUCO granted motions to intervene filed in September 2021 by Interstate Gas Supply, Inc. and Retail Energy Supply Association on a limited basis. An evidentiary hearing is scheduled for November 22, 2021. Duke Energy Ohio cannot predict the outcome of this matter.
Tax Act – Ohio
On December 21, 2018, Duke Energy Ohio filed an application to change its base rate tariffs and establish a new rider to implement the benefits of the Tax Act for natural gas customers. Duke Energy Ohio requested commission approval to implement the tariff changes and rider effective April 1, 2019. The new rider will flow through to customers the benefit of the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. The PUCO established a procedural schedule and testimony was filed on July 31, 2019. An evidentiary hearing occurred on August 7, 2019. Initial briefs were filed on September 11, 2019. Reply briefs were filed on September 25, 2019. The Stipulation and Recommendation filed on August 31, 2021, disclosed in the MGP Cost Recovery matter above, also resolves the outstanding issues in this proceeding. On October 15, 2021, the PUCO granted motions to intervene filed in September 2021 by Interstate Gas Supply, Inc. and Retail Energy Supply Association on a limited basis. An evidentiary hearing is scheduled for November 22, 2021. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Natural Gas Base Rate Case
On June 1, 2021, Duke Energy Kentucky filed an application with the KPSC requesting an increase in natural gas base rates of approximately $15 million, an approximate 13% average increase across all customer classes. The drivers for this case are capital invested since Duke Energy Kentucky's last natural gas base rate case in 2018. Duke Energy Kentucky is also seeking implementation of a Governmental Mandate Adjustment mechanism (Rider GMA) in order to recover from or pay to customers the financial impact of governmental directives and mandates, including changes in federal or state tax rates and regulations issued by the Pipeline and Hazardous Materials Safety Administration (PHMSA). On October 8, 2021, Duke Energy Kentucky filed a Stipulation and Recommendation jointly with the Kentucky Attorney General, subject to review and approval by the KPSC, which if approved, would resolve the case. The Stipulation and Recommendation includes a $9 million increase in base revenues, an ROE of 9.375% for natural gas base rates and 9.3% for natural gas riders, a rider for PHMSA-required capital investments with an annual 5% rate increase cap and a four-year natural gas base rate case stay-out. The hearing was held on October 18, 2021. Duke Energy Kentucky anticipates the KPSC will rule on the request by the end of 2021. Duke Energy Kentucky cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Midwest Propane Caverns
Duke Energy Ohio uses propane stored in caverns to meet peak demand during winter. Once the Central Corridor Project is complete, the propane peaking facilities will no longer be necessary and will be retired. On October 7, 2021, Duke Energy Ohio requested deferral treatment of the property, plant and equipment as well as costs related to propane inventory and decommissioning costs. There is approximately $27 million in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020, related to the propane caverns. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Indiana
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020. On June 29, 2020, the IURC issued an order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order approved Duke Energy Indiana’s requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The IURC reduced Duke Energy Indiana’s request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction was due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% was due to the approved ROE of 9.7% versus the requested ROE of 10.4% and approximately 20% was related to miscellaneous earnings neutral adjustments. Step one rates were estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates are estimated to be the remaining 25% of the total rate increase. Step two rates were approved July 28, 2021, and implemented in August 2021. Step two rates are based on a return on equity of 9.7% and actual December 31, 2020 capital structure with a 54% equity component. Step two rates will be reconciled to January 1, 2021. Several groups appealed the IURC order to the Indiana Court of Appeals. Appellate briefs were filed on October 14, 2020, focusing on three issues: wholesale sales allocations, coal ash basin cost recovery and the Edwardsport IGCC operating and maintenance expense level approved. The appeal was fully briefed in January 2021 and an oral argument was held on April 8, 2021. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. The Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group filed a joint petition to transfer the rate case appeal to the Indiana Supreme Court on June 28, 2021. Response briefs were filed July 19, 2021. The Indiana Supreme Court granted the petition to transfer on September 16, 2021, and scheduled oral argument for November 16, 2021. Duke Energy Indiana cannot predict the outcome of this matter.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC approved coal ash basin closure costs expended through 2018 including financing costs as a regulatory asset and included in rate base. The IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020. Briefing was completed by mid-September 2021. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The IURC order is subject to appeal within 30 days to the IURC or the Indiana Court of Appeals. Duke Energy Indiana cannot predict the outcome of this matter.

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
2021 North Carolina Rate Case
On March 22, 2021, Piedmont filed an application with the NCUC for a rate increase for retail customers of approximately $109 million, which represents an approximate 10% increase in retail revenues. The rate increase is driven by customer growth and significant infrastructure upgrade investments (plant additions) since the last general rate case. Approximately 70% of the plant additions being rolled into rate base are categories of plant investment not covered under the IMR mechanism, which was originally approved as part of the 2013 North Carolina Rate Case. On July 28, 2021, Piedmont amended its requested increase to approximately $97 million.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On September 7, 2021, Piedmont and the Public Staff, the Carolina Utility Customers Association, Inc. and the Carolina Industrial Group for Fair Utility Rates IV filed a Stipulation of Partial Settlement (Stipulation), which is subject to review and approval by the NCUC, resolving most issues between these parties. Major components of the Stipulation include:
•A return on equity of 9.6% and a capital structure of 51.6% equity and 48.4% debt;
•Continuation of the IMR mechanism and margin decoupling; and
•A revenue increase of $67 million, subject to completion of the Robeson County LNG facility and the Pender Onslow County expansion project.
An evidentiary hearing to review the Stipulation and other issues concluded on September 9, 2021. On October 12, 2021, Piedmont notified the NCUC of its intent to implement the stipulated rates effective November 1, 2021, on a temporary basis and subject to refund. On October 18, 2021, Piedmont and the Public Staff filed supplemental testimony attesting to the completion of the Robeson County LNG facility and the Pender Onslow County expansion project and to the propriety of including the capital investment for these two projects in this proceeding. Piedmont cannot predict the outcome of this matter.
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
As part of the pretax charges to earnings of approximately $2.1 billion recorded in June 2020, within Equity in (losses) earnings of unconsolidated affiliates on the Duke Energy Condensed Consolidated Statements of Operations, Duke Energy established liabilities related to the cancellation of the ACP pipeline project. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. At September 30, 2021, there is $36 million and $63 million within Other Current Liabilities and Other Noncurrent Liabilities, respectively, in the Gas Utilities and Infrastructure segment. The liabilities represent Duke Energy's obligation of approximately $99 million to satisfy remaining ARO requirements to restore construction sites.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2021, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1-2(a)	324	$19
Allen Steam Station Units 4-5(b)	516	362
Cliffside Unit 5(b)	544	367
Duke Energy Progress
Mayo Unit 1(b)	704	640
Roxboro Units 3-4(b)	1,392	465
Duke Energy Florida
Crystal River Units 4-5(c)	1,410	1,658
Duke Energy Indiana (d)
Gibson Units 1-5(e)	2,822	1,814
Cayuga Units 1-2(e)	995	713
Total Duke Energy	8,707	$6,038

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
(e)The rate case filed July 2, 2019, included proposed depreciation rates reflecting retirement dates from 2026 to 2038. The depreciation rates reflecting these updated retirement dates were approved by the IURC as part of the rate case order issued on June 29, 2020.
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

(in millions)	September 30, 2021	December 31, 2020
Reserves for Environmental Remediation
Duke Energy	$74	$75
Duke Energy Carolinas	19	19
Progress Energy	17	19
Duke Energy Progress	6	6
Duke Energy Florida	11	12
Duke Energy Ohio	21	22
Duke Energy Indiana	5	6
Piedmont	12	10
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
Duke Energy
Texas Storm Uri Tort Litigation
Duke Energy and several Duke Energy renewables project companies have been named in multiple lawsuits arising out of Texas Storm Uri in mid-February 2021, and particularly, in the deregulated market managed by the Electric Reliability Council of Texas. There are 30 state court actions pending. These lawsuits seek recovery for property damages, personal injury and for wrongful death allegedly incurred by the plaintiffs as a result of power outages, which the plaintiffs claim was the result of the defendants' failures. The cases pending in state court have been consolidated into a Texas state court multidistrict litigation proceeding before a single judge to handle all pretrial coordination. Duke Energy cannot predict the outcomes of these matters.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

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
Duke Energy Carolinas and Duke Energy Progress have resolved claims against all, but two of the insurers, sued in this litigation and are dismissing their claims against the settling insurers. Duke Energy Carolinas and Duke Energy Progress have received approximately $418 million of coal ash insurance litigation proceeds from settlements with insurer-defendants and these proceeds will be distributed in accordance with the terms of the CCR settlement agreement. The companies are assessing their options with regard to the two remaining foreign insurers that have defaulted. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
Ruben Villano, et al. v. Duke Energy Carolinas, LLC
On June 16, 2021, a group of nine individuals went over a low head dam adjacent to the Dan River Steam Station in Eden, North Carolina, while water tubing. Emergency personnel rescued four people and five others were confirmed deceased. On August 11, 2021, Duke Energy Carolinas was served with the complaint filed in Durham County Superior Court on behalf of four survivors, which was later amended to include all the decedents along with the survivors. The lawsuit alleges that Duke Energy Carolinas knew that the river was used for recreational purposes and that Duke Energy did not adequately warn about the dam. On September 30, 2021, Duke Energy Carolinas filed its Motion to Dismiss and Motion for Transfer of Venue from Durham County to Rockingham County. A hearing on these motions is set for November 15, 2021, and discovery has commenced. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2021, there were 74 asserted claims for non-malignant cases with cumulative relief sought of up to $15 million, and 58 asserted claims for malignant cases with cumulative relief sought of up to $21 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $508 million at September 30, 2021, and $572 million at December 31, 2020. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2041 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2041 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $697 million in excess of the self-insured retention. Receivables for insurance recoveries were $644 million at September 30, 2021, and $704 million at December 31, 2020. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The reserve for credit losses for insurance receivables based on adoption of the new standard is $15 million for Duke Energy and Duke Energy Carolinas as of September 30, 2021, and December 31, 2020. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On June 18, 2018, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims for damages incurred for the period 2014 through 2018. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage in the amount of $100 million and $200 million for Duke Energy Progress and Duke Energy Florida, respectively. Discovery is now complete, and trial is anticipated to be scheduled in 2022. Duke Energy Progress and Duke Energy Florida cannot predict the outcome of this matter.
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
The final arbitration hearing occurred during the week of December 7, 2020. An interim arbitral award was issued in March 2021, upholding Duke Energy Florida's positions on all issues and awarding the company termination costs. In May 2021, the final arbitral award was issued awarding Duke Energy Florida its claimed fees and costs. On August 18, 2021, Duke Energy Florida filed a motion in Florida state court to confirm the arbitral award.
Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council (HEC) filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication challenging the Indiana Department of Environmental Management’s (IDEM's) December 10, 2019, partial approval of Duke Energy Indiana’s ash pond closure plan. After hearing oral arguments in early April 2021 on Duke Energy Indiana's and HEC's competing Motions for Summary Judgment, on May 4, 2021, the administrative court rejected all of HEC’s claims and issued a ruling in favor of Duke Energy Indiana. On June 3, 2021, HEC filed an appeal in Superior Court to seek judicial review of the order. On June 25, 2021, Duke Energy Indiana filed its response to the Petition to Review. On August 30, 2021, HEC served Duke Energy Indiana with its Brief in Support of Petition for Judicial Review. On October 29, 2021, Duke Energy Indiana and IDEM filed their response briefs. HEC's Reply Brief is due on or before November 22, 2021. Oral argument will be heard in December 2021, in Marion County Superior Court. Duke Energy Indiana cannot predict the outcome of this matter.
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

5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2021
				Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Piedmont
Unsecured Debt
March 2021(a)	March 2031	2.500%	$350	$—	$—	$—	$350
June 2021(b)(c)	June 2023	2.500%	500	500	—	—	—
June 2021(c)	June 2031	2.550%	1,000	1,000	—	—	—
June 2021(c)	June 2041	3.300%	750	750	—	—	—
June 2021(c)	June 2051	3.500%	750	750	—	—	—
September 2021(d)	January 2082	3.250%	500	500	—	—	—
First Mortgage Bonds
April 2021(e)	April 2031	2.550%	550	—	550	—	—
April 2021(e)	April 2051	3.450%	450	—	450	—	—
August 2021(f)	August 2031	2.000%	650	—	—	650	—
August 2021(f)	August 2051	2.900%	450	—	—	450	—
Total issuances			$5,950	$3,500	$1,000	$1,100	$350
(a)Debt issued to repay at maturity $160 million senior unsecured notes due June 2021, pay down short-term debt and for general corporate purposes.
(b)Debt issuance has a floating interest rate.
(c)Debt issued to repay $1.75 billion of Duke Energy (Parent) 2021 debt maturities, to repay a portion of short-term debt and for general corporate purposes.
(d)Debt issued to repay in October 2021 $500 million of Duke Energy (Parent) unsecured notes. The interest rate resets every five years.
(e)Debt issued to repay at maturity $500 million first mortgage bonds due June 2021, pay down short-term debt and for general company purposes.
(f)Debt issued to repay at maturity a total of $600 million first mortgage bonds due September 2021, pay down short-term debt and for general company purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2021
Unsecured Debt
Duke Energy (Parent)(a)	October 2021	5.125%	500
Duke Energy Florida(b)	November 2021	0.372%	200
Duke Energy Progress(b)	February 2022	0.305%	700
Duke Energy (Parent)	March 2022	3.227%	300
Duke Energy (Parent)(b)	March 2022	0.764%	300
Progress Energy	April 2022	3.150%	450
Duke Energy (Parent)	August 2022	3.050%	500
Duke Energy (Parent)	August 2022	2.400%	500
First Mortgage Bonds
Duke Energy Indiana	January 2022	8.850%	53
Duke Energy Carolinas	May 2022	3.350%	350
Duke Energy Progress	May 2022	2.800%	500
Other(c)			520
Current maturities of long-term debt			$4,873
(a)Junior unsecured notes due January 2073 were redeemed on October 7, 2021.
(b)Debt has a floating interest rate.
(c)Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	September 30, 2021
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,275	$1,150	$850	$775	$600	$700
Reduction to backstop issuances
Commercial paper(b)	(1,611)	389	(375)	(253)	(527)	(419)	(150)	(276)
Outstanding letters of credit	(31)	(25)	(4)	(2)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$6,277	$3,014	$896	$895	$323	$356	$369	$424
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Other Credit Facilities

	September 30, 2021
(in millions)	Facility size	Amount drawn
Duke Energy (Parent) Three-Year Revolving Credit Facility(a)	$1,000	$500
(a)During March 2021, Duke Energy extended the maturity date of the Three-Year Revolving Credit Facility from May 2022 to May 2024.
Duke Energy Ohio Term Loan Facility
In October 2021, Duke Energy Ohio entered into a two-year term loan facility with commitments totaling $100 million. Borrowings under the facility will be used to pay down short-term debt and for general corporate purposes. The term loan was fully drawn at the time of closing in October. The balance will be classified as Long-Term Debt on Duke Energy Ohio’s Condensed Consolidated Balance Sheets.
Duke Energy Kentucky Term Loan Facility
In October 2021, Duke Energy Kentucky entered into a two-year term loan facility with commitments totaling $50 million. Borrowings under the facility will be used to pay down short-term debt and for general corporate purposes. The term loan was fully drawn at the time of closing in October. The balance will be classified as Long-Term Debt on Duke Energy Ohio's Condensed Consolidated Balance Sheet.
Duke Energy Indiana Term Loan Facility
In October 2021, Duke Energy Indiana entered into a two-year term loan facility with commitments totaling $300 million. Borrowings under the facility will be used to pay down short-term debt and for general corporate purposes. The term loan was fully drawn at the time of closing in October. The balance will be classified as Long-Term Debt on Duke Energy Indiana’s Condensed Consolidated Balance Sheet.
6. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2021, and December 31, 2020.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303

FINANCIAL STATEMENTS	GOODWILL

Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2021, and December 31, 2020.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in the third quarter of 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$207	$198	$653	$528
Indemnification coverages(b)	6	5	18	15
Joint Dispatch Agreement (JDA) revenue(c)	6	6	32	16
JDA expense(c)	68	28	133	72
Intercompany natural gas purchases(d)	14	10	43	26
Progress Energy
Corporate governance and shared service expenses(a)	$201	$185	$615	$520
Indemnification coverages(b)	10	9	31	27
JDA revenue(c)	68	28	133	72
JDA expense(c)	6	6	32	16
Intercompany natural gas purchases(d)	19	18	56	56
Duke Energy Progress
Corporate governance and shared service expenses(a)	$121	$113	$367	$301
Indemnification coverages(b)	4	4	14	13
JDA revenue(c)	68	28	133	72
JDA expense(c)	6	6	32	16
Intercompany natural gas purchases(d)	19	18	56	56
Duke Energy Florida
Corporate governance and shared service expenses(a)	$80	$72	$248	$219
Indemnification coverages(b)	6	5	17	14
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$79	$80	$237	$241
Indemnification coverages(b)	1	1	3	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$96	$102	$302	$300
Indemnification coverages(b)	2	2	6	6
Piedmont
Corporate governance and shared service expenses(a)	$32	$31	$101	$102
Indemnification coverages(b)	1	1	3	2
Intercompany natural gas sales(d)	33	28	99	82
Natural gas storage and transportation costs(e)	6	6	17	17

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS

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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2021
Intercompany income tax receivable	$—	$36	$—	$8	$1	$—	$14
Intercompany income tax payable	133	—	51	—	—	17	—

December 31, 2020
Intercompany income tax receivable	$—	$—	$—	$—	$—	$9	$10
Intercompany income tax payable	31	33	46	35	2	—	—
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

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2021, and 2020, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables segment and forward-starting interest rate swaps not accounted for under regulatory accounting.
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
The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$2,094	$—	$—	$—	$—	$—
Undesignated contracts	1,371	350	900	400	500	27
Total notional amount(a)	$3,465	$350	$900	$400	$500	$27

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges	$632	$—	$—	$—	$—	$—
Undesignated contracts	1,177	400	750	750	—	27
Total notional amount(a)	$1,809	$400	$750	$750	$—	$27
(a)Duke Energy includes amounts related to consolidated VIEs of $594 million in cash flow hedges and $94 million in undesignated contracts as of September 30, 2021, and $632 million in cash flow hedges as of December 31, 2020.
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2021, and 2020, were not material. Duke Energy’s commodity derivatives designated as hedges include long-term electricity sales in the Commercial Renewables segment.
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

	September 30, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	29,044	—	—	—	3,004	15,881	—
Natural gas (millions of dekatherms)	772	230	190	190	—	7	345

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	35,409	—	—	—	2,559	10,802	—
Natural gas (millions of dekatherms)	678	145	158	158	—	2	373
(a)Duke Energy includes 10,159 GWh and 22,048 GWh related to cash flow hedges as of September 30, 2021, and December 31, 2020, respectively.
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

Derivative Assets	September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$359	$171	$135	$135	$—	$4	$36	$12
Noncurrent	177	100	78	78	—	—	—	—
Total Derivative Assets – Commodity Contracts	$536	$271	$213	$213	$—	$4	$36	$12
Interest Rate Contracts
Designated as Hedging Instruments
Current	$2	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$2	$—	$2	$2	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$7	$—	$2	$2	$—	$—	$—	$—
Total Derivative Assets	$543	$271	$215	$215	$—	$4	$36	$12

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$37	$—	$—	$—	$—	$—	$—	—
Noncurrent	120	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$33	$12	$—	$—	$—	$—	$2	$20
Noncurrent	128	—	—	—	—	—	—	128
Total Derivative Liabilities – Commodity Contracts	$318	$12	$—	$—	$—	$—	$2	$148
Interest Rate Contracts
Designated as Hedging Instruments
Current	$45	$—	$—	$—	$—	$—	$—	$—
Noncurrent	29	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	19	6	12	—	12	1	—	—
Noncurrent	4	—	—	—	—	4	—	—
Total Derivative Liabilities – Interest Rate Contracts	$97	$6	$12	$—	$12	$5	$—	$—
Total Derivative Liabilities	$415	$18	$12	$—	$12	$5	$2	$148

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$30	$14	$9	$9	$—	$1	$6	$1
Noncurrent	13	6	6	6	—	—	—	—
Total Derivative Assets – Commodity Contracts	$43	$20	$15	$15	$—	$1	$6	$1
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets	$61	$20	$33	$33	$—	$1	$6	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$14	$—	$—	$—	$—	$—	$—	$—
Noncurrent	70	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$30	$13	$2	$2	$—	$—	$1	$15
Noncurrent	137	3	27	12	—	—	—	107
Total Derivative Liabilities – Commodity Contracts	$251	$16	$29	$14	$—	$—	$1	$122
Interest Rate Contracts
Designated as Hedging Instruments
Current	$15	$—	$—	$—	$—	$—	$—	$—
Noncurrent	48	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	5	4	—	—	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$73	$4	$—	$—	$—	$6	$—	$—
Total Derivative Liabilities	$324	$20	$29	$14	$—	$6	$1	$122
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

Derivative Assets	September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$363	$171	$137	$137	$—	$4	$36	$12
Gross amounts offset	(143)	(87)	(56)	(56)	—	—	—	—
Net amounts presented in Current Assets: Other	$220	$84	$81	$81	$—	$4	$36	$12
Noncurrent
Gross amounts recognized	$180	$100	$78	$78	$—	$—	$—	$—
Gross amounts offset	(71)	(45)	(26)	(26)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$109	$55	$52	$52	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$134	$18	$12	$—	$12	$1	$2	$20
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Liabilities: Other	$134	$18	$12	$—	$12	$1	$2	$20
Noncurrent
Gross amounts recognized	$281	$—	$—	$—	$—	$4	$—	$128
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$281	$—	$—	$—	$—	$4	$—	$128

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$48	$14	$27	$27	$—	$1	$6	$1
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$45	$12	$25	$25	$—	$1	$6	$1
Noncurrent
Gross amounts recognized	$13	$6	$6	$6	$—	$—	$—	$—
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$8	$5	$2	$2	$—	$—	$—	$—

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$64	$17	$2	$2	$—	$1	$1	$15
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$61	$15	$—	$—	$—	$1	$1	$15
Noncurrent
Gross amounts recognized	$260	$3	$27	$12	$—	$5	$—	$107
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$255	$2	$23	$8	$—	$5	$—	$107
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2021, and December 31, 2020.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$164	$—	$—	$177
Equity securities	4,700	35	6,754	4,138	54	6,235
Corporate debt securities	44	5	847	76	1	806
Municipal bonds	13	1	296	22	—	370
U.S. government bonds	34	8	1,605	51	—	1,361
Other debt securities	4	1	195	8	—	180
Total NDTF Investments	$4,795	$50	$9,861	$4,295	$55	$9,129
Other Investments
Cash and cash equivalents	$—	$—	$87	$—	$—	$127
Equity securities	83	—	145	79	—	146
Corporate debt securities	4	1	130	8	—	110
Municipal bonds	3	1	69	5	—	86
U.S. government bonds	—	—	50	—	—	42
Other debt securities	—	—	34	—	—	47
Total Other Investments	$90	$2	$515	$92	$—	$558
Total Investments	$4,885	$52	$10,376	$4,387	$55	$9,687
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2021, and 2020, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FV-NI:
Realized gains	$34	$13	$320	$338
Realized losses	40	16	100	148
AFS:
Realized gains	17	26	51	73
Realized losses	15	19	46	38

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$60	$—	$—	$30
Equity securities	2,725	14	3,912	2,442	23	3,685
Corporate debt securities	27	3	495	49	1	510
Municipal bonds	1	—	24	6	—	91
U.S. government bonds	18	2	752	25	—	475
Other debt securities	4	1	190	7	—	174
Total NDTF Investments	$2,775	$20	$5,433	$2,529	$24	$4,965
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2021, and 2020, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FV-NI:
Realized gains	$25	$10	$243	$46
Realized losses	29	12	68	82
AFS:
Realized gains	10	20	35	50
Realized losses	10	17	32	30
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$104	$—	$—	$147
Equity securities	1,975	21	2,842	1,696	31	2,550
Corporate debt securities	17	2	352	27	—	296
Municipal bonds	12	1	272	16	—	279
U.S. government bonds	16	6	853	26	—	886
Other debt securities	—	—	5	1	—	6
Total NDTF Investments	$2,020	$30	$4,428	$1,766	$31	$4,164
Other Investments
Cash and cash equivalents	$—	$—	$18	$—	$—	$106
Municipal bonds	2	—	26	3	—	26
Total Other Investments	$2	$—	$44	$3	$—	$132
Total Investments	$2,022	$30	$4,472	$1,769	$31	$4,296

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2021, and 2020, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FV-NI:
Realized gains	$9	$3	$77	$292
Realized losses	11	4	32	66
AFS:
Realized gains	7	6	14	17
Realized losses	6	2	12	7
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$92	$—	$—	$76
Equity securities	1,882	21	2,736	1,617	31	2,459
Corporate debt securities	17	2	287	27	—	296
Municipal bonds	12	1	272	16	—	279
U.S. government bonds	16	2	466	26	—	412
Other debt securities	—	—	5	1	—	6
Total NDTF Investments	$1,927	$26	$3,858	$1,687	$31	$3,528
Other Investments
Cash and cash equivalents	$—	$—	$16	$—	$—	$1
Total Other Investments	$—	$—	$16	$—	$—	$1
Total Investments	$1,927	$26	$3,874	$1,687	$31	$3,529
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2021, and 2020, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FV-NI:
Realized gains	$9	$3	$76	$43
Realized losses	11	4	31	51
AFS:
Realized gains	6	6	13	17
Realized losses	5	2	11	7

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$12	$—	$—	$71
Equity securities	93	—	106	79	—	91
Corporate debt securities	—	—	65	—	—	—
U.S. government bonds	—	4	387	—	—	474
Total NDTF Investments(a)	$93	$4	$570	$79	$—	$636
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Municipal bonds	2	—	26	3	—	26
Total Other Investments	$2	$—	$27	$3	$—	$27
Total Investments	$95	$4	$597	$82	$—	$663
(a)During the nine months ended September 30, 2021, and the year ended December 31, 2020, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2021, and 2020, were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FV-NI:
Realized gains	$—	$—	$1	$249
Realized losses	—	—	1	15
AFS:
Realized gains	1	—	1	—
Realized losses	1	—	1	—
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	September 30, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$19	$—	$—	$1
Equity securities	56	—	90	58	—	97
Corporate debt securities	—	—	5	—	—	3
Municipal bonds	1	1	36	1	—	38
U.S. government bonds	—	—	5	—	—	4
Total Investments	$57	$1	$155	$59	$—	$143
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2021, and 2020, were immaterial.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	September 30, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$151	$3	$121	$22	$99	$5
Due after one through five years	954	343	548	244	304	18
Due after five through 10 years	639	268	286	247	39	8
Due after 10 years	1,482	847	553	517	36	15
Total	$3,226	$1,461	$1,508	$1,030	$478	$46
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

	September 30, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$164	$164	$—	$—	$—
NDTF equity securities	6,754	6,705	—	—	49
NDTF debt securities	2,943	998	1,945	—	—
Other equity securities	145	145	—	—	—
Other debt securities	283	45	238	—	—
Other cash and cash equivalents	87	87	—	—	—
Derivative assets	543	27	490	26	—
Total assets	10,919	8,171	2,673	26	49
Derivative liabilities	(415)	(2)	(256)	(157)	—
Net assets (liabilities)	$10,504	$8,169	$2,417	$(131)	$49

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$177	$177	$—	$—	$—
NDTF equity securities	6,235	6,189	—	—	46
NDTF debt securities	2,717	874	1,843	—	—
Other equity securities	146	146	—	—	—
Other debt securities	285	37	248	—	—
Other cash and cash equivalents	127	127	—	—	—
Derivative assets	61	1	53	7	—
Total assets	9,748	7,551	2,144	7	46
Derivative liabilities	(324)	—	(240)	(84)	—
Net assets (liabilities)	$9,424	$7,551	$1,904	$(77)	$46
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$(131)	$(92)	$(77)	$(102)
Total pretax realized or unrealized losses included in comprehensive income	(11)	(102)	(86)	(102)
Purchases, sales, issuances and settlements:
Purchases	—	—	21	14
Settlements	4	(3)	(4)	(18)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	7	(6)	15	5
Balance at end of period	$(131)	$(203)	$(131)	$(203)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$60	$60	$—	$—
NDTF equity securities	3,912	3,863	—	49
NDTF debt securities	1,461	359	1,102	—
Derivative assets	271	—	271	—
Total assets	5,704	4,282	1,373	49
Derivative liabilities	(18)	—	(18)	—
Net assets	$5,686	$4,282	$1,355	$49

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$30	$30	$—	$—
NDTF equity securities	3,685	3,639	—	46
NDTF debt securities	1,250	192	1,058	—
Derivative assets	20	—	20	—
Total assets	4,985	3,861	1,078	46
Derivative liabilities	(20)	—	(20)	—
Net assets	$4,965	$3,861	$1,058	$46
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$104	$104	$—	$147	$147	$—
NDTF equity securities	2,842	2,842	—	2,550	2,550	—
NDTF debt securities	1,482	639	843	1,467	682	785
Other debt securities	26	—	26	26	—	26
Other cash and cash equivalents	18	18	—	106	106	—
Derivative assets	215	—	215	33	—	33
Total assets	4,687	3,603	1,084	4,329	3,485	844
Derivative liabilities	(12)	—	(12)	(29)	—	(29)
Net assets	$4,675	$3,603	$1,072	$4,300	$3,485	$815
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$92	$92	$—	$76	$76	$—
NDTF equity securities	2,736	2,736	—	2,459	2,459	—
NDTF debt securities	1,030	278	752	993	237	756
Other cash and cash equivalents	16	16	—	1	1	—
Derivative assets	215	—	215	33	—	33
Total assets	4,089	3,122	967	3,562	2,773	789
Derivative liabilities	—	—	—	(14)	—	(14)
Net assets	$4,089	$3,122	$967	$3,548	$2,773	$775

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$12	$12	$—	$71	$71	$—
NDTF equity securities	106	106	—	91	91	—
NDTF debt securities	452	361	91	474	445	29
Other debt securities	26	—	26	26	—	26
Other cash and cash equivalents	1	1	—	1	1	—
Total assets	597	480	117	663	608	55
Derivative liabilities	(12)	—	(12)	—	—	—
Net assets	$585	$480	$105	$663	$608	$55
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at September 30, 2021, and December 31, 2020.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2021				December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$90	$90	$—	$—	$97	$97	$—	$—
Other debt securities	46	—	46	—	45	—	45	—
Other cash and cash equivalents	19	19	—	—	1	1	—	—
Derivative assets	36	12	—	24	6	—	—	6
Total assets	191	121	46	24	149	98	45	6
Derivative liabilities	(2)	(2)	—	—	(1)	(1)	—	—
Net assets	$189	$119	$46	$24	$148	$97	$45	$6
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$22	$10	$6	$11
Purchases, sales, issuances and settlements:
Purchases	—	—	18	10
Settlements	(3)	(3)	(12)	(13)
Total gains included on the Condensed Consolidated Balance Sheet	5	1	12	—
Balance at end of period	$24	$8	$24	$8
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$12	$12	$—	$1	$1	$—
Derivative liabilities	(148)	—	(148)	(122)	—	(122)
Net (liabilities) assets	$(136)	$12	$(148)	$(121)	$1	$(122)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$—	$(105)	$—	$(117)
Total (losses) gains and settlements	—	(6)	—	6
Balance at end of period	$—	$(111)	$—	$(111)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2021
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(157)	RTO forward pricing	Forward electricity curves – price per MWh	$18.02	-	$143.85	$38.43
Duke Energy Ohio
FTRs	2	RTO auction pricing	FTR price – per MWh	0.06	-	1.27	0.71
Duke Energy Indiana
FTRs	24	RTO auction pricing	FTR price – per MWh	(1.11)	-	8.55	1.61
Duke Energy
Total Level 3 derivatives	$(131)

	December 31, 2020
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(84)	Discounted cash flow	Forward electricity curves – price per MWh	$14.68	-	$151.84	$28.84
Duke Energy Ohio
FTRs	1	RTO auction pricing	FTR price – per MWh	0.25	-	1.68	0.79
Duke Energy Indiana
FTRs	6	RTO auction pricing	FTR price – per MWh	(2.40)	-	7.41	1.05
Duke Energy
Total Level 3 derivatives	$(77)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2021		December 31, 2020
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$62,802	$69,381	$59,863	$69,292
Duke Energy Carolinas	12,975	14,964	12,218	14,917
Progress Energy	19,488	22,593	19,264	23,470
Duke Energy Progress	9,848	10,915	9,258	10,862
Duke Energy Florida	7,549	8,932	7,915	9,756
Duke Energy Ohio	3,092	3,517	3,089	3,650
Duke Energy Indiana	4,092	4,883	4,091	5,204
Piedmont	2,968	3,320	2,780	3,306
(a)Book value of long-term debt includes $1.3 billion at September 30, 2021, and December 31, 2020, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
At both September 30, 2021, and December 31, 2020, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
11. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2021, and the year ended December 31, 2020, or is expected to be provided in the future that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2023	December 2022	April 2023	April 2023
Credit facility amount	$350	$475	$350	$250
Amounts borrowed at September 30, 2021	350	475	350	250
Amounts borrowed at December 31, 2020	350	364	250	250
Restricted Receivables at September 30, 2021	535	915	532	443
Restricted Receivables at December 31, 2020	547	696	500	397
Nuclear Asset-Recovery Bonds – DEFPF
DEFPF is a bankruptcy remote, wholly owned special purpose subsidiary of Duke Energy Florida. DEFPF was formed in 2016 for the sole purpose of issuing nuclear asset-recovery bonds to finance Duke Energy Florida's unrecovered regulatory asset related to Crystal River Unit 3.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2021	December 31, 2020
Receivables of VIEs	$6	$4
Regulatory Assets: Current	54	53
Current Assets: Other	17	39
Other Noncurrent Assets: Regulatory assets	896	937
Current Liabilities: Other	2	10
Current maturities of long-term debt	56	55
Long-Term Debt	946	1,002
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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	September 30, 2021	December 31, 2020
Current Assets: Other	$330	$257
Property, Plant and Equipment: Cost	7,315	6,394
Accumulated depreciation and amortization	(1,414)	(1,242)
Other Noncurrent Assets: Other	110	67
Current maturities of long-term debt	165	167
Long-Term Debt	1,552	1,569
Other Noncurrent Liabilities: AROs	167	148
Other Noncurrent Liabilities: Other	341	316
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	September 30, 2021
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$47	$77
Investments in equity method unconsolidated affiliates	15	465	480	—	—
Deferred tax asset	58	—	58	—	—
Total assets	$73	$465	$538	$47	$77
Other current liabilities	61	3	64	—	—
Other noncurrent liabilities	63	3	66	—	—
Total liabilities	$124	$6	$130	$—	$—
Net (liabilities) assets	$(51)	$459	$408	$47	$77

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

	December 31, 2020
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$83	$110
Investments in equity method unconsolidated affiliates	—	530	530	—	—
Other noncurrent assets	31	—	31	—	—
Total assets	$31	$530	$561	$83	$110
Other current liabilities	928	5	933	—	—
Other noncurrent liabilities	8	10	18	—	—
Total liabilities	$936	$15	$951	$—	$—
Net assets (liabilities)	$(905)	$515	$(390)	$83	$110
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
Duke Energy has a 47% ownership interest in ACP. For the three and nine months ended September 30, 2020, the ACP investment was considered a significant subsidiary because its loss exceeded 10% of Duke Energy’s income. ACP's net loss for the three and nine months ended September 30, 2020, was $163 million and $4,505 million, respectively.
In 2020, Duke Energy determined that it would no longer invest in the construction of the ACP pipeline. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. See Notes 1 and 3 for further information regarding this transaction.
Commercial Renewables
Duke Energy has investments in various renewable energy project entities. Duke Energy has a 50% ownership in a VIE, which owns a portfolio of wind projects. This entity is a VIE as a result of Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. Duke Energy does not consolidate this VIE because power to direct and control key activities is shared jointly by Duke Energy and the other owner. Duke Energy also has equity ownership in an entity, which owns a portfolio of fuel cell projects. Duke Energy does not consolidate the fuel cell portfolio as it does not have the power to direct the activities that most significantly impact the economic performance of the entity.
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
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Receivables sold	$218	$270	$328	$344
Less: Retained interests	47	83	77	110
Net receivables sold	$171	$187	$251	$234

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Sales
Receivables sold	$486	$462	$1,490	$1,428	$794	$717	$2,176	$1,947
Loss recognized on sale	2	2	7	8	4	3	10	9
Cash flows
Cash proceeds from receivables sold	$490	$449	$1,519	$1,439	$798	$689	$2,199	$1,941
Collection fees received	—	1	1	1	—	—	1	1
Return received on retained interests	1	1	3	3	1	1	4	4
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

	Remaining Performance Obligations
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Progress Energy	$24	$107	$44	$45	$7	$51	$278
Duke Energy Progress	2	8	8	8	—	—	26
Duke Energy Florida	22	99	36	37	7	51	252
Duke Energy Indiana	—	1	9	14	15	25	64
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

	Remaining Performance Obligations
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Piedmont	$17	$67	$64	$61	$60	$336	$605
Commercial Renewables
Commercial Renewables earns the majority of its revenues through long-term PPAs and generally sells all of its wind and solar facility output, electricity and Renewable Energy Certificates (RECs) to customers. Some of these PPAs have been accounted for as leases. For PPAs that are not accounted for as leases, the delivery of electricity and the delivery of RECs are considered separate performance obligations.
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE

Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended September 30, 2021
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,955	$892	$1,525	$619	$906	$223	$316	$—
General	1,873	685	826	400	426	119	240	—
Industrial	861	360	264	195	69	35	202	—
Wholesale	619	111	399	324	75	19	89	—
Other revenues	252	72	198	118	80	17	23	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,560	$2,120	$3,212	$1,656	$1,556	$413	$870	$—

Gas Utilities and Infrastructure
Residential	$129	$—	$—	$—	$—	$62	$—	$66
Commercial	78	—	—	—	—	24	—	58
Industrial	30	—	—	—	—	3	—	26
Power Generation	—	—	—	—	—	—	—	23
Other revenues	33	—	—	—	—	4	—	9
Total Gas Utilities and Infrastructure revenue from contracts with customers	$270	$—	$—	$—	$—	$93	$—	$182

Commercial Renewables
Revenue from contracts with customers	$56	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$8	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$6,894	$2,120	$3,212	$1,656	$1,556	$506	$870	$182

Other revenue sources(a)	$57	$(16)	$21	$11	$5	$—	$16	$13
Total revenues	$6,951	$2,104	$3,233	$1,667	$1,561	$506	$886	$195
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

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
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2021
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$7,753	$2,368	$3,903	$1,657	$2,246	$589	$894	$—
General	4,805	1,685	2,170	1,036	1,134	329	619	—
Industrial	2,228	872	700	500	200	99	558	—
Wholesale	1,644	341	1,056	901	155	45	202	—
Other revenues	712	208	509	272	237	61	64	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$17,142	$5,474	$8,338	$4,366	$3,972	$1,123	$2,337	$—

Gas Utilities and Infrastructure
Residential	$747	$—	$—	$—	$—	$241	$—	$505
Commercial	373	—	—	—	—	99	—	273
Industrial	110	—	—	—	—	14	—	96
Power Generation	—	—	—	—	—	—	—	69
Other revenues	100	—	—	—	—	21	—	34
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,330	$—	$—	$—	$—	$375	$—	$977

Commercial Renewables
Revenue from contracts with customers	$163	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$20	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$18,655	$5,474	$8,338	$4,366	$3,972	$1,498	$2,337	$977

Other revenue sources(a)	$204	$(44)	$79	$51	$15	$(4)	$29	$39
Total revenues	$18,859	$5,430	$8,417	$4,417	$3,987	$1,494	$2,366	$1,016
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

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
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The following table presents the reserve for credit losses for trade and other receivables based on adoption of the new standard.

	Three Months Ended September 30, 2020 and 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at June 30, 2020	$102	$14	$29	$14	$14	$5	$3	$6
Write-Offs	12	(2)	15	13	2	—	—	—
Credit Loss Expense	(9)	—	(16)	(15)	—	—	—	3
Other Adjustments	28	10	9	9	—	—	—	—
Balance at September 30, 2020	$133	$22	$37	$21	$16	$5	$3	$9

Balance at June 30, 2021	$123	$42	$36	$21	$16	$4	$3	$13
Write-Offs	(13)	(3)	(6)	(3)	(3)	—	—	(4)
Credit Loss Expense	11	4	6	3	3	—	—	2
Other Adjustments	2	(1)	—	—	—	—	—	4
Balance at September 30, 2021	$123	$42	$36	$21	$16	$4	$3	$15

	Nine Months Ended September 30, 2020 and 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$76	$10	$16	$8	$7	$4	$3	$6
Cumulative Change in Accounting Principle	5	1	2	1	1	—	—	1
Write-Offs	(7)	(8)	8	8	—	—	—	(5)
Credit Loss Expense	24	9	2	(5)	8	1	—	7
Other Adjustments	35	10	9	9	—	—	—	—
Balance at September 30, 2020	$133	$22	$37	$21	$16	$5	$3	$9

Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12
Write-Offs	(39)	(10)	(20)	(11)	(9)	—	—	(7)
Credit Loss Expense	40	20	19	9	10	—	—	6
Other Adjustments	(24)	9	—	—	1	—	—	4
Balance at September 30, 2021	$123	$42	$36	$21	$16	$4	$3	$15
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
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$826	$308	$242	$125	$117	$5	$27	$7
0-30 days	2,201	689	910	521	388	65	41	80
30-60 days	194	74	63	37	26	7	5	6
60-90 days	57	30	14	6	8	1	1	3
90+ days	161	68	27	5	22	31	10	9
Deferred Payment Arrangements(c)	113	66	29	21	8	2	—	6
Trade and Other Receivables	$3,552	$1,235	$1,285	$715	$569	$111	$84	$111

FINANCIAL STATEMENTS	REVENUE

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$969	$328	$283	$167	$116	$2	$16	$86
0-30 days	1,789	445	707	398	307	60	26	149
30-60 days	185	80	54	25	29	8	3	8
60-90 days	22	1	10	4	6	2	1	3
90+ days	119	16	32	9	23	30	12	9
Deferred Payment Arrangements(c)	215	96	80	52	28	—	—	7
Trade and Other Receivables	$3,299	$966	$1,166	$655	$509	$102	$58	$262
(a)Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 11 for further information. These receivables for unbilled revenues are $64 million and $115 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of September 30, 2021, and $87 million and $134 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2020.
(c)Due to certain customer financial hardships created by the COVID-19 pandemic and resulting stay-at-home orders, Duke Energy permitted customers to defer payment of past-due amounts through an installment payment plan over a period of several months.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net income available to Duke Energy common stockholders	$1,366	$1,265	$3,070	$1,347
Accumulated preferred stock dividends adjustment	12	12	12	13
Less: Impact of participating securities	1	1	3	2
Income from continuing operations available to Duke Energy common stockholders	$1,377	$1,276	$3,079	$1,358

Weighted average common shares outstanding – basic and diluted	769	735	769	735
EPS available to Duke Energy common stockholders
Basic and diluted	$1.79	$1.74	$4.00	$1.85
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.985	$0.965	$2.915	$2.855
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$0.359	$1.078	$1.078
Dividends declared on Series B preferred stock per share(c)	$24.375	$24.375	$48.750	$49.292
(a)Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
(b)5.75% Series A Cumulative Redeemable Perpetual Preferred Stock dividends are payable quarterly in arrears on the 16th day of March, June, September and December. The preferred stock has a $25 liquidation preference per depositary share.
(c)4.875% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock dividends are payable semiannually in arrears on the 16th day of March and September. The preferred stock has a $1,000 liquidation preference per share.

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
Duke Energy monitors lump-sum benefit payment activity associated with its defined benefit retirement plans. Duke Energy does not believe it is probable that total lump-sum benefit payments will exceed the settlement threshold, defined as the sum of service cost and interest cost on projected benefit obligation components of net periodic pension costs, for any of its defined benefit retirement plans in 2021. If Duke Energy believed it were probable that total lump-sum benefit payments would exceed the settlement threshold in 2021, then a settlement charge reflecting the recognition of a pro-rata portion of previously unrecognized actuarial losses, equal to the percentage of reduction in the projected benefit obligation resulting from total lump-sum benefit payments, would be recognized.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$43	$14	$13	$7	$5	$2	$2	$1
Interest cost on projected benefit obligation	55	13	17	8	10	2	5	2
Expected return on plan assets	(139)	(36)	(47)	(21)	(25)	(7)	(10)	(5)
Amortization of actuarial loss	33	7	10	5	5	2	3	2
Amortization of prior service credit	(7)	(2)	(1)	—	(1)	—	—	(1)
Amortization of settlement charges	2	1	1	—	—	—	—	1
Net periodic pension costs	$(13)	$(3)	$(7)	$(1)	$(6)	$(1)	$—	$—

	Three Months Ended September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$41	$12	$12	$6	$5	$1	$2	$1
Interest cost on projected benefit obligation	67	16	21	10	12	4	6	2
Expected return on plan assets	(143)	(36)	(48)	(22)	(25)	(7)	(11)	(5)
Amortization of actuarial loss	32	7	10	4	6	2	3	2
Amortization of prior service credit	(8)	(2)	—	—	—	—	—	(2)
Amortization of settlement charges	11	6	5	5	1	—	1	1
Net periodic pension costs	$—	$3	$—	$3	$(1)	$—	$1	$(1)

	Nine Months Ended September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$131	$42	$38	$22	$16	$4	$7	$4
Interest cost on projected benefit obligation	165	38	52	23	29	9	14	6
Expected return on plan assets	(418)	(106)	(141)	(63)	(76)	(21)	(30)	(15)
Amortization of actuarial loss	100	22	29	14	15	5	10	7
Amortization of prior service credit	(22)	(6)	(2)	(1)	(1)	—	(1)	(6)
Amortization of settlement charges	6	4	2	1	—	—	—	1
Net periodic pension costs	$(38)	$(6)	$(22)	$(4)	$(17)	$(3)	$—	$(3)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Nine Months Ended September 30, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$124	$38	$36	$20	$16	$3	$6	$4
Interest cost on projected benefit obligation	202	47	64	29	35	12	17	7
Expected return on plan assets	(429)	(108)	(143)	(66)	(76)	(21)	(32)	(16)
Amortization of actuarial loss	96	21	30	13	17	5	9	7
Amortization of prior service credit	(24)	(6)	(2)	(1)	(1)	—	(1)	(7)
Amortization of settlement charges	16	8	6	6	1	—	1	1
Net periodic pension costs	$(15)	$—	$(9)	$1	$(8)	$(1)	$—	$(4)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and nine months ended September 30, 2021, and 2020.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and nine months ended September 30, 2021, and 2020.
15. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Duke Energy	6.6%	7.8%	6.7%	(6.4)%
Duke Energy Carolinas	2.9%	12.0%	3.6%	13.6%
Progress Energy	12.9%	10.4%	11.5%	13.4%
Duke Energy Progress	6.3%	3.1%	5.9%	10.0%
Duke Energy Florida	19.1%	21.4%	19.1%	20.3%
Duke Energy Ohio	13.4%	16.7%	15.3%	16.6%
Duke Energy Indiana	15.8%	19.6%	16.3%	19.4%
Piedmont	25.0%	16.7%	8.4%	3.7%
The decrease in the ETR for Duke Energy for the three months ended September 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy for the nine months ended September 30, 2021, was primarily due to the cancellation of the ACP pipeline project recorded in the prior year, partially offset by an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Carolinas for the three and nine months ended September 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The increase in the ETR for Progress Energy for the three months ended September 30, 2021, was primarily due to a decrease in the amortization of excess deferred taxes.
The decrease in the ETR for Progress Energy for the nine months ended September 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Progress for the three months ended September 30, 2021, was primarily due to a decrease in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Progress for the nine months ended September 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Florida for the three and nine months ended September 30, 2021, was primarily due to unfavorable tax adjustments in the prior year.
The decrease in the ETR for Duke Energy Ohio for the three and nine months ended September 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Indiana for the three and nine months ended September 30, 2021, was primarily due to an increase in the amortization of excess deferred taxes.

FINANCIAL STATEMENTS	INCOME TAXES

The increase in the ETR for Piedmont for the three months ended September 30, 2021, was primarily due to a certain favorable tax credits.
The increase in the ETR for Piedmont for the nine months ended September 30, 2021, was primarily due to a decrease in AFUDC equity.
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
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the U.S. primarily through its subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2021, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020.
Executive Overview
Advancing Our Clean Energy Transformation
During the third quarter, we continued to execute on our clean energy transformation, delivering strong, sustainable value for shareholders, customers, communities and employees.
•In October 2021, North Carolina House Bill 951 was signed into law after legislative leaders announced bipartisan support for new state policy that would accelerate a clean energy transition for generation serving customers in the Carolinas, including providing a framework for a goal of 70% carbon reduction in electric generation from 2005 levels by 2030 and carbon neutrality by 2050 while continuing to prioritize affordability and reliability for our customers, who are located in both North and South Carolina. The legislation establishes a framework overseen by the NCUC to advance state CO2 emission reductions through the use of least cost planning, including stakeholder involvement, and also introduces modernized recovery mechanisms, including multi-year rate plans, that promote more efficient recovery of investments and align incentives between the company and the state’s energy policy objectives. The goals for a clean energy transition are generally consistent with Duke Energy Carolinas' and Duke Energy Progress' resource planning filings with the PSCSC.
•Also in October 2021, the Southeast Energy Exchange Market (SEEM) received clearance from the FERC. The new SEEM platform will facilitate sub-hourly, bilateral trading, allowing participants to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. Southeastern electricity customers are expected to see cost, reliability and environmental benefits.
•In a significant move to support the company’s path to net-zero strategy, in September 2021 we completed the first phase of the investment of a 19.9% minority interest in Duke Energy Indiana by an affiliate of GIC, transferring 11.05% interest in exchange for approximately $1.025 billion. The proceeds from the $2.05 billion investment are expected to address common equity needs through 2025 to partially fund the company’s $59 billion capital and investment expenditure plan. This plan includes grid improvement, investments in clean energy and an improved customer experience – keys to our strategy to reduce carbon emissions from electricity generation to net-zero by 2050.
•In September 2021, we announced Ledyard Windpower, a 207-MW project and our first wind farm in Iowa. Once in operation next year, this project will increase the company’s U.S. wind capacity to over 3,100 MW.
•In August 2021, we announced a partnership with Accenture and Microsoft to develop a novel technology platform with the intent of measuring baseline methane emissions from natural gas distribution systems with a high level of accuracy in near real time. Once deployed, we expect the use of satellite technology and the new platform will increase the speed of a field response team’s ability to identify and repair methane leaks along distribution lines and systems.
Regulatory Activity. During the third quarter of 2021, we continued to move our regulatory strategy forward. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•In October 2021, Duke Energy Ohio filed a request to review the company’s electric distribution rates, seeking approval to increase current electric distribution rates by approximately $55 million. Duke Energy Ohio has invested more than $800 million in a variety of capital projects across southwest Ohio since it last requested a regulatory review of its electric distribution rates in 2017. Also, in October 2021, Duke Energy Kentucky reached a constructive natural gas rate case settlement with the Attorney General, subject to review and approval of the KPSC.
•In September 2021, Piedmont Natural Gas, the Public Staff of the NCUC, the Carolina Utility Customers Association, Inc., and the Carolina Industrial Group for Fair Utility Rates IV, filed a stipulation resolving all issues between these parties related to Piedmont’s rate case filed in March 2021. This constructive outcome provided for a return on equity of 9.60% and 51.60% equity component of the capital structure resulting in an overall rate of return of 6.90%, with an increase in pretax income (base rates) of approximately $67 million. The Stipulation is subject to the review and approval of the NCUC.
•We received approximately $418 million of coal ash insurance litigation proceeds from our settlements with insurer-defendants. Proceeds will be distributed in accordance with the terms of the CCR settlement agreement.
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
MGP
Duke Energy Ohio and other parties have filed with the PUCO a Stipulation and Recommendation that would resolve all open issues regarding manufactured gas plant remediation costs incurred between 2013 and 2019, including Duke Energy Ohio's request for additional deferral authority beyond 2019, and the pending issues related to the Tax Act as it relates to Duke Energy Ohio's natural gas operations. These impacts, if approved by the PUCO, are not expected to have a material impact on Duke Energy Ohio's financial statements. Failure to approve the Stipulation and Recommendation, disallowance of costs incurred, failure to complete the work by the deadline or failure to obtain an extension from the PUCO could result in an adverse impact.
For additional information, see Notes 3 and 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and "Commitments and Contingencies," respectively.
Commercial Renewables
Duke Energy continues to monitor recoverability of renewable merchant plants located in the Electric Reliability Council of Texas West market and in the PJM West market, due to fluctuating market pricing and long-term forecasted energy prices. Based on the most recent recoverability test, the carrying value approximated the aggregate estimated future undiscounted cash flows for the assets under review. A continued decline in energy market pricing or other factors unfavorably impacting the economics would likely result in a future impairment. Impairment of these assets could result in adverse impacts. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, "Business Segments."
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the Electric Reliability Council of Texas market. Lost revenues and higher than expected purchased power costs have negatively impacted the operating results of these generating units. The financial impact of the storm is expected to be material to the Commercial Renewables segment's 2021 operating results. In addition, Duke Energy has been named in multiple lawsuits arising out of this winter storm. For more information, see Notes 2 and 4 to the Condensed Consolidated Financial Statements, "Business Segments" and "Commitments and Contingencies," respectively.
COVID-19
Duke Energy continues to monitor the impacts of the COVID-19 pandemic on its results of operations, financial position and cash flows as a result of the economic slowdown caused by reduced operations of businesses and governmental agencies and the corresponding reduction in the demand for energy. Duke Energy has experienced improvement in energy sales, aging of receivables and operating results in recent periods and continues efforts to partially offset these impacts. Additionally, in light of learnings from COVID-19 regarding workforce deployment and technology capabilities, the company has reviewed the long-term real estate and future workforce strategy. The review has resulted in an initiative that will reduce physical workspace and includes reassessments of lease terms and lease modifications, termination penalties, as well as, asset impairments on property, plant and equipment and a change in workforce roles and responsibilities. For more information, see Notes 1 and 3 to the Condensed Consolidated Financial Statements, "Organization and Basis of Presentation" and "Regulatory Matters," respectively.
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
•Regulatory Settlements represents an impairment charge related to the 2018 South Carolina rate cases, charges related to the CCR settlement and insurance proceeds distributed in accordance with that agreement and Duke Energy Carolinas and Duke Energy Progress partial settlements in the 2019 North Carolina rate cases.
•Gas Pipeline Investments represents costs related to the cancellation of the ACP pipeline and additional exit obligations.
•Severance represents the reversal of 2018 severance charges, which were deferred as a result of partial settlements in the Duke Energy Carolinas and the Duke Energy Progress 2019 North Carolina rate cases.
Three Months Ended September 30, 2021, as compared to September 30, 2020
GAAP reported EPS was $1.79 for the third quarter of 2021 compared to a $1.74 in the third quarter of 2020. In addition to the drivers below, GAAP reported EPS increased due to the cancellation of the ACP pipeline in the prior year and partial settlements in the 2019 North Carolina rate cases in the prior year. This was partially offset by an impairment charge related to the 2018 South Carolina rate cases and charges related to the CCR settlement and insurance proceeds distributed in accordance with that agreement.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s third quarter 2021 adjusted EPS was $1.88 compared to $1.87 for the third quarter of 2020. The increase in adjusted EPS was primarily due to positive rate case contributions and higher volumes. This was partially offset by higher operation and maintenance expenses, higher income tax expense and share dilution from equity issuances.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30,
	2021		2020
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,366	$1.79	$1,265	$1.74
Adjustments:
Workplace and Workforce Realignment(a)	7	—	—	—
Regulatory Settlements(b)	64	0.09	27	0.04
Gas Pipeline Investments(c)	(2)	—	69	0.09
Adjusted Earnings/Adjusted EPS	$1,435	$1.88	$1,361	$1.87
(a)Net of tax benefit of $2 million.
(b)Net of tax benefit of $19 million and $8 million for the three months ended September 30, 2021, and 2020, respectively.
(c)Net of tax expense of $1 million and tax benefit of $21 million for the three months ended September 30, 2021, and 2020, respectively.
Nine Months Ended September 30, 2021, as compared to September 30, 2020
GAAP Reported EPS was $4.00 for the nine months ended September 30, 2021, compared to $1.85 for the nine months ended September 30, 2020. In addition to the drivers below, GAAP reported EPS increased due to the cancellation of the ACP pipeline in the prior year, partially offset by workplace and workforce realignment costs.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $4.30 for the nine months ended September 30, 2021, compared to $4.09 for the nine months ended September 30, 2020. The increase in adjusted EPS was primarily due to positive rate case contributions and higher volumes, partially offset by higher income tax expense and share dilution from equity issuances.

MD&A	DUKE ENERGY

The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2021		2020
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$3,070	$4.00	$1,347	$1.85
Adjustments:
Workplace and Workforce Realignment(a)	142	0.19	—	—
Regulatory Settlements(b)	64	0.09	27	0.04
Gas Pipeline Investments(c)	15	0.02	1,695	2.30
Severance(d)	—	—	(75)	(0.10)
Adjusted Earnings/Adjusted EPS	$3,291	$4.30	$2,994	$4.09
(a)Net of tax benefit of $42 million.
(b)Net of tax benefit of $19 million and $8 million for the nine months ended September 30, 2021, and 2020, respectively.
(c)Net of tax benefit of $4 million and $395 million for the nine months ended September 30, 2021, and 2020, respectively.
(d)Net of tax expense of $23 million.
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
Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Variance	2021	2020	Variance
Operating Revenues	$6,569	$6,379	$190	$17,185	$16,596	$589
Operating Expenses
Fuel used in electric generation and purchased power	1,864	1,869	(5)	4,760	4,703	57
Operation, maintenance and other	1,363	1,326	37	3,907	3,891	16
Depreciation and amortization	1,084	1,053	31	3,154	3,023	131
Property and other taxes	330	286	44	949	885	64
Impairment of assets and other charges	202	20	182	203	23	180
Total operating expenses	4,843	4,554	289	12,973	12,525	448
Gains on Sales of Other Assets and Other, net	9	3	6	11	11	—
Operating Income	1,735	1,828	(93)	4,223	4,082	141
Other Income and Expenses, net	220	67	153	421	241	180
Interest Expense	365	308	57	1,066	991	75
Income Before Income Taxes	1,590	1,587	3	3,578	3,332	246
Income Tax Expense	160	206	(46)	393	493	(100)
Less: Income Attributable to Noncontrolling Interest	5	—	5	5	—	5
Segment Income	$1,425	$1,381	$44	$3,180	$2,839	$341

Duke Energy Carolinas GWh sales	25,033	23,726	1,307	67,357	64,045	3,312
Duke Energy Progress GWh sales	19,219	19,035	184	51,555	49,512	2,043
Duke Energy Florida GWh sales	12,983	12,973	10	32,731	32,390	341
Duke Energy Ohio GWh sales	6,844	6,678	166	18,586	17,763	823
Duke Energy Indiana GWh sales	8,788	8,463	325	23,880	22,842	1,038
Total Electric Utilities and Infrastructure GWh sales	72,867	70,875	1,992	194,109	186,552	7,557
Net proportional MW capacity in operation				49,749	50,371	(622)

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Three Months Ended September 30, 2021, as compared to September 30, 2020
Electric Utilities and Infrastructure’s higher segment income is due to higher revenues from rate cases in various jurisdictions, weather-normal sales volumes, and coal ash insurance litigation proceeds partially offset by an impairment charge related to the South Carolina rate cases and higher operating expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $144 million increase in retail base rate pricing due to general rate cases in North Carolina and Indiana net of rider impacts as well as multiyear rate adjustments in Florida; and
•a $114 million increase in weather-normal retail sales volumes.
Partially offset by
•a $48 million decrease in storm revenues at Duke Energy Florida due to full recovery of Hurricane Dorian costs in the prior year; and
•a $17 million decrease in retail sales due to less favorable weather in the current year.
Operating Expenses. The variance was driven primarily by:
•a $182 million increase in impairment of assets and other charges primarily due to the 2018 South Carolina rate case settlements at Duke Energy Carolinas and Duke Energy Progress, partially offset by a prior year impairment of Duke Energy Carolina's Clemson assets;
•a $44 million increase in property and other taxes primarily due to higher property taxes at Duke Energy Carolinas and Duke Energy Ohio and a prior year sales and use tax refund at Duke Energy Carolinas;
•a $37 million increase in operation, maintenance and other primarily driven by higher employee-related costs, partially offset by lower storm and outage costs; and
•a $31 million increase in depreciation and amortization primarily due to resolution of rate cases and higher plant in service, partially offset by lower depreciation related to the extension of the lives of nuclear facilities.
Other Income and Expense, net. The increase is primarily due to coal ash insurance litigation proceeds at Duke Energy Carolinas and Duke Energy Progress and lower non-service pension costs.
Interest Expense. The variance was primarily due to lower debt return on coal ash at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes. The ETRs for the three months ended September 30, 2021, and 2020, were 10.1% and 13.0%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Nine Months Ended September 30, 2021, as compared to September 30, 2020
Electric Utilities and Infrastructure’s variance is due to higher revenues from rate cases in various jurisdictions, higher retail sales volumes, and coal ash insurance litigation proceeds, partially offset by an impairment charge related to the South Carolina rate cases, higher depreciation and amortization and interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $297 million increase in retail base rate pricing due to general rate cases in Indiana and North Carolina net of rider impacts as well as multiyear settlement rate adjustments in Florida;
•a $188 million increase in weather-normal retail sales volumes;
•an $86 million increase in retail sales, net of fuel revenues, due to favorable weather;
•a $61 million increase in fuel revenues primarily driven by higher sales volumes; and
•a $21 million increase in wholesale revenues primarily due to higher rates at Duke Energy Indiana and higher volumes at Duke Energy Progress, partially offset by a restructured capacity contract at Duke Energy Florida.
Partially offset by:
•a $103 million decrease in storm revenues due to full recovery of Hurricane Dorian costs in the prior year.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Operating Expenses. The variance was driven primarily by:
•a $180 million increase in impairment of assets and other charges primarily due to the 2018 South Carolina rate case settlements at Duke Energy Carolinas and Duke Energy Progress, partially offset by a prior year impairment of Duke Energy Carolinas' Clemson assets;
•a $131 million increase in depreciation and amortization primarily due to resolution of rate cases and higher plant in service, partially offset by lower depreciation related to the extension of the lives of nuclear facilities;
•a $64 million increase in property and other taxes primarily due to higher property taxes at Duke Energy Carolinas and Duke Energy Ohio, and a prior year sales and use tax refund at Duke Energy Carolinas;
•a $57 million increase in fuel used in electric generation and purchased power primarily due to higher sales volumes; and
•a $16 million increase in operations, maintenance and other driven by higher employee-related expenses, partially offset by decreased storm amortization at Duke Energy Florida and lower COVID-19 costs.
Other Income and Expenses, net. The increase is primarily due to coal ash insurance litigation proceeds at Duke Energy Carolinas and Duke Energy Progress and lower non-service pension costs.
Interest Expense. The variance was primarily due to lower debt return on coal ash at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income. The ETRs for the nine months ended September 30, 2021, and 2020, were 11.0% and 14.8%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Variance	2021	2020	Variance
Operating Revenues	$289	$241	$48	$1,391	$1,194	$197
Operating Expenses
Cost of natural gas	75	41	34	430	300	130
Operation, maintenance and other	102	103	(1)	302	312	(10)
Depreciation and amortization	74	65	9	216	193	23
Property and other taxes	30	26	4	92	82	10
Impairment of assets and other charges	—	7	(7)	—	7	(7)
Total operating expenses	281	242	39	1,040	894	146
Operating Income (Loss)	8	(1)	9	351	300	51
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	10	(71)	81	2	(2,004)	2,006
Other income and expenses, net	15	16	(1)	50	42	8
Total other income and expenses	25	(55)	80	52	(1,962)	2,014
Interest Expense	37	35	2	105	103	2
(Loss) Income Before Income Taxes	(4)	(91)	87	298	(1,765)	2,063
Income Tax (Benefit) Expense	(1)	(18)	17	39	(365)	404
Segment (Loss) Income	$(3)	$(73)	$70	$259	$(1,400)	$1,659

Piedmont LDC throughput (dekatherms)	134,549,588	115,549,371	19,000,217	390,210,785	360,861,306	29,349,479
Duke Energy Midwest LDC throughput (Mcf)	10,268,918	9,678,342	590,576	62,220,827	58,570,583	3,650,244
Three Months Ended September 30, 2021, as compared to September 30, 2020
Gas Utilities and Infrastructure’s results were impacted primarily by the cancellation of the ACP pipeline in the prior year. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $34 million increase due to higher natural gas costs passed through to customers, higher volumes, and higher off-system sales natural gas costs; and
•a $12 million increase due to growth in base rates and riders at Piedmont and growth in riders in the Midwest.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Operating Expenses. The variance was driven primarily by:
•a $34 million increase in cost of natural gas due to higher natural gas prices, higher volumes, and increased off-system sales natural gas costs; and
•a $9 million increase in depreciation due to additional plant in service.
Equity in earnings (losses) of unconsolidated affiliates. The variance was primarily driven by the cancellation of the ACP pipeline in the prior year.
Income Tax Benefit. The decrease in tax benefit was primarily due to a decrease in pretax losses. The ETRs for the three months ended September 30, 2021, and 2020, were 25.0% and 19.8%, respectively. The increase in the ETR was primarily due to certain favorable tax credits.
Nine Months Ended September 30, 2021, as compared to September 30, 2020
Gas Utilities and Infrastructure’s results were impacted primarily by the cancellation of the ACP pipeline in the prior year and margin growth. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $130 million increase due to higher natural gas costs passed through to customers, higher volumes, and increased off-system sales natural gas costs;
•a $15 million increase due to Tennessee base rate case increases;
•an $11 million increase due to North Carolina IMR; and
•a $10 million increase due to revenue from the Capital Expenditure Program (CEP) rider related to 2019 and 2020 activity.
Operating Expenses. The variance was driven primarily by:
•a $130 million increase in cost of natural gas due to higher natural gas prices, higher volumes, and increased off-system sales natural gas costs; and
•a $23 million increase in depreciation due to additional plant in service.
Equity in earnings (losses) of unconsolidated affiliates. The variance was driven primarily by the cancellation of the ACP pipeline in the prior year.
Income Tax Expense. The increase in tax expense was primarily due to the cancellation of the ACP pipeline project recorded in the prior year. The ETRs for the nine months ended September 30, 2021, and 2020, were 13.1% and 20.7%, respectively. The decrease in the ETR was primarily due to the cancellation of the ACP pipeline project recorded in the prior year.
Commercial Renewables

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Variance	2021	2020	Variance
Operating Revenues	$117	$126	$(9)	$355	$378	$(23)
Operating Expenses
Operation, maintenance and other	90	72	18	240	204	36
Depreciation and amortization	58	52	6	167	148	19
Property and other taxes	10	8	2	28	24	4
Impairment of assets and other charges	—	—	—	—	6	(6)
Total operating expenses	158	132	26	435	382	53
Operating Loss	(41)	(6)	(35)	(80)	(4)	(76)
Other Income and Expenses, net	(2)	(1)	(1)	(24)	—	(24)
Interest Expense	20	18	2	53	49	4
Loss Before Income Taxes	(63)	(25)	(38)	(157)	(53)	(104)
Income Tax Benefit	(6)	(15)	9	(56)	(52)	(4)
Add: Loss Attributable to Noncontrolling Interests	135	70	65	253	208	45
Segment Income	$78	$60	$18	$152	$207	$(55)

Renewable plant production, GWh	2,567	2,563	4	7,942	7,660	282
Net proportional MW capacity in operation(a)				4,630	3,984	646
(a)Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

Three Months Ended September 30, 2021, as compared to September 30, 2020
Commercial Renewables' results were favorable to prior year primarily driven by the growth of new project investments. Since the prior year period, Commercial Renewables has placed in service approximately 650 MW.
Operating Revenues. The variance was primarily driven by an $8 million decrease due to lower wind resource and operating downtime.
Operating Expenses. The variance was primarily driven by a $12 million increase in operating expenses, depreciation expense and property tax expense associated with the growth of new project investments placed in service, $8 million increase for higher engineering and construction costs within the distributed energy portfolio and $3 million increase attributed to maintenance at several facilities.
Income Tax Benefit. The decrease in the tax benefit was primarily driven by an increase in taxes associated with tax equity investments and a decrease in production tax credits generated partially offset by an increase in pretax losses.
Loss Attributable to Noncontrolling Interests. The increase was primarily driven by the growth of new wind and solar project investments financed with tax equity.
Nine Months Ended September 30, 2021, as compared to September 30, 2020
Commercial Renewables' results were unfavorable to prior year primarily driven by the impacts from Texas Storm Uri, which resulted in a $35 million pretax loss, as well as unfavorable wind resource and fewer projects being placed in service in the current year.
Operating Revenues. The variance was primarily driven by a $20 million decrease due to lower wind resource and operating downtime and a $15 million decrease for lower market prices in the current year impacting the wind portfolio. This was partially offset by an $8 million increase for market sales in excess of market purchases during Texas Storm Uri and a $4 million increase due to growth of new projects.
Operating Expenses. The increase was primarily due to $33 million for higher operating expenses, depreciation expense and property tax expense as a result of the growth in new projects placed in service since prior year, $11 million increase for higher operating expenses attributed to maintenance at several wind and solar facilities, an $11 million increase for higher engineering and construction costs within the distributed energy portfolio and a $2 million increase associated with Texas Storm Uri. This was partially offset by a $6 million decrease related to an impairment charge in the prior year for a non-contracted wind project.
Other Income and Expenses, net. The variance was primarily driven by a $29 million loss in equity earnings due to the impacts of Texas Storm Uri, partially offset by $4 million in equity earnings from the wind and distributed asset portfolios.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses partially offset by an increase in taxes associated with tax equity investments and a decrease in production tax credits generated.
Loss Attributable to Noncontrolling Interests. The variance was primarily driven by a $57 million net increase from the growth of new project investments financed with tax equity, partially offset by a $12 million loss resulting from Texas Storm Uri.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Variance	2021	2020	Variance
Operating Revenues	$28	$24	$4	$81	$73	$8
Operating Expenses	46	37	9	282	(15)	297
Losses on Sales of Other Assets and Other, net	(1)	—	(1)	(1)	—	(1)
Operating (Loss) Income	(19)	(13)	(6)	(202)	88	(290)
Other Income and Expenses, net	25	43	(18)	78	55	23
Interest Expense	163	160	3	470	498	(28)
Loss Before Income Taxes	(157)	(130)	(27)	(594)	(355)	(239)
Income Tax Benefit	(63)	(66)	3	(166)	(149)	(17)
Less: Income Attributable to Noncontrolling Interests	1	—	1	1	—	1
Less: Preferred Dividends	39	39	—	92	93	(1)
Net Loss	$(134)	$(103)	$(31)	$(521)	$(299)	$(222)
Three Months Ended September 30, 2021, as compared to September 30, 2020
The higher net loss was driven by interest income related to a tax refund recorded in the prior year, impairments to optimize the company’s real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy and a lower income tax benefit due to higher tax optimization achieved in the prior year partially offset by higher pretax loss.
Operating Expenses. The increase was primarily driven by asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Other Income and Expenses, net. The variance was primarily due to higher interest income in the prior year related to a tax refund of AMT credit carryforwards.
Interest Expense. The variance was primarily due to higher outstanding long-term debt.

MD&A	SEGMENT RESULTS - OTHER

Nine Months Ended September 30, 2021, as compared to September 30, 2020
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
Other Income and Expenses, net. The variance was primarily due to higher equity earnings from the NMC investment and market returns on investments that fund certain employee benefit obligations, partially offset by lower interest income in the prior year related to a tax refund of AMT credit carryforwards.
Interest Expense. The variance was primarily due to lower interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses, partially offset by lower state tax expense in the prior year. The ETRs for the nine months ended September 30, 2021, and 2020, were 27.9% and 42.0%, respectively. The decrease in the ETR was primarily due to lower state tax expense in the prior year.
DUKE ENERGY CAROLINAS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Operating Revenues	$5,430	$5,416	$14
Operating Expenses
Fuel used in electric generation and purchased power	1,218	1,326	(108)
Operation, maintenance and other	1,347	1,218	129
Depreciation and amortization	1,088	1,090	(2)
Property and other taxes	248	213	35
Impairment of assets and other charges	238	22	216
Total operating expenses	4,139	3,869	270
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	1,292	1,548	(256)
Other Income and Expenses, net	218	128	90
Interest Expense	400	370	30
Income Before Income Taxes	1,110	1,306	(196)
Income Tax Expense	40	178	(138)
Net Income	$1,070	$1,128	$(58)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential sales	4.9%
General service sales	2.0%
Industrial sales	5.8%
Wholesale power sales	6.0%
Joint dispatch sales	23.0%
Total sales	5.2%
Average number of customers	2.4%
Nine Months Ended September 30, 2021, as compared to September 30, 2020
Operating Revenues. The variance was driven primarily by:
•an $88 million increase in weather-normal retail sales volumes;
•a $57 million increase in retail sales due to more favorable weather; and
•a $22 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers.
Partially offset by:
•a $115 million decrease in fuel revenues due to lower prices, partially offset by higher retail sales volumes; and
•a $40 million decrease in rider revenues primarily due to energy efficiency programs.

MD&A	DUKE ENERGY CAROLINAS

Operating Expenses. The variance was driven primarily by:
•a $216 million increase in impairment of assets and other charges due to the 2018 South Carolina rate case settlement and optimization of the company's real estate portfolio and reduction of office space as parts of the business move to a hybrid and remote workforce strategy, partially offset by a prior year Clemson University Combined Heat and Power Plant impairment;
•a $129 million increase in operation, maintenance and other expense primarily due to higher employee-related expenses and a severance cost adjustment in the prior year related to the 2019 North Carolina retail rate case, and higher costs associated with the implementation of Customer Connect; and
•a $35 million increase in property and other taxes primarily due to property tax valuation adjustments and a prior year sales and use tax refund.
Partially offset by:
•a $108 million decrease in fuel used in electric generation and purchased power primarily associated with the recovery of fuel expenses, partially offset by higher natural gas prices and changes in the generation mix.
Other Income and Expense, net. The variance was primarily due to coal ash insurance proceeds and lower non-service pension costs.
Interest Expense. The variance was driven by amortization of carrying costs related to excess deferred taxes, and lower debt return on coal ash projects.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes and a decrease in pretax income.
PROGRESS ENERGY
Results of Operations

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Operating Revenues	$8,417	$8,117	$300
Operating Expenses
Fuel used in electric generation and purchased power	2,702	2,628	74
Operation, maintenance and other	1,863	1,789	74
Depreciation and amortization	1,430	1,356	74
Property and other taxes	419	419	—
Impairment of assets and other charges	79	1	78
Total operating expenses	6,493	6,193	300
Gains on Sales of Other Assets and Other, net	9	9	—
Operating Income	1,933	1,933	—
Other Income and Expenses, net	167	89	78
Interest Expense	592	599	(7)
Income Before Income Taxes	1,508	1,423	85
Income Tax Expense	174	190	(16)
Net Income	1,334	1,233	101
Less: Net Income Attributable to Noncontrolling Interests	1	1	—
Net Income Attributable to Parent	$1,333	$1,232	$101
Nine Months Ended September 30, 2021, as compared to September 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $146 million increase in fuel cost recovery driven by higher fuel prices, higher volumes in the current year and accelerated recovery of retired Crystal River coal units;
•a $136 million increase in retail pricing due to the North Carolina rate case and base rate adjustments at Duke Energy Florida related to annual increases from the 2017 Settlement Agreement and the solar base rate adjustment;
•a $73 million increase in weather-normal retail sales volumes;
•a $32 million increase in other revenues at Duke Energy Florida primarily due to higher transmission revenues and higher customer charges that were waived due to COVID-19 in the prior year; and
•a $19 million increase in rider revenues at Duke Energy Florida primarily due to increased retail sales volumes.

MD&A	PROGRESS ENERGY

Partially offset by:
•a $103 million decrease in storm revenues at Duke Energy Florida due to full recovery of Hurricane Dorian costs in the prior year.
Operating Expenses. The variance was driven primarily by:
•a $78 million increase in impairment of assets and other charges primarily due to the 2018 South Carolina rate case settlement at Duke Energy Progress and optimization of the company's real estate portfolio and reduction of office space as parts of the business move to a hybrid and remote workforce strategy;
•a $74 million increase in fuel used in electric generation and purchased power primarily due to higher demand, changes in generation mix and recognition of RECs used for compliance at Duke Energy Progress, and outside fuel purchases during a major plant outage;
•a $74 million increase in operation, maintenance and other expense driven by a prior year severance cost adjustment related to the 2019 North Carolina retail rate case, outage costs and other employee-related costs, partially offset by reduced storm amortization at Duke Energy Florida; and
•a $74 million increase in depreciation and amortization primarily due to accelerated depreciation of retired Crystal River coal units and an increase in plant base at Duke Energy Florida, partially offset by the extension of the lives at nuclear facilities at Duke Energy Progress.
Other Income and Expenses, net. The increase is primarily due to coal ash insurance litigation proceeds at Duke Energy Progress, lower non-service pension costs and unrealized gains on the nuclear decommissioning trust fund at Duke Energy Florida.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income.
DUKE ENERGY PROGRESS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Operating Revenues	$4,417	$4,207	$210
Operating Expenses
Fuel used in electric generation and purchased power	1,368	1,337	31
Operation, maintenance and other	1,092	970	122
Depreciation and amortization	811	833	(22)
Property and other taxes	129	129	—
Impairment of assets and other charges	60	5	55
Total operating expenses	3,460	3,274	186
Gains on Sales of Other Assets and Other, net	8	8	—
Operating Income	965	941	24
Other Income and Expenses, net	111	52	59
Interest Expense	226	203	23
Income Before Income Taxes	850	790	60
Income Tax Expense	50	79	(29)
Net Income	$800	$711	$89
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2021
Residential sales	6.5%
General service sales	3.9%
Industrial sales	2.7%
Wholesale power sales	5.2%
Joint dispatch sales	(2.6)%
Total sales	4.1%
Average number of customers	0.4%

MD&A	DUKE ENERGY PROGRESS

Nine Months Ended September 30, 2021, as compared to September 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $72 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers;
•a $54 million increase in weather-normal retail sales volumes in the current year;
•a $46 million increase in retail sales due to more favorable weather;
•a $24 million increase in fuel cost recovery driven by higher fuel prices and volumes in the current year; and
•a $15 million increase in wholesale revenues due to higher capacity volumes, partially offset by lower recovery of coal ash costs.
Operating Expenses. The variance was driven primarily by:
•a $122 million increase in operation, maintenance and other expense primarily due to higher employee-related costs and a severance cost adjustment in the prior year related to the 2019 North Carolina retail rate case, increased outage costs and energy efficiency program costs;
•a $55 million increase in impairment of assets and other charges primarily due to the 2018 South Carolina rate case settlement at Duke Energy Progress and optimization of the company's real estate portfolio and reduction of office space as parts of the business move to a hybrid and remote workforce strategy; and
•a $31 million increase in fuel used in electric generation and purchased power primarily due to higher demand and changes in generation mix as well as recognition of RECs used for compliance.
Partially offset by:
•a $22 million decrease in depreciation and amortization expense, primarily driven by the extension of the lives of nuclear facilities.
Other Income and Expense, net. The increase is primarily due to coal ash insurance litigation proceeds and lower non-service pension costs.
Interest Expense. The variance was driven primarily by lower debt return on coal ash projects.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income.
DUKE ENERGY FLORIDA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Operating Revenues	$3,987	$3,897	$90
Operating Expenses
Fuel used in electric generation and purchased power	1,335	1,291	44
Operation, maintenance and other	760	806	(46)
Depreciation and amortization	619	523	96
Property and other taxes	290	290	—
Impairment of assets and other charges	19	(4)	23
Total operating expenses	3,023	2,906	117
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	965	991	(26)
Other Income and Expenses, net	54	36	18
Interest Expense	239	245	(6)
Income Before Income Taxes	780	782	(2)
Income Tax Expense	149	159	(10)
Net Income	$631	$623	$8

MD&A	DUKE ENERGY FLORIDA

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

Increase (Decrease) over prior period	2021
Residential sales	(0.5)%
General service sales	3.1%
Industrial sales	8.1%
Wholesale and other	20.1%
Total sales	1.1%
Average number of customers	1.9%
Nine Months Ended September 30, 2021, as compared to September 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $122 million increase in fuel and capacity revenues primarily due to higher retail sales volumes and accelerated recovery of the retired coal units Crystal River 1 and 2;
•a $64 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the solar base rate adjustment;
•a $32 million increase in other revenues primarily due to lower revenues in the prior year due to the moratorium on customer late payments and service charges in response to the COVID-19 pandemic, lower outdoor lighting equipment rentals in the prior year, and higher transmission revenues due to prior year customer settlement and the increased network billing rates;
•a $19 million increase in rider revenues primarily due to increased volumes; and
•a $16 million increase in weather-normal retail sales volumes.
Partially offset by:
•a $103 million decrease in storm revenues due to full recovery of Hurricane Dorian costs in the prior year;
•a $37 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and
•an $18 million decrease in wholesale power revenues, net of fuel, primarily due to a restructured capacity contract.
Operating Expenses. The variance was driven primarily by:
•a $96 million increase in depreciation and amortization primarily due to accelerated depreciation of retired coal units Crystal River 1 and 2 and an increase in plant base;
•a $44 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices, and outside fuel purchases during a major plant outage at the Hines facility; and
•a $23 million increase in impairment of assets and other charges to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Partially offset by:
•a $46 million decrease in operation, maintenance and other expense primarily due to decreased storm amortization costs, partially offset by outage maintenance costs at Hines.
Other Income and Expense, net. The increase is primarily due to lower non-service pension costs and gains on the nuclear decommissioning trust fund.
Income Tax Expense. The decrease in tax expense was primarily due to unfavorable tax adjustments in the prior year.

MD&A	DUKE ENERGY OHIO

DUKE ENERGY OHIO
Results of Operations

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Operating Revenues
Regulated electric	$1,119	$1,070	$49
Regulated natural gas	375	324	51
Total operating revenues	1,494	1,394	100
Operating Expenses
Fuel used in electric generation and purchased power	294	258	36
Cost of natural gas	76	46	30
Operation, maintenance and other	335	333	2
Depreciation and amortization	228	208	20
Property and other taxes	266	244	22
Impairment of assets and other charges	5	—	5
Total operating expenses	1,204	1,089	115
Operating Income	290	305	(15)
Other Income and Expenses, net	14	11	3
Interest Expense	82	75	7
Income Before Income Taxes	222	241	(19)
Income Tax Expense	34	40	(6)
Net Income	$188	$201	$(13)
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2021	2021
Residential sales	2.6%	6.8%
General service sales	3.8%	9.8%
Industrial sales	5.5%	4.2%
Wholesale electric power sales	104.7%	n/a
Other natural gas sales	n/a	2.5%
Total sales	4.6%	6.2%
Average number of customers	0.5%	0.8%
Nine Months Ended September 30, 2021, as compared to September 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $31 million increase in fuel related revenues primarily due to higher natural gas prices and increased volumes;
•a $27 million increase in revenues related to OVEC collections and OVEC sales into PJM;
•a $16 million increase in PJM transmission revenues as a result of increased capital spend;
•an $11 million increase in retail pricing primarily due to the Duke Energy Kentucky general rate case; and
•a $6 million increase in revenues due to favorable weather.
Operating Expenses. The variance was driven primarily by:
•a $66 million increase in fuel expense primarily driven by higher retail prices and increased volumes for natural gas and purchased power;
•a $22 million increase in property and other taxes primarily due to increased plant in service, higher kilowatt and natural gas distribution taxes due to increased usage and a lower Network Integration Transmission Service tax deferral;
•a $20 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service; and
•a $5 million increase in impairment of assets and other charges to optimize the company's real estate portfolio and reduce office space as parts of the business moves to a hybrid and remote workforce strategy.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income.

MD&A	DUKE ENERGY INDIANA

DUKE ENERGY INDIANA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Operating Revenues	$2,366	$2,070	$296
Operating Expenses
Fuel used in electric generation and purchased power	710	577	133
Operation, maintenance and other	543	564	(21)
Depreciation and amortization	458	415	43
Property and other taxes	57	57	—
Impairment of assets and other charges	8	—	8
Total operating expenses	1,776	1,613	163
Operating Income	590	457	133
Other Income and Expenses, net	31	28	3
Interest Expense	148	114	34
Income Before Income Taxes	473	371	102
Income Tax Expense	77	72	5
Net Income	$396	$299	$97
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential sales	3.0%
General service sales	4.6%
Industrial sales	5.5%
Wholesale power sales	7.8%
Total sales	4.5%
Average number of customers	1.0%
Nine Months Ended September 30, 2021, as compared to September 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $128 million increase primarily due to higher base rate pricing from the Indiana retail rate case, net of lower rider revenues;
•a $109 million increase in fuel revenues primarily due to higher fuel cost recovery driven by customer demand and fuel prices;
•a $29 million increase in weather-normal retail sales volumes driven by higher nonresidential customer demand; and
•a $24 million increase in wholesale revenues primarily related to the true up of wholesale transmission revenues and higher rates in the current year.
Operating Expenses. The variance was driven primarily by:
•a $133 million increase in fuel used in electric generation and purchased power expense primarily due to higher purchased power expense, higher coal and natural gas costs and higher amortization of deferred fuel costs;
•a $43 million increase in depreciation and amortization primarily due to a change in depreciation rates from the Indiana retail rate case, amortization of deferred coal ash pond ARO and additional plant in service; and
•an $8 million increase in impairment of assets and other charges to optimize the company’s real estate portfolio and reduce office space as parts of the business move to a hybrid workforce strategy.
Partially offset by:
•a $21 million decrease in operation, maintenance and other primarily due to major outage costs incurred in the prior year and outage delays in the current year.
Interest Expense. The variance is primarily due to higher post-in-service carrying costs interest resulting from the Indiana retail rate case and higher prior year coal ash spend debt returns on the Indiana Department of Environmental Management's approved ash basin closure projects.

MD&A	DUKE ENERGY INDIANA

Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income partially offset by an increase in the amortization of excess deferred taxes.
PIEDMONT
Results of Operations

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Operating Revenues	$1,016	$871	$145
Operating Expenses
Cost of natural gas	354	254	100
Operation, maintenance and other	231	234	(3)
Depreciation and amortization	150	133	17
Property and other taxes	44	37	7
Impairment of assets and other charges	9	7	2
Total operating expenses	788	665	123
Operating Income	228	206	22
Other Income and Expenses, net	51	44	7
Interest Expense	88	89	(1)
Income Before Income Taxes	191	161	30
Income Tax Expense	16	6	10
Net Income	$175	$155	$20
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential deliveries	16.0%
Commercial deliveries	14.3%
Industrial deliveries	5.4%
Power generation deliveries	6.7%
For resale	20.0%
Total throughput deliveries	8.1%
Secondary market volumes	(0.9)%
Average number of customers	2.0%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Nine Months Ended September 30, 2021, as compared to September 30, 2020
Operating Revenues. The variance was driven primarily by:
•a $100 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs;
•a $15 million increase due to Tennessee base rate case increases; and
•an $11 million increase due to North Carolina IMR.
Operating Expenses. The variance was driven primarily by:
•a $100 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs;
•a $17 million increase in depreciation expense due to additional plant in service and software projects in service; and
•a $7 million increase in property and other taxes due to higher current year property taxes in North Carolina and South Carolina.
Other Income and Expense, net. The variance is primarily driven by favorable AFUDC equity and intercompany interest income.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

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
In January 2021, Duke Energy entered into a definitive agreement with an affiliate of GIC, for GIC to make an indirect minority interest investment of 19.9% in Duke Energy Indiana. The investment will be completed following two closings for an aggregate purchase price of approximately $2 billion. The first closing occurred on September 8, 2021, and Duke Energy Indiana Holdco, LLC, the holding company for Duke Energy Indiana, issued 11.05% of its membership interests in exchange for 50% of the total investment amount. Duke Energy has the discretion to determine the timing of the second closing, but the closing will occur no later than January 2023. At the second closing, Duke Energy Indiana Holdco, LLC will issue additional membership interests for the remaining 50% of the total investment amount, and GIC's minority interest ownership in Duke Energy Indiana Holdco, LLC will be 19.9%. Proceeds from the minority interest investment are expected to address common equity needs through 2025 to partially fund Duke Energy's $59 billion capital and investment expenditure plan.
As of September 30, 2021, Duke Energy had approximately $548 million of cash on hand, $6.3 billion available under its $8 billion Master Credit Facility and $500 million available under the $1 billion Three-Year Revolving Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Note 5 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility.
Credit Ratings
In March 2021, Moody's Investors Services, Inc. (Moody's) downgraded by one notch the long-term credit ratings for Duke Energy (Parent) and Duke Energy Carolinas. The downgrade reflects Duke Energy's balance sheet objectives. The downgrade for Duke Energy (Parent) and Duke Energy Carolinas also considers the impact for Duke Energy Carolinas and Duke Energy Progress as a result of the 2019 rate case orders and approval of the CCR Settlement Agreement. While these agreements are indicative of a regulatory environment that remains broadly supportive of utility credit quality, their financial terms resulted in current impairment charges and lowered the amount of future cash flow Duke Energy Carolinas and Duke Energy Progress will receive in conjunction with their coal ash remediation spending. As part of the credit rating action, Moody's affirmed Duke Energy's (Parent) short-term and commercial paper credit ratings and confirmed the credit ratings for Duke Energy Progress. Following a January 2021, credit rating downgrade of Duke Energy (Parent) and its subsidiaries, Standard & Poor's Rating Services continues to maintain a stable outlook on Duke Energy Corporation and its subsidiaries as of September 30, 2021.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Cash flows provided by (used in):
Operating activities	$7,227	$6,766
Investing activities	(8,200)	(7,964)
Financing activities	1,160	1,225
Net increase in cash, cash equivalents and restricted cash	187	27
Cash, cash equivalents and restricted cash at beginning of period	556	573
Cash, cash equivalents and restricted cash at end of period	$743	$600
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2021	2020	Variance
Net income	$2,915	$1,232	$1,683
Non-cash adjustments to net income	4,556	6,204	(1,648)
Payments for asset retirement obligations	(389)	(463)	74
Refund of AMT credit carryforwards	—	572	(572)
Working capital	145	(779)	924
Net cash provided by operating activities	$7,227	$6,766	$461
The variance was primarily due to timing of accruals and payments in working capital accounts, partially offset by prior year $572 million refund of AMT credit carryforwards.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2021	2020	Variance
Capital, investment and acquisition expenditures	$(7,119)	$(7,684)	$565
Other investing items	(1,081)	(280)	(801)
Net cash used in investing activities	$(8,200)	$(7,964)	$(236)
The variance relates primarily to payment made to fund ACP's outstanding debt, partially offset by decreases in capital expenditures due to lower overall investments in the Electric Utilities and Infrastructure, Gas Utilities and Infrastructure and Commercial Renewables segments.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2021	2020	Variance
Issuances of long-term debt, net	$2,683	$2,694	$(11)
Issuances of common stock	5	75	(70)
Notes payable, commercial paper and other short-term borrowings	(723)	260	(983)
Dividends paid	(2,340)	(2,113)	(227)
Contributions from noncontrolling interests	1,556	402	1,154
Other financing items	(21)	(93)	72
Net cash provided by financing activities	$1,160	$1,225	$(65)
The variance was primarily due to:
•a $983 million decrease in net proceeds from issuances of notes payable and commercial paper; and
•a $227 million increase in dividends paid.
Partially offset by:
•a $1.154 billion increase in contributions from noncontrolling interests, primarily due to the $1 billion receipt from GIC to make an indirect minority interest investment of 11.05% in Duke Energy Indiana.
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
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2021, there were no material changes to Duke Energy’s off-balance sheet arrangements. For additional information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and nine months ended September 30, 2021, there were no material changes in Duke Energy's contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants. During the three and nine months ended September 30, 2021, there were no material changes to the Duke Energy Registrants' disclosures about market risk.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
*3.1	Amended and Restated Limited Liability Company Operating Agreement of Duke Energy Indiana LLC dated August 25, 2021.							X
4.1	Ninety-first Supplemental Indenture, dated as of August 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 12, 2021, File No. 1-03382).				X
4.2	Twenty-sixth Supplemental Indenture, dated as of September 28, 2021 (incorporated by reference to Exhibit 4.1 of registrant's Current Report on Form 8-K filed on September 28,2021, File No. 1-32853).	X
10.1
Amended and Restated Limited Liability Company Operating Agreement of Duke Energy Indiana Holdco, LLC (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on September 8, 2021, File Nos. 1-32853, 1-03543).
		X						X
10.2
Consulting Agreement between Douglas F Esamann and Duke Energy Business Services, LLC, dated as of September 22, 2021 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 27, 2021, File No. 1-32853).
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

Date:	November 4, 2021	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2021	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)