Form 10-K
period 2021-12-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2022-02-24
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

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

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2021.	$75,871,309,901
Number of shares of Common Stock, $0.001 par value, outstanding at January 31, 2022.	769,358,344
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
Auditor Firm ID: 34      Auditor Name: Deloitte & Touche LLP Auditor Location: Charlotte, NC

TABLE OF CONTENTS
TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2021

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
◦The ability to recover eligible costs, including amounts associated with coal ash impoundment retirement obligations, asset retirement and construction costs related to carbon emissions reductions, and costs related to significant weather events, and to earn an adequate return on investment through rate case proceedings and the regulatory process;
◦The costs of decommissioning nuclear facilities could prove to be more extensive than amounts estimated and all costs may not be fully recoverable through the regulatory process;
◦Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
◦Industrial, commercial and residential growth or decline in service territories or customer bases resulting from sustained downturns of the economy and the economic health of our service territories or variations in customer usage patterns, including energy efficiency efforts, natural gas building and appliance electrification, and use of alternative energy sources, such as self-generation and distributed generation technologies;
◦Federal and state regulations, laws and other efforts designed to promote and expand the use of energy efficiency measures, natural gas electrification, and distributed generation technologies, such as private solar and battery storage, in Duke Energy service territories could result in a reduced number of customers, excess generation resources as well as stranded costs;
◦Advancements in technology;
◦Additional competition in electric and natural gas markets and continued industry consolidation;
◦The influence of weather and other natural phenomena on operations, including the economic, operational and other effects of severe storms, hurricanes, droughts, earthquakes and tornadoes, including extreme weather associated with climate change;
◦Changing investor, customer and other stakeholder expectations and demands including heightened emphasis on environmental, social and governance concerns;
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
◦The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, interest rate fluctuations, compliance with debt covenants and conditions, an individual utility’s generation mix, and general market and economic conditions;
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

FORWARD LOOKING STATEMENTS
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
◦The actions of activist shareholders could disrupt our operations, impact our ability to execute on our business strategy, or cause fluctuations in the trading price of our common stock; and
◦The ability to implement our business strategy, including its carbon emission reduction goals.
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

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion and Duke Energy

ACP pipeline	The approximately 600-mile canceled interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

AMI	Advanced Metering Infrastructure

AMT	Alternative Minimum Tax

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

Audit Committee	Audit Committee of the Board of Directors

Belews Creek	Belews Creek Steam Station

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

Brunswick	Brunswick Nuclear Plant

Cardinal	Cardinal Pipeline Company, LLC

Catawba	Catawba Nuclear Station

CC	Combined Cycle

CCR	Coal Combustion Residuals

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

Citrus County CC	Citrus County Combined Cycle Facility

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the company	Duke Energy Corporation and its subsidiaries

Constitution	Constitution Pipeline Company, LLC

COVID-19	Coronavirus Disease 2019

CPCN	Certificate of Public Convenience and Necessity

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

DATC	Duke-American Transmission Company, LLC

DECON	A method of decommissioning in which structures, systems, and components that contain radioactive contamination are removed from a site and safely disposed at a commercially operated low-level waste disposal facility, or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation

DEFR	Duke Energy Florida Receivables, LLC

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DOE	U.S. Department of Energy

Dominion	Dominion Energy, Inc.

GLOSSARY OF TERMS

Dth	Dekatherms

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

East Bend	East Bend Generating Station

EDIT	Excess deferred income tax

EE	Energy efficiency

EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction agreement

EPS	Earnings Per Share

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

Form S-3	Registration statement

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

FV-NI	Fair value through net income

GAAP	Generally Accepted Accounting Principles in the United States

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation common stockholders

GAAP Reported EPS	Basic EPS Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GIC	GIC Private Limited, Singapore's sovereign wealth fund and an experienced investor in U.S. infrastructure

GWh	Gigawatt-hour

Hardy Storage	Hardy Storage Company, LLC

Harris	Shearon Harris Nuclear Plant

HLBV	Hypothetical Liquidation at Book Value

IMPA	Indiana Municipal Power Agency

IMR	Integrity Management Rider

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISO	Independent System Operator

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

Investment Trusts	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

KO Transmission	KO Transmission Company

KPSC	Kentucky Public Service Commission

LIBOR	London Interbank Offered Rate

LLC	Limited Liability Company

GLOSSARY OF TERMS

McGuire	McGuire Nuclear Station

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

NCDEQ	North Carolina Department of Environmental Quality

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

New Source Review	Clean Air Act program that requires industrial facilities to install modern pollution control equipment when they are built or when making a change that increases emissions significantly

NMC	National Methanol Company

NOL	Net operating loss

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

NYSE	New York Stock Exchange

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

OTTI	Other-than-temporary impairment

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

PGA	Purchased Gas Adjustments

PHMSA	Pipeline and Hazardous Materials Safety Administration

Piedmont	Piedmont Natural Gas Company, Inc.

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PISCC	Post-in-service carrying costs

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credits

PUCO	Public Utilities Commission of Ohio

PURPA	Public Utility Regulatory Policies Act of 1978

QF	Qualifying Facility

REC	Renewable Energy Certificate

Relative TSR	TSR of Duke Energy stock relative to a predefined peer group

Robinson	Robinson Nuclear Plant

ROU	Right-of-use

RSU	Restricted Stock Unit

RTO	Regional Transmission Organization

Sabal Trail	Sabal Trail Transmission, LLC

SAFSTOR	A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

GLOSSARY OF TERMS

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s Rating Services

State utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and TPUC (Collectively)

State electric utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (Collectively)

State gas utility commissions	NCUC, PSCSC, PUCO, TPUC and KPSC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Sutton	L.V. Sutton Combined Cycle Plant

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

TSR	Total shareholder return

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

W.S. Lee CC	William States Lee Combined Cycle Facility

WVPA	Wabash Valley Power Association, Inc.

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
ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure conducts operations primarily through the regulated public utilities of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Duke Energy Ohio. Electric Utilities and Infrastructure provides retail electric service through the generation, transmission, distribution and sale of electricity to approximately 8.2 million customers within the Southeast and Midwest regions of the U.S. The service territory is approximately 91,000 square miles across six states with a total estimated population of 26 million. The operations include electricity sold wholesale to municipalities, electric cooperative utilities and other load-serving entities.
During 2021, Duke Energy executed an agreement providing for an investment by an affiliate of GIC in Duke Energy Indiana in exchange for a 19.9% minority interest issued by Duke Energy Holdco, LLC, the holding company for Duke Energy Indiana. The transaction will be completed following two closings. The first closing occurred on September 8, 2021, and resulted in Duke Energy Indiana Holdco, LLC issuing 11.05% of its membership interest to the affiliate of GIC. The second closing is expected to occur no later than January 2023. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies," for additional information. Electric Utilities and Infrastructure is also a joint owner in certain electric transmission projects. Electric Utilities and Infrastructure has a 50% ownership interest in DATC, a partnership with American Transmission Company, formed to design, build and operate transmission infrastructure. DATC owns 72% of the transmission service rights to Path 15, an 84-mile transmission line in central California. Electric Utilities and Infrastructure also has a 50% ownership interest in Pioneer, which builds, owns and operates electric transmission facilities in North America. The following map shows the service territory for Electric Utilities and Infrastructure as of December 31, 2021.

BUSINESS

Duke Energy Electric Service Territories

Service Territory
Counties Served
Electric Business

DUKE ENERGY

BUILDING A SMARTER ENERGY FUTURE™

©2018 Duke Energy Corporation 183097 10/18

The electric operations and investments in projects are subject to the rules and regulations of the FERC, the NRC, the NCUC, the PSCSC, the FPSC, the IURC, the PUCO and the KPSC.
The following table represents the distribution of GWh billed sales by customer class for the year ended December 31, 2021.

	Duke	Duke	Duke	Duke	Duke
	Energy	Energy	Energy	Energy	Energy
	Carolinas	Progress	Florida	Ohio	Indiana
Residential	33%	28%	49%	38%	30%
General service	32%	22%	35%	37%	25%
Industrial	24%	14%	8%	23%	31%
Total retail sales	89%	64%	92%	98%	86%
Wholesale and other sales	11%	36%	8%	2%	14%
Total sales	100%	100%	100%	100%	100%
The number of residential and general service customers within the Electric Utilities and Infrastructure service territory is expected to increase over time. Sales growth is expected within the service territory but continues to be impacted by adoption of energy efficiencies and self-generation. Residential sales increased in 2021 compared to 2020 due to customer growth and the introduction of a hybrid work environment in response to multiple waves of COVID-19 during 2021. Meanwhile, sales for general service and industrial customers recovered in 2021 from temporary closings and ramp backs experienced in 2020 due to the COVID-19 pandemic. Over the longer time frame, it is still expected that the continued adoption of more efficient housing and appliances will have a negative impact on average usage per residential customer over time.
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

BUSINESS
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
Energy Capacity and Resources
Electric Utilities and Infrastructure owns approximately 50,259 MW of generation capacity. For additional information on owned generation facilities, see Item 2, “Properties.”
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
Sources of Electricity
Electric Utilities and Infrastructure relies principally on natural gas, nuclear fuel and coal for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2021.

				Cost of Delivered Fuel per Net
	Generation by Source			Kilowatt-hour Generated (Cents)
	2021	2020	2019	2021	2020	2019
Natural gas and fuel oil(a)	31.8%	31.3%	29.2%	3.89	2.55	2.96
Nuclear(a)	29.8%	29.6%	28.6%	0.58	0.58	0.60
Coal(a)	18.2%	18.1%	21.6%	2.84	2.99	3.08
All fuels (cost based on weighted average)(a)	79.8%	79.0%	79.4%	2.42	1.91	2.14
Hydroelectric and solar(b)	1.5%	1.9%	1.2%
Total generation	81.3%	80.9%	80.6%
Purchased power and net interchange	18.7%	19.1%	19.4%
Total sources of energy	100.0%	100.0%	100.0%
(a)    Statistics related to all fuels reflect Electric Utilities and Infrastructure's public utility ownership interest in jointly owned generation facilities.
(b)    Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.

BUSINESS
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
Electric Utilities and Infrastructure has certain dual-fuel generating facilities that can operate utilizing both natural gas and fuel oil. The cost of Electric Utilities and Infrastructure’s natural gas and fuel oil is fixed price or determined by published market prices as reported in certain industry publications, plus any transportation and freight costs. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana use derivative instruments to manage a portion of their exposure to price fluctuations for natural gas. For Duke Energy Florida, there is currently an agreed-upon moratorium with the FPSC on future hedging of natural gas prices.
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
Electric Utilities and Infrastructure has entered into fuel contracts that cover 100% of its uranium concentrates and conversion services through at least 2022, 100% of its enrichment services through at least 2023, and 100% of its fabrication services requirements for these plants through at least 2027. For future requirements not already covered under long-term contracts, Electric Utilities and Infrastructure believes it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.
Coal
Electric Utilities and Infrastructure meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. Electric Utilities and Infrastructure uses spot market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which may have various price adjustment provisions and market reopeners, range from 2022 to 2026 for Duke Energy Carolinas and Duke Energy Progress and 2022 to 2025 for Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana. Electric Utilities and Infrastructure expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. Electric Utilities and Infrastructure has an adequate supply of coal under contract to meet its risk management guidelines regarding projected future consumption. As a result of volatility in natural gas prices and the associated impacts on coal-fired dispatch within the generation fleet, coal inventories will continue to fluctuate. Electric Utilities and Infrastructure continues to actively manage its portfolio and has worked with suppliers to obtain increased flexibility in its coal contracts.
Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in the Illinois Basin. Coal purchased for Kentucky is produced from mines along the Ohio River in Illinois, Ohio, West Virginia and Pennsylvania. Coal purchased for Indiana is primarily produced in Indiana and Illinois. There are adequate domestic coal reserves to serve Electric Utilities and Infrastructure's coal generation needs through end of life. The current average sulfur content of coal purchased by Electric Utilities and Infrastructure is between 1.5% and 2% for Duke Energy Carolinas and Duke Energy Progress, between 2.5% and 3% for Duke Energy Florida and Duke Energy Indiana, and between 3% and 3.5% for Duke Energy Ohio. Electric Utilities and Infrastructure's environmental controls, in combination with the use of sulfur dioxide (SO2) emission allowances, enable Electric Utilities and Infrastructure to satisfy current SO2 emission limitations for its existing facilities.
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
The following table summarizes purchased power for the previous three years:

	2021	2020	2019
Purchase obligations and leases (in millions of MWh)(a)	36	32.7	34.8
Purchase capacity under contract (in MW)(b)	4,259	4,716	4,238
(a)    Represents approximately 14% of total system requirements for 2021, 13% for 2020 and 14% for 2019.
(b)    For 2021, 2020 and 2019, these agreements include approximately 412 MW of firm capacity under contract by Duke Energy Florida with QFs.

BUSINESS
Inventory
Electric Utilities and Infrastructure must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2021, the inventory balance for Electric Utilities and Infrastructure was approximately $3 billion. For additional information on inventory, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
Ash Basin Management
During 2015, EPA issued regulations related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under the Resource Conservation and Recovery Act (RCRA) and apply to electric generating sites with new and existing landfills and new and existing surface impoundments and establish requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments (ash basins or impoundments) will continue to be regulated by existing state laws, regulations and permits, such as the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act).
Electric Utilities and Infrastructure has and will periodically submit to applicable authorities required site-specific coal ash impoundment remediation or closure plans. Closure plans must be approved and all associated permits issued before any work can begin. Closure activities have begun in all of Duke Energy's jurisdictions. Excavation began in 2015 at the four sites specified as high priority by the Coal Ash Act and at the W.S. Lee Steam Station site in South Carolina in connection with other legal requirements. Excavation at these sites involves movement of CCR materials to appropriate engineered off-site or on-site lined landfills or for reuse in an approved beneficial application. Duke Energy has completed excavation of coal ash at three of the four high-priority North Carolina sites. At other sites where CCR management is required, planning and closure methods have been studied and factored into the estimated retirement and management costs, and closure activities have commenced.
The EPA CCR rule and the Coal Ash Act leave the decision on cost recovery determinations related to closure of coal ash surface impoundments to the normal ratemaking processes before utility regulatory commissions. Duke Energy's electric utilities have included compliance costs associated with federal and state requirements in their respective rate proceedings. During 2017, Duke Energy Carolinas' and Duke Energy Progress’ wholesale contracts were amended to include the recovery of expenditures related to AROs for the closure of coal ash basins. The amended contracts have retail disallowance parity or provisions limiting challenges to CCR cost recovery actions at FERC. FERC approved the amended wholesale rate schedules in 2017. For additional information on the ash basins and recovery, see Item 7, "Other Matters" and Notes 3, 4 and 9 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations," respectively.
Nuclear Matters
Duke Energy owns, wholly or partially, 11 operating nuclear reactors located at six operating stations. The Crystal River Unit 3 permanently ceased operation in February 2013. Nuclear insurance includes: nuclear liability coverage; property damage coverage; nuclear accident decontamination and premature decommissioning coverage; and accidental outage coverage for losses in the event of a major accidental outage. Joint owners reimburse Duke Energy for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which is approximately $13.5 billion. For additional information on nuclear insurance, see Note 4 to the Consolidated Financial Statements, “Commitments and Contingencies.”
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

	NDTF(a)		Decommissioning
(in millions)	December 31, 2021	December 31, 2020	Costs(a)	Year of Cost Study
Duke Energy	$10,401	$9,114	$9,105	2018 or 2019
Duke Energy Carolinas(b)(c)	5,759	4,977	4,365	2018
Duke Energy Progress(d)	4,089	3,500	4,181	2019
Duke Energy Florida(e)	553	637	559	N/A
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
(e)    During 2019, Duke Energy Florida reached an agreement to transfer decommissioning work for Crystal River Unit 3 to a third party and decommissioning costs are based on the agreement with this third party rather than a cost study. Regulatory approval was received from the NRC and the FPSC in April 2020 and August 2020, respectively. See Note 3 to the Consolidated Financial Statements, "Regulatory Matters,” for more information.

BUSINESS
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
Until the DOE begins to accept the spent nuclear fuel, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida will continue to safely manage their spent nuclear fuel. Under current regulatory guidelines, Harris has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license. With certain modifications and approvals by the NRC to expand the on-site dry cask storage facilities, spent nuclear fuel dry storage facilities will be sufficient to provide storage space of spent fuel through the expiration of the operating licenses, including any license renewals, for Brunswick, Catawba, McGuire, Oconee and Robinson. Crystal River Unit 3 ceased operation in 2013 and was placed in a SAFSTOR condition in January 2018. As of January 2018, all spent fuel at Crystal River Unit 3 has been transferred from the spent fuel pool to dry storage at an on-site independent spent fuel storage installation. During 2020, the NRC and the FPSC approved an agreement to transfer ownership of spent fuel for Crystal River Unit 3 to a third party. See Note 3 to the Consolidated Financial Statements, "Regulatory Matters,” for more information.
The nuclear power industry faces uncertainties with respect to the cost and long-term availability of disposal sites for spent nuclear fuel and other radioactive waste, compliance with changing regulatory requirements, capital outlays for modifications and new plant construction.
Electric Utilities and Infrastructure is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. The following table includes the current year of expiration of nuclear operating licenses for nuclear stations in operation. On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal application for the Oconee Nuclear Station (ONS) with the U.S. Nuclear Regulatory Commission to renew ONS's operating license for an additional 20 years. Duke Energy has announced its intention to seek 20-year operating license renewals for each of the reactors it operates in Duke Energy Carolinas and Duke Energy Progress. See Note 3 to the Consolidated Financial Statements, "Regulatory Matters,” for additional information.

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
In addition to rates approved in base rate cases, each of the state electric utility commissions allow recovery of certain costs through various cost recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over or under-recovered costs, are prudent.

BUSINESS
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

	Regulatory Body	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Progress 2019 North Carolina Rate Case	NCUC	$178	9.6%	52%	6/1/2021
Duke Energy Carolinas 2019 North Carolina Rate Case	NCUC	33	9.6%	52%	6/1/2021
Duke Energy Indiana 2019 Indiana Rate Case(a)	IURC	146	9.7%	54%	7/30/2020
Duke Energy Kentucky 2019 Kentucky Electric Rate Case	KPSC	24	9.25%	48.23%	5/1/2020
Duke Energy Carolinas 2018 South Carolina Rate Case	PSCSC	45	9.5%	53%	6/1/2019
Duke Energy Progress 2018 South Carolina Rate Case	PSCSC	29	9.5%	53%	6/1/2019
Duke Energy Ohio 2017 Ohio Electric Rate Case	PUCO	(19)	9.84%	50.75%	1/2/2019

Pending Rate Cases:
Duke Energy Ohio 2021 Ohio Electric Rate Case	PUCO	$55	10.3%	50.5%	7/1/2022
(a)    Step 1 rates are approximately 75% of the total and became effective July 30, 2020. Step 2 rates are approximately 25% of the total rate case increase. They were approved on July 28, 2021, and implemented in August 2021.
Additionally, in January 2021, Duke Energy Florida filed a settlement agreement with the FPSC that will allow annual increases to its base rates, an agreed upon return on equity (“ROE”) and includes a base rate stay-out provision through 2024, among other provisions. The FPSC approved the 2021 Settlement on May 4, 2021, issuing an order on June 4, 2021. Revised customer rates became effective January 1, 2022, with subsequent base rate increases effective January 1, 2023, and January 1, 2024. For more information on rate matters and other regulatory proceedings, see Note 3 to the Consolidated Financial Statements, “Regulatory Matters.”
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
Environmental
Electric Utilities and Infrastructure is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section. See the “Other Matters” section of Item 7 Management's Discussion and Analysis for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.
GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure conducts natural gas operations primarily through the regulated public utilities of Piedmont, Duke Energy Ohio and Duke Energy Kentucky. The natural gas operations are subject to the rules and regulations of the NCUC, PSCSC, PUCO, KPSC, TPUC, PHMSA and the FERC. Gas Utilities and Infrastructure serves residential, commercial, industrial and power generation natural gas customers, including customers served by municipalities who are wholesale customers. Gas Utilities and Infrastructure has over 1.6 million total customers, including 1.1 million customers located in North Carolina, South Carolina and Tennessee, and an additional 550,000 customers located within southwestern Ohio and northern Kentucky. In the Carolinas, Ohio and Kentucky, the service areas are comprised of numerous cities, towns and communities. In Tennessee, the service area is the metropolitan area of Nashville. The following map shows the service territory and investments in operating pipelines for Gas Utilities and Infrastructure as of December 31, 2021.

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
Natural Gas for Retail Distribution
Gas Utilities and Infrastructure is responsible for the distribution of natural gas to retail customers in its North Carolina, South Carolina, Tennessee, Ohio and Kentucky service territories. Gas Utilities and Infrastructure’s natural gas procurement strategy is to contract primarily with major and independent producers and marketers for natural gas supply. It also purchases a diverse portfolio of transportation and storage service from interstate pipelines. This strategy allows Gas Utilities and Infrastructure to assure reliable natural gas supply and transportation for its firm customers during peak winter conditions. When firm pipeline services or contracted natural gas supplies are temporarily not needed due to market demand fluctuations, Gas Utilities and Infrastructure may release these services and supplies in the secondary market under FERC-approved capacity release provisions or make wholesale secondary market sales. In 2021, firm supply purchase commitment agreements provided 100% of the natural gas supply for both Piedmont and Duke Energy Ohio.

BUSINESS
Impact of Weather
Gas Utilities and Infrastructure revenues are generally protected from the impact of weather fluctuations due to the regulatory mechanisms that are available in most service territories. In North Carolina, margin decoupling provides protection from both weather and other usage variations like conservation for residential and small and medium general service customers. Margin decoupling provides a set margin per customer independent of actual usage. In South Carolina, Tennessee and Kentucky, weather normalization adjusts revenues either up or down depending on how much warmer or colder than normal a given month has been. Weather normalization adjustments occur from November through March in South Carolina, from October through April in Tennessee and from November through April in Kentucky. Duke Energy Ohio collects most of its non-fuel revenue through a fixed monthly charge that is not impacted by usage fluctuations that result from weather changes or conservation.
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
Gas Utilities and Infrastructure has a 21.49% equity ownership interest in Cardinal, an intrastate pipeline located in North Carolina regulated by the NCUC, a 45% equity ownership in Pine Needle, an interstate liquefied natural gas storage facility located in North Carolina and a 50% equity ownership interest in Hardy Storage, an underground interstate natural gas storage facility located in Hardy and Hampshire counties in West Virginia. Pine Needle and Hardy Storage are regulated by FERC.
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
Inventory
Gas Utilities and Infrastructure must maintain adequate natural gas inventory in order to provide reliable delivery to customers. As of December 31, 2021, the inventory balance for Gas Utilities and Infrastructure was $125 million. For more information on inventory, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."

BUSINESS
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
In addition to amounts collected from customers through approved base rates, each of the state gas utility commissions allow recovery of certain costs through various cost recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over- or under-recovered costs, are prudent.
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

	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Kentucky 2018 Natural Gas Base Rate Case	$7	9.7%	50.8%	April 2019
Piedmont 2019 North Carolina Natural Gas Base Rate Case	109	9.7%	52.0%	November 2019
Piedmont 2019 South Carolina Rate Stabilization Adjustment Filing	6	9.9%	55.4%	November 2019
Piedmont 2020 South Carolina Rate Stabilization Adjustment Filing	7	9.8%	52.3%	November 2020
Piedmont 2020 Tennessee Natural Gas Base Rate Case	16	9.8%	50.5%	January 2021
Piedmont 2021 North Carolina Natural Gas Base Rate Case	67	9.6%	51.6%	November 2021
Piedmont 2021 South Carolina Rate Stabilization Adjustment Filing	7	9.8%	52.2%	November 2021
Duke Energy Kentucky 2021 Natural Gas Base Rate Case(a)	9	9.38%	51.3%	January 2022
(a)    An ROE of 9.375% for natural gas base rates and 9.3% for natural gas riders was approved.
Gas Utilities and Infrastructure has IMR mechanisms in North Carolina and Tennessee designed to separately track and recover certain costs associated with capital investments incurred to comply with federal pipeline safety and integrity programs. The following table summarizes information related to the recently approved IMR filing.

	Cumulative	Annual	Effective
(in millions)	Investment	Revenues	Date
Piedmont 2021 IMR Filing – North Carolina	$61	$4	December 2021
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

BUSINESS
Environmental
Gas Utilities and Infrastructure is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section. See “Other Matters” section of Item 7 Management's Discussion and Analysis for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.
COMMERCIAL RENEWABLES
Commercial Renewables primarily acquires, develops, builds, operates and owns wind and solar renewable generation throughout the continental U.S. Commercial Renewables also enters into strategic transactions including minority ownership and tax equity structures in wind and solar generation. The portfolio includes nonregulated renewable energy and energy storage businesses.
Commercial Renewables' renewable energy includes utility-scale wind and solar generation assets, distributed solar generation assets, distributed fuel cell assets and battery storage projects, which total 3,554 MW across 22 states from 23 wind facilities, 178 solar projects, 71 fuel cell locations and two battery storage facilities. Revenues are primarily generated by selling the power produced from renewable generation through long-term contracts to utilities, electric cooperatives, municipalities and corporate customers. In most instances, these customers have obligations under state-mandated renewable energy portfolio standards or similar state or local renewable energy goals. Energy and renewable energy credits generated by wind and solar projects are generally sold at contractual prices. The following map shows the locations of renewable generation facilities of which Commercial Renewables has an ownership interest as of December 31, 2021.

Commercial Renewables Portfolio

Solar Power
Solar / Battery Storage
Wind Power
Wind Power / Battery Storage
Fuel Cell
Battery Storage

©2022 Duke Energy Corporation 220010 1/22

As eligible projects are placed in service, Commercial Renewables generally recognizes either PTCs as power is generated by wind projects over 10 years or ITCs over the useful life of solar or fuel cell projects. Benefits of the tax basis adjustment due to the ITC are recognized as a reduction to income tax expense in the year in which the project is placed in service. Under the current law, the ITC for solar and fuel cells is being phased down from a rate of 30% for projects that began construction before 2020 to a permanent 10% rate for solar, and no ITC is available for fuel cells if construction begins after 2023. The PTC for onshore wind is currently phased out for projects beginning construction after 2021, but remains available for projects that began construction in 2021 or earlier.
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

BUSINESS
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
Employees
On December 31, 2021, Duke Energy had a total of 27,605 full-time, part-time and temporary employees, the overwhelming majority of which were full-time employees. The total includes 5,064 employees who are represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working practices, and other terms and conditions of employment.
Compensation
The company seeks to attract and retain an appropriately qualified workforce and leverages Duke Energy’s leadership imperatives to foster a culture focused on customers, innovation, and highly engaged employees. Our compensation program is market driven and designed to link pay to performance with the goal of attracting and retaining talented employees, rewarding individual performance, and encouraging long-term commitment to our business. Our market competitive pay program includes short-term and long-term variable pay components that help to align the interests of Duke Energy to our customers and shareholders. In addition to competitive base pay, we provide eligible employees with compensation and benefits under a variety of plans and programs, including with respect to health care benefits, retirement savings, pension, health savings and flexible spending accounts, wellness, family leaves, employee assistance, as well as other benefits including a charitable matching program. The company is committed to providing market competitive, fair, and equitable compensation and regularly conducts internal pay equity reviews, and benchmarking against peer companies to ensure our pay is competitive.
Diversity and Inclusion
Duke Energy is committed to continuing to build a diverse workforce that reflects the communities we serve while strengthening a culture of inclusion where employees and customers feel respected and valued. Our Enterprise Diversity and Inclusion Council, chaired by our Chief Operating Officer, monitors the effectiveness and execution of our diversity and inclusion strategy and programs. Employee-led councils are also embedded across the company in our business units and focus on the specific diversity and inclusion needs of the business and help drive inclusion deeper into the employee experience. Leaders and individual contributors also have the opportunity to participate in diversity and inclusion training programs and facilitated conversations on thought provoking topics offered to further our commitment to building and enabling an inclusive work environment.

BUSINESS
Our aspirational goals include achieving workforce representation of at least 25% female and 20% racial and ethnic diversity. We continue to make strides toward reaching these aspirational goals and as of December 31, 2021, our workforce consisted of approximately 23.9% female and 19.6% racial and ethnic diversity.
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
Operational Excellence
The foundation for our growth and success is our continued focus on operational excellence, the leading indicator of which is safety. As such, the safety of our workforce remains our top priority. The company closely monitors the total incident case rate (TICR), which is a metric based on strict OSHA definitions that measures the number of occupational injuries and illnesses per 100 employees. This objective emphasizes our focus on achieving an event-free and injury-free workplace. As an indication of our commitment to safety, we include safety metrics in both the short-term and long-term incentive plans based on the TICR for employees. Our employees delivered strong safety results in 2021, consistent with our industry-leading performance levels from 2016 through 2020.

BUSINESS
Information about Our Executive Officers
The following table sets forth the individuals who currently serve as executive officers. Executive officers serve until their successors are duly elected or appointed.

Name	Age(a)	Current and Recent Positions Held
Lynn J. Good	62
Chair, President and Chief Executive Officer. Ms. Good has served as Chair, President and Chief Executive Officer of Duke Energy since January 1, 2016, and was Vice Chairman, President and Chief Executive Officer of Duke Energy from July 2013 through December 2015. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009.

Steven K. Young	63
Executive Vice President and Chief Financial Officer. Mr. Young assumed his current position in August 2013. Prior to that he served as Vice President, Chief Accounting Officer and Controller, assuming the role of Chief Accounting Officer in July 2012 and the role of Controller in December 2006.

Melody Birmingham	50
Senior Vice President and Chief Administrative Officer. Ms. Birmingham assumed her current position in May 2021, Prior to that, Ms. Birmingham served as Senior Vice President, Supply Chain and Chief Procurement Officer since 2018; State President of Duke Energy Indiana’s operations from 2015 to 2018, and Senior Vice President, Midwest Delivery from 2012 to 2015.

Kodwo Ghartey-Tagoe	58
Executive Vice President, Chief Legal Officer and Corporate Secretary. Mr. Ghartey-Tagoe assumed the position of Executive Vice President, Chief Legal Officer and Corporate Secretary in May 2020. He was appointed Executive Vice President and Chief Legal Officer in October 2019 after serving as President, South Carolina since 2017. Mr. Ghartey-Tagoe joined Duke Energy in 2002, and has held numerous management positions in Duke Energy’s Legal Department, including Duke Energy's Senior Vice President of State and Federal Regulatory Legal Support.

R. Alexander Glenn	56
Senior Vice President and Chief Executive Officer, Duke Energy Florida and Midwest. Mr. Glenn assumed his current position in May 2021. Prior to that, Mr. Glenn served as Senior Vice President, State and Federal Regulatory Legal Support since 2017 and as State President of Duke Energy Florida's operations from 2012 to 2017.

Dhiaa M. Jamil	65
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

Julia S. Janson	57
Executive Vice President and Chief Executive Officer, Duke Energy Carolinas. Ms. Janson assumed her current position in May 2021. Prior to that she held the position of Executive Vice President, External Affairs and President, Carolinas Region since October 2019 and the position of Executive Vice President, External Affairs and Chief Legal Officer since November 2018. She originally assumed the position of Executive Vice President, Chief Legal Officer and Corporate Secretary in December 2012, and then assumed the responsibilities for External Affairs in February 2016.

Cynthia S. Lee	55
Vice President, Chief Accounting Officer and Controller. Ms. Lee assumed her role as Vice President, Chief Accounting Officer and Controller in May 2021. Prior to that, she served as Director, Investor Relations since June 2019 and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002.

Ronald R. Reising	61
Senior Vice President and Chief Human Resources Officer. Mr. Reising assumed his current position in July 2020. Prior to that, he served as Senior Vice President of Operations Support since 2014. Prior to that he served as Chief Procurement Officer since 2006.

Louis E. Renjel	48
Senior Vice President, External Affairs and Communications. Mr. Renjel his current position in May 2021. Prior to that he served as Senior Vice President of Federal Government and Corporate Affairs since 2019, and as Vice President, Federal Government Affairs and Strategic Policy since he joined Duke Energy in March 2017 until 2019. Prior to joining Duke Energy, Mr. Renjel served as Vice President of Strategic Infrastructure since 2009 for CSX Corp and as their Director of Environmental and Government Affairs from 2006 to 2008.

Brian D. Savoy	46
Executive Vice President, Chief Strategy and Commercial Officer. Mr. Savoy assumed the position of Executive Vice President, Chief Strategy and Commercial Officer in May 2021. Prior to that he held the position of Senior Vice President, Chief Transformation and Administrative Officer from October 2019 through April 2021; Senior Vice President, Business Transformation and Technology from May 2016 through September 2019; Senior Vice President, Controller and Chief Accounting Officer from September 2013 to May 2016; Director, Forecasting and Analysis from 2009 to September 2013; and Vice President and Controller of the Commercial Power segment from 2006 to 2009.

Harry K. Sideris	51
Executive Vice President, Customer Experience, Solutions and Services. Mr. Sideris assumed his current position in October 2019. Prior to that, he served as Senior Vice President and Chief Distribution Officer since June 2018; State President, Florida from January 2017 to June 2018; Senior Vice President of Environmental Health and Safety from August 2014 to January 2017; and Vice President of Power Generations for the company's Fossil/Hydro Operations in the western portions of North Carolina and South Carolina from July 2012 to August 2014.

(a)    The ages of the officers provided are as of January 31, 2022.
There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

BUSINESS
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
•The Clean Water Act, which requires permits for facilities that discharge wastewaters into navigable waters.
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
For more information on environmental matters, see Notes 4 and 9 to the Consolidated Financial Statements, “Commitments and Contingencies – Environmental” and "Asset Retirement Obligations," respectively, and the “Other Matters” section of Item 7 Management's Discussion and Analysis. Except as otherwise described in these sections, costs to comply with current federal, state and local provisions regulating the discharge of materials into the environment or other potential costs related to protecting the environment are incorporated into the routine cost structure of our various business segments and are not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.
The "Other Matters" section of Item 7 Management's Discussion and Analysis includes more information on certain environmental regulations and a discussion of Global Climate Change including the potential impact of current and future legislation related to GHG emissions on the Duke Energy Registrants' operations. Recently passed and potential future environmental statutes and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if and when such statutes and regulations become effective, the Duke Energy Registrants will seek appropriate regulatory recovery of costs to comply within its regulated operations.
DUKE ENERGY CAROLINAS

Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas’ service area covers approximately 24,000 square miles and supplies electric service to 2.8 million residential, commercial and industrial customers. For information about Duke Energy Carolinas’ generating facilities, see Item 2, “Properties.” Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
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
DUKE ENERGY PROGRESS

Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress’ service area covers approximately 29,000 square miles and supplies electric service to approximately 1.7 million residential, commercial and industrial customers. For information about Duke Energy Progress’ generating facilities, see Item 2, “Properties.” Duke Energy Progress is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
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
Duke Energy Ohio’s service area covers approximately 3,000 square miles and supplies electric service to approximately 880,000 residential, commercial and industrial customers and provides transmission and distribution services for natural gas to approximately 550,000 customers. For information about Duke Energy Ohio's generating facilities, see Item 2, “Properties.”
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
DUKE ENERGY INDIANA

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana’s service area covers 23,000 square miles and supplies electric service to 870,000 residential, commercial and industrial customers. For information about Duke Energy Indiana's generating facilities, see Item 2, “Properties.” Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC.
In 2021, Duke Energy completed the first phase of the investment in Duke Energy Indiana by GIC. For additional information, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
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

RISK FACTORS
BUSINESS STRATEGY RISKS
Duke Energy’s future results could be adversely affected if it is unable to implement its business strategy including achieving its carbon emissions reduction goals.
Duke Energy’s results of operations depend, in significant part, on the extent to which it can implement its business strategy successfully. Duke Energy's clean energy strategy, which includes achieving net-zero carbon emissions from electricity generation by 2050, modernizing the regulatory construct, transforming the customer experience, and digital transformation, is subject to business, policy, regulatory, technology, economic and competitive uncertainties and contingencies, many of which are beyond its control and may make those goals difficult to achieve.
Federal or state policies could be enacted that restrict the availability of fuels or generation technologies, such as natural gas or nuclear power, that enable Duke Energy to reduce its carbon emissions. Supportive policies may be needed to facilitate the siting and cost recovery of transmission and distribution upgrades needed to accommodate the build out of large volumes of renewables and energy storage. Further, the approval of our state regulators will be necessary for the company to continue to retire existing carbon emitting assets or make investments in new generating capacity. The company may be constrained by the ability to procure resources or labor needed to build new generation at a reasonable price as well as to construct projects on time. In addition, new technologies that are not yet commercially available or are unproven at utility scale will be needed. If these technologies are not developed or are not available at reasonable prices, or if we invest in early-stage technologies that are then supplanted by technological breakthroughs, Duke Energy’s ability to achieve a net-zero target by 2050 at a cost-effective price could be at risk.
Achieving our carbon reduction goals will require continued operation of our existing carbon-free technologies including nuclear and renewables. The rapid transition to and expansion of certain low-carbon resources, such as renewables without cost-effective storage, may challenge our ability to meet customer expectations of reliability in a carbon constrained environment, Our nuclear fleet is central to our ability to meet these objectives and customer expectations. We are continuing to seek to renew the operating licenses of the 11 reactors we operate at six nuclear stations for an additional 20 years, extending their operating lives to and beyond midcentury. Failure to receive approval from the NRC for the relicensing of any of these reactors could affect our ability to achieve a net-zero target by 2050.
As a consequence, Duke Energy may not be able to fully implement or realize the anticipated results of its strategy, which may have an adverse effect on its financial condition.
REGULATORY, LEGISLATIVE AND LEGAL RISKS
The Duke Energy Registrants’ regulated utility revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, electric and natural gas transmission, distribution and related activities, which may limit their ability to recover costs.
The Duke Energy Registrants’ regulated electric and natural gas utility businesses are regulated on a cost-of-service/rate-of-return basis subject to statutes and regulatory commission rules and procedures of North Carolina, South Carolina, Florida, Ohio, Tennessee, Indiana and Kentucky. If the Duke Energy Registrants’ regulated utility earnings exceed the returns established by the state utility commissions, retail electric and natural gas rates may be subject to review and possible reduction by the commissions, which may decrease the Duke Energy Registrants’ earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service, or do not do so on a timely basis, the Duke Energy Registrants’ earnings could be negatively impacted. Differences in regulation between jurisdictions with concurrent operations, such as North Carolina and South Carolina in Duke Energy Carolinas' and Duke Energy Progress' service territory, may also result in failure to recover costs.
If legislative and regulatory structures were to evolve in such a way that the Duke Energy Registrants’ exclusive rights to serve their regulated customers were eroded, their earnings could be negatively impacted. Federal and state regulations, laws, commercialization and reduction of costs and other efforts designed to promote and expand the use of EE measures and distributed generation technologies, such as private solar and battery storage, in Duke Energy service territories could reduce recovery of fixed costs in Duke Energy service territories or result in customers leaving the electric distribution system and an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power at the full retail amount. Over time, customer adoption of these technologies could result in Duke Energy not being able to fully recover the costs and investment in generation.
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

RISK FACTORS
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
The Duke Energy Registrants’ businesses are subject to extensive federal regulation and a wide variety of laws and governmental policies, including taxes and environmental regulations, that may change over time in ways that affect operations and costs.
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
The EPA has enacted or proposed federal regulations governing the management of cooling water intake structures, wastewater and CO2 emissions. New state legislation could impose carbon reduction goals that are more aggressive than the company's plans. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.
The Duke Energy Registrants' operations, capital expenditures and financial results may be affected by regulatory changes related to the impacts of global climate change.
There is continued concern, and increasing activism, both nationally and internationally, about climate change. The EPA and state regulators may adopt and implement regulations to restrict emissions of GHGs to address global climate change. Certain local and state jurisdictions have also enacted laws to restrict or prevent new gas infrastructure. Increased regulation of GHG emissions could impose significant additional costs on the Duke Energy Registrants' electric and natural gas operations, their suppliers and customers and affect demand for energy conservation and renewable products, which could impact both our electric and natural gas businesses. Regulatory changes could also result in generation facilities to be retired earlier than planned to meet our net-zero 2050 goal. Though we would plan to seek cost recovery for investments related to GHG emissions reductions through regulatory rate structures, changes in the regulatory climate could result in the failure to fully recover such costs and investment in generation.
OPERATIONAL RISKS
The Duke Energy Registrants’ operations have been and may be affected by COVID-19 in ways listed below and in ways the registrants cannot predict at this time.
The COVID-19 pandemic has immaterially impacted and could impact the Duke Energy Registrants' business strategy, results of operations, financial position and cash flows in the future as a result of delays in rate cases or other legal proceedings, an inability to obtain labor or equipment necessary for the construction of large capital projects, an inability to procure satisfactory levels of fuels or other necessary equipment for the continued production of electricity and delivery of natural gas, and the health and availability of our critical personnel and their ability to perform business functions.

RISK FACTORS
The Duke Energy Registrants’ results of operations may be negatively affected by overall market, economic and other conditions that are beyond their control.
Sustained downturns or sluggishness in the economy generally affect the markets in which the Duke Energy Registrants operate and negatively influence operations. Declines in demand for electricity or natural gas as a result of economic downturns in the Duke Energy Registrants’ regulated service territories will reduce overall sales and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity and the use of natural gas. Although the Duke Energy Registrants’ regulated electric and natural gas businesses are subject to regulated allowable rates of return and recovery of certain costs, such as fuel and purchased natural gas costs, under periodic adjustment clauses, overall declines in electricity or natural gas sold as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. The Duke Energy Registrants also monitor the impacts of inflation on the procurement of goods and services and seek to minimize its effects in future periods through pricing strategies, productivity improvements, and cost reductions. Rapidly rising prices as a result of inflation or other factors may impact the ability of the company to recover costs timely or execute on its business strategy including the achievement of growth objectives. Additionally, prolonged economic downturns that negatively impact the Duke Energy Registrants’ results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including goodwill, to their respective fair values.
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
•ability to procure satisfactory levels of inventory, including materials, supplies, and fuel such as coal, natural gas and uranium; and
•capacity and transmission service into, or out of, the Duke Energy Registrants’ markets.
Natural disasters or operational accidents may adversely affect the Duke Energy Registrants’ operating results.
Natural disasters or operational accidents within the company or industry (such as forest fires, earthquakes, hurricanes or natural gas transmission pipeline explosions) could have direct or indirect impacts to the Duke Energy Registrants or to key contractors and suppliers. Further, the generation of electricity and the transportation and storage of natural gas involve inherent operating risks that may result in accidents involving serious injury or loss of life, environmental damage or property damage. Such events could impact the Duke Energy Registrants through changes to policies, laws and regulations whose compliance costs have a significant impact on the Duke Energy Registrants’ results of operations, financial position and cash flows. In addition, if a serious operational accident were to occur, existing insurance policies may not cover all of the potential exposures or the actual amount of loss incurred, including potential litigation awards. Any losses not covered by insurance, or any increases in the cost of applicable insurance as a result of such accident, could have a material adverse effect on the results of operations, financial position, cash flows and reputation of the Duke Energy Registrants.
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
As a result of electricity produced for decades at coal-fired power plants, the Duke Energy Registrants manage large amounts of CCR that are primarily stored in dry storage within landfills or combined with water in surface impoundments, all in compliance with applicable regulatory requirements. A CCR-related operational incident could have a material adverse impact on the reputation and results of operations, financial position and cash flows of the Duke Energy Registrants.

RISK FACTORS
During 2015, EPA regulations were enacted related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under the RCRA and apply to electric generating sites with new and existing landfills and, new and existing surface impoundments, and establish requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments will continue to be regulated by existing state laws, regulations and permits, as well as additional legal requirements that may be imposed in the future, such as the settlement reached with the NCDEQ to excavate seven of the nine remaining coal ash basins in North Carolina, and partially excavate the remaining two, and EPA's January 11, 2022, issuance of a letter interpreting the CCR Rule, including its applicability and closure provisions. These federal and state laws, regulations and other legal requirements may require or result in additional expenditures, including increased operating and maintenance costs, which could affect the results of operations, financial position and cash flows of the Duke Energy Registrants. The Duke Energy Registrants will continue to seek full cost recovery for expenditures through the normal ratemaking process with state and federal utility commissions, who permit recovery in rates of necessary and prudently incurred costs associated with the Duke Energy Registrants’ regulated operations, and through other wholesale contracts with terms that contemplate recovery of such costs, although there is no guarantee of full cost recovery. In addition, the timing for and amount of recovery of such costs could have a material adverse impact on Duke Energy's cash flows.
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
Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates in response to concerns related to climate change. Additionally, technological advances driven by federal laws mandating new levels of EE in end-use electric and natural gas devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.
Advances in distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines and solar cells, may reduce the cost of alternative methods of producing power to a level competitive with central power station electric production utilized by the Duke Energy Registrants. In addition, the electrification of buildings and appliances currently relying on natural gas could reduce the number of customers in our natural gas distribution business.
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
The Duke Energy Registrants future results may be impacted by changing expectations and demands including heightened emphasis on environmental, social and governance concerns.
Duke Energy’s ability to execute its strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors, and stakeholders. Those expectations are based in part on the core fundamentals of reliability and affordability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services and offerings. Additionally, the risks of global climate change continues to shape our customers’ sustainability goals and energy needs as well as the investment and financing criteria of investors. Failure to meet these increasing expectations or to adequately address the risks and external pressures from regulators, customers, investors and other stakeholders may impact Duke Energy’s reputation and affect its ability to achieve favorable outcomes in future rate cases and the results of operations for the Duke Energy Registrants. Furthermore, the increasing use of social media may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations, and financial condition.
As it relates to electric generation, a diversified fleet with increasingly clean generation resources may facilitate more efficient financing and lower costs. Conversely, jurisdictions utilizing more carbon-intensive generation such as coal may experience difficulty attracting certain investors and obtaining the most economical financing terms available. Furthermore, with this heightened emphasis on environmental, social, and governance concerns, and climate change in particular, there is an increased risk of litigation by activists.

RISK FACTORS
The Duke Energy Registrants’ operating results may fluctuate on a seasonal and quarterly basis and can be negatively affected by changes in weather conditions and severe weather, including extreme weather conditions and changes in weather patterns from climate change.
Electric power generation and natural gas distribution are generally seasonal businesses. In most parts of the U.S., the demand for power peaks during the warmer summer months, with market prices also typically peaking at that time. In other areas, demand for power peaks during the winter. Demand for natural gas peaks during the winter months. Further, changing frequency or magnitude of extreme weather conditions such as hurricanes, droughts, heat waves, winter storms and severe weather, including from climate change, could cause these seasonal fluctuations to be more pronounced. As a result, the overall operating results of the Duke Energy Registrants’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period-to-period comparison less relevant.
Sustained severe drought conditions could impact generation by hydroelectric plants, as well as fossil and nuclear plant operations, as these facilities use water for cooling purposes and for the operation of environmental compliance equipment. Furthermore, destruction caused by severe weather events, such as hurricanes, flooding, tornadoes, severe thunderstorms, snow and ice storms, including from climate change, can result in lost operating revenues due to outages, property damage, including downed transmission and distribution lines, and additional and unexpected expenses to mitigate storm damage. The cost of storm restoration efforts may not be fully recoverable through the regulatory process.
The Duke Energy Registrants’ sales may decrease if they are unable to gain adequate, reliable and affordable access to transmission assets.
The Duke Energy Registrants depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver electricity sold to the wholesale market. In addition, the growth of renewables and energy storage will put strains on existing transmission assets and require transmission and distribution upgrades. The FERC’s power transmission regulations require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. If transmission is disrupted, or if transmission capacity is inadequate, the Duke Energy Registrants’ ability to sell and deliver products may be hindered.
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
The Duke Energy Registrants purchase almost all of their natural gas supply from interstate sources that must be transported to the applicable service territories. Interstate pipeline companies transport the natural gas to the Duke Energy Registrants' systems under firm service agreements that are designed to meet the requirements of their core markets. A significant disruption to interstate pipelines capacity or reduction in natural gas supply due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyberattacks or other acts of war or legislative or regulatory actions or requirements, including remediation related to integrity inspections or regulations and laws enacted to address climate change, could reduce the normal interstate supply of natural gas and thereby reduce earnings. Moreover, if additional natural gas infrastructure, including, but not limited to, exploration and drilling rigs and platforms, processing and gathering systems, offshore pipelines, interstate pipelines and storage, cannot be built at a pace that meets demand, then growth opportunities could be limited.
Fluctuations in commodity prices or availability may adversely affect various aspects of the Duke Energy Registrants’ operations as well as their results of operations, financial position and cash flows.
The Duke Energy Registrants are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, nuclear fuel, electricity and other energy-related commodities as a result of their ownership of energy-related assets. Fuel costs are recovered primarily through cost recovery clauses, subject to the approval of state utility commissions.
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
Cybersecurity risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication, magnitude and frequency of cyberattacks and data security breaches. Duke Energy relies on the continued operation of sophisticated digital information technology systems and network infrastructure, which are part of an interconnected regional grid. Additionally, connectivity to the internet continues to increase through grid modernization and other operational excellence initiatives. Because of the critical nature of the infrastructure, increased connectivity to the internet and technology systems’ inherent vulnerability to disability or failures due to hacking, viruses, acts of war or terrorism or other types of data security breaches, the Duke Energy Registrants face a heightened risk of cyberattack from foreign or domestic sources and have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to information and/or information systems or to disrupt utility operations through computer viruses and phishing attempts either directly or indirectly through its material vendors or related third parties. In the event of a significant cybersecurity breach on either the Duke Energy Registrants or with one of our material vendors or related third parties, the Duke Energy Registrants could (i) have business operations disrupted, including the disruption of the operation of our natural gas and electric assets and the power grid, theft of confidential company, employee, retiree, shareholder, vendor or customer information, and general business systems and process interruption or compromise, including preventing the Duke Energy Registrants from servicing customers, collecting revenues or the recording, processing and/or reporting financial information correctly, (ii) experience substantial loss of revenues, repair and restoration costs, penalties and costs for lack of compliance with relevant regulations, implementation costs for additional security measures to avert future cyberattacks and other financial loss and (iii) be subject to increased regulation, litigation and reputational damage. While Duke Energy maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damage experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.
The Duke Energy Registrants are subject to standards enacted by the North American Electric Reliability Corporation and enforced by FERC regarding protection of the physical and cyber security of critical infrastructure assets required for operating North America's bulk electric system. The Duke Energy Registrants are also subject to regulations set by the Nuclear Regulatory Commission regarding the protection of digital computer and communication systems and networks required for the operation of nuclear power plants. The Duke Energy Registrants that operate designated critical pipelines that transport natural gas are also subject to security directives issued by the Department of Homeland Security's Transportation Security Administration (TSA) requiring such registrants to implement specific cybersecurity mitigation measures. While the Duke Energy Registrants believe they are in compliance with, or, in the case of the recent TSA security directives, are in the process of implementing such standards and regulations, the Duke Energy Registrants have from time to time been, and may in the future be, found to be in violation of such standards and regulations. In addition, compliance with or changes in the applicable standards and regulations may subject the Duke Energy Registrants to higher operating costs and/or increased capital expenditures as well as substantial fines for non-compliance.
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

RISK FACTORS
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
Market disruptions may increase the cost of borrowing or adversely affect the ability to access one or more financial markets. Such disruptions could include: economic downturns, the bankruptcy of an unrelated energy company, unfavorable capital market conditions, market prices for electricity and natural gas, the generation mix of individual utilities, actual or threatened terrorist attacks, or the overall health of the energy industry. The availability of credit under Duke Energy’s Master Credit Facility depends upon the ability of the banks providing commitments under the facility to provide funds when their obligations to do so arise. Systemic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.
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

RISK FACTORS
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
The continued threat of terrorism and the impact of retaliatory military and other action by the U.S. and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil, which may have material adverse effects in ways the Duke Energy Registrants cannot predict at this time. In addition, future acts of terrorism and possible reprisals as a consequence of action by the U.S. and its allies could be directed against companies operating in the U.S. Information technology systems, transportation systems for our fuel sources including natural gas pipelines, transmission and distribution and generation facilities such as nuclear plants could be potential targets of terrorist activities or harmful activities by individuals or groups that could have a material adverse effect on Duke Energy Registrants' businesses. In particular, the Duke Energy Registrants may experience increased capital and operating costs to implement increased security for their information technology systems, transmission and distribution and generation facilities, including nuclear power plants under the NRC’s design basis threat requirements. These increased costs could include additional physical plant security and security personnel or additional capability following a terrorist incident.

RISK FACTORS
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PROPERTIES
ITEM 2. PROPERTIES

ELECTRIC UTILITIES AND INFRASTRUCTURE
The following table provides information related to the Electric Utilities and Infrastructure's generation stations as of December 31, 2021. The MW displayed in the table below are based on summer capacity. Ownership interest in all facilities is 100% unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,554
McGuire	Nuclear	Uranium	NC	2,316
Catawba(a)	Nuclear	Uranium	SC	445
Belews Creek	Fossil	Coal/Gas	NC	2,220
Marshall	Fossil	Coal/Gas	NC	2,058
J.E. Rogers	Fossil	Coal/Gas	NC	1,388
Lincoln Combustion Turbine (CT)	Fossil	Gas/Oil	NC	1,161
Allen	Fossil	Coal	NC	840
Rockingham CT	Fossil	Gas/Oil	NC	825
W.S. Lee Combined Cycle (CC)(b)	Fossil	Gas	SC	686
Buck CC	Fossil	Gas	NC	668
Dan River CC	Fossil	Gas	NC	662
Mill Creek CT	Fossil	Gas/Oil	SC	563
W.S. Lee	Fossil	Gas	SC	170
W.S. Lee CT	Fossil	Gas/Oil	SC	84
Clemson CHP	Fossil	Gas	SC	13
Bad Creek	Hydro	Water	SC	1,520
Jocassee	Hydro	Water	SC	780
Cowans Ford	Hydro	Water	NC	324
Keowee	Hydro	Water	SC	152
Other small facilities (19 plants)	Hydro	Water	NC/SC	581
Distributed generation	Renewable	Solar	NC	71
Total Duke Energy Carolinas				20,081

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Progress
Brunswick	Nuclear	Uranium	NC	1,870
Harris	Nuclear	Uranium	NC	964
Robinson	Nuclear	Uranium	SC	759
Roxboro	Fossil	Coal	NC	2,439
Smith CC	Fossil	Gas/Oil	NC	1,083
H.F. Lee CC	Fossil	Gas/Oil	NC	888
Wayne County CT	Fossil	Gas/Oil	NC	822
Smith CT	Fossil	Gas/Oil	NC	772
Mayo	Fossil	Coal	NC	704
L.V. Sutton CC	Fossil	Gas/Oil	NC	607
Asheville CC	Fossil	Gas/Oil	NC	476
Asheville CT	Fossil	Gas/Oil	NC	320
Darlington CT	Fossil	Gas/Oil	SC	234
Weatherspoon CT	Fossil	Gas/Oil	NC	124
L.V. Sutton CT (Black Start)	Fossil	Gas/Oil	NC	84
Blewett CT	Fossil	Oil	NC	52
Walters	Hydro	Water	NC	112
Other small facilities (3)	Hydro	Water	NC	116
Distributed generation	Renewable	Solar	NC	35
Asheville – Rock Hill Battery	Renewable	Storage	NC	7
Total Duke Energy Progress				12,468

PROPERTIES

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Florida
Hines CC	Fossil	Gas/Oil	FL	2,061
Citrus County CC	Fossil	Gas	FL	1,610
Crystal River	Fossil	Coal	FL	1,410
Bartow CC	Fossil	Gas/Oil	FL	1,112
Anclote	Fossil	Gas	FL	1,013
Intercession City CT	Fossil	Gas/Oil	FL	931
Osprey CC	Fossil	Gas/Oil	FL	583
DeBary CT	Fossil	Gas/Oil	FL	524
Tiger Bay CC	Fossil	Gas/Oil	FL	193
Bayboro CT	Fossil	Oil	FL	171
Bartow CT	Fossil	Gas/Oil	FL	168
Suwannee River CT	Fossil	Gas	FL	145
University of Florida CoGen CT	Fossil	Gas	FL	44
Distributed generation	Renewable	Solar	FL	323
Total Duke Energy Florida				10,288

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Ohio
East Bend	Fossil	Coal	KY	600
Woodsdale CT	Fossil	Gas/Propane	OH	476
Total Duke Energy Ohio				1,076

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Indiana
Gibson(c)	Fossil	Coal	IN	2,822
Cayuga(d)	Fossil	Coal/Oil	IN	1,005
Edwardsport	Fossil	Coal	IN	595
Madison CT	Fossil	Gas	OH	566
Wheatland CT	Fossil	Gas	IN	444
Vermillion CT(e)	Fossil	Gas	IN	360
Noblesville CC	Fossil	Gas/Oil	IN	264
Henry County CT	Fossil	Gas/Oil	IN	129
Cayuga CT	Fossil	Gas/Oil	IN	84
Markland	Hydro	Water	IN	54
Distributed generation	Renewable	Solar	IN	11
Camp Atterbury Battery	Renewable	Storage	IN	4
Nabb Battery	Renewable	Storage	IN	4
Crane Battery	Renewable	Storage	IN	4
Total Duke Energy Indiana				6,346

Owned MW
Totals by Type	Capacity
Total Electric Utilities	50,259
Totals by Plant Type
Nuclear	8,908
Fossil	37,252
Hydro	3,639
Renewable	460
Total Electric Utilities	50,259

PROPERTIES
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
The following table provides information related to Electric Utilities and Infrastructure's electric transmission and distribution properties as of December 31, 2021.

		Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy
	Energy	Carolinas	Progress	Florida	Ohio	Indiana
Electric Transmission Lines
Miles of 500 to 525 kilovolt (kV)	1,100	600	300	200	—	—
Miles of 345 kV	1,100	—	—	—	400	700
Miles of 230 kV	8,500	2,700	3,400	1,700	—	700
Miles of 100 to 161 kV	12,400	6,800	2,600	900	700	1,400
Miles of 13 to 69 kV	8,200	2,900	—	2,200	600	2,500
Total conductor miles of electric transmission lines	31,300	13,000	6,300	5,000	1,700	5,300
Electric Distribution Lines
Miles of overhead lines	173,400	66,600	46,400	25,200	13,300	21,900
Miles of underground line	109,800	40,000	32,600	21,500	6,300	9,400
Total conductor miles of electric distribution lines	283,200	106,600	79,000	46,700	19,600	31,300
Number of electric transmission and distribution substations	3,000	1,200	500	500	500	300
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

		Duke
	Duke	Energy
	Energy	Ohio	Piedmont
Miles of natural gas distribution and transmission pipelines	34,800	7,500	27,300
Miles of natural gas service lines	27,700	6,500	21,200

PROPERTIES
COMMERCIAL RENEWABLES
The following table provides information related to Commercial Renewables' electric generation facilities as of December 31, 2021. The MW displayed in the table below are based on nameplate capacity.

				Owned MW	Ownership
Facility	Plant Type	Primary Fuel	Location	Capacity	Interest (%)
Commercial Renewables – Wind
Los Vientos (five sites)	Renewable	Wind	TX	465	51%
Frontier Windpower II(a)	Renewable	Wind	OK	352	100%
Mesteno(a)	Renewable	Wind	TX	202	100%
Maryneal(a)	Renewable	Wind	TX	182	100%
Sweetwater IV	Renewable	Wind	TX	113	47%
Frontier Windpower	Renewable	Wind	OK	103	51%
Top of the World	Renewable	Wind	WY	102	51%
Notrees	Renewable	Wind	TX	78	51%
Mesquite Creek	Renewable	Wind	TX	54	26%
Campbell Hill	Renewable	Wind	WY	50	51%
Ironwood	Renewable	Wind	KS	43	26%
Sweetwater V	Renewable	Wind	TX	38	47%
North Allegheny	Renewable	Wind	PA	36	51%
Laurel Hill	Renewable	Wind	PA	35	51%
Cimarron II	Renewable	Wind	KS	34	26%
Kit Carson	Renewable	Wind	CO	26	51%
Silver Sage	Renewable	Wind	WY	21	51%
Happy Jack	Renewable	Wind	WY	15	51%
Shirley	Renewable	Wind	WI	10	51%
Total Renewables – Wind				1,959

				Owned MW	Ownership
Facility	Plant Type	Primary Fuel	Location	Capacity	Interest (%)
Commercial Renewables – Solar
Holstein(a)	Renewable	Solar	TX	200	100%
Rambler(a)	Renewable	Solar	TX	200	100%
North Rosamond(a)	Renewable	Solar	CA	150	100%
Pflugerville(a)	Renewable	Solar	TX	144	100%
Lapetus(a)	Renewable	Solar	TX	100	100%
Conetoe II	Renewable	Solar	NC	80	100%
Palmer(a)	Renewable	Solar	CO	60	100%
Broad River(a)	Renewable	Solar	NC	50	100%
Seville I & II	Renewable	Solar	CA	34	67%
Rio Bravo I & II	Renewable	Solar	CA	27	67%
Wildwood I & II	Renewable	Solar	CA	23	67%
Speedway(a)	Renewable	Solar	NC	23	100%
Kelford	Renewable	Solar	NC	22	100%
Dogwood	Renewable	Solar	NC	20	100%
Halifax Airport	Renewable	Solar	NC	20	100%
Pasquotank	Renewable	Solar	NC	20	100%
Shawboro	Renewable	Solar	NC	20	100%
Caprock	Renewable	Solar	NM	17	67%
Creswell Alligood	Renewable	Solar	NC	14	100%
Pumpjack	Renewable	Solar	CA	13	67%
Longboat	Renewable	Solar	CA	13	67%
Shoreham(a)	Renewable	Solar	NY	13	51%
Washington White Post	Renewable	Solar	NC	12	100%
Whitakers	Renewable	Solar	NC	12	100%
Highlander I & II	Renewable	Solar	CA	11	51%
Other small solar(a)	Renewable	Solar	Various	233	Various
Total Renewables – Solar				1,531

PROPERTIES

				Owned MW	Ownership
Facility	Plant Type	Primary Fuel	Location	Capacity	Interest (%)
Commercial Renewables – Fuel Cells(a)	Renewable	Fuel Cell	Various	44	100%
Total Renewables – Fuel Cells				44

				Owned MW	Ownership
Facility	Plant Type	Primary Fuel	Location	Capacity	Interest (%)
Commercial Renewables – Energy Storage
Notrees Battery Storage	Renewable	Storage	TX	18	51%
Beckjord Battery Storage	Renewable	Storage	OH	2	100%
Total Renewables – Energy Storage				20

Owned MW
Totals by Type	Capacity
Wind	1,959
Solar	1,531
Fuel Cells	44
Energy Storage	20
Total Commercial Renewables(b)	3,554
(a)     Certain projects, including projects within Other small solar, are in tax-equity structures where investors have differing interests in the project's economic attributes. 100% of the tax-equity project's capacity is included in the table above.
(b)    Net proportion of MW capacity in operation is 4,729, which represents the amount managed or owned by Duke Energy.
OTHER
Duke Energy owns approximately 8 million square feet and, after exiting the Duke Energy Center in 2021, leases approximately 1.5 million square feet of corporate, regional and district office space spread throughout its service territories. See Note 10, "Property, Plant and Equipment," for further information.
ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, including regulatory and environmental matters, see Note 3, “Regulatory Matters,” and Note 4, “Commitments and Contingencies,” to the Consolidated Financial Statements.
MTBE Litigation
On December 15, 2017, the state of Maryland filed suit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of state waters by MTBE leaking from gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen levels in gasoline and make it burn cleaner. The case was removed from Baltimore City Circuit Court to federal District Court. Initial motions to dismiss filed by the defendants were denied by the court on September 4, 2019, and the matter is now in discovery. On December 18, 2020, the plaintiff and defendants selected 50 focus sites, none of which have any ties to Duke Energy Merchants. Discovery will be specific to those sites. At this time, Duke Energy Merchants has not engaged in settlement negotiations with the plaintiff and the plaintiff has not reached a settlement agreement with any defendant. Duke Energy cannot predict the outcome of this matter.
ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

SECURITIES INFORMATION
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the NYSE (ticker symbol DUK). As of January 31, 2022, there were 131,590 Duke Energy common stockholders of record. For information on dividends, see the "Dividend Payments" section of Management's Discussion and Analysis.
There is no market for the common equity securities of the Subsidiary Registrants, all of which are directly or indirectly owned by Duke Energy. See Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements for information on the 2021 investment of a minority interest in Duke Energy Indiana.
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III within this Annual Report for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2021

There were no repurchases of equity securities during the fourth quarter of 2021.
Stock Performance Graph

The following performance graph compares the cumulative TSR from Duke Energy Corporation common stock, as compared with the Standard & Poor's 500 Stock Index (S&P 500) and the Philadelphia Utility Index for the past five years. The graph assumes an initial investment of $100 on December 31, 2016, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Duke Energy Corporation
Philadelphia Utility Index
S&P 500

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2021.
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
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2021, 2020 and 2019.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021, for a discussion of variance drivers for the year ended December 31, 2020, as compared to December 31, 2019.
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the U.S. primarily through its direct and indirect subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Executive Overview
At Duke Energy the fundamentals of our business are strong and allow us to deliver growth in earnings and dividends in a low-risk, predictable and transparent way. In 2021, we continued to make progress, meeting our near-term financial commitments, executing on strategic priorities, and continuing to provide safe and reliable service while managing the ongoing impacts of the COVID-19 pandemic.
In 2021, we continued to position the company for sustainable long-term growth, working with stakeholders to achieve comprehensive bipartisan energy legislation in North Carolina, executing an important North Carolina coal ash settlement agreement, and closing the first phase of the $2 billion investment of a minority interest in Duke Energy Indiana. We remain focused on executing on our clean energy transformation and a business portfolio that will deliver a reliable and growing dividend with 2021 representing the 95th consecutive year Duke Energy paid a cash dividend on its common stock.
Financial Results
(a)See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted EPS as well as a reconciliation of this non-GAAP financial measure to net income available to Duke Energy and net income available to Duke Energy per basic share.

MD&A	DUKE ENERGY
Duke Energy's 2021 Net Income Available to Duke Energy Corporation (GAAP Reported Earnings) were impacted by favorable rate case outcomes and improved volumes offset by charges which management believes are not indicative of ongoing performance, including impairments related to workplace and workforce realignment and regulatory settlements. See “Results of Operations” below for a detailed discussion of the consolidated results of operations and a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.
2021 Areas of Focus and Accomplishments
Clean Energy Transformation. Our industry has been undergoing an incredible transformation and 2021 was a watershed year for our company where we executed on strategic priorities and delivered on our vision.
Coal Ash Settlement
In January 2021, we reached an agreement with the North Carolina Attorney General, the North Carolina Public Staff, and the Sierra Club on costs related to coal ash management and safe basin closure, resolving the last remaining major issues on coal ash management in North Carolina. This settlement is significant as it resolves pending issues in the multiyear coal ash basin closure debate in North Carolina, which is critical for paving the way toward our clean energy future. The agreement brought financial clarity to approximately $9 billion of mitigation costs, supporting coal ash cost recovery in North Carolina for Duke Energy Carolinas and Duke Energy Progress with a rate of return for the company. We agreed to reduce North Carolina customers’ costs by approximately $1 billion, while maintaining our ability to achieve our long-term financial goals and our transition to cleaner energy. The settlement agreement resolved all coal ash prudence and cost recovery issues in connection with the 2019 rate cases filed by Duke Energy Carolinas and Duke Energy Progress with the NCUC, as well as the equitable sharing issue on remand from the 2017 Duke Energy Carolinas and Duke Energy Progress North Carolina rate cases.
Minority Interest Investment in Duke Energy Indiana
In a significant move to support the company’s path to net-zero strategy, in September 2021 we completed the first phase of the investment of a 19.9% minority interest in Duke Energy Indiana by an affiliate of GIC, transferring 11.05% ownership interest in exchange for approximately $1.025 billion. The proceeds from the two-phase $2.05 billion investment are expected to partially fund the company’s $63 billion capital and investment expenditure plan. This plan includes grid improvement, investments in clean energy and an improved customer experience – keys to our strategy to reduce carbon emissions from electricity generation to net-zero by 2050.
North Carolina Energy Legislation
In October 2021, North Carolina House Bill 951 was signed into law after legislative leaders announced bipartisan support for and the General Assembly passed this new legislation. House Bill 951 reflects new state policy that would accelerate a clean energy transition for generation serving customers in the Carolinas, including providing a framework for a goal of 70% carbon reduction in electric generation in the state from 2005 levels by 2030 and carbon neutrality by 2050 while continuing to prioritize affordability and reliability for our customers, who are located in North Carolina and South Carolina. The legislation establishes a framework overseen by the NCUC to advance state CO2 emission reductions through the use of least cost planning, including stakeholder involvement, and also introduces modernized recovery mechanisms, including multiyear rate plans, that promote more efficient recovery of investments and align incentives between the company and the state’s energy policy objectives.
Generating Cleaner Energy
We’re targeting energy generated from coal to represent less than 5% by 2030 and a full exit by 2035, subject to regulatory approvals. We’ve made strong progress to date in reducing carbon emissions from electricity generation (a 44% reduction from 2005) and have committed to do more (at least 50% reduction by 2030 and net-zero by 2050). We’ve filed and refined comprehensive IRPs consistent with this strategy in multiple jurisdictions and updated the enterprise capital plan through 2026 to increase planned investments to $63 billion with over 80% of this capital plan funding investments in the grid and clean energy transition. The increased capital plan will allow us to accelerate coal plant retirements, make needed grid investments to enable renewables and energy storage, increase resiliency, and allow for dynamic power flows.
Our commitment for 2030 includes retiring higher-emitting plants, operating our existing carbon-free resources and investing in renewables, our energy delivery system, and natural gas infrastructure. In 2021, we passed the milestone of 10,000 MW of solar and wind resources and plan to own or purchase 16,000 MW of renewables by 2025 and 24,000 MW by 2030. In June, we filed an application with the NRC to renew Oconee Nuclear Station's operating licenses for an additional 20 years and we intend to seek 20-year extensions and renewal of operating licenses for all 11 reactors. As we look beyond 2030, we will need additional tools to continue our progress. We will work actively to advocate for research and development and deployment of carbon-free, dispatchable resources. That includes longer-duration energy storage, advanced nuclear technologies, carbon capture and zero-carbon fuels.
Modernizing the Power Grid and Natural Gas Infrastructure
Our grid improvement programs continue to be a key component of our growth strategy. Modernization of the electric grid, including smart meters, storm hardening, self-healing and targeted undergrounding, helps to ensure the system is better prepared for severe weather, improves the system's reliability and flexibility, and provides better information and services for customers. We continue to expand our self-optimizing grid capabilities, and in 2021, smart, self-healing technologies helped to avoid more than 700,000 extended customer outages across our six-state electric service area, saving customers more than 1.2 million hours of lost outage time. We added 60 new self-healing networks in 2021 across our six-state service area and upgraded many existing systems to improve their smart capabilities and self-healing efficiency. Additionally, we expect to invest $100 million in electric vehicle charging over the next three years. Duke Energy has a demonstrated track record of driving efficiencies and productivity into the business and we continue to leverage new technology, digital tools and data analytics across the business in response to a transforming landscape.

MD&A	DUKE ENERGY
Recognizing the continued importance of natural gas to our plans, we continue to work toward a net-zero methane emission goal by 2030 related to our natural gas distribution business. In August 2021, we announced a partnership with Accenture and Microsoft to develop a novel technology platform with the intent of measuring baseline methane emissions from natural gas distribution systems with a high level of accuracy in near real time. Once deployed, we expect the use of satellite technology and the new platform will increase the speed of a field response team’s ability to identify and repair methane leaks along distribution lines and systems.
Constructive Regulatory and Legislative Outcomes. One of our long-term strategic goals is to achieve modernized regulatory constructs in our jurisdictions. Modernized constructs provide benefits, which include improved earnings and cash flows through more timely recovery of investments, as well as stable pricing for customers. As highlighted above, House Bill 951 provides the framework for many of these benefits in North Carolina under the direction of the NCUC. Also, in October 2021, the Southeast Energy Exchange Market (SEEM) received clearance from the FERC. The new SEEM platform will facilitate sub-hourly, bilateral trading, allowing participants to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. Southeastern electricity customers are expected to see cost, reliability and environmental benefits.
In 2021, we received constructive rate case orders related to our 2019 North Carolina rate cases for both Duke Energy Carolinas and Duke Energy Progress and also reached constructive settlement agreements in our natural gas businesses in Kentucky, North Carolina, and Tennessee. In October 2021, Duke Energy Ohio filed a request to review the company’s electric distribution rates. We have a multiyear rate plan in Florida and in January 2021, we reached a constructive settlement agreement with key consumer groups to bring additional certainty to rates through 2024. In addition, grid investment riders in the Midwest and Florida enable more timely cost recovery and earnings growth.
Customer Satisfaction. Duke Energy continues to transform the customer experience through our use of customer data to better inform operational priorities and performance levels. This data-driven approach allows us to identify the investments that are the most important to the customer experience. We successfully implemented the first three jurisdictional releases of Customer Connect, a new system that consolidates four legacy billing systems into one customer-service platform, allowing us to deliver the universal experience customers expect. Our work has been recognized by our customers and we have maintained our above-target performance throughout the year, despite the resumption of standard billing and payment practices in most jurisdictions.
Operational Excellence, Safety and Reliability. The reliable and safe operation of our power plants, electric distribution system and natural gas infrastructure in our communities is foundational to our customers, our financial results and our credibility with stakeholders. Our regulated generation fleet and nuclear sites had strong performance throughout the year and our electric distribution system performed well. The safety of our workforce is a core value. Our employees delivered strong safety results in 2021, and we are at or near the top of our industry.
Storm activity was limited in our regulated service territories in 2021, but we supported Entergy Louisiana, sending approximately 500 workers to aid in restoring power after Hurricane Ida. The February winter storm in Texas adversely impacted Duke Energy Renewables’ operations. In addition to operating at reduced capacity, we were required to purchase power at scarcity pricing levels to meet fixed volume commitments. Enterprisewide lessons learned were formed immediately following the Texas weather event to identify opportunities to ensure readiness for extreme weather. Our ability to effectively handle all facets of the 2021 storm response efforts, including navigating ongoing COVID-19 protocols, is a testament to our team’s extensive preparation and coordination, applying lessons learned from previous storms, and to on-the-ground management throughout the restoration efforts. Duke Energy has received over 20 Emergency Response Awards since EEI began recognizing storm response in 1998 (including eight for assisting other utilities, and eight in our service territories over the last decade).
Leading Through COVID-19. COVID-19 continued to impact all that we accomplished in 2021 and demonstrated our resiliency and agility:
•In addition to achieving financial results in the upper half of our original guidance, we have continued our cost-management journey – focused on driving productivity, increasing flexibility and prioritizing spend based on risk and strategic value to our customers and investors. In 2021, we maintained approximately $200 million of O&M savings identified during the earliest days of the pandemic. We also have successfully navigated supply chain challenges and the impacts of inflation. Our procurement teams have created action plans to enhance planning, augment supply, amend operations and leverage our scale to mitigate these risks to the extent possible.
•Duke Energy kept electricity and natural gas flowing while continuing to voluntarily make significant accommodations for our customers. To continue to support our customers, we extended the COVID-19 payment flexibility policies we developed in 2020 without compromising our financial performance. We extended payment arrangements for new arrearages, modified reconnection policies and increased the time customers had to restructure agreements. We analyzed each state’s regulatory environment to identify additional state-specific solutions. To better connect customers to federal and state assistance dollars: a dedicated Agency team was created to help local customer assistance agencies in making pledges for Duke Energy customers; a small team was established to work directly with state and federal agencies; and a team of “payment navigators” was piloted to work directly with customers to connect them with available assistance dollars in their local communities.
•We implemented safety procedures designed to provide physical safety for our workers and provided support for our employees. Throughout the year, we aligned with local, state, and federal policies on COVID-19 protocols.
•In May, we announced that the Duke Energy Plaza, a 40-floor office tower currently under construction in Uptown Charlotte, will become the company’s new corporate headquarters, allowing us to reduce occupied space in the Charlotte area by approximately 60% to optimize our real estate footprint. We've rolled out our new hybrid workplace model (WorkSmart) with about 85% of our office-based workforce working in the WorkSmart model. The WorkSmart team has prepared our buildings to ensure employees return to work safely and have put in place the tools and technologies needed to ensure the most effective transition.

MD&A	DUKE ENERGY
Duke Energy Objectives – 2022 and Beyond
Duke Energy will continue to deliver exceptional value to customers, be an integral part of the communities in which we do business and provide attractive returns to investors. We have an achievable, long-term strategy in place, and it is producing tangible results, yet the industry in which we operate is becoming more and more dynamic. We are adjusting, where necessary, and accelerating our focus in key areas to ensure the company is well positioned to be successful for many decades into the future. As we look ahead to 2022, our plans include:
•Continuing to place the customer at the center of all that we do, which includes providing customized products and solutions
•Strengthening our relationships with our stakeholders in the communities in which we operate and invest
•Generating cleaner energy and working to achieve net-zero carbon emissions by 2050 and net-zero methane emissions by 2030
•Modernizing and strengthening a green-enabled energy grid and our natural gas infrastructure
•Maintaining the safety of our communities and employees
•Deploying digital tools across our business
•Working to encourage greenhouse gas emission reductions in our supply chain as we implement the update to our goals to include Scope 2 and certain Scope 3 emissions in our 2050 net-zero goal. The Scope 3 emissions included in our goal include emissions from upstream fossil fuel procurement, production of power purchased for resale, and from downstream use of sold products in our natural gas distribution business.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.
Regulatory Matters
Coal Ash Costs
Duke Energy Carolinas and Duke Energy Progress have approximately $1.2 billion and $1.4 billion, respectively, in regulatory assets related to coal ash retirement obligations as of December 31, 2021. Future spending, including amounts recorded for depreciation and liability accretion, is expected to continue to be deferred. The majority of spend is expected to occur over the next 15-20 years.
Duke Energy Indiana has interpreted the CCR rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. In 2020, the Hoosier Environmental Council filed a petition challenging the Indiana Department of Environmental Management's (IDEM) partial approval of five of Duke Energy Indiana’s ash pond site closure plans at Gallagher Station. The petition does not challenge the other basin closures approved by IDEM at other Indiana stations. Interpretation of the requirements of the CCR rule is subject to further legal challenges and regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. Duke Energy Indiana has approximately $749 million in regulatory assets related to coal ash asset retirement obligations as of December 31, 2021. In January 2022, Duke Energy Indiana received a letter from the EPA regarding interpretation of the CCR rule. See Note 4 to the Consolidated Financial Statements, "Commitments and Contingencies" for more information.
MGP
Duke Energy Ohio and other parties have filed with the PUCO a Stipulation and Recommendation that would resolve all open issues regarding manufactured gas plant remediation costs incurred between 2013 and 2019, including Duke Energy Ohio's request for additional deferral authority beyond 2019, and the pending issues related to the Tax Act as it relates to Duke Energy Ohio's natural gas operations. These impacts, if approved by the PUCO, are not expected to have a material impact on Duke Energy Ohio's financial statements. Duke Energy Ohio has approximately $104 million in regulatory assets related to MGP as of December 31, 2021. Failure to approve the Stipulation and Recommendation, disallowance of costs incurred, failure to complete the work by the deadline or failure to obtain an extension from the PUCO could result in an adverse impact.
For additional information, see Note 3 to the Consolidated Financial Statements, “Regulatory Matters."
Commercial Renewables
Duke Energy continues to monitor recoverability of renewable merchant plants located in the Electric Reliability Council of Texas West market and in the PJM West market, due to fluctuating market pricing and long-term forecasted energy prices. Based on the most recent recoverability test, the carrying value approximated the aggregate estimated future undiscounted cash flows for the assets under review. A continued decline in energy market pricing or other factors unfavorably impacting the economics would likely result in a future impairment. Duke Energy has approximately $200 million in property, plant and equipment related to these assets as of December 31, 2021. Impairment of these assets could result in adverse impacts. For additional information, see Note 10 to the Consolidated Financial Statements, "Property, Plant and Equipment."
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the Electric Reliability Council of Texas market. Lost revenues and higher than expected purchased power costs have negatively impacted the operating results of these generating units. In addition, Duke Energy has been named in multiple lawsuits arising out of this winter storm. For more information, see Notes 2 and 4 to the Consolidated Financial Statements, "Business Segments" and "Commitments and Contingencies," respectively.

MD&A	DUKE ENERGY
Duke Energy is also monitoring supply chain disruptions, including the cost and availability of key components of planned generating facilities, which could impact the timing of in-service or economics of commercial renewables projects and may result in adverse impacts on operating results.
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
•Regulatory Settlements represents an impairment charge related to the South Carolina Supreme Court decision on coal ash, insurance proceeds, the Duke Energy Carolinas and Duke Energy Progress coal ash settlement and the partial settlements in the 2019 North Carolina rate cases.
•Gas Pipeline Investments represents costs related to the cancellation of the ACP investment and additional exit obligations.
•Severance represents the reversal of 2018 Severance charges, which were deferred as a result of a partial settlement in the Duke Energy Carolinas and Duke Energy Progress 2019 North Carolina rate cases.
Duke Energy’s adjusted earnings and adjusted EPS may not be comparable to similarly titled measures of another company because other companies may not calculate the measures in the same manner.
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table presents a reconciliation of adjusted earnings and adjusted EPS to the most directly comparable GAAP measures.

	Years Ended December 31,
	2021		2020
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/EPS	$3,802	$4.94	$1,270	$1.72
Adjustments to Reported:
Workplace and Workforce Realignment(a)	148	0.20	—	—
Regulatory Settlements(b)	69	0.09	872	1.19
Gas Pipeline Investments(c)	15	0.02	1,711	2.32
Severance(d)	—	—	(75)	(0.10)
Discontinued Operations	(7)	(0.01)	(7)	(0.01)
Adjusted Earnings/Adjusted EPS	$4,027	$5.24	$3,771	$5.12
(a)    Net of tax benefit of $44 million.
(b)    Net of tax benefit of $21 million and tax benefit of $263 million for the years ended December 31, 2021, and 2020, respectively.
(c)    Net of tax benefit of $5 million and tax benefit of $399 million for the years ended December 31, 2021, and 2020, respectively.
(d)    Net of tax expense of $23 million.
Year Ended December 31, 2021, as compared to 2020
GAAP Reported EPS was $4.94 for the year ended December 31, 2021, compared to $1.72 for the year ended December 31, 2020. The increase in GAAP Reported Earnings/EPS was primarily due to prior year charges related to the cancellation of the ACP pipeline and the CCR Settlement Agreement filed with the NCUC, partially offset by workplace and workforce realignment costs in the current year.
As discussed and shown in the table above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $5.24 for the year ended December 31, 2021, compared to $5.12 for the year ended December 31, 2020. The increase in Adjusted Earnings/Adjusted EPS was primarily due to positive rate case contributions and higher volumes, partially offset by higher operation and maintenance expenses, lower Commercial Renewables earnings and share dilution from equity issuances.

MD&A	SEGMENT RESULTS

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
Electric Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$22,603	$21,720	$883
Operating Expenses
Fuel used in electric generation and purchased power	6,332	6,128	204
Operations, maintenance and other	5,340	5,391	(51)
Depreciation and amortization	4,251	4,068	183
Property and other taxes	1,233	1,188	45
Impairment of assets and other charges	204	971	(767)
Total operating expenses	17,360	17,746	(386)
Gains on Sales of Other Assets and Other, net	13	11	2
Operating Income	5,256	3,985	1,271
Other Income and Expenses, net	534	344	190
Interest Expense	1,432	1,320	112
Income Before Income Taxes	4,358	3,009	1,349
Income Tax Expense	494	340	154
Less: Income Attributable to Noncontrolling Interest	14	—	14
Segment Income	$3,850	$2,669	$1,181

Duke Energy Carolinas GWh sales	87,796	84,574	3,222
Duke Energy Progress GWh sales	66,797	65,240	1,557
Duke Energy Florida GWh sales	42,422	42,490	(68)
Duke Energy Ohio GWh sales	24,129	23,484	645
Duke Energy Indiana GWh sales	31,388	30,528	860
Total Electric Utilities and Infrastructure GWh sales	252,532	246,316	6,216
Net proportional MW capacity in operation	49,871	50,419	(548)
Year Ended December 31, 2021, as compared to 2020
Electric Utilities and Infrastructure’s variance is due to higher revenues from rate cases in various jurisdictions, higher retail sales volumes and the prior year coal ash settlement agreement filed with the NCUC, partially offset by an impairment charge related to the South Carolina Supreme Court decision on coal ash, higher depreciation and amortization and interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $420 million increase in retail base rate pricing due to general rate cases in Indiana and North Carolina net of rider impacts as well as annual increases from the multiyear settlement rate adjustments in Florida;
•a $192 million increase in weather-normal retail sales volumes;
•a $172 million increase in fuel revenues primarily driven by higher sales volumes; and
•a $145 million increase in wholesale revenues primarily due to a prior year coal ash settlement agreement filed with the NCUC.
Partially offset by:
•a $140 million decrease in storm revenues due to full recovery of Hurricane Dorian costs in the prior year.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE
Operating Expenses. The variance was driven primarily by:
•a $767 million decrease in impairment of assets and other charges primarily due to the prior year CCR Settlement Agreement filed with the NCUC in January 2021, partially offset by the South Carolina Supreme Court decision on coal ash at Duke Energy Carolinas and Duke Energy Progress in the current year; and
•a $51 million decrease in operations, maintenance and other driven by decreased storm amortization at Duke Energy Florida and lower COVID-19 costs, partially offset by higher employee-related expenses.
Partially offset by:
•a $204 million increase in fuel used in electric generation and purchased power primarily due to higher sales volumes;
•a $183 million increase in depreciation and amortization primarily due to resolution of rate cases and higher plant in service, partially offset by lower depreciation related to the extension of the lives of nuclear facilities at Duke Energy Carolinas and Duke Energy Progress; and
•a $45 million increase in property and other taxes primarily due to higher property taxes at Duke Energy Carolinas and Duke Energy Ohio and a prior year sales and use tax refund at Duke Energy Carolinas.
Other Income and Expenses, net. The increase is primarily due to coal ash insurance litigation proceeds at Duke Energy Carolinas and Duke Energy Progress and lower non-service pension costs.
Interest Expense. The variance was primarily driven by interest expense on excess deferred tax liabilities removed from rate base as a result of the North Carolina rate cases, debt returns on a lower coal ash regulatory asset balance resulting from the CCR Settlement Agreement as well lower debt returns resulting from the Indiana rate case.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of excess deferred taxes.
Gas Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$2,112	$1,748	$364
Operating Expenses
Cost of natural gas	705	460	245
Operation, maintenance and other	442	430	12
Depreciation and amortization	303	258	45
Property and other taxes	120	112	8
Impairment of assets and other charges	19	7	12
Total operating expenses	1,589	1,267	322
Operating Income	523	481	42
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	8	(2,017)	2,025
Other Income and Expenses, net	62	56	6
Total other income and expenses	70	(1,961)	2,031
Interest Expense	142	135	7
Income (Loss) Before Income Taxes	451	(1,615)	2,066
Income Tax Expense (Benefit)	55	(349)	404
Segment Income (Loss)	$396	$(1,266)	$1,662

Piedmont Local Distribution Company (LDC) throughput (Dth)	542,759,891	490,071,039	52,688,852
Duke Energy Midwest LDC throughput (MCF)	85,787,624	84,160,162	1,627,462
Year Ended December 31, 2021, as compared to 2020
Gas Utilities and Infrastructure’s results were impacted primarily by the cancellation of the ACP pipeline in the prior year and margin growth, partially offset by higher depreciation expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $245 million increase due to higher natural gas costs passed through to customers, higher volumes and increased off-system sales natural gas costs;
•a $52 million increase due to base rate increases;
•a $22 million increase due to rider revenues related to the Ohio Capital Expenditure Program (CEP);

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE
•a $12 million increase due to customer growth; and
•an $11 million increase due to North Carolina IMR.
Operating Expenses. The variance was driven primarily by:
•a $245 million increase in cost of natural gas due to higher natural gas prices, higher volumes and increased off-system sales natural gas costs;
•a $45 million increase in depreciation due to additional plant in service and depreciation adjustments; and
•a $12 million increase in impairment of assets and other charges related to the propane caverns in Ohio and Kentucky, partially offset by an impairment of ACP redelivery projects in the prior year.
Equity in earnings (losses) of unconsolidated affiliates. The variance was driven primarily by the cancellation of the ACP pipeline in the prior year.
Income Tax Expense. The increase in tax expense was primarily due to the cancellation of the ACP pipeline project recorded in the prior year.
Commercial Renewables

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$476	$502	$(26)
Operating Expenses
Operation, maintenance and other	342	285	57
Depreciation and amortization	225	199	26
Property and other taxes	34	27	7
Impairment of assets and other charges	—	6	(6)
Total operating expenses	601	517	84
Losses on Sales of Other Assets and Other, net	—	(1)	1
Operating Loss	(125)	(16)	(109)
Other Income and Expenses, net	(24)	7	(31)
Interest Expense	72	66	6
Loss Before Income Taxes	(221)	(75)	(146)
Income Tax Benefit	(78)	(65)	(13)
Add: Loss Attributable to Noncontrolling Interests	344	296	48
Segment Income	$201	$286	$(85)

Renewable plant production, GWh	10,701	10,204	497
Net proportional MW capacity in operation(a)	4,729	3,937	792
(a)    Certain projects are included in tax-equity structures where investors have differing interests in the project's economic attributes. Amounts shown represent 100% of the tax-equity project's capacity.
Year Ended December 31, 2021, as compared to 2020
Commercial Renewables' results were unfavorable to prior year primarily driven by the impacts from Texas Storm Uri, which resulted in a $35 million pretax loss, as well as lower earnings from unfavorable wind resource and fewer projects financed with tax equity being placed in service in the current year.
Operating Revenues. The variance was primarily driven by a $19 million decrease due to lower wind resource and operating downtime, a $15 million decrease for lower market prices in the current year impacting the wind portfolio, and a $4 million decrease due to fewer distributed energy projects placed into service. This was partially offset by an $8 million increase for market sales in excess of market purchases during Texas Storm Uri and a $6 million increase due to growth of new projects.
Operating Expenses. The variance was primarily due to $49 million for higher operating expenses, depreciation expense and property tax expense as a result of the growth in new projects placed in service since prior year, $31 million increase for higher operating expenses attributed to maintenance at several wind and solar facilities, an $8 million increase for higher engineering and construction costs within the distributed energy portfolio, and a $2 million increase associated with Texas Storm Uri. This was partially offset by a $6 million decrease related to an impairment charge in the prior year for a non-contracted wind project.
Other Income and Expenses, net. The variance was primarily driven by a $29 million loss in equity earnings due to the impacts of Texas Storm Uri.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses partially offset by an increase in taxes associated with tax equity investments and a decrease in PTCs generated.
Loss Attributable to Noncontrolling Interests. The variance was primarily driven by the net increase of losses allocated to tax equity members of $60 million from existing and new projects financed with tax equity, partially offset by a $12 million loss resulting from Texas Storm Uri.

MD&A	SEGMENT RESULTS - OTHER
Other

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$111	$97	$14
Operating Expenses	412	12	400
Losses on Sales of Other Assets and Other, net	(1)	—	(1)
Operating (Loss) Income	(302)	85	(387)
Other Income and Expenses, net	121	92	29
Interest Expense	643	657	(14)
Loss Before Income Taxes	(824)	(480)	(344)
Income Tax Benefit	(279)	(162)	(117)
Less: Net Income Attributable to Noncontrolling Interests	1	1	—
Less: Preferred Dividends	106	107	(1)
Net Loss	$(652)	$(426)	$(226)
Year Ended December 31, 2021, as compared to 2020
The higher net loss was driven by asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy as well as a reversal of severance costs in the prior year.
Operating Expenses. The increase in operations, maintenance and other of $248 million was primarily due to a reversal of severance costs in the prior year and higher obligations to the Duke Energy Foundation in the current year. The increase in impairment of assets and other charges of $132 million was due to asset impairments taken in order to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Other Income and Expenses, net. The variance was primarily due to higher equity earnings from the NMC investment.
Income Tax Benefit. The increase in the tax benefit was primarily driven by an increase in pretax losses and a reduction of a valuation allowance relating to a capital loss carryforward, partially offset by lower state tax expense in the prior year.

MD&A	DUKE ENERGY CAROLINAS
SUBSIDIARY REGISTRANTS
Basis of Presentation
The results of operations and variance discussion for the Subsidiary Registrants is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
DUKE ENERGY CAROLINAS
Results of Operations

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$7,102	$7,015	$87
Operating Expenses
Fuel used in electric generation and purchased power	1,601	1,682	(81)
Operation, maintenance and other	1,833	1,743	90
Depreciation and amortization	1,468	1,462	6
Property and other taxes	320	299	21
Impairment of assets and other charges	227	476	(249)
Total operating expenses	5,449	5,662	(213)
Gains on Sales of Other Assets and Other, net	2	1	1
Operating Income	1,655	1,354	301
Other Income and Expenses, net	270	177	93
Interest Expense	538	487	51
Income Before Income Taxes	1,387	1,044	343
Income Tax Expense	51	88	(37)
Net Income	$1,336	$956	$380
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential sales	4.6%
General service sales	2.7%
Industrial sales	5.2%
Wholesale power sales	4.5%
Joint dispatch sales	2.8%
Total sales	3.8%
Average number of customers	2.3%
Year Ended December 31, 2021, as compared to 2020
Operating Revenues. The variance was driven primarily by:
•a $98 million increase in weather-normal retail sales volumes;
•a $53 million increase in wholesale revenue primarily driven by the CCR Settlement Agreement filed with the NCUC in January 2021;
•a $51 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customer; and
•a $13 million increase in retail sales due to more favorable weather.
Partially offset by:
•an $87 million decrease in fuel revenues due to lower prices, partially offset by higher retail sales volumes; and
•a $26 million decrease in rider revenues primarily due to energy efficiency programs.
Operating Expenses. The variance was driven primarily by:
•a $249 million decrease in impairment of assets and other charges due to the prior year CCR Settlement Agreement filed with the NCUC in January 2021, partially offset by the South Carolina Supreme Court decision on coal ash and optimization of the company's real estate portfolio and reduction of office space as parts of the business move to a hybrid and remote workforce strategy; and
•an $81 million decrease in fuel used in electric generation and purchased power primarily associated with the recovery of fuel expenses, partially offset by higher natural gas prices and changes in the generation mix.

MD&A	DUKE ENERGY CAROLINAS
Partially offset by:
•a $90 million increase in operation, maintenance and other expense primarily due to higher employee-related expenses; and
•a $21 million increase in property and other taxes primarily due to property tax valuation adjustments and a prior year sales and use tax refund, partially offset by sales and use tax refunds in the current year and lower payroll tax due to the CARES Act employee retention credits.
Other Income and Expense, net. The variance was primarily due to coal ash insurance litigation proceeds and lower non-service pension costs.
Interest Expense. The variance was driven by interest expense on excess deferred tax liabilities removed from rate base as a result of the North Carolina rate case and debt returns on a lower coal ash regulatory asset balance resulting from the CCR Settlement Agreement.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income.
PROGRESS ENERGY
Results of Operations

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$11,057	$10,627	$430
Operating Expenses
Fuel used in electric generation and purchased power	3,584	3,479	105
Operation, maintenance and other	2,529	2,479	50
Depreciation and amortization	1,929	1,818	111
Property and other taxes	542	545	(3)
Impairment of assets and other charges	82	495	(413)
Total operating expenses	8,666	8,816	(150)
Gains on Sales of Other Assets and Other, net	14	9	5
Operating Income	2,405	1,820	585
Other Income and Expenses, net	215	129	86
Interest Expense	794	790	4
Income Before Income Taxes	1,826	1,159	667
Income Tax Expense	227	113	114
Net Income	1,599	1,046	553
Less: Net Income Attributable to Noncontrolling Interests	1	1	—
Net Income Attributable to Parent	$1,598	$1,045	$553
Year Ended December 31, 2021, as compared to 2020
Operating Revenues. The variance was driven primarily by:
•a $223 million increase in retail pricing due to the North Carolina rate case and base rate adjustments at Duke Energy Florida related to annual increases from the 2017 Settlement Agreement and the solar base rate adjustment;
•a $176 million increase in fuel cost recovery driven by higher volumes in the current year and accelerated recovery of retired Crystal River coal units;
•a $70 million increase in weather-normal retail sales volumes;
•a $58 million increase in wholesale revenues, net of fuel, primarily driven by a prior year coal ash settlement and higher capacity volumes at Duke Energy Progress, partially offset by a restructured capacity contract at Duke Energy Florida;
•a $25 million increase in other revenues at Duke Energy Florida primarily due to higher transmission revenues and higher customer charges that were waived due to COVID-19 in the prior year; and
•a $20 million increase in rider revenues at Duke Energy Florida primarily due to increased retail sales volumes.
Partially offset by:
•a $140 million decrease in storm revenues at Duke Energy Florida due to full recovery of Hurricane Dorian costs in the prior year.
Operating Expenses. The variance was driven primarily by:
•a $413 million decrease in impairment of assets and other charges primarily due to the prior year CCR Settlement Agreement filed with the NCUC in January 2021, partially offset by the current year South Carolina Supreme Court decision on coal ash at Duke Energy Progress and optimization of the company's real estate portfolio and reduction of office space as parts of the business move to a hybrid and remote workforce strategy.

MD&A	PROGRESS ENERGY
Partially offset by:
•a $111 million increase in depreciation and amortization primarily due to accelerated depreciation of retired Crystal River coal units and an increase in plant base at Duke Energy Florida, partially offset by the extension of the lives at nuclear facilities at Duke Energy Progress;
•a $105 million increase in fuel used in electric generation and purchased power primarily due to higher demand, changes in generation mix and recognition of RECs used for compliance at Duke Energy Progress and outside fuel purchases during a major plant outage; and
•a $50 million increase in operation, maintenance and other expense driven by higher employee-related costs, a prior year severance cost adjustment related to the 2019 North Carolina retail rate case and outage costs, partially offset by reduced storm amortization at Duke Energy Florida.
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
DUKE ENERGY PROGRESS
Results of Operations

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$5,780	$5,422	$358
Operating Expenses
Fuel used in electric generation and purchased power	1,778	1,743	35
Operation, maintenance and other	1,467	1,332	135
Depreciation and amortization	1,097	1,116	(19)
Property and other taxes	159	167	(8)
Impairment of assets and other charges	63	499	(436)
Total operating expenses	4,564	4,857	(293)
Gains on Sales of Other Assets and Other, net	13	8	5
Operating Income	1,229	573	656
Other Income and Expenses, net	143	75	68
Interest Expense	306	269	37
Income Before Income Taxes	1,066	379	687
Income Tax Expense (Benefit)	75	(36)	111
Net Income	$991	$415	$576
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential sales	6.0%
General service sales	(0.4)%
Industrial sales	(7.7)%
Wholesale power sales	4.0%
Joint dispatch sales	(2.2)%
Total sales	2.4%
Average number of customers	1.5%
Year Ended December 31, 2021, as compared to 2020
Operating Revenues. The variance was driven primarily by:
•a $140 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers;
•an $80 million increase in wholesale revenues, net of fuel, primarily due to a coal ash settlement in the prior year, and higher capacity volumes, partially offset by lower recovery of coal ash costs;
•a $58 million increase in weather-normal retail sales volumes in the current year;

MD&A	DUKE ENERGY PROGRESS
•a $44 million increase in retail sales due to more favorable weather; and
•a $14 million increase in fuel cost recovery driven by higher fuel prices and volumes in the current year.
Operating Expenses. The variance was driven primarily by:
• a $436 million decrease in impairment of assets and other charges primarily due to the prior year CCR Settlement Agreement filed with the NCUC in January 2021; and
•a $19 million decrease in depreciation and amortization expense, primarily driven by the extension of the lives of nuclear facilities.
Partially offset by:
•a $135 million increase in operation, maintenance and other expense primarily due to higher employee-related costs and a prior year severance cost adjustment related to the 2019 North Carolina retail rate case, increased outage costs and energy efficiency program costs; and
•a $35 million increase in fuel used in electric generation and purchased power primarily due to higher demand and changes in generation mix as well as recognition of RECs used for compliance.
Other Income and Expense, net. The increase is primarily due to coal ash insurance litigation proceeds and lower non-service pension costs.
Interest Expense. The variance was driven by interest expense on excess deferred tax liabilities removed from rate base as a result of the North Carolina rate case and debt returns on a lower coal ash regulatory asset balance resulting from the CCR Settlement Agreement.
Income Tax Expense. The increase in tax expense was primarily due to an increase in in pretax income, partially offset by the amortization of excess deferred taxes.
DUKE ENERGY FLORIDA
Results of Operations

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$5,259	$5,188	$71
Operating Expenses
Fuel used in electric generation and purchased power	1,806	1,737	69
Operation, maintenance and other	1,048	1,131	(83)
Depreciation and amortization	831	702	129
Property and other taxes	383	381	2
Impairment of assets and other charges	19	(4)	23
Total operating expenses	4,087	3,947	140
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	1,173	1,242	(69)
Other Income and Expenses, net	71	53	18
Interest Expense	319	326	(7)
Income Before Income Taxes	925	969	(44)
Income Tax Expense	187	198	(11)
Net Income	$738	$771	$(33)
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

Increase (Decrease) over prior year	2021
Residential sales	(1.2)%
General service sales	2.3%
Industrial sales	4.6%
Wholesale power sales	22.6%
Total sales	(0.2)%
Average number of customers	1.5%

MD&A	DUKE ENERGY FLORIDA
Year Ended December 31, 2021, as compared to 2020
Operating Revenues. The variance was driven primarily by:
•a $162 million increase in fuel and capacity revenues primarily due to higher retail sales volumes and accelerated recovery of the retired coal units Crystal River 1 and 2;
•an $83 million increase in retail pricing due to base rate adjustments related to annual increases from the 2017 Settlement Agreement and the solar base rate adjustment;
•a $25 million increase in other revenues primarily due to lower revenues in the prior year due to the moratorium on customer late payments and service charges in response to the COVID-19 pandemic, lower outdoor lighting equipment rentals in the prior year, and higher transmission revenues due to prior year customer settlement and the increased network billing rates;
•a $20 million increase in rider revenues primarily due to increased volumes; and
•a $12 million increase in weather-normal retail sales volumes.
Partially offset by:
•a $140 million decrease in storm revenues due to full recovery of Hurricane Dorian costs in the prior year;
•a $63 million decrease in retail sales, net of fuel revenues, due to unfavorable weather in the current year; and
•a $22 million decrease in wholesale power revenues, net of fuel, primarily due to a restructured capacity contract.
Operating Expenses. The variance was driven primarily by:
•a $129 million increase in depreciation and amortization primarily due to accelerated depreciation of retired coal units Crystal River 1 and 2 and an increase in plant base;
•a $69 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices, and outside fuel purchases during a major plant outage at the Hines facility; and
•a $23 million increase in impairment of assets and other charges to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Partially offset by:
•an $83 million decrease in operation, maintenance and other expense primarily due to decreased storm amortization costs, partially offset by outage maintenance costs at Hines and the timing of Customer Connect costs including training and labor.
Other Income and Expense, net. The increase is primarily due to lower non-service pension costs and gains on the nuclear decommissioning trust fund.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income.

MD&A	DUKE ENERGY OHIO
DUKE ENERGY OHIO
Results of Operations

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues
Regulated electric	$1,493	$1,405	$88
Regulated natural gas	544	453	91
Total operating revenues	2,037	1,858	179
Operating Expenses
Fuel used in electric generation and purchased power	409	339	70
Cost of natural gas	136	73	63
Operation, maintenance and other	479	463	16
Depreciation and amortization	307	278	29
Property and other taxes	355	324	31
Impairment of assets and other charges	25	—	25
Total operating expenses	1,711	1,477	234
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	327	381	(54)
Other Income and Expenses, net	18	16	2
Interest Expense	111	102	9
Income Before Income Taxes	234	295	(61)
Income Tax Expense	30	43	(13)
Net Income	$204	$252	$(48)
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2021	2021
Residential sales	2.7%	—%
General service sales	3.0%	4.8%
Industrial sales	4.0%	3.2%
Wholesale electric power sales	45.8%	n/a
Other natural gas sales	n/a	1.6%
Total sales	2.7%	1.9%
Average number of customers	0.6%	0.8%
Year Ended December 31, 2021, as compared to 2020
Operating Revenues. The variance was driven primarily by:
•an $88 million increase in fuel-related revenues primarily due to higher natural gas prices and increased volumes;
•a $35 million increase in revenues related to OVEC collections and OVEC sales into PJM;
•a $22 million increase due to revenues related the Ohio CEP;
•an $18 million increase in PJM transmission revenues as a result of increased capital spend;
•a $12 million increase in retail pricing primarily due to the Duke Energy Kentucky electric general rate case; and
•a $5 million increase in revenues due to favorable weather.
Operating Expenses. The variance was driven primarily by:
•a $133 million increase in fuel expense primarily driven by higher retail prices and increased volumes for natural gas and purchased power;
•a $31 million increase in property and other taxes primarily due to increased plant in service, and higher kilowatt and natural gas distribution taxes due to increased usage;

MD&A	DUKE ENERGY OHIO
•a $28 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and decreased Ohio CEP deferrals; and
•a $25 million increase in impairment of assets and other charges related to the propane caverns in Ohio and Kentucky and other charges to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$3,174	$2,795	$379
Operating Expenses
Fuel used in electric generation and purchased power	985	767	218
Operation, maintenance and other	750	762	(12)
Depreciation and amortization	615	569	46
Property and other taxes	73	81	(8)
Impairment of assets and other charges	9	—	9
Total operating expenses	2,432	2,179	253
Operating Income	742	616	126
Other Income and Expenses, net	42	37	5
Interest Expense	196	161	35
Income Before Income Taxes	588	492	96
Income Tax Expense	107	84	23
Net Income	$481	$408	$73
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential sales	3.0%
General service sales	4.3%
Industrial sales	2.9%
Wholesale power sales	5.8%
Total sales	2.8%
Average number of customers	1.1%
Year Ended December 31, 2021, as compared to 2020
Operating Revenues. The variance was driven primarily by:
•a $175 million increase in fuel revenues primarily due to higher fuel cost recovery driven by customer demand and fuel prices;
•a $134 million increase primarily due to higher base rate pricing from the Indiana retail rate case, net of lower rider revenues;
•a $34 million increase in wholesale revenues primarily related to higher rates in the current year;
•a $22 million increase in weather-normal retail sales volumes driven by higher nonresidential customer demand; and
•a $14 million increase in retail sales due to favorable weather in the current year.
Operating Expenses. The variance was driven primarily by:
•a $218 million increase in fuel used in electric generation and purchased power expense primarily due to higher natural gas prices and increased purchased power;
•a $46 million increase in depreciation and amortization primarily due to a change in depreciation rates from the Indiana retail rate case, amortization of deferred coal ash pond ARO and additional plant in service; and
•a $9 million increase in impairment of assets and other charges to optimize the company’s real estate portfolio and reduce office space as parts of the business move to a hybrid workforce strategy.

MD&A	DUKE ENERGY INDIANA
Partially offset by:
•a $12 million decrease in operation, maintenance and other primarily due to major outage costs incurred in the prior year and outage delays in the current year; and
•an $8 million decrease in property and other taxes attributable to property tax true ups for prior periods, utility receipts tax refunds and lower payroll tax due to the CARES Act employee retention credits.
Interest Expense. The variance is primarily driven by lower post-in-service carrying costs and higher debt returns in the prior year on ash basin closure costs resulting from the Indiana retail rate case.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
PIEDMONT
Results of Operations

	Years Ended December 31,
(in millions)	2021	2020	Variance
Operating Revenues	$1,569	$1,297	$272
Operating Expenses
Cost of natural gas	569	386	183
Operation, maintenance and other	327	322	5
Depreciation and amortization	213	180	33
Property and other taxes	55	53	2
Impairment of assets and other charges	10	7	3
Total operating expenses	1,174	948	226
Operating Income	395	349	46
Equity in earnings of unconsolidated affiliates	9	9	—
Other income and expenses, net	55	51	4
Total other income and expenses	64	60	4
Interest Expense	119	118	1
Income Before Income Taxes	340	291	49
Income Tax Expense	30	18	12
Net Income	$310	$273	$37
The following table shows the percent changes in Dth delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2021
Residential deliveries	7.0%
Commercial deliveries	6.9%
Industrial deliveries	4.1%
Power generation deliveries	14.0%
For resale	13.2%
Total throughput deliveries	10.8%
Secondary market volumes	37.2%
Average number of customers	1.9%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Year Ended December 31, 2021, as compared to 2020
Operating Revenues. The variance was driven primarily by:
•a $183 million increase due to higher natural gas costs passed through to customers, higher volumes, and increased off-system sales natural gas costs;
•a $52 million increase due to base rate increases;
•a $12 million increase due to customer growth; and
•an $11 million increase due to North Carolina IMR.

MD&A	PIEDMONT
Operating Expenses. The variance was driven primarily by:
•a $183 million increase due to higher natural gas costs passed through to customers, higher volumes, and increased off-system sales natural gas costs; and
•a $33 million increase in depreciation expense due to additional plant in service and depreciation adjustments.
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
For further information, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."
Goodwill Impairment Assessments
Duke Energy performed its annual goodwill impairment tests for all reporting units as of August 31, 2021. Additionally, Duke Energy monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include an adverse regulatory outcome, declining financial performance and deterioration of industry or market conditions. As of August 31, 2021, all of the reporting units' estimated fair value of equity substantially exceeded the carrying value of equity. The fair values of the reporting units were calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries.
Estimated future cash flows under the income approach are based on Duke Energy’s internal business plan. Significant assumptions used are growth rates, future rates of return expected to result from ongoing rate regulation and discount rates. Management determines the appropriate discount rate for each of its reporting units based on the WACC for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2021 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2021, for each of Duke Energy’s reporting units ranged from 5.4% to 5.8%. The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
One of the most significant assumptions utilized in determining the fair value of reporting units under the market approach is implied market multiples for certain peer companies. Management selects comparable peers based on each peer’s primary business mix, operations, and market capitalization compared to the applicable reporting unit and calculates implied market multiples based on available projected earnings guidance and peer company market values as of August 31. The implied market multiples used for calculating the fair values as of August 31, 2021, for each of Duke Energy's reporting units ranged from 9.7 to 12.7.
Duke Energy primarily operates in environments that are rate-regulated. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, Duke Energy’s regulated utilities operate to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions. However, significant changes in discount rates or implied market multiples over a prolonged period may have a material impact on the fair value of equity.
Duke Energy has approximately $19.3 billion in Goodwill at both December 31, 2021, and 2020. For further information, see Note 11 to the Consolidated Financial Statements, "Goodwill and Intangible Assets."
Asset Retirement Obligations
AROs are recognized for legal obligations associated with the retirement of property, plant and equipment at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. Duke Energy has approximately $12.8 billion and $13 billion of AROs as of December 31, 2021, and 2020, respectively. See Note 9, "Asset Retirement Obligations," for further details including a rollforward of related liabilities.
The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding the amount and timing of future cash flows, regulatory, legal, and legislative decisions, selection of discount rates and cost escalation rates, among other factors. These estimates are subject to change.
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
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs for site-specific plans. Certain ash basins have had probability weightings applied to them based on different potential closure methods and the probabilities surrounding pending legal changes.
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
During 2021, Duke Energy evaluated recoverability of certain renewable merchant plants due to changing market pricing and declining long-term forecasted energy prices, primarily driven by lower long-term forecasted natural gas prices, capital cost of new renewables and increased renewable penetration. It was determined the assets were all recoverable as the carrying value of the assets approximated or were less than the aggregate estimated future cash flows. Duke Energy has approximately $200 million and $210 million in Property, plant and equipment related to these assets as of December 31, 2021, and 2020, respectively.
Workplace and workforce realignment has been a focus for the company and costs have been incurred attributable to business transformation, including long-term real estate strategy changes and workforce realignment. For further information, see Notes 2 and 10 to the Consolidated Financial Statements, "Business Segments" and "Property, Plant and Equipment."
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

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
As of December 31, 2021, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.50%. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension liability. Real assets, return-seeking fixed income, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers on investments.
Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 2.90% as of December 31, 2021. Discount rates used to measure benefit plan obligations for financial reporting purposes reflect rates at which pension benefits could be effectively settled. As of December 31, 2021, Duke Energy determined its discount rate for U.S. pension and other post-retirement obligations using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high-quality corporate bonds that generate sufficient cash flow to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact future pension expense and liabilities. Duke Energy cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2022 pretax pension expense, pretax other post-retirement expense, pension obligation and other post-retirement benefit obligation if a 0.25% change in rates were to occur.

	Qualified and Non-		Other Post-Retirement
	Qualified Pension Plans		Plans
(in millions)	0.25%	(0.25)%	0.25%	(0.25)%
Effect on 2022 pretax pension and other post-retirement expense:
Expected long-term rate of return	$(21)	$21	$—	$—
Discount rate	(6)	6	1	(1)
Effect on pension and other post-retirement benefit obligation at December 31, 2022:
Discount rate	(189)	193	(11)	12
For further information, see Note 22 to the Consolidated Financial Statements, “Employee Benefit Plans.”

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Additionally, due to its existing tax attributes, Duke Energy does not expect to be a significant federal cash taxpayer until around 2030.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures
Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Duke Energy’s projected capital and investment expenditures, including AFUDC debt and capitalized interest, for the next three fiscal years are included in the table below.

(in millions)	2022	2023	2024
New generation	$14	$156	$445
Regulated renewables	742	1,194	1,346
Environmental	780	580	461
Nuclear fuel	453	366	385
Major nuclear	252	186	48
Customer additions	596	591	605
Grid modernization and other transmission and distribution projects	4,154	4,377	4,526
Maintenance and other	2,959	3,050	2,609
Total Electric Utilities and Infrastructure	9,950	10,500	10,425
Gas Utilities and Infrastructure	1,350	1,375	1,150
Commercial Renewables and Other	1,050	1,100	650
Total projected capital and investment expenditures	$12,350	$12,975	$12,225
Debt
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Duke Energy Registrants. See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities,” for information regarding the Duke Energy Registrants' long-term debt at December 31, 2021, the weighted average interest rate applicable to each long-term debt category and a schedule of long-term debt maturities over the next five years.
Fuel and Purchased Power
Fuel and purchased power includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as NPNS. Duke Energy’s contractual cash obligations for fuel and purchased power as of December 31, 2021, are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year (2022)	2-3 years (2023 & 2024)	4-5 years (2025 & 2026)	More than 5 years (2027 & beyond)
Fuel and purchased power	$19,976	$4,594	$6,071	$3,618	$5,693
Other Purchase Obligations
Other purchase obligations includes contracts for software, telephone, data and consulting or advisory services, contractual obligations for EPC costs for new generation plants, wind and solar facilities, plant refurbishments, maintenance and day-to-day contract work and commitments to buy certain products. Amount excludes certain open purchase orders for services that are provided on demand for which the timing of the purchase cannot be determined. Total cash commitments for related other purchase obligation expenditures are $7,941 million, with $7,526 million expected to be paid in the next 12 months.
See Note 5 to the Consolidated Financial Statements, “Leases” for a schedule of both finance lease and operating lease payments over the next five years. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations” for information on nuclear decommissioning trust funding obligations and the closure of ash impoundments.
Duke Energy performs ongoing assessments of its respective guarantee obligations to determine whether any liabilities have been incurred as a result of potential increased nonperformance risk by third parties for which Duke Energy has issued guarantees. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements. Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position. Other than the guarantee arrangements discussed in Note 7 and off-balance sheet debt related to non-consolidated VIEs, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information, see Note 17 to the Consolidated Financial Statements, "Variable Interest Entities."
Cash and Liquidity
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
As of December 31, 2021, Duke Energy had approximately $343 million of cash on hand, $5.0 billion available under its $8 billion Master Credit Facility and $500 million available under the $1 billion Three-Year Revolving Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Additionally, by January 2023, Duke Energy is expecting another $1,025 million from GIC for the second closing of the investment in Duke Energy Indiana. Proceeds from the minority interest investment are expected to partially fund Duke Energy's $63 billion capital and investment expenditure plan. Refer to Notes 6 and 19 to the Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders' Equity," respectively, for information regarding Duke Energy's debt and equity issuances, debt maturities and available credit facilities including the Master Credit Facility.
Credit Facilities and Registration Statements
See Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding credit facilities and shelf registration statements available to Duke Energy and the Duke Energy Registrants.
Dividend Payments
In 2021, Duke Energy paid quarterly cash dividends for the 95th consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
Duke Energy targets a dividend payout ratio of between 65% and 75%, based upon adjusted EPS. Duke Energy increased the dividend by approximately 2% annually in both 2021 and 2020, and the company remains committed to continued growth of the dividend.
Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 3 to the Consolidated Financial Statements, “Regulatory Matters,” Duke Energy’s wholly owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy through dividends, advances or loans as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2021, the amount of restricted net assets of wholly owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend does not exceed a material amount of Duke Energy’s net assets. Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.
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

MD&A	LIQUIDITY AND CAPITAL RESOURCES
In 2022, Duke Energy anticipates issuing additional securities of $9.5 billion through debt capital markets. In certain instances Duke Energy may utilize instruments other than senior notes, including equity-content securities such as subordinated debt or preferred stock. Proceeds will primarily be for the purpose of funding capital expenditures and debt maturities. See to Note 6 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances in 2021.
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2022	Actual 2021	Actual 2020
Equity	42%	43%	44%
Debt	58%	57%	56%
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of December 31, 2021, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Credit Ratings
Moody’s Investors Service, Inc. and S&P provide credit ratings for various Duke Energy Registrants. The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2022.

	Moody's	S&P
Duke Energy Corporation	Stable	Stable
Issuer Credit Rating	Baa2	BBB+
Senior Unsecured Debt	Baa2	BBB
Junior Subordinated Debt/Preferred Stock	Baa3/Ba1	BBB-
Commercial Paper	P-2	A-2
Duke Energy Carolinas	Stable	Stable
Senior Secured Debt	Aa3	A
Senior Unsecured Debt	A2	BBB+
Progress Energy	Stable	Stable
Senior Unsecured Debt	Baa1	BBB
Duke Energy Progress	Stable	Stable
Senior Secured Debt	Aa3	A
Duke Energy Florida	Stable	Stable
Senior Secured Debt	A1	A
Senior Unsecured Debt	A3	BBB+
Duke Energy Ohio	Stable	Stable
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	BBB+
Duke Energy Indiana	Stable	Stable
Senior Secured Debt	Aa3	A
Senior Unsecured Debt	A2	BBB+
Duke Energy Kentucky	Stable	Stable
Senior Unsecured Debt	Baa1	BBB+
Piedmont Natural Gas	Stable	Stable
Senior Unsecured	A3	BBB+
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

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2021	2020
Cash flows provided by (used in):
Operating activities	$8,290	$8,856
Investing activities	(10,935)	(10,604)
Financing activities	2,609	1,731
Net decrease in cash, cash equivalents and restricted cash	(36)	(17)
Cash, cash equivalents and restricted cash at beginning of period	556	573
Cash, cash equivalents and restricted cash at end of period	$520	$556
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2021	2020	Variance
Net income	$3,579	$1,082	$2,497
Non-cash adjustments to net income	5,941	8,353	(2,412)
Payments for AROs	(540)	(610)	70
Refund of AMT credit carryforwards	—	572	(572)
Working capital	(690)	(541)	(149)
Net cash provided by operating activities	$8,290	$8,856	$(566)
The variance was driven primarily by:
•a $572 million refund of AMT credit carryforwards in the prior year; and
•a $149 million increase in cash outflows from working capital primarily due to an increase in under collected fuel used in generation due to higher pricing, partially offset by coal ash insurance litigation proceeds, fluctuations in accounts payable levels and timing of property tax accruals and payments in the current year.
Partially offset by:
•an $85 million increase in net income after adjustment for non-cash items primarily due to higher revenues from rate cases in various jurisdictions, higher retail sales volumes and the prior year coal ash settlement agreement filed with the NCUC, partially offset by an impairment charge related to the South Carolina Supreme Court Decision on coal ash, higher depreciation, amortization and accretion and interest expense; and
•a $70 million decrease in payments for AROs.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2021	2020	Variance
Capital, investment and acquisition expenditures, net of return of investment capital	$(9,752)	$(10,144)	$392
Debt and equity securities, net	5	(62)	67
Disbursements to canceled equity method investments	(855)	—	(855)
Other investing items	(333)	(398)	65
Net cash used in investing activities	$(10,935)	$(10,604)	$(331)

MD&A	LIQUIDITY AND CAPITAL RESOURCES
The variance relates primarily to a payment made to fund ACP's outstanding debt, partially offset by a decrease in capital expenditures due to lower overall investments in the Commercial Renewables segment. The primary use of cash related to investing activities is typically capital, investment and acquisition expenditures, net of return of investment capital detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2021	2020	Variance
Electric Utilities and Infrastructure	$7,653	$7,612	$41
Gas Utilities and Infrastructure	1,271	1,303	(32)
Commercial Renewables	543	965	(422)
Other	285	264	21
Total capital, investment and acquisition expenditures, net of return of investment capital	$9,752	$10,144	$(392)
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2021	2020	Variance
Issuance of common stock	$5	$2,745	$(2,740)
Issuances of long-term debt, net	3,758	1,824	1,934
Notes payable and commercial paper	479	(319)	798
Dividends paid	(3,114)	(2,812)	(302)
Contributions from noncontrolling interests	1,575	426	1,149
Other financing items	(94)	(133)	39
Net cash provided by financing activities	$2,609	$1,731	$878
The variance was driven primarily by:
•a $1,934 million net increase in proceeds from issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt;
•a $1,149 million increase in contributions from noncontrolling interests, primarily due to a $1,025 million receipt from GIC to make an indirect minority interest investment of 11.05% in Duke Energy Indiana; and
•a $798 million increase in net borrowings from notes payable and commercial paper.
Partially offset by:
•a $2,740 million decrease in proceeds from the issuance of common stock.
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
Commodity Price Risk
Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including the effects of regulation, commodity contract size and length, market liquidity, market conditions, location and unique or specific contract terms. Duke Energy is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy-related assets.

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Duke Energy’s exposure to these fluctuations through its regulated utility operations is limited since these operations are subject to cost-based regulation and are typically allowed to recover substantially all of these costs through various cost recovery clauses, including fuel clauses, formula-based contracts, or other cost-sharing mechanisms. While there may be a delay in timing between when these costs are incurred and when they are recovered through rates, changes from year to year generally do not have a material impact on operating results of these regulated operations.
Within Duke Energy’s Commercial Renewables segment, the company has exposure to market price fluctuations in prices of electricity or other energy-related products as a result of its ownership of renewable assets, although its exposure to the market price of power is generally limited by entering into contracts with third parties to sell the production of these assets, usually for a term of 10 to 15 years from commercial operation.
Duke Energy employs established policies and procedures to manage risks associated with these market fluctuations, which may include using various commodity derivatives, such as swaps, futures, forwards and options. For additional information, see Note 14 to the Consolidated Financial Statements, “Derivatives and Hedging.”
Generation Portfolio Risks
For the Electric Utilities and Infrastructure segment, the generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations. However, the impact on the Consolidated Statements of Operations is limited due to mechanisms in these regulated jurisdictions that result in the sharing of most of the net profits from these activities with retail customers.
The majority of the energy assets in Duke Energy’s Commercial Renewables segment operate in regions managed by RTOs and are therefore governed and dispatched under the rules of the applicable RTO. Depending on the structure of power sale agreements with third parties, these assets may be exposed to basis risk associated with different locational marginal prices based on the specific delivery locations and requirements specified in the agreements. Additionally, these assets may be subject to operational constraints under the RTO rules and may be exposed to market price risk.
Hedging Strategies
Duke Energy monitors risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas hedging contracts and options to mitigate the effect of such fluctuations on operations. Duke Energy’s primary use of energy commodity derivatives is to hedge against exposure to the prices of power, fuel for generation and natural gas for customers. Additionally, Duke Energy’s Commercial Renewables business may enter into short-term or long-term hedge agreements to manage price risk associated with project output to the extent such output is not under contract to third parties.
Duke Energy also manages its exposure to basis risk through the use of congestion hedge products in RTOs such as financial transmission rights (PJM) and congestion revenue rights (ERCOT), which result in payments based on differentials in locational marginal prices. The majority of instruments used to manage Duke Energy’s commodity price exposure are either not designated as hedges or do not qualify for hedge accounting. These instruments are referred to as undesignated contracts. Mark-to-market changes for undesignated contracts entered into by regulated businesses are reflected as regulatory assets or liabilities on the Consolidated Balance Sheets. Undesignated contracts entered into by nonregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.
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
Duke Energy had $7.5 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2021. The impact of a 100-basis point change in interest rates on pretax income is approximately $75 million at December 31, 2021. This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2021.
Certain Duke Energy Registrants have variable-rate debt and manage interest rate risk by entering into financial contracts including interest rate swaps. See Notes 6 and 14 to the Consolidated Financial Statements, "Debt and Credit Facilities" and "Derivatives and Hedging." Such financial arrangements generally are indexed based upon LIBOR, which is expected to be fully phased out in 2023. The Secured Overnight Financing Rate (SOFR) has been identified by regulators and industry participants as the preferred successor rate for U.S. dollar-based LIBOR. Impacted financial arrangements extending beyond the phaseout of LIBOR may require contractual amendment or termination and renegotiation to fully adapt to a post-LIBOR environment, and there may be uncertainty regarding the effectiveness of any such alternative index methodologies. Alternative index provisions are being assessed and incorporated into new financial arrangements that extend beyond the phaseout of LIBOR. Additionally, the progress of the phaseout is being monitored, including proposed transition relief from the FASB.
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In response to the COVID-19 pandemic, in March 2020, the Duke Energy Registrants announced a suspension of disconnections for nonpayment as a result of the national emergency. While disconnections have resumed, the company continued to offer flexible options to customers struggling with the pandemic and the economic fallout, including extended payment arrangements to satisfy delinquent balances through June 2021. Since then, the company has resumed standard payment arrangement options . The Duke Energy Registrants are still monitoring the effects of the resultant economic slowdown on counterparties’ abilities to perform under their contractual obligations. The Duke Energy Registrants have observed a significant increase in utility account arrears as of December 31, 2021. There is an expectation of an increase in charge-offs in the future and the Duke Energy Registrants have reserved for these losses in the allowance for doubtful account balance. See Notes 3 and 18 to the Consolidated Financial Statements, "Regulatory Matters" and "Revenue," respectively, for more information. Duke Energy Ohio and Duke Energy Indiana sell certain of their accounts receivable and related collections through CRC, a Duke Energy consolidated VIE. Losses on collection are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 17 to the Consolidated Financial Statements, “Variable Interest Entities.”
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Nuclear Decommissioning Trust Funds
As required by the NRC, NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2021, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes.
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

MD&A	OTHER MATTERS
Coal Ash Act
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets at December 31, 2021, and December 31, 2020, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions.
Consistent with the requirements of the Coal Ash Act, Duke Energy previously submitted comprehensive site assessments and groundwater corrective action plans to NCDEQ. In addition, on December 31, 2019, Duke Energy submitted updated groundwater corrective action plans and site-specific coal ash impoundment closure plans to NCDEQ.
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
Following NCDEQ's April 1 Order, Duke Energy estimated the incremental undiscounted cost to close the nine remaining impoundments by excavation would be approximately $4 billion to $5 billion, potentially increasing the total estimated costs to permanently close all ash basins in North Carolina and South Carolina to $9.5 billion to $10.5 billion. The settlement lowers the estimated total undiscounted cost to close the nine remaining basins by excavation by approximately $1.5 billion as compared to Duke Energy’s original estimate that followed the order. As a result, the estimated total cost to permanently close all ash basins in North Carolina and South Carolina is approximately $8 billion to $9 billion of which approximately $3.1 billion has been spent through 2021. The majority of the remaining spend is expected to occur over the next 15 to 20 years.
Duke Energy has completed excavation of all coal ash at the Riverbend, Dan River and Sutton plants.
For further information on ash basins and recovery, see Notes 3 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and “Asset Retirement Obligations,” respectively.
North Carolina House Bill 951
On October 13, 2021, North Carolina Governor Roy Cooper signed into law legislation passed by the North Carolina House of Representatives and Senate (the “Legislation”). This Legislation establishes a framework overseen by the NCUC to advance state CO2 emissions reductions through the use of least cost planning while providing for continued reliability and affordable rates for customers served by such generation. It also authorizes the use of performance-based regulation in North Carolina. Among other things, the Legislation requires the NCUC to:
•develop an initial carbon plan that would target a 70% reduction in CO2 emissions from public utilities' electric generation in the state by 2030 and carbon neutrality by 2050, considering all resource options and the latest technology;
•adopt rules to implement the requirements of the Legislation authorizing performance-based regulation that includes multiyear rate plans with a maximum three-year term, performance incentive mechanisms to track utility performance, and revenue decoupling for the residential customer class;
•establish rules to securitize costs associated with the early retirement of subcritical coal-fired electric generating facilities necessary to achieve the authorized carbon reduction goals at 50% of remaining net book value, with the remaining net book value recovered through normal cost of service basis; and
•initiate a process for updating rates and terms of certain existing solar power purchase agreements executed under PURPA.
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
Global Climate Change and Regulation of GHG Emissions
In 2021, President Biden recommitted the United States to the Paris Agreement and announced a new target for the United States of 50% - 52% reduction in economywide net GHG emissions from 2005 levels by 2030. The U.S. submittal to support this Paris target includes a goal for 100% carbon-free electricity by 2035. These actions have been supplemented by a number of executive orders by President Biden and an indication by a number of regulatory agencies, including the EPA, that they would impose additional regulations on CO2 and methane emissions to which Duke Energy will be subject. The Duke Energy Registrants are monitoring these matters and cannot predict the outcome, however, there could be a material impact on our climate strategy.

MD&A	OTHER MATTERS
CO2 Emissions Reductions
The Duke Energy Registrants’ direct GHG emissions consist primarily of CO2 that results primarily from operating a fleet of coal-fired and natural gas-fired power plants to serve its customers reliably and affordably. On September 17, 2019, Duke Energy announced an updated climate strategy with new goals of at least 50% reduction in carbon emissions from electric generation by 2030 and net-zero carbon emissions from electric generation by 2050. The Duke Energy Registrants have taken actions that have resulted in a reduction of CO2 emissions over time. Between 2005 and 2021, the Duke Energy Registrants have collectively lowered the CO2 emissions from their electricity generation by 44%. Timelines and initiatives, as well as implementation of new technologies, for future reductions of GHG emissions will vary in each state in which the company operates and will involve collaboration with regulators, customers and other stakeholders. The goals announced in 2019, as well as the actions taken to reduce CO2 emissions, potentially lower the exposure to any future mandatory CO2 emission reduction requirements, whether as a result of federal legislation, EPA regulation, state regulation or other as yet unknown emission reduction requirement.
Actions to reduce CO2 emissions have included the retirement of 56 coal-fired electric generating units with a combined generating capacity of 7,500 MW, while investing in renewables and state-of-the-art highly efficient natural gas-fired generation that produces far fewer CO2 emissions per unit of electricity generated than coal. Duke Energy also has made investments to increase EE offerings and ensure continued operations of its zero-CO2 emissions hydropower and nuclear plants. These efforts have diversified its system and significantly reduced CO2 emissions.
Duke Energy will continue to explore the use of currently available and commercially demonstrated technology to reduce CO2 emissions, including EE, wind, solar and storage, as well as evolving technologies like carbon capture, utilization and storage, the use of hydrogen and other low-carbon fuels, long-duration storage and advanced nuclear, in its efforts to achieve its net-zero goal as well as to comply with any future regulations. Duke Energy plans to adjust to and incorporate evolving and innovative technologies in a way that balances the reliability and affordability while meeting regulatory requirements and customer demands. Under any future scenario involving mandatory CO2 limitations, the Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms. Future levels of GHG emissions by the Duke Energy Registrants will be influenced by variables that include capacity needs in the jurisdictions in which they operate, public policy, tax incentives, economic conditions that affect electricity demand, fuel prices, market prices, availability of resources and labor, compliance with new or existing regulations, the ability to make enhancements to transmission and distribution systems to support increased renewables, and the existence of new technologies that can be deployed to generate the electricity necessary to meet customer demand.
Currently, the Duke Energy Registrants do not purchase carbon credits or offsets for use in connection with the company's net-zero emissions goals. Though they may purchase carbon credits or offsets for such uses in the future , the amount or cost of which is not expected to be material at this time.
Generation Mix Planning Process
The Duke Energy Registrants annually, biennially or triennially prepare lengthy, forward-looking IRPs. These detailed, highly technical plans are based on the company’s thorough analysis of numerous factors that can impact the cost of producing and delivering electricity that influence long-term generation resource planning decisions. The IRP process helps to evaluate a range of options, taking into account stakeholder input as well as forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, integration of renewables, energy storage, EE and demand response initiatives. The IRP process also helps evaluate potential environmental and regulatory scenarios to better mitigate policy and economic risks. The IRPs we file with regulators look out 10 to 20 years depending on the jurisdiction.
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
In September 2020, Duke Energy Carolinas and Duke Energy Progress filed their IRPs in North Carolina and South Carolina, and, in December 2021, Duke Energy Indiana filed its IRP, outlining an accelerated energy transition which aligns with the company's 2030 CO2 emissions goal. In December 2021 the PSCSC rejected Duke Energy Carolinas and Duke Energy Progress’ preferred accelerated coal retirements IRP scenario and instead found that the base case without a price on CO2 emissions was the most reasonable IRP scenario.
In 2021, the State of North Carolina passed HB 951, which among other things, directs the NCUC to develop and approve a carbon reduction plan by the end of 2022 that would target a 70% reduction in CO2 emissions from Duke Energy Progress' and Duke Energy Carolinas' electric generation in the state by 2030 and carbon neutrality by 2050, considering all resource options and the latest technology. In light of this legislation, in November 2021, the NCUC declined to make a determination on the portfolios presented in the 2020 IRP noting that the legislation may impact the schedule for coal plant retirements and new resources and limited its order to short term actions for use on an interim basis pending preparation of the carbon plan. The NCUC's carbon reduction plan will be informed by Duke Energy's initial carbon plan, which will be filed with the NCUC by May 16, 2022, building on the IRPs that were filed in 2020 by Duke Energy Carolinas and Duke Energy Progress and incorporating feedback from extensive stakeholder engagement.
CO2 and Methane Emissions Reductions from the Natural Gas Distribution Business
In addition to CO2 emissions resulting primarily from our operations of coal-fired and natural gas-fired power plants, the Duke Energy Registrants are also responsible for certain methane emissions from the distribution of natural gas to customers. On October 9, 2020, Duke Energy announced a new goal to achieve net-zero methane emissions from its natural gas distribution business by 2030. The Duke Energy Registrants have taken actions that have resulted in methane emission reductions, including the replacement of cast iron and bare steel pipelines and associated services with plastic or coated steel, advanced methane leak detection efforts, reducing time to repair nonhazardous leaks and operational releases of methane, and investment in renewable natural gas.
Timelines and initiatives, as well as implementation of new technologies, for future reductions of upstream methane emissions will vary in each state in which the company’s natural gas distribution business operates and will involve collaboration with regulators, customers and other stakeholders. EPA has also proposed regulations that would require reduction of methane emissions upstream of the Duke Energy Registrants' natural gas distribution business. The impact of these regulations on natural gas fuel prices is not currently quantifiable.

MD&A	OTHER MATTERS
In addition to possible EPA regulation of methane emissions, certain local governments, none within the jurisdictions in which the Duke Energy Registrants operate, have enacted or are considering initiatives to eliminate natural gas use in new buildings and focus on electrification. Enactment of similar regulations in the areas in which the Duke Energy Registrants' natural gas distribution operates could have a significant impact on the natural gas distribution business and its operations. At this time, such impacts are not able to be quantified; however, the net-zero methane goals announced in 2020 for the natural gas distribution business, as well as the actions taken to reduce these GHG emissions, potentially lowers the exposure to any future mandatory GHG emission reduction requirements. The Duke Energy Registrants would plan to seek recovery of their compliance costs with any new regulations through the regulatory process.
Physical Impacts of Climate Change
The Duke Energy Registrants recognize that scientists associate severe weather events with increasing levels of GHGs in the atmosphere. It is possible that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration and severity), the long period of time over which any potential changes might take place and the inability to predict potential changes with any degree of accuracy, make estimating with any certainty any potential future financial risk to the Duke Energy Registrants’ operations difficult. Additionally, the Duke Energy Registrants would plan to continue to seek recovery of storm costs through the appropriate regulatory mechanisms. For more information on storm securitization in North Carolina and storm cost recovery in Florida, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."
The Duke Energy Registrants routinely take steps to reduce the potential impact of severe weather events on their electric transmission and distribution systems and natural gas facilities. The steps include modernizing the electric grid through smart meters, storm hardening, self-healing systems and targeted undergrounding and applying lessons learned from previous storms to restoration efforts. The Duke Energy Registrants’ electric generating facilities and natural gas facilities are designed to withstand extreme weather events without significant damage. The Duke Energy Registrants maintain inventories of coal, oil and liquified natural gas to mitigate the effects of any potential short-term disruption in fuel supply so they can continue to provide customers with an uninterrupted supply of electricity and/or natural gas.
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

FINANCIAL STATEMENTS

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 3, and 9 to the financial statements.
Critical Audit Matter Description
The Company is subject to regulation by federal and state utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s electric and natural gas distribution companies. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 3, regulatory proceedings in recent years in North Carolina and South Carolina have focused on the recoverability of asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders in North Carolina and South Carolina requires significant management judgment. As of December 31, 2021, the Company has approximately $14.6 billion recorded as regulatory assets.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions, to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recovery of regulatory assets included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation including the balances recorded and regulatory developments.

REPORTS
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained an analysis from management and letters from internal legal counsel for asset retirement obligations specific to coal ash costs, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.
Noncontrolling Interests - Minority Interest Investment in Duke Energy Indiana – Refer to Note 1 to the financial statements
Critical Audit Matter Description
On January 28, 2021, the Company executed an agreement providing for an investment by an affiliate of GIC Private Limited in Duke Energy Indiana in exchange for a 19.9% minority interest issued by Duke Energy Indiana Holdco, LLC, the holding company for Duke Energy Indiana. The transaction will be completed following two closings for an aggregate purchase price of approximately $2 billion. The first closing occurred on September 8, 2021 and resulted in Duke Energy Indiana Holdco, LLC issuing 11.05% of its membership interests in exchange for 50% of the purchase price. The Company retained indirect control of these assets, and, therefore, no gain or loss was recognized on the Consolidated Statements of Operations. The difference between the net cash consideration received and the carrying value of the noncontrolling interest was recorded as an increase to equity. The Company has the discretion to determine the timing of the second closing, but the closing will occur no later than January 2023.
We identified the minority interest investment in Duke Energy Indiana as a critical audit matter because of the extensive audit effort required to audit the transaction, including the need to involve professionals in our firm with the appropriate expertise to assist us in evaluating management’s conclusions that there should be no gain or loss associated with this transaction recognized on the Consolidated Statements of Operations for the year ended December 31, 2021.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the minority interest investment in Duke Energy Indiana included the following, among others:
•We tested the effectiveness of controls over the accounting assessment of significant and non- routine transactions, including the controls over the income tax treatment of such transactions.
•We evaluated management’s conclusions related to accounting for the transaction by:
–Obtaining and reading the agreement providing for the minority investment,
–Involving professionals in our firm with the appropriate expertise to evaluate the work performed by management’s expert related to the tax treatment of the transaction,
–Assessing management’s documentation for accounting for the transaction.
•We evaluated the appropriateness of the Company’s disclosures related to the minority interest investment.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2022
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Operating Revenues
Regulated electric	$22,319	$21,461	$22,615
Regulated natural gas	2,008	1,642	1,759
Nonregulated electric and other	770	765	705
Total operating revenues	25,097	23,868	25,079
Operating Expenses
Fuel used in electric generation and purchased power	6,255	6,051	6,826
Cost of natural gas	705	460	627
Operation, maintenance and other	6,042	5,788	6,066
Depreciation and amortization	4,990	4,705	4,548
Property and other taxes	1,389	1,337	1,307
Impairment of assets and other charges	356	984	(8)
Total operating expenses	19,737	19,325	19,366
Gains (Losses) on Sales of Other Assets and Other, net	13	10	(4)
Operating Income	5,373	4,553	5,709
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	28	(2,005)	162
Other income and expenses, net	643	453	430
Total other income and expenses	671	(1,552)	592
Interest Expense	2,280	2,162	2,204
Income From Continuing Operations Before Income Taxes	3,764	839	4,097
Income Tax Expense (Benefit) From Continuing Operations	192	(236)	519
Income From Continuing Operations	3,572	1,075	3,578
Income (Loss) From Discontinued Operations, net of tax	7	7	(7)
Net Income	3,579	1,082	3,571
Add: Net Loss Attributable to Noncontrolling Interests	329	295	177
Net Income Attributable to Duke Energy Corporation	3,908	1,377	3,748
Less: Preferred Dividends	106	107	41
Net Income Available to Duke Energy Corporation Common Stockholders	$3,802	$1,270	$3,707

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$4.93	$1.71	$5.07
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$0.01	$0.01	$(0.01)
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$4.94	$1.72	$5.06
Weighted average shares outstanding
Basic	769	737	729
Diluted	769	738	729
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2021	2020	2019
Net Income	$3,579	$1,082	$3,571
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	7	6	9
Net unrealized losses on cash flow hedges	(68)	(138)	(47)
Reclassification into earnings from cash flow hedges	13	11	6
Unrealized (losses) gains on available-for-sale securities	(8)	3	8
Other Comprehensive Loss, net of tax	(56)	(118)	(24)
Comprehensive Income	3,523	964	3,547
Add: Comprehensive Loss Attributable to Noncontrolling Interests	319	306	177
Comprehensive Income Attributable to Duke Energy Corporation	3,842	1,270	3,724
Less: Preferred Dividends	106	107	41
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$3,736	$1,163	$3,683
(a)     Net of income tax impacts of approximately $17 million and $35 million for the years ended December 31, 2021, and 2020, respectively. Tax impacts are immaterial for other periods presented.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$343	$259
Receivables (net of allowance for doubtful accounts of $46 at 2021 and $29 at 2020)	1,173	1,009
Receivables of VIEs (net of allowance for doubtful accounts of $76 at 2021 and $117 at 2020)	2,437	2,144
Inventory	3,199	3,167
Regulatory assets (includes $105 at 2021 and $53 at 2020 related to VIEs)	2,150	1,641
Other (includes $256 at 2021 and $296 at 2020 related to VIEs)	638	462
Total current assets	9,940	8,682
Property, Plant and Equipment
Cost	161,819	155,580
Accumulated depreciation and amortization	(50,555)	(48,827)
Facilities to be retired, net	144	29
Net property, plant and equipment	111,408	106,782
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,823 at 2021 and $937 at 2020 related to VIEs)	12,487	12,421
Nuclear decommissioning trust funds	10,401	9,114
Operating lease right-of-use assets, net	1,266	1,524
Investments in equity method unconsolidated affiliates	970	961
Other (includes $92 at 2021 and $81 at 2020 related to VIEs)	3,812	3,601
Total other noncurrent assets	48,239	46,924
Total Assets	$169,587	$162,388
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,629	$3,144
Notes payable and commercial paper	3,304	2,873
Taxes accrued	749	482
Interest accrued	533	537
Current maturities of long-term debt (includes $243 at 2021 and $472 at 2020 related to VIEs)	3,387	4,238
Asset retirement obligations	647	718
Regulatory liabilities	1,211	1,377
Other	2,471	2,936
Total current liabilities	15,931	16,305
Long-Term Debt (includes $4,854 at 2021 and $3,535 at 2020 related to VIEs)	60,448	55,625
Other Noncurrent Liabilities
Deferred income taxes	9,379	9,244
Asset retirement obligations	12,129	12,286
Regulatory liabilities	16,152	15,029
Operating lease liabilities	1,074	1,340
Accrued pension and other post-retirement benefit costs	855	969
Investment tax credits	833	687
Other (includes $319 at 2021 and $316 at 2020 related to VIEs)	1,650	1,719
Total other noncurrent liabilities	42,072	41,274
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2021 and 2020	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2021 and 2020	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 769 million shares outstanding at 2021 and 2020	1	1
Additional paid-in capital	44,371	43,767
Retained earnings	3,265	2,471
Accumulated other comprehensive loss	(303)	(237)
Total Duke Energy Corporation stockholders' equity	49,296	47,964
Noncontrolling interests	1,840	1,220
Total equity	51,136	49,184
Total Liabilities and Equity	$169,587	$162,388
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,579	$1,082	$3,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	5,663	5,486	5,176
Equity in (earnings) losses of unconsolidated affiliates	(28)	2,005	(162)
Equity component of AFUDC	(171)	(154)	(139)
Impairment of assets and other charges	356	984	(8)
Deferred income taxes	191	54	806
Payments for asset retirement obligations	(540)	(610)	(746)
Provision for rate refunds	(70)	(22)	60
Refund of AMT credit carryforwards	—	572	573
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	50	63	(48)
Receivables	(297)	(56)	78
Inventory	(34)	66	(122)
Other current assets	(1,136)	205	10
Increase (decrease) in
Accounts payable	249	(21)	(164)
Taxes accrued	284	117	(224)
Other current liabilities	(13)	(65)	172
Other assets	112	(408)	(555)
Other liabilities	95	(442)	(69)
Net cash provided by operating activities	8,290	8,856	8,209
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,715)	(9,907)	(11,122)
Contributions to equity method investments	(81)	(370)	(324)
Return of investment capital	44	133	11
Purchases of debt and equity securities	(6,098)	(8,011)	(3,348)
Proceeds from sales and maturities of debt and equity securities	6,103	7,949	3,343
Disbursements to canceled equity method investments	(855)	—	—
Other	(333)	(398)	(517)
Net cash used in investing activities	(10,935)	(10,604)	(11,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	9,052	6,330	7,091
Issuance of preferred stock	—	—	1,962
Issuance of common stock	5	2,745	384
Payments for the redemption of long-term debt	(5,294)	(4,506)	(3,476)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	332	3,009	397
Payments for the redemption of short-term debt with original maturities greater than 90 days	(997)	(2,147)	(479)
Notes payable and commercial paper	1,144	(1,181)	(298)
Contributions from noncontrolling interests	1,575	426	843
Dividends paid	(3,114)	(2,812)	(2,668)
Other	(94)	(133)	(26)
Net cash provided by financing activities	2,609	1,731	3,730
Net decrease in cash, cash equivalents and restricted cash	(36)	(17)	(18)
Cash, cash equivalents and restricted cash at beginning of period	556	573	591
Cash, cash equivalents and restricted cash at end of period	$520	$556	$573
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$2,248	$2,186	$2,195
Cash received from income taxes	(3)	(585)	(651)
Significant non-cash transactions:
Accrued capital expenditures	1,325	1,116	1,356
Non-cash dividends	—	110	108
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Duke Energy Corporation Stockholders' Accumulated Other Comprehensive Income (Loss)
							Net Unrealized		Total
						Net Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2018	$—	727	$1	$40,795	$3,113	$(14)	$(3)	$(75)	$43,817	$17	$43,834
Net income (loss)	—	—	—	—	3,707	—	—	—	3,707	(177)	3,530
Other comprehensive (loss) income	—	—	—	—	—	(41)	8	9	(24)	—	(24)
Preferred stock, Series A, issuances, net of issuance costs(a)	973	—	—	—	—	—	—	—	973	—	973
Preferred stock, Series B, issuances, net of issuance costs(a)	989	—	—	—	—	—	—	—	989	—	989
Common stock issuances, including dividend reinvestment and employee benefits	—	6	—	552	—	—	—	—	552	—	552
Common stock dividends	—	—	—	—	(2,735)	—	—	—	(2,735)	—	(2,735)
Sale of noncontrolling interest(b)	—	—	—	(466)	—	10	—	—	(456)	863	407
Contribution from noncontrolling interest (f)	—	—	—	—	—	—	—	—	—	428	428
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(4)	(4)
Other(c)	—	—	—	—	23	(6)	(2)	(16)	(1)	2	1
Balance at December 31, 2019	$1,962	733	$1	$40,881	$4,108	$(51)	$3	$(82)	$46,822	$1,129	$47,951
Net income	—	—	—	—	1,270	—	—	—	1,270	(295)	975
Other comprehensive (loss) Income	—	—	—	—	—	(116)	3	6	(107)	(11)	(118)
Common stock issuances, including dividend reinvestment and employee benefits	—	36	—	2,902	—	—	—	—	2,902	—	2,902
Common stock dividends	—	—	—	—	(2,815)	—	—	—	(2,815)	—	(2,815)
Contribution from noncontrolling interest(f)	—	—	—	(17)	—	—	—	—	(17)	426	409
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(30)	(30)
Other(d)	—	—	—	1	(92)	—	—	—	(91)	1	(90)
Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
Net income	—	—	—	—	3,802	—	—	—	3,802	(329)	3,473
Other comprehensive (loss) income	—	—	—	—	—	(65)	(8)	7	(66)	10	(56)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	68	—	—	—	—	68	—	68
Common stock dividends	—	—	—	—	(3,008)	—	—	—	(3,008)	—	(3,008)
Sale of noncontrolling interest(e)	—	—	—	545	—	—	—	—	545	454	999
Contribution from noncontrolling interest, net of transaction costs(f)	—	—	—	—	—	—	—	—	—	550	550
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	—	—	(66)	(66)
Other	—	—	—	(9)	—	—	—	—	(9)	1	(8)
Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
(a)     Duke Energy issued 40 million depositary shares of preferred stock, Series A, in the first quarter of 2019 and 1 million shares of preferred stock, Series B, in the third quarter of 2019.
(b)    Relates to the sale of a noncontrolling interest in the Commercial Renewables segment. See Note 1 for additional discussion of the transaction.
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
(e)    Relates to the sale of a noncontrolling interest in Duke Energy Indiana. See Note 1 for additional discussion.
(f)    Relates to tax equity financing activity in the Commercial Renewables segment.
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Carolinas, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 3, and 9 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission and by the South Carolina Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 3, regulatory proceedings in recent years in North Carolina and South Carolina have focused on the recoverability of asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders in North Carolina and South Carolina requires significant management judgment. As of December 31, 2021, the Company has approximately $3.5 billion recorded as regulatory assets.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions, to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recovery of regulatory assets included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

REPORTS
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained an analysis from management and letters from internal legal counsel for asset retirement obligations specific to coal ash costs, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2022
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating Revenues	$7,102	$7,015	$7,395
Operating Expenses
Fuel used in electric generation and purchased power	1,601	1,682	1,804
Operation, maintenance and other	1,833	1,743	1,868
Depreciation and amortization	1,468	1,462	1,388
Property and other taxes	320	299	292
Impairment of assets and other charges	227	476	17
Total operating expenses	5,449	5,662	5,369
Gains on Sales of Other Assets and Other, net	2	1	—
Operating Income	1,655	1,354	2,026
Other Income and Expenses, net	270	177	151
Interest Expense	538	487	463
Income Before Income Taxes	1,387	1,044	1,714
Income Tax Expense	51	88	311
Net Income	$1,336	$956	$1,403
Other Comprehensive Income, net of tax
Net unrealized gain on cash flow hedges	1	—	—
Other Comprehensive Income, net of tax	1	—	—
Comprehensive Income	$1,337	$956	$1,403
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$7	$21
Receivables (net of allowance for doubtful accounts of $1 at 2021 and 2020)	300	247
Receivables of VIEs (net of allowance for doubtful accounts of $41 at 2021 and $22 at 2020)	844	696
Receivables from affiliated companies	190	124
Inventory	1,026	1,010
Regulatory assets (includes $12 at 2021 related to VIEs)	544	473
Other	95	20
Total current assets	3,006	2,591
Property, Plant and Equipment
Cost	51,874	50,640
Accumulated depreciation and amortization	(17,854)	(17,453)
Facilities to be retired, net	102	—
Net property, plant and equipment	34,122	33,187
Other Noncurrent Assets
Regulatory assets (includes $220 at 2021 related to VIEs)	2,935	2,996
Nuclear decommissioning trust funds	5,759	4,977
Operating lease right-of-use assets, net	92	110
Other	1,248	1,187
Total other noncurrent assets	10,034	9,270
Total Assets	$47,162	$45,048
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$988	$1,000
Accounts payable to affiliated companies	266	199
Notes payable to affiliated companies	226	506
Taxes accrued	274	76
Interest accrued	125	117
Current maturities of long-term debt (includes $5 at 2021 related to VIEs)	362	506
Asset retirement obligations	249	264
Regulatory liabilities	487	473
Other	546	546
Total current liabilities	3,523	3,687
Long-Term Debt (includes $703 at 2021 related to VIEs)	12,595	11,412
Long-Term Debt Payable to Affiliated Companies	318	300
Other Noncurrent Liabilities
Deferred income taxes	3,634	3,842
Asset retirement obligations	5,052	5,086
Regulatory liabilities	7,198	6,535
Operating lease liabilities	78	97
Accrued pension and other post-retirement benefit costs	50	73
Investment tax credits	287	236
Other	536	626
Total other noncurrent liabilities	16,835	16,495
Commitments and Contingencies
Equity
Member's equity	13,897	13,161
Accumulated other comprehensive loss	(6)	(7)
Total equity	13,891	13,154
Total Liabilities and Equity	$47,162	$45,048
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,336	$956	$1,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,743	1,731	1,671
Equity component of AFUDC	(65)	(62)	(42)
Impairment of assets and other charges	227	476	17
Deferred income taxes	(213)	(260)	133
Payments for asset retirement obligations	(182)	(162)	(278)
Provision for rate refunds	(46)	(5)	36
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(4)	(8)
Receivables	(99)	52	(21)
Receivables from affiliated companies	(66)	(10)	68
Inventory	(16)	(14)	(48)
Other current assets	(309)	209	(73)
Increase (decrease) in
Accounts payable	5	55	(50)
Accounts payable to affiliated companies	85	(11)	(20)
Taxes accrued	206	30	(127)
Other current liabilities	(39)	(56)	127
Other assets	21	(102)	(42)
Other liabilities	116	(47)	(37)
Net cash provided by operating activities	2,704	2,776	2,709
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,693)	(2,669)	(2,714)
Purchases of debt and equity securities	(3,425)	(1,602)	(1,658)
Proceeds from sales and maturities of debt and equity securities	3,425	1,602	1,658
Other	(177)	(164)	(204)
Net cash used in investing activities	(2,870)	(2,833)	(2,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,651	998	886
Payments for the redemption of long-term debt	(617)	(813)	(6)
Notes payable to affiliated companies	(280)	477	(410)
Distributions to parent	(600)	(600)	(275)
Other	(1)	(2)	(1)
Net cash provided by financing activities	153	60	194
Net (decrease) increase in cash, cash equivalents and restricted cash	(13)	3	(15)
Cash, cash equivalents and restricted cash at beginning of period	21	18	33
Cash, cash equivalents and restricted cash at end of period	$8	$21	$18
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$508	$481	$433
Cash paid for income taxes	233	321	122
Significant non-cash transactions:
Accrued capital expenditures	359	365	347
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated Other
		Comprehensive
		Income (Loss)
		Net Gains
		(Losses) on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2018	$11,689	$(6)	$11,683
Net income	1,403	—	1,403
Distributions to parent	(275)	—	(275)
Other	1	(1)	—
Balance at December 31, 2019	$12,818	$(7)	$12,811
Net income	956	—	956
Distributions to parent	(600)	—	(600)
Other(a)	(13)	—	(13)
Balance at December 31, 2020	$13,161	$(7)	$13,154
Net income	1,336	—	1,336
Other comprehensive income	—	1	1
Distributions to parent	(600)	—	(600)
Balance at December 31, 2021	$13,897	$(6)	$13,891
(a)     Amounts primarily represent impacts due to implementation of a new accounting standard related to Credit Losses. See Note 1 for additional discussion.
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Progress Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 3, and 9 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission, South Carolina Public Service Commission and Florida Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 3, regulatory proceedings in recent years in North Carolina and South Carolina have focused on the recoverability of asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders in North Carolina and South Carolina requires significant management judgment. As of December 31, 2021, the Company has approximately $6.9 billion recorded as regulatory assets.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions, to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recovery of regulatory assets included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.

REPORTS
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year

–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.

–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.

–We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained an analysis from management and letters from internal legal counsel for asset retirement obligations specific to coal ash costs, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2022
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating Revenues	$11,057	$10,627	$11,202
Operating Expenses
Fuel used in electric generation and purchased power	3,584	3,479	4,024
Operation, maintenance and other	2,529	2,479	2,495
Depreciation and amortization	1,929	1,818	1,845
Property and other taxes	542	545	561
Impairment of assets and other charges	82	495	(24)
Total operating expenses	8,666	8,816	8,901
Gains on Sales of Other Assets and Other, net	14	9	—
Operating Income	2,405	1,820	2,301
Other Income and Expenses, net	215	129	141
Interest Expense	794	790	862
Income Before Income Taxes	1,826	1,159	1,580
Income Tax Expense	227	113	253
Net Income	1,599	1,046	1,327
Less: Net Income Attributable to Noncontrolling Interests	1	1	—
Net Income Attributable to Parent	$1,598	$1,045	$1,327

Net Income	$1,599	$1,046	$1,327
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	1	(1)	2
Net unrealized gain on cash flow hedges	3	5	5
Unrealized (losses) gains on available-for-sale securities	—	(1)	1
Other Comprehensive Income, net of tax	4	3	8
Comprehensive Income	1,603	1,049	1,335
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	—
Comprehensive Income Attributable to Parent	$1,602	$1,048	$1,335
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$70	$59
Receivables (net of allowance for doubtful accounts of $11 at 2021 and $8 at 2020)	247	228
Receivables of VIEs (net of allowance for doubtful accounts of $25 at 2021 and $29 at 2020)	1,006	901
Receivables from affiliated companies	121	157
Inventory	1,398	1,375
Regulatory assets (includes $93 at 2021 and $53 at 2020 related to VIEs)	1,030	758
Other (includes $39 at 2021 and 2020 related to VIEs)	125	109
Total current assets	3,997	3,587
Property, Plant and Equipment
Cost	60,894	57,892
Accumulated depreciation and amortization	(19,214)	(18,368)
Facilities to be retired, net	26	29
Net property, plant and equipment	41,706	39,553
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,603 at 2021 and $937 at 2020 related to VIEs)	5,909	5,775
Nuclear decommissioning trust funds	4,642	4,137
Operating lease right-of-use assets, net	691	690
Other	1,242	1,227
Total other noncurrent assets	16,139	15,484
Total Assets	$61,842	$58,624
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,099	$919
Accounts payable to affiliated companies	506	289
Notes payable to affiliated companies	2,809	2,969
Taxes accrued	128	121
Interest accrued	192	202
Current maturities of long-term debt (includes $71 at 2021 and $305 at 2020 related to VIEs)	1,082	1,426
Asset retirement obligations	275	283
Regulatory liabilities	478	640
Other	868	793
Total current liabilities	7,437	7,642
Long-Term Debt (includes $2,293 at 2021 and $1,252 at 2020 related to VIEs)	19,591	17,688
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,564	4,396
Asset retirement obligations	5,837	5,866
Regulatory liabilities	5,566	5,051
Operating lease liabilities	606	623
Accrued pension and other post-retirement benefit costs	417	505
Other	526	462
Total other noncurrent liabilities	17,516	16,903
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2021 and 2020	—	—
Additional paid-in capital	9,149	9,143
Retained earnings	8,007	7,109
Accumulated other comprehensive loss	(11)	(15)
Total Progress Energy, Inc. stockholder's equity	17,145	16,237
Noncontrolling interests	3	4
Total equity	17,148	16,241
Total Liabilities and Equity	$61,842	$58,624
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,599	$1,046	$1,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,302	2,327	2,207
Equity component of AFUDC	(51)	(42)	(66)
Impairment of assets and other charges	82	495	(24)
Deferred income taxes	247	(197)	433
Payments for asset retirement obligations	(288)	(384)	(412)
Provision for rate refunds	(36)	2	15
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	51	(9)	(34)
Receivables	(97)	(69)	47
Receivables from affiliated companies	18	(81)	81
Inventory	(26)	49	62
Other current assets	(551)	223	184
Increase (decrease) in
Accounts payable	59	(62)	(4)
Accounts payable to affiliated companies	217	(21)	(50)
Taxes accrued	13	75	(74)
Other current liabilities	(32)	139	25
Other assets	(110)	(137)	(341)
Other liabilities	(99)	(177)	(167)
Net cash provided by operating activities	3,298	3,177	3,209
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,668)	(3,488)	(3,952)
Purchases of debt and equity securities	(2,233)	(5,998)	(1,511)
Proceeds from sales and maturities of debt and equity securities	2,322	6,010	1,504
Notes receivable from affiliated companies	—	164	(164)
Other	(156)	(160)	(190)
Net cash used in investing activities	(3,735)	(3,472)	(4,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	3,095	1,791	2,187
Payments for the redemption of long-term debt	(1,883)	(2,157)	(1,667)
Notes payable to affiliated companies	(160)	1,148	586
Dividends to parent	(700)	(400)	—
Other	(2)	(13)	12
Net cash provided by financing activities	350	369	1,118
Net (decrease) increase in cash, cash equivalents and restricted cash	(87)	74	14
Cash, cash equivalents and restricted cash at beginning of period	200	126	112
Cash, cash equivalents and restricted cash at end of period	$113	$200	$126
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$813	$819	$892
Cash paid for (received from) income taxes	14	149	(79)
Significant non-cash transactions:
Accrued capital expenditures	501	363	447
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses)	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	on Available-for-	OPEB	Stockholder's	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2018	$9,143	$5,131	$(12)	$(1)	$(7)	$14,254	$3	$14,257
Net income	—	1,327	—	—	—	1,327	—	1,327
Other comprehensive income	—	—	5	1	2	8	—	8
Other(a)	—	7	(3)	(1)	(2)	1	—	1
Balance at December 31, 2019	$9,143	$6,465	$(10)	$(1)	$(7)	$15,590	$3	$15,593
Net income	—	1,045	—	—	—	1,045	1	1,046
Other comprehensive income (loss)	—	—	5	(1)	(1)	3	—	3
Dividends to parent	—	(400)	—	—	—	(400)	—	(400)
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
Net income	—	1,598	—	—	—	1,598	1	1,599
Other comprehensive income	—	—	3	—	1	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(700)	—	—	—	(700)	—	(700)
Other	6	—	—	—	—	6	(1)	5
Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
(a)    Amounts in Retained Earnings and AOCI primarily represent impacts to accumulated other comprehensive income due to implementation of a new accounting standard related to Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Progress, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Progress, LLC and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 3, and 9 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission and by the South Carolina Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 3, regulatory proceedings in recent years in North Carolina and South Carolina have focused on the recoverability of asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders in North Carolina and South Carolina requires significant management judgment. As of December 31, 2021, the Company has approximately $4.7 billion recorded as regulatory assets.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions, to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recovery of regulatory assets included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.

REPORTS
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained an analysis from management and letters from internal legal counsel for asset retirement obligations specific to coal ash costs, regarding probability of recovery for deferred costs not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2022
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating Revenues	$5,780	$5,422	$5,957
Operating Expenses
Fuel used in electric generation and purchased power	1,778	1,743	2,012
Operation, maintenance and other	1,467	1,332	1,446
Depreciation and amortization	1,097	1,116	1,143
Property and other taxes	159	167	176
Impairment of assets and other charges	63	499	12
Total operating expenses	4,564	4,857	4,789
Gains on Sales of Other Assets and Other, net	13	8	—
Operating Income	1,229	573	1,168
Other Income and Expenses, net	143	75	100
Interest Expense	306	269	306
Income Before Income Taxes	1,066	379	962
Income Tax Expense (Benefit)	75	(36)	157
Net Income and Comprehensive Income	$991	$415	$805
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$35	$39
Receivables (net of allowance for doubtful accounts of $4 at 2021 and $4 at 2020)	127	132
Receivables of VIEs (net of allowance for doubtful accounts of $17 at 2021 and $19 at 2020)	574	500
Receivables from affiliated companies	65	50
Inventory	921	911
Regulatory assets (includes $39 at 2021 related to VIEs)	533	492
Other	83	60
Total current assets	2,338	2,184
Property, Plant and Equipment
Cost	37,018	35,759
Accumulated depreciation and amortization	(13,387)	(12,801)
Facilities to be retired, net	26	29
Net property, plant and equipment	23,657	22,987
Other Noncurrent Assets
Regulatory assets (includes $720 at 2021 related to VIEs)	4,118	3,976
Nuclear decommissioning trust funds	4,089	3,500
Operating lease right-of-use assets, net	389	346
Other	792	740
Total other noncurrent assets	9,388	8,562
Total Assets	$35,383	$33,733
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$476	$454
Accounts payable to affiliated companies	310	215
Notes payable to affiliated companies	172	295
Taxes accrued	163	85
Interest accrued	96	99
Current maturities of long-term debt (includes $15 at 2021 related to VIEs)	556	603
Asset retirement obligations	274	283
Regulatory liabilities	381	530
Other	448	411
Total current liabilities	2,876	2,975
Long-Term Debt (includes $1,097 at 2021 related to VIEs)	9,543	8,505
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,208	2,298
Asset retirement obligations	5,401	5,352
Regulatory liabilities	4,868	4,394
Operating lease liabilities	350	323
Accrued pension and other post-retirement benefit costs	221	242
Investment tax credits	128	132
Other	87	102
Total other noncurrent liabilities	13,263	12,843
Commitments and Contingencies
Equity
Member's Equity	9,551	9,260
Total Liabilities and Equity	$35,383	$33,733
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$991	$415	$805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,286	1,299	1,329
Equity component of AFUDC	(34)	(29)	(60)
Impairment of assets and other charges	63	499	12
Deferred income taxes	(46)	(234)	197
Payments for asset retirement obligations	(187)	(304)	(390)
Provisions for rate refunds	(36)	2	12
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	48	1	(6)
Receivables	(52)	(4)	21
Receivables from affiliated companies	(33)	2	(29)
Inventory	(11)	23	20
Other current assets	(147)	98	101
Increase (decrease) in
Accounts payable	12	(127)	32
Accounts payable to affiliated companies	95	12	(75)
Taxes accrued	83	68	(46)
Other current liabilities	(23)	157	68
Other assets	(37)	(215)	(205)
Other liabilities	(16)	3	37
Net cash provided by operating activities	1,956	1,666	1,823
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,746)	(1,581)	(2,108)
Purchases of debt and equity securities	(1,931)	(1,555)	(842)
Proceeds from sales and maturities of debt and equity securities	1,914	1,516	810
Other	(20)	(57)	(119)
Net cash used in investing activities	(1,783)	(1,677)	(2,259)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,959	1,296	1,269
Payments for the redemption of long-term debt	(1,308)	(1,085)	(605)
Notes payable to affiliated companies	(123)	229	(228)
Distributions to parent	(700)	(400)	—
Other	(1)	(12)	(1)
Net cash (used in) provided by financing activities	(173)	28	435
Net increase (decrease) in cash, cash equivalents and restricted cash	—	17	(1)
Cash, cash equivalents and restricted cash at beginning of period	39	22	23
Cash, cash equivalents and restricted cash at end of period	$39	$39	$22
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$335	$301	$331
Cash paid for (received from) income taxes	83	123	(30)
Significant non-cash transactions:
Accrued capital expenditures	163	149	175
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Member's
(in millions)	Equity
Balance at December 31, 2018	$8,441
Net income	805
Balance at December 31, 2019	$9,246
Net income	415
Distribution to parent	(400)
Other	(1)
Balance at December 31, 2020	$9,260
Net income	991
Distribution to parent	(700)
Balance at December 31, 2021	$9,551
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Florida, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Florida, LLC and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 3 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the Florida Public Service Commission (the “Commission”), which has jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2021, the Company has approximately $2.3 billion recorded as regulatory assets.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commission, to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recovery of regulatory assets included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commission, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commission’s treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commission, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission- approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2022
We have served as the Company's auditor since 2001.

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating Revenues	$5,259	$5,188	$5,231
Operating Expenses
Fuel used in electric generation and purchased power	1,806	1,737	2,012
Operation, maintenance and other	1,048	1,131	1,034
Depreciation and amortization	831	702	702
Property and other taxes	383	381	392
Impairment of assets and other charges	19	(4)	(36)
Total operating expenses	4,087	3,947	4,104
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	1,173	1,242	1,127
Other Income and Expenses, net	71	53	48
Interest Expense	319	326	328
Income Before Income Taxes	925	969	847
Income Tax Expense	187	198	155
Net Income	$738	$771	$692
Other Comprehensive Income (Loss), net of tax
Unrealized (losses) gains on available-for-sale securities	(1)	(1)	1
Other Comprehensive (Loss) Income, net of tax	(1)	(1)	1
Comprehensive Income	$737	$770	$693
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$23	$11
Receivables (net of allowance for doubtful accounts of $8 at 2021 and $4 at 2020)	117	94
Receivables of VIEs (net of allowance for doubtful accounts of $8 at 2021 and $10 at 2020)	432	401
Receivables from affiliated companies	16	3
Inventory	477	464
Regulatory assets (includes $54 at 2021 and $53 at 2020 related to VIEs)	497	265
Other (includes $39 at 2021 and 2020 related to VIEs)	80	41
Total current assets	1,642	1,279
Property, Plant and Equipment
Cost	23,865	22,123
Accumulated depreciation and amortization	(5,819)	(5,560)
Net property, plant and equipment	18,046	16,563
Other Noncurrent Assets
Regulatory assets (includes $883 at 2021 and $937 at 2020 related to VIEs)	1,791	1,799
Nuclear decommissioning trust funds	553	637
Operating lease right-of-use assets, net	302	344
Other	399	335
Total other noncurrent assets	3,045	3,115
Total Assets	$22,733	$20,957
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$623	$465
Accounts payable to affiliated companies	209	85
Notes payable to affiliated companies	199	196
Taxes accrued	51	82
Interest accrued	68	69
Current maturities of long-term debt (includes $56 at 2021 and $305 at 2020 related to VIEs)	76	823
Asset retirement obligations	1	—
Regulatory liabilities	98	110
Other	408	374
Total current liabilities	1,733	2,204
Long-Term Debt (includes $1,196 at 2021 and $1,002 at 2020 related to VIEs)	8,406	7,092
Other Noncurrent Liabilities
Deferred income taxes	2,434	2,191
Asset retirement obligations	436	514
Regulatory liabilities	698	658
Operating lease liabilities	256	300
Accrued pension and other post-retirement benefit costs	166	231
Other	309	209
Total other noncurrent liabilities	4,299	4,103
Commitments and Contingencies
Equity
Member's equity	8,298	7,560
Accumulated other comprehensive loss	(3)	(2)
Total equity	8,295	7,558
Total Liabilities and Equity	$22,733	$20,957
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$738	$771	$692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,011	1,019	869
Equity component of AFUDC	(16)	(12)	(6)
Impairment of assets and other charges	19	(4)	(36)
Deferred income taxes	279	27	180
Payments for asset retirement obligations	(101)	(80)	(22)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(14)	(33)
Receivables	(45)	(64)	26
Receivables from affiliated companies	(13)	(3)	17
Inventory	(15)	26	42
Other current assets	(451)	40	156
Increase (decrease) in
Accounts payable	47	66	(36)
Accounts payable to affiliated companies	124	(46)	40
Taxes accrued	(30)	39	(31)
Other current liabilities	(7)	(7)	(36)
Other assets	(69)	84	(131)
Other liabilities	(69)	(181)	(213)
Net cash provided by operating activities	1,402	1,661	1,478
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,923)	(1,907)	(1,844)
Purchases of debt and equity securities	(302)	(4,443)	(669)
Proceeds from sales and maturities of debt and equity securities	408	4,495	695
Notes receivable from affiliated companies	—	173	(173)
Other	(136)	(103)	(67)
Net cash used in investing activities	(1,953)	(1,785)	(2,058)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,135	495	918
Payments for the redemption of long-term debt	(575)	(572)	(262)
Notes payable to affiliated companies	3	196	(108)
Other	—	(1)	13
Net cash provided by financing activities	563	118	561
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(6)	(19)
Cash, cash equivalents and restricted cash at beginning of period	50	56	75
Cash, cash equivalents and restricted cash at end of period	$62	$50	$56
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$308	$321	$332
Cash (received from) paid for income taxes	(15)	138	1
Significant non-cash transactions:
Accrued capital expenditures	337	214	272
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-	Total
(in millions)	Equity	Sale Securities	Equity
Balance at December 31, 2018	$6,097	$(2)	$6,095
Net income	692	—	692
Other comprehensive income	—	1	1
Balance at December 31, 2019	$6,789	$(1)	$6,788
Net income	771	—	771
Other comprehensive loss	—	(1)	(1)
Balance at December 31, 2020	$7,560	$(2)	$7,558
Net income	738	—	738
Other comprehensive loss	—	(1)	(1)
Balance at December 31, 2021	$8,298	$(3)	$8,295

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Ohio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1 and 3 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the Public Utilities Commission of Ohio and by the Kentucky Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric and gas rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2021, the Company has approximately $707 million recorded as regulatory assets.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions, to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recovery of regulatory assets included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of recovery in future rates and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission- approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2022
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating Revenues
Regulated electric	$1,493	$1,405	$1,456
Regulated natural gas	544	453	484
Total operating revenues	2,037	1,858	1,940
Operating Expenses
Fuel used in electric generation and purchased power	409	339	388
Cost of natural gas	136	73	95
Operation, maintenance and other	479	463	520
Depreciation and amortization	307	278	265
Property and other taxes	355	324	308
Impairment of assets and other charges	25	—	—
Total operating expenses	1,711	1,477	1,576
Gains on Sales of Other Assets and Other, net	1	—	—
Operating Income	327	381	364
Other Income and Expenses, net	18	16	24
Interest Expense	111	102	109
Income From Continuing Operations Before Income Taxes	234	295	279
Income Tax Expense From Continuing Operations	30	43	40
Income From Continuing Operations	204	252	239
Loss From Discontinued Operations, net of tax	—	—	(1)
Net Income and Comprehensive Income	$204	$252	$238
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$13	$14
Receivables (net of allowance for doubtful accounts of $4 at 2021 and 2020)	96	98
Receivables from affiliated companies	122	102
Notes receivable from affiliated companies	15	—
Inventory	116	110
Regulatory assets	72	39
Other	57	31
Total current assets	491	394
Property, Plant and Equipment
Cost	11,725	11,022
Accumulated depreciation and amortization	(3,106)	(3,013)
Facilities to be retired, net	6	—
Net property, plant and equipment	8,625	8,009
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	635	610
Operating lease right-of-use assets, net	19	20
Other	84	72
Total other noncurrent assets	1,658	1,622
Total Assets	$10,774	$10,025
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$348	$279
Accounts payable to affiliated companies	64	68
Notes payable to affiliated companies	103	169
Taxes accrued	275	247
Interest accrued	30	31
Current maturities of long-term debt	—	50
Asset retirement obligations	13	3
Regulatory liabilities	62	65
Other	82	70
Total current liabilities	977	982
Long-Term Debt	3,168	3,014
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,050	981
Asset retirement obligations	123	108
Regulatory liabilities	739	748
Operating lease liabilities	18	20
Accrued pension and other post-retirement benefit costs	109	113
Other	101	99
Total other noncurrent liabilities	2,140	2,069
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2021 and 2020	762	762
Additional paid-in capital	3,100	2,776
Retained earnings	602	397
Total equity	4,464	3,935
Total Liabilities and Equity	$10,774	$10,025
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$204	$252	$238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	311	283	269
Equity component of AFUDC	(7)	(7)	(13)
Impairment of assets and other charges	25	—	—
Deferred income taxes	42	31	81
Payments for asset retirement obligations	(2)	(2)	(8)
Provision for rate refunds	16	14	7
(Increase) decrease in
Receivables	6	(13)	20
Receivables from affiliated companies	(25)	9	22
Inventory	(6)	25	(9)
Other current assets	(60)	(18)	(5)
Increase (decrease) in
Accounts payable	38	2	(17)
Accounts payable to affiliated companies	(4)	—	(10)
Taxes accrued	26	30	17
Other current liabilities	11	3	1
Other assets	(43)	(32)	(26)
Other liabilities	27	(2)	(41)
Net cash provided by operating activities	559	575	526
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(848)	(834)	(952)
Notes receivable from affiliated companies	(10)	(19)	—
Other	(60)	(48)	(68)
Net cash used in investing activities	(918)	(901)	(1,020)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	150	467	1,003
Payments for the redemption of long-term debt	(50)	—	(551)
Notes payable to affiliated companies	(67)	(144)	38
Capital contribution from parent	325	—	—
Net cash provided by financing activities	358	323	490
Net decrease in cash and cash equivalents	(1)	(3)	(4)
Cash and cash equivalents at beginning of period	14	17	21
Cash and cash equivalents at end of period	$13	$14	$17
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$107	$97	$97
Cash paid for (received from) income taxes	9	—	(37)
Significant non-cash transactions:
Accrued capital expenditures	135	104	109
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Additional	Retained
	Common	Paid-in	Earnings	Total
(in millions)	Stock	Capital	(Deficit)	Equity
Balance at December 31, 2018	$762	$2,776	$(93)	$3,445
Net income	—	—	238	238
Balance at December 31, 2019	$762	$2,776	$145	$3,683
Net income	—	—	252	252
Balance at December 31, 2020	$762	$2,776	$397	$3,935
Net income	—	—	204	204
Contribution from parent	—	325	—	325
Other	—	(1)	1	—
Balance at December 31, 2021	$762	$3,100	$602	$4,464
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Indiana, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, LLC and subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1 and 3 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the Indiana Utility Regulatory Commission (the “Commission”), which has jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2021, the Company has approximately $1.6 billion recorded as regulatory assets.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commission, to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recovery of regulatory assets included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commission, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commission’s treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commission, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission- approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.
Duke Energy Indiana Coal Ash Asset Retirement Obligations – Refer to Notes 1, 4, and 9 to the financial statements.
Critical Audit Matter Description
Duke Energy Indiana has asset retirement obligations associated with coal ash impoundments at operating and retired coal generation facilities. These legal obligations are the result of Indiana state and federal regulations. There is significant judgment in determining the methods to close each site since Duke Energy Indiana does not have approved closure plans for certain sites. Management has applied probability weightings for the cash flows for certain sites based the likelihood of implementing potential closure methods. Probability weightings for the cash flows associated with the different potential closure methods (“probability weightings”) creates estimation uncertainty. The liability for coal ash asset retirement obligations at Duke Energy Indiana was $949 million at December 31, 2021.
We identified the asset retirement obligations associated with coal ash impoundments at Duke Energy Indiana as a critical audit matter because of the significant management estimates and assumptions, including the different potential closure methods and the probability weightings as a result of pending legal challenges. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the probability weightings for the cash flows associated with the different potential closure methods required a high degree of auditor judgment and an increased extent of effort, including the need to involve our environmental specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the probability weightings for the cash flows associated with the different potential closure methods for coal ash asset retirement obligations at Duke Energy Indiana included the following, among others:
•We tested the effectiveness of controls over management’s coal ash asset retirement obligation estimate, including those over management’s determination of the probability weightings.
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
•With the assistance of professionals in our firm with the appropriate expertise, we inspected the Company’s filings with and orders from the Indiana Department of Environmental Management, for evidence that might contradict management’s assertions regarding the probability weightings.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2022
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating Revenues	$3,174	$2,795	$3,004
Operating Expenses
Fuel used in electric generation and purchased power	985	767	935
Operation, maintenance and other	750	762	790
Depreciation and amortization	615	569	525
Property and other taxes	73	81	69
Impairment of assets and other charges	9	—	—
Total operating expenses	2,432	2,179	2,319
Operating Income	742	616	685
Other Income and Expenses, net	42	37	41
Interest Expense	196	161	156
Income Before Income Taxes	588	492	570
Income Tax Expense	107	84	134
Net Income and Comprehensive Income	$481	$408	$436
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$6	$7
Receivables (net of allowance for doubtful accounts of $3 at 2021 and 2020)	100	55
Receivables from affiliated companies	98	112
Notes receivable from affiliated companies	134	—
Inventory	418	473
Regulatory assets	277	125
Other	68	37
Total current assets	1,101	809
Property, Plant and Equipment
Cost	17,343	17,382
Accumulated depreciation and amortization	(5,583)	(5,661)
Net property, plant and equipment	11,760	11,721
Other Noncurrent Assets
Regulatory assets	1,278	1,203
Operating lease right-of-use assets, net	53	55
Other	296	253
Total other noncurrent assets	1,627	1,511
Total Assets	$14,488	$14,041
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$282	$188
Accounts payable to affiliated companies	221	88
Notes payable to affiliated companies	—	131
Taxes accrued	73	62
Interest accrued	49	51
Current maturities of long-term debt	84	70
Asset retirement obligations	110	168
Regulatory liabilities	127	111
Other	105	83
Total current liabilities	1,051	952
Long-Term Debt	4,089	3,871
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,303	1,228
Asset retirement obligations	877	1,008
Regulatory liabilities	1,565	1,627
Operating lease liabilities	50	53
Accrued pension and other post-retirement benefit costs	167	171
Investment tax credits	177	168
Other	44	30
Total other noncurrent liabilities	4,183	4,285
Commitments and Contingencies
Equity
Member's Equity	5,015	4,783
Total Liabilities and Equity	$14,488	$14,041
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$481	$408	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	619	572	531
Equity component of AFUDC	(27)	(23)	(18)
Impairment of assets and other charges	9	—	—
Deferred income taxes	34	29	156
Payments for asset retirement obligations	(67)	(63)	(48)
(Increase) decrease in
Receivables	(33)	8	(8)
Receivables from affiliated companies	—	—	41
Inventory	55	44	(95)
Other current assets	(181)	(3)	76
Increase (decrease) in
Accounts payable	76	(12)	(10)
Accounts payable to affiliated companies	8	1	4
Taxes accrued	12	13	(25)
Other current liabilities	13	6	15
Other assets	20	(68)	(74)
Other liabilities	(15)	26	16
Net cash provided by operating activities	1,004	938	997
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(818)	(888)	(876)
Purchases of debt and equity securities	(142)	(37)	(26)
Proceeds from sales and maturities of debt and equity securities	65	22	20
Notes receivable from affiliated companies	(120)	(33)	—
Other	36	48	(49)
Net cash used in investing activities	(979)	(888)	(931)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	300	544	485
Payments for the redemption of long-term debt	(70)	(513)	(213)
Notes payable to affiliated companies	(131)	101	(137)
Distributions to parent	(125)	(200)	(200)
Net cash used in financing activities	(26)	(68)	(65)
Net (decrease) increase in cash and cash equivalents	(1)	(18)	1
Cash and cash equivalents at beginning of period	7	25	24
Cash and cash equivalents at end of period	$6	$7	$25
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$194	$164	$150
Cash paid for (received from) income taxes	56	36	(6)
Significant non-cash transactions:
Accrued capital expenditures	118	101	102
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Member's
(in millions)	Equity
Balance at December 31, 2018	$4,339
Net income	436
Distributions to parent	(200)
Balance at December 31, 2019	$4,575
Net income	408
Distributions to parent	(200)
Balance at December 31, 2020	$4,783
Net income	481
Distributions to parent	(250)
Other	1
Balance at December 31, 2021	$5,015
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Piedmont Natural Gas Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1 and 3 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission, the Public Service Commission of South Carolina, and the Tennessee Public Utility Commission (collectively the “Commissions”), which have jurisdiction with respect to the gas rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2021, the Company has approximately $456.8 million recorded as regulatory assets.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the significant judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions, to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recovery of regulatory assets included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of recovery in future rates and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commission, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission- approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balance to an independently developed expectation of the corresponding balance.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2022
We have served as the Company's auditor since 1951.

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating Revenues
Regulated natural gas	$1,555	$1,286	$1,369
Nonregulated natural gas and other	14	11	12
Total operating revenues	1,569	1,297	1,381
Operating Expenses
Cost of natural gas	569	386	532
Operation, maintenance and other	327	322	328
Depreciation and amortization	213	180	172
Property and other taxes	55	53	45
Impairment of assets and other charges	10	7	—
Total operating expenses	1,174	948	1,077
Operating Income	395	349	304
Equity in earnings of unconsolidated affiliates	9	9	8
Other income and expense, net	55	51	20
Total other income and expenses	64	60	28
Interest Expense	119	118	87
Income Before Income Taxes	340	291	245
Income Tax Expense	30	18	43
Net Income and Comprehensive Income	$310	$273	$202
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2021	2020
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $15 at 2021 and $12 at 2020)	$318	$250
Receivables from affiliated companies	11	10
Inventory	109	68
Regulatory assets	141	153
Other	9	20
Total current assets	588	501
Property, Plant and Equipment
Cost	9,918	9,134
Accumulated depreciation and amortization	(1,899)	(1,749)
Facilities to be retired, net	11	—
Net property, plant and equipment	8,030	7,385
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	316	302
Operating lease right-of-use assets, net	16	20
Investments in equity method unconsolidated affiliates	95	88
Other	288	270
Total other noncurrent assets	764	729
Total Assets	$9,382	$8,615
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$196	$230
Accounts payable to affiliated companies	40	79
Notes payable to affiliated companies	518	530
Taxes accrued	63	23
Interest accrued	37	34
Current maturities of long-term debt	—	160
Regulatory liabilities	56	88
Other	81	69
Total current liabilities	991	1,213
Long-Term Debt	2,968	2,620
Other Noncurrent Liabilities
Deferred income taxes	815	821
Asset retirement obligations	22	20
Regulatory liabilities	1,058	1,044
Operating lease liabilities	14	19
Accrued pension and other post-retirement benefit costs	7	8
Other	158	155
Total other noncurrent liabilities	2,074	2,067
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2021 and 2020	1,635	1,310
Retained earnings	1,714	1,405
Total equity	3,349	2,715
Total Liabilities and Equity	$9,382	$8,615
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$310	$273	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216	182	174
Equity component of AFUDC	(20)	(19)	—
Impairment of assets and other charges	10	7	—
Deferred income taxes	4	53	136
Equity in (earnings) losses from unconsolidated affiliates	(9)	(9)	(8)
Provision for rate refunds	(4)	(33)	2
(Increase) decrease in
Receivables	(77)	10	28
Receivables from affiliated companies	(1)	—	12
Inventory	(40)	3	(2)
Other current assets	33	(66)	(25)
Increase (decrease) in
Accounts payable	(25)	16	(7)
Accounts payable to affiliated companies	(39)	76	(35)
Taxes accrued	37	3	(60)
Other current liabilities	(26)	(11)	1
Other assets	26	(11)	1
Other liabilities	(4)	7	(10)
Net cash provided by operating activities	391	481	409
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(850)	(901)	(1,053)
Contributions to equity method investments	(9)	—	(16)
Other	(31)	(28)	(14)
Net cash used in investing activities	(890)	(929)	(1,083)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	347	394	596
Payments for the redemption of long-term debt	(160)	—	(350)
Notes payable to affiliated companies	(13)	54	278
Capital contribution from parent	325	—	150
Net cash provided by financing activities	499	448	674
Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$114	$115	$84
Cash received from income taxes	(13)	(36)	(31)
Significant non-cash transactions:
Accrued capital expenditures	97	106	109
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2018	$1,160	$931	$2,091
Net income	—	202	202
Contribution from parent	150	—	150
Balance at December 31, 2019	$1,310	$1,133	$2,443
Net income	—	273	273
Other	—	(1)	(1)
Balance at December 31, 2020	$1,310	$1,405	$2,715
Net income	—	310	310
Contribution from parent	325	—	325
Other	—	(1)	(1)
Balance at December 31, 2021	$1,635	$1,714	$3,349
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Other Current Assets and Liabilities
The following table provides a description of amounts included in Other within Current Assets or Current Liabilities that exceed 5% of total Current Assets or Current Liabilities on the Duke Energy Registrants' Consolidated Balance Sheets at either December 31, 2021, or 2020.

		December 31,
(in millions)	Location	2021	2020
Duke Energy
Accrued compensation	Current Liabilities	$915	$662
Other accrued liabilities	Current Liabilities	649	1,455
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$277	$213
Duke Energy Progress
Customer deposits	Current Liabilities	$144	$144
Other accrued liabilities	Current Liabilities	163	132
Duke Energy Florida
Customer deposits	Current Liabilities	$200	$203
Other accrued liabilities	Current Liabilities	89	81
Duke Energy Ohio
Gas Storage	Current Assets	$25	$21
Collateral liabilities	Current Liabilities	57	41
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the years ended December 31, 2021, 2020 and 2019, the Income (Loss) From Discontinued Operations, net of tax on Duke Energy's Consolidated Statements of Operations is entirely attributable to controlling interest.
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
In 2019, Duke Energy completed a sale of minority interest in a portion of certain renewable assets within the Commercial Renewables Segment for pretax proceeds to Duke Energy of $415 million. The portion of Duke Energy's commercial renewables energy portfolio sold includes 49% of 37 operating wind, solar and battery storage assets and 33% of 11 operating solar assets across the U.S. Duke Energy retained control of these assets, and, therefore, no gain or loss was recognized on the Consolidated Statements of Operations. The difference between the consideration received and the carrying value of the noncontrolling interest claim on net assets was $466 million, net of tax benefit of $8 million, and was recorded to equity.
The following table presents allocated losses to noncontrolling interest for the years ended December 31, 2021, 2020 and 2019.

	December 31,
(in millions)	2021	2020	2019
Noncontrolling Interest Allocation of Income
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	$298	$271	$165
Allocated losses to noncontrolling members based on pro rata shares of ownership	31	24	12
Total Noncontrolling Interest Allocated Losses	$329	$295	$177

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
2021 Sale of Minority Interest in Duke Energy Indiana
On January 28, 2021, Duke Energy executed an agreement providing for an investment by an affiliate of GIC in Duke Energy Indiana in exchange for a 19.9% minority interest issued by Duke Energy Indiana Holdco, LLC, the holding company for Duke Energy Indiana. The transaction will be completed following two closings for an aggregate purchase price of approximately $2 billion. The first closing, which occurred on September 8, 2021, resulted in Duke Energy Indiana Holdco, LLC issuing 11.05% of its membership interests in exchange for approximately $1,025 million or 50% of the purchase price. Duke Energy retained indirect control of these assets, and, therefore, no gain or loss was recognized on the Consolidated Statements of Operations. The difference between the cash consideration received, net of transaction costs of approximately $27 million, and the carrying value of the noncontrolling interest is $545 million and was recorded as an increase to equity. Under the terms of the agreement, Duke Energy has the discretion to determine the timing of the second closing, but it will occur no later than January 2023. At the second closing, Duke Energy will issue and sell additional membership interests such that GIC will own 19.9% of the membership interests for the remaining 50% of the purchase price.
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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents. Duke Energy, Progress Energy and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. Duke Energy Carolinas and Duke Energy Progress have restricted cash balances related to VIEs from storm recovery bonds issued in 2021. See Note 17 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets on the Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included in the Consolidated Balance Sheets.

	December 31, 2021
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$343	$7	$70	$35	$23
Other	170	—	39	—	39
Other Noncurrent Assets
Other	7	1	4	4	—
Total cash, cash equivalents and restricted cash	$520	$8	$113	$39	$62

	December 31, 2020
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$259	$21	$59	$39	$11
Other	194	—	39	—	39
Other Noncurrent Assets
Other	103	—	102	—	—
Total cash, cash equivalents and restricted cash	$556	$21	$200	$39	$50
Inventory
Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Inventory is charged to expense or capitalized to property, plant and equipment when issued, primarily using the average cost method. Excess or obsolete inventory is written down to the lower of cost or net realizable value. Once inventory has been written down, it creates a new cost basis for the inventory that is not subsequently written up. Provisions for inventory write-offs were not material at December 31, 2021, and 2020, respectively. The components of inventory are presented in the tables below.

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,397	$793	$1,067	$729	$338	$80	$311	$14
Coal	486	195	167	94	73	19	105	—
Natural gas, oil and other	316	38	164	98	66	17	2	95
Total inventory	$3,199	$1,026	$1,398	$921	$477	$116	$418	$109

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,312	$785	$999	$673	$325	$78	$307	$12
Coal	561	186	193	131	63	16	165	—
Natural gas, oil and other	294	39	183	107	76	16	1	56
Total inventory	$3,167	$1,010	$1,375	$911	$464	$110	$473	$68

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Property, Plant and Equipment
Property, plant and equipment are stated at the lower of depreciated historical cost net of any disallowances or fair value, if impaired. The Duke Energy Registrants capitalize all construction-related direct labor and material costs, as well as indirect construction costs such as general engineering, taxes and financing costs. See “Allowance for Funds Used During Construction and Interest Capitalized” section below for information on capitalized financing costs. Costs of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, are expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. Depreciation studies are conducted periodically to update composite rates and are approved by state utility commissions and/or the FERC when required. The composite weighted average depreciation rates, excluding nuclear fuel, are included in the table that follows.

	Years Ended December 31,
	2021	2020	2019
Duke Energy	2.9%	3.0%	3.1%
Duke Energy Carolinas	2.7%	2.8%	2.8%
Progress Energy	3.1%	3.2%	3.1%
Duke Energy Progress	3.0%	3.1%	3.1%
Duke Energy Florida	3.3%	3.3%	3.1%
Duke Energy Ohio	2.9%	2.9%	2.6%
Duke Energy Indiana	3.6%	3.5%	3.3%
Piedmont	2.1%	2.3%	2.4%
In general, when the Duke Energy Registrants retire regulated property, plant and equipment, the original cost plus the cost of retirement, less salvage value and any depreciation already recognized, is charged to accumulated depreciation. However, when it becomes probable the asset will be retired substantially in advance of its original expected useful life or is abandoned, the cost of the asset and the corresponding accumulated depreciation is recognized as a separate asset. If the asset is still in operation, the net amount is classified as Facilities to be retired, net on the Consolidated Balance Sheets. If the asset is no longer operating, the net amount is classified in Regulatory assets on the Consolidated Balance Sheets if deemed recoverable (see discussion of long-lived asset impairments above). The carrying value of the asset is based on historical cost if the Duke Energy Registrants are allowed to recover the remaining net book value and a return equal to at least the incremental borrowing rate. If not, an impairment is recognized to the extent the net book value of the asset exceeds the present value of future revenues discounted at the incremental borrowing rate.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The following table presents the outstanding accounts payable balance sold to the financial institution by our suppliers and the supplier invoices sold to the financial institution under the program included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows as of December 31, 2021, and December 31, 2020.

	December 31, 2021					December 30, 2020
			Duke	Duke			Duke
	Duke	Progress	Energy	Energy		Duke	Energy
(in millions)	Energy	Energy	Florida	Ohio	Piedmont	Energy	Ohio	Piedmont
Outstanding Accounts Payable Balance Sold	$19	$9	$9	$6	$4	$15	$1	$14
Suppliers Invoices Settled Through The Program	122	10	10	12	100	45	9	36
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
Preferred Stock
Preferred stock is reviewed to determine the appropriate balance sheet classification and embedded features, such as call options, are evaluated to determine if they should be bifurcated and accounted for separately. Costs directly related to the issuance of preferred stock are recorded as a reduction of the proceeds received. The liability for the dividend is recognized when declared. The accumulated dividends on the cumulative preferred stock is recognized to net income available to Duke Energy Corporation in the EPS calculation. See Note 19 for further information.
Loss Contingencies and Environmental Liabilities
Contingent losses are recorded when it is probable a loss has occurred and the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, the minimum amount in the range is recorded. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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

	Years Ended December 31,
(in millions)	2021	2020	2019
Duke Energy	$420	$415	$421
Duke Energy Carolinas	44	43	39
Progress Energy	250	249	256
Duke Energy Progress	22	26	21
Duke Energy Florida	228	223	235
Duke Energy Ohio	102	96	101
Duke Energy Indiana	23	25	23
Piedmont	1	2	2
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any current legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, if Duke Energy were to defer dividend payments on the preferred stock, the declaration of common stock dividends would be prohibited. See Note 19 for more information. Additionally, as further described in Note 3, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Indiana and Piedmont have restrictions on paying dividends or otherwise advancing funds to Duke Energy due to conditions established by regulators in conjunction with merger transaction approvals. At December 31, 2021, and 2020, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.
New Accounting Standards
The following new accounting standard was adopted by the Duke Energy Registrants in 2021.
Leases with Variable Lease Payments. In July 2021, the FASB issued new accounting guidance requiring lessors to classify a lease with variable lease payments that do not depend on a reference index or rate as an operating lease if both of the following are met: (1) the lease would have to be classified as a sales-type or direct financing lease under prior guidance, and (2) the lessor would have recognized a day-one loss. Duke Energy elected to adopt the guidance immediately upon issuance of the new standard and will be applying the new standard prospectively to new lease arrangements meeting the criteria. Duke Energy did not have any lease arrangements that this new accounting guidance materially impacted.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Duke Energy reviews the credit quality of its counterparties as part of its regular risk management process and requires credit enhancements, such as deposits or letters of credit, as appropriate and as allowed by regulators.
Duke Energy recorded cumulative effects of changes in accounting principles related to the adoption of the new credit loss standard for allowances and credit losses of trade and other receivables, insurance receivables and financial guarantees. These amounts are included in the Consolidated Balance Sheets in Receivables, Receivables of VIEs, Other Noncurrent Assets and Other Noncurrent Liabilities. See Notes 7 and 18 for more information.
Duke Energy recorded an adjustment for the cumulative effect of a change in accounting principle due to the adoption of this standard on January 1, 2020, as shown in the table below:

January 1, 2020
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Piedmont
Total pretax impact to Retained Earnings	$120	$16	$2	$1	$1	$1
The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of December 31, 2021.
Reference Rate Reform. In March 2020, the FASB issued new accounting guidance for reference rate reform. This guidance is elective and provides expedients to facilitate financial reporting for the anticipated transition away from the London Inter-bank Offered Rate (LIBOR) and other interbank reference rates starting in 2021 with all rates expected to be fully phased out in 2023. The optional expedients are effective for modification of existing contracts or new arrangements executed between March 12, 2020, through December 31, 2022.
Duke Energy has variable-rate debt and manages interest rate risk by entering into financial contracts including interest rate swaps that are generally indexed to LIBOR. Impacted financial arrangements extending beyond the phase out of the applicable LIBOR rate may require contractual amendment or termination to fully adapt to a post-LIBOR environment. Duke Energy is assessing these financial arrangements and is evaluating the use of optional expedients outlined in the new accounting guidance. Alternative index provisions are also being assessed and incorporated into new financial arrangements that extend beyond the phase out of the applicable LIBOR rate. The full outcome of the transition away from LIBOR cannot be determined at this time, but is not expected to have a material impact on the financial statements.
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Year Ended December 31, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$22,570	$2,022	$476	$25,068	$29	$—	$25,097
Intersegment Revenues	33	90	—	123	82	(205)	—
Total Revenues	$22,603	$2,112	$476	$25,191	$111	$(205)	$25,097
Interest Expense	$1,432	$142	$72	$1,646	$643	$(9)	$2,280
Depreciation and amortization	4,251	303	225	4,779	237	(26)	4,990
Equity in earnings (losses) of unconsolidated affiliates	7	8	(34)	(19)	47	—	28
Income tax expense (benefit)	494	55	(78)	471	(279)	—	192
Segment income (loss)(a)(b)(c)(d)	3,850	396	201	4,447	(652)	—	3,795
Less noncontrolling interest							329
Add back preferred stock dividend							106
Income from discontinued operations, net of tax							7
Net income							$3,579
Capital investments expenditures and acquisitions	$7,653	$1,271	$543	$9,467	$285	$—	$9,752
Segment assets	143,841	15,179	6,977	165,997	3,590	—	169,587
(a)    Electric Utilities and Infrastructure includes $160 million of expense recorded within Impairment of assets and other charges, $77 million of income within Other Income and expenses, $5 million of expense within Operations, maintenance and other, $13 million of income within regulated operating revenues, $3 million of expense within interest expense and $6 million of expense within Depreciation and amortization on the Duke Energy Carolinas' Consolidated Statement of Operations related to the South Carolina Supreme Court decision on coal ash and insurance proceeds; it also includes $42 million of expense recorded within Impairment of assets and other charges, $34 million of income within Other Income and expenses, $7 million of expense within Operations, maintenance, and other, $15 million of income within Regulated electric operating revenues, $5 million of expense within interest expense and $1 million of expense within Depreciation and amortization on the Duke Energy Progress' Consolidated Statement of Operations. See Notes 3 and 4 for more information.
(b)    Gas Utilities and Infrastructure includes $20 million, recorded within Equity in earnings (losses) of unconsolidated affiliates on the Consolidated Statements of Operations, related to natural gas pipeline investments. See Note 3 for additional information.
(c)    Commercial Renewables includes a $35 million loss related to Texas Storm Uri of which ($8 million) is recorded within Nonregulated electric and other revenues, $2 million within Operations, maintenance and other, $29 million within Equity in earnings (losses) of unconsolidated affiliates and $12 million within Loss Attributable to Noncontrolling Interests on the Consolidated Statements of Operations. See Note 4 for additional information.
(d)    Other includes $133 million recorded within Impairment of assets and other charges, $42 million within Operations, maintenance and other, and $17 million within Depreciation and amortization on the Consolidated Statements of Operations, related to the workplace and workplace realignment. See Note 10 for additional information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2020
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$21,687	$1,653	$502	$23,842	$26	$—	$23,868
Intersegment Revenues	33	95	—	128	71	(199)	—
Total Revenues	$21,720	$1,748	$502	$23,970	$97	$(199)	$23,868
Interest Expense	$1,320	$135	$66	$1,521	$657	$(16)	$2,162
Depreciation and amortization	4,068	258	199	4,525	209	(29)	4,705
Equity in earnings (losses) of unconsolidated affiliates	(1)	(2,017)	—	(2,018)	13	—	(2,005)
Income tax expense (benefit)	340	(349)	(65)	(74)	(162)	—	(236)
Segment income (loss)(a)(b)(c)	2,669	(1,266)	286	1,689	(426)	—	1,263
Less noncontrolling interest							295
Add back preferred stock dividend							107
Income from discontinued operations, net of tax							7
Net income							$1,082
Capital investments expenditures and acquisitions	$7,629	$1,309	$1,219	$10,157	$264	$—	$10,421
Segment assets	138,225	13,849	6,716	158,790	3,598	—	162,388
(a)    Electric Utilities and Infrastructure includes $948 million of Impairment of assets and other charges and a reversal of $152 million included in Regulated electric operating revenue related to the CCR Settlement Agreement filed with the NCUC. Additionally, Electric Utilities and Infrastructure includes $19 million of Impairment of assets and other charges related to the Clemson University Combined Heat and Power Plant, $5 million of Impairment charges related to the natural gas pipeline assets and $16 million of shareholder contributions within Operations, maintenance and other related to Duke Energy Carolinas' and Duke Energy Progress' 2019 North Carolina rate cases. See Note 3 for additional information.
(b)    Gas Utilities and Infrastructure includes $2.1 billion recorded within Equity in (losses) earnings of unconsolidated affiliates and $7 million of Impairment of assets and other charges related to natural gas pipeline investments. See Notes 3 and 12 for additional information.
(c)    Other includes a $98 million reversal of 2018 severance costs due to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case. See Note 20 for additional information.

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
Geographical Information
Substantially all assets and revenues from continuing operations are within the U.S.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Major Customers
For the year ended December 31, 2021, revenues from one customer of Duke Energy Progress are $586 million. Duke Energy Progress has one reportable segment, Electric Utilities and Infrastructure. No other Subsidiary Registrant has an individual customer representing more than 10% of its revenues.
Products and Services
The following table summarizes revenues of the reportable segments by type.

	Retail	Wholesale	Retail		Total
(in millions)	Electric	Electric	Natural Gas	Other	Revenues
2021
Electric Utilities and Infrastructure	$19,410	$2,216	$—	$977	$22,603
Gas Utilities and Infrastructure	—	—	2,025	87	2,112
Commercial Renewables	—	411	—	65	476
Total Reportable Segments	$19,410	$2,627	$2,025	$1,129	$25,191
2020
Electric Utilities and Infrastructure	$18,898	$1,878	$—	$944	$21,720
Gas Utilities and Infrastructure	—	—	1,691	57	1,748
Commercial Renewables	—	434	—	68	502
Total Reportable Segments	$18,898	$2,312	$1,691	$1,069	$23,970
2019
Electric Utilities and Infrastructure	$19,745	$2,231	$—	$855	$22,831
Gas Utilities and Infrastructure	—	—	1,782	84	1,866
Commercial Renewables	—	389	—	98	487
Total Reportable Segments	$19,745	$2,620	$1,782	$1,037	$25,184
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
All Duke Energy Ohio assets and revenues from continuing operations are within the U.S.

	Year Ended December 31, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,493	$544	$2,037	$—	$—	$2,037
Interest expense	$87	$24	$111	$—	$—	$111
Depreciation and amortization	217	90	307	—	—	307
Income tax expense (benefit)	15	19	34	(4)	—	30
Segment income (loss)/Net income	141	78	219	(15)	—	204
Capital expenditures	$486	$362	$848	$—	$—	$848
Segment assets	6,882	3,892	10,774	29	(29)	10,774

	Year Ended December 31, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,405	$453	$1,858	$—	$—	$1,858
Interest expense	$85	$17	$102	$—	$—	$102
Depreciation and amortization	200	78	278	—	—	278
Income tax expense (benefit)	19	26	45	(2)	—	43
Segment income (loss)/Net Income	162	96	258	(6)	—	252
Capital expenditures	$548	$286	$834	$—	$—	$834
Segment assets	6,615	3,380	9,995	32	(2)	10,025

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2019
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,456	$484	$1,940	$—	$—	$1,940
Interest expense	$80	$29	$109	$—	$—	$109
Depreciation and amortization	182	83	265	—	—	265
Income tax expense (benefit)	20	21	41	(1)	—	40
Segment income (loss)	159	85	244	(5)	—	239
Loss from discontinued operations, net of tax						(1)
Net income						$238
Capital expenditures	$680	$272	$952	$—	$—	$952
Segment assets	6,188	3,116	9,304	34	—	9,338
3. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
The Duke Energy Registrants record regulatory assets and liabilities that result from the ratemaking process. See Note 1 for further information.

FINANCIAL STATEMENTS	REGULATORY MATTERS
The following tables present the regulatory assets and liabilities recorded on the Consolidated Balance Sheets of Duke Energy and Progress Energy. See separate tables below for balances by individual registrant.

	Duke Energy		Progress Energy
	December 31,		December 31,
(in millions)	2021	2020	2021	2020
Regulatory Assets
AROs – coal ash	$3,408	$3,408	$1,399	$1,357
AROs – nuclear and other	684	754	620	685
Accrued pension and OPEB	2,017	2,317	725	875
Deferred fuel and purchased power	1,253	213	718	162
Storm cost securitized balance, net	991	—	759	—
Nuclear asset securitized balance, net	937	991	937	991
Debt fair value adjustment	884	950	—	—
Retired generation facilities	357	417	265	363
Post-in-service carrying costs (PISCC) and deferred operating expenses	356	397	47	51
Hedge costs deferrals	348	351	137	148
Deferred asset – Lee and Harris COLA	317	356	21	32
Advanced metering infrastructure (AMI)	311	311	130	102
Customer connect project	242	136	124	55
Demand side management (DSM)/Energy efficiency (EE)	235	242	230	241
Vacation accrual	221	221	42	42
Storm cost deferrals	213	1,102	189	893
NCEMPA deferrals	165	124	165	124
CEP deferral	161	117	—	—
Derivatives – natural gas supply contracts	139	122	—	—
COR settlement	123	128	32	33
Nuclear deferral	120	123	42	35
Deferred pipeline integrity costs	108	92	—	—
Costs of removal regulatory asset	107	—	107	—
Manufactured gas plant (MGP)	104	104	—	—
Qualifying facility contract buyouts	94	107	94	107
ABSAT, coal ash basin closure	90	98	23	27
Incremental COVID-19 expenses	87	76	28	23
Amounts due from customers	85	110	—	—
Deferred severance charges	54	86	18	29
Other	426	609	87	158
Total regulatory assets	14,637	14,062	6,939	6,533
Less: current portion	2,150	1,641	1,030	758
Total noncurrent regulatory assets	$12,487	$12,421	$5,909	$5,775
Regulatory Liabilities
Net regulatory liability related to income taxes	$7,199	$7,368	$2,394	$2,411
Costs of removal	6,150	5,883	2,955	2,666
AROs – nuclear and other	2,053	1,512	—	—
Provision for rate refunds	274	344	87	123
Hedge cost deferrals	271	24	117	8
Accrued pension and OPEB	213	177	—	—
Other	1,203	1,098	491	483
Total regulatory liabilities	17,363	16,406	6,044	5,691
Less: current portion	1,211	1,377	478	640
Total noncurrent regulatory liabilities	$16,152	$15,029	$5,566	$5,051
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Storm cost securitized balance, net. Represents the North Carolina portion of storm restoration expenditures related to Hurricane Florence, Hurricane Michael, Hurricane Dorian and Winter Storm Diego (2018 and 2019 events).
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
Customer connect project. Represents incremental operating expenses and carrying costs on deferred amounts related to the deployment of the new customer information system.
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
Derivatives – natural gas supply contracts. Represents costs for certain long-dated, fixed quantity forward natural gas supply contracts, which are recoverable through PGA clauses.
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
Deferred pipeline integrity costs. Represents pipeline integrity management costs in compliance with federal regulations.
Costs of removal regulatory asset. Represents the excess of spend over funds received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites as property is retired, net of certain deferred gains on NDTF investments.
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
Deferred severance charges. Represents costs incurred for employees separation from Duke Energy.
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
Provision for rate refunds. Represents estimated amounts due to customers based on recording interim rates subject to refund.
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
Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2021.
Duke Energy Indiana has certain dividend restrictions as a result of the minority interest investment agreement entered in January 2021 with GIC. Duke Energy Indiana will declare dividends before the second closing, which is required to be completed no later than January 2023, in accordance with the agreement. See additional information in Note 1.
Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.
The restrictions discussed below were not a material amount of Duke Energy's and Progress Energy's net assets at December 31, 2021.
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
As a result of the CCR Settlement Agreement, Duke Energy Carolinas and Duke Energy Progress recorded a pretax charge of approximately $454 million and $494 million, respectively, in the fourth quarter of 2020 to Impairment of assets and other charges and a reversal of approximately $50 million and $102 million, respectively, to Regulated electric operating revenues on the respective Consolidated Statements of Operations.
The Coal Ash Settlement was approved without modification in the NCUC Orders in the 2019 rate cases on March 31, 2021, and April 16, 2021, for Duke Energy Carolinas and Duke Energy Progress, respectively. The NCUC issued an Order on Remand Accepting CCR Settlement and Affirming Previous Orders Settling Rates and Imposing Penalties in the 2017 rate cases on June 25, 2021.
Carbon Plan
The NCUC is required by North Carolina House Bill 951 (HB 951) to adopt an initial Carbon Plan on or before December 31, 2022. The NCUC has directed Duke Energy Carolinas and Duke Energy Progress to file a proposed Carbon Plan on or before May 16, 2022. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Performance-Based Regulation Rules
On February 10, 2022, the NCUC adopted rules to govern the application and review process for the Performance-Based Regulation (PBR) authorized under HB 951. The PBR rules are constructive and consistent with the policy objectives of HB 951.
2020 North Carolina Storm Securitization Filings
On October 26, 2020, Duke Energy Carolinas and Duke Energy Progress filed a joint petition with the NCUC, as agreed to in partial settlements reached in the 2019 North Carolina Rate Cases for Duke Energy Carolinas and Duke Energy Progress, seeking authorization for the financing of the costs of each utility's storm recovery activities required as a result of Hurricane Florence, Hurricane Michael, Hurricane Dorian and Winter Storm Diego. Specifically, Duke Energy Carolinas and Duke Energy Progress requested that the NCUC find that their storm recovery costs and related financing costs are appropriately financed by debt secured by storm recovery property, and that the commission issue financing orders by which each utility may accomplish such financing using a securitization structure. On January 27, 2021, Duke Energy Carolinas, Duke Energy Progress and the Public Staff filed an Agreement and Stipulation of Partial Settlement, subject to review and approval of the NCUC, resolving certain accounting issues, including agreement to support an 18- to 20-year bond period. In the NCUC Orders in the 2019 rate cases issued on March 31, 2021, and April 16, 2021, for Duke Energy Carolinas and Duke Energy Progress, respectively, the reasonableness and prudence of the deferred storm costs was approved. On May 20, 2021, the NCUC issued financing orders authorizing the companies to issue storm recovery bonds, subject to the terms of the financing orders, and approving the Agreement and Stipulation of Partial Settlement in its entirety. The storm recovery bonds were issued by Duke Energy Carolinas and Duke Energy Progress on November 24, 2021.

FINANCIAL STATEMENTS	REGULATORY MATTERS
COVID-19 Filings
North Carolina
Duke Energy Carolinas and Duke Energy Progress filed a joint petition on August 7, 2020, with the NCUC for deferral treatment of incremental costs and the cost of waived customer fees due to the COVID-19 pandemic. On December 29, 2021, the NCUC approved Duke Energy Carolinas' and Duke Energy Progress' joint petition to defer estimated incremental pandemic-related costs, without prejudice, to the NCUC's future determination of the appropriate ratemaking treatment ultimately to be accorded such costs in future rate case proceedings.
Duke Energy Carolinas
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Carolinas' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2021	2020	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,227	$1,414	(h)	(b)
Accrued pension and OPEB(c)	365	427	Yes	(i)
Deferred fuel and purchased power	339	42	(e)	2023
Storm cost securitized balance, net	232	—		2041
Retired generation facilities(c)	54	11	Yes	2023
PISCC(c)	31	32	Yes	(b)
Hedge costs deferrals(c)	171	174	Yes	(b)
Deferred asset – Lee COLA	296	324		(b)
AMI	140	154	Yes	(b)
Customer connect project	66	50	Yes	(b)
Vacation accrual	83	84		2022
Storm cost deferrals	22	205	Yes	(b)
COR settlement	91	95	Yes	(b)
Nuclear deferral	78	88		2023
ABSAT, coal ash basin closure	67	71	Yes	(b)
Incremental COVID-19 expenses	51	31	Yes	(b)
Deferred severance charges	36	57		2023
Other	130	210		(b)
Total regulatory assets	3,479	3,469
Less: current portion	544	473
Total noncurrent regulatory assets	$2,935	$2,996
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(d)	$2,785	$2,874		(b)
Costs of removal(c)	2,009	1,975	Yes	(f)
AROs – nuclear and other	2,053	1,512		(b)
Provision for rate refunds(c)	124	170	Yes
Hedge cost deferrals	154	16		(b)
Accrued pension and OPEB(c)	44	32	Yes	(i)
Other	516	429		(b)
Total regulatory liabilities	7,685	7,008
Less: current portion	487	473
Total noncurrent regulatory liabilities	$7,198	$6,535
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
•Approval of recovery of $96 million of coal ash costs over a five-year period with a return at Duke Energy Carolinas' WACC;

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
•Disallow recovery of certain coal ash insurance litigation expenses;
•Disallow a return on certain deferred expenses; and
•Allow recovery of Lee Nuclear Project preconstruction costs.
The Supreme Court of South Carolinas' decision notes the prior determination made by the PSCSC that Duke Energy could submit coal ash costs for recovery that were not initially approved in the rate case order if such costs can be attributed to the CCR rules. As a result of the court's opinion, Duke Energy Carolinas recognized a pretax charge of approximately $160 million to Impairment of assets and other charges, and a $31 million increase in Other income and expenses, net in the Consolidated Statements of Operations for the year ended December 31, 2021, principally related to coal ash remediation at retired coal ash basin sites. On November 29, 2021, Duke Energy Carolinas filed a petition for rehearing on several grounds, including the Supreme Court of South Carolinas’ decision on coal ash cost recovery and certain deferred expenses. On February 1, 2022, the Supreme Court of South Carolina denied the petition for rehearing.
Oconee Nuclear Station Subsequent License Renewal
On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal application for the Oconee Nuclear Station (ONS) with the U.S. Nuclear Regulatory Commission (NRC) to renew ONS’s operating license for an additional 20 years. The subsequent license renewal would extend operations of the facility from 60 to 80 years. The current license for units 1 and 2 expire in 2033 and the license for unit 3 expires in 2034. By a Federal Register Notice dated July 28, 2021, the NRC provided a 60-day comment period for persons whose interest may be affected by the issuance of a subsequent renewed license for ONS to file a request for a hearing and a petition for leave to intervene. On September 27, 2021, Beyond Nuclear and Sierra Club (Petitioners) filed a Hearing Request and Petition to Intervene (Hearing Request) and a Petition for Waiver. The Hearing Request proposed three contentions purporting to challenge Duke Energy Carolinas’ environmental report (ER). In general, the proposed contentions claimed that the ER did not consider certain information regarding the environmental aspects of severe accidents caused by a hypothetical failure of the Jocassee Dam, and therefore did not satisfy the National Environmental Policy Act (NEPA) of 1969, as amended, or the NRC’s NEPA-implementing regulations. Duke Energy Carolinas filed its answer to the proposed contentions on October 22, 2021, and the Petitioners filed their reply to Duke Energy Carolinas’ answer on November 5, 2021. On February 11, 2022, the Atomic Safety and Licensing Board (ASLB) issued its decision on the Hearing Request and found that the Petitioners failed to establish that the proposed contentions are litigable. The ASLB also denied the Petitioners' Petition for Waiver and terminated the proceeding.
Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. New depreciation rates were implemented for all of the nuclear facilities during the second quarter of 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Progress
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Progress' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2021	2020	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,389	$1,347	(h)	(b)
AROs – nuclear and other	613	683		(c)
Accrued pension and OPEB	351	393		(k)
Deferred fuel and purchased power	303	158	(f)	2023
Storm cost securitized balance, net	759	—		2041
Retired generation facilities	171	189	Yes	(b)
PISCC and deferred operating expenses	47	51	Yes	2054
Hedge costs deferrals	60	89		(b)
Deferred asset – Harris COLA	21	32		(b)
AMI	92	57	Yes	(b)
Customer connect project	57	25	Yes	(b)
DSM/EE(e)	218	224	(i)	(i)
Vacation accrual	42	42		2022
Storm cost deferrals(d)	170	785	Yes	(b)
NCEMPA deferrals	165	124	(g)	2042
COR settlement	32	33	Yes	(b)
Nuclear deferral	42	35		2023
ABSAT, coal ash basin closure	23	27	Yes	(b)
Incremental COVID-19 expenses	28	23	Yes	(b)
Deferred severance charges	18	29		2023
Other	50	122		(b)
Total regulatory assets	4,651	4,468
Less: current portion	533	492
Total noncurrent regulatory assets	$4,118	$3,976
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(l)	$1,695	$1,662		(b)
Costs of removal	2,955	2,666	Yes	(j)
Provision for rate refunds	87	123	Yes
Hedge cost deferrals	117	8		(b)
Other	395	465		(b)
Total regulatory liabilities	5,249	4,924
Less: current portion	381	530
Total noncurrent regulatory liabilities	$4,868	$4,394
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
As a result of the order, revised customer rates were effective June 1, 2019. On May 31, 2019, Duke Energy Progress filed a Petition for Rehearing or Reconsideration of that order contending substantial rights of Duke Energy Progress were prejudiced by unlawful, arbitrary and capricious rulings by the PSCSC on certain issues presented in the proceeding. On June 19, 2019, the PSCSC issued a directive denying Duke Energy Progress' request to rehear or reconsider the commission's rulings on certain issues presented in the proceeding including coal ash remediation and disposal costs, ROE and the recovery of a return on deferred operation and maintenance expenses, but allowing additional litigation-related costs. As a result of the directive allowing litigation-related costs, customer rates were revised effective July 1, 2019. An order detailing the commission's decision in the directive was issued on October 18, 2019. In November 2019, Duke Energy Progress appealed the decision to the Supreme Court of South Carolina.
On October 27, 2021, the Supreme Court of South Carolina affirmed the PSCSC's May 2019 order to:
•Disallow cost recovery on certain CCR compliance costs the PSCSC deemed to be incremental to the federal CCR rules;
•Disallow recovery of certain coal ash insurance litigation expenses; and
•Disallow a return on certain deferred expenses.
The Supreme Court of South Carolinas' decision notes the prior determination made by the PSCSC that Duke Energy could submit coal ash costs for recovery that were not initially approved in the rate case order if such costs can be attributed to the CCR rules. As a result of the court's opinion, Duke Energy Progress recognized a pretax charge of approximately $42 million to Impairment of assets and other charges, and a $6 million increase in Other income and expenses, net, in the Consolidated Statements of Operations for the year ended December 31, 2021, principally related to coal ash remediation at retired coal ash basin sites. On November 29, 2021, Duke Energy Progress filed a petition for rehearing on several grounds, including the Supreme Court of South Carolinas’ decision on coal ash cost recovery and certain deferred expenses. On February 1, 2022, the Supreme Court of South Carolina denied the petition for rehearing.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Florida
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2021	2020	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$10	$10		(b)
AROs – nuclear and other	7	2		(b)
Accrued pension and OPEB(c)	374	482	Yes	(g)
Deferred fuel and purchased power	415	4	(f)	2022
Nuclear asset securitized balance, net	937	991		2036
Retired generation facilities(c)	94	174	Yes	2044
Hedge costs deferrals(c)	77	59	Yes	2038
AMI(c)	38	45	Yes	2032
Customer connect project	67	30		2037
DSM/EE(c)	12	17	Yes	2025
Storm cost deferrals(c)	19	108	(e)	(b)
Costs of removal regulatory asset(c)	107	—	(d)	(b)
Qualifying facility contract buyouts(c)	94	107	Yes	2034
Other	37	35	(d)	(b)
Total regulatory assets	2,288	2,064
Less: current portion	497	265
Total noncurrent regulatory assets	$1,791	$1,799
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(c)	$699	$749		(b)
Other	97	19	(d)	(b)
Total regulatory liabilities	796	768
Less: current portion	98	110
Total noncurrent regulatory liabilities	$698	$658
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. Duke Energy Florida will also be able to retain the retail portion of the DOE award of approximately $173 million for spent nuclear fuel, which is expected to be received in 2022, in order to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida will be able to recognize the $173 million into earnings from 2022 through 2024.
In addition to these terms, the 2021 Settlement contained provisions related to the accelerated depreciation of Crystal River Units 4-5, the approval of approximately $1 billion in future investments in new cost-effective solar power, the implementation of a new Electric Vehicle Charging Station Program and the deferral and recovery of costs in connection with the implementation of Duke Energy Florida’s Vision Florida program, which explores various emerging non-carbon emitting generation technology, distributed technologies and resiliency projects, among other things. The 2021 Settlement also resolved remaining unrecovered storm costs for Hurricane Michael and Hurricane Dorian.
The FPSC approved the 2021 Settlement on May 4, 2021, issuing an order on June 4, 2021. Revised customer rates became effective January 1, 2022, with subsequent base rate increases effective January 1, 2023, and January 1, 2024.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Storm Restoration Cost Recovery
Duke Energy Florida filed a petition with the FPSC on April 30, 2019, to recover $223 million of estimated retail incremental storm restoration costs for Hurricane Michael, consistent with the provisions in the 2017 Settlement, and the FPSC approved the petition on June 11, 2019. The FPSC also approved allowing Duke Energy Florida to use the tax savings resulting from the Tax Act to recover these storm costs in lieu of implementing a storm surcharge. Approved storm costs were fully recovered by year-end 2021. On November 22, 2019, Duke Energy Florida filed a petition for approval of actual retail recoverable storm restoration costs related to Hurricane Michael in the amount of $191 million plus interest. On May 19, 2020, Duke Energy Florida filed a supplemental true up reducing the actual retail recoverable storm restoration costs related to Hurricane Michael by approximately $3 million, resulting in a total request to recover $188 million actual retail recoverable storm restoration costs, plus interest. Approximately $80 million of these costs are included in Regulatory assets within Current Assets and Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2020.
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
Clean Energy Connection
On July 1, 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program. The program consists of 10 new solar generating facilities with combined capacity of approximately 750 MW. The program allows participants to support cost-effective solar development in Florida by paying a subscription fee based on per kilowatt-subscriptions and receiving a credit on their bill based on the actual generation associated with their portion of the solar portfolio. The estimated cost of the 10 new solar generation facilities is approximately $1 billion over the next three years, and this investment will be included in base rates offset by the revenue from the subscription fees. The credits will be included for recovery in the fuel cost recovery clause. The FPSC approved the program in January 2021.
On February 24, 2021, the League of United Latin American Citizens (LULAC) filed a notice of appeal of the FPSC’s order approving the Clean Energy Connection to the Supreme Court of Florida. LULAC's initial brief was filed on May 26, 2021, and Appellees' response briefs were filed on July 26, 2021. LULAC's reply brief was filed on September 24, 2021, and its request for oral argument was filed on September 28, 2021. The Supreme Court of Florida heard the oral argument on February 9, 2022. The FPSC approval order remains in effect pending the outcome of the appeal. Duke Energy Florida cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Ohio's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2021	2020	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$33	$22	Yes	(b)
Accrued pension and OPEB	133	149		(g)
Deferred fuel and purchased power	38	—		2022
PISCC and deferred operating expenses(c)	16	16	Yes	2083
Hedge costs deferrals	5	7		(b)
AMI	24	36		(b)
Customer connect project	41	26		(b)
DSM/EE	5	1	(f)	(e)
Vacation accrual	6	6		2022
Storm cost deferrals	2	4		2023
CEP deferral	161	117	Yes	(b)
Deferred pipeline integrity costs	24	21	Yes	(b)
MGP	104	104		(b)
Other	115	140		(b)
Total regulatory assets	707	649
Less: current portion	72	39
Total noncurrent regulatory assets	$635	$610
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$602	$628		(b)
Costs of removal	39	68		(d)
Provision for rate refunds	61	45		(b)
Accrued pension and OPEB	21	17		(g)
Other	78	55		(b)
Total regulatory liabilities	801	813
Less: current portion	62	65
Total noncurrent regulatory liabilities	$739	$748
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
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million and an ROE of 10.3%. This is an approximate 3.3% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last electric distribution base rate case in 2017. Duke Energy Ohio is also seeking to adjust the caps on its Distribution Capital Investment (DCI) Rider. Duke Energy Ohio anticipates the PUCO will rule on the request by the summer of 2022. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Ohio House Bill 6 and House Bill 128
On July 23, 2019, House Bill 6 was signed into law and became effective January 1, 2020. Among other things, the bill allowed for funding through a rider mechanism referred to as the Clean Air Fund (CAF) Rider, of two nuclear generating facilities located in Northern Ohio owned by Energy Harbor (f/k/a FirstEnergy Solutions) and certain renewable resources, repeal of energy efficiency mandates and recovery of prudently incurred costs, net of any revenues, for Ohio investor-owned utilities that are participants under the OVEC power agreement. The OVEC recovery is through a non-bypassable rider that replaced any existing recovery mechanism approved by the PUCO and will remain in place through 2030. As such, Duke Energy Ohio created the Legacy Generation Rider that replaced the Price Stabilization Rider effective January 1, 2020. The amounts recoverable from customers are subject to an annual cap, with incremental costs that exceed such cap eligible for deferral and recovery, subject to review. See Note 17 for additional discussion of Duke Energy Ohio's ownership interest in OVEC. House Bill 128 (HB 128) was signed into law on March 31, 2021, and became effective June 30, 2021. The bill removes nuclear plant funding included in HB 6, eliminates the CAF Rider and establishes the Solar Generation Fund Rider to recover the renewable investments originally included in HB 6. HB 128 does not impact OVEC cost recovery or any transmission or distribution rider.
Energy Efficiency Cost Recovery
In response to changes in Ohio law that eliminated Ohio's energy efficiency mandates, the PUCO issued an order on February 26, 2020, directing utilities to wind down their demand-side management programs by September 30, 2020, and to terminate the programs by December 31, 2020. Duke Energy Ohio took the following actions:
•On March 27, 2020, Duke Energy Ohio filed an application for rehearing seeking clarification on the final true up and reconciliation process after 2020. On November 18, 2020, the PUCO issued an order replacing the cost cap previously imposed upon Duke Energy Ohio with a cap on shared savings recovery. On December 18, 2020, Duke Energy Ohio filed an additional application for rehearing challenging, among other things, the imposition of the cap on shared savings. On January 13, 2021, the application for rehearing was granted for further consideration.
•On October 9, 2020, Duke Energy Ohio filed an application to implement a voluntary energy efficiency program portfolio to commence on January 1, 2021. The application proposed a mechanism for recovery of program costs and a benefit associated with avoided transmission and distribution costs. The application remains under review.
•On November 18, 2020, the PUCO issued an order directing all utilities to set their energy efficiency riders to zero effective January 1, 2021, and to file a separate application for final reconciliation of all energy efficiency costs prior to December 31, 2020.
•Effective January 1, 2021, Duke Energy Ohio suspended its energy efficiency programs.
•On June 14, 2021, the PUCO issued an entry for each utility to file by July 15, 2021, a proposal to reestablish low-income programs through December 31, 2021. Duke Energy Oho filed its application on July 14, 2021.
Duke Energy Ohio cannot predict the outcome of this matter.
Natural Gas Pipeline Extension
Duke Energy Ohio is installing a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Duke Energy Ohio currently estimates the pipeline development costs and construction activities will range from $185 million to $195 million in direct costs (excluding overheads and AFUDC) and that construction of the pipeline extension will be completed in February 2022. An evidentiary hearing on Duke Energy Ohio's application for a Certificate of Environmental Compatibility and Public Need concluded on April 11, 2019. On November 21, 2019, the Ohio Power Siting Board (OPSB) approved Duke Energy Ohio's application subject to 41 conditions on construction. Applications for rehearing were filed by several stakeholders on December 23, 2019, arguing that the OPSB approval was incorrect. On February 20, 2020, the OPSB denied the rehearing requests. On April 15, 2020, those stakeholders filed a notice of appeal at the Supreme Court of Ohio of the OPSB’s decision approving Duke Energy Ohio’s Central Corridor Project application. The Supreme Court of Ohio affirmed the OPSB order on September 22, 2021.
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
MGP Cost Recovery
In an order issued in 2013, the PUCO approved Duke Energy Ohio's deferral and recovery of costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio has collected approximately $55 million in environmental remediation costs incurred between 2008 through 2012 through Rider MGP, which is currently suspended. Duke Energy Ohio has made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas base rate case. To date, the PUCO has not ruled on Duke Energy Ohio’s annual applications for the calendar years 2013 through 2019. On September 28, 2018, the Staff of the PUCO (Staff) issued a report recommending a disallowance of approximately $12 million of the $26 million in MGP remediation costs incurred between 2013 through 2017 that the Staff believes are not eligible for recovery. The Staff interprets the PUCO’s 2013 order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. On October 30, 2018, Duke Energy Ohio filed reply comments objecting to the Staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. On March 29, 2019, Duke Energy Ohio filed its annual application to recover incremental remediation expense for the calendar year 2018 seeking recovery of approximately $20 million in remediation costs. On July 12, 2019, the Staff recommended a disallowance of approximately $11 million for work that the Staff believes occurred in areas not authorized for recovery. Additionally, the Staff recommended that any discussion pertaining to Duke Energy Ohio's recovery of ongoing MGP costs should be directly tied to or netted against insurance proceeds collected by Duke Energy Ohio. An evidentiary hearing concluded on November 21, 2019. Initial briefs were filed on January 17, 2020, and reply briefs were filed on February 14, 2020.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On March 31, 2020, Duke Energy Ohio filed its annual application to recover incremental MGP remediation expense seeking recovery of approximately $39 million in remediation costs incurred during 2019. On July 23, 2020, the Staff recommended a disallowance of approximately $4 million for work the Staff believes occurred in areas not authorized for recovery. Additionally, the Staff recommended insurance proceeds, net of litigation costs and attorney fees, should be paid to customers and not be held by Duke Energy Ohio until all investigation and remediation is complete. Duke Energy Ohio filed comments in response to the Staff's report on August 21, 2020, and intervenor comments were filed on November 9, 2020.
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
A Stipulation and Recommendation was filed jointly by Duke Energy Ohio, the Staff, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021, which is subject to review and approval by the PUCO. If approved, the Stipulation and Recommendation would, among other things, resolve all open issues regarding MGP remediation costs incurred between 2013 and 2019, Duke Energy Ohio’s request for additional deferral authority beyond 2019 and the pending issues related to the Tax Act as it relates to Duke Energy Ohio’s natural gas operations. These impacts are not expected to have a material impact on Duke Energy Ohio's financial statements. The Stipulation and Recommendation further acknowledges Duke Energy Ohio’s ability to file a request for additional deferral authority in the future related to environmental remediation of any MGP impacts in the Ohio River if necessary, subject to specific conditions. On October 15, 2021, the PUCO granted motions to intervene filed in September 2021 by Interstate Gas Supply, Inc. and Retail Energy Supply Association on a limited basis. An evidentiary hearing was held on November 18, 2021, and briefing was concluded on December 23, 2021. Duke Energy Ohio cannot predict the outcome of this matter.
Tax Act – Ohio
On December 21, 2018, Duke Energy Ohio filed an application to change its base rate tariffs and establish a new rider to implement the benefits of the Tax Act for natural gas customers. Duke Energy Ohio requested commission approval to implement the tariff changes and rider effective April 1, 2019. The new rider will flow through to customers the benefit of the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules will be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. The PUCO established a procedural schedule and testimony was filed on July 31, 2019. An evidentiary hearing occurred on August 7, 2019. Initial briefs were filed on September 11, 2019. Reply briefs were filed on September 25, 2019. The Stipulation and Recommendation filed on August 31, 2021, disclosed in the MGP Cost Recovery matter above, also resolves the outstanding issues in this proceeding. On October 15, 2021, the PUCO granted motions to intervene filed in September 2021 by Interstate Gas Supply, Inc. and Retail Energy Supply Association on a limited basis. An evidentiary hearing was held on November 18, 2021, and briefing was concluded on December 23, 2021. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Natural Gas Base Rate Case
On June 1, 2021, Duke Energy Kentucky filed an application with the KPSC requesting an increase in natural gas base rates of approximately $15 million, an approximate 13% average increase across all customer classes. The drivers for this case are capital invested since Duke Energy Kentucky's last natural gas base rate case in 2018. Duke Energy Kentucky also sought implementation of a rider in order to recover from or pay to customers the financial impact of governmental directives and mandates, including changes in federal or state tax rates and regulations issued by the Pipeline and Hazardous Materials Safety Administration (PHMSA). On October 8, 2021, Duke Energy Kentucky filed a Stipulation and Recommendation jointly with the Kentucky Attorney General, subject to review and approval by the KPSC, which if approved, would resolve the case. The Stipulation and Recommendation included a $9 million increase in base revenues, an ROE of 9.375% for natural gas base rates and 9.3% for natural gas riders, a rider for PHMSA-required capital investments with an annual 5% rate increase cap and a four-year natural gas base rate case stay out. The evidentiary hearing was held on October 18, 2021. On December 28, 2021, the KPSC approved the Stipulation and Recommendation with minor modifications, authorizing a $9 million increase. Rates were effective January 4, 2022.
Midwest Propane Caverns
Duke Energy Ohio uses propane stored in caverns to meet peak demand during winter. Once the Central Corridor Project is complete, the propane peaking facilities will no longer be necessary and will be retired. On October 7, 2021, Duke Energy Ohio requested deferral treatment of the property, plant and equipment as well as costs related to propane inventory and decommissioning costs. On January 6, 2022, the Staff issued a report recommending deferral authority for costs related to propane inventory and decommissioning but not for the net book value of the remaining assets. As a result of the Staff's report, Duke Energy Ohio recorded a $19 million charge to Impairment of assets and other charges on the Consolidated Statements of Operations and Comprehensive Income in the fourth quarter of 2021. There is approximately $6 million and $27 million in Net, property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2021, and December 31, 2020, respectively, related to the propane caverns. The PUCO established a procedural schedule for the submission of comments by March 7, 2022. Duke Energy Ohio cannot predict the outcome of this matter.
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
The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded liability for its exit obligation and share of MTEP costs recorded in Other within Current Liabilities and Other Noncurrent Liabilities on the Consolidated Balance Sheets. The retail portions of MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of December 31, 2021, and 2020, $33 million and $37 million, respectively, are recorded in Regulatory assets on Duke Energy Ohio's Consolidated Balance Sheets.

		Provisions/	Cash
(in millions)	December 31, 2020	Adjustments	Reductions	December 31, 2021
Duke Energy Ohio	$50	$—	$(4)	$46
Duke Energy Indiana
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Indiana's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2021	2020	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$749	$615	Yes	(b)
Accrued pension and OPEB	222	245		(e)
Deferred fuel and purchased power	158	9		2022
Retired generation facilities(c)	38	43	Yes	2030
PISCC and deferred operating expenses(c)	262	298	Yes	(b)
Hedge costs deferrals	35	22		(b)
AMI	17	19		2031
Customer connect project	11	5		(b)
Vacation accrual	13	12		2022
Other	50	60		(b)
Total regulatory assets	1,555	1,328
Less: current portion	277	125
Total noncurrent regulatory assets	$1,278	$1,203
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$908	$956		(b)
Costs of removal	575	599		(d)
Accrued pension and OPEB	113	100		(e)
Other	96	83		(b)
Total regulatory liabilities	1,692	1,738
Less: current portion	127	111
Total noncurrent regulatory liabilities	$1,565	$1,627
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
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020. On June 29, 2020, the IURC issued an order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order approved Duke Energy Indiana's requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The IURC reduced Duke Energy Indiana's request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction was due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% is due to the approved ROE of 9.7% versus the requested ROE of 10.4% and approximately 20% was related to miscellaneous earnings neutral adjustments. Step one rates were estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates are estimated to be the remaining 25% of the total rate increase. Step two rates were approved on July 28, 2021, and implemented in August 2021. Step two rates are based on a return on equity of 9.7% and actual December 31, 2020 capital structure with a 54% equity component. Step two rates will be reconciled to January 1, 2021. Several groups appealed the IURC order to the Indiana Court of Appeals. Appellate briefs were filed on October 14, 2020, focusing on three issues: wholesale sales allocations, coal ash basin cost recovery and the Edwardsport IGCC operating and maintenance expense level approved. The appeal was fully briefed in January 2021, and an oral argument was held on April 8, 2021. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. The Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group filed a joint petition to transfer the rate case appeal to the Indiana Supreme Court on June 28, 2021. Response briefs were filed July 19, 2021. The Indiana Supreme Court granted the petition to transfer on September 16, 2021, and oral arguments were heard on November 16, 2021. Duke Energy Indiana cannot predict the outcome of this matter.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC approved coal ash basin closure costs expended through 2018 including financing costs as a regulatory asset and included in rate base. The IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020. Briefing was completed by mid-September 2021. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC filed a notice of appeal to the Indiana Court of Appeals on December 3, 2021. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Piedmont's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2021	2020	a Return	Period Ends
Regulatory Assets(a)
AROs – nuclear and other	$22	$20		(d)
Accrued pension and OPEB(c)	82	88		(g)
Vacation accrual	12	12		2022
Derivatives – natural gas supply contracts(f)	139	122
Deferred pipeline integrity costs(c)	84	71		2025
Amounts due from customers	85	110	(e)	(b)
Other	33	32		(b)
Total regulatory assets	457	455
Less: current portion	141	153
Total noncurrent regulatory assets	$316	$302
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$510	$499		(b)
Costs of removal(c)	572	575		(d)
Provision for rate refunds	2	6
Accrued pension and OPEB(c)	5	3		(g)
Other	25	49	(e)	(b)
Total regulatory liabilities	1,114	1,132
Less: current portion	56	88
Total noncurrent regulatory liabilities	$1,058	$1,044

FINANCIAL STATEMENTS	REGULATORY MATTERS
(a)    Regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)    The expected recovery or refund period varies or has not been determined.
(c)    Included in rate base.
(d)    Recovery over the life of the associated assets.
(e)    Certain costs earn/pay a return.
(f)    Balance will fluctuate with changes in the market. Current contracts extend into 2031.
(g)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 22 for additional detail.
2020 Tennessee Rate Case
On July 2, 2020, Piedmont filed an application with the TPUC, its first general rate case in Tennessee in nine years, for a rate increase for retail customers of approximately $30 million, which represents an approximate 15% increase in annual revenues. The rate increase is driven by significant infrastructure upgrade investments since Piedmont's previous rate case. Approximately half of the plant additions being added to rate base are categories of capital investment not covered under the IMR mechanism, which was approved in 2013. Piedmont amended its requested increase to approximately $26 million in December 2020. As authorized under Tennessee law, Piedmont implemented interim rates on January 2, 2021, at the level requested in its adjusted request. A settlement reached with the Tennessee Consumer Advocate in mid-January was approved by the TPUC on February 16, 2021. The settlement results in an increase of revenues of approximately $16 million and an ROE of 9.8%. Revised customer rates became effective on January 2, 2021. Piedmont refunded customers the difference between bills previously rendered under interim rates and such bills if rendered under approved rates, plus interest in April 2021.
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
•Continuation of the IMR mechanism and margin decoupling; and
•A base rate increase of approximately $67 million, subject to completion of the Robeson County LNG facility and the Pender Onslow County expansion project.
An evidentiary hearing to review the Stipulation and other issues concluded on September 9, 2021. On October 12, 2021, Piedmont notified the NCUC of its intent to implement the stipulated rates effective November 1, 2021, on a temporary basis and subject to refund. On October 18, 2021, Piedmont and the Public Staff filed supplemental testimony attesting to the completion of the Robeson County LNG facility and the Pender Onslow County expansion project and to the propriety of including the capital investment for these two projects in this proceeding. On January 6, 2022, the NCUC issued an order approving the Stipulation. No refunds need to be rendered to customers arising from Piedmont's implementation of interim rates.
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
As part of the pretax charges to earnings of approximately $2.1 billion recorded in June 2020, within Equity in earnings (losses) of unconsolidated affiliates on the Duke Energy Consolidated Statements of Operations, Duke Energy established liabilities related to the cancellation of the ACP pipeline project. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. At December 31, 2021, there is $47 million and $53 million within Other Current Liabilities and Other Noncurrent Liabilities, respectively, in the Gas Utilities and Infrastructure segment. The liabilities represent Duke Energy's obligation of approximately $100 million to satisfy remaining ARO requirements to restore construction sites.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2021, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Unit 1(a)	167	$12
Allen Steam Station Unit 5(b)	259	277
Cliffside Unit 5(b)	546	365
Duke Energy Progress
Mayo Unit 1(b)	713	631
Roxboro Units 3-4(b)	1,409	457
Duke Energy Florida
Crystal River Units 4-5(c)	1,442	1,650
Duke Energy Indiana(d)
Gibson Units 1-5(e)	2,845	1,829
Cayuga Units 1-2(e)	1,005	696
Total Duke Energy	8,386	$5,917
(a)    As part of the 2015 resolution of a lawsuit involving alleged New Source Review violations, Duke Energy Carolinas must retire Allen Steam Station Units 1 through 3 by December 31, 2024. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives. Unit 3 with a capacity of 270 MW and a net book value of $26 million at December 31, 2020, was retired in March 2021, and unit 2 with a capacity of 167 MW and a net book value of $44 million at December 31, 2020, was retired in December 2021.
(b)    These units were included in the IRP filed by Duke Energy Carolinas and Duke Energy Progress in North Carolina and South Carolina on September 1, 2020. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives. In 2019, Duke Energy Carolinas and Duke Energy Progress filed North Carolina rate cases that included depreciation studies that accelerate end-of-life dates for these plants. The NCUC issued orders in the 2019 rate cases of Duke Energy Carolinas and Duke Energy Progress on March 31, 2021, and April 16, 2021, respectively, in which the proposals to shorten the remaining depreciable lives of these units were denied, while indicating the IRP proceeding was the appropriate proceeding for the review of generating plant retirements. Allen Unit 4 with a capacity of 267 MW and a net book value of $170 million at December 31, 2020, was retired in December 2021.
(c)    On January 14, 2021, Duke Energy Florida filed the 2021 Settlement with the FPSC, which proposed depreciation rates reflecting retirement dates for Duke Energy Florida's last two coal-fired generating facilities, Crystal River Units 4-5, eight years ahead of schedule in 2034 rather than in 2042. The FPSC approved the 2021 Settlement on May 4, 2021.
(d)    Gallagher Units 2 and 4 with a total capacity of 280 MW and a total net book value of $102 million at December 31, 2020, were retired on June 1, 2021.
(e)    The rate case filed July 2, 2019, included proposed depreciation rates reflecting retirement dates from 2026 to 2038. The depreciation rates reflecting these updated retirement dates were approved by the IURC as part of the rate case order issued on June 29, 2020.
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
Duke Energy Florida owns Crystal River Unit 3, which permanently ceased operation in 2013 and achieved a SAFSTOR condition in July 2019. On October 1, 2020, Crystal River Unit 3 changed decommissioning strategies from SAFSTOR to DECON.
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
Nuclear Liability Coverage
The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is approximately $13.5 billion, is subject to change every five years for inflation and for the number of licensed reactors. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.
Primary Liability Insurance
Duke Energy Carolinas and Duke Energy Progress have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which is $450 million per station. Duke Energy Florida has purchased $100 million primary nuclear liability insurance in compliance with the law.
Excess Liability Program
This program provides $13.1 billion of coverage per incident through the Price-Anderson Act’s mandatory industrywide excess secondary financial protection program of risk pooling. This amount is the product of potential cumulative retrospective premium assessments of $138 million times the current 95 licensed commercial nuclear reactors in the U.S. Under this program, operating unit licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. Retrospective premiums may be assessed at a rate not to exceed $20.5 million per year per licensed reactor for each incident. The assessment may be subject to state premium taxes.
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
NEIL’s Accidental Outage policy provides some coverage, similar to business interruption, for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100% of the applicable weekly limits for 52 weeks and 80% of the applicable weekly limits for up to the next 110 weeks. Coverage is provided until these applicable weekly periods are met, where the accidental outage policy limit will not exceed $490 million for Catawba, $434 million for McGuire, $364 million for Harris, $336 million for Brunswick, $322 million for Oconee and $280 million for Robinson. NEIL sublimits the accidental outage recovery up to the first 104 weeks of coverage not to exceed $328 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. All coverages are subject to sublimits and significant deductibles.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies' retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. NEIL has never exercised this assessment. The maximum aggregate annual retrospective premium obligations for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are $140 million, $88 million and $1 million, respectively. Duke Energy Carolinas' maximum assessment amount includes 100% of potential obligations to NEIL for jointly owned reactors. Duke Energy Carolinas would seek reimbursement from the joint owners for their portion of these assessment amounts.
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

(in millions)	December 31, 2021	December 31, 2020
Reserves for Environmental Remediation
Duke Energy	$88	$75
Duke Energy Carolinas	19	19
Progress Energy	23	19
Duke Energy Progress	11	6
Duke Energy Florida	11	12
Duke Energy Ohio	34	22
Duke Energy Indiana	4	6
Piedmont	9	10
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
LITIGATION
Duke Energy
Michael Johnson et al. v. Duke Energy Corporation et al.
On September 23, 2020, plaintiff Michael Johnson, a former Duke Energy employee and participant in the Duke Energy Retirement Savings Plan (Plan) brought suit on his own behalf and on behalf of other participants and beneficiaries similarly situated against Duke Energy Corporation, the Duke Energy Benefits Committee, and other unnamed individual defendants. The complaint, which was subsequently amended to add a current participant as a plaintiff on November 23, 2020, alleges that the defendants breached their fiduciary duties with respect to certain fees associated with the Plan in violation of the Employee Retirement Income Security Act of 1974 and seeks certification of a class of all individuals who were participants or beneficiaries of the Plan at any time on or after September 23, 2014. The defendants filed a motion to dismiss the plaintiffs’ amended complaint on December 18, 2020. On January 31, 2022, the court denied the defendants' motion to dismiss. Duke Energy will be filing its answer to the amended complaint, following which discovery will commence. Duke Energy cannot predict the outcome of this matter.
Texas Storm Uri Tort Litigation
Several Duke Energy renewables project companies, located in the Electric Reliability Council of Texas (ERCOT) market, were named in lawsuits arising out of Texas Storm Uri in mid-February 2021. Several additional suits, where Duke Energy Corporation had been named, were dismissed The current lawsuits seek recovery for property damages, personal injury and for wrongful death allegedly caused by the power outages, which the plaintiffs claim was the result of collective failures of generators, transmission and distribution operators, retail energy providers and others including ERCOT. The cases have been consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery purposes. With the exception of a few bellwether cases which are still being decided, all the lawsuits in the MDL will be stayed until motions to dismiss are filed and considered by the court in mid-2022. The bellwether cases will include those in which the Duke Energy entities are named. Duke Energy cannot predict the outcomes of these matters.

Duke Energy Carolinas and Duke Energy Progress
Coal Ash Insurance Coverage Litigation
In March 2017, Duke Energy Carolinas and Duke Energy Progress filed a civil action in the North Carolina Business Court against various insurance providers. The lawsuit sought payment for coal ash related liabilities covered by third-party liability insurance policies. The insurance policies were issued between 1971 and 1986 and provide third-party liability insurance for property damage. The civil action sought damages for breach of contract and indemnification for costs arising from the Coal Ash Act and the EPA CCR rule at 15 coal-fired plants in North Carolina and South Carolina.
Duke Energy Carolinas and Duke Energy Progress have now resolved claims against all of the insurers sued in this litigation and have dismissed their claims against all of the insurers. Duke Energy Carolinas and Duke Energy Progress have received approximately $418 million of coal ash insurance litigation proceeds from settlements with insurer-defendants and the proceeds will be distributed in accordance with the terms of the CCR settlement agreement.
Duke Energy Carolinas
Ruben Villano, et al. v. Duke Energy Carolinas, LLC
On June 16, 2021, a group of nine individuals went over a low head dam adjacent to the Dan River Steam Station in Eden, North Carolina, while water tubing. Emergency personnel rescued four people and five others were confirmed deceased. On August 11, 2021, Duke Energy Carolinas was served with the complaint filed in Durham County Superior Court on behalf of four survivors, which was later amended to include all the decedents along with the survivors, except for one minor. The lawsuit alleges that Duke Energy Carolinas knew that the river was used for recreational purposes and that Duke Energy did not adequately warn about the dam. On September 30, 2021, Duke Energy Carolinas filed its motion to dismiss and motion for transfer of venue from Durham County to Rockingham County, both of which were denied on November 15, 2021. On November 15, 2021, Duke Energy Carolinas was also served with Plaintiffs Second Amended Complaint, which added the final minor plaintiff and consolidated all the actions into one lawsuit. Duke Energy Carolinas has filed its Answer and Affirmative Defenses to the Second Amended Complaint. Discovery has now commenced. Duke Energy Carolinas cannot predict the outcome of this matter.
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
On May 21, 2020, in response to a NTE petition challenging Duke Energy Carolinas' termination of the LGIA, FERC issued a ruling that 1) FERC has exclusive jurisdiction to determine whether a transmission provider may terminate a LGIA; 2) FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer; and 3) Duke Energy may not announce the termination of a conforming LGIA unless FERC has approved the termination. FERC's Office of Enforcement also initiated an investigation of Duke Energy Carolinas into matters pertaining to the LGIA. Duke Energy Carolinas is cooperating with the Office of Enforcement and cannot predict the outcome of this investigation.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
On August 17, 2020, the court denied both NTE’s and Duke Energy Carolinas’ motions to dismiss. In October 2021, NTE filed a Second Amended Counterclaim and Complaint, and in January 2022, NTE filed a Third Amended Counterclaim and Complaint. Duke Energy Carolinas has responded to these pleadings. On December 6, 2021, Duke Energy Carolinas filed an Amended Complaint. Discovery is scheduled to end by April 2022, after which the parties will file dispositive motions for the court's consideration. The case is scheduled to be trial ready by August 1, 2022. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $501 million and $572 million at December 31, 2021, and 2020, respectively. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. The change in the reserves is a result of a third-party study completed in 2021 as well as settlements made throughout the year. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2041 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2041 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $644 million and $704 million at December 31, 2021, and 2020, respectively. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
As described in Note 1, Duke Energy adopted the new guidance for credit losses effective January 1, 2020, using the modified retrospective method of adoption, which does not require restatement of prior year reported results. The reserve for credit losses for insurance receivables for the asbestos-related injuries and damages based on adoption of the new standard is $12 million and $15 million for Duke Energy and Duke Energy Carolinas as of December 31, 2021, and December 31, 2020, respectively. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On June 18, 2018, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims for damages incurred for the period 2014 through 2018. The lawsuit claimed the Department of Energy breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage in the amount of $100 million and $200 million for Duke Energy Progress and Duke Energy Florida, respectively. The Department of Energy filed a motion for partial summary judgment relating to approximately $60 million of Duke Energy Florida’s claimed damages. A hearing on the motion was held on February 9, 2022. Trial is scheduled for April 2022. Duke Energy Progress and Duke Energy Florida cannot predict the outcome of this matter.
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
The final arbitration hearing occurred during the week of December 7, 2020. An interim arbitral award was issued in March 2021, upholding Duke Energy Florida's positions on all issues and awarding the company termination costs. In May 2021, the final arbitral award was issued awarding Duke Energy Florida its claimed fees and costs. On August 18, 2021, Duke Energy Florida filed a motion in Florida state court to confirm the arbitral award. On December 13, 2021, the court entered a final judgment confirming the arbitration award.
Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council (HEC) filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication challenging the Indiana Department of Environmental Management’s (IDEM's) December 10, 2019 partial approval of Duke Energy Indiana’s ash pond closure plan at Gallagher. After hearing oral arguments in early April 2021 on Duke Energy Indiana's and HEC's competing Motions for Summary Judgment, on May 4, 2021, the administrative court rejected all of HEC’s claims and issued a ruling in favor of Duke Energy Indiana. On June 3, 2021, HEC filed an appeal in Superior Court to seek judicial review of the order. On June 25, 2021, Duke Energy Indiana filed its response to the Petition to Review. On August 30, 2021, HEC served Duke Energy Indiana with its Brief in Support of Petition for Judicial Review. On October 29, 2021, Duke Energy Indiana and IDEM filed their response briefs. On December 13, 2021, HEC filed and served its Reply Brief.
On January 11, 2022, Duke Energy Indiana received a compliance obligation letter from the EPA notifying the company that the two basins at issue in the litigation are subject to requirements of the CCR Rule. The letter does not provide a deadline for compliance. Duke Energy Indiana is evaluating the EPA letter, its potential impacts on the litigation and the extent to which this letter could apply to CCR surface impoundments at its other Indiana sites.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
Following the January 11, 2022 EPA notice of compliance letter, the parties filed a joint motion to stay the litigation for 45 days, which was approved by the court. As a result, the oral argument scheduled for February 1, 2022, was postponed until the end of the 45-day stay. Duke Energy Indiana cannot predict the outcome of this matter.
Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position for the years presented. Reserves are classified on the Consolidated Balance Sheets in Other within Other Noncurrent Liabilities and Other within Current Liabilities.
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
The following table presents executory purchased power contracts with terms exceeding one year, excluding contracts classified as leases.

		Minimum Purchase Amount at December 31, 2021
	Contract
(in millions)	Expiration	2022	2023	2024	2025	2026	Thereafter	Total
Duke Energy Progress(a)	2028-2032	$22	$22	$21	$22	$18	$45	$150
Duke Energy Florida(b)	2023-2025	354	374	262	91	—	—	1,081
Duke Energy Ohio(c)(d)	2023	53	34	—	—	—	—	87
(a)    Contracts represent between 18% and 100% of net plant output.
(b)    Contracts represent 100% of net plant output.
(c)    Contracts represent 15% of net plant output.
(d)    Excludes PPA with OVEC. See Note 17 for additional information.
Gas Supply and Capacity Contracts
Duke Energy Ohio and Piedmont routinely enter into long-term natural gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services needed in their businesses. These commitments include pipeline and storage capacity contracts and natural gas supply contracts to provide service to customers. Costs arising from the natural gas supply commodity and capacity commitments, while significant, are pass-through costs to customers and are generally fully recoverable through the fuel adjustment or PGA procedures and prudence reviews in North Carolina and South Carolina and under the Tennessee Incentive Plan in Tennessee. In the Midwest, these costs are recovered via the Gas Cost Recovery Rate in Ohio or the Gas Cost Adjustment Clause in Kentucky. The time periods for fixed payments under pipeline and storage capacity contracts are up to 14 years. The time periods for fixed payments under natural gas supply contracts are up to five years. The time period for the natural gas supply purchase commitments is up to 10 years.
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
The following table presents future unconditional purchase obligations under natural gas supply and capacity contracts as of December 31, 2021.

(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Duke Energy Ohio	$62	$37	$25	$16	$13	$47	$200
Piedmont	324	272	225	134	122	503	1,580
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

FINANCIAL STATEMENTS	LEASES
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
Duke Energy Carolinas entered into a sale-leaseback arrangement in December 2019, to construct and occupy an office tower. The lease agreement was evaluated as a sale-leaseback of real estate and it was determined that the transaction did not qualify for sale-leaseback accounting. As a result, the transaction is being accounted for as a financing. For this transaction, Duke Energy Carolinas will continue to record the real estate on the Consolidated Balance Sheets within Property, Plant and Equipment as if it were the legal owner and will continue to recognize depreciation expense over the estimated useful life. In addition, the failed sale-leaseback obligation is reported within Long-Term Debt on the Consolidated Balance Sheets, with the monthly lease payments commencing after the construction phase being split between interest expense and principal pay down of the debt.
Duke Energy operates various renewable energy projects and sells the generated output to utilities, electric cooperatives, municipalities and commercial and industrial customers through long-term PPAs. In certain situations, these PPAs and the associated renewable energy projects qualify as operating leases. Rental income from these leases is accounted for as Nonregulated electric and other revenues in the Consolidated Statements of Operations. There are no minimum lease payments as all payments are contingent based on actual electricity generated by the renewable energy projects. Contingent lease payments were $259 million, $275 million and $264 million for the years ended December 31, 2021, 2020, and 2019, respectively. Renewable energy projects owned by Duke Energy and accounted for as operating leases had a cost basis of $3,339 million and $3,335 million and accumulated depreciation of $966 million and $848 million at December 31, 2021, and 2020, respectively. These assets are principally classified as nonregulated electric generation and transmission assets.
Piedmont has certain agreements with Duke Energy Carolinas for the construction and transportation of natural gas pipelines to supply its natural gas plant needs. Piedmont accounts for these pipeline lateral contracts as sales-type leases since the present value of the sum of the lease payments equals the fair value of the assets. These pipeline lateral assets owned by Piedmont had a current net investment basis of $2 million as of December 31, 2021, and 2020, and a long-term net investment basis of $203 million and $205 million as of December 31, 2021, and 2020, respectively. These assets are classified in Other, within Current Assets and Other Noncurrent Assets, respectively, on Piedmont's Consolidated Balance Sheets. Duke Energy Carolinas accounts for the contracts as finance leases. The activity for these contracts is eliminated in consolidation at Duke Energy.
The following tables present the components of lease expense.

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$250	$43	$155	$83	$72	$11	$18	$7
Short-term lease expense(a)	5	—	2	1	1	—	2	—
Variable lease expense(a)	41	17	22	10	12	—	—	1
Finance lease expense
Amortization of leased assets(b)	219	5	37	18	19	—	1	—
Interest on lease liabilities(c)	55	33	48	42	6	—	—	—
Total finance lease expense	274	38	85	60	25	—	1	—
Total lease expense	$570	$98	$264	$154	$110	$11	$21	$8
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
(c)    Included in Interest Expense on the Consolidated Statements of Operations.
The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2022	$225	$24	$118	$63	$55	$2	$6	$5
2023	212	21	118	64	54	2	6	5
2024	185	14	110	56	54	2	4	5
2025	156	10	96	42	54	2	4	5
2026	136	10	92	38	54	2	4	—
Thereafter	594	42	290	220	70	16	50	—
Total operating lease payments	1,508	121	824	483	341	26	74	20
Less: present value discount	(247)	(21)	(124)	(83)	(41)	(7)	(20)	(1)
Total operating lease liabilities(a)	$1,261	$100	$700	$400	$300	$19	$54	$19
(a)    Certain operating lease payments include renewal options that are reasonably certain to be exercised.
The following table presents finance lease maturities and a reconciliation of the undiscounted cash flows to finance lease liabilities.

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
2022	$201	$38	$111	$86	$25	$1
2023	198	38	103	78	25	1
2024	143	38	88	79	9	1
2025	76	38	85	80	5	1
2026	77	38	86	81	5	1
Thereafter	658	464	637	636	1	24
Total finance lease payments	1,353	654	1,110	1,040	70	29
Less: amounts representing interest	(438)	(365)	(420)	(411)	(9)	(19)
Total finance lease liabilities	$915	$289	$690	$629	$61	$10

FINANCIAL STATEMENTS	LEASES
The following tables contain additional information related to leases.

		December 31, 2021
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,266	$92	$691	$389	$302	$19	$53	$16
Finance	Net property, plant and equipment	950	302	729	627	102	—	7	—
Total lease assets		$2,216	$394	$1,420	$1,016	$404	$19	$60	$16
Liabilities
Current
Operating	Other current liabilities	$187	$22	$94	$50	$44	$1	$4	$5
Finance	Current maturities of long-term debt	151	6	61	41	20	—	—	—
Noncurrent
Operating	Operating lease liabilities	1,074	78	606	350	256	18	50	14
Finance	Long-Term Debt	764	283	629	588	41	—	10	—
Total lease liabilities		$2,176	$389	$1,390	$1,029	$361	$19	$64	$19

		December 31, 2020
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,524	$110	$690	$346	$344	$20	$55	$20
Finance	Net property, plant and equipment	797	312	416	297	119	—	7	—
Total lease assets		$2,321	$422	$1,106	$643	$463	$20	$62	$20
Liabilities
Current
Operating	Other current liabilities	$177	$20	$73	$31	$42	$1	$3	$4
Finance	Current maturities of long-term debt	129	5	26	7	19	—	—	—
Noncurrent
Operating	Operating lease liabilities	1,340	97	623	323	300	20	53	19
Finance	Long-Term Debt	716	289	351	289	62	—	10	—
Total lease liabilities		$2,362	$411	$1,073	$650	$423	$21	$66	$23

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$245	$25	$117	$62	$55	$2	$6	$5
Operating cash flows from finance leases	55	33	48	42	6	—	—	—
Financing cash flows from finance leases	219	5	37	18	19	—	1	—

Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating(b)	$182	$4	$99	$99	$—	$—	$—	$—
Finance	322	—	322	322	—	—	—	—
(a)    No amounts were classified as investing cash flows from operating leases for the year ended December 31, 2021.
(b)    Does not include ROU assets recorded as a result of the adoption of the new lease standard.

FINANCIAL STATEMENTS	LEASES

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$271	$31	$124	$52	$72	$2	$6	$5
Operating cash flows from finance leases	61	30	44	37	7	—	—	—
Financing cash flows from finance leases	119	8	24	6	18	—	1	—

Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating(b)	$116	$17	$—	$—	$—	$—	$1	$—
Finance	125	125	—	—	—	—	—	—
(a)    No amounts were classified as investing cash flows from operating leases for the year ended December 31, 2020.
(b)    Does not include ROU assets recorded as a result of the adoption of the new lease standard.

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	9	9	8	10	7	16	16	4
Finance leases	10	18	13	13	11	—	24	—
Weighted average discount rate(a)
Operating leases	3.6%	3.5%	3.6%	3.4%	3.8%	4.2%	4.1%	3.6%
Finance leases	7.3%	11.6%	9.0%	9.0%	8.2%	—%	11.9%	—%
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
6. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt.

	December 31, 2021
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2022-2082	3.71%	$24,564	$1,150	$2,250	$—	$150	$1,330	$700	$2,990
Secured debt, maturing 2022-2052	2.50%	5,584	1,094	2,397	1,120	1,278	—	—	—
First mortgage bonds, maturing 2022-2051(a)	3.87%	31,026	10,507	15,450	8,375	7,075	1,850	3,219	—
Finance leases, maturing 2022-2051(b)	5.81%	915	289	690	629	61	—	10	—
Tax-exempt bonds, maturing 2027-2041(c)	0.65%	360	—	48	48	—	27	285	—
Notes payable and commercial paper(d)	0.35%	3,929	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	526	2,959	322	199	128	150	518
Fair value hedge carrying value adjustment		4	4	—	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,119	(21)	(34)	(19)	(14)	(27)	(18)	(6)
Unamortized debt issuance costs(f)		(362)	(67)	(128)	(54)	(68)	(13)	(23)	(16)
Total debt	3.50%	$67,139	$13,482	$23,632	$10,421	$8,681	$3,295	$4,323	$3,486
Short-term notes payable and commercial paper		(3,304)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	(226)	(2,809)	(172)	(199)	(103)	—	(518)
Current maturities of long-term debt(g)		(3,387)	(362)	(1,082)	(556)	(76)	—	(84)	—
Total long-term debt(g)		$60,448	$12,894	$19,741	$9,693	$8,406	$3,192	$4,239	$2,968
(a)Substantially all electric utility property is mortgaged under mortgage bond indentures.
(b)Duke Energy includes $256 million of finance lease purchase accounting adjustments related to Duke Energy Florida related to PPAs that are not accounted for as finance leases in their respective financial statements because of grandfathering provisions in GAAP.
(c)Substantially all tax-exempt bonds are secured by first mortgage bonds, letters of credit or the Master Credit Facility.
(d)Includes $625 million classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper program was 15 days.
(e)Duke Energy includes $1,121 million and $100 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(f)Duke Energy includes $29 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
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
(b)    Duke Energy includes $24 million and $341 million of finance lease purchase accounting adjustments related to Duke Energy Progress and Duke Energy Florida, respectively, related to PPAs that are not accounted for as finance leases in their respective financial statements because of grandfathering provisions in GAAP.
(c)    Substantially all tax-exempt bonds are secured by first mortgage bonds, letters of credit or the Master Credit Facility.
(d)    Includes $625 million that was classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper programs was 23 days.
(e)    Duke Energy includes $1,196 million and $117 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(f)    Duke Energy includes $33 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
(g)     Refer to Note 17 for additional information on amounts from consolidated VIEs.
Current Maturities of Long-Term Debt
The following table shows the significant components of Current maturities of Long-Term Debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2021
Unsecured Debt(a)
Duke Energy (Parent)	March 2022	3.227%	300
Duke Energy (Parent)(b)	March 2022	0.851%	300
Progress Energy	April 2022	3.150%	450
Duke Energy (Parent)	August 2022	3.050%	500
Duke Energy (Parent)	August 2022	2.400%	500
First Mortgage Bonds
Duke Energy Indiana	January 2022	8.850%	53
Duke Energy Carolinas	May 2022	3.350%	350
Duke Energy Progress	May 2022	2.800%	500
Other(c)			434
Current maturities of long-term debt			$3,387
(a)    In December 2021, Duke Energy Progress early retired $700 million of unsecured debt with an original maturity date of February 2022.
(b)    Debt has a floating interest rate.
(c)    Includes finance lease obligations, amortizing debt and small bullet maturities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Maturities and Call Options
The following table shows the annual maturities of long-term debt for the next five years and thereafter. Amounts presented exclude short-term notes payable, commercial paper and money pool borrowings and debt issuance costs for the Subsidiary Registrants.

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2022	$3,387	$362	$1,082	$556	$76	$—	$84	$—
2023	4,725	1,018	1,046	719	327	475	303	45
2024	1,917	19	138	72	66	—	4	40
2025	3,078	496	639	575	64	245	4	205
2026	3,125	921	310	229	81	70	154	40
Thereafter	46,844	10,528	17,766	8,168	7,949	2,442	3,814	2,660
Total long-term debt, including current maturities	$63,076	$13,344	$20,981	$10,319	$8,563	$3,232	$4,363	$2,990
(a)    Excludes $1,250 million in purchase accounting adjustments related to the Progress Energy merger and the Piedmont acquisition.
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

	December 31, 2021
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$312	$—	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$937	$300	$150	$52	$435

	December 31, 2020
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$312	$—	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$937	$300	$150	$52	$435
(a)    Progress Energy amounts are equal to Duke Energy Progress amounts.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Summary of Significant Debt Issuances
The following tables summarize significant debt issuances (in millions).

			Year Ended December 31, 2021
				Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Piedmont
Unsecured Debt
March 2021a)	March 2031	2.500%	$350	$—	$—	$—	$—	$350
June 2021(b)(c)	June 2023	0.299%	500	500	—	—	—	—
June 2021(c)	June 2031	2.550%	1,000	1,000	—	—	—	—
June 2021(c)	June 2041	3.300%	750	750	—	—	—	—
June 2021(c)	June 2051	3.500%	750	750	—	—	—	—
September 2021(d)	January 2082	3.250%	500	500
Secured Debt
November 2021(e)	July 2031	1.679%	100	—	100	—	—	—
November 2021(e)	July 2041	2.617%	137	—	137	—	—	—
November 2021(e)	July 2028	1.295%	221	—	—	221	—	—
November 2021(e)	July 2037	2.387%	352	—	—	352	—	—
November 2021(e)	July 2041	2.799%	197	—	—	197	—	—
First Mortgage Bonds
April 2021(f)	April 2031	2.550%	550	—	550	—	—	—
April 2021(f)	April 2051	3.450%	450	—	450	—	—	—
August 2021(g)	August 2031	2.000%	650	—	—	650	—	—
August 2021(g)	August 2051	2.900%	450	—	—	450	—	—
December 2021(h)	December 2031	2.400%	650	—	—	—	650	—
December 2021(h)	December 2051	3.000%	500	—	—	—	500	—
Total issuances			$8,107	$3,500	$1,237	$1,870	$1,150	$350
(a)Debt issued to repay at maturity $160 million senior unsecured notes due June 2021, pay down short-term debt and for general corporate purposes.
(b)Debt has a floating interest rate.
(c)Debt issued to repay $1.75 billion of Duke Energy (Parent) debt maturities, to repay a portion of short-term debt and for general corporate purposes.
(d)Debt issued to repay in October 2021 $500 million of Duke Energy (Parent) unsecured notes. The interest rate resets every five years.
(e)Debt issued to finance the North Carolina portion of storm restoration expenditures related to Hurricane Florence, Hurricane Michael, Hurricane Dorian and Winter Storm Diego.
(f)Debt issued to repay at maturity $500 million first mortgage bonds due June 2021, pay down short-term debt and for general company purposes.
(g)Debt issued to repay at maturity a total of $600 million first mortgage bonds due September 2021, pay down short-term debt and for general company purposes.
(h)Proceeds will be used to finance or refinance, in whole or in part, existing or new eligible projects under the sustainable financing framework.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

			Year Ended December 31, 2020
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
May 2020(a)	June 2030	2.450%	$500	$500	$—	$—	$—	$—	$—	$—
May 2020(b)	June 2050	3.350%	400	—	—	—	—	—	—	400
August 2020(c)(d)	February 2022	0.400%	700	—	—	700	—	—	—	—
September 2020(e)	September 2025	0.900%	650	650	—	—	—	—	—	—
September 2020(e)	June 2030	2.450%	350	350	—	—	—	—	—	—
First Mortgage Bonds
January 2020(f)	February 2030	2.450%	500	—	500	—	—	—	—	—
January 2020(f)	August 2049	3.200%	400	—	400	—	—	—	—	—
March 2020(g)	April 2050	2.750%	550	—	—	—	—	—	550	—
May 2020(b)	June 2030	2.125%	400	—	—	—	—	400	—	—
June 2020(b)	June 2030	1.750%	500	—	—	—	500	—	—	—
August 2020(h)	August 2050	2.500%	600	—	—	600	—	—	—	—
Total issuances			$5,550	$1,500	$900	$1,300	$500	$400	$550	$400
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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	December 31, 2021
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$8,000	$2,650	$1,225	$1,150	$900	$775	$600	$700
Reduction to backstop issuances
Commercial paper(b)	(2,863)	(1,128)	(506)	(307)	(181)	(119)	(150)	(472)
Outstanding letters of credit	(38)	(25)	(4)	(2)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity	$5,018	$1,497	$715	$841	$712	$656	$369	$228
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
Three-Year Revolving Credit Facility
Duke Energy (Parent) has a $1 billion revolving credit facility. In March 2021, Duke Energy extended the termination date of the facility from May 2022 to May 2024. Borrowings under this facility will be used for general corporate purposes. As of December 31, 2021, $500 million has been drawn under this facility. This balance is classified as Long-term debt on Duke Energy's Consolidated Balance Sheets. Any undrawn commitments can be drawn, and borrowings can be prepaid, at any time throughout the term of the facility. During the first quarter of 2020, an additional $500 million was drawn under this facility to manage liquidity impacts from COVID-19. The additional $500 million was paid down during the second quarter of 2020. The terms and conditions of the facility are generally consistent with those governing Duke Energy's Master Credit Facility.
Duke Energy Ohio Term Loan Facility
In October 2021, Duke Energy Ohio entered into a two-year term loan facility with commitments totaling $100 million. Borrowings under the facility will be used to pay down short-term debt and for general corporate purposes. The term loan was fully drawn at the time of closing in October. The balance is classified as Long-Term Debt on Duke Energy Ohio’s Consolidated Balance Sheets.
Duke Energy Indiana Term Loan Facility
In October 2021, Duke Energy Indiana entered into a two-year term loan facility with commitments totaling $300 million. Borrowings under the facility will be used to pay down short-term debt and for general corporate purposes. The term loan was fully drawn at the time of closing in October. The balance is classified as Long-Term Debt on Duke Energy Indiana’s Consolidated Balance Sheets.
Duke Energy Kentucky Term Loan Facility
In October 2021, Duke Energy Kentucky entered into a two-year term loan facility with commitments totaling $50 million. Borrowings under the facility will be used to pay down short-term debt and for general corporate purposes. The term loan was fully drawn at the time of closing in October. The balance is classified as Long-Term Debt on Duke Energy Ohio’s Consolidated Balance Sheets.
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
Duke Energy has an effective Form S-3 with the SEC to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2021, and 2020, was $1,066 million and $1,168 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
Money Pool and Intercompany Credit Agreements
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
Progress Energy has a revolving credit agreement with Duke Energy (Parent) which allows up to $2.5 billion in intercompany borrowings. The balance is reflected within Notes payable to affiliated companies on the Progress Energy Consolidated Balance Sheets.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2021, each of the Duke Energy Registrants was in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Other Loans
As of December 31, 2021, and 2020, Duke Energy had loans outstanding of $819 million, including $34 million at Duke Energy Progress and $817 million, including $35 million at Duke Energy Progress, respectively, against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	GUARANTEES AND INDEMNIFICATIONS

7. GUARANTEES AND INDEMNIFICATIONS
Duke Energy has various financial and performance guarantees and indemnifications with non-consolidated entities, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, debt guarantees and indemnifications. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2021, Duke Energy does not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.
On January 2, 2007, Duke Energy completed the spin-off of its previously wholly owned natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2021, the maximum potential amount of future payments associated with these guarantees were $48 million, the majority of which expire by 2028.
In October 2017, ACP executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. In July 2020, ACP reduced the size of the credit facility to $1.9 billion. Duke Energy's maximum exposure to loss under the terms of the guarantee was $860 million as of December 31, 2020. This amount represented 47% of the outstanding borrowings under the credit facility and was recognized within Other Current Liabilities on the Consolidated Balance Sheets at December 31, 2020, of which $95 million was previously recognized due the adoption of new guidance for credit losses effective January 1, 2020. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. See Notes 3 and 12 for more information.
In addition to the Spectra Capital and ACP revolving credit facility guarantees above, Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of these entities. The maximum potential amount of future payments required under these guarantees as of December 31, 2021, was $53 million of which all expire between 2022 and 2030, with the remaining performance guarantees having no contractual expiration. Additionally, certain guarantees have uncapped maximum potential payments; however, Duke Energy does not believe these guarantees will have a material effect on its results of operations, cash flows or financial position.
Duke Energy uses bank-issued standby letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank that are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2021, Duke Energy had issued a total of $586 million in letters of credit, which expire between 2022 and 2023. The unused amount under these letters of credit was $54 million.
Duke Energy recognized $3 million and $11 million as of December 31, 2021, and 2020, respectively, primarily in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets, for the guarantees discussed above. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.
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

	December 31, 2021
				Construction
	Ownership	Property, Plant	Accumulated	Work in
(in millions except for ownership interest)	Interest	and Equipment	Depreciation	Progress
Duke Energy Carolinas
Catawba (units 1 and 2)(a)	19.25%	$1,044	$525	$20
W.S. Lee CC(b)	87.27%	632	67	3
Duke Energy Indiana
Gibson (unit 5)(c)	50.05%	440	221	3
Vermillion(d)	62.50%	175	108	5
Transmission and local facilities(c)	Various	6,164	1,477	190
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
The following table presents the AROs recorded on the Consolidated Balance Sheets.

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$7,046	$2,847	$4,156	$3,792	$364	$—	$—	$—
Closure of ash impoundments	5,293	2,390	1,872	1,839	33	82	949	—
Other	437	64	84	44	40	54	38	22
Total asset retirement obligation	$12,776	$5,301	$6,112	$5,675	$437	$136	$987	$22
Less: Current portion	647	249	275	274	1	13	110	—
Total noncurrent asset retirement obligation	$12,129	$5,052	$5,837	$5,401	$436	$123	$877	$22
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

	Annual Funding	Decommissioning
(in millions)	Requirement(a)	Costs(a)	Year of Cost Study
Duke Energy	$15	$9,105	2018 or 2019
Duke Energy Carolinas(b)(c)	—	4,365	2018
Duke Energy Progress(d)	15	4,181	2019
Duke Energy Florida(e)	—	559	N/A
(a)    Amount represents annual funding requirement for the current fiscal year. Amounts for Progress Energy equal the sum of Duke Energy Progress and Duke Energy Florida.
(b)    Decommissioning costs for Duke Energy Carolinas reflects its ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.
(c)    Duke Energy Carolinas' site-specific nuclear decommissioning cost study completed in 2018 was filed with the NCUC and PSCSC in 2019. A new funding study was also completed and filed with the NCUC and PSCSC in 2019.
(d)    Duke Energy Progress' site-specific nuclear decommissioning cost study completed in 2019 was filed with the NCUC and PSCSC in March 2020. Duke Energy Progress also completed a funding study, which was filed with the NCUC and PSCSC in July 2020. In October 2021, Duke Energy Progress filed the 2019 nuclear decommissioning cost study with the FERC, as well as a revised rate schedule for decommissioning expense to be collected from wholesale customers. The FERC accepted the filing, as filed on December 9, 2021.
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

	December 31,
(in millions)	2021	2020
Duke Energy	$8,933	$7,726
Duke Energy Carolinas	5,068	4,381
Duke Energy Progress	3,865	3,345
Nuclear Operating Licenses
As described in Note 3, Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. The following table includes the current expiration of nuclear operating licenses.

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
The ARO amount recorded on the Consolidated Balance Sheets is based upon estimated closure costs for impacted ash impoundments. The amount recorded represents the discounted cash flows for estimated closure costs based upon specific closure plans. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from ash basins, consolidating material as necessary and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with standards set by federal and state regulations and other agreements. The ARO amount will be adjusted as additional information is gained through the closure and post-closure process, including acceptance and approval of compliance approaches, which may change management assumptions, and may result in a material change to the balance. See ARO Liability Rollforward section below for information on revisions made to the coal ash liability during 2021 and 2020.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets, respectively, on the Consolidated Balance Sheets. See Note 3 for additional information on Regulatory assets related to AROs and Note 4 for additional information on commitments and contingencies.
Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. See Note 3 for additional information on recovery of coal ash costs.

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
ARO Liability Rollforward
The following tables present changes in the liability associated with AROs.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$13,318	$5,734	$6,471	$5,893	$578	$80	$832	$17
Accretion expense(a)	542	258	246	225	21	4	33	1
Liabilities settled(b)	(724)	(198)	(451)	(358)	(93)	(2)	(74)	—
Liabilities incurred in the current year	22	—	5	—	5	—	—	—
Revisions in estimates of cash flows(c)	(154)	(444)	(122)	(125)	3	29	385	2
Balance at December 31, 2020	13,004	5,350	6,149	5,635	514	111	1,176	20
Accretion expense(a)	512	242	229	212	17	4	35	1
Liabilities settled(b)	(613)	(210)	(324)	(214)	(110)	(3)	(77)	—
Liabilities incurred in the current year	32	8	6	—	6	—	—	—
Revisions in estimates of cash flows(c)	(159)	(89)	52	42	10	24	(147)	1
Balance at December 31, 2021	$12,776	$5,301	$6,112	$5,675	$437	$136	$987	$22
(a)    Substantially all accretion expense for the years ended December 31, 2021, and 2020, relates to Duke Energy’s regulated operations and has been deferred in accordance with regulatory accounting treatment.
(b)    Amounts primarily relate to ash impoundment closures and nuclear decommissioning.
(c)    Primarily relates to decreases due to revised basin closure cost estimates, partially offset by increases related to new closure plan approvals, post closure maintenance and beneficiation costs. Duke Energy Indiana estimates also include the impacts of closure estimates for certain ash impoundments due to the impact of Hoosier Environmental Council’s petition filed with the court challenging the Indiana Department of Environmental Management’s partial approval of Duke Energy Indiana’s ash pond closure plan. See Note 4 for more information on Hoosier Environmental Council's petition. The amounts recorded represent the discounted cash flows for estimated closure costs based upon the probability weightings of the potential closure methods as evaluated on a site-by-site basis.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT
10. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment for Duke Energy and its subsidiary registrants.

	December 31, 2021
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,162	$543	$957	$482	$475	$219	$122	$279
Plant – Regulated
Electric generation, distribution and transmission	40	120,855	44,910	53,447	32,417	21,030	6,573	15,925	—
Natural gas transmission and distribution	54	12,079	—	—	—	—	3,347	—	8,732
Other buildings and improvements	37	1,921	550	514	228	286	381	321	155
Plant – Nonregulated
Electric generation, distribution and transmission	28	7,104	—	—	—	—	—	—	—
Other buildings and improvements	11	401	—	—	—	—	—	—	—
Nuclear fuel		3,181	1,856	1,325	1,325	—	—	—	—
Equipment	13	2,659	614	791	497	294	403	262	122
Construction in process		6,168	2,078	2,297	954	1,343	515	460	262
Other	14	5,289	1,323	1,563	1,115	437	287	253	368
Total property, plant and equipment(a)(e)		161,819	51,874	60,894	37,018	23,865	11,725	17,343	9,918
Total accumulated depreciation – regulated(b)(c)		(47,611)	(17,854)	(19,214)	(13,387)	(5,819)	(3,106)	(5,583)	(1,899)
Total accumulated depreciation – nonregulated(d)(e)		(2,944)	—	—	—	—	—	—	—
Facilities to be retired, net		144	102	26	26	—	6	—	11
Total net property, plant and equipment		$111,408	$34,122	$41,706	$23,657	$18,046	$8,625	$11,760	$8,030
(a)    Includes finance leases of $958 million, $335 million, $729 million, $627 million, $102 million and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $178 million, $45 million and $133 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,799 million, $1,064 million, $735 million and $735 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $9 million, $33 million and $3 million at Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of ($1 million) at Duke Energy.
(e)    Includes gross property, plant and equipment cost of consolidated VIEs of $7,339 million and accumulated depreciation of consolidated VIEs of $1,474 million at Duke Energy.
Duke Energy continues to execute on its business transformation strategy, including the evaluation of in-office work policies considering the experience with the COVID-19 pandemic and also workforce realignment of roles and responsibilities. In May 2021, Duke Energy management approved the sale of certain properties and entered into an agreement to exit certain leased space on December 31, 2021. The sale of the properties is subject to abandonment accounting and resulted in an impairment charge. Additionally, the exit of the leased space resulted in the impairment of related furniture, fixtures and equipment. During the 12 months ended December 31, 2021, Duke Energy recorded a pretax charge to earnings of $192 million on the Consolidated Statements of Operations, which includes $133 million within Impairment of assets and other charges, $42 million within Operations, maintenance and other and $17 million within Depreciation and amortization.
In 2021, Duke Energy continued to monitor recoverability of its renewable merchant plants located in the Electric Reliability Council of Texas West market and in the PJM West market due to fluctuating market pricing and long-term forecasted energy prices. The assets were not impaired as of December 31, 2021, because the carrying value of approximately $200 million continues to approximate the aggregate estimated future undiscounted cash flows. A continued decline in energy market pricing or other factors unfavorably impacting the economics would likely result in a future impairment. Duke Energy retained 51% ownership interest in these facilities following the 2019 transaction to sell a minority interest in certain renewable assets. See Note 1 for further information.

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
(a)    Includes finance leases of $832 million, $335 million, $416 million, $297 million, $119 million, and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $141 million, $24 million and $117 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,832 million, $1,010 million, $822 million and $822 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $12 million, $23 million, and $3 million at Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of $23 million at Duke Energy.
(e)    Includes gross property, plant and equipment cost of consolidated VIEs of $6,394 million and accumulated depreciation of consolidated VIEs of $1,242 million at Duke Energy.
The following table presents capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2021	2020	2019
Duke Energy	$72	$112	$159
Duke Energy Carolinas	29	28	30
Progress Energy	20	17	31
Duke Energy Progress	14	12	28
Duke Energy Florida	6	5	3
Duke Energy Ohio	20	26	22
Duke Energy Indiana(a)	(17)	10	26
Piedmont	9	8	26
(a)    Duke Energy Indiana is primarily compromised of ($24 million) of PISCC amortization, which is partially offset by $7 million of the debt component of AFUDC.

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS
11. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
Duke Energy
The following table presents goodwill by reportable segment for Duke Energy included on Duke Energy's Consolidated Balance Sheets at December 31, 2021, and 2020.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill Balance at December 31, 2020	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill balance at December 31, 2020, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303

Goodwill Balance at December 31, 2021	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill balance at December 31, 2021, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Consolidated Balance Sheets at December 31, 2021, and 2020.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure segment and there are no accumulated impairment charges.
Goodwill Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in 2021.
INTANGIBLE ASSETS
The following tables show the carrying amount and accumulated amortization of intangible assets included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2021, and 2020.

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	204	73	131	131	—	—	—	—
Natural gas, coal and power contracts	24	—	—	—	—	—	24	—
Renewable operating and development projects	106	—	—	—	—	—	—	—
Other	28	—	—	—	—	—	—	—
Total gross carrying amounts	370	73	136	133	3	—	26	—
Accumulated amortization – natural gas, coal and power contracts	(24)	—	—	—	—	—	(24)	—
Accumulated amortization – renewable operating and development projects	(38)	—	—	—	—	—	—	—
Accumulated amortization – other	(4)	—	—	—	—	—	—	—
Total accumulated amortization	(66)	—	—	—	—	—	(24)	—
Total intangible assets, net	$304	$73	$136	$133	$3	$—	$2	$—

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	196	65	130	130	—	1	—	—
Natural gas, coal and power contracts	24	—	—	—	—	—	24	—
Renewable operating and development projects	107	—	—	—	—	—	—	—
Other	20	—	—	—	—	—	—	—
Total gross carrying amounts	355	65	135	132	3	1	26	—
Accumulated amortization – natural gas, coal and power contracts	(23)	—	—	—	—	—	(23)	—
Accumulated amortization – renewable operating and development projects	(34)	—	—	—	—	—	—	—
Accumulated amortization – other	(3)	—	—	—	—	—	—	—
Total accumulated amortization	(60)	—	—	—	—	—	(23)	—
Total intangible assets, net	$295	$65	$135	$132	$3	$1	$3	$—
Amortization Expense
Amortization expense amounts for natural gas, coal and power contracts, renewable operating projects and other intangible assets are immaterial for the years ended December 31, 2021, 2020 and 2019, and are expected to be immaterial for the next five years as of December 31, 2021.
12. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
EQUITY METHOD INVESTMENTS
Investments in affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method.
The following table presents Duke Energy’s investments in unconsolidated affiliates accounted for under the equity method, as well as the respective equity in earnings, by segment, for periods presented in this filing.

	Years Ended December 31,
	2021		2020		2019
		Equity in		Equity in	Equity in
		earnings		earnings	earnings
(in millions)	Investments	(losses)	Investments	(losses)	(losses)
Electric Utilities and Infrastructure	$104	$7	$105	$(1)	$9
Gas Utilities and Infrastructure	231	8	215	(2,017)	114
Commercial Renewables	513	(34)	534	—	(4)
Other	122	47	107	13	43
Total	$970	$28	$961	$(2,005)	$162
During the years ended December 31, 2021, 2020 and 2019, Duke Energy received distributions from equity investments of $80 million, $37 million and $55 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. During the years ended December 31, 2021, 2020 and 2019, Duke Energy received distributions from equity investments of $44 million, $133 million and $11 million, respectively, which are included in Return of investment capital within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
During the years ended December 31, 2021, 2020 and 2019, Piedmont received distributions from equity investments of $8 million, $2 million and $1 million, respectively, which are included in Other assets within Cash Flows from Operating Activities and $2 million, $2 million and $4 million, respectively, which are included within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
Significant investments in affiliates accounted for under the equity method are discussed below.
Electric Utilities and Infrastructure
Duke Energy owns 50% interests in both DATC and Pioneer, which build, own and operate electric transmission facilities in North America.

FINANCIAL STATEMENTS	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Gas Utilities and Infrastructure
Pipeline Investments
Piedmont owns a 21.49% investment in Cardinal, an intrastate pipeline located in North Carolina.
Duke Energy owns a 7.5% interest in Sabal Trail, a 517-mile interstate natural gas pipeline, which provides natural gas to Duke Energy Florida and Florida Power and Light.
Duke Energy recorded OTTIs of $25 million within Equity in earnings (losses) of unconsolidated affiliates on Duke Energy's Consolidated Statements of Operations for the year ended December 31, 2019, to completely impair its 24% ownership interest in Constitution.
Duke Energy owns a 47% interest in the ACP pipeline. In 2020, Duke Energy determined it would no longer continue its investment in the construction of the ACP pipeline. See Notes 3 and 7 for further information.
Storage Facilities
Piedmont owns a 45% interest in Pine Needle, an interstate LNG storage facility located in North Carolina, and a 50% interest in Hardy Storage, an underground interstate natural gas storage facility located in West Virginia.
Renewable Natural Gas Investments
Duke Energy owns a 29.68% investment in SustainRNG, a developer of renewable natural gas projects, and a 70% interest in Sustain T&W, SustainRNG's renewable natural gas project located in Georgia.

Commercial Renewables
DS Cornerstone, LLC, which owns wind farm projects in the U.S. was part of a sale of minority interest in a certain portion of renewable assets in 2019. See Note 1 for more information on the sale. Prior to the sale, Duke Energy had a 50% interest in DS Cornerstone, LLC. Subsequent to the sale, Duke Energy has a 26% interest in the investment.
In 2020, Duke Energy completed its acquisition of 70 distributed fuel cell projects from Bloom Energy Corporation, which approximates 43 MW of capacity serving commercial and industrial customers across the U.S. Duke Energy is not the primary beneficiary of the distributed fuel cell portfolio and does not consolidate these assets.
Other
Duke Energy has a 17.5% indirect economic ownership interest and a 25% board representation and voting rights interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia.
Significant Subsidiaries
For the year ended December 31, 2020, Duke Energy's investment in ACP met the requirements of S-X Rule 4-08(g) to provide summarized financial information. The following table provides summary information for ACP as required under S-X Rule 1-02(bb) for the period of significance and comparative prior year periods in Duke Energy's consolidated balance sheets and consolidated statements of operations. For the year ended December 31, 2021, there were no investments that met the significance requirements.

(in millions)		December 31, 2020
Current assets		$43
Noncurrent assets		93
Current liabilities		1,965
Noncurrent liabilities		167
Membership interests		(1,996)

	Years Ended December 31,
	2020	2019
Net revenues	$—	$—
Operating loss	(4,612)	(5)
Net (loss) income	(4,512)	246

Net (loss) income attributable to Duke Energy	$(2,121)	$116

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS
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

	Years Ended December 31,
(in millions)	2021	2020	2019
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$894	$753	$841
Indemnification coverages(b)	24	20	20
Joint Dispatch Agreement (JDA) revenue(c)	41	25	60
JDA expense(c)	207	114	186
Intercompany natural gas purchases(d)	11	15	15
Progress Energy
Corporate governance and shared service expenses(a)	$856	$715	$778
Indemnification coverages(b)	41	36	37
JDA revenue(c)	207	114	186
JDA expense(c)	41	25	60
Intercompany natural gas purchases(d)	75	75	76
Duke Energy Progress
Corporate governance and shared service expenses(a)	$504	$420	$462
Indemnification coverages(b)	19	17	15
JDA revenue(c)	207	114	186
JDA expense(c)	41	25	60
Intercompany natural gas purchases(d)	75	75	76
Duke Energy Florida
Corporate governance and shared service expenses(a)	$352	$295	$316
Indemnification coverages(b)	22	19	22
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$329	$326	$354
Indemnification coverages(b)	4	4	4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$409	$401	$412
Indemnification coverages(b)	8	8	7
Piedmont
Corporate governance and shared service expenses(a)	$139	$140	$138
Indemnification coverages(b)	3	3	3
Intercompany natural gas sales(d)	86	90	91
Natural gas storage and transportation costs(e)	22	23	23
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
December 31, 2021
Intercompany income tax receivable	$—	$—	$—	$40	$19	$—	$—
Intercompany income tax payable	62	—	84	—	—	10	27

December 31, 2020
Intercompany income tax receivable	$—	$—	$—	$—	$—	$9	$10
Intercompany income tax payable	31	33	46	35	2	—	—
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the years ended December 31, 2021, 2020 and 2019, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables segment and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Indiana	Ohio
Cash flow hedges	$2,415	$—	$—	$—	$—	$—
Undesignated contracts	1,177	350	500	500	300	27
Total notional amount(a)	$3,592	$350	$500	$500	$300	$27

	December 31, 2020
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Ohio
Cash flow hedges	$632	$—	$—	$—	$—
Undesignated contracts	1,177	400	750	750	27
Total notional amount(a)	$1,809	$400	$750	$750	$27
(a)    Duke Energy includes amounts related to consolidated VIEs of $665 million in cash flow hedges as of December 31, 2021, and $632 million in cash flow hedges as of December 31, 2020.
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the year ended December 31, 2021, 2020 and 2019, were not material. Duke Energy’s commodity derivatives designated as hedges include long-term electricity sales in the Commercial Renewables segment.
Undesignated Contracts
For the Subsidiary Registrants, bulk power electricity and natural gas purchases flow through fuel adjustment clauses, formula-based contracts or other cost sharing mechanisms. Differences between the costs included in rates and the incurred costs, including undesignated derivative contracts, are largely deferred as regulatory assets or regulatory liabilities. Piedmont policies allow for the use of financial instruments to hedge commodity price risks. The strategy and objective of these hedging programs are to use the financial instruments to reduce natural gas cost volatility for customers.
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

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	22,344	—	—	—	1,681	10,688	—
Natural gas (millions of Dth)	823	264	215	215	—	8	336

	December 31, 2020
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	35,409	—	—	—	2,559	10,802	—
Natural gas (millions of Dth)	678	145	158	158	—	2	373
(a)    Duke Energy includes 9,975 GWh and 22,048 GWh related to cash flow hedges as of December 31, 2021, and 2020, respectively.

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$199	$99	$72	$72	$—	$2	$23	$3
Noncurrent	113	63	50	50	—	—	—	—
Total Derivative Assets – Commodity Contracts	$312	$162	$122	$122	$—	$2	$23	$3
Interest Rate Contracts
Designated as Hedging Instruments
Current	$3	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$2	$—	$2	$2	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$8	$—	$2	$2	$—	$—	$—	$—
Total Derivative Assets	$320	$162	$124	$124	$—	$2	$23	$3

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$27	$—	$—	$—	$—	$—	$—	$—
Noncurrent	117	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$72	$18	$19	$5	$14	$—	$13	$21
Noncurrent	132	9	5	5	—	—	—	118
Total Derivative Liabilities – Commodity Contracts	$348	$27	$24	$10	$14	$—	$13	$139
Interest Rate Contracts
Designated as Hedging Instruments
Current	$75	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	10	8	—	—	—	1	—	—
Noncurrent	18	—	—	—	—	4	14	—
Total Derivative Liabilities – Interest Rate Contracts	$124	$8	$—	$—	$—	$5	$14	$—
Total Derivative Liabilities	$472	$35	$24	$10	$14	$5	$27	$139

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$30	$14	$9	$9	$—	$1	$6	$1
Noncurrent	13	6	6	6	—	—	—	—
Total Derivative Assets – Commodity Contracts	$43	$20	$15	$15	$—	$1	$6	$1
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$18	$—	$18	$18	$—	$—	$—	$—
Total Derivative Assets	$61	$20	$33	$33	$—	$1	$6	$1

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$14	$—	$—	$—	$—	$—	$—	$—
Noncurrent	70	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$30	$13	$2	$2	$—	$—	$1	$15
Noncurrent	137	3	27	12	—	—	—	107
Total Derivative Liabilities – Commodity Contracts	$251	$16	$29	$14	$—	$—	$1	$122
Interest Rate Contracts
Designated as Hedging Instruments
Current	$15	$—	$—	$—	$—	$—	$—	$—
Noncurrent	48	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	5	4	—	—	—	1	—	—
Noncurrent	5	—	—	—	—	5	—	—
Total Derivative Liabilities – Interest Rate Contracts	$73	$4	$—	$—	$—	$6	$—	$—
Total Derivative Liabilities	$324	$20	$29	$14	$—	$6	$1	$122

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$204	$99	$74	$74	$—	$2	$23	$3
Gross amounts offset	(25)	(16)	(9)	(9)	—	—	—	—
Net amounts presented in Current Assets: Other	$179	$83	$65	$65	$—	$2	$23	$3
Noncurrent
Gross amounts recognized	$116	$63	$50	$50	$—	$—	$—	$—
Gross amounts offset	(23)	(15)	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$93	$48	$42	$42	$—	$—	$—	$—

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$184	$26	$19	$5	$14	$1	$13	$21
Gross amounts offset	(11)	(6)	(5)	(5)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$173	$20	$14	$—	$14	$1	$13	$21
Noncurrent
Gross amounts recognized	$288	$9	$5	$5	$—	$4	$14	$118
Gross amounts offset	(12)	(8)	(5)	(5)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$276	$1	$—	$—	$—	$4	$14	$118

Derivative Assets	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$48	$14	$27	$27	$—	$1	$6	$1
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Assets: Other	$45	$12	$25	$25	$—	$1	$6	$1
Noncurrent
Gross amounts recognized	$13	$6	$6	$6	$—	$—	$—	$—
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$8	$5	$2	$2	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$64	$17	$2	$2	$—	$1	$1	$15
Gross amounts offset	(3)	(2)	(2)	(2)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$61	$15	$—	$—	$—	$1	$1	$15
Noncurrent
Gross amounts recognized	$260	$3	$27	$12	$—	$5	$—	$107
Gross amounts offset	(5)	(1)	(4)	(4)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$255	$2	$23	$8	$—	$5	$—	$107
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of December 31, 2021, and 2020.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$160	$—	$—	$177
Equity securities	4,905	43	7,350	4,138	54	6,235
Corporate debt securities	39	6	829	76	1	806
Municipal bonds	14	1	314	22	—	370
U.S. government bonds	31	12	1,568	51	—	1,361
Other debt securities	3	1	180	8	—	180
Total NDTF Investments	$4,992	$63	$10,401	$4,295	$55	$9,129
Other Investments
Cash and cash equivalents	$—	$—	$36	$—	$—	$127
Equity securities	36	—	156	79	—	146
Corporate debt securities	2	1	119	8	—	110
Municipal bonds	3	1	80	5	—	86
U.S. government bonds	—	—	56	—	—	42
Other debt securities	—	1	45	—	—	47
Total Other Investments	$41	$3	$492	$92	$—	$558
Total Investments	$5,033	$66	$10,893	$4,387	$55	$9,687
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2021, 2020 and 2019, were as follows.

	Years Ended December 31,
(in millions)	2021	2020	2019
FV-NI:
Realized gains	$724	$366	$172
Realized losses	141	174	151
AFS:
Realized gains	56	96	94
Realized losses	54	51	67
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$53	$—	$—	$30
Equity securities	2,887	19	4,265	2,442	23	3,685
Corporate debt securities	24	4	506	49	1	510
Municipal bonds	2	—	48	6	—	91
U.S. government bonds	16	3	712	25	—	475
Other debt securities	3	1	175	7	—	174
Total NDTF Investments	$2,932	$27	$5,759	$2,529	$24	$4,965

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2021, 2020 and 2019, were as follows.

	Years Ended December 31,
(in millions)	2021	2020	2019
FV-NI:
Realized gains	$440	$64	$113
Realized losses	96	99	107
AFS:
Realized gains	38	60	55
Realized losses	37	37	38
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$107	$—	$—	$147
Equity securities	2,018	24	3,085	1,696	31	2,550
Corporate debt securities	15	2	323	27	—	296
Municipal bonds	12	1	266	16	—	279
U.S. government bonds	15	9	856	26	—	886
Other debt securities	—	—	5	1	—	6
Total NDTF Investments	$2,060	$36	$4,642	$1,766	$31	$4,164
Other Investments
Cash and cash equivalents	$—	$—	$20	$—	$—	$106
Municipal bonds	2	—	26	3	—	26
Total Other Investments	$2	$—	$46	$3	$—	$132
Total Investments	$2,062	$36	$4,688	$1,769	$31	$4,296
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2021, 2020 and 2019, were as follows.

	Years Ended December 31,
(in millions)	2021	2020	2019
FV-NI:
Realized gains	$284	$302	$59
Realized losses	45	75	44
AFS:
Realized gains	16	24	36
Realized losses	14	13	29

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$94	$—	$—	$76
Equity securities	1,915	23	2,970	1,617	31	2,459
Corporate debt securities	15	2	282	27	—	296
Municipal bonds	12	1	266	16	—	279
U.S. government bonds	15	3	472	26	—	412
Other debt securities	—	—	5	1	—	6
Total NDTF Investments	$1,957	$29	$4,089	$1,687	$31	$3,528
Other Investments
Cash and cash equivalents	$—	$—	$16	$—	$—	$1
Total Other Investments	$—	$—	$16	$—	$—	$1
Total Investments	$1,957	$29	$4,105	$1,687	$31	$3,529
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2021, 2020 and 2019, were as follows.

	Years Ended December 31,
(in millions)	2021	2020	2019
FV-NI:
Realized gains	$283	$52	$38
Realized losses	44	59	33
AFS:
Realized gains	15	24	7
Realized losses	13	13	5
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$13	$—	$—	$71
Equity securities	103	1	115	79	—	91
Corporate debt securities	—	—	41	—	—	—
U.S. government bonds	—	6	384	—	—	474
Total NDTF Investments(a)	$103	$7	$553	$79	$—	$636
Other Investments
Cash and cash equivalents	$—	$—	$3	$—	$—	$1
Municipal bonds	2	—	26	3	—	26
Total Other Investments	$2	$—	$29	$3	$—	$27
Total Investments	$105	$7	$582	$82	$—	$663
(a)    During the years ended December 31, 2021, and 2020, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2021, 2020 and 2019, were as follows.

	Years Ended December 31,
(in millions)	2021	2020	2019
FV-NI:
Realized gains	$1	$250	$21
Realized losses	1	16	11
AFS:
Realized gains	1	—	29
Realized losses	1	—	24
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	December 31, 2021			December 31, 2020
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$1
Equity securities	6	—	97	58	—	97
Corporate debt securities	—	—	6	—	—	3
Municipal bonds	1	1	46	1	—	38
U.S. government bonds	—	—	12	—	—	4
Total Investments	$7	$1	$161	$59	$—	$143
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2021, 2020 and 2019, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$159	$3	$138	$31	$107	$7
Due after one through five years	957	337	546	256	290	25
Due after five through 10 years	550	226	248	231	17	10
Due after 10 years	1,525	875	544	507	37	22
Total	$3,191	$1,441	$1,476	$1,025	$451	$64
16. FAIR VALUE MEASUREMENTS
Fair value is the exchange price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value definition focuses on an exit price versus the acquisition cost. Fair value measurements use market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. A midmarket pricing convention (the midpoint price between bid and ask prices) is permitted for use as a practical expedient.
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

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$160	$160	$—	$—	$—
NDTF equity securities	7,350	7,300	—	—	50
NDTF debt securities	2,891	967	1,924	—	—
Other equity securities	156	156	—	—	—
Other debt securities	300	45	255	—	—
Other cash and cash equivalents	36	36	—	—	—
Derivative assets	320	3	293	24	—
Total assets	11,213	8,667	2,472	24	50
Derivative liabilities	(472)	(13)	(314)	(145)	—
Net assets (liabilities)	$10,741	$8,654	$2,158	$(121)	$50

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$177	$177	$—	$—	$—
NDTF equity securities	6,235	6,189	—	—	46
NDTF debt securities	2,717	874	1,843	—	—
Other equity securities	146	146	—	—	—
Other debt securities	285	37	248	—	—
Other cash and cash equivalents	127	127	—	—	—
Derivative assets	61	1	53	7	—
Total assets	9,748	7,551	2,144	7	46
Derivative liabilities	(324)	—	(240)	(84)	—
Net assets (liabilities)	$9,424	$7,551	$1,904	$(77)	$46
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2021	2020
Balance at beginning of period	$(77)	$(102)
Total pretax realized or unrealized losses included in comprehensive income	(75)	(84)
Purchases, sales, issuances and settlements:
Purchases	21	14
Settlements	(5)	(19)
Net transfers Out of Level 3(a)	—	117
Total gains (losses) included on the Consolidated Balance Sheet	15	(3)
Balance at end of period	$(121)	$(77)
(a)    Transferred from Level 3 to Level 2 because observable market data became available.
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$53	$53	$—	$—
NDTF equity securities	4,265	4,215	—	50
NDTF debt securities	1,441	339	1,102	—
Derivative assets	162	—	162	—
Total assets	5,921	4,607	1,264	50
Derivative liabilities	(35)	—	(35)	—
Net assets	$5,886	$4,607	$1,229	$50

	December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$30	$30	$—	$—
NDTF equity securities	3,685	3,639	—	46
NDTF debt securities	1,250	192	1,058	—
Derivative assets	20	—	20	—
Total assets	4,985	3,861	1,078	46
Derivative liabilities	(20)	—	(20)	—
Net assets	$4,965	$3,861	$1,058	$46

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$107	$107	$—	$147	$147	$—
NDTF equity securities	3,085	3,085	—	2,550	2,550	—
NDTF debt securities	1,450	628	822	1,467	682	785
Other debt securities	26	—	26	26	—	26
Other cash and cash equivalents	20	20	—	106	106
Derivative assets	124	—	124	33	—	33
Total assets	4,812	3,840	972	4,329	3,485	844
Derivative liabilities	(24)	—	(24)	(29)	—	(29)
Net assets	$4,788	$3,840	$948	$4,300	$3,485	$815
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$94	$94	$—	$76	$76	$—
NDTF equity securities	2,970	2,970	—	2,459	2,459	—
NDTF debt securities	1,025	289	736	993	237	756
Other cash and cash equivalents	16	16	—	1	1	—
Derivative assets	124	—	124	33	—	33
Total assets	4,229	3,369	860	3,562	2,773	789
Derivative liabilities	(10)	—	(10)	(14)	—	(14)
Net assets	$4,219	$3,369	$850	$3,548	$2,773	$775
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$13	$13	$—	$71	$71	$—
NDTF equity securities	115	115	—	91	91	—
NDTF debt securities	425	339	86	474	445	29
Other debt securities	26	—	26	26	—	26
Other cash and cash equivalents	3	3	—	1	1	—
Total assets	582	470	112	663	608	55
Derivative liabilities	(14)	—	(14)	—	—	—
Net assets	$568	$470	$98	$663	$608	$55
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets were not material at December 31, 2021, and 2020.

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2021				December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$97	$97	$—	$—	$97	$97	$—	$—
Other debt securities	64	—	64	—	45	—	45	—
Other cash equivalents	—	—	—	—	1	1	—	—
Derivative assets	23	1	—	22	6	—	—	6
Total assets	184	98	64	22	149	98	45	6
Derivative liabilities	(27)	(13)	(14)	—	(1)	(1)	—	—
Net assets	$157	$85	$50	$22	$148	$97	$45	$6
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2021	2020
Balance at beginning of period	$6	$11
Purchases, sales, issuances and settlements:
Purchases	18	10
Settlements	(16)	(13)
Total gains (losses) included on the Consolidated Balance Sheet	14	(2)
Balance at end of period	$22	$6
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2021			December 31, 2020
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$3	$3	$—	$1	$1	$—
Derivative liabilities	(139)	—	(139)	(122)	—	(122)
Net (liabilities) assets	$(136)	$3	$(139)	$(121)	$1	$(122)
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

Derivatives (net)
Year Ended December 31,
(in millions)	2020
Balance at beginning of period	$(117)
Net transfers Out of Level 3(a)	117
Balance at end of period	$—
(a)    Transferred from Level 3 to Level 2 because observable market data became available.

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2021
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(145)	RTO forward pricing	Forward electricity curves – price per MWh	$19.04	–	$139.11	$37.57
Duke Energy Ohio
FTRs	2	RTO auction pricing	FTR price – per MWh	0.06	–	1.79	0.96
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(1.18)	–	13.11	2.68
Duke Energy
Total Level 3 derivatives	$(121)

	December 31, 2020
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(84)	Discounted cash flow	Forward electricity curves – price per MWh	$14.68	–	$151.84	$28.84
Duke Energy Ohio
FTRs	1	RTO auction pricing	FTR price – per MWh	0.25	–	1.68	0.79
Duke Energy Indiana
FTRs	6	RTO auction pricing	FTR price – per MWh	(2.40)	–	7.41	1.05
Duke Energy
Total Level 3 derivatives	$(77)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	December 31, 2021		December 31, 2020
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$63,835	$69,683	$59,863	$69,292
Duke Energy Carolinas	13,275	15,101	12,218	14,917
Progress Energy	20,823	23,751	19,264	23,470
Duke Energy Progress	10,249	11,252	9,258	10,862
Duke Energy Florida	8,482	9,772	7,915	9,756
Duke Energy Ohio	3,193	3,570	3,089	3,650
Duke Energy Indiana	4,323	5,067	4,091	5,204
Piedmont	2,968	3,278	2,780	3,306
(a)    Book value of long-term debt includes $1.25 billion as of December 31, 2021, and $1.3 billion as of December 31, 2020, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both December 31, 2021, and December 31, 2020, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

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
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2021, 2020 and 2019, or is expected to be provided in the future, that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2023	January 2025	April 2023	April 2023
Credit facility amount	$350	$475	$350	$250
Amounts borrowed at December 31, 2021	350	475	350	250
Amounts borrowed at December 31, 2020	350	364	250	250
Restricted Receivables at December 31, 2021	587	844	574	427
Restricted Receivables at December 31, 2020	547	696	500	397

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,
(in millions)	2021	2020
Receivables of VIEs	$5	$4
Regulatory Assets: Current	54	53
Current Assets: Other	39	39
Other Noncurrent Assets: Regulatory assets	883	937
Current Liabilities: Other	9	10
Current maturities of long-term debt	56	55
Long-Term Debt	946	1,002
Storm Recovery Bonds – Duke Energy Carolinas NC Storm Funding and Duke Energy Progress NC Storm Funding
Duke Energy Carolinas NC Storm Funding, LLC. (DECNCSF) and Duke Energy Progress NC Storm Funding, LLC. (DEPNCSF) are bankruptcy remote, wholly owned special purpose subsidiaries of Duke Energy Carolinas and Duke Energy Progress, respectively. These entities were formed in 2021 for the sole purpose of issuing storm recovery bonds to finance certain of Duke Energy Carolinas’ and Duke Energy Progress’ unrecovered regulatory assets related to storm costs.
In November 2021, DECNCSF and DEPNCSF issued $237 million and $770 million of senior secured bonds, respectively and used the proceeds to acquire storm recovery property from Duke Energy Carolinas and Duke Energy Progress. The storm recovery property was created by state legislation and NCUC financing orders for the purpose of financing storm costs incurred in 2018 and 2019. The storm recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable charge from all Duke Energy Carolinas’ and Duke Energy Progress’ retail customers until the bonds are paid in full and all financing costs have been recovered. The storm recovery bonds are secured by the storm recovery property and cash collections from the storm recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Carolinas or Duke Energy Progress. For additional information, see Notes 3 and 6.
DECNCSF and DEPNCSF are considered VIEs primarily because the equity capitalization is insufficient to support their operations. Duke Energy Carolinas and Duke Energy Progress have the power to direct the significant activities of the VIEs as described above and therefore Duke Energy Carolinas and Duke Energy Progress are considered the primary beneficiaries and consolidate DECNCSF and DEPNCSF, respectively.
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	December 31, 2021
	Duke Energy	Duke Energy
(in millions)	Carolinas	Progress
Regulatory Assets: Current	$12	$39
Other Noncurrent Assets: Regulatory assets	220	720
Other Noncurrent Assets: Other	1	4
Interest Accrued	1	2
Current maturities of long-term debt	5	15
Long-Term Debt	228	747
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The table below presents material balances reported on Duke Energy's Consolidated Balance Sheets related to Commercial Renewables VIEs.

	December 31,
(in millions)	2021	2020
Current Assets: Other	$215	$257
Property, Plant and Equipment: Cost	7,339	6,394
Accumulated depreciation and amortization	(1,474)	(1,242)
Other Noncurrent Assets: Other	62	67
Current maturities of long-term debt	167	167
Long-Term Debt	1,475	1,569
Other Noncurrent Liabilities: AROs	173	148
Other Noncurrent Liabilities: Other	319	316
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Consolidated Balance Sheets.

	December 31, 2021
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$79	$97
Investments in equity method unconsolidated affiliates	15	508	523	—	—
Other noncurrent assets	61	—	61	—	—
Total assets	$76	$508	$584	$79	$97
Other current liabilities	47	4	51	—	—
Other noncurrent liabilities	54	3	57	—	—
Total liabilities	$101	$7	$108	$—	$—
Net (liabilities) assets	$(25)	$501	$476	$79	$97

	December 31, 2020
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$83	$110
Investments in equity method unconsolidated affiliates	—	530	530	—	—
Other noncurrent assets	31	—	31	—	—
Total assets	$31	$530	$561	$83	$110
Other current liabilities	928	5	933	—	—
Other noncurrent liabilities	8	10	18	—	—
Total liabilities	$936	$15	$951	$—	$—
Net (liabilities) assets	$(905)	$515	$(390)	$83	$110
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2021	2020	2021	2020
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	1.1%	1.6%	1.1%	1.6%
Receivable turnover rate	13.5%	13.4%	11.3%	11.3%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	December 31,		December 31,
(in millions)	2021	2020	2021	2020
Receivables sold	$269	$270	$328	$344
Less: Retained interests	79	83	97	110
Net receivables sold	$190	$187	$231	$234
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Sales
Receivables sold	$2,023	$1,905	$1,979	$2,909	$2,631	$2,837
Loss recognized on sale	10	10	14	13	12	17
Cash flows
Cash proceeds from receivables sold	2,018	1,875	1,993	2,909	2,586	2,860
Collection fees received	1	1	1	1	1	1
Return received on retained interests	4	4	6	6	5	9

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
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

FINANCIAL STATEMENTS	REVENUE
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

	Remaining Performance Obligations
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Progress Energy	$109	$53	$45	$7	$7	$43	$264
Duke Energy Progress	8	8	8	—	—	—	24
Duke Energy Florida	101	45	37	7	7	43	240
Duke Energy Indiana	1	9	14	14	14	12	64
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

	Remaining Performance Obligations
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Piedmont	$71	$64	$61	$60	$50	$286	$592
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

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$10,097	$3,054	$5,084	$2,156	$2,928	$767	$1,188	$—
General	6,375	2,210	2,883	1,378	1,505	440	825	—
Industrial	2,924	1,145	894	634	260	135	750	—
Wholesale	2,199	472	1,385	1,164	221	56	285	—
Other revenues	879	264	716	387	329	83	86	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$22,474	$7,145	$10,962	$5,719	$5,243	$1,481	$3,134	$—

Gas Utilities and Infrastructure
Residential	$1,131	$—	$—	$—	$—	$354	$—	$777
Commercial	561	—	—	—	—	143	—	418
Industrial	158	—	—	—	—	20	—	137
Power Generation	—	—	—	—	—	—	—	92
Other revenues	133	—	—	—	—	28	—	45
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,983	$—	$—	$—	$—	$545	$—	$1,469

Commercial Renewables
Revenue from contracts with customers	$217	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$29	$—	$—	$—	$—	$—	$—	$—

Total revenue from contracts with customers	$24,703	$7,145	$10,962	$5,719	$5,243	$2,026	$3,134	$1,469

Other revenue sources(a)	$394	$(43)	$95	$61	$16	$11	$40	$100
Total revenues	$25,097	$7,102	$11,057	$5,780	$5,259	$2,037	$3,174	$1,569
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

	Years Ended December 31, 2020 and 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$76	$10	$16	$8	$7	$4	$3	$6
Cumulative Change in Accounting Principle	5	1	2	1	1	—	—	1
Write-Offs	(58)	(13)	(23)	(8)	(14)	—	—	(6)
Credit Loss Expense	75	13	29	9	20	—	—	11
Other Adjustments	48	12	13	13	—	—	—	—
Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12
Write-Offs	(58)	(21)	(25)	(12)	(13)	—	—	(9)
Credit Loss Expense	54	27	25	11	14	—	—	7
Other Adjustments	(20)	13	(1)	(1)	1	—	—	5
Balance at December 31, 2021	$122	$42	$36	$21	$16	$4	$3	$15
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

FINANCIAL STATEMENTS	REVENUE
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables(a)(b)	$964	$316	$266	$193	$73	$4	$27	$106
0-30 days	2,104	595	800	405	393	42	51	202
30-60 days	212	77	72	44	28	4	13	12
60-90 days	88	37	41	21	20	1	1	2
90+ days	249	106	65	37	28	47	11	7
Deferred Payment Arrangements(c)	115	55	45	22	23	2	—	4
Trade and Other Receivables	$3,732	$1,186	$1,289	$722	$565	$100	$103	$333

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables(a)(b)	$969	$328	$283	$167	$116	$2	$16	$86
0-30 days	1,789	445	707	398	307	60	26	149
30-60 days	185	80	54	25	29	8	3	8
60-90 days	22	1	10	4	6	2	1	3
90+ days	119	16	32	9	23	30	12	9
Deferred Payment Arrangements(c)	215	96	80	52	28	—	—	7
Trade and Other Receivables	$3,299	$966	$1,166	$655	$509	$102	$58	$262
(a)    Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Consolidated Balance Sheets.
(b)    Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 17 for further information. These receivables for unbilled revenues are $82 million and $121 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2021, and $87 million and $134 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2020.
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

	Years Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Net Income available to Duke Energy common stockholders	$3,802	$1,270	$3,707
Less: Income (Loss) from discontinued operations	7	7	(7)
Accumulated preferred stock dividends adjustment	—	1	(15)
Less: Impact of participating securities	4	2	5
Income from continuing operations available to Duke Energy common stockholders	$3,791	$1,262	$3,694
Weighted average common shares outstanding – basic	769	737	729
Equity forwards	—	1	—
Weighted average common shares outstanding – diluted	769	738	729
EPS from continuing operations available to Duke Energy common stockholders
Basic and Diluted	$4.93	$1.71	$5.07
Potentially dilutive items excluded from the calculation(a)	2	2	2
Dividends declared per common share	$3.90	$3.82	$3.75
Dividends declared on Series A preferred stock per depositary share	$1.437	$1.437	$1.03
Dividends declared on Series B preferred stock per share	$48.750	$49.292	$—
(a)    Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
Common Stock
In November 2019, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it may sell up to $1.5 billion of its common stock through a new at-the-market (ATM) offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy may issue and sell shares of common stock through September 2022.
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

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY
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
20. SEVERANCE
During 2021, Duke Energy reviewed its operations and identified opportunities for improvement to better serve its customers. This operational review included workforce realignment to ensure the company is staffed with the right skill sets and number of teammates to execute the long-term vision for Duke Energy. As such, Duke Energy extended involuntary severance benefits to certain employees in specific areas as a part of these workforce realignment efforts.
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
The following table presents the direct and allocated severance and related charges accrued for approximately 290 employees in 2021, 30 employees in 2020 and 140 employees in 2019, by the Duke Energy Registrants within Operation, maintenance and other on the Consolidated Statements of Operations.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Year Ended December 31, 2021(a)(b)	$69	$33	$26	$20	$6	$2	$3	$2
Year Ended December 31, 2020(c)(d)	(85)	(58)	(28)	(31)	3	—	—	—
Year Ended December 31, 2019	16	8	6	3	3	—	1	1
(a)    Includes amortization of deferred severance charges of approximately $33 million, $22 million, $11 million and $11 million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(b)    Includes adjustments associated with 2018 severance charges of approximately $(3) million, $(2) million and $(1) million for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(c)    Includes unamortized deferred severance charges of approximately $(86) million, $(57) million, $(29) million and $(29) million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(d)    Includes adjustments associated with 2018 severance charges of approximately $(6) million, $(2) million, $(3) million and $(2) million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.

FINANCIAL STATEMENTS	SEVERANCE
The table below presents the severance liability for past and ongoing severance plans including the plans described above.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2020	$11	$2	$3	$1	$2	$—	$1	$—
Provision/Adjustments	36	1	1	1	—	—	—	—
Cash Reductions	(8)	(1)	(2)	(1)	(1)	—	(1)	—
Balance at December 31, 2021	$39	$2	$2	$1	$1	$—	$—	$—
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
The following table summarizes the total expense recognized by the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2021	2020	2019
Duke Energy	$64	$61	$65
Duke Energy Carolinas	23	22	24
Progress Energy	24	23	24
Duke Energy Progress	15	15	15
Duke Energy Florida	9	9	9
Duke Energy Ohio	5	4	5
Duke Energy Indiana	6	6	6
Piedmont	3	3	3
Duke Energy's pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2021	2020	2019
RSU awards	$49	$46	$44
Performance awards	39	38	45
Pretax stock-based compensation cost	$88	$84	$89
Stock-based compensation costs capitalized	5	5	5
Stock-based compensation expense	$83	$79	$84
Tax benefit associated with stock-based compensation expense	$19	$18	$19
RESTRICTED STOCK UNIT AWARDS
RSU awards generally vest over periods from immediate to three years. Fair value amounts are based on the market price of Duke Energy's common stock on the grant date. The following table includes information related to RSU awards.

	Years Ended December 31,
	2021	2020	2019
Shares granted (in thousands)	673	498	571
Fair value (in millions)	$59	$50	$51

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION
The following table summarizes information about RSU awards outstanding.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2020	939	$93
Granted	673	88
Vested	(502)	89
Forfeited	(67)	92
Outstanding at December 31, 2021	1,043	92
RSU awards expected to vest	996	92
The total grant date fair value of shares vested during the years ended December 31, 2021, 2020 and 2019, was $45 million, $43 million and $49 million, respectively. At December 31, 2021, Duke Energy had $35 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 23 months.
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
Relative TSR is valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant are incorporated within the model. For performance awards granted in 2021, the model used a risk-free interest rate of 0.24%, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 26.9% based on Duke Energy's historical volatility over three years using daily stock prices.
The following table includes information related to stock-based performance awards.

	Years Ended December 31,
	2021	2020	2019
Shares granted assuming target performance (in thousands)	380	319	320
Fair value (in millions)	$33	$34	$27
The following table summarizes information about stock-based performance awards outstanding and assumes payout at the target level.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2020	962	$87
Granted	380	88
Vested	(346)	73
Forfeited	(44)	92
Outstanding at December 31, 2021	952	93
Stock-based performance awards expected to vest	927	93
The total grant date fair value of shares vested during the years ended December 31, 2021, and 2020, was $25 million and $36 million, respectively. At December 31, 2021, Duke Energy had $20 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 22 months.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
22. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The Duke Energy plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings, age or age and years of service and interest credits. Certain employees are eligible for benefits that use a final average earnings formula. Under these final average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-, four-, or five-year average earnings, (ii) highest three-, four-, or five-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) or (iii) highest three-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans that cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new participants.
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan assets as of December 31, 2021, were primarily attributable to actual investment performance that was less than expected investment performance. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2021, were primarily attributable to the increase in the discount rate used to measure plan obligations. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan assets as of December 31, 2020, were attributable to actual investment performance that exceeded expected investment performance. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2020, were primarily attributable to the decrease in the discount rate used to measure plan obligations.
Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented prior to capitalization of amounts reflected as Net property, plant and equipment, on the Consolidated Balance Sheets. Only the service cost component of net periodic benefit costs is eligible to be capitalized. The remaining non-capitalized portions of net periodic benefit costs are classified as either: (1) service cost, which is recorded in Operations, maintenance and other on the Consolidated Statements of Operations; or as (2) components of non-service cost, which is recorded in Other income and expenses, net on the Consolidated Statements of Operations. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Consolidated Statements of Operations of the Subsidiary Registrants also include allocated net periodic benefit costs for their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. However, in the tables below, these amounts are only presented within the Duke Energy column (except for amortization of settlement charges). These allocated amounts are included in the governance and shared service costs discussed in Note 13.
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy does not anticipate making any contributions in 2022. The following table includes information related to the Duke Energy Registrants’ contributions to its qualified defined benefit pension plans.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions Made:
2021	$—	$—	$—	$—	$—	$—	$—	$—
2020	—	—	—	—	—	—	—	—
2019	77	7	57	4	53	2	2	1
QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$176	$56	$50	$29	$21	$5	$10	$6
Interest cost on projected benefit obligation	220	51	70	30	39	13	18	7
Expected return on plan assets	(558)	(141)	(187)	(84)	(102)	(28)	(40)	(20)
Amortization of actuarial loss	133	29	38	18	20	7	13	10
Amortization of prior service credit	(29)	(8)	(2)	(1)	(1)	(1)	(2)	(9)
Amortization of settlement charges	9	5	2	2	1	—	—	1
Net periodic pension costs(a)(b)	$(49)	$(8)	$(29)	$(6)	$(22)	$(4)	$(1)	$(5)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$165	$51	$48	$27	$21	$5	$9	$6
Interest cost on projected benefit obligation	269	62	85	38	46	15	22	9
Expected return on plan assets	(572)	(145)	(190)	(87)	(101)	(28)	(42)	(21)
Amortization of actuarial loss	128	28	41	18	23	6	12	9
Amortization of prior service credit	(32)	(8)	(3)	(2)	(1)	—	(2)	(9)
Amortization of settlement charges	18	9	7	6	1	—	1	1
Net periodic pension costs(a)(b)	$(24)	$(3)	$(12)	$—	$(11)	$(2)	$—	$(5)

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$158	$49	$46	$26	$20	$4	$9	$5
Interest cost on projected benefit obligation	317	75	100	45	54	18	26	10
Expected return on plan assets	(567)	(147)	(178)	(88)	(89)	(28)	(43)	(22)
Amortization of actuarial loss	108	24	39	15	24	4	8	8
Amortization of prior service credit	(32)	(8)	(3)	(2)	(1)	—	(2)	(9)
Amortization of settlement charge	6	2	1	1	—	2	—	—
Net periodic pension costs(a)(b)	$(10)	$(5)	$5	$(3)	$8	$—	$(2)	$(8)
(a)    Duke Energy amounts exclude $3 million, $4 million and $4 million for the years ended December 2021, 2020 and 2019, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $2 million and $2 million for the years ended December 2021, 2020 and 2019, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net decrease	$(261)	$(57)	$(128)	$(31)	$(97)	$(17)	$(19)	$(5)
Accumulated other comprehensive loss (income)
Deferred income tax expense	$1	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year service credit	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(8)	—	(1)	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(6)	$—	$(1)	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(62)	$(39)	$(26)	$(30)	$4	$(2)	$5	$(1)
Accumulated other comprehensive loss (income)
Deferred income tax expense	$2	$—	$1	$—	$1	$—	$—	$—
Amortization of prior year service credit	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(11)	—	(1)	—	(3)	—	—	—
Net amount recognized in accumulated other comprehensive income	$(8)	$—	$—	$—	$(2)	$—	$—	$—
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,634	$1,988	$2,715	$1,193	$1,507	$502	$715	$293
Service cost	168	54	48	28	20	5	9	6
Interest cost	220	51	70	30	39	13	18	7
Actuarial gain	(200)	(42)	(108)	(18)	(89)	(10)	(10)	(5)
Benefits paid	(615)	(148)	(161)	(80)	(81)	(50)	(52)	(28)
Transfers	—	—	(4)	—	(4)	(10)	—	—
Obligation at measurement date	$8,207	$1,903	$2,560	$1,153	$1,392	$450	$680	$273
Accumulated Benefit Obligation at measurement date	$8,144	$1,904	$2,529	$1,154	$1,361	$439	$672	$274
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$9,337	$2,381	$3,049	$1,422	$1,605	$472	$684	$343
Actual return on plan assets	513	132	169	79	90	26	37	19
Benefits paid	(615)	(148)	(161)	(80)	(81)	(50)	(52)	(28)
Transfers	—	—	(4)	—	(4)	(10)	—	—
Plan assets at measurement date	$9,235	$2,365	$3,053	$1,421	$1,610	$438	$669	$334
Funded status of plan	$1,028	$462	$493	$268	$218	$(12)	$(11)	$61

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,321	$1,923	$2,608	$1,170	$1,424	$481	$693	$292
Service cost	157	49	46	26	20	4	8	5
Interest cost	269	62	85	38	46	15	22	9
Actuarial loss	433	83	144	50	93	21	46	14
Benefits paid	(541)	(137)	(160)	(83)	(76)	(34)	(49)	(27)
Benefits paid – settlements	(5)	—	—	—	—	—	(5)	—
Transfers	—	8	(8)	(8)	—	15	—	—
Obligation at measurement date	$8,634	$1,988	$2,715	$1,193	$1,507	$502	$715	$293
Accumulated Benefit Obligation at measurement date	$8,577	$1,989	$2,684	$1,194	$1,476	$493	$709	$294
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8,910	$2,263	$2,898	$1,364	$1,515	$443	$667	$335
Actual return on plan assets	973	247	319	149	166	48	71	35
Benefits paid	(541)	(137)	(160)	(83)	(76)	(34)	(49)	(27)
Benefits paid – settlements	(5)	—	—	—	—	—	(5)	—
Transfers	—	8	(8)	(8)	—	15	—	—
Plan assets at measurement date	$9,337	$2,381	$3,049	$1,422	$1,605	$472	$684	$343
Funded status of plan	$703	$393	$334	$229	$98	$(30)	$(31)	$50
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$1,071	$462	$494	$268	$219	$74	$100	$61
Noncurrent pension liability(b)	$43	$—	$1	$—	$1	$86	$111	$—
Net asset (liability) recognized	$1,028	$462	$493	$268	$218	$(12)	$(11)	$61
Regulatory assets	$1,649	$324	$563	$252	$311	$93	$190	$75
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(20)	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	92	—	1	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$71	$—	$1	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$780	$393	$379	$229	$143	$58	$79	$50
Noncurrent pension liability(b)	$77	$—	$45	$—	$45	$88	$110	$—
Net asset (liability) recognized	$703	$393	$334	$229	$98	$(30)	$(31)	$50
Regulatory assets	$1,910	$381	$691	$283	$408	$110	$209	$80
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(21)	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(2)	—	—	—	—	—	—	—
Net actuarial loss	100	—	2	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$77	$—	$2	$—	$—	$—	$—	$—
(a)    Included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
(b)    Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2021
	Duke	Duke
	Energy	Energy
(in millions)	Ohio	Indiana
Projected benefit obligation	$153	$284
Accumulated benefit obligation	143	275
Fair value of plan assets	67	173

	December 31, 2020
			Duke	Duke	Duke
	Duke	Progress	Energy	Energy	Energy
(in millions)	Energy	Energy	Florida	Ohio	Indiana
Projected benefit obligation	$4,914	$828	$828	$184	$293
Accumulated benefit obligation	4,856	796	796	176	285
Fair value of plan assets	4,837	783	783	96	183
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
The average remaining service period for participants in active plans and life expectancy of participants in inactive plans is 14 years for Duke Energy, Duke Energy Progress and Duke Energy Ohio, 15 years for Progress Energy and Duke Energy Florida, 13 years for Duke Energy Carolinas and Duke Energy Indiana and nine years for Piedmont.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2021			2020			2019
Benefit Obligations
Discount rate			2.90%			2.60%			3.30%
Interest crediting rate			4.00%			4.00%			4.00%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Net Periodic Benefit Cost
Discount rate			2.60%			3.30%			4.30%
Interest crediting rate			4.00%			4.00%			4.00%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Expected long-term rate of return on plan assets			6.50%			6.85%			6.85%
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2022	$652	$174	$177	$95	$81	$37	$48	$27
2023	653	173	180	97	82	36	48	24
2024	645	171	181	96	84	35	47	23
2025	632	168	180	94	85	34	47	20
2026	605	155	176	90	86	33	45	21
2027-2031	2,705	655	818	389	426	149	218	85
NON-QUALIFIED PENSION PLANS
The accumulated benefit obligation, which equals the projected benefit obligation for non-qualified pension plans, was $300 million for Duke Energy, $12 million for Duke Energy Carolinas, $104 million for Progress Energy, $31 million for Duke Energy Progress, $41 million for Duke Energy Florida, $3 million for Duke Energy Ohio, $2 million for Duke Energy Indiana and $3 million for Piedmont as of December 31, 2021.
Employer contributions, which equal benefits paid for non-qualified pension plans, were $24 million for Duke Energy, $1 million for Duke Energy Carolinas, $8 million for Progress Energy, $3 million for Duke Energy Progress and $3 million for Duke Energy Florida for the year ended December 31, 2021. Employer contributions were not material for Duke Energy Ohio, Duke Energy Indiana or Piedmont for the year ended December 31, 2021.
Net periodic pension costs for non-qualified pension plans were not material for the years ended December 31, 2021, 2020 or 2019.
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
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2021, 2020 or 2019.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$1	$—	$—	$—	$1	$—
Interest cost on accumulated post-retirement benefit obligation	18	4	7	4	3	1	1	1
Expected return on plan assets	(11)	(7)	—	—	—	—	—	(2)
Amortization of actuarial loss	2	—	1	—	1	—	4	—
Amortization of prior service credit	(13)	(4)	(2)	(1)	(1)	(1)	(1)	(2)
Net periodic post-retirement benefit costs (a)(b)	$—	$(6)	$7	$3	$3	$—	$5	$(3)

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$1	$—	$—	$—	$1	$—
Interest cost on accumulated post-retirement benefit obligation	23	5	10	5	4	1	2	1
Expected return on plan assets	(13)	(8)	—	—	—	—	—	(2)
Amortization of actuarial loss	2	—	1	—	1	—	4	—
Amortization of prior service credit	(14)	(4)	(3)	(1)	(2)	(1)	(1)	(2)
Net periodic post-retirement benefit costs(a)(b)	$2	$(6)	$9	$4	$3	$—	$6	$(3)

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$1	$—	$1	$—	$1	$—
Interest cost on accumulated post-retirement benefit obligation	30	7	12	7	5	1	3	1
Expected return on plan assets	(12)	(7)	—	—	—	—	—	(1)
Amortization of actuarial loss	4	2	1	—	1	—	4	—
Amortization of prior service credit	(19)	(5)	(8)	(1)	(7)	(1)	(1)	(2)
Net periodic post-retirement benefit costs(a)(b)	$7	$(2)	$6	$6	$—	$—	$7	$(2)
(a)    Duke Energy amounts exclude $5 million, $6 million and $6 million for the years ended December 2021, 2020 and 2019, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $1 million and $2 million for the years ended December 2021, 2020 and 2019, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(15)	$—	$(18)	$(9)	$(9)	$4	$(4)	$—
Regulatory liabilities, net increase	$23	$12	$—	$—	$—	$4	$1	$2
Accumulated other comprehensive (income) loss
Amortization of prior year actuarial gain	$(1)	$—	$—	$—	$—	$—	$—	$—
Net amount recognized in accumulated other comprehensive income	$(1)	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$9	$—	$9	$6	$3	$—	$(4)	$—
Regulatory liabilities, net decrease	$(10)	$(7)	$—	$—	$—	$—	$(1)	$—
Accumulated other comprehensive (income) loss
Amortization of prior year service credit	$1	$—	$—	$—	$—	$—	$—	$—
Net amount recognized in accumulated other comprehensive income	$1	$—	$—	$—	$—	$—	$—	$—
Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$709	$174	$299	$166	$130	$27	$61	$30
Service cost	4	1	1	—	—	—	1	—
Interest cost	18	4	7	4	3	1	1	1
Plan participants' contributions	14	3	5	3	2	1	2	—
Actuarial gains	(47)	(14)	(20)	(10)	(10)	(1)	(2)	(2)
Benefits paid	(73)	(19)	(29)	(16)	(13)	(3)	(9)	(2)
Accumulated post-retirement benefit obligation at measurement date	$625	$149	$263	$147	$112	$25	$54	$27
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$237	$139	$(1)	$(2)	$(1)	$9	$7	$37
Actual return on plan assets	15	9	—	—	—	1	—	3
Benefits paid	(73)	(19)	(29)	(16)	(13)	(3)	(9)	(2)
Employer contributions	18	3	24	13	10	1	6	1
Plan participants' contributions	14	3	5	3	2	1	2	—
Plan assets at measurement date	$211	$135	$(1)	$(2)	$(2)	$9	$6	$39
Funded status of plan	$(414)	$(14)	$(264)	$(149)	$(114)	$(16)	$(48)	$12

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$723	$175	$303	$168	$135	$29	$64	$30
Service cost	4	1	1	—	—	—	1	—
Interest cost	23	5	10	5	4	1	2	1
Plan participants' contributions	15	3	5	3	2	1	2	—
Actuarial losses	19	8	8	5	2	—	1	1
Benefits paid	(75)	(18)	(28)	(15)	(13)	(4)	(9)	(2)
Accumulated post-retirement benefit obligation at measurement date	$709	$174	$299	$166	$130	$27	$61	$30
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$220	$130	$(1)	$(1)	$—	$9	$5	$34
Actual return on plan assets	24	14	—	—	—	—	1	4
Benefits paid	(75)	(18)	(28)	(15)	(13)	(4)	(9)	(2)
Employer contributions	53	10	23	11	10	3	8	1
Plan participants' contributions	15	3	5	3	2	1	2	—
Plan assets at measurement date	$237	$139	$(1)	$(2)	$(1)	$9	$7	$37
Funded status of plan	$(472)	$(35)	$(300)	$(168)	$(131)	$(18)	$(54)	$7
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit	$12	$—	$—	$—	$—	$1	$—	$12
Current post-retirement liability(a)	9	—	5	3	2	1	—	—
Noncurrent post-retirement liability(b)	417	14	259	146	112	16	48	—
Net liability (asset) recognized	$414	$14	$264	$149	$114	$16	$48	$(12)
Regulatory assets	$129	$—	$126	$79	$47	$4	$28	$—
Regulatory liabilities	$162	$44	$—	$—	$—	$21	$63	$5
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial gain	(14)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(12)	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit	$8	$—	$—	$—	$—	$1	$—	$7
Current post-retirement liability(a)	9	—	6	4	2	2	—	—
Noncurrent post-retirement liability(b)	471	35	294	164	129	17	54	—
Net liability (asset) recognized	$472	$35	$300	$168	$131	$18	$54	$(7)
Regulatory assets	$144	$—	$144	$88	$56	$—	$32	$—
Regulatory liabilities	$139	$32	$—	$—	$—	$17	$62	$3
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial gain	(13)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(11)	$—	$—	$—	$—	$—	$—	$—
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
The average remaining service period of active covered employees is four years for Duke Energy, seven years for Duke Energy Florida, six years for Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Indiana and Piedmont and five years for Duke Energy Ohio.
The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2021	2020	2019
Benefit Obligations
Discount rate	2.90%	2.60%	3.30%
Net Periodic Benefit Cost
Discount rate	2.60%	3.30%	4.30%
Expected long-term rate of return on plan assets	6.50%	6.85%	6.85%
Assumed Health Care Cost Trend Rate

	December 31,
	2021	2020
Health care cost trend rate assumed for next year	6.25%	6.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that rate reaches ultimate trend	2028	2028

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2022	$70	$17	$26	$15	$12	$3	$7	$2
2023	62	15	25	14	11	3	6	2
2024	58	14	23	13	11	3	6	2
2025	54	13	22	12	10	2	5	2
2026	50	12	21	12	9	2	5	2
2027-2031	207	50	87	49	38	8	19	10
PLAN ASSETS
Description and Allocations
Duke Energy Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Master Retirement Trust. Approximately 98% of the Duke Energy Master Retirement Trust assets were allocated to qualified pension plans and approximately 2% were allocated to other post-retirement plans (comprised of 401(h) accounts), as of December 31, 2021, and 2020. The investment objective of the Duke Energy Master Retirement Trust is to invest in a diverse portfolio of assets that is expected to generate positive surplus return over time (i.e., asset growth greater than liability growth) subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.
As of December 31, 2021, Duke Energy assumes pension and other post-retirement plan assets will generate a long-term rate of return of 6.5%. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension plan. Return seeking debt securities, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers or investments.
Effective January 1, 2022, the target asset allocation for the Duke Energy Retirement Master Trust is 60% liability hedging assets and 40% return-seeking assets. Duke Energy periodically reviews its asset allocation targets, and over time, as the funded status of the benefit plans increase, the level of asset risk relative to plan liabilities may be reduced to better manage Duke Energy's benefit plan liabilities and reduce funded status volatility.
The Duke Energy Master Retirement Trust is authorized to engage in the lending of certain plan assets. Securities lending is an investment management enhancement that utilizes certain existing securities of the Duke Energy Master Retirement Trust to earn additional income. Securities lending involves the loaning of securities to approved parties. In return for the loaned securities, the Duke Energy Master Retirement Trust receives collateral in the form of cash and securities as a safeguard against possible default of any borrower on the return of the loan under terms that permit the Duke Energy Master Retirement Trust to sell the securities. The Duke Energy Master Retirement Trust mitigates credit risk associated with securities lending arrangements by monitoring the fair value of the securities loaned, with additional collateral obtained or refunded as necessary. The fair value of securities on loan was approximately $542 million and $482 million at December 31, 2021, and 2020, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned at December 31, 2021, and 2020, respectively. Securities lending income earned by the Duke Energy Master Retirement Trust was immaterial for the years ended December 31, 2021, 2020 and 2019, respectively.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.
The following table includes the target asset allocations by asset class at December 31, 2021, and the actual asset allocations for the Duke Energy Master Retirement Trust.

		Actual Allocation at
	Target	December 31,
	Allocation	2021	2020
Global equity securities	27%	24%	30%
Global private equity securities	1%	1%	1%
Debt securities	62%	62%	55%
Return seeking debt securities	4%	4%	5%
Hedge funds	2%	3%	3%
Real estate and cash	4%	6%	6%
Total	100%	100%	100%

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
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
The following table presents target and actual asset allocations for the VEBA trusts at December 31, 2021.

		Actual Allocation at
	Target	December 31,
	Allocation	2021	2020
U.S. equity securities	30%	19%	36%
Non-U.S. equity securities	5%	5%	6%
Real estate	2%	3%	2%
Debt securities	45%	18%	42%
Cash	18%	55%	14%
Total	100%	100%	100%
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

	December 31, 2021
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,575	$2,547	$—	$—	$28
Corporate debt securities	4,189	—	4,189	—	—
Short-term investment funds	382	272	110	—	—
Partnership interests	95	—	—	95	—
Hedge funds	216	—	—	—	216
U.S. government securities	1,618	—	1,618	—	—
Governments bonds – foreign	78	—	78	—	—
Cash	144	144	—	—	—
Government and commercial mortgage backed securities	2	—	2	—	—
Net pending transactions and other investments	53	12	41	—	—
Total assets(a)	$9,352	$2,975	$6,038	$95	$244

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
(a)    Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont were allocated approximately 26%, 32%, 15%, 17%, 5%, 7% and 4%, respectively, of the Duke Energy Master Retirement Trust at December 31, 2021. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.
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

(in millions)	2021	2020
Balance at January 1	$—	$11
Sales	—	(12)
Total gains and other, net	—	1
Transfer of Level 3 assets from other classifications	95	—
Balance at December 31	$95	$—
Other post-retirement assets
The following tables provide the fair value measurement amounts for VEBA trust assets.

	December 31, 2021
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$14	$14
Real estate	2	2
Equity securities	18	18
Debt securities	11	11
Total assets	$45	$45

	December 31, 2020
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$5	$5
Real estate	1	1
Equity securities	23	23
Debt securities	19	19
Total assets	$48	$48

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
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
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ended December 31,
2021	$229	$70	$60	$39	$21	$5	$12	$11
2020	213	67	57	38	19	5	11	13
2019	214	66	58	38	20	5	11	13
23. INCOME TAXES
North Carolina's 2021 Appropriations Act
On November 18, 2021, North Carolina Senate Bill 105 (SB 105) was signed into law by Governor Roy Cooper. Starting with tax year 2025, SB 105 begins phasing out the North Carolina corporate income tax rate over five years, from a statutory rate of 2.5% to zero. Duke Energy recorded a net reduction of approximately $490 million to its North Carolina deferred tax liability in the fourth quarter of 2021. The majority of this deferred tax liability reduction was offset by recording a regulatory liability pending NCUC determination of the disposition of the amounts related to Duke Energy Carolinas, Duke Energy Progress and Piedmont. In addition, Duke Energy recorded a net reduction of North Carolina consolidating deferred tax assets of approximately $25 million to deferred state income tax expense in the fourth quarter of 2021. North Carolina SB 105 did not have a significant impact on the financial position, results of operation, or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress or Piedmont.
Consolidated Appropriations Act
On December 27, 2020, the Consolidated Appropriations Act (CAA) was signed into law. In addition to the CAA providing funding for government operations, it also provided tax provisions to assist with COVID-19 relief, including extending certain expiring tax provisions. The company has reviewed the provisions of the CAA and has determined that there are no material impacts on the financial statements as a result of the CAA being signed into law.
CARES Act
On March 27, 2020, the CARES Act was enacted. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic. Among other provisions, the CARES Act accelerates the remaining AMT credit refund allowances resulting in taxpayers being able to immediately claim a refund in full for any AMT credit carryforwards and deferral of certain 2020 payroll taxes. In the third quarter of 2020, Duke Energy received $572 million related to these AMT credit carryforwards and $19 million of interest income. In addition, the company deferred approximately $117 million of payroll taxes, of which, 50% were paid by December 31, 2021, with the remaining 50% payable by December 31, 2022. The other provisions within the CARES Act do not materially impact Duke Energy's income tax accounting.

FINANCIAL STATEMENTS	INCOME TAXES
Income Tax Expense
Components of Income Tax Expense

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(2)	$241	$(15)	$113	$(75)	$(8)	$65	$23
State	2	23	(4)	8	(17)	(2)	7	3
Foreign	2	—	—	—	—	—	—	—
Total current income taxes	2	264	(19)	121	(92)	(10)	72	26
Deferred income taxes
Federal	199	(130)	203	(16)	202	35	19	17
State	(1)	(79)	47	(26)	77	5	16	(13)
Total deferred income taxes(a)	198	(209)	250	(42)	279	40	35	4
ITC amortization	(8)	(4)	(4)	(4)	—	—	—	—
Total income tax expense included in Consolidated Statements of Operations	$192	$51	$227	$75	$187	$30	$107	$30
(a)     Total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $32 million at Duke Energy Carolinas, $8 million at Duke Energy Indiana, and $3 million at Piedmont. In addition, total deferred income taxes includes utilization of NOL carryforwards and tax credit carryforwards of $150 million at Duke Energy, $95 million at Progress Energy, $14 million at Duke Energy Progress, $64 million at Duke Energy Florida, and $2 million at Duke Energy Ohio.

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

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(299)	$164	$(173)	$(36)	$(43)	$(41)	$(23)	$(92)
State	10	13	(7)	(3)	18	(1)	1	(1)
Foreign	2	—	—	—	—	—	—	—
Total current income taxes	(287)	177	(180)	(39)	(25)	(42)	(22)	(93)
Deferred income taxes
Federal	855	175	422	220	153	77	128	133
State	(38)	(37)	17	(18)	27	5	28	3
Total deferred income taxes(a)	817	138	439	202	180	82	156	136
ITC amortization	(11)	(4)	(6)	(6)	—	—	—	—
Income tax expense from continuing operations	519	311	253	157	155	40	134	43
Tax benefit from discontinued operations	(2)	—	—	—	—	—	—	—
Total income tax expense included in Consolidated Statements of Operations	$517	$311	$253	$157	$155	$40	$134	$43
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
Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2021	2020	2019
Domestic	$3,720	$826	$4,053
Foreign	44	13	44
Income from continuing operations before income taxes	$3,764	$839	$4,097
Statutory Rate Reconciliation
The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations.

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$790	$291	$384	$224	$194	$49	$123	$71
State income tax, net of federal income tax effect	1	(44)	34	(14)	47	2	18	(8)
Amortization of excess deferred income tax	(438)	(184)	(174)	(120)	(54)	(22)	(34)	(25)
AFUDC equity income	(34)	(14)	(11)	(7)	(3)	(2)	(4)	(4)
AFUDC equity depreciation	35	18	10	5	5	2	5	—
Noncontrolling Interests	72	—	—	—	—	—	—	—
Renewable energy PTCs	(100)	—	—	—	—	—	—	—
Other tax credits	(30)	(12)	(11)	(8)	(3)	(1)	(2)	(4)
Valuation Allowance(a)	(85)	—	—	—	—	—	—	—
Other items, net	(19)	(4)	(5)	(5)	1	2	1	—
Income tax expense from continuing operations	$192	$51	$227	$75	$187	$30	$107	$30
Effective tax rate	5.1%	3.7%	12.4%	7.0%	20.2%	12.8%	18.2%	8.8%
(a)    In the fourth quarter of 2021, the company recognized a federal capital gain in the amount of $426 million. As a result, a valuation allowance of $85 million related to a federal capital loss carryforward was released. This valuation allowance was originally recorded as a result of the 2019 sale of minority interest of certain renewable assets within the Commercial Renewables segment.

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$176	$219	$243	$80	$204	$62	$103	$61
State income tax, net of federal income tax effect	(80)	(40)	4	(25)	39	2	19	(12)
Amortization of excess deferred income tax	(276)	(82)	(118)	(68)	(49)	(20)	(36)	(21)
AFUDC equity income	(48)	(13)	(9)	(6)	(3)	(2)	(4)	(10)
AFUDC equity depreciation	103	19	10	5	5	1	4	—
Noncontrolling Interests	62	—	—	—	—	—	—	—
Renewable energy PTCs	(110)	—	—	—	—	—	—	—
Other tax credits	(37)	(13)	(16)	(14)	(2)	(1)	(3)	(2)
Tax true up	(12)	(3)	1	(5)	5	—	(1)	1
Other items, net	(14)	1	(2)	(3)	(1)	1	2	1
Income tax (benefit) expense from continuing operations	$(236)	$88	$113	$(36)	$198	$43	$84	$18
Effective tax rate	(28.1)%	8.4%	9.7%	(9.5)%	20.4%	14.6%	17.1%	6.2%

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$860	$360	$332	$202	$178	$59	$120	$51
State income tax, net of federal income tax effect	(22)	(19)	8	(17)	35	3	22	2
Amortization of excess deferred income tax	(121)	(29)	(64)	(10)	(54)	(12)	(6)	(10)
AFUDC equity income	(52)	(9)	(14)	(13)	(1)	(3)	(3)	—
AFUDC equity depreciation	34	19	10	5	5	1	4	—
Renewable energy PTCs	(120)	—	—	—	—	—	—	—
Other tax credits	(23)	(11)	(9)	(7)	(2)	(1)	(1)	(1)
Tax true up	(64)	(9)	(8)	(3)	(5)	(7)	(1)	—
Other items, net	27	9	(2)	—	(1)	—	(1)	1
Income tax expense from continuing operations	$519	$311	$253	$157	$155	$40	$134	$43
Effective tax rate	12.7%	18.1%	16.0%	16.3%	18.3%	14.3%	23.5%	17.6%
Valuation allowances have been established for certain state NOL carryforwards and state income tax credits that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in state income tax, net of federal income tax effect, in the above tables.

FINANCIAL STATEMENTS	INCOME TAXES
DEFERRED TAXES
Net Deferred Income Tax Liability Components

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$347	$121	$101	$60	$40	$19	$7	$18
Lease obligations	346	91	197	121	76	4	16	4
Pension, post-retirement and other employee benefits	207	(36)	30	17	7	11	20	(8)
Progress Energy merger purchase accounting adjustments(a)	340	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	3,784	349	497	160	306	13	195	29
Regulatory liabilities and deferred credits	—	11	—	—	—	16	—	6
Investments and other assets	—	—	—	—	—	5	6	—
Other	85	12	12	7	4	7	2	8
Valuation allowance	(518)	—	—	—	—	—	—	—
Total deferred income tax assets	4,591	548	837	365	433	75	246	57
Investments and other assets	(2,428)	(1,205)	(742)	(610)	(135)	—	—	(39)
Accelerated depreciation rates	(10,391)	(2,977)	(3,891)	(1,546)	(2,382)	(1,125)	(1,496)	(833)
Regulatory assets and deferred debits, net	(1,151)	—	(768)	(417)	(350)	—	(53)	—
Total deferred income tax liabilities	(13,970)	(4,182)	(5,401)	(2,573)	(2,867)	(1,125)	(1,549)	(872)
Net deferred income tax liabilities	$(9,379)	$(3,634)	$(4,564)	$(2,208)	$(2,434)	$(1,050)	$(1,303)	$(815)
(a)    Primarily related to lease obligations and debt fair value adjustments.
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2021
(in millions)	Amount	Expiration Year
General Business Credits	$2,312	2024	—	2041
Federal NOL carryforwards(a)	4	2024	—	2026
State carryforwards and credits(b) (e)	328	2022	—	Indefinite
Foreign NOL carryforwards(c)	12	2027	—	2037
Foreign Tax Credits(d)	1,128	2024	—	2027
Total tax credits and NOL carryforwards	$3,784
(a)    A valuation allowance of $4 million has been recorded on the Federal NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(b)    A valuation allowance of $112 million has been recorded on the state NOL and attribute carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(c)    A valuation allowance of $12 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(d)    A valuation allowance of $390 million has been recorded on the foreign tax credits, as presented in the Net Deferred Income Tax Liability Components table.
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
UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$125	$10	$10	$6	$3	$1	$1	$1
Gross decreases – tax positions in prior periods(a)	(86)	—	—	—	—	—	—	—
Gross increases – current period tax positions	12	3	5	4	1	—	1	3
Total changes	(74)	3	5	4	1	—	1	3
Unrecognized tax benefits – December 31	$51	$13	$15	$10	$4	$1	$2	$4
(a)    In the fourth quarter of 2021, the company recognized a federal capital gain in the amount of $426 million. As a result of the capital gain, a previously recorded unrecognized tax benefit related to the character of a taxable loss has been reversed. See note (a) under the Statutory Rate Reconciliation table for more details.

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$126	$8	$9	$6	$3	$1	$1	$4
Gross decreases – tax positions in prior periods	(2)	—	—	—	—	—	—	—
Gross increases – current period tax positions	4	2	1	—	—	—	—	—
Reduction due to lapse of statute of limitations	(3)	—	—	—	—	—	—	(3)
Total changes	(1)	2	1	—	—	—	—	(3)
Unrecognized tax benefits – December 31	$125	$10	$10	$6	$3	$1	$1	$1

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$24	$6	$9	$6	$3	$1	$1	$4
Unrecognized tax benefits increases	105	2	1	1	—	—	—	—
Gross decreases – tax positions in prior periods	(3)	—	(1)	(1)	—	—	—	—
Total changes	102	2	—	—	—	—	—	—
Unrecognized tax benefits – December 31	$126	$8	$9	$6	$3	$1	$1	$4
The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits at December 31, 2021. Duke Energy Registrants do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.

December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$47	$13	$14	$10	$4	$1	$2	$4
(a)    The Duke Energy Registrants are unable to estimate the specific amounts that would affect the ETR versus the regulatory liability.
Duke Energy and its subsidiaries are no longer subject to federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2016, aside from certain state tax attributes carried forward for utilization in future years.
24. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$16	$4	$8	$6	$2	$4	$6	$19
AFUDC equity	171	65	51	34	16	7	27	20
Post in-service equity returns	39	21	16	16	—	1	1	—
Nonoperating income, other	417	180	140	87	53	6	8	16
Other income and expense, net	$643	$270	$215	$143	$71	$18	$42	$55

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$32	$4	$8	$2	$6	$4	$6	$17
AFUDC equity	154	62	42	29	12	7	23	19
Post in-service equity returns	27	17	8	8	—	1	1	—
Nonoperating income, other	240	94	71	36	35	4	7	15
Other income and expense, net	$453	$177	$129	$75	$53	$16	$37	$51

	Year Ended December 31, 2019
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$31	$1	$11	$—	$11	$10	$10	$1
AFUDC equity	139	42	66	60	6	13	18	—
Post in-service equity returns	29	20	7	7	—	1	—	—
Nonoperating income, other	231	88	57	33	31	—	13	19
Other income and expense, net	$430	$151	$141	$100	$48	$24	$41	$20

FINANCIAL STATEMENTS	SUBSEQUENT EVENTS
25. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 3 and 4, respectively.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2021, Duke Energy Progress and Duke Energy Florida implemented Customer Connect, an SAP based customer engagement and billing solution. Customer Connect was previously implemented at Duke Energy Carolinas during the second quarter of 2021. As a result of this implementation, we modified certain existing internal controls and implemented new controls and procedures related to Customer Connect. We evaluated the design and operating effectiveness of these internal controls and do not believe this implementation had an adverse effect on our internal control over financial reporting.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal year ended December 31, 2021, and other than with respect to the Customer Connect SAP implementation, there were no other changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2021, based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2021.
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

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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
February 24, 2022

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2021, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,277,358	(2)	n/a	3,470,774	(3)
Equity compensation plans not approved by security holders	113,176	(4)	n/a	n/a	(5)
Total	3,390,534		n/a	3,470,774
(1)    As of December 31, 2021, no options were outstanding under equity compensation plans.
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

OTHER INFORMATION
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2021 and 2020.

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$13.2	$3.1	$4.7	$2.4	$2.3	$1.9	$1.7	$1.3
Audit-Related Fees(b)	1.5	0.1	0.2	0.1	0.1	0.2	—	—
Total Fees	$14.7	$3.2	$4.9	$2.5	$2.4	$2.1	$1.7	$1.3

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$12.9	$3.0	$4.5	$2.3	$2.2	$1.9	$1.7	$1.3
Audit-Related Fees(b)	1.7	0.2	0.3	0.1	0.2	0.3	0.1	—
Tax Fees(c)	0.1	—	—	—	—	—	—	—
Total Fees	$14.7	$3.2	$4.8	$2.4	$2.4	$2.2	$1.8	$1.3
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
To safeguard the continued independence of the independent auditor, the Audit Committee of Duke Energy adopted a policy that all services provided by the independent auditor require preapproval by the Audit Committee. Pursuant to the policy, certain audit services, audit-related services, tax services and other services have been specifically preapproved up to fee limits. In the event the cost of any of these services may exceed the fee limits, the Audit Committee must specifically approve the service. All services performed in 2021 and 2020 by the independent accountant were approved by the Audit Committee pursuant to the preapproval policy.

EXHIBITS

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Consolidated Financial Statements and Supplemental Schedules included in Part II of this Annual Report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

EXHIBITS
Duke Energy Indiana, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Piedmont Natural Gas Company, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019
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
3.5.4
Amended and Restated Limited Liability Company Operating Agreement of Duke Energy Indiana, LLC, dated August 25, 2021 (incorporated by reference to Exhibit 3.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 4, 2021, File No. 1-3543).
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
X
4.1.25	Twenty-fifth Supplemental Indenture, dated as of June 10, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 10, 2021, File No. 1-32853).	X
4.1.26	Twenty-sixth Supplemental Indenture, dated as of September 28, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 28, 2021, File No. 1-32853).	X
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
4.3.21
One-Hundred and Second Supplemental Indenture, dated as of August 14, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on August 14, 2019, File No. 1-4928).
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
X
4.3.24	One-Hundred and Fifth Supplemental Indenture, dated as of April 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 1, 2021, File No. 1-4928).		X
4.4	Mortgage and Deed of Trust between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (formerly Irving Trust Company) and Frederick G. Herbst (Tina D. Gonzalez, successor), as Trustees, dated as of May 1, 1940.				X
4.4.1	First through Fifth Supplemental Indentures thereto (incorporated by reference to Exhibit 2(b), File No. 2-64189).				X
4.4.2	Sixth Supplemental Indenture dated April 1, 1960 (incorporated by reference to Exhibit 2(b)-5, File No. 2-16210).				X
4.4.3	Seventh Supplemental Indenture dated November 1, 1961 (incorporated by reference to Exhibit 2(b)-6, File No. 2-16210).				X
4.4.4	Eighth Supplemental Indenture dated July 1, 1964 (incorporated by reference to Exhibit 4(b)-8, File No. 2-19118).				X
4.4.5	Ninth Supplemental Indenture dated April 1, 1966 (incorporated by reference to Exhibit 4(b)-2, File No. 2-22439).				X
4.4.6	Tenth Supplemental Indenture dated October 1, 1967 (incorporated by reference to Exhibit 4(b)-2, File No. 2-24624).				X
4.4.7	Eleventh Supplemental Indenture dated October 1, 1968 (incorporated by reference to Exhibit 2(c), File No. 2-27297).				X
4.4.8	Twelfth Supplemental Indenture dated January 1, 1970 (incorporated by reference to Exhibit 2(c), File No. 2-30172).				X
4.4.9	Thirteenth Supplemental Indenture dated August 1, 1970 (incorporated by reference to Exhibit 2(c), File No. 2-35694).				X
4.4.10	Fourteenth Supplemental Indenture dated January 1, 1971 (incorporated by reference to Exhibit 2(c), File No. 2-37505).				X
4.4.11	Fifteenth Supplemental Indenture dated October 1, 1971 (incorporated by reference to Exhibit 2(c), File No. 2-39002).				X
4.4.12	Sixteenth Supplemental Indenture dated May 1, 1972 (incorporated by reference to Exhibit 2(c), File No. 2-41738).				X
4.4.13	Seventeenth Supplemental Indenture dated November 1, 1973 (incorporated by reference to Exhibit 2(c), File No. 2-43439).				X
4.4.14	Eighteenth Supplemental Indenture dated (incorporated by reference to Exhibit 2(c), File No. 2-47751).				X
4.4.15	Nineteenth Supplemental Indenture dated May 1, 1974 (incorporated by reference to Exhibit 2(c), File No. 2-49347).				X
4.4.16	Twentieth Supplemental Indenture dated December 1, 1974 (incorporated by reference to Exhibit 2(c), File No. 2-53113).				X
4.4.17	Twenty-first Supplemental Indenture dated April 15, 1975 (incorporated by reference to Exhibit 2(d), File No. 2-53113).				X
4.4.18	Twenty-second Supplemental Indenture dated October 1, 1977 (incorporated by reference to Exhibit 2(c), File No. 2-59511).				X
4.4.19	Twenty-third Supplemental Indenture dated June 1, 1978 (incorporated by reference to Exhibit 2(c), File No. 2-61611).				X
4.4.20	Twenty-fourth Supplemental Indenture dated May 15, 1979 (incorporated by reference to Exhibit 2(d), File No. 2-64189).				X
4.4.21	Twenty-fifth Supplemental Indenture dated November 1, 1979 (incorporated by reference to Exhibit 2(c), File No. 2-65514).				X
4.4.22	Twenty-sixth Supplemental Indenture dated November 1, 1979 (incorporated by reference to Exhibit 2(c), File No. 2-66851).				X
4.4.23	Twenty-seventh Supplemental Indenture dated April 1, 1980 (incorporated by reference to Exhibit 2 (d), File No. 2-66851).				X
4.4.24	Twenty-eighth Supplemental Indenture dated October 1, 1980 (incorporated by reference to Exhibit 4(b)-1, File No. 2-81299).				X
4.4.25	Twenty-ninth Supplemental Indenture dated October 1, 1980 (incorporated by reference to Exhibit 4(b)-2, File No. 2-81299).				X
4.4.26	Thirtieth Supplemental Indenture dated December 1, 1982 (incorporated by reference to Exhibit 4(b)- 3, File No. 2-81299).				X
4.4.27	Thirty-first Supplemental Indenture dated March 15, 1983 (incorporated by reference to Exhibit 4(c)-1, File No. 2-95505).				X
4.4.28	Thirty-second Supplemental Indenture dated March 15, 1983 (incorporated by reference to Exhibit 4(c)-2, File No. 2-95505).				X
4.4.29	Thirty-third Supplemental Indenture dated December 1, 1983 (incorporated by reference to Exhibit 4(c)-3, File No. 2-95505).				X
4.4.30	Thirty-fourth Supplemental Indenture dated December 15, 1983 (incorporated by reference to Exhibit 4(c)-4, File No. 2-95505).				X
4.4.31	Thirty-fifth Supplemental Indenture dated April 1, 1984 (incorporated by reference to Exhibit 4(c)-5, File No. 2-95505).				X
4.4.32	Thirty-sixth Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)-6, File No. 2-95505).				X
4.4.33	Thirty-seventh Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)-7, File No. 2-95505).				X
4.4.34	Thirty-eighth Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)- 8, File No. 2-95505).				X
4.4.35	Thirty-ninth Supplemental Indenture dated April 1, 1985 (incorporated by reference to Exhibit 4(b), File No. 33-25560).				X
4.4.36	Fortieth Supplemental Indenture dated October 1, 1985 (incorporated by reference to Exhibit 4(c), File No. 33-25560).				X
4.4.37	Forty-first Supplemental Indenture dated March 1, 1986 (incorporated by reference to Exhibit 4(d), File No. 33-25560).				X
4.4.38	Forty-second Supplemental Indenture dated July 1, 1986 (incorporated by reference to Exhibit 4(e), File No. 33-25560).				X
4.4.39	Forty-third Supplemental Indenture dated January 1, 1987 (incorporated by reference to Exhibit 4(f), File No. 33-25560).				X
4.4.40	Forty-fourth Supplemental Indenture dated December 1, 1987 (incorporated by reference to Exhibit 4(g), File No. 33-25560).				X
4.4.41	Forty-fifth Supplemental Indenture dated September 1, 1988 (incorporated by reference to Exhibit 4(h), File No. 33-25560).				X
4.4.42	Forty-sixth Supplemental Indenture dated April 1, 1989 (incorporated by reference to Exhibit 4(b), File No. 33-33431).				X
4.4.43	Forty-seventh Supplemental Indenture dated August 1, 1989 (incorporated by reference to Exhibit 4(c), File No. 33-33431).				X
4.4.44	Forty-eighth Supplemental Indenture dated November 15, 1990 (incorporated by reference to Exhibit 4(b), File No. 33-38298).				X
4.4.45	Forty-ninth Supplemental Indenture dated November 15, 1990 (incorporated by reference to Exhibit 4(c), File No. 33-38298).				X
4.4.46	Fiftieth Supplemental Indenture dated February 15, 1991 (incorporated by reference to Exhibit 4(h), File No. 33-42869).				X
4.4.47	Fifty-first Supplemental Indenture dated April 1, 1991 (incorporated by reference to Exhibit 4(i), File No. 33-42869).				X
4.4.48	Fifty-second Supplemental Indenture dated September 15, 1991(incorporated by reference to Exhibit 4(e), File No. 33-48607).				X
4.4.49	Fifty-third Supplemental Indenture dated January 1, 1992 (incorporated by reference to Exhibit 4(f), File No. 33-48607).				X
4.4.50	Fifty-fourth Supplemental Indenture dated April 15, 1992 (incorporated by reference to Exhibit 4 (g), File No. 33-48607).				X
4.4.51	Fifty-fifth Supplemental Indenture dated July 1, 1992 (incorporated by reference to Exhibit 4(e), File No. 33-55060).				X
4.4.52	Fifty-sixth Supplemental Indenture dated October 1, 1992 (incorporated by reference to Exhibit 4(f), File No. 33-55060).				X
4.4.53	Fifty-seventh Supplemental Indenture dated February 1, 1993 (incorporated by reference to Exhibit 4(e), File No. 33-60014).				X
4.4.54	Fifty-eighth Supplemental Indenture dated March 1, 1993 (incorporated by reference to Exhibit 4(f), File No. 33-60014).				X
4.4.55	Fifty-ninth Supplemental Indenture dated July 1, 1993 (incorporated by reference to Exhibit 4(a) to Post-Effective Amendment No. 1, File No. 33-38349).				X
4.4.56	Sixtieth Supplemental Indenture dated July 1, 1993 (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1, File No. 33-38349).				X
4.4.57	Sixty-first Supplemental Indenture dated August 15, 1993 (incorporated by reference to Exhibit 4(e), File No. 33-50597).				X
4.4.58	Sixty-second Supplemental Indenture dated January 15, 1994 (incorporated by reference to Exhibit 4 to Duke Energy Progress’ Current Report on Form 8-K dated January 19, 1994, File No. 1-3382).				X
4.4.59	Sixty-third Supplemental Indenture dated May 1, 1994 (incorporated by reference to Exhibit 4(f) for Duke Energy Progress’ Form S-3, File No. 033-57835).				X
4.4.60	Sixty-fourth Supplemental Indenture dated August 15, 1997 (incorporated by reference to Exhibit to Duke Energy Progress’ Current Report on Form 8-K dated August 26, 1997, File No. 1-3382).				X
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
X
4.4.80	Eighty-sixth Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 16, 2016, File No. 1-15929).				X
4.4.81	Eighty-seventh Supplemental Indenture, dated as of September 1, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 8, 2017, File No. 1-3382).				X
4.4.82	Eighty-ninth Supplemental Indenture (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on March 7, 2019, File no. 1-3382).				X
4.4.83	Ninetieth Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
4.4.84	Ninety-first Supplemental Indenture, dated as of August 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 12, 2021, File No. 1-3382).				X
4.4.85	First Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
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
X
4.7.16	Fifty-third Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 9, 2016, File No. 1-03274).					X
4.7.17	Fifty-fifth Supplemental Indenture, dated as of June 1, 2018 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 21, 2018, File No. 1-3274).					X
4.7.18	Fifty-sixth Supplemental Indenture, dated as of November 1, 2019 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on November 26, 2019, File No. 1-3274).					X
4.7.19	Fifty-seventh Supplemental Indenture, dated as of June 1, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 11, 2020, File No. 1-3274).					X
4.7.20	Fifty-eighth Supplemental Indenture, dated as of November 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 2, 2021, File No. 1-3274).					X
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
X
4.26.7	Ninth Supplemental Indenture, dated as of May 24, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on May 24, 2019, File No. 1-6196).								X
4.26.8	Tenth Supplemental Indenture, dated as of May 21, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 21, 2020, File No. 1-6196).								X
4.26.9	Eleventh Supplemental Indenture, dated as of March 11, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 11, 2021, File No. 1-6196).								X
4.27	Medium-Term Note, Series A, dated as of October 6, 1993 (incorporated by reference to Exhibit 4.8 to registrant's Annual Report on Form 10-K for the year ended October 31, 1993, File No. 1-06196).								X
4.28	Medium-Term Note, Series A, dated as of September 19, 1994 (incorporated by reference to Exhibit 4.9 to registrant's Annual Report on Form 10-K for the year ended October 31, 1994, File No. 1-06196).								X
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
X
*10.12**	Amendment to Duke Energy Corporation Directors' Savings Plan, effective as of December 16, 2021.	X
10.13
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
		X						X
10.14**	Duke Energy Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 13, 2011, File No. 1-32853).	X
10.15
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
10.15.1
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
10.15.2
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
10.15.3
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
10.15.4
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
10.15.5
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
10.21**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 9, 2019, File No. 1-32853).
X
10.22
Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).
X
10.23
Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012 (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).
X
10.24
Settlement Agreement between Duke Energy Carolinas, LLC, Duke Energy Progress, LLC, and The North Carolina Department of Environmental Quality, dated as of December 31, 2019 (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on January 2, 2020, File Nos. 1-4928, 1-3382).
			X		X
10.25
Duke Energy Carolinas Summary of Partial Settlement in North Carolina Rate Case (incorporated by reference to Exhibit 99.1 to registrant's Current Report on Form 8-K filed on March 26, 2020, File Nos. 1-32853, 1-4928, 1-3382).
		X	X		X
10.26
Coal Combustion Residuals Settlement Agreement between registrants and the Public Staff-North Carolina Utilities Commission, the North Carolina Attorney General's Office, and the Sierra Club, dated as of January 22, 2021 (incorporated by reference to Exhibit 10.1 to registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021, File Nos. 1-32853, 1-4928, 1-3382).
		X	X		X
10.27
Investment Agreement by and among Cinergy Corp., Duke Energy Indiana HoldCo, LLC, Duke Energy Corporation, and Epson Investment PTE. LTD,. dated as of January 28, 2021 (incorporated by reference to Exhibit 10.2 to registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021, File Nos. 1-32853, 1-3543).
		X						X
10.28
Cooperation Agreement, dated as of November 13, 2021, by and among Duke Energy Corporation, Elliott Investment Management L.P., and Elliott International, L.P.(incorporated by reference to registrant's Current Report on Form 8-K filed on November 15, 2021, File No. 1-32853).
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
10.35
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
10.36
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
10.37**
Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).
X
10.37.1**
Amendment to Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 25, 2015 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 29, 2015, File No. 1-32853).
X
10.38**
Duke Energy Corporation Executive Short-Term Incentive Plan, dated as of February 25, 2013 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on May 7, 2013, File No. 1-32853).
X
10.39**
Duke Energy Corporation 2017 Director Compensation Program Summary (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017, File No. 1-32853).
X
10.40**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).
X
10.40.1**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 3, 2017, File No. 1-32853).
X
10.40.2**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.41**
Consulting Agreement, dated as of September 22, 2021, between Duke Energy Business Services, LLC and Douglas F Esamann (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 27, 2021, File No. 1-32853).
X
*10.42**	Retention Award Agreement	X
10.43
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
10.45
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
10.49
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
X
10.50
$1,000,000,000 Credit Agreement, dated as of June 14, 2017, among Duke Energy Corporation, the Lenders listed therein, The Bank of Nova Scotia, as Administrative Agent, PNC Bank, N.A., Sumitomo Mitsui Banking Corporation, and TD Bank, N.A., as C0-Syndication Agents, and Bank of China, New York Branch, BNP Paribas, Santander Bank, N.A. and U.S. Bank N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on June 14, 2017, File No. 1-32853).
X
10.51
$1,000,000,000 Credit Agreement, dated as of May 15, 2019, among Duke Energy Corporation, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, PNC Bank, N.A., Sumitomo Mitsui Banking Corporation, and TD Bank, N.A., as Co-Syndication Agents, and Bank of China, New York Branch, BNP Paribas, Santander Bank, N.A., and U.S. Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on May 16, 2019, File No. 1-32853).
X
10.51.1
First Amendment to $1,000,000,000 Credit Agreement, dated as of May 15, 2019, among Duke Energy Corporation, the Lenders party therein, The Bank of Nova Scotia, as Administrative Agent, PNC Bank, N.A., Sumitomo Mitsui Banking Corporation, and TD Bank, N.A., as Co-Syndication Agents, and Bank of China, New York Branch, BNP Paribas, Santander Bank, N.A., and U.S> Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021, File No. 1-32853).
X
10.52
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
10.52.1
Joinder Agreement, dated as of March 27, 2020, by and among, the registrant, each of the Incremental Lenders listed therein, and PNC Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, File No. 1-32853).
X
10.53
Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10 to registrant's Current Report on Form 8-K filed on May 12, 2011, File No. 1-06196).
X
10.54
Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed on March 6, 2013, File No. 1-06196).
X
10.54.1
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
10.54.2
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
10.55
Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company (incorporated by reference to Exhibit 10.39 to registrant's Annual Report on Form 10-K for the year ended October 31, 2013, filed on December 23, 2013, File No. 1-06196).
X
10.56
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
10.57
Amended and Restated Limited Liability Company Operating Agreement of Duke Energy Indiana Holdco, LLC (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on September 8, 2021, File Nos. 1-32853, 1-03543).
		X						X
10.58
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
10.59
Decommissioning Services Agreement between Duke Energy Florida, LLC, and ADP CR3, LLC, and ADP SF1, LLC (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 6, 2019, File No. 2-5293). (Portions of the exhibit have been omitted for confidentiality.)
X
10.60	Form of Forward Sale Agreement (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 8, 2019, File No. 1-32853).	X
10.61
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
10.62
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
Date: February 24, 2022

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chair, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

	Michael G. Browning*	Lynn J. Good*

	Annette K. Clayton*	John T. Herron*

	Theodore F. Craver, Jr.*	Idalene F. Kesner*

	Robert M. Davis*	E. Marie McKee*

	Caroline D. Dorsa*	Michael J. Pacilio*

	W. Roy Dunbar*	Thomas E. Skains*

	Nicholas C. Fanandakis*	William E. Webster, Jr.*

Steven K. Young, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk (*) pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ STEVEN K. YOUNG
Attorney-In-Fact

 Date: February 24, 2022

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

DUKE ENERGY CAROLINAS, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson
Date: February 24, 2022

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

PROGRESS ENERGY, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KODWO GHARTEY-TAGOE
Kodwo Ghartey-Tagoe

/s/ LYNN J. GOOD
Lynn J. Good
Date: February 24, 2022

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

DUKE ENERGY PROGRESS, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KODWO GHARTEY-TAGOE
Kodwo Ghartey-Tagoe

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson
Date: February 24, 2022

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

DUKE ENERGY FLORIDA, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KODWO GHARTEY-TAGOE
Kodwo Ghartey-Tagoe

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson
Date: February 24, 2022

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

DUKE ENERGY OHIO, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil
Date: February 24, 2022

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

DUKE ENERGY INDIANA, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ KELLEY A. KARN
Kelley A. Karn

/s/ STAN PINEGAR
Stan Pinegar
Date: February 24, 2022

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

PIEDMONT NATURAL GAS COMPANY, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ STEVEN K. YOUNG
Steven K. Young
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ BRIAN D. SAVOY
Brian D. Savoy
Date: February 24, 2022