Form 10-Q
period 2022-03-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2022-05-09
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒
Number of shares of common stock outstanding at April 30, 2022:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	769,900,482

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
◦The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, interest rate fluctuations, compliance with debt covenants and conditions, an individual utility's generation mix, and general market and economic conditions;
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

FORWARD-LOOKING STATEMENTS

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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2017 Settlement	Second Revised and Restated Settlement Agreement in 2017 among Duke Energy Florida, the Florida Office of Public Counsel and other customer representatives, which replaces and supplants the 2013 Settlement

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Inc. and Duke Energy

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

CCR	Coal Combustion Residuals

the company	Duke Energy Corporation and its subsidiaries

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DOE	Department of Energy

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPS	Earnings Per Share

ERCOT	Electric Reliability Council of Texas

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GIC	GIC Private Limited, Singapore's sovereign wealth fund and an experienced investor in U.S. infrastructure

GWh	Gigawatt-hours

IRS	Internal Revenue Service

GLOSSARY OF TERMS

Investment Trusts	NDTF investments and grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MGP Settlement	Stipulation and Recommendation filed jointly by Duke Energy Ohio the staff of the PUCO, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

PBR	Performance-Based Regulation

Piedmont	Piedmont Natural Gas Company, Inc.

PJM	Pennsylvania-New Jersey-Maryland Interconnection

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2022	2021
Operating Revenues
Regulated electric	$5,933	$5,219
Regulated natural gas	1,002	749
Nonregulated electric and other	197	182
Total operating revenues	7,132	6,150
Operating Expenses
Fuel used in electric generation and purchased power	1,817	1,443
Cost of natural gas	481	276
Operation, maintenance and other	1,630	1,402
Depreciation and amortization	1,320	1,226
Property and other taxes	392	353
Impairment of assets and other charges	215	—
Total operating expenses	5,855	4,700
Gains on Sales of Other Assets and Other, net	2	—
Operating Income	1,279	1,450
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	25	(17)
Other income and expenses, net	89	127
Total other income and expenses	114	110
Interest Expense	587	535
Income Before Income Taxes	806	1,025
Income Tax (Benefit) Expense	(14)	84
Net Income	820	941
Add: Net Loss Attributable to Noncontrolling Interests	37	51
Net Income Attributable to Duke Energy Corporation	857	992
Less: Preferred Dividends	39	39
Net Income Available to Duke Energy Corporation Common Stockholders	$818	$953

Earnings Per Share – Basic and Diluted
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.08	$1.25
Weighted Average Shares Outstanding
Basic and Diluted	770	769

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net Income	$820	$941
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	2	2
Net unrealized gains on cash flow hedges	113	29
Reclassification into earnings from cash flow hedges	5	3
Unrealized losses on available-for-sale securities	(13)	(8)
Other Comprehensive Income, net of tax	107	26
Comprehensive Income	927	967
Add: Comprehensive Loss Attributable to Noncontrolling Interests	29	44
Comprehensive Income Attributable to Duke Energy	956	1,011
Less: Preferred Dividends	39	39
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$917	$972
(a)Net of income tax impacts of approximately $32 million and $8 million for the three months ended March 31, 2022, and 2021, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$853	$343
Receivables (net of allowance for doubtful accounts of $68 at 2022 and $46 at 2021)	1,148	1,173
Receivables of VIEs (net of allowance for doubtful accounts of $72 at 2022 and $76 at 2021)	2,590	2,437
Inventory	3,171	3,199
Regulatory assets (includes $105 at 2022 and 2021 related to VIEs)	2,334	2,150
Other (includes $249 at 2022 and $256 at 2021 related to VIEs)	946	638
Total current assets	11,042	9,940
Property, Plant and Equipment
Cost	163,700	161,819
Accumulated depreciation and amortization	(51,517)	(50,555)
Facilities to be retired, net	133	144
Net property, plant and equipment	112,316	111,408
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,800 at 2022 and $1,823 at 2021 related to VIEs)	12,506	12,487
Nuclear decommissioning trust funds	9,827	10,401
Operating lease right-of-use assets, net	1,255	1,266
Investments in equity method unconsolidated affiliates	976	970
Other (includes $111 at 2022 and $92 at 2021 related to VIEs)	3,995	3,812
Total other noncurrent assets	47,862	48,239
Total Assets	$171,220	$169,587
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,175	$3,629
Notes payable and commercial paper	3,262	3,304
Taxes accrued	642	749
Interest accrued	575	533
Current maturities of long-term debt (includes $395 at 2022 and $243 at 2021 related to VIEs)	3,884	3,387
Asset retirement obligations	648	647
Regulatory liabilities	1,238	1,211
Other	2,001	2,471
Total current liabilities	15,425	15,931
Long-Term Debt (includes $4,687 at 2022 and $4,854 at 2021 related to VIEs)	62,196	60,448
Other Noncurrent Liabilities
Deferred income taxes	9,673	9,379
Asset retirement obligations	12,112	12,129
Regulatory liabilities	16,037	16,152
Operating lease liabilities	1,068	1,074
Accrued pension and other post-retirement benefit costs	832	855
Investment tax credits	831	833
Other (includes $360 at 2022 and $319 at 2021 related to VIEs)	1,794	1,650
Total other noncurrent liabilities	42,347	42,072
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2022 and 2021	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2022 and 2021	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 770 million shares outstanding at 2022 and 769 million shares outstanding at 2021	1	1
Additional paid-in capital	44,364	44,371
Retained earnings	3,323	3,265
Accumulated other comprehensive loss	(204)	(303)
Total Duke Energy Corporation stockholders' equity	49,446	49,296
Noncontrolling interests	1,806	1,840
Total equity	51,252	51,136
Total Liabilities and Equity	$171,220	$169,587

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$820	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,480	1,385
Equity in (earnings) losses of unconsolidated affiliates	(25)	17
Equity component of AFUDC	(46)	(42)
Impairment of assets and other charges	215	—
Deferred income taxes	(11)	86
Payments for asset retirement obligations	(119)	(114)
Provision for rate refunds	(31)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	215	—
Receivables	5	377
Inventory	28	91
Other current assets	(327)	(47)
Increase (decrease) in
Accounts payable	(160)	(467)
Taxes accrued	(90)	104
Other current liabilities	(269)	(263)
Other assets	(26)	51
Other liabilities	136	(31)
Net cash provided by operating activities	1,795	2,088
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,551)	(2,215)
Contributions to equity method investments	(17)	—
Purchases of debt and equity securities	(1,516)	(1,584)
Proceeds from sales and maturities of debt and equity securities	1,530	1,601
Disbursements to canceled equity method investments	—	(855)
Other	(145)	(84)
Net cash used in investing activities	(2,699)	(3,137)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	3,506	608
Issuance of common stock	—	5
Payments for the redemption of long-term debt	(1,215)	(76)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	—	50
Payments for the redemption of short-term debt with original maturities greater than 90 days	(257)	(909)
Notes payable and commercial paper	213	2,046
Contributions from noncontrolling interests	23	303
Dividends paid	(799)	(783)
Other	(67)	(59)
Net cash provided by financing activities	1,404	1,185
Net increase in cash, cash equivalents and restricted cash	500	136
Cash, cash equivalents and restricted cash at beginning of period	520	556
Cash, cash equivalents and restricted cash at end of period	$1,020	$692
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,028	$921

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2021 and 2022
						Accumulated Other Comprehensive
						(Loss) Income
							Net Unrealized		Total
						Net Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses) on	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
Net income (loss)	—	—	—	—	953	—	—	—	953	(51)	902
Other comprehensive income (loss)	—	—	—	—	—	25	(8)	2	19	7	26
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Common stock dividends	—	—	—	—	(744)	—	—	—	(744)	—	(744)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	(3)	—	—	—	—	(3)	303	300
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Balance at March 31, 2021	$1,962	769	$1	$43,761	$2,680	$(142)	$(2)	$(74)	$48,186	$1,472	$49,658

Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
Net income (loss)	—	—	—	—	818	—	—	—	818	(37)	781
Other comprehensive income (loss)	—	—	—	—	—	110	(13)	2	99	8	107
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	(7)	—	—	—	—	(7)	—	(7)
Common stock dividends	—	—	—	—	(760)	—	—	—	(760)	—	(760)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	23	23
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(28)	(28)
Balance at March 31, 2022	$1,962	770	$1	$44,364	$3,323	$(122)	$(15)	$(67)	$49,446	$1,806	$51,252
(a)Relates to tax equity financing activity in the Commercial Renewables segment.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating Revenues	$1,888	$1,716
Operating Expenses
Fuel used in electric generation and purchased power	448	422
Operation, maintenance and other	512	441
Depreciation and amortization	379	359
Property and other taxes	93	83
Impairment of assets and other charges	3	—
Total operating expenses	1,435	1,305
Operating Income	453	411
Other Income and Expenses, net	55	48
Interest Expense	141	124
Income Before Income Taxes	367	335
Income Tax Expense	27	23
Net Income and Comprehensive Income	$340	$312

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$4	$7
Receivables (net of allowance for doubtful accounts of $22 at 2022 and $1 at 2021)	234	300
Receivables of VIEs (net of allowance for doubtful accounts of $30 at 2022 and $41 at 2021)	858	844
Receivables from affiliated companies	134	190
Notes receivable from affiliated companies	492	—
Inventory	1,040	1,026
Regulatory assets (includes $12 at 2022 and 2021 related to VIEs)	652	544
Other (includes $5 at 2022 and $0 at 2021 related to VIEs)	246	95
Total current assets	3,660	3,006
Property, Plant and Equipment
Cost	52,423	51,874
Accumulated depreciation and amortization	(18,058)	(17,854)
Facilities to be retired, net	98	102
Net property, plant and equipment	34,463	34,122
Other Noncurrent Assets
Regulatory assets (includes $217 at 2022 and $220 at 2021 related to VIEs)	3,085	2,935
Nuclear decommissioning trust funds	5,441	5,759
Operating lease right-of-use assets, net	87	92
Other	1,297	1,248
Total other noncurrent assets	9,910	10,034
Total Assets	$48,033	$47,162
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$752	$988
Accounts payable to affiliated companies	267	266
Notes payable to affiliated companies	—	226
Taxes accrued	124	274
Interest accrued	140	125
Current maturities of long-term debt (includes $10 at 2022 and $5 at 2021 related to VIEs)	1,367	362
Asset retirement obligations	251	249
Regulatory liabilities	465	487
Other	442	546
Total current liabilities	3,808	3,523
Long-Term Debt (includes $722 at 2022 and $703 at 2021 related to VIEs)	12,803	12,595
Long-Term Debt Payable to Affiliated Companies	300	318
Other Noncurrent Liabilities
Deferred income taxes	3,769	3,634
Asset retirement obligations	5,067	5,052
Regulatory liabilities	7,151	7,198
Operating lease liabilities	74	78
Accrued pension and other post-retirement benefit costs	48	50
Investment tax credits	286	287
Other	545	536
Total other noncurrent liabilities	16,940	16,835
Commitments and Contingencies
Equity
Member's equity	14,188	13,897
Accumulated other comprehensive loss	(6)	(6)
Total equity	14,182	13,891
Total Liabilities and Equity	$48,033	$47,162

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$340	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	447	428
Equity component of AFUDC	(22)	(16)
Impairment of assets and other charges	3	—
Deferred income taxes	44	(8)
Payments for asset retirement obligations	(35)	(35)
Provision for rate refunds	(18)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	50	—
Receivables	77	156
Receivables from affiliated companies	56	5
Inventory	(13)	(11)
Other current assets	(230)	(48)
Increase (decrease) in
Accounts payable	(225)	(255)
Accounts payable to affiliated companies	(17)	7
Taxes accrued	(150)	62
Other current liabilities	56	(77)
Other assets	6	43
Other liabilities	(44)	(17)
Net cash provided by operating activities	325	546
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(717)	(622)
Purchases of debt and equity securities	(1,008)	(1,128)
Proceeds from sales and maturities of debt and equity securities	1,008	1,128
Notes receivable from affiliated companies	(492)	—
Other	(54)	(43)
Net cash used in investing activities	(1,263)	(665)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,217	142
Payments for the redemption of long-term debt	(1)	(33)
Notes payable to affiliated companies	(226)	2
Distributions to parent	(50)	—
Other	(1)	(1)
Net cash provided by financing activities	939	110
Net increase (decrease) in cash, cash equivalents and restricted cash	1	(9)
Cash, cash equivalents and restricted cash at beginning of period	8	21
Cash, cash equivalents and restricted cash at end of period	$9	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$352	$268

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2021 and 2022
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2020	$13,161	$(7)	$13,154
Net income	312	—	312
Balance at March 31, 2021	$13,473	$(7)	$13,466

Balance at December 31, 2021	$13,897	$(6)	$13,891
Net income	340	—	340
Distributions to parent	(50)	—	(50)
Other	1	—	1
Balance at March 31, 2022	$14,188	$(6)	$14,182

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating Revenues	$2,992	$2,505
Operating Expenses
Fuel used in electric generation and purchased power	1,064	795
Operation, maintenance and other	645	601
Depreciation and amortization	536	485
Property and other taxes	152	142
Total operating expenses	2,397	2,023
Gains on Sales of Other Assets and Other, net	2	—
Operating Income	597	482
Other Income and Expenses, net	35	43
Interest Expense	211	192
Income Before Income Taxes	421	333
Income Tax Expense	67	43
Net Income	$354	$290

Net Income	$354	$290
Other Comprehensive Income, net of tax
Net unrealized gains on cash flow hedges	1	1
Unrealized losses on available-for-sale securities	(2)	(1)
Other Comprehensive Loss, net of tax	(1)	—
Comprehensive Income	$353	$290
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$63	$70
Receivables (net of allowance for doubtful accounts of $11 at 2022 and 2021)	286	247
Receivables of VIEs (net of allowance for doubtful accounts of $40 at 2022 and $25 at 2021)	1,166	1,006
Receivables from affiliated companies	37	121
Notes receivable from affiliated companies	237	—
Inventory	1,403	1,398
Regulatory assets (includes $93 at 2022 and 2021 related to VIEs)	1,101	1,030
Other (includes $27 at 2022 and $39 at 2021 related to VIEs)	319	125
Total current assets	4,612	3,997
Property, Plant and Equipment
Cost	61,629	60,894
Accumulated depreciation and amortization	(19,702)	(19,214)
Facilities to be retired, net	24	26
Net property, plant and equipment	41,951	41,706
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,583 at 2022 and $1,603 at 2021 related to VIEs)	6,024	5,909
Nuclear decommissioning trust funds	4,385	4,642
Operating lease right-of-use assets, net	701	691
Other	1,336	1,242
Total other noncurrent assets	16,101	16,139
Total Assets	$62,664	$61,842
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$982	$1,099
Accounts payable to affiliated companies	364	506
Notes payable to affiliated companies	377	2,809
Taxes accrued	157	128
Interest accrued	195	192
Current maturities of long-term debt (includes $88 at 2022 and $71 at 2021 related to VIEs)	1,095	1,082
Asset retirement obligations	268	275
Regulatory liabilities	469	478
Other	760	868
Total current liabilities	4,667	7,437
Long-Term Debt (includes $2,246 at 2022 and $2,293 at 2021 related to VIEs)	20,412	19,591
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,702	4,564
Asset retirement obligations	5,821	5,837
Regulatory liabilities	5,671	5,566
Operating lease liabilities	619	606
Accrued pension and other post-retirement benefit costs	409	417
Other	531	526
Total other noncurrent liabilities	17,753	17,516
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2022 and 2021	—	—
Additional paid-in capital	9,149	9,149
Retained earnings	10,543	8,007
Accumulated other comprehensive loss	(12)	(11)
Total Progress Energy, Inc. stockholders' equity	19,680	17,145
Noncontrolling interests	2	3
Total equity	19,682	17,148
Total Liabilities and Equity	$62,664	$61,842
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$354	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	625	575
Equity component of AFUDC	(12)	(13)
Deferred income taxes	72	79
Payments for asset retirement obligations	(68)	(69)
Provision for rate refunds	(16)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	164	6
Receivables	(123)	214
Receivables from affiliated companies	102	81
Inventory	(5)	39
Other current assets	(224)	(150)
Increase (decrease) in
Accounts payable	26	(69)
Accounts payable to affiliated companies	(142)	32
Taxes accrued	30	23
Other current liabilities	(113)	(60)
Other assets	(80)	(27)
Other liabilities	40	(64)
Net cash provided by operating activities	630	887
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(981)	(796)
Purchases of debt and equity securities	(531)	(517)
Proceeds from sales and maturities of debt and equity securities	548	537
Notes receivable from affiliated companies	(237)	—
Other	(28)	(59)
Net cash used in investing activities	(1,229)	(835)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	889	98
Payments for the redemption of long-term debt	(54)	(34)
Notes payable to affiliated companies	(1)	(125)
Dividends to parent	(250)	—
Other	(3)	(2)
Net cash provided by (used in) financing activities	581	(63)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18)	(11)
Cash, cash equivalents and restricted cash at beginning of period	113	200
Cash, cash equivalents and restricted cash at end of period	$95	$189
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$349	$317
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2021 and 2022
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
Net income	—	290	—	—	—	290	—	290
Other comprehensive income (loss)	—	—	1	(1)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	1	—	—	—	1	(1)	—
Balance at March 31, 2021	$9,143	$7,400	$(4)	$(3)	$(8)	$16,528	$2	$16,530

Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
Net income	—	354	—	—	—	354	—	354
Other comprehensive income (loss)	—	—	1	(2)	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Equitization of certain notes payable to affiliates	—	2,431	—	—	—	2,431	—	2,431
Other	—	1	—	—	—	1	—	1
Balance at March 31, 2022	$9,149	$10,543	$(1)	$(4)	$(7)	$19,680	$2	$19,682
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating Revenues	$1,632	$1,401
Operating Expenses
Fuel used in electric generation and purchased power	574	436
Operation, maintenance and other	391	357
Depreciation and amortization	306	285
Property and other taxes	49	49
Total operating expenses	1,320	1,127
Gains on Sales of Other Assets and Other, net	1	—
Operating Income	313	274
Other Income and Expenses, net	22	24
Interest Expense	85	69
Income Before Income Taxes	250	229
Income Tax Expense	35	19
Net Income and Comprehensive Income	$215	$210

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$42	$35
Receivables (net of allowance for doubtful accounts of $4 at 2022 and 2021)	188	127
Receivables of VIEs (net of allowance for doubtful accounts of $27 at 2022 and $17 at 2021)	658	574
Receivables from affiliated companies	20	65
Notes receivable from affiliated companies	328	—
Inventory	940	921
Regulatory assets (includes $39 at 2022 and 2021 related to VIEs)	595	533
Other (includes $14 in 2022 and $0 in 2021 related to VIEs)	200	83
Total current assets	2,971	2,338
Property, Plant and Equipment
Cost	37,361	37,018
Accumulated depreciation and amortization	(13,691)	(13,387)
Facilities to be retired, net	24	26
Net property, plant and equipment	23,694	23,657
Other Noncurrent Assets
Regulatory assets (includes $711 at 2022 and $720 at 2021 related to VIEs)	4,124	4,118
Nuclear decommissioning trust funds	3,872	4,089
Operating lease right-of-use assets, net	410	389
Other	867	792
Total other noncurrent assets	9,273	9,388
Total Assets	$35,938	$35,383
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$450	$476
Accounts payable to affiliated companies	260	310
Notes payable to affiliated companies	—	172
Taxes accrued	77	163
Interest accrued	76	96
Current maturities of long-term debt (includes $32 at 2022 and $15 at 2021 related to VIEs)	568	556
Asset retirement obligations	268	274
Regulatory liabilities	378	381
Other	400	448
Total current liabilities	2,477	2,876
Long-Term Debt (includes $1,080 at 2022 and $1,097 at 2021 related to VIEs)	10,396	9,543
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,275	2,208
Asset retirement obligations	5,411	5,401
Regulatory liabilities	4,898	4,868
Operating lease liabilities	372	350
Accrued pension and other post-retirement benefit costs	218	221
Investment tax credits	128	128
Other	96	87
Total other noncurrent liabilities	13,398	13,263
Commitments and Contingencies
Equity
Member's Equity	9,517	9,551
Total Liabilities and Equity	$35,938	$35,383

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$215	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	350	331
Equity component of AFUDC	(7)	(8)
Deferred income taxes	19	6
Payments for asset retirement obligations	(41)	(46)
Provision for rate refunds	(16)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	164	2
Receivables	(70)	131
Receivables from affiliated companies	63	(20)
Inventory	(19)	29
Other current assets	(75)	(21)
Increase (decrease) in
Accounts payable	18	(62)
Accounts payable to affiliated companies	(50)	10
Taxes accrued	(85)	(12)
Other current liabilities	(67)	(25)
Other assets	(56)	(35)
Other liabilities	47	(15)
Net cash provided by operating activities	390	475
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(467)	(400)
Purchases of debt and equity securities	(481)	(382)
Proceeds from sales and maturities of debt and equity securities	480	380
Notes receivable from affiliated companies	(328)	—
Other	(19)	(29)
Net cash used in investing activities	(815)	(431)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	889	98
Payments for the:
Payments for the redemption of long-term debt	(21)	(2)
Notes payable to affiliated companies	(172)	(132)
Distributions to parent	(250)	—
Other	(1)	(1)
Net cash provided by (used in) financing activities	445	(37)
Net increase in cash, cash equivalents and restricted cash	20	7
Cash, cash equivalents and restricted cash at beginning of period	39	39
Cash, cash equivalents and restricted cash at end of period	$59	$46
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$111	$96

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
March 31, 2021 and 2022
(in millions)	Member's Equity
Balance at December 31, 2020	$9,260
Net income	210
Balance at March 31, 2021	$9,470

Balance at December 31, 2021	$9,551
Net income	215
Distributions to parent	(250)
Other	1
Balance at March 31, 2022	$9,517

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating Revenues	$1,355	$1,101
Operating Expenses
Fuel used in electric generation and purchased power	490	359
Operation, maintenance and other	249	242
Depreciation and amortization	231	200
Property and other taxes	103	93
Total operating expenses	1,073	894
Gains on Sales of Other Assets and Other, net	1	—
Operating Income	283	207
Other Income and Expenses, net	15	18
Interest Expense	84	80
Income Before Income Taxes	214	145
Income Tax Expense	43	28
Net Income	$171	$117
Other Comprehensive Loss, net of tax
Unrealized losses on available-for-sale securities	(1)	(1)
Comprehensive Income	$170	$116

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$13	$23
Receivables (net of allowance for doubtful accounts of $8 at 2022 and 2021)	97	117
Receivables of VIEs (net of allowance for doubtful accounts of $13 at 2022 and $8 at 2021)	508	432
Receivables from affiliated companies	16	16
Inventory	463	477
Regulatory assets (includes $54 at 2022 and 2021 related to VIEs)	505	497
Other (includes $13 at 2022 and $39 at 2021 related to VIEs)	79	80
Total current assets	1,681	1,642
Property, Plant and Equipment
Cost	24,257	23,865
Accumulated depreciation and amortization	(6,003)	(5,819)
Net property, plant and equipment	18,254	18,046
Other Noncurrent Assets
Regulatory assets (includes $872 at 2022 and $883 at 2021 related to VIEs)	1,899	1,791
Nuclear decommissioning trust funds	514	553
Operating lease right-of-use assets, net	291	302
Other	418	399
Total other noncurrent assets	3,122	3,045
Total Assets	$23,057	$22,733
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$532	$623
Accounts payable to affiliated companies	120	209
Notes payable to affiliated companies	468	199
Taxes accrued	96	51
Interest accrued	84	68
Current maturities of long-term debt (includes $56 at 2022 and 2021 related to VIEs)	77	76
Asset retirement obligations	1	1
Regulatory liabilities	91	98
Other	349	408
Total current liabilities	1,818	1,733
Long-Term Debt (includes $1,166 at 2022 and $1,196 at 2021 related to VIEs)	8,374	8,406
Other Noncurrent Liabilities
Deferred income taxes	2,503	2,434
Asset retirement obligations	411	436
Regulatory liabilities	772	698
Operating lease liabilities	247	256
Accrued pension and other post-retirement benefit costs	161	166
Other	306	309
Total other noncurrent liabilities	4,400	4,299
Commitments and Contingencies
Equity
Member's equity	8,469	8,298
Accumulated other comprehensive loss	(4)	(3)
Total equity	8,465	8,295
Total Liabilities and Equity	$23,057	$22,733

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	273	243
Equity component of AFUDC	(5)	(4)
Deferred income taxes	52	74
Payments for asset retirement obligations	(28)	(24)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	2
Receivables	(54)	83
Receivables from affiliated companies	—	(4)
Inventory	14	10
Other current assets	(72)	(101)
Increase (decrease) in
Accounts payable	9	(7)
Accounts payable to affiliated companies	(89)	23
Taxes accrued	45	3
Other current liabilities	(52)	(41)
Other assets	(24)	12
Other liabilities	(6)	(48)
Net cash provided by operating activities	234	338
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(514)	(396)
Purchases of debt and equity securities	(49)	(134)
Proceeds from sales and maturities of debt and equity securities	69	157
Other	(10)	(30)
Net cash used in investing activities	(504)	(403)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(34)	(33)
Notes payable to affiliated companies	269	83
Other	(1)	—
Net cash provided by financing activities	234	50
Net decrease in cash, cash equivalents and restricted cash	(36)	(15)
Cash, cash equivalents and restricted cash at beginning of period	62	50
Cash, cash equivalents and restricted cash at end of period	$26	$35
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$237	$222

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2021 and 2022
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2020	$7,560	$(2)	$7,558
Net income	117	—	117
Other comprehensive loss	—	(1)	(1)
Balance at March 31, 2021	$7,677	$(3)	$7,674

Balance at December 31, 2021	$8,298	$(3)	$8,295
Net income	171	—	171
Other comprehensive loss	—	(1)	(1)
Balance at March 31, 2022	$8,469	$(4)	$8,465
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating Revenues
Regulated electric	$412	$363
Regulated natural gas	226	169
Total operating revenues	638	532
Operating Expenses
Fuel used in electric generation and purchased power	127	82
Cost of natural gas	107	51
Operation, maintenance and other	178	108
Depreciation and amortization	80	74
Property and other taxes	101	92
Total operating expenses	593	407
Operating Income	45	125
Other Income and Expenses, net	6	5
Interest Expense	30	25
Income Before Income Taxes	21	105
Income Tax (Benefit) Expense	(56)	14
Net Income and Comprehensive Income	$77	$91

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$15	$13
Receivables (net of allowance for doubtful accounts of $4 at 2022 and 2021)	101	96
Receivables from affiliated companies	93	122
Notes receivable from affiliated companies	—	15
Inventory	114	116
Regulatory assets	60	72
Other	23	57
Total current assets	406	491
Property, Plant and Equipment
Cost	11,818	11,725
Accumulated depreciation and amortization	(3,102)	(3,106)
Generation facilities to be retired, net	—	6
Net property, plant and equipment	8,716	8,625
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	584	635
Operating lease right-of-use assets, net	18	19
Other	87	84
Total other noncurrent assets	1,609	1,658
Total Assets	$10,731	$10,774
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$379	$348
Accounts payable to affiliated companies	68	64
Notes payable to affiliated companies	123	103
Taxes accrued	219	275
Interest accrued	32	30
Asset retirement obligations	13	13
Regulatory liabilities	67	62
Other	73	82
Total current liabilities	974	977
Long-Term Debt	3,168	3,168
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,078	1,050
Asset retirement obligations	124	123
Regulatory liabilities	593	739
Operating lease liabilities	18	18
Accrued pension and other post-retirement benefit costs	109	109
Other	100	101
Total other noncurrent liabilities	2,022	2,140
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2022 and 2021	762	762
Additional paid-in capital	3,100	3,100
Retained earnings	680	602
Total equity	4,542	4,464
Total Liabilities and Equity	$10,731	$10,774

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	75
Equity component of AFUDC	(3)	(2)
Deferred income taxes	(51)	12
Provision for rate refunds	5	—
(Increase) decrease in
Receivables	(5)	—
Receivables from affiliated companies	15	5
Inventory	2	2
Other current assets	48	(5)
Increase (decrease) in
Accounts payable	88	8
Accounts payable to affiliated companies	—	(12)
Taxes accrued	(56)	(55)
Other current liabilities	(89)	(8)
Other assets	(17)	(16)
Other liabilities	74	1
Net cash provided by operating activities	169	96
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(210)	(220)
Notes receivable from affiliated companies	29	37
Other	(6)	(10)
Net cash used in investing activities	(187)	(193)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to affiliated companies	21	101
Other	(1)	—
Net cash provided by financing activities	20	101
Net increase in cash and cash equivalents	2	4
Cash and cash equivalents at beginning of period	13	14
Cash and cash equivalents at end of period	$15	$18
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$82	$84
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2021 and 2022
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2020	$762	$2,776	$397	$3,935
Net income	—	—	91	91
Balance at March 31, 2021	$762	$2,776	$488	$4,026

Balance at December 31, 2021	$762	$3,100	$602	$4,464
Net income	—	—	77	77
Other	—	—	1	1
Balance at March 31, 2022	$762	$3,100	$680	$4,542
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating Revenues	$822	$745
Operating Expenses
Fuel used in electric generation and purchased power	319	217
Operation, maintenance and other	192	178
Depreciation and amortization	156	152
Property and other taxes	25	21
Impairment of assets and other charges	211	—
Total operating expenses	903	568
Operating (Loss) Income	(81)	177
Other Income and Expenses, net	10	9
Interest Expense	45	50
(Loss) Income Before Income Taxes	(116)	136
Income Tax (Benefit) Expense	(37)	24
Net (Loss) Income and Comprehensive (Loss) Income	$(79)	$112

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$19	$6
Receivables (net of allowance for doubtful accounts of $3 at 2022 and 2021)	83	100
Receivables from affiliated companies	69	98
Notes receivable from affiliated companies	20	134
Inventory	430	418
Regulatory assets	301	277
Other	72	68
Total current assets	994	1,101
Property, Plant and Equipment
Cost	17,494	17,343
Accumulated depreciation and amortization	(5,693)	(5,583)
Net property, plant and equipment	11,801	11,760
Other Noncurrent Assets
Regulatory assets	1,077	1,278
Operating lease right-of-use assets, net	52	53
Other	295	296
Total other noncurrent assets	1,424	1,627
Total Assets	$14,219	$14,488
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$268	$282
Accounts payable to affiliated companies	187	221
Taxes accrued	131	73
Interest accrued	56	49
Current maturities of long-term debt	31	84
Asset retirement obligations	115	110
Regulatory liabilities	140	127
Other	108	105
Total current liabilities	1,036	1,051
Long-Term Debt	4,089	4,089
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,234	1,303
Asset retirement obligations	861	877
Regulatory liabilities	1,557	1,565
Operating lease liabilities	49	50
Accrued pension and other post-retirement benefit costs	168	167
Investment tax credits	177	177
Other	74	44
Total other noncurrent liabilities	4,120	4,183
Commitments and Contingencies
Equity
Member's Equity	4,824	5,015
Total Liabilities and Equity	$14,219	$14,488

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(79)	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	157	153
Equity component of AFUDC	(7)	(5)
Impairment of assets and other charges	211	—
Deferred income taxes	(81)	(12)
Payments for asset retirement obligations	(15)	(10)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	1
Receivables	4	(9)
Receivables from affiliated companies	12	—
Inventory	(12)	38
Other current assets	(22)	(23)
Increase (decrease) in
Accounts payable	19	1
Accounts payable to affiliated companies	(22)	(16)
Taxes accrued	74	71
Other current liabilities	14	20
Other assets	(10)	3
Other liabilities	50	12
Net cash provided by operating activities	293	336
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(212)	(186)
Purchases of debt and equity securities	(16)	(5)
Proceeds from sales and maturities of debt and equity securities	13	4
Notes receivable from affiliated companies	131	(1)
Other	(17)	(7)
Net cash used in investing activities	(101)	(195)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(53)	—
Notes payable to affiliated companies	—	(131)
Distributions to parent	(125)	—
Other	(1)	—
Net cash used in financing activities	(179)	(131)
Net increase in cash and cash equivalents	13	10
Cash and cash equivalents at beginning of period	6	7
Cash and cash equivalents at end of period	$19	$17
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$82	$74
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
March 31, 2021 and 2022
(in millions)	Member's Equity
Balance at December 31, 2020	$4,783
Net income	112
Other	1
Balance at March 31, 2021	$4,896

Balance at December 31, 2021	$5,015
Net loss	(79)
Distributions to parent	(113)
Other	1
Balance at March 31, 2022	$4,824

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating Revenues	$805	$606
Operating Expenses
Cost of natural gas	374	225
Operation, maintenance and other	95	78
Depreciation and amortization	54	48
Property and other taxes	16	14
Total operating expenses	539	365
Operating Income	266	241
Other Income and Expenses, net	13	17
Interest Expense	32	29
Income Before Income Taxes	247	229
Income Tax Expense	33	26
Net Income and Comprehensive Income	$214	$203

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $17 at 2022 and $15 at 2021)	$303	$318
Receivables from affiliated companies	13	11
Inventory	51	109
Regulatory assets	133	141
Other	16	9
Total current assets	516	588
Property, Plant and Equipment
Cost	10,110	9,918
Accumulated depreciation and amortization	(1,952)	(1,899)
Facilities to be retired, net	10	11
Net property, plant and equipment	8,168	8,030
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	349	316
Operating lease right-of-use assets, net	15	16
Investments in equity method unconsolidated affiliates	97	95
Other	307	288
Total other noncurrent assets	817	764
Total Assets	$9,501	$9,382
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$170	$196
Accounts payable to affiliated companies	52	40
Notes payable to affiliated companies	360	518
Taxes accrued	79	63
Interest accrued	35	37
Regulatory liabilities	98	56
Other	73	81
Total current liabilities	867	991
Long-Term Debt	2,969	2,968
Other Noncurrent Liabilities
Deferred income taxes	831	815
Asset retirement obligations	22	22
Regulatory liabilities	1,041	1,058
Operating lease liabilities	13	14
Accrued pension and other post-retirement benefit costs	7	7
Other	188	158
Total other noncurrent liabilities	2,102	2,074
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2022 and 2021	1,635	1,635
Retained earnings	1,928	1,714
Total equity	3,563	3,349
Total Liabilities and Equity	$9,501	$9,382

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$214	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	48
Equity component of AFUDC	(1)	(6)
Deferred income taxes	(11)	(12)
Equity in earnings from unconsolidated affiliates	(2)	(2)
Provision for rate refunds	(2)	—
(Increase) decrease in
Receivables	15	(8)
Receivables from affiliated companies	(2)	—
Inventory	58	31
Other current assets	7	66
Increase (decrease) in
Accounts payable	(16)	(63)
Accounts payable to affiliated companies	12	(21)
Taxes accrued	16	45
Other current liabilities	36	(16)
Other assets	(13)	2
Other liabilities	—	(2)
Net cash provided by operating activities	366	265
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(199)	(200)
Notes receivable from affiliated companies	—	(198)
Other	(8)	(8)
Net cash used in investing activities	(207)	(406)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	347
Notes payable to affiliated companies	(158)	(530)
Capital contributions from parent	—	325
Other	(1)	—
Net cash (used in) provided by financing activities	(159)	142
Net increase in cash and cash equivalents	—	1
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$1
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$87	$106

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2021 and 2022
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2020	$1,310	$1,405	$2,715
Net income	—	203	203
Contribution from parent	325	—	325
Balance at March 31, 2021	$1,635	$1,608	$3,243

Balance at December 31, 2021	$1,635	$1,714	$3,349
Net income	—	214	214
Balance at March 31, 2022	$1,635	$1,928	$3,563

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2021.
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
NONCONTROLLING INTEREST
Duke Energy maintains a controlling financial interest in certain less than wholly owned nonregulated subsidiaries. As a result, Duke Energy consolidates these subsidiaries and presents the third-party investors' portion of Duke Energy's net income (loss), net assets and comprehensive income (loss) as noncontrolling interest. Noncontrolling interest is included as a component of equity on the Condensed Consolidated Balance Sheets.
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

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

The following table presents allocated losses to noncontrolling interest for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,
(in millions)	2022	2021
Noncontrolling Interest Allocation of Income
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	$24	$43
Allocated losses to noncontrolling members based on pro rata shares of ownership	13	8
Total Noncontrolling Interest Allocated Losses	$37	$51
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. See Notes 9 and 11 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets.

	March 31, 2022					December 31, 2021
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$853	$4	$63	$42	$13	$343	$7	$70	$35	$23
Other	151	4	28	13	13	170	—	39	—	39
Other Noncurrent Assets
Other	16	1	4	4	—	7	1	4	4	—
Total cash, cash equivalents and restricted cash	$1,020	$9	$95	$59	$26	$520	$8	$113	$39	$62
INVENTORY
Provisions for inventory write-offs were not material at March 31, 2022, and December 31, 2021. The components of inventory are presented in the tables below.

	March 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,455	$810	$1,089	$744	$345	$89	$320	$14
Coal	469	196	149	93	56	16	108	—
Natural gas, oil and other fuel	247	34	165	103	62	9	2	37
Total inventory	$3,171	$1,040	$1,403	$940	$463	$114	$430	$51

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,397	$793	$1,067	$729	$338	$80	$311	$14
Coal	486	195	167	94	73	19	105	—
Natural gas, oil and other fuel	316	38	164	98	66	17	2	95
Total inventory	$3,199	$1,026	$1,398	$921	$477	$116	$418	$109
NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2022.
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
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. Duke Energy continues to monitor recoverability of its renewable merchant plants located in the ERCOT West market and in the PJM West market due to fluctuating market pricing and long-term forecasted energy prices. The assets were not impaired as of March 31, 2022, because the carrying value of approximately $200 million continues to approximate the aggregate estimated future undiscounted cash flows. Duke Energy has a 51% ownership interest in these assets. A continued decline in energy market pricing or other factors unfavorably impacting the economics would likely result in a future impairment.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's ownership interest in National Methanol Company.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2022
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,995	$1,009	$121	$7,125	$7	$—	$7,132
Intersegment revenues	7	23	—	30	23	(53)	—
Total revenues	$6,002	$1,032	$121	$7,155	$30	$(53)	$7,132
Segment income (loss)(a)	$723	$254	$11	$988	$(170)	$—	$818
Less: Noncontrolling interests							37
Add: Preferred stock dividend							39
Net Income							$820
Segment assets	$144,790	$15,170	$7,021	$166,981	$4,251	$(12)	$171,220

	Three Months Ended March 31, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,273	$752	$119	$6,144	$6	$—	$6,150
Intersegment revenues	8	23	—	31	20	(51)	—
Total revenues	$5,281	$775	$119	$6,175	$26	$(51)	$6,150
Segment income (loss)(b)	$820	$245	$27	$1,092	$(139)	$—	$953
Less: Noncontrolling interests							51
Add: Preferred stock dividend							39
Net Income							$941
(a)Electric Utilities and Infrastructure includes $211 million recorded within Impairment of assets and other charges, $46 million within Operating revenues and $22 million within Noncontrolling Interests related to the Duke Energy Supreme Court ruling on the Condensed Consolidated Statements of Operations. See Note 3 for additional information.
(b)Commercial Renewables includes a $35 million loss related to Texas Storm Uri, of which $8 million is recorded within Nonregulated electric and other revenues, $2 million within Operation, maintenance and other, $29 million within Equity in earnings (losses) of unconsolidated affiliates and $12 million within Net Loss Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations. See Note 4 for additional information. Gas Utilities and Infrastructure includes $6 million, recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended March 31, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$412	$226	$638	$—	$—	$638
Segment income/Net (loss) income	$41	$38	$79	$(2)	$—	$77
Segment assets	$7,101	$3,784	$10,885	$14	$(168)	$10,731

	Three Months Ended March 31, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$363	$169	$532	$—	$532
Segment income/Net (loss) income	$50	$43	$93	$(2)	$91
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
HB 951
The NCUC is required by North Carolina House Bill 951 (HB 951) to adopt an initial Carbon Plan on or before December 31, 2022. The NCUC has directed Duke Energy Carolinas and Duke Energy Progress to file a proposed Carbon Plan on or before May 16, 2022. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
On February 10, 2022, the NCUC adopted rules to govern the application and review process for the PBR authorized under HB 951. On April 5, 2022, the NCUC adopted rules to govern the securitization of 50% of the North Carolina retail portion of the remaining net book value of retiring coal plants pursuant to HB 951. The rules are constructive and consistent with the policy objectives of HB 951.
Duke Energy Carolinas
Oconee Nuclear Station Subsequent License Renewal
On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal (SLR) application for the Oconee Nuclear Station (ONS) with the U.S. Nuclear Regulatory Commission (NRC) to renew ONS’s operating license for an additional 20 years. The SLR would extend operations of the facility from 60 to 80 years. The current licenses for units 1 and 2 expire in 2033 and the license for unit 3 expires in 2034. By a Federal Register Notice dated July 28, 2021, the NRC provided a 60-day comment period for persons whose interest may be affected by the issuance of a subsequent renewed license for ONS to file a request for a hearing and a petition for leave to intervene. On September 27, 2021, Beyond Nuclear and Sierra Club (Petitioners) filed a Hearing Request and Petition to Intervene (Hearing Request) and a Petition for Waiver. The Hearing Request proposed three contentions purporting to challenge Duke Energy Carolinas’ environmental report (ER). In general, the proposed contentions claimed that the ER did not consider certain information regarding the environmental aspects of severe accidents caused by a hypothetical failure of the Jocassee Dam, and therefore did not satisfy the National Environmental Policy Act (NEPA) of 1969, as amended, or the NRC’s NEPA-implementing regulations. Duke Energy Carolinas filed its answer to the proposed contentions on October 22, 2021, and the Petitioners filed their reply to Duke Energy Carolinas’ answer on November 5, 2021. On February 11, 2022, the Atomic Safety and Licensing Board (ASLB) issued its decision on the Hearing Request and found that the Petitioners failed to establish that the proposed contentions are litigable. The ASLB also denied the Petitioners' Petition for Waiver and terminated the proceeding.
On February 24, 2022, the NRC issued a decision in the Turkey Point SLR appeal and ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. While Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including ONS. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a revised environmental report providing information on environmental impacts during the SLR period prior to the rulemaking being completed. Duke Energy Carolinas is evaluating the two options to determine which is preferable for ONS. Although the NRC’s decision will delay completion of the SLR proceeding, Duke Energy Carolinas does not believe it changes the probability that the ONS subsequent renewed licenses will ultimately be issued, though Duke Energy Carolinas cannot guaranty the outcome of the license application process.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. New depreciation rates were implemented for all of the nuclear facilities during the second quarter of 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Progress
FERC Return on Equity Complaint
On October 16, 2020, North Carolina Electric Membership Corporation (NCEMC) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA), alleging that the 11% stated return on equity (ROE) component in the demand formula rate in the Power Supply and Coordination Agreement between NCEMC and Duke Energy Progress is unjust and unreasonable. Under FPA Section 206, the earliest refund effective date that the FERC can establish is the date of the filing of the complaint. A series of responses and answers were filed at FERC. The complaint proceeding is currently held in abeyance until June 1, 2022, based on representations that the parties have reached an agreement in principle and need additional time to finalize the filing. Duke Energy Progress cannot predict the outcome of this matter.
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
Storm Protection Plan
On April 11, 2022, Duke Energy Florida filed a Storm Protection Plan for approval with the FPSC. The plan, which covers investments for the 2023-2032 time frame, reflects approximately $7 billion of capital investment in transmission and distribution meant to strengthen its infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. The FPSC has scheduled a hearing to begin on August 2, 2022. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Ohio
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million and an ROE of 10.3%. This is an approximate 3.3% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last electric distribution base rate case in 2017. Duke Energy Ohio is also seeking to adjust the caps on its Distribution Capital Investment Rider (DCI Rider). Duke Energy Ohio anticipates the PUCO will rule on the request in 2022. Duke Energy Ohio cannot predict the outcome of this matter.

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
•On November 18, 2020, the PUCO issued an order directing all utilities to set their energy efficiency riders to zero effective January 1, 2021, and to file a separate application for final reconciliation of all energy efficiency costs prior to December 31, 2020. Effective January 1, 2021, Duke Energy Ohio suspended its energy efficiency programs.
•On June 14, 2021, the PUCO issued an entry for each utility to file by July 15, 2021, a proposal to reestablish low-income programs through December 31, 2021. Duke Energy Ohio filed its application on July 14, 2021.
•On February 23, 2022, the PUCO issued its Fifth Entry on Rehearing that 1) affirmed its reduction in Duke Energy Ohio's shared savings cap; 2) denied rehearing/clarification regarding lost distribution revenues and shared savings recovery for periods after December 31, 2020; and 3) directed Duke Energy Ohio to submit an updated application with exhibits.
•On March 25, 2022, Duke Energy Ohio filed its Amended Application consistent with the PUCO's order.
Duke Energy Ohio cannot predict the outcome of this matter.
Natural Gas Pipeline Extension
Duke Energy Ohio installed a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Construction of the pipeline extension was completed and placed in service on March 14, 2022. Duke Energy Ohio expects the final cost for the pipeline development and construction activities to be approximately $185 million (excluding overheads and AFUDC).
MGP Cost Recovery
In an order issued in 2013, the PUCO approved Duke Energy Ohio's deferral and recovery of costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas base rate case. The Staff of the PUCO (Staff) issued reports recommending a disallowance of MGP remediation costs incurred that the Staff believes are not eligible for recovery. The Staff interprets the PUCO’s 2013 order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. Duke Energy Ohio filed reply comments objecting to the Staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. Additionally, the Staff recommended that any discussion pertaining to Duke Energy Ohio's recovery of ongoing MGP costs should be directly tied to or netted against insurance proceeds collected by Duke Energy Ohio. An evidentiary hearing concluded on November 21, 2019. Initial briefs were filed on January 17, 2020, and reply briefs were filed on February 14, 2020.
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
A Stipulation and Recommendation was filed jointly by Duke Energy Ohio, the Staff, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021, which was approved without modification by the PUCO on April 20, 2022. The Stipulation and Recommendation resolved all open issues regarding MGP remediation costs incurred between 2013 and 2019, Duke Energy Ohio’s request for additional deferral authority beyond 2019 and the pending issues related to the Tax Act described below as it related to Duke Energy Ohio’s natural gas operations. As a result of the approval of the Stipulation and Recommendation, Duke Energy Ohio recognized pretax charges of approximately $15 million to Operating revenues, regulated natural gas and $58 million to Operation, maintenance and other and a tax benefit of $72 million to Income Tax (Benefit) Expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022. The Stipulation and Recommendation further acknowledged Duke Energy Ohio’s ability to file a request for additional deferral authority in the future related to environmental remediation of any MGP impacts in the Ohio River if necessary, subject to specific conditions. Intervenors have 30 days to file for rehearing. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Tax Act – Ohio
On December 21, 2018, Duke Energy Ohio filed an application to change its base rate tariffs and establish a new rider to implement the benefits of the Tax Act for natural gas customers. Duke Energy Ohio requested commission approval to implement the tariff changes and rider effective April 1, 2019. The new rider would flow through to customers the benefit of the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules would be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. The PUCO established a procedural schedule and testimony was filed on July 31, 2019. An evidentiary hearing occurred on August 7, 2019. The Stipulation and Recommendation filed on August 31, 2021, and approved on April 20, 2022, disclosed in the MGP Cost Recovery matter above, resolves the outstanding issues in this proceeding by providing customers a one-time bill credit for the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, through June 1, 2022, and reducing base rates going forward. Deferred income taxes subject to normalization rules will be refunded consistent with federal law through a new rider. Deferred income taxes not subject to normalization rules were written off. Intervenors have 30 days to file for rehearing. Duke Energy Ohio cannot predict the outcome of this matter.
Midwest Propane Caverns
Duke Energy Ohio used propane stored in caverns to meet peak demand during winter. Because the Central Corridor Project is complete and placed in service, the propane peaking facilities will no longer be necessary and have been retired. On October 7, 2021, Duke Energy Ohio requested deferral treatment of the property, plant and equipment as well as costs related to propane inventory and decommissioning costs. On January 6, 2022, the Staff issued a report recommending deferral authority for costs related to propane inventory and decommissioning costs, but not for the net book value of the remaining plant assets. As a result of the Staff's report, Duke Energy Ohio recorded a $19 million charge to Impairment of assets and other charges on the Consolidated Statements of Operations and Comprehensive Income in the fourth quarter of 2021. A Stipulation and Recommendation was filed jointly by Duke Energy Ohio and the Staff on April 27, 2022, recommending, among other things, approval of deferral treatment of a portion of the net book value of the property, plant and equipment prior to the 2021 impairment at the time of the next natural gas base rate case, excluding operations and maintenance savings, decommissioning costs not to exceed $7 million and costs related to propane inventory. The Stipulation and Recommendation states that Duke Energy Ohio will seek recovery of the deferral through its next gas base rate case proceeding with a proposed amortization period of at least ten years and include an independent engineering study analyzing the necessity and prudency of the incremental investments made at the facilities since March 31, 2012. Duke Energy Ohio will not seek a return on the deferred amounts. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Indiana
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020. On June 29, 2020, the IURC issued an order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order approved Duke Energy Indiana’s requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The IURC reduced Duke Energy Indiana’s request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction was due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% is due to the approved ROE of 9.7% versus the requested ROE of 10.4% and approximately 20% was related to miscellaneous earnings neutral adjustments. Step one rates were estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates are estimated to be the remaining 25% of the total rate increase. Step two rates were approved on July 28, 2021, and implemented in August 2021. Step two rates are based on an ROE of 9.7% and actual December 31, 2020 capital structure with a 54% equity component. Step two rates were reconciled to January 1, 2021.
Several groups appealed the IURC order to the Indiana Court of Appeals. Appellate briefs were filed on October 14, 2020, focusing on three issues: wholesale sales allocations, coal ash basin cost recovery and the Edwardsport IGCC operating and maintenance expense level approved. The appeal was fully briefed in January 2021 and an oral argument was held on April 8, 2021. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. The Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group filed a joint petition to transfer the rate case appeal to the Indiana Supreme Court on June 28, 2021. Response briefs were filed July 19, 2021. The Indiana Supreme Court issued its opinion on March 10, 2022, finding that the IURC erred in allowing Duke Energy Indiana to recover coal ash costs incurred before the IURC’s rate case order in June 2020. The Indiana Supreme Court found that allowing Duke Energy Indiana to recover coal ash costs incurred between rate cases that exceeded the amount built into base rates violated the prohibition against retroactive ratemaking. The IURC’s order has been remanded to the IURC for additional proceedings consistent with the Indiana Supreme Court’s opinion. As a result of the court's opinion, Duke Energy Indiana recognized pretax charges of approximately $211 million to Impairment of assets and other charges and $46 million to Operating revenues in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022. Duke Energy Indiana filed a request for rehearing with the Supreme Court on April 11, 2022. Until the Indiana Supreme Court acts on the petition for rehearing, the IURC may not act on the Supreme Court's initial remedy. Duke Energy Indiana cannot predict the outcome of this matter.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020. Briefing was completed by mid-September 2021. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC filed a notice of appeal to the Indiana Court of Appeals on December 3, 2021. Duke Energy Indiana cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Piedmont
2022 South Carolina Rate Case
On April 1, 2022, Piedmont filed an application with the PSCSC for a rate increase for retail customers of approximately $7 million, which represents an approximate 3.4% increase in retail revenues. The rate increase is driven by customer growth and infrastructure upgrade investments (plant additions) since Piedmont’s last proceeding in 2021 under South Carolina’s Rate Stabilization Act. In addition, Piedmont agreed with the South Carolina Office of Regulatory Staff in 2019 to file a general rate case no later than April 1, 2022, to conduct a more comprehensive review of rates including the allocation of costs to residential, commercial and industrial customers. The PSCSC has scheduled an evidentiary hearing for the week of August 15, 2022. Piedmont cannot predict the outcome of this matter.
OTHER REGULATORY MATTERS
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2022, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Units 1(a)	167	$12
Allen Steam Station Units 5(b)	259	265
Cliffside Unit 5(b)	546	358
Duke Energy Progress
Mayo Unit 1(b)	713	621
Roxboro Units 3-4(b)	1,409	450
Duke Energy Florida
Crystal River Units 4-5(c)	1,442	1,636
Duke Energy Indiana
Gibson Units 1-5(d)	2,845	2,076
Cayuga Units 1-2(d)	1,005	676
Total Duke Energy	8,386	$6,094
(a)As part of the 2015 resolution of a lawsuit involving alleged New Source Review violations, Duke Energy Carolinas must retire Allen Steam Station Unit 1 by December 31, 2024. The long-term energy options considered in the IRP could result in retirement of this unit earlier than its current estimated useful live.
(b)These units were included in the IRP filed by Duke Energy Carolinas and Duke Energy Progress in North Carolina and South Carolina on September 1, 2020. The long-term energy options considered in the IRP could result in retirement of these units earlier than their current estimated useful lives.
(c)On January 14, 2021, Duke Energy Florida filed the 2021 Settlement agreement with the FPSC, which proposed depreciation rates reflecting retirement dates for Duke Energy Florida's last two coal-fired generating facilities, Crystal River Units 4-5, eight years ahead of schedule in 2034 rather than in 2042. The FPSC approved the 2021 Settlement on May 4, 2021.
(d)The rate case filed July 2, 2019, included proposed depreciation rates reflecting retirement dates from 2026 to 2038. The depreciation rates reflecting these updated retirement dates were approved by the IURC as part of the rate case order issued on June 29, 2020.
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

(in millions)	March 31, 2022	December 31, 2021
Reserves for Environmental Remediation
Duke Energy	$87	$88
Duke Energy Carolinas	19	19
Progress Energy	23	23
Duke Energy Progress	11	11
Duke Energy Florida	11	11
Duke Energy Ohio	33	34
Duke Energy Indiana	4	4
Piedmont	8	9
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
Duke Energy
Michael Johnson et al. v. Duke Energy Corporation et al.
On September 23, 2020, plaintiff Michael Johnson, a former Duke Energy employee and participant in the Duke Energy Retirement Savings Plan (Plan) brought suit on his own behalf and on behalf of other participants and beneficiaries similarly situated against Duke Energy Corporation, the Duke Energy Benefits Committee, and other unnamed individual defendants. The complaint, which was subsequently amended to add a current participant as a plaintiff on November 23, 2020, alleges that the defendants breached their fiduciary duties with respect to certain fees associated with the Plan in violation of the Employee Retirement Income Security Act of 1974 and seeks certification of a class of all individuals who were participants or beneficiaries of the Plan at any time on or after September 23, 2014. The defendants filed a motion to dismiss the plaintiffs’ amended complaint on December 18, 2020. On January 31, 2022, the court denied the defendants' motion to dismiss. On February 28, 2022, Duke Energy responded to the amended complaint. Discovery commenced and the parties exchanged preliminary disclosures. After review of these disclosures, the parties filed a joint stipulation of dismissal with prejudice on April 28, 2022. If approved by the Court, this matter will be fully resolved. Duke Energy cannot predict the outcome of this matter.
Texas Storm Uri Tort Litigation
Several Duke Energy renewables project companies, located in the ERCOT market, were named in lawsuits arising out of Texas Storm Uri in mid-February 2021. Duke Energy Corporation, which had originally been named in several suits, was dismissed from the lawsuits. The lawsuits against the Duke Energy renewables project companies seek recovery for property damages, personal injury and for wrongful death allegedly caused by the power outages, which the plaintiffs claim was the result of collective failures of generators, transmission and distribution operators, retail energy providers and others, including ERCOT. The cases have been consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery and pre-litigation purposes. Five MDL cases have been designated for motions to dismiss while all other cases are stayed. Duke Energy renewables projects are named as defendants in three of these five cases. The parties' briefing on omnibus motions to dismiss should be completed by July 2022 and will focus on lack of duty, tariff defenses and sovereign immunity. Decisions on these motions will be applicable to all of the stayed cases. Duke Energy cannot predict the outcomes of these matters.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Duke Energy Carolinas
Ruben Villano, et al. v. Duke Energy Carolinas, LLC
On June 16, 2021, a group of nine individuals went over a low head dam adjacent to the Dan River Steam Station in Eden, North Carolina, while water tubing. Emergency personnel rescued four people and five others were confirmed deceased. On August 11, 2021, Duke Energy Carolinas was served with the complaint filed in Durham County Superior Court on behalf of four survivors, which was later amended to include all the decedents along with the survivors, except for one minor. The lawsuit alleges that Duke Energy Carolinas knew that the river was used for recreational purposes and that Duke Energy did not adequately warn about the dam, and that Duke Energy Carolinas created a dangerous and hidden hazard on the Dan River in building and maintaining the low head dam. On September 30, 2021, Duke Energy Carolinas filed its motion to dismiss and motion for transfer of venue from Durham County to Rockingham County, both of which were denied on November 15, 2021. On November 15, 2021, Duke Energy Carolinas was also served with Plaintiffs Second Amended Complaint, which added the final minor plaintiff and consolidated all the actions into one lawsuit. Duke Energy Carolinas has filed its Answer and Affirmative Defenses to the Second Amended Complaint. Mediation is scheduled for December 2022. Discovery has commenced and is scheduled to be completed on or before February 28, 2023. The case is scheduled to be trial-ready by April 24, 2023. Duke Energy Carolinas cannot predict the outcome of this matter.
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
On August 17, 2020, the court denied both NTE’s and Duke Energy Carolinas’ motions to dismiss. In October 2021, NTE filed a Second Amended Counterclaim and Complaint, and in January 2022, NTE filed a Third Amended Counterclaim and Complaint. Duke Energy Carolinas has responded to these pleadings. On December 6, 2021, Duke Energy Carolinas filed an Amended Complaint. On March 1, 2022, the parties participated in mediation, which ended in an impasse. On April 4, 2022, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. Duke Energy Carolinas' motion will be fully briefed on May 10, 2022. The case is scheduled to be trial-ready by August 1, 2022. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $495 million at March 31, 2022, and $501 million at December 31, 2021. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2041 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2041 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $644 million at March 31, 2022, and $644 million at December 31, 2021. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $12 million for Duke Energy and Duke Energy Carolinas as of March 31, 2022, and December 31, 2021. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Progress and Duke Energy Florida
Spent Nuclear Fuel Matters
On June 18, 2018, Duke Energy Progress and Duke Energy Florida sued the U.S. in the U.S. Court of Federal Claims for damages incurred for the period 2014 through 2018. The lawsuit claimed the DOE breached a contract in failing to accept spent nuclear fuel under the Nuclear Waste Policy Act of 1982 and asserted damages for the cost of on-site storage in the amount of $100 million and $200 million for Duke Energy Progress and Duke Energy Florida, respectively.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

On March 30, 2022, the DOE and Duke Energy Progress executed a settlement agreement, pursuant to which Duke Energy Progress will receive damages for costs incurred between 2014 and 2018, and will be able to submit future costs on a defined schedule. In April 2022, Duke Energy Progress received $87 million in proceeds that related to damages incurred in 2014 through 2018.
On May 2, 2022, the DOE and Duke Energy Florida executed a settlement agreement, pursuant to which Duke Energy Florida will receive approximately $180 million for costs incurred between 2014 and 2018, and will be able to submit costs incurred in 2019 and 2020 pursuant to an audit process.
Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council (HEC) filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication challenging the Indiana Department of Environmental Management’s (IDEM's) December 10, 2019, partial approval of Duke Energy Indiana’s ash pond closure plan at Duke Energy's Gallagher power station. After hearing oral arguments in early April 2021 on Duke Energy Indiana's and HEC's competing Motions for Summary Judgment, on May 4, 2021, the administrative court rejected all of HEC’s claims and issued a ruling in favor of Duke Energy Indiana. On June 3, 2021, HEC filed an appeal in Superior Court to seek judicial review of the order. On June 25, 2021, Duke Energy Indiana filed its response to the Petition to Review. On August 30, 2021, HEC served Duke Energy Indiana with its Brief in Support of Petition for Judicial Review. On October 29, 2021, Duke Energy Indiana and IDEM filed their response briefs. On December 13, 2021, HEC filed and served its Reply Brief.
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
Following the January 11, 2022 EPA notice of compliance letter, the parties filed a joint motion to stay the litigation for 45 days, which was approved by the court. As a result, the oral argument scheduled for February 1, 2022, was postponed. Duke Energy Indiana and HEC engaged in settlement discussions, but the parties were unable to reach resolution. On April 21, 2022, HEC filed a Motion to Lift Stay and Motion for Judicial Notice. HEC also requested that the court hold a hearing within 45 days and also take judicial notice of the EPA's January 11, 2022 letter. On April 22, 2022, Duke Energy Indiana sent IDEM a letter withdrawing the closure plans for the Gallagher North Ash Pond and Primary Pond Ash Fill. After acknowledgment by IDEM of withdrawal of these closure plans, Duke Energy Indiana filed a Motion to Dismiss the litigation as moot on April 28, 2022, and IDEM filed a separate brief on May 2, 2022, in support of this motion. Briefing is ongoing. Duke Energy Indiana cannot predict the outcome of this matter.
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

5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2022
				Duke	Duke
	Maturity	Interest	Duke	Energy	Energy
Issuance Date	Date	Rate	Energy	Carolinas	Progress
First Mortgage Bonds
March 2022(a)	March 2032	2.850%	$500	$500	$—
March 2022(a)	March 2052	3.550%	650	650	—
March 2022(a)	April 2032	3.400%	500	—	500
March 2022(a)	April 2052	4.000%	400	—	400
Total issuances			$2,050	$1,150	$900
(a)Proceeds will be used to finance or refinance, in whole or in part, existing or new eligible projects under the sustainable financing framework.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2022
Unsecured Debt
Progress Energy	April 2022	3.150%	$450
Duke Energy (Parent)	August 2022	3.050%	500
Duke Energy (Parent)	August 2022	2.400%	500
First Mortgage Bonds
Duke Energy Carolinas	May 2022	3.350%	350
Duke Energy Progress	May 2022	2.800%	500
Duke Energy Carolinas	March 2023	2.500%	500
Duke Energy Carolinas	March 2023	3.050%	500
Other(a)			584
Current maturities of long-term debt			$3,884
(a)Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.
AVAILABLE CREDIT FACILITIES
Master Credit Facility
In March 2022, Duke Energy amended its existing Master Credit Facility to increase the amount of the facility from $8 billion to $9 billion and to extend the termination date to March 2027. The Duke Energy Registrants, excluding Progress Energy, have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	March 31, 2022
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$3,300	$1,225	$1,400	$900	$775	$600	$800
Reduction to backstop issuances
Commercial paper(b)	(2,819)	(1,715)	(300)	(150)	(236)	(86)	(150)	(182)
Outstanding letters of credit	(38)	(25)	(4)	(2)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$6,062	$1,560	$921	$1,248	$657	$689	$369	$618
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Other Credit Facilities
Duke Energy (Parent) Term Loan Facility
On March 9, 2022, Duke Energy (Parent) entered into a Term Loan Credit Agreement (Credit Agreement) with commitments totaling $1.4 billion maturing March 9, 2024. The maturity date of the Credit Agreement may be extended for up to two years by request of Duke Energy (Parent), upon satisfaction of certain conditions contained in the Credit Agreement. Borrowings under the facility were used to repay amounts drawn under the Three-Year Revolving Credit Facility and for general corporate purposes, including repayment of a portion of Duke Energy's outstanding commercial paper. The balance is classified as Long-Term Debt on Duke Energy's Condensed Consolidated Balance Sheets. The Three-Year Revolving Credit Facility was terminated in March 2022.
Intercompany Credit Agreements
In March 2022, Progress Energy closed a revolving credit agreement with Duke Energy (Parent), which allowed up to $2.5 billion in intercompany borrowings.
6. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2022, and December 31, 2021.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2022, and December 31, 2021.
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

	Three Months Ended March 31,
(in millions)	2022	2021
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$206	$203
Indemnification coverages(b)	7	6
Joint Dispatch Agreement (JDA) revenue(c)	26	13
JDA expense(c)	94	40
Intercompany natural gas purchases(d)	13	14
Progress Energy
Corporate governance and shared service expenses(a)	$196	$181
Indemnification coverages(b)	11	10
JDA revenue(c)	94	40
JDA expense(c)	26	13
Intercompany natural gas purchases(d)	19	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$119	$105
Indemnification coverages(b)	5	5
JDA revenue(c)	94	40
JDA expense(c)	26	13
Intercompany natural gas purchases(d)	19	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$77	$76
Indemnification coverages(b)	6	5
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$82	$79
Indemnification coverages(b)	1	1
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$124	$113
Indemnification coverages(b)	2	2
Piedmont
Corporate governance and shared service expenses(a)	$35	$33
Indemnification coverages(b)	1	1
Intercompany natural gas sales(d)	32	33
Natural gas storage and transportation costs(e)	6	6
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2022
Intercompany income tax receivable	$20	$49	$—	$9	$5	$—	$—
Intercompany income tax payable	—	—	15	—	—	44	45

December 31, 2021
Intercompany income tax receivable	$—	$—	$—	$40	$19	$—	$—
Intercompany income tax payable	62	—	84	—	—	10	27
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2022, and 2021, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables segment and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	March 31, 2022
		Duke	Duke	Duke
	Duke	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Indiana	Ohio
Cash flow hedges	$2,913	$—	$—	$—
Undesignated contracts	577	250	300	27
Total notional amount(a)	$3,490	$250	$300	$27

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Indiana	Ohio
Cash flow hedges	$2,415	$—	$—	$—	$—	$—
Undesignated contracts	1,177	350	500	500	300	27
Total notional amount(a)	$3,592	$350	$500	$500	$300	$27
(a)Duke Energy includes amounts related to consolidated VIEs of $663 million and $665 million in cash flow hedges as of March 31, 2022 and December 31, 2021, respectively.
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2022, and 2021, were not material. Duke Energy’s commodity derivatives designated as hedges include long-term electricity sales in the Commercial Renewables segment.
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

	March 31, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	16,176	—	—	—	791	4,501	—
Natural gas (millions of dekatherms)	860	284	243	243	—	7	326

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	22,344	—	—	—	1,681	10,688	—
Natural gas (millions of dekatherms)	823	264	215	215	—	8	336
(a)Duke Energy includes 9,763 GWh and 9,975 GWh related to cash flow hedges as of March 31, 2022, and December 31, 2021, respectively.
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

Derivative Assets	March 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$673	$335	$295	$255	$40	$—	$28	$7
Noncurrent	280	151	130	130	—	—	—	—
Total Derivative Assets – Commodity Contracts	$953	$486	$425	$385	$40	$—	$28	$7
Interest Rate Contracts
Designated as Hedging Instruments
Current	$94	$—	$—	$—	$—	$—	$—	$—
Noncurrent	37	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Noncurrent	24	7	—	—	—	—	17	—
Total Derivative Assets – Interest Rate Contracts	$155	$7	$—	$—	$—	$—	$17	$—
Total Derivative Assets	$1,108	$493	$425	$385	$40	$—	$45	$7

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$49	$—	$—	$—	$—	$—	$—	—
Noncurrent	160	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	61	36	—	—	—	—	—	24
Noncurrent	149	1	—	—	—	—	—	149
Total Derivative Liabilities – Commodity Contracts	$419	$37	$—	$—	$—	$—	$—	$173
Interest Rate Contracts
Designated as Hedging Instruments
Current	$4	$—	$—	$—	$—	$—	$—	$—
Noncurrent	7	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	—	—	—	1	—	—
Noncurrent	2	—	—	—	—	2	—	—
Total Derivative Liabilities – Interest Rate Contracts	$14	$—	$—	$—	$—	$3	$—	$—
Total Derivative Liabilities	$433	$37	$—	$—	$—	$3	$—	$173

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$199	$99	$72	$72	$—	$2	$23	$3
Noncurrent	113	63	50	50	—	—	—	—
Total Derivative Assets – Commodity Contracts	$312	$162	$122	$122	$—	$2	$23	$3
Interest Rate Contracts
Designated as Hedging Instruments
Current	$3	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	2	—	2	2	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$8	$—	$2	$2	$—	$—	$—	$—
Total Derivative Assets	$320	$162	$124	$124	$—	$2	$23	$3

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$27	$—	$—	$—	$—	$—	$—	$—
Noncurrent	117	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	72	18	19	5	14	—	13	21
Noncurrent	132	9	5	5	—	—	—	118
Total Derivative Liabilities – Commodity Contracts	$348	$27	$24	$10	$14	$—	$13	$139
Interest Rate Contracts
Designated as Hedging Instruments
Current	$75	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	10	8	—	—	—	1	—	—
Noncurrent	18	—	—	—	—	4	14	—
Total Derivative Liabilities – Interest Rate Contracts	$124	$8	$—	$—	$—	$5	$14	$—
Total Derivative Liabilities	$472	$35	$24	$10	$14	$5	$27	$139
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

Derivative Assets	March 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$767	$335	$295	$255	$40	$—	$28	$7
Gross amounts offset	(255)	(149)	(106)	(106)	—	—	—	—
Net amounts presented in Current Assets: Other	$512	$186	$189	$149	$40	$—	$28	$7
Noncurrent
Gross amounts recognized	$341	$158	$130	$130	$—	$—	$17	$—
Gross amounts offset	(115)	(64)	(51)	(51)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$226	$94	$79	$79	$—	$—	$17	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$115	$36	$—	$—	$—	$1	$—	$24
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Current Liabilities: Other	$115	$36	$—	$—	$—	$1	$—	$24
Noncurrent
Gross amounts recognized	$318	$1	$—	$—	$—	$2	$—	$149
Gross amounts offset	—	—	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$318	$1	$—	$—	$—	$2	$—	$149

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$204	$99	$74	$74	$—	$2	$23	$3
Gross amounts offset	(25)	(16)	(9)	(9)	—	—	—	—
Net amounts presented in Current Assets: Other	$179	$83	$65	$65	$—	$2	$23	$3
Noncurrent
Gross amounts recognized	$116	$63	$50	$50	$—	$—	$—	$—
Gross amounts offset	(23)	(15)	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$93	$48	$42	$42	$—	$—	$—	$—

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$184	$26	$19	$5	$14	$1	$13	$21
Gross amounts offset	(11)	(6)	(5)	(5)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$173	$20	$14	$—	$14	$1	$13	$21
Noncurrent
Gross amounts recognized	$288	$9	$5	$5	$—	$4	$14	$118
Gross amounts offset	(12)	(8)	(5)	(5)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$276	$1	$—	$—	$—	$4	$14	$118
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2022, and December 31, 2021.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$128	$—	$—	$160
Equity securities	4,486	62	6,853	4,905	43	7,350
Corporate debt securities	9	43	786	39	6	829
Municipal bonds	2	16	321	14	1	314
U.S. government bonds	10	57	1,561	31	12	1,568
Other debt securities	—	7	177	3	1	180
Total NDTF Investments	$4,507	$185	$9,826	$4,992	$63	$10,401
Other Investments
Cash and cash equivalents	$—	$—	$110	$—	$—	$36
Equity securities	31	4	147	36	—	156
Corporate debt securities	—	7	124	2	1	119
Municipal bonds	1	2	83	3	1	80
U.S. government bonds	—	2	45	—	—	56
Other debt securities	—	2	36	—	1	45
Total Other Investments	$32	$17	$545	$41	$3	$492
Total Investments	$4,539	$202	$10,371	$5,033	$66	$10,893
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2022, and 2021, were as follows.

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
FV-NI:
Realized gains	$111	$140
Realized losses	85	23
AFS:
Realized gains	4	18
Realized losses	23	13

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$60	$—	$—	$53
Equity securities	2,632	30	3,962	2,887	19	4,265
Corporate debt securities	6	30	503	24	4	506
Municipal bonds	—	5	52	2	—	48
U.S. government bonds	4	21	692	16	3	712
Other debt securities	—	7	172	3	1	175
Total NDTF Investments	$2,642	$93	$5,441	$2,932	$27	$5,759
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2022, and 2021, were as follows.

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
FV-NI:
Realized gains	$75	$128
Realized losses	49	16
AFS:
Realized gains	3	13
Realized losses	16	9
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$68	$—	$—	$107
Equity securities	1,854	32	2,891	2,018	24	3,085
Corporate debt securities	3	13	283	15	2	323
Municipal bonds	2	11	269	12	1	266
U.S. government bonds	6	36	869	15	9	856
Other debt securities	—	—	5	—	—	5
Total NDTF Investments	$1,865	$92	$4,385	$2,060	$36	$4,642
Other Investments
Cash and cash equivalents	$—	$—	$17	$—	$—	$20
Municipal bonds	1	—	26	2	—	26
Total Other Investments	$1	$—	$43	$2	$—	$46
Total Investments	$1,866	$92	$4,428	$2,062	$36	$4,688

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2022, and 2021, were as follows.

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
FV-NI:
Realized gains	$36	$12
Realized losses	36	7
AFS:
Realized gains	1	4
Realized losses	6	3
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$58	$—	$—	$94
Equity securities	1,757	32	2,782	1,915	23	2,970
Corporate debt securities	3	12	255	15	2	282
Municipal bonds	2	11	269	12	1	266
U.S. government bonds	6	19	502	15	3	472
Other debt securities	—	—	5	—	—	5
Total NDTF Investments	$1,768	$74	$3,871	$1,957	$29	$4,089
Other Investments
Cash and cash equivalents	$—	$—	$14	$—	$—	$16
Total Other Investments	$—	$—	$14	$—	$—	$16
Total Investments	$1,768	$74	$3,885	$1,957	$29	$4,105
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2022, and 2021, were as follows.

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
FV-NI:
Realized gains	$36	$12
Realized losses	35	7
AFS:
Realized gains	1	4
Realized losses	5	3

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$10	$—	$—	$13
Equity securities	97	—	109	103	1	115
Corporate debt securities	—	1	28	—	—	41
U.S. government bonds	—	17	367	—	6	384
Total NDTF Investments(a)	$97	$18	$514	$103	$7	$553
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$3
Municipal bonds	1	—	26	2	—	26
Total Other Investments	$1	$—	$28	$2	$—	$29
Total Investments	$98	$18	$542	$105	$7	$582
(a)During the three months ended March 31, 2022, and the year ended December 31, 2021, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2022, and 2021, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	March 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$—
Equity securities	4	4	91	6	—	97
Corporate debt securities	—	—	8	—	—	6
Municipal bonds	—	2	49	1	1	46
U.S. government bonds	—	—	6	—	—	12
Total Investments	$4	$6	$155	$7	$1	$161
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2022, and 2021, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	March 31, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$162	$7	$139	$32	$107	$8
Due after one through five years	969	367	528	270	258	24
Due after five through 10 years	536	235	228	212	16	6
Due after 10 years	1,466	810	557	517	40	25
Total	$3,133	$1,419	$1,452	$1,031	$421	$63

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
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
Other fair value considerations
See Note 11 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of the valuation of goodwill and intangible assets.

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

	March 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$128	$128	$—	$—	$—
NDTF equity securities	6,853	6,806	—	—	47
NDTF debt securities	2,845	947	1,898	—	—
Other equity securities	147	147	—	—	—
Other debt securities	288	39	249	—	—
Other cash and cash equivalents	110	110	—	—	—
Derivative assets	1,108	27	1,071	10	—
Total assets	11,479	8,204	3,218	10	47
Derivative liabilities	(433)	—	(224)	(209)	—
Net assets (liabilities)	$11,046	$8,204	$2,994	$(199)	$47

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$160	$160	$—	$—	$—
NDTF equity securities	7,350	7,300	—	—	50
NDTF debt securities	2,891	967	1,924	—	—
Other equity securities	156	156	—	—	—
Other debt securities	300	45	255	—	—
Other cash and cash equivalents	36	36	—	—	—
Derivative assets	320	3	293	24	—
Total assets	11,213	8,667	2,472	24	50
Derivative liabilities	(472)	(13)	(314)	(145)	—
Net assets (liabilities)	$10,741	$8,654	$2,158	$(121)	$50
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$(121)	$(77)
Total pretax realized or unrealized losses included in comprehensive income	(68)	(44)
Purchases, sales, issuances and settlements:
Settlements	(3)	(7)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(7)	2
Balance at end of period	$(199)	$(126)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$60	$60	$—	$—
NDTF equity securities	3,962	3,915	—	47
NDTF debt securities	1,419	349	1,070	—
Derivative assets	493	—	493	—
Total assets	5,934	4,324	1,563	47
Derivative liabilities	(37)	—	(37)	—
Net assets	$5,897	$4,324	$1,526	$47

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$53	$53	$—	$—
NDTF equity securities	4,265	4,215	—	50
NDTF debt securities	1,441	339	1,102	—
Derivative assets	162	—	162	—
Total assets	5,921	4,607	1,264	50
Derivative liabilities	(35)	—	(35)	—
Net assets	$5,886	$4,607	$1,229	$50
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$68	$68	$—	$107	$107	$—
NDTF equity securities	2,891	2,891	—	3,085	3,085	—
NDTF debt securities	1,426	598	828	1,450	628	822
Other debt securities	26	—	26	26	—	26
Other cash and cash equivalents	17	17	—	20	20	—
Derivative assets	425	2	423	124	—	124
Total assets	4,853	3,576	1,277	4,812	3,840	972
Derivative liabilities	—	—	—	(24)	—	(24)
Net assets	$4,853	$3,576	$1,277	$4,788	$3,840	$948
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$58	$58	$—	$94	$94	$—
NDTF equity securities	2,782	2,782	—	2,970	2,970	—
NDTF debt securities	1,031	279	752	1,025	289	736
Other cash and cash equivalents	14	14	—	16	16	—
Derivative assets	385	2	383	124	—	124
Total assets	4,270	3,135	1,135	4,229	3,369	860
Derivative liabilities	—	—	—	(10)	—	(10)
Net assets	$4,270	$3,135	$1,135	$4,219	$3,369	$850

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$10	$10	$—	$13	$13	$—
NDTF equity securities	109	109	—	115	115	—
NDTF debt securities	395	319	76	425	339	86
Other debt securities	26	—	26	26	—	26
Other cash and cash equivalents	2	2	—	3	3	—
Derivative assets	40	—	40	—	—	—
Total assets	582	440	142	582	470	112
Derivative liabilities	—	—	—	(14)	—	(14)
Net assets	$582	$440	$142	$568	$470	$98
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at March 31, 2022, and December 31, 2021.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2022				December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$91	$91	$—	$—	$97	$97	$—	$—
Other debt securities	63	—	63	—	64	—	64	—
Other cash and cash equivalents	1	1	—	—	—	—	—	—
Derivative assets	45	18	17	10	23	1	—	22
Total assets	200	110	80	10	184	98	64	22
Derivative liabilities	—	—	—	—	(27)	(13)	(14)	—
Net assets	$200	$110	$80	$10	$157	$85	$50	$22
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$22	$6
Purchases, sales, issuances and settlements:
Settlements	(6)	(6)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(6)	2
Balance at end of period	$10	$2
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$7	$7	$—	$3	$3	$—
Derivative liabilities	(173)	—	(173)	(139)	—	(139)
Net (liabilities) assets	$(166)	$7	$(173)	$(136)	$3	$(139)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2022
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(210)	RTO forward pricing	Forward electricity curves – price per MWh	$20.33	-	$187.82	$46.51
Duke Energy Ohio
FTRs	1	RTO auction pricing	FTR price – per MWh	0.16	-	1.26	0.63
Duke Energy Indiana
FTRs	10	RTO auction pricing	FTR price – per MWh	(0.46)	-	17.24	2.32
Duke Energy
Total Level 3 derivatives	$(199)

	December 31, 2021
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(145)	RTO forward pricing	Forward electricity curves – price per MWh	$19.04	-	$139.11	$37.57
Duke Energy Ohio
FTRs	2	RTO auction pricing	FTR price – per MWh	0.06	-	1.79	0.96
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(1.18)	-	13.11	2.68
Duke Energy
Total Level 3 derivatives	$(121)
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2022		December 31, 2021
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$66,080	$66,633	$63,835	$69,683
Duke Energy Carolinas	14,470	15,117	13,275	15,101
Progress Energy	21,657	22,669	20,823	23,751
Duke Energy Progress	11,114	11,260	10,249	11,252
Duke Energy Florida	8,451	8,911	8,482	9,772
Duke Energy Ohio	3,193	3,278	3,193	3,570
Duke Energy Indiana	4,270	4,554	4,323	5,067
Piedmont	2,969	2,984	2,968	3,278
(a)Book value of long-term debt includes $1.2 billion and $1.25 billion at March 31, 2022, and December 31, 2021, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both March 31, 2022, and December 31, 2021, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
11. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2022, and the year ended December 31, 2021, or is expected to be provided in the future that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2025	January 2025	April 2023	April 2023
Credit facility amount	$350	$475	$350	$250
Amounts borrowed at March 31, 2022	350	499	350	250
Amounts borrowed at December 31, 2021	350	475	350	250
Restricted Receivables at March 31, 2022	566	858	658	503
Restricted Receivables at December 31, 2021	587	844	574	427
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2022	December 31, 2021
Receivables of VIEs	$5	$5
Regulatory Assets: Current	54	54
Current Assets: Other	13	39
Other Noncurrent Assets: Regulatory assets	872	883
Current Liabilities: Other	2	9
Current maturities of long-term debt	56	56
Long-Term Debt	916	946
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
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	March 31, 2022		December 31, 2021
	Duke Energy	Duke Energy	Duke Energy	Duke Energy
(in millions)	Carolinas	Progress	Carolinas	Progress
Regulatory Assets: Current	$12	$39	$12	$39
Current Assets: Other	4	14	—	—
Other Noncurrent Assets: Regulatory assets	217	711	220	720
Other Noncurrent Assets: Other	1	4	1	4
Current Liabilities: Other	2	6	—	—
Current maturities of long-term debt	10	32	5	15
Long-Term Debt	223	730	228	747
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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	March 31, 2022	December 31, 2021
Current Assets: Other	$215	$215
Property, Plant and Equipment: Cost	7,337	7,339
Accumulated depreciation and amortization	(1,534)	(1,474)
Other Noncurrent Assets: Other	70	62
Current maturities of long-term debt	297	167
Long-Term Debt	1,325	1,475
Other Noncurrent Liabilities: AROs	173	173
Other Noncurrent Liabilities: Other	360	319

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	March 31, 2022
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$65	$80
Investments in equity method unconsolidated affiliates	29	504	533	—	—
Deferred tax asset	61	—	61	—	—
Total assets	$90	$504	$594	$65	$80
Other current liabilities	50	3	53	—	—
Other noncurrent liabilities	52	3	55	—	—
Total liabilities	$102	$6	$108	$—	$—
Net (liabilities) assets	$(12)	$498	$486	$65	$80

	December 31, 2021
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$79	$97
Investments in equity method unconsolidated affiliates	15	508	523	—	—
Other noncurrent assets	61	—	61	—	—
Total assets	$76	$508	$584	$79	$97
Other current liabilities	47	4	51	—	—
Other noncurrent liabilities	54	3	57	—	—
Total liabilities	$101	$7	$108	$—	$—
Net (liabilities) assets	$(25)	$501	$476	$79	$97
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
CRC
See discussion under Consolidated VIEs for additional information related to CRC.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Amounts included in Receivables from affiliated companies in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value.
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Receivables sold	$263	$269	$305	$328
Less: Retained interests	65	79	80	97
Net receivables sold	$198	$190	$225	$231
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2022	2021	2022	2021
Sales
Receivables sold	$663	$561	$782	$698
Loss recognized on sale	3	3	4	3
Cash flows
Cash proceeds from receivables sold	$674	$596	$795	$746
Collection fees received	—	—	—	—
Return received on retained interests	1	1	2	2
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

	Remaining Performance Obligations
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Progress Energy	$80	$53	$45	$7	$7	$43	$235
Duke Energy Progress	6	8	8	—	—	—	22
Duke Energy Florida	74	45	37	7	7	43	213
Duke Energy Indiana	2	11	16	17	15	12	73
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

FINANCIAL STATEMENTS	REVENUE

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

	Remaining Performance Obligations
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Piedmont	$48	$64	$61	$60	$50	$286	$569
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
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended March 31, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,767	$831	$1,368	$624	$744	$211	$354	$—
General	1,604	544	726	325	401	116	218	—
Industrial	772	276	270	194	76	35	192	—
Wholesale	626	113	411	349	62	23	79	—
Other revenues	202	111	211	139	72	21	(36)	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,971	$1,875	$2,986	$1,631	$1,355	$406	$807	$—

Gas Utilities and Infrastructure
Residential	$572	$—	$—	$—	$—	$149	$—	$423
Commercial	269	—	—	—	—	64	—	204
Industrial	57	—	—	—	—	7	—	50
Power Generation	—	—	—	—	—	—	—	24
Other revenues	115	—	—	—	—	6	—	93
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,013	$—	$—	$—	$—	$226	$—	$794

Commercial Renewables
Revenue from contracts with customers	$51	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,042	$1,875	$2,986	$1,631	$1,355	$632	$807	$794

Other revenue sources(a)	$90	$13	$6	$1	$—	$6	$15	$11
Total revenues	$7,132	$1,888	$2,992	$1,632	$1,355	$638	$822	$805
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

	Three Months Ended March 31, 2021 and 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12
Write-Offs	(21)	(8)	(10)	(5)	(5)	—	—	(1)
Credit Loss Expense	17	10	7	2	5	—	—	3
Other Adjustments	5	9	3	3	1	—	—	—
Balance at March 31, 2021	$147	$34	$37	$23	$15	$4	$3	$14

Balance at December 31, 2021	$122	$42	$36	$21	$16	$4	$3	$15
Write-Offs	(23)	(9)	(10)	(2)	(8)	—	—	(1)
Credit Loss Expense	24	5	12	4	8	—	—	3
Other Adjustments	17	14	13	8	5	—	—	—
Balance at March 31, 2022	$140	$52	$51	$31	$21	$4	$3	$17

FINANCIAL STATEMENTS	REVENUE

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
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	March 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$945	$339	$270	$161	$109	$7	$44	$64
0-30 days	2,133	518	944	558	386	40	26	215
30-60 days	288	75	111	64	47	8	4	23
60-90 days	102	33	40	22	18	2	3	7
90+ days	274	119	77	39	38	46	9	7
Deferred Payment Arrangements(c)	136	60	61	33	28	2	—	4
Trade and Other Receivables	$3,878	$1,144	$1,503	$877	$626	$105	$86	$320

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$964	$316	$266	$193	$73	$4	$27	$106
0-30 days	2,104	595	800	405	393	42	51	202
30-60 days	212	77	72	44	28	4	13	12
60-90 days	88	37	41	21	20	1	1	2
90+ days	249	106	65	37	28	47	11	7
Deferred Payment Arrangements(c)	115	55	45	22	23	2	—	4
Trade and Other Receivables	$3,732	$1,186	$1,289	$722	$565	$100	$103	$333
(a)Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 11 for further information. These receivables for unbilled revenues are $63 million and $100 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of March 31, 2022, and $82 million and $121 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2021.
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

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Net income available to Duke Energy common stockholders	$818	$953
Accumulated preferred stock dividends adjustment	12	12
Less: Impact of participating securities	1	1
Income from continuing operations available to Duke Energy common stockholders	$829	$964

Weighted average common shares outstanding – basic and diluted	770	769
EPS available to Duke Energy common stockholders
Basic and diluted	$1.08	$1.25
Potentially dilutive items excluded from the calculation(a)	2	2
Dividends declared per common share	$0.985	$0.965
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$0.359
Dividends declared on Series B preferred stock per share(c)	$24.375	$24.375
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
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$40	$12	$12	$7	$4	$1	$2	$1
Interest cost on projected benefit obligation	58	14	18	8	10	3	5	2
Expected return on plan assets	(140)	(38)	(46)	(22)	(24)	(5)	(9)	(6)
Amortization of actuarial loss	24	5	6	3	3	1	2	2
Amortization of prior service credit	(5)	(1)	—	—	—	—	—	(2)
Amortization of settlement charges	2	1	1	—	—	—	—	—
Net periodic pension costs	$(21)	$(7)	$(9)	$(4)	$(7)	$—	$—	$(3)

	Three Months Ended March 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$44	$14	$13	$7	$5	$1	$2	$1
Interest cost on projected benefit obligation	55	13	17	7	10	3	5	2
Expected return on plan assets	(139)	(35)	(47)	(21)	(26)	(7)	(10)	(5)
Amortization of actuarial loss	33	7	10	5	5	2	3	2
Amortization of prior service credit	(7)	(2)	(1)	—	—	—	—	(1)
Amortization of settlement charges	2	1	1	—	—	—	—	—
Net periodic pension costs	$(12)	$(2)	$(7)	$(2)	$(6)	$(1)	$—	$(1)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2022, and 2021.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three months ended March 31, 2022, and 2021.
15. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2022	2021
Duke Energy	(1.7)%	8.2%
Duke Energy Carolinas	7.4%	6.9%
Progress Energy	15.9%	12.9%
Duke Energy Progress	14.0%	8.3%
Duke Energy Florida	20.1%	19.3%
Duke Energy Ohio	(266.7)%	13.3%
Duke Energy Indiana	31.9%	17.6%
Piedmont	13.4%	11.4%
The decrease in the ETR for Duke Energy for the three months ended March 31, 2022, was primarily due to an increase in the amortization of excess deferred taxes related to the Duke Energy Ohio MGP Settlement.
The increase in the ETR for Progress Energy for the three months ended March 31, 2022, was primarily due to a decrease in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Progress for the three months ended March 31, 2022, was primarily due to a decrease in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Ohio for the three months ended March 31, 2022, was primarily due to an increase in the amortization of excess deferred taxes related to the MGP Settlement.
The increase in the ETR for Duke Energy Indiana for the three months ended March 31, 2022, was primarily due to the coal ash impairment based on the Indiana Supreme Court Opinion.
The increase in the ETR for Piedmont for the three months ended March 31, 2022, was primarily due to a decrease in the amortization of excess deferred taxes.
16. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, and commitments and contingencies, see Notes 3 and 4.

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
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the U.S. primarily through its subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which along with Duke Energy are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2022, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2021.
Executive Overview
Advancing Our Clean Energy Transformation
During the first quarter, we continued to execute on our clean energy transformation, delivering strong, sustainable value for shareholders, customers, communities and employees.
•We’re targeting energy generated from coal to represent less than 5% by 2030 and a full exit by 2035, subject to regulatory approvals. We’ve made strong progress in reducing carbon emissions from electricity generation (a 44% reduction from 2005) and have committed to do more (at least 50% reduction by 2030 and net-zero by 2050).
•We continued to execute financings under our Sustainable Financing Framework, raising approximately $2 billion during the quarter under the structure, with proceeds being allocated to eligible projects such as electric grid investments that support the deployment of renewables, new solar generation and battery storage, storm hardening and electric vehicle infrastructure, as well as expenditures that enable opportunities for diverse and small businesses.
Regulatory Activity. During the first quarter of 2022, we continued to monitor developments while moving our regulatory strategy forward. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•In April 2022, the MGP Settlement was approved without modification by the PUCO. The MGP Settlement resolved certain issues related to MGP remediation costs and the Tax Act as it related to Duke Energy Ohio’s natural gas operations.
•In April 2022, Piedmont Natural Gas filed a request with the South Carolina Public Service Commission to recover recent capital investments and update its operating costs and billing rates through a general rate case proceeding.
•In March 2022, the Indiana Supreme Court issued an opinion, which absent IURC preapproval of deferred accounting treatment determined DEI could not recover coal ash closure costs incurred between base rate cases. In connection with the rate case application filed in Indiana in 2019 by Duke Energy Indiana, the IURC issued an order in June 2020, which among other things provided for recovery of approximately $211 million of certain coal ash closure costs incurred by DEI prior to the IURC Order. The Court remanded the matter back to the IURC for proceedings consistent with the opinion. Duke Energy Indiana filed a request for rehearing with the Supreme Court on April 11, 2022.
•In February 2022, the NCUC adopted rules to govern the application and review process for the PBR authorized under HB 951. In April 2022, the NCUC adopted rules to govern the securitization of 50% of the North Carolina retail portion of the remaining net book value of retiring coal plants pursuant to HB 951. The rules are constructive and consistent with the policy objectives of HB 951. We remain engaged in next steps including developing an initial carbon reduction plan.
•In January 2022, the NCUC issued an order approving the stipulation of partial settlement related to the 2021 Piedmont North Carolina Rate Case, which included a base rate increase of $67 million, subject to completion of the Robeson County LNG facility and the Pender Onslow County expansion project.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.
Regulatory Matters
Coal Ash Costs
Future spending of coal ash costs, including amounts recorded for depreciation and liability accretion, is expected to continue to be deferred and recovered in future rate cases or rider filings. The majority of spend is expected to occur over the next 15-20 years.

MD&A	MATTERS IMPACTING FUTURE RESULTS

Duke Energy Indiana has interpreted the CCR rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. In 2020, the Hoosier Environmental Council filed a petition challenging the Indiana Department of Environmental Management's (IDEM) partial approval of five of Duke Energy Indiana’s ash pond site closure plans at Gallagher Station. The petition does not challenge the other basin closures approved by IDEM at other Indiana stations. Interpretation of the requirements of the CCR rule is subject to further legal challenges and regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. In January 2022, Duke Energy Indiana received a letter from the EPA regarding interpretation of the CCR rule. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies" for more information.
Commercial Renewables
Duke Energy continues to monitor recoverability of renewable merchant plants located in the ERCOT West market and in the PJM West market, due to fluctuating market pricing and long-term forecasted energy prices. Based on the most recent recoverability test, the carrying value approximated the aggregate estimated future undiscounted cash flows for the assets under review. A continued decline in energy market pricing or other factors unfavorably impacting the economics would likely result in a future impairment. Impairment of these assets could result in adverse impacts. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, "Business Segments."
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the ERCOT market. Duke Energy has been named in multiple lawsuits arising out of this winter storm. For more information, see Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies."
Supply Chain
Duke Energy is monitoring supply chain disruptions, including the cost and availability of key components of planned generating facilities, which could impact the timing of in-service or economics of renewable projects and may result in adverse impacts on operating results. The Company is also monitoring the impacts on future financial results and clean energy goals due to the availability of solar panels as a result of the U.S. Department of Commerce investigation into the potential circumvention of anti-dumping and countervailing duties by certain Chinese companies.
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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Regulatory Matters represents the net impact of charges related to the 2022 Indiana Supreme Court ruling on coal ash.
•Gas Pipeline Investments represents additional exit obligations related to ACP.
Three Months Ended March 31, 2022, as compared to March 31, 2021
GAAP reported EPS was $1.08 for the first quarter of 2022 compared to a $1.25 in the first quarter of 2021. In addition to the drivers below, GAAP reported EPS decreased primarily due to charges related to the Indiana Supreme Court ruling on coal ash.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s first quarter 2022 adjusted EPS was $1.30 compared to $1.26 for the first quarter of 2021. The increase in adjusted EPS was primarily due to higher volumes, partially offset by higher operation and maintenance expense, including storm costs, and lower returns on benefit trusts.

MD&A	DUKE ENERGY

The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2022		2021
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$818	$1.08	$953	$1.25
Adjustments:
Regulatory Matters(a)	173	0.22	—	—
Gas Pipeline Investments(b)	—	—	5	0.01
Adjusted Earnings/Adjusted EPS	$991	$1.30	$958	$1.26
(a)Net of tax benefit of $62 million and $22 million in noncontrolling interests.
(b)Net of tax benefit of $1 million.
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
Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$6,002	$5,281	$721
Operating Expenses
Fuel used in electric generation and purchased power	1,837	1,462	375
Operation, maintenance and other	1,426	1,282	144
Depreciation and amortization	1,131	1,057	74
Property and other taxes	337	311	26
Impairment of assets and other charges	214	—	214
Total operating expenses	4,945	4,112	833
Gains on Sales of Other Assets and Other, net	2	—	2
Operating Income	1,059	1,169	(110)
Other Income and Expenses, net	114	104	10
Interest Expense	376	340	36
Income Before Income Taxes	797	933	(136)
Income Tax Expense	83	113	(30)
Add: Loss Attributable to Noncontrolling Interest	9	—	9
Segment Income	$723	$820	$(97)

Duke Energy Carolinas GWh sales	22,549	21,962	587
Duke Energy Progress GWh sales	17,969	16,537	1,432
Duke Energy Florida GWh sales	9,902	8,554	1,348
Duke Energy Ohio GWh sales	5,997	6,004	(7)
Duke Energy Indiana GWh sales	7,950	7,726	224
Total Electric Utilities and Infrastructure GWh sales	64,367	60,783	3,584
Net proportional MW capacity in operation	49,340	50,026	(686)
Three Months Ended March 31, 2022, as compared to March 31, 2021
Electric Utilities and Infrastructure’s lower segment income is due to the Indiana Supreme Court ruling on recovery of certain coal ash costs and higher storm costs, partially offset by higher retail sales volumes. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Operating Revenues. The variance was driven primarily by:
•a $266 million increase in fuel revenues primarily due to higher fuel prices and retail sales volumes;
•a $243 million increase in weather-normal retail sales volumes;
•a $126 million increase in retail base rate pricing due to general rate cases in North Carolina, net of rider impacts as well as multiyear rate adjustments in Florida; and
•a $46 million increase in wholesale revenues primarily due to higher capacity volumes.
Partially offset by
•a $46 million decrease due to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Operating Expenses. The variance was driven primarily by:
•a $375 million increase in fuel used in electric generation and purchased power due to higher fuel prices and volumes from customer demand;
•a $214 million increase in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs;
•a $144 million increase in operation, maintenance and other primarily driven by higher storm costs and higher outage and maintenance costs;
•a $74 million increase in depreciation and amortization primarily due to higher plant in service and resolution of prior year rate cases, partially offset by lower depreciation related to the extension of the lives of nuclear facilities; and
•a $26 million increase in property and other taxes primarily due to higher payroll taxes due to CARES Act employee retention credits in the prior year, increased property tax as well as higher revenue related taxes.
Interest Expense. The variance was primarily driven by interest expense on excess deferred tax liabilities.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income. The ETRs for the three months ended March 31, 2022, and 2021, were 10.4% and 12.1%, respectively. The decrease in the ETR was primarily due to the amortization of excess deferred taxes in relation to lower pretax income.
Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$1,032	$775	$257
Operating Expenses
Cost of natural gas	481	276	205
Operation, maintenance and other	182	102	80
Depreciation and amortization	79	68	11
Property and other taxes	41	35	6
Total operating expenses	783	481	302
Operating Income	249	294	(45)
Other Income and Expenses, Net	17	17	—
Interest Expense	40	33	7
Income Before Income Taxes	226	278	(52)
Income Tax (Benefit) Expense	(28)	33	(61)
Segment Income	$254	$245	$9

Piedmont LDC throughput (dekatherms)	180,187,101	149,626,582	30,560,519
Duke Energy Midwest LDC throughput (Mcf)	37,246,072	37,109,003	137,069
Three Months Ended March 31, 2022, as compared to March 31, 2021
Gas Utilities and Infrastructure’s results were impacted primarily by margin growth. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Operating Revenues. The variance was driven primarily by:
•a $205 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs, partially offset by lower residential volumes;
•a $35 million increase due to base rate increases;
•a $7 million increase due to rider revenues related to Ohio Capital Expenditure Program (CEP); and
•a $6 million increase due to customer growth.
Partially offset by:
•a $15 million decrease due to the MGP settlement.
Operating Expenses. The variance was driven primarily by:
•a $205 million increase in cost of natural gas due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs, partially offset by lower residential volumes;
•an $80 million increase in operation, maintenance and other primarily due to the MGP settlement; and
•an $11 million increase in depreciation and amortization due to additional plant in service and lower CEP deferrals.
Income Tax Benefit. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes related to the Ohio MGP Settlement and a decrease in pretax income. The ETRs for the three months ended March 31, 2022, and 2021, were -12.4% and 11.9%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes related to the Ohio MGP Settlement.
Commercial Renewables

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$121	$119	$2
Operating Expenses
Operation, maintenance and other	82	72	10
Depreciation and amortization	60	53	7
Property and other taxes	10	9	1
Total operating expenses	152	134	18
Losses on Sales of Other Assets and Other, net	(1)	—	(1)
Operating Loss	(32)	(15)	(17)
Other Income and Expenses, net	—	(25)	25
Interest Expense	18	13	5
Loss Before Income Taxes	(50)	(53)	3
Income Tax Benefit	(33)	(29)	(4)
Add: Loss Attributable to Noncontrolling Interests	28	51	(23)
Segment Income	$11	$27	$(16)

Renewable plant production, GWh	2,988	2,588	400
Net proportional MW capacity in operation(a)	4,753	4,294	459
(a)Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.
Three Months Ended March 31, 2022, as compared to March 31, 2021
Commercial Renewables' results were unfavorable primarily driven by fewer project investments financed by tax equity being placed into service in the current year and higher operating expenses for projects placed in service since the prior year, offset by the impacts for losses experienced in the prior year from Texas Storm Uri.
Operating Expenses. The variance was primarily driven by a $14 million increase for higher operating expenses, depreciation, property tax expense, and other development costs from the growth of new projects and a $4 million increase for higher operating expenses attributed to maintenance and other operating expenses.
Other Income and Expenses, net. The increase was primarily due to $29 million of losses experienced in the prior year from Texas Storm Uri offset by approximately $5 million decrease in equity earnings.
Interest Expense. The increase is primarily due to a $4 million gain recorded in the prior year for an interest rate swap that did not qualify for hedge accounting.

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

Income Tax Benefit. The increase in the tax benefit was primarily due to a decrease in taxes associated with tax equity investments.
Loss Attributable to Noncontrolling Interests. The variance was driven by a $23 million decrease for fewer projects placed in service financed with tax equity in the current year and a $12 million net decrease in losses allocated to tax equity members from existing tax equity structures offset by a $12 million increase for losses experienced in the prior year from Texas Storm Uri.
Other

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$30	$26	$4
Operating Expenses	33	28	5
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Loss	(2)	(2)	—
Other Income and Expenses, net	(6)	21	(27)
Interest Expense	159	151	8
Loss Before Income Taxes	(167)	(132)	(35)
Income Tax Benefit	(36)	(32)	(4)
Less: Preferred Dividends	39	39	—
Net Loss	$(170)	$(139)	$(31)
Three Months Ended March 31, 2022, as compared to March 31, 2021
The higher net loss was driven by lower return on investments and higher interest expense partially offset by higher equity earnings from the NMC investment.
Other Income and Expenses, net. The variance was primarily due to lower return on investments that fund certain employee benefit obligations partially offset by higher equity earnings from the NMC investment.
Interest Expense. The variance was primarily due to higher outstanding long-term debt.
Income Tax Benefit. The increase in the tax benefit was primarily due to an increase in pretax losses, partially offset by unfavorable tax impacts related to lower investment returns on certain employee benefit obligations. The ETRs for the three months ended March 31, 2022, and 2021, were 21.6% and 24.2%, respectively. The decrease in the ETR was primarily due to unfavorable tax impacts related to lower investment returns on certain employee benefit obligations.
DUKE ENERGY CAROLINAS
Results of Operations

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$1,888	$1,716	$172
Operating Expenses
Fuel used in electric generation and purchased power	448	422	26
Operation, maintenance and other	512	441	71
Depreciation and amortization	379	359	20
Property and other taxes	93	83	10
Impairment of assets and other charges	3	—	3
Total operating expenses	1,435	1,305	130
Operating Income	453	411	42
Other Income and Expenses, net	55	48	7
Interest Expense	141	124	17
Income Before Income Taxes	367	335	32
Income Tax Expense	27	23	4
Net Income	$340	$312	$28

MD&A	DUKE ENERGY CAROLINAS

The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential sales	(3.6)%
General service sales	4.2%
Industrial sales	4.7%
Wholesale power sales	(4.6)%
Joint dispatch sales	(30.0)%
Total sales	2.7%
Average number of customers	2.0%
Three Months Ended March 31, 2022, as compared to March 31, 2021
Operating Revenues. The variance was driven primarily by:
•a $99 million increase in weather-normal retail sales volumes;
•a $31 million increase in fuel revenues due to higher prices and volumes in the current year; and
•a $20 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:
•a $71 million increase in operation, maintenance and other expense primarily due to higher storm restoration costs and higher outage and maintenance costs;
•a $26 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and changes in the generation mix, partially offset by the recovery of fuel expenses and lower coal prices; and
•a $20 million increase in depreciation and amortization primarily due to an increase in assets placed into service, and new depreciation rates associated with the North Carolina rate case, partially offset by the extension of the lives of nuclear facilities.
Interest Expense. The variance was driven by interest expense on excess deferred tax liabilities.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by amortization of excess deferred taxes.
PROGRESS ENERGY
Results of Operations

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$2,992	$2,505	$487
Operating Expenses
Fuel used in electric generation and purchased power	1,064	795	269
Operation, maintenance and other	645	601	44
Depreciation and amortization	536	485	51
Property and other taxes	152	142	10
Total operating expenses	2,397	2,023	374
Gains on Sales of Other Assets and Other, net	2	—	2
Operating Income	597	482	115
Other Income and Expenses, net	35	43	(8)
Interest Expense	211	192	19
Income Before Income Taxes	421	333	88
Income Tax Expense	67	43	24
Net Income	354	290	64
Three Months Ended March 31, 2022, as compared to March 31, 2021
Operating Revenues. The variance was driven primarily by:
•a $237 million increase in fuel cost recovery driven by higher fuel prices and volumes in the current year;
•a $124 million increase in weather-normal retail sales volumes;

MD&A	PROGRESS ENERGY

•a $106 million increase in retail pricing due to the North Carolina rate case and base rate adjustments at Duke Energy Florida related to annual increases from the 2021 Settlement Agreement and the solar base rate adjustment; and
•a $32 million increase in wholesale revenues, net of fuel, due to higher capacity volumes.
Partially offset by:
•a $22 million decrease in capacity revenue primarily due to accelerated recovery of retired Crystal River coal units in 2021.
Operating Expenses. The variance was driven primarily by:
•a $269 million increase in fuel used in electric generation and purchased power primarily due to higher demand and higher natural gas prices;
•a $51 million increase in depreciation and amortization primarily due to increased rates at Duke Energy Florida and higher amortization of deferred coal ash and storm costs at Duke Energy Progress, partially offset by the extension of the lives at nuclear facilities at Duke Energy Progress; and
•a $44 million increase in operation, maintenance and other expense primarily due to higher storm costs at Duke Energy Progress.
Interest Expense. The variance was driven primarily by interest expense on excess deferred tax liabilities and higher outstanding debt at Duke Energy Progress.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.
DUKE ENERGY PROGRESS
Results of Operations

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$1,632	$1,401	$231
Operating Expenses
Fuel used in electric generation and purchased power	574	436	138
Operation, maintenance and other	391	357	34
Depreciation and amortization	306	285	21
Property and other taxes	49	49	—
Total operating expenses	1,320	1,127	193
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	313	274	39
Other Income and Expenses, net	22	24	(2)
Interest Expense	85	69	16
Income Before Income Taxes	250	229	21
Income Tax Expense	35	19	16
Net Income	$215	$210	$5
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2022
Residential sales	(4.5)%
General service sales	10.3%
Industrial sales	27.8%
Wholesale power sales	1.0%
Joint dispatch sales	51.4%
Total sales	8.7%
Average number of customers	2.0%
Three Months Ended March 31, 2022, as compared to March 31, 2021
Operating Revenues. The variance was driven primarily by:
•a $120 million increase in fuel cost recovery driven by higher fuel prices and volumes in the current year;
•a $56 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers;

MD&A	DUKE ENERGY PROGRESS

•a $33 million increase in weather-normal retail sales volumes in the current year; and
•a $16 million increase in wholesale revenues, net of fuel, due to higher capacity volumes.
Operating Expenses. The variance was driven primarily by:
•a $138 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and changes in the generation mix, partially offset by the recovery of fuel expenses and lower coal prices;
•a $34 million increase in operation, maintenance and other expense primarily due to higher storm costs; and
•a $21 million increase in depreciation and amortization due to higher amortization of deferred coal ash costs and amortization related to deferred storm costs, partially offset by lower depreciation related to the extension of the lives of nuclear facilities.
Interest Expense. The variance was driven primarily by interest expense on excess deferred tax liabilities and higher outstanding debt.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and the amortization of excess deferred taxes.
DUKE ENERGY FLORIDA
Results of Operations

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$1,355	$1,101	$254
Operating Expenses
Fuel used in electric generation and purchased power	490	359	131
Operation, maintenance and other	249	242	7
Depreciation and amortization	231	200	31
Property and other taxes	103	93	10
Total operating expenses	1,073	894	179
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	283	207	76
Other Income and Expenses, net	15	18	(3)
Interest Expense	84	80	4
Income Before Income Taxes	214	145	69
Income Tax Expense	43	28	15
Net Income	$171	$117	$54
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

Increase (Decrease) over prior period	2022
Residential sales	0.9%
General service sales	4.0%
Industrial sales	(0.9)%
Wholesale and other	77.4%
Total sales	15.8%
Average number of customers	1.9%
Three Months Ended March 31, 2022, as compared to March 31, 2021
Operating Revenues. The variance was driven primarily by:
•a $117 million increase in fuel revenue primarily due to higher retail sales volumes and higher fuel rate in current year in response to an increase in natural gas prices;
•a $91 million increase in weather-normal retail sales volumes;
•a $50 million increase in retail pricing due to base rate adjustments related to annual increases from the 2021 Settlement Agreement and the solar base rate adjustment; and
•a $16 million increase in wholesale power revenues, net of fuel, primarily due to higher capacity revenues and bulk power sales.
Partially offset by:
•a $22 million decrease in capacity revenue primarily due to accelerated recovery of the retired coal units Crystal River 1 and 2 in 2021.

MD&A	DUKE ENERGY FLORIDA

Operating Expenses. The variance was driven primarily by:
•a $131 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices;
•a $31 million increase in depreciation and amortization primarily due to an increase in depreciation rates starting in January 2022; and
•a $10 million increase in property and other taxes primarily due to an increase in gross receipts taxes.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
DUKE ENERGY OHIO
Results of Operations

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues
Regulated electric	$412	$363	$49
Regulated natural gas	226	169	57
Total operating revenues	638	532	106
Operating Expenses
Fuel used in electric generation and purchased power	127	82	45
Cost of natural gas	107	51	56
Operation, maintenance and other	178	108	70
Depreciation and amortization	80	74	6
Property and other taxes	101	92	9
Total operating expenses	593	407	186
Operating Income	45	125	(80)
Other Income and Expenses, net	6	5	1
Interest Expense	30	25	5
Income Before Income Taxes	21	105	(84)
Income Tax (Benefit) Expense	(56)	14	(70)
Net Income	$77	$91	$(14)
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2022	2022
Residential sales	(4.9)%	1.5%
General service sales	(1.0)%	1.0%
Industrial sales	(2.9)%	(2.3)%
Wholesale electric power sales	(19.0)%	n/a
Other natural gas sales	n/a	(2.8)%
Total sales	(0.1)%	0.4%
Average number of customers	1.0%	0.8%
Three Months Ended March 31, 2022, as compared to March 31, 2021
Operating Revenues. The variance was driven primarily by:
•a $93 million increase in fuel related revenues primarily due to higher natural gas prices and increased volumes;
•a $10 million increase in retail revenue riders, primarily due to the Ohio Capital Expenditure Program (CEP), Distribution Capital Investment Rider (DCI), excise tax riders as a result of increased revenue and Kentucky Gas Weather Normalization rider, partially offset by decreases in Kentucky Environmental Surcharge Mechanism and the Ohio Tax Cuts and Jobs Act rider;
•a $9 million increase in weather-normal retail sales volumes;
•a $6 million increase in revenues related to OVEC collections and OVEC sales into PJM; and
•a $5 million increase in PJM transmission revenues as a result of increased capital spend.
Partially offset by:
•a $15 million decrease due to the MGP settlement.

MD&A	DUKE ENERGY OHIO

Operating Expenses. The variance was driven primarily by:
•a $101 million increase in fuel expense primarily driven by higher retail prices and increased volumes for natural gas and purchased power;
•a $70 million increase in operation, maintenance and other expense primarily due to the MGP settlement and higher storm costs;
•a $9 million increase in property and other taxes primarily due to increased plant in service, higher kilowatt and natural gas distribution taxes due to increased usage and a lower Network Integration Transmission Service tax deferral; and
•a $6 million increase in depreciation and amortization primarily driven by lower CEP deferrals and an increase in distribution plant in service.
Income Tax Benefit. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes related to the MGP Settlement and a decrease in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$822	$745	$77
Operating Expenses
Fuel used in electric generation and purchased power	319	217	102
Operation, maintenance and other	192	178	14
Depreciation and amortization	156	152	4
Property and other taxes	25	21	4
Impairment of assets and other charges	211	—	211
Total operating expenses	903	568	335
Operating (Loss) Income	(81)	177	(258)
Other Income and Expenses, net	10	9	1
Interest Expense	45	50	(5)
(Loss) Income Before Income Taxes	(116)	136	(252)
Income Tax (Benefit) Expense	(37)	24	(61)
Net (Loss) Income	$(79)	$112	$(191)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential sales	(3.8)%
General service sales	0.3%
Industrial sales	(5.3)%
Wholesale power sales	11.9%
Total sales	2.9%
Average number of customers	1.3%
Three Months Ended March 31, 2022, as compared to March 31, 2021
Operating Revenues. The variance was driven primarily by:
•a $77 million increase in fuel revenues primarily due to higher fuel cost recovery driven by customer demand and fuel prices;
•a $16 million increase in weather-normal retail sales volumes driven by higher nonresidential customer demand;
•a $14 million increase in wholesale revenues primarily due to an increase in BPM sharing provision; and
•a $9 million increase in retail sales due to favorable weather in the current year.
Partially offset by:
•a $46 million decrease due to the Indiana Supreme Court ruling on recovery of certain coal ash costs.

MD&A	DUKE ENERGY INDIANA

Operating Expenses. The variance was driven primarily by:
•a $211 million increase in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs;
•a $102 million increase in fuel used in electric generation and purchased power expense primarily due to higher purchased power expense and higher natural gas costs; and
•a $14 million increase in operation, maintenance and other primarily due to higher storm costs and employee benefits.
Income Tax Benefit. The decrease in tax expense was primarily due to the change in pretax income from the coal ash impairment based on the Indiana Supreme Court Opinion.
PIEDMONT
Results of Operations

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Operating Revenues	$805	$606	$199
Operating Expenses
Cost of natural gas	374	225	149
Operation, maintenance and other	95	78	17
Depreciation and amortization	54	48	6
Property and other taxes	16	14	2
Total operating expenses	539	365	174
Operating Income	266	241	25
Other Income and Expenses, net	13	17	(4)
Interest Expense	32	29	3
Income Before Income Taxes	247	229	18
Income Tax Expense	33	26	7
Net Income	$214	$203	$11
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential deliveries	(4.7)%
Commercial deliveries	2.9%
Industrial deliveries	1.1%
Power generation deliveries	45.8%
For resale	(3.9)%
Total throughput deliveries	20.4%
Secondary market volumes	18.8%
Average number of customers	1.6%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Three Months Ended March 31, 2022, as compared to March 31, 2021
Operating Revenues. The variance was driven primarily by:
•a $149 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs, partially offset by lower residential volumes;
•a $35 million increase due to base rate increases; and
•a $6 million increase due to customer growth.
Operating Expenses. The variance was driven primarily by:
•a $149 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs, partially offset by lower residential volumes.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Additionally, due to its existing tax attributes, Duke Energy does not expect to be a significant federal cash taxpayer until around 2030. Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2021, included a summary and detailed discussion of projected primary sources and uses of cash for 2022 to 2024.
As of March 31, 2022, Duke Energy had approximately $853 million of cash on hand and $6.1 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Note 5 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Cash flows provided by (used in):
Operating activities	$1,795	$2,088
Investing activities	(2,699)	(3,137)
Financing activities	1,404	1,185
Net increase in cash, cash equivalents and restricted cash	500	136
Cash, cash equivalents and restricted cash at beginning of period	520	556
Cash, cash equivalents and restricted cash at end of period	$1,020	$692
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2022	2021	Variance
Net income	$820	$941	$(121)
Non-cash adjustments to net income	1,582	1,446	136
Payments for asset retirement obligations	(119)	(114)	(5)
Working capital	(488)	(185)	(303)
Net cash provided by operating activities	$1,795	$2,088	$(293)
The variance was primarily due to timing of accruals and payments in working capital accounts.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2022	2021	Variance
Capital, investment and acquisition expenditures	$(2,568)	$(2,215)	$(353)
Other investing items	(131)	(922)	791
Net cash used in investing activities	$(2,699)	$(3,137)	$438
The variance relates primarily to payment made in 2021 to fund ACP's outstanding debt and lower overall investments in the Commercial Renewables segment, partially offset by increases in capital expenditures due to higher overall investments in the Electric Utilities and Infrastructure and Gas Utilities and Infrastructure segments.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2022	2021	Variance
Issuances of long-term debt, net	$2,291	$532	$1,759
Issuances of common stock	—	5	(5)
Notes payable, commercial paper and other short-term borrowings	(44)	1,187	(1,231)
Dividends paid	(799)	(783)	(16)
Contributions from noncontrolling interests	23	303	(280)
Other financing items	(67)	(59)	(8)
Net cash provided by financing activities	$1,404	$1,185	$219
The variance was primarily due to:
•a $1.8 billion increase in net proceeds from issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt.
Partially offset by:
•a $1.2 billion decrease in net borrowings from notes payable and commercial paper; and
•a $280 million decrease in contributions from noncontrolling interests.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of the Annual Report on Form 10-K for the Duke Energy Registrants. During the three months ended March 31, 2022, there were no material changes to the Duke Energy Registrants' disclosures about market risk.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings, including regulatory and environmental matters, see Note 3, "Regulatory Matters," and Note 4, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. For additional information, see Item 3, "Legal Proceedings," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants' Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect the Duke Energy Registrants’ financial condition or future results.
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
4.1
One-Hundred and Sixth Supplemental Indenture, dated as of March 4, 2022 between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global bonds representing the First and Refunding Mortgage Bonds, 2.85% Series due 2032 and First and Refunding Mortgage Bonds, 3.55% Series due 2052 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 4, 2022, File No. 1-32853).
X
4.2
Eleventh Supplemental Indenture dated as of March 11, 2021, between the registrant and The Bank of New York Mellon Trust Company, N.A., as successor to Citibank, N.A. and form of global notes (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 11, 2022, File No. 1-6196).
X
4.3
Ninety-second Supplemental Indenture, dated as of March 1, 2022, among the registrant, The Bank of New York Mellon (formerly Irving Trust Company) and Christie Leppert (successor to Frederick G. Herbst) and forms of global bonds (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 17, 2022, File No. 1-3382).
X
10.1
Duke Energy Corporation Executive Short-term Incentive Plan, as amended and restated, effective February 23, 2022 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 24, 2022, File No. 1-32853).
X

EXHIBITS

10.2
Amended and Restated Credit Agreement, dated as of March 18, 2022, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC, Duke Energy Kentucky, Inc., Duke Energy Progress, LLC, Duke Energy Florida, LLC, and Piedmont Natural Gas Company, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender and Wells Fargo Securities, LLC, as Joint Lead Arranger, Joint Bookrunner and Sustainability Structuring Agent. that increases the amount of the credit facility from $8B to $9B (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on March 21, 2022, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).
		X	X		X	X	X	X	X
10.3
$1,400,000,000 Term Loan Credit Facility, dated as of March 9, 2022, among the registrant, as Borrower, certain Lenders from time to time parties thereto, and The Bank of Nova Scotia as Administrative Agent and Coordinating Lead Arranger (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 22, 2022, File No. 1-32853).
X
*10.4	Duke Energy Corporation Restricted Stock Unit Award Agreement	X
*10.5	Duke Energy Corporation 2022 Director Compensation Program	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

EXHIBITS

*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X

EXHIBITS

*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	May 9, 2022	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2022	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)