Form 10-Q
period 2022-06-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2022-08-04
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Duke Energy    3.10% Senior Notes due 2028    DUK 28A    New York Stock Exchange LLC
Duke Energy    3.85% Senior Notes due 2034    DUK 34    New York Stock Exchange LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at July 31, 2022:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	769,968,724
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

GLOSSARY OF TERMS

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
◦Industrial, commercial and residential growth or decline in service territories or customer bases resulting from sustained downturns of the economy, reduced customer usage due to cost pressures from inflation or fuel costs, and the economic health of our service territories or variations in customer usage patterns, including energy efficiency efforts, natural gas building and appliance electrification, and use of alternative energy sources, such as self-generation and distributed generation technologies;
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

FORWARD-LOOKING STATEMENTS

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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Operating Revenues
Regulated electric	$6,074	$5,258	$12,007	$10,477
Regulated natural gas	425	302	1,427	1,051
Nonregulated electric and other	186	198	383	380
Total operating revenues	6,685	5,758	13,817	11,908
Operating Expenses
Fuel used in electric generation and purchased power	1,972	1,415	3,789	2,858
Cost of natural gas	189	79	670	355
Operation, maintenance and other	1,447	1,410	3,077	2,812
Depreciation and amortization	1,302	1,207	2,622	2,433
Property and other taxes	379	349	771	702
Impairment of assets and other charges	(9)	131	206	131
Total operating expenses	5,280	4,591	11,135	9,291
Gains on Sales of Other Assets and Other, net	8	2	10	2
Operating Income	1,413	1,169	2,692	2,619
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	36	9	61	(8)
Other income and expenses, net	115	128	204	255
Total other income and expenses	151	137	265	247
Interest Expense	607	572	1,194	1,107
Income Before Income Taxes	957	734	1,763	1,759
Income Tax Expense	77	36	63	120
Net Income	880	698	1,700	1,639
Add: Net Loss Attributable to Noncontrolling Interests	27	67	64	118
Net Income Attributable to Duke Energy Corporation	907	765	1,764	1,757
Less: Preferred Dividends	14	14	53	53
Net Income Available to Duke Energy Corporation Common Stockholders	$893	$751	$1,711	$1,704

Earnings Per Share – Basic and Diluted
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.14	$0.96	$2.22	$2.21
Weighted Average Shares Outstanding
Basic and Diluted	770	769	770	769

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net Income	$880	$698	$1,700	$1,639
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	2	—	4	2
Net unrealized gains (losses) on cash flow hedges	149	(97)	262	(68)
Reclassification into earnings from cash flow hedges	4	4	9	7
Net unrealized losses on fair value hedges	(12)	—	(12)	—
Unrealized (losses) gains on available-for-sale securities	(8)	4	(21)	(4)
Other Comprehensive Income (Loss), net of tax	135	(89)	242	(63)
Comprehensive Income	1,015	609	1,942	1,576
Add: Comprehensive Loss Attributable to Noncontrolling Interests	23	68	52	112
Comprehensive Income Attributable to Duke Energy	1,038	677	1,994	1,688
Less: Preferred Dividends	14	14	53	53
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,024	$663	$1,941	$1,635
(a)Net of income tax impacts of approximately $40 million and $27 million for the three months ended June 30, 2022, and 2021, respectively, and $72 million and $19 million for the six months ended June 30, 2022, and 2021, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$428	$343
Receivables (net of allowance for doubtful accounts of $44 at 2022 and $46 at 2021)	907	1,173
Receivables of VIEs (net of allowance for doubtful accounts of $92 at 2022 and $76 at 2021)	3,021	2,437
Inventory	3,208	3,199
Regulatory assets (includes $105 at 2022 and 2021 related to VIEs)	2,834	2,150
Other (includes $284 at 2022 and $256 at 2021 related to VIEs)	1,163	638
Total current assets	11,561	9,940
Property, Plant and Equipment
Cost	166,004	161,819
Accumulated depreciation and amortization	(52,252)	(50,555)
Facilities to be retired, net	99	144
Net property, plant and equipment	113,851	111,408
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,774 at 2022 and $1,823 at 2021 related to VIEs)	12,863	12,487
Nuclear decommissioning trust funds	8,574	10,401
Operating lease right-of-use assets, net	1,222	1,266
Investments in equity method unconsolidated affiliates	983	970
Other (includes $120 at 2022 and $92 at 2021 related to VIEs)	4,026	3,812
Total other noncurrent assets	46,971	48,239
Total Assets	$172,383	$169,587
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,971	$3,629
Notes payable and commercial paper	3,875	3,304
Taxes accrued	682	749
Interest accrued	554	533
Current maturities of long-term debt (includes $633 at 2022 and $243 at 2021 related to VIEs)	3,171	3,387
Asset retirement obligations	649	647
Regulatory liabilities	1,383	1,211
Other	2,259	2,471
Total current liabilities	16,544	15,931
Long-Term Debt (includes $4,435 at 2022 and $4,854 at 2021 related to VIEs)	63,147	60,448
Other Noncurrent Liabilities
Deferred income taxes	9,948	9,379
Asset retirement obligations	12,080	12,129
Regulatory liabilities	14,519	16,152
Operating lease liabilities	1,039	1,074
Accrued pension and other post-retirement benefit costs	799	855
Investment tax credits	855	833
Other (includes $213 at 2022 and $319 at 2021 related to VIEs)	1,868	1,650
Total other noncurrent liabilities	41,108	42,072
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2022 and 2021	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2022 and 2021	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 770 million shares outstanding at 2022 and 769 million shares outstanding at 2021	1	1
Additional paid-in capital	44,373	44,371
Retained earnings	3,457	3,265
Accumulated other comprehensive loss	(73)	(303)
Total Duke Energy Corporation stockholders' equity	49,720	49,296
Noncontrolling interests	1,864	1,840
Total equity	51,584	51,136
Total Liabilities and Equity	$172,383	$169,587

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,700	$1,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,923	2,753
Equity in (earnings) losses of unconsolidated affiliates	(61)	8
Equity component of AFUDC	(99)	(83)
Impairment of assets and other charges	206	131
Deferred income taxes	67	119
Payments for asset retirement obligations	(255)	(263)
Provision for rate refunds	(65)	(13)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	351	15
Receivables	(180)	85
Inventory	(12)	153
Other current assets	(1,144)	(297)
Increase (decrease) in
Accounts payable	408	(297)
Taxes accrued	(49)	219
Other current liabilities	99	(326)
Other assets	55	77
Other liabilities	91	(47)
Net cash provided by operating activities	4,035	3,873
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,117)	(4,636)
Contributions to equity method investments	(32)	(21)
Purchases of debt and equity securities	(2,184)	(3,182)
Proceeds from sales and maturities of debt and equity securities	2,225	3,217
Disbursements to canceled equity method investments	—	(855)
Other	(384)	(137)
Net cash used in investing activities	(5,492)	(5,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	5,714	4,627
Issuance of common stock	—	5
Payments for the redemption of long-term debt	(3,147)	(2,002)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	30	75
Payments for the redemption of short-term debt with original maturities greater than 90 days	(257)	(959)
Notes payable and commercial paper	785	1,299
Contributions from noncontrolling interests	126	318
Dividends paid	(1,574)	(1,541)
Other	(101)	(72)
Net cash provided by financing activities	1,576	1,750
Net increase in cash, cash equivalents and restricted cash	119	9
Cash, cash equivalents and restricted cash at beginning of period	520	556
Cash, cash equivalents and restricted cash at end of period	$639	$565
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,264	$990

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2021 and 2022
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2021	$1,962	769	$1	$43,761	$2,680	$(142)	$(2)	$(74)	$48,186	$1,472	$49,658
Net income (loss)	—	—	—	—	751	—	—	—	751	(67)	684
Other comprehensive (loss) income	—	—	—	—	—	(92)	4	—	(88)	(1)	(89)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	26	—	—	—	—	26	—	26
Common stock dividends	—	—	—	—	(744)	—	—	—	(744)	—	(744)
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	15	15
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	1	—	—	—	—	1	(1)	—
Balance at June 30, 2021	$1,962	$769	$1	$43,788	$2,687	$(234)	$2	$(74)	$48,132	$1,413	$49,545

Balance at March 31, 2022	$1,962	770	$1	$44,364	$3,323	$(122)	$(15)	$(67)	$49,446	$1,806	$51,252
Net income (loss)	—	—	—	—	893	—	—	—	893	(27)	866
Other comprehensive income (loss)	—	—	—	—	—	137	(8)	2	131	4	135
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	27	—	—	—	—	27	—	27
Common stock dividends	—	—	—	—	(761)	—	—	—	(761)	—	(761)
Sale of noncontrolling interest	—	—	—	(17)	—	—	—	—	(17)	38	21
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	65	65
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(22)	(22)
Other	—	—	—	(1)	2	—	—	—	1	—	1
Balance at June 30, 2022	$1,962	$770	$1	$44,373	$3,457	$15	$(23)	$(65)	$49,720	$1,864	$51,584

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2021 and 2022
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
Net income (loss)	—	—	—	—	1,704	—	—	—	1,704	(118)	1,586
Other comprehensive (loss) income	—	—	—	—	—	(67)	(4)	2	(69)	6	(63)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	23	—	—	—	—	23	—	23
Common stock dividends	—	—	—	—	(1,488)	—	—	—	(1,488)	—	(1,488)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	(3)	—	—	—	—	(3)	318	315
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(12)	(12)
Other(b)	—	—	—	1	—	—	—	—	1	(1)	—
Balance at June 30, 2021	$1,962	769	$1	$43,788	$2,687	$(234)	$2	$(74)	$48,132	$1,413	$49,545

Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
Net income (loss)	—	—	—	—	1,711	—	—	—	1,711	(64)	1,647
Other comprehensive income (loss)	—	—	—	—	—	247	(21)	4	230	12	242
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	20	—	—	—	—	20	—	20
Common stock dividends	—	—	—	—	(1,521)	—	—	—	(1,521)	—	(1,521)
Sale of noncontrolling interest	—	—	—	(17)	—	—	—	—	(17)	38	21
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	88	88
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(50)	(50)
Other	—	—	—	(1)	2	—	—	—	1	—	1
Balance at June 30, 2022	$1,962	770	$1	$44,373	$3,457	$15	$(23)	$(65)	$49,720	$1,864	$51,584
(a)Relates to tax equity financing activity in the Commercial Renewables segment.
(b)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$1,781	$1,610	$3,669	$3,326
Operating Expenses
Fuel used in electric generation and purchased power	431	344	879	766
Operation, maintenance and other	462	435	974	876
Depreciation and amortization	384	363	763	722
Property and other taxes	77	74	170	157
Impairment of assets and other charges	(12)	75	(9)	75
Total operating expenses	1,342	1,291	2,777	2,596
Gains on Sales of Other Assets and Other, net	—	2	—	2
Operating Income	439	321	892	732
Other Income and Expenses, net	58	44	113	92
Interest Expense	143	139	284	263
Income Before Income Taxes	354	226	721	561
Income Tax Expense	26	1	53	24
Net Income and Comprehensive Income	$328	$225	$668	$537

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$37	$7
Receivables (net of allowance for doubtful accounts of $2 at 2022 and $1 at 2021)	269	300
Receivables of VIEs (net of allowance for doubtful accounts of $50 at 2022 and $41 at 2021)	893	844
Receivables from affiliated companies	241	190
Inventory	1,033	1,026
Regulatory assets (includes $12 at 2022 and 2021 related to VIEs)	757	544
Other (includes $8 at 2022 and $0 at 2021 related to VIEs)	128	95
Total current assets	3,358	3,006
Property, Plant and Equipment
Cost	53,074	51,874
Accumulated depreciation and amortization	(18,205)	(17,854)
Facilities to be retired, net	90	102
Net property, plant and equipment	34,959	34,122
Other Noncurrent Assets
Regulatory assets (includes $214 at 2022 and $220 at 2021 related to VIEs)	3,339	2,935
Nuclear decommissioning trust funds	4,729	5,759
Operating lease right-of-use assets, net	84	92
Other	1,305	1,248
Total other noncurrent assets	9,457	10,034
Total Assets	$47,774	$47,162
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,158	$988
Accounts payable to affiliated companies	189	266
Notes payable to affiliated companies	29	226
Taxes accrued	177	274
Interest accrued	135	125
Current maturities of long-term debt (includes $10 at 2022 and $5 at 2021 related to VIEs)	1,018	362
Asset retirement obligations	254	249
Regulatory liabilities	460	487
Other	470	546
Total current liabilities	3,890	3,523
Long-Term Debt (includes $721 at 2022 and $703 at 2021 related to VIEs)	12,844	12,595
Long-Term Debt Payable to Affiliated Companies	300	318
Other Noncurrent Liabilities
Deferred income taxes	3,911	3,634
Asset retirement obligations	5,065	5,052
Regulatory liabilities	6,300	7,198
Operating lease liabilities	70	78
Accrued pension and other post-retirement benefit costs	42	50
Investment tax credits	285	287
Other	558	536
Total other noncurrent liabilities	16,231	16,835
Commitments and Contingencies
Equity
Member's equity	14,515	13,897
Accumulated other comprehensive loss	(6)	(6)
Total equity	14,509	13,891
Total Liabilities and Equity	$47,774	$47,162

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$668	$537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	892	861
Equity component of AFUDC	(47)	(30)
Impairment of assets and other charges	(9)	75
Deferred income taxes	95	(41)
Payments for asset retirement obligations	(87)	(93)
Provision for rate refunds	(36)	(11)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	55	4
Receivables	23	—
Receivables from affiliated companies	(51)	13
Inventory	(7)	(3)
Other current assets	(514)	(45)
Increase (decrease) in
Accounts payable	124	(266)
Accounts payable to affiliated companies	(95)	(4)
Taxes accrued	(97)	127
Other current liabilities	151	(152)
Other assets	(9)	8
Other liabilities	(33)	18
Net cash provided by operating activities	1,023	998
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,523)	(1,251)
Purchases of debt and equity securities	(1,073)	(1,847)
Proceeds from sales and maturities of debt and equity securities	1,073	1,847
Other	(118)	(80)
Net cash used in investing activities	(1,641)	(1,331)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,287	1,298
Payments for the redemption of long-term debt	(382)	(614)
Notes payable to affiliated companies	(197)	(35)
Distributions to parent	(50)	(300)
Other	(1)	(1)
Net cash provided by financing activities	657	348
Net increase in cash, cash equivalents and restricted cash	39	15
Cash, cash equivalents and restricted cash at beginning of period	8	21
Cash, cash equivalents and restricted cash at end of period	$47	$36
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$413	$315

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2021 and 2022
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at March 31, 2021	$13,473	$(7)	$13,466
Net income	225	—	225
Distributions to parent	(300)	—	(300)
Other	1	—	1
Balance at June 30, 2021	$13,399	$(7)	$13,392

Balance at March 31, 2022	$14,188	$(6)	$14,182
Net income	328	—	328
Other	(1)	—	(1)
Balance at June 30, 2022	$14,515	$(6)	$14,509

	Six Months Ended June 30, 2021 and 2022
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2020	$13,161	$(7)	$13,154
Net income	537	—	537
Distributions to parent	(300)	—	(300)
Other	1	—	1
Balance at June 30, 2021	$13,399	$(7)	$13,392

Balance at December 31, 2021	$13,897	$(6)	$13,891
Net income	668	—	668
Distributions to parent	(50)	—	(50)
Balance at June 30, 2022	$14,515	$(6)	$14,509

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$3,214	$2,679	$6,206	$5,184
Operating Expenses
Fuel used in electric generation and purchased power	1,258	833	2,322	1,628
Operation, maintenance and other	603	626	1,248	1,227
Depreciation and amortization	509	441	1,045	926
Property and other taxes	151	133	303	275
Impairment of assets and other charges	4	37	4	37
Total operating expenses	2,525	2,070	4,922	4,093
Gains on Sales of Other Assets and Other, net	1	1	3	1
Operating Income	690	610	1,287	1,092
Other Income and Expenses, net	70	38	105	81
Interest Expense	208	200	419	392
Income Before Income Taxes	552	448	973	781
Income Tax Expense	93	37	160	80
Net Income	459	411	813	701
Less: Net Income Attributable to Noncontrolling Interests	1	—	1	—
Net Income Attributable to Parent	$458	$411	$812	$701

Net Income	$459	$411	$813	$701
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	1	—	1
Net unrealized gains on cash flow hedges	—	—	1	1
Unrealized (losses) gains on available-for-sale securities	(1)	1	(3)	—
Other Comprehensive (Loss) Income, net of tax	(1)	2	(2)	2
Comprehensive Income	$458	$413	$811	$703

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$129	$70
Receivables (net of allowance for doubtful accounts of $12 at 2022 and $11 at 2021)	192	247
Receivables of VIEs (net of allowance for doubtful accounts of $40 at 2022 and $25 at 2021)	1,352	1,006
Receivables from affiliated companies	22	121
Notes receivable from affiliated companies	108	—
Inventory	1,426	1,398
Regulatory assets (includes $93 at 2022 and 2021 related to VIEs)	1,406	1,030
Other (includes $59 at 2022 and $39 at 2021 related to VIEs)	170	125
Total current assets	4,805	3,997
Property, Plant and Equipment
Cost	62,609	60,894
Accumulated depreciation and amortization	(20,082)	(19,214)
Facilities to be retired, net	—	26
Net property, plant and equipment	42,527	41,706
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,560 at 2022 and $1,603 at 2021 related to VIEs)	6,081	5,909
Nuclear decommissioning trust funds	3,845	4,642
Operating lease right-of-use assets, net	677	691
Other	1,241	1,242
Total other noncurrent assets	15,499	16,139
Total Assets	$62,831	$61,842
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,219	$1,099
Accounts payable to affiliated companies	965	506
Notes payable to affiliated companies	458	2,809
Taxes accrued	221	128
Interest accrued	197	192
Current maturities of long-term debt (includes $338 at 2022 and $71 at 2021 related to VIEs)	393	1,082
Asset retirement obligations	262	275
Regulatory liabilities	580	478
Other	830	868
Total current liabilities	5,125	7,437
Long-Term Debt (includes $2,047 at 2022 and $2,293 at 2021 related to VIEs)	20,208	19,591
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	4,748	4,564
Asset retirement obligations	5,806	5,837
Regulatory liabilities	5,094	5,566
Operating lease liabilities	600	606
Accrued pension and other post-retirement benefit costs	399	417
Other	561	526
Total other noncurrent liabilities	17,208	17,516
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2022 and 2021	—	—
Additional paid-in capital	9,149	9,149
Retained earnings	11,001	8,007
Accumulated other comprehensive loss	(13)	(11)
Total Progress Energy, Inc. stockholders' equity	20,137	17,145
Noncontrolling interests	3	3
Total equity	20,140	17,148
Total Liabilities and Equity	$62,831	$61,842
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$813	$701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,209	1,104
Equity component of AFUDC	(33)	(23)
Impairment of assets and other charges	4	37
Deferred income taxes	95	163
Payments for asset retirement obligations	(137)	(139)
Provision for rate refunds	(30)	(7)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	314	16
Receivables	(246)	(12)
Receivables from affiliated companies	117	88
Inventory	(30)	76
Other current assets	(417)	(247)
Increase (decrease) in
Accounts payable	161	44
Accounts payable to affiliated companies	459	42
Taxes accrued	93	97
Other current liabilities	74	(79)
Other assets	(76)	(33)
Other liabilities	(2)	(156)
Net cash provided by operating activities	2,368	1,672
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,944)	(1,745)
Purchases of debt and equity securities	(996)	(1,160)
Proceeds from sales and maturities of debt and equity securities	1,032	1,201
Notes receivable from affiliated companies	(108)	—
Other	(21)	(69)
Net cash used in investing activities	(2,037)	(1,773)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	940	19
Payments for the redemption of long-term debt	(1,019)	(41)
Notes payable to affiliated companies	80	34
Dividends to parent	(250)	—
Other	(3)	(3)
Net cash (used in) provided by financing activities	(252)	9
Net increase (decrease) in cash, cash equivalents and restricted cash	79	(92)
Cash, cash equivalents and restricted cash at beginning of period	113	200
Cash, cash equivalents and restricted cash at end of period	$192	$108
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$455	$329
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2021 and 2022
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2021	$9,143	$7,400	$(4)	$(3)	$(8)	$16,528	$2	$16,530
Net income	—	411	—	—	—	411	—	411
Other comprehensive income	—	—	—	1	1	2	—	2
Other	—	(2)	—	—	—	(2)	1	(1)
Balance at June 30, 2021	$9,143	$7,809	$(4)	$(2)	$(7)	$16,939	$3	$16,942

Balance at March 31, 2022	$9,149	$10,543	$(1)	$(4)	$(7)	$19,680	$2	$19,682
Net income	—	458	—	—	—	458	1	459
Other comprehensive loss	—	—	—	(1)	—	(1)	—	(1)
Balance at June 30, 2022	$9,149	$11,001	$(1)	$(5)	$(7)	$20,137	$3	$20,140

	Six Months Ended June 30, 2021 and 2022
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
Net income	—	701	—	—	—	701	—	701
Other comprehensive income	—	—	1	—	1	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at June 30, 2021	$9,143	$7,809	$(4)	$(2)	$(7)	$16,939	$3	$16,942

Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
Net income	—	812	—	—	—	812	1	813
Other comprehensive income (loss)	—	—	1	(3)	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Equitization of certain notes payable to affiliates	—	2,431	—	—	—	2,431	—	2,431
Other	—	1	—	—	—	1	—	1
Balance at June 30, 2022	$9,149	$11,001	$(1)	$(5)	$(7)	$20,137	$3	$20,140
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$1,581	$1,349	$3,213	$2,750
Operating Expenses
Fuel used in electric generation and purchased power	593	409	1,167	845
Operation, maintenance and other	360	367	751	724
Depreciation and amortization	271	236	577	521
Property and other taxes	41	41	90	90
Impairment of assets and other charges	4	18	4	18
Total operating expenses	1,269	1,071	2,589	2,198
Gains on Sales of Other Assets and Other, net	—	1	1	1
Operating Income	312	279	625	553
Other Income and Expenses, net	32	20	54	44
Interest Expense	90	78	175	147
Income Before Income Taxes	254	221	504	450
Income Tax Expense	35	6	70	25
Net Income and Comprehensive Income	$219	$215	$434	$425

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$75	$35
Receivables (net of allowance for doubtful accounts of $4 at 2022 and 2021)	63	127
Receivables of VIEs (net of allowance for doubtful accounts of $27 at 2022 and $17 at 2021)	705	574
Receivables from affiliated companies	20	65
Notes receivable from affiliated companies	154	—
Inventory	948	921
Regulatory assets (includes $39 at 2022 and 2021 related to VIEs)	621	533
Other (includes $26 in 2022 related to VIEs)	123	83
Total current assets	2,709	2,338
Property, Plant and Equipment
Cost	37,885	37,018
Accumulated depreciation and amortization	(13,977)	(13,387)
Facilities to be retired, net	—	26
Net property, plant and equipment	23,908	23,657
Other Noncurrent Assets
Regulatory assets (includes $701 at 2022 and $720 at 2021 related to VIEs)	4,161	4,118
Nuclear decommissioning trust funds	3,374	4,089
Operating lease right-of-use assets, net	397	389
Other	787	792
Total other noncurrent assets	8,719	9,388
Total Assets	$35,336	$35,383
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$469	$476
Accounts payable to affiliated companies	342	310
Notes payable to affiliated companies	—	172
Taxes accrued	114	163
Interest accrued	101	96
Current maturities of long-term debt (includes $32 at 2022 and $15 at 2021 related to VIEs)	66	556
Asset retirement obligations	261	274
Regulatory liabilities	342	381
Other	425	448
Total current liabilities	2,120	2,876
Long-Term Debt (includes $1,130 at 2022 and $1,097 at 2021 related to VIEs)	10,446	9,543
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,323	2,208
Asset retirement obligations	5,414	5,401
Regulatory liabilities	4,342	4,868
Operating lease liabilities	365	350
Accrued pension and other post-retirement benefit costs	215	221
Investment tax credits	126	128
Other	100	87
Total other noncurrent liabilities	12,885	13,263
Commitments and Contingencies
Equity
Member's Equity	9,735	9,551
Total Liabilities and Equity	$35,336	$35,383
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$434	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	672	610
Equity component of AFUDC	(22)	(15)
Impairment of assets and other charges	4	18
Deferred income taxes	32	28
Payments for asset retirement obligations	(90)	(88)
Provision for rate refunds	(30)	(7)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	314	9
Receivables	(25)	31
Receivables from affiliated companies	63	(13)
Inventory	(27)	52
Other current assets	(83)	(52)
Increase (decrease) in
Accounts payable	(7)	28
Accounts payable to affiliated companies	32	(1)
Taxes accrued	(49)	2
Other current liabilities	(9)	(45)
Other assets	(75)	(40)
Other liabilities	9	(43)
Net cash provided by operating activities	1,143	899
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(926)	(869)
Purchases of debt and equity securities	(887)	(926)
Proceeds from sales and maturities of debt and equity securities	882	915
Notes receivable from affiliated companies	(154)	—
Other	22	(2)
Net cash used in investing activities	(1,063)	(882)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	939	19
Payments for the redemption of long-term debt	(530)	(3)
Notes payable to affiliated companies	(172)	(25)
Distributions to parent	(250)	—
Other	(1)	(1)
Net cash used in financing activities	(14)	(10)
Net increase in cash, cash equivalents and restricted cash	66	7
Cash, cash equivalents and restricted cash at beginning of period	39	39
Cash, cash equivalents and restricted cash at end of period	$105	$46
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$158	$97

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2021 and 2022
(in millions)	Member's Equity
Balance at March 31, 2021	$9,470
Net income	215
Balance at June 30, 2021	$9,685

Balance at March 31, 2022	$9,517
Net income	219
Other	(1)
Balance at June 30, 2022	$9,735

Six Months Ended
June 30, 2021 and 2022
Member's
(in millions)	Member's Equity
Balance at December 31, 2020	$9,260
Net income	425
Balance at June 30, 2021	$9,685

Balance at December 31, 2021	$9,551
Net income	434
Distributions to parent	(250)
Balance at June 30, 2022	$9,735

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$1,628	$1,325	$2,983	$2,426
Operating Expenses
Fuel used in electric generation and purchased power	665	424	1,155	783
Operation, maintenance and other	241	255	490	497
Depreciation and amortization	237	205	468	405
Property and other taxes	109	92	212	185
Impairment of assets and other charges	—	19	—	19
Total operating expenses	1,252	995	2,325	1,889
Gains on Sales of Other Assets and Other, net	1	—	2	—
Operating Income	377	330	660	537
Other Income and Expenses, net	40	18	55	36
Interest Expense	90	80	174	160
Income Before Income Taxes	327	268	541	413
Income Tax Expense	66	51	109	79
Net Income	$261	$217	$432	$334
Other Comprehensive Income (Loss), net of tax
Unrealized (losses) gains on available-for-sale securities	(1)	1	(2)	—
Comprehensive Income	$260	$218	$430	$334

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$44	$23
Receivables (net of allowance for doubtful accounts of $8 at 2022 and 2021)	126	117
Receivables of VIEs (net of allowance for doubtful accounts of $13 at 2022 and $8 at 2021)	647	432
Receivables from affiliated companies	5	16
Inventory	478	477
Regulatory assets (includes $54 at 2022 and 2021 related to VIEs)	785	497
Other (includes $33 at 2022 and $39 at 2021 related to VIEs)	58	80
Total current assets	2,143	1,642
Property, Plant and Equipment
Cost	24,714	23,865
Accumulated depreciation and amortization	(6,097)	(5,819)
Net property, plant and equipment	18,617	18,046
Other Noncurrent Assets
Regulatory assets (includes $859 at 2022 and $883 at 2021 related to VIEs)	1,920	1,791
Nuclear decommissioning trust funds	470	553
Operating lease right-of-use assets, net	280	302
Other	407	399
Total other noncurrent assets	3,077	3,045
Total Assets	$23,837	$22,733
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$750	$623
Accounts payable to affiliated companies	147	209
Notes payable to affiliated companies	504	199
Taxes accrued	186	51
Interest accrued	72	68
Current maturities of long-term debt (includes $306 at 2022 and $56 at 2021 related to VIEs)	327	76
Asset retirement obligations	1	1
Regulatory liabilities	238	98
Other	394	408
Total current liabilities	2,619	1,733
Long-Term Debt (includes $916 at 2022 and $1,196 at 2021 related to VIEs)	8,120	8,406
Other Noncurrent Liabilities
Deferred income taxes	2,506	2,434
Asset retirement obligations	392	436
Regulatory liabilities	752	698
Operating lease liabilities	235	256
Accrued pension and other post-retirement benefit costs	155	166
Other	333	309
Total other noncurrent liabilities	4,373	4,299
Commitments and Contingencies
Equity
Member's equity	8,730	8,298
Accumulated other comprehensive loss	(5)	(3)
Total equity	8,725	8,295
Total Liabilities and Equity	$23,837	$22,733

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$432	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	535	491
Equity component of AFUDC	(10)	(8)
Impairment of assets and other charges	—	19
Deferred income taxes	66	130
Payments for asset retirement obligations	(47)	(52)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	5
Receivables	(222)	(42)
Receivables from affiliated companies	11	(5)
Inventory	(4)	24
Other current assets	(307)	(132)
Increase (decrease) in
Accounts payable	168	15
Accounts payable to affiliated companies	(62)	44
Taxes accrued	134	62
Other current liabilities	87	(35)
Other assets	(3)	11
Other liabilities	(11)	(94)
Net cash provided by operating activities	767	767
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,018)	(876)
Purchases of debt and equity securities	(109)	(234)
Proceeds from sales and maturities of debt and equity securities	151	286
Other	(43)	(67)
Net cash used in investing activities	(1,019)	(891)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(39)	(38)
Notes payable to affiliated companies	306	167
Net cash provided by financing activities	267	129
Net increase in cash, cash equivalents and restricted cash	15	5
Cash, cash equivalents and restricted cash at beginning of period	62	50
Cash, cash equivalents and restricted cash at end of period	$77	$55
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$297	$232

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2021 and 2022
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at March 31, 2021	$7,677	$(3)	$7,674
Net income	217	—	217
Other comprehensive income	—	1	1
Other	(1)	—	(1)
Balance at June 30, 2021	$7,893	$(2)	$7,891

Balance at March 31, 2022	$8,469	$(4)	$8,465
Net income	261	—	261
Other comprehensive loss	—	(1)	(1)
Balance at June 30, 2022	$8,730	$(5)	$8,725

	Six Months Ended June 30, 2021 and 2022
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2020	$7,560	$(2)	$7,558
Net income	334	—	334
Other	(1)	—	(1)
Balance at June 30, 2021	$7,893	$(2)	$7,891

Balance at December 31, 2021	$8,298	$(3)	$8,295
Net income	432	—	432
Other comprehensive loss	—	(2)	(2)
Balance at June 30, 2022	$8,730	$(5)	$8,725
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating Revenues
Regulated electric	$401	$343	$813	$706
Regulated natural gas	144	113	370	282
Total operating revenues	545	456	1,183	988
Operating Expenses
Fuel used in electric generation and purchased power	127	93	254	175
Cost of natural gas	46	16	153	67
Operation, maintenance and other	109	111	287	219
Depreciation and amortization	83	75	163	149
Property and other taxes	92	83	193	175
Impairment of assets and other charges	—	5	—	5
Total operating expenses	457	383	1,050	790
Gains on Sales of Other Assets and Other, net	1	—	1	—
Operating Income	89	73	134	198
Other Income and Expenses, net	6	5	12	10
Interest Expense	30	28	60	53
Income Before Income Taxes	65	50	86	155
Income Tax Expense (Benefit)	9	11	(47)	25
Net Income and Comprehensive Income	$56	$39	$133	$130

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$15	$13
Receivables (net of allowance for doubtful accounts of $4 at 2022 and 2021)	83	96
Receivables from affiliated companies	177	122
Notes receivable from affiliated companies	—	15
Inventory	112	116
Regulatory assets	59	72
Other	64	57
Total current assets	510	491
Property, Plant and Equipment
Cost	12,033	11,725
Accumulated depreciation and amortization	(3,167)	(3,106)
Generation facilities to be retired, net	—	6
Net property, plant and equipment	8,866	8,625
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	613	635
Operating lease right-of-use assets, net	18	19
Other	88	84
Total other noncurrent assets	1,639	1,658
Total Assets	$11,015	$10,774
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$379	$348
Accounts payable to affiliated companies	58	64
Notes payable to affiliated companies	301	103
Taxes accrued	180	275
Interest accrued	31	30
Asset retirement obligations	12	13
Regulatory liabilities	76	62
Other	112	82
Total current liabilities	1,149	977
Long-Term Debt	3,218	3,168
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,095	1,050
Asset retirement obligations	125	123
Regulatory liabilities	580	739
Operating lease liabilities	18	18
Accrued pension and other post-retirement benefit costs	108	109
Other	100	101
Total other noncurrent liabilities	2,026	2,140
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2022 and 2021	762	762
Additional paid-in capital	3,100	3,100
Retained earnings	735	602
Total equity	4,597	4,464
Total Liabilities and Equity	$11,015	$10,774

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	151
Equity component of AFUDC	(6)	(4)
Impairment of assets and other charges	—	5
Deferred income taxes	(41)	17
Payments for asset retirement obligations	(1)	(1)
Provision for rate refunds	5	8
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(1)
Receivables	13	2
Receivables from affiliated companies	(3)	(11)
Inventory	3	(1)
Other current assets	13	(12)
Increase (decrease) in
Accounts payable	57	(8)
Accounts payable to affiliated companies	—	4
Taxes accrued	(95)	(58)
Other current liabilities	(47)	(7)
Other assets	(46)	(33)
Other liabilities	72	4
Net cash provided by operating activities	222	185
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(406)	(415)
Notes receivable from affiliated companies	(37)	30
Other	(25)	(23)
Net cash used in investing activities	(468)	(408)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	50	—
Notes payable to affiliated companies	199	221
Other	(1)	—
Net cash provided by financing activities	248	221
Net increase (decrease) in cash and cash equivalents	2	(2)
Cash and cash equivalents at beginning of period	13	14
Cash and cash equivalents at end of period	$15	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$102	$88

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2021 and 2022
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at March 31, 2021	$762	$2,776	$488	$4,026
Net income	—	—	39	39
Balance at June 30, 2021	$762	$2,776	$527	$4,065

Balance at March 31, 2022	$762	$3,100	$680	$4,542
Net income	—	—	56	56
Other	—	—	(1)	(1)
Balance at June 30, 2022	$762	$3,100	$735	$4,597

	Six Months Ended June 30, 2021 and 2022
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2020	$762	$2,776	$397	$3,935
Net income	—	—	130	130
Balance at June 30, 2021	$762	$2,776	$527	$4,065

Balance at December 31, 2021	$762	$3,100	$602	$4,464
Net income	—	—	133	133
Balance at June 30, 2022	$762	$3,100	$735	$4,597
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$918	$735	$1,740	$1,480
Operating Expenses
Fuel used in electric generation and purchased power	359	201	678	418
Operation, maintenance and other	182	192	374	370
Depreciation and amortization	155	152	311	304
Property and other taxes	22	20	47	41
Impairment of assets and other charges	—	8	211	8
Total operating expenses	718	573	1,621	1,141
Losses on Sales of Other Assets and Other, net	—	(1)	—	(1)
Operating Income	200	161	119	338
Other Income and Expenses, net	8	10	18	19
Interest Expense	45	49	90	99
Income Before Income Taxes	163	122	47	258
Income Tax Expense (Benefit)	14	19	(23)	43
Net Income and Comprehensive Income	$149	$103	$70	$215

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$26	$6
Receivables (net of allowance for doubtful accounts of $3 at 2022 and 2021)	85	100
Receivables from affiliated companies	221	98
Notes receivable from affiliated companies	—	134
Inventory	441	418
Regulatory assets	373	277
Other	237	68
Total current assets	1,383	1,101
Property, Plant and Equipment
Cost	17,709	17,343
Accumulated depreciation and amortization	(5,824)	(5,583)
Net property, plant and equipment	11,885	11,760
Other Noncurrent Assets
Regulatory assets	1,092	1,278
Operating lease right-of-use assets, net	50	53
Other	265	296
Total other noncurrent assets	1,407	1,627
Total Assets	$14,675	$14,488
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$317	$282
Accounts payable to affiliated companies	216	221
Notes payable to affiliated companies	275	—
Taxes accrued	76	73
Interest accrued	48	49
Current maturities of long-term debt	31	84
Asset retirement obligations	122	110
Regulatory liabilities	178	127
Other	179	105
Total current liabilities	1,442	1,051
Long-Term Debt	4,156	4,089
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,270	1,303
Asset retirement obligations	845	877
Regulatory liabilities	1,485	1,565
Operating lease liabilities	48	50
Accrued pension and other post-retirement benefit costs	167	167
Investment tax credits	176	177
Other	75	44
Total other noncurrent liabilities	4,066	4,183
Commitments and Contingencies
Equity
Member's Equity	4,861	5,015
Total Liabilities and Equity	$14,675	$14,488

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$70	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	312	306
Equity component of AFUDC	(10)	(12)
Impairment of assets and other charges	212	8
Deferred income taxes	(80)	1
Payments for asset retirement obligations	(31)	(30)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(53)	—
Receivables	21	(15)
Receivables from affiliated companies	2	(8)
Inventory	(23)	61
Other current assets	(166)	(31)
Increase (decrease) in
Accounts payable	59	35
Accounts payable to affiliated companies	7	(29)
Taxes accrued	19	10
Other current liabilities	52	20
Other assets	(20)	(3)
Other liabilities	50	6
Net cash provided by operating activities	421	534
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(433)	(394)
Purchases of debt and equity securities	(26)	(9)
Proceeds from sales and maturities of debt and equity securities	21	6
Notes receivable from affiliated companies	9	7
Other	(23)	(8)
Net cash used in investing activities	(452)	(398)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	67	—
Payments for the redemption of long-term debt	(53)	—
Notes payable to affiliated companies	275	(131)
Distributions to parent	(237)	—
Other	(1)	—
Net cash provided by (used in) financing activities	51	(131)
Net increase in cash and cash equivalents	20	5
Cash and cash equivalents at beginning of period	6	7
Cash and cash equivalents at end of period	$26	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$94	$85
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2021 and 2022
Member's
(in millions)	Member's Equity
Balance at March 31, 2021	$4,896
Net income	103
Balance at June 30, 2021	$4,999

Balance at March 31, 2022	$4,824
Net income	149
Distributions to parent	(112)
Balance at June 30, 2022	$4,861

Six Months Ended
June 30, 2021 and 2022
Member's
(in millions)	Member's Equity
Balance at December 31, 2020	$4,783
Net income	215
Other	1
Balance at June 30, 2021	$4,999

Balance at December 31, 2021	$5,015
Net income	70
Distributions to parent	(225)
Other	1
Balance at June 30, 2022	$4,861

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$310	$215	$1,115	$821
Operating Expenses
Cost of natural gas	143	63	517	288
Operation, maintenance and other	88	76	183	154
Depreciation and amortization	56	51	110	99
Property and other taxes	15	14	31	28
Impairment of assets and other charges	—	5	—	5
Total operating expenses	302	209	841	574
Gains on Sales of Other Assets and Other, net	4	—	4	—
Operating Income	12	6	278	247
Other Income and Expenses, net	15	18	28	35
Interest Expense	34	30	66	59
(Loss) Income Before Income Taxes	(7)	(6)	240	223
Income Tax (Benefit) Expense	(6)	(2)	27	24
Net (Loss) Income and Comprehensive (Loss) Income	$(1)	$(4)	$213	$199

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $15 at 2022 and 2021)	$150	$318
Receivables from affiliated companies	11	11
Inventory	68	109
Regulatory assets	154	141
Other	61	9
Total current assets	444	588
Property, Plant and Equipment
Cost	10,317	9,918
Accumulated depreciation and amortization	(1,987)	(1,899)
Facilities to be retired, net	10	11
Net property, plant and equipment	8,340	8,030
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	373	316
Operating lease right-of-use assets, net	14	16
Investments in equity method unconsolidated affiliates	79	95
Other	324	288
Total other noncurrent assets	839	764
Total Assets	$9,623	$9,382
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$254	$196
Accounts payable to affiliated companies	44	40
Notes payable to affiliated companies	33	518
Taxes accrued	31	63
Interest accrued	39	37
Regulatory liabilities	89	56
Other	77	81
Total current liabilities	567	991
Long-Term Debt	3,363	2,968
Other Noncurrent Liabilities
Deferred income taxes	846	815
Asset retirement obligations	23	22
Regulatory liabilities	1,038	1,058
Operating lease liabilities	12	14
Accrued pension and other post-retirement benefit costs	7	7
Other	205	158
Total other noncurrent liabilities	2,131	2,074
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2022 and 2021	1,635	1,635
Retained earnings	1,927	1,714
Total equity	3,562	3,349
Total Liabilities and Equity	$9,623	$9,382

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$213	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111	101
Equity component of AFUDC	(4)	(14)
Losses (gains) on sales of other assets	(4)	—
Impairment of assets and other charges	—	5
Deferred income taxes	(4)	3
Equity in earnings from unconsolidated affiliates	(4)	(4)
Provision for rate refunds	(3)	(3)
(Increase) decrease in
Receivables	168	137
Inventory	40	26
Other current assets	(63)	30
Increase (decrease) in
Accounts payable	31	(70)
Accounts payable to affiliated companies	4	(35)
Taxes accrued	(32)	3
Other current liabilities	44	(30)
Other assets	(2)	6
Other liabilities	(1)	(2)
Net cash provided by operating activities	494	352
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(385)	(411)
Contributions to equity method investments	(8)	—
Return of investment capital	—	1
Other	(9)	(17)
Net cash used in investing activities	(402)	(427)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	394	347
Payments for the redemption of long-term debt	—	(160)
Notes payable to affiliated companies	(485)	(437)
Capital contributions from parent	—	325
Other	(1)	—
Net cash (used in) provided by financing activities	(92)	75
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$124	$111

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2021 and 2022
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at March 31, 2021	$1,635	$1,608	$3,243
Net loss	—	(4)	(4)
Balance at June 30, 2021	$1,635	$1,604	$3,239

Balance at March 31, 2022	$1,635	$1,928	$3,563
Net loss	—	(1)	(1)
Balance at June 30, 2022	$1,635	$1,927	$3,562

	Six Months Ended June 30, 2021 and 2022
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2020	$1,310	$1,405	$2,715
Net income	—	199	199
Contribution from parent	325	—	325
Balance at June 30, 2021	$1,635	$1,604	$3,239

Balance at December 31, 2021	$1,635	$1,714	$3,349
Net income	—	213	213
Balance at June 30, 2022	$1,635	$1,927	$3,562

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

The following table presents allocated losses to noncontrolling interest for the three and six months ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Noncontrolling Interest Allocation of Income
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	$44	$55	$68	$98
Allocated (income) losses to noncontrolling members based on pro rata shares of ownership	(17)	12	(4)	20
Total Noncontrolling Interest Allocated Losses	$27	$67	$64	$118
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

	June 30, 2022					December 31, 2021
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$428	$37	$129	$75	$44	$343	$7	$70	$35	$23
Other	193	9	59	26	33	170	—	39	—	39
Other Noncurrent Assets
Other	18	1	4	4	—	7	1	4	4	—
Total cash, cash equivalents and restricted cash	$639	$47	$192	$105	$77	$520	$8	$113	$39	$62
INVENTORY
Provisions for inventory write-offs were not material at June 30, 2022, and December 31, 2021. The components of inventory are presented in the tables below.

	June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,490	$817	$1,124	$769	$355	$88	$321	$13
Coal	446	182	132	79	53	14	117	—
Natural gas, oil and other fuel	272	34	170	100	70	10	3	55
Total inventory	$3,208	$1,033	$1,426	$948	$478	$112	$441	$68

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,397	$793	$1,067	$729	$338	$80	$311	$14
Coal	486	195	167	94	73	19	105	—
Natural gas, oil and other fuel	316	38	164	98	66	17	2	95
Total inventory	$3,199	$1,026	$1,398	$921	$477	$116	$418	$109
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction. As a result, an asset of $150 million related to the arrangement was recorded in Other within Other noncurrent assets as of June 30, 2022.
NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2022.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

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
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. On August 4, 2022 Duke Energy announced a strategic review of the Commercial Renewables business segment. The review remains in the preliminary stage and there have been no binding or non-binding offers requested or submitted. Duke Energy can provide no assurance that this process will result in a transaction and there is no specific timeline for execution of a potential transaction. If the potential sale were to progress it could result in classification of the Commercial Renewables segment as assets held for sale and as discontinued operations. If Duke Energy is unable to recover its book value of these assets through a sale, it could result in an impairment.

Duke Energy continues to monitor recoverability of its renewable merchant plants located in the ERCOT West market and in the PJM West market due to fluctuating market pricing and long-term forecasted energy prices. The assets were not impaired as of June 30, 2022, because the carrying value of approximately $195 million continues to be supported by the expected cash flows. Duke Energy has a 51% ownership interest in these assets. A decline in energy market pricing or other factors unfavorably impacting the economics would likely result in a future impairment.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's ownership interest in National Methanol Company.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2022
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,126	$430	$121	$6,677	$8	$—	$6,685
Intersegment revenues	9	23	—	32	22	(54)	—
Total revenues	$6,135	$453	$121	$6,709	$30	$(54)	$6,685
Segment income (loss)(a)	$974	$19	$30	$1,023	$(130)	$—	$893
Less: Noncontrolling interests							27
Add: Preferred stock dividend							14
Net Income							$880
Segment assets	$145,874	$15,420	$7,276	$168,570	$3,821	$(8)	$172,383

	Three Months Ended June 30, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,328	$305	$119	$5,752	$6	$—	$5,758
Intersegment revenues	7	22	—	29	21	(50)	—
Total revenues	$5,335	$327	$119	$5,781	$27	$(50)	$5,758
Segment income (loss)(b)	$935	$17	$47	$999	$(248)	$—	$751
Less: Noncontrolling interests							67
Add: Preferred stock dividend							14
Net Income							$698

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

(a)Electric Utilities and Infrastructure includes $2 million within Noncontrolling Interests related to the Duke Energy Indiana Supreme Court ruling on the Condensed Consolidated Statements of Operations. See Note 3 for additional information. Commercial Renewables includes a $21 million loss recorded within Nonregulated electric and other revenues related to mark-to-market derivative contracts on the Condensed Consolidated Statements of Operations.
(b)Gas Utilities and Infrastructure includes $16 million, recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. Other includes $131 million recorded within Impairment of assets and other charges, $27 million within Operations, maintenance and other, and $17 million within Depreciation and amortization on the Condensed Consolidated Statements of Operations, related to the workplace and workplace realignment.

	Six Months Ended June 30, 2022
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$12,121	$1,439	$242	$13,802	$15	$—	$13,817
Intersegment revenues	16	46	—	62	45	(107)	—
Total revenues	$12,137	$1,485	$242	$13,864	$60	$(107)	$13,817
Segment income (loss)(a)	$1,697	$273	$41	$2,011	$(300)	$—	$1,711
Less: Noncontrolling interests							64
Add: Preferred stock dividend							53
Net Income							$1,700

	Six Months Ended June 30, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$10,601	$1,057	$238	$11,896	$12	$—	$11,908
Intersegment revenues	15	45	—	60	41	(101)	—
Total revenues	$10,616	$1,102	$238	$11,956	$53	$(101)	$11,908
Segment income (loss)(b)	$1,755	$262	$74	$2,091	$(387)	$—	$1,704
Less: Noncontrolling interests							118
Add: Preferred stock dividend							53
Net Income							$1,639
(a)Electric Utilities and Infrastructure includes $211 million recorded within Impairment of assets and other charges, $46 million within Regulated electric revenues and $20 million within Noncontrolling Interests related to the Duke Energy Indiana Supreme Court ruling on the Condensed Consolidated Statements of Operations. See Note 3 for additional information. Commercial Renewables includes a $21 million loss recorded within Nonregulated electric and other revenues related to mark-to-market derivative contracts on the Condensed Consolidated Statements of Operations.
(b)Gas Utilities and Infrastructure includes $22 million, recorded within Equity in earnings (losses) of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments. Commercial Renewables includes a $35 million loss related to Texas Storm Uri, of which ($8 million) is recorded within Nonregulated electric and other revenues, $2 million within Operations, maintenance and other, $29 million within Equity in earnings (losses) of unconsolidated affiliates and $12 million within Loss Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations. See Note 4 for additional information. Other includes $131 million recorded within Impairment of assets and other charges, $27 million within Operations, maintenance and other, and $17 million within Depreciation and amortization on the Condensed Consolidated Statements of Operations, related to the workplace and workplace realignment.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended June 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$401	$144	$545	$—	$—	$545
Segment income/Net (loss) income	$37	$19	$56	$—	$—	$56
Segment assets	$7,237	$3,899	$11,136	$14	$(135)	$11,015

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended June 30, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$343	$113	$456	$—	$456
Segment income/Net (loss) income	$24	$23	$47	$(8)	$39

	Six Months Ended June 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$813	$370	$1,183	$—	$1,183
Segment income/Net (loss) income	$78	$57	$135	$(2)	$133

	Six Months Ended June 30, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$706	$282	$988	$—	$988
Segment income/Net (loss) income	$74	$66	$140	$(10)	$130
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
Duke Energy Carolinas and Duke Energy Progress
Carbon Plan Proceeding
The NCUC is required by North Carolina House Bill 951 (HB 951) to adopt an initial Carbon Plan on or before December 31, 2022. Duke Energy Carolinas and Duke Energy Progress filed their proposed Carbon Plan on May 16, 2022. The NCUC Public Staff and other parties filed their reply comments on July 15, 2022, including alternative Carbon Plans filed by some of the other parties. The NCUC is conducting public hearings across North Carolina in July 2022 and August 2022. On July 29, 2022, the NCUC issued a procedural order setting forth the issues to be addressed in expert witness hearing scheduled to begin on September 13, 2022, and the issues to be addressed by written comments. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Storm Cost Securitization Legislation
On June 15, 2022, the South Carolina General Assembly unanimously adopted S. 1077 (Act 227) in both the House and Senate and the bill was signed into law by Governor Henry McMaster on June 17, 2022. The legislation enables the PSCSC to permit the issuance of bonds for the payment of storm costs and the creation of a storm charge for repayment.
Duke Energy Carolinas
Oconee Nuclear Station Subsequent License Renewal
On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal (SLR) application for the Oconee Nuclear Station (ONS) with the U.S. Nuclear Regulatory Commission (NRC) to renew ONS’s operating license for an additional 20 years. The SLR would extend operations of the facility from 60 to 80 years. The current licenses for units 1 and 2 expire in 2033 and the license for unit 3 expires in 2034. By a Federal Register Notice dated July 28, 2021, the NRC provided a 60-day comment period for persons whose interest may be affected by the issuance of a subsequent renewed license for ONS to file a request for a hearing and a petition for leave to intervene. On September 27, 2021, Beyond Nuclear and Sierra Club (Petitioners) filed a Hearing Request and Petition to Intervene (Hearing Request) and a Petition for Waiver. The Hearing Request proposed three contentions purporting to challenge Duke Energy Carolinas’ environmental report (ER). In general, the proposed contentions claimed that the ER did not consider certain information regarding the environmental aspects of severe accidents caused by a hypothetical failure of the Jocassee Dam in South Carolina and, therefore, did not satisfy the National Environmental Policy Act (NEPA) of 1969, as amended, or the NRC’s NEPA-implementing regulations. Duke Energy Carolinas filed its answer to the proposed contentions on October 22, 2021, and the Petitioners filed their reply to Duke Energy Carolinas’ answer on November 5, 2021. On February 11, 2022, the Atomic Safety and Licensing Board (ASLB) issued its decision on the Hearing Request and found that the Petitioners failed to establish that the proposed contentions are litigable. The ASLB also denied the Petitioners' Petition for Waiver and terminated the proceeding.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On February 24, 2022, the NRC issued a decision in the SLR appeal related to the Turkey Point nuclear generating station in Florida and ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. While Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including ONS. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a revised ER providing information on environmental impacts during the SLR period prior to the rulemaking being completed. Duke Energy Carolinas is evaluating the two options to determine which is preferable for ONS. Although the NRC’s decision will delay completion of the SLR proceeding, Duke Energy Carolinas does not believe it changes the probability that the ONS subsequent renewed licenses will ultimately be issued, although Duke Energy Carolinas cannot guarantee the outcome of the license application process.
Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. New depreciation rates were implemented for all of the nuclear facilities during the second quarter of 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these additional relicensing proceedings.
Duke Energy Progress
2022 North Carolina Rate Case
On June 8, 2022, Duke Energy Progress requested initiation of the process necessary to file a performance-based regulation application (PBR Application). The request notified the NCUC that such PBR Application would be targeted for filing no earlier than October 6, 2022.
2022 South Carolina Rate Case
On August 1, 2022, Duke Energy Progress filed a notice with the PSCSC of the company's intent to file a base rate adjustment application no earlier than 30 days from the date of notice.
FERC Return on Equity Complaint
On October 16, 2020, North Carolina Electric Membership Corporation (NCEMC) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA), alleging that the 11% stated return on equity (ROE) component in the demand formula rate in the Power Supply and Coordination Agreement between NCEMC and Duke Energy Progress is unjust and unreasonable. On June 16, 2022, Duke Energy Progress submitted to the FERC an Offer of Settlement and Settlement Agreement (Settlement Agreement) between NCEMC and Duke Energy Progress. The Settlement Agreement provides for an ROE of 10%, effective January 1, 2022, among other contract modifications. On July 5, 2022, NCEMC filed comments in support of the Settlement Agreement. The parties are awaiting FERC approval of the Settlement Agreement. The final disposition of these proceedings is not expected to have a material effect on the results of operations, cash flows or financial position of Duke Energy Progress.
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida has not yet made a filing to increase the ROE, but upon filing, the FPSC must rule on this matter within 60 days of the filing per the terms of the 2021 Settlement. The 2021 Settlement Agreement also provides that Duke Energy Florida will be able to retain the $173 million retail portion of the expected DOE award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida will be able to recognize the $173 million into earnings from 2022 through 2024. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause.

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
Clean Energy Connection
On July 1, 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program. The program consists of 10 new solar generating facilities with combined capacity of approximately 750 MW. The program allows participants to support cost-effective solar development in Florida by paying a subscription fee based on per kilowatt subscriptions and receiving a credit on their bill based on the actual generation associated with their portion of the solar portfolio. The estimated cost of the 10 new solar generation facilities is approximately $1 billion over the next three years, and this investment will be included in base rates offset by the revenue from the subscription fees. The credits will be included for recovery in the fuel cost recovery clause. The FPSC approved the program in January 2021.

FINANCIAL STATEMENTS	REGULATORY MATTERS

On February 24, 2021, the League of United Latin American Citizens (LULAC) filed a notice of appeal of the FPSC’s order approving the Clean Energy Connection to the Supreme Court of Florida. The Supreme Court of Florida heard the oral argument on February 9, 2022. On May 27, 2022, the Supreme Court of Florida issued an order remanding the case back to the FPSC so that the FPSC can amend its order to better address some of the arguments raised by LULAC. The FPSC has not indicated a time frame in which it intends to act on revising its order. The FPSC approval order remains in effect pending the outcome of the appeal. Duke Energy Florida cannot predict the outcome of this matter.
Storm Protection Plan
On April 11, 2022, Duke Energy Florida filed a Storm Protection Plan for approval with the FPSC. The plan, which covers investments for the 2023-2032 time frame, reflects approximately $7 billion of capital investment in transmission and distribution meant to strengthen its infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. The evidentiary hearing began on August 2, 2022. Duke Energy Florida cannot predict the outcome of this matter.
Duke Energy Ohio
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million and an ROE of 10.3%. This is an approximate 3.3% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last electric distribution base rate case in 2017. Duke Energy Ohio is also seeking to adjust the caps on its Distribution Capital Investment Rider (DCI Rider). The Staff of the PUCO (Staff) report was issued on May 19, 2022, recommending an increase in electric distribution base rates of $2 million to $15 million with an ROE range of 8.84% to 9.85%. The procedural schedule was set with supplemental testimony to be filed August 18, 2022, and rebuttal testimony to be filed September 1, 2022. An evidentiary hearing is scheduled to begin on September 19, 2022. Depending on the matters submitted for hearing, a PUCO decision could be issued by the end of 2022. Duke Energy Ohio cannot predict the outcome of this matter.
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
•On June 14, 2021, the PUCO requested each utility to file by July 15, 2021, a proposal to reestablish low-income programs through December 31, 2021. Duke Energy Ohio filed its application on July 14, 2021.
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
Duke Energy Ohio Natural Gas Base Rate Case
Duke Energy Ohio filed with the PUCO a natural gas base rate case application on June 30, 2022, with supporting testimony filed on July 14, 2022, requesting an increase in natural gas base rates of approximately $49 million and an ROE of 10.3%. This is an approximate 5.6% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio is also seeking to adjust the caps on its Capital Expenditure Program Rider (CEP Rider). Duke Energy Ohio cannot predict the outcome of this matter.
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

MGP Cost Recovery
In an order issued in 2013, the PUCO approved Duke Energy Ohio's deferral and recovery of costs related to environmental remediation at two sites (East End and West End) that housed former MGP operations. Duke Energy Ohio made annual applications with the PUCO to recover its incremental remediation costs consistent with the PUCO’s directive in Duke Energy Ohio’s 2012 natural gas base rate case. The Staff issued reports recommending a disallowance of MGP remediation costs incurred that the Staff believes are not eligible for recovery. The Staff interprets the PUCO’s 2013 order granting Duke Energy Ohio recovery of MGP remediation as limiting the recovery to work directly on the East End and West End sites. Duke Energy Ohio filed reply comments objecting to the Staff’s recommendations and explaining, among other things, the obligation Duke Energy Ohio has under Ohio law to remediate all areas impacted by the former MGPs and not just physical property that housed the former plants and equipment. Additionally, the Staff recommended that any discussion pertaining to Duke Energy Ohio's recovery of ongoing MGP costs should be directly tied to or netted against insurance proceeds collected by Duke Energy Ohio. An evidentiary hearing concluded on November 21, 2019. Initial briefs were filed on January 17, 2020, and reply briefs were filed on February 14, 2020.
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
A Stipulation and Recommendation was filed jointly by Duke Energy Ohio, the Staff, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021, which was approved without modification by the PUCO on April 20, 2022. The Stipulation and Recommendation resolved all open issues regarding MGP remediation costs incurred between 2013 and 2019, Duke Energy Ohio’s request for additional deferral authority beyond 2019 and the pending issues related to the Tax Act described below as it related to Duke Energy Ohio’s natural gas operations. As a result of the approval of the Stipulation and Recommendation, Duke Energy Ohio recognized pretax charges of approximately $15 million to Operating revenues, regulated natural gas and $58 million to Operation, maintenance and other and a tax benefit of $72 million to Income Tax (Benefit) Expense in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022. The Stipulation and Recommendation further acknowledged Duke Energy Ohio’s ability to file a request for additional deferral authority in the future related to environmental remediation of any MGP impacts in the Ohio River, if necessary, subject to specific conditions. On June 15, 2022, the PUCO granted the rehearing requests of Interstate Gas Supply, Inc. (IGS) and The Retail Energy Supply Association (RESA), which were filed on May 20, 2022, for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.
Tax Act – Ohio
On December 21, 2018, Duke Energy Ohio filed an application to change its base rate tariffs and establish a new rider to implement the benefits of the Tax Act for natural gas customers. The new rider would flow through to customers the benefit of the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules would be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. An evidentiary hearing occurred on August 7, 2019. The Stipulation and Recommendation filed on August 31, 2021, and approved on April 20, 2022, disclosed in the MGP Cost Recovery matter above, resolves the outstanding issues in this proceeding by providing customers a one-time bill credit for the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, through June 1, 2022, and reducing base rates going forward. Deferred income taxes subject to normalization rules will be refunded consistent with federal law through a new rider. Deferred income taxes not subject to normalization rules were written off. The Commission granted the rehearing requests of IGS and RESA for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.
Midwest Propane Caverns
Duke Energy Ohio used propane stored in caverns to meet peak demand during winter for several decades. Because the Central Corridor Project is complete and placed in service, the propane peaking facilities will no longer be necessary and have been retired. On October 7, 2021, Duke Energy Ohio requested deferral treatment of the property, plant and equipment as well as costs related to propane inventory and decommissioning costs. On January 6, 2022, the Staff issued a report recommending deferral authority for costs related to propane inventory and decommissioning costs, but not for the net book value of the remaining plant assets. As a result of the Staff's report, Duke Energy Ohio recorded a $19 million charge to Impairment of assets and other charges on the Condensed Consolidated Statements of Operations and Comprehensive Income in the fourth quarter of 2021. A Stipulation and Recommendation was filed jointly by Duke Energy Ohio and the Staff on April 27, 2022, recommending, among other things, approval of deferral treatment of a portion of the net book value of the property, plant and equipment prior to the 2021 impairment at the time of the next natural gas base rate case, excluding operations and maintenance savings, decommissioning costs not to exceed $7 million and costs related to propane inventory. The Stipulation and Recommendation states that Duke Energy Ohio will seek recovery of the deferral through its next natural gas base rate case proceeding with a proposed amortization period of at least 10 years and include an independent engineering study analyzing the necessity and prudency of the incremental investments made at the facilities since March 31, 2012. Duke Energy Ohio will not seek a return on the deferred amounts. Duke Energy Ohio cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Indiana
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the Utility Receipts Tax. Hearings concluded on February 7, 2020. On June 29, 2020, the IURC issued an order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order approved Duke Energy Indiana’s requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The IURC reduced Duke Energy Indiana’s request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction was due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% was due to the approved ROE of 9.7% versus the requested ROE of 10.4% and approximately 20% was related to miscellaneous earnings neutral adjustments. Step one rates were estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates estimated to be the remaining 25% of the total rate increase were approved on July 28, 2021, and implemented in August 2021.
Several groups appealed the IURC order to the Indiana Court of Appeals. Appellate briefs were filed on October 14, 2020, focusing on three issues: wholesale sales allocations, coal ash basin cost recovery and the Edwardsport IGCC operating and maintenance expense level approved. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. The Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group filed a joint petition to transfer the rate case appeal to the Indiana Supreme Court on June 28, 2021. The Indiana Supreme Court issued its opinion on March 10, 2022, finding that the IURC erred in allowing Duke Energy Indiana to recover coal ash costs incurred before the IURC’s rate case order in June 2020. The Indiana Supreme Court found that allowing Duke Energy Indiana to recover coal ash costs incurred between rate cases that exceeded the amount built into base rates violated the prohibition against retroactive ratemaking. The IURC’s order has been remanded to the IURC for additional proceedings consistent with the Indiana Supreme Court’s opinion. As a result of the court's opinion, Duke Energy Indiana recognized pretax charges of approximately $211 million to Impairment of assets and other charges and $46 million to Operating revenues in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022. Duke Energy Indiana filed a request for rehearing with the Supreme Court on April 11, 2022, which the court denied on May 26, 2022. Duke Energy Indiana expects to file its testimony in the remand proceeding on August 18, 2022. Duke Energy Indiana cannot predict the outcome of this matter.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020. Briefing was completed by mid-September 2021. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC filed a notice of appeal to the Indiana Court of Appeals on December 3, 2021. The OUCC also argued in Duke Energy Indiana’s Environmental Compliance Rider proceeding, which was filed on March 31, 2022, that coal ash related expenditures incurred prior to the subdocket order date should be disallowed and likely intends to make similar arguments in its appeal of this subdocket. Duke Energy Indiana cannot predict the outcome of this matter.
TDSIC 2.0
On November 23, 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve reliability to our customers, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In addition, the IURC set up a subdocket to consider the targeted economic development project, which the IURC approved on March 2, 2022. On July 15, 2022, the OUCC filed a notice of appeal in Duke Energy Indiana’s TDSIC 2.0 proceeding. Other parties are currently intervening in the appeal and briefing schedule has not yet been set. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
2022 South Carolina Rate Case
On April 1, 2022, Piedmont filed an application with the PSCSC for a rate increase for retail customers of approximately $7 million, which represents an approximate 3.4% increase in retail revenues. The rate increase is driven by customer growth and infrastructure upgrade investments (plant additions) since Piedmont’s last proceeding in 2021 under South Carolina’s Rate Stabilization Act. In addition, Piedmont agreed with the South Carolina Office of Regulatory Staff in 2019 to file a general rate case no later than April 1, 2022, to conduct a more comprehensive review of rates including the allocation of costs to residential, commercial and industrial customers. In addition to the South Carolina Office of Regulatory Staff, the South Carolina Department of Consumer Affairs and the South Carolina Energy Users Committee intervened in the case and filed testimony on July 12, 2022, each recommending downward adjustments relating to several issues, including return on equity, capital structure, depreciation and employee compensation. Piedmont filed rebuttal testimony on July 26, 2022. The PSCSC has scheduled an evidentiary hearing for the week of August 15, 2022. Piedmont cannot predict the outcome of this matter.

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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2022, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Unit 1(a)	167	$12
Allen Steam Station Unit 5(b)	259	265
Cliffside Unit 5(b)	546	362
Duke Energy Progress
Mayo Unit 1(b)	713	634
Roxboro Units 3-4(b)	1,409	443
Duke Energy Florida
Crystal River Units 4-5(c)	1,442	1,615
Duke Energy Indiana
Gibson Units 1-5(d)	2,845	2,058
Cayuga Units 1-2(d)	1,005	660
Total Duke Energy	8,386	$6,049
(a)As part of the 2015 resolution of a lawsuit involving alleged New Source Review violations, Duke Energy Carolinas must retire Allen Steam Station Unit 1 by December 31, 2024. The long-term energy options considered in the IRP could result in retirement of this unit earlier than its current estimated useful life.
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

(in millions)	June 30, 2022	December 31, 2021
Reserves for Environmental Remediation
Duke Energy	$90	$88
Duke Energy Carolinas	24	19
Progress Energy	23	23
Duke Energy Progress	12	11
Duke Energy Florida	10	11
Duke Energy Ohio	33	34
Duke Energy Indiana	3	4
Piedmont	7	9
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
Duke Energy
Michael Johnson et al. v. Duke Energy Corporation et al.
On September 23, 2020, plaintiff Michael Johnson, a former Duke Energy employee and participant in the Duke Energy Retirement Savings Plan (Plan) brought suit on his own behalf and on behalf of other participants and beneficiaries similarly situated against Duke Energy Corporation, the Duke Energy Benefits Committee, and other unnamed individual defendants. The complaint, which was subsequently amended to add a current participant as a plaintiff on November 23, 2020, alleges that the defendants breached their fiduciary duties with respect to certain fees associated with the Plan in violation of the Employee Retirement Income Security Act of 1974 and seeks certification of a class of all individuals who were participants or beneficiaries of the Plan at any time on or after September 23, 2014. The defendants filed a motion to dismiss the plaintiffs’ amended complaint on December 18, 2020. On January 31, 2022, the court denied the defendants' motion to dismiss. On February 28, 2022, Duke Energy responded to the amended complaint. Discovery commenced and the parties exchanged preliminary disclosures. After review of these disclosures, the plaintiff agreed to voluntarily dismiss its suit and the parties subsequently filed a joint stipulation of voluntary dismissal with prejudice on April 29, 2022, ending this litigation.
Texas Storm Uri Tort Litigation
Several Duke Energy renewables project companies, located in the ERCOT market, were named in lawsuits arising out of Texas Storm Uri in mid-February 2021. Duke Energy Corporation, which had originally been named in several suits, was dismissed from the lawsuits. The lawsuits against the Duke Energy renewables project companies seek recovery for property damages, personal injury and for wrongful death allegedly caused by the power outages, which the plaintiffs claim was the result of collective failures of generators, transmission and distribution operators, retail energy providers and others, including ERCOT. The cases have been consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery and pre-litigation purposes. Five MDL cases have been designated for motions to dismiss while all other cases are stayed. Duke Energy renewables projects are named as defendants in three of these five cases. Plaintiffs in these five cases have filed amended petitions, which are subject to renewed omnibus motions to dismiss. The parties' briefing on omnibus motions to dismiss should be completed by September 2022 and will focus on lack of duty, tariff defenses and sovereign immunity. Decisions on these motions will be applicable to all of the stayed cases. Duke Energy cannot predict the outcomes of these matters.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

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
On August 17, 2020, the court denied both NTE’s and Duke Energy Carolinas’ motions to dismiss. In October 2021, NTE filed a Second Amended Counterclaim and Complaint, and in January 2022, NTE filed a Third Amended Counterclaim and Complaint. Duke Energy Carolinas has responded to these pleadings. On December 6, 2021, Duke Energy Carolinas filed an Amended Complaint. Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior that violated various federal and state antitrust and deceptive trade practices statutes. The remaining claims in the litigation are Duke Energy Carolinas' original claims against NTE and NTE's claims for declaratory judgment and breach of contract. Trial on these remaining claims is scheduled to begin on October 11, 2022. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $488 million at June 30, 2022, and $501 million at December 31, 2021. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2041 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2041 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $644 million at June 30, 2022, and $644 million at December 31, 2021. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $12 million for Duke Energy and Duke Energy Carolinas as of June 30, 2022, and December 31, 2021. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
On May 2, 2022, the DOE and Duke Energy Florida executed a settlement agreement, pursuant to which Duke Energy Florida will receive damages for costs incurred between 2014 and 2018, and will be able to submit costs incurred in 2019 and 2020 pursuant to an audit process. In June 2022, Duke Energy Florida received $180 million in proceeds that related to damages incurred in 2014 through 2018.

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
On January 11, 2022, Duke Energy Indiana received a compliance obligation letter from the Environmental Protection Agency (EPA) notifying the company that the two basins at issue in the litigation are subject to requirements of the CCR Rule. The letter does not provide a deadline for compliance. Duke Energy Indiana is evaluating the EPA letter, its potential impacts on the litigation and the extent to which this letter could apply to CCR surface impoundments at its other Indiana sites.
Following the January 11, 2022 EPA notice of compliance letter, the parties filed a joint motion to stay the litigation for 45 days, which was approved by the court. As a result, the oral argument scheduled for February 1, 2022, was postponed. Duke Energy Indiana and HEC engaged in settlement discussions, but the parties were unable to reach resolution. On April 21, 2022, HEC filed a Motion to Lift Stay and Motion for Judicial Notice. HEC also requested that the court hold a hearing within 45 days and also take judicial notice of the EPA's January 11, 2022 letter. On April 22, 2022, Duke Energy Indiana sent IDEM a letter withdrawing the closure plans for the Gallagher North Ash Pond and Primary Pond Ash Fill. After acknowledgment by IDEM of withdrawal of these closure plans, Duke Energy Indiana filed a Motion to Dismiss the litigation as moot on April 28, 2022, which IDEM supported, and the court granted the Motion to Dismiss on July 8, 2022.
Coal Ash Insurance Coverage Litigation
In June 2022, Duke Energy Indiana filed a civil action in Indiana Superior Court against various insurance companies seeking declaratory relief with respect to insurance coverage for coal combustion residuals-related expenses and liabilities covered by third-party liability insurance policies. The insurance policies cover the 1969-1972 and 1984-1985 periods and provide third-party liability insurance for claims and suits alleging property damage, bodily injury and personal injury (or a combination thereof). Duke Energy Indiana cannot predict the outcome of this matter.
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

5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2022
				Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Piedmont
Unsecured Debt
May 2022(a)	May 2052	5.050%	$400	$—	$—	$—	$400
June 2022(b)	June 2028	4.750%	645	645	—	—	—
June 2022(b)	June 2034	5.306%	537	537	—	—	—
First Mortgage Bonds
March 2022(c)	March 2032	2.850%	500	—	500	—	—
March 2022(c)	March 2052	3.550%	650	—	650	—	—
March 2022(c)	April 2032	3.400%	500	—	—	500	—
March 2022(c)	April 2052	4.000%	400	—	—	400	—
Tax-exempt Bonds
June 2022(d)	September 2030	4.000%	168	168	—	—	—
June 2022(d)	November 2039	4.250%	234	234	—	—	—
Total issuances			$4,034	$1,584	$1,150	$900	$400
(a)Proceeds will be used to pay down a portion of outstanding intercompany short-term debt and for general corporate purposes
(b)Duke Energy (Parent) issued 600 million euros aggregate principal amount of 3.10% senior notes due June 2028 and 500 million euros aggregate principal amount of 3.85% senior notes due June 2034. Proceeds will be used to repay a $500 million debt maturity, pay down short-term debt and for general corporate purposes. Duke Energy's obligations under its euro-denominated fixed-rate notes were effectively converted to fixed-rate U.S. dollars at issuance through cross-currency swaps, mitigating foreign currency exchange risk associated with the interest and principal payments. See Note 8 for additional information.
(c)Proceeds will be used to finance or refinance, in whole or in part, existing or new eligible projects under the sustainable financing framework.
(d)Proceeds were used to refund the Ohio Air Quality Development Revenue Refunding bonds, previously held in treasury, which were used to finance or refinance portions of certain solid waste disposal facilities. The mandatory purchase date of these bonds is June 1, 2027.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	June 30, 2022
Unsecured Debt(a)
Duke Energy (Parent)	August 2022	2.400%	500
Duke Energy (Parent)	April 2023	2.875%	350
Duke Energy (Parent)(b)	June 2023	1.938%	500
First Mortgage Bonds
Duke Energy Carolinas	March 2023	2.500%	500
Duke Energy Carolinas	March 2023	3.050%	500
Other(c)			821
Current maturities of long-term debt			$3,171
(a)In May 2022, Duke Energy (Parent) early retired $500 million of unsecured debt with an original maturity date of August 2022.
(b)Debt has a floating interest rate.
(c)Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	June 30, 2022
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$3,150	$1,225	$1,200	$1,100	$775	$750	$800
Reduction to backstop issuances
Commercial paper(b)	(3,516)	(1,853)	(326)	(150)	(458)	(299)	(400)	(30)
Outstanding letters of credit	(38)	(25)	(4)	(2)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,365	$1,272	$895	$1,048	$635	$476	$269	$770
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
6. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2022, and December 31, 2021.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2022, and December 31, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$191	$243	$397	$446
Indemnification coverages(b)	7	6	14	12
Joint Dispatch Agreement (JDA) revenue(c)	12	13	38	26
JDA expense(c)	173	25	267	65
Intercompany natural gas purchases(d)	5	15	9	29
Progress Energy
Corporate governance and shared service expenses(a)	$184	$233	$380	$414
Indemnification coverages(b)	11	11	22	21
JDA revenue(c)	173	25	267	65
JDA expense(c)	12	13	38	26
Intercompany natural gas purchases(d)	19	18	38	37
Duke Energy Progress
Corporate governance and shared service expenses(a)	$108	$141	$227	$246
Indemnification coverages(b)	5	5	10	10
JDA revenue(c)	173	25	267	65
JDA expense(c)	12	13	38	26
Intercompany natural gas purchases(d)	19	18	38	37
Duke Energy Florida
Corporate governance and shared service expenses(a)	$76	$92	$153	$168
Indemnification coverages(b)	6	6	12	11
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$82	$79	$164	$158
Indemnification coverages(b)	1	1	2	2
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$91	$93	$215	$206
Indemnification coverages(b)	2	2	4	4
Piedmont
Corporate governance and shared service expenses(a)	$37	$36	$72	$69
Indemnification coverages(b)	2	1	3	2
Intercompany natural gas sales(d)	24	33	47	66
Natural gas storage and transportation costs(e)	5	5	11	11
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2022
Intercompany income tax receivable	$17	$—	$—	$—	$2	$—	$19
Intercompany income tax payable	—	22	29	54	—	17	—

December 31, 2021
Intercompany income tax receivable	$—	$—	$—	$40	$19	$—	$—
Intercompany income tax payable	62	—	84	—	—	10	27
8. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity, interest rate and foreign currency contracts to manage commodity price risk, interest rate risk and foreign currency exchange rate risk. The primary use of commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Piedmont enters into natural gas supply contracts to provide diversification, reliability and natural gas cost benefits to its customers. Interest rate derivatives are used to manage interest rate risk associated with borrowings. Foreign currency derivatives are used to manage risk related to foreign currency exchange rates on certain issuances of debt.
All derivative instruments not identified as NPNS are recorded at fair value as assets or liabilities on the Condensed Consolidated Balance Sheets. Cash collateral related to derivative instruments executed under master netting arrangements is offset against the collateralized derivatives on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Condensed Consolidated Statements of Cash Flows consistent with the classification of the hedged transaction.
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2022, and 2021, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables segment and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2022
		Duke	Duke	Duke
	Duke	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Indiana	Ohio
Cash flow hedges	$2,877	$—	$—	$—
Undesignated contracts	577	250	300	27
Total notional amount(a)	$3,454	$250	$300	$27

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Indiana	Ohio
Cash flow hedges	$2,415	$—	$—	$—	$—	$—
Undesignated contracts	1,177	350	500	500	300	27
Total notional amount(a)	$3,592	$350	$500	$500	$300	$27
(a)Duke Energy includes amounts related to consolidated VIEs of $627 million and $665 million in cash flow hedges as of June 30, 2022, and December 31, 2021, respectively.
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2022, and 2021, were not material. Duke Energy’s commodity derivatives designated as hedges include long-term electricity sales in the Commercial Renewables segment.
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
Duke Energy’s undesignated contracts include long-term electricity sales in the Commercial Renewables segment.
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

	June 30, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	39,032	—	—	—	4,002	24,241	—
Natural gas (millions of dekatherms)	873	283	259	259	—	13	318

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	22,344	—	—	—	1,681	10,688	—
Natural gas (millions of dekatherms)	823	264	215	215	—	8	336
(a)Duke Energy includes 4,477 GWh and 9,975 GWh related to cash flow hedges as of June 30, 2022, and December 31, 2021, respectively.
FOREIGN CURRENCY RISK
Duke Energy may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates, such as that arising from the issuance of debt denominated in a currency other than U.S. dollars.
Fair Value Hedges
Derivatives related to existing fixed rate securities are accounted for as fair value hedges, where the derivatives’ fair value gains or losses and hedged items’ fair value gains or losses are both recorded directly to earnings on the same income statement line item, including foreign currency gains or losses arising from changes in the U.S. currency exchange rates. Duke Energy has elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of its foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of OCI.
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk. There were no fair value hedges in 2021.

	June 30, 2022
			Receive				Fair Value
	Pay Notional		Notional		Receive	Hedge	Gain (Loss)(a)
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	(in millions)
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(16)
	537	5.31%	500	euros	3.85%	June 2034	(13)
Total notional amount	$1,182		1,100	euros			$(29)
(a)    Amounts are recorded in Other Income and expenses, net on the Condensed Consolidated Statement of Operations, which offsets an equal translation adjustment of the foreign denominated debt. See the Condensed Consolidated Statements of Comprehensive Income for amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded.

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

Derivative Assets	June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$571	$268	$203	$203	$—	$5	$86	$—
Noncurrent	350	186	165	165	—	—	—	—
Total Derivative Assets – Commodity Contracts	$921	$454	$368	$368	$—	$5	$86	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$242	$—	$—	$—	$—	$—	$—	$—
Noncurrent	88	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	55	—	—	—	—	—	55	—
Noncurrent	30	30	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$415	$30	$—	$—	$—	$—	$55	$—
Total Derivative Assets	$1,336	$484	$368	$368	$—	$5	$141	$—

Derivative Liabilities	June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$35	$—	$—	$—	$—	$—	$—	—
Noncurrent	114	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	135	32	33	1	33	—	21	25
Noncurrent	259	9	10	10	—	—	—	168
Total Derivative Liabilities – Commodity Contracts	$543	$41	$43	$11	$33	$—	$21	$193
Interest Rate Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$—	$—	$—
Noncurrent	2	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	1	—	—	—	—	1	—	—
Noncurrent	2	—	—	—	—	2	—	—
Total Derivative Liabilities – Interest Rate Contracts	$6	$—	$—	$—	$—	$3	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$18	$—	$—	$—	$—	$—	$—	$—
Noncurrent	26	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$44	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$593	$41	$43	$11	$33	$3	$21	$193

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$199	$99	$72	$72	$—	$2	$23	$3
Noncurrent	113	63	50	50	—	—	—	—
Total Derivative Assets – Commodity Contracts	$312	$162	$122	$122	$—	$2	$23	$3
Interest Rate Contracts
Designated as Hedging Instruments
Current	$3	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	2	—	2	2	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$8	$—	$2	$2	$—	$—	$—	$—
Total Derivative Assets	$320	$162	$124	$124	$—	$2	$23	$3

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$27	$—	$—	$—	$—	$—	$—	$—
Noncurrent	117	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	72	18	19	5	14	—	13	21
Noncurrent	132	9	5	5	—	—	—	118
Total Derivative Liabilities – Commodity Contracts	$348	$27	$24	$10	$14	$—	$13	$139
Interest Rate Contracts
Designated as Hedging Instruments
Current	$75	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	10	8	—	—	—	1	—	—
Noncurrent	18	—	—	—	—	4	14	—
Total Derivative Liabilities – Interest Rate Contracts	$124	$8	$—	$—	$—	$5	$14	$—
Total Derivative Liabilities	$472	$35	$24	$10	$14	$5	$27	$139

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

OFFSETTING ASSETS AND LIABILITIES
The following tables present the line items on the Condensed Consolidated Balance Sheets where derivatives are reported. Substantially all of Duke Energy's outstanding derivative contracts are subject to enforceable master netting arrangements. The gross amounts offset in the tables below show the effect of these netting arrangements on financial position, and include cash collateral posted to offset the net position. The amounts shown are calculated by counterparty. Accounts receivable or accounts payable and letters of credit may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

Derivative Assets	June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$868	$268	$203	$203	$—	$5	$141	$—
Gross amounts offset	(331)	(193)	(137)	(137)	—	—	—	—
Net amounts presented in Current Assets: Other	$537	$75	$66	$66	$—	$5	$141	$—
Noncurrent
Gross amounts recognized	$468	$216	$165	$165	$—	$—	$—	$—
Gross amounts offset	(242)	(125)	(117)	(117)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$226	$91	$48	$48	$—	$—	$—	$—

Derivative Liabilities	June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$190	$32	$33	$1	$33	$1	$21	$25
Gross amounts offset	(19)	(1)	(1)	(1)	—	—	(17)	—
Net amounts presented in Current Liabilities: Other	$171	$31	$32	$—	$33	$1	$4	$25
Noncurrent
Gross amounts recognized	$403	$9	$10	$10	$—	$2	$—	$168
Gross amounts offset	(19)	(9)	(10)	(10)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$384	$—	$—	$—	$—	$2	$—	$168

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$204	$99	$74	$74	$—	$2	$23	$3
Gross amounts offset	(25)	(16)	(9)	(9)	—	—	—	—
Net amounts presented in Current Assets: Other	$179	$83	$65	$65	$—	$2	$23	$3
Noncurrent
Gross amounts recognized	$116	$63	$50	$50	$—	$—	$—	$—
Gross amounts offset	(23)	(15)	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$93	$48	$42	$42	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$184	$26	$19	$5	$14	$1	$13	$21
Gross amounts offset	(11)	(6)	(5)	(5)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$173	$20	$14	$—	$14	$1	$13	$21
Noncurrent
Gross amounts recognized	$288	$9	$5	$5	$—	$4	$14	$118
Gross amounts offset	(12)	(8)	(5)	(5)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$276	$1	$—	$—	$—	$4	$14	$118
9. INVESTMENTS IN DEBT AND EQUITY SECURITIES
Duke Energy’s investments in debt and equity securities are primarily comprised of investments held in (i) the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) the grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans and (iii) Bison. The Duke Energy Registrants classify investments in debt securities as Available for Sale (AFS) and investments in equity securities as fair value through net income (FV-NI).
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
Investment Trusts
The investments within the Investment Trusts are managed by independent investment managers with discretion to buy, sell and invest pursuant to the guidelines set forth by the investment manager agreements and trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt securities within the Investment Trusts are recognized immediately and deferred to regulatory accounts where appropriate.
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2022, and December 31, 2021.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$134	$—	$—	$160
Equity securities	3,500	141	5,751	4,905	43	7,350
Corporate debt securities	—	81	728	39	6	829
Municipal bonds	—	32	334	14	1	314
U.S. government bonds	2	89	1,462	31	12	1,568
Other debt securities	—	14	170	3	1	180
Total NDTF Investments	$3,502	$357	$8,579	$4,992	$63	$10,401
Other Investments
Cash and cash equivalents	$—	$—	$51	$—	$—	$36
Equity securities	20	17	124	36	—	156
Corporate debt securities	—	13	108	2	1	119
Municipal bonds	—	3	82	3	1	80
U.S. government bonds	—	5	49	—	—	56
Other debt securities	—	2	35	—	1	45
Total Other Investments	$20	$40	$449	$41	$3	$492
Total Investments	$3,522	$397	$9,028	$5,033	$66	$10,893
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2022, and 2021, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
FV-NI:
Realized gains	$34	$146	$145	$286
Realized losses	101	37	186	60
AFS:
Realized gains	11	16	15	34
Realized losses	42	18	65	31
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$58	$—	$—	$53
Equity securities	2,058	69	3,327	2,887	19	4,265
Corporate debt securities	—	63	470	24	4	506
Municipal bonds	—	9	63	2	—	48
U.S. government bonds	1	37	645	16	3	712
Other debt securities	—	13	165	3	1	175
Total NDTF Investments	$2,059	$191	$4,728	$2,932	$27	$5,759

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2022, and 2021, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
FV-NI:
Realized gains	$18	$90	$93	$218
Realized losses	55	23	104	39
AFS:
Realized gains	9	12	12	25
Realized losses	21	13	37	22
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$76	$—	$—	$107
Equity securities	1,442	72	2,424	2,018	24	3,085
Corporate debt securities	—	18	258	15	2	323
Municipal bonds	—	23	271	12	1	266
U.S. government bonds	1	52	817	15	9	856
Other debt securities	—	1	5	—	—	5
Total NDTF Investments	$1,443	$166	$3,851	$2,060	$36	$4,642
Other Investments
Cash and cash equivalents	$—	$—	$15	$—	$—	$20
Municipal bonds	—	—	25	2	—	26
Total Other Investments	$—	$—	$40	$2	$—	$46
Total Investments	$1,443	$166	$3,891	$2,062	$36	$4,688
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2022, and 2021, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
FV-NI:
Realized gains	$16	$56	$52	$68
Realized losses	46	14	82	21
AFS:
Realized gains	2	3	3	7
Realized losses	17	3	23	6

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$46	$—	$—	$94
Equity securities	1,363	72	2,333	1,915	23	2,970
Corporate debt securities	—	17	241	15	2	282
Municipal bonds	—	23	271	12	1	266
U.S. government bonds	1	31	477	15	3	472
Other debt securities	—	1	5	—	—	5
Total NDTF Investments	$1,364	$144	$3,373	$1,957	$29	$4,089
Other Investments
Cash and cash equivalents	$—	$—	$12	$—	$—	$16
Total Other Investments	$—	$—	$12	$—	$—	$16
Total Investments	$1,364	$144	$3,385	$1,957	$29	$4,105
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2022, and 2021, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
FV-NI:
Realized gains	$15	$55	$51	$67
Realized losses	45	13	80	20
AFS:
Realized gains	2	3	3	7
Realized losses	15	3	20	6
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$30	$—	$—	$13
Equity securities	79	—	91	103	1	115
Corporate debt securities	—	1	17	—	—	41
U.S. government bonds	—	21	340	—	6	384
Total NDTF Investments(a)	$79	$22	$478	$103	$7	$553
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$3
Municipal bonds	—	—	25	2	—	26
Total Other Investments	$—	$—	$26	$2	$—	$29
Total Investments	$79	$22	$504	$105	$7	$582
(a)During the six months ended June 30, 2022, and the year ended December 31, 2021, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2022, and 2021, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	June 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$2	$17	$77	$6	$—	$97
Corporate debt securities	—	—	8	—	—	6
Municipal bonds	—	3	48	1	1	46
U.S. government bonds	—	—	5	—	—	12
Total Investments	$2	$20	$138	$7	$1	$161
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2022, and 2021, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	June 30, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$137	$7	$118	$24	$94	$9
Due after one through five years	930	350	501	266	235	23
Due after five through 10 years	484	209	204	189	15	6
Due after 10 years	1,417	777	553	515	38	23
Total	$2,968	$1,343	$1,376	$994	$382	$61
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
Foreign currency derivatives
Most over-the-counter foreign currency derivatives are valued using financial models that utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward foreign currency rate curves, notional amounts, rates and credit quality of the counterparties.
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

	June 30, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$134	$134	$—	$—	$—
NDTF equity securities	5,751	5,704	—	—	47
NDTF debt securities	2,694	849	1,845	—	—
Other equity securities	124	124	—	—	—
Other debt securities	274	44	230	—	—
Other cash and cash equivalents	51	51	—	—	—
Derivative assets	1,336	2	1,245	89	—
Total assets	10,364	6,908	3,320	89	47
Derivative liabilities	(593)	(21)	(327)	(245)	—
Net assets (liabilities)	$9,771	$6,887	$2,993	$(156)	$47

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$160	$160	$—	$—	$—
NDTF equity securities	7,350	7,300	—	—	50
NDTF debt securities	2,891	967	1,924	—	—
Other equity securities	156	156	—	—	—
Other debt securities	300	45	255	—	—
Other cash and cash equivalents	36	36	—	—	—
Derivative assets	320	3	293	24	—
Total assets	11,213	8,667	2,472	24	50
Derivative liabilities	(472)	(13)	(314)	(145)	—
Net assets (liabilities)	$10,741	$8,654	$2,158	$(121)	$50

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$(199)	$(126)	$(121)	$(77)
Total pretax realized or unrealized losses included in comprehensive income	(42)	(31)	(110)	(75)
Purchases, sales, issuances and settlements:
Purchases	77	21	77	21
Settlements	21	(1)	18	(8)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(13)	6	(20)	8
Balance at end of period	$(156)	$(131)	$(156)	$(131)
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$58	$58	$—	$—
NDTF equity securities	3,327	3,280	—	47
NDTF debt securities	1,343	304	1,039	—
Derivative assets	484	—	484	—
Total assets	5,212	3,642	1,523	47
Derivative liabilities	(41)	—	(41)	—
Net assets	$5,171	$3,642	$1,482	$47

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$53	$53	$—	$—
NDTF equity securities	4,265	4,215	—	50
NDTF debt securities	1,441	339	1,102	—
Derivative assets	162	—	162	—
Total assets	5,921	4,607	1,264	50
Derivative liabilities	(35)	—	(35)	—
Net assets	$5,886	$4,607	$1,229	$50
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$76	$76	$—	$107	$107	$—
NDTF equity securities	2,424	2,424	—	3,085	3,085	—
NDTF debt securities	1,351	545	806	1,450	628	822
Other debt securities	25	—	25	26	—	26
Other cash and cash equivalents	15	15	—	20	20	—
Derivative assets	368	—	368	124	—	124
Total assets	4,259	3,060	1,199	4,812	3,840	972
Derivative liabilities	(43)	—	(43)	(24)	—	(24)
Net assets	$4,216	$3,060	$1,156	$4,788	$3,840	$948

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$46	$46	$—	$94	$94	$—
NDTF equity securities	2,333	2,333	—	2,970	2,970	—
NDTF debt securities	994	253	741	1,025	289	736
Other cash and cash equivalents	12	12	—	16	16	—
Derivative assets	368	—	368	124	—	124
Total assets	3,753	2,644	1,109	4,229	3,369	860
Derivative liabilities	(11)	—	(11)	(10)	—	(10)
Net assets	$3,742	$2,644	$1,098	$4,219	$3,369	$850
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$30	$30	$—	$13	$13	$—
NDTF equity securities	91	91	—	115	115	—
NDTF debt securities	357	292	65	425	339	86
Other debt securities	25	—	25	26	—	26
Other cash and cash equivalents	1	1	—	3	3	—
Total assets	504	414	90	582	470	112
Derivative liabilities	(33)	—	(33)	(14)	—	(14)
Net assets	$471	$414	$57	$568	$470	$98
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at June 30, 2022, and December 31, 2021.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2022				December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$77	$77	$—	$—	$97	$97	$—	$—
Other debt securities	61	—	61	—	64	—	64	—
Derivative assets	141	2	55	84	23	1	—	22
Total assets	279	79	116	84	184	98	64	22
Derivative liabilities	(21)	(21)	—	—	(27)	(13)	(14)	—
Net assets	$258	$58	$116	$84	$157	$85	$50	$22

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$10	$2	$22	$6
Purchases, sales, issuances and settlements:
Purchases	74	18	74	18
Settlements	16	(3)	10	(9)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(16)	5	(22)	7
Balance at end of period	$84	$22	$84	$22
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$—	$—	$—	$3	$3	$—
Derivative liabilities	(193)	—	(193)	(139)	—	(139)
Net (liabilities) assets	$(193)	$—	$(193)	$(136)	$3	$(139)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2022
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(245)	RTO forward pricing	Forward electricity curves – price per MWh	$23.35	-	$243.21	$53.28
Duke Energy Ohio
FTRs	5	RTO auction pricing	FTR price – per MWh	(0.29)	-	2.30	0.89
Duke Energy Indiana
FTRs	84	RTO auction pricing	FTR price – per MWh	(0.61)	-	24.34	3.69
Duke Energy
Total Level 3 derivatives	$(156)

	December 31, 2021
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(145)	RTO forward pricing	Forward electricity curves – price per MWh	$19.04	-	$139.11	$37.57
Duke Energy Ohio
FTRs	2	RTO auction pricing	FTR price – per MWh	0.06	-	1.79	0.96
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(1.18)	-	13.11	2.68
Duke Energy
Total Level 3 derivatives	$(121)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	June 30, 2022		December 31, 2021
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$66,318	$61,451	$63,835	$69,683
Duke Energy Carolinas	14,162	13,501	13,275	15,101
Progress Energy	20,751	19,830	20,823	23,751
Duke Energy Progress	10,662	9,829	10,249	11,252
Duke Energy Florida	8,447	8,150	8,482	9,772
Duke Energy Ohio	3,243	3,071	3,193	3,570
Duke Energy Indiana	4,337	4,168	4,323	5,067
Piedmont	3,363	3,086	2,968	3,278
(a)Book value of long-term debt includes $1.21 billion and $1.25 billion at June 30, 2022, and December 31, 2021, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both June 30, 2022, and December 31, 2021, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
11. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2022, and the year ended December 31, 2021, or is expected to be provided in the future that was not previously contractually required.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2025	January 2025	April 2025	April 2023
Credit facility amount	$350	$500	$400	$250
Amounts borrowed at June 30, 2022	350	498	400	250
Amounts borrowed at December 31, 2021	350	475	350	250
Restricted Receivables at June 30, 2022	776	893	705	640
Restricted Receivables at December 31, 2021	587	844	574	427
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2022	December 31, 2021
Receivables of VIEs	$7	$5
Regulatory Assets: Current	54	54
Current Assets: Other	33	39
Other Noncurrent Assets: Regulatory assets	859	883
Current Liabilities: Other	9	9
Current maturities of long-term debt	56	56
Long-Term Debt	916	946
Storm Recovery Bonds – Duke Energy Carolinas NC Storm Funding and Duke Energy Progress NC Storm Funding
Duke Energy Carolinas NC Storm Funding, LLC (DECNCSF) and Duke Energy Progress NC Storm Funding, LLC (DEPNCSF) are bankruptcy remote, wholly owned special purpose subsidiaries of Duke Energy Carolinas and Duke Energy Progress, respectively. These entities were formed in 2021 for the sole purpose of issuing storm recovery bonds to finance certain of Duke Energy Carolinas’ and Duke Energy Progress’ unrecovered regulatory assets related to storm costs.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	June 30, 2022		December 31, 2021
	Duke Energy	Duke Energy	Duke Energy	Duke Energy
(in millions)	Carolinas	Progress	Carolinas	Progress
Regulatory Assets: Current	$12	$39	$12	$39
Current Assets: Other	8	26	—	—
Other Noncurrent Assets: Regulatory assets	214	701	220	720
Other Noncurrent Assets: Other	1	4	1	4
Current Liabilities: Other	3	10	1	2
Current maturities of long-term debt	10	32	5	15
Long-Term Debt	224	731	228	747
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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	June 30, 2022	December 31, 2021
Current Assets: Other	$215	$215
Property, Plant and Equipment: Cost	7,552	7,339
Accumulated depreciation and amortization	(1,646)	(1,474)
Other Noncurrent Assets: Other	75	62
Current maturities of long-term debt	285	167
Long-Term Debt	1,255	1,475
Other Noncurrent Liabilities: AROs	176	173
Other Noncurrent Liabilities: Other	213	319
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	June 30, 2022
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$131	$222
Investments in equity method unconsolidated affiliates	29	507	536	—	—
Deferred tax asset	62	—	62	—	—
Total assets	$91	$507	$598	$131	$222
Other current liabilities	53	4	57	—	—
Other noncurrent liabilities	51	3	54	—	—
Total liabilities	$104	$7	$111	$—	$—
Net (liabilities) assets	$(13)	$500	$487	$131	$222

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

	December 31, 2021
	Duke Energy			Duke	Duke
	Pipeline	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$79	$97
Investments in equity method unconsolidated affiliates	15	508	523	—	—
Other noncurrent assets	61	—	61	—	—
Total assets	$76	$508	$584	$79	$97
Other current liabilities	47	4	51	—	—
Other noncurrent liabilities	54	3	57	—	—
Total liabilities	$101	$7	$108	$—	$—
Net (liabilities) assets	$(25)	$501	$476	$79	$97
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for certain renewable energy project entities guarantees for debt services and operations and maintenance, as discussed below.
Natural Gas Investments
Duke Energy has investments in various joint ventures to construct and operate pipeline and renewable natural gas projects. These entities are considered VIEs due to having insufficient equity to finance their own activities without subordinated financial support. Duke Energy does not have the power to direct the activities that most significantly impact the economic performance, the obligation to absorb losses or the right to receive benefits of these VIEs and therefore does not consolidate these entities.
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
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Receivables sold	$313	$269	$466	$328
Less: Retained interests	131	79	222	97
Net receivables sold	$182	$190	$244	$231

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Sales
Receivables sold	$1,247	$1,004	$1,617	$1,382
Loss recognized on sale	7	5	8	6
Cash flows
Cash proceeds from receivables sold	$1,188	$1,029	$1,484	$1,401
Collection fees received	1	—	1	—
Return received on retained interests	3	2	4	3
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

	Remaining Performance Obligations
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Progress Energy	$54	$53	$45	$7	$7	$43	$209
Duke Energy Progress	4	8	8	—	—	—	20
Duke Energy Florida	50	45	37	7	7	43	189
Duke Energy Indiana	2	11	16	17	15	12	73
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

	Remaining Performance Obligations
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Piedmont	$32	$64	$61	$60	$50	$286	$553
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
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE

Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended June 30, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,625	$736	$1,400	$530	$870	$196	$296	$—
General	1,817	566	889	370	519	111	251	—
Industrial	824	296	274	184	90	33	220	—
Wholesale	629	103	389	281	108	35	102	—
Other revenues	202	92	247	210	37	20	23	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,097	$1,793	$3,199	$1,575	$1,624	$395	$892	$—

Gas Utilities and Infrastructure
Residential	$197	$—	$—	$—	$—	$94	$—	$103
Commercial	127	—	—	—	—	38	—	90
Industrial	34	—	—	—	—	6	—	28
Power Generation	—	—	—	—	—	—	—	23
Other revenues	66	—	—	—	—	6	—	44
Total Gas Utilities and Infrastructure revenue from contracts with customers	$424	$—	$—	$—	$—	$144	$—	$288

Commercial Renewables
Revenue from contracts with customers	$77	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$8	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$6,606	$1,793	$3,199	$1,575	$1,624	$539	$892	$288

Other revenue sources(a)	$79	$(12)	$15	$6	$4	$6	$26	$22
Total revenues	$6,685	$1,781	$3,214	$1,581	$1,628	$545	$918	$310
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

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$5,392	$1,567	$2,768	$1,154	$1,614	$407	$650	$—
General	3,421	1,110	1,615	695	920	227	469	—
Industrial	1,596	572	544	378	166	68	412	—
Wholesale	1,255	216	800	630	170	58	181	—
Other revenues	404	203	458	349	109	41	(13)	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$12,068	$3,668	$6,185	$3,206	$2,979	$801	$1,699	$—

Gas Utilities and Infrastructure
Residential	$769	$—	$—	$—	$—	$243	$—	$526
Commercial	396	—	—	—	—	102	—	294
Industrial	91	—	—	—	—	13	—	78
Power Generation	—	—	—	—	—	—	—	47
Other revenues	181	—	—	—	—	12	—	137
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,437	$—	$—	$—	$—	$370	$—	$1,082

Commercial Renewables
Revenue from contracts with customers	$128	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$15	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$13,648	$3,668	$6,185	$3,206	$2,979	$1,171	$1,699	$1,082

Other revenue sources(a)	$169	$1	$21	$7	$4	$12	$41	$33
Total revenues	$13,817	$3,669	$6,206	$3,213	$2,983	$1,183	$1,740	$1,115
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

	Three Months Ended June 30, 2021 and 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at March 31, 2021	$147	$34	$37	$23	$15	$4	$3	$14
Write-Offs	(5)	1	(4)	(3)	(1)	—	—	(2)
Credit Loss Expense	12	6	6	4	2	—	—	1
Other Adjustments	(31)	1	(3)	(3)	—	—	—	—
Balance at June 30, 2021	$123	$42	$36	$21	$16	$4	$3	$13

Balance at March 31, 2022	$140	$52	$51	$31	$21	$4	$3	$17
Write-Offs	(31)	(16)	(9)	(5)	(5)	—	—	(5)
Credit Loss Expense	20	8	7	2	5	—	—	3
Other Adjustments	7	8	3	3	—	—	—	—
Balance at June 30, 2022	$136	$52	$52	$31	$21	$4	$3	$15

	Six Months Ended June 30, 2021 and 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12
Write-Offs	(26)	(7)	(14)	(8)	(6)	—	—	(3)
Credit Loss Expense	29	16	13	6	7	—	—	4
Other Adjustments	(26)	10	—	—	1	—	—	—
Balance at June 30, 2021	$123	$42	$36	$21	$16	$4	$3	$13

Balance at December 31, 2021	$122	$42	$36	$21	$16	$4	$3	$15
Write-Offs	(54)	(25)	(19)	(7)	(13)	—	—	(6)
Credit Loss Expense	44	13	19	6	13	—	—	6
Other Adjustments	24	22	16	11	5	—	—	—
Balance at June 30, 2022	$136	$52	$52	$31	$21	$4	$3	$15
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
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$1,175	$412	$359	$205	$154	$8	$24	$10
0-30 days	2,202	592	946	451	492	32	41	127
30-60 days	177	52	90	41	49	2	3	8
60-90 days	88	16	44	20	24	1	6	5
90+ days	274	80	96	46	50	43	14	11
Deferred Payment Arrangements(c)	148	62	61	36	25	1	—	4
Trade and Other Receivables	$4,064	$1,214	$1,596	$799	$794	$87	$88	$165

FINANCIAL STATEMENTS	REVENUE

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$964	$316	$266	$193	$73	$4	$27	$106
0-30 days	2,104	595	800	405	393	42	51	202
30-60 days	212	77	72	44	28	4	13	12
60-90 days	88	37	41	21	20	1	1	2
90+ days	249	106	65	37	28	47	11	7
Deferred Payment Arrangements(c)	115	55	45	22	23	2	—	4
Trade and Other Receivables	$3,732	$1,186	$1,289	$722	$565	$100	$103	$333
(a)Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 11 for further information. These receivables for unbilled revenues are $102 million and $199 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of June 30, 2022, and $82 million and $121 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income available to Duke Energy common stockholders	$893	$751	$1,711	$1,704
Accumulated preferred stock dividends adjustment	(12)	(12)	—	—
Less: Impact of participating securities	—	1	1	1
Income from continuing operations available to Duke Energy common stockholders	$881	$738	$1,710	$1,703

Weighted average common shares outstanding – basic and diluted	770	769	770	769
EPS available to Duke Energy common stockholders
Basic and diluted	$1.14	$0.96	$2.22	$2.21
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$0.985	$0.965	$1.970	$1.930
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$0.359	$0.719	$0.719
Dividends declared on Series B preferred stock per share(c)	$—	$—	$24.375	$24.375
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
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$41	$14	$11	$7	$6	$1	$2	$2
Interest cost on projected benefit obligation	59	13	18	8	10	3	5	2
Expected return on plan assets	(141)	(38)	(47)	(22)	(24)	(6)	(10)	(6)
Amortization of actuarial loss	23	5	7	4	3	1	3	1
Amortization of prior service credit	(4)	(1)	—	—	—	—	(1)	(2)
Amortization of settlement charges	2	2	—	1	—	—	—	—
Net periodic pension costs	$(20)	$(5)	$(11)	$(2)	$(5)	$(1)	$(1)	$(3)

	Three Months Ended June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$44	$14	$12	$8	$6	$1	$3	$2
Interest cost on projected benefit obligation	55	12	18	8	9	4	4	2
Expected return on plan assets	(140)	(35)	(47)	(21)	(25)	(7)	(10)	(5)
Amortization of actuarial loss	34	8	9	4	5	1	4	3
Amortization of prior service credit	(8)	(2)	—	(1)	—	—	(1)	(4)
Amortization of settlement charges	2	2	—	1	—	—	—	—
Net periodic pension costs	$(13)	$(1)	$(8)	$(1)	$(5)	$(1)	$—	$(2)

	Six Months Ended June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$81	$26	$23	$14	$10	$2	$4	$3
Interest cost on projected benefit obligation	117	27	36	16	20	6	10	4
Expected return on plan assets	(281)	(76)	(93)	(44)	(48)	(11)	(19)	(12)
Amortization of actuarial loss	47	10	13	7	6	2	5	3
Amortization of prior service credit	(9)	(2)	—	—	—	—	(1)	(4)
Amortization of settlement charges	4	3	1	1	—	—	—	—
Net periodic pension costs	$(41)	$(12)	$(20)	$(6)	$(12)	$(1)	$(1)	$(6)

	Six Months Ended June 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$88	$28	$25	$15	$11	$2	$5	$3
Interest cost on projected benefit obligation	110	25	35	15	19	7	9	4
Expected return on plan assets	(279)	(70)	(94)	(42)	(51)	(14)	(20)	(10)
Amortization of actuarial loss	67	15	19	9	10	3	7	5
Amortization of prior service credit	(15)	(4)	(1)	(1)	—	—	(1)	(5)
Amortization of settlement charges	4	3	1	1	—	—	—	—
Net periodic pension costs	$(25)	$(3)	$(15)	$(3)	$(11)	$(2)	$—	$(3)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and six months ended June 30, 2022, and 2021.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and six months ended June 30, 2022, and 2021.
15. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Duke Energy	8.0%	4.9%	3.6%	6.8%
Duke Energy Carolinas	7.3%	0.4%	7.4%	4.3%
Progress Energy	16.8%	8.3%	16.4%	10.2%
Duke Energy Progress	13.8%	2.7%	13.9%	5.6%
Duke Energy Florida	20.2%	19.0%	20.1%	19.1%
Duke Energy Ohio	13.8%	22.0%	(54.7)%	16.1%
Duke Energy Indiana	8.6%	15.6%	(48.9)%	16.7%
Piedmont	85.7%	33.3%	11.4%	10.8%
The increase in the ETR for Duke Energy for the three months ended June 30, 2022, was primarily due to the amortization of excess deferred taxes in relation to higher pretax income.
The decrease in the ETR for Duke Energy for the six months ended June 30, 2022, was primarily due to an increase in the amortization of excess deferred taxes related to the Duke Energy Ohio MGP Settlement.
The increase in the ETR for Duke Energy Carolinas for the three and six months ended June 30, 2022, was primarily due to the amortization of excess deferred taxes in relation to higher pretax income.
The increase in the ETR for Progress Energy for the three and six months ended June 30, 2022, was primarily due to a decrease in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Progress for the three and six months ended June 30, 2022, was primarily due to a decrease in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Florida for the three months ended June 30, 2022, was primarily due to the amortization of excess deferred taxes in relation to higher pretax income.
The decrease in the ETR for Duke Energy Ohio for the three months ended June 30, 2022, was primarily due to an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Ohio for the six months ended June 30, 2022, was primarily due to an increase in the amortization of excess deferred taxes related to the MGP Settlement.
The decrease in the ETR for Duke Energy Indiana for the three months ended June 30, 2022, was primarily due to an increase in the amortization of excess deferred taxes from the coal ash impairment based on the Indiana Supreme Court Opinion.
The decrease in the ETR for Duke Energy Indiana for the six months ended June 30, 2022, was primarily due to the coal ash impairment based on the Indiana Supreme Court Opinion and the associated amortization of excess deferred taxes.
The increase in the ETR for Piedmont for the three months ended June 30, 2022, was primarily due to certain favorable tax credits, in relation to pretax losses.
16. SUBSEQUENT EVENTS
For information on subsequent events related to business segments, regulatory matters, and commitments and contingencies, see Notes 2, 3 and 4.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2022, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2021.
Executive Overview
Advancing Our Clean Energy Transformation
During the second quarter of 2022, we continued to execute on our clean energy transformation, delivering strong, sustainable value for shareholders, customers, communities and employees.
•In June 2022, Duke Energy Florida completed The Fort Green Renewable Energy Center, the first of 10 solar sites, totaling 750 MW, that are part of the Duke Energy Florida's new community solar program, Clean Energy Connection. Through the program, Duke Energy Florida customers can subscribe to solar power and earn credits toward their electricity bills without having to install or maintain their own equipment.
•In May 2022, we were awarded one of two North Carolina offshore wind lease sites held by the Bureau of Ocean Energy Management. The approximately 55,000-acre site in the Atlantic Ocean east of Wilmington could support up to 1.6 gigawatts of potential offshore wind energy, enough to power nearly 375,000 homes. Securing this lease creates optionality for future offshore wind if the NCUC determines it's part of the least cost path to achieve North Carolina's interim and long-term carbon reduction goals.
Regulatory Activity. During the second quarter of 2022, we continued to monitor developments while moving our regulatory strategy forward. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•In June 2022, Duke Energy Ohio filed an application with the PUCO for a regulatory review of our natural gas base rates. Since our last Ohio natural gas rate case, which we filed in 2012, Duke Energy Ohio has invested $1.4 billion in a variety of capital investments, including the installation of new infrastructure to enable a robust system for customers.
•In June 2022, bipartisan legislation was signed into law that gives the PSCSC authority to approve securitization of storm costs in South Carolina. This is an important tool to provide our customers significant savings while helping our company recover storm restoration costs.
•In June 2022, the IURC approved Duke Energy Indiana's TDSIC 2.0 plan in its entirety, with no modifications. This six-year plan will continue to build upon electric grid modernization efforts to improve the reliability and resilience of the statewide network of power lines and infrastructure to improve service to more than 870,000 customers.
•In May 2022, Duke Energy Carolinas and Duke Energy Progress filed a proposed Carbon Plan with the NCUC. In keeping with the framework of HB 951, the proposed plan presents two pathways consisting of several different portfolios and includes a path to achieve 70% carbon dioxide emissions reduction by 2030, while offering regulators multiple options that balance affordability and reliability for customers. All portfolios plan for the retirement of all remaining coal generation resources by the end of 2035 and include significant expansion of zero-carbon resources, such as renewable technologies including solar, onshore and offshore wind, greater integration of battery and pumped-hydro energy storage, expanded energy efficiency and demand response and the deployment of new zero-emitting load-following resources such as new small modular nuclear resources as well as hydrogen solutions in later years to achieve carbon neutrality from electric generating facilities by 2050.
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
Commercial Renewables
On August 4, 2022 Duke Energy announced a strategic review of the Commercial Renewables business segment. The review remains in the preliminary stage and there have been no binding or non-binding offers requested or submitted. Duke Energy can provide no assurance that this process will result in a transaction and there is no specific timeline for execution of a potential transaction. If the potential sale were to progress it could result in classification of the Commercial Renewables segment as assets held for sale and as discontinued operations. If Duke Energy is unable to recover its book value of these assets through a sale, it could result in an impairment.
Duke Energy continues to monitor recoverability of renewable merchant plants located in the ERCOT West market and in the PJM West market, due to fluctuating market pricing and long-term forecasted energy prices. Based on the most recent recoverability test, the carrying value for the assets under review continues to be supported by the expected cash flows. A decline in energy market pricing or other factors unfavorably impacting the economics would likely result in a future impairment. Impairment of these assets could result in adverse impacts. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, "Business Segments."
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
Supply Chain
Duke Energy is monitoring supply chain disruptions, which could impact the timing of in service or economics of projects and may result in adverse impacts on operating results.
The company is also monitoring the impacts on future financial results and clean energy goals due to the availability of solar panels as a result of the U.S. Department of Commerce investigation into the potential circumvention of anti-dumping and countervailing duties by certain Chinese companies. In June 2022, in response to the uncertainty of solar supplies resulting from the investigation, a 24-month tariff exemption for solar panels from four Southeast Asian nations was declared.
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
•Mark-to-Market represents the income statement impact of derivative instruments that do not qualify for hedge accounting or regulatory accounting.
•Workplace and workforce realignment represents costs attributable to business transformation, including long-term real estate strategy changes and workforce realignment.
•Gas Pipeline Investments represents additional exit obligations related to ACP.
Three Months Ended June 30, 2022, as compared to June 30, 2021
GAAP reported EPS was $1.14 for the second quarter of 2022 compared to $0.96 in the second quarter of 2021. In addition to the drivers below, GAAP reported EPS increased primarily due to workplace and workforce realignment costs in the prior year.

MD&A	DUKE ENERGY

As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s second quarter 2022 adjusted EPS was $1.14 compared to $1.15 for the second quarter of 2021. The decrease in adjusted EPS was primarily due to higher operation and maintenance expense due to plant outage timing, higher interest expense and the impact of GIC minority interest, partially offset by favorable weather, volumes and positive rate case contributions.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2022		2021
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS

GAAP Reported Earnings/GAAP Reported EPS	$893	$1.14	$751	$0.96
Adjustments:
Regulatory Matters(a)	(16)	(0.02)	—	—
Mark-to-Market(b)	16	0.02	—	—
Workplace and Workforce Realignment(c)	—	—	135	0.18
Gas Pipeline Investments(d)	—	—	12	0.01
Adjusted Earnings/Adjusted EPS	$893	$1.14	$898	$1.15
(a)Net of $2 million in noncontrolling interests.
(b)Net of tax benefit of $5 million.
(c)Net of tax benefit of $40 million.
(d)Net of tax benefit of $4 million.
Six Months Ended June 30, 2022, as compared to June 30, 2021
GAAP Reported EPS was $2.22 for the six months ended June 30, 2022, compared to $2.21 for the six months ended June 30, 2021. In addition to the drivers below, GAAP reported EPS increased due to workplace and workforce realignment costs in the prior year, partially offset by the net impact of charges related to the 2022 Indiana Supreme Court ruling on coal ash.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $2.45 for the six months ended June 30, 2022, compared to $2.41 for the six months ended June 30, 2021. The increase in adjusted EPS was primarily due to higher volumes, positive rate case contributions and favorable weather, partially offset by higher operations and maintenance expense, including storm costs, higher interest expense, the impact of GIC minority interest sale and lower returns on investments.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2022		2021
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,711	$2.22	$1,704	$2.21
Adjustments:
Regulatory Matters(a)	157	0.21	—	—
Mark-to-Market(b)	16	0.02	—	—
Workplace and Workforce Realignment(c)	—	—	135	0.18
Gas Pipeline Investments(d)	—	—	17	0.02
Adjusted Earnings/Adjusted EPS	$1,884	$2.45	$1,856	$2.41
(a)Net of tax benefit of $80 million and $20 million in noncontrolling interests.
(b)Net of tax benefit of $5 million.
(c)Net of tax benefit of $40 million.
(d)Net of tax benefit of $5 million.
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

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Operating Revenues	$6,135	$5,335	$800	$12,137	$10,616	$1,521
Operating Expenses
Fuel used in electric generation and purchased power	1,991	1,434	557	3,828	2,896	932
Operation, maintenance and other	1,328	1,262	66	2,754	2,544	210
Depreciation and amortization	1,110	1,013	97	2,241	2,070	171
Property and other taxes	331	308	23	668	619	49
Impairment of assets and other charges	(8)	1	(9)	206	1	205
Total operating expenses	4,752	4,018	734	9,697	8,130	1,567
Gains on Sales of Other Assets and Other, net	3	2	1	5	2	3
Operating Income	1,386	1,319	67	2,445	2,488	(43)
Other Income and Expenses, net	153	97	56	267	201	66
Interest Expense	391	361	30	767	701	66
Income Before Income Taxes	1,148	1,055	93	1,945	1,988	(43)
Income Tax Expense	158	120	38	241	233	8
Less: Income Attributable to Noncontrolling Interest	16	—	16	7	—	7
Segment Income	$974	$935	$39	$1,697	$1,755	$(58)

Duke Energy Carolinas GWh sales	22,022	20,362	1,660	44,571	42,324	2,247
Duke Energy Progress GWh sales	16,915	15,799	1,116	34,884	32,336	2,548
Duke Energy Florida GWh sales	12,340	11,194	1,146	22,242	19,748	2,494
Duke Energy Ohio GWh sales	5,564	5,738	(174)	11,561	11,742	(181)
Duke Energy Indiana GWh sales	7,644	7,366	278	15,594	15,092	502
Total Electric Utilities and Infrastructure GWh sales	64,485	60,459	4,026	128,852	121,242	7,610
Net proportional MW capacity in operation				49,459	49,749	(290)
Three Months Ended June 30, 2022, as compared to June 30, 2021
Electric Utilities and Infrastructure’s higher segment income is due to favorable weather, favorable retail sales volumes, and a favorable spent nuclear fuel storage settlement with the Department of Energy, partially offset by higher depreciation. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $459 million increase in fuel revenues primarily due to higher fuel prices and retail sales volumes;
•a $108 million increase in retail base rate pricing due to general rate cases in North Carolina, net of rider impacts as well as multiyear rate adjustments in Florida;
•a $91 million increase in retail sales due to favorable weather in the current year;
•a $47 million increase in wholesale revenues primarily due to higher capacity volumes; and
•a $28 million increase in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $557 million increase in fuel used in electric generation and purchased power due to higher fuel prices and volumes from customer demand;
•a $97 million increase in depreciation and amortization primarily due to higher plant in service and resolution of prior year rate cases;
•a $66 million increase in operation, maintenance and other primarily driven by higher outage and maintenance costs; and
•a $23 million increase in property and other taxes primarily due to higher property taxes as well as higher revenue related taxes.
Other Income and Expenses, net. The increase is primarily due to a 2022 settlement with the Department of Energy over spent nuclear fuel storage and higher AFUDC equity.
Interest Expense. The variance was primarily driven by interest expense on excess deferred tax liabilities and higher outstanding debt.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes. The ETRs for the three months ended June 30, 2022, and 2021, were 13.8% and 11.4%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.
Six Months Ended June 30, 2022, as compared to June 30, 2021
Electric Utilities and Infrastructure’s lower segment income is due to the Indiana Supreme Court ruling on recovery of certain coal ash costs and higher storm costs, partially offset by higher retail sales volumes. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $759 million increase in fuel revenues primarily due to higher fuel prices and retail sales volumes;
•a $271 million increase in weather-normal retail sales volumes;
•a $234 million increase in retail base rate pricing due to general rate cases in North Carolina, net of rider impacts as well as multiyear rate adjustments in Florida;
•an $82 million increase in retail sales due to favorable weather compared to prior year;
•an $81 million increase in rider revenues primarily due to higher sales volumes; and
•a $77 million increase in wholesale revenues primarily due to higher capacity volumes.
Partially offset by
•a $53 million decrease due to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Operating Expenses. The variance was driven primarily by:
•a $932 million increase in fuel used in electric generation and purchased power due to higher fuel prices and volumes from customer demand;
•a $210 million increase in operation, maintenance and other primarily driven by higher storm costs and higher outage and maintenance costs;
•a $205 million increase in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs;
•a $171 million increase in depreciation and amortization primarily due to higher plant in service and resolution of prior year rate cases, partially offset by lower depreciation related to the extension of the lives of nuclear facilities; and
•a $49 million increase in property and other taxes primarily due to higher property taxes as well as higher revenue related taxes.
Other Income and Expenses, net. The increase is primarily due to a 2022 settlement with the Department of Energy over spent nuclear fuel storage and higher AFUDC equity.
Interest Expense. The variance was primarily driven by interest expense on excess deferred tax liabilities and higher outstanding debt.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes, partially offset by a decrease in pretax income. The ETRs for the six months ended June 30, 2022, and 2021, were 12.4% and 11.7%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Operating Revenues	$453	$327	$126	$1,485	$1,102	$383
Operating Expenses
Cost of natural gas	189	79	110	670	355	315
Operation, maintenance and other	113	98	15	295	200	95
Depreciation and amortization	82	74	8	161	142	19
Property and other taxes	33	27	6	74	62	12
Total operating expenses	417	278	139	1,200	759	441
Gains on Sales of Other Assets and Other, net	4	—	4	4	—	4
Operating Income	40	49	(9)	289	343	(54)
Other Income and Expenses, Net	19	10	9	36	27	9
Interest Expense	42	35	7	82	68	14
Income Before Income Taxes	17	24	(7)	243	302	(59)
Income Tax (Benefit) Expense	(2)	7	(9)	(30)	40	(70)
Segment Income	$19	$17	$2	$273	$262	$11

Piedmont LDC throughput (dekatherms)	126,530,274	106,034,615	20,495,659	306,717,375	255,661,197	51,056,178
Duke Energy Midwest LDC throughput (Mcf)	16,531,986	14,842,906	1,689,080	53,762,623	51,951,909	1,810,714
Three Months Ended June 30, 2022, as compared to June 30, 2021
Gas Utilities and Infrastructure’s results were impacted primarily by margin growth and certain favorable tax credits, partially offset by higher operation and maintenance costs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $110 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs; and
•a $7 million increase due to base rate increases.
Operating Expenses. The variance was driven primarily by:
•a $110 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs; and
•a $15 million increase in operations, maintenance and other primarily due to higher costs for natural gas pipeline safety and integrity work, labor and benefits, customer repair plan program, and material and security purchases.
Income Tax Benefit. The decrease in tax expense was primarily due to certain favorable tax credits and an increase in the amortization of excess deferred taxes. The ETRs for the three months ended June 30, 2022, and 2021, were (11.8)% and 29.2%, respectively. The decrease in the ETR was primarily due to certain favorable tax credits and an increase in the amortization of excess deferred taxes.
Six Months Ended June 30, 2022, as compared to June 30, 2021
Gas Utilities and Infrastructure’s results were impacted primarily by margin growth partially offset by higher operation and maintenance costs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $315 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs, partially offset by lower residential volumes;
•a $41 million increase due to base rate increases;
•a $15 million increase due to rider revenues related to Ohio Capital Expenditure Program (CEP); and
•a $7 million increase due to customer growth.
Partially offset by:
•a $15 million decrease due to the MGP settlement.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Operating Expenses. The variance was driven primarily by:
•a $315 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs, partially offset by lower residential volumes;
•a $95 million increase in operations, maintenance and other primarily due to the MGP settlement and higher costs for natural gas pipeline safety and integrity work, labor and benefits, customer repair plan program, and material and security purchases;
•a $19 million increase in depreciation and amortization due to additional plant in service and lower CEP deferrals; and
•a $12 million increase in property and other taxes due to lower CEP deferrals.
Interest Expense. The increase was primarily due to lower AFUDC debt income and higher outstanding debt.
Income Tax Benefit. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes related to the Ohio MGP Settlement and a decrease in pretax income. The ETRs for the six months ended June 30, 2022, and 2021, were (12.3)% and 13.2%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes related to the Ohio MGP Settlement.
Commercial Renewables

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Operating Revenues	$121	$119	$2	$242	$238	$4
Operating Expenses
Operation, maintenance and other	82	78	4	164	150	14
Depreciation and amortization	60	56	4	120	109	11
Property and other taxes	10	9	1	20	18	2
Total operating expenses	152	143	9	304	277	27
Losses on Sales of Other Assets and Other, net	—	—	—	(1)	—	(1)
Operating Loss	(31)	(24)	(7)	(63)	(39)	(24)
Other Income and Expenses, net	—	3	(3)	—	(22)	22
Interest Expense	19	20	(1)	37	33	4
Loss Before Income Taxes	(50)	(41)	(9)	(100)	(94)	(6)
Income Tax Benefit	(36)	(21)	(15)	(69)	(50)	(19)
Add: Loss Attributable to Noncontrolling Interests	44	67	(23)	72	118	(46)
Segment Income	$30	$47	$(17)	$41	$74	$(33)

Renewable plant production, GWh	3,430	2,787	643	6,418	5,375	1,043
Net proportional MW capacity in operation(a)				4,759	4,474	285
(a)Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.
Three Months Ended June 30, 2022, as compared to June 30, 2021
Commercial Renewables' results were unfavorable to prior year primarily driven by fewer project investments financed by tax equity being placed into service in the current year and higher operating expenses from projects placed in service since the prior year.
Operating Expenses. The variance was primarily driven by an $11 million increase for higher operating expenses, depreciation, property tax expense, and other development costs from the growth of new projects, partially offset by $2 million decrease for lower operating expenses attributed to maintenance and other operating expenses.
Income Tax Benefit. The increase in the tax benefit was primarily due to an increase in production tax credits generated and a decrease in taxes associated with tax equity investments.
Loss Attributable to Noncontrolling Interests. The variance was driven by a decrease for fewer projects placed in service financed with tax equity in the current year and a net decrease in losses allocated to tax equity members from existing tax equity structures.
Six Months Ended June 30, 2022, as compared to June 30, 2021
Commercial Renewables' results were unfavorable primarily driven by fewer project investments financed by tax equity being placed into service in the current year and higher operating expenses from projects placed in service since the prior year offset by the impacts for losses experienced in the prior year from Texas Storm Uri.
Operating Expenses. The variance was primarily driven by an increase for higher operating expenses, depreciation, property tax expense and other development costs from the growth of new projects.

PART I
Other Income and Expenses, net. The increase was primarily due to $29 million of losses experienced in the prior year from Texas Storm Uri offset by a decrease in equity earnings.
Income Tax Benefit. The increase in the tax benefit was primarily due to a decrease in taxes associated with tax equity investments and an increase in production tax credits generated.
Loss Attributable to Noncontrolling Interests. The variance was driven by a $34 million decrease for fewer projects placed in service financed with tax equity in the current year and a $12 million net decrease in losses allocated to tax equity members from existing tax equity structures offset by losses experienced in the prior year from Texas Storm Uri.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Operating Revenues	$30	$27	$3	$60	$53	$7
Operating Expenses	16	208	(192)	49	236	(187)
Gains on Sales of Other Assets and Other, net	—	—	—	1	—	1
Operating Income (Loss)	14	(181)	195	12	(183)	195
Other Income and Expenses, net	(7)	32	(39)	(13)	53	(66)
Interest Expense	165	156	9	324	307	17
Loss Before Income Taxes	(158)	(305)	147	(325)	(437)	112
Income Tax Benefit	(43)	(71)	28	(79)	(103)	24
Less: Income Attributable to Noncontrolling Interests	1	—	1	1	—	1
Less: Preferred Dividends	14	14	—	53	53	—
Net Loss	$(130)	$(248)	$118	$(300)	$(387)	$87
Three Months Ended June 30, 2022, as compared to June 30, 2021
The lower net loss was driven by prior year asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy and by higher equity earnings from the NMC investment, partially offset by lower return on investments that fund certain employee benefit obligations.
Operating Expenses. The decrease was primarily driven by prior year asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Other Income and Expenses, net. The variance was primarily due to lower return on investments that fund certain employee benefit obligations partially offset by higher equity earnings from the NMC investment.
Interest Expense. The variance was primarily due to higher interest rates on commercial paper and higher outstanding long-term debt.
Income Tax Benefit. The decrease in the tax benefit was primarily due to a decrease in pretax losses. The ETRs for the three months ended June 30, 2022, and 2021, were 27.2% and 23.3%, respectively. The increase in the ETR was primarily due to higher equity earnings from the NMC investment.
Six Months Ended June 30, 2022, as compared to June 30, 2021
The lower net loss was driven by prior year asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy, partially offset by lower return on investments that fund certain employee benefit obligations.
Operating Expenses. The decrease was primarily driven by prior year asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business move to a hybrid and remote workforce strategy.
Other Income and Expenses, net. The variance was primarily due to lower return on investments that fund certain employee benefit obligations partially offset by higher equity earnings from the NMC investment.
Interest Expense. The variance was primarily due to higher outstanding long-term debt and higher interest rates on commercial paper.
Income Tax Benefit. The decrease in the tax benefit was primarily due to a decrease in pretax losses.

MD&A	DUKE ENERGY CAROLINAS

DUKE ENERGY CAROLINAS
Results of Operations

	Six Months Ended June 30,
(in millions)	2022	2021	Variance
Operating Revenues	$3,669	$3,326	$343
Operating Expenses
Fuel used in electric generation and purchased power	879	766	113
Operation, maintenance and other	974	876	98
Depreciation and amortization	763	722	41
Property and other taxes	170	157	13
Impairment of assets and other charges	(9)	75	(84)
Total operating expenses	2,777	2,596	181
Gains on Sales of Other Assets and Other, net	—	2	(2)
Operating Income	892	732	160
Other Income and Expenses, net	113	92	21
Interest Expense	284	263	21
Income Before Income Taxes	721	561	160
Income Tax Expense	53	24	29
Net Income	$668	$537	$131
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential sales	(0.4)%
General service sales	7.1%
Industrial sales	8.1%
Wholesale power sales	(1.8)%
Joint dispatch sales	(50.6)%
Total sales	5.3%
Average number of customers	1.9%
Six Months Ended June 30, 2022, as compared to June 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $150 million increase in weather-normal retail sales volumes;
•an $85 million increase in fuel revenues due to higher fuel prices and weather-normal retail sales volumes in the current year;
•a $36 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers; and
•a $32 million increase in rider revenues primarily due to energy efficiency, storm securitization, and competitive procurement of renewable energy programs.
Operating Expenses. The variance was driven primarily by:
•a $113 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and changes in the generation mix, partially offset by the recovery of fuel expenses and lower coal prices;
•a $98 million increase in operation, maintenance and other expense primarily due to higher storm restoration costs and higher outage and maintenance costs; and
•a $41 million increase in depreciation and amortization primarily due to an increase in assets placed into service, and new depreciation rates associated with the North Carolina rate case, partially offset by the extension of the lives of nuclear facilities.
Partially offset by:
•an $84 million decrease in impairment of assets and other charges due to the prior year optimization of the company's real estate portfolio and reduction of office space as parts of the business move to a hybrid and remote workforce strategy and an adjustment to the South Carolina Supreme Court decision on coal ash.
Other Income and Expenses. The variance was driven by an increase in AFUDC equity due to higher AFUDC base.
Interest Expense. The variance was driven by interest expense on excess deferred tax liabilities.

MD&A	DUKE ENERGY CAROLINAS

Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by amortization of excess deferred taxes.
PROGRESS ENERGY
Results of Operations

	Six Months Ended June 30,
(in millions)	2022	2021	Variance
Operating Revenues	$6,206	$5,184	$1,022
Operating Expenses
Fuel used in electric generation and purchased power	2,322	1,628	694
Operation, maintenance and other	1,248	1,227	21
Depreciation and amortization	1,045	926	119
Property and other taxes	303	275	28
Impairment of assets and other charges	4	37	(33)
Total operating expenses	4,922	4,093	829
Gains on Sales of Other Assets and Other, net	3	1	2
Operating Income	1,287	1,092	195
Other Income and Expenses, net	105	81	24
Interest Expense	419	392	27
Income Before Income Taxes	973	781	192
Income Tax Expense	160	80	80
Net Income	813	701	112
Less: Net Income Attributable to Noncontrolling Interests	1	—	1
Net Income Attributable to Parent	$812	$701	$111
Six Months Ended June 30, 2022, as compared to June 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $610 million increase in fuel cost recovery driven by higher fuel prices and volumes in the current year;
•a $198 million increase in retail pricing due to the North Carolina rate case and base rate adjustments at Duke Energy Florida related to annual increases from the 2021 Settlement Agreement and the solar base rate adjustment;
•a $97 million increase in weather-normal retail sales volumes;
•a $36 million increase in retail sales due to favorable weather; and
•a $23 million increase in wholesale revenues, net of fuel, due to higher capacity volumes at Duke Energy Florida.
Partially offset by:
•a $43 million decrease in capacity revenue primarily due to accelerated recovery of retired Crystal River coal units in 2021.
Operating Expenses. The variance was driven primarily by:
•a $694 million increase in fuel used in electric generation and purchased power primarily due to higher demand and higher natural gas prices;
•a $119 million increase in depreciation and amortization primarily due to increased rates at Duke Energy Florida and higher amortization of deferred coal ash and storm costs at Duke Energy Progress, partially offset by the extension of the lives at nuclear facilities at Duke Energy Progress;
•a $28 million increase in property and other taxes primarily due to an increase in gross receipts taxes at Duke Energy Florida; and
•a $21 million increase in operation, maintenance and other expense primarily due to higher storm costs at Duke Energy Progress.
Partially offset by:
•a $33 million decrease in impairment of assets and other charges due to the prior year optimization of the company's real estate portfolio and reduction of office space as parts of the business moved to hybrid and remote workforce strategy.
Other Income and Expenses, net. The increase is primarily due to a 2022 settlement with the Department of Energy over spent nuclear fuel storage.
Interest Expense. The variance was driven primarily by interest expense on excess deferred tax liabilities at Duke Energy Progress and higher outstanding debt.

MD&A	PROGRESS ENERGY

Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.
DUKE ENERGY PROGRESS
Results of Operations

	Six Months Ended June 30,
(in millions)	2022	2021	Variance
Operating Revenues	$3,213	$2,750	$463
Operating Expenses
Fuel used in electric generation and purchased power	1,167	845	322
Operation, maintenance and other	751	724	27
Depreciation and amortization	577	521	56
Property and other taxes	90	90	—
Impairment of assets and other charges	4	18	(14)
Total operating expenses	2,589	2,198	391
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	625	553	72
Other Income and Expenses, net	54	44	10
Interest Expense	175	147	28
Income Before Income Taxes	504	450	54
Income Tax Expense	70	25	45
Net Income	$434	$425	$9
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2022
Residential sales	(0.9)%
General service sales	8.4%
Industrial sales	16.3%
Wholesale power sales	2.8%
Joint dispatch sales	61.4%
Total sales	7.9%
Average number of customers	2.0%
Six Months Ended June 30, 2022, as compared to June 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $291 million increase in fuel revenues due to higher fuel prices and retail sales volumes in the current year;
•a $111 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers;
•a $19 million increase in weather-normal retail sales volumes; and
•a $10 million increase in retail sales due to favorable weather compared to prior year.
Operating Expenses. The variance was driven primarily by:
•a $322 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and changes in the generation mix, partially offset by the recovery of fuel expenses and lower coal prices;
•a $56 million increase in depreciation and amortization due to higher amortization of deferred coal ash costs and amortization related to deferred storm costs, partially offset by lower depreciation related to the extension of the lives of nuclear facilities; and
•a $27 million increase in operation, maintenance and other expense primarily due to higher storm costs.
Partially offset by:
•a $14 million decrease in impairment of assets and other charges due to the prior year optimization of the company's real estate portfolio and reduction of office space as parts of the business moved to hybrid and remote workforce strategy.
Interest Expense. The variance was driven primarily by interest expense on excess deferred tax liabilities and higher outstanding debt.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.

MD&A	DUKE ENERGY FLORIDA

DUKE ENERGY FLORIDA
Results of Operations

	Six Months Ended June 30,
(in millions)	2022	2021	Variance
Operating Revenues	$2,983	$2,426	$557
Operating Expenses
Fuel used in electric generation and purchased power	1,155	783	372
Operation, maintenance and other	490	497	(7)
Depreciation and amortization	468	405	63
Property and other taxes	212	185	27
Impairment of assets and other charges	—	19	(19)
Total operating expenses	2,325	1,889	436
Gains on Sales of Other Assets and Other, net	2	—	2
Operating Income	660	537	123
Other Income and Expenses, net	55	36	19
Interest Expense	174	160	14
Income Before Income Taxes	541	413	128
Income Tax Expense	109	79	30
Net Income	$432	$334	$98
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

Increase (Decrease) over prior period	2022
Residential sales	2.1%
General service sales	4.0%
Industrial sales	6.2%
Wholesale and other	63.3%
Total sales	12.6%
Average number of customers	1.8%
Six Months Ended June 30, 2022, as compared to June 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $319 million increase in fuel revenue primarily due to higher retail sales volumes and a higher fuel rate in the current year in response to an increase in natural gas prices;
•an $87 million increase in retail pricing due to base rate adjustments related to annual increases from the 2021 Settlement Agreement and the solar base rate adjustment;
•a $78 million increase in weather-normal retail sales volumes;
•a $37 million increase in rider revenues primarily due to increased Storm Protection Plan rider revenue driven by higher debt and equity returns from increased capital expenditures in the current year;
•a $26 million increase in retail sales due to favorable weather in the current year; and
•a $23 million increase in wholesale power revenues, net of fuel, primarily due to higher capacity revenues and bulk power sales.
Partially offset by:
•a $43 million decrease in capacity revenue primarily due to accelerated recovery of the retired coal units Crystal River 1 and 2 in 2021.
Operating Expenses. The variance was driven primarily by:
•a $372 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices;
•a $63 million increase in depreciation and amortization primarily due to an increase in depreciation rates starting in January 2022; and
•a $27 million increase in property and other taxes primarily due to an increase in gross receipts taxes.
Partially offset by:
•a $19 million decrease in impairment of assets and other charges due to the prior year optimization of the company's real estate portfolio and reduction of office space as parts of the business moved to hybrid and remote workforce strategy.

MD&A	DUKE ENERGY FLORIDA

Other Income and Expense, net. The increase is primarily due to a 2022 settlement with the Department of Energy over spent nuclear fuel storage.
Interest Expense. The increase in interest expense was primarily due to higher outstanding debt.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
DUKE ENERGY OHIO
Results of Operations

	Six Months Ended June 30,
(in millions)	2022	2021	Variance
Operating Revenues
Regulated electric	$813	$706	$107
Regulated natural gas	370	282	88
Total operating revenues	1,183	988	195
Operating Expenses
Fuel used in electric generation and purchased power	254	175	79
Cost of natural gas	153	67	86
Operation, maintenance and other	287	219	68
Depreciation and amortization	163	149	14
Property and other taxes	193	175	18
Impairment of assets and other charges	—	5	(5)
Total operating expenses	1,050	790	260
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	134	198	(64)
Other Income and Expenses, net	12	10	2
Interest Expense	60	53	7
Income Before Income Taxes	86	155	(69)
Income Tax (Benefit) Expense	(47)	25	(72)
Net Income	$133	$130	$3
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2022	2022
Residential sales	0.2%	5.4%
General service sales	(9.7)%	6.0%
Industrial sales	(16.5)%	5.7%
Wholesale electric power sales	(18.5)%	n/a
Other natural gas sales	n/a	(4.6)%
Total sales	(1.5)%	3.5%
Average number of customers	1.2%	1.7%
Six Months Ended June 30, 2022, as compared to June 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $139 million increase in fuel related revenues primarily due to higher natural gas prices and increased natural gas volumes;
•a $21 million increase in other electric revenues primarily due to Distribution Decoupling rider adjustments recorded in 2021;
•an $18 million increase in retail revenue riders, primarily due to the Ohio CEP, Distribution Capital Investment Rider (DCI);
•a $13 million increase in revenues related to OVEC collections and OVEC sales into PJM; and
•an $8 million increase in PJM transmission revenues as a result of increased capital spend.
Partially offset by:
•a $15 million decrease due to the MGP settlement.

MD&A	DUKE ENERGY OHIO

Operating Expenses. The variance was driven primarily by:
•a $165 million increase in fuel expense primarily driven by higher retail prices and increased volumes for natural gas and purchased power;
•a $68 million increase in operation, maintenance and other expense primarily due to the MGP settlement and higher storm costs;
•an $18 million increase in property and other taxes primarily due to increased plant in service, higher kilowatt and natural gas distribution taxes due to increased usage and a lower Network Integration Transmission Service tax deferral partially offset by Sales and Use Tax and the Ohio Kilowatt Tax; and
•a $14 million increase in depreciation and amortization primarily driven by lower CEP deferrals and an increase in distribution plant in service.
Income Tax Benefit. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes related to the MGP Settlement and a decrease in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Six Months Ended June 30,
(in millions)	2022	2021	Variance
Operating Revenues	$1,740	$1,480	$260
Operating Expenses
Fuel used in electric generation and purchased power	678	418	260
Operation, maintenance and other	374	370	4
Depreciation and amortization	311	304	7
Property and other taxes	47	41	6
Impairment of assets and other charges	211	8	203
Total operating expenses	1,621	1,141	480
Losses on Sales of Other Assets and Other, net	—	(1)	1
Operating Income	119	338	(219)
Other Income and Expenses, net	18	19	(1)
Interest Expense	90	99	(9)
Income Before Income Taxes	47	258	(211)
Income Tax (Benefit) Expense	(23)	43	(66)
Net Income	$70	$215	$(145)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential sales	0.8%
General service sales	4.4%
Industrial sales	(14.6)%
Wholesale power sales	16.6%
Total sales	3.3%
Average number of customers	1.4%
Six Months Ended June 30, 2022, as compared to June 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $221 million increase in fuel revenues primarily due to higher fuel cost recovery driven by retail sales volumes and fuel prices;
•a $54 million increase in wholesale revenues primarily driven by higher fuel rates and BPM sharing provision;
•an $18 million increase in weather-normal retail sales volumes driven by higher nonresidential customer demand;
•a $12 million increase primarily due to Energy Efficiency and Renewables riders; and
•an $11 million increase in retail sales due to favorable weather in the current year.

MD&A	DUKE ENERGY INDIANA

Partially offset by:
•a $53 million decrease due to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Operating Expenses. The variance was driven primarily by:
•a $260 million increase in fuel used in electric generation and purchased power expense primarily due to higher purchased power expense and higher coal and natural gas costs; and
•a $203 million increase in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Income Tax Benefit. The decrease in tax expense was primarily due the change in pretax income and excess deferred income taxes from the coal ash impairment.
PIEDMONT
Results of Operations

	Six Months Ended June 30,
(in millions)	2022	2021	Variance
Operating Revenues	$1,115	$821	$294
Operating Expenses
Cost of natural gas	517	288	229
Operation, maintenance and other	183	154	29
Depreciation and amortization	110	99	11
Property and other taxes	31	28	3
Impairment of assets and other charges	—	5	(5)
Total operating expenses	841	574	267
Gains on Sales of Other Assets and Other, net	4	—	4
Operating Income	278	247	31
Other Income and Expenses, net	28	35	(7)
Interest Expense	66	59	7
Income Before Income Taxes	240	223	17
Income Tax Expense	27	24	3
Net Income	$213	$199	$14
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential deliveries	(5.0)%
Commercial deliveries	0.7%
Industrial deliveries	0.8%
Power generation deliveries	38.2%
For resale	(3.9)%
Total throughput deliveries	20.0%
Secondary market volumes	28.8%
Average number of customers	1.5%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Six Months Ended June 30, 2022, as compared to June 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $229 million increase due to higher natural gas costs passed through to customers and increased off-system natural sales gas costs, partially offset by lower volumes billed;
•a $41 million increase due to base rate increases; and
•a $7 million increase due to customer growth.

MD&A	PIEDMONT

Operating Expenses. The variance was driven primarily by:
•a $229 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs, partially offset by lower volumes billed;
•a $29 million increase in operation, maintenance and other due higher costs for natural gas pipeline safety and integrity work, labor and benefits, customer repair plan program, and material and security purchases; and
•an $11 million increase in depreciation and amortization due to additional plant in service.
Other Income and Expenses, net. The decrease was primarily due to lower AFUDC equity income.
Interest Expense. The increase was primarily due to lower AFUDC debt income and higher outstanding debt.
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
As of June 30, 2022, Duke Energy had approximately $428 million of cash on hand and $5.4 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Note 5 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2022	2021
Cash flows provided by (used in):
Operating activities	$4,035	$3,873
Investing activities	(5,492)	(5,614)
Financing activities	1,576	1,750
Net increase in cash, cash equivalents and restricted cash	119	9
Cash, cash equivalents and restricted cash at beginning of period	520	556
Cash, cash equivalents and restricted cash at end of period	$639	$565
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2022	2021	Variance
Net income	$1,700	$1,639	$61
Non-cash adjustments to net income	2,971	2,915	56
Payments for asset retirement obligations	(255)	(263)	8
Working capital	(381)	(418)	37
Net cash provided by operating activities	$4,035	$3,873	$162
The variance is primarily due to a 2022 settlement with the Department of Energy over spent nuclear fuel storage as well as timing of accruals and payments in working capital accounts.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2022	2021	Variance
Capital, investment and acquisition expenditures	$(5,149)	$(4,657)	$(492)
Other investing items	(343)	(957)	614
Net cash used in investing activities	$(5,492)	$(5,614)	$122
The variance relates primarily to payment made in 2021 to fund ACP's outstanding debt and lower overall investments in the Gas Utilities and Infrastructure and Commercial Renewables segments, partially offset by increases in capital expenditures due to higher overall investments in the Electric Utilities and Infrastructure segment.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2022	2021	Variance
Issuances of long-term debt, net	$2,567	$2,625	$(58)
Issuances of common stock	—	5	(5)
Notes payable, commercial paper and other short-term borrowings	558	415	143
Dividends paid	(1,574)	(1,541)	(33)
Contributions from noncontrolling interests	126	318	(192)
Other financing items	(101)	(72)	(29)
Net cash provided by financing activities	$1,576	$1,750	$(174)
The variance was primarily due to:
•a $192 million decrease in contributions from noncontrolling interests due to fewer project investments financed by tax equity being placed into service in the current year; and
•a $58 million decrease in net proceeds from issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt.
Partially offset by:
•a $143 million increase in net borrowings from notes payable and commercial paper.
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
Foreign Currency Exchange Risk
Duke Energy is exposed to risk resulting from changes in the foreign currency exchange rates as a result of its issuances of long-term debt denominated in a foreign currency. Duke Energy manages foreign currency exchange risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which mitigate foreign currency exchange exposure. See Notes 5, 8 and 10 to the Condensed Consolidated Financial Statements, “Debt and Credit Facilities,” “Derivatives and Hedging” and “Fair Value Measurements," respectively.
Credit Risk
Duke Energy is subject to credit risk from transactions with counterparties to cross-currency swaps related to future interest and principal payments. The credit exposure to such counterparties may take the form of higher costs to meet Duke Energy's future Euro-denominated interest and principal payments in the event of counterparty default. Duke Energy selects highly-rated banks as counterparties and allocates the hedge for each debt issuance across multiple counterparties. The master agreements with the counterparties impose collateral requirements on the parties in certain circumstances indicative of material deterioration in a party's creditworthiness.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants' Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect the Duke Energy Registrants’ financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
Market disruptions may increase the cost of borrowing or adversely affect the ability to access one or more financial markets. Such disruptions could include: economic downturns, unfavorable capital market conditions, market prices for natural gas and coal, geopolitical risks, actual or threatened terrorist attacks, or the overall health of the energy industry. Additionally, rapidly rising interest rates could impact the ability to affordably finance the capital plan or increase rates to customers and could have an impact on our ability to execute on our clean energy strategy. The availability of credit under Duke Energy’s Master Credit Facility depends upon the ability of the banks providing commitments under the facility to provide funds when their obligations to do so arise. Systemic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.
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
4.1
Twenty-seventh Supplemental Indenture, dated as of June 15, 2022, to the indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 16, 2022, File No. 1-32853).
X
4.2
Twelfth Supplemental Indenture dated as of May 13, 2022 between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Citibank, N.A. and form of global notes (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 13, 2022, File No. 1-6196).
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

Date:	August 4, 2022	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2022	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)