Form 10-Q
period 2022-09-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2022-11-04
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at October 31, 2022:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	770,062,772
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Inc. and Duke Energy

AFUDC	Allowance for funds used during construction

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

CCR	Coal Combustion Residuals

the company	Duke Energy Corporation and its subsidiaries

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DOE	Department of Energy

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPS	Earnings Per Share

ERCOT	Electric Reliability Council of Texas

ETR	Effective tax rate

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GIC	GIC Private Limited, Singapore's sovereign wealth fund and an experienced investor in U.S. infrastructure

GWh	Gigawatt-hours

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

GLOSSARY OF TERMS

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MGP Settlement	Stipulation and Recommendation filed jointly by Duke Energy Ohio the staff of the PUCO, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

Piedmont	Piedmont Natural Gas Company, Inc.

PJM	Pennsylvania-New Jersey-Maryland Interconnection

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Operating Revenues
Regulated electric	$7,374	$6,495	$19,381	$16,972
Regulated natural gas	397	263	1,824	1,314
Nonregulated electric and other	197	193	580	573
Total operating revenues	7,968	6,951	21,785	18,859
Operating Expenses
Fuel used in electric generation and purchased power	2,629	1,844	6,418	4,702
Cost of natural gas	189	75	859	430
Operation, maintenance and other	1,394	1,507	4,471	4,319
Depreciation and amortization	1,364	1,265	3,986	3,698
Property and other taxes	378	371	1,149	1,073
Impairment of assets and other charges	(4)	211	202	342
Total operating expenses	5,950	5,273	17,085	14,564
Gains on Sales of Other Assets and Other, net	6	9	16	11
Operating Income	2,024	1,687	4,716	4,306
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	26	22	87	14
Other income and expenses, net	89	238	293	493
Total other income and expenses	115	260	380	507
Interest Expense	621	581	1,815	1,688
Income From Continuing Operations Before Income Taxes	1,518	1,366	3,281	3,125
Income Tax Expense From Continuing Operations	128	90	191	210
Income From Continuing Operations	1,390	1,276	3,090	2,915
Income From Discontinued Operations, net of tax	23	—	23	—
Net Income	1,413	1,276	3,113	2,915
Add: Net Loss Attributable to Noncontrolling Interests	9	129	73	247
Net Income Attributable to Duke Energy Corporation	1,422	1,405	3,186	3,162
Less: Preferred Dividends	39	39	92	92
Net Income Available to Duke Energy Corporation Common Stockholders	$1,383	$1,366	$3,094	$3,070

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.78	$1.79	$4.00	$4.00
Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$0.03	$—	$0.03	$—
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.81	$1.79	$4.03	$4.00
Weighted Average Shares Outstanding
Basic and Diluted	770	769	770	769

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net Income	$1,413	$1,276	$3,113	$2,915
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	(7)	1	(3)	3
Net unrealized gains (losses) on cash flow hedges	14	9	276	(59)
Reclassification into earnings from cash flow hedges	—	2	9	9
Net unrealized losses on fair value hedges	(8)	—	(20)	—
Unrealized gains (losses) on available-for-sale securities	1	(2)	(20)	(6)
Other Comprehensive Income (Loss), net of tax	—	10	242	(53)
Comprehensive Income	1,413	1,286	3,355	2,862
Add: Comprehensive Loss Attributable to Noncontrolling Interests	4	128	56	240
Comprehensive Income Attributable to Duke Energy	1,417	1,414	3,411	3,102
Less: Preferred Dividends	39	39	92	92
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,378	$1,375	$3,319	$3,010
(a)Net of income tax expense of approximately $72 million for the nine months ended September, 30, 2022 and income tax benefit of $16 million for the nine months ended September 30, 2021. All other periods presented include immaterial income tax impacts.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$453	$343
Receivables (net of allowance for doubtful accounts of $38 at 2022 and $46 at 2021)	1,092	1,173
Receivables of VIEs (net of allowance for doubtful accounts of $136 at 2022 and $76 at 2021)	3,120	2,437
Inventory	3,487	3,199
Regulatory assets (includes $105 at 2022 and 2021 related to VIEs)	3,576	2,150
Other (includes $243 at 2022 and $256 at 2021 related to VIEs)	1,244	638
Total current assets	12,972	9,940
Property, Plant and Equipment
Cost	169,053	161,819
Accumulated depreciation and amortization	(53,241)	(50,555)
Facilities to be retired, net	95	144
Net property, plant and equipment	115,907	111,408
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,742 at 2022 and $1,823 at 2021 related to VIEs)	13,835	12,487
Nuclear decommissioning trust funds	8,123	10,401
Operating lease right-of-use assets, net	1,199	1,266
Investments in equity method unconsolidated affiliates	951	970
Other (includes $164 at 2022 and $92 at 2021 related to VIEs)	4,050	3,812
Total other noncurrent assets	47,461	48,239
Total Assets	$176,340	$169,587
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,175	$3,629
Notes payable and commercial paper	3,606	3,304
Taxes accrued	946	749
Interest accrued	596	533
Current maturities of long-term debt (includes $635 at 2022 and $243 at 2021 related to VIEs)	3,249	3,387
Asset retirement obligations	798	647
Regulatory liabilities	1,338	1,211
Other	2,204	2,471
Total current liabilities	16,912	15,931
Long-Term Debt (includes $4,387 at 2022 and $4,854 at 2021 related to VIEs)	66,060	60,448
Other Noncurrent Liabilities
Deferred income taxes	10,244	9,379
Asset retirement obligations	12,152	12,129
Regulatory liabilities	14,017	16,152
Operating lease liabilities	1,004	1,074
Accrued pension and other post-retirement benefit costs	995	855
Investment tax credits	851	833
Other (includes $202 at 2022 and $319 at 2021 related to VIEs)	1,936	1,650
Total other noncurrent liabilities	41,199	42,072
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2022 and 2021	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2022 and 2021	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 770 million shares outstanding at 2022 and 769 million shares outstanding at 2021	1	1
Additional paid-in capital	44,397	44,371
Retained earnings	4,063	3,265
Accumulated other comprehensive loss	(78)	(303)
Total Duke Energy Corporation stockholders' equity	50,345	49,296
Noncontrolling interests	1,824	1,840
Total equity	52,169	51,136
Total Liabilities and Equity	$176,340	$169,587

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,113	$2,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	4,414	4,189
Equity component of AFUDC	(151)	(126)
Impairment of assets and other charges	202	342
Deferred income taxes	209	206
Equity in earnings of unconsolidated affiliates	(87)	(14)
Contributions to qualified pension plans	(58)	—
Payments for asset retirement obligations	(418)	(389)
Provision for rate refunds	(97)	(41)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	33	116
Receivables	(356)	(167)
Inventory	(290)	268
Other current assets(a)	(2,403)	(643)
Increase (decrease) in
Accounts payable	504	(146)
Taxes accrued	206	431
Other current liabilities	263	10
Other assets	(84)	199
Other liabilities	188	77
Net cash provided by operating activities	5,188	7,227
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,148)	(7,089)
Contributions to equity method investments	(37)	(30)
Purchases of debt and equity securities	(3,619)	(4,292)
Proceeds from sales and maturities of debt and equity securities	3,691	4,335
Disbursements to canceled equity method investments	—	(855)
Other	(517)	(269)
Net cash used in investing activities	(8,630)	(8,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	9,466	6,379
Issuance of common stock	—	5
Payments for the redemption of long-term debt	(3,803)	(3,696)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	80	109
Payments for the redemption of short-term debt with original maturities greater than 90 days	(287)	(997)
Notes payable and commercial paper	476	165
Contributions from noncontrolling interests	132	1,556
Dividends paid	(2,389)	(2,340)
Other	(124)	(21)
Net cash provided by financing activities	3,551	1,160
Net increase in cash, cash equivalents and restricted cash	109	187
Cash, cash equivalents and restricted cash at beginning of period	520	556
Cash, cash equivalents and restricted cash at end of period	$629	$743
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,387	$998
(a)    Includes approximately $2.2 billion of under-collected deferred fuel regulatory assets for the nine months ended September 30, 2022
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2021 and 2022
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(c)	Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2021	$1,962	769	$1	$43,788	$2,687	$(234)	$2	$(74)	$48,132	$1,413	$49,545
Net income (loss)	—	—	—	—	1,366	—	—	—	1,366	(129)	1,237
Other comprehensive income (loss)	—	—	—	—	—	10	(2)	1	9	1	10
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	20	—	—	—	—	20	—	20
Common stock dividends	—	—	—	—	(760)	—	—	—	(760)	—	(760)
Sale of noncontrolling interest(a)	—	—	—	545	—	—	—	—	545	454	999
Contribution from noncontrolling interests, net of transaction costs(b)	—	—	—	(3)	—	—	—	—	(3)	213	210
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(22)	(22)
Other	—	—	—	(2)	—	—	—	—	(2)	3	1
Balance at September 30, 2021	$1,962	$769	$1	$44,348	$3,293	$(224)	$—	$(73)	$49,307	$1,933	$51,240

Balance at June 30, 2022	$1,962	770	$1	$44,373	$3,457	$15	$(23)	$(65)	$49,720	$1,864	$51,584
Net income (loss)	—	—	—	—	1,383	—	—	—	1,383	(9)	1,374
Other comprehensive income (loss)	—	—	—	—	—	1	1	(7)	(5)	5	—
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	21	—	—	—	—	21	—	21
Common stock dividends	—	—	—	—	(776)	—	—	—	(776)	—	(776)
Contribution from noncontrolling interests, net of transaction costs(b)	—	—	—	—	—	—	—	—	—	6	6
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(42)	(42)
Other	—	—	—	3	(1)	—	—	—	2	—	2
Balance at September 30, 2022	$1,962	$770	$1	$44,397	$4,063	$16	$(22)	$(72)	$50,345	$1,824	$52,169

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2021 and 2022
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(c)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
Net income (loss)	—	—	—	—	3,070	—	—	—	3,070	(247)	2,823
Other comprehensive (loss) income	—	—	—	—	—	(57)	(6)	3	(60)	7	(53)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	43	—	—	—	—	43	—	43
Common stock dividends	—	—	—	—	(2,248)	—	—	—	(2,248)	—	(2,248)
Sale of noncontrolling interest(a)	—	—	—	545	—	—	—	—	545	454	999
Contributions from noncontrolling interests, net of transaction costs(b)	—	—	—	(6)	—	—	—	—	(6)	531	525
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(34)	(34)
Other	—	—	—	(1)	—	—	—	—	(1)	2	1
Balance at September 30, 2021	$1,962	769	$1	$44,348	$3,293	$(224)	$—	$(73)	$49,307	$1,933	$51,240

Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
Net income (loss)	—	—	—	—	3,094	—	—	—	3,094	(73)	3,021
Other comprehensive income (loss)	—	—	—	—	—	248	(20)	(3)	225	17	242
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	41	—	—	—	—	41	—	41
Common stock dividends	—	—	—	—	(2,297)	—	—	—	(2,297)	—	(2,297)
Sale of noncontrolling interest	—	—	—	(17)	—	—	—	—	(17)	38	21
Contributions from noncontrolling interests, net of transaction costs(b)	—	—	—	—	—	—	—	—	—	94	94
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(92)	(92)
Other	—	—	—	2	1	—	—	—	3	—	3
Balance at September 30, 2022	$1,962	770	$1	$44,397	$4,063	$16	$(22)	$(72)	$50,345	$1,824	$52,169
(a)Relates to the sale of a noncontrolling interest in Duke Energy Indiana. See Note 2 for additional discussion.
(b)Relates primarily to tax equity financing activity in the Commercial Renewables segment.
(c)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$2,175	$2,104	$5,844	$5,430
Operating Expenses
Fuel used in electric generation and purchased power	544	452	1,423	1,218
Operation, maintenance and other	436	471	1,410	1,347
Depreciation and amortization	375	366	1,138	1,088
Property and other taxes	88	91	258	248
Impairment of assets and other charges	6	163	(3)	238
Total operating expenses	1,449	1,543	4,226	4,139
Gains (Losses) on Sales of Other Assets and Other, net	4	(1)	4	1
Operating Income	730	560	1,622	1,292
Other Income and Expenses, net	59	126	172	218
Interest Expense	131	137	415	400
Income Before Income Taxes	658	549	1,379	1,110
Income Tax Expense	34	16	87	40
Net Income and Comprehensive Income	$624	$533	$1,292	$1,070

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$36	$7
Receivables (net of allowance for doubtful accounts of $2 at 2022 and $1 at 2021)	318	300
Receivables of VIEs (net of allowance for doubtful accounts of $60 at 2022 and $41 at 2021)	932	844
Receivables from affiliated companies	297	190
Inventory	1,112	1,026
Regulatory assets (includes $12 at 2022 and 2021 related to VIEs)	995	544
Other (includes $5 at 2022 and $0 at 2021 related to VIEs)	267	95
Total current assets	3,957	3,006
Property, Plant and Equipment
Cost	53,878	51,874
Accumulated depreciation and amortization	(18,504)	(17,854)
Facilities to be retired, net	86	102
Net property, plant and equipment	35,460	34,122
Other Noncurrent Assets
Regulatory assets (includes $211 at 2022 and $220 at 2021 related to VIEs)	3,969	2,935
Nuclear decommissioning trust funds	4,481	5,759
Operating lease right-of-use assets, net	87	92
Other	1,179	1,248
Total other noncurrent assets	9,716	10,034
Total Assets	$49,133	$47,162
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,184	$988
Accounts payable to affiliated companies	196	266
Notes payable to affiliated companies	584	226
Taxes accrued	265	274
Interest accrued	118	125
Current maturities of long-term debt (includes $10 at 2022 and $5 at 2021 related to VIEs)	1,019	362
Asset retirement obligations	278	249
Regulatory liabilities	442	487
Other	565	546
Total current liabilities	4,651	3,523
Long-Term Debt (includes $718 at 2022 and $703 at 2021 related to VIEs)	12,903	12,595
Long-Term Debt Payable to Affiliated Companies	300	318
Other Noncurrent Liabilities
Deferred income taxes	4,107	3,634
Asset retirement obligations	5,115	5,052
Regulatory liabilities	5,974	7,198
Operating lease liabilities	73	78
Accrued pension and other post-retirement benefit costs	39	50
Investment tax credits	301	287
Other	537	536
Total other noncurrent liabilities	16,146	16,835
Commitments and Contingencies
Equity
Member's equity	15,139	13,897
Accumulated other comprehensive loss	(6)	(6)
Total equity	15,133	13,891
Total Liabilities and Equity	$49,133	$47,162

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,292	$1,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,335	1,295
Equity component of AFUDC	(75)	(46)
Gains on sales of other assets	—	(1)
Impairment of assets and other charges	(3)	238
Deferred income taxes	230	(146)
Contributions to qualified pension plans	(15)	—
Payments for asset retirement obligations	(137)	(132)
Provision for rate refunds	(55)	(29)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(1)
Receivables	(17)	(172)
Receivables from affiliated companies	(107)	39
Inventory	(86)	41
Other current assets(a)	(1,139)	(153)
Increase (decrease) in
Accounts payable	104	(254)
Accounts payable to affiliated companies	(88)	(15)
Taxes accrued	(9)	315
Other current liabilities	279	72
Other assets	22	52
Other liabilities	(269)	167
Net cash provided by operating activities	1,262	2,340
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,313)	(1,947)
Purchases of debt and equity securities	(2,083)	(2,465)
Proceeds from sales and maturities of debt and equity securities	2,083	2,465
Other	(185)	(122)
Net cash used in investing activities	(2,498)	(2,069)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,352	1,367
Payments for the redemption of long-term debt	(389)	(616)
Notes payable to affiliated companies	358	(421)
Distributions to parent	(50)	(600)
Other	(1)	(1)
Net cash provided by (used in) financing activities	1,270	(271)
Net increase in cash, cash equivalents and restricted cash	34	—
Cash, cash equivalents and restricted cash at beginning of period	8	21
Cash, cash equivalents and restricted cash at end of period	$42	$21
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$460	$308
(a)    Includes approximately $1.1 billion of under-collected deferred fuel regulatory assets for the nine months ended September 30, 2022
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2021 and 2022
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at June 30, 2021	$13,399	$(7)	$13,392
Net income	533	—	533
Distributions to parent	(300)	—	(300)
Other	(1)	—	(1)
Balance at September 30, 2021	$13,631	$(7)	$13,624

Balance at June 30, 2022	$14,515	$(6)	$14,509
Net income	624	—	624
Balance at September 30, 2022	$15,139	$(6)	$15,133

	Nine Months Ended September 30, 2021 and 2022
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2020	$13,161	$(7)	$13,154
Net income	1,070	—	1,070
Distributions to parent	(600)	—	(600)
Balance at September 30, 2021	$13,631	$(7)	$13,624

Balance at December 31, 2021	$13,897	$(6)	$13,891
Net income	1,292	—	1,292
Distributions to parent	(50)	—	(50)
Balance at September 30, 2022	$15,139	$(6)	$15,133

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$3,881	$3,233	$10,087	$8,417
Operating Expenses
Fuel used in electric generation and purchased power	1,605	1,074	3,927	2,702
Operation, maintenance and other	581	636	1,829	1,863
Depreciation and amortization	562	504	1,607	1,430
Property and other taxes	169	144	472	419
Impairment of assets and other charges	—	42	4	79
Total operating expenses	2,917	2,400	7,839	6,493
Gains on Sales of Other Assets and Other, net	3	8	6	9
Operating Income	967	841	2,254	1,933
Other Income and Expenses, net	45	86	150	167
Interest Expense	197	200	616	592
Income Before Income Taxes	815	727	1,788	1,508
Income Tax Expense	129	94	289	174
Net Income	686	633	1,499	1,334
Less: Net Income Attributable to Noncontrolling Interests	—	1	1	1
Net Income Attributable to Parent	$686	$632	$1,498	$1,333

Net Income	$686	$633	$1,499	$1,334
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	(1)	—	—
Net unrealized gains on cash flow hedges	—	1	1	2
Unrealized losses on available-for-sale securities	(1)	—	(4)	—
Other Comprehensive (Loss) Income, net of tax	(1)	—	(3)	2
Comprehensive Income	$685	$633	$1,496	$1,336
Less: Comprehensive Income Attributable to Noncontrolling Interests	—	1	1	1
Comprehensive Income Attributable to Parent	$685	$632	$1,495	$1,335

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$101	$70
Receivables (net of allowance for doubtful accounts of $12 at 2022 and $11 at 2021)	292	247
Receivables of VIEs (net of allowance for doubtful accounts of $55 at 2022 and $25 at 2021)	1,344	1,006
Receivables from affiliated companies	29	121
Notes receivable from affiliated companies	232	—
Inventory	1,549	1,398
Regulatory assets (includes $93 at 2022 and 2021 related to VIEs)	1,871	1,030
Other (includes $34 at 2022 and $39 at 2021 related to VIEs)	365	125
Total current assets	5,783	3,997
Property, Plant and Equipment
Cost	63,753	60,894
Accumulated depreciation and amortization	(20,475)	(19,214)
Facilities to be retired, net	—	26
Net property, plant and equipment	43,278	41,706
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,531 at 2022 and $1,603 at 2021 related to VIEs)	6,520	5,909
Nuclear decommissioning trust funds	3,642	4,642
Operating lease right-of-use assets, net	653	691
Other	1,227	1,242
Total other noncurrent assets	15,697	16,139
Total Assets	$64,758	$61,842
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,431	$1,099
Accounts payable to affiliated companies	475	506
Notes payable to affiliated companies	887	2,809
Taxes accrued	301	128
Interest accrued	183	192
Current maturities of long-term debt (includes $340 at 2022 and $71 at 2021 related to VIEs)	696	1,082
Asset retirement obligations	311	275
Regulatory liabilities	586	478
Other	725	868
Total current liabilities	5,595	7,437
Long-Term Debt (includes $2,004 at 2022 and $2,293 at 2021 related to VIEs)	20,303	19,591
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,015	4,564
Asset retirement obligations	5,892	5,837
Regulatory liabilities	4,949	5,566
Operating lease liabilities	563	606
Accrued pension and other post-retirement benefit costs	397	417
Other	625	526
Total other noncurrent liabilities	17,441	17,516
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2022 and 2021	—	—
Additional paid-in capital	9,626	9,149
Retained earnings	11,687	8,007
Accumulated other comprehensive loss	(14)	(11)
Total Progress Energy, Inc. stockholders' equity	21,299	17,145
Noncontrolling interests	(30)	3
Total equity	21,269	17,148
Total Liabilities and Equity	$64,758	$61,842
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,499	$1,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,826	1,707
Equity component of AFUDC	(50)	(37)
Impairment of assets and other charges	4	79
Deferred income taxes	284	235
Contributions to qualified pension plans	(13)	—
Payments for asset retirement obligations	(207)	(206)
Provision for rate refunds	(44)	(22)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	117
Receivables	(314)	(123)
Receivables from affiliated companies	110	96
Inventory	(154)	120
Other current assets(a)	(1,133)	(347)
Increase (decrease) in
Accounts payable	360	79
Accounts payable to affiliated companies	(31)	(68)
Taxes accrued	173	161
Other current liabilities	216	(36)
Other assets	(262)	(3)
Other liabilities	615	(139)
Net cash provided by operating activities	2,879	2,947
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,130)	(2,628)
Purchases of debt and equity securities	(1,301)	(1,583)
Proceeds from sales and maturities of debt and equity securities	1,357	1,649
Notes receivable from affiliated companies	(232)	—
Other	(88)	(131)
Net cash used in investing activities	(3,394)	(2,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,452	1,190
Payments for the redemption of long-term debt	(1,136)	(977)
Notes payable to affiliated companies	509	154
Dividends to parent	(250)	(700)
Other	(36)	(2)
Net cash provided by (used in) financing activities	539	(335)
Net increase (decrease) in cash, cash equivalents and restricted cash	24	(81)
Cash, cash equivalents and restricted cash at beginning of period	113	200
Cash, cash equivalents and restricted cash at end of period	$137	$119
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$472	$290
(a)    Includes approximately $1 billion of under-collected deferred fuel regulatory assets for the nine months ended September 30, 2022
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2021 and 2022
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Losses on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2021	$9,143	$7,809	$(4)	$(2)	$(7)	$16,939	$3	$16,942
Net income	—	632	—	—	—	632	1	633
Other comprehensive income (loss)	—	—	1	—	(1)	—	—	—
Dividends to parent	—	(700)	—	—	—	(700)	—	(700)
Other	6	2	—	—	—	8	(1)	7
Balance at September 30, 2021	$9,149	$7,743	$(3)	$(2)	$(8)	$16,879	$3	$16,882

Balance at June 30, 2022	$9,149	$11,001	$(1)	$(5)	$(7)	$20,137	$3	$20,140
Net income	—	686	—	—	—	686	—	686
Other comprehensive loss	—	—	—	(1)	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(33)	(33)
Equitization of certain notes payable to affiliates	475	—	—	—	—	475	—	475
Other	2	—	—	—	—	2	—	2
Balance at September 30, 2022	$9,626	$11,687	$(1)	$(6)	$(7)	$21,299	$(30)	$21,269

	Nine Months Ended September 30, 2021 and 2022
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
Net income	—	1,333	—	—	—	1,333	1	1,334
Other comprehensive income	—	—	2	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(700)	—	—	—	(700)	—	(700)
Other	6	1	—	—	—	7	(1)	6
Balance at September 30, 2021	$9,149	$7,743	$(3)	$(2)	$(8)	$16,879	$3	$16,882

Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
Net income	—	1,498	—	—	—	1,498	1	1,499
Other comprehensive income (loss)	—	—	1	(4)	—	(3)	—	(3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Equitization of certain notes payable to affiliates	475	2,431	—	—	—	2,906	—	2,906
Other	2	1	—	—	—	3	—	3
Balance at September 30, 2022	$9,626	$11,687	$(1)	$(6)	$(7)	$21,299	$(30)	$21,269
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$1,969	$1,667	$5,182	$4,417
Operating Expenses
Fuel used in electric generation and purchased power	749	523	1,916	1,368
Operation, maintenance and other	350	368	1,101	1,092
Depreciation and amortization	313	290	890	811
Property and other taxes	46	39	136	129
Impairment of assets and other charges	—	42	4	60
Total operating expenses	1,458	1,262	4,047	3,460
Gains on Sales of Other Assets and Other, net	1	7	2	8
Operating Income	512	412	1,137	965
Other Income and Expenses, net	29	67	83	111
Interest Expense	85	79	260	226
Income Before Income Taxes	456	400	960	850
Income Tax Expense	59	25	129	50
Net Income and Comprehensive Income	$397	$375	$831	$800

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$58	$35
Receivables (net of allowance for doubtful accounts of $4 at 2022 and 2021)	130	127
Receivables of VIEs (net of allowance for doubtful accounts of $37 at 2022 and $17 at 2021)	733	574
Receivables from affiliated companies	19	65
Notes receivable from affiliated companies	329	—
Inventory	980	921
Regulatory assets (includes $39 at 2022 and 2021 related to VIEs)	658	533
Other (includes $17 at 2022 and $0 at 2021 related to VIEs)	189	83
Total current assets	3,096	2,338
Property, Plant and Equipment
Cost	38,503	37,018
Accumulated depreciation and amortization	(14,224)	(13,387)
Facilities to be retired, net	—	26
Net property, plant and equipment	24,279	23,657
Other Noncurrent Assets
Regulatory assets (includes $691 at 2022 and $720 at 2021 related to VIEs)	4,482	4,118
Nuclear decommissioning trust funds	3,204	4,089
Operating lease right-of-use assets, net	383	389
Other	749	792
Total other noncurrent assets	8,818	9,388
Total Assets	$36,193	$35,383
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$504	$476
Accounts payable to affiliated companies	368	310
Notes payable to affiliated companies	—	172
Taxes accrued	161	163
Interest accrued	73	96
Current maturities of long-term debt (includes $34 at 2022 and $15 at 2021 related to VIEs)	368	556
Asset retirement obligations	310	274
Regulatory liabilities	336	381
Other	356	448
Total current liabilities	2,476	2,876
Long-Term Debt (includes $1,114 at 2022 and $1,097 at 2021 related to VIEs)	10,572	9,543
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,388	2,208
Asset retirement obligations	5,529	5,401
Regulatory liabilities	4,179	4,868
Operating lease liabilities	344	350
Accrued pension and other post-retirement benefit costs	212	221
Investment tax credits	125	128
Other	86	87
Total other noncurrent liabilities	12,863	13,263
Commitments and Contingencies
Equity
Member's Equity	10,132	9,551
Total Liabilities and Equity	$36,193	$35,383
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$831	$800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,034	951
Equity component of AFUDC	(37)	(25)
Impairment of assets and other charges	4	60
Deferred income taxes	66	22
Contributions to qualified pension plans	(8)	—
Payments for asset retirement obligations	(133)	(129)
Provision for rate refunds	(44)	(22)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	108
Receivables	(95)	(66)
Receivables from affiliated companies	64	(18)
Inventory	(58)	95
Other current assets	(266)	(79)
Increase (decrease) in
Accounts payable	7	20
Accounts payable to affiliated companies	58	(102)
Taxes accrued	(1)	75
Other current liabilities	122	(36)
Other assets	(105)	48
Other liabilities	39	(32)
Net cash provided by operating activities	1,478	1,670
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,506)	(1,313)
Purchases of debt and equity securities	(1,148)	(1,306)
Proceeds from sales and maturities of debt and equity securities	1,141	1,291
Notes receivable from affiliated companies	(329)	—
Other	(11)	(36)
Net cash used in investing activities	(1,853)	(1,364)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,448	1,190
Payments for the redemption of long-term debt	(612)	(605)
Notes payable to affiliated companies	(172)	(178)
Distributions to parent	(250)	(700)
Other	(1)	(1)
Net cash provided by (used in) financing activities	413	(294)
Net increase in cash, cash equivalents and restricted cash	38	12
Cash, cash equivalents and restricted cash at beginning of period	39	39
Cash, cash equivalents and restricted cash at end of period	$77	$51
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$184	$82

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2021 and 2022
(in millions)	Member's Equity
Balance at June 30, 2021	$9,685
Net income	375
Distributions to parent	(700)
Balance at September 30, 2021	$9,360

Balance at June 30, 2022	$9,735
Net income	397
Balance at September 30, 2022	$10,132

Nine Months Ended
September 30, 2021 and 2022
(in millions)	Member's Equity
Balance at December 31, 2020	$9,260
Net income	800
Distributions to parent	(700)
Balance at September 30, 2021	$9,360

Balance at December 31, 2021	$9,551
Net income	831
Distributions to parent	(250)
Balance at September 30, 2022	$10,132

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$1,907	$1,561	$4,890	$3,987
Operating Expenses
Fuel used in electric generation and purchased power	856	552	2,011	1,335
Operation, maintenance and other	226	263	716	760
Depreciation and amortization	249	214	717	619
Property and other taxes	123	105	335	290
Impairment of assets and other charges	—	—	—	19
Total operating expenses	1,454	1,134	3,779	3,023
Gains on Sales of Other Assets and Other, net	3	1	5	1
Operating Income	456	428	1,116	965
Other Income and Expenses, net	19	18	74	54
Interest Expense	84	79	258	239
Income Before Income Taxes	391	367	932	780
Income Tax Expense	72	70	181	149
Net Income	$319	$297	$751	$631
Other Comprehensive Loss, net of tax
Unrealized losses on available-for-sale securities	(1)	—	(3)	—
Comprehensive Income	$318	$297	$748	$631

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$25	$23
Receivables (net of allowance for doubtful accounts of $8 at 2022 and 2021)	159	117
Receivables of VIEs (net of allowance for doubtful accounts of $18 at 2022 and $8 at 2021)	611	432
Receivables from affiliated companies	6	16
Inventory	569	477
Regulatory assets (includes $54 at 2022 and $54 at 2021 related to VIEs)	1,212	497
Other (includes $17 at 2022 and $39 at 2021 related to VIEs)	162	80
Total current assets	2,744	1,642
Property, Plant and Equipment
Cost	25,243	23,865
Accumulated depreciation and amortization	(6,244)	(5,819)
Net property, plant and equipment	18,999	18,046
Other Noncurrent Assets
Regulatory assets (includes $840 at 2022 and $883 at 2021 related to VIEs)	2,038	1,791
Nuclear decommissioning trust funds	438	553
Operating lease right-of-use assets, net	269	302
Other	431	399
Total other noncurrent assets	3,176	3,045
Total Assets	$24,919	$22,733
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$926	$623
Accounts payable to affiliated companies	119	209
Notes payable to affiliated companies	983	199
Taxes accrued	174	51
Interest accrued	82	68
Current maturities of long-term debt (includes $306 at 2022 and $56 at 2021 related to VIEs)	328	76
Asset retirement obligations	1	1
Regulatory liabilities	250	98
Other	338	408
Total current liabilities	3,201	1,733
Long-Term Debt (includes $890 at 2022 and $1,196 at 2021 related to VIEs)	8,089	8,406
Other Noncurrent Liabilities
Deferred income taxes	2,723	2,434
Asset retirement obligations	363	436
Regulatory liabilities	770	698
Operating lease liabilities	219	256
Accrued pension and other post-retirement benefit costs	156	166
Other	355	309
Total other noncurrent liabilities	4,586	4,299
Commitments and Contingencies
Equity
Member's equity	9,049	8,298
Accumulated other comprehensive loss	(6)	(3)
Total equity	9,043	8,295
Total Liabilities and Equity	$24,919	$22,733

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$751	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	790	752
Equity component of AFUDC	(13)	(12)
Impairment of assets and other charges	—	19
Deferred income taxes	237	207
Contributions to qualified pension plans	(5)	—
Payments for asset retirement obligations	(73)	(77)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	7
Receivables	(218)	(57)
Receivables from affiliated companies	10	—
Inventory	(95)	25
Other current assets(a)	(814)	(247)
Increase (decrease) in
Accounts payable	354	59
Accounts payable to affiliated companies	(90)	44
Taxes accrued	123	95
Other current liabilities	72	(5)
Other assets	(162)	(46)
Other liabilities	37	(94)
Net cash provided by operating activities	904	1,301
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,624)	(1,316)
Purchases of debt and equity securities	(153)	(277)
Proceeds from sales and maturities of debt and equity securities	216	358
Other	(76)	(95)
Net cash used in investing activities	(1,637)	(1,330)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	4	—
Payments for the redemption of long-term debt	(74)	(372)
Notes payable to affiliated companies	784	408
Other	(1)	—
Net cash provided by financing activities	713	36
Net (decrease) increase in cash, cash equivalents and restricted cash	(20)	7
Cash, cash equivalents and restricted cash at beginning of period	62	50
Cash, cash equivalents and restricted cash at end of period	$42	$57
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$288	$208
(a)    Includes approximately $746 million of under-collected deferred fuel regulatory assets for the nine months ended September 30, 2022
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2021 and 2022
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at June 30, 2021	$7,893	$(2)	$7,891
Net income	297	—	297
Balance at September 30, 2021	$8,190	$(2)	$8,188

Balance at June 30, 2022	$8,730	$(5)	$8,725
Net income	319	—	319
Other comprehensive loss	—	(1)	(1)
Balance at September 30, 2022	$9,049	$(6)	$9,043

	Nine Months Ended September 30, 2021 and 2022
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2020	$7,560	$(2)	$7,558
Net income	631	—	631
Other	(1)	—	(1)
Balance at September 30, 2021	$8,190	$(2)	$8,188

Balance at December 31, 2021	$8,298	$(3)	$8,295
Net income	751	—	751
Other comprehensive loss	—	(3)	(3)
Balance at September 30, 2022	$9,049	$(6)	$9,043
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating Revenues
Regulated electric	$507	$413	$1,320	$1,119
Regulated natural gas	121	93	491	375
Total operating revenues	628	506	1,811	1,494
Operating Expenses
Fuel used in electric generation and purchased power	185	119	439	294
Cost of natural gas	21	9	174	76
Operation, maintenance and other	121	116	408	335
Depreciation and amortization	84	79	247	228
Property and other taxes	79	91	272	266
Impairment of assets and other charges	(11)	—	(11)	5
Total operating expenses	479	414	1,529	1,204
Losses on Sales of Other Assets and Other, net	(1)	—	—	—
Operating Income	148	92	282	290
Other Income and Expenses, net	4	4	16	14
Interest Expense	32	29	92	82
Income Before Income Taxes	120	67	206	222
Income Tax Expense (Benefit)	17	9	(30)	34
Net Income and Comprehensive Income	$103	$58	$236	$188

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$9	$13
Receivables (net of allowance for doubtful accounts of $6 at 2022 and $4 at 2021)	88	96
Receivables from affiliated companies	211	122
Notes receivable from affiliated companies	—	15
Inventory	118	116
Regulatory assets	81	72
Other	115	57
Total current assets	622	491
Property, Plant and Equipment
Cost	12,283	11,725
Accumulated depreciation and amortization	(3,203)	(3,106)
Generation facilities to be retired, net	—	6
Net property, plant and equipment	9,080	8,625
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	584	635
Operating lease right-of-use assets, net	18	19
Other	91	84
Total other noncurrent assets	1,613	1,658
Total Assets	$11,315	$10,774
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$327	$348
Accounts payable to affiliated companies	60	64
Notes payable to affiliated companies	501	103
Taxes accrued	231	275
Interest accrued	33	30
Current maturities of long-term debt	300	—
Asset retirement obligations	23	13
Regulatory liabilities	71	62
Other	86	82
Total current liabilities	1,632	977
Long-Term Debt	2,919	3,168
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,133	1,050
Asset retirement obligations	132	123
Regulatory liabilities	572	739
Operating lease liabilities	18	18
Accrued pension and other post-retirement benefit costs	86	109
Other	97	101
Total other noncurrent liabilities	2,038	2,140
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2022 and 2021	762	762
Additional paid-in capital	3,100	3,100
Retained earnings	839	602
Total equity	4,701	4,464
Total Liabilities and Equity	$11,315	$10,774

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$236	$188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251	231
Equity component of AFUDC	(7)	(5)
Impairment of assets and other charges	(11)	5
Deferred income taxes	(13)	27
Contributions to qualified pension plans	(3)	—
Payments for asset retirement obligations	(7)	(1)
Provision for rate refunds	5	12
(Increase) decrease in
Receivables	8	(9)
Receivables from affiliated companies	11	(11)
Inventory	(2)	(4)
Other current assets	(60)	(34)
Increase (decrease) in
Accounts payable	(6)	27
Accounts payable to affiliated companies	(4)	(9)
Taxes accrued	(44)	(37)
Other current liabilities	(76)	(12)
Other assets	(54)	(35)
Other liabilities	80	8
Net cash provided by operating activities	304	341
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(623)	(615)
Notes receivable from affiliated companies	(85)	36
Other	(47)	(42)
Net cash used in investing activities	(755)	(621)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	50	—
Notes payable to affiliated companies	399	282
Other	(2)	—
Net cash provided by financing activities	447	282
Net (decrease) increase in cash and cash equivalents	(4)	2
Cash and cash equivalents at beginning of period	13	14
Cash and cash equivalents at end of period	$9	$16
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$119	$103

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2021 and 2022
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at June 30, 2021	$762	$2,776	$527	$4,065
Net income	—	—	58	58
Balance at September 30, 2021	$762	$2,776	$585	$4,123

Balance at June 30, 2022	$762	$3,100	$735	$4,597
Net income	—	—	103	103
Other	—	—	1	1
Balance at September 30, 2022	$762	$3,100	$839	$4,701

	Nine Months Ended September 30, 2021 and 2022
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2020	$762	$2,776	$397	$3,935
Net income	—	—	188	188
Balance at September 30, 2021	$762	$2,776	$585	$4,123

Balance at December 31, 2021	$762	$3,100	$602	$4,464
Net income	—	—	236	236
Other	—	—	1	1
Balance at September 30, 2022	$762	$3,100	$839	$4,701
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$1,095	$886	$2,835	$2,366
Operating Expenses
Fuel used in electric generation and purchased power	556	292	1,234	710
Operation, maintenance and other	177	173	551	543
Depreciation and amortization	167	154	478	458
Property and other taxes	13	16	60	57
Impairment of assets and other charges	—	—	211	8
Total operating expenses	913	635	2,534	1,776
Gains on Sales of Other Assets and Other, net	—	1	—	—
Operating Income	182	252	301	590
Other Income and Expenses, net	9	12	27	31
Interest Expense	48	49	138	148
Income Before Income Taxes	143	215	190	473
Income Tax Expense	24	34	1	77
Net Income and Comprehensive Income	$119	$181	$189	$396

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$32	$6
Receivables (net of allowance for doubtful accounts of $4 at 2022 and $3 at 2021)	106	100
Receivables from affiliated companies	247	98
Notes receivable from affiliated companies	—	134
Inventory	452	418
Regulatory assets	384	277
Other	245	68
Total current assets	1,466	1,101
Property, Plant and Equipment
Cost	17,916	17,343
Accumulated depreciation and amortization	(5,920)	(5,583)
Net property, plant and equipment	11,996	11,760
Other Noncurrent Assets
Regulatory assets	1,030	1,278
Operating lease right-of-use assets, net	49	53
Other	275	296
Total other noncurrent assets	1,354	1,627
Total Assets	$14,816	$14,488
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$310	$282
Accounts payable to affiliated companies	72	221
Notes payable to affiliated companies	483	—
Taxes accrued	74	73
Interest accrued	59	49
Current maturities of long-term debt	3	84
Asset retirement obligations	185	110
Regulatory liabilities	175	127
Other	178	105
Total current liabilities	1,539	1,051
Long-Term Debt	4,157	4,089
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,323	1,303
Asset retirement obligations	773	877
Regulatory liabilities	1,468	1,565
Operating lease liabilities	47	50
Accrued pension and other post-retirement benefit costs	135	167
Investment tax credits	186	177
Other	59	44
Total other noncurrent liabilities	3,991	4,183
Commitments and Contingencies
Equity
Member's Equity	4,979	5,015
Total Liabilities and Equity	$14,816	$14,488

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$189	$396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	481	460
Equity component of AFUDC	(12)	(19)
Impairment of assets and other charges	211	8
Deferred income taxes	(26)	19
Contributions to qualified pension plans	(5)	—
Payments for asset retirement obligations	(67)	(49)
(Increase) decrease in
Receivables	(1)	(7)
Receivables from affiliated companies	17	17
Inventory	(34)	106
Other current assets	(181)	(58)
Increase (decrease) in
Accounts payable	44	46
Accounts payable to affiliated companies	(24)	(15)
Taxes accrued	5	25
Other current liabilities	18	23
Other assets	8	11
Other liabilities	9	3
Net cash provided by operating activities	632	966
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(643)	(584)
Purchases of debt and equity securities	(43)	(34)
Proceeds from sales and maturities of debt and equity securities	32	16
Notes receivable from affiliated companies	(32)	(218)
Other	(38)	(8)
Net cash used in investing activities	(724)	(828)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	67	—
Payments for the redemption of long-term debt	(81)	—
Notes payable to affiliated companies	483	(131)
Distributions to parent	(350)	—
Other	(1)	—
Net cash provided by (used in) financing activities	118	(131)
Net increase in cash and cash equivalents	26	7
Cash and cash equivalents at beginning of period	6	7
Cash and cash equivalents at end of period	$32	$14
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$102	$105
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2021 and 2022
(in millions)	Member's Equity
Balance at June 30, 2021	$4,999
Net income	181
Distributions to parent	(125)
Balance at September 30, 2021	$5,055

Balance at June 30, 2022	$4,861
Net income	119
Other	$(1)
Balance at September 30, 2022	$4,979

Nine Months Ended
September 30, 2021 and 2022
(in millions)	Member's Equity
Balance at December 31, 2020	$4,783
Net income	396
Distributions to parent	(125)
Other	1
Balance at September 30, 2021	$5,055

Balance at December 31, 2021	$5,015
Net income	189
Distributions to parent	(225)
Balance at September 30, 2022	$4,979

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating Revenues	$306	$195	$1,421	$1,016
Operating Expenses
Cost of natural gas	168	66	685	354
Operation, maintenance and other	87	77	270	231
Depreciation and amortization	56	51	166	150
Property and other taxes	13	16	44	44
Impairment of assets and other charges	1	4	1	9
Total operating expenses	325	214	1,166	788
Gains on Sales of Other Assets and Other, net	—	—	4	—
Operating (Loss) Income	(19)	(19)	259	228
Other Income and Expenses, net	13	16	41	51
Interest Expense	36	29	102	88
(Loss) Income Before Income Taxes	(42)	(32)	198	191
Income Tax (Benefit) Expense	(9)	(8)	18	16
Net (Loss) Income and Comprehensive (Loss) Income	$(33)	$(24)	$180	$175

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $14 at 2022 and $15 at 2021)	$116	$318
Receivables from affiliated companies	10	11
Inventory	135	109
Regulatory assets	161	141
Other	90	9
Total current assets	512	588
Property, Plant and Equipment
Cost	10,561	9,918
Accumulated depreciation and amortization	(2,028)	(1,899)
Facilities to be retired, net	9	11
Net property, plant and equipment	8,542	8,030
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	379	316
Operating lease right-of-use assets, net	13	16
Investments in equity method unconsolidated affiliates	79	95
Other	299	288
Total other noncurrent assets	819	764
Total Assets	$9,873	$9,382
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$284	$196
Accounts payable to affiliated companies	35	40
Notes payable to affiliated companies	308	518
Taxes accrued	45	63
Interest accrued	43	37
Regulatory liabilities	65	56
Other	84	81
Total current liabilities	864	991
Long-Term Debt	3,363	2,968
Other Noncurrent Liabilities
Deferred income taxes	870	815
Asset retirement obligations	23	22
Regulatory liabilities	1,032	1,058
Operating lease liabilities	11	14
Accrued pension and other post-retirement benefit costs	7	7
Other	174	158
Total other noncurrent liabilities	2,117	2,074
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2022 and 2021	1,635	1,635
Retained earnings	1,894	1,714
Total equity	3,529	3,349
Total Liabilities and Equity	$9,873	$9,382

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168	152
Equity component of AFUDC	(7)	(19)
Impairment of assets and other charges	1	10
Deferred income taxes	13	10
Equity in earnings from unconsolidated affiliates	(5)	(7)
Contributions to qualified pension plans	(2)	—
Provision for rate refunds	(3)	(3)
(Increase) decrease in
Receivables	198	151
Receivables from affiliated companies	1	(1)
Inventory	(26)	—
Other current assets	(91)	7
Increase (decrease) in
Accounts payable	24	(55)
Accounts payable to affiliated companies	(5)	(48)
Taxes accrued	(18)	17
Other current liabilities	23	(32)
Other assets	(8)	3
Other liabilities	(3)	2
Net cash provided by operating activities	440	362
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(598)	(628)
Contributions to equity method investments	(8)	(9)
Return of investment capital	—	1
Other	(17)	(23)
Net cash used in investing activities	(623)	(659)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	394	347
Payments for the redemption of long-term debt	—	(160)
Notes payable to affiliated companies	(210)	(215)
Capital contributions from parent	—	325
Other	(1)	—
Net cash provided by financing activities	183	297
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$163	$115

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2021 and 2022
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at June 30, 2021	$1,635	$1,604	$3,239
Net loss	—	(24)	(24)
Other	—	(1)	(1)
Balance at September 30, 2021	$1,635	$1,579	$3,214

Balance at June 30, 2022	$1,635	$1,927	$3,562
Net loss	—	(33)	(33)
Balance at September 30, 2022	$1,635	$1,894	$3,529

	Nine Months Ended September 30, 2021 and 2022
	Common	Retained	Total
(in millions)	Stock	Earnings	Equity
Balance at December 31, 2020	$1,310	$1,405	$2,715
Net income	—	175	175
Contribution from parent	325	—	325
Other	—	(1)	(1)
Balance at September 30, 2021	$1,635	$1,579	$3,214

Balance at December 31, 2021	$1,635	$1,714	$3,349
Net income	—	180	180
Balance at September 30, 2022	$1,635	$1,894	$3,529

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in the Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2021.
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
COMMERCIAL RENEWABLES STRATEGIC REVIEW
On November 1, 2022, the Board of Directors committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind lease for Carolina Long Bay. Duke Energy is actively marketing the business as two separate disposal units, the utility scale solar and wind unit and the distributed generation unit. Non-binding offers were received for the utility scale solar and wind unit in late October 2022. We are evaluating the initial offers and expect to receive final offers from select bidders in early 2023. Non-binding offers for the distributed generation unit are also expected in early 2023. Duke Energy expects to dispose of both units in mid-2023. In the fourth quarter of 2022, Duke Energy will reclassify the Commercial Renewables business segment to assets held for sale and report it as a discontinued operation. Duke Energy could record a material impairment loss in the fourth quarter of 2022 if the carrying value of one or both of the units is not expected to be recovered. If the proceeds exceed the carrying value of one or both of the units, a gain would be recognized at the closing of the transaction in mid-2023. Proceeds from a successful sale are expected to be used for debt reduction and avoidance.
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
The following table presents allocated losses to noncontrolling interest for the three and nine months ended September 30, 2022, and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Noncontrolling Interest Allocation of Income
Allocated losses to noncontrolling tax equity members utilizing the HLBV method	$11	$119	$78	$217
Allocated (income) losses to noncontrolling members based on pro rata shares of ownership	(2)	10	(5)	30
Total Noncontrolling Interest Allocated Losses	$9	$129	$73	$247
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

	September 30, 2022					December 31, 2021
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$453	$36	$101	$58	$25	$343	$7	$70	$35	$23
Other	164	5	34	17	17	170	—	39	—	39
Other Noncurrent Assets
Other	12	1	2	2	—	7	1	4	4	—
Total cash, cash equivalents and restricted cash	$629	$42	$137	$77	$42	$520	$8	$113	$39	$62
INVENTORY
Provisions for inventory write-offs were not material at September 30, 2022, and December 31, 2021. The components of inventory are presented in the tables below.

	September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,583	$863	$1,167	$786	$381	$91	$329	$13
Coal	556	215	202	87	115	18	121	—
Natural gas, oil and other fuel	348	34	180	107	73	9	2	122
Total inventory	$3,487	$1,112	$1,549	$980	$569	$118	$452	$135

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,397	$793	$1,067	$729	$338	$80	$311	$14
Coal	486	195	167	94	73	19	105	—
Natural gas, oil and other fuel	316	38	164	98	66	17	2	95
Total inventory	$3,199	$1,026	$1,398	$921	$477	$116	$418	$109
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022 and recorded an asset of $150 million related to the arrangement in Other within Other noncurrent assets.
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
The Commercial Renewables segment is primarily comprised of nonregulated utility-scale wind and solar generation assets located throughout the U.S. See Note 1 for information on the strategic review of the Commercial Renewables business segment. Duke Energy continued to monitor recoverability of its renewable merchant plants located in the ERCOT West market and in the PJM West market during the third quarter of 2022 due to fluctuating market pricing and long-term forecasted energy prices. The assets were not impaired as of September 30, 2022, because the carrying value of approximately $192 million continued to be supported by the expected cash flows. Duke Energy has a 51% ownership interest in these assets.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's ownership interest in National Methanol Company.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended September 30, 2022
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,431	$404	$127	$7,962	$6	$—	$7,968
Intersegment revenues	8	23	3	34	23	(57)	—
Total revenues	$7,439	$427	$130	$7,996	$29	$(57)	$7,968
Segment income (loss)(a)	$1,540	$4	$2	$1,546	$(186)	$—	$1,360
Less: Noncontrolling interests							9
Add: Preferred stock dividend							39
Income from discontinued operations, net of tax(b)							23
Net Income							$1,413
Segment assets	$149,518	$15,800	$7,507	$172,825	$3,519	$(4)	$176,340

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended September 30, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,560	$266	$117	$6,943	$8	$—	$6,951
Intersegment revenues	9	23	—	32	20	(52)	—
Total revenues	$6,569	$289	$117	$6,975	$28	$(52)	$6,951
Segment income (loss)(c)(d)	$1,425	$(3)	$78	$1,500	$(134)	$—	$1,366
Less: Noncontrolling interests							129
Add: Preferred stock dividend							39
Net Income							$1,276
(a)Commercial Renewables includes a $6 million gain recorded within Nonregulated electric and other revenues related to mark-to-market derivative contracts on the Condensed Consolidated Statements of Operations.
(b)Discontinued operations includes a reduction to a previously accrued liability as a result of the expiration of tax statutes related to the International Disposal Group.
(c)Electric Utilities and Infrastructure includes $160 million recorded within Impairment of assets and other charges, $77 million within Other Income and expenses, $5 million within Operations, maintenance and other, $13 million within Regulated electric operating revenues and $3 million within Interest expense on the Duke Energy Carolinas' Condensed Consolidated Statement of Operations related to the 2018 South Carolina rate cases and the CCR settlement and insurance proceeds distributed in accordance with that agreement; it also includes $42 million recorded within Impairment of assets and other charges, $34 million within Other Income and expenses, $7 million within Operations, maintenance, and other, $15 million within Regulated electric operating revenues and $5 million within Interest expense on the Duke Energy Progress' Condensed Consolidated Statement of Operations.
(d)Other includes $8 million recorded within Impairment of assets and other charges, $1 million within Operations, maintenance and other on the Condensed Consolidated Statements of Operations, related to the workplace and workforce realignment.

	Nine Months Ended September 30, 2022
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$19,552	$1,843	$369	$21,764	$21	$—	$21,785
Intersegment revenues	24	69	3	96	68	(164)	—
Total revenues	$19,576	$1,912	$372	$21,860	$89	$(164)	$21,785
Segment income (loss)(a)(b)	$3,237	$277	$43	$3,557	$(486)	$—	$3,071
Less: Noncontrolling interests							73
Add: Preferred stock dividend							92
Income from discontinued operations, net of tax(c)							23
Net Income							$3,113

	Nine Months Ended September 30, 2021
	Electric	Gas		Total
	Utilities and	Utilities and	Commercial	Reportable
(in millions)	Infrastructure	Infrastructure	Renewables	Segments	Other	Eliminations	Total
Unaffiliated revenues	$17,161	$1,323	$355	$18,839	$20	$—	$18,859
Intersegment revenues	24	68	—	92	61	(153)	—
Total revenues	$17,185	$1,391	$355	$18,931	$81	$(153)	$18,859
Segment income (loss)(d)(e)(f)(g)	$3,180	$259	$152	$3,591	$(521)	$—	$3,070
Less: Noncontrolling interests							247
Add: Preferred stock dividend							92
Net Income							$2,915

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

(a)Electric Utilities and Infrastructure includes $211 million recorded within Impairment of assets and other charges, $46 million within Regulated electric revenues and $20 million within Noncontrolling Interests related to the Duke Energy Indiana Supreme Court ruling on the Condensed Consolidated Statements of Operations. See Note 3 for additional information.
(b)Commercial Renewables includes a $15 million loss recorded within Nonregulated electric and other revenues related to mark-to-market derivative contracts on the Condensed Consolidated Statements of Operations.
(c)Discontinued operations includes a reduction to a previously accrued liability as a result of the expiration of tax statutes related to the International Disposal Group.
(d)Electric Utilities and Infrastructure includes $160 million recorded within Impairment of assets and other charges, $77 million within Other Income and expenses, $5 million within Operations, maintenance and other, $13 million within regulated operating revenues and $3 million within interest expense on the Duke Energy Carolinas' Condensed Consolidated Statement of Operations related to the 2018 South Carolina rate cases and the CCR settlement and insurance proceeds distributed in accordance with that agreement; it also includes $42 million recorded within Impairment of assets and other charges, $34 million within Other Income and expenses, $7 million within Operations, maintenance, and other, $15 million within Regulated electric operating revenues and $5 million within interest expense on the Duke Energy Progress' Condensed Consolidated Statement of Operations.
(e)Gas Utilities and Infrastructure includes $19 million, recorded within Equity in earnings of unconsolidated affiliates on the Condensed Consolidated Statements of Operations, related to gas pipeline investments.
(f)Commercial Renewables includes a $35 million loss related to Texas Storm Uri, of which ($8 million) is recorded within Nonregulated electric and other revenues, $2 million within Operations, maintenance and other, $29 million within Equity in earnings of unconsolidated affiliates and $12 million within Loss Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations.
(g)Other includes $139 million recorded within Impairment of assets and other charges, $28 million within Operations, maintenance and other, and $17 million within Depreciation and amortization on the Condensed Consolidated Statements of Operations, related to the workplace and workplace realignment.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, Electric Utilities and Infrastructure and Gas Utilities and Infrastructure. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended September 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$507	$121	$628	$—	$—	$628
Segment income (loss)/Net income	$74	$30	$104	$(1)	$—	$103
Segment assets	$7,400	$4,023	$11,423	$14	$(122)	$11,315

	Three Months Ended September 30, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$413	$93	$506	$—	$506
Segment income (loss)/Net income	$48	$11	$59	$(1)	$58

	Nine Months Ended September 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,320	$491	$1,811	$—	$1,811
Segment income (loss)/Net income	$152	$87	$239	$(3)	$236

	Nine Months Ended September 30, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,119	$375	$1,494	$—	$1,494
Segment income (loss)/Net income	$122	$77	$199	$(11)	$188
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

Duke Energy Carolinas and Duke Energy Progress
Hurricane Ian
In late September and early October 2022, Hurricane Ian inflicted severe damage to the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 950,000 customers were impacted. Total storm restoration costs, including capital, are currently expected to be in the range of $100 million to $125 million and most of the costs were incurred in October 2022. Duke Energy Carolinas and Duke Energy Progress have regulatory tools to recover storm costs including deferral and securitization. Duke Energy Carolinas and Duke Energy Progress are estimating recovery of the majority of the incremental operation and maintenance costs through one or more of these mechanisms. These estimates will change as Duke Energy Carolinas and Duke Energy Progress receive additional information on actual costs.
Carbon Plan Proceeding
The NCUC is required by North Carolina Session Law 2021-165 (HB 951) to adopt an initial Carbon Plan on or before December 31, 2022. Duke Energy Carolinas and Duke Energy Progress filed their proposed Carbon Plan on May 16, 2022. The NCUC Public Staff and other parties filed their reply comments on July 15, 2022, including alternative Carbon Plans filed by some of the other parties. The NCUC conducted public hearings across North Carolina in July 2022 and August 2022 and held an evidentiary hearing in September 2022. Proposed orders and briefs were filed on October 24, 2022, and a final order is expected by the end of 2022. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of this matter.
Storm Cost Securitization Legislation
On June 15, 2022, the South Carolina General Assembly unanimously adopted S. 1077 (Act 227) in both the House and Senate and the bill was signed into law on June 17, 2022. The legislation enables the PSCSC to permit the issuance of bonds for the payment of storm costs and the creation of a storm charge for repayment.
On August 5, 2022, Duke Energy Progress filed a petition with the PSCSC for review and approval of deferred storm costs to be securitized of approximately $223 million. On September 1, 2022, the PSCSC approved a procedural schedule and scheduled an evidentiary hearing for February 1, 2023. Duke Energy Progress cannot predict the outcome of this matter.
Duke Energy Carolinas
2023 North Carolina Rate Case
On September 8, 2022, Duke Energy Carolinas requested initiation of the process necessary to file a performance-based regulation application (PBR Application). The request notified the NCUC that such PBR Application would be targeted for filing no earlier than January 6, 2023. In addition, the NCUC held a technical conference on November 2, 2022, in which Duke Energy Carolinas presented information on approximately $4 billion of planned transmission and distribution capital spending projects that it intends to include in the Multiyear Rate Plan (MYRP) portion of its PBR Application.

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
On February 24, 2022, the NRC issued a decision in the SLR appeal related to the Turkey Point nuclear generating station in Florida and ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. While Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including ONS. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a supplement to its ER providing information on environmental impacts during the SLR period prior to the rulemaking being completed. Duke Energy is evaluating the two options to determine which is preferable for ONS. Although the NRC’s decision will delay completion of the SLR proceeding, Duke Energy Carolinas does not believe it changes the probability that the ONS subsequent renewed licenses will ultimately be issued, although Duke Energy Carolinas cannot guarantee the outcome of the license application process.
Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. New depreciation rates were implemented for all of the nuclear facilities during the second quarter of 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these additional relicensing proceedings.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Duke Energy Progress
2022 North Carolina Rate Case
On October 6, 2022, Duke Energy Progress filed an application with the NCUC to request an increase in base rate retail revenues. The rate request before the NCUC includes a PBR Application, which includes a MYRP and proposes rates for three years within the MYRP period. In addition to the MYRP, the PBR Application includes an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms as required by HB 951. If approved, the overall retail revenue increase would be $326 million in Year 1, $151 million in Year 2 and $138 million in Year 3, for a combined total of $615 million or 16% by late 2025. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carbon Plan filing. Duke Energy Progress plans to implement temporary rates, subject to refund, on June 1, 2023, and has requested permanent rates be effective by October 1, 2023. Duke Energy Progress cannot predict the outcome of this matter.
2022 South Carolina Rate Case
On September 1, 2022, Duke Energy Progress filed an application with the PSCSC to request an increase in base rate retail revenues. Duke Energy Progress' rate request proposes a step in of the proposed rate increase over two years. If approved, the overall retail revenue increase in Year 1 would be approximately $53 million or 8.6%. In Year 2, the remaining portion of the request would take effect for a net cumulative increase in retail revenues of approximately $68 million or 11%. The rate increase is driven by major capital investments, including grid improvements and advanced metering infrastructure, the addition of two new combined-cycle units located in Asheville, North Carolina, and environmental compliance costs, including recovery over a seven-year period of $108 million of deferred coal ash related compliance costs. Duke Energy Progress is proposing to accelerate flow back of the remaining portion of the federal unprotected EDIT associated with Property, Plant and Equipment over 26 months compared to the amortization over 20 years that was approved in the last base rate case. Duke Energy Progress also requested approval to establish a storm reserve for future incremental storm costs. Hearings are scheduled to begin in January 2023, and Duke Energy Progress has requested to implement new customer rates by April 1, 2023. Duke Energy Progress cannot predict the outcome of this matter.
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC on August 12, 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement Agreement also provided that Duke Energy Florida will be able to retain the $173 million retail portion of the expected DOE award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida will be able to recognize the $173 million into earnings from 2022 through 2024. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause.
The 2021 Settlement also contained a provision to recover or flow-back the effects of tax law changes. As a result of the IRA enacted on August 16, 2022, Duke Energy Florida is eligible for production tax credits associated with solar facilities placed in service beginning in January 2022. Duke Energy Florida filed a petition with the FPSC on October 17, 2022, to reduce base rates effective January 1, 2023, by $56 million to flow back the expected 2023 production tax credits and to flow back the expected 2022 production tax credits via an adjustment to the capacity cost recovery clause. Duke Energy Florida cannot predict the outcome of this matter. See Note 16 for additional information on the IRA.
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

Clean Energy Connection
On July 1, 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program. The program consists of 10 new solar generating facilities with combined capacity of approximately 750 MW. The program allows participants to support cost-effective solar development in Florida by paying a subscription fee based on per kilowatt subscriptions and receiving a credit on their bill based on the actual generation associated with their portion of the solar portfolio. The estimated cost of the 10 new solar generation facilities is approximately $1 billion and the projects are expected to be completed by the end of 2024. This investment will be included in base rates offset by the revenue from the subscription fees and the credits will be included for recovery in the fuel cost recovery clause. The FPSC approved the program in January 2021.
On February 24, 2021, the League of United Latin American Citizens (LULAC) filed a notice of appeal of the FPSC’s order approving the Clean Energy Connection to the Supreme Court of Florida. The Supreme Court of Florida heard the oral argument on February 9, 2022. On May 27, 2022, the Supreme Court of Florida issued an order remanding the case back to the FPSC so that the FPSC can amend its order to better address some of the arguments raised by LULAC. On September 23, 2022, the FPSC issued a revised order and submitted it on September 26, 2022, to the Supreme Court of Florida. The FPSC approval order remains in effect pending the outcome of the appeal. Duke Energy Florida cannot predict the outcome of this matter.
Storm Protection Plan
On April 11, 2022, Duke Energy Florida filed a Storm Protection Plan for approval with the FPSC. The plan, which covers investments for the 2023-2032 time frame, reflects approximately $7 billion of capital investment in transmission and distribution meant to strengthen its infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. The evidentiary hearing began on August 2, 2022. On October 4, 2022, the FPSC voted to approve Duke Energy Florida’s plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025.
Hurricane Ian
On September 28, 2022, much of Duke Energy Florida’s service territory was impacted by Hurricane Ian, which caused significant damage resulting in more than 1.1 million outages. Duke Energy Florida's September 30, 2022 Condensed Consolidated Balance Sheets included an estimate of approximately $162 million related to deferred Hurricane Ian storm costs incurred through September 30, 2022, consistent with the FPSC's storm rule, in Regulatory assets within Other Noncurrent Assets. Total storm restoration costs, including capital, are estimated to be in the range of $325 million to $375 million by the end of the year. The estimate will change as Duke Energy Florida receives additional information on actual costs. After depleting any existing storm reserves, which were approximately $107 million before Hurricane Ian, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida plans to make this petition in late 2022 or early 2023.
Duke Energy Ohio
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million and an ROE of 10.3%. This is an approximate 3.3% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last electric distribution base rate case in 2017. Duke Energy Ohio is also seeking to adjust the caps on its Distribution Capital Investment Rider (DCI Rider). The Staff of the PUCO (Staff) report was issued on May 19, 2022, recommending an increase in electric distribution base rates of $2 million to $15 million with an ROE range of 8.84% to 9.85%. On September 19, 2022, Duke Energy Ohio filed a Stipulation and Recommendation with the PUCO, which includes an increase in overall electric distribution base rates of approximately $23 million and an ROE of 9.5%. The stipulation is among all but one party to the proceeding. The four-day hearing ended on October 11, 2022. Initial briefs were filed on October 31, 2022, and reply briefs are due November 14, 2022. Duke Energy Ohio cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

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
Natural Gas Pipeline Extension
Duke Energy Ohio installed a new natural gas pipeline (the Central Corridor Project) in its Ohio service territory to increase system reliability and enable the retirement of older infrastructure. Construction of the pipeline extension was completed and placed in service on March 14, 2022, with a total cost of approximately $170 million (excluding overheads and AFUDC).
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
A Stipulation and Recommendation was filed jointly by Duke Energy Ohio, the Staff, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021, which was approved without modification by the PUCO on April 20, 2022. The Stipulation and Recommendation resolved all open issues regarding MGP remediation costs incurred between 2013 and 2019, Duke Energy Ohio’s request for additional deferral authority beyond 2019 and the pending issues related to the Tax Cuts and Jobs Act (the Tax Act) described below as it related to Duke Energy Ohio’s natural gas operations. As a result of the approval of the Stipulation and Recommendation, Duke Energy Ohio recognized pretax charges of approximately $15 million to Operating revenues, regulated natural gas and $58 million to Operation, maintenance and other and a tax benefit of $72 million to Income Tax (Benefit) Expense in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022. The Stipulation and Recommendation further acknowledged Duke Energy Ohio’s ability to file a request for additional deferral authority in the future related to environmental remediation of any MGP impacts in the Ohio River, if necessary, subject to specific conditions. On June 15, 2022, the PUCO granted the rehearing requests of Interstate Gas Supply, Inc. (IGS) and The Retail Energy Supply Association (RESA), which were filed on May 20, 2022, for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.
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

Midwest Propane Caverns
Duke Energy Ohio used propane stored in caverns to meet peak demand during winter for several decades. Once the Central Corridor Project was complete and placed in service, the propane peaking facilities were no longer necessary and were retired. On October 7, 2021, Duke Energy Ohio requested deferral treatment of the property, plant and equipment as well as costs related to propane inventory and decommissioning costs. On January 6, 2022, the Staff issued a report recommending deferral authority for costs related to propane inventory and decommissioning costs, but not for the net book value of the remaining plant assets. As a result of the Staff's report, Duke Energy Ohio recorded a $19 million charge to Impairment of assets and other charges on the Condensed Consolidated Statements of Operations and Comprehensive Income in the fourth quarter of 2021. A Stipulation and Recommendation was filed jointly by Duke Energy Ohio and the Staff on April 27, 2022, recommending, among other things, approval of deferral treatment of a portion of the net book value of the property, plant and equipment prior to the 2021 impairment at the time of the next natural gas base rate case, excluding operations and maintenance savings, decommissioning costs not to exceed $7 million and costs related to propane inventory. The Stipulation and Recommendation states that Duke Energy Ohio will seek recovery of the deferral through its next natural gas base rate case proceeding with a proposed amortization period of at least 10 years and include an independent engineering study analyzing the necessity and prudency of the incremental investments made at the facilities since March 31, 2012. Duke Energy Ohio will not seek a return on the deferred amounts. An evidentiary hearing was held on September 8, 2022. On October 5, 2022, the PUCO issued an order approving the Stipulation and Recommendation as filed. As a result of the order, Duke Energy Ohio recorded a reversal of $12 million to Impairment of assets and other charges on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2022.
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
Several groups appealed the IURC order to the Indiana Court of Appeals. Appellate briefs were filed on October 14, 2020, focusing on three issues: wholesale sales allocations, coal ash basin cost recovery and the Edwardsport IGCC operating and maintenance expense level approved. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. The Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group filed a joint petition to transfer the rate case appeal to the Indiana Supreme Court on June 28, 2021. The Indiana Supreme Court issued its opinion on March 10, 2022, finding that the IURC erred in allowing Duke Energy Indiana to recover coal ash costs incurred before the IURC’s rate case order in June 2020. The Indiana Supreme Court found that allowing Duke Energy Indiana to recover coal ash costs incurred between rate cases that exceeded the amount built into base rates violated the prohibition against retroactive ratemaking. The IURC’s order has been remanded to the IURC for additional proceedings consistent with the Indiana Supreme Court’s opinion. As a result of the court's opinion, Duke Energy Indiana recognized pretax charges of approximately $211 million to Impairment of assets and other charges and $46 million to Operating revenues in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022. Duke Energy Indiana filed a request for rehearing with the Supreme Court on April 11, 2022, which the court denied on May 26, 2022. Duke Energy Indiana filed its testimony in the remand proceeding on August 18, 2022. An evidentiary hearing is scheduled to begin January 20, 2023. Duke Energy Indiana cannot predict the outcome of this matter.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020. Briefing was completed by mid-September 2021. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC filed a notice of appeal to the Indiana Court of Appeals on December 3, 2021. The OUCC's opening brief was filed on October 12, 2022. Duke Energy Indiana cannot predict the outcome of this matter.
TDSIC 2.0
On November 23, 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve reliability to our customers, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In addition, the IURC set up a subdocket to consider the targeted economic development project, which the IURC approved on March 2, 2022. On July 15, 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. An appellant brief was filed on October 28, 2022. Duke Energy Indiana cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Piedmont
2022 South Carolina Rate Case
On April 1, 2022, Piedmont filed an application with the PSCSC for a rate increase for retail customers of approximately $7 million, which represents an approximate 3.4% increase in retail revenues. The rate increase is driven by customer growth and infrastructure upgrade investments (plant additions) since Piedmont’s last proceeding in 2021 under South Carolina’s Rate Stabilization Act. In addition, Piedmont agreed with the South Carolina Office of Regulatory Staff (ORS) in 2019 to file a general rate case no later than April 1, 2022, to conduct a more comprehensive review of rates including the allocation of costs to residential, commercial and industrial customers. In addition to the ORS, the South Carolina Department of Consumer Affairs (DCA) and the South Carolina Energy Users Committee (SCEUC) intervened in the case and filed testimony on July 12, 2022, each recommending downward adjustments relating to several issues, including ROE, capital structure, depreciation and employee compensation. Prior to hearing, Piedmont entered into a comprehensive settlement with the ORS and the SCEUC, which included a stipulated ROE of 9.49% and capital structure of 53.5% equity. The DCA stipulated to all terms with the exception of ROE and capital structure. An evidentiary hearing was held on August 15, 2022. On September 15, 2022, the PSCSC delivered its decision, which included an ROE of 9.3% and a capital structure of 52.2% equity and 47.8% debt and issued its final order on October 6, 2022. Revised customer rates became effective in October 2022 and resulted in a rate decrease for retail customers of approximately $1 million.
Tennessee Annual Review Mechanism
On October 10, 2022, the TPUC approved Piedmont’s petition to adopt an Annual Review Mechanism (ARM) as allowed by Tennessee law. Under the ARM, Piedmont will adjust rates annually to achieve its allowed 9.80% ROE over the upcoming year and to true up any variance between its allowed ROE and actual ROE from the prior calendar year. The initial year subject to the true up is 2022, and the initial rate adjustments request will be filed in May 2023 for rates effective October 1, 2023.
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
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2022, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Unit 1(a)	167	$11
Allen Steam Station Unit 5(b)	259	243
Cliffside Unit 5(b)	546	351
Duke Energy Progress
Mayo Unit 1(b)	713	623
Roxboro Units 3-4(b)	1,409	433
Duke Energy Florida
Crystal River Units 4-5(c)	1,442	1,578
Duke Energy Indiana
Gibson Units 1-5(d)	2,845	2,019
Cayuga Units 1-2(d)	1,005	644
Total Duke Energy	8,386	$5,902
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
(c)On January 14, 2021, Duke Energy Florida filed the 2021 Settlement agreement with the FPSC, which proposed depreciation rates reflecting retirement dates for Duke Energy Florida's last two coal-fired generating facilities, Crystal River Units 4-5, eight years ahead of schedule in 2034 rather than in 2042. The FPSC approved the 2021 Settlement on May 4, 2021. The remaining net book value reflected in the table above excludes $200 million of accelerated deprecation collected from retail customers pursuant to Duke Energy Florida's 2017 Settlement.
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

(in millions)	September 30, 2022	December 31, 2021
Reserves for Environmental Remediation
Duke Energy	$89	$88
Duke Energy Carolinas	23	19
Progress Energy	24	23
Duke Energy Progress	12	11
Duke Energy Florida	11	11
Duke Energy Ohio	32	34
Duke Energy Indiana	3	4
Piedmont	7	9
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
Texas Storm Uri Tort Litigation
Several Duke Energy renewables project companies, located in the ERCOT market, were named in lawsuits arising out of Texas Storm Uri in mid-February 2021. Duke Energy Corporation, which had originally been named in several suits, was dismissed from the lawsuits. The lawsuits against the Duke Energy renewables project companies seek recovery for property damages, personal injury and for wrongful death allegedly caused by the power outages, which the plaintiffs claim was the result of collective failures of generators, transmission and distribution operators, retail energy providers and others, including ERCOT. The cases have been consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery and pre-litigation purposes. Five MDL cases have been designated for motions to dismiss while all other cases are stayed. Duke Energy renewables projects are named as defendants in three of these five cases. Plaintiffs in these five cases have filed amended petitions, which are subject to renewed omnibus motions to dismiss focusing on lack of duty, tariff defenses and sovereign immunity. The motions were heard by the court on October 11 and 12, 2022. The court is expected to make a decision on all motions within two months. Thereafter, the parties expect an appeal which may have the effect of staying all or some of the litigation. Duke Energy cannot predict the outcomes of these matters.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Duke Energy Carolinas
Ruben Villano, et al. v. Duke Energy Carolinas, LLC
On June 16, 2021, a group of nine individuals went over a low head dam adjacent to the Dan River Steam Station in Eden, North Carolina, while water tubing. Emergency personnel rescued four people and five others were confirmed deceased. On August 11, 2021, Duke Energy Carolinas was served with the complaint filed in Durham County Superior Court on behalf of four survivors, which was later amended to include all the decedents along with the survivors, except for one minor. The lawsuit alleges that Duke Energy Carolinas knew that the river was used for recreational purposes and that Duke Energy did not adequately warn about the dam, and that Duke Energy Carolinas created a dangerous and hidden hazard on the Dan River in building and maintaining the low head dam. On September 30, 2021, Duke Energy Carolinas filed its motion to dismiss and motion for transfer of venue from Durham County to Rockingham County, both of which were denied on November 15, 2021. On November 15, 2021, Duke Energy Carolinas was also served with Plaintiffs Second Amended Complaint, which added the final minor plaintiff and consolidated all the actions into one lawsuit. Duke Energy Carolinas has filed its Answer and Affirmative Defenses to the Second Amended Complaint. Discovery has commenced and is scheduled to be completed on or before April 28, 2023. The parties are preparing for mediation in December 2022. If the case is not resolved, dispositive motions are due to be filed by September 6, 2023. The case is scheduled to be trial-ready by October 2, 2023. Duke Energy Carolinas cannot predict the outcome of this matter.
NTE Carolinas II, LLC Litigation
In November 2017, Duke Energy Carolinas entered into a standard FERC large generator interconnection agreement (LGIA) with NTE Carolinas II, LLC (NTE), a company that proposed to build a combined-cycle natural gas plant in Rockingham County, North Carolina. On September 6, 2019, Duke Energy Carolinas filed a lawsuit in Mecklenburg County Superior Court against NTE for breach of contract, alleging that NTE's failure to pay benchmark payments for Duke Energy Carolinas' transmission system upgrades required under the interconnection agreement constituted a termination of the interconnection agreement. Duke Energy Carolinas sought a monetary judgment against NTE because NTE failed to make multiple milestone payments. The lawsuit was moved to federal court in North Carolina. NTE filed a motion to dismiss Duke Energy Carolinas’ complaint and brought counterclaims alleging anti-competitive conduct and violations of state and federal statutes. Duke Energy Carolinas filed a motion to dismiss NTE's counterclaims.
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
On August 17, 2020, the court denied both NTE’s and Duke Energy Carolinas’ motions to dismiss. In October 2021, NTE filed a Second Amended Counterclaim and Complaint, and in January 2022, NTE filed a Third Amended Counterclaim and Complaint. Duke Energy Carolinas has responded to these pleadings. On December 6, 2021, Duke Energy Carolinas filed an Amended Complaint. Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior that violated various federal and state antitrust and deceptive trade practices statutes. On October 12, 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court on October 13, 2022. NTE has until November 14, 2022 to appeal the District Court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $467 million at September 30, 2022, and $501 million at December 31, 2021. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2041 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2041 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $595 million at September 30, 2022, and $644 million at December 31, 2021. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $12 million for Duke Energy and Duke Energy Carolinas as of September 30, 2022, and December 31, 2021. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.

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
Coal Ash Insurance Coverage Litigation
In June 2022, Duke Energy Indiana filed a civil action in Indiana Superior Court against various insurance companies seeking declaratory relief with respect to insurance coverage for coal combustion residuals-related expenses and liabilities covered by third-party liability insurance policies. The insurance policies cover the 1969-1972 and 1984-1985 periods and provide third-party liability insurance for claims and suits alleging property damage, bodily injury and personal injury (or a combination thereof). A case schedule has not yet been set. Duke Energy Indiana cannot predict the outcome of this matter.
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

5. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2022
				Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Piedmont
Unsecured Debt
May 2022(a)	May 2052	5.050%	$400	$—	$—	$—	$400
June 2022(b)	June 2028	4.750%	645	645	—	—	—
June 2022(b)	June 2034	5.306%	537	537	—	—	—
August 2022(c)	March 2028	4.300%	900	900	—	—	—
August 2022(c)	August 2032	4.500%	1,150	1,150	—	—	—
August 2022(c)	August 2052	5.000%	1,150	1,150	—	—	—
First Mortgage Bonds
March 2022(d)	March 2032	2.850%	500	—	500	—	—
March 2022(d)	March 2052	3.550%	650	—	650	—	—
March 2022(d)	April 2032	3.400%	500	—	—	500	—
March 2022(d)	April 2052	4.000%	400	—	—	400	—
Tax-exempt Bonds
June 2022(e)	September 2030	4.000%	168	168	—	—	—
June 2022(e)	November 2039	4.250%	234	234	—	—	—
September 2022(f)	October 2046	3.300%	200	—	—	200	—
September 2022(g)	October 2046	3.700%	210	—	—	210	—
September 2022(g)	October 2046	4.000%	42	—	—	42	—
Total issuances			$7,686	$4,784	$1,150	$1,352	$400
(a)Proceeds were used to pay down a portion of outstanding intercompany short-term debt and for general corporate purposes.
(b)Duke Energy (Parent) issued 600 million euros aggregate principal amount of 3.10% senior notes due June 2028 and 500 million euros aggregate principal amount of 3.85% senior notes due June 2034. Proceeds were used to repay a $500 million debt maturity, pay down short-term debt and for general corporate purposes. Duke Energy's obligations under its euro-denominated fixed-rate notes were effectively converted to fixed-rate U.S. dollars at issuance through cross-currency swaps, mitigating foreign currency exchange risk associated with the interest and principal payments. See Note 9 for additional information.
(c)Proceeds will be used to repay a portion of short-term debt and for general corporate purposes.
(d)Proceeds were used to finance or refinance, in whole or in part, existing or new eligible projects under the sustainable financing framework.
(e)Proceeds were used to provide funds to refund the prior bonds, which were used to finance or refinance portions of certain solid waste disposal facilities. The mandatory purchase date of these bonds is June 1, 2027.
(f)Proceeds were used to provide funds to refund the prior bonds, which were used to finance or refinance portions of certain air and water pollution control equipment and solid waste disposal equipment. The mandatory purchase date of these bonds is October 1, 2026.
(g)Proceeds were used to provide funds to refund the prior bonds, which were used to finance or refinance portions of certain air and water pollution control equipment and solid waste disposal equipment. The mandatory purchase date of these bonds is October 1, 2030.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2022
Unsecured Debt(a)
Duke Energy (Parent)	April 2023	2.875%	$350
Duke Energy (Parent)(b)	June 2023	2.048%	500
First Mortgage Bonds
Duke Energy Carolinas	March 2023	2.500%	500
Duke Energy Carolinas	March 2023	3.050%	500
Duke Energy Progress	September 2023	3.375%	300
Duke Energy Ohio	September 2023	3.800%	300
Other(c)			799
Current maturities of long-term debt			$3,249
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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	September 30, 2022
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$3,000	$1,225	$950	$1,350	$775	$900	$800
Reduction to backstop issuances
Commercial paper(b)	(3,339)	(135)	(827)	(150)	(887)	(476)	(586)	(278)
Outstanding letters of credit	(38)	(25)	(4)	(2)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,542	$2,840	$394	$798	$456	$299	$233	$522
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
Duke Energy Florida Term Loan Facility
In October 2022, Duke Energy Florida entered into a term loan facility with commitments totaling $800 million expiring in April 2024. The term loan was fully drawn at the time of closing in October and borrowings were used for storm costs, under-collected fuel and general company purposes. The balance will be classified as Long-Term Debt on Duke Energy Florida's Consolidated Balance Sheet.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

Other Debt Matters
In September 2022, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities, including preferred stock, in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement was filed to replace a similar prior filing upon expiration of its three-year term and also allows for the issuance of common and preferred stock by Duke Energy. Also in September 2022, Duke Energy filed a Form S-3 that allows Duke Energy to sell up to $4 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $2 billion of the notes will be outstanding at any particular time.
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
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$7,206	$2,968	$4,202	$3,908	$294	$—	$—	$—
Closure of ash impoundments	5,293	2,360	1,914	1,885	29	99	919	—
Other	451	65	87	46	41	56	39	23
Total ARO	$12,950	$5,393	$6,203	$5,839	$364	$155	$958	$23
Less: Current portion	798	278	311	310	1	23	185	—
Total noncurrent ARO	$12,152	$5,115	$5,892	$5,529	$363	$132	$773	$23
(a)Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
ARO Liability Rollforward
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2021(a)	$12,776	$5,301	$6,112	$5,675	$437	$136	$987	$22
Accretion expense(b)	376	180	170	159	11	4	21	1
Liabilities settled(c)	(488)	(163)	(239)	(160)	(79)	(8)	(77)	—
Revisions in estimates of cash flows(d)	286	75	160	165	(5)	23	27	—
Balance at September 30, 2022	$12,950	$5,393	$6,203	$5,839	$364	$155	$958	$23
(a)Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.
(b)For the nine months ended September 30, 2022, substantially all accretion expense relates to Duke Energy's regulated operations and has been deferred in accordance with regulatory accounting treatment.
(c)Primarily relates to ash impoundment closures and nuclear decommissioning.
(d)The amounts recorded represent the discounted cash flows for estimated closure costs as evaluated on a site-by-site basis. The increases primarily relate to higher unit costs associated with basin closure, routine maintenance and beneficiation activities, partially offset by lower post closure maintenance costs, a reduction in monitoring wells needed, and higher discount rates applied to future cash flows.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets within Other Noncurrent Assets, respectively, on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	GOODWILL

7. GOODWILL
Duke Energy
The following table presents the goodwill by reportable segment included on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2022, and December 31, 2021.

	Electric Utilities	Gas Utilities	Commercial
(in millions)	and Infrastructure	and Infrastructure	Renewables	Total
Goodwill balance	$17,379	$1,924	$122	$19,425
Accumulated impairment charges	—	—	(122)	(122)
Goodwill, adjusted for accumulated impairment charges	$17,379	$1,924	$—	$19,303
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to Electric Utilities and Infrastructure and $324 million to Gas Utilities and Infrastructure, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2022, and December 31, 2021.
Progress Energy
Progress Energy's Goodwill is included in the Electric Utilities and Infrastructure segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the Gas Utilities and Infrastructure segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in the third quarter of 2022.

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$193	$207	$590	$653
Indemnification coverages(b)	7	6	21	18
Joint Dispatch Agreement (JDA) revenue(c)	16	6	54	32
JDA expense(c)	210	68	477	133
Intercompany natural gas purchases(d)	5	14	14	43
Progress Energy
Corporate governance and shared service expenses(a)	$188	$201	$568	$615
Indemnification coverages(b)	10	10	32	31
JDA revenue(c)	210	68	477	133
JDA expense(c)	16	6	54	32
Intercompany natural gas purchases(d)	19	19	57	56
Duke Energy Progress
Corporate governance and shared service expenses(a)	$111	$121	$338	$367
Indemnification coverages(b)	5	4	15	14
JDA revenue(c)	210	68	477	133
JDA expense(c)	16	6	54	32
Intercompany natural gas purchases(d)	19	19	57	56
Duke Energy Florida
Corporate governance and shared service expenses(a)	$77	$80	$230	$248
Indemnification coverages(b)	5	6	17	17
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$87	$79	$251	$237
Indemnification coverages(b)	2	1	4	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$115	$96	$330	$302
Indemnification coverages(b)	2	2	6	6
Piedmont
Corporate governance and shared service expenses(a)	$37	$32	$109	$101
Indemnification coverages(b)	1	1	2	3
Intercompany natural gas sales(d)	24	33	71	99
Natural gas storage and transportation costs(e)	6	6	17	17
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2022
Intercompany income tax receivable	$80	$114	$—	$102	$14	$27	$25
Intercompany income tax payable	—	—	33	—	—	—	—

December 31, 2021
Intercompany income tax receivable	$—	$—	$—	$40	$19	$—	$—
Intercompany income tax payable	62	—	84	—	—	10	27
9. DERIVATIVES AND HEDGING
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022, and 2021, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the Commercial Renewables segment and forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

The following table shows notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Indiana	Ohio
Cash flow hedges	$1,125	$—	$—	$—	$—	$—
Undesignated contracts	1,102	625	150	150	300	27
Total notional amount(a)	$2,227	$625	$150	$150	$300	$27

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Indiana	Ohio
Cash flow hedges	$2,415	$—	$—	$—	$—	$—
Undesignated contracts	1,177	350	500	500	300	27
Total notional amount(a)	$3,592	$350	$500	$500	$300	$27
(a)Duke Energy includes amounts related to consolidated VIEs of $625 million and $665 million in cash flow hedges as of September 30, 2022, and December 31, 2021, respectively.
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022, and 2021, were not material. Duke Energy’s commodity derivatives designated as hedges include long-term electricity sales in the Commercial Renewables segment.
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

	September 30, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	32,282	—	—	—	3,067	18,633	—
Natural gas (millions of dekatherms)	862	274	265	265	—	14	309

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)(a)	22,344	—	—	—	1,681	10,688	—
Natural gas (millions of dekatherms)	823	264	215	215	—	8	336
(a)Duke Energy includes 4,335 GWh and 9,975 GWh related to cash flow hedges as of September 30, 2022, and December 31, 2021, respectively.
FOREIGN CURRENCY RISK
Duke Energy may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates, such as that arising from the issuance of debt denominated in a currency other than U.S. dollars.
Fair Value Hedges
Derivatives related to existing fixed rate securities are accounted for as fair value hedges, where the derivatives’ fair value gains or losses and hedged items’ fair value gains or losses are both recorded directly to earnings on the same income statement line item, including foreign currency gains or losses arising from changes in the U.S. currency exchange rates. Duke Energy has elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of its foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of other comprehensive income or loss.
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk. There were no fair value hedges in 2021.

	September 30, 2022
			Receive				Fair Value
	Pay Notional		Notional		Receive	Hedge	Gain (Loss)(a)
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	(in millions)
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(57)
	537	5.31%	500	euros	3.85%	June 2034	(47)
Total notional amount	$1,182		1,100	euros			$(104)
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

Derivative Assets	September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$615	$282	$263	$241	$22	$4	$58	$—
Noncurrent	340	172	162	162	—	—	—	—
Total Derivative Assets – Commodity Contracts	$955	$454	$425	$403	$22	$4	$58	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$103	$—	$—	$—	$—	$—	$—	$—
Noncurrent	35	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	85	—	12	12	—	—	73	—
Noncurrent	81	81	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$304	$81	$12	$12	$—	$—	$73	$—
Total Derivative Assets	$1,259	$535	$437	$415	$22	$4	$131	$—

Derivative Liabilities	September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$24	$—	$—	$—	$—	$—	$—	—
Noncurrent	106	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	168	99	—	—	—	—	18	31
Noncurrent	233	14	9	9	—	—	—	140
Total Derivative Liabilities – Commodity Contracts	$531	$113	$9	$9	$—	$—	$18	$171
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	1	—	—	—	—	1	—	—
Noncurrent	2	—	—	—	—	2	—	—
Total Derivative Liabilities – Interest Rate Contracts	$3	$—	$—	$—	$—	$3	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$21	$—	$—	$—	$—	$—	$—	$—
Noncurrent	116	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$137	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$671	$113	$9	$9	$—	$3	$18	$171

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$199	$99	$72	$72	$—	$2	$23	$3
Noncurrent	113	63	50	50	—	—	—	—
Total Derivative Assets – Commodity Contracts	$312	$162	$122	$122	$—	$2	$23	$3
Interest Rate Contracts
Designated as Hedging Instruments
Current	$3	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	2	—	2	2	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$8	$—	$2	$2	$—	$—	$—	$—
Total Derivative Assets	$320	$162	$124	$124	$—	$2	$23	$3

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$27	$—	$—	$—	$—	$—	$—	$—
Noncurrent	117	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	72	18	19	5	14	—	13	21
Noncurrent	132	9	5	5	—	—	—	118
Total Derivative Liabilities – Commodity Contracts	$348	$27	$24	$10	$14	$—	$13	$139
Interest Rate Contracts
Designated as Hedging Instruments
Current	$75	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	10	8	—	—	—	1	—	—
Noncurrent	18	—	—	—	—	4	14	—
Total Derivative Liabilities – Interest Rate Contracts	$124	$8	$—	$—	$—	$5	$14	$—
Total Derivative Liabilities	$472	$35	$24	$10	$14	$5	$27	$139

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

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

Derivative Assets	September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$803	$282	$275	$253	$22	$4	$131	$—
Gross amounts offset	(232)	(124)	(109)	(109)	—	—	—	—
Net amounts presented in Current Assets: Other	$571	$158	$166	$144	$22	$4	$131	$—
Noncurrent
Gross amounts recognized	$456	$253	$162	$162	$—	$—	$—	$—
Gross amounts offset	(191)	(86)	(105)	(105)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$265	$167	$57	$57	$—	$—	$—	$—

Derivative Liabilities	September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$214	$99	$—	$—	$—	$1	$18	$31
Gross amounts offset	(18)	—	—	—	—	—	(18)	—
Net amounts presented in Current Liabilities: Other	$196	$99	$—	$—	$—	$1	$—	$31
Noncurrent
Gross amounts recognized	$457	$14	$9	$9	$—	$2	$—	$140
Gross amounts offset	(17)	(9)	(9)	(9)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$440	$5	$—	$—	$—	$2	$—	$140

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$204	$99	$74	$74	$—	$2	$23	$3
Gross amounts offset	(25)	(16)	(9)	(9)	—	—	—	—
Net amounts presented in Current Assets: Other	$179	$83	$65	$65	$—	$2	$23	$3
Noncurrent
Gross amounts recognized	$116	$63	$50	$50	$—	$—	$—	$—
Gross amounts offset	(23)	(15)	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$93	$48	$42	$42	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$184	$26	$19	$5	$14	$1	$13	$21
Gross amounts offset	(11)	(6)	(5)	(5)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$173	$20	$14	$—	$14	$1	$13	$21
Noncurrent
Gross amounts recognized	$288	$9	$5	$5	$—	$4	$14	$118
Gross amounts offset	(12)	(8)	(5)	(5)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$276	$1	$—	$—	$—	$4	$14	$118
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2022, and December 31, 2021.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$120	$—	$—	$160
Equity securities	3,238	181	5,447	4,905	43	7,350
Corporate debt securities	—	116	682	39	6	829
Municipal bonds	—	49	319	14	1	314
U.S. government bonds	—	139	1,391	31	12	1,568
Other debt securities	—	20	164	3	1	180
Total NDTF Investments	$3,238	$505	$8,123	$4,992	$63	$10,401
Other Investments
Cash and cash equivalents	$—	$—	$37	$—	$—	$36
Equity securities	15	20	116	36	—	156
Corporate debt securities	—	14	81	2	1	119
Municipal bonds	—	4	80	3	1	80
U.S. government bonds	—	1	63	—	—	56
Other debt securities	—	3	40	—	1	45
Total Other Investments	$15	$42	$417	$41	$3	$492
Total Investments	$3,253	$547	$8,540	$5,033	$66	$10,893
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2022, and 2021, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
FV-NI:
Realized gains	$25	$34	$170	$320
Realized losses	61	40	247	100
AFS:
Realized gains	7	17	22	51
Realized losses	40	15	105	46
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$41	$—	$—	$53
Equity securities	1,903	87	3,154	2,887	19	4,265
Corporate debt securities	—	86	433	24	4	506
Municipal bonds	—	13	57	2	—	48
U.S. government bonds	—	65	637	16	3	712
Other debt securities	—	19	159	3	1	175
Total NDTF Investments	$1,903	$270	$4,481	$2,932	$27	$5,759

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2022, and 2021, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
FV-NI:
Realized gains	$16	$25	$109	$243
Realized losses	39	29	143	68
AFS:
Realized gains	7	10	19	35
Realized losses	20	10	57	32
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$79	$—	$—	$107
Equity securities	1,335	94	2,293	2,018	24	3,085
Corporate debt securities	—	30	249	15	2	323
Municipal bonds	—	36	262	12	1	266
U.S. government bonds	—	74	754	15	9	856
Other debt securities	—	1	5	—	—	5
Total NDTF Investments	$1,335	$235	$3,642	$2,060	$36	$4,642
Other Investments
Cash and cash equivalents	$—	$—	$13	$—	$—	$20
Municipal bonds	—	—	25	2	—	26
Total Other Investments	$—	$—	$38	$2	$—	$46
Total Investments	$1,335	$235	$3,680	$2,062	$36	$4,688
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2022, and 2021, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
FV-NI:
Realized gains	$9	$9	$61	$77
Realized losses	22	11	104	32
AFS:
Realized gains	—	7	3	14
Realized losses	9	6	32	12

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$47	$—	$—	$94
Equity securities	1,261	94	2,206	1,915	23	2,970
Corporate debt securities	—	29	234	15	2	282
Municipal bonds	—	36	262	12	1	266
U.S. government bonds	—	47	450	15	3	472
Other debt securities	—	1	5	—	—	5
Total NDTF Investments	$1,261	$207	$3,204	$1,957	$29	$4,089
Other Investments
Cash and cash equivalents	$—	$—	$11	$—	$—	$16
Total Other Investments	$—	$—	$11	$—	$—	$16
Total Investments	$1,261	$207	$3,215	$1,957	$29	$4,105
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2022, and 2021, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
FV-NI:
Realized gains	$9	$9	$60	$76
Realized losses	21	11	101	31
AFS:
Realized gains	—	6	3	13
Realized losses	9	5	29	11
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$32	$—	$—	$13
Equity securities	74	—	87	103	1	115
Corporate debt securities	—	1	15	—	—	41
U.S. government bonds	—	27	304	—	6	384
Total NDTF Investments(a)	$74	$28	$438	$103	$7	$553
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$3
Municipal bonds	—	—	25	2	—	26
Total Other Investments	$—	$—	$26	$2	$—	$29
Total Investments	$74	$28	$464	$105	$7	$582
(a)During the nine months ended September 30, 2022, and the year ended December 31, 2021, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2022, and 2021, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	September 30, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$—
Equity securities	—	20	72	6	—	97
Corporate debt securities	—	1	7	—	—	6
Municipal bonds	—	4	45	1	1	46
U.S. government bonds	—	—	7	—	—	12
Total Investments	$—	$25	$132	$7	$1	$161
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2022, and 2021, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	September 30, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$139	$7	$115	$35	$80	$8
Due after one through five years	854	301	473	259	214	22
Due after five through 10 years	451	208	191	176	15	7
Due after 10 years	1,376	770	516	481	35	22
Total	$2,820	$1,286	$1,295	$951	$344	$59
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

	September 30, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$120	$120	$—	$—	$—
NDTF equity securities	5,447	5,402	—	—	45
NDTF debt securities	2,556	778	1,778	—	—
Other equity securities	116	116	—	—	—
Other debt securities	264	56	208	—	—
Other cash and cash equivalents	37	37	—	—	—
Derivative assets	1,259	3	1,196	60	—
Total assets	9,799	6,512	3,182	60	45
Derivative liabilities	(671)	(18)	(432)	(221)	—
Net assets (liabilities)	$9,128	$6,494	$2,750	$(161)	$45

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$160	$160	$—	$—	$—
NDTF equity securities	7,350	7,300	—	—	50
NDTF debt securities	2,891	967	1,924	—	—
Other equity securities	156	156	—	—	—
Other debt securities	300	45	255	—	—
Other cash and cash equivalents	36	36	—	—	—
Derivative assets	320	3	293	24	—
Total assets	11,213	8,667	2,472	24	50
Derivative liabilities	(472)	(13)	(314)	(145)	—
Net assets (liabilities)	$10,741	$8,654	$2,158	$(121)	$50

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$(156)	$(131)	$(121)	$(77)
Total pretax realized or unrealized gains included in earnings	15	—	15	—
Total pretax realized or unrealized losses included in comprehensive income	(5)	(11)	(115)	(86)
Purchases, sales, issuances and settlements:
Purchases	—	—	77	21
Settlements	(6)	4	12	(4)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(9)	7	(29)	15
Balance at end of period	$(161)	$(131)	$(161)	$(131)
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$41	$41	$—	$—
NDTF equity securities	3,154	3,109	—	45
NDTF debt securities	1,286	276	1,010	—
Derivative assets	535	—	535	—
Total assets	5,016	3,426	1,545	45
Derivative liabilities	(113)	—	(113)	—
Net assets	$4,903	$3,426	$1,432	$45

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$53	$53	$—	$—
NDTF equity securities	4,265	4,215	—	50
NDTF debt securities	1,441	339	1,102	—
Derivative assets	162	—	162	—
Total assets	5,921	4,607	1,264	50
Derivative liabilities	(35)	—	(35)	—
Net assets	$5,886	$4,607	$1,229	$50
PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$79	$79	$—	$107	$107	$—
NDTF equity securities	2,293	2,293	—	3,085	3,085	—
NDTF debt securities	1,270	502	768	1,450	628	822
Other debt securities	25	—	25	26	—	26
Other cash and cash equivalents	13	13	—	20	20	—
Derivative assets	437	—	437	124	—	124
Total assets	4,117	2,887	1,230	4,812	3,840	972
Derivative liabilities	(9)	—	(9)	(24)	—	(24)
Net assets	$4,108	$2,887	$1,221	$4,788	$3,840	$948

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$47	$47	$—	$94	$94	$—
NDTF equity securities	2,206	2,206	—	2,970	2,970	—
NDTF debt securities	951	243	708	1,025	289	736
Other cash and cash equivalents	11	11	—	16	16	—
Derivative assets	415	—	415	124	—	124
Total assets	3,630	2,507	1,123	4,229	3,369	860
Derivative liabilities	(9)	—	(9)	(10)	—	(10)
Net assets	$3,621	$2,507	$1,114	$4,219	$3,369	$850
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$32	$32	$—	$13	$13	$—
NDTF equity securities	87	87	—	115	115	—
NDTF debt securities	319	259	60	425	339	86
Other debt securities	25	—	25	26	—	26
Other cash and cash equivalents	1	1	—	3	3	—
Derivative assets	22	—	22	—	—	—
Total assets	486	379	107	582	470	112
Derivative liabilities	—	—	—	(14)	—	(14)
Net assets	$486	$379	$107	$568	$470	$98
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at September 30, 2022, and December 31, 2021.
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2022				December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$72	$72	$—	$—	$97	$97	$—	$—
Other debt securities	59	—	59	—	64	—	64	—
Other cash and cash equivalents	1	1	—	—	—	—	—	—
Derivative assets	131	2	73	56	23	1	—	22
Total assets	263	75	132	56	184	98	64	22
Derivative liabilities	(18)	(18)	—	—	(27)	(13)	(14)	—
Net assets	$245	$57	$132	$56	$157	$85	$50	$22

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$84	$22	$22	$6
Purchases, sales, issuances and settlements:
Purchases	—	—	74	18
Settlements	(20)	(3)	(10)	(12)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(8)	5	(30)	12
Balance at end of period	$56	$24	$56	$24
PIEDMONT
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$—	$—	$—	$3	$3	$—
Derivative liabilities	(171)	—	(171)	(139)	—	(139)
Net (liabilities) assets	$(171)	$—	$(171)	$(136)	$3	$(139)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2022
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(221)	RTO forward pricing	Forward electricity curves – price per MWh	$24.46	-	$145.44	$52.10
Duke Energy Ohio
FTRs	4	RTO auction pricing	FTR price – per MWh	—	-	3.00	1.49
Duke Energy Indiana
FTRs	56	RTO auction pricing	FTR price – per MWh	(0.64)	-	21.81	3.41
Duke Energy
Total Level 3 derivatives	$(161)

	December 31, 2021
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy
Electricity contracts	$(145)	RTO forward pricing	Forward electricity curves – price per MWh	$19.04	-	$139.11	$37.57
Duke Energy Ohio
FTRs	2	RTO auction pricing	FTR price – per MWh	0.06	-	1.79	0.96
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(1.18)	-	13.11	2.68
Duke Energy
Total Level 3 derivatives	$(121)

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2022		December 31, 2021
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$69,309	$60,247	$63,835	$69,683
Duke Energy Carolinas	14,222	12,614	13,275	15,101
Progress Energy	21,149	18,744	20,823	23,751
Duke Energy Progress	11,090	9,495	10,249	11,252
Duke Energy Florida	8,417	7,528	8,482	9,772
Duke Energy Ohio	3,244	2,891	3,193	3,570
Duke Energy Indiana	4,310	3,821	4,323	5,067
Piedmont	3,363	2,857	2,968	3,278
(a)Book value of long-term debt includes $1.19 billion and $1.25 billion at September 30, 2022, and December 31, 2021, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both September 30, 2022, and December 31, 2021, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2022, and the year ended December 31, 2021, or is expected to be provided in the future that was not previously contractually required.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2025	January 2025	April 2025	April 2023
Credit facility amount	$350	$500	$400	$250
Amounts borrowed at September 30, 2022	350	500	400	250
Amounts borrowed at December 31, 2021	350	475	350	250
Restricted Receivables at September 30, 2022	844	932	733	603
Restricted Receivables at December 31, 2021	587	844	574	427
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2022	December 31, 2021
Receivables of VIEs	$8	$5
Regulatory Assets: Current	54	54
Current Assets: Other	17	39
Other Noncurrent Assets: Regulatory assets	840	883
Current Liabilities: Other	2	9
Current maturities of long-term debt	56	56
Long-Term Debt	890	946
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	September 30, 2022		December 31, 2021
	Duke Energy	Duke Energy	Duke Energy	Duke Energy
(in millions)	Carolinas	Progress	Carolinas	Progress
Regulatory Assets: Current	$12	$39	$12	$39
Current Assets: Other	5	17	—	—
Other Noncurrent Assets: Regulatory assets	211	691	220	720
Other Noncurrent Assets: Other	1	2	1	4
Current Liabilities: Other	1	4	1	2
Current maturities of long-term debt	10	34	5	15
Long-Term Debt	219	714	228	747
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
The table below presents material balances reported on Duke Energy's Condensed Consolidated Balance Sheets related to Commercial Renewables VIEs.

(in millions)	September 30, 2022	December 31, 2021
Current Assets: Other	$201	$215
Property, Plant and Equipment: Cost	7,554	7,339
Accumulated depreciation and amortization	(1,710)	(1,474)
Other Noncurrent Assets: Other	115	62
Current maturities of long-term debt	285	167
Long-Term Debt	1,252	1,475
Other Noncurrent Liabilities: AROs	178	173
Other Noncurrent Liabilities: Other	202	319
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	September 30, 2022
	Duke Energy			Duke	Duke
	Natural Gas	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$178	$263
Investments in equity method unconsolidated affiliates	34	505	539	—	—
Other noncurrent assets	60	—	60	—	—
Total assets	$94	$505	$599	$178	$263
Other current liabilities	56	2	58	—	—
Other noncurrent liabilities	49	2	51	—	—
Total liabilities	$105	$4	$109	$—	$—
Net (liabilities) assets	$(11)	$501	$490	$178	$263

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

	December 31, 2021
	Duke Energy			Duke	Duke
	Natural Gas	Commercial		Energy	Energy
(in millions)	Investments	Renewables	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$79	$97
Investments in equity method unconsolidated affiliates	15	508	523	—	—
Other noncurrent assets	61	—	61	—	—
Total assets	$76	$508	$584	$79	$97
Other current liabilities	47	4	51	—	—
Other noncurrent liabilities	54	3	57	—	—
Total liabilities	$101	$7	$108	$—	$—
Net (liabilities) assets	$(25)	$501	$476	$79	$97
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
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Receivables sold	$334	$269	$531	$328
Less: Retained interests	178	79	263	97
Net receivables sold	$156	$190	$268	$231

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Sales
Receivables sold	$1,869	$1,490	$2,646	$2,176
Loss recognized on sale	11	7	15	10
Cash flows
Cash proceeds from receivables sold	$1,757	$1,519	$2,465	$2,199
Collection fees received	1	1	1	1
Return received on retained interests	6	3	9	4
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

	Remaining Performance Obligations
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Progress Energy	$27	$53	$45	$7	$7	$43	$182
Duke Energy Progress	2	8	8	—	—	—	18
Duke Energy Florida	25	45	37	7	7	43	164
Duke Energy Indiana	1	11	16	17	15	12	72
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

	Remaining Performance Obligations
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Piedmont	$16	$64	$62	$61	$51	$290	$544
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
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE

Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended September 30, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,250	$887	$1,719	$670	$1,049	$249	$396	$—
General	2,077	686	947	419	528	150	291	—
Industrial	986	366	298	216	82	62	260	—
Wholesale	874	140	588	403	185	32	115	—
Other revenues	248	105	317	259	58	15	19	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,435	$2,184	$3,869	$1,967	$1,902	$508	$1,081	$—

Gas Utilities and Infrastructure
Residential	$167	$—	$—	$—	$—	$88	$—	$79
Commercial	108	—	—	—	—	26	—	82
Industrial	34	—	—	—	—	4	—	30
Power Generation	—	—	—	—	—	—	—	24
Other revenues	103	—	—	—	—	4	—	83
Total Gas Utilities and Infrastructure revenue from contracts with customers	$412	$—	$—	$—	$—	$122	$—	$298

Commercial Renewables
Revenue from contracts with customers	$89	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$6	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,942	$2,184	$3,869	$1,967	$1,902	$630	$1,081	$298

Other revenue sources(a)	$26	$(9)	$12	$2	$5	$(2)	$14	$8
Total revenues	$7,968	$2,175	$3,881	$1,969	$1,907	$628	$1,095	$306
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

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$8,642	$2,454	$4,487	$1,824	$2,663	$656	$1,046	$—
General	5,498	1,796	2,562	1,114	1,448	377	760	—
Industrial	2,582	938	842	594	248	130	672	—
Wholesale	2,129	356	1,388	1,033	355	90	296	—
Other revenues	652	308	775	608	167	56	6	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$19,503	$5,852	$10,054	$5,173	$4,881	$1,309	$2,780	$—

Gas Utilities and Infrastructure
Residential	$936	$—	$—	$—	$—	$331	$—	$605
Commercial	504	—	—	—	—	128	—	376
Industrial	125	—	—	—	—	17	—	108
Power Generation	—	—	—	—	—	—	—	71
Other revenues	284	—	—	—	—	16	—	220
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,849	$—	$—	$—	$—	$492	$—	$1,380

Commercial Renewables
Revenue from contracts with customers	$217	$—	$—	$—	$—	$—	$—	$—

Other
Revenue from contracts with customers	$21	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$21,590	$5,852	$10,054	$5,173	$4,881	$1,801	$2,780	$1,380

Other revenue sources(a)	$195	$(8)	$33	$9	$9	$10	$55	$41
Total revenues	$21,785	$5,844	$10,087	$5,182	$4,890	$1,811	$2,835	$1,421
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

	Three Months Ended September 30, 2021 and 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at June 30, 2021	$123	$42	$36	$21	$16	$4	$3	$13
Write-Offs	(13)	(3)	(6)	(3)	(3)	—	—	(4)
Credit Loss Expense	11	4	6	3	3	—	—	2
Other Adjustments	2	(1)	—	—	—	—	—	4
Balance at September 30, 2021	$123	$42	$36	$21	$16	$4	$3	$15

Balance at June 30, 2022	$136	$52	$52	$31	$21	$4	$3	$15
Write-Offs	(49)	(19)	(26)	(11)	(15)	—	—	(4)
Credit Loss Expense	36	10	20	5	15	2	1	3
Other Adjustments	51	19	21	16	5	—	—	—
Balance at September 30, 2022	$174	$62	$67	$41	$26	$6	$4	$14

	Nine Months Ended September 30, 2021 and 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12
Write-Offs	(39)	(10)	(20)	(11)	(9)	—	—	(7)
Credit Loss Expense	40	20	19	9	10	—	—	6
Other Adjustments	(24)	9	—	—	1	—	—	4
Balance at September 30, 2021	$123	$42	$36	$21	$16	$4	$3	$15

Balance at December 31, 2021	$122	$42	$36	$21	$16	$4	$3	$15
Write-Offs	(103)	(44)	(45)	(18)	(28)	—	—	(10)
Credit Loss Expense	80	23	39	11	28	2	1	9
Other Adjustments	75	41	37	27	10	—	—	—
Balance at September 30, 2022	$174	$62	$67	$41	$26	$6	$4	$14
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
The aging of trade receivables is presented in the table below. Duke Energy considers receivables greater than 30 days outstanding past due.

	September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$1,046	$342	$328	$233	$95	$3	$32	$14
0-30 days	2,589	728	1,132	534	595	34	50	100
30-60 days	169	60	48	34	14	6	6	6
60-90 days	95	27	40	28	12	2	3	3
90+ days	308	97	76	35	41	45	19	7
Deferred Payment Arrangements(c)	179	58	79	40	39	4	—	—
Trade and Other Receivables	$4,386	$1,312	$1,703	$904	$796	$94	$110	$130

FINANCIAL STATEMENTS	REVENUE

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$964	$316	$266	$193	$73	$4	$27	$106
0-30 days	2,104	595	800	405	393	42	51	202
30-60 days	212	77	72	44	28	4	13	12
60-90 days	88	37	41	21	20	1	1	2
90+ days	249	106	65	37	28	47	11	7
Deferred Payment Arrangements(c)	115	55	45	22	23	2	—	4
Trade and Other Receivables	$3,732	$1,186	$1,289	$722	$565	$100	$103	$333
(a)Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 12 for further information. These receivables for unbilled revenues are $100 million and $168 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of September 30, 2022, and $82 million and $121 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income available to Duke Energy common stockholders	$1,383	$1,366	$3,094	$3,070
Less: Income from discontinued operations	23	—	23	—
Accumulated preferred stock dividends adjustment	12	12	12	12
Less: Impact of participating securities	1	1	2	3
Income from continuing operations available to Duke Energy common stockholders	$1,371	$1,377	$3,081	$3,079

Weighted average common shares outstanding – basic and diluted	770	769	770	769
EPS available to Duke Energy common stockholders
Basic and diluted	$1.78	$1.79	$4.00	$4.00
Potentially dilutive items excluded from the calculation(a)	2	2	2	2
Dividends declared per common share	$1.005	$0.985	$2.975	$2.915
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$0.359	$1.078	$1.078
Dividends declared on Series B preferred stock per share(c)	$24.375	$24.375	$48.750	$48.750
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
The following table includes information related to the Duke Energy Registrants' contributions to its qualified defined benefit pension plans.

Nine Months Ended September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions made	$58	$15	$13	$8	$5	$3	$5	$2
Duke Energy uses a December 31 measurement date for its qualified non-contributory defined benefit retirement plan assets and obligations. However, because Duke Energy believes it is probable in 2022 that total lump-sum benefit payments will exceed the settlement threshold, which is defined as the sum of the service cost and interest cost on projected benefit obligation components of net periodic pension costs, Duke Energy remeasured the plan assets and plan obligations associated with one of its qualified pension plans as of September 30, 2022. The discount rate used for the remeasurement was 5.7% as of September 30, 2022. The cash balance interest crediting rate was 4.5% as of September 30, 2022. The interest rate for lump sum and annuity conversions was updated to reflect current market conditions. All other assumptions used for the September 30, 2022, remeasurement were consistent with the measurement as of December 31, 2021.
As a result of the remeasurement, Duke Energy recognized a remeasurement loss of $276 million, of which $266 million was recorded in Regulatory Assets within Other Noncurrent Assets and $10 million was recorded in Accumulated Other Comprehensive Loss within the Condensed Consolidated Balance Sheets as of September 30, 2022. The remeasurement loss, which represents a decrease in funded status, reflects a decrease of $1,198 million in the fair value of plan assets and a decrease of $922 million in the projected benefit obligation.
As the result of settlement accounting, Duke Energy recognized settlement charges of $66 million, of which $55 million was recorded to Regulatory Assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets and $11 million was recorded to Other Income and Expenses, net, within the Condensed Consolidated Statement of Operations as of September 30, 2022. Settlement charges recognized by the Subsidiary Registrants as of September 30, 2022, were $28 million for Duke Energy Carolinas, $16 million for Duke Energy Progress, $5 million for Duke Energy Florida, $4 million for Duke Energy Indiana, $2 million for Duke Energy Ohio and $11 million for Piedmont.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$39	$12	$11	$6	$4	$1	$3	$1
Interest cost on projected benefit obligation	58	14	19	9	10	3	4	2
Expected return on plan assets	(140)	(38)	(46)	(22)	(24)	(6)	(9)	(6)
Amortization of actuarial loss	24	5	6	3	3	2	3	2
Amortization of prior service credit	(5)	(1)	—	—	—	—	—	(2)
Amortization of settlement charges	14	3	5	4	1	2	1	2
Net periodic pension costs	$(10)	$(5)	$(5)	$—	$(6)	$2	$2	$(1)

	Three Months Ended September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$43	$14	$13	$7	$5	$2	$2	$1
Interest cost on projected benefit obligation	55	13	17	8	10	2	5	2
Expected return on plan assets	(139)	(36)	(47)	(21)	(25)	(7)	(10)	(5)
Amortization of actuarial loss	33	7	10	5	5	2	3	2
Amortization of prior service credit	(7)	(2)	(1)	—	(1)	—	—	(1)
Amortization of settlement charges	2	1	1	—	—	—	—	1
Net periodic pension costs	$(13)	$(3)	$(7)	$(1)	$(6)	$(1)	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Nine Months Ended September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$120	$38	$34	$20	$14	$3	$7	$4
Interest cost on projected benefit obligation	175	41	55	25	30	9	14	6
Expected return on plan assets	(421)	(114)	(139)	(66)	(72)	(17)	(28)	(18)
Amortization of actuarial loss	71	15	19	10	9	4	8	5
Amortization of prior service credit	(14)	(3)	—	—	—	—	(1)	(6)
Amortization of settlement charges	18	6	6	5	1	2	1	2
Net periodic pension costs	$(51)	$(17)	$(25)	$(6)	$(18)	$1	$1	$(7)

	Nine Months Ended September 30, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$131	$42	$38	$22	$16	$4	$7	$4
Interest cost on projected benefit obligation	165	38	52	23	29	9	14	6
Expected return on plan assets	(418)	(106)	(141)	(63)	(76)	(21)	(30)	(15)
Amortization of actuarial loss	100	22	29	14	15	5	10	7
Amortization of prior service credit	(22)	(6)	(2)	(1)	(1)	—	(1)	(6)
Amortization of settlement charges	6	4	2	1	—	—	—	1
Net periodic pension costs	$(38)	$(6)	$(22)	$(4)	$(17)	$(3)	$—	$(3)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and nine months ended September 30, 2022, and 2021.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and nine months ended September 30, 2022, and 2021.
16. INCOME TAXES
Inflation Reduction Act
On August 16, 2022, the IRA was signed into law. Among other provisions, the IRA implemented a new 15% corporate alternative minimum tax based on GAAP net income, with certain adjustments as defined by the IRA, and clean energy-related provisions. The IRA's clean energy provisions include, among other provisions, the extension and modification of existing investment and production tax credits for projects placed in service through 2024 and introduces new technology-neutral clean energy related credits beginning in 2025. In addition, the IRA created a new, zero-emission nuclear power production tax credit and a clean hydrogen production tax credit.
Duke Energy has preliminarily reviewed the provisions of the IRA and has determined there were no material impacts on the results of operations, financial position, or cash flows in the periods presented for the Duke Energy Registrants as a result of the IRA being signed into law. Based on the preliminary review of the IRA provisions, future annual cash flow impacts related to the energy credits could be material to the Duke Energy Registrants. However, the majority of Duke Energy's operations are regulated and the FERC and state utility commissions will determine the regulatory treatment. We anticipate the Subsidiary Registrants will defer and expect to pass along the net financial impact associated with the IRA to customers over time. See Note 3 for further details on the IRA as it relates to Duke Energy Florida. Duke Energy will continue to assess the IRA as new information and anticipated guidance from the U.S. Department of the Treasury becomes available.

FINANCIAL STATEMENTS	INCOME TAXES

EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Duke Energy	8.4%	6.6%	5.8%	6.7%
Duke Energy Carolinas	5.2%	2.9%	6.3%	3.6%
Progress Energy	15.8%	12.9%	16.2%	11.5%
Duke Energy Progress	12.9%	6.3%	13.4%	5.9%
Duke Energy Florida	18.4%	19.1%	19.4%	19.1%
Duke Energy Ohio	14.2%	13.4%	(14.6)%	15.3%
Duke Energy Indiana	16.8%	15.8%	0.5%	16.3%
Piedmont	21.4%	25.0%	9.1%	8.4%
The increase in the ETR for Duke Energy for the three months ended September 30, 2022, was primarily due to a decrease in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Carolinas for the three and nine months ended September 30, 2022, was primarily due to the amortization of excess deferred taxes in relation to higher pretax income.
The increase in the ETR for Progress Energy for the three and nine months ended September 30, 2022, was primarily due to a decrease in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Progress for the three and nine months ended September 30, 2022, was primarily due to a decrease in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Ohio for the nine months ended September 30, 2022, was primarily due to an increase in the amortization of excess deferred taxes related to the MGP Settlement.
The decrease in the ETR for Duke Energy Indiana for the nine months ended September 30, 2022, was primarily due to the coal ash impairment based on the Indiana Supreme Court Opinion recorded and an increase in the amortization of excess deferred taxes.
The decrease in the ETR for Piedmont for the three months ended September 30, 2022, was primarily due to a decrease in research tax credits.
17. SUBSEQUENT EVENTS
For information on subsequent events related to organization and basis of presentation, regulatory matters, commitments and contingencies, and debt and credit facilities see Notes 1, 3, 4, and 5.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2022, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2021.
Executive Overview
Advancing Our Clean Energy Transformation
During the third quarter of 2022, we continued to execute on our clean energy transformation, delivering strong, sustainable value for shareholders, customers, communities and employees.
•In October 2022, we announced an additional interim target to reduce carbon emissions from electric generation by 80% by 2040. We also adopted a goal of reducing Scope 2 and certain Scope 3 emissions, including emissions from upstream purchased power and fossil fuel purchases, as well as downstream customer use of natural gas, by 50% by 2035. Duke Energy is one of the first utilities to address the totality of its impact – 95% of the company's greenhouse gas emissions are now tied to a measurable net-zero goal. Over the next decade, we expect to deploy approximately $145 billion of capital into our regulated businesses, driven by clean energy transition investments.
•In August 2022, we announced a strategic review of our commercial renewables business, which has been an integral part of Duke Energy's renewable energy platform over the past 15 years. Since 2007, we have built a portfolio of approximately 5,000 megawatts of commercial wind, solar and battery projects across the U.S., and established a robust development pipeline. As we look forward to the remainder of this decade and beyond, we have line of sight to significant renewable, grid and other investment opportunities within our faster-growing regulated operations. In November 2022, the Board of Directors committed to a plan to sell the Commercial Renewables business segment, excluding the Offshore Wind lease for Carolina Long Bay. See Note 1 to the Condensed Consolidated Financial Statements, "Organization and Basis of Presentation," for additional information.
•In August 2022, Duke Energy launched the utility industry’s first sustainable commercial paper notes focused on socioeconomic advancement. The company plans to disburse or allocate an amount equal to the net proceeds from the sustainable commercial paper notes to fund expenditures and programs related to enabling opportunities for diverse businesses.
•In August 2022, Duke Energy Carolinas filed for approval of a new demand response pilot program expected to launch in 2023 for customers in the Duke Energy Carolinas (DEC) service area. Pilot incentives will reduce vehicle lease payments for program participants who lease an eligible electric vehicle, including Ford F-150 Lightning trucks. In exchange, customers will allow their electric vehicles to feed energy back to the grid – helping to balance it during peak demand. Also in August 2022, Duke Energy Florida announced a research and development pilot program to test and evaluate the viability of the new Ford F-150 Lightning all-electric truck's high-capacity batteries as a grid edge resource.
Regulatory Activity. During the third quarter of 2022, we continued to monitor developments while moving our regulatory strategy forward. See Note 3 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•In October 2022, Duke Energy Florida received approval from the FPSC for its proposed ten year storm protection plan, with minor modifications. This plan will continue to provide for investments to enhance the integrity and reliability of the state's electric grid. Also in October 2022, as a result of rising interest rates and as allowed under the 2021 Settlement, the FPSC approved an increase in Duke Energy Florida's ROE band, increasing the ROE midpoint effective in January 1, 2023 base rates from 9.85% to 10.1%.
•In October 2022, Duke Energy Progress filed a rate case in North Carolina to request an increase in base rate retail revenues. This proposal is the first by Duke Energy Progress in North Carolina to increase base rates since 2019 and is our first rate case filing in North Carolina to include a Performance Based Regulation Application and a Multiyear Rate Plan as allowed under HB 951. Duke Energy Progress’ rate request before the NCUC proposes a gradual rate increase over three years as the company continues to strengthen the electricity grid, reducing power outages for customers and facilitating the clean energy transition in a manner that supports economic development across the state.
•In September 2022, Duke Energy Progress filed a rate case in South Carolina to request an increase in base rate retail revenues. This proposal is the first by Duke Energy Progress in South Carolina to increase base rates since 2018 and is driven by ongoing investments to improve resiliency, work toward an orderly transition to a secure energy future and improve the customer experience. Duke Energy Progress’ rate request before the PSCSC proposes a step in of the proposed rate increase over two years.
•In September 2022, Duke Energy Ohio reached an electric distribution base rate settlement with the PUCO's technical staff and other parties, subject to review and approval of the PUCO.

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
Duke Energy Indiana has interpreted the CCR rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Interpretation of the requirements of the CCR rule is subject to further legal challenges and regulatory approvals, which could result in additional coal ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. In January 2022, Duke Energy Indiana received a letter from the EPA regarding interpretation of the CCR rule. See Note 4 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies" for more information.
Commercial Renewables
On November 1, 2022, the Board of Directors committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind lease for Carolina Long Bay. Duke Energy is actively marketing the business as two separate disposal units, the utility scale solar and wind unit and the distributed generation unit. Non-binding offers were received for the utility scale solar and wind unit in late October 2022. We are evaluating the initial offers and expect to receive final offers from select bidders in early 2023. Non-binding offers for the distributed generation unit are also expected in early 2023. Duke Energy expects to dispose of both units in mid-2023. In the fourth quarter of 2022, Duke Energy will reclassify the Commercial Renewables business segment to assets held for sale and report it as a discontinued operation. Duke Energy could record a material impairment loss in the fourth quarter of 2022 if the carrying value of one or both of the units is not expected to be recovered. If the proceeds exceed the carrying value of one or both of the units, a gain would be recognized at the closing of the transaction in mid-2023. Proceeds from a successful sale are expected to be used for debt reduction and avoidance.
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
Supply Chain
Duke Energy is monitoring supply chain disruptions, which could impact the timing of in-service dates and may result in adverse impacts on operating results. The company is also monitoring the potential impacts on future financial results and clean energy goals due to supply chain challenges regarding the availability of transformers and renewable components like solar panels and batteries.
Other
Duke Energy is monitoring general market conditions, including rising interest rates, and evaluating the impact to its results of operations, financial position and cash flows in the future. Duke Energy is developing mitigation plans to partially offset the impacts of these general market conditions. These mitigation plans could result in charges related to a reduction in workforce, primarily in corporate and operational support roles as work is reassessed, real estate modifications to leased office space or asset impairments on property, plant and equipment.
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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Regulatory Matters represents the net impact of charges related to the 2022 Indiana Supreme Court ruling on coal ash.
•Mark-to-Market represents the income statement impact of derivative instruments that do not qualify for hedge accounting or regulatory accounting.

MD&A	DUKE ENERGY

•Workplace and Workforce Realignment represents costs attributable to business transformation, including long-term real estate strategy changes and workforce realignment.
•Regulatory Settlements represents an impairment charge related to the South Carolina Supreme Court decision on coal ash, insurance proceeds and the Duke Energy Carolinas and Duke Energy Progress coal ash settlement.
•Gas Pipeline Investments represents additional exit obligations related to ACP.
Three Months Ended September 30, 2022, as compared to September 30, 2021
GAAP reported EPS was $1.81 for the third quarter of 2022 compared to $1.79 in the third quarter of 2021. GAAP reported EPS increased primarily due to regulatory settlements in the prior year and higher volumes and lower operations and maintenance expense in the current year, partially offset by lower Commercial Renewables earnings, higher depreciation and interest expense and lower returns on investments..
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s third quarter 2022 adjusted EPS was $1.78 compared to $1.88 for the third quarter of 2021. The decrease in adjusted EPS was primarily due to lower Commercial Renewables earnings, higher depreciation and interest expense and lower returns on investments, partially offset by higher volumes and lower operation and maintenance expense.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30,
	2022		2021
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,383	$1.81	$1,366	$1.79
Adjustments:
Mark-to-Market(a)	(4)	—	—	—
Workplace and Workforce Realignment(b)	—	—	7	—
Regulatory Settlements(c)	—	—	64	0.09
Gas Pipeline Investments(d)	—	—	(2)	—
Discontinued Operations(e)	(23)	(0.03)	—	—
Adjusted Earnings/Adjusted EPS	$1,356	$1.78	$1,435	$1.88
(a)Net of tax expense of $2 million.
(b)Net of tax benefit of $2 million.
(c)Net of tax benefit of $19 million.
(d)Net of tax expense of $1 million.
(e)Represents the net impact of the expiration of statutes related to the International Disposal Group.
Nine Months Ended September 30, 2022, as compared to September 30, 2021
GAAP Reported EPS was $4.03 for the nine months ended September 30, 2022, compared to $4.00 for the nine months ended September 30, 2021. In addition to the drivers below, GAAP reported EPS increased due to higher volumes, favorable weather and workplace and workforce realignment costs in the prior year, partially offset by the net impact of charges related to the 2022 Indiana Supreme Court ruling on coal ash, higher operations and maintenance expense, including storm costs, the impact of GIC minority interest sale and lower returns on investments.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $4.22 for the nine months ended September 30, 2022, compared to $4.30 for the nine months ended September 30, 2021. The decrease in adjusted EPS was primarily due to lower Commercial Renewables earnings and higher operations and maintenance expense, including storm costs,, the impact of the GIC minority interest sale and lower returns on investments, partially offset by higher volumes and favorable weather in the current year.

MD&A	DUKE ENERGY

The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2022		2021
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$3,094	$4.03	$3,070	$4.00
Adjustments:
Regulatory Matters(a)	157	0.20	—	—
Mark-to-Market(b)	12	0.02	—	—
Workplace and Workforce Realignment(c)	—	—	142	0.19
Regulatory Settlements(d)	—	—	64	0.09
Gas Pipeline Investments(e)	—	—	15	0.02
Discontinued Operations(f)	(23)	(0.03)	—	—
Adjusted Earnings/Adjusted EPS	$3,240	$4.22	$3,291	$4.30
(a)Net of tax benefit of $80 million and $20 million in noncontrolling interests.
(b)Net of tax benefit of $3 million.
(c)Net of tax benefit of $42 million.
(d)Net of tax benefit of $19 million.
(e)Net of tax benefit of $4 million.
(f)Represents the net impact of the expiration of statutes related to the International Disposal Group.
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
Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Operating Revenues	$7,439	$6,569	$870	$19,576	$17,185	$2,391
Operating Expenses
Fuel used in electric generation and purchased power	2,653	1,864	789	6,481	4,760	1,721
Operation, maintenance and other	1,257	1,363	(106)	4,011	3,907	104
Depreciation and amortization	1,170	1,084	86	3,411	3,154	257
Property and other taxes	336	330	6	1,004	949	55
Impairment of assets and other charges	8	202	(194)	214	203	11
Total operating expenses	5,424	4,843	581	15,121	12,973	2,148
Gains on Sales of Other Assets and Other, net	7	9	(2)	12	11	1
Operating Income	2,022	1,735	287	4,467	4,223	244
Other Income and Expenses, net	114	220	(106)	381	421	(40)
Interest Expense	377	365	12	1,144	1,066	78
Income Before Income Taxes	1,759	1,590	169	3,704	3,578	126
Income Tax Expense	207	160	47	448	393	55
Less: Income Attributable to Noncontrolling Interest	12	5	7	19	5	14
Segment Income	$1,540	$1,425	$115	$3,237	$3,180	$57

Duke Energy Carolinas GWh sales	24,554	25,033	(479)	69,125	67,357	1,768
Duke Energy Progress GWh sales	19,608	19,219	389	54,492	51,555	2,937
Duke Energy Florida GWh sales	13,555	12,983	572	35,797	32,731	3,066
Duke Energy Ohio GWh sales	7,074	6,844	230	18,635	18,586	49
Duke Energy Indiana GWh sales	8,934	8,788	146	24,528	23,880	648
Total Electric Utilities and Infrastructure GWh sales	73,725	72,867	858	202,577	194,109	8,468
Net proportional MW capacity in operation				49,520	49,749	(229)

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Three Months Ended September 30, 2022, as compared to September 30, 2021
Electric Utilities and Infrastructure’s higher segment income is due to favorable retail sales volumes, lower operations and maintenance expense, and a prior year impairment charge related to the South Carolina Supreme Court decision on coal ash, partially offset by higher depreciation. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $732 million increase in fuel revenues primarily due to higher fuel prices and retail sales volumes;
•an $85 million increase in weather-normal retail sales volumes;
•a $72 million increase in wholesale revenues primarily due to higher capacity volumes; and
•a $48 million increase in rider revenues primarily due to storm securitization in North Carolina and energy efficiency programs.
Operating Expenses. The variance was driven primarily by:
•a $789 million increase in fuel used in electric generation and purchased power due to higher fuel prices and volumes from customer demand; and
•an $86 million increase in depreciation and amortization primarily due to higher plant in service and resolution of prior year rate cases.
Partially offset by:
•a $194 million decrease in impairment of assets and other charges due to a prior year impairment charge related to the South Carolina Supreme Court decision on coal ash; and
•a $106 million decrease in operation, maintenance and other primarily driven by lower employee benefits.
Other Income and Expenses, net. The decrease is primarily due to coal ash insurance litigation proceeds received in the prior year.
Interest Expense. The variance was primarily driven by interest expense on excess deferred tax liabilities and higher outstanding debt.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes. The ETRs for the three months ended September 30, 2022, and 2021, were 11.8% and 10.1%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.
Nine Months Ended September 30, 2022, as compared to September 30, 2021
Electric Utilities and Infrastructure’s higher segment income is due to higher retail sales volumes and favorable weather, partially offset by higher depreciation and higher storm costs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $1,526 million increase in fuel revenues primarily due to higher fuel prices and retail sales volumes;
•a $356 million increase in weather-normal retail sales volumes;
•a $238 million increase in retail base rate pricing due to general rate cases in North Carolina, net of rider impacts as well as multiyear rate adjustments in Florida;
•a $149 million increase in wholesale revenues primarily due to higher capacity volumes
•a $117 million increase in rider revenues primarily due to higher sales volumes and storm securitization in North Carolina; and
•a $71 million increase in retail sales due to favorable weather compared to prior year.
Partially offset by
•a $60 million decrease due to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Operating Expenses. The variance was driven primarily by:
•a $1,721 million increase in fuel used in electric generation and purchased power due to higher fuel prices and volumes from customer demand;
•a $257 million increase in depreciation and amortization primarily due to higher plant in service and resolution of prior year rate cases, partially offset by lower depreciation related to the extension of the lives of nuclear facilities;
•a $104 million increase in operation, maintenance and other primarily driven by higher storm costs and higher outage and maintenance costs;
•a $55 million increase in property and other taxes primarily due to higher property taxes as well as higher revenue related taxes; and
•an $11 million increase in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs, partially offset by a prior year impairment charge related to the South Carolina Supreme Court decision on coal ash.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Other Income and Expenses, net. The decrease is primarily due to coal ash insurance litigation proceeds received in the prior year, partially offset by a 2022 settlement with the Department of Energy over spent nuclear fuel storage and higher AFUDC equity.
Interest Expense. The variance was primarily driven by interest expense on excess deferred tax liabilities and higher outstanding debt.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes. The ETRs for the nine months ended September 30, 2022, and 2021, were 12.1% and 11.0%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.
Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Operating Revenues	$427	$289	$138	$1,912	$1,391	$521
Operating Expenses
Cost of natural gas	189	75	114	859	430	429
Operation, maintenance and other	115	102	13	410	302	108
Depreciation and amortization	80	74	6	241	216	25
Property and other taxes	29	30	(1)	103	92	11
Impairment of assets and other charges	(12)	—	(12)	(12)	—	(12)
Total operating expenses	401	281	120	1,601	1,040	561
Gains on Sales of Other Assets and Other, net	—	—	—	4	—	4
Operating Income	26	8	18	315	351	(36)
Other Income and Expenses, Net	25	25	—	61	52	9
Interest Expense	45	37	8	127	105	22
Income (Loss) Before Income Taxes	6	(4)	10	249	298	(49)
Income Tax Expense (Benefit)	2	(1)	3	(28)	39	(67)
Segment Income (Loss)	$4	$(3)	$7	$277	$259	$18

Piedmont LDC throughput (dekatherms)	157,145,659	134,549,588	22,596,071	463,863,034	390,210,785	73,652,249
Duke Energy Midwest LDC throughput (Mcf)	9,559,214	10,268,918	(709,704)	63,346,715	62,220,827	1,125,888
Three Months Ended September 30, 2022, as compared to September 30, 2021
Gas Utilities and Infrastructure’s results were impacted primarily by margin growth and the partial reversal of the prior year impairment related to the propane caverns in Ohio, partially offset by higher operation and maintenance costs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $114 million increase due to increased off-system sales natural gas costs and higher natural gas costs passed through to customers;
•a $17 million increase due to rider revenues related to Ohio Capital Expenditure Program (CEP); and
•a $5 million increase due to base rate increases.
Operating Expenses. The variance was driven primarily by:
•a $114 million increase due to increased off-system sales natural gas costs and higher natural gas costs passed through to customers;
•a $13 million increase in operations, maintenance and other primarily due to higher spend on internal and contract labor costs and materials; and
•a $6 million increase in depreciation and amortization due to additional plant in service.
Partially offset by:
•a $12 million decrease in impairment of assets and other charges due to the partial reversal of the prior year impairment related to the propane caverns in Ohio.
Interest Expense. The increase was primarily due to higher debt outstanding.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the three months ended September 30, 2022, and 2021, were 33.3% and 25.0%, respectively. The increase in the ETR was primarily due to the amortization of excess deferred taxes in relation to higher pretax income.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Nine Months Ended September 30, 2022, as compared to September 30, 2021
Gas Utilities and Infrastructure’s results were impacted primarily by margin growth, partially offset by higher operation and maintenance costs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $429 million increase due to higher natural gas costs passed through to customers, increased off-system sales activity and higher volumes;
•a $50 million increase due to base rate increases;
•a $32 million increase due to rider revenues related to Ohio CEP; and
•a $5 million increase due to customer growth.
Partially offset by:
•a $15 million decrease due to the MGP settlement.
Operating Expenses. The variance was driven primarily by:
•a $429 million increase due to higher natural gas costs passed through to customers, increased off-system sales activity and higher volumes;
•a $108 million increase in operations, maintenance and other primarily due to the MGP settlement and higher spend on internal and contract labor costs, fleet and materials;
•a $25 million increase in depreciation and amortization due to additional plant in service and lower CEP deferrals; and
•an $11 million increase in property and other taxes due to lower CEP deferrals.
Partially offset by:
•a $12 million decrease in impairment of assets and other charges due to the partial reversal of the prior year impairment related to the propane caverns in Ohio.
Interest Expense. The increase was primarily due to lower AFUDC debt income and higher debt outstanding.
Income Tax Expense (Benefit). The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes related to the Ohio MGP Settlement and a decrease in pretax income. The ETRs for the nine months ended September 30, 2022, and 2021, were (11.2)% and 13.1%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes related to the Ohio MGP Settlement.
Commercial Renewables

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Operating Revenues	$130	$117	$13	$372	$355	$17
Operating Expenses
Operation, maintenance and other	87	90	(3)	251	240	11
Depreciation and amortization	61	58	3	181	167	14
Property and other taxes	11	10	1	31	28	3
Total operating expenses	159	158	1	463	435	28
Losses on Sales of Other Assets and Other, net	—	—	—	(1)	—	(1)
Operating Loss	(29)	(41)	12	(92)	(80)	(12)
Other Income and Expenses, net	—	(2)	2	—	(24)	24
Interest Expense	18	20	(2)	55	53	2
Loss Before Income Taxes	(47)	(63)	16	(147)	(157)	10
Income Tax Benefit	(29)	(6)	(23)	(98)	(56)	(42)
Add: Loss Attributable to Noncontrolling Interests	20	135	(115)	92	253	(161)
Segment Income	$2	$78	$(76)	$43	$152	$(109)

Renewable plant production, GWh	2,742	2,567	175	9,160	7,942	1,218
Net proportional MW capacity in operation(a)				4,759	4,630	129
(a)Certain projects are included in tax equity structures where investors have differing interests in the project's economic attributes. One hundred percent of the tax equity project's capacity is included in the table above.

MD&A	SEGMENT RESULTS — COMMERCIAL RENEWABLES

Three Months Ended September 30, 2022, as compared to September 30, 2021
Commercial Renewables' results were unfavorable to prior year primarily driven by fewer project investments financed by tax equity being placed into service in the current year.
Operating Revenues. The variance was primarily driven by a $10 million increase due to higher wind resource and higher market prices impacting the wind portfolio and a $6 million gain related to derivative contracts that do not qualify for hedge accounting, partially offset by a $4 million decrease in the distributed energy portfolio primarily due to fewer projects placed in service.
Income Tax Benefit. The increase in the tax benefit was primarily due to fewer project investments financed by tax equity being placed into service in the current year.
Loss Attributable to Noncontrolling Interests. The variance was primarily driven by a $100 million decrease for fewer projects placed in service financed with tax equity in the current year and a $15 million net decrease in losses allocated to tax equity members from existing tax equity structures.
Nine Months Ended September 30, 2022, as compared to September 30, 2021
Commercial Renewables' results were unfavorable primarily driven by fewer project investments financed by tax equity being placed into service in the current year and higher expenses from projects placed in service since the prior year, partially offset by the impacts for losses experienced in the prior year from Texas Storm Uri.
Operating Revenues. The variance was primarily driven by a $41 million increase due to higher wind resource and market prices impacting the wind portfolio, partially offset by a $15 million loss related to derivative contracts that do not qualify for hedge accounting and an $8 million decrease for market sales in excess of market purchases experienced during Texas Storm Uri in the prior year.
Operating Expenses. The variance was primarily driven by a $33 million increase due to higher operating expenses, depreciation, property tax expense and other development costs from the growth of new projects, partially offset by a $5 million decrease for lower operating expenses attributed to maintenance and other operating expenses.
Other Income and Expenses, net. The increase was primarily due to $29 million of losses experienced in the prior year from Texas Storm Uri.
Income Tax Benefit. The increase in the tax benefit was primarily due to a decrease in taxes associated with tax equity investments and an increase in production tax credits generated.
Loss Attributable to Noncontrolling Interests. The variance was primarily driven by a $133 million decrease for fewer projects placed in service financed with tax equity in the current year and a $40 million net decrease in losses allocated to tax equity members from existing tax equity structures, partially offset by a $12 million increase for losses experienced in the prior year from Texas Storm Uri.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Operating Revenues	$29	$28	$1	$89	$81	$8
Operating Expenses	29	46	(17)	78	282	(204)
Gains (Losses) on Sales of Other Assets and Other, net	—	(1)	1	1	(1)	2
Operating Income (Loss)	—	(19)	19	12	(202)	214
Other Income and Expenses, net	5	25	(20)	(8)	78	(86)
Interest Expense	205	163	42	529	470	59
Loss Before Income Taxes	(200)	(157)	(43)	(525)	(594)	69
Income Tax Benefit	(52)	(63)	11	(131)	(166)	35
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(1)	1	(2)	—	1	(1)
Less: Preferred Dividends	39	39	—	92	92	—
Net Loss	$(186)	$(134)	$(52)	$(486)	$(521)	$35
Three Months Ended September 30, 2022, as compared to September 30, 2021
The higher net loss was driven by current year higher interest rates on commercial paper, higher outstanding long-term debt and lower return on investments that fund certain employee benefit obligations.
Operating Expenses. The decrease was primarily driven by prior year asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business moved to a hybrid and remote workforce strategy and lower return on investments on certain employee benefit obligations in the current year.
Other Income and Expenses, net. The variance was primarily due to lower return on investments that fund certain employee benefit obligations.
Interest Expense. The variance was primarily due to higher interest rates on commercial paper and higher outstanding long-term debt.

PART I
Income Tax Benefit. The decrease in the tax benefit was primarily due to unfavorable tax impacts related to lower investment returns on certain employee benefit obligations, partially offset by an increase in pretax losses. The ETRs for the three months ended September 30, 2022, and 2021, were 26.0% and 40.1%, respectively. The decrease in the ETR was primarily due to unfavorable tax impacts related to lower investment returns on certain employee benefit obligations.
Nine Months Ended September 30, 2022, as compared to September 30, 2021
The lower net loss was driven by prior year asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business moved to a hybrid and remote workforce strategy, partially offset by lower return on investments that fund certain employee benefit obligations, higher outstanding long-term debt and higher interest rates on commercial paper in the current year.
Operating Expenses. The decrease was primarily driven by prior year asset impairments to optimize the company's real estate portfolio and reduce office space as parts of the business moved to a hybrid and remote workforce strategy and lower return on investments on certain employee benefit obligations in the current year.
Other Income and Expenses, net. The variance was primarily due to lower return on investments that fund certain employee benefit obligations, partially offset by higher equity earnings from the NMC investment.
Interest Expense. The variance was primarily due to higher outstanding long-term debt and higher interest rates on commercial paper.
Income Tax Benefit. The decrease in the tax benefit was primarily due to a decrease in pretax losses and unfavorable tax impacts related to lower investment returns on certain employee benefit obligations. The ETRs for the nine months ended September 30, 2022, and 2021, were 25% and 27.9%, respectively. The decrease in the ETR was primarily due to unfavorable tax impacts related to lower investment returns on certain employee benefit obligations.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Income From Discontinued Operations, net of tax	$23	$—	$23	$23	$—	$23
Three Months Ended September 30, 2022, as compared to September 30, 2021
The variance was primarily driven by a reduction to a previously accrued liability as a result of the expiration of tax statutes related to the International Disposal Group.
Nine Months Ended September 30, 2022, as compared to September 30, 2021
The variance was primarily driven by a reduction to a previously accrued liability as a result of the expiration of tax statutes related to the International Disposal Group.
DUKE ENERGY CAROLINAS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance
Operating Revenues	$5,844	$5,430	$414
Operating Expenses
Fuel used in electric generation and purchased power	1,423	1,218	205
Operation, maintenance and other	1,410	1,347	63
Depreciation and amortization	1,138	1,088	50
Property and other taxes	258	248	10
Impairment of assets and other charges	(3)	238	(241)
Total operating expenses	4,226	4,139	87
Gains on Sales of Other Assets and Other, net	4	1	3
Operating Income	1,622	1,292	330
Other Income and Expenses, net	172	218	(46)
Interest Expense	415	400	15
Income Before Income Taxes	1,379	1,110	269
Income Tax Expense	87	40	47
Net Income	$1,292	$1,070	$222

MD&A	DUKE ENERGY CAROLINAS

The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential sales	0.6%
General service sales	5.4%
Industrial sales	2.7%
Wholesale power sales	(1.2)%
Joint dispatch sales	(35.6)%
Total sales	2.6%
Average number of customers	1.8%
Nine Months Ended September 30, 2022, as compared to September 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $173 million increase in fuel revenues due to higher fuel prices and weather-normal retail sales volumes in the current year;
•a $121 million increase in weather-normal retail sales volumes;
•a $45 million increase in rider revenues primarily due to energy efficiency, storm securitization, and competitive procurement of renewable energy programs; and
•a $36 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers.
Operating Expenses. The variance was driven primarily by:
•a $205 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and changes in the generation mix, partially offset by the recovery of fuel expenses and lower coal prices;
•a $63 million increase in operation, maintenance and other expense primarily due to higher storm restoration costs and higher outage and maintenance costs; and
•a $50 million increase in depreciation and amortization primarily due to an increase in assets placed into service, new depreciation rates associated with the North Carolina rate case and a higher depreciable base, partially offset by the extension of the lives of nuclear facilities.
Partially offset by:
•a $241 million decrease in impairment of assets and other charges due to the prior year optimization of the company's real estate portfolio and reduction of office space as parts of the business moved to a hybrid and remote workforce strategy and an adjustment to the South Carolina Supreme Court decision on coal ash.
Other Income and Expenses. The variance was driven by the coal ash insurance litigation proceeds received in the prior year, partially offset by an increase in AFUDC equity due to higher AFUDC base.
Interest Expense. The variance was driven by interest expense on excess deferred tax liabilities.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of excess deferred taxes.

MD&A	PROGRESS ENERGY

PROGRESS ENERGY
Results of Operations

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance
Operating Revenues	$10,087	$8,417	$1,670
Operating Expenses
Fuel used in electric generation and purchased power	3,927	2,702	1,225
Operation, maintenance and other	1,829	1,863	(34)
Depreciation and amortization	1,607	1,430	177
Property and other taxes	472	419	53
Impairment of assets and other charges	4	79	(75)
Total operating expenses	7,839	6,493	1,346
Gains on Sales of Other Assets and Other, net	6	9	(3)
Operating Income	2,254	1,933	321
Other Income and Expenses, net	150	167	(17)
Interest Expense	616	592	24
Income Before Income Taxes	1,788	1,508	280
Income Tax Expense	289	174	115
Net Income	1,499	1,334	165
Less: Net Income Attributable to Noncontrolling Interests	1	1	—
Net Income Attributable to Parent	$1,498	$1,333	$165
Nine Months Ended September 30, 2022, as compared to September 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $1,182 million increase in fuel cost recovery driven by higher fuel prices and volumes in the current year;
•a $202 million increase in retail pricing due to the North Carolina rate case and base rate adjustments at Duke Energy Florida related to annual increases from the 2021 Settlement Agreement and the solar base rate adjustment;
•a $171 million increase in weather-normal retail sales volumes;
•a $63 million increase in wholesale revenues, net of fuel, due to higher capacity volumes; and
•a $30 million increase in retail sales due to favorable weather.
Partially offset by:
•a $62 million decrease in capacity revenue primarily due to accelerated recovery of retired Crystal River coal units in 2021.
Operating Expenses. The variance was driven primarily by:
•a $1,225 million increase in fuel used in electric generation and purchased power primarily due to higher demand and higher natural gas prices;
•a $177 million increase in depreciation and amortization primarily due to increased rates at Duke Energy Florida and higher amortization of deferred coal ash and storm costs at Duke Energy Progress, partially offset by the extension of the lives at nuclear facilities at Duke Energy Progress; and
•a $53 million increase in property and other taxes primarily due to an increase in gross receipts taxes at Duke Energy Florida.
Partially offset by:
•a $75 million decrease in impairment of assets and other charges due to the prior year South Carolina Supreme Court decision on coal ash and optimization of the company's real estate portfolio and reduction of office space as parts of the business moved to hybrid and remote workforce strategy; and
•a $34 million decrease in operation, maintenance and other expense primarily due to reduced storm amortization at Duke Energy Florida, partially offset by higher storm costs at Duke Energy Progress.
Other Income and Expenses, net. The decrease is primarily due to coal ash insurance litigation proceeds received in the prior year at Duke Energy Progress, partially offset by a 2022 settlement with the Department of Energy over spent nuclear fuel storage at Duke Energy Florida.
Interest Expense. The variance was driven primarily by interest expense on excess deferred tax liabilities at Duke Energy Progress and higher outstanding debt.

MD&A	PROGRESS ENERGY

Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.
DUKE ENERGY PROGRESS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance
Operating Revenues	$5,182	$4,417	$765
Operating Expenses
Fuel used in electric generation and purchased power	1,916	1,368	548
Operation, maintenance and other	1,101	1,092	9
Depreciation and amortization	890	811	79
Property and other taxes	136	129	7
Impairment of assets and other charges	4	60	(56)
Total operating expenses	4,047	3,460	587
Gains on Sales of Other Assets and Other, net	2	8	(6)
Operating Income	1,137	965	172
Other Income and Expenses, net	83	111	(28)
Interest Expense	260	226	34
Income Before Income Taxes	960	850	110
Income Tax Expense	129	50	79
Net Income	$831	$800	$31
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2022
Residential sales	—%
General service sales	3.1%
Industrial sales	10.0%
Wholesale power sales	2.1%
Joint dispatch sales	43.2%
Total sales	5.7%
Average number of customers	1.9%
Nine Months Ended September 30, 2022, as compared to September 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $514 million increase in fuel revenues due to higher fuel prices and retail sales volumes in the current year;
•a $111 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers;
•a $48 million increase in weather-normal retail sales volumes;
•a $34 million increase in wholesale revenues, net of fuel, due to higher capacity volumes;
•a $29 million increase in rider revenues primarily due to storm securitization and energy efficiency, partially offset by renewable energy and energy efficiency portfolio standard programs; and
•a $19 million increase in retail sales due to favorable weather compared to prior year.
Operating Expenses. The variance was driven primarily by:
•a $548 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and changes in the generation mix, partially offset by the recovery of fuel expenses and lower coal expense; and
•a $79 million increase in depreciation and amortization due to higher amortization of deferred coal ash costs and amortization related to deferred storm costs, partially offset by lower depreciation related to the extension of the lives of nuclear facilities.
Partially offset by:
•a $56 million decrease in impairment of assets and other charges primarily due to the prior year South Carolina Supreme Court decision on coal ash and optimization of the company's real estate portfolio and reduction of office space as parts of the business moved to a hybrid and remote workforce strategy.

MD&A	DUKE ENERGY PROGRESS

Other Income and Expenses, net. The variance was primarily due to coal ash insurance litigation proceeds received in the prior year.
Interest Expense. The variance was driven primarily by interest expense on excess deferred tax liabilities and higher outstanding debt.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.
DUKE ENERGY FLORIDA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance
Operating Revenues	$4,890	$3,987	$903
Operating Expenses
Fuel used in electric generation and purchased power	2,011	1,335	676
Operation, maintenance and other	716	760	(44)
Depreciation and amortization	717	619	98
Property and other taxes	335	290	45
Impairment of assets and other charges	—	19	(19)
Total operating expenses	3,779	3,023	756
Gains on Sales of Other Assets and Other, net	5	1	4
Operating Income	1,116	965	151
Other Income and Expenses, net	74	54	20
Interest Expense	258	239	19
Income Before Income Taxes	932	780	152
Income Tax Expense	181	149	32
Net Income	$751	$631	$120
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

Increase (Decrease) over prior period	2022
Residential sales	3.9%
General service sales	5.1%
Industrial sales	6.4%
Wholesale and other	48.7%
Total sales	9.4%
Average number of customers	1.7%
Nine Months Ended September 30, 2022, as compared to September 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $668 million increase in fuel revenue primarily due to higher retail and wholesale sales volumes and a higher fuel rate in the current year in response to an increase in natural gas prices;
•a $123 million increase in weather-normal retail sales volumes;
•a $91 million increase in retail pricing due to base rate adjustments related to annual increases from the 2021 Settlement Agreement and the solar base rate adjustment;
•a $43 million increase in rider revenues primarily due to increased Storm Protection Plan rider revenue driven by higher debt and equity returns from increased capital expenditures in the current year;
•a $29 million increase in wholesale power revenues, net of fuel, primarily due to higher capacity revenues and bulk power sales; and
•an $11 million increase in retail sales due to favorable weather in the current year.
Partially offset by:
•a $62 million decrease in capacity revenue primarily due to accelerated recovery of the retired coal units Crystal River 1 and 2 in 2021.

MD&A	DUKE ENERGY FLORIDA

Operating Expenses. The variance was driven primarily by:
•a $676 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices;
•a $98 million increase in depreciation and amortization primarily due to an increase in depreciation rates starting in January 2022; and
•a $45 million increase in property and other taxes primarily due to an increase in gross receipt taxes driven by higher revenues and franchise and property taxes.
Partially offset by:
•a $44 million decrease in operation, maintenance and other primarily due to reduced storm amortization and reduced vegetation management costs, partially offset by increased charge-offs; and
•a $19 million decrease in impairment of assets and other charges due to the prior year optimization of the company's real estate portfolio and reduction of office space as parts of the business moved to hybrid and remote workforce strategy.
Other Income and Expenses, net. The increase is primarily due to a 2022 settlement with the Department of Energy over spent nuclear fuel storage.
Interest Expense. The increase in interest expense was primarily due to higher outstanding debt.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
DUKE ENERGY OHIO
Results of Operations

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance
Operating Revenues
Regulated electric	$1,320	$1,119	$201
Regulated natural gas	491	375	116
Total operating revenues	1,811	1,494	317
Operating Expenses
Fuel used in electric generation and purchased power	439	294	145
Cost of natural gas	174	76	98
Operation, maintenance and other	408	335	73
Depreciation and amortization	247	228	19
Property and other taxes	272	266	6
Impairment of assets and other charges	(11)	5	(16)
Total operating expenses	1,529	1,204	325
Operating Income	282	290	(8)
Other Income and Expenses, net	16	14	2
Interest Expense	92	82	10
Income Before Income Taxes	206	222	(16)
Income Tax (Benefit) Expense	(30)	34	(64)
Net Income	$236	$188	$48
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2022	2022
Residential sales	0.6%	6.1%
General service sales	(2.2)%	1.7%
Industrial sales	(8.5)%	2.6%
Wholesale electric power sales	(25.0)%	n/a
Other natural gas sales	n/a	(4.8)%
Total sales	0.3%	1.8%
Average number of customers	1.3%	0.5%

MD&A	DUKE ENERGY OHIO

Nine Months Ended September 30, 2022, as compared to September 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $227 million increase in fuel related revenues primarily due to higher retail sales volumes and a higher fuel rates in the current year in response to an increase in natural gas prices and purchased power expense;
•a $36 million increase in retail revenue riders primarily due to the Ohio CEP and Distribution Capital Investment Rider (DCI);
•a $30 million increase in other electric revenues primarily due to Distribution Decoupling rider adjustments recorded in 2021; and
•an $11 million increase in revenues related to OVEC collections and OVEC sales into PJM.
Partially offset by:
•a $15 million decrease due to the MGP settlement.
Operating Expenses. The variance was driven primarily by:
•a $243 million increase in fuel expense primarily driven by higher retail prices and increased volumes for natural gas and purchased power;
•a $73 million increase in operation, maintenance and other expense primarily due to the MGP settlement and higher storm costs; and
•a $19 million increase in depreciation and amortization primarily driven by lower CEP deferrals and an increase in distribution plant in service.
Partially offset by:
•a $16 million decrease in impairment of assets and other charges primarily due to the partial reversal of the prior year impairment related to the propane caverns in Ohio.
Interest Expense. The increase was primarily due to interest costs on long term debt.
Income Tax (Benefit) Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes related to the MGP Settlement and a decrease in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance
Operating Revenues	$2,835	$2,366	$469
Operating Expenses
Fuel used in electric generation and purchased power	1,234	710	524
Operation, maintenance and other	551	543	8
Depreciation and amortization	478	458	20
Property and other taxes	60	57	3
Impairment of assets and other charges	211	8	203
Total operating expenses	2,534	1,776	758
Operating Income	301	590	(289)
Other Income and Expenses, net	27	31	(4)
Interest Expense	138	148	(10)
Income Before Income Taxes	190	473	(283)
Income Tax Expense	1	77	(76)
Net Income	$189	$396	$(207)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential sales	0.6%
General service sales	2.1%
Industrial sales	(9.2)%
Wholesale power sales	11.2%
Total sales	2.7%
Average number of customers	1.4%

MD&A	DUKE ENERGY INDIANA

Nine Months Ended September 30, 2022, as compared to September 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $406 million increase in retail fuel revenues primarily due to higher fuel cost recovery driven by retail sales volumes and fuel prices;
•an $86 million increase primarily due to wholesale revenues, including fuel revenues, driven by higher rates and BPM sharing provision; and
•a $37 million increase in weather-normal retail sales volumes driven by higher nonresidential customer demand.
Partially offset by:
•a $60 million decrease due to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Operating Expenses. The variance was driven primarily by:
•a $524 million increase in fuel used in electric generation and purchased power expense primarily due to higher purchased power expense and higher coal and natural gas costs;
•a $203 million increase in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs; and
•a $20 million increase in depreciation and amortization primarily due to additional plant in service and the Step 2 rates true-up adjustment to depreciation expense.
Income Tax Expense. The decrease in tax expense was primarily due the change in pretax income from the coal ash impairment and an increase in the amortization of excess deferred income taxes.
PIEDMONT
Results of Operations

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance
Operating Revenues	$1,421	$1,016	$405
Operating Expenses
Cost of natural gas	685	354	331
Operation, maintenance and other	270	231	39
Depreciation and amortization	166	150	16
Property and other taxes	44	44	—
Impairment of assets and other charges	1	9	(8)
Total operating expenses	1,166	788	378
Gains on Sales of Other Assets and Other, net	4	—	4
Operating Income	259	228	31
Other Income and Expenses, net	41	51	(10)
Interest Expense	102	88	14
Income Before Income Taxes	198	191	7
Income Tax Expense	18	16	2
Net Income	$180	$175	$5
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential deliveries	(4.6)%
Commercial deliveries	0.9%
Industrial deliveries	0.8%
Power generation deliveries	31.3%
For resale	(5.1)%
Total throughput deliveries	18.9%
Secondary market volumes	31.8%
Average number of customers	1.4%
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

Nine Months Ended September 30, 2022, as compared to September 30, 2021
Operating Revenues. The variance was driven primarily by:
•a $331 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas costs;
•a $50 million increase due to base rate increases; and
•a $5 million increase due to customer growth.
Operating Expenses. The variance was driven primarily by:
•a $331 million increase due to higher natural gas costs passed through to customers and increased off-system sales natural gas;
•a $39 million increase in operation, maintenance and other due to higher spend on internal and contract labor costs, fleet, materials and other; and
•a $16 million increase in depreciation and amortization due to additional plant in service.
Other Income and Expenses, net. The decrease was primarily due to lower AFUDC equity income.
Interest Expense. The increase was primarily due to higher debt outstanding and lower AFUDC debt income.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Additionally, due to its existing tax attributes and projected tax credits to be generated relating to the IRA, Duke Energy does not expect to be a significant federal cash taxpayer until around 2030. Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2021, included a summary and detailed discussion of projected primary sources and uses of cash for 2022 to 2024.
As of September 30, 2022, Duke Energy had approximately $453 million of cash on hand and $5.5 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Note 5 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Cash flows provided by (used in):
Operating activities	$5,188	$7,227
Investing activities	(8,630)	(8,200)
Financing activities	3,551	1,160
Net increase in cash, cash equivalents and restricted cash	109	187
Cash, cash equivalents and restricted cash at beginning of period	520	556
Cash, cash equivalents and restricted cash at end of period	$629	$743

MD&A	LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Variance
Net income	$3,113	$2,915	$198
Non-cash adjustments to net income	4,490	4,556	(66)
Contributions to qualified pension plans	(58)	—	(58)
Payments for asset retirement obligations	(418)	(389)	(29)
Working capital	(1,939)	145	(2,084)
Net cash provided by operating activities	$5,188	$7,227	$(2,039)
The variance is primarily due to the timing of accruals and payments in working capital accounts, including fuel purchases.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Variance
Capital, investment and acquisition expenditures	$(8,185)	$(7,119)	$(1,066)
Other investing items	(445)	(1,081)	636
Net cash used in investing activities	$(8,630)	$(8,200)	$(430)
The variance is primarily due to higher overall investments in the Electric Utilities and Infrastructure segment, partially offset by a payment made in 2021 to fund ACP's outstanding debt.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Variance
Issuances of long-term debt, net	$5,663	$2,683	$2,980
Issuances of common stock	—	5	(5)
Notes payable, commercial paper and other short-term borrowings	269	(723)	992
Dividends paid	(2,389)	(2,340)	(49)
Contributions from noncontrolling interests	132	1,556	(1,424)
Other financing items	(124)	(21)	(103)
Net cash provided by financing activities	$3,551	$1,160	$2,391
The variance was primarily due to:
•a $3 billion increase in net proceeds from issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt; and
•a $992 million increase in net borrowings from notes payable and commercial paper.
Partially offset by:
•a $1.4 billion decrease in contributions from noncontrolling interests due to fewer project investments financed by tax equity being placed into service in the current year.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2021.
Foreign Currency Exchange Risk
Duke Energy is exposed to risk resulting from changes in the foreign currency exchange rates as a result of its issuances of long-term debt denominated in a foreign currency. Duke Energy manages foreign currency exchange risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which mitigate foreign currency exchange exposure. See Notes 5, 9 and 11 to the Condensed Consolidated Financial Statements, “Debt and Credit Facilities,” “Derivatives and Hedging” and “Fair Value Measurements," respectively.
Credit Risk
Duke Energy is subject to credit risk from transactions with counterparties to cross-currency swaps related to future interest and principal payments. The credit exposure to such counterparties may take the form of higher costs to meet Duke Energy's future Euro-denominated interest and principal payments in the event of counterparty default. Duke Energy selects highly rated banks as counterparties and allocates the hedge for each debt issuance across multiple counterparties. The master agreements with the counterparties impose collateral requirements on the parties in certain circumstances indicative of material deterioration in a party's creditworthiness.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect the Duke Energy Registrants’ financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2021.
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
3.1
Amended and Restated By-Laws of Duke Energy Corporation, effective as of September 22, 2022, (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on September 28, 2022, File No. 1-32853).
X
4.1
Twenty-eighth Supplemental Indenture, dated as of August 11, 2022, to the indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global notes included therein (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 11, 2022, File No. 1-32853).
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

Date:	November 4, 2022	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2022	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)