Form 10-K
period 2022-12-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2023-02-27
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Zip Code and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION	20-2777218
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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2022.	$82,471,565
Number of shares of Common Stock, $0.001 par value, outstanding at January 31, 2023.	770,080,285
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Duke Energy definitive proxy statement for the 2023 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11 and 13 hereof.
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

TABLE OF CONTENTS
TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2022

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
◦The ability to implement our business strategy, including our carbon emission reduction goals;
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
◦The impact of extraordinary external events, such as the pandemic health event resulting from COVID-19, and their collateral consequences, including the disruption of global supply chains or the economic activity in our service territories;
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
◦Changing investor, customer and other stakeholder expectations and demands including heightened emphasis on environmental, social and governance concerns and costs related thereto;
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
◦The impact on facilities and business from a terrorist or other attack, war, vandalism, cybersecurity threats, data security breaches, operational events, information technology failures or other catastrophic events, such as fires, explosions, pandemic health events or other similar occurrences;
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

FORWARD LOOKING STATEMENTS
◦Construction and development risks associated with the completion of the Duke Energy Registrants’ capital investment projects, including risks related to financing, timing and receipt of necessary regulatory approvals, obtaining and complying with terms of permits, meeting construction budgets and schedules and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner, or at all;
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
◦The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities, as well as the successful sale of the Commercial Renewables Disposal Groups;
◦The effect of accounting and reporting pronouncements issued periodically by accounting standard-setting bodies and the SEC;
◦The impact of United States tax legislation to our financial condition, results of operations or cash flows and our credit ratings;
◦The impacts from potential impairments of goodwill or equity method investment carrying values;
◦Asset or business acquisitions and dispositions may not yield the anticipated benefits;
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

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion and Duke Energy

ACP pipeline	The approximately 600-mile canceled interstate natural gas pipeline

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

AMI	Advanced Metering Infrastructure

AMT	Alternative Minimum Tax

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

Audit Committee	Audit Committee of the Board of Directors

Belews Creek	Belews Creek Steam Station

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

Brunswick	Brunswick Nuclear Plant

Cardinal	Cardinal Pipeline Company, LLC

Catawba	Catawba Nuclear Station

CC	Combined Cycle

CCR	Coal Combustion Residuals

CEP Rider	Duke Energy Ohio's Capital Expenditure Program Rider

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

Citrus County CC	Citrus County Combined Cycle Facility

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, marketed as two separate disposal groups, the utility-scale solar and wind group and the distributed generation group

COVID-19	Coronavirus Disease 2019

CPCN	Certificate of Public Convenience and Necessity

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

DATC	Duke-American Transmission Company, LLC

DECON	A method of decommissioning in which structures, systems, and components that contain radioactive contamination are removed from a site and safely disposed at a commercially operated low-level waste disposal facility, or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation

DEFR	Duke Energy Florida Receivables, LLC

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

GLOSSARY OF TERMS

DOE	U.S. Department of Energy

Dominion	Dominion Energy, Inc.

Dth	Dekatherms

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

East Bend	East Bend Generating Station

EDIT	Excess deferred income tax

EE	Energy efficiency

EPA	U.S. Environmental Protection Agency

EPS	Earnings Per Share

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

Form S-3	Registration statement

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally Accepted Accounting Principles in the United States

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation common stockholders

GAAP Reported EPS	Basic EPS Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GIC	GIC Private Limited, Singapore's sovereign wealth fund and an experienced investor in U.S. infrastructure

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hour

Hardy Storage	Hardy Storage Company, LLC

Harris	Shearon Harris Nuclear Plant

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IMPA	Indiana Municipal Power Agency

IMR	Integrity Management Rider

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISO	Independent System Operator

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

Investment Trusts	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

KO Transmission	KO Transmission Company

KPSC	Kentucky Public Service Commission

GLOSSARY OF TERMS

LLC	Limited Liability Company

McGuire	McGuire Nuclear Station

MGP	Manufactured gas plant

MGP Settlement	Stipulation and Recommendation filed jointly by Duke Energy Ohio the staff of the PUCO, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021

MISO	Midcontinent Independent System Operator, Inc.

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plans

NCDEQ	North Carolina Department of Environmental Quality

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

New Source Review	Clean Air Act program that requires industrial facilities to install modern pollution control equipment when they are built or when making a change that increases emissions significantly

NMC	National Methanol Company

NOL	Net operating loss

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

NYSE	New York Stock Exchange

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

PBR	Performance-based regulation

PGA	Purchased Gas Adjustments

PHMSA	Pipeline and Hazardous Materials Safety Administration

Piedmont	Piedmont Natural Gas Company, Inc.

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PISCC	Post-in-service carrying costs

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credits

PUCO	Public Utilities Commission of Ohio

PURPA	Public Utility Regulatory Policies Act of 1978

QF	Qualifying Facility

REC	Renewable Energy Certificate

Relative TSR	TSR of Duke Energy stock relative to a predefined peer group

Robinson	Robinson Nuclear Plant

ROE	Return of equity

ROU	Right-of-use

RSU	Restricted Stock Unit

GLOSSARY OF TERMS

RTO	Regional Transmission Organization

Sabal Trail	Sabal Trail Transmission, LLC

SAFSTOR	A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s Rating Services

State utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and TPUC (Collectively)

State electric utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (Collectively)

State gas utility commissions	NCUC, PSCSC, PUCO, TPUC and KPSC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Sutton	L.V. Sutton Combined Cycle Plant

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

TSR	Total shareholder return

U.S.	United States

VIE	Variable Interest Entity

W.S. Lee CC	William States Lee Combined Cycle Facility

WVPA	Wabash Valley Power Association, Inc.

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
Business Segments
Duke Energy's segment structure includes two reportable business segments: Electric Utilities and Infrastructure (EU&I) and Gas Utilities and Infrastructure (GU&I). The remainder of Duke Energy’s operations is presented as Other. Commercial Renewables is reported as discontinued operations and is no longer a reportable segment beginning in the fourth quarter of 2022. See Note 2 for further details. Duke Energy's chief operating decision-maker routinely reviews financial information about each of these business segments in deciding how to allocate resources and evaluate the performance of the business. For additional information on each of these business segments, including financial and geographic information, see Note 3 to the Consolidated Financial Statements, “Business Segments.” The following sections describe the business and operations of each of Duke Energy’s business segments, as well as Other.
ELECTRIC UTILITIES AND INFRASTRUCTURE
EU&I conducts operations primarily through the regulated public utilities of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Duke Energy Ohio. EU&I provides retail electric service through the generation, transmission, distribution and sale of electricity to approximately 8.2 million customers within the Southeast and Midwest regions of the U.S. The service territory is approximately 92,000 square miles across six states with a total estimated population of 26 million. The operations include electricity sold wholesale to municipalities, electric cooperative utilities and other load-serving entities.
During 2021, Duke Energy executed an agreement providing for an investment by an affiliate of GIC in Duke Energy Indiana in exchange for a 19.9% minority interest issued by Duke Energy Indiana Holdco, LLC, the holding company for Duke Energy Indiana. The transaction was completed following two closings. Additionally, in November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to EU&I. See Note 2 to the Consolidated Financial Statements, “Dispositions," for additional information.
EU&I is also a joint owner in certain electric transmission projects. EU&I has a 50% ownership interest in DATC, a partnership with American Transmission Company, formed to design, build and operate transmission infrastructure. DATC owns 72% of the transmission service rights to Path 15, an 84-mile transmission line in central California. EU&I also has a 50% ownership interest in Pioneer, which builds, owns and operates electric transmission facilities in North America. The following map shows the service territory for EU&I as of December 31, 2022.

BUSINESS

Duke Energy Electric Service Territories

Service Territory
Counties Served
Electric Business

DUKE ENERGY

BUILDING A SMARTER ENERGY FUTURE™

©2018 Duke Energy Corporation 183097 10/18

The electric operations and investments in projects are subject to the rules and regulations of the FERC, the NRC, the NCUC, the PSCSC, the FPSC, the IURC, the PUCO and the KPSC.
The following table represents the distribution of GWh billed sales by customer class for the year ended December 31, 2022.

	Duke	Duke	Duke	Duke	Duke
	Energy	Energy	Energy	Energy	Energy
	Carolinas	Progress	Florida	Ohio	Indiana
Residential	33%	26%	47%	38%	30%
General service	33%	22%	34%	38%	27%
Industrial	23%	16%	8%	22%	28%
Total retail sales	89%	64%	89%	98%	85%
Wholesale and other sales	11%	36%	11%	2%	15%
Total sales	100%	100%	100%	100%	100%
The number of residential and general service customers within the EU&I service territory is expected to increase over time. Sales growth is expected within the service territory but continues to be impacted by adoption of energy efficiencies and self-generation. Migration into EU&I’s service territories and continued remote work contributed to higher residential sales volumes in 2022 while higher data center usage contributed to growth in commercial sales volumes. This was partially offset by lower industrial sales volumes impacted by certain automotive customers experiencing supply chain constraints along with reduced volumes in the steel sector. The impact on customer's usage from these factors and other potential economic dynamics continues to be monitored. Over the longer time frame, it is still expected that the continued adoption of more efficient housing and appliances will have a negative impact on average usage per residential customer over time.
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
Competition
Retail
EU&I’s businesses operate as the sole supplier of electricity within their service territories, with the exception of Ohio, which has a competitive electricity supply market for generation service. EU&I owns and operates facilities necessary to generate, transmit, distribute and sell electricity. Services are priced by state commission-approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable electricity at fair prices.
In Ohio, EU&I conducts competitive auctions for electricity supply. The cost of energy purchased through these auctions is recovered from retail customers. EU&I earns retail margin in Ohio on the transmission and distribution of electricity, but not on the cost of the underlying energy.
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
Increased competition in the wholesale electric utility industry and the availability of transmission access could affect EU&I’s load forecasts, plans for power supply and wholesale energy sales and related revenues. Wholesale energy sales will be impacted by the extent to which additional generation is available to sell to the wholesale market and the ability of EU&I to attract new customers and to retain existing customers.
Energy Capacity and Resources
EU&I owns approximately 49,870 MW of generation capacity. For additional information on owned generation facilities, see Item 2, “Properties.”
Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause EU&I to purchase power for its customers may include, but are not limited to, generating plant outages, extreme weather conditions, generation reliability, demand growth and price. EU&I has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy and reliability of power supply.
EU&I’s generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve retail customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements.
Sources of Electricity
EU&I relies principally on natural gas, nuclear fuel and coal for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2022.

				Cost of Delivered Fuel per Net
	Generation by Source			Kilowatt-hour Generated (Cents)
	2022	2021	2020	2022	2021	2020
Natural gas and fuel oil(a)	34.2%	31.8%	31.3%	6.35	3.89	2.55
Nuclear(a)	26.6%	29.8%	29.6%	0.58	0.58	0.58
Coal(a)	13.5%	18.2%	18.1%	3.43	2.84	2.99
All fuels (cost based on weighted average)(a)	74.3%	79.8%	79.0%	3.75	2.42	1.91
Hydroelectric and solar(b)	1.5%	1.5%	1.9%
Total generation	75.8%	81.3%	80.9%
Purchased power and net interchange	24.2%	18.7%	19.1%
Total sources of energy	100.0%	100.0%	100.0%
(a)    Statistics related to all fuels reflect EU&I's public utility ownership interest in jointly owned generation facilities.
(b)    Generating figures are net of output required to replenish pumped-storage facilities during off-peak periods.
Natural Gas and Fuel Oil
Natural gas and fuel oil supply, transportation and storage for EU&I’s generation fleet is purchased under standard industry agreements from various suppliers, including Piedmont. Natural gas supply agreements typically provide for a percentage of forecasted burns being procured over time, with varied expiration dates. Electric Utilities and Infrastructure believes it has access to an adequate supply of natural gas and fuel oil for the reasonably foreseeable future.

BUSINESS
EU&I has certain dual-fuel generating facilities that can operate utilizing both natural gas and fuel oil. The cost of EU&I’s natural gas and fuel oil is fixed price or determined by published market prices as reported in certain industry publications, plus any transportation and freight costs. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana use derivative instruments to manage a portion of their exposure to price fluctuations for natural gas. Duke Energy Florida has temporarily agreed to not hedge natural gas prices, but retains an ability to propose hedging again in annual fuel docket filings.
EU&I has firm interstate and intrastate natural gas transportation agreements and storage agreements in place to support generation needed for load requirements. EU&I may purchase additional shorter-term natural gas transportation and utilize natural gas interruptible transportation agreements to support generation needed for load requirements. The EU&I natural gas plants are served by various supply zones and multiple pipelines.
Nuclear
The industrial processes for producing nuclear generating fuel generally involve the mining and milling of uranium ore to produce uranium concentrates and services to convert, enrich and fabricate fuel assemblies.
EU&I has contracted for uranium materials and services to fuel its nuclear reactors. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. EU&I staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements in the near term and decreasing portions of its fuel requirements over time thereafter. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with spot market purchases. Due to the technical complexities of changing suppliers of fuel fabrication services, EU&I generally source these services to a single domestic supplier on a plant-by-plant basis using multiyear contracts.
EU&I has entered into fuel contracts that cover 100% of its uranium concentrates through at least 2024, 100% of its conversion services through at least 2026, 100% of its enrichment services through at least 2026, and 100% of its fabrication services requirements for these plants through at least 2027. For future requirements not already covered under long-term contracts, EU&I believes it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.
Coal
EU&I meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. EU&I uses spot market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which may have various price adjustment provisions and market reopeners, range from 2023 to 2027 for Duke Energy Carolinas and Duke Energy Indiana, 2023 to 2024 for Duke Energy Progress and 2023 to 2025 for Duke Energy Florida and Duke Energy Ohio. EU&I expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. EU&I has an adequate supply of coal under contract to meet its risk management guidelines regarding projected future consumption. As a result of volatility in natural gas prices and the associated impacts on coal-fired dispatch within the generation fleet, coal inventories will continue to fluctuate. EU&I continues to actively manage its portfolio and has worked with suppliers to obtain increased flexibility in its coal contracts.
Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in the Illinois Basin. Coal purchased for Kentucky is produced from mines along the Ohio River in Illinois, Ohio, West Virginia and Pennsylvania. Coal purchased for Indiana is primarily produced in Indiana and Illinois. There are adequate domestic coal reserves to serve EU&I's coal generation needs through end of life. The current average sulfur content of coal purchased by Electric Utilities and Infrastructure is between 0.5% and 3.5% for Duke Energy Carolinas and Duke Energy Progress, and between 0.5% and 4% for Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana. EU&I's environmental controls, in combination with the use of sulfur dioxide (SO2) emission allowances, enable EU&I to satisfy current SO2 emission limitations for its existing facilities.
Purchased Power
EU&I purchases a portion of its capacity and system requirements through purchase obligations, leases and purchase capacity contracts. EU&I believes it can obtain adequate purchased power capacity to meet future system load needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.
The following table summarizes purchased power for the previous three years:

	2022	2021	2020
Purchase obligations and leases (in millions of MWh)(a)	41.2	36.0	32.7
Purchase capacity under contract (in MW)(b)	4,028	4,259	4,716
(a)    Represents approximately 16% of total system requirements for 2022, 14% for 2021 and 13% for 2020.
(b)    For 2022, 2021 and 2020, these agreements include approximately 412 MW of firm capacity under contract by Duke Energy Florida with QFs.
Inventory
EU&I must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2022, the inventory balance for EU&I was approximately $3.4 billion. For additional information on inventory, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

BUSINESS
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
EU&I has and will periodically submit to applicable authorities required site-specific coal ash impoundment remediation or closure plans. Closure plans must be approved and all associated permits issued before any work can begin. Closure activities have begun in all of Duke Energy's jurisdictions. Excavation began in 2015 at the four sites specified as high priority by the Coal Ash Act and at the W.S. Lee Steam Station site in South Carolina in connection with other legal requirements. Excavation at these sites involves movement of CCR materials to appropriate engineered off-site or on-site lined landfills or for reuse in an approved beneficial application. Duke Energy has completed excavation of coal ash at the four high-priority North Carolina sites. At other sites where CCR management is required, planning and closure methods have been studied and factored into the estimated retirement and management costs, and closure activities have commenced.
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
Nuclear Matters
Duke Energy owns, wholly or partially, 11 operating nuclear reactors located at six operating stations. The Crystal River Unit 3 permanently ceased operation in February 2013. Nuclear insurance includes: nuclear liability coverage; property damage coverage; nuclear accident decontamination and premature decommissioning coverage; and accidental outage coverage for losses in the event of a major accidental outage. Joint owners reimburse Duke Energy for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which is approximately $13.7 billion. For additional information on nuclear insurance, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
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

	NDTF(a)		Decommissioning
(in millions)	December 31, 2022	December 31, 2021	Costs(a)	Year of Cost Study
Duke Energy	$8,637	$10,401	$9,105	2018 or 2019
Duke Energy Carolinas(b)(c)	4,783	5,759	4,365	2018
Duke Energy Progress(d)	3,430	4,089	4,181	2019
Duke Energy Florida(e)	424	553	559	N/A
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
(d)    Duke Energy Progress' site-specific nuclear decommissioning cost study completed in 2019 was filed with the NCUC and PSCSC in March 2020. Duke Energy Progress also completed a funding study, which was filed with the NCUC and PSCSC in July 2020. In October 2021, Duke Energy Progress filed the 2019 nuclear decommissioning cost study with the FERC, as well as a revised date schedule for decommissioning expense to be collected from wholesale customers. The FERC accepted the filing, as filed on December 9, 2021.
(e)    During 2019, Duke Energy Florida reached an agreement to transfer decommissioning work for Crystal River Unit 3 to a third party and decommissioning costs are based on the agreement with this third party rather than a cost study. Regulatory approval was received from the NRC and the FPSC in April 2020 and August 2020, respectively. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters,” for more information.
The NCUC, PSCSC, FPSC and FERC have allowed EU&I to recover estimated decommissioning costs through retail and wholesale rates over the expected remaining service periods of their nuclear stations. EU&I believes the decommissioning costs being recovered through rates, when coupled with the existing fund balances and expected fund earnings, will be sufficient to provide for the cost of future decommissioning. For additional information, see Note 10 to the Consolidated Financial Statements, “Asset Retirement Obligations.”

BUSINESS
The Nuclear Waste Policy Act of 1982 (as amended) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The government has not yet developed a storage facility or disposal capacity, so EU&I will continue to store spent fuel on its reactor sites.
Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE terminated the project to license and develop a geologic repository at Yucca Mountain, Nevada in 2010, and is currently taking no action to fulfill its responsibilities to dispose of spent fuel.
Until the DOE begins to accept the spent nuclear fuel, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida will continue to safely manage their spent nuclear fuel. Under current regulatory guidelines, Harris has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license. With certain modifications and approvals by the NRC to expand the on-site dry cask storage facilities, spent nuclear fuel dry storage facilities will be sufficient to provide storage space of spent fuel through the expiration of the operating licenses, including any license renewals, for Brunswick, Catawba, McGuire, Oconee and Robinson. Crystal River Unit 3 ceased operation in 2013 and was placed in a SAFSTOR condition in January 2018. As of January 2018, all spent fuel at Crystal River Unit 3 has been transferred from the spent fuel pool to dry storage at an on-site independent spent fuel storage installation. During 2020, the NRC and the FPSC approved an agreement to transfer ownership of spent fuel for Crystal River Unit 3 to a third party. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters,” for more information.
The nuclear power industry faces uncertainties with respect to the cost and long-term availability of disposal sites for spent nuclear fuel and other radioactive waste, compliance with changing regulatory requirements, capital outlays for modifications and new plant construction.
EU&I is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. The following table includes the current year of expiration of nuclear operating licenses for nuclear stations in operation. In June 2021, Duke Energy Carolinas filed a subsequent license renewal application for the Oconee Nuclear Station (ONS) with the U.S. Nuclear Regulatory Commission to renew ONS's operating license for an additional 20 years. Duke Energy has announced its intention to seek 20-year operating license renewals for each of the reactors it operates in Duke Energy Carolinas and Duke Energy Progress. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters,” for additional information.

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
Regulation
State
The state electric utility commissions approve rates for Duke Energy's retail electric service within their respective states. The state electric utility commissions, to varying degrees, have authority over the construction and operation of EU&I’s generating facilities. CPCNs issued by the state electric utility commissions, as applicable, authorize EU&I to construct and operate its electric facilities and to sell electricity to retail and wholesale customers. Prior approval from the relevant state electric utility commission is required for the entities within EU&I to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus earn a reasonable rate of return on its invested capital, including equity.
In addition to rates approved in base rate cases, each of the state electric utility commissions allow recovery of certain costs through various cost recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over or under-recovered costs, are prudent.
Fuel, fuel-related costs and certain purchased power costs are eligible for recovery by EU&I. EU&I uses coal, hydroelectric, natural gas, oil, renewable generation and nuclear fuel to generate electricity, thereby maintaining a diverse fuel mix that helps mitigate the impact of cost increases in any one fuel. Due to the associated regulatory treatment and the method allowed for recovery, changes in fuel costs from year to year have no material impact on operating results of EU&I, unless a commission finds a portion of such costs to have been imprudent. However, delays between the expenditure for fuel costs and recovery from customers can adversely impact the timing of cash flows of EU&I.

BUSINESS
The table below reflects significant electric rate case applications approved and effective in the past three years and applications currently pending approval.

	Regulatory Body	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Progress 2022 South Carolina Rate Case	PSCSC	$52	9.6%	52.43%	4/1/2023
Duke Energy Ohio 2021 Ohio Electric Rate Case	PUCO	23	9.5%	50.5%	1/3/2023
Duke Energy Progress 2019 North Carolina Rate Case	NCUC	178	9.6%	52%	6/1/2021
Duke Energy Carolinas 2019 North Carolina Rate Case	NCUC	33	9.6%	52%	6/1/2021
Duke Energy Indiana 2019 Indiana Rate Case(a)	IURC	146	9.7%	54%	7/30/2020
Duke Energy Kentucky 2019 Kentucky Electric Rate Case	KPSC	24	9.25%	48.23%	5/1/2020

Pending Rate Cases:
Duke Energy Carolinas 2023 North Carolina Rate Case(b)	NCUC	$823	10.4%	53%	1/1/2024
Duke Energy Kentucky 2022 Kentucky Electric Rate Case	KPSC	75	10.35%	52.5%	7/15/2023
Duke Energy Progress 2022 North Carolina Rate Case(c)	NCUC	615	10.4%	53%	10/1/2023
(a)    Step 1 rates are approximately 75% of the total and became effective July 30, 2020. Step 2 rates are approximately 25% of the total rate case increase. They were approved on July 28, 2021, and implemented in August 2021.
(b)    Year 1 rates are approximately 61% of the total. Year 2 rates are approximately 21% of the total rate case increase. Year 3 rates are approximately 18% of the total rate increase.
(c)    Year 1 rates are approximately 53% of the total. Year 2 rates are approximately 25% of the total rate case increase. Year 3 rates are approximately 22% of the total rate increase. Implementation of interim rates is planned for June 1, 2023.
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
Federal
The FERC approves EU&I’s cost-based rates for electric sales to certain power and transmission wholesale customers. Regulations of FERC and the state electric utility commissions govern access to regulated electric and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with EU&I.
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
Environmental
EU&I is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section. See the “Other Matters” section of Item 7 Management's Discussion and Analysis for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.
GAS UTILITIES AND INFRASTRUCTURE
GU&I conducts natural gas operations primarily through the regulated public utilities of Piedmont, Duke Energy Ohio and Duke Energy Kentucky. The natural gas operations are subject to the rules and regulations of the NCUC, PSCSC, PUCO, KPSC, TPUC, PHMSA and the FERC. GU&I serves residential, commercial, industrial and power generation natural gas customers, including customers served by municipalities who are wholesale customers. GU&I has over 1.6 million total customers, including 1.1 million customers located in North Carolina, South Carolina and Tennessee, and an additional 550,000 customers located within southwestern Ohio and northern Kentucky. In the Carolinas, Ohio and Kentucky, the service areas are comprised of numerous cities, towns and communities. In Tennessee, the service area is the metropolitan area of Nashville. The following map shows the service territory and investments in operating pipelines for GU&I as of December 31, 2022.

BUSINESS

Duke Energy Gas Service Territories

Indiana
Ohio
Kentucky
Tennessee
North Carolina
South Carolina
Florida
Service Territory
Counties Served
Gas Business
Midstream Gas Pipelines
DUKE ENERGY
BUILDING A SMARTER ENERGY FUTURE ®

©2021 Duke Energy Corporation 200477-A 2/21

The number of residential, commercial and industrial customers within the GU&I service territory is expected to increase over time. Average usage per residential customer is expected to remain flat or decline for the foreseeable future; however, decoupled rates in North Carolina and various rate design mechanisms in other jurisdictions partially mitigate the impact of the declining usage per customer on overall profitability.
GU&I also has investments in various pipeline transmission projects, renewable natural gas projects and natural gas storage facilities.
Natural Gas for Retail Distribution
GU&I is responsible for the distribution of natural gas to retail customers in its North Carolina, South Carolina, Tennessee, Ohio and Kentucky service territories. GU&I’s natural gas procurement strategy is to contract primarily with major and independent producers and marketers for natural gas supply. It also purchases a diverse portfolio of transportation and storage service from interstate pipelines. This strategy allows GU&I to assure reliable natural gas supply and transportation for its firm customers during peak winter conditions. When firm pipeline services or contracted natural gas supplies are temporarily not needed due to market demand fluctuations, GU&I may release these services and supplies in the secondary market under FERC-approved capacity release provisions or make wholesale secondary market sales. In 2022, firm supply purchase commitment agreements provided 100% of the natural gas supply for both Piedmont and Duke Energy Ohio. Approximately 90% of forecasted demand was under contract prior to the winter heating season, with firm daily spot purchases making up the balance.

BUSINESS
Impact of Weather
GU&I revenues are generally protected from the impact of weather fluctuations due to the regulatory mechanisms that are available in most service territories. In North Carolina, margin decoupling provides protection from both weather and other usage variations like conservation for residential and small and medium general service customers. Margin decoupling provides a set margin per customer independent of actual usage. In South Carolina, Tennessee and Kentucky, weather normalization adjusts revenues either up or down depending on how much warmer or colder than normal a given month has been. Weather normalization adjustments occur from November through March in South Carolina, from October through April in Tennessee and from November through April in Kentucky. Duke Energy Ohio collects most of its non-fuel revenue through a fixed monthly charge that is not impacted by usage fluctuations that result from weather changes or conservation.
Competition
GU&I’s businesses operate as the sole provider of natural gas service within their retail service territories. GU&I owns and operates facilities necessary to transport and distribute natural gas. GU&I earns retail margin on the transmission and distribution of natural gas and not on the cost of the underlying commodity. Services are priced by state commission-approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable natural gas service at fair prices.
In residential, commercial and industrial customer markets, natural gas distribution operations compete with other companies that supply energy, primarily electric companies, propane and fuel oil dealers, renewable energy providers and coal companies in relation to sources of energy for electric power plants, as well as nuclear energy. A significant competitive factor is price. GU&I's primary product competition is with electricity for heating, water heating and cooking. Increases in the price of natural gas or decreases in the price of other energy sources could negatively impact competitive position by decreasing the price benefits of natural gas to the consumer. In the case of industrial customers, such as manufacturing plants, adverse economic or market conditions, including higher natural gas costs, could cause these customers to suspend business operations or to use alternative sources of energy in favor of energy sources with lower per-unit costs.
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
Natural Gas Investments
Duke Energy, through its GU&I segment, has a 7.5% equity ownership interest in Sabal Trail. Sabal Trail is a joint venture that owns the Sabal Trail Natural Gas Pipeline (Sabal Trail pipeline) to transport natural gas to Florida, regulated by FERC. The Sabal Trail Phase I mainline was placed into service in July 2017 and traverses Alabama, Georgia and Florida. The remaining lateral line to the Duke Energy Florida's Citrus County CC was placed into service in March 2018. Phase II of Sabal Trail went into service in May 2020, adding approximately 200,000 Dth of capacity to the Sabal Trail pipeline.
Duke Energy, through its GU&I segment, has a 47% equity ownership interest in ACP, which planned to build the ACP pipeline, an approximately 600-mile interstate natural gas pipeline. The ACP pipeline was intended to transport diverse natural gas supplies into southeastern markets and would be regulated by FERC. Dominion Energy owns 53% of ACP and was contracted to construct and operate the ACP pipeline upon completion. On July 5, 2020, Dominion announced a sale of substantially all of its natural gas transmission and storage segment assets, which were critical to the ACP pipeline. Further, permitting delays and legal challenges had materially affected the timing and cost of the pipeline. As a result, Duke Energy determined that they would no longer invest in the construction of the ACP pipeline.
Duke Energy, also through its GU&I segment, has investments in various renewable natural gas joint ventures.
GU&I has a 21.49% equity ownership interest in Cardinal, an intrastate pipeline located in North Carolina regulated by the NCUC, a 45% equity ownership in Pine Needle, an interstate liquefied natural gas storage facility located in North Carolina and a 50% equity ownership interest in Hardy Storage, an underground interstate natural gas storage facility located in Hardy and Hampshire counties in West Virginia. Pine Needle and Hardy Storage are regulated by FERC.
KO Transmission Company (KO Transmission), a wholly owned subsidiary of Duke Energy Ohio, is an interstate pipeline company engaged in the business of transporting natural gas and is subject to the rules and regulations of FERC. KO Transmission's 90-mile pipeline supplies natural gas to Duke Energy Ohio and interconnects with the Columbia Gulf Transmission pipeline and Tennessee Gas Pipeline. An approximately 70-mile portion of KO Transmission's pipeline facilities is co-owned by Columbia Gas Transmission, LLC. KO Transmission sold all of its pipeline facilities and related real property to Columbia Gas Transmission, LLC on February 1, 2023, for approximately book value.
See Notes 4, 13 and 18 to the Consolidated Financial Statements, "Regulatory Matters," "Investments in Unconsolidated Affiliates" and "Variable Interest Entities," respectively, for further information on Duke Energy's and GU&I's natural gas investments.
Inventory
GU&I must maintain adequate natural gas inventory in order to provide reliable delivery to customers. As of December 31, 2022, the inventory balance for GU&I was $185 million. For more information on inventory, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."

BUSINESS
Regulation
State
The state gas utility commissions approve rates for Duke Energy's retail natural gas service within their respective states. The state gas utility commissions, to varying degrees, have authority over the construction and operation of GU&I’s natural gas distribution facilities. CPCNs issued by the state gas utility commissions or other government agencies, as applicable, authorize GU&I to construct and operate its natural gas distribution facilities and to sell natural gas to retail and wholesale customers. Prior approval from the relevant state gas utility commission is required for GU&I to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its invested capital, including equity.
In addition to amounts collected from customers through approved base rates, each of the state gas utility commissions allow recovery of certain costs through various cost recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over- or under-recovered costs, are prudent.
Natural gas costs are eligible for recovery by GU&I. Due to the associated regulatory treatment and the method allowed for recovery, changes in natural gas costs from year to year have no material impact on operating results of GU&I, unless a commission finds a portion of such costs to have been imprudent. However, delays between the expenditure for natural gas and recovery from customers can adversely impact the timing of cash flows of GU&I.
The following table summarizes certain components underlying recently approved and effective base rates or rate stabilization filings in the last three years and applications currently pending approval.

	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Piedmont 2020 Tennessee Natural Gas Base Rate Case	$16	9.8%	50.5%	January 2021
Piedmont 2021 North Carolina Natural Gas Base Rate Case	67	9.6%	51.6%	November 2021
Piedmont 2021 South Carolina Rate Stabilization Adjustment Filing	7	9.8%	52.2%	November 2021
Duke Energy Kentucky 2021 Natural Gas Base Rate Case(a)	9	9.38%	51.3%	January 2022
Piedmont 2022 South Carolina Natural Gas Base Rate Case(b)	2	9.3%	52.2%	November 2022

Pending Rate Cases:
Duke Energy Ohio 2022 Natural Gas Base Rate Case	49	10.3%	52.3%	April 2023
(a)    An ROE of 9.375% for natural gas base rates and 9.3% for natural gas riders was approved.
(b)    Under the rate stabilization adjustment (RSA) mechanism, Piedmont resets rates in South Carolina based on updated costs and revenues on an annual basis. The SC RSA filing for 2022 did not reset the rates since Piedmont filed a General Rate Case in 2022.
GU&I has an IMR mechanism in North Carolina designed to separately track and recover certain costs associated with capital investments incurred to comply with federal pipeline safety and integrity programs. Piedmont has withdrawn from the Tennessee IMR mechanism subsequent to the authorization of the Tennessee Annual Review Mechanism effective January 2022. The following table summarizes information related to the recently approved IMR filing.

	Cumulative	Annual	Effective
(in millions)	Investment	Revenues	Date
Piedmont 2022 IMR Filing – North Carolina	$213	$20	December 2022
In Ohio, GU&I has a Capital Expenditure Program Rider (CEP Rider) designed to recover costs between rate cases on PUCO approved capital expenditures. Duke Energy Ohio submits a filing each year for incremental investments to increase the revenue requirement up to the cap of approximately $7 million. The cumulative investment under the CEP Rider is $359 million with total annual revenue requirement of $70 million.
For more information on rate matters and other regulatory proceedings, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
Federal
GU&I is subject to various federal regulations, including regulations that are particular to the natural gas industry. These federal regulations include but are not limited to the following:
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

BUSINESS
Regulations of the FERC and the state gas utility commissions govern access to regulated natural gas and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with Gas Utilities and Infrastructure.
Environmental
GU&I is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section. See “Other Matters” section of Item 7 Management's Discussion and Analysis for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.
OTHER
The remainder of Duke Energy’s operations is presented as Other. While it is not a business segment, Other primarily includes interest expense on holding company debt, unallocated corporate costs, amounts related to certain companywide initiatives and contributions made to the Duke Energy Foundation. Other also includes Bison and an investment in NMC.
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
Employees
On December 31, 2022, Duke Energy had a total of 27,859 full-time, part-time and temporary employees, the majority of which were full-time employees. The total includes 5,081 employees who are represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working practices, and other terms and conditions of employment.
Compensation
The company seeks to attract and retain an appropriately qualified workforce and leverages Duke Energy’s leadership imperatives to foster a culture focused on customers, innovation, and highly engaged employees. Our compensation program is market driven and designed to link pay to performance with the goal of attracting and retaining talented employees, rewarding individual performance, and encouraging long-term commitment to our business. Our market competitive pay program includes short-term and long-term variable pay components that help to align the interests of Duke Energy to our customers and shareholders. In addition to competitive base pay, we provide eligible employees with compensation and benefits under a variety of plans and programs, including health care benefits, retirement savings, pension, health savings and flexible spending accounts, wellness, family leaves, employee assistance, as well as other benefits including a charitable matching program. The company is committed to providing market competitive, fair, and equitable compensation and regularly conducts internal pay equity reviews, and benchmarking against peer companies to ensure our pay is competitive.
Diversity and Inclusion
Duke Energy is committed to continuing to build a diverse workforce that reflects the communities we serve while strengthening a culture of inclusion where employees and customers feel respected and valued. Our Enterprise Diversity and Inclusion Council, chaired by our Chief Operating Officer in 2022, monitors the effectiveness and execution of our diversity and inclusion strategy and programs. Employee-led councils are also embedded across the company in our business units and focus on the specific diversity and inclusion needs of the business and help drive inclusion deeper into the employee experience. Leaders and individual contributors also have the opportunity to participate in voluntary diversity and inclusion training programs and facilitated conversations on insightful topics offered to further our commitment to building and enabling an inclusive work environment.
Our aspirational goals include achieving workforce representation of at least 25% female and 20% racial and ethnic diversity. We continue to strive toward reaching these aspirational goals and as of December 31, 2022, our workforce consisted of approximately 23.9% female and 20.4% racial and ethnic diversity.

BUSINESS
The company also has 10 Employee Resource Groups (ERGs), with 37 chapters and more than 6,500 employees participating. ERGs are networks of employees formed around a common dimension of diversity whose goals and objectives align with the company's goals and objectives. These groups focus on employee professional development and networking, community outreach, cultural awareness, recruiting and retention. They also serve as a resource to the company for advocacy and community outreach and improving customer service through innovation. ERG-sponsored forums include networking events, mentoring, scholarship banquets for aspiring college students, and workshops on topics such as time management, stress reduction, career planning and work-life balance. Our ERGs are open to all employees.
Among other efforts, the company has developed partnerships with community organizations, community colleges and historically Black colleges and universities to support our strategy of building a diverse and highly skilled talent pipeline.
Operational Excellence
The foundation for our growth and success is our continued focus on operational excellence, the leading indicator of which is safety. As such, the safety of our workforce remains our top priority. The company closely monitors the total incident case rate (TICR), which is a metric based on strict OSHA definitions that measures the number of occupational injuries and illnesses per 100 employees. This objective emphasizes our focus on achieving an event-free and injury-free workplace. As an indication of our commitment to safety, we include safety metrics in both the short-term and long-term incentive plans based on the TICR for employees. Our employees delivered strong safety results in 2022, consistent with our industry-leading performance levels from 2017 through 2021.

BUSINESS
Information about Our Executive Officers
The following table sets forth the individuals who currently serve as executive officers. Executive officers serve until their successors are duly elected or appointed.

Name	Age(a)	Current and Recent Positions Held
Lynn J. Good	63
Chair, President and Chief Executive Officer. Ms. Good has served as Chair, President and Chief Executive Officer of Duke Energy since January 1, 2016, and was Vice Chairman, President and Chief Executive Officer of Duke Energy from July 2013 through December 2015. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009.

Brian D. Savoy	47
Executive Vice President and Chief Financial Officer. Mr. Savoy assumed the position of Executive Vice President and Chief Financial Officer in September 2022. Prior to that, he held the position of Executive Vice President, Chief Strategy and Commercial Officer from May 2021 through August 2022; Senior Vice President, Chief Transformation and Administrative Officer from October 2019 through April 2021; Senior Vice President, Business Transformation and Technology from May 2016 through September 2019; Senior Vice President, Controller and Chief Accounting Officer from September 2013 to May 2016; Director, Forecasting and Analysis from 2009 to September 2013; and Vice President and Controller of the Commercial Power segment from 2006 to 2009.

Kodwo Ghartey-Tagoe	59
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

T. Preston Gillespie	60
Executive Vice President, Chief Generation Officer and Enterprise Operational Excellence. Mr. Gillespie assumed the position of Executive Vice President, Chief Generation Officer and Enterprise Operational Excellence in January 2023. Prior to that, Mr. Gillespie served as the Chief Generation Officer since 2020.

R. Alexander Glenn	57
Senior Vice President and Chief Executive Officer, Duke Energy Florida and Midwest. Mr. Glenn assumed his current position in May 2021. Prior to that, Mr. Glenn served as Senior Vice President, State and Federal Regulatory Legal Support since 2017 and as State President of Duke Energy Florida's operations from 2012 to 2017.

Dhiaa M. Jamil	66
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

Julia S. Janson	58
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

Cynthia S. Lee	56
Vice President, Chief Accounting Officer and Controller. Ms. Lee assumed her role as Vice President, Chief Accounting Officer and Controller in May 2021. Prior to that, she served as Director, Investor Relations since June 2019 and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002.

Ronald R. Reising	62
Senior Vice President and Chief Human Resources Officer. Mr. Reising assumed his current position in July 2020. Prior to that, he served as Senior Vice President of Operations Support since 2014. Prior to that, he served as Chief Procurement Officer since 2006.

Louis E. Renjel	49
Senior Vice President, External Affairs and Communications. Mr. Renjel assumed his current position in May 2021. Prior to that, he served as Senior Vice President of Federal Government and Corporate Affairs since 2019, and as Vice President, Federal Government Affairs and Strategic Policy since he joined Duke Energy in March 2017 until 2019. Prior to joining Duke Energy, Mr. Renjel served as Vice President of Strategic Infrastructure since 2009 for CSX Corp and as their Director of Environmental and Government Affairs from 2006 to 2008.

Harry K. Sideris	52
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

Steven K. Young	64
Executive Vice President, Chief Strategy and Commercial Officer. Mr. Young assumed the position of Executive Vice President, Chief Strategy and Commercial Officer in September 2022. Prior to that, he held the position of Executive Vice President and Chief Financial Officer from August 2013 through August 2022; Vice President, Chief Accounting Officer and Controller, assuming the role of Chief Accounting Officer in July 2012 and the role of Controller in December 2006.

(a)    The ages of the officers provided are as of January 31, 2023.
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
For more information on environmental matters, see Notes 5 and 10 to the Consolidated Financial Statements, “Commitments and Contingencies – Environmental” and "Asset Retirement Obligations," respectively, and the “Other Matters” section of Item 7 Management's Discussion and Analysis. Except as otherwise described in these sections, costs to comply with current federal, state and local provisions regulating the discharge of materials into the environment or other potential costs related to protecting the environment are incorporated into the routine cost structure of our various business segments and are not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.
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
Substantially all of Duke Energy Carolinas' operations are regulated and qualify for regulatory accounting. Duke Energy Carolinas operates one reportable business segment, EU&I. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
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
Substantially all of Progress Energy’s operations are regulated and qualify for regulatory accounting. Progress Energy operates one reportable business segment, EU&I. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
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
Substantially all of Duke Energy Progress’ operations are regulated and qualify for regulatory accounting. Duke Energy Progress operates one reportable business segment, EU&I. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

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
Substantially all of Duke Energy Florida’s operations are regulated and qualify for regulatory accounting. Duke Energy Florida operates one reportable business segment, EU&I. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
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
Duke Energy Ohio’s service area covers approximately 3,000 square miles and supplies electric service to approximately 900,000 residential, commercial and industrial customers and provides transmission and distribution services for natural gas to approximately 550,000 customers. For information about Duke Energy Ohio's generating facilities, see Item 2, “Properties.”
KO Transmission, a wholly owned subsidiary of Duke Energy Ohio, is an interstate pipeline company engaged in the business of transporting natural gas and is subject to the rules and regulations of FERC. KO Transmission's 90-mile pipeline supplies natural gas to Duke Energy Ohio and interconnects with the Columbia Gulf Transmission pipeline and Tennessee Gas Pipeline. An approximately 70-mile portion of KO Transmission's pipeline facilities is co-owned by Columbia Gas Transmission, LLC. KO Transmission sold all of its pipeline facilities and related real property to Columbia Gas Transmission, LLC on February 1, 2023, for approximately book value.
Substantially all of Duke Energy Ohio's operations are regulated and qualify for regulatory accounting. Duke Energy Ohio has two reportable segments, EU&I and GU&I. For additional information on these business segments, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY INDIANA

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana’s service area covers 23,000 square miles and supplies electric service to 890,000 residential, commercial and industrial customers. For information about Duke Energy Indiana's generating facilities, see Item 2, “Properties.” Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC.
In 2021, Duke Energy executed an agreement providing for an investment in Duke Energy Indiana by GIC. The transaction was completed following two closings. For additional information, see Note 2 to the Consolidated Financial Statements, "Dispositions."
Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting. Duke Energy Indiana operates one reportable business segment, EU&I. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
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
Substantially all of Piedmont’s operations are regulated and qualify for regulatory accounting. Piedmont operates one reportable business segment, GU&I. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
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
Duke Energy’s results of operations depend, in significant part, on the extent to which it can implement its business strategy successfully. Duke Energy's clean energy transition, which includes achieving net-zero carbon emissions from electricity generation by 2050, modernizing the regulatory construct, transforming the customer experience, and digital transformation, is subject to business, policy, regulatory, technology, economic and competitive uncertainties and contingencies, many of which are beyond its control and may make those goals difficult to achieve.
Federal or state policies could be enacted that restrict the availability of fuels or generation technologies, such as natural gas or nuclear power, that enable Duke Energy to reduce its carbon emissions. Supportive policies may be needed to facilitate the siting and cost recovery of transmission and distribution upgrades needed to accommodate the build out of large volumes of renewables and energy storage. Further, the approval of our state regulators will be necessary for the company to continue to retire existing carbon emitting assets or make investments in new generating capacity. The company may be constrained by the ability to procure resources or labor needed to build new generation at a reasonable price as well as to construct projects on time. In addition, new technologies that are not yet commercially available or are unproven at utility scale will likely be needed including new resources capable of following electric load over long durations such as advanced nuclear, hydrogen and long-duration storage, If these technologies are not developed or are not available at reasonable prices, or if we invest in early stage technologies that are then supplanted by technological breakthroughs, Duke Energy’s ability to achieve a net-zero target by 2050 at a cost-effective price could be at risk.
Achieving our carbon reduction goals will require continued operation of our existing carbon-free technologies including nuclear and renewables. The rapid transition to and expansion of certain low-carbon resources, such as renewables without cost-effective storage, may challenge our ability to meet customer expectations of reliability in a carbon constrained environment. Our nuclear fleet is central to our ability to meet these objectives and customer expectations. We are continuing to seek to renew the operating licenses of the 11 reactors we operate at six nuclear stations for an additional 20 years, extending their operating lives to and beyond midcentury. Failure to receive approval from the NRC for the relicensing of any of these reactors could affect our ability to achieve a net-zero target by 2050.
As a consequence, Duke Energy may not be able to fully implement or realize the anticipated results of its energy transition strategy, which may have an adverse effect on its financial condition.
REGULATORY, LEGISLATIVE AND LEGAL RISKS
The Duke Energy Registrants’ regulated utility revenues, earnings and results of operations are dependent on state legislation and regulation that affect electric generation, electric and natural gas transmission, distribution and related activities, which may limit their ability to recover costs.
The Duke Energy Registrants’ regulated electric and natural gas utility businesses are regulated on a cost-of-service/rate-of-return basis subject to statutes and regulatory commission rules and procedures of North Carolina, South Carolina, Florida, Ohio, Tennessee, Indiana and Kentucky. If the Duke Energy Registrants’ regulated utility earnings exceed the returns established by the state utility commissions, retail electric and natural gas rates may be subject to review and possible reduction by the commissions, which may decrease the Duke Energy Registrants’ earnings. Additionally, if regulatory or legislative bodies do not allow recovery of costs incurred in providing service, or do not do so on a timely basis, the Duke Energy Registrants’ earnings could be negatively impacted. Differences in regulation between jurisdictions with concurrent operations, such as North Carolina and South Carolina in Duke Energy Carolinas' and Duke Energy Progress' service territory, may also result in failure to recover costs.
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
The rates that the Duke Energy Registrants’ regulated utility businesses are allowed to charge significantly influences the results of operations, financial position and cash flows of the Duke Energy Registrants. The regulation of the rates that the regulated utility businesses charge customers is determined, in large part, by state utility commissions in rate case proceedings. Negative decisions made by these regulators, or by any court on appeal of a rate case proceeding, have, and in the future could have, a material adverse effect on the Duke Energy Registrants’ results of operations, financial position or cash flows and affect the ability of the Duke Energy Registrants to recover costs and an appropriate return on the significant infrastructure investments being made.

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
There is continued concern, and increasing activism, both nationally and internationally, about climate change. The EPA and state regulators have, and may adopt and implement, additional regulations to restrict emissions of GHGs to address global climate change. Certain local and state jurisdictions have also enacted laws to restrict or prevent new natural gas infrastructure. Increased regulation of GHG emissions could impose significant additional costs on the Duke Energy Registrants' electric and natural gas operations, their suppliers and customers and affect demand for energy conservation and renewable products, which could impact both our electric and natural gas businesses. Regulatory changes could also result in generation facilities to be retired earlier than planned to meet our net-zero 2050 goal. Though we would plan to seek cost recovery for investments related to GHG emissions reductions through regulatory rate structures, changes in the regulatory climate could result in the delay in or failure to fully recover such costs and investment in generation.
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

RISK FACTORS
A continuation of adverse economic conditions including economic downturn or high commodity prices could also negatively impact the financial stability of certain of our customers and result in their inability to pay for electric and natural gas services. This could lead to increased bad debt expense and higher allowance for doubtful account reserves for the Duke Energy Registrants and result in delayed or unrecovered operating costs and lower financial results. Additionally, prolonged economic downturns that negatively impact the Duke Energy Registrants’ results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including goodwill, to their respective fair values. The Duke Energy Registrants also monitor the impacts of inflation on the procurement of goods and services and seek to minimize its effects in future periods through pricing strategies, productivity improvements, and cost reductions. Rapidly rising prices as a result of inflation or other factors may impact the ability of the company to recover costs timely or execute on its business strategy including the achievement of growth objectives.
The Duke Energy Registrants sell electricity into the spot market or other competitive power markets on a contractual basis. With respect to such transactions, the Duke Energy Registrants are not guaranteed any rate of return on their capital investments through mandated rates, and revenues and results of operations are likely to depend, in large part, upon prevailing market prices. These market prices may fluctuate substantially over relatively short periods of time and could negatively impact the company's ability to accurately forecast the financial impact or reduce the Duke Energy Registrants’ revenues and margins, thereby diminishing results of operations.
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
•availability of purchased power;
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
During 2015, EPA regulations were enacted related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under the RCRA and apply to electric generating sites with new and existing landfills and, new and existing surface impoundments, and establish requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments will continue to be regulated by existing state laws, regulations and permits, as well as additional legal requirements that may be imposed in the future, such as the settlement reached with the NCDEQ to excavate seven of the nine remaining coal ash basins in North Carolina, and partially excavate the remaining two, and the EPA's January 11, 2022, issuance of a letter interpreting the CCR Rule, including its applicability and closure provisions. These federal and state laws, regulations and other legal requirements may require or result in additional expenditures, including increased operating and maintenance costs, which could affect the results of operations, financial position and cash flows of the Duke Energy Registrants. The Duke Energy Registrants will continue to seek full cost recovery for expenditures through the normal ratemaking process with state and federal utility commissions, who permit recovery in rates of necessary and prudently incurred costs associated with the Duke Energy Registrants’ regulated operations, and through other wholesale contracts with terms that contemplate recovery of such costs, although there is no guarantee of full cost recovery. In addition, the timing for and amount of recovery of such costs could have a material adverse impact on Duke Energy's cash flows.

RISK FACTORS
The Duke Energy Registrants have recognized significant AROs related to these CCR-related requirements. Closure activities began in 2015 at the four sites specified as high priority by the Coal Ash Act and at the W.S. Lee Steam Station site in South Carolina in connection with other legal requirements. Excavation at these sites involves movement of CCR materials to off-site locations for use as structural fill, to appropriately engineered off-site or on-site lined landfills or conversion of the ash for beneficial use. Duke Energy has completed excavation of coal ash at the four high-priority North Carolina sites. At other sites, planning and closure methods have been studied and factored into the estimated retirement and management costs, and closure activities have commenced. As the closure and CCR management work progresses and final closure plans and corrective action measures are developed and approved at each site, the scope and complexity of work and the amount of CCR material could be greater than estimates and could, therefore, materially increase compliance expenditures and rate impacts.
The Duke Energy Registrants’ results of operations, financial position and cash flows may be negatively affected by a lack of growth or slower growth in the number of customers, or decline in customer demand or number of customers.
Growth in customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional power generation and delivery facilities. Customer growth and customer usage are affected by several factors outside the control of the Duke Energy Registrants, such as mandated EE measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as inflation and interest rate volatility, population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.
In addition, certain regulatory and legislative bodies have passed legislation implementing the extension of certain tax credits to be used toward the costs of residential solar installation or have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates in response to concerns related to climate change. Additionally, technological advances driven by federal laws mandating new levels of EE in end-use electric and natural gas devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.
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
The Duke Energy Registrants future results of operations may be impacted by changing expectations and demands including heightened emphasis on environmental, social and governance concerns.
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
As it relates to electric generation, a diversified fleet with increasingly clean generation resources may facilitate more efficient financing and lower costs. Conversely, jurisdictions utilizing more carbon-intensive generation such as coal may experience difficulty attracting certain investors and obtaining the most economical financing terms available. Furthermore, with this heightened emphasis on environmental, social, and governance concerns, and climate change in particular, there is an increased risk of litigation, activism, and legislation from groups both in support of and opposed to various environmental, social and governance initiatives, which could cause delays and increase the costs of our clean energy transition.
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

RISK FACTORS
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

RISK FACTORS
The Duke Energy Registrants are subject to standards enacted by the North American Electric Reliability Corporation and enforced by FERC regarding protection of the physical and cybersecurity of critical infrastructure assets required for operating North America's bulk electric system. The Duke Energy Registrants are also subject to regulations set by the Nuclear Regulatory Commission regarding the protection of digital computer and communication systems and networks required for the operation of nuclear power plants. The Duke Energy Registrants that operate designated critical pipelines that transport natural gas are also subject to security directives issued by the Department of Homeland Security's Transportation Security Administration (TSA) requiring such registrants to implement specific cybersecurity mitigation measures. While the Duke Energy Registrants believe they are in compliance with, or, in the case of recent TSA security directives, are in the process of implementing such standards and regulations, the Duke Energy Registrants have from time to time been, and may in the future be, found to be in violation of such standards and regulations. In addition, compliance with or changes in the applicable standards and regulations may subject the Duke Energy Registrants to higher operating costs and/or increased capital expenditures as well as substantial fines for non-compliance.
The Duke Energy Registrants’ operations have been and may be affected by pandemic health events, including COVID-19, in ways listed below and in ways the Duke Energy Registrants cannot predict at this time.
The COVID-19 pandemic and efforts to respond to it have resulted in widespread adverse consequences on the global economy and on the Duke Energy Registrants’ customers, third-party vendors, and other parties with whom we do business. If the COVID-19 pandemic or other health epidemics and outbreaks that may occur are significantly prolonged, it could impact the Duke Energy Registrants' business strategy, results of operations, financial position and cash flows in the future as a result of delays in rate cases or other legal proceedings, an inability to obtain labor or equipment necessary for the construction of large capital projects, an inability to procure satisfactory levels of fuels or other necessary equipment for the continued production of electricity and delivery of natural gas, and the health and availability of our critical personnel and their ability to perform business functions.
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
Duke Energy’s long-term strategy requires the construction of new projects, either wholly owned or partially owned, which involve a number of risks, including construction delays, delays in or failure to receive required regulatory approvals and/or sitting or environmental permits, nonperformance by equipment and other third-party suppliers, and increases in equipment and labor costs. To limit the risks of these construction projects, the Duke Energy Registrants enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled.
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

RISK FACTORS
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
Market disruptions may increase the cost of borrowing or adversely affect the ability to access one or more financial markets. Such disruptions could include: economic downturns, unfavorable capital market conditions, market prices for natural gas and coal, geopolitical risks, actual or threatened terrorist attacks, or the overall health of the energy industry. Additionally, rapidly rising interest rates could impact the ability to affordably finance the capital plan or increase rates to customers and could have an impact on our ability to execute on our clean energy transition. The availability of credit under Duke Energy’s Master Credit Facility depends upon the ability of the banks providing commitments under the facility to provide funds when their obligations to do so arise. Systemic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.
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
The costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. The Subsidiary Registrants are allocated their proportionate share of the cost and obligations related to these plans. Without sustained growth in the pension investments over time to increase the value of plan assets and, depending upon the other factors impacting costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations, and the Subsidiary Registrants’ proportionate share of such cash funding obligations, could have a material adverse impact on the Duke Energy Registrants’ results of operations, financial position and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PROPERTIES
ITEM 2. PROPERTIES

ELECTRIC UTILITIES AND INFRASTRUCTURE
The following table provides information related to the EU&I's generation stations as of December 31, 2022. The MW displayed in the table below are based on summer capacity. Ownership interest in all facilities is 100% unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,554
McGuire	Nuclear	Uranium	NC	2,316
Catawba(a)	Nuclear	Uranium	SC	445
Belews Creek	Fossil	Coal/Gas	NC	2,220
Marshall	Fossil	Coal/Gas	NC	2,058
J.E. Rogers	Fossil	Coal/Gas	NC	1,388
Lincoln Combustion Turbine (CT)	Fossil	Gas/Oil	NC	1,161
Allen	Fossil	Coal	NC	421
Rockingham CT	Fossil	Gas/Oil	NC	825
W.S. Lee Combined Cycle (CC)(b)	Fossil	Gas	SC	686
Buck CC	Fossil	Gas	NC	668
Dan River CC	Fossil	Gas	NC	662
Mill Creek CT	Fossil	Gas/Oil	SC	563
W.S. Lee CT	Fossil	Gas/Oil	SC	84
Clemson CHP	Fossil	Gas	SC	13
Bad Creek	Hydro	Water	SC	1,520
Jocassee	Hydro	Water	SC	780
Cowans Ford	Hydro	Water	NC	324
Keowee	Hydro	Water	SC	152
Other small facilities (19 plants)	Hydro	Water	NC/SC	581
Distributed generation	Renewable	Solar	NC	71
Total Duke Energy Carolinas				19,492

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Progress
Brunswick	Nuclear	Uranium	NC	1,870
Harris	Nuclear	Uranium	NC	964
Robinson	Nuclear	Uranium	SC	759
Roxboro	Fossil	Coal	NC	2,439
Smith CC	Fossil	Gas/Oil	NC	1,083
H.F. Lee CC	Fossil	Gas/Oil	NC	888
Wayne County CT	Fossil	Gas/Oil	NC	822
Smith CT	Fossil	Gas/Oil	NC	772
Mayo	Fossil	Coal	NC	704
L.V. Sutton CC	Fossil	Gas/Oil	NC	607
Asheville CC	Fossil	Gas/Oil	NC	476
Asheville CT	Fossil	Gas/Oil	NC	320
Darlington CT	Fossil	Gas/Oil	SC	234
Weatherspoon CT	Fossil	Gas/Oil	NC	124
L.V. Sutton CT	Fossil	Gas/Oil	NC	84
Blewett CT	Fossil	Oil	NC	52
Walters	Hydro	Water	NC	112
Other small facilities (3)	Hydro	Water	NC	116
Distributed generation	Renewable	Solar	NC	35
Asheville – Rock Hill Battery	Renewable	Storage	NC	2
Hot Springs Microgrid	Renewable	Storage	NC	1
Total Duke Energy Progress				12,464

PROPERTIES

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Florida
Hines CC	Fossil	Gas/Oil	FL	2,061
Citrus County CC	Fossil	Gas	FL	1,610
Crystal River	Fossil	Coal	FL	1,410
Bartow CC	Fossil	Gas/Oil	FL	1,112
Anclote	Fossil	Gas	FL	1,013
Intercession City CT	Fossil	Gas/Oil	FL	940
Osprey CC	Fossil	Gas/Oil	FL	576
DeBary CT	Fossil	Gas/Oil	FL	524
Tiger Bay CC	Fossil	Gas/Oil	FL	199
Bayboro CT	Fossil	Oil	FL	171
Bartow CT	Fossil	Gas/Oil	FL	168
Suwannee River CT	Fossil	Gas	FL	145
University of Florida CoGen CT	Fossil	Gas	FL	44
Distributed generation	Renewable	Solar	FL	485
Trenton Battery	Renewable	Storage	FL	11
Micanopy Energy Storage	Renewable	Storage	FL	8
Jennings Battery	Renewable	Storage	FL	5.5
Cape San Blas Battery	Renewable	Storage	FL	5.5
Total Duke Energy Florida				10,488

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Ohio
East Bend	Fossil	Coal	KY	600
Woodsdale CT	Fossil	Gas/Propane	OH	476
Beckjord Battery Storage	Renewable	Storage	OH	4
Total Duke Energy Ohio				1,080

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Indiana
Gibson(c)	Fossil	Coal	IN	2,822
Cayuga(d)	Fossil	Coal/Oil	IN	1,005
Edwardsport	Fossil	Coal	IN	595
Madison CT	Fossil	Gas	OH	566
Wheatland CT	Fossil	Gas	IN	444
Vermillion CT(e)	Fossil	Gas	IN	360
Noblesville CC	Fossil	Gas/Oil	IN	264
Henry County CT	Fossil	Gas/Oil	IN	126
Cayuga CT	Fossil	Gas/Oil	IN	84
Purdue CHP	Fossil	Gas	IN	12
Markland	Hydro	Water	IN	54
Distributed generation	Renewable	Solar	IN	11
Camp Atterbury Battery	Renewable	Storage	IN	1
Nabb Battery	Renewable	Storage	IN	1
Crane Battery	Renewable	Storage	IN	1
Total Duke Energy Indiana				6,346

PROPERTIES

Owned MW
Totals by Type	Capacity
Total Electric Utilities	49,870
Totals by Plant Type
Nuclear	8,908
Fossil	36,681
Hydro	3,639
Renewable	642
Total Electric Utilities	49,870
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
(d)Includes Cayuga Internal Combustion.
(e)Jointly owned with WVPA. Duke Energy Indiana's ownership is 62.5% of the facility.
The following table provides information related to EU&I's electric transmission and distribution properties as of December 31, 2022.

		Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy
	Energy	Carolinas	Progress	Florida	Ohio	Indiana
Electric Transmission Lines
Miles of 500 to 525 kilovolt (kV)	1,100	600	300	200	—	—
Miles of 345 kV	1,100	—	—	—	400	700
Miles of 230 kV	8,500	2,700	3,400	1,700	—	700
Miles of 100 to 161 kV	12,500	6,800	2,600	1,000	700	1,400
Miles of 13 to 69 kV	8,300	2,900	—	2,200	700	2,500
Total conductor miles of electric transmission lines	31,500	13,000	6,300	5,100	1,800	5,300
Electric Distribution Lines
Miles of overhead lines	173,600	66,600	46,300	25,300	13,300	22,100
Miles of underground line	116,100	41,900	35,200	22,700	6,500	9,800
Total conductor miles of electric distribution lines	289,700	108,500	81,500	48,000	19,800	31,900
Number of electric transmission and distribution substations	3,000	1,200	500	500	300	500
Substantially all of EU&I's electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Duke Energy Progress', Duke Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.
GAS UTILITIES AND INFRASTRUCTURE
GU&I owns transmission pipelines and distribution mains that are generally underground, located near public streets and highways, or on property owned by others for which Duke Energy Ohio and Piedmont have obtained the necessary legal rights to place and operate facilities on such property located within the GU&I service territories. The following table provides information related to GU&I's natural gas distribution.

		Duke
	Duke	Energy
	Energy	Ohio	Piedmont
Miles of natural gas distribution and transmission pipelines	35,200	7,600	27,600
Miles of natural gas service lines	28,300	6,600	21,700
OTHER
Duke Energy owns approximately 7.1 million square feet and leases approximately 2.7 million square feet of corporate, regional and district office space spread throughout its service territories. See Note 11, "Property, Plant and Equipment," for further information.

LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES
ITEM 3. LEGAL PROCEEDINGS

MTBE Litigation
On December 15, 2017, the state of Maryland filed suit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of state waters by MTBE leaking from gasoline storage tanks and is seeking an unspecified amount of monetary damages. MTBE is a gasoline additive intended to increase the oxygen levels in gasoline and make it burn cleaner. The case was removed from Baltimore City Circuit Court to federal District Court. Initial motions to dismiss filed by the defendants were denied by the court on September 4, 2019, and the matter is now in discovery. On December 18, 2020, the plaintiff and defendants selected 50 focus sites, none of which have any ties to Duke Energy Merchants. Discovery will be specific to those sites. At this time, Duke Energy Merchants has not engaged in settlement negotiations with the plaintiff and the plaintiff has not reached a settlement agreement with any defendant. Duke Energy cannot predict the outcome of this matter.
In addition, the Duke Energy Registrants are, from time to time, parties to various lawsuits and regulatory proceedings in the ordinary course of their business. For information regarding legal proceedings, including regulatory and environmental matters, see Note 4, “Regulatory Matters,” and Note 5, “Commitments and Contingencies,” to the Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

SECURITIES INFORMATION
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the NYSE (ticker symbol DUK). As of January 31, 2023, there were 127,329 Duke Energy common stockholders of record. For information on dividends, see the "Dividend Payments" section of Management's Discussion and Analysis.
There is no market for the common equity securities of the Subsidiary Registrants, all of which are directly or indirectly owned by Duke Energy. See Note 2, "Dispositions," to the Consolidated Financial Statements for information on the investment of a minority interest in Duke Energy Indiana.
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III within this Annual Report for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2022

There were no repurchases of equity securities during the fourth quarter of 2022.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Stock Performance Graph

The following performance graph compares the cumulative TSR from Duke Energy Corporation common stock, as compared with the Standard & Poor's 500 Stock Index (S&P 500) and the Philadelphia Utility Index for the past five years. The graph assumes an initial investment of $100 on December 31, 2017, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Duke Energy Corporation
Philadelphia Utility Index
S&P 500

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.
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
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2022, 2021 and 2020.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, for a discussion of variance drivers for the year ended December 31, 2021, as compared to December 31, 2020.
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
Executive Overview
At Duke Energy, we remain focused on continuing to advance our clean energy transition while maintaining affordability and reliability for our customers and delivering on our commitments to our communities, employees, investors, and other stakeholders. The fundamentals of our business are strong and allow us to deliver growth in earnings and dividends in a low-risk, predictable and transparent way. In 2022, we continued to make progress, navigating rising interest rates, volatile commodity prices and other macroeconomic headwinds while meeting our near-term financial commitments, executing on our strategic priorities, responding to severe weather and external events, and continuing to provide the safe and reliable service that our communities depend on.
In 2022, we announced the sale of our commercial renewables business, filed the Carbon Plan with the NCUC, and continued to engage with the communities in our jurisdictions. We also continue to make the investments necessary to support our ongoing clean energy transition and a business portfolio that delivers a reliable and growing dividend, with 2022 representing the 96th consecutive year Duke Energy paid a cash dividend on its common stock.
Financial Results
(a)See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted EPS as well as a reconciliation of this non-GAAP financial measure to net income available to Duke Energy and net income available to Duke Energy per basic share.

MD&A	DUKE ENERGY
On February 9, 2023, Duke Energy announced 2022 full year reported earnings of $2,563 million, or $3.33 per share and adjusted earnings of $4,060 million, or $5.27 per share. On February 21, 2023, Duke Energy Indiana received an opinion from the Indiana Court of Appeals disallowing recovery of certain coal ash costs. As a result of this opinion, Duke Energy Indiana recognized a pretax charge of approximately $175 million to Impairment of assets and other charges for the year ended December 31, 2022. The 2022 full year reported earnings changed to $2,444 million, or $3.17 per share. There was no change to adjusted earnings or adjusted earnings per share.
Duke Energy's 2022 Net Income Available to Duke Energy Corporation (GAAP Reported Earnings) was impacted primarily by the estimated impairment on the sale of the Commercial Renewables business in the current year. See “Results of Operations” below for a detailed discussion of the consolidated results of operations and a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.
2022 Areas of Focus and Accomplishments
Clean Energy Transition. Our industry continues to experience an unprecedented level of change and 2022 was a dynamic year for our company as we navigated macroeconomic headwinds and continued to execute on our strategic priorities and deliver on our vision.
Generating Cleaner Energy
We’re targeting energy generated from coal to represent less than 5% by 2030 and a full exit by 2035, subject to regulatory approvals. We’ve made strong progress to date in reducing carbon emissions from electricity generation (a 44% reduction from 2005) and have committed to do more (at least 50% reduction by 2030 and net-zero by 2050). In October 2022, we announced an additional interim target to reduce carbon emissions from electric generation by 80% by 2040. We also adopted a goal of reducing Scope 2 and certain Scope 3 emissions, including emissions from upstream purchased power and fossil fuel purchases, as well as downstream customer use of natural gas, by 50% by 2035, on the way to net-zero by 2050.
Duke Energy is one of the first utilities to address the totality of its impact – approximately 95% of the company's greenhouse gas emissions are now tied to a measurable net-zero goal. Over the next decade, we expect to deploy over $145 billion of capital into our regulated businesses, driven by clean energy transition investments. These investments will drive substantial economic benefits for the communities we serve and reduce our customer’s exposure to fuel volatility. We’ve filed and refined comprehensive IRPs consistent with this strategy in multiple jurisdictions, allowing us to accelerate coal plant retirements, make needed grid investments to enable renewables and energy storage, and increase resiliency. To partially fund this plan, in December 2022, we closed on the second and final tranche of the approximate $2 billion investment in Duke Energy Indiana by GIC.
In 2022, we were awarded one of two North Carolina offshore wind sites held by the Bureau of Ocean Energy Management. The approximately 55,000-acre site in the Atlantic Ocean east of Wilmington could support up to 1.6 gigawatts of potential offshore wind energy, enough to power nearly 375,000 homes. Securing this contract creates optionality for future offshore wind if the NCUC determines it's part of the least cost path to achieve North Carolina's interim and long-term carbon reduction goals.
As we look beyond 2030, we will need additional tools to continue our progress. We will actively work to advocate for research and development and deployment of carbon-free, dispatchable resources. This includes longer-duration energy storage, advanced nuclear technologies, carbon capture and zero-carbon fuels.
Sale of Commercial Renewables
In November 2022, the Board approved pursuing the sale of our Commercial Renewables business, excluding the offshore wind contract for Carolina Long Bay. Since 2007, we have built a portfolio of approximately 5,000 megawatts of commercial wind, solar and battery projects across the U.S., and established a robust development pipeline. As we look forward to the remainder of this decade and beyond, we have line of sight to significant renewable, grid and other investment opportunities within our faster-growing regulated operations.
Carbon Plan
North Carolina House Bill 951 (HB 951) was passed in 2021 and reflects new state policy that accelerates a clean energy transition for generation serving customers in the Carolinas, including providing a framework for a goal of 70% carbon reduction in electric generation in the state from 2005 levels by 2030 and carbon neutrality by 2050 while continuing to prioritize affordability and reliability for our customers. The legislation established a framework overseen by the NCUC to advance state CO2 emission reductions through the use of least cost planning, including stakeholder involvement, and also introduced modernized recovery mechanisms, including multiyear rate plans (MYRP), that promote more efficient recovery of investments and performance-based regulation (PBR), that align incentives between the company and the state’s energy policy objectives.
In May 2022, we filed a proposed Carbon Plan with the NCUC that outlined potential pathways toward achieving the HB 951 carbon reduction targets while balancing affordability and reliability for our customers. We presented four “portfolios” – a base portfolio of what it would take to achieve 70% carbon reduction by 2030 and other portfolios demonstrating the impact of an extension to the 2030 compliance deadline to allow the introduction of new technologies at a more affordable price. In December 2022, the NCUC issued an order adopting its initial Carbon Plan, which included a set of near-term actions to support meeting the state's carbon reduction goals. This is a constructive outcome that advances our clean energy transition, supporting a diverse, all-of-the-above approach that is essential for long-term resource planning.
Modernizing the Power Grid and Natural Gas Infrastructure
Our grid improvement programs continue to be a key component of our growth strategy. Modernization of the electric grid, including smart meters, storm hardening, self-healing and targeted undergrounding, helps to continue to ensure the system is better prepared for severe weather, improves the system's reliability and flexibility, and provides better information and services for customers. We continue to expand our self-optimizing grid capabilities, and in 2022, smart, self-healing technologies helped to avoid more than 1.4 million customer interruptions across our six-state electric service area, saving customers more than 443 million minutes of lost outage time.

MD&A	DUKE ENERGY
Duke Energy has a demonstrated track record of driving efficiencies and productivity in the business and we continue to leverage new technology, digital tools and data analytics across the business in response to a transforming landscape. In 2022, we filed for approval of a new demand response pilot program expected to launch in 2023 for customers in the Duke Energy Carolinas service area. Pilot incentives will reduce vehicle lease payments for program participants who lease an eligible electric vehicle, including Ford F-150 Lightning trucks. In exchange, customers will allow their electric vehicles to feed energy back to the grid – helping to balance it during peak demand. Also, in August 2022, Duke Energy Florida announced a research and development pilot program to test and evaluate the viability of the new Ford F-150 Lightning all-electric truck's high-capacity batteries as a grid edge resource.
Recognizing the importance of natural gas to our plans, we continue to work toward a net-zero methane emission goal by 2030 related to our natural gas distribution business. In our LDC business, we are making great progress reducing methane emissions through our partnership with Accenture, Microsoft and Avanade to use satellites and build an emissions platform, the addition of other sensors and technologies to find and fix leaks in near real time, and the use of cross compression to avoid releasing natural gas into the atmosphere during certain operational activities. Investments in integrity management of our natural gas infrastructure continue to be of importance to ensure reliable, safe, and increasingly clean delivery of natural gas to our customers.
Response to Macroeconomic Headwinds. In addition to achieving financial results in the upper half of our revised guidance, we continued our cost-management journey with a focus on driving productivity, increasing flexibility and prioritizing spend based on risk and strategic value to our customers and investors. In 2022, to address rising interest rates, increased commodity prices, labor and material inflation, and supply chain constraints, we launched the Workload Reduction Initiative, building on our culture of continuous improvement to identify more ways to reduce operating costs. Including cost reductions from supply chain, we identified approximately $300 million of savings opportunities focused on organization simplification, elimination of work, automation, reducing service levels provided to internal customers, and outsourcing.
Commodity prices have impacted the price of electricity in all of our jurisdictions. We actively worked to manage and maintain prices at lower levels than they otherwise would be in light of increased commodity prices, working with our regulators to extend recovery periods in certain jurisdictions in a way that is manageable for our customers. We also continued our work with our vulnerable customers through increased communications, securing state and federal funding, and providing access to philanthropic support. Additionally, we've created a specialized team that's partnered with agencies across our service territories and has helped connect customers to nearly $300 million in energy assistance funding since 2021.
We successfully navigated supply chain challenges including inflation, longer lead times, and shortages of solar panels and other equipment. We've executed longer supply agreements and proactively secured equipment in early 2022 for hurricane season while placing orders for key needs for our customer delivery organization for 2023. Our procurement teams continue to execute on action plans to enhance planning, augment supply, amend operations and leverage our scale to continue to mitigate these risks to the extent possible.
Constructive Regulatory and Legislative Outcomes. One of our long-term strategic goals is to achieve modernized regulatory constructs in our jurisdictions. Modernized constructs provide benefits, which include improved earnings and cash flows through more timely recovery of investments, as well as stable pricing for customers. Grid investment riders in the Midwest and Florida enable more timely cost recovery and earnings growth and we have a MYRP in Florida through 2024. Additionally, as highlighted above, HB 951 provides the framework for many of the benefits of modernized regulatory constructs in North Carolina under the direction of the NCUC. Duke Energy Progress filed its first rate case utilizing these benefits, including both PBR and MYRP, in North Carolina in October 2022. In January 2023, we also filed a Duke Energy Carolinas rate case in North Carolina, which incorporates elements of PBR and MYRP.
In addition to the Duke Energy Progress and Duke Energy Carolinas rate cases in North Carolina, we continued to move a variety of other regulatory initiatives forward during 2022. Base rate cases were filed for both Duke Energy Progress and Piedmont in South Carolina, for Duke Energy Ohio's natural gas business, and for Duke Energy Kentucky's electric business. Constructive partial settlements were approved by the NCUC in January 2022 related to Piedmont's 2021 North Carolina rate case and by the PUCO in December 2022 related to Duke Energy Ohio's 2021 electric rate case. We also reached a constructive comprehensive settlement with all parties in the Duke Energy Progress South Carolina rate case in January 2023, which the PSCSC approved in February 2023. Duke Energy Indiana's TDSIC 2.0 was approved in June 2022 and Duke Energy Florida's 10 year storm protection plan was approved in October 2022, both of which provide for significant investments to improve the reliability and integrity of the grid in their respective jurisdictions. Overall, this was a very active year as it relates to regulatory filings, which reflects the important investments and ongoing clean energy transition across all our service territories.
In November 2022, the Southeast Energy Exchange Market (SEEM) announced it had initiated operations. The new SEEM platform facilitates sub-hourly, bilateral trading, allowing participants to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission and providing southeastern electricity customers cost, reliability and environmental benefits. Also in 2022, storm securitization legislation was passed in South Carolina, providing the opportunity to securitize deferred storm costs and lower the bill impacts for our customers. We also continue to evaluate the impacts of the Inflation Reduction Act, which is expected to have significant benefits to customers and lower the cost of the clean energy transition.
Customer Satisfaction. Duke Energy continues to transform the customer experience through our use of customer data to better inform operational priorities and performance levels. This data-driven approach allows us to identify the investments that are most important to the customer experience. In 2022, we successfully implemented the last of eight jurisdictional releases of Customer Connect, a new system that consolidates four legacy billing systems into one customer-service platform, allowing us to deliver the universal experience customers expect. While customer satisfaction across our industry continues to be impacted by the macroeconomic environment and the impacts of higher fuel prices on customer bills, our work continues to be recognized by our customers, with incremental improvements in customer satisfaction scores at certain jurisdictions including Piedmont, which was ranked number one in customer satisfaction by J.D. Power for residential natural gas service in the south.

MD&A	DUKE ENERGY
Operational Excellence, Safety and Reliability. The reliable and safe operation of our power plants, electric distribution system and natural gas infrastructure in our communities continues to be foundational to serving our customers, our financial results, and our credibility with stakeholders. This year presented unique challenges to the grid in our service territories, including attacks on two substations in Moore County, North Carolina and extreme winter weather that forced us to take unprecedented measures to ensure the integrity of our systems in North Carolina. Despite these recent challenges, our regulated generation fleet and nuclear sites had strong performance throughout the year and our electric distribution system performed well. The safety of our workforce is a core value. While our TICR was slightly above target, our employees continued to deliver strong safety results in 2022 and we remain an industry leader in personal safety. In addition, we continued our strong environmental performance, with no reportable environmental events.
Storm activity was severe in our service territories in 2022. Hurricane Ian, the fifth-strongest hurricane on record, impacted our service territories in Florida and the Carolinas with heavy rainfall, strong winds, and life-threatening storm surge and flooding. Across our service territories, we assembled more than 20,000 power line technicians, damage assessors, and vegetation workers to prepare and begin to restore power as soon as it was safe to do so. In total, we experienced 2 million outages, and thanks to their efforts, more than 97% of our Florida customers were restored within three days of the storm moving out of our Florida territories, and over 99% of our Carolinas customers within two days of the storm exiting the Carolinas. In November, Hurricane Nicole made landfall in Florida as a Category 1 hurricane causing nearly 300,000 customer outages. Our crews were able to restore more than 98% of those outages within 12 hours.
In December, high winds and extreme cold from Winter Storm Elliott, customer demand that was higher than forecasted, and inability to import additional power from out of state, resulted in the need to temporarily interrupt service to about 500,000 customers to maintain overall grid reliability and prevent further potential disruptions in the Carolinas. We will continue to further evaluate lessons learned to improve our strategy and communications, and incorporate any identified improvements to address this matter to better serve our customers now and in the future.
Our ability to effectively handle all facets of the 2022 storm response efforts, including navigating ongoing macroeconomic challenges and supply chain constraints, is a testament to our team’s extensive preparation and coordination, applying lessons learned from previous storms, and to on-the-ground management throughout the restoration efforts. Duke Energy has received over 20 Emergency Response Awards since EEI began recognizing storm response in 1998 (including nine for assisting other utilities). We received EEI’s Emergency Assistance Award for our support to other electric companies following Hurricane Ian, as well as EEI’s Emergency Recovery Award for multiple events that include our own recovery from Hurricane Ian, Winter Storm Izzy, and the July storms in the Midwest.
Duke Energy Objectives – 2023 and Beyond
At Duke Energy, our climate strategy is our business strategy – to safely transform and ready our system by investing in new and existing carbon-free technology, modernizing our gas and electric infrastructure, and expanding and integrating efficiency and demand management programs. As we transition our business to cleaner sources of energy, we are focused on delivering sustainable value for our customers and shareholders by maintaining affordability and leveraging business transformation to exceed customer expectations, optimizing investments to drive attractive shareholder returns, and providing new product offerings and solutions that deliver growth and customer value. To achieve these major milestones, we are shaping the landscape by partnering with stakeholders, championing public policy that advances innovation, and advancing regulatory models that support carbon and methane emission reductions.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.
Regulatory Matters
Coal Ash Costs
Duke Energy Carolinas and Duke Energy Progress both have approximately $1.4 billion, in regulatory assets related to coal ash retirement obligations as of December 31, 2022. Future spending, including amounts recorded for depreciation and liability accretion, is expected to continue to be deferred and recovered in future rate cases or rider filings. The majority of spend is expected to occur over the next 10 to 15 years.
Duke Energy Indiana has interpreted the CCR rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Interpretation of the requirements of the CCR rule is subject to further legal challenges and regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. In January 2022, Duke Energy Indiana received a letter from the EPA regarding interpretation of the CCR rule. Duke Energy Indiana has approximately $385 million in regulatory assets related to coal ash asset retirement obligations as of December 31, 2022. See Note 5 to the Consolidated Financial Statements, "Commitments and Contingencies" for more information.
Fuel Cost Recovery
As a result of rapidly rising commodity costs, including natural gas, fuel and purchased power prices in excess of amounts included in fuel-related revenues has led to an increase in the undercollection of fuel costs from customers at certain jurisdictions including Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. These amounts have been deferred in regulatory assets and have impacted the cash flows of the registrants, including increased borrowings to temporarily finance related expenditures until recovery. The Duke Energy Registrants are working with various state commissions on the timing of recovery of these amounts. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters" for more information.

MD&A	DUKE ENERGY
Commercial Renewables
In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables Disposal Groups. The bid process for the utility-scale solar and wind group is ongoing. Initial indicative bids were received for the distributed generation group in January 2023. Duke Energy expects to dispose of both groups in the second half of 2023. The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022. Duke Energy recorded an impairment loss in the fourth quarter of 2022. If necessary, the loss on the sale of the assets will be updated based on market changes or the final sales price, after any adjustments at closing for working capital and capital expenditures and could be materially different than the estimated loss. Additionally, certain other costs resulting from the transactions may be recognized in the period incurred, including Duke Energy's share of debt extinguishment costs and costs incurred to modify or terminate PPAs. Proceeds from the sales are expected to be used for debt avoidance. For more information, see Note 2 to the Consolidated Financial Statements, "Dispositions."
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the Electric Reliability Council of Texas market. Duke Energy has been named in multiple lawsuits arising out of this winter storm. The legal actions related to these lawsuits will remain with Duke Energy and any future activity related to the matters will be presented in discontinued operations. For more information, see Note 5 to the Consolidated Financial Statements, "Commitments and Contingencies."
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
Special items included in the periods presented include the following, which management believes do not reflect ongoing costs:
•Regulatory matters and litigation represents the net impact of charges related to the Indiana court rulings on coal ash and other unrelated ongoing litigation.
•Workplace and workforce realignment represents costs attributable to business transformation, including long-term real estate strategy changes and workforce reduction.
•Regulatory settlements represents an impairment charge related to the South Carolina Supreme Court decision on coal ash, insurance proceeds and Duke Energy Carolinas and Duke Energy Progress coal ash settlement.
•Gas pipeline investments represents additional exit obligations related to ACP.
Discontinued operations primarily includes results from Duke Energy's Commercial Renewables Disposal Groups, including an estimated impairment on the sale of the business in 2022.
Duke Energy’s adjusted earnings and adjusted EPS may not be comparable to similarly titled measures of another company because other companies may not calculate the measures in the same manner.

MD&A	DUKE ENERGY
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table presents a reconciliation of adjusted earnings and adjusted EPS to the most directly comparable GAAP measures.

	Years Ended December 31,
	2022		2021
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/EPS	$2,444	$3.17	$3,802	$4.94
Adjustments to Reported:
Regulatory Matters and Litigation(a)	295	0.39	—	—
Workplace and Workforce Realignment(b)	105	0.14	148	0.20
Regulatory Settlements(c)	—	—	69	0.09
Gas Pipeline Investments(d)	—	—	15	0.02
Discontinued Operations(e)	1,216	1.57	(197)	(0.26)
Adjusted Earnings/Adjusted EPS	$4,060	$5.27	$3,837	$4.99
(a)    Net of tax benefit of $128 million. $386 million recorded within Impairment of assets and other charges, $46 million within Regulated electric (Operating Revenues) and $34 million within Net Loss Attributable to Noncontrolling Interests. $25 million recorded within Operations, maintenance and other.
(b)    Net of tax benefit of $31 million and tax benefit of $44 million for the years ended December 31, 2022, and 2021, respectively. $72 million recorded within Impairment of assets and other charges, $71 million recorded within Operations, maintenance and other and a $7 million gain recorded in Gains on sales of other assets and other for the year ended December 31, 2022. $133 million recorded within Impairment of assets and other charges, $42 million within Operations, maintenance and other, and $17 million within Depreciation and amortization for the year ended December 31, 2021.
(c)    Net of tax benefit of $21 million. $202 million of expense recorded within Impairment of assets and other charges, $111 million of income within Other income and expenses, $12 million of expense within Operations, maintenance and other, $28 million of income within Regulated electric operating revenues, $8 million of expense within Interest expense and $7 million of expense within Depreciation and amortization.
(d)    Net of tax benefit of $5 million. $20 million loss recorded within Equity in earnings (losses) of unconsolidated affiliates.
(e)    Recorded in Loss from Discontinued Operations, net of tax, and Net Loss Attributable to Noncontrolling Interests.
Year Ended December 31, 2022, as compared to 2021
GAAP Reported EPS was $3.17 for the year ended December 31, 2022, compared to $4.94 for the year ended December 31, 2021. The decrease in GAAP Reported Earnings/EPS was primarily due to the estimated impairment on the sale of the Commercial Renewables Disposal Groups in the current year.
As discussed and shown in the table above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $5.27 for the year ended December 31, 2022, compared to $4.99 for the year ended December 31, 2021. The increase in Adjusted Earnings/Adjusted EPS was primarily due to higher volumes, favorable weather and rate case contributions, partially offset by higher financing costs, higher depreciation and property taxes on a growing asset base, storm costs and unfavorable market impacts.
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
Duke Energy's segment structure includes Electric Utilities and Infrastructure (EU&I) and Gas Utilities and Infrastructure (GU&I). The remainder of Duke Energy’s operations is presented as Other. See Note 3 to the Consolidated Financial Statements, “Business Segments,” for additional information on Duke Energy’s segment structure.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues	$26,024	$22,603	$3,421
Operating Expenses
Fuel used in electric generation and purchased power	8,862	6,332	2,530
Operations, maintenance and other	5,354	5,340	14
Depreciation and amortization	4,550	4,251	299
Property and other taxes	1,315	1,233	82
Impairment of assets and other charges	374	204	170
Total operating expenses	20,455	17,360	3,095
Gains on Sales of Other Assets and Other, net	7	13	(6)
Operating Income	5,576	5,256	320
Other Income and Expenses, net	467	534	(67)
Interest Expense	1,565	1,432	133
Income Before Income Taxes	4,478	4,358	120
Income Tax Expense	536	494	42
Less: Income Attributable to Noncontrolling Interest	13	14	(1)
Segment Income	$3,929	$3,850	$79

Duke Energy Carolinas GWh sales	90,915	87,796	3,119
Duke Energy Progress GWh sales	70,435	66,797	3,638
Duke Energy Florida GWh sales	46,214	42,422	3,792
Duke Energy Ohio GWh sales	24,269	24,129	140
Duke Energy Indiana GWh sales	31,979	31,388	591
Total Electric Utilities and Infrastructure GWh sales	263,812	252,532	11,280
Net proportional MW capacity in operation	49,539	49,871	(332)
Year Ended December 31, 2022, as compared to 2021
EU&I’s higher segment income is due to higher retail sales volumes and favorable weather, partially offset by higher depreciation and higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $2,332 million increase in fuel revenues primarily due to higher fuel prices and retail sales volumes;
•a $456 million increase in weather-normal retail sales volumes;
•a $293 million increase in retail base rate pricing due to general rate cases in North Carolina, net of rider impacts as well as multiyear rate adjustments in Florida;
•a $145 million increase in retail sales due to favorable weather compared to prior year;
•a $141 million increase in wholesale revenues primarily due to higher capacity volumes; and
•a $137 million increase in rider revenues primarily due to higher sales volumes and storm securitization in North Carolina.
Partially offset by:
•an $86 million decrease in capacity revenue primarily due to accelerated recovery of the retired coal units Crystal River 1 and 2 in 2021; and
•a $67 million decrease due to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Operating Expenses. The variance was driven primarily by:
•a $2,530 million increase in fuel used in electric generation and purchased power due to higher fuel prices and volumes from customer demand;
•a $299 million increase in depreciation and amortization primarily due to higher plant in service and resolution of prior year rate cases, partially offset by lower depreciation related to the extension of the lives of nuclear facilities;
•a $170 million increase in impairment of assets and other charges due to the Indiana court rulings on recovery of certain coal ash costs; and
•an $82 million increase in property and other taxes primarily due to higher property taxes as well as higher revenue related taxes.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE
Other Income and Expenses, net. The variance is primarily due to coal ash insurance litigation proceeds received in the prior year, partially offset by an increase in AFUDC equity due to higher capital expenditures.
Interest Expense. The variance was primarily driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes. The ETRs for the years ended December 31, 2022, and 2021, were 12.0% and 11.3%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.
Gas Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues	$2,840	$2,112	$728
Operating Expenses
Cost of natural gas	1,276	705	571
Operation, maintenance and other	532	442	90
Depreciation and amortization	327	303	24
Property and other taxes	138	120	18
Impairment of assets and other charges	(12)	19	(31)
Total operating expenses	2,261	1,589	672
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	580	523	57
Other income and expenses, net	78	70	8
Interest Expense	182	142	40
Income Before Income Taxes	476	451	25
Income Tax Expense	8	55	(47)
Segment Income	$468	$396	$72

Piedmont Local Distribution Company (LDC) throughput (Dth)	628,035,471	542,759,891	85,275,580
Duke Energy Midwest LDC throughput (MCF)	90,010,669	85,787,624	4,223,045
Year Ended December 31, 2022, as compared to 2021
GU&I’s results were impacted primarily by margin growth, partially offset by higher operation and maintenance costs and higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $383 million increase due to higher natural gas costs passed through to customers and higher volumes;
•a $213 million increase due to increased secondary marketing activity including higher off-system sales natural gas costs;
•a $64 million increase due to base rate increases;
•a $48 million increase due to rider revenues related to Ohio Capital Expenditure Program (CEP); and
•a $4 million increase due to customer growth.
Partially offset by:
•a $15 million decrease due to the MGP Settlement.
Operating Expenses. The variance was driven primarily by:
•a $383 million increase in cost of natural gas due to higher natural gas costs passed through to customers and higher volumes;
•a $188 million increase in cost of natural gas due to increased secondary marketing activity including higher off-system sales natural gas costs;
•a $90 million increase in operations, maintenance and other primarily due to the MGP settlement, higher spend on internal and contract labor costs, locates, fleet, and materials;
•a $24 million increase in depreciation and amortization due to additional plant in service and lower CEP deferrals; and
•an $18 million increase in property and other taxes due to lower CEP deferrals.
Partially offset by:
•a $31 million decrease in impairment of assets and other charges due to an impairment of propane caverns in 2021, which was partially reversed in 2022.

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE
Interest Expense. The variance was primarily due to higher interest rates and outstanding debt balances and lower CEP Rider deferrals.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes related to the Ohio MGP Settlement, partially offset by an increase in pretax income. The ETRs for the years ended December 31, 2022, and 2021, were 1.7% and 12.2%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes related to the Ohio MGP Settlement.
Other

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues	$122	$113	$9
Operating Expenses	298	409	(111)
Gains (Losses) on Sales of Other Assets and Other, net	14	(1)	15
Operating Loss	(162)	(297)	135
Other Income and Expenses, net	65	125	(60)
Interest Expense	778	643	135
Loss Before Income Taxes	(875)	(815)	(60)
Income Tax Benefit	(244)	(281)	37
Less: Net Income Attributable to Noncontrolling Interests	—	1	(1)
Less: Preferred Dividends	106	106	—
Net Loss	$(737)	$(641)	$(96)
Year Ended December 31, 2022, as compared to 2021
The higher net loss was driven by higher interest expense and lower return on investments, partially offset by higher equity earnings from the NMC investment and prior year obligations to the Duke Energy Foundation.
Operating Expenses. The decrease was primarily driven by prior year obligations to the Duke Energy Foundation, lower expense on certain employee benefit obligations and lower asset impairments to optimize the company's real estate portfolio and reduce office space.
Other Income and Expenses, net. The variance was primarily due to lower return on investments that fund certain employee benefit obligations, partially offset by higher equity earnings from the NMC investment.
Interest Expense. The variance was primarily due to higher interest rates and outstanding debt balances.
Income Tax Benefit. The decrease in the tax benefit was primarily due to a reduction of a valuation allowance relating to a capital loss carryforward in the prior year, partially offset by lower state tax benefit in the prior year. The ETRs for the years ended December 31, 2022, and 2021, were 27.9% and 34.5%, respectively. The decrease in the ETR was primarily due to a reduction of a valuation allowance relating to a capital loss carryforward in the prior year.
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

	Years Ended December 31,
(in millions)	2022	2021	Variance
Loss From Discontinued Operations, net of tax	$(1,323)	$(144)	$(1,179)
Year Ended December 31, 2022, as compared to December 31, 2021
The variance was primarily driven by the estimated impairment on the sale of the Commercial Renewables Disposal Groups in the current year.

MD&A	DUKE ENERGY CAROLINAS
SUBSIDIARY REGISTRANTS
Basis of Presentation
The results of operations and variance discussion for the Subsidiary Registrants is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
DUKE ENERGY CAROLINAS
Results of Operations

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues	$7,857	$7,102	$755
Operating Expenses
Fuel used in electric generation and purchased power	2,015	1,601	414
Operation, maintenance and other	1,892	1,833	59
Depreciation and amortization	1,526	1,468	58
Property and other taxes	340	320	20
Impairment of assets and other charges	26	227	(201)
Total operating expenses	5,799	5,449	350
Gains on Sales of Other Assets and Other, net	4	2	2
Operating Income	2,062	1,655	407
Other Income and Expenses, net	221	270	(49)
Interest Expense	557	538	19
Income Before Income Taxes	1,726	1,387	339
Income Tax Expense	126	51	75
Net Income	$1,600	$1,336	$264
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential sales	0.5%
General service sales	4.0%
Industrial sales	1.0%
Wholesale power sales	1.3%
Joint dispatch sales	0.9%
Total sales	3.6%
Average number of customers	1.8%
Year Ended December 31, 2022, as compared to 2021
Operating Revenues. The variance was driven primarily by:
•a $396 million increase in fuel revenues driven by higher fuel prices and higher volumes;
•a $156 million increase in weather-normal retail sales volumes;
•a $78 million increase in retail sales due to favorable weather compared to prior year;
•a $63 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers; and
•a $52 million increase in rider revenues primarily due to energy efficiency, storm securitization, and competitive procurement of renewable energy programs.
Operating Expenses. The variance was driven primarily by:
•a $414 million increase in fuel used in electric generation and purchased power primarily due to higher coal and natural gas prices and changes in the generation mix, partially offset by the recovery of fuel expenses;
•a $59 million increase in operation, maintenance and other expense primarily due to higher storm restoration costs, higher bad debt expense and higher nuclear outage and maintenance costs;
•a $58 million increase in depreciation and amortization primarily due to new depreciation rates associated with the North Carolina rate case and a higher depreciable base, partially offset by lower depreciation related to the extension of the lives of nuclear facilities; and
•a $20 million increase in property and other taxes due to higher franchise and property taxes and a prior year sales and use tax refund.

MD&A	DUKE ENERGY CAROLINAS
Partially offset by:
•a $201 million decrease in impairment of assets and other charges primarily due to the prior year South Carolina Supreme Court decision on coal ash.
Other Income and Expenses. The variance was driven by the coal ash insurance litigation proceeds received in the prior year, partially offset by an increase in AFUDC equity due to higher capital expenditures.
Interest Expense. The variance was driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
PROGRESS ENERGY
Results of Operations

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues	$13,125	$11,057	$2,068
Operating Expenses
Fuel used in electric generation and purchased power	5,078	3,584	1,494
Operation, maintenance and other	2,458	2,529	(71)
Depreciation and amortization	2,142	1,929	213
Property and other taxes	607	542	65
Impairment of assets and other charges	12	82	(70)
Total operating expenses	10,297	8,666	1,631
Gains on Sales of Other Assets and Other, net	11	14	(3)
Operating Income	2,839	2,405	434
Other Income and Expenses, net	181	215	(34)
Interest Expense	844	794	50
Income Before Income Taxes	2,176	1,826	350
Income Tax Expense	348	227	121
Net Income	1,828	1,599	229
Less: Net Income Attributable to Noncontrolling Interests	—	1	(1)
Net Income Attributable to Parent	$1,828	$1,598	$230
Year Ended December 31, 2022, as compared to 2021
Operating Revenues. The variance was driven primarily by:
•a $1,481 million increase in fuel revenues driven by higher fuel prices and higher volumes;
•a $249 million increase in weather-normal retail sales volumes;
•a $230 million increase in retail pricing due to the North Carolina rate case and base rate adjustments at Duke Energy Florida related to annual increases from the 2021 Settlement Agreement and the solar base rate adjustment;
•an $85 million increase in rider revenues due to higher revenues from the Storm Protection Plan at Duke Energy Florida and storm securitization and energy efficiency riders at Duke Energy Progress;
•a $53 million increase in wholesale revenues, net of fuel, due to higher capacity volumes; and
•a $43 million increase in retail sales due to favorable weather.
Partially offset by:
•an $86 million decrease in capacity revenue primarily due to accelerated recovery of retired Crystal River coal units in 2021.
Operating Expenses. The variance was driven primarily by:
•a $1,494 million increase in fuel used in electric generation and purchased power primarily due to higher demand and higher natural gas prices;
•a $213 million increase in depreciation and amortization primarily due to increased rates at Duke Energy Florida and higher amortization of deferred coal ash and storm costs at Duke Energy Progress, partially offset by the extension of the lives at nuclear facilities at Duke Energy Progress; and
•a $65 million increase in property and other taxes primarily due to an increase in gross receipts taxes at Duke Energy Florida and higher franchise and property taxes at Duke Energy Progress.

MD&A	PROGRESS ENERGY
Partially offset by:
•a $71 million decrease in operation, maintenance and other expense primarily due to reduced storm amortization at Duke Energy Florida; and
•a $70 million decrease in impairment of assets and other charges due to the prior year South Carolina Supreme Court decision on coal ash and optimization of the company's real estate portfolio and reduction of office space.
Other Income and Expenses, net. The variance is primarily due to coal ash insurance litigation proceeds received in the prior year at Duke Energy Progress.
Interest Expense. The variance was driven primarily by higher interest expense and outstanding debt balances at Duke Energy Progress and Duke Energy Florida.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.
DUKE ENERGY PROGRESS
Results of Operations

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues	$6,753	$5,780	$973
Operating Expenses
Fuel used in electric generation and purchased power	2,492	1,778	714
Operation, maintenance and other	1,475	1,467	8
Depreciation and amortization	1,187	1,097	90
Property and other taxes	190	159	31
Impairment of assets and other charges	7	63	(56)
Total operating expenses	5,351	4,564	787
Gains on Sales of Other Assets and Other, net	4	13	(9)
Operating Income	1,406	1,229	177
Other Income and Expenses, net	114	143	(29)
Interest Expense	354	306	48
Income Before Income Taxes	1,166	1,066	100
Income Tax Expense	158	75	83
Net Income	$1,008	$991	$17
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential sales	(0.8)%
General service sales	7.5%
Industrial sales	18.1%
Wholesale power sales	2.5%
Joint dispatch sales	27.5%
Total sales	5.4%
Average number of customers	1.9%
Year Ended December 31, 2022, as compared to 2021
Operating Revenues. The variance was driven primarily by:
•a $699 million increase in fuel revenues driven by higher fuel prices and higher volumes;
•a $128 million increase due to higher pricing from the North Carolina retail rate case, net of a return of EDIT to customers;
•a $58 million increase in weather-normal retail sales volumes;
•a $39 million increase in rider revenues primarily due to storm securitization and energy efficiency riders, partially offset by the Renewable Energy Portfolio Standards rider;
•a $27 million increase in retail sales due to favorable weather compared to the prior year; and
•a $20 million increase in wholesale revenues, net of fuel, due to higher capacity volumes.

MD&A	DUKE ENERGY PROGRESS
Operating Expenses. The variance was driven primarily by:
•a $714 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and changes in the generation mix, partially offset by the recovery of fuel expenses and lower coal expense;
•a $90 million increase in depreciation and amortization due to higher amortization of deferred coal ash costs and amortization related to deferred storm costs, partially offset by lower depreciation related to the extension of the lives of nuclear facilities; and
•a $31 million increase in property and other taxes due to higher franchise and property taxes and a prior year sales and use tax refund.
Partially offset by:
•a $56 million decrease in impairment of assets and other charges primarily due to the prior year South Carolina Supreme Court decision on coal ash and optimization of the company's real estate portfolio and reduction of office space.
Other Income and Expenses, net. The variance was primarily due to coal ash insurance litigation proceeds received in the prior year.
Interest Expense. The variance was driven primarily by higher outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.
DUKE ENERGY FLORIDA
Results of Operations

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues	$6,353	$5,259	$1,094
Operating Expenses
Fuel used in electric generation and purchased power	2,586	1,806	780
Operation, maintenance and other	967	1,048	(81)
Depreciation and amortization	955	831	124
Property and other taxes	421	383	38
Impairment of assets and other charges	4	19	(15)
Total operating expenses	4,933	4,087	846
Gains on Sales of Other Assets and Other, net	2	1	1
Operating Income	1,422	1,173	249
Other Income and Expenses, net	74	71	3
Interest Expense	362	319	43
Income Before Income Taxes	1,134	925	209
Income Tax Expense	225	187	38
Net Income	$909	$738	$171
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

Increase (Decrease) over prior year	2022
Residential sales	1.5%
General service sales	3.5%
Industrial sales	6.6%
Wholesale power sales	38.7%
Total sales	8.9%
Average number of customers	1.7%
Year Ended December 31, 2022, as compared to 2021
Operating Revenues. The variance was driven primarily by:
•a $782 million increase in fuel revenues driven by higher fuel prices and higher volumes;
•a $191 million increase in weather-normal retail sales volumes;
•a $102 million increase in retail pricing due to base rate adjustments related to annual increases from the 2021 Settlement agreement and the solar base rate adjustment;

MD&A	DUKE ENERGY FLORIDA
•a $46 million increase in rider revenues primarily due to increased Storm Protection Plan rider revenue driven by higher debt and equity returns from increased capital expenditures in the current year;
•a $33 million increase in wholesale power revenues, net of fuel, primarily due to higher capacity revenues and bulk power sales; and
•a $16 million increase in retail sales due to favorable weather in the current year.
Partially offset by:
•an $86 million decrease in capacity revenue primarily due to accelerated recovery of the retired coal units Crystal River 1 and 2 in 2021.
Operating Expenses. The variance was driven primarily by:
•a $780 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices;
•a $124 million increase in depreciation and amortization primarily due to an increase in depreciation rates starting in January 2022; and
•a $38 million increase in property and other taxes primarily due to an increase in gross receipt taxes driven by higher revenues.
Partially offset by:
•an $81 million decrease in operation, maintenance and other primarily due to reduced storm amortization and reduced vegetation management costs, partially offset by higher bad debt expense; and
•a $15 million decrease in impairment of assets and other charges due to the prior year optimization of the company's real estate portfolio and reduction of office space.
Interest Expense. The variance was driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to higher pretax income.
DUKE ENERGY OHIO
Results of Operations

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues
Regulated electric	$1,798	$1,493	$305
Regulated natural gas	716	544	172
Total operating revenues	2,514	2,037	477
Operating Expenses
Fuel used in electric generation and purchased power	657	409	248
Cost of natural gas	261	136	125
Operation, maintenance and other	523	479	44
Depreciation and amortization	324	307	17
Property and other taxes	369	355	14
Impairment of assets and other charges	(10)	25	(35)
Total operating expenses	2,124	1,711	413
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	391	327	64
Other Income and Expenses, net	19	18	1
Interest Expense	129	111	18
Income Before Income Taxes	281	234	47
Income Tax (Benefit) Expense	(21)	30	(51)
Net Income	$302	$204	$98

MD&A	DUKE ENERGY OHIO
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2022	2022
Residential sales	(0.5)%	13.7%
General service sales	(2.1)%	1.3%
Industrial sales	(6.8)%	0.7%
Wholesale electric power sales	(11.0)%	n/a
Other natural gas sales	n/a	(3.6)%
Total sales	0.6%	4.9%
Average number of customers	1.3%	0.6%
Year Ended December 31, 2022, as compared to 2021
Operating Revenues. The variance was driven primarily by:
•a $372 million increase in fuel related revenues primarily due to higher retail sales volumes and higher fuel rates in the current year in response to an increase in natural gas prices and purchased power expense;
•a $55 million increase in retail revenue riders primarily due to the Ohio CEP and Distribution Capital Investment Rider (DCI);
•a $39 million increase in other electric revenues primarily due to Distribution Decoupling rider adjustments recorded in 2021;
•a $10 million increase in bulk power marketing sales; and
•a $10 million increase due to favorable weather in the current year.
Partially offset by:
•a $15 million decrease due to the MGP Settlement.
Operating Expenses. The variance was driven primarily by:
•a $373 million increase in fuel expense primarily driven by higher retail prices and increased volumes for natural gas and purchased power;
•a $44 million increase in operation, maintenance and other expense primarily due to the MGP Settlement, partially offset by employee related costs;
•a $17 million increase in depreciation and amortization primarily driven by increases in distribution plant in service and lower CEP deferrals, partially offset by rate case adjustments for the over amortization of meter assets in 2022; and
•a $14 million increase in property and other taxes primarily due to higher property taxes, higher kilowatt and natural gas distribution taxes and a lower Network Integration Transmission Services tax deferral.
Partially offset by:
•a $35 million decrease in impairment of assets and other charges primarily due to the prior year impairments related to the propane caverns in Ohio and the optimization of the company's real estate portfolio and reduction of office space, partially offset by the partial reversal of the propane cavern impairment in the current year.
Interest Expense. The variance was primarily due to higher interest rates, outstanding debt balances and post in-service carrying costs, partially offset by AFUDC debt.
Income Tax (Benefit) Expense. The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes related to the MGP Settlement.

MD&A	DUKE ENERGY INDIANA
DUKE ENERGY INDIANA
Results of Operations

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues	$3,922	$3,174	$748
Operating Expenses
Fuel used in electric generation and purchased power	1,819	985	834
Operation, maintenance and other	729	750	(21)
Depreciation and amortization	645	615	30
Property and other taxes	75	73	2
Impairment of assets and other charges	388	9	379
Total operating expenses	3,656	2,432	1,224
Operating Income	266	742	(476)
Other Income and Expenses, net	36	42	(6)
Interest Expense	189	196	(7)
Income Before Income Taxes	113	588	(475)
Income Tax (Benefit) Expense	(24)	107	(131)
Net Income	$137	$481	$(344)
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential sales	(0.4)%
General service sales	1.8%
Industrial sales	(12.1)%
Wholesale power sales	5.4%
Total sales	1.9%
Average number of customers	1.4%
Year Ended December 31, 2022, as compared to 2021
Operating Revenues. The variance was driven primarily by:
•a $700 million increase in retail fuel revenues primarily due to higher fuel cost recovery driven by higher retail sales volumes and fuel prices;
•a $74 million increase primarily due to wholesale revenues, including fuel revenues, driven by higher rates and the bulk power marketing sharing provision;
•a $46 million increase in weather-normal retail sales volumes primarily due to higher nonresidential customer demand; and
•a $20 million increase in retail sales due to favorable weather.
Partially offset by:
•a $67 million decrease due to the Indiana Supreme Court ruling on recovery of certain coal ash costs;
•a $13 million decrease primarily due to the Utility Receipts Tax repeal; and
•a $12 million decrease primarily due to fixed bill plans and other electric revenues.
Operating Expenses. The variance was driven primarily by:
•an $834 million increase in fuel used in electric generation and purchased power primarily due to higher purchased power expense and higher natural gas and coal costs;
•a $379 million increase in impairment of assets and other charges primarily due to the Indiana court rulings on recovery of certain coal ash costs; and
•a $30 million increase in depreciation and amortization primarily due to additional plant in service, Step 2 rates true-up adjustment to depreciation expense and coal ash depreciation.
Partially offset by:
•a $21 million decrease in operation, maintenance and other primarily due to lower outage, base maintenance work and employee related costs.

MD&A	DUKE ENERGY INDIANA
Income Tax (Benefit) Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of excess deferred income taxes.
PIEDMONT
Results of Operations

	Years Ended December 31,
(in millions)	2022	2021	Variance
Operating Revenues	$2,124	$1,569	$555
Operating Expenses
Cost of natural gas	1,015	569	446
Operation, maintenance and other	368	327	41
Depreciation and amortization	222	213	9
Property and other taxes	57	55	2
Impairment of assets and other charges	18	10	8
Total operating expenses	1,680	1,174	506
Gains on Sales of Other Assets and Other, net	4	—	4
Operating Income	448	395	53
Other Income and Expenses, net	54	64	(10)
Interest Expense	140	119	21
Income Before Income Taxes	362	340	22
Income Tax Expense	39	30	9
Net Income	$323	$310	$13
The following table shows the percent changes in Dth delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2022
Residential deliveries	5.0%
Commercial deliveries	8.5%
Industrial deliveries	1.2%
Power generation deliveries	23.3%
For resale	(4.3)%
Total throughput deliveries	15.7%
Secondary market volumes	18.9%
Average number of customers	1.4%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Year Ended December 31, 2022, as compared to 2021
Operating Revenues. The variance was driven primarily by:
•a $257 million increase due to higher natural gas costs passed through to customers and higher volumes;
•a $213 million increase due to increased secondary marketing activity including higher off-system sales natural gas costs; and
•a $64 million increase due to base rate increases.
Operating Expenses. The variance was driven primarily by:
•a $257 million increase in cost of natural gas due to higher natural gas costs passed through to customers and higher volumes;
•a $189 million increase in cost of natural gas due to increased secondary marketing activity including higher off-system sales higher natural gas costs; and
•a $41 million increase in operation, maintenance and other due to higher spend on internal and contract labor costs, locates, fleet, materials and other.
Other Income and Expenses, net. The variance was driven primarily by a decrease in AFUDC equity base.
Interest Expense. The variance was primarily due to higher debt outstanding and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes.

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
For further information, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
Goodwill Impairment Assessments
Duke Energy performed its annual goodwill impairment tests for all reporting units as of August 31, 2022. Additionally, Duke Energy monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include an adverse regulatory outcome, declining financial performance and deterioration of industry or market conditions. As of August 31, 2022, all of the reporting units' estimated fair value of equity substantially exceeded the carrying value of equity. The fair values of the reporting units were calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries.
Estimated future cash flows under the income approach are based on Duke Energy’s internal business plan. Significant assumptions used are growth rates, future rates of return expected to result from ongoing rate regulation and discount rates. Management determines the appropriate discount rate for each of its reporting units based on the Weighted Average Cost of Capital (WACC) for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2022 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2022, for each of Duke Energy’s reporting units ranged from 6.6% to 6.9%. The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.
One of the most significant assumptions utilized in determining the fair value of reporting units under the market approach is implied market multiples for certain peer companies. Management selects comparable peers based on each peer’s primary business mix, operations, and market capitalization compared to the applicable reporting unit and calculates implied market multiples based on available projected earnings guidance and peer company market values as of August 31. The implied market multiples used for calculating the fair values as of August 31, 2022, for each of Duke Energy's reporting units ranged from 10.3 to 13.6.

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Duke Energy has $19.3 billion in Goodwill at both December 31, 2022, and 2021. For further information, see Note 12 to the Consolidated Financial Statements, "Goodwill and Intangible Assets."
Asset Retirement Obligations
AROs are recognized for legal obligations associated with the retirement of property, plant and equipment at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. Duke Energy has $12.7 billion and $12.6 billion of AROs as of December 31, 2022, and 2021, respectively. See Note 10, "Asset Retirement Obligations," for further details including a rollforward of related liabilities.
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
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs for site-specific plans. In prior years, certain ash basins have had probability weightings applied to them based on different potential closure methods and the probabilities surrounding pending legal changes.
For further information, see Notes 4, 5 and 10 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations."
Discontinued Operations
Duke Energy calculated an estimated impairment on the disposition of its Commercial Renewables Disposal Groups as of December 31, 2022. The impairment was recorded to write-down the carrying amount to fair value, less cost to sell. The fair value was primarily determined from the income approach using discounted cash flows, but also considered market information obtained through the bidding process. Estimated future cash flows under the income approach were based on Duke Energy's forecast, which was informed by existing power purchase agreements with offtakers and forward merchant curves. Significant assumptions used in the income approach include forward merchant curves and discount rates. The discount rates take into account both the after-tax cost of debt and cost of equity.
The actual loss will be recorded based on final sales agreements and could be materially different than the estimated loss.
For further information, See Note 2 to the Consolidated Financial Statements, "Dispositions."

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

(in millions)	2023	2024	2025
Electric Generation(a)	$1,650	$1,950	$3,150
Electric Transmission	1,550	1,925	1,850
Electric Distribution	3,750	3,750	4,100
Environmental and Other	675	500	475
EU&I Growth Capital	7,625	8,125	9,575
Maintenance	2,800	2,625	2,425
Total EU&I	10,425	10,750	12,000
GU&I	1,375	1,150	975
Other	400	375	425
Total projected capital and investment expenditures	$12,200	$12,275	$13,400
(a)    Includes nuclear fuel of approximately $1.9 billion in 2023-2025.
Debt
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Duke Energy Registrants. See Note 7 to the Consolidated Financial Statements, “Debt and Credit Facilities,” for information regarding the Duke Energy Registrants' long-term debt at December 31, 2022, the weighted average interest rate applicable to each long-term debt category and a schedule of long-term debt maturities over the next five years.
Fuel and Purchased Power
Fuel and purchased power includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as NPNS. Duke Energy’s contractual cash obligations for fuel and purchased power as of December 31, 2022, are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year (2023)	2-3 years (2024 & 2025)	4-5 years (2026 & 2027)	More than 5 years (2028 & beyond)
Fuel and purchased power	$23,255	$5,840	$7,277	$3,674	$6,464
Other Purchase Obligations
Other purchase obligations includes contracts for software, telephone, data and consulting or advisory services, contractual obligations for Engineering, Procurement, and Construction agreement costs for new generation plants, solar facilities, plant refurbishments, maintenance and day-to-day contract work and commitments to buy certain products. Amount excludes certain open purchase orders for services that are provided on demand for which the timing of the purchase cannot be determined. Total cash commitments for related other purchase obligation expenditures are $12,095 million, with $11,118 million expected to be paid in the next 12 months.
See Note 6 to the Consolidated Financial Statements, “Leases” for a schedule of both finance lease and operating lease payments over the next five years. See Note 10 to the Consolidated Financial Statements, “Asset Retirement Obligations” for information on nuclear decommissioning trust funding obligations and the closure of ash impoundments.
Duke Energy performs ongoing assessments of its respective guarantee obligations to determine whether any liabilities have been incurred as a result of potential increased nonperformance risk by third parties for which Duke Energy has issued guarantees. See Note 8 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements. Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position. Other than the guarantee arrangements discussed in Note 8 and off-balance sheet debt related to non-consolidated VIEs, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information, see Note 18 to the Consolidated Financial Statements, "Variable Interest Entities."
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
As of December 31, 2022, Duke Energy had approximately $409 million of cash on hand, $5.2 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Notes 7 and 20 to the Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders' Equity," respectively, for information regarding Duke Energy's debt and equity issuances, debt maturities and available credit facilities including the Master Credit Facility.
Credit Facilities and Registration Statements
See Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding credit facilities and shelf registration statements available to Duke Energy and the Duke Energy Registrants.
Dividend Payments
In 2022, Duke Energy paid quarterly cash dividends for the 96th consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
Duke Energy targets a dividend payout ratio of between 65% and 75%, based upon adjusted EPS. Duke Energy increased the dividend by approximately 2% annually in both 2022 and 2021, and the company remains committed to continued growth of the dividend.
Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” Duke Energy’s public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy through dividends, advances or loans as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2022, the amount of restricted net assets of subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend does not exceed a material amount of Duke Energy’s net assets. Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.
Cash Flows From Operating Activities
Cash flows from operations of EU&I and GU&I are primarily driven by sales of electricity and natural gas, respectively, and costs of operations. These cash flows from operations are relatively stable and comprise a substantial portion of Duke Energy’s operating cash flows. Weather conditions, working capital and commodity price fluctuations and unanticipated expenses including unplanned plant outages, storms, legal costs and related settlements can affect the timing and level of cash flows from operations.
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
In 2023, Duke Energy anticipates issuing additional securities of $6.7 billion through debt capital markets. In certain instances Duke Energy may utilize instruments other than senior notes, including equity-content securities such as subordinated debt or preferred stock. Proceeds will primarily be for the purpose of funding capital expenditures and debt maturities. See to Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2023	Actual 2022	Actual 2021
Equity	41%	41%	43%
Debt	59%	59%	57%
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. As of December 31, 2022, Duke Energy presented approximately $131 million of long-term debt as current on the Consolidated Balance Sheet as a result of a technical default due to the bankruptcy filing of a Duke Energy customer. The Duke Energy Registrants were in compliance with all other covenants related to their debt agreements as of December 31, 2022. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Credit Ratings
Moody’s Investors Service, Inc. and S&P provide credit ratings for various Duke Energy Registrants. The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2023.

	Moody's	S&P
Duke Energy Corporation	Stable	Stable
Issuer Credit Rating	Baa2	BBB+
Senior Unsecured Debt	Baa2	BBB
Junior Subordinated Debt/Preferred Stock	Baa3	BBB-
Commercial Paper	P-2	A-2
Duke Energy Carolinas	Stable	Stable
Senior Secured Debt	Aa3	A
Senior Unsecured Debt	A2	BBB+
Progress Energy	Stable	Stable
Senior Unsecured Debt	Baa1	BBB
Duke Energy Progress	Stable	Stable
Senior Secured Debt	Aa3	A
Duke Energy Florida	Stable	Stable
Senior Secured Debt	A1	A
Senior Unsecured Debt	A3	BBB+
Duke Energy Ohio	Stable	Stable
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	BBB+
Duke Energy Indiana	Stable	Stable
Senior Secured Debt	Aa3	A
Senior Unsecured Debt	A2	BBB+
Duke Energy Kentucky	Stable	Stable
Senior Unsecured Debt	Baa1	BBB+
Piedmont Natural Gas	Stable	Stable
Senior Unsecured	A3	BBB+
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

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2022	2021
Cash flows provided by (used in):
Operating activities	$5,927	$8,290
Investing activities	(11,973)	(10,935)
Financing activities	6,129	2,609
Net increase (decrease) in cash, cash equivalents and restricted cash	83	(36)
Cash, cash equivalents and restricted cash at beginning of period	520	556
Cash, cash equivalents and restricted cash at end of period	$603	$520
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2022	2021	Variance
Net income	$2,455	$3,579	$(1,124)
Non-cash adjustments to net income	7,385	5,941	1,444
Contributions to qualified pension plans	(58)	—	(58)
Payments for AROs	(584)	(540)	(44)
Working capital	(2,081)	(897)	(1,184)
Other assets and Other liabilities	(1,190)	207	(1,397)
Net cash provided by operating activities	$5,927	$8,290	$(2,363)
The variance was driven primarily by:
•a $1,184 million increase in cash outflows from working capital and a $1,397 million increase in cash outflows from Other assets and Other liabilities primarily due to an increase in under-collected fuel used in generation due to higher commodity costs.
Partially offset by:
•a $320 million increase in net income after adjustment for non-cash items primarily due to higher revenues from rate cases in various jurisdictions, favorable weather and volumes, partially offset by an estimated impairment on the Commercial Renewables Disposal Groups.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2022	2021	Variance
Capital, investment and acquisition expenditures, net of return of investment capital	$(11,419)	$(9,752)	$(1,667)
Debt and equity securities, net	90	5	85
Disbursements to canceled equity method investments	—	(855)	855
Other investing items	(644)	(333)	(311)
Net cash used in investing activities	$(11,973)	$(10,935)	$(1,038)
The variance relates primarily to an increase in capital expenditures due to higher investments in EU&I, partially offset by a payment made in 2021 to fund ACP's outstanding debt. The primary use of cash related to investing activities is typically capital, investment and acquisition expenditures, net of return of investment capital detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2022	2021	Variance
Electric Utilities and Infrastructure	$8,985	$7,653	$1,332
Gas Utilities and Infrastructure	1,295	1,271	24
Other	1,139	828	311
Total capital, investment and acquisition expenditures, net of return of investment capital	$11,419	$9,752	$1,667

MD&A	LIQUIDITY AND CAPITAL RESOURCES
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2022	2021	Variance
Issuances of long-term debt, net	$7,478	$3,758	$3,720
Notes payable and commercial paper	574	479	95
Dividends paid	(3,179)	(3,114)	(65)
Contributions from noncontrolling interests	1,377	1,575	(198)
Other financing items	(121)	(89)	(32)
Net cash provided by financing activities	$6,129	$2,609	$3,520
The variance was driven primarily by:
•a $3,720 million net increase in proceeds from issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt.
Partially offset by:
•a $198 million decrease in contributions from noncontrolling interests, primarily due to fewer project investments financed by tax equity being placed into service in the current year.
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
Generation Portfolio Risks
For the EU&I segment, the generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations. However, the impact on the Consolidated Statements of Operations is limited due to mechanisms in these regulated jurisdictions that result in the sharing of most of the net profits from these activities with retail customers.
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Duke Energy also manages its exposure to basis risk through the use of congestion hedge products in RTOs such as financial transmission rights (PJM and MISO), which result in payments based on differentials in locational marginal prices. The majority of instruments used to manage Duke Energy’s commodity price exposure are either not designated as hedges or do not qualify for hedge accounting. These instruments are referred to as undesignated contracts. Mark-to-market changes for undesignated contracts entered into by regulated businesses are reflected as regulatory assets or liabilities on the Consolidated Balance Sheets.
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
Duke Energy had $9.2 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2022. The impact of a 100-basis point change in interest rates on pretax income is approximately $92 million at December 31, 2022. This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2022.
Foreign Currency Exchange Risk
Duke Energy is exposed to risk resulting from changes in the foreign currency exchange rates as a result of its issuances of long-term debt denominated in a foreign currency. Duke Energy manages foreign currency exchange risk exposure by entering into cross-currency swaps, a type of financial derivative instrument, which mitigate foreign currency exchange exposure. See Notes 7, 15 and 17 to the Consolidated Financial Statements, “Debt and Credit Facilities,” “Derivatives and Hedging” and “Fair Value Measurements," respectively.
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In response to the COVID-19 pandemic that began in March 2020, the Duke Energy Registrants announced a suspension of disconnections for nonpayment to assist customers during the national emergency. While disconnections have resumed, the company continued to offer flexible options to customers struggling with the pandemic and the economic fallout, including extended payment arrangements to satisfy delinquent balances through June 2021. Since then, the company has resumed standard payment arrangement options. The Duke Energy Registrants are monitoring the effects of the resultant economic slowdown on counterparties’ abilities to perform under their contractual obligations. The Duke Energy Registrants experienced higher charge-offs during 2022, and higher utility account balances in arrears as of December 31, 2022. There is an expectation for the increase in charge-offs to continue in the near term. The Duke Energy Registrants have reserved for these estimated losses in the allowance for doubtful account balance. See Notes 4 and 19 to the Consolidated Financial Statements, "Regulatory Matters" and "Revenue," respectively, for more information. Duke Energy Ohio and Duke Energy Indiana sell certain of their accounts receivable and related collections through CRC, a Duke Energy consolidated VIE. Losses on collection are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 18 to the Consolidated Financial Statements, “Variable Interest Entities.”
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
Nuclear Decommissioning Trust Funds
As required by the NRC, NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2022, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes.
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

MD&A	OTHER MATTERS
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
Coal Ash Act
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets at December 31, 2022, and December 31, 2021, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions.
Consistent with the requirements of the Coal Ash Act, Duke Energy previously submitted comprehensive site assessments and groundwater corrective action plans to NCDEQ. On December 31, 2019, Duke Energy submitted updated groundwater corrective action plans for six sites in North Carolina and site-specific coal ash impoundment closure plans for all 14 North Carolina sites to NCDEQ. In addition, from 2020 through 2022, Duke Energy submitted updated comprehensive site assessments and groundwater corrective action plans for the remaining North Carolina sites, except for Buck Steam Station, which Duke Energy expects to submit in June 2023.
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
Following NCDEQ's April 1 Order, Duke Energy estimated the incremental undiscounted cost to close the nine remaining impoundments by excavation would be approximately $4 billion to $5 billion, potentially increasing the total estimated costs to permanently close all ash basins in North Carolina and South Carolina to $9.5 billion to $10.5 billion. The settlement lowered the estimated total undiscounted cost to close the nine remaining basins by excavation by approximately $1.5 billion as compared to Duke Energy’s original estimate that followed the order. As a result, the estimated total cost to permanently close all ash basins in North Carolina and South Carolina was estimated to be approximately $8 billion to $9 billion, of which approximately $3.5 billion has been spent through 2022. The majority of the remaining spend is expected to occur over the next 10 to 15 years.
Duke Energy has completed excavation of all coal ash at the Riverbend, Dan River, Asheville and Sutton plants.
For further information on ash basins and recovery, see Notes 4 and 10 to the Consolidated Financial Statements, "Regulatory Matters" and “Asset Retirement Obligations,” respectively.

MD&A	OTHER MATTERS
North Carolina House Bill 951
On October 13, 2021, North Carolina House Bill 951 (HB 951) was signed into law (the “Legislation”). This Legislation establishes a framework overseen by the NCUC to advance state CO2 emission reductions from electric generating facilities in the state through the use of least cost planning while providing for continued reliability and affordable rates for customers served by such generation. It also authorizes the use of performance-based regulation in North Carolina. Among other things, the Legislation requires the NCUC to:
•develop an initial carbon plan that would target a 70% reduction in CO2 emissions from public utilities' electric generation in the state by 2030 and carbon neutrality by 2050, considering all resource options and the latest technology;
•adopt rules to implement the requirements of the Legislation authorizing PBR that includes MYRP with a maximum three-year term, performance incentive mechanisms to track utility performance, and revenue decoupling for the residential customer class;
•establish rules to securitize costs associated with the early retirement of subcritical coal-fired electric generating facilities necessary to achieve the authorized carbon reduction goals at 50% of remaining net book value, with the remaining net book value recovered through normal cost-of-service basis; and
•initiate a process for updating rates and terms of certain existing solar power purchase agreements executed under PURPA.
In October 2022 and January 2023, Duke Energy Progress and Duke Energy Carolinas, respectively, filed applications with the NCUC, which proposed implementation of the Legislation’s provisions around PBR, including MYRP, residential decoupling and performance incentive mechanisms. Additionally, on December 30, 2022, the NCUC issued an order adopting the first Carbon Plan as directed by the Legislation.
See Note 4, "Regulatory Matters" to the Consolidated Financial Statements for more information.
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
Global Climate Change and Regulation of GHG Emissions
In 2021, President Biden recommitted the United States to the Paris Agreement and announced a new target for the United States of 50% to 52% reduction in economywide net GHG emissions from 2005 levels by 2030. The U.S. submittal to support this Paris target includes a goal for 100% carbon-free electricity by 2035. These actions have been supplemented by a number of executive orders by President Biden and an indication by a number of regulatory agencies, including the EPA, that they would impose additional regulations on CO2 and methane emissions to which Duke Energy will be subject. The Duke Energy Registrants are monitoring these matters and cannot predict the outcome, however, there could be a material impact on our clean energy transition.
CO2 Emissions Reductions
The Duke Energy Registrants’ direct GHG emissions consist primarily of CO2 that results primarily from operating a fleet of coal-fired and natural gas-fired power plants to serve its customers reliably and affordably. In 2019, Duke Energy announced an updated climate strategy with new goals of at least 50% reduction in carbon emissions from 2005 levels from electric generation by 2030 and net-zero carbon emissions from electric generation by 2050. In February 2022, we added Scope 2 and certain Scope 3 emissions, including emissions from upstream purchased power and fossil fuel purchases, as well as downstream customer use of natural gas, to our 2050 net-zero goal. In October 2022, we announced an additional interim target to reduce carbon emissions from electric generation by 80% from 2005 levels by 2040. Duke Energy also adopted an interim goal of reducing Scope 2 and Scope 3 emissions mentioned above by 50% below 2021 levels by 2035.
The Duke Energy Registrants have taken actions that have resulted in a reduction of CO2 emissions over time. Between 2005 and 2022, the Duke Energy Registrants have collectively lowered the CO2 emissions from their electricity generation by 44%. Timelines and initiatives, as well as implementation of new technologies, for future reductions of GHG emissions will vary in each state in which the company operates and will involve collaboration with regulators, customers and other stakeholders. The goals announced in 2019, and updated in 2022, as well as the actions taken to reduce CO2 emissions, potentially lower the exposure to any future mandatory CO2 emission reduction requirements, whether as a result of federal legislation, EPA regulation, state regulation or other as yet unknown emission reduction requirement.
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

MD&A	OTHER MATTERS
Currently, the Duke Energy Registrants do not purchase carbon credits or offsets for use in connection with the company's net-zero emissions goals. Though they may purchase carbon credits or offsets for such uses in the future, the amount or cost of which is not expected to be material at this time.
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
In September 2020, Duke Energy Carolinas and Duke Energy Progress filed their IRPs in North Carolina and South Carolina, and, in December 2021, Duke Energy Indiana filed its IRP, outlining an accelerated energy transition, which aligns with the company's 2030 CO2 emissions goal. In December 2021, the PSCSC rejected Duke Energy Carolinas and Duke Energy Progress’ preferred accelerated coal retirements IRP scenario and instead found that the base case without a price on CO2 emissions was the most reasonable IRP scenario.
In 2021, the state of North Carolina passed HB 951, which among other things, directs the NCUC to develop and approve a carbon reduction plan by the end of 2022 that would target a 70% reduction in CO2 emissions from Duke Energy Progress' and Duke Energy Carolinas' electric generation in the state by 2030 and carbon neutrality by 2050, considering all resource options and the latest technology. In light of this legislation, in November 2021, the NCUC declined to make a determination on the portfolios presented in the 2020 IRP noting that the legislation may impact the schedule for coal plant retirements and new resources and limited its order to short-term actions for use on an interim basis pending preparation of the carbon plan. The NCUC approved its initial carbon reduction plan in December 2022, which considered feedback from extensive stakeholder engagement and was informed by Duke Energy's initial proposed carbon plan, filed with the NCUC on May 16, 2022, and built on the IRPs that were filed in 2020 by Duke Energy Carolinas and Duke Energy Progress.
CO2 and Methane Emissions Reductions from the Natural Gas Distribution Business
In addition to CO2 emissions resulting primarily from our operations of coal-fired and natural gas-fired power plants, the Duke Energy Registrants are also responsible for certain methane emissions from the distribution of natural gas to customers. In October 2020, Duke Energy announced a new goal to achieve net-zero methane emissions from its natural gas distribution business by 2030. The Duke Energy Registrants have taken actions that have resulted in methane emission reductions, including the replacement of cast iron and bare steel pipelines and associated services with plastic or coated steel, advanced methane leak detection efforts, reducing time to repair nonhazardous leaks and operational releases of methane, and investment in renewable natural gas.
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
Physical Impacts of Climate Change
The Duke Energy Registrants recognize that scientists associate severe weather events with increasing levels of GHGs in the atmosphere. It is possible that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration and severity), the long period of time over which any potential changes might take place and the inability to predict potential changes with any degree of accuracy, make estimating with any certainty any potential future financial risk to the Duke Energy Registrants’ operations difficult. Additionally, the Duke Energy Registrants would plan to continue to seek recovery of storm costs through the appropriate regulatory mechanisms. For more information on storm securitization in North Carolina and storm cost recovery in Florida, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
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

MD&A	OTHER MATTERS
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

FINANCIAL STATEMENTS

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Dispositions – Assessment of Held for Sale and Discontinued Operations Classification and Impairment Charge – Refer to Note 2 to the financial statements.
Critical Audit Matter Description
In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay (“Commercial Renewables business segment”). As a result, the Commercial Renewables business segment was classified as held for sale and reported as discontinued operations and pretax impairment charges of approximately $1.7 billion were recorded to reduce the carrying amount of the assets to their estimated fair value, based on the expected selling price less cost to sell.
We identified the assessment of held for sale and discontinued operations classification and associated impairment charges as a critical audit matter because of the extensive effort required to audit the subjective and complex judgments associated with those matters, including:
•The assessment of whether the sale is probable and the transfer of assets will be completed within one year from period-end;
•The assessment of whether the sale of the segment represents a discontinued operation;
•The determination of the impairment charges; and
•The assessment of the fair value of the Commercial Renewables business segment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the classification of the Commercial Renewables business segment as held for sale and the associated impairment charges included the following, among others:
•We tested the effectiveness of management’s controls over (1) the evaluation and disclosure of the held for sale and discontinued operations classification and (2) the determination of the impairment charges, including controls over the reasonableness of the inputs and assumptions used in management’s estimates.
•We evaluated management’s assessment of held for sale and discontinued operations classification as follows:
–Inquired of executive officers, key members of management and members of the Board of Directors to obtain an understanding of plans to sell the Commercial Renewables business segment.

REPORTS
–Assessed management’s judgments in determining whether the Commercial Renewables business segment meets the held for sale and discontinued operations classification criteria through procedures performed, including, but not limited to, reviewing minutes from meetings of the Board of Directors, reviewing communications regarding the progression of the selling process, and assessing the Commercial Renewables business segment relative to the Company’s operations and financial results.
–Compared management’s conclusions against relevant guidance and tested the completeness and accuracy of information used in the Company’s evaluation.
•We evaluated the reasonableness of the determination of the fair value of the long-lived assets by using an internal fair value specialist to assess the reasonableness of the overall methodology and discount rates. Additionally, we evaluated the mathematical accuracy of the underlying calculations. Further, we tested forecasted information used to determine fair value.
•We evaluated the accuracy and completeness of the Company's reclassification of balances and activity and related disclosures.
•We obtained representation from management asserting to the appropriate presentation, measurement and timing of the Commercial Renewables business segment.
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to regulation by federal and state utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s electric and natural gas distribution companies. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm costs, fuel costs, and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires significant management judgment. As of December 31, 2022, the Company has approximately $18.1 billion of recorded regulatory assets.
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
How the Critical Audit Matters Were Addressed in the Audit
Our audit procedures related to the recovery of regulatory assets included the following, among others:
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

REPORTS
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
February 27, 2023
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Operating Revenues
Regulated electric	$25,759	$22,319	$21,461
Regulated natural gas	2,724	2,008	1,642
Nonregulated electric and other	285	294	263
Total operating revenues	28,768	24,621	23,366
Operating Expenses
Fuel used in electric generation and purchased power	8,782	6,255	6,051
Cost of natural gas	1,276	705	460
Operation, maintenance and other	5,734	5,703	5,502
Depreciation and amortization	5,086	4,762	4,504
Property and other taxes	1,466	1,355	1,311
Impairment of assets and other charges	434	353	978
Total operating expenses	22,778	19,133	18,806
Gains on Sales of Other Assets and Other, net	22	12	11
Operating Income	6,012	5,500	4,571
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	113	62	(2,005)
Other income and expenses, net	392	636	451
Total other income and expenses	505	698	(1,554)
Interest Expense	2,439	2,207	2,097
Income From Continuing Operations Before Income Taxes	4,078	3,991	920
Income Tax Expense (Benefit) From Continuing Operations	300	268	(169)
Income From Continuing Operations	3,778	3,723	1,089
Loss From Discontinued Operations, net of tax	(1,323)	(144)	(7)
Net Income	2,455	3,579	1,082
Add: Net Loss Attributable to Noncontrolling Interests	95	329	295
Net Income Attributable to Duke Energy Corporation	2,550	3,908	1,377
Less: Preferred Dividends	106	106	107
Net Income Available to Duke Energy Corporation Common Stockholders	$2,444	$3,802	$1,270

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$4.74	$4.68	$1.33
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$(1.57)	$0.26	$0.39
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$3.17	$4.94	$1.72
Weighted average shares outstanding
Basic	770	769	737
Diluted	770	769	738
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2022	2021	2020
Net Income	$2,455	$3,579	$1,082
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	(19)	7	6
Net unrealized gains (losses) on cash flow hedges	285	(68)	(138)
Reclassification into earnings from cash flow hedges	(38)	13	11
Net unrealized losses on fair value hedges	(33)	—	—
Unrealized (losses) gains on available-for-sale securities	(21)	(8)	3
Other Comprehensive Income (Loss), net of tax	174	(56)	(118)
Comprehensive Income	2,629	3,523	964
Add: Comprehensive Loss Attributable to Noncontrolling Interests	84	319	306
Comprehensive Income Attributable to Duke Energy Corporation	2,713	3,842	1,270
Less: Preferred Dividends	106	106	107
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$2,607	$3,736	$1,163
(a)     Net of income tax expense of approximately $52 million for the year ended December 31, 2022, and income tax benefit of approximately $17 million and $35 million for the years ended December 31, 2021, and 2020, respectively.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$409	$341
Receivables (net of allowance for doubtful accounts of $40 at 2022 and $45 at 2021)	1,309	1,085
Receivables of VIEs (net of allowance for doubtful accounts of $176 at 2022 and $76 at 2021)	3,106	2,437
Inventory	3,584	3,111
Regulatory assets (includes $106 at 2022 and $105 at 2021 related to VIEs)	3,485	2,150
Assets held for sale	262	232
Other (includes $116 at 2022 and $41 at 2021 related to VIEs)	1,067	584
Total current assets	13,222	9,940
Property, Plant and Equipment
Cost	163,839	154,496
Accumulated depreciation and amortization	(52,100)	(49,104)
Facilities to be retired, net	9	144
Net property, plant and equipment	111,748	105,536
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,715 at 2022 and $1,824 at 2021 related to VIEs)	14,645	12,487
Nuclear decommissioning trust funds	8,637	10,401
Operating lease right-of-use assets, net	1,042	1,136
Investments in equity method unconsolidated affiliates	455	457
Assets held for sale	5,634	6,695
Other (includes $52 at 2022 and $30 at 2021 related to VIEs)	3,400	3,632
Total other noncurrent assets	53,116	54,111
Total Assets	$178,086	$169,587
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,754	$3,531
Notes payable and commercial paper	3,952	3,304
Taxes accrued	722	731
Interest accrued	626	530
Current maturities of long-term debt (includes $350 at 2022 and $76 at 2021 related to VIEs)	4,154	3,387
Asset retirement obligations	773	647
Regulatory liabilities	1,466	1,211
Liabilities associated with assets held for sale	259	167
Other	2,167	2,423
Total current liabilities	18,873	15,931
Long-Term Debt (includes $3,108 at 2022 and $3,379 at 2021 related to VIEs)	67,061	60,448
Other Noncurrent Liabilities
Deferred income taxes	9,964	9,379
Asset retirement obligations	11,955	11,953
Regulatory liabilities	13,582	16,152
Operating lease liabilities	876	940
Accrued pension and other post-retirement benefit costs	832	855
Investment tax credits	849	833
Liabilities associated with assets held for sale	739	612
Other	1,502	1,348
Total other noncurrent liabilities	40,299	42,072
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2022 and 2021	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2022 and 2021	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 770 million and 769 million shares outstanding at 2022 and 2021	1	1
Additional paid-in capital	44,862	44,371
Retained earnings	2,637	3,265
Accumulated other comprehensive loss	(140)	(303)
Total Duke Energy Corporation stockholders' equity	49,322	49,296
Noncontrolling interests	2,531	1,840
Total equity	51,853	51,136
Total Liabilities and Equity	$178,086	$169,587
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,455	$3,579	$1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	5,843	5,663	5,486
Equity in (earnings) losses of unconsolidated affiliates	(114)	(28)	2,005
Equity component of AFUDC	(197)	(171)	(154)
Impairment of assets and other charges	2,183	356	984
Deferred income taxes	(200)	191	54
Contributions to qualified pension plans	(58)	—	—
Payments for asset retirement obligations	(584)	(540)	(610)
Provision for rate refunds	(130)	(70)	(22)
Refund of AMT credit carryforwards	—	—	572
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	19	50	63
Receivables	(788)	(297)	(56)
Inventory	(476)	(34)	66
Other current assets(a)	(1,498)	(1,136)	205
Increase (decrease) in
Accounts payable	805	249	(21)
Taxes accrued	10	284	117
Other current liabilities	(153)	(13)	(65)
Other assets(a)	(1,600)	112	(408)
Other liabilities	410	95	(442)
Net cash provided by operating activities	5,927	8,290	8,856
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,367)	(9,715)	(9,907)
Contributions to equity method investments	(58)	(81)	(370)
Return of investment capital	6	44	133
Purchases of debt and equity securities	(4,243)	(6,098)	(8,011)
Proceeds from sales and maturities of debt and equity securities	4,333	6,103	7,949
Disbursements to canceled equity method investments	—	(855)	—
Other	(644)	(333)	(398)
Net cash used in investing activities	(11,973)	(10,935)	(10,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	11,874	9,052	6,330
Issuance of common stock	9	5	2,745
Payments for the redemption of long-term debt	(4,396)	(5,294)	(4,506)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	80	332	3,009
Payments for the redemption of short-term debt with original maturities greater than 90 days	(287)	(997)	(2,147)
Notes payable and commercial paper	781	1,144	(1,181)
Contributions from noncontrolling interests	1,377	1,575	426
Dividends paid	(3,179)	(3,114)	(2,812)
Other	(130)	(94)	(133)
Net cash provided by financing activities	6,129	2,609	1,731
Net increase (decrease) in cash, cash equivalents and restricted cash	83	(36)	(17)
Cash, cash equivalents and restricted cash at beginning of period	520	556	573
Cash, cash equivalents and restricted cash at end of period	$603	$520	$556
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$2,361	$2,248	$2,186
Cash received from income taxes	(6)	(3)	(585)
Significant non-cash transactions:
Accrued capital expenditures	1,766	1,325	1,116
Non-cash dividends	—	—	110
(a)    Includes approximately $2.6 billion for impacts of under-collected deferred fuel regulatory assets for the year ended December 31, 2022.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Duke Energy Corporation Stockholders' Accumulated Other Comprehensive Income (Loss)
							Net Unrealized		Total
						Net Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(d)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2019	$1,962	733	$1	$40,881	$4,108	$(51)	$3	$(82)	$46,822	$1,129	$47,951
Net income (loss)	—	—	—	—	1,270	—	—	—	1,270	(295)	975
Other comprehensive (loss) income	—	—	—	—	—	(116)	3	6	(107)	(11)	(118)
Common stock issuances, including dividend reinvestment and employee benefits	—	36	—	2,902	—	—	—	—	2,902	—	2,902
Common stock dividends	—	—	—	—	(2,815)	—	—	—	(2,815)	—	(2,815)
Contribution from noncontrolling interest(a)	—	—	—	(17)	—	—	—	—	(17)	426	409
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(30)	(30)
Other(b)	—	—	—	1	(92)	—	—	—	(91)	1	(90)
Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
Net income (loss)	—	—	—	—	3,802	—	—	—	3,802	(329)	3,473
Other comprehensive (loss) income	—	—	—	—	—	(65)	(8)	7	(66)	10	(56)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	68	—	—	—	—	68	—	68
Common stock dividends	—	—	—	—	(3,008)	—	—	—	(3,008)	—	(3,008)
Sale of noncontrolling interest(c)	—	—	—	545	—	—	—	—	545	454	999
Contribution from noncontrolling interest, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	550	550
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(66)	(66)
Other	—	—	—	(9)	—	—	—	—	(9)	1	(8)
Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
Net income (loss)	—	—	—	—	2,444	—	—	—	2,444	(95)	2,349
Other comprehensive income (loss)	—	—	—	—	—	203	(21)	(19)	163	11	174
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	76	—	—	—	—	76	—	76
Common stock dividends	—	—	—	—	(3,073)	—	—	—	(3,073)	—	(3,073)
Sale of noncontrolling interest(c)	—	—	—	465	—	—	—	—	465	569	1,034
Purchase of noncontrolling interest	—	—	—	(51)	—	—	—	—	(51)	31	(20)
Contribution from noncontrolling interest, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	314	314
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	—	—	(140)	(140)
Other	—	—	—	1	1	—	—	—	2	1	3
Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
(a)     Relates to tax equity financing activity in the Commercial Renewables Disposal Groups.
(b)    Amounts in Retained earnings primarily represent impacts due to implementation of a new accounting standard related to Current Estimated Credit Losses. See Note 1 for additional discussion.
(c)     Relates primarily to the sale of a noncontrolling interest in Duke Energy Indiana. See Note 2 for additional discussion.
(d)    See Duke Energy Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value Hedges.

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Carolinas, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission and by the South Carolina Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm costs, fuel costs, and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires significant management judgment. As of December 31, 2022, the Company has approximately $5.4 billion recorded as regulatory assets.
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
February 27, 2023
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating Revenues	$7,857	$7,102	$7,015
Operating Expenses
Fuel used in electric generation and purchased power	2,015	1,601	1,682
Operation, maintenance and other	1,892	1,833	1,743
Depreciation and amortization	1,526	1,468	1,462
Property and other taxes	340	320	299
Impairment of assets and other charges	26	227	476
Total operating expenses	5,799	5,449	5,662
Gains on Sales of Other Assets and Other, net	4	2	1
Operating Income	2,062	1,655	1,354
Other Income and Expenses, net	221	270	177
Interest Expense	557	538	487
Income Before Income Taxes	1,726	1,387	1,044
Income Tax Expense	126	51	88
Net Income	$1,600	$1,336	$956
Other Comprehensive Income, net of tax
Net unrealized gain on cash flow hedges	—	1	—
Other Comprehensive Income, net of tax	—	1	—
Comprehensive Income	$1,600	$1,337	$956
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$44	$7
Receivables (net of allowance for doubtful accounts of $3 at 2022 and $1 at 2021)	338	300
Receivables of VIEs (net of allowance for doubtful accounts of $65 at 2022 and $41 at 2021)	928	844
Receivables from affiliated companies	390	190
Inventory	1,164	1,026
Regulatory assets (includes $12 at 2022 and 2021 related to VIEs)	1,095	544
Other (includes $8 at 2022 related to VIEs)	216	95
Total current assets	4,175	3,006
Property, Plant and Equipment
Cost	54,650	51,874
Accumulated depreciation and amortization	(18,669)	(17,854)
Facilities to be retired, net	—	102
Net property, plant and equipment	35,981	34,122
Other Noncurrent Assets
Regulatory assets (includes $208 at 2022 and $220 at 2021 related to VIEs)	4,293	2,935
Nuclear decommissioning trust funds	4,783	5,759
Operating lease right-of-use assets, net	78	92
Other	1,036	1,248
Total other noncurrent assets	10,190	10,034
Total Assets	$50,346	$47,162
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,472	$988
Accounts payable to affiliated companies	209	266
Notes payable to affiliated companies	1,233	226
Taxes accrued	228	274
Interest accrued	120	125
Current maturities of long-term debt (includes $10 at 2022 and $5 at 2021 related to VIEs)	1,018	362
Asset retirement obligations	261	249
Regulatory liabilities	530	487
Other	580	546
Total current liabilities	5,651	3,523
Long-Term Debt (includes $689 at 2022 and $703 at 2021 related to VIEs)	12,948	12,595
Long-Term Debt Payable to Affiliated Companies	300	318
Other Noncurrent Liabilities
Deferred income taxes	4,153	3,634
Asset retirement obligations	5,121	5,052
Regulatory liabilities	5,783	7,198
Operating lease liabilities	83	78
Accrued pension and other post-retirement benefit costs	38	50
Investment tax credits	300	287
Other	527	536
Total other noncurrent liabilities	16,005	16,835
Commitments and Contingencies
Equity
Member's equity	15,448	13,897
Accumulated other comprehensive loss	(6)	(6)
Total equity	15,442	13,891
Total Liabilities and Equity	$50,346	$47,162
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,600	$1,336	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,787	1,743	1,731
Equity component of AFUDC	(98)	(65)	(62)
Impairment of assets and other charges	26	227	476
Deferred income taxes	210	(213)	(260)
Contributions to qualified pension plans	(15)	—	—
Payments for asset retirement obligations	(200)	(182)	(162)
Provision for rate refunds	(74)	(46)	(5)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	—	(4)
Receivables	(102)	(99)	52
Receivables from affiliated companies	(200)	(66)	(10)
Inventory	(138)	(16)	(14)
Other current assets(a)	(592)	(309)	209
Increase (decrease) in
Accounts payable	377	5	55
Accounts payable to affiliated companies	(75)	85	(11)
Taxes accrued	(46)	206	30
Other current liabilities	(91)	(39)	(56)
Other assets(a)	(764)	21	(102)
Other liabilities	(36)	116	(47)
Net cash provided by operating activities	1,569	2,704	2,776
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,304)	(2,693)	(2,669)
Purchases of debt and equity securities	(2,633)	(3,425)	(1,602)
Proceeds from sales and maturities of debt and equity securities	2,633	3,425	1,602
Other	(181)	(177)	(164)
Net cash used in investing activities	(3,485)	(2,870)	(2,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,441	1,651	998
Payments for the redemption of long-term debt	(436)	(617)	(813)
Notes payable to affiliated companies	1,007	(280)	477
Distributions to parent	(50)	(600)	(600)
Other	(1)	(1)	(2)
Net cash provided by financing activities	1,961	153	60
Net increase (decrease) in cash, cash equivalents and restricted cash	45	(13)	3
Cash, cash equivalents and restricted cash at beginning of period	8	21	18
Cash, cash equivalents and restricted cash at end of period	$53	$8	$21
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$546	$508	$481
Cash (received from) paid for income taxes	(60)	233	321
Significant non-cash transactions:
Accrued capital expenditures	475	359	365
(a)    Includes approximately $1.3 billion for impacts of under-collected deferred fuel regulatory assets for the year ended December 31, 2022.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated Other
		Comprehensive
		Income (Loss)
		Net Gains
		(Losses) on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2019	$12,818	$(7)	$12,811
Net income	956	—	956
Distributions to parent	(600)	—	(600)
Other(a)	(13)	—	(13)
Balance at December 31, 2020	$13,161	$(7)	$13,154
Net income	1,336	—	1,336
Other comprehensive income	—	1	1
Distributions to parent	(600)	—	(600)
Balance at December 31, 2021	$13,897	$(6)	$13,891
Net income	1,600	—	1,600
Distributions to parent	(50)	—	(50)
Other	1	—	1
Balance at December 31, 2022	$15,448	$(6)	$15,442
(a)     Amounts primarily represent impacts due to implementation of a new accounting standard related to Credit Losses. See Note 1 for additional discussion.
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Progress Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission, South Carolina Public Service Commission and Florida Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm costs, fuel costs, and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires significant management judgment. As of December 31, 2022, the Company has approximately $9 billion recorded as regulatory assets.
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
February 27, 2023
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating Revenues	$13,125	$11,057	$10,627
Operating Expenses
Fuel used in electric generation and purchased power	5,078	3,584	3,479
Operation, maintenance and other	2,458	2,529	2,479
Depreciation and amortization	2,142	1,929	1,818
Property and other taxes	607	542	545
Impairment of assets and other charges	12	82	495
Total operating expenses	10,297	8,666	8,816
Gains on Sales of Other Assets and Other, net	11	14	9
Operating Income	2,839	2,405	1,820
Other Income and Expenses, net	181	215	129
Interest Expense	844	794	790
Income Before Income Taxes	2,176	1,826	1,159
Income Tax Expense	348	227	113
Net Income	1,828	1,599	1,046
Less: Net Income Attributable to Noncontrolling Interests	—	1	1
Net Income Attributable to Parent	$1,828	$1,598	$1,045

Net Income	$1,828	$1,599	$1,046
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	5	1	(1)
Net unrealized gain on cash flow hedges	1	3	5
Unrealized (losses) gains on available-for-sale securities	(6)	—	(1)
Other Comprehensive Income, net of tax	—	4	3
Comprehensive Income	1,828	1,603	1,049
Less: Comprehensive Income Attributable to Noncontrolling Interests	—	1	1
Comprehensive Income Attributable to Parent	$1,828	$1,602	$1,048
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$108	$70
Receivables (net of allowance for doubtful accounts of $13 at 2022 and $11 at 2021)	318	247
Receivables of VIEs (net of allowance for doubtful accounts of $68 at 2022 and $25 at 2021)	1,289	1,006
Receivables from affiliated companies	22	121
Inventory	1,579	1,398
Regulatory assets (includes $94 at 2022 and $93 at 2021 related to VIEs)	1,833	1,030
Other (includes $88 at 2022 and $39 at 2021 related to VIEs)	342	125
Total current assets	5,491	3,997
Property, Plant and Equipment
Cost	64,822	60,894
Accumulated depreciation and amortization	(20,584)	(19,214)
Facilities to be retired, net	—	26
Net property, plant and equipment	44,238	41,706
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,507 at 2022 and $1,603 at 2021 related to VIEs)	7,146	5,909
Nuclear decommissioning trust funds	3,855	4,642
Operating lease right-of-use assets, net	628	691
Other	1,066	1,242
Total other noncurrent assets	16,350	16,139
Total Assets	$66,079	$61,842
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,481	$1,099
Accounts payable to affiliated companies	712	506
Notes payable to affiliated companies	843	2,809
Taxes accrued	135	128
Interest accrued	206	192
Current maturities of long-term debt (includes $340 at 2022 and $71 at 2021 related to VIEs)	697	1,082
Asset retirement obligations	289	275
Regulatory liabilities	576	478
Other	782	868
Total current liabilities	5,721	7,437
Long-Term Debt (includes $2,003 at 2022 and $2,293 at 2021 related to VIEs)	21,592	19,591
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,147	4,564
Asset retirement obligations	5,892	5,837
Regulatory liabilities	4,753	5,566
Operating lease liabilities	546	606
Accrued pension and other post-retirement benefit costs	292	417
Investment tax credits	358	364
Other	222	162
Total other noncurrent liabilities	17,210	17,516
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2022 and 2021	—	—
Additional paid-in capital	11,832	9,149
Retained earnings	9,585	8,007
Accumulated other comprehensive loss	(11)	(11)
Total Progress Energy, Inc. stockholder's equity	21,406	17,145
Noncontrolling interests	—	3
Total equity	21,406	17,148
Total Liabilities and Equity	$66,079	$61,842
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,828	$1,599	$1,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,405	2,302	2,327
Equity component of AFUDC	(68)	(51)	(42)
Impairment of assets and other charges	12	82	495
Deferred income taxes	364	247	(197)
Contributions to qualified pension plans	(13)	—	—
Payments for asset retirement obligations	(291)	(288)	(384)
Provision for rate refunds	(58)	(36)	2
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	51	(9)
Receivables	(322)	(97)	(69)
Receivables from affiliated companies	117	18	(81)
Inventory	(183)	(26)	49
Other current assets(a)	(937)	(551)	223
Increase (decrease) in
Accounts payable	222	59	(62)
Accounts payable to affiliated companies	206	217	(21)
Taxes accrued	8	13	75
Other current liabilities	96	(32)	139
Other assets(a)	(1,116)	(110)	(137)
Other liabilities	573	(99)	(177)
Net cash provided by operating activities	2,843	3,298	3,177
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,317)	(3,668)	(3,488)
Purchases of debt and equity securities	(1,341)	(2,233)	(5,998)
Proceeds from sales and maturities of debt and equity securities	1,417	2,322	6,010
Notes receivable from affiliated companies	—	—	164
Other	(137)	(156)	(160)
Net cash used in investing activities	(4,378)	(3,735)	(3,472)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,775	3,095	1,791
Payments for the redemption of long-term debt	(1,173)	(1,883)	(2,157)
Notes payable to affiliated companies	465	(160)	1,148
Dividends to parent	(425)	(700)	(400)
Other	(36)	(2)	(13)
Net cash provided by financing activities	1,606	350	369
Net increase (decrease) in cash, cash equivalents and restricted cash	71	(87)	74
Cash, cash equivalents and restricted cash at beginning of period	113	200	126
Cash, cash equivalents and restricted cash at end of period	$184	$113	$200
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$854	$813	$819
Cash paid for income taxes	79	14	149
Significant non-cash transactions:
Accrued capital expenditures	663	501	363
(a)    Includes approximately $1.3 billion for impacts of under-collected deferred fuel regulatory assets for the year ended December 31, 2022.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses)	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	on Available-for-	OPEB	Stockholder's	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2019	$9,143	$6,465	$(10)	$(1)	$(7)	$15,590	$3	$15,593
Net income	—	1,045	—	—	—	1,045	1	1,046
Other comprehensive income (loss)	—	—	5	(1)	(1)	3	—	3
Dividends to parent	—	(400)	—	—	—	(400)	—	(400)
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
Net income	—	1,598	—	—	—	1,598	1	1,599
Other comprehensive income	—	—	3	—	1	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(700)	—	—	—	(700)	—	(700)
Other	6	—	—	—	—	6	(1)	5
Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
Net income	—	1,828	—	—	—	1,828	—	1,828
Other comprehensive income (loss)	—	—	1	(6)	5	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Dividends to parent	(175)	(250)	—	—	—	(425)	—	(425)
Equitization of certain notes payable to affiliates	2,907	—	—	—	—	2,907	—	2,907
Purchase of a noncontrolling interest	(51)	—	—	—	—	(51)	31	(20)
Other	2	—	—	—	—	2	—	2
Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406	$—	$21,406

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Progress, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Progress, LLC and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission and by the South Carolina Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm costs, fuel costs, and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires significant management judgment. As of December 31, 2022, the Company has approximately $5.4 billion recorded as regulatory assets.
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
February 27, 2023
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating Revenues	$6,753	$5,780	$5,422
Operating Expenses
Fuel used in electric generation and purchased power	2,492	1,778	1,743
Operation, maintenance and other	1,475	1,467	1,332
Depreciation and amortization	1,187	1,097	1,116
Property and other taxes	190	159	167
Impairment of assets and other charges	7	63	499
Total operating expenses	5,351	4,564	4,857
Gains on Sales of Other Assets and Other, net	4	13	8
Operating Income	1,406	1,229	573
Other Income and Expenses, net	114	143	75
Interest Expense	354	306	269
Income Before Income Taxes	1,166	1,066	379
Income Tax Expense (Benefit)	158	75	(36)
Net Income and Comprehensive Income	$1,008	$991	$415
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$49	$35
Receivables (net of allowance for doubtful accounts of $4 at 2022 and 2021)	167	127
Receivables of VIEs (net of allowance for doubtful accounts of $40 at 2022 and $17 at 2021)	793	574
Receivables from affiliated companies	25	65
Inventory	1,006	921
Regulatory assets (includes $39 at 2022 and 2021 related to VIEs)	690	533
Other (includes $42 at 2022 related to VIEs)	174	83
Total current assets	2,904	2,338
Property, Plant and Equipment
Cost	38,875	37,018
Accumulated depreciation and amortization	(14,201)	(13,387)
Facilities to be retired, net	—	26
Net property, plant and equipment	24,674	23,657
Other Noncurrent Assets
Regulatory assets (includes $681 at 2022 and $720 at 2021 related to VIEs)	4,724	4,118
Nuclear decommissioning trust funds	3,430	4,089
Operating lease right-of-use assets, net	370	389
Other	650	792
Total other noncurrent assets	9,174	9,388
Total Assets	$36,752	$35,383
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$601	$476
Accounts payable to affiliated companies	508	310
Notes payable to affiliated companies	238	172
Taxes accrued	77	163
Interest accrued	101	96
Current maturities of long-term debt (includes $34 at 2022 and $15 at 2021 related to VIEs)	369	556
Asset retirement obligations	288	274
Regulatory liabilities	332	381
Other	384	448
Total current liabilities	2,898	2,876
Long-Term Debt (includes $1,114 at 2022 and $1,097 at 2021 related to VIEs)	10,568	9,543
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,477	2,208
Asset retirement obligations	5,535	5,401
Regulatory liabilities	4,120	4,868
Operating lease liabilities	335	350
Accrued pension and other post-retirement benefit costs	160	221
Investment tax credits	124	128
Other	76	87
Total other noncurrent liabilities	12,827	13,263
Commitments and Contingencies
Equity
Member's Equity	10,309	9,551
Total Liabilities and Equity	$36,752	$35,383
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,008	$991	$415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,371	1,286	1,299
Equity component of AFUDC	(52)	(34)	(29)
Impairment of assets and other charges	7	63	499
Deferred income taxes	121	(46)	(234)
Contributions to qualified pension plans	(8)	—	—
Payments for asset retirement obligations	(193)	(187)	(304)
Provisions for rate refunds	(58)	(36)	2
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	48	1
Receivables	(228)	(52)	(4)
Receivables from affiliated companies	58	(33)	2
Inventory	(85)	(11)	23
Other current assets(a)	(207)	(147)	98
Increase (decrease) in
Accounts payable	20	12	(127)
Accounts payable to affiliated companies	198	95	12
Taxes accrued	(86)	83	68
Other current liabilities	13	(23)	157
Other assets(a)	(416)	(37)	(215)
Other liabilities	38	(16)	3
Net cash provided by operating activities	1,501	1,956	1,666
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,070)	(1,746)	(1,581)
Purchases of debt and equity securities	(1,148)	(1,931)	(1,555)
Proceeds from sales and maturities of debt and equity securities	1,138	1,914	1,516
Other	(29)	(20)	(57)
Net cash used in investing activities	(2,109)	(1,783)	(1,677)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,477	1,959	1,296
Payments for the redemption of long-term debt	(645)	(1,308)	(1,085)
Notes payable to affiliated companies	67	(123)	229
Distributions to parent	(250)	(700)	(400)
Other	(1)	(1)	(12)
Net cash provided by (used in) financing activities	648	(173)	28
Net increase in cash, cash equivalents and restricted cash	40	—	17
Cash, cash equivalents and restricted cash at beginning of period	39	39	22
Cash, cash equivalents and restricted cash at end of period	$79	$39	$39
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$386	$335	$301
Cash paid for income taxes	157	83	123
Significant non-cash transactions:
Accrued capital expenditures	269	163	149
(a)    Includes approximately $402 million for impacts of under-collected deferred fuel regulatory assets for the year ended December 31, 2022.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Member's
(in millions)	Equity
Balance at December 31, 2019	$9,246
Net income	415
Distribution to parent	(400)
Other	(1)
Balance at December 31, 2020	$9,260
Net income	991
Distribution to parent	(700)
Balance at December 31, 2021	$9,551
Net income	1,008
Distribution to parent	(250)
Balance at December 31, 2022	$10,309
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Florida, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Florida, LLC and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1 and 4 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the Florida Public Service Commission (the “Commission”), which has jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm and fuel costs. As a result, assessing the potential outcomes of future regulatory orders in Florida requires significant management judgment. As of December 31, 2022, the Company has approximately $3.6 billion recorded as regulatory assets.
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
February 27, 2023
We have served as the Company's auditor since 2001.

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating Revenues	$6,353	$5,259	$5,188
Operating Expenses
Fuel used in electric generation and purchased power	2,586	1,806	1,737
Operation, maintenance and other	967	1,048	1,131
Depreciation and amortization	955	831	702
Property and other taxes	421	383	381
Impairment of assets and other charges	4	19	(4)
Total operating expenses	4,933	4,087	3,947
Gains on Sales of Other Assets and Other, net	2	1	1
Operating Income	1,422	1,173	1,242
Other Income and Expenses, net	74	71	53
Interest Expense	362	319	326
Income Before Income Taxes	1,134	925	969
Income Tax Expense	225	187	198
Net Income	$909	$738	$771
Other Comprehensive Loss, net of tax
Unrealized losses on available-for-sale securities	(5)	(1)	(1)
Other Comprehensive Loss, net of tax	(5)	(1)	(1)
Comprehensive Income	$904	$737	$770
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$45	$23
Receivables (net of allowance for doubtful accounts of $8 at 2022 and 2021)	148	117
Receivables of VIEs (net of allowance for doubtful accounts of $28 at 2022 and $8 at 2021)	496	432
Receivables from affiliated companies	2	16
Inventory	573	477
Regulatory assets (includes $55 at 2022 and $54 at 2021 related to VIEs)	1,143	497
Other (includes $46 at 2022 and $39 at 2021 related to VIEs)	108	80
Total current assets	2,515	1,642
Property, Plant and Equipment
Cost	25,940	23,865
Accumulated depreciation and amortization	(6,377)	(5,819)
Net property, plant and equipment	19,563	18,046
Other Noncurrent Assets
Regulatory assets (includes $826 at 2022 and $883 at 2021 related to VIEs)	2,422	1,791
Nuclear decommissioning trust funds	424	553
Operating lease right-of-use assets, net	258	302
Other	372	399
Total other noncurrent assets	3,476	3,045
Total Assets	$25,554	$22,733
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$880	$623
Accounts payable to affiliated companies	177	209
Notes payable to affiliated companies	605	199
Taxes accrued	53	51
Interest accrued	80	68
Current maturities of long-term debt (includes $306 at 2022 and $56 at 2021 related to VIEs)	328	76
Asset retirement obligations	1	1
Regulatory liabilities	244	98
Other	363	408
Total current liabilities	2,731	1,733
Long-Term Debt (includes $890 at 2022 and $1,196 at 2021 related to VIEs)	9,381	8,406
Other Noncurrent Liabilities
Deferred income taxes	2,789	2,434
Asset retirement obligations	357	436
Regulatory liabilities	633	698
Operating lease liabilities	211	256
Accrued pension and other post-retirement benefit costs	111	166
Investment tax credits	234	236
Other	84	73
Total other noncurrent liabilities	4,419	4,299
Commitments and Contingencies
Equity
Member's equity	9,031	8,298
Accumulated other comprehensive loss	(8)	(3)
Total equity	9,023	8,295
Total Liabilities and Equity	$25,554	$22,733
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$909	$738	$771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,032	1,011	1,019
Equity component of AFUDC	(16)	(16)	(12)
Impairment of assets and other charges	4	19	(4)
Deferred income taxes	285	279	27
Contributions to qualified pension plans	(5)	—	—
Payments for asset retirement obligations	(98)	(101)	(80)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	—	(14)
Receivables	(93)	(45)	(64)
Receivables from affiliated companies	14	(13)	(3)
Inventory	(98)	(15)	26
Other current assets(a)	(640)	(451)	40
Increase (decrease) in
Accounts payable	202	47	66
Accounts payable to affiliated companies	(32)	124	(46)
Taxes accrued	2	(30)	39
Other current liabilities	62	(7)	(7)
Other assets(a)	(704)	(69)	84
Other liabilities	18	(69)	(181)
Net cash provided by operating activities	842	1,402	1,661
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,247)	(1,923)	(1,907)
Purchases of debt and equity securities	(193)	(302)	(4,443)
Proceeds from sales and maturities of debt and equity securities	279	408	4,495
Notes receivable from affiliated companies	—	—	173
Other	(108)	(136)	(103)
Net cash used in investing activities	(2,269)	(1,953)	(1,785)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,298	1,135	495
Payments for the redemption of long-term debt	(77)	(575)	(572)
Notes payable to affiliated companies	406	3	196
Distributions to parent	(175)	—	—
Other	(1)	—	(1)
Net cash provided by financing activities	1,451	563	118
Net increase (decrease) in cash, cash equivalents and restricted cash	24	12	(6)
Cash, cash equivalents and restricted cash at beginning of period	62	50	56
Cash, cash equivalents and restricted cash at end of period	$86	$62	$50
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$339	$308	$321
Cash (received from) paid for income taxes	(83)	(15)	138
Significant non-cash transactions:
Accrued capital expenditures	394	337	214
(a)    Includes approximately $942 million for impacts of under-collected deferred fuel regulatory assets for the year ended December 31, 2022.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-	Total
(in millions)	Equity	Sale Securities	Equity
Balance at December 31, 2019	$6,789	$(1)	$6,788
Net income	771	—	771
Other comprehensive loss	—	(1)	(1)
Balance at December 31, 2020	$7,560	$(2)	$7,558
Net income	738	—	738
Other comprehensive loss	—	(1)	(1)
Balance at December 31, 2021	$8,298	$(3)	$8,295
Net income	909	—	909
Other comprehensive loss	—	(5)	(5)
Distribution to parent	(175)	—	(175)
Other	(1)	—	(1)
Balance at December 31, 2022	$9,031	$(8)	$9,023

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Ohio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1 and 4 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the Public Utilities Commission of Ohio and by the Kentucky Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric and natural gas rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2022, the Company has approximately $684 million recorded as regulatory assets.
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
February 27, 2023
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating Revenues
Regulated electric	$1,798	$1,493	$1,405
Regulated natural gas	716	544	453
Total operating revenues	2,514	2,037	1,858
Operating Expenses
Fuel used in electric generation and purchased power	657	409	339
Cost of natural gas	261	136	73
Operation, maintenance and other	523	479	463
Depreciation and amortization	324	307	278
Property and other taxes	369	355	324
Impairment of assets and other charges	(10)	25	—
Total operating expenses	2,124	1,711	1,477
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	391	327	381
Other Income and Expenses, net	19	18	16
Interest Expense	129	111	102
Income Before Income Taxes	281	234	295
Income Tax (Benefit) Expense	(21)	30	43
Net Income and Comprehensive Income	$302	$204	$252
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$16	$13
Receivables (net of allowance for doubtful accounts of $6 at 2022 and $4 at 2021)	73	96
Receivables from affiliated companies	247	122
Notes receivable from affiliated companies	—	15
Inventory	144	116
Regulatory assets	103	72
Other	86	57
Total current assets	669	491
Property, Plant and Equipment
Cost	12,497	11,725
Accumulated depreciation and amortization	(3,250)	(3,106)
Facilities to be retired, net	—	6
Net property, plant and equipment	9,247	8,625
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	581	635
Operating lease right-of-use assets, net	18	19
Other	71	84
Total other noncurrent assets	1,590	1,658
Total Assets	$11,506	$10,774
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$380	$348
Accounts payable to affiliated companies	72	64
Notes payable to affiliated companies	497	103
Taxes accrued	317	275
Interest accrued	29	30
Current maturities of long-term debt	475	—
Asset retirement obligations	17	13
Regulatory liabilities	99	62
Other	74	82
Total current liabilities	1,960	977
Long-Term Debt	2,745	3,168
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,136	1,050
Asset retirement obligations	137	123
Regulatory liabilities	534	739
Operating lease liabilities	17	18
Accrued pension and other post-retirement benefit costs	90	109
Other	96	101
Total other noncurrent liabilities	2,010	2,140
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2022 and 2021	762	762
Additional paid-in capital	3,100	3,100
Retained earnings	904	602
Total equity	4,766	4,464
Total Liabilities and Equity	$11,506	$10,774
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$302	$204	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	328	311	283
Equity component of AFUDC	(7)	(7)	(7)
Impairment of assets and other charges	(10)	25	—
Deferred income taxes	(22)	42	31
Contributions to qualified pension plans	(3)	—	—
Payments for asset retirement obligations	(12)	(2)	(2)
Provision for rate refunds	5	16	14
(Increase) decrease in
Receivables	23	6	(13)
Receivables from affiliated companies	(5)	(25)	9
Inventory	(28)	(6)	25
Other current assets	(55)	(60)	(18)
Increase (decrease) in
Accounts payable	44	38	2
Accounts payable to affiliated companies	8	(4)	—
Taxes accrued	42	26	30
Other current liabilities	(63)	11	3
Other assets	(29)	(43)	(32)
Other liabilities	64	27	(2)
Net cash provided by operating activities	582	559	575
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(850)	(848)	(834)
Notes receivable from affiliated companies	(105)	(10)	(19)
Other	(67)	(60)	(48)
Net cash used in investing activities	(1,022)	(918)	(901)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	50	150	467
Payments for the redemption of long-term debt	—	(50)	—
Notes payable to affiliated companies	395	(67)	(144)
Capital contribution from parent	—	325	—
Other	(2)	—	—
Net cash provided by financing activities	443	358	323
Net increase (decrease) in cash and cash equivalents	3	(1)	(3)
Cash and cash equivalents at beginning of period	13	14	17
Cash and cash equivalents at end of period	$16	$13	$14
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$126	$107	$97
Cash (received from) paid for income taxes	(35)	9	—
Significant non-cash transactions:
Accrued capital expenditures	123	135	104
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2019	$762	$2,776	$145	$3,683
Net income	—	—	252	252
Balance at December 31, 2020	$762	$2,776	$397	$3,935
Net income	—	—	204	204
Contribution from parent	—	325	—	325
Other	—	(1)	1	—
Balance at December 31, 2021	$762	$3,100	$602	$4,464
Net income	—	—	302	302
Balance at December 31, 2022	$762	$3,100	$904	$4,766
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Indiana, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, LLC and subsidiary (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the Indiana Utility Regulatory Commission (the “Commission”), which has jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years in Indiana have focused on the recoverability of fuel costs and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires significant management judgment. As of December 31, 2022, the Company has approximately $1.1 billion recorded as regulatory assets.
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
February 27, 2023
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating Revenues	$3,922	$3,174	$2,795
Operating Expenses
Fuel used in electric generation and purchased power	1,819	985	767
Operation, maintenance and other	729	750	762
Depreciation and amortization	645	615	569
Property and other taxes	75	73	81
Impairment of assets and other charges	388	9	—
Total operating expenses	3,656	2,432	2,179
Operating Income	266	742	616
Other Income and Expenses, net	36	42	37
Interest Expense	189	196	161
Income Before Income Taxes	113	588	492
Income Tax (Benefit) Expense	(24)	107	84
Net Income and Comprehensive Income	$137	$481	$408
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$31	$6
Receivables (net of allowance for doubtful accounts of $4 at 2022 and $3 at 2021)	112	100
Receivables from affiliated companies	298	98
Notes receivable from affiliated companies	—	134
Inventory	489	418
Regulatory assets	249	277
Other	197	68
Total current assets	1,376	1,101
Property, Plant and Equipment
Cost	18,121	17,343
Accumulated depreciation and amortization	(6,021)	(5,583)
Net property, plant and equipment	12,100	11,760
Other Noncurrent Assets
Regulatory assets	875	1,278
Operating lease right-of-use assets, net	49	53
Other	254	296
Total other noncurrent assets	1,178	1,627
Total Assets	$14,654	$14,488
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$391	$282
Accounts payable to affiliated companies	206	221
Notes payable to affiliated companies	435	—
Taxes accrued	92	73
Interest accrued	48	49
Current maturities of long-term debt	303	84
Asset retirement obligations	207	110
Regulatory liabilities	187	127
Other	161	105
Total current liabilities	2,030	1,051
Long-Term Debt	3,854	4,089
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,299	1,303
Asset retirement obligations	744	877
Regulatory liabilities	1,454	1,565
Operating lease liabilities	47	50
Accrued pension and other post-retirement benefit costs	122	167
Investment tax credits	186	177
Other	65	44
Total other noncurrent liabilities	3,917	4,183
Commitments and Contingencies
Equity
Member's equity	4,702	5,015
Accumulated other comprehensive income	1	—
Total equity	4,703	5,015
Total Liabilities and Equity	$14,654	$14,488
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137	$481	$408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	648	619	572
Equity component of AFUDC	(13)	(27)	(23)
Impairment of assets and other charges	388	9	—
Deferred income taxes	(64)	34	29
Contributions to qualified pension plans	(5)	—	—
Payments for asset retirement obligations	(82)	(67)	(63)
(Increase) decrease in
Receivables	(3)	(33)	8
Receivables from affiliated companies	20	—	—
Inventory	(70)	55	44
Other current assets	(3)	(181)	(3)
Increase (decrease) in
Accounts payable	105	76	(12)
Accounts payable to affiliated companies	(3)	8	1
Taxes accrued	34	12	13
Other current liabilities	9	13	6
Other assets	(10)	20	(68)
Other liabilities	13	(15)	26
Net cash provided by operating activities	1,101	1,004	938
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(877)	(818)	(888)
Purchases of debt and equity securities	(61)	(142)	(37)
Proceeds from sales and maturities of debt and equity securities	48	65	22
Notes receivable from affiliated companies	(86)	(120)	(33)
Other	(55)	36	48
Net cash used in investing activities	(1,031)	(979)	(888)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	67	300	544
Payments for the redemption of long-term debt	(84)	(70)	(513)
Notes payable to affiliated companies	435	(131)	101
Distributions to parent	(462)	(125)	(200)
Other	(1)	—	—
Net cash used in financing activities	(45)	(26)	(68)
Net increase (decrease) in cash and cash equivalents	25	(1)	(18)
Cash and cash equivalents at beginning of period	6	7	25
Cash and cash equivalents at end of period	$31	$6	$7
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$186	$194	$164
Cash paid for income taxes	35	56	36
Significant non-cash transactions:
Accrued capital expenditures	122	118	101
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income
		Pension
	Member's	and OPEB	Total
(in millions)	Equity	Adjustments	Equity
Balance at December 31, 2019	$4,575	$—	$4,575
Net income	408	—	408
Distributions to parent	(200)	—	(200)
Balance at December 31, 2020	$4,783	$—	$4,783
Net income	481	—	481
Distributions to parent	(250)	—	(250)
Other	1	—	1
Balance at December 31, 2021	$5,015	$—	$5,015
Net income	137	—	137
Distributions to parent	(450)	—	(450)
Other	—	1	1
Balance at December 31, 2022	$4,702	$1	$4,703
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Piedmont Natural Gas Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1 and 4 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission, the Public Service Commission of South Carolina, and the Tennessee Public Utility Commission (collectively the “Commissions”), which have jurisdiction with respect to the gas rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Significant judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As of December 31, 2022, the Company has approximately $511 million recorded as regulatory assets.
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
February 27, 2023
We have served as the Company's auditor since 1951.

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating Revenues
Regulated natural gas	$2,100	$1,555	$1,286
Nonregulated natural gas and other	24	14	11
Total operating revenues	2,124	1,569	1,297
Operating Expenses
Cost of natural gas	1,015	569	386
Operation, maintenance and other	368	327	322
Depreciation and amortization	222	213	180
Property and other taxes	57	55	53
Impairment of assets and other charges	18	10	7
Total operating expenses	1,680	1,174	948
Gains on Sales of Other Assets and Other, net	4	—	—
Operating Income	448	395	349
Equity in earnings of unconsolidated affiliates	8	9	9
Other income and expense, net	46	55	51
Total other income and expenses	54	64	60
Interest Expense	140	119	118
Income Before Income Taxes	362	340	291
Income Tax Expense	39	30	18
Net Income and Comprehensive Income	$323	$310	$273
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2022	2021
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $14 at 2022 and $15 at 2021)	$436	$318
Receivables from affiliated companies	11	11
Inventory	172	109
Regulatory assets	119	141
Other	4	9
Total current assets	742	588
Property, Plant and Equipment
Cost	10,869	9,918
Accumulated depreciation and amortization	(2,081)	(1,899)
Facilities to be retired, net	9	11
Net property, plant and equipment	8,797	8,030
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	392	316
Operating lease right-of-use assets, net	4	16
Investments in equity method unconsolidated affiliates	79	95
Other	272	288
Total other noncurrent assets	796	764
Total Assets	$10,335	$9,382
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$345	$196
Accounts payable to affiliated companies	51	40
Notes payable to affiliated companies	514	518
Taxes accrued	74	63
Interest accrued	40	37
Current maturities of long-term debt	45	—
Regulatory liabilities	74	56
Other	81	81
Total current liabilities	1,224	991
Long-Term Debt	3,318	2,968
Other Noncurrent Liabilities
Deferred income taxes	870	815
Asset retirement obligations	26	22
Regulatory liabilities	1,024	1,058
Operating lease liabilities	13	14
Accrued pension and other post-retirement benefit costs	7	7
Other	180	158
Total other noncurrent liabilities	2,120	2,074
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2022 and 2021	1,635	1,635
Retained earnings	2,037	1,714
Total Piedmont Natural Gas Company, Inc. stockholder's equity	3,672	3,349
Noncontrolling interests	1	—
Total equity	3,673	3,349
Total Liabilities and Equity	$10,335	$9,382
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$323	$310	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225	216	182
Equity component of AFUDC	(11)	(20)	(19)
Gains on sales of other assets	(4)	—	—
Impairment of assets and other charges	18	10	7
Deferred income taxes	5	4	53
Contributions to qualified pension plans	(2)	—	—
Equity in earnings from unconsolidated affiliates	(8)	(9)	(9)
Provision for rate refunds	(3)	(4)	(33)
(Increase) decrease in
Receivables	(111)	(77)	10
Receivables from affiliated companies	—	(1)	—
Inventory	(63)	(40)	3
Other current assets	32	33	(66)
Increase (decrease) in
Accounts payable	40	(25)	16
Accounts payable to affiliated companies	11	(39)	76
Taxes accrued	11	37	3
Other current liabilities	36	(26)	(11)
Other assets	9	26	(11)
Other liabilities	(1)	(4)	7
Net cash provided by operating activities	507	391	481
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(862)	(850)	(901)
Contributions to equity method investments	(8)	(9)	—
Other	(26)	(31)	(28)
Net cash used in investing activities	(896)	(890)	(929)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	394	347	394
Payments for the redemption of long-term debt	—	(160)	—
Notes payable to affiliated companies	(4)	(13)	54
Capital contribution from parent	—	325	—
Other	(1)	—	—
Net cash provided by financing activities	389	499	448
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$135	$114	$115
Cash paid for (received from) income taxes	23	(13)	(36)
Significant non-cash transactions:
Accrued capital expenditures	207	97	106
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2019	$1,310	$1,133	$2,443	$—	$2,443
Net income	—	273	273	—	273
Other	—	(1)	(1)	—	(1)
Balance at December 31, 2020	$1,310	$1,405	$2,715	$—	$2,715
Net income	—	310	310	—	310
Contribution from parent	325	—	325	—	325
Other	—	(1)	(1)	—	(1)
Balance at December 31, 2021	$1,635	$1,714	$3,349	$—	$3,349
Net income	—	323	323	—	323
Other	—	—	—	1	1
Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Other Current Assets and Liabilities
The following table provides a description of amounts included in Other within Current Assets or Current Liabilities that exceed 5% of total Current Assets or Current Liabilities on the Duke Energy Registrants' Consolidated Balance Sheets at either December 31, 2022, or 2021.

		December 31,
(in millions)	Location	2022	2021
Duke Energy
Accrued compensation	Current Liabilities	$778	$915
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$247	$277
Duke Energy Progress
Customer deposits	Current Liabilities	$106	$144
Other accrued liabilities	Current Liabilities	124	163
Duke Energy Florida
Customer deposits	Current Liabilities	$200	$200
Other accrued liabilities	Current Liabilities	61	89
Duke Energy Ohio
Gas Storage	Current Assets	$57	$25
Collateral liabilities	Current Liabilities	53	57
Duke Energy Indiana
Mark-to-market transactions	Current Assets	$110	$23
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the years ended December 31, 2022, 2021 and 2020, the Loss From Discontinued Operations, net of tax on Duke Energy's Consolidated Statements of Operations includes amounts related to noncontrolling interests. A portion of Noncontrolling interests on Duke Energy's Consolidated Balance Sheets relates to discontinued operations for the periods presented. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
Noncontrolling Interest
Duke Energy maintains a controlling financial interest in certain less than wholly owned regulated and nonregulated subsidiaries. As a result, Duke Energy consolidates these subsidiaries and presents the third-party investors' portion of Duke Energy's net income (loss), net assets and comprehensive income (loss) as noncontrolling interest. Noncontrolling interest is included as a component of equity on the Consolidated Balance Sheet. Operating agreements of Duke Energy's subsidiaries with noncontrolling interest allocate profit and loss based on their pro rata shares of the ownership interest in the respective subsidiary. Therefore, Duke Energy allocates net income or loss and other comprehensive income or loss of these subsidiaries to the owners based on their pro rata shares.
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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents. Duke Energy, Progress Energy and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. Duke Energy Carolinas and Duke Energy Progress have restricted cash balances related to VIEs from storm recovery bonds issued. See Note 18 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets on the Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included in the Consolidated Balance Sheets.

	December 31, 2022
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$409	$44	$108	$49	$45
Other	173	8	74	28	41
Other Noncurrent Assets
Other	11	1	2	2	—
Total cash, cash equivalents and restricted cash	$593	$53	$184	$79	$86

	December 31, 2021
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$341	$7	$70	$35	$23
Other	170	—	39	—	39
Other Noncurrent Assets
Other	6	1	4	4	—
Total cash, cash equivalents and restricted cash	$517	$8	$113	$39	$62
Inventory
Inventory related to regulated operations is valued at historical cost. Inventory related to nonregulated operations is valued at the lower of cost or market. Inventory is charged to expense or capitalized to property, plant and equipment when issued, primarily using the average cost method. Excess or obsolete inventory is written down to the lower of cost or net realizable value. Once inventory has been written down, it creates a new cost basis for the inventory that is not subsequently written up. Provisions for inventory write-offs were not material at December 31, 2022, and 2021, respectively. The components of inventory are presented in the tables below.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,604	$876	$1,232	$819	$413	$105	$342	$12
Coal	620	253	190	99	91	34	144	—
Natural gas, oil and other	360	35	157	88	69	5	3	160
Total inventory	$3,584	$1,164	$1,579	$1,006	$573	$144	$489	$172

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,309	$793	$1,067	$729	$338	$80	$311	$14
Coal	486	195	167	94	73	19	105	—
Natural gas, oil and other	316	38	164	98	66	17	2	95
Total inventory	$3,111	$1,026	$1,398	$921	$477	$116	$418	$109
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
Long-Lived Asset Impairments
The Duke Energy Registrants evaluate long-lived assets that are held and used, excluding goodwill, for impairment when circumstances indicate the carrying value of those assets may not be recoverable. An impairment exists when a long-lived asset’s carrying value exceeds the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. The estimated cash flows may be based on alternative expected outcomes that are probability weighted. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the carrying value of the asset is written down to its then current estimated fair value and an impairment charge is recognized.
The Duke Energy Registrants assess fair value of long-lived assets that are held and used using various methods, including recent comparable third-party sales, internally developed discounted cash flow analysis and analysis from outside advisors. Triggering events to reassess cash flows may include, but are not limited to, significant changes in commodity prices, the condition of an asset or management’s interest in selling the asset.

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

	Years Ended December 31,
	2022	2021	2020
Duke Energy	3.0%	2.9%	3.0%
Duke Energy Carolinas	2.7%	2.7%	2.8%
Progress Energy	3.2%	3.1%	3.2%
Duke Energy Progress	3.0%	3.0%	3.1%
Duke Energy Florida	3.5%	3.3%	3.3%
Duke Energy Ohio	2.9%	2.9%	2.9%
Duke Energy Indiana	3.6%	3.6%	3.5%
Piedmont	2.1%	2.1%	2.3%
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
Other Noncurrent Assets
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022 and recorded an asset of $150 million related to the contract in Other within Other noncurrent assets. In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to the Electric Utilities and Infrastructure (EU&I) segment. See Notes 2 and 3 for further information.
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
The following table presents the outstanding accounts payable balance sold to the financial institution by our suppliers and the supplier invoices sold to the financial institution under the program included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows as of December 31, 2022, and December 31, 2021.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Outstanding Accounts Payable Balance Sold	$87	$6	$19	$8	$11	$5	$—	$57
Suppliers Invoices Settled Through The Program	301	29	85	26	59	38	2	147

	December 30, 2021
			Duke	Duke
	Duke	Progress	Energy	Energy
(in millions)	Energy	Energy	Florida	Ohio	Piedmont
Outstanding Accounts Payable Balance Sold	$19	$9	$9	$6	$4
Suppliers Invoices Settled Through The Program	122	10	10	12	100
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Severance and Special Termination Benefits
Duke Energy maintains severance plans for the general employee population under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits provided. A liability for involuntary severance is recorded once an involuntary severance plan is committed to by management if involuntary severances are probable and can be reasonably estimated. For involuntary severance benefits incremental to its ongoing severance plan benefits, the fair value of the obligation is expensed at the communication date if there are no future service requirements or over the required future service period. Duke Energy also offers special termination benefits under voluntary severance programs. Special termination benefits are recorded immediately upon employee acceptance absent a significant retention period. Otherwise, the cost is recorded over the remaining service period. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the benefits being offered. See Note 21 for further information.
Guarantees
If necessary, liabilities are recognized at the time of issuance or material modification of a guarantee for the estimated fair value of the obligation it assumes. Fair value is estimated using a probability weighted approach. The obligation is reduced over the term of the guarantee or related contract in a systematic and rational method as risk is reduced. Duke Energy recognizes a liability for the best estimate of its loss due to the nonperformance of the guaranteed party. This liability is recognized at the inception of a guarantee and is updated periodically. See Note 8 for further information.
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

	Years Ended December 31,
(in millions)	2022	2021	2020
Duke Energy	$449	$420	$415
Duke Energy Carolinas	47	44	43
Progress Energy	290	250	249
Duke Energy Progress	25	22	26
Duke Energy Florida	265	228	223
Duke Energy Ohio	104	102	96
Duke Energy Indiana	7	23	25
Piedmont	1	1	2
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any current legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, if Duke Energy were to defer dividend payments on the preferred stock, the declaration of common stock dividends would be prohibited. See Note 20 for more information. Additionally, as further described in Note 4, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Indiana and Piedmont have restrictions on paying dividends or otherwise advancing funds to Duke Energy due to conditions established by regulators in conjunction with merger transaction approvals. At December 31, 2022, and 2021, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.
New Accounting Standards
The following accounting standard was adopted by the Duke Energy Registrants in 2021.
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
Duke Energy recorded cumulative effects of changes in accounting principles related to the adoption of the new credit loss standard for allowances and credit losses of trade and other receivables, insurance receivables and financial guarantees. These amounts are included in the Consolidated Balance Sheets in Receivables, Receivables of VIEs, Other Noncurrent Assets and Other Noncurrent Liabilities. See Notes 8 and 19 for more information.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Duke Energy recorded an adjustment for the cumulative effect of a change in accounting principle due to the adoption of this standard on January 1, 2020, as shown in the table below:

January 1, 2020
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Piedmont
Total pretax impact to Retained Earnings	$120	$16	$2	$1	$1	$1
2. DISPOSITIONS
The following table summarizes the Loss from Discontinued Operations, net of tax recorded on Duke Energy's Consolidated Statements of Operations:

	Years Ended December 31,
(in millions)	2022	2021	2020
Commercial Renewables Disposal Groups	$(1,349)	$(151)	$(14)
Other(a)	26	7	7
Loss from Discontinued Operations, net of tax	$(1,323)	$(144)	$(7)
(a)     Amount represents an income tax benefit resulting from tax adjustments for previously sold businesses not related to the Commercial Renewables Disposal Groups.
Sale of Commercial Renewables Segment
In August 2022, Duke Energy announced a strategic review of its commercial renewables business. Since 2007, Duke Energy has built a portfolio of commercial wind, solar and battery projects across the U.S., and established a development pipeline. Duke Energy has developed a strategy to focus on renewables, grid and other investment opportunities within its regulated operations. In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to the Electric Utilities and Infrastructure (EU&I) segment. Duke Energy is actively marketing the business as two separate disposal groups, the utility-scale solar and wind group and the distributed generation group (collectively, Commercial Renewables Disposal Groups). The sales processes for both Disposal Groups are ongoing and Duke Energy expects to dispose of these groups in the second half of 2023.
Assets Held For Sale and Discontinued Operations
The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022. No adjustments were made to the historical activity within the Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Changes in Equity. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented.

FINANCIAL STATEMENTS	DISPOSITIONS

The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in Duke Energy's Consolidated Balance Sheets.

	December 31,
(in millions)	2022	2021
Current Assets Held for Sale
Cash and cash equivalents	$10	$3
Receivables, net	107	87
Inventory	88	86
Other	57	56
Total current assets held for sale	262	232
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	6,444	7,323
Accumulated depreciation and amortization	(1,651)	(1,452)
Net property, plant and equipment	4,793	5,871
Operating lease right-of-use assets, net	140	130
Investments in equity method unconsolidated affiliates	522	513
Other	179	181
Total other noncurrent assets held for sale	841	824
Total Assets Held for Sale	$5,896	$6,927
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$122	$98
Taxes accrued	17	18
Other	120	51
Total current liabilities associated with assets held for sale	259	167
Noncurrent Liabilities Associated with Assets Held for Sale
Operating lease liabilities	150	134
Asset retirement obligations	190	175
Other	399	303
Total other noncurrent liabilities associated with assets held for sale	739	612
Total Liabilities Associated with Assets Held for Sale	$998	$779
As of December 31, 2022, the noncontrolling interest balance is $1.6 billion.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating revenues	$465	$476	$502
Operation, maintenance and other	337	343	292
Depreciation and amortization(a)	201	227	200
Property and other taxes	36	34	26
Other income and expenses, net	2	(27)	1
Interest expense	10	72	66
Loss on disposal	1,748	—	—
Loss before income taxes	(1,865)	(227)	(81)
Income tax benefit	(516)	(76)	(67)
Loss from discontinued operations	$(1,349)	$(151)	$(14)
Add: Net loss attributable to noncontrolling interest included in discontinued operations	108	344	296
Net income from discontinued operations attributable to Duke Energy Corporation	$(1,241)	$193	$282
(a)    Upon meeting the criteria for assets held for sale, beginning in November 2022 depreciation and amortization expense were ceased.

FINANCIAL STATEMENTS	DISPOSITIONS

The Commercial Renewables Disposal Groups' held for sale assets included pretax impairments of approximately $1.7 billion for the year ended December 31, 2022. The impairment was recorded to write-down the carrying amount of the property, plant and equipment assets to the estimated fair value of the business, based on the expected selling price less estimated cost to sell. These losses were included in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations and Comprehensive Income. The fair value was primarily determined from the income approach using discounted cash flows but also considered market information obtained through the bidding process. The discounted cash flow model utilized Level 2 and Level 3 inputs. The fair value hierarchy levels are further discussed in Note 17. The impairment will be updated, if necessary, based on the final sales price, after any adjustments at closing for working capital and capital expenditures.
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash flows provided by (used in):
Operating activities	$213	$62	$466
Investing activities	(802)	(542)	(1,102)
Other Sale Related Matters
Several Duke Energy renewables project companies, located in the Electric Reliability Council of Texas (ERCOT) market, were named in several lawsuits arising out of Texas Storm Uri, which occurred in February 2021. The legal actions related to these lawsuits will remain with Duke Energy and any future activity related to the matters will be presented in discontinued operations. See Note 5 for more information.
The Commercial Renewables Disposal Groups' debt and related interest rate swaps have not been classified as held for sale as they are not currently expected transfer to the buyer, but would be required to be extinguished as a result of the disposition. As of December 31, 2022, the balance of long-term debt including current maturities is $1.5 billion. If the debt and related interest rate swaps do not transfer to the buyer and are terminated early, the expected total loss on extinguishment is approximately $100 million, of which approximately $55 million is expected to be attributable to Duke Energy. The loss would be recorded in discontinued operations when the debt and swaps are terminated. Hedge accounting was discontinued on the related interest rate swaps when the Commercial Renewables Disposal Groups were classified as held for sale as the forecasted transactions being hedged are no longer probable. As a result, a gain of $72 million was recorded in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations as of December 31, 2022, of which $54 million is attributable to Duke Energy.
Interest expense and debt issuance costs directly associated with the Commercial Renewables Disposal Groups was allocated to discontinued operations. No interest from corporate level debt was allocated to discontinued operations.
The Commercial Renewables Disposal Groups have entered into negotiations to modify or terminate certain PPAs under which the Commercial Renewables Disposal Groups sell power and RECs from renewable projects to offtakers. Duke Energy expects to pay offtakers approximately $95 million to modify the agreements. Charges related to the modifications will be reflected within Loss From Discontinued Operations in Duke Energy's Consolidated Statements of Operations.
Sale of Minority Interest in Duke Energy Indiana Holdco, LLC
On January 28, 2021, Duke Energy executed an agreement providing for an investment by an affiliate of GIC in Duke Energy Indiana in exchange for a 19.9% minority interest issued by Duke Energy Indiana Holdco, LLC, the holding company for Duke Energy Indiana. The transaction was completed following two closings for an aggregate purchase price of approximately $2.05 billion. The first closing, which occurred on September 8, 2021, resulted in Duke Energy Indiana Holdco, LLC issuing 11.05% of its membership interests in exchange for approximately $1.03 billion or 50% of the purchase price. The difference between the cash consideration received, net of transaction costs of approximately $27 million, and the carrying value of the noncontrolling interest is $545 million and was recorded as an increase to equity. The second closing was completed in December 2022 and resulted in Duke Energy Indiana Holdco, LLC issuing an additional 8.85% of its membership interests in exchange for approximately $1.03 billion. The difference between the cash consideration received, net of transaction costs of approximately $6 million, and the carrying value of the noncontrolling interest is $492 million and was recorded as an increase to equity. Duke Energy retained indirect control of these assets, and, therefore, no gain or loss was recognized on the Consolidated Statements of Operations for either transaction.
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
Duke Energy
Due to Duke Energy's commitment in the fourth quarter of 2022 to sell the Commercial Renewables business segment, Duke Energy's segment structure now includes the following two segments: EU&I and GU&I. Prior period information has been recast to conform to the current segment structure. See Note 2 for further information on the Commercial Renewables Disposal Groups.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
The EU&I segment includes Duke Energy's regulated electric utilities in the Carolinas, Florida and the Midwest. The regulated electric utilities conduct operations through the Subsidiary Registrants that are substantially all regulated and, accordingly, qualify for regulatory accounting treatment. EU&I also includes Duke Energy's electric transmission infrastructure investments and the offshore wind contract for Carolina Long Bay. Refer to Note 2 for further information.
The GU&I segment includes Piedmont, Duke Energy's natural gas local distribution companies in Ohio and Kentucky, and Duke Energy's natural gas storage, midstream pipeline, and renewable natural gas investments. GU&I's operations are substantially all regulated and, accordingly, qualify for regulatory accounting treatment.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs and Duke Energy’s wholly owned captive insurance company, Bison. Other also includes Duke Energy's interest in NMC. See Note 13 for additional information on the investment in NMC.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Year Ended December 31, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$25,990	$2,748	$28,738	$30	$—	$28,768
Intersegment Revenues	34	92	126	92	(218)	—
Total Revenues	$26,024	$2,840	$28,864	$122	$(218)	$28,768
Interest Expense	$1,565	$182	$1,747	$778	$(86)	$2,439
Depreciation and amortization	4,550	327	4,877	236	(27)	5,086
Equity in earnings of unconsolidated affiliates	7	20	27	86	—	113
Income tax expense (benefit)	536	8	544	(244)	—	300
Segment income (loss)(a)(b)	3,929	468	4,397	(737)	(1)	3,659
Less noncontrolling interest						95
Add back preferred stock dividend						106
Discontinued operations						(1,215)
Net income						$2,455
Capital investments expenditures and acquisitions(c)	$8,985	$1,295	$10,280	$1,139	$—	$11,419
Segment assets(d)	152,104	16,411	168,515	9,571	—	178,086
(a)    EU&I includes $386 million recorded within Impairment of assets and other charges, $46 million within Regulated electric revenues and $34 million within Noncontrolling Interests related to the Duke Energy Indiana court rulings on coal ash on the Consolidated Statements of Operations. See Note 4 for additional information.
(b)    Other includes $72 million recorded within Impairment of assets and other charges, $71 million within Operations, maintenance and other and a $7 million gain within Gains on sales of other assets related to costs attributable to business transformation, including long-term real estate strategy changes and workforce realignment on the Consolidated Statements of Operations; it also includes $25 million recorded within Operations, maintenance and other related to litigation on the Consolidated Statements of Operations.
(c)    Other includes capital investments expenditures and acquisitions related to the Commercial Renewables Disposal Groups.
(d)    Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. Refer to Note 2 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$22,570	$2,022	$24,592	$29	$—	$24,621
Intersegment Revenues	33	90	123	84	(207)	—
Total Revenues	$22,603	$2,112	$24,715	$113	$(207)	$24,621
Interest Expense	$1,432	$142	$1,574	$643	$(10)	$2,207
Depreciation and amortization	4,251	303	4,554	236	(28)	4,762
Equity in earnings of unconsolidated affiliates	7	8	15	47	—	62
Income tax expense (benefit)	494	55	549	(281)	—	268
Segment income (loss)(a)(b)(c)	3,850	396	4,246	(641)	(3)	3,602
Less noncontrolling interest						329
Add back preferred stock dividend						106
Discontinued operations						200
Net income						$3,579
Capital investments expenditures and acquisitions(d)	$7,653	$1,271	$8,924	$828	$—	$9,752
Segment assets(e)	143,841	15,179	159,020	10,567	—	169,587
(a)    EU&I includes $160 million of expense recorded within Impairment of assets and other charges, $77 million of income within Other Income and expenses, $5 million of expense within Operations, maintenance and other, $13 million of income within regulated operating revenues, $3 million of expense within interest expense and $6 million of expense within Depreciation and amortization on the Duke Energy Carolinas' Consolidated Statement of Operations related to the South Carolina Supreme Court decision on coal ash and insurance proceeds; it also includes $42 million of expense recorded within Impairment of assets and other charges, $34 million of income within Other Income and expenses, $7 million of expense within Operations, maintenance, and other, $15 million of income within Regulated electric operating revenues, $5 million of expense within interest expense and $1 million of expense within Depreciation and amortization on the Duke Energy Progress' Consolidated Statement of Operations. See Notes 4 and 5 for more information.
(b)    GU&I includes $20 million, recorded within Equity in earnings (losses) of unconsolidated affiliates on the Consolidated Statements of Operations, related to natural gas pipeline investments. See Note 4 for additional information.
(c)    Other includes $133 million recorded within Impairment of assets and other charges, $42 million within Operations, maintenance and other, and $17 million within Depreciation and amortization on the Consolidated Statements of Operations, related to the workplace and workforce realignment. See Note 11 for additional information.
(d)    Other includes capital investments expenditures and acquisitions related to the Commercial Renewables Disposal Groups.
(e)    Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. Refer to Note 2 for further information.

	Year Ended December 31, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$21,687	$1,653	$23,340	$26	$—	$23,366
Intersegment Revenues	33	95	128	73	(201)	—
Total Revenues	$21,720	$1,748	$23,468	$99	$(201)	$23,366
Interest Expense	$1,320	$135	$1,455	$657	$(15)	$2,097
Depreciation and amortization	4,068	258	4,326	207	(29)	4,504
Equity in (losses) earnings of unconsolidated affiliates	(1)	(2,017)	(2,018)	13	—	(2,005)
Income tax expense (benefit)	340	(349)	(9)	(160)	—	(169)
Segment income (loss)(a)(b)(c)	2,669	(1,266)	1,403	(418)	(4)	981
Less noncontrolling interest						295
Add back preferred stock dividend						107
Discontinued operations						289
Net income						$1,082
Capital investments expenditures and acquisitions(d)	$7,629	$1,309	$8,938	$1,483	$—	$10,421
Segment assets(e)	138,225	13,849	152,074	10,314	—	162,388

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
(a)    EU&I includes $948 million of Impairment of assets and other charges and a reversal of $152 million included in Regulated electric operating revenue related to the CCR Settlement Agreement filed with the NCUC. Additionally, EU&I includes $19 million of Impairment of assets and other charges related to the Clemson University Combined Heat and Power Plant, $5 million of Impairment charges related to the natural gas pipeline assets and $16 million of shareholder contributions within Operations, maintenance and other related to Duke Energy Carolinas' and Duke Energy Progress' 2019 North Carolina rate cases. See Note 4 for additional information.
(b)    GU&I includes $2.1 billion recorded within Equity in (losses) earnings of unconsolidated affiliates and $7 million of Impairment of assets and other charges related to natural gas pipeline investments. See Notes 4 and 13 for additional information.
(c)    Other includes a $98 million reversal of 2018 severance costs due to a partial settlement in the Duke Energy Carolinas' 2019 North Carolina rate case. See Note 21 for additional information.
(d)    Other includes capital investments expenditures and acquisitions related to the Commercial Renewables Disposal Groups.
(e)    Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. Refer to Note 2 for further information.
Geographical Information
Substantially all assets and revenues from continuing operations are within the U.S.
Major Customers
For the year ended December 31, 2022, revenues from one customer of Duke Energy Progress are $684 million. Duke Energy Progress has one reportable segment, Electric Utilities and Infrastructure. No other Subsidiary Registrant has an individual customer representing more than 10% of its revenues for the year ended December 31, 2022.
Products and Services
The following table summarizes revenues of the reportable segments by type.

	Retail	Wholesale	Retail		Total
(in millions)	Electric	Electric	Natural Gas	Other	Revenues
2022
Electric Utilities and Infrastructure	$22,036	$2,882	$—	$1,106	$26,024
Gas Utilities and Infrastructure	—	—	2,535	305	2,840
Total Reportable Segments	$22,036	$2,882	$2,535	$1,411	$28,864
2021
Electric Utilities and Infrastructure	$19,410	$2,216	$—	$977	$22,603
Gas Utilities and Infrastructure	—	—	2,025	87	2,112
Total Reportable Segments	$19,410	$2,216	$2,025	$1,064	$24,715
2020
Electric Utilities and Infrastructure	$18,898	$1,878	$—	$944	$21,720
Gas Utilities and Infrastructure	—	—	1,691	57	1,748
Total Reportable Segments	$18,898	$1,878	$1,691	$1,001	$23,468
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I.
EU&I transmits and distributes electricity in portions of Ohio and generates, distributes and sells electricity in portions of Northern Kentucky. GU&I transports and sells natural gas in portions of Ohio and Northern Kentucky. Both reportable segments conduct operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky. The remainder of Duke Energy Ohio's operations is presented as Other.
All Duke Energy Ohio assets and revenues from continuing operations are within the U.S.

	Year Ended December 31, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,798	$716	$2,514	$—	$—	$2,514
Interest expense	$86	$43	$129	$—	$—	$129
Depreciation and amortization	221	103	324	—	—	324
Income tax expense (benefit)	24	(43)	(19)	(2)	—	(21)
Segment income (loss)/Net income	189	121	310	(8)	—	302
Capital expenditures	$488	$362	$850	$—	$—	$850
Segment assets	7,504	4,164	11,668	14	(176)	11,506

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,493	$544	$2,037	$—	$—	$2,037
Interest expense	$87	$24	$111	$—	$—	$111
Depreciation and amortization	217	90	307	—	—	307
Income tax expense (benefit)	15	19	34	(4)	—	30
Segment income (loss)/Net Income	141	78	219	(15)	—	204
Capital expenditures	$486	$362	$848	$—	$—	$848
Segment assets	6,882	3,892	10,774	29	(29)	10,774

	Year Ended December 31, 2020
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,405	$453	$1,858	$—	$—	$1,858
Interest expense	$85	$17	$102	$—	$—	$102
Depreciation and amortization	200	78	278	—	—	278
Income tax expense (benefit)	19	26	45	(2)	—	43
Segment income (loss)	162	96	258	(6)	—	252
Capital expenditures	$548	$286	$834	$—	$—	$834
Segment assets	6,615	3,380	9,995	32	(2)	10,025
4. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
The Duke Energy Registrants record regulatory assets and liabilities that result from the ratemaking process. See Note 1 for further information.

FINANCIAL STATEMENTS	REGULATORY MATTERS
The following tables present the regulatory assets and liabilities recorded on the Consolidated Balance Sheets of Duke Energy and Progress Energy. See separate tables below for balances by individual registrant.

	Duke Energy		Progress Energy
	December 31,		December 31,
(in millions)	2022	2021	2022	2021
Regulatory Assets
AROs – coal ash	$3,205	$3,408	$1,429	$1,399
AROs – nuclear and other	945	684	884	620
Deferred fuel and purchased power	3,866	1,253	2,060	718
Accrued pension and OPEB	2,336	2,017	759	725
Storm cost securitized balance, net	940	991	720	759
Nuclear asset securitized balance, net	881	937	881	937
Debt fair value adjustment	829	884	—	—
Storm cost deferrals	666	213	559	189
Hedge costs deferrals	378	348	128	137
Post-in-service carrying costs (PISCC) and deferred operating expenses	342	356	42	47
Retired generation facilities	316	357	243	265
Deferred asset – Lee and Harris COLA	288	317	21	21
Advanced metering infrastructure (AMI)	283	311	111	130
Customer connect project	271	242	136	124
Costs of removal regulatory asset	221	107	221	107
Vacation accrual	222	221	43	42
Incremental COVID-19 expenses	210	87	78	28
CEP deferral	190	161	—	—
Demand side management (DSM)/Energy efficiency (EE)	189	235	188	230
Derivatives – natural gas supply contracts	168	139	—	—
NCEMPA deferrals	157	165	157	165
Nuclear deferral	154	120	64	42
Deferred pipeline integrity costs	121	108	—	—
COR settlement	120	123	32	32
Deferred coal ash handling system costs	92	90	25	23
Qualifying facility contract buyouts	81	94	81	94
Amounts due from customers	57	85	—	—
Propane caverns	26	—	—	—
Deferred severance charges	21	54	7	18
Manufactured gas plant (MGP)	—	104	—	—
Other	555	426	110	87
Total regulatory assets	18,130	14,637	8,979	6,939
Less: current portion	3,485	2,150	1,833	1,030
Total noncurrent regulatory assets	$14,645	$12,487	$7,146	$5,909
Regulatory Liabilities
Net regulatory liability related to income taxes	$6,462	$7,199	$2,192	$2,394
Costs of removal	5,151	6,150	2,269	2,955
AROs – nuclear and other	1,038	2,053	—	—
Hedge cost deferrals	683	364	252	155
Accrued pension and OPEB	211	213	—	—
DOE Settlement	154	—	154	—
Provision for rate refunds	78	274	28	87
Amounts to be refunded to customers	45	—	—	—
Other	1,226	1,110	434	453
Total regulatory liabilities	15,048	17,363	5,329	6,044
Less: current portion	1,466	1,211	576	478
Total noncurrent regulatory liabilities	$13,582	$16,152	$4,753	$5,566
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
Deferred coal ash handling system costs. Represents deferred depreciation and returns associated with capital assets related to converting the ash handling system from wet to dry.
Qualifying facility contract buyouts. Represents termination payments for regulatory recovery through the capacity clause.
Amounts due from customers. Relates primarily to margin decoupling and IMR recovery mechanisms.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Costs of removal regulatory asset. Represents the excess of spend over funds received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites as property is retired, net of certain deferred gains on NDTF investments.
Propane Caverns. Represents amounts for costs related to propane inventory, the net book value of remaining assets and decommissioning costs at Duke Energy Ohio.
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
DOE Settlement. Represents litigation settlement funds received resulting from the DOE’s failure to accept spent nuclear fuel and other radioactive waste from the Crystal River Unit 3 during 2014-2018 as required under the Nuclear Waste Policy Act.
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
Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2022.
Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.
The restrictions discussed below were not a material amount of Duke Energy's and Progress Energy's net assets at December 31, 2022.
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
Duke Energy Carolinas and Duke Energy Progress
Hurricane Ian
In late September and early October 2022, Hurricane Ian inflicted severe damage to the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 950,000 customers were impacted. Total estimated operation and maintenance expenses incurred for restoration efforts for the year ended December 31, 2022, were approximately $100 million, with an additional $9 million in capital investments. Approximately $83 million of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2022 ($40 million and $43 million for Duke Energy Carolinas and Duke Energy Progress, respectively). Duke Energy Carolinas and Duke Energy Progress have regulatory tools to recover storm costs including deferral and securitization. These estimates could change as Duke Energy Carolinas and Duke Energy Progress receive additional information on actual costs.
Carbon Plan Proceeding
On October 13, 2021, North Carolina enacted legislation (Energy Solutions for North Carolina or HB 951) that established a framework overseen by the NCUC to advance North Carolina CO2 emission reductions from electric generating facilities in the state through the use of least cost planning while providing for continued reliability and affordable rates for customers. Among other things, HB 951 directed that the NCUC approve an initial carbon plan (Carbon Plan) by December 31, 2022, taking all reasonable steps to achieve a 70% reduction in CO2 emissions from public utilities’ electric generating facilities in the state by 2030 (from 2005 levels) and achieve carbon neutrality from electric generating facilities by 2050 while maintaining affordability and reliability for customers. On May 16, 2022, Duke Energy Carolinas and Duke Energy Progress filed their proposed Carolinas Carbon Plan (Proposed Plan) with the NCUC.
The NCUC issued an order on December 30, 2022, adopting the first Carbon Plan. The order recognizes the value of an “all-of-the-above” approach to achieving CO2 emission reductions and established a set of near-term procurement and development activities needed to continue progress towards the targeted CO2 reductions, along with the schedule for the future biennial updates to the Carbon Plan. The approved near-term action plan includes procurement and development of solar, storage and hydrogen-capable natural gas generation at levels consistent with the Proposed Plan, along with upgrading key transmission facilities to strengthen the grid, improve resilience for customers and interconnect new solar generation and stakeholder engagement activities for onshore wind generation (in all cases, subject to any further applicable regulatory processes). The order also approved early development activities for long lead-time resources, including new nuclear, pumped-hydro storage and offshore wind transmission development. The NCUC affirmed the utility ownership structure required in HB 951; all new generation facilities or other resources selected by the NCUC to achieve the CO2 emission reductions shall be owned and recovered on a cost-of-service basis by the utilities, with a carveout for 45% of solar and solar plus storage generation to be procured through long-term purchase power agreements with third parties. The order approves continued utilization of the remaining coal-fired generation assets, ensuring that appropriate replacement generating units and associated transmission infrastructure are in service before existing generating units are retired and providing an orderly transition out of coal generation by 2035.
Storm Cost Securitization Legislation
On June 15, 2022, the South Carolina General Assembly unanimously adopted S. 1077 (Act 227) in both the House and Senate and the bill was signed into law on June 17, 2022. The legislation enables the PSCSC to permit the issuance of bonds for the payment of storm costs and the creation of a storm charge for repayment.
On August 5, 2022, Duke Energy Progress filed a petition with the PSCSC for review and approval of deferred storm costs to be securitized of approximately $223 million. The evidentiary hearing is scheduled to begin on or after March 1, 2023. On February 7, 2023, a stipulation was reached with all parties in the proceeding regarding certain items identified through the Office of Regulatory Staff (ORS) audit of storm costs. The final amount for securitization will depend on the outcome of the hearing. Duke Energy Progress cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Carolinas
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Carolinas' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2022	2021	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,391	$1,227	(g)	(b)
Deferred fuel and purchased power(i)	1,614	339	(e)	2024
Accrued pension and OPEB(c)	614	365	Yes	(h)
Storm cost securitized balance, net	220	232		2041
Storm cost deferrals	93	22	Yes	(b)
Hedge costs deferrals(c)	228	171	Yes	(b)
PISCC and deferred operating expenses(c)	30	31	Yes	(b)
Retired generation facilities(c)	39	54	Yes	(b)
Deferred asset – Lee COLA	267	296		(b)
AMI	139	140	Yes	(b)
Customer connect project	62	66	Yes	(b)
Vacation accrual	84	83		2023
Incremental COVID-19 expenses	127	51	Yes	(b)
Nuclear deferral	90	78		2024
COR settlement	88	91	Yes	(b)
Deferred coal ash handling system costs	67	67	Yes	(b)
Other	235	166		(b)
Total regulatory assets	5,388	3,479
Less: current portion	1,095	544
Total noncurrent regulatory assets	$4,293	$2,935
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(d)	$2,475	$2,785		(b)
Costs of removal(c)	1,769	2,009	Yes	(f)
AROs – nuclear and other	1,038	2,053		(b)
Hedge cost deferrals	350	209		(b)
Accrued pension and OPEB(c)	44	44	Yes	(h)
Provision for rate refunds	50	124	Yes	(b)
Other	587	461		(b)
Total regulatory liabilities	6,313	7,685
Less: current portion	530	487
Total noncurrent regulatory liabilities	$5,783	$7,198
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
(g)    Earns a debt and equity return on coal ash expenditures for North Carolina and South Carolina retail customers as permitted by various regulatory orders.
(h)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 23 for additional detail.
(i)    Duke Energy Carolinas submitted a fuel filing to the NCUC in May 2022 for recovery of $327 million, which included deferrals through January 2022. This amount is expected to be recovered through August 2023. The next filing will be made in the first quarter of 2023. Duke Energy Carolinas submitted a fuel filing to the PSCSC in July 2022 for recovery of $79 million, which included deferrals through May 2022. The amount is expected to be recovered through September 2023. The next filing will be made in the third quarter of 2023.
2023 North Carolina Rate Case
On January 19, 2023, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR Application includes an MYRP to recover projected capital investments during the three year MYRP period. In addition to the MYRP, the PBR Application includes an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms as required by HB 951. If approved, the overall retail revenue increase would be $501 million in Year 1, $172 million in Year 2 and $150 million in Year 3, for a combined total of $823 million or 15.7% by early 2026. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carbon Plan. Duke Energy Carolinas plans to implement temporary rates, subject to refund, on September 1, 2023, and has requested permanent rates be effective by January 1, 2024. Duke Energy Carolinas cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Oconee Nuclear Station Subsequent License Renewal
On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal (SLR) application for the Oconee Nuclear Station (ONS) with the U.S. Nuclear Regulatory Commission (NRC) to renew ONS’s operating license for an additional 20 years. The SLR would extend operations of the facility from 60 to 80 years. The current licenses for units 1 and 2 expire in 2033 and the license for unit 3 expires in 2034. By a Federal Register Notice dated July 28, 2021, the NRC provided a 60-day comment period for persons whose interest may be affected by the issuance of a subsequent renewed license for ONS to file a request for a hearing and a petition for leave to intervene. On September 27, 2021, Beyond Nuclear and Sierra Club (Petitioners) filed a Hearing Request and Petition to Intervene (Hearing Request) and a Petition for Waiver. The Hearing Request proposed three contentions and claimed that Duke Energy Carolinas did not satisfy the National Environmental Policy Act (NEPA) of 1969, as amended, or the NRC’s NEPA-implementing regulations. Following Duke Energy Carolinas' answer and the Petitioners' reply, on February 11, 2022, the Atomic Safety and Licensing Board (ASLB) issued its decision on the Hearing Request and found that the Petitioners failed to establish that the proposed contentions are litigable. The ASLB also denied the Petitioners' Petition for Waiver and terminated the proceeding.
On February 24, 2022, the NRC issued a decision in the SLR appeal related to Florida Power and Light's Turkey Point nuclear generating station in Florida. The NRC ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. Although Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including ONS. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a supplement to its environmental report providing information on environmental impacts during the SLR period prior to the rulemaking being completed. On November 7, 2022, Duke Energy Carolinas submitted a supplement to its environmental report addressing environmental impacts during the SLR period. On December 19, 2022, the NRC published a notice in the Federal Register that the NRC will conduct a limited scoping process to gather additional information necessary to prepare an environmental impact statement (EIS) to evaluate the environmental impacts at ONS during the SLR period. The NRC received comments from the EPA and the Petitioners and these comments identify eighteen potential impacts that should be considered by the NRC in the EIS, which include, but are not limited to, climate change and flooding, environmental justice, severe accidents, and external events. Currently, the NRC expects to publish a draft EIS in October 2023.
On December 19, 2022, the NRC issued the Safety Evaluation Report (SER) for the safety portion of the SLR application. The NRC determined Duke Energy Carolinas met the requirements of the applicable regulations and identified actions that have been taken or will be taken to manage the effects of aging and address time-limited analyses. Duke Energy Carolinas and the NRC met with the Advisory Committee on Reactor Safeguards (ACRS) on February 2, 2023, to discuss issues regarding the SER and SLR application, after which the ACRS will issue a report discussing the result of its review.
Although the NRC’s GEIS applicability decision will delay completion of the SLR proceeding, Duke Energy Carolinas does not believe it changes the probability that the ONS subsequent renewed licenses will ultimately be issued, although Duke Energy Carolinas cannot guarantee the outcome of the license application process.
Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. New depreciation rates were implemented for all of the nuclear facilities during the second quarter of 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these additional relicensing proceedings.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Progress
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Progress' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2022	2021	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,418	$1,389	(g)	(b)
AROs – nuclear and other	869	613		(c)
Deferred fuel and purchased power(l)	705	303	(e)	2024
Accrued pension and OPEB(d)	417	351	Yes	(j)
Storm cost securitized balance, net	720	759		2041
Storm cost deferrals	234	170	Yes	(b)
Hedge costs deferrals	55	60		(b)
PISCC and deferred operating expenses	42	47	Yes	2054
Retired generation facilities	149	171	Yes	(b)
Deferred asset - Harris COLA	21	21		(b)
AMI	81	92	Yes	(b)
Customer connect project	54	57	Yes	(b)
Vacation accrual	43	42		2023
Incremental COVID-19 expenses	78	28	Yes	(b)
DSM/EE(d)	180	218	(h)	(h)
NCEMPA deferrals	157	165	(f)	2042
Nuclear deferral	64	42		2024
COR settlement	32	32	Yes	(b)
Deferred coal ash handling system costs	25	23	Yes	(b)
Other	70	68		(b)
Total regulatory assets	5,414	4,651
Less: current portion	690	533
Total noncurrent regulatory assets	$4,724	$4,118
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(k)	$1,559	$1,695		(b)
Costs of removal(d)	2,269	2,955	Yes	(i)
Hedge cost deferrals	252	155		(b)
Provision for rate refunds	28	87	Yes	(b)
Other	344	357		(b)
Total regulatory liabilities	4,452	5,249
Less: current portion	332	381
Total noncurrent regulatory liabilities	$4,120	$4,868
(a)    Regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)    The expected recovery or refund period varies or has not been determined.
(c)    Recovery period for costs related to nuclear facilities runs through the decommissioning period of each unit.
(d)    Included in rate base.
(e)    Pays interest on over-recovered costs in North Carolina. Includes certain purchased power costs in North Carolina and South Carolina and costs of distributed energy in South Carolina.
(f)    South Carolina retail allocated costs are earning a return.
(g)    Earns a debt and equity return on coal ash expenditures for North Carolina and South Carolina retail customers as permitted by various regulatory orders.
(h)    Includes incentives on DSM/EE investments and is recovered through an annual rider mechanism.
(i)    Recovered over the life of the associated assets.
(j)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 23 for additional detail.
(k)    Includes regulatory liabilities related to the change in the federal tax rate as a result of the Tax Act and the change in the North Carolina tax rate, both discussed in Note 24. Portions are included in rate base.
(l)    Duke Energy Progress submitted a fuel filing to the NCUC in August 2022 for recovery of $251 million, which included deferrals through June 2022. This amount is expected to be recovered through November 2023. The next filing will be made in the second quarter of 2023. Duke Energy Progress submitted a fuel filing to the PSCSC in April 2022 for recovery of $44 million, which included deferrals through February 2022. This amount is expected to be recovered through June 2023. The next filing will be made in the second quarter of 2023.

FINANCIAL STATEMENTS	REGULATORY MATTERS
2022 North Carolina Rate Case
On October 6, 2022, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The rate request before the NCUC includes an MYRP to recover projected capital investments during the three year MYRP period. In addition to the MYRP, the PBR Application includes an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms as required by HB 951. If approved, the overall retail revenue increase would be $326 million in Year 1, $151 million in Year 2 and $138 million in Year 3, for a combined total of $615 million or 16% by late 2025. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carbon Plan. Duke Energy Progress plans to implement temporary rates, subject to refund, on June 1, 2023, and has requested permanent rates be effective by October 1, 2023. The evidentiary hearing has been scheduled to begin on May 1, 2023. Duke Energy Progress cannot predict the outcome of this matter.
2022 South Carolina Rate Case
On September 1, 2022, Duke Energy Progress filed an application with the PSCSC to request an increase in base rate retail revenues. On January 12, 2023, Duke Energy Progress and the ORS, as well as other consumer, environmental, and industrial intervening parties, filed a comprehensive Agreement and Stipulation of Settlement resolving all issues in the base rate proceeding. The major components of the stipulation include:
•A $52 million annual customer rate increase prior to the reduction from the accelerated return to customers of federal unprotected Property, Plant and Equipment related EDIT. After extending the remaining EDIT giveback to customers to 33 months, the net annual retail rate increase is approximately $36 million.
•ROE of 9.6% based upon a capital structure of 52.43% equity and 47.57% debt.
•Continuation of deferral treatment of coal ash basin closure costs. Supports an amortization period for remaining coal ash closure costs in this rate case of seven years. Duke Energy Progress agreed not to seek recovery of approximately $50 million of deferred coal ash expenditures related to retired sites in this rate case (South Carolina retail allocation).
•Accepts the 2021 Depreciation Study as proposed in this case, as adjusted for certain recommendations from ORS and includes accelerated retirement dates for certain coal units as originally proposed.
•Establishment of a storm reserve to help offset the costs of major storms.
The PSCSC held a hearing on January 17, 2023, to consider evidence supporting the stipulation and unanimously voted to approve the comprehensive agreement on February 9, 2023. The PSCSC voted to allow Duke Energy Progress to implement new customer rates by April 1, 2023. A final written order is due from the PSCSC by March 1, 2023.
FERC Return on Equity Complaint
On October 16, 2020, North Carolina Electric Membership Corporation (NCEMC) filed a complaint at the FERC against Duke Energy Progress pursuant to Section 206 of the Federal Power Act (FPA), alleging that the 11% stated ROE component in the demand formula rate in the Power Supply and Coordination Agreement between NCEMC and Duke Energy Progress is unjust and unreasonable. On June 16, 2022, Duke Energy Progress submitted to the FERC an Offer of Settlement and Settlement Agreement (Settlement Agreement) between NCEMC and Duke Energy Progress. The Settlement Agreement provides for an ROE of 10%, effective January 1, 2022, among other contract modifications. On November 7, 2022, the FERC approved the Settlement Agreement.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Florida
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2022	2021	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$11	$10		(b)
AROs – nuclear and other	15	7		(b)
Deferred fuel and purchased power(h)	1,355	415	(f)	2024
Accrued pension and OPEB(c)	342	374	Yes	(g)
Nuclear asset securitized balance, net	881	937		2036
Storm cost deferrals(c)	325	19	(f)	(b)
Hedge costs deferrals(c)	73	77	Yes	2038
Retired generation facilities(c)	94	94	Yes	2044
AMI(c)	30	38	Yes	2032
Customer connect project(c)	82	67	Yes	2037
Costs of removal regulatory asset(c)	221	107	(d)	(b)
Qualifying facility contract buyouts(c)	81	94	Yes	2034
Other	55	49	(d)	(b)
Total regulatory assets	3,565	2,288
Less: current portion	1,143	497
Total noncurrent regulatory assets	$2,422	$1,791
Net regulatory liability related to income taxes(c)	$633	$699		(b)
DOE Settlement	154	—
Other	90	97	(d)	(b)
Total regulatory liabilities	877	796
Less: current portion	244	98
Total noncurrent regulatory liabilities	$633	$698
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
(h)    Duke Energy Florida submitted a fuel filing to the FPSC in January 2023 for recovery of $795 million, which included the 2022 actual under-recovery of $1.2 billion, offset by projected declining fuel costs in 2023 due to lower natural gas prices. The expected recovery period is April 2023 through March 2024.
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC on August 12, 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement Agreement also provided that Duke Energy Florida will be able to retain the $173 million retail portion of the expected DOE award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida is permitted to recognize the $173 million into earnings through the approved settlement period. The full amount of the $173 million is expected to be recognized between the years of 2023 and 2024, while also remaining within the approved ROE band. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause.

FINANCIAL STATEMENTS	REGULATORY MATTERS
The 2021 Settlement also contained a provision to recover or flow-back the effects of tax law changes. As a result of the IRA enacted on August 16, 2022, Duke Energy Florida is eligible for PTCs associated with solar facilities placed in service beginning in January 2022. Duke Energy Florida filed a petition with the FPSC on October 17, 2022, to reduce base rates effective January 1, 2023, by $56 million to flow back the expected 2023 PTCs and to flow back the expected 2022 PTCs via an adjustment to the capacity cost recovery clause. On December 14, 2022, the FPSC issued an order approving Duke Energy Florida’s petition. See Note 24 for additional information on the IRA.
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
On February 24, 2021, the League of United Latin American Citizens (LULAC) filed a notice of appeal of the FPSC’s order approving the Clean Energy Connection to the Supreme Court of Florida. The Supreme Court of Florida heard the oral argument on February 9, 2022. On May 27, 2022, the Supreme Court of Florida issued an order remanding the case back to the FPSC so that the FPSC can amend its order to better address some of the arguments raised by LULAC. On September 23, 2022, the FPSC issued a revised order and submitted it on September 26, 2022, to the Supreme Court of Florida. The Supreme Court of Florida requested that the parties file supplemental briefs regarding the revised order, which were filed February 6, 2023. The FPSC approval order remains in effect pending the outcome of the appeal. Duke Energy Florida cannot predict the outcome of this matter.
Storm Protection Plan
On April 11, 2022, Duke Energy Florida filed a Storm Protection Plan for approval with the FPSC. The plan, which covers investments for the 2023-2032 time frame, reflects approximately $7 billion of capital investment in transmission and distribution meant to strengthen its infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. The evidentiary hearing began on August 2, 2022. On October 4, 2022, the FPSC voted to approve Duke Energy Florida's plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025. On December 9, 2022, the Office of Public Counsel filed a notice of appeal of this order to the Florida Supreme Court. Duke Energy Florida cannot predict the outcome of this matter.
Hurricane Ian
On September 28, 2022, much of Duke Energy Florida’s service territory was impacted by Hurricane Ian, which caused significant damage resulting in more than 1.1 million outages. Duke Energy Florida's December 31, 2022 Consolidated Balance Sheets include an estimate of approximately $353 million related to deferred Hurricane Ian storm costs, consistent with the FPSC's storm rule, in Regulatory assets within Other Noncurrent Assets. After depleting any existing storm reserves, which were approximately $107 million before Hurricane Ian, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida filed its petition for cost recovery of various storms, including Hurricane Ian, and replenishment of the storm reserve on January 23, 2023, seeking recovery of $442 million, for recovery over 12 months beginning with the first billing cycle in April 2023. Duke Energy Florida cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Ohio's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2022	2021	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$—	$33	Yes	(b)
Deferred fuel and purchased power	54	38		2023
Accrued pension and OPEB	129	133		(e)
Storm cost deferrals	14	2		2023
Hedge costs deferrals	2	5		(b)
PISCC and deferred operating expenses(c)	15	16	Yes	2083
AMI	18	24		(b)
Customer connect project	54	41		(b)
CEP deferral	190	161	Yes	(b)
Deferred pipeline integrity costs	28	24	Yes	(b)
Propane caverns	26	—		(b)
Manufactured gas plant (MGP)	—	104		(b)
Other	154	126		(b)
Total regulatory assets	684	707
Less: current portion	103	72
Total noncurrent regulatory assets	$581	$635
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$496	$602		(b)
Costs of removal	9	39		(d)
Accrued pension and OPEB	21	21		(e)
Provision for rate refunds	—	61
Other	107	78		(b)
Total regulatory liabilities	633	801
Less: current portion	99	62
Total noncurrent regulatory liabilities	$534	$739
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
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million and an ROE of 10.3%. This is an approximate 3.3% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last electric distribution base rate case in 2017. Duke Energy Ohio is also seeking to adjust the caps on its Distribution Capital Investment Rider (DCI Rider). The Staff of the PUCO (Staff) report was issued on May 19, 2022, recommending an increase in electric distribution base rates of $2 million to $15 million with an ROE range of 8.84% to 9.85%. On September 19, 2022, Duke Energy Ohio filed a Stipulation and Recommendation with the PUCO, which includes an increase in overall electric distribution base rates of approximately $23 million and an ROE of 9.5%. The stipulation is among all but one party to the proceeding. The PUCO issued an order on December 14, 2022, approving the Stipulation without material modification. Rates went into effect on January 3, 2023. The Ohio Consumers' Counsel (OCC) filed an application for rehearing on January 13, 2023. On February 8, 2023, the Commission granted the OCC's application for rehearing for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.

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
•On October 9, 2020, Duke Energy Ohio filed an application to implement a voluntary energy efficiency program portfolio to commence on January 1, 2021. The application proposed a mechanism for recovery of program costs and a benefit associated with avoided transmission and distribution costs. This application remains under review.
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
Duke Energy Ohio Natural Gas Base Rate Case
Duke Energy Ohio filed with the PUCO a natural gas base rate case application on June 30, 2022, with supporting testimony filed on July 14, 2022, requesting an increase in natural gas base rates of approximately $49 million and an ROE of 10.3%. This is an approximate 5.6% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio is also seeking to adjust the caps on its Capital Expenditure Program Rider (CEP Rider). The Staff of the PUCO (Staff) report was issued on December 21, 2022, recommending an increase in natural gas base rates of $24 million to $36 million, with an equity ratio of 52% and an ROE range of 9.03% to 10.04%. A procedural schedule was issued on December 22, 2022, scheduling the evidentiary hearing to commence on March 28, 2023. Duke Energy Ohio cannot predict the outcome of this matter.
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
A Stipulation and Recommendation was filed jointly by Duke Energy Ohio, the Staff, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021, which was approved without modification by the PUCO on April 20, 2022. The Stipulation and Recommendation resolved all open issues regarding MGP remediation costs incurred between 2013 and 2019, Duke Energy Ohio’s request for additional deferral authority beyond 2019 and the pending issues related to the Tax Act described below as it related to Duke Energy Ohio’s natural gas operations. As a result of the approval of the Stipulation and Recommendation, Duke Energy Ohio recognized pretax charges of approximately $15 million to Operating revenues, regulated natural gas and $58 million to Operation, maintenance and other and a tax benefit of $72 million to Income Tax (Benefit) Expense in the Consolidated Statements of Operations for the year ended December 31, 2022. The Stipulation and Recommendation further acknowledged Duke Energy Ohio’s ability to file a request for additional deferral authority in the future related to environmental remediation of any MGP impacts in the Ohio River, if necessary, subject to specific conditions. On June 15, 2022, the PUCO granted the rehearing requests of Interstate Gas Supply, Inc. (IGS) and The Retail Energy Supply Association (RESA), which were filed on May 20, 2022, for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.

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
Midwest Propane Caverns
Duke Energy Ohio used propane stored in caverns to meet peak demand during winter for several decades. Once the Central Corridor Project was complete and placed in service, the propane peaking facilities were no longer necessary and were retired. On October 7, 2021, Duke Energy Ohio requested deferral treatment of the property, plant and equipment as well as costs related to propane inventory and decommissioning costs. On January 6, 2022, the Staff issued a report recommending deferral authority for costs related to propane inventory and decommissioning costs, but not for the net book value of the remaining plant assets. As a result of the Staff's report, Duke Energy Ohio recorded a $19 million charge to Impairment of assets and other charges on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2021. A Stipulation and Recommendation was filed jointly by Duke Energy Ohio and the Staff on April 27, 2022, recommending, among other things, approval of deferral treatment of a portion of the net book value of the property, plant and equipment prior to the 2021 impairment at the time of the next natural gas base rate case, excluding operations and maintenance savings, decommissioning costs not to exceed $7 million and costs related to propane inventory. The Stipulation and Recommendation states that Duke Energy Ohio will seek recovery of the deferral through its next natural gas base rate case proceeding with a proposed amortization period of at least 10 years and include an independent engineering study analyzing the necessity and prudency of the incremental investments made at the facilities since March 31, 2012. Duke Energy Ohio will not seek a return on the deferred amounts. An evidentiary hearing was held on September 8, 2022. On October 5, 2022, the PUCO issued an order approving the Stipulation and Recommendation as filed. As a result of the order, Duke Energy Ohio recorded a reversal of $12 million to Impairment of assets and other charges on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2022.
Duke Energy Kentucky Electric Base Rate Case
On December 1, 2022, Duke Energy Kentucky filed a rate case with the KPSC requesting an annualized increase in electric base rates of approximately $75 million and an ROE of 10.35%. This is an overall increase in rates of approximately 17.8%. The request for rate increase is driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale generation stations to support the energy transition. Duke Energy Kentucky is also requesting new programs and tariff updates, including a voluntary community-based renewable subscription program and two EV charging programs. A procedural schedule was issued on December 19, 2022, scheduling the evidentiary hearing for May 9, 2023. New rates are anticipated to go into effect around July 15, 2023. Duke Energy Kentucky cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Indiana
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Indiana's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2022	2021	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$385	$749	Yes	(b)
Deferred fuel and purchased power	138	158		2023
Accrued pension and OPEB	214	222		(e)
Hedge costs deferrals	20	35		(b)
PISCC and deferred operating expenses(c)	255	262	Yes	(b)
Retired generation facilities(c)	34	38	Yes	2030
AMI	15	17		2031
Customer connect project	19	11		(b)
Other	44	63		(b)
Total regulatory assets	1,124	1,555
Less: current portion	249	277
Total noncurrent regulatory assets	$875	$1,278
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$840	$908		(b)
Costs of removal	531	575		(d)
Hedge cost deferrals	81	—		(b)
Accrued pension and OPEB	104	113		(e)
Other	85	96		(b)
Total regulatory liabilities	1,641	1,692
Less: current portion	187	127
Total noncurrent regulatory liabilities	$1,454	$1,565
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
Several groups appealed the IURC order to the Indiana Court of Appeals. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. However, upon appeal by the Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group on March 10, 2022, the Indiana Supreme Court found that the IURC erred in allowing Duke Energy Indiana to recover coal ash costs incurred before the IURC’s rate case order in June 2020. The Indiana Supreme Court found that allowing Duke Energy Indiana to recover coal ash costs incurred between rate cases that exceeded the amount built into base rates violated the prohibition against retroactive ratemaking. The IURC’s order has been remanded to the IURC for additional proceedings consistent with the Indiana Supreme Court’s opinion. As a result of the court's opinion, Duke Energy Indiana recognized pretax charges of approximately $211 million to Impairment of assets and other charges and $46 million to Operating revenues in the Consolidated Statements of Operations for the year ended December 31, 2022. Duke Energy Indiana filed a request for rehearing with the Supreme Court on April 11, 2022, which the court denied on May 26, 2022. Duke Energy Indiana filed its testimony in the remand proceeding on August 18, 2022. An evidentiary hearing is scheduled to begin March 3, 2023. Duke Energy Indiana cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020. Briefing was completed by mid-September 2021. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021 order. In addition, the court found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed. Duke Energy Indiana is assessing its appellate options and must file a petition to transfer to the Indiana Supreme Court by April 7, 2023. As a result of the court's opinion, Duke Energy Indiana recognized a pretax charge of approximately $175 million to Impairment of assets and other charges for the year ended December 31, 2022. Duke Energy Indiana cannot predict the outcome of this matter.
TDSIC 2.0
On November 23, 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve customer reliability, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In addition, the IURC set up a subdocket to consider the targeted economic development project, which the IURC approved on March 2, 2022. On July 15, 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. An appellant brief was filed on October 28, 2022, and Duke Energy Indiana filed its responsive brief on December 28, 2022. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Piedmont's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2022	2021	a Return	Period Ends
Regulatory Assets(a)
AROs – nuclear and other	$27	$22		(d)
Accrued pension and OPEB(c)	119	82		(g)
Vacation accrual	12	12		2023
Derivatives – natural gas supply contracts(f)	168	139
Deferred pipeline integrity costs(c)	93	84		2025
Amounts due from customers	57	85	(e)	(b)
Other	35	33		(b)
Total regulatory assets	511	457
Less: current portion	119	141
Total noncurrent regulatory assets	$392	$316
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$459	$510		(b)
Costs of removal(c)	573	572		(d)
Other	66	32	(e)	(b)
Total regulatory liabilities	1,098	1,114
Less: current portion	74	56
Total noncurrent regulatory liabilities	$1,024	$1,058
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
As part of the pretax charges to earnings of approximately $2.1 billion recorded for the year ended December 31, 2020, within Equity in earnings (losses) of unconsolidated affiliates on the Duke Energy Consolidated Statements of Operations, Duke Energy established liabilities related to the cancellation of the ACP pipeline project. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. At December 31, 2022, there is $59 million and $47 million within Other Current Liabilities and Other Noncurrent Liabilities, respectively, in the Gas Utilities and Infrastructure segment. The liabilities represent Duke Energy's obligation of approximately $106 million to satisfy remaining ARO requirements to restore construction sites.
See Notes 8 and 13 for additional information regarding this transaction.
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file IRPs with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and options being considered to meet those needs. IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina and Indiana earlier than their current estimated useful lives. The NCUC concluded in its Carbon Plan order that the projected retirements dates presented by Duke Energy Carolinas and Duke Energy Progress in their Carbon Plan for coal-fired generating facilities were reasonable for planning purposes and further directed that appropriate steps be taken to optimally retire the coal fleet according to such schedule. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs or Carbon Plan as evaluated for potential retirement. Dollar amounts in the table below are included in Net property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2022, and exclude capitalized asset retirement costs.

		Remaining Net
	Capacity	Book Value
	(in MW)	(in millions)
Duke Energy Carolinas
Allen Steam Station Unit 1(a)	167	$10
Allen Steam Station Unit 5(b)	259	233
Cliffside Unit 5(b)	546	344
Marshall Units 1-2(b)	760	428
Duke Energy Progress
Mayo Unit 1(b)	713	639
Roxboro Units 3-4(b)	1,409	425
Duke Energy Florida
Crystal River Units 4-5(c)	1,442	1,549
Duke Energy Indiana
Gibson Units 1-5(d)	2,845	2,043
Cayuga Units 1-2(d)	1,005	622
Total Duke Energy	9,146	$6,293
(a)    As part of the 2015 resolution of a lawsuit involving alleged New Source Review violations, Duke Energy Carolinas must retire Allen Steam Station Unit 1 by December 31, 2024.
(b)    These units were included in the IRP filed by Duke Energy Carolinas and Duke Energy Progress in South Carolina on September 1, 2020, and in the Carbon Plan adopted by the NCUC in December 2022. The long-term energy options considered could result in retirement of these units earlier than their current estimated useful lives.

FINANCIAL STATEMENTS	REGULATORY MATTERS
(c)    On January 14, 2021, Duke Energy Florida filed the 2021 Settlement agreement with the FPSC, which proposed depreciation rates reflecting retirement dates for Duke Energy Florida's last two coal-fired generating facilities, Crystal River Units 4-5, eight years ahead of schedule in 2034 rather than in 2042. The FPSC approved the 2021 Settlement on May 4, 2021. The remaining net book value reflected in the table above excludes $200 million of accelerated deprecation collected from retail customers pursuant to Duke Energy Florida's 2017 Settlement.
(d)    The rate case filed July 2, 2019, included proposed depreciation rates reflecting retirement dates from 2026 to 2038. The depreciation rates reflecting these updated retirement dates were approved by the IURC as part of the rate case order issued on June 29, 2020.
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
Nuclear Liability Coverage
The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is approximately $13.7 billion, is subject to change every five years for inflation and for the number of licensed reactors. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.
Primary Liability Insurance
Duke Energy Carolinas and Duke Energy Progress have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which is $450 million per station. Duke Energy Florida has purchased $100 million primary nuclear liability insurance for Crystal River in compliance with the law.
Excess Liability Program
This program provides $13.2 billion of coverage per incident through the Price-Anderson Act’s mandatory industrywide excess secondary financial protection program of risk pooling. This amount is the product of potential cumulative retrospective premium assessments of $138 million times the current 96 licensed commercial nuclear reactors in the U.S. Under this program, operating unit licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. Retrospective premiums may be assessed at a rate not to exceed $20.5 million per year per licensed reactor for each incident. The assessment may be subject to state premium taxes.

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
NEIL’s Accidental Outage policy provides some coverage, similar to business interruption, for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100% of the applicable weekly limits for 52 weeks and 80% of the applicable weekly limits for up to the next 110 weeks. Coverage is provided until these applicable weekly periods are met, where the accidental outage policy limit will not exceed $490 million for Catawba, McGuire, Harris, Brunswick, Oconee and Robinson. NEIL sublimits the accidental outage recovery up to the first 104 weeks of coverage not to exceed $328 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. All coverages are subject to sublimits and significant deductibles.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies' retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. NEIL has never exercised this assessment. The maximum aggregate annual retrospective premium obligations for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are $151 million, $93 million and $1 million, respectively. Duke Energy Carolinas' maximum assessment amount includes 100% of potential obligations to NEIL for jointly owned reactors. Duke Energy Carolinas would seek reimbursement from the joint owners for their portion of these assessment amounts.
ENVIRONMENTAL
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, coal ash and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Duke Energy Registrants. The following environmental matters impact all of the Duke Energy Registrants.
Remediation Activities
In addition to AROs recorded as a result of various environmental regulations, discussed in Note 10, the Duke Energy Registrants are responsible for environmental remediation at various sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based upon site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for environmental impacts caused by other potentially responsible parties and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined at all sites. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
The following table contains information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets.

(in millions)	December 31, 2022	December 31, 2021
Reserves for Environmental Remediation
Duke Energy	$84	$88
Duke Energy Carolinas	22	19
Progress Energy	19	23
Duke Energy Progress	8	11
Duke Energy Florida	11	11
Duke Energy Ohio	33	34
Duke Energy Indiana	3	4
Piedmont	7	9
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
Duke Energy
Michael Johnson et al. v. Duke Energy Corporation et al.
On September 23, 2020, plaintiff Michael Johnson, a former Duke Energy employee and participant in the Duke Energy Retirement Savings Plan (Plan) brought suit on his own behalf and on behalf of other participants and beneficiaries similarly situated against Duke Energy Corporation, the Duke Energy Benefits Committee, and other unnamed individual defendants. The complaint, which was subsequently amended to add a current participant as a plaintiff on November 23, 2020, alleges that the defendants breached their fiduciary duties with respect to certain fees associated with the Plan in violation of the Employee Retirement Income Security Act of 1974 and seeks certification of a class of all individuals who were participants or beneficiaries of the Plan at any time on or after September 23, 2014. The defendants filed a motion to dismiss the plaintiffs’ amended complaint on December 18, 2020. On January 31, 2022, the court denied the defendants' motion to dismiss. On February 28, 2022, Duke Energy responded to the amended complaint. Discovery commenced and the parties exchanged preliminary disclosures. After review of these disclosures, the plaintiffs agreed to voluntarily dismiss the suit and the parties subsequently filed a joint stipulation of voluntary dismissal with prejudice on April 29, 2022, ending this litigation.
Texas Storm Uri Tort Litigation
Duke Energy Corporation and several Duke Energy renewables project companies in the ERCOT market were named in more than thirty lawsuits arising out of Texas Storm Uri, which occurred in February 2021. Duke Energy Corporation was dismissed from the suits, leaving two suits in which individual wind and solar projects are named. These lawsuits seek recovery for property damages, personal injury and wrongful death allegedly caused by the power outages that plaintiffs claim were the collective failure of generators, transmission and distribution utilities ("TDUs"), retail energy providers, natural gas providers, co-ops and municipalities that generate power and ERCOT, all of which were originally sued by all plaintiffs. The cases were consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery and pre-trial motions. Five cases were designated for motions to dismiss and all other cases were stayed. On January 28, 2023, the Court denied the generators' and TDUs' motions to dismiss the negligence claims but dismissed the tortious interference and conspiracy claims. The motions to dismiss ERCOT and the natural gas defendants were also granted. The generator and TDU defendants filed a petition for mandamus in each of the five cases seeking to overturn the denials on February 10, 2023. If the Texas Court of Appeals accepts the appeals, it will set a briefing schedule. The remaining cases that are part of the MDL are currently stayed, except that plaintiffs have been given leave to amend their pleadings. Plaintiffs began amending existing lawsuits and filing new lawsuits on behalf of hundreds of plaintiffs against hundreds of defendants, including in some cases, by again naming Duke Energy Corporation and naming, for the first time, Duke Energy Renewables, LLC. Plaintiffs have also re-named ERCOT as a defendant. As new cases are served, they are being brought into the MDL and are subject to the stay in the MDL proceeding. Duke Energy cannot predict the outcomes of these matters. See Note 2 for more information related to the sale of the Commercial Renewables Disposal Groups.
Duke Energy Carolinas
Ruben Villano, et al. v. Duke Energy Carolinas, LLC
On June 16, 2021, a group of nine individuals went over a low head dam adjacent to the Dan River Steam Station in Eden, North Carolina, while water tubing. Emergency personnel rescued four people and five others were confirmed deceased. On August 11, 2021, Duke Energy Carolinas was served with the complaint filed in Durham County Superior Court on behalf of four survivors, which was later amended to include all the decedents along with the survivors. The lawsuit alleges that Duke Energy Carolinas knew that the river was used for recreational purposes and that Duke Energy did not adequately warn about the dam and that Duke Energy Carolinas created a dangerous and hidden hazard on the Dan River in building and maintaining the low head dam. Discovery has commenced and is scheduled to be completed on or before August 23, 2023. The parties are preparing for mediation, which is scheduled for March 22, 2023. Dispositive motions are due to be filed by September 6, 2023, and the case is scheduled to be trial-ready by October 2, 2023. Duke Energy Carolinas cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
NTE Carolinas II, LLC Litigation
In November 2017, Duke Energy Carolinas entered into a standard FERC large generator interconnection agreement (LGIA) with NTE Carolinas II, LLC (NTE), a company that proposed to build a combined-cycle natural gas plant in Rockingham County, North Carolina. On September 6, 2019, Duke Energy Carolinas filed a lawsuit in Mecklenburg County Superior Court against NTE for breach of contract, alleging that NTE's failure to pay benchmark payments for Duke Energy Carolinas' transmission system upgrades required under the interconnection agreement constituted a termination of the interconnection agreement. Duke Energy Carolinas sought a monetary judgment against NTE because NTE failed to make multiple milestone payments. The lawsuit was moved to federal court in North Carolina. NTE filed a motion to dismiss Duke Energy Carolinas’ complaint and brought counterclaims alleging anti-competitive conduct and violations of state and federal statutes. Duke Energy Carolinas filed a motion to dismiss NTE's counterclaims. Both NTE's and Duke Energy Carolinas' motions to dismiss were subsequently denied by the court.
On May 21, 2020, in response to an NTE petition challenging Duke Energy Carolinas' termination of the LGIA, FERC issued a ruling that 1) it has exclusive jurisdiction to determine whether a transmission provider may terminate a LGIA; 2) FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer; and 3) Duke Energy may not announce the termination of a conforming LGIA unless FERC has approved the termination. FERC's Office of Enforcement also initiated an investigation of Duke Energy Carolinas into matters pertaining to the LGIA. Duke Energy Carolinas is cooperating with the Office of Enforcement but cannot predict the outcome of this investigation.
Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior in violation of state and federal statutes. On October 12, 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court on October 13, 2022. On November 11, 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the District Court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Briefing on NTE's appeal will be completed on May 3, 2023. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $457 million and $501 million at December 31, 2022, and 2021, respectively. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. The change in the reserves is a result of a third-party study completed in 2021 as well as settlements made throughout the year. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2042 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2042 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $595 million and $644 million at December 31, 2022, and 2021, respectively. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables for the asbestos-related injuries and damages is $12 million for Duke Energy and Duke Energy Carolinas as of December 31, 2022, and December 31, 2021. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
On March 30, 2022, the DOE and Duke Energy Progress executed a settlement agreement, pursuant to which Duke Energy Progress would receive damages for costs incurred between 2014 and 2018 and would be able to submit future costs on a defined schedule. In April 2022, Duke Energy Progress received $87 million in proceeds that related to damages incurred in 2014 through 2018.
On May 2, 2022, the DOE and Duke Energy Florida executed a settlement agreement, pursuant to which Duke Energy Florida would receive damages for costs incurred between 2014 and 2018 and would be able to submit costs incurred in 2019 and 2020 pursuant to an audit process. In June 2022, Duke Energy Florida received $180 million in proceeds that related to damages incurred in 2014 through 2018.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
Duke Energy Indiana
Coal Ash Basin Closure Plan Appeal
On January 27, 2020, Hoosier Environmental Council (HEC) filed a Petition for Administrative Review with the Indiana Office of Environmental Adjudication challenging the Indiana Department of Environmental Management’s (IDEM's) December 10, 2019 partial approval of Duke Energy Indiana’s ash pond closure plan at Duke Energy's Gallagher power station. After hearing oral arguments in early April 2021 on Duke Energy Indiana's and HEC's competing Motions for Summary Judgment, on May 4, 2021, the administrative court rejected all of HEC’s claims and issued a ruling in favor of Duke Energy Indiana. On June 3, 2021, HEC filed an appeal in Superior Court to seek judicial review of the order. Briefing on the appeal was completed on December 13, 2021.
On January 11, 2022, Duke Energy Indiana received a compliance obligation letter from the EPA notifying the company that the two basins at issue in the litigation are subject to requirements of the CCR Rule. The letter does not provide a deadline for compliance. Duke Energy Indiana is proceeding with surface impoundment closure at its Indiana sites consistent with EPA’s guidance, the federal CCR rule, and Indiana law, as applicable.
On April 21, 2022, HEC filed a motion requesting that the court hold a hearing within 45 days and also take judicial notice of the EPA's January 11, 2022 letter. On April 22, 2022, Duke Energy Indiana sent IDEM a letter withdrawing the closure plans for the Gallagher North Ash Pond and Primary Pond Ash Fill. After acknowledgment by IDEM of withdrawal of these closure plans, Duke Energy Indiana filed a Motion to Dismiss the litigation as moot on April 28, 2022, which IDEM supported, and the court granted the Motion to Dismiss on July 8, 2022.
Coal Ash Insurance Coverage Litigation
In June 2022, Duke Energy Indiana filed a civil action in Indiana Superior Court against various insurance companies seeking declaratory relief with respect to insurance coverage for coal combustion residuals-related expenses and liabilities covered by third-party liability insurance policies. The insurance policies cover the 1969-1972 and 1984-1985 periods and provide third-party liability insurance for claims and suits alleging property damage, bodily injury and personal injury (or a combination thereof). A trial date has not yet been set. Duke Energy Indiana cannot predict the outcome of this matter.
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
The following table presents executory purchased power contracts with terms exceeding one year, excluding contracts classified as leases.

		Minimum Purchase Amount at December 31, 2022
	Contract
(in millions)	Expiration	2023	2024	2025	2026	2027	Thereafter	Total
Duke Energy Progress(a)	2028-2032	$22	$21	$22	$18	$19	$27	$129
Duke Energy Florida(b)	2024-2025	300	267	91	—	—	—	658
Duke Energy Ohio(c)	2024	55	36	—	—	—	—	91
(a)    Contracts represent between 18% and 100% of net plant output.
(b)    Contracts represent 100% of net plant output.
(c)    Share of net plant output varies. Excludes PPA with OVEC.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
Gas Supply and Capacity Contracts
Duke Energy Ohio and Piedmont routinely enter into long-term natural gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services needed in their businesses. These commitments include pipeline and storage capacity contracts and natural gas supply contracts to provide service to customers. Costs arising from the natural gas supply commodity and capacity commitments, while significant, are pass-through costs to customers and are generally fully recoverable through the fuel adjustment or PGA procedures and prudence reviews in North Carolina and South Carolina and under the Tennessee Incentive Plan in Tennessee. In the Midwest, these costs are recovered via the Gas Cost Recovery Rate in Ohio or the Gas Cost Adjustment Clause in Kentucky. The time periods for fixed payments under pipeline and storage capacity contracts are up to 20 years. The time periods for fixed payments under natural gas supply contracts are up to four years. The time period for the natural gas supply purchase commitments is up to nine years.
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
The following table presents future unconditional purchase obligations under natural gas supply and capacity contracts as of December 31, 2022.

(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Duke Energy Ohio	$85	$101	$85	$56	$52	$616	$995
Piedmont	319	313	267	213	203	587	1,902
6. LEASES
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
Piedmont has certain agreements with Duke Energy Carolinas for the construction and transportation of natural gas pipelines to supply its natural gas plant needs. Piedmont accounts for these pipeline lateral contracts as sales-type leases since the present value of the sum of the lease payments equals the fair value of the assets. These pipeline lateral assets owned by Piedmont had a current net investment basis of $2 million as of December 31, 2022, and 2021, and a long-term net investment basis of $201 million and $203 million as of December 31, 2022, and 2021, respectively. These assets are classified in Other, within Current Assets and Other Noncurrent Assets, respectively, on Piedmont's Consolidated Balance Sheets. Duke Energy Carolinas accounts for the contracts as finance leases. The activity for these contracts is eliminated in consolidation at Duke Energy.

FINANCIAL STATEMENTS	LEASES
The following tables present the components of lease expense.

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$229	$39	$153	$83	$70	$10	$19	$6
Short-term lease expense(a)	4	—	1	—	1	—	2	—
Variable lease expense(a)	61	(1)	60	37	23	—	—	1
Finance lease expense
Amortization of leased assets(b)	151	6	61	41	20	—	—	—
Interest on lease liabilities(c)	50	32	49	45	4	—	1	—
Total finance lease expense	201	38	110	86	24	—	1	—
Total lease expense	$495	$76	$324	$206	$118	$10	$22	$7

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$245	$43	$155	$83	$72	$11	$18	$7
Short-term lease expense(a)	5	—	2	1	1	—	2	—
Variable lease expense(a)	41	17	22	10	12	—	—	1
Finance lease expense
Amortization of leased assets(b)	219	5	37	18	19	—	1	—
Interest on lease liabilities(c)	55	33	48	42	6	—	—	—
Total finance lease expense	274	38	85	60	25	—	1	—
Total lease expense	$565	$98	$264	$154	$110	$11	$21	$8
(a)    Included in Operations, maintenance and other or, for barges and railcars, Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.
(b)    Included in Depreciation and amortization on the Consolidated Statements of Operations.
(c)    Included in Interest Expense on the Consolidated Statements of Operations.
The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2023	$225	$23	$118	$64	$54	$2	$6	$4
2024	207	21	110	56	54	2	5	4
2025	175	14	96	42	54	2	5	4
2026	161	13	99	45	54	2	4	—
2027	134	9	73	46	27	2	4	—
Thereafter	322	37	253	209	44	15	45	1
Total operating lease payments	1,224	117	749	462	287	25	69	13
Less: present value discount	(169)	(20)	(107)	(76)	(31)	(7)	(18)	—
Total operating lease liabilities(a)	$1,055	$97	$642	$386	$256	$18	$51	$13
(a)    Certain operating lease payments include renewal options that are reasonably certain to be exercised.

FINANCIAL STATEMENTS	LEASES
The following table presents finance lease maturities and a reconciliation of the undiscounted cash flows to finance lease liabilities.

	December 31, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
2023	$198	$38	$103	$78	$25	$1
2024	143	38	88	79	9	1
2025	76	38	85	80	5	1
2026	77	38	86	81	5	1
2027	74	38	82	81	1	1
Thereafter	584	427	555	555	—	23
Total finance lease payments	1,152	617	999	954	45	28
Less: amounts representing interest	(388)	(333)	(371)	(367)	(4)	(19)
Total finance lease liabilities	$764	$284	$628	$587	$41	$9
The following tables contain additional information related to leases.

		December 31, 2022
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,042	$78	$628	$370	$258	$18	$49	$4
Finance	Net property, plant and equipment	810	284	674	590	84	—	6	—
Total lease assets		$1,852	$362	$1,302	$960	$342	$18	$55	$4
Liabilities
Current
Operating	Other current liabilities	$179	$14	$96	$51	$45	$1	$4	$—
Finance	Current maturities of long-term debt	153	7	57	35	22	—	—	—
Noncurrent
Operating	Operating lease liabilities	876	83	546	335	211	17	47	13
Finance	Long-Term Debt	611	277	571	552	19	—	9	—
Total lease liabilities		$1,819	$381	$1,270	$973	$297	$18	$60	$13

		December 31, 2021
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,136	$92	$691	$389	$302	$19	$53	$16
Finance	Net property, plant and equipment	950	302	729	627	102	—	7	—
Total lease assets		$2,086	$394	$1,420	$1,016	$404	$19	$60	$16
Liabilities
Current
Operating	Other current liabilities	$184	$22	$94	$50	$44	$1	$4	$5
Finance	Current maturities of long-term debt	151	6	61	41	20	—	—	—
Noncurrent
Operating	Operating lease liabilities	940	78	606	350	256	18	50	14
Finance	Long-Term Debt	764	283	629	588	41	—	10	—
Total lease liabilities		$2,039	$389	$1,390	$1,029	$361	$19	$64	$19

FINANCIAL STATEMENTS	LEASES

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$230	$24	$118	$63	$55	$2	$6	$4
Operating cash flows from finance leases	50	32	49	45	4	—	1	—
Financing cash flows from finance leases	151	6	61	41	20	—	—	—
Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating(b)	$111	$10	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$245	$25	$117	$62	$55	$2	$6	$5
Operating cash flows from finance leases	55	33	48	42	6	—	—	—
Financing cash flows from finance leases	219	5	37	18	19	—	1	—
Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating(b)	$182	$4	$99	$99	$—	$—	$—	$—
Finance	322	—	322	322	—	—	—	—
(a)    No amounts were classified as investing cash flows from operating leases.
(b)    Does not include ROU assets recorded as a result of the adoption of the new lease standard.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	8	10	8	9	6	15	15	1
Finance leases	10	17	12	12	12	—	23	—
Weighted average discount rate(a)
Operating leases	3.4%	3.8%	3.6%	3.5%	3.8%	4.2%	4.0%	3.3%
Finance leases	7.7%	11.5%	9.1%	9.1%	8.0%	—%	11.9%	—%

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	8	9	8	10	7	16	16	4
Finance leases	10	18	13	13	11	—	24	—
Weighted average discount rate(a)
Operating leases	3.5%	3.5%	3.6%	3.4%	3.8%	4.2%	4.1%	3.6%
Finance leases	7.3%	11.6%	9.0%	9.0%	8.2%	—%	11.9%	—%
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
7. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt and includes debt attributable to the Commercial Renewables Disposal Groups. See Note 2 for further details.

	December 31, 2022
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2023-2082	4.20%	$29,585	$1,150	$2,600	$—	$950	$1,330	$697	$3,390
Secured debt, maturing 2023-2052	4.11%	5,632	1,317	2,383	1,155	1,228	—	—	—
First mortgage bonds, maturing 2023-2052(a)	3.89%	32,645	11,306	16,350	8,776	7,576	1,850	3,138	—
Finance leases, maturing 2023-2051(b)	7.90%	764	284	628	587	41	—	9	—
Tax-exempt bonds, maturing 2027-2046(c)	3.84%	1,331	—	500	500	—	77	352	—
Notes payable and commercial paper(d)	4.50%	4,582	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	1,533	993	389	605	522	585	514
Fair value hedge carrying value adjustment		(5)	—	—	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,016	(21)	(40)	(23)	(16)	(25)	(17)	(9)
Unamortized debt issuance costs(f)		(383)	(70)	(132)	(59)	(70)	(12)	(22)	(18)
Total debt	4.09%	$75,167	$15,499	$23,282	$11,325	$10,314	$3,742	$4,742	$3,877
Short-term notes payable and commercial paper		(3,952)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	(1,233)	(843)	(238)	(605)	(497)	(435)	(514)
Current maturities of long-term debt(g)		(4,154)	(1,018)	(697)	(369)	(328)	(475)	(303)	(45)
Total long-term debt(g)		$67,061	$13,248	$21,742	$10,718	$9,381	$2,770	$4,004	$3,318
(a)Substantially all electric utility property is mortgaged under mortgage bond indentures.
(b)Duke Energy includes $164 million of finance lease purchase accounting adjustments related to Duke Energy Florida related to PPAs that are not accounted for as finance leases in their respective financial statements because of grandfathering provisions in GAAP.
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
(e)Duke Energy includes $1,057 million and $85 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(f)Duke Energy includes $27 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
(g)Refer to Note 18 for additional information on amounts from consolidated VIEs.

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
(b)    Duke Energy includes $256 million of finance lease purchase accounting adjustments related to Duke Energy Florida related to PPAs that are not accounted for as finance leases in their respective financial statements because of grandfathering provisions in GAAP.
(c)    Substantially all tax-exempt bonds are secured by first mortgage bonds, letters of credit or the Master Credit Facility.
(d)    Includes $625 million that was classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper programs was 15 days.
(e)    Duke Energy includes $1,121 million and $100 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(f)    Duke Energy includes $29 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
(g)     Refer to Note 18 for additional information on amounts from consolidated VIEs.
Current Maturities of Long-Term Debt
The following table shows the significant components of Current maturities of Long-Term Debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2022
Unsecured Debt
Duke Energy (Parent)	April 2023	2.875%	$350
Duke Energy (Parent)(a)	June 2023	3.469%	500
Duke Energy (Parent)	October 2023	3.950%	400
Duke Energy Ohio(a)	October 2023	4.272%	150
Duke Energy Indiana(a)	October 2023	4.118%	300
First Mortgage Bonds
Duke Energy Carolinas	March 2023	2.500%	500
Duke Energy Carolinas	March 2023	3.050%	500
Duke Energy Progress	September 2023	3.375%	300
Duke Energy Ohio	September 2023	3.800%	300
Other(b)			854
Current maturities of long-term debt			$4,154
(a)    Debt has a floating interest rate.
(b)    Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Maturities and Call Options
The following table shows the annual maturities of long-term debt for the next five years and thereafter. Amounts presented exclude short-term notes payable, commercial paper and money pool borrowings and debt issuance costs for the Subsidiary Registrants.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2023	$4,154	$1,018	$697	$369	$328	$475	$303	$45
2024	3,216	19	939	72	867	—	4	40
2025	4,322	491	1,040	975	65	245	4	205
2026	2,682	621	345	279	66	45	4	40
2027	3,203	323	947	233	714	102	177	300
Thereafter	52,999	11,884	18,642	9,238	7,753	2,415	3,853	2,760
Total long-term debt, including current maturities	$70,576	$14,356	$22,610	$11,166	$9,793	$3,282	$4,345	$3,390
(a)    Excludes $1,169 million in purchase accounting adjustments related to the Progress Energy merger and the Piedmont acquisition.
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

	December 31, 2022 and 2021
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$312	$—	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$937	$300	$150	$52	$435

(a)    Progress Energy amounts are equal to Duke Energy Progress amounts.
Summary of Significant Debt Issuances
In January 2023, Duke Energy Carolinas issued $1.8 billion of first mortgage bonds. The issuance was split between a $900 million,10-year tranche at 4.95% and a $900 million, 30-year tranche at 5.35%. The net proceeds will be used to refinance $1 billion of Duke Energy Carolinas bonds maturing in March 2023, to pay down short-term debt and for general company purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The following tables summarize significant debt issuances (in millions).

			Year Ended December 31, 2022
				Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Piedmont
Unsecured Debt
May 2022(a)	May 2052	5.050%	$400	$—	$—	$—	$—	$400
June 2022(b)	June 2028	4.750%	645	645	—	—	—	—
June 2022(b)	June 2034	5.306%	537	537	—	—	—	—
August 2022(c)	March 2028	4.300%	900	900	—	—	—	—
August 2022(c)	August 2032	4.500%	1,150	1,150	—	—	—	—
August 2022(c)	August 2052	5.000%	1,150	1,150	—	—		—
December 2022(d)	December 2025	5.000%	500	500	—	—	—	—
December 2022(d)	December 2027	5.000%	500	500	—	—	—	—
First Mortgage Bonds
March 2022(e)	March 2032	2.850%	500	—	500	—	—	—
March 2022(e)	March 2052	3.550%	650	—	650	—	—	—
March 2022(e)	April 2032	3.400%	500	—	—	500	—	—
March 2022(e)	April 2052	4.000%	400	—	—	400	—	—
November 2022(f)	November 2052	5.950%	500	—	—	—	500	—
Tax-exempt Bonds
June 2022(g)	September 2030	4.000%	168	168	—	—	—	—
June 2022(g)	November 2039	4.250%	234	234	—	—	—	—
September 2022(h)	October 2046	3.300%	200	—	—	200		—
September 2022(i)	October 2046	3.700%	210	—	—	210		—
September 2022(i)	October 2046	4.000%	42	—	—	42		—
Total issuances			$9,186	$5,784	$1,150	$1,352	$500	$400
(a)Debt issued to repay a portion of outstanding intercompany short-term debt and for general corporate purposes.
(b)Duke Energy (Parent) issued 600 million euros aggregate principal amount of 3.10% senior notes due June 2028 and 500 million euros aggregate principal amount of 3.85% senior notes due June 2034. Debt issued to repay a $500 million debt maturity, pay down short-term debt and for general corporate purposes. Duke Energy's obligations under its euro-denominated fixed-rate notes were effectively converted to fixed-rate U.S. dollars at issuance through cross-currency swaps, mitigating foreign currency exchange risk associated with the interest and principal payments. See Note 15 for additional information.
(c)Debt issued to repay a portion of short-term debt and for general corporate purposes.
(d)Proceeds will be used to repay a portion of commercial paper and for general corporate purposes.
(e)Debt issued to finance or refinance, in whole or in part, existing or new eligible projects under the sustainable financing framework.
(f)Debt issued to repay a portion of outstanding intercompany short-term debt and for general company purposes.
(g)Debt issued to refund the Ohio Air Quality Development Revenue Refunding bonds, previously held in treasury, which were used to finance or refinance portions of certain solid waste disposal facilities. The mandatory purchase date of these bonds is June 1, 2027.
(h)Debt issued to provide funds to refund the prior bonds, which were used to finance or refinance portions of certain air and water pollution control equipment and solid waste disposal equipment. The mandatory purchase date of these bonds is October 1, 2026.
(i)Debt issued to provide funds to refund the prior bonds, which were used to finance or refinance portions of certain air and water pollution control equipment and solid waste disposal equipment. The mandatory purchase date of these bonds is October 1, 2030.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

			Year Ended December 31, 2021
				Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Piedmont
Unsecured Debt
March 2021a)	March 2031	2.500%	$350	$—	$—	$—	$—	$350
June 2021(b)(c)	June 2023	0.299%	500	500	—	—	—	—
June 2021(c)	June 2031	2.550%	1,000	1,000	—	—	—	—
June 2021(c)	June 2041	3.300%	750	750	—	—	—	—
June 2021(c)	June 2051	3.500%	750	750	—	—	—	—
September 2021(d)	January 2082	3.250%	500	500	—	—	—	—
Secured Debt
November 2021(e)	July 2031	1.679%	100	—	100	—	—	—
November 2021(e)	July 2041	2.617%	137	—	137	—	—	—
November 2021(e)	July 2028	1.295%	221	—	—	221	—	—
November 2021(e)	July 2037	2.387%	352	—	—	352	—	—
November 2021(e)	July 2041	2.799%	197	—	—	197	—	—
First Mortgage Bonds
April 2021(f)	April 2031	2.550%	550	—	550	—	—	—
April 2021(f)	April 2051	3.450%	450	—	450	—	—	—
August 2021(g)	August 2031	2.000%	650	—	—	650	—	—
August 2021(g)	August 2051	2.900%	450	—	—	450	—	—
December 2021(h)	December 2031	2.400%	650	—	—	—	650	—
December 2021(h)	December 2051	3.000%	500	—	—	—	500	—
Total issuances			$8,107	$3,500	$1,237	$1,870	$1,150	$350
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
(h)Proceeds were used to finance or refinance, in whole or in part, existing or new eligible projects under the sustainable financing framework.
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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	December 31, 2022
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$2,375	$1,925	$800	$1,150	$900	$1,050	$800
Reduction to backstop issuances
Commercial paper(b)	(3,685)	463	(1,533)	(389)	(605)	(522)	(585)	(514)
Outstanding letters of credit	(40)	(27)	(4)	(2)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity	$5,194	$2,811	$388	$409	$538	$378	$384	$286
(a)    Represents the sublimit of each borrower.
(b)    Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Consolidated Balance Sheets.
Duke Energy (Parent) Term Loan Facility
On March 9, 2022, Duke Energy (Parent) entered into a Term Loan Credit Agreement (Credit Agreement) with commitments totaling $1.4 billion maturing on March 9, 2024. The maturity date of the Credit Agreement may be extended for up to two years by request of Duke Energy (Parent), upon satisfaction of certain conditions contained in the Credit Agreement. Borrowings under the facility were used to repay amounts drawn under the Three-Year Revolving Credit Facility and for general corporate purposes, including repayment of a portion of Duke Energy's outstanding commercial paper. In December 2022, Duke Energy (Parent) repaid $400 million of the term loan. The balance is classified as Long-Term Debt on Duke Energy's Consolidated Balance Sheets. The Three-Year Revolving Credit Facility was terminated in March 2022.
Duke Energy Florida Term Loan Facility
In October 2022, Duke Energy Florida entered into a term loan facility with commitments totaling $800 million expiring in April 2024. The term loan was fully drawn at the time of closing In October and borrowings were used for storm costs, under-collected fuel and general company purposes. The balance is classified as Long-Term Debt on Duke Energy Florida's Consolidated Balance Sheet.
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
Also in September 2022, to replace another similar prior filing, Duke Energy filed an effective Form S-3 with the SEC to sell up to $4 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $2 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2022, and 2021, was $897 million and $1,066 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
Money Pool and Intercompany Credit Agreements
The Subsidiary Registrants, excluding Progress Energy, are eligible to receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating in this arrangement. The money pool is structured such that the Subsidiary Registrants, excluding Progress Energy, separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between money pool participants. Duke Energy (Parent), may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its subsidiaries, all money pool balances are eliminated within Duke Energy’s Consolidated Balance Sheets.
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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2022, Duke Energy presented approximately $131 million of long-term debt as current on the Consolidated Balance Sheet as a result of a technical default due to the bankruptcy filing of a Duke Energy customer. The Duke Energy Registrants were in compliance with all other covenants related to their debt agreements as of December 31, 2022. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Other Loans
As of December 31, 2022, and 2021, Duke Energy had loans outstanding of $852 million, including $33 million at Duke Energy Progress and $819 million, including $34 million at Duke Energy Progress, respectively, against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
8. GUARANTEES AND INDEMNIFICATIONS
Duke Energy has various financial and performance guarantees and indemnifications with non-consolidated entities, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, debt guarantees and indemnifications and include guarantees and indemnifications related to Commercial Renewables Disposal Groups. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2022, Duke Energy does not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.
On January 2, 2007, Duke Energy completed the spin-off of its previously wholly owned natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2022, the maximum potential amount of future payments associated with these guarantees were $40 million, the majority of which expire by 2028.
In October 2017, ACP executed a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Duke Energy entered into a guarantee agreement to support its share of the ACP revolving credit facility. In July 2020, ACP reduced the size of the credit facility to $1.9 billion. Duke Energy's maximum exposure to loss under the terms of the guarantee was $860 million as of December 31, 2020. This amount represented 47% of the outstanding borrowings under the credit facility and was recognized within Other Current Liabilities on the Consolidated Balance Sheets at December 31, 2020, of which $95 million was previously recognized due the adoption of new guidance for credit losses effective January 1, 2020. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. See Notes 4 and 13 for more information.
In addition to the Spectra Capital and ACP revolving credit facility guarantees above, Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of these entities. The maximum potential amount of future payments required under these guarantees as of December 31, 2022, was $33 million of which all expire between 2024 and 2030, with the remaining performance guarantees having no contractual expiration. Additionally, certain guarantees have uncapped maximum potential payments; however, Duke Energy does not believe these guarantees will have a material effect on its results of operations, cash flows or financial position.
Duke Energy uses bank-issued standby letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank that are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2022, Duke Energy had issued a total of $667 million in letters of credit, which expire between 2023 and 2028. The unused amount under these letters of credit was $35 million.
Duke Energy recognized $2 million and $3 million as of December 31, 2022, and 2021, respectively, primarily in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets, for the guarantees discussed above. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.
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

FINANCIAL STATEMENTS	JOINT OWNERSHIP OF GENERATING AND TRANSMISSION FACILITIES
The following table presents the Duke Energy Registrants' interest of jointly owned plant or facilities and amounts included on the Consolidated Balance Sheets. All facilities are operated by the Duke Energy Registrants and are included in the Electric Utilities and Infrastructure segment.

	December 31, 2022
				Construction
	Ownership	Property, Plant	Accumulated	Work in
(in millions except for ownership interest)	Interest	and Equipment	Depreciation	Progress
Duke Energy Carolinas
Catawba (units 1 and 2)(a)	19.25%	$1,047	$546	$32
W.S. Lee CC(b)	87.27%	613	86	48
Duke Energy Indiana
Gibson (unit 5)(c)	50.05%	450	241	2
Vermillion(d)	62.50%	182	113	1
Transmission and local facilities(c)	Various	6,718	1,510	157
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
The following table presents the AROs recorded on the Consolidated Balance Sheets.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$7,261	$3,009	$4,217	$3,948	$270	$—	$—	$—
Closure of ash impoundments	5,176	2,309	1,862	1,833	29	95	911	—
Other	291	64	102	42	59	59	40	26
Total asset retirement obligation	$12,728	$5,382	$6,181	$5,823	$358	$154	$951	$26
Less: Current portion	773	261	289	288	1	17	207	—
Total noncurrent asset retirement obligation	$11,955	$5,121	$5,892	$5,535	$357	$137	$744	$26
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

	Annual Funding	Decommissioning
(in millions)	Requirement(a)	Costs(a)	Year of Cost Study
Duke Energy	$10	$9,105	2018 or 2019
Duke Energy Carolinas(b)(c)	—	4,365	2018
Duke Energy Progress(d)	10	4,181	2019
Duke Energy Florida(e)	—	559	N/A

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
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

	December 31,
(in millions)	2022	2021
Duke Energy	$7,466	$8,933
Duke Energy Carolinas	4,208	5,068
Duke Energy Progress	3,258	3,865
Nuclear Operating Licenses
As described in Note 4, Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. The following table includes the current expiration of nuclear operating licenses.

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

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
The ARO amount recorded on the Consolidated Balance Sheets is based upon estimated closure costs for impacted ash impoundments. The amount recorded represents the discounted cash flows for estimated closure costs based upon specific closure plans. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from ash basins, consolidating material as necessary and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with standards set by federal and state regulations and other agreements. The ARO amount will be adjusted as additional information is gained through the closure and post-closure process, including acceptance and approval of compliance approaches, which may change management assumptions, and may result in a material change to the balance. See ARO Liability Rollforward section below for information on revisions made to the coal ash liability during 2022 and 2021.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets, respectively, on the Consolidated Balance Sheets. See Note 4 for additional information on Regulatory assets related to AROs and Note 5 for additional information on commitments and contingencies.
Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. See Note 4 for additional information on recovery of coal ash costs.
ARO Liability Rollforward
The following tables present changes in the liability associated with AROs.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2020	$12,854	$5,350	$6,149	$5,635	$514	$111	$1,176	$20
Accretion expense(a)	504	242	229	212	17	4	35	1
Liabilities settled(b)	(613)	(210)	(324)	(214)	(110)	(3)	(77)	—
Liabilities incurred in the current year	14	8	6	—	6	—	—	—
Revisions in estimates of cash flows(c)	(159)	(89)	52	42	10	24	(147)	1
Balance at December 31, 2021	12,600	5,301	6,112	5,675	437	136	987	22
Accretion expense(a)	501	242	229	215	14	6	30	1
Liabilities settled(b)	(680)	(234)	(334)	(228)	(106)	(13)	(98)	—
Liabilities incurred in the current year	22	—	18	—	18	—	5	—
Revisions in estimates of cash flows(c)	285	73	156	161	(5)	25	27	3
Balance at December 31, 2022	$12,728	$5,382	$6,181	$5,823	$358	$154	$951	$26
(a)    Substantially all accretion expense for the years ended December 31, 2022, and 2021, relates to Duke Energy’s regulated operations and has been deferred in accordance with regulatory accounting treatment.
(b)    Amounts primarily relate to ash impoundment closures and nuclear decommissioning.
(c)    The amounts recorded represent the discounted cash flows for estimated closure costs as evaluated on a site-by-site basis. The increases in 2022 primarily relate to higher unit costs associated with basin closure and routine maintenance. The decreases in 2021 primarily relate to revised basin closure cost estimates, partially offset by increases related to new closure plan approvals, post closure maintenance and beneficiation costs.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT
11. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment for Duke Energy and its subsidiary registrants.

	December 31, 2022
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,232	$565	$993	$496	$497	$230	$124	$295
Plant – Regulated
Electric generation, distribution and transmission	39	126,016	46,640	55,872	33,336	22,536	6,900	16,604	—
Natural gas transmission and distribution	56	13,174	—	—	—	—	3,773	—	9,401
Other buildings and improvements	40	2,537	973	647	341	306	398	336	183
Plant – Nonregulated
Other buildings and improvements	10	369	—	—	—	—	—	—	—
Nuclear fuel		3,081	1,723	1,358	1,358	—	—	—	—
Equipment	13	2,959	710	936	567	369	441	356	125
Construction in process		7,381	2,671	3,073	1,317	1,756	375	381	478
Other	15	6,090	1,368	1,943	1,460	476	380	320	387
Total property, plant and equipment(a)		163,839	54,650	64,822	38,875	25,940	12,497	18,121	10,869
Total accumulated depreciation – regulated(b)(c)		(50,544)	(18,669)	(20,584)	(14,201)	(6,377)	(3,250)	(6,021)	(2,081)
Total accumulated depreciation – nonregulated(d)		(1,556)	—	—	—	—	—	—	—
Facilities to be retired, net		9	—	—	—	—	—	—	9
Total net property, plant and equipment		$111,748	$35,981	$44,238	$24,674	$19,563	$9,247	$12,100	$8,797
(a)    Includes finance leases of $816 million, $335 million, $674 million, $590 million, $84 million and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $233 million, $81 million and $152 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,683 million, $934 million, $749 million and $749 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $7 million, $51 million and $4 million at Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of ($1 million) at Duke Energy.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2021
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,145	$543	$957	$482	$475	$219	$122	$279
Plant – Regulated
Electric generation, distribution and transmission	40	120,855	44,910	53,447	32,417	21,030	6,573	15,925	—
Natural gas transmission and distribution	54	12,079	—	—	—	—	3,347	—	8,732
Other buildings and improvements	37	1,921	550	514	228	286	381	321	155
Plant – Nonregulated
Other buildings and improvements	11	401	—	—	—	—	—	—	—
Nuclear fuel		3,181	1,856	1,325	1,325	—	—	—	—
Equipment	13	2,659	614	791	497	294	403	262	122
Construction in process		5,979	2,078	2,297	954	1,343	515	460	262
Other	14	5,276	1,323	1,563	1,115	437	287	253	368
Total property, plant and equipment(a)		154,496	51,874	60,894	37,018	23,865	11,725	17,343	9,918
Total accumulated depreciation – regulated(b)(c)		(47,611)	(17,854)	(19,214)	(13,387)	(5,819)	(3,106)	(5,583)	(1,899)
Total accumulated depreciation – nonregulated(d)		(1,493)	—	—	—	—	—	—	—
Facilities to be retired, net		144	102	26	26	—	6	—	11
Total net property, plant and equipment		$105,536	$34,122	$41,706	$23,657	$18,046	$8,625	$11,760	$8,030
(a)    Includes finance leases of $958 million, $335 million, $729 million, $627 million, $102 million, and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $178 million, $45 million and $133 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,799 million, $1,064 million, $735 million and $735 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $9 million, $33 million, and $3 million at Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of ($1 million) at Duke Energy.
Duke Energy continues to execute on its business transformation strategy, including the evaluation of in-office work policies considering the experience with the COVID-19 pandemic and also workforce realignment of roles and responsibilities. In May 2021, Duke Energy management approved the sale of certain properties and entered into an agreement to exit certain leased space on December 31, 2021. The sale of the properties is subject to abandonment accounting and resulted in an impairment charge. Additionally, the exit of the leased space resulted in the impairment of related furniture, fixtures and equipment. During the year ended December 31, 2021, Duke Energy recorded a pretax charge to earnings of $192 million on the Consolidated Statements of Operations, which includes $133 million within Impairment of assets and other charges, $42 million within Operations, maintenance and other and $17 million within Depreciation and amortization.
The following table presents capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2022	2021	2020
Duke Energy	$118	$66	$96
Duke Energy Carolinas	50	29	28
Progress Energy	26	20	17
Duke Energy Progress	19	14	12
Duke Energy Florida	7	6	5
Duke Energy Ohio	14	20	26
Duke Energy Indiana(a)	3	(17)	10
Piedmont	4	9	8
(a)    In 2021, Duke Energy Indiana is primarily compromised of ($24 million) of PISCC amortization, which is partially offset by $7 million of the debt component of AFUDC.

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS
12. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Consolidated Balance Sheets at December 31, 2022, and 2021. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Consolidated Balance Sheets at December 31, 2022, and 2021.
Progress Energy
Progress Energy's Goodwill is included in the EU&I segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the GU&I segment and there are no accumulated impairment charges.
Goodwill Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in 2022.
INTANGIBLE ASSETS
The following tables show the carrying amount and accumulated amortization of intangible assets included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2022, and 2021.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	210	84	124	124	—	2	—	—
Other	55	—	4	1	3	—	—	22
Total gross carrying amounts	273	84	133	127	6	2	2	22
Accumulated amortization – other	(8)	—	(1)	—	(1)	—	—	(2)
Total accumulated amortization	(8)	—	(1)	—	(1)	—	—	(2)
Total intangible assets, net	$265	$84	$132	$127	$5	$2	$2	$20

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	204	73	131	131	—	—	—	—
Natural gas, coal and power contracts	24	—	—	—	—	—	24	—
Other	28	—	—	—	—	—	—	—
Total gross carrying amounts	264	73	136	133	3	—	26	—
Accumulated amortization – natural gas, coal and power contracts	(24)	—	—	—	—	—	(24)	—
Accumulated amortization – other	(4)	—	—	—	—	—	—	—
Total accumulated amortization	(28)	—	—	—	—	—	(24)	—
Total intangible assets, net	$236	$73	$136	$133	$3	$—	$2	$—
Amortization Expense
Amortization expense amounts for other intangible assets are immaterial for the years ended December 31, 2022, 2021 and 2020, and are expected to be immaterial for the next five years as of December 31, 2022.

FINANCIAL STATEMENTS	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
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

	Years Ended December 31,
	2022		2021		2020
		Equity in		Equity in	Equity in
		earnings		earnings	earnings
(in millions)	Investments	(losses)	Investments	(losses)	(losses)
Electric Utilities and Infrastructure	$99	$7	$104	$7	$(1)
Gas Utilities and Infrastructure	240	21	231	8	(2,017)
Other	116	85	122	47	13
Total	$455	$113	$457	$62	$(2,005)
During the years ended December 31, 2022, 2021 and 2020, Duke Energy received distributions from equity investments of $111 million, $56 million and $34 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. During the years ended December 31, 2022, 2021 and 2020, Duke Energy received distributions from equity investments of $6 million, $14 million and $23 million, respectively, which are included in Return of investment capital within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
During the years ended December 31, 2022, 2021 and 2020, Piedmont received distributions from equity investments of $31 million, $8 million and $2 million, respectively, which are included in Other assets within Cash Flows from Operating Activities. During the years ended December 31, 2021, and 2020, Piedmont received distributions from equity investments of $2 million and $2 million, respectively, which are included within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows. Amounts received during the year ended December 31, 2022, included in Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows were immaterial.
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
Duke Energy owns a 47% interest in the ACP pipeline. In 2020, Duke Energy determined it would no longer continue its investment in the construction of the ACP pipeline. See Notes 4 and 8 for further information.
Storage Facilities
Piedmont owns a 45% interest in Pine Needle, an interstate LNG storage facility located in North Carolina, and a 50% interest in Hardy Storage, an underground interstate natural gas storage facility located in West Virginia.
Renewable Natural Gas Investments
Duke Energy owns a 29.68% investment in SustainRNG, a developer of renewable natural gas projects, a 70% interest in Sustain T&W, SustainRNG's renewable natural gas project located in Georgia, and a 70% interest in Sustain Liberty, SustainRNG's renewable natural gas project located in North Carolina.

Other
Duke Energy has a 17.5% indirect economic ownership interest and a 25% board representation and voting rights interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia.

FINANCIAL STATEMENTS	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Significant Subsidiaries
For the year ended December 31, 2020, Duke Energy's investment in ACP met the requirements of S-X Rule 4-08(g) to provide summarized financial information. The following table provides summary information for ACP as required under S-X Rule 1-02(bb) for the period of significance in Duke Energy's consolidated statements of operations. For the years ended December 31, 2022, and 2021, there were no investments that met the significance requirements.

Year Ended
December 31, 2020
Net revenues	$—
Operating loss	(4,612)
Net loss	(4,512)

Net loss attributable to Duke Energy	$(2,121)
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

	Years Ended December 31,
(in millions)	2022	2021	2020
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$838	$894	$753
Indemnification coverages(b)	28	24	20
Joint Dispatch Agreement (JDA) revenue(c)	109	41	25
JDA expense(c)	600	207	114
Intercompany natural gas purchases(d)	12	11	15
Progress Energy
Corporate governance and shared service expenses(a)	$818	$856	$715
Indemnification coverages(b)	43	41	36
JDA revenue(c)	600	207	114
JDA expense(c)	109	41	25
Intercompany natural gas purchases(d)	76	75	75
Duke Energy Progress
Corporate governance and shared service expenses(a)	$469	$504	$420
Indemnification coverages(b)	20	19	17
JDA revenue(c)	600	207	114
JDA expense(c)	109	41	25
Intercompany natural gas purchases(d)	76	75	75
Duke Energy Florida
Corporate governance and shared service expenses(a)	$349	$352	$295
Indemnification coverages(b)	23	22	19
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$334	$329	$326
Indemnification coverages(b)	5	4	4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$447	$409	$401
Indemnification coverages(b)	8	8	8
Piedmont
Corporate governance and shared service expenses(a)	$155	$139	$140
Indemnification coverages(b)	3	3	3
Intercompany natural gas sales(d)	88	86	90
Natural gas storage and transportation costs(e)	23	22	23

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
December 31, 2022
Intercompany income tax receivable	$—	$95	$36	$17	$—	$—	$—
Intercompany income tax payable	37	—	—	—	17	18	38

December 31, 2021
Intercompany income tax receivable	$—	$—	$—	$40	$19	$—	$—
Intercompany income tax payable	62	—	84	—	—	10	27
15. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity, interest rate and foreign currency contracts to manage commodity price risk, interest rate risk and foreign currency exchange rate risk. The primary use of commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Piedmont enters into natural gas supply contracts to provide diversification, reliability and natural gas cost benefits to its customers. Interest rate derivatives are used to manage interest rate risk associated with borrowings. Foreign currency derivatives are used to manage risk related to foreign currency exchange rates on certain issuances of debt. Derivatives related to interest rate risk for the Commercial Renewables Disposal Groups are included in the following disclosures. See Note 2 for further information.
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. See Note 2 for information on the de-designation of interest rate swaps and related gain reclassified out of AOCI for the year ended December 31, 2022, related to the Commercial Renewables Disposal Groups. Gains and losses reclassified out of AOCI for the years ended December 31, 2021, and 2020, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$500	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,979	1,250	800	500	300	300	27
Total notional amount	$3,479	$1,250	$800	$500	$300	$300	$27

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Indiana	Ohio
Cash flow hedges	$2,415	$—	$—	$—	$—	$—
Undesignated contracts	1,177	350	500	500	300	27
Total notional amount	$3,592	$350	$500	$500	$300	$27
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

	December 31, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	14,086	—	—	—	1,820	12,266	—
Natural gas (millions of Dth)	909	307	292	292	—	11	299

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2021
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	12,369	—	—	—	1,681	10,688	—
Natural gas (millions of Dth)	823	264	215	215	—	8	336
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
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk. There were no fair value hedges in 2021.

	December 31, 2022
			Receive				Fair Value
	Pay Notional		Notional		Receive	Hedge	Gain (Loss)(a)
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	(in millions)
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(3)
	537	5.31%	500	euros	3.85%	June 2034	(2)
Total notional amount	$1,182		1,100	euros			$(5)
(a)    Amounts are recorded in Other Income and expenses, net on the Consolidated Statement of Operations, which offsets an equal translation adjustment of the foreign denominated debt. See the Consolidated Statements of Comprehensive Income for amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded.
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

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$265	$132	$99	$99	$—	$5	$29	$—
Noncurrent	213	104	108	108	—	—	—	—
Total Derivative Assets – Commodity Contracts	$478	$236	$207	$207	$—	$5	$29	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$101	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	$228	$94	$41	$23	$17	$—	$81	$—
Noncurrent	29	—	—	—	—	—	—	—
Total Derivative Assets – Interest Rate Contracts	$358	$94	$41	$23	$17	$—	$81	$—
Total Derivative Assets	$836	$330	$248	$230	$17	$5	$110	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$175	$96	$36	$18	$19	$—	$16	$27
Noncurrent	202	31	30	30	—	—	—	141
Total Derivative Liabilities – Commodity Contracts	$377	$127	$66	$48	$19	$—	$16	$168
Interest Rate Contracts
Not Designated as Hedging Instruments
Noncurrent	2	—	—	—	—	2	—	—
Total Derivative Liabilities – Interest Rate Contracts	$2	$—	$—	$—	$—	$2	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$18	$—	$—	$—	$—	$—	$—	$—
Noncurrent	40	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$58	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$437	$127	$66	$48	$19	$2	$16	$168

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$199	$99	$72	$72	$—	$2	$23	$3
Noncurrent	113	63	50	50	—	—	—	—
Total Derivative Assets – Commodity Contracts	$312	$162	$122	$122	$—	$2	$23	$3
Interest Rate Contracts
Designated as Hedging Instruments
Current	$3	$—	$—	$—	$—	$—	$—	$—
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$2	$—	$2	$2	$—	$—	$—	$—
Total Derivative Assets – Interest Rate Contracts	$8	$—	$2	$2	$—	$—	$—	$—
Total Derivative Assets	$320	$162	$124	$124	$—	$2	$23	$3

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Not Designated as Hedging Instruments
Current	$72	$18	$19	$5	$14	$—	$13	$21
Noncurrent	132	9	5	5	—	—	—	118
Total Derivative Liabilities – Commodity Contracts	$204	$27	$24	$10	$14	$—	$13	$139
Interest Rate Contracts
Designated as Hedging Instruments
Current	$75	$—	$—	$—	$—	$—	$—	$—
Noncurrent	21	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	10	8	—	—	—	1	—	—
Noncurrent	18	—	—	—	—	4	14	—
Total Derivative Liabilities – Interest Rate Contracts	$124	$8	$—	$—	$—	$5	$14	$—
Total Derivative Liabilities	$328	$35	$24	$10	$14	$5	$27	$139
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

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$594	$226	$140	$122	$17	$5	$110	$—
Gross amounts offset	(64)	(33)	(30)	(30)	—	—	—	—
Net amounts presented in Current Assets: Other	$530	$193	$110	$92	$17	$5	$110	$—
Noncurrent
Gross amounts recognized	$242	$104	$108	$108	$—	$—	$—	$—
Gross amounts offset	(97)	(40)	(57)	(57)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$145	$64	$51	$51	$—	$—	$—	$—

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$193	$96	$36	$18	$19	$—	$16	$27
Gross amounts offset	(49)	(15)	(18)	(18)	—	—	(16)	—
Net amounts presented in Current Liabilities: Other	$144	$81	$18	$—	$19	$—	$—	$27
Noncurrent
Gross amounts recognized	$244	$31	$30	$30	$—	$2	$—	$141
Gross amounts offset	(59)	(29)	(30)	(30)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$185	$2	$—	$—	$—	$2	$—	$141

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$204	$99	$74	$74	$—	$2	$23	$3
Gross amounts offset	(25)	(16)	(9)	(9)	—	—	—	—
Net amounts presented in Current Assets: Other	$179	$83	$65	$65	$—	$2	$23	$3
Noncurrent
Gross amounts recognized	$116	$63	$50	$50	$—	$—	$—	$—
Gross amounts offset	(23)	(15)	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$93	$48	$42	$42	$—	$—	$—	$—

Derivative Liabilities	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$157	$26	$19	$5	$14	$1	$13	$21
Gross amounts offset	(11)	(6)	(5)	(5)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$146	$20	$14	$—	$14	$1	$13	$21
Noncurrent
Gross amounts recognized	$171	$9	$5	$5	$—	$4	$14	$118
Gross amounts offset	(12)	(8)	(5)	(5)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$159	$1	$—	$—	$—	$4	$14	$118
OBJECTIVE CREDIT CONTINGENT FEATURES
Certain derivative contracts contain objective credit contingent features. These features include the requirement to post cash collateral or letters of credit if specific events occur, such as a credit rating downgrade below investment grade. The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit risk-related payment provisions.

	December 31, 2022
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$141	$86	$55	$48	$7
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	141	86	55	48	7

	December 31, 2021
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$32	$18	$14	$10	$4
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	32	18	14	10	4
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of December 31, 2022, and 2021.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$215	$—	$—	$160
Equity securities	3,658	105	5,871	4,905	43	7,350
Corporate debt securities	1	85	641	39	6	829
Municipal bonds	—	39	330	14	1	314
U.S. government bonds	2	112	1,423	31	12	1,568
Other debt securities	—	18	156	3	1	180
Total NDTF Investments	$3,661	$359	$8,636	$4,992	$63	$10,401
Other Investments
Cash and cash equivalents	$—	$—	$22	$—	$—	$36
Equity securities	21	16	128	36	—	156
Corporate debt securities	—	12	84	2	1	119
Municipal bonds	—	3	78	3	1	80
U.S. government bonds	—	2	62	—	—	56
Other debt securities	—	3	41	—	1	45
Total Other Investments	$21	$36	$415	$41	$3	$492
Total Investments	$3,682	$395	$9,051	$5,033	$66	$10,893

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2022, 2021 and 2020, were as follows.

	Years Ended December 31,
(in millions)	2022	2021	2020
FV-NI:
Realized gains	$201	$724	$366
Realized losses	316	141	174
AFS:
Realized gains	28	56	96
Realized losses	151	54	51
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$117	$—	$—	$53
Equity securities	2,147	51	3,367	2,887	19	4,265
Corporate debt securities	1	62	401	24	4	506
Municipal bonds	—	10	64	2	—	48
U.S. government bonds	1	51	685	16	3	712
Other debt securities	—	18	148	3	1	175
Total NDTF Investments	$2,149	$192	$4,782	$2,932	$27	$5,759
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2022, 2021 and 2020, were as follows.

	Years Ended December 31,
(in millions)	2022	2021	2020
FV-NI:
Realized gains	$124	$440	$64
Realized losses	177	96	99
AFS:
Realized gains	22	38	60
Realized losses	86	37	37

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$98	$—	$—	$107
Equity securities	1,511	54	2,504	2,018	24	3,085
Corporate debt securities	—	23	240	15	2	323
Municipal bonds	—	29	266	12	1	266
U.S. government bonds	1	61	738	15	9	856
Other debt securities	—	—	8	—	—	5
Total NDTF Investments	$1,512	$167	$3,854	$2,060	$36	$4,642
Other Investments
Cash and cash equivalents	$—	$—	$11	$—	$—	$20
Municipal bonds	—	—	25	2	—	26
Total Other Investments	$—	$—	$36	$2	$—	$46
Total Investments	$1,512	$167	$3,890	$2,062	$36	$4,688
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2022, 2021 and 2020, were as follows.

	Years Ended December 31,
(in millions)	2022	2021	2020
FV-NI:
Realized gains	$77	$284	$302
Realized losses	139	45	75
AFS:
Realized gains	6	16	24
Realized losses	48	14	13
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$56	$—	$—	$94
Equity securities	1,431	54	2,411	1,915	23	2,970
Corporate debt securities	—	22	230	15	2	282
Municipal bonds	—	29	266	12	1	266
U.S. government bonds	1	37	460	15	3	472
Other debt securities	—	—	7	—	—	5
Total NDTF Investments	$1,432	$142	$3,430	$1,957	$29	$4,089
Other Investments
Cash and cash equivalents	$—	$—	$9	$—	$—	$16
Total Other Investments	$—	$—	$9	$—	$—	$16
Total Investments	$1,432	$142	$3,439	$1,957	$29	$4,105

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2022, 2021 and 2020, were as follows.

	Years Ended December 31,
(in millions)	2022	2021	2020
FV-NI:
Realized gains	$76	$283	$52
Realized losses	136	44	59
AFS:
Realized gains	6	15	24
Realized losses	44	13	13
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$42	$—	$—	$13
Equity securities	80	—	93	103	1	115
Corporate debt securities	—	1	10	—	—	41
U.S. government bonds	—	24	278	—	6	384
Other debt securities	—	—	1	—	—	—
Total NDTF Investments(a)	$80	$25	$424	$103	$7	$553
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$3
Municipal bonds	—	—	25	2	—	26
Total Other Investments	$—	$—	$26	$2	$—	$29
Total Investments	$80	$25	$450	$105	$7	$582
(a)    During the years ended December 31, 2022, and 2021, Duke Energy Florida continued to receive reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2022, 2021 and 2020, were as follows.

	Years Ended December 31,
(in millions)	2022	2021	2020
FV-NI:
Realized gains	$1	$1	$250
Realized losses	3	1	16
AFS:
Realized gains	—	1	—
Realized losses	4	1	—

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	December 31, 2022			December 31, 2021
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$—
Equity securities	2	16	79	6	—	97
Corporate debt securities	—	1	8	—	—	6
Municipal bonds	—	3	45	1	1	46
U.S. government bonds	—	—	7	—	—	12
Total Investments	$2	$20	$140	$7	$1	$161
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2022, 2021 and 2020, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	December 31, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$137	$7	$89	$24	$65	$8
Due after one through five years	807	287	443	244	199	22
Due after five through 10 years	469	230	193	178	15	6
Due after 10 years	1,402	774	552	517	35	24
Total	$2,815	$1,298	$1,277	$963	$314	$60
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
Interest rate derivatives
Most over-the-counter interest rate contract derivatives are valued using financial models that utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties. Derivatives related to interest rate risk for the Commercial Renewables Disposal Groups are included in the following disclosures. See Note 2 for further information.
Other fair value considerations
See Note 2 for further information on the valuation of the Commercial Renewables Disposal Groups. See Note 12 for a discussion of the valuation of goodwill and intangible assets.
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

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$215	$215	$—	$—	$—
NDTF equity securities	5,871	5,829	—	—	42
NDTF debt securities	2,550	780	1,770	—	—
Other equity securities	128	128	—	—	—
Other debt securities	265	55	210	—	—
Other cash and cash equivalents	22	22	—	—	—
Derivative assets	836	1	801	34	—
Total assets	9,887	7,030	2,781	34	42
Derivative liabilities	(437)	(16)	(421)	—	—
Net assets (liabilities)	$9,450	$7,014	$2,360	$34	$42

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$160	$160	$—	$—	$—
NDTF equity securities	7,350	7,300	—	—	50
NDTF debt securities	2,891	967	1,924	—	—
Other equity securities	156	156	—	—	—
Other debt securities	300	45	255	—	—
Other cash and cash equivalents	36	36	—	—	—
Derivative assets	320	3	293	24	—
Total assets	11,213	8,667	2,472	24	50
Derivative liabilities	(327)	(13)	(314)	—	—
Net assets (liabilities)	$10,886	$8,654	$2,158	$24	$50

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2022	2021
Balance at beginning of period	$24	$8
Purchases, sales, issuances and settlements:
Purchases	78	21
Settlements	(36)	(20)
Total gains (losses) included on the Consolidated Balance Sheet	(32)	15
Balance at end of period	$34	$24
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$117	$117	$—	$—
NDTF equity securities	3,367	3,325	—	42
NDTF debt securities	1,298	323	975	—
Derivative assets	330	—	330	—
Total assets	5,112	3,765	1,305	42
Derivative liabilities	(127)	—	(127)	—
Net assets	$4,985	$3,765	$1,178	$42

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$53	$53	$—	$—
NDTF equity securities	4,265	4,215	—	50
NDTF debt securities	1,441	339	1,102	—
Derivative assets	162	—	162	—
Total assets	5,921	4,607	1,264	50
Derivative liabilities	(35)	—	(35)	—
Net assets	$5,886	$4,607	$1,229	$50
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$98	$98	$—	$107	$107	$—
NDTF equity securities	2,504	2,504	—	3,085	3,085	—
NDTF debt securities	1,252	457	795	1,450	628	822
Other debt securities	25	—	25	26	—	26
Other cash and cash equivalents	11	11	—	20	20	—
Derivative assets	248	—	248	124	—	124
Total assets	4,138	3,070	1,068	4,812	3,840	972
Derivative liabilities	(66)	—	(66)	(24)	—	(24)
Net assets	$4,072	$3,070	$1,002	$4,788	$3,840	$948

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$56	$56	$—	$94	$94	$—
NDTF equity securities	2,411	2,411	—	2,970	2,970	—
NDTF debt securities	963	225	738	1,025	289	736
Other cash and cash equivalents	9	9	—	16	16	—
Derivative assets	230	—	230	124	—	124
Total assets	3,669	2,701	968	4,229	3,369	860
Derivative liabilities	(48)	—	(48)	(10)	—	(10)
Net assets	$3,621	$2,701	$920	$4,219	$3,369	$850
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$42	$42	$—	$13	$13	$—
NDTF equity securities	93	93	—	115	115	—
NDTF debt securities	289	232	57	425	339	86
Other debt securities	25	—	25	26	—	26
Other cash and cash equivalents	1	1	—	3	3	—
Derivative assets	17	—	17	—	—	—
Total assets	467	368	99	582	470	112
Derivative liabilities	(19)	—	(19)	(14)	—	(14)
Net assets	$448	$368	$80	$568	$470	$98
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets were not material at December 31, 2022, and 2021.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2022				December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$79	$79	$—	$—	$97	$97	$—	$—
Other debt securities	60	—	60	—	64	—	64	—
Other cash equivalents	1	1	—	—	—	—	—	—
Derivative assets	110	—	81	29	23	1	—	22
Total assets	250	80	141	29	184	98	64	22
Derivative liabilities	(16)	(16)	—	—	(27)	(13)	(14)	—
Net assets	$234	$64	$141	$29	$157	$85	$50	$22

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2022	2021
Balance at beginning of period	$22	$6
Purchases, sales, issuances and settlements:
Purchases	74	18
Settlements	(32)	(16)
Total (losses) gains included on the Consolidated Balance Sheet	(35)	14
Balance at end of period	$29	$22
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2022			December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$—	$—	$—	$3	$3	$—
Derivative liabilities	(168)	—	(168)	(139)	—	(139)
Net (liabilities) assets	$(168)	$—	$(168)	$(136)	$3	$(139)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2022
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$0.89	–	$6.25	$3.35
Duke Energy Indiana
FTRs	29	RTO auction pricing	FTR price – per MWh	0.09	–	21.79	2.74
Duke Energy
Total Level 3 derivatives	$34

	December 31, 2021
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$2	RTO auction pricing	FTR price – per MWh	$0.06	–	$1.79	$0.96
Duke Energy Indiana
FTRs	22	RTO auction pricing	FTR price – per MWh	(1.18)	–	13.11	2.68
Duke Energy
Total Level 3 derivatives	$24

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. The following disclosures include debt attributable to the Commercial Renewables Disposal Groups. See Note 2 for further details. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	December 31, 2022		December 31, 2021
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$71,215	$63,454	$63,835	$69,683
Duke Energy Carolinas	14,266	12,943	13,275	15,101
Progress Energy	22,439	20,467	20,823	23,751
Duke Energy Progress	11,087	9,689	10,249	11,252
Duke Energy Florida	9,709	8,991	8,482	9,772
Duke Energy Ohio	3,245	2,927	3,193	3,570
Duke Energy Indiana	4,307	3,913	4,323	5,067
Piedmont	3,363	2,940	2,968	3,278
(a)    Book value of long-term debt includes $1.17 billion as of December 31, 2022, and $1.25 billion as of December 31, 2021, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both December 31, 2022, and December 31, 2021, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2022, 2021 and 2020, or is expected to be provided in the future, that was not previously contractually required.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2025	January 2025	April 2025	April 2023
Credit facility amount	$350	$500	$400	$250
Amounts borrowed at December 31, 2022	350	471	400	250
Amounts borrowed at December 31, 2021	350	475	350	250
Restricted Receivables at December 31, 2022	917	928	793	490
Restricted Receivables at December 31, 2021	587	844	574	427
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,
(in millions)	2022	2021
Receivables of VIEs	$6	$5
Regulatory Assets: Current	55	54
Current Assets: Other	41	39
Other Noncurrent Assets: Regulatory assets	826	883
Current Liabilities: Other	9	9
Current maturities of long-term debt	56	56
Long-Term Debt	890	946
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
In November 2021, DECNCSF and DEPNCSF issued $237 million and $770 million of senior secured bonds, respectively and used the proceeds to acquire storm recovery property from Duke Energy Carolinas and Duke Energy Progress. The storm recovery property was created by state legislation and NCUC financing orders for the purpose of financing storm costs incurred in 2018 and 2019. The storm recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable charge from all Duke Energy Carolinas’ and Duke Energy Progress’ retail customers until the bonds are paid in full and all financing costs have been recovered. The storm recovery bonds are secured by the storm recovery property and cash collections from the storm recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Carolinas or Duke Energy Progress. For additional information, see Notes 4 and 7.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
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
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	Duke Energy Carolinas		Duke Energy Progress
	December 31,		December 31,
(in millions)	2022	2021	2022	2021
Regulatory Assets: Current	$12	$12	$39	$39
Current Assets: Other	8	—	29	—
Other Noncurrent Assets: Regulatory assets	208	220	681	720
Other Noncurrent Assets: Other	1	1	2	4
Current maturities of long-term debt	10	5	34	15
Current Liabilities: Other	3	1	8	2
Long-Term Debt	219	228	714	747
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Consolidated Balance Sheets.

	December 31, 2022
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$198	$317
Investments in equity method unconsolidated affiliates	43	—	—
Other noncurrent assets	45	—	—
Total assets	$88	$198	$317
Other current liabilities	59	—	—
Other noncurrent liabilities	47	—	—
Total liabilities	$106	$—	$—
Net (liabilities) assets	$(18)	$198	$317

	December 31, 2021
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$79	$97
Investments in equity method unconsolidated affiliates	15	—	—
Other noncurrent assets	61	—	—
Total assets	$76	$79	$97
Other current liabilities	47	—	—
Other noncurrent liabilities	54	—	—
Total liabilities	$101	$—	$—
Net (liabilities) assets	$(25)	$79	$97
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.
Natural Gas Investments
Duke Energy has investments in various joint ventures including pipeline and renewable natural gas projects. These entities are considered VIEs due to having insufficient equity to finance their own activities without subordinated financial support. Duke Energy does not have the power to direct the activities that most significantly impact the economic performance, the obligation to absorb losses or the right to receive benefits of these VIEs and therefore does not consolidate these entities.
Duke Energy has a 47% ownership interest in ACP. In 2020, Duke Energy determined that it would no longer invest in the construction of the ACP pipeline. In February 2021, Duke Energy paid approximately $855 million to fund ACP's outstanding debt, relieving Duke Energy of its guarantee. See Notes 4, 8 and 13 for further information regarding this transaction.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2022	2021	2022	2021
Anticipated credit loss ratio	0.5%	0.5%	0.3%	0.3%
Discount rate	2.7%	1.1%	2.7%	1.1%
Receivable turnover rate	13.5%	13.5%	11.3%	11.3%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	December 31,		December 31,
(in millions)	2022	2021	2022	2021
Receivables sold	$423	$269	$508	$328
Less: Retained interests	198	79	317	97
Net receivables sold	$225	$190	$191	$231
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Sales
Receivables sold	$2,562	$2,023	$1,905	$3,744	$2,909	$2,631
Loss recognized on sale	18	10	10	26	13	12
Cash flows
Cash proceeds from receivables sold	2,424	2,018	1,875	3,498	2,909	2,586
Collection fees received	1	1	1	2	1	1
Return received on retained interests	10	4	4	15	6	5
Cash flows from sales of receivables are reflected within Cash Flows From Operating Activities and Cash Flows from Investing Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted average formula that considers charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is the prior month-end Daily Simple SOFR plus a fixed rate of 1%.
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

FINANCIAL STATEMENTS	REVENUE
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
Duke Energy earns substantially all of its revenues through its reportable segments, EU&I and GU&I.
Electric Utilities and Infrastructure
EU&I earns the majority of its revenues through retail and wholesale electric service through the generation, transmission, distribution and sale of electricity. Duke Energy generally provides retail and wholesale electric service customers with their full electric load requirements or with supplemental load requirements when the customer has other sources of electricity.
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

	Remaining Performance Obligations
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Progress Energy	$61	$66	$7	$7	$7	$36	$184
Duke Energy Progress	8	8	—	—	—	—	16
Duke Energy Florida	53	58	7	7	7	36	168
Duke Energy Indiana	11	16	17	15	7	5	71
Revenues for block sales are recognized monthly as energy is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates.
Gas Utilities and Infrastructure
GU&I earns its revenue through retail and wholesale natural gas service through the transportation, distribution and sale of natural gas. Duke Energy generally provides retail and wholesale natural gas service customers with all natural gas load requirements. Additionally, while natural gas can be stored, substantially all natural gas provided by Duke Energy is consumed by customers simultaneously with receipt of delivery.
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
Fixed capacity payments under long-term contracts for the GU&I segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations are as follows:

	Remaining Performance Obligations
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Piedmont	$68	$62	$61	$51	$49	$241	$532
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.
Disaggregated Revenues
For the EU&I and GU&I segments, revenue by customer class is most meaningful to Duke Energy as each respective customer class collectively represents unique customer expectations of service, generally has different energy and demand requirements, and operates under tailored, regulatory approved pricing structures. Additionally, each customer class is impacted differently by weather and a variety of economic factors including the level of population growth, economic investment, employment levels, and regulatory activities in each of Duke Energy’s jurisdictions. As such, analyzing revenues disaggregated by customer class allows Duke Energy to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Disaggregated revenues are presented as follows:

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$11,377	$3,275	$5,812	$2,378	$3,434	$862	$1,430	$—
General	7,356	2,396	3,396	1,480	1,916	517	1,049	—
Industrial	3,504	1,251	1,095	770	325	202	956	—
Wholesale	2,856	561	1,785	1,346	439	127	383	—
Other revenues	795	372	994	768	226	61	19	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$25,888	$7,855	$13,082	$6,742	$6,340	$1,769	$3,837	$—

Gas Utilities and Infrastructure
Residential	$1,462	$—	$—	$—	$—	$488	$—	$974
Commercial	765	—	—	—	—	180	—	585
Industrial	170	—	—	—	—	24	—	144
Power Generation	—	—	—	—	—	—	—	94
Other revenues	360	—	—	—	—	25	—	271
Total Gas Utilities and Infrastructure revenue from contracts with customers	$2,757	$—	$—	$—	$—	$717	$—	$2,068

Other
Revenue from contracts with customers	$30	$—	$—	$—	$—	$—	$—	$—

Total revenue from contracts with customers	$28,675	$7,855	$13,082	$6,742	$6,340	$2,486	$3,837	$2,068

Other revenue sources(a)	$93	$2	$43	$11	$13	$28	$85	$56
Total revenues	$28,768	$7,857	$13,125	$6,753	$6,353	$2,514	$3,922	$2,124
(a)    Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$10,097	$3,054	$5,084	$2,156	$2,928	$767	$1,188	$—
General	6,375	2,210	2,883	1,378	1,505	440	825	—
Industrial	2,924	1,145	894	634	260	135	750	—
Wholesale	2,199	472	1,385	1,164	221	56	285	—
Other revenues	879	264	716	387	329	83	86	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$22,474	$7,145	$10,962	$5,719	$5,243	$1,481	$3,134	$—

Gas Utilities and Infrastructure
Residential	$1,131	$—	$—	$—	$—	$354	$—	$777
Commercial	561	—	—	—	—	143	—	418
Industrial	158	—	—	—	—	20	—	137
Power Generation	—	—	—	—	—	—	—	92
Other revenues	133	—	—	—	—	28	—	45
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,983	$—	$—	$—	$—	$545	$—	$1,469

Other
Revenue from contracts with customers	$29	$—	$—	$—	$—	$—	$—	$—

Total revenue from contracts with customers	$24,486	$7,145	$10,962	$5,719	$5,243	$2,026	$3,134	$1,469

Other revenue sources(a)	$135	$(43)	$95	$61	$16	$11	$40	$100
Total revenues	$24,621	$7,102	$11,057	$5,780	$5,259	$2,037	$3,174	$1,569
(a)    Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$9,806	$2,997	$5,017	$2,059	$2,958	$726	$1,064	$—
General	6,194	2,233	2,779	1,312	1,467	442	740	—
Industrial	2,859	1,137	901	649	252	137	683	—
Wholesale	1,864	380	1,228	1,034	194	32	224	—
Other revenues	914	281	596	294	302	82	72	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$21,637	$7,028	$10,521	$5,348	$5,173	$1,419	$2,783	$—

Gas Utilities and Infrastructure
Residential	$930	$—	$—	$—	$—	$300	$—	$630
Commercial	446	—	—	—	—	117	—	329
Industrial	127	—	—	—	—	17	—	110
Power Generation	—	—	—	—	—	—	—	34
Other revenues	87	—	—	—	—	17	—	70
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,590	$—	$—	$—	$—	$451	$—	$1,173

Other
Revenue from contracts with customers	$26	$—	$—	$—	$—	$—	$—	$—

Total revenue from contracts with customers	$23,253	$7,028	$10,521	$5,348	$5,173	$1,870	$2,783	$1,173

Other revenue sources(a)	$113	$(13)	$106	$74	$15	$(12)	$12	$124
Total revenues	$23,366	$7,015	$10,627	$5,422	$5,188	$1,858	$2,795	$1,297
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

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2019	$76	$10	$16	$8	$7	$4	$3	$6
Cumulative Change in Accounting Principle	5	1	2	1	1	—	—	1
Write-Offs	(58)	(13)	(23)	(8)	(14)	—	—	(6)
Credit Loss Expense	75	13	29	9	20	—	—	11
Other Adjustments	48	12	13	13	—	—	—	—
Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12
Write-Offs	(58)	(21)	(25)	(12)	(13)	—	—	(9)
Credit Loss Expense	53	27	25	11	14	—	—	7
Other Adjustments	(20)	13	(1)	(1)	1	—	—	5
Balance at December 31, 2021	$121	$42	$36	$21	$16	$4	$3	$15
Write-Offs	(158)	(73)	(70)	(36)	(34)	—	—	(12)
Credit Loss Expense	160	40	72	17	55	2	1	11
Other Adjustments	93	59	43	42	(1)	—	—	—
Balance at December 31, 2022	$216	$68	$81	$44	$36	$6	$4	$14
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

FINANCIAL STATEMENTS	REVENUE
The aging of trade receivables is presented in the table below.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables(a)(b)	$1,457	$486	$355	$232	$123	$20	$28	$160
Current	2,347	577	1,059	637	417	15	52	265
1-30 days past due	261	96	60	15	45	5	17	15
31-60 days past due	123	23	61	49	12	6	2	3
61-90 days past due	74	25	18	9	9	3	11	2
91+ days past due	209	70	74	27	47	26	6	4
Deferred Payment Arrangements(c)	160	57	62	35	27	4	—	1
Trade and Other Receivables	$4,631	$1,334	$1,689	$1,004	$680	$79	$116	$450

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables(a)(b)	$922	$316	$266	$193	$73	$4	$27	$106
Current	1,941	592	716	405	311	42	50	202
1-30 days past due	288	77	128	44	82	4	5	12
31-60 days past due	98	30	49	21	28	1	10	2
61-90 days past due	118	32	48	28	20	23	5	4
91+ days past due	161	84	37	9	28	24	6	3
Deferred Payment Arrangements(c)	115	55	45	22	23	2	—	4
Trade and Other Receivables	$3,643	$1,186	$1,289	$722	$565	$100	$103	$333
(a)    Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Consolidated Balance Sheets.
(b)    Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 18 for further information. These receivables for unbilled revenues are $148 million and $260 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2022, and $82 million and $121 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2021.
(c)    Due to ongoing financial hardships impacting customers, Duke Energy has permitted customers to defer payment of past-due amounts through installment payment plans.
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

	Years Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Net Income available to Duke Energy common stockholders	$2,444	$3,802	$1,270
Less: (Loss) Income from discontinued operations attributable to Duke Energy common stockholders	(1,215)	200	289
Accumulated preferred stock dividends adjustment	—	—	1
Less: Impact of participating securities	2	3	2
Income from continuing operations available to Duke Energy common stockholders	$3,657	$3,599	$980

Loss from discontinued operations, net of tax	$(1,323)	$(144)	$(7)
Add: Loss attributable to NCI	108	344	296
(Loss) Income from discontinued operations attributable to Duke Energy common stockholders	$(1,215)	$200	$289
Weighted average common shares outstanding – basic	770	769	737
Equity forwards	—	—	1
Weighted average common shares outstanding – diluted	770	769	738
EPS from continuing operations available to Duke Energy common stockholders
Basic and Diluted	$4.74	$4.68	$1.33
(Loss) Earnings Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and Diluted	$(1.57)	$0.26	$0.39
Potentially dilutive items excluded from the calculation(a)	2	2	2
Dividends declared per common share	$3.98	$3.90	$3.82
Dividends declared on Series A preferred stock per depositary share(b)	$1.437	$1.437	$1.437
Dividends declared on Series B preferred stock per share(c)	$48.750	$48.750	$49.292
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
(c)    4.875% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock dividends are payable semiannually in arrears on the 16th day of March and September. The preferred stock has a $1,000 liquidation preference per share. On September 16, 2024, the First Call Date, and any fifth anniversary of the First Call Date, the dividend rate will reset based on the then current five-year U.S. Treasury rate plus a spread of 3.388%.
Common Stock
In November 2022, Duke Energy filed a prospectus supplement and executed an EDA under which it may sell up to $1.5 billion of its common stock through a new ATM offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy may issue and sell shares of common stock through September 2025.
Preferred Stock
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

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY
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
21. SEVERANCE
During 2022, Duke Energy identified opportunities to eliminate work and create sustainable savings through a workload reduction initiative with a focus on process improvement through digital technology, governance simplification and elimination of low-value work. As a result, Duke Energy extended involuntary severance benefits to certain employees in specific areas as a part of this initiative.
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
The following table presents the direct and allocated severance and related charges accrued for approximately 233 employees in 2022, 290 employees in 2021 and 30 employees in 2020, by the Duke Energy Registrants within Operation, maintenance and other on the Consolidated Statements of Operations.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Year Ended December 31, 2022(a)(b)	$65	$40	$20	$17	$3	$1	$2	$2
Year Ended December 31, 2021(c)(d)	69	33	26	20	6	2	3	2
Year Ended December 31, 2020(e)(f)	(85)	(58)	(28)	(31)	3	—	—	—
(a)    Includes amortization of deferred severance charges of approximately $33 million, $22 million, $11 million and $11 million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(b)    Includes adjustments associated with 2021 severance charges of approximately $(19) million, $(6) million, $(8) million, $(4) million, $(4) million, $(1) million, $(2) million and $(1) million for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont, respectively.
(c)    Includes amortization of deferred severance charges of approximately $33 million, $22 million, $11 million and $11 million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(d)    Includes adjustments associated with 2018 severance charges of approximately $(3) million, $(2) million and $(1) million for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(e)    Includes unamortized deferred severance charges of approximately $(86) million, $(57) million, $(29) million and $(29) million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(f)    Includes adjustments associated with 2018 severance charges of approximately $(6) million, $(2) million, $(3) million and $(2) million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.

FINANCIAL STATEMENTS	SEVERANCE
The table below presents the severance liability for past and ongoing severance plans including the plans described above.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2020	$11	$2	$3	$1	$2	$—	$1	$—
Provision/Adjustments	36	1	1	1	—	—	—	—
Cash Reductions	(8)	(1)	(2)	(1)	(1)	—	(1)	—
Balance at December 31, 2021	$39	$2	$2	$1	$1	$—	$—	$—
Provision/Adjustments	33	14	4	3	1	—	—	1
Cash Reductions	(8)	(1)	—	—	—	—	—	—
Balance at December 31, 2022	$64	$15	$6	$4	$2	$—	$—	$1
22. STOCK-BASED COMPENSATION
The Duke Energy Corporation 2015 Long-Term Incentive Plan (the 2015 Plan) provides for the grant of stock-based compensation awards to employees and outside directors. The 2015 Plan reserved 10 million shares of common stock for issuance. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. However, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards that are exercised or vest in the future. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.
The following table summarizes the total expense recognized by the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2022	2021	2020
Duke Energy	$74	$64	$61
Duke Energy Carolinas	27	23	22
Progress Energy	27	24	23
Duke Energy Progress	17	15	15
Duke Energy Florida	10	9	9
Duke Energy Ohio	5	5	4
Duke Energy Indiana	7	6	6
Piedmont	4	3	3
Duke Energy's pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2022	2021	2020
RSU awards	$58	$49	$46
Performance awards	42	39	38
Pretax stock-based compensation cost	$100	$88	$84
Stock-based compensation costs capitalized	5	5	5
Stock-based compensation expense	$95	$83	$79
Tax benefit associated with stock-based compensation expense	$21	$19	$18
RESTRICTED STOCK UNIT AWARDS
RSU awards generally vest over periods from immediate to three years. Fair value amounts are based on the market price of Duke Energy's common stock on the grant date. The following table includes information related to RSU awards.

	Years Ended December 31,
	2022	2021	2020
Shares granted (in thousands)	654	673	498
Fair value (in millions)	$64	$59	$50

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION
The following table summarizes information about RSU awards outstanding.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2021	1,043	$92
Granted	654	98
Vested	(527)	93
Forfeited	(73)	94
Outstanding at December 31, 2022	1,097	95
RSU awards expected to vest	1,056	95
The total grant date fair value of shares vested during the years ended December 31, 2022, 2021 and 2020, was $49 million, $45 million and $43 million, respectively. At December 31, 2022, Duke Energy had $34 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 23 months.
PERFORMANCE AWARDS
Stock-based performance awards generally vest after three years to the extent performance targets are met. The actual number of shares issued will range from zero to 200% of target shares, depending on the level of performance achieved.
Performance awards contain performance conditions and a market condition. The performance conditions are based on Duke Energy's cumulative adjusted EPS and total incident case rate (total incident case rate is one of our key employee safety metrics). The market condition is based on TSR of Duke Energy relative to a predefined peer group.
Relative TSR is valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant are incorporated within the model. For performance awards granted in 2022, the model used a risk-free interest rate of 1.78%, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 26.8% based on Duke Energy's historical volatility over three years using daily stock prices.
The following table includes information related to stock-based performance awards.

	Years Ended December 31,
	2022	2021	2020
Shares granted assuming target performance (in thousands)	408	380	319
Fair value (in millions)	$40	$33	$34
The following table summarizes information about stock-based performance awards outstanding and assumes payout at the target level.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2021	952	$93
Granted	408	99
Vested	(297)	86
Forfeited	(30)	96
Outstanding at December 31, 2022	1,033	97
Stock-based performance awards expected to vest	1,006	97
The total grant date fair value of shares vested during the years ended December 31, 2022, and 2021, was $25 million and $25 million, respectively. At December 31, 2022, Duke Energy had $22 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 22 months.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
23. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans, which consist of the Duke Energy Retirement Cash Balance Plan (RCBP), which is an active plan, and the Duke Energy Legacy Pension Plan (DELPP), which is an inactive plan. These plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings, age or age and years of service and interest credits. Certain employees are eligible for benefits that use a final average earnings formula. Under these final average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-, four-, or five-year average earnings, (ii) highest three-, four-, or five-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) or (iii) highest three-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans that cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new participants.
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan assets on December 31, 2022, were primarily attributable to actual investment performance that was less than expected investment performance. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2022, were primarily attributable to the increase in the discount rate used to measure plan obligations. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan assets as of December 31, 2021, were primarily attributable to actual investment performance that was less than expected investment performance. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2021, were primarily attributable to the increase in the discount rate used to measure plan obligations.
As a result of the application of settlement accounting due to total lump-sum benefit payments exceeding the settlement threshold (defined as the sum of service cost and interest cost on projected benefit obligation components of net periodic benefit costs) for one of its qualified pension plans, Duke Energy recognized settlement charges of $117 million, of which $95 million was recorded to Regulatory Assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets and $22 million was recorded to Other Income and Expenses, net, within the Condensed Consolidated Statement of Operations as of December 31, 2022.
Settlement charges recognized by the Subsidiary Registrants as of December 31, 2022, which represent amounts allocated by Duke Energy for employees of the Subsidiary Registrants and allocated charges for their proportionate share of settlement charges for employees of Duke Energy's shared services affiliate, and recorded to Regulatory Assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets were $35 million for Duke Energy Carolinas, $23 million for Progress Energy, $16 million for Duke Energy Progress, $7 million for Duke Energy Florida, $8 million for Duke Energy Indiana and $29 million for Piedmont. Settlement charges recognized by the Subsidiary Registrants as of December 31, 2022, recorded to Other Income and Expenses, net, within the Condensed Consolidated Statement of Operations were $3 million for Duke Energy Carolinas, $5 million for Progress Energy, $5 million for Duke Energy Progress, $1 million for Duke Energy Florida, $5 million for Duke Energy Ohio and $6 million for Piedmont.
The settlement charges reflect the recognition of a pro-rata portion of previously unrecognized actuarial losses, equal to the percentage of reduction in the projected benefit obligation resulting from total lump-sum benefit payments as of December 31, 2022. Settlement charges recognized as a regulatory asset within Other Noncurrent Assets on the Consolidated Balance Sheets are amortized over the average remaining service period for participants in the plan. Amortization of settlement charges is disclosed in the tables below as a component of net periodic pension costs.
Effective December 31, 2022, Duke Energy Florida changed its method for calculating the market related value of plan assets (MRVA) from the fair value method to a method that recognizes changes in fair value of its plan assets over a five-year period. This represents a change in regulatory treatment that will serve to mitigate the impact of market volatility on retail customer rates, resulting in the timing of net periodic pension cost recognition that is more consistent with treatment of the related cost in the ratemaking process. The three-year retrospective impact of this method change of $24 million was recognized by Duke Energy, Progress Energy and Duke Energy Florida, respectively, and was recorded to Other Income and Expenses, net, within the Condensed Consolidated Statement of Operations and has been disclosed in the tables below as a component of net periodic pension costs.
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

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its qualified defined benefit pension plans. There were no contributions made in the years ended December 31, 2021 and 2020.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions Made:
2022	$58	$15	$13	$8	$5	$3	$5	$2
QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$152	$48	$43	$25	$17	$4	$9	$5
Interest cost on projected benefit obligation	249	59	77	35	41	13	20	8
Expected return on plan assets	(558)	(152)	(183)	(88)	(94)	(23)	(37)	(24)
Amortization of actuarial loss	81	16	23	12	12	4	9	5
Amortization of prior service credit	(18)	(3)	—	—	—	—	(2)	(7)
Amortization of settlement charges(c)	32	9	8	7	1	5	1	7
MRVA method change	24	—	24	—	24	—	—	—
Net periodic pension costs(a)(b)	$(38)	$(23)	$(8)	$(9)	$1	$3	$—	$(6)

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$176	$56	$50	$29	$21	$5	$10	$6
Interest cost on projected benefit obligation	220	51	70	30	39	13	18	7
Expected return on plan assets	(558)	(141)	(187)	(84)	(102)	(28)	(40)	(20)
Amortization of actuarial loss	133	29	38	18	20	7	13	10
Amortization of prior service credit	(29)	(8)	(2)	(1)	(1)	(1)	(2)	(9)
Amortization of settlement charges	9	5	2	2	1	—	—	1
Net periodic pension costs(a)(b)	$(49)	$(8)	$(29)	$(6)	$(22)	$(4)	$(1)	$(5)

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$165	$51	$48	$27	$21	$5	$9	$6
Interest cost on projected benefit obligation	269	62	85	38	46	15	22	9
Expected return on plan assets	(572)	(145)	(190)	(87)	(101)	(28)	(42)	(21)
Amortization of actuarial loss	128	28	41	18	23	6	12	9
Amortization of prior service credit	(32)	(8)	(3)	(2)	(1)	—	(2)	(9)
Amortization of settlement charges(c)	18	9	7	6	1	—	1	1
Net periodic pension costs(a)(b)	$(24)	$(3)	$(12)	$—	$(11)	$(2)	$—	$(5)
(a)    Duke Energy amounts exclude $3 million, $3 million and $4 million for the years ended December 2022, 2021 and 2020, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $1 million and $2 million for the years ended December 2022, 2021 and 2020, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(c)    Includes settlement charges not deferred as a regulatory asset.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$367	$221	$107	$101	$5	$(1)	$(12)	$9
Accumulated other comprehensive loss (income)
Deferred income tax expense	$(7)	$—	$(1)	$—	$—	$—	$—	$—
Amortization of prior year service credit	—	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	37	—	2	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$30	$—	$1	$—	$—	$—	$—	$—

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net decrease	$(261)	$(57)	$(128)	$(31)	$(97)	$(17)	$(19)	$(5)
Accumulated other comprehensive loss (income)
Deferred income tax expense	$1	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year service credit	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(8)	—	(1)	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(6)	$—	$(1)	$—	$—	$—	$—	$—
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,207	$1,903	$2,560	$1,153	$1,392	$450	$680	$273
Service cost	145	47	40	24	16	4	8	5
Interest cost	249	59	77	35	41	13	20	8
Actuarial gain	(1,490)	(301)	(513)	(197)	(312)	(84)	(143)	(47)
Benefits paid	(753)	(159)	(184)	(101)	(82)	(50)	(66)	(69)
Transfers	—	5	(5)	(5)	—	—	—	—
Obligation at measurement date	$6,358	$1,554	$1,975	$909	$1,055	$333	$499	$170
Accumulated Benefit Obligation at measurement date	$6,324	$1,556	$1,959	$910	$1,038	$327	$495	$170
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$9,235	$2,365	$3,053	$1,421	$1,610	$438	$669	$334
Employer contributions	58	15	13	8	5	3	5	2
Actual return on plan assets	(1,547)	(411)	(506)	(240)	(262)	(68)	(107)	(64)
Benefits paid	(753)	(159)	(184)	(101)	(82)	(50)	(66)	(69)
Transfers	—	5	(5)	(5)	—	—	—	—
Plan assets at measurement date	$6,993	$1,815	$2,371	$1,083	$1,271	$323	$501	$203
Funded status of plan	$635	$261	$396	$174	$216	$(10)	$2	$33

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,634	$1,988	$2,715	$1,193	$1,507	$502	$715	$293
Service cost	168	54	48	28	20	5	9	6
Interest cost	220	51	70	30	39	13	18	7
Actuarial gain	(200)	(42)	(108)	(18)	(89)	(10)	(10)	(5)
Benefits paid	(615)	(148)	(161)	(80)	(81)	(50)	(52)	(28)
Transfers	—	—	(4)	—	(4)	(10)	—	—
Obligation at measurement date	$8,207	$1,903	$2,560	$1,153	$1,392	$450	$680	$273
Accumulated Benefit Obligation at measurement date	$8,144	$1,904	$2,529	$1,154	$1,361	$439	$672	$274
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$9,337	$2,381	$3,049	$1,422	$1,605	$472	$684	$343
Actual return on plan assets	513	132	169	79	90	26	37	19
Benefits paid	(615)	(148)	(161)	(80)	(81)	(50)	(52)	(28)
Transfers	—	—	(4)	—	(4)	(10)	—	—
Plan assets at measurement date	$9,235	$2,365	$3,053	$1,421	$1,610	$438	$669	$334
Funded status of plan	$1,028	$462	$493	$268	$218	$(12)	$(11)	$61
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$885	$261	$396	$174	$216	$62	$90	$33
Noncurrent pension liability(b)	$250	$—	$—	$—	$—	$72	$88	$—
Net asset (liability) recognized	$635	$261	$396	$174	$216	$(10)	$2	$33
Regulatory assets	$2,016	$545	$670	$353	$316	$92	$178	$84
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(27)	$—	$(1)	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	129	—	3	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$101	$—	$2	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$1,071	$462	$494	$268	$219	$74	$100	$61
Noncurrent pension liability(b)	$43	$—	$1	$—	$1	$86	$111	$—
Net asset (liability) recognized	$1,028	$462	$493	$268	$218	$(12)	$(11)	$61
Regulatory assets	$1,649	$324	$563	$252	$311	$93	$190	$75
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(20)	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	92	—	1	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$71	$—	$1	$—	$—	$—	$—	$—
(a)    Included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
(b)    Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2022
		Duke	Duke
	Duke	Energy	Energy
(in millions)	Energy	Ohio	Indiana
Projected benefit obligation	$3,323	$103	$198
Accumulated benefit obligation	3,288	99	193
Fair value of plan assets	3,073	31	110

	December 31, 2021
	Duke	Duke
	Energy	Energy
(in millions)	Ohio	Indiana
Projected benefit obligation	$153	$284
Accumulated benefit obligation	143	275
Fair value of plan assets	67	173
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
The average remaining service period for participants in active plans and life expectancy of participants in inactive plans is 13 years for Duke Energy and Duke Energy Progress, 15 years for Duke Energy Florida and Duke Energy Ohio, 14 years for Progress Energy and Duke Energy Indiana, 12 years for Duke Energy Carolinas and nine years for Piedmont.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2022			2021			2020
Benefit Obligations
Discount rate			5.60%			2.90%			2.60%
Interest crediting rate			4.35%			4.00%			4.00%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Net Periodic Benefit Cost
Discount rate	2.90%	–	5.70%			2.60%			3.30%
Interest crediting rate			4.00%			4.00%			4.00%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Expected long-term rate of return on plan assets			6.50%			6.50%			6.85%
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2023	$661	$186	$183	$99	$83	$32	$45	$19
2024	635	176	180	95	84	31	45	18
2025	629	174	183	97	85	31	44	16
2026	607	164	180	91	87	30	44	16
2027	592	156	177	89	87	29	43	15
2028-2032	2,581	628	804	372	427	135	205	71
NON-QUALIFIED PENSION PLANS
The accumulated benefit obligation, which equals the projected benefit obligation for non-qualified pension plans, was $232 million for Duke Energy, $10 million for Duke Energy Carolinas, $78 million for Progress Energy, $24 million for Duke Energy Progress, $32 million for Duke Energy Florida, $3 million for Duke Energy Ohio, $2 million for Duke Energy Indiana and $3 million for Piedmont as of December 31, 2022.
Employer contributions, which equal benefits paid for non-qualified pension plans, were $24 million for Duke Energy, $1 million for Duke Energy Carolinas, $10 million for Progress Energy, $3 million for Duke Energy Progress and $4 million for Duke Energy Florida for the year ended December 31, 2022. Employer contributions were not material for Duke Energy Ohio, Duke Energy Indiana or Piedmont for the year ended December 31, 2022.
Net periodic pension costs for non-qualified pension plans were not material for the years ended December 31, 2022, 2021 or 2020.
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
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2022, 2021 or 2020.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$3	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	17	4	7	4	3	1	1	1
Expected return on plan assets	(10)	(6)	—	—	—	—	—	(2)
Amortization of actuarial loss	2	—	1	1	1	—	—	—
Amortization of prior service credit	(8)	(3)	(2)	(1)	(1)	—	—	(2)
Net periodic post-retirement benefit costs (a)(b)	$4	$(4)	$6	$4	$3	$1	$1	$(3)

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$1	$—	$—	$—	$1	$—
Interest cost on accumulated post-retirement benefit obligation	18	4	7	4	3	1	1	1
Expected return on plan assets	(11)	(7)	—	—	—	—	—	(2)
Amortization of actuarial loss	2	—	1	—	1	—	4	—
Amortization of prior service credit	(13)	(4)	(2)	(1)	(1)	(1)	(1)	(2)
Net periodic post-retirement benefit costs(a)(b)	$—	$(6)	$7	$3	$3	$—	$5	$(3)

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$1	$—	$—	$—	$1	$—
Interest cost on accumulated post-retirement benefit obligation	23	5	10	5	4	1	2	1
Expected return on plan assets	(13)	(8)	—	—	—	—	—	(2)
Amortization of actuarial loss	2	—	1	—	1	—	4	—
Amortization of prior service credit	(14)	(4)	(3)	(1)	(2)	(1)	(1)	(2)
Net periodic post-retirement benefit costs(a)(b)	$2	$(6)	$9	$4	$3	$—	$6	$(3)
(a)    Duke Energy amounts exclude $4 million, $5 million and $6 million for the years ended December 2022, 2021 and 2020, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $1 million and $1 million for the years ended December 2022, 2021 and 2020, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(79)	$—	$(80)	$(45)	$(36)	$—	$(3)	$—
Regulatory liabilities, net increase (decrease)	$27	$—	$—	$—	$—	$—	$19	$(5)
Accumulated other comprehensive (income) loss
Amortization of prior year actuarial gain	$1	$—	$—	$—	$—	$—	$—	$—
Net amount recognized in accumulated other comprehensive income	$1	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(15)	$—	$(18)	$(9)	$(9)	$4	$(4)	$—
Regulatory liabilities, net increase	$23	$12	$—	$—	$—	$4	$1	$2
Accumulated other comprehensive (income) loss
Amortization of prior year actuarial gain	$(1)	$—	$—	$—	$—	$—	$—	$—
Net amount recognized in accumulated other comprehensive income	$(1)	$—	$—	$—	$—	$—	$—	$—
Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$625	$149	$263	$147	$112	$25	$54	$27
Service cost	3	1	—	—	—	—	—	—
Interest cost	17	4	7	4	3	1	1	1
Plan participants' contributions	11	2	4	2	2	1	1	—
Actuarial gains	(80)	(17)	(43)	(27)	(16)	(3)	(1)	(5)
Plan amendments	(71)	(11)	(37)	(18)	(19)	—	(17)	—
Benefits paid	(68)	(16)	(26)	(13)	(13)	(4)	(8)	(2)
Accumulated post-retirement benefit obligation at measurement date	$437	$112	$168	$95	$69	$20	$30	$21
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$211	$135	$(1)	$(2)	$(2)	$9	$6	$39
Actual return on plan assets	(31)	(19)	—	—	—	(2)	—	(7)
Benefits paid	(68)	(16)	(26)	(13)	(13)	(4)	(8)	(2)
Employer contributions	39	3	23	11	11	3	4	1
Plan participants' contributions	11	2	4	2	2	1	1	—
Plan assets at measurement date	$162	$105	$—	$(2)	$(2)	$7	$3	$31
Funded status of plan	$(275)	$(7)	$(168)	$(97)	$(71)	$(13)	$(27)	$10

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$709	$174	$299	$166	$130	$27	$61	$30
Service cost	4	1	1	—	—	—	1	—
Interest cost	18	4	7	4	3	1	1	1
Plan participants' contributions	14	3	5	3	2	1	2	—
Actuarial gains	(47)	(14)	(20)	(10)	(10)	(1)	(2)	(2)
Benefits paid	(73)	(19)	(29)	(16)	(13)	(3)	(9)	(2)
Accumulated post-retirement benefit obligation at measurement date	$625	$149	$263	$147	$112	$25	$54	$27
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$237	$139	$(1)	$(2)	$(1)	$9	$7	$37
Actual return on plan assets	15	9	—	—	—	1	—	3
Benefits paid	(73)	(19)	(29)	(16)	(13)	(3)	(9)	(2)
Employer contributions	18	3	24	13	10	1	6	1
Plan participants' contributions	14	3	5	3	2	1	2	—
Plan assets at measurement date	$211	$135	$(1)	$(2)	$(2)	$9	$6	$39
Funded status of plan	$(414)	$(14)	$(264)	$(149)	$(114)	$(16)	$(48)	$12
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit	$—	$—	$—	$—	$—	$1	$—	$10
Current post-retirement liability(a)	9	—	5	3	2	2	—	—
Noncurrent post-retirement liability(b)	266	7	163	94	69	12	27	—
Net liability (asset) recognized	$275	$7	$168	$97	$71	$13	$27	$(10)
Regulatory assets	$50	$—	$46	$34	$11	$4	$25	$—
Regulatory liabilities	$189	$44	$—	$—	$—	$21	$82	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial gain	(13)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(11)	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit	$12	$—	$—	$—	$—	$1	$—	$12
Current post-retirement liability(a)	9	—	5	3	2	1	—	—
Noncurrent post-retirement liability(b)	417	14	259	146	112	16	48	—
Net liability (asset) recognized	$414	$14	$264	$149	$114	$16	$48	$(12)
Regulatory assets	$129	$—	$126	$79	$47	$4	$28	$—
Regulatory liabilities	$162	$44	$—	$—	$—	$21	$63	$5
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial gain	(14)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(12)	$—	$—	$—	$—	$—	$—	$—
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
The average remaining service period of active covered employees is seven years for Duke Energy and Duke Energy Florida, six years for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Piedmont and five years for Progress Energy and Duke Energy Progress.
The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2022	2021	2020
Benefit Obligations
Discount rate	5.60%	2.90%	2.60%
Net Periodic Benefit Cost
Discount rate	2.90%	2.60%	3.30%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.85%
Assumed Health Care Cost Trend Rate

	December 31,
	2022	2021
Health care cost trend rate assumed for next year	6.50%	6.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that rate reaches ultimate trend	2030-2032	2028

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2023	$68	$16	$25	$14	$11	$3	$7	$2
2024	49	13	18	10	7	3	4	2
2025	45	12	16	9	7	2	3	2
2026	41	11	15	9	6	2	3	2
2027	38	10	14	8	6	2	3	2
2028-2032	158	41	61	36	25	8	9	9
PLAN ASSETS
Description and Allocations
Duke Energy Corporation Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Corporation Master Retirement Trust. Approximately 98% of the Duke Energy Corporation Master Retirement Trust assets were allocated to qualified pension plans and approximately 2% were allocated to other post-retirement plans (comprised of 401(h) accounts), as of December 31, 2022, and 2021. The investment objective of the Duke Energy Corporation Master Retirement Trust is to invest in a diverse portfolio of assets that is expected to generate positive surplus return over time (i.e., asset growth greater than liability growth) subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.
As of December 31, 2022, Duke Energy assumes qualified pension and other post-retirement plan assets will generate a long-term rate of return of 8.25% for the RCBP pension and RCBP 401(h) account assets and 6.5% for the DELPP pension and DELPP 401(h) account assets. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension plan. Return seeking debt securities, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers or investments.
Effective January 1, 2023, the target asset allocation for the RCBP assets is 35% liability hedging and 65% return-seeking assets and the target asset allocation for the DELPP assets is 80% liability hedging assets and 20% return-seeking assets. Duke Energy periodically reviews its asset allocation targets, and over time, as the funded status of the benefit plans increase, the level of asset risk relative to plan liabilities may be reduced to better manage Duke Energy's benefit plan liabilities and reduce funded status volatility.
The Duke Energy Corporation Master Retirement Trust is authorized to engage in the lending of certain plan assets. Securities lending is an investment management enhancement that utilizes certain existing securities of the Duke Energy Corporation Master Retirement Trust to earn additional income. Securities lending involves the loaning of securities to approved parties. In return for the loaned securities, the Duke Energy Corporation Master Retirement Trust receives collateral in the form of cash and securities as a safeguard against possible default of any borrower on the return of the loan under terms that permit the Duke Energy Corporation Master Retirement Trust to sell the securities. The Duke Energy Corporation Master Retirement Trust mitigates credit risk associated with securities lending arrangements by monitoring the fair value of the securities loaned, with additional collateral obtained or refunded as necessary. The fair value of securities on loan was approximately $390 million and $542 million at December 31, 2022, and 2021, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned at December 31, 2022, and 2021, respectively. Securities lending income earned by the Duke Energy Corporation Master Retirement Trust was immaterial for the years ended December 31, 2022, 2021 and 2020, respectively.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Corporation Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.
The following table includes the target asset allocations by asset class at December 31, 2022, and the actual asset allocations for the RCBP assets.

		Actual Allocation at
	Target	December 31,
	Allocation	2022	2021
Global equity securities	45%	49%	24%
Global private equity securities	2%	2%	1%
Debt securities	35%	30%	62%
Return seeking debt securities	7%	7%	4%
Hedge funds	4%	6%	3%
Real estate and cash	7%	6%	6%
Total	100%	100%	100%

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
The following table includes the target asset allocations by asset class at December 31, 2022, and the actual asset allocations for the DELPP assets.

		Actual Allocation at
	Target	December 31,
	Allocation	2022	2021
Global equity securities	14%	14%	24%
Global private equity securities	1%	—%	1%
Debt securities	80%	80%	62%
Return seeking debt securities	2%	2%	4%
Hedge funds	1%	2%	3%
Real estate and cash	2%	2%	6%
Total	100%	100%	100%
Other post-retirement assets
Duke Energy's other post-retirement assets are comprised of Voluntary Employees' Beneficiary Association (VEBA) trusts and 401(h) accounts held within the Duke Energy Corporation Master Retirement Trust. Duke Energy's investment objective is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants.
The following table presents target and actual asset allocations for the VEBA trusts at December 31, 2022.

		Actual Allocation at
	Target	December 31,
	Allocation	2022	2021
U.S. equity securities	30%	12%	19%
Non-U.S. equity securities	5%	5%	5%
Real estate	1%	3%	3%
Debt securities	45%	11%	18%
Cash	19%	69%	55%
Total	100%	100%	100%
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
Duke Energy Corporation Master Retirement Trust
The following tables provide the fair value measurement amounts for the Duke Energy Corporation Master Retirement Trust qualified pension and other post-retirement assets.

	December 31, 2022
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,234	$2,014	$194	$—	$26
Corporate debt securities	2,944	—	2,944	—	—
Short-term investment funds	193	1	192	—	—
Partnership interests	62	—	—	62	—
Hedge funds	209	—	—	—	209
U.S. government securities	1,254	—	1,254	—	—
Governments bonds – foreign	112	—	112	—	—
Cash	45	45	—	—	—
Government and commercial mortgage backed securities	6	—	6	—	—
Net pending transactions and other investments	14	5	9	—	—
Total assets(a)	$7,073	$2,065	$4,711	$62	$235
(a)    Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont were allocated approximately 27%, 33%, 15%, 18%, 5%, 7% and 3%, respectively, of the Duke Energy Corporation Master Retirement Trust at December 31, 2022. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.
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
(a)    Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont were allocated approximately 26%, 32%, 15%, 17%, 5%, 7% and 4%, respectively, of the Duke Energy Corporation Master Retirement Trust at December 31, 2021. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.
(b)    Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy.
The following table provides a reconciliation of beginning and ending balances of Duke Energy Corporation Master Retirement Trust qualified pension and other post-retirement assets at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

(in millions)	2022	2021
Balance at January 1	$95	$—
Sales	(18)	—
Total gains and other, net	(8)	—
Transfer of Level 3 assets from other classifications	(7)	95
Balance at December 31	$62	$95

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Other post-retirement assets
The following tables provide the fair value measurement amounts for VEBA trust assets.

	December 31, 2022
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$11	$11
Real estate	2	2
Equity securities	12	12
Debt securities	8	8
Total assets	$33	$33

	December 31, 2021
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$14	$14
Real estate	2	2
Equity securities	18	18
Debt securities	11	11
Total assets	$45	$45
EMPLOYEE SAVINGS PLANS
Retirement Savings Plan
Duke Energy Corporation sponsors, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100% of employee before-tax and Roth 401(k) contributions of up to 6% of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted EPS.
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
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ended December 31,
2022	$246	$76	$65	$43	$22	$6	$12	$13
2021	229	70	60	39	21	5	12	11
2020	213	67	57	38	19	5	11	13
24. INCOME TAXES
Inflation Reduction Act
On August 16, 2022, the IRA was signed into law. Among other provisions, the IRA implemented a new 15% corporate alternative minimum tax based on GAAP net income, with certain adjustments as defined by the IRA, and clean energy-related provisions. The IRA's clean energy provisions include, among other provisions, the extension and modification of existing investment and PTCs for projects placed in service through 2024 and introduces new technology-neutral clean energy related credits beginning in 2025. In addition, the IRA created a new, zero-emission nuclear power PTC and a clean hydrogen PTC.
Duke Energy has preliminarily reviewed the provisions of the IRA and has determined there were no material impacts on the results of operations, financial position, or cash flows in the periods presented for the Duke Energy Registrants as a result of the IRA being signed into law. Based on the preliminary review of the IRA provisions, future annual cash flow impacts related to the energy credits could be material to the Duke Energy Registrants. However, the majority of Duke Energy's operations are regulated and the FERC and state utility commissions will determine the regulatory treatment. We anticipate the Subsidiary Registrants will defer and expect to pass along the net financial impact associated with the IRA to customers over time. See Note 4 for further details on the IRA as it relates to Duke Energy Florida. Duke Energy will continue to assess the IRA as new information and anticipated guidance from the U.S. Department of the Treasury becomes available.

FINANCIAL STATEMENTS	INCOME TAXES
North Carolina's 2021 Appropriations Act
On November 18, 2021, North Carolina Senate Bill 105 (SB 105) was signed into law. Starting with tax year 2025, SB 105 begins phasing out the North Carolina corporate income tax rate over five years, from a statutory rate of 2.5% to zero. Duke Energy recorded a net reduction of approximately $490 million to its North Carolina deferred tax liability in the fourth quarter of 2021. The majority of this deferred tax liability reduction was offset by recording a regulatory liability pending NCUC determination of the disposition of the amounts related to Duke Energy Carolinas, Duke Energy Progress and Piedmont. In addition, Duke Energy recorded a net reduction of North Carolina consolidating deferred tax assets of approximately $25 million to deferred state income tax expense in the fourth quarter of 2021. North Carolina SB 105 did not have a significant impact on the financial position, results of operation, or cash flows of Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress or Piedmont.
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
CARES Act
On March 27, 2020, the CARES Act was enacted. The CARES Act was an emergency economic stimulus package in response to the COVID-19 pandemic. Among other provisions, the CARES Act accelerated the remaining AMT credit refund allowances resulting in taxpayers being able to immediately claim a refund in full for any AMT credit carryforwards and provided for the deferral of certain 2020 payroll taxes. In the third quarter of 2020, Duke Energy received $572 million related to these AMT credit carryforwards and $19 million of interest income. In addition, the company deferred approximately $117 million of payroll taxes, of which, 50% were paid by December 31, 2021, with the remaining 50% payable by December 31, 2022. The other provisions within the CARES Act did not materially impact Duke Energy's income tax accounting.
Income Tax Expense
Components of Income Tax Expense
Tax benefit from discontinued operations, in the following tables, includes income tax benefits related to the Commercial Renewables Disposal Groups. See Note 2 for further details.

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$1	$(71)	$(13)	$37	$(37)	$(2)	$38	$32
State	(8)	(13)	(3)	—	(23)	1	2	2
Foreign	4	—	—	—	—	—	—	—
Total current income taxes	(3)	(84)	(16)	37	(60)	(1)	40	34
Deferred income taxes
Federal	328	230	310	118	201	(22)	(63)	12
State	(14)	(16)	59	7	84	3	—	(7)
Total deferred income taxes(a)	314	214	369	125	285	(19)	(63)	5
ITC amortization	(11)	(4)	(5)	(4)	—	(1)	(1)	—
Income tax expense from continuing operations	300	126	348	158	225	(21)	(24)	39
Tax benefit from discontinued operations	(503)	—	—	—	—	—	—	—
Total income tax (benefit) expense included in Consolidated Statements of Operations	$(203)	$126	$348	$158	$225	$(21)	$(24)	$39
(a)     Total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $550 million at Duke Energy, $97 million at Duke Energy Carolinas, $128 million at Progress Energy, $9 million at Duke Energy Progress, $111 million at Duke Energy Florida, $7 million at Duke Energy Ohio, $13 million at Duke Energy Indiana, and $12 million at Piedmont.

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(2)	$241	$(15)	$113	$(75)	$(8)	$65	$23
State	1	23	(4)	8	(17)	(2)	7	3
Foreign	2	—	—	—	—	—	—	—
Total current income taxes	1	264	(19)	121	(92)	(10)	72	26
Deferred income taxes
Federal	275	(130)	203	(16)	202	35	19	17
State	—	(79)	47	(26)	77	5	16	(13)
Total deferred income taxes(a)	275	(209)	250	(42)	279	40	35	4
ITC amortization	(8)	(4)	(4)	(4)	—	—	—	—
Income tax expense from continuing operations	268	51	227	75	187	30	107	30
Tax benefit from discontinued operations	(76)	—	—	—	—	—	—	—
Total income tax expense included in Consolidated Statements of Operations	$192	$51	$227	$75	$187	$30	$107	$30
(a)    Total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $32 million at Duke Energy Carolinas, $8 million at Duke Energy Indiana, and $3 million at Piedmont. In addition, total deferred income taxes includes utilization of NOL carryforwards and tax credit carryforwards of $250 million at Duke Energy, $95 million at Progress Energy, $14 million at Duke Energy Progress, $64 million at Duke Energy Florida, and $2 million at Duke Energy Ohio.

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(281)	$314	$280	$181	$148	$10	$48	$(27)
State	(3)	35	29	17	24	1	7	(8)
Foreign	1	—	—	—	—	—	—	—
Total current income taxes	(283)	349	309	198	172	11	55	(35)
Deferred income taxes
Federal	222	(171)	(167)	(180)	1	30	12	60
State	(98)	(86)	(24)	(49)	25	2	17	(7)
Total deferred income taxes(a)	124	(257)	(191)	(229)	26	32	29	53
ITC amortization	(10)	(4)	(5)	(5)	—	—	—	—
Income tax (benefit) expense from continuing operations	(169)	88	113	(36)	198	43	84	18
Tax benefit from discontinued operations	(65)	—	—	—	—	—	—	—
Total income tax (benefit) expense included in Consolidated Statements of Operations	$(234)	$88	$113	$(36)	$198	$43	$84	$18
(a)    Total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $20 million at Duke Energy Carolinas, $3 million at Duke Energy Progress, $8 million at Duke Energy Indiana, and $11 million at Piedmont. In addition, total deferred income taxes includes utilization of NOL carryforwards and tax credit carryforwards of $39 million at Progress Energy, $30 million at Duke Energy Florida and $189 million at Duke Energy.
Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2022	2021	2020
Domestic	$3,991	$3,947	$907
Foreign	87	44	13
Income from continuing operations before income taxes	$4,078	$3,991	$920

FINANCIAL STATEMENTS	INCOME TAXES
Statutory Rate Reconciliation
The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations.

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$856	$362	$457	$245	$238	$59	$24	$76
State income tax, net of federal income tax effect	(17)	(23)	44	6	48	3	2	(4)
Amortization of excess deferred income tax	(481)	(195)	(133)	(74)	(59)	(79)	(48)	(23)
AFUDC equity income	(41)	(20)	(14)	(11)	(3)	(1)	(2)	(2)
AFUDC equity depreciation	36	18	12	6	6	1	4	—
Other tax credits	(43)	(12)	(16)	(9)	(7)	(2)	(3)	(8)
Other items, net	(10)	(4)	(2)	(5)	2	(2)	(1)	—
Income tax expense from continuing operations	$300	$126	$348	$158	$225	$(21)	$(24)	$39
Effective tax rate	7.4%	7.3%	16.0%	13.6%	19.8%	(7.5)%	(21.2)%	10.8%

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$838	$291	$384	$224	$194	$49	$123	$71
State income tax, net of federal income tax effect	1	(44)	34	(14)	47	2	18	(8)
Amortization of excess deferred income tax	(438)	(184)	(174)	(120)	(54)	(22)	(34)	(25)
AFUDC equity income	(34)	(14)	(11)	(7)	(3)	(2)	(4)	(4)
AFUDC equity depreciation	35	18	10	5	5	2	5	—
Other tax credits	(30)	(12)	(11)	(8)	(3)	(1)	(2)	(4)
Valuation allowance(a)	(85)	—	—	—	—	—	—	—
Other items, net	(19)	(4)	(5)	(5)	1	2	1	—
Income tax expense from continuing operations	$268	$51	$227	$75	$187	$30	$107	$30
Effective tax rate	6.7%	3.7%	12.4%	7.0%	20.2%	12.8%	18.2%	8.8%
(a)    In the fourth quarter of 2021, the company recognized a federal capital gain in the amount of $426 million. As a result, a valuation allowance of $85 million related to a federal capital loss carryforward was released. This valuation allowance was originally recorded as a result of the 2019 sale of minority interest of certain renewable assets within the Commercial Renewables Disposal Groups.

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$193	$219	$243	$80	$204	$62	$103	$61
State income tax, net of federal income tax effect	(80)	(40)	4	(25)	39	2	19	(12)
Amortization of excess deferred income tax	(276)	(82)	(118)	(68)	(49)	(20)	(36)	(21)
AFUDC equity income	(48)	(13)	(9)	(6)	(3)	(2)	(4)	(10)
AFUDC equity depreciation	103	19	10	5	5	1	4	—
Other tax credits	(37)	(13)	(16)	(14)	(2)	(1)	(3)	(2)
Tax true up	(12)	(3)	1	(5)	5	—	(1)	1
Other items, net	(12)	1	(2)	(3)	(1)	1	2	1
Income tax (benefit) expense from continuing operations	$(169)	$88	$113	$(36)	$198	$43	$84	$18
Effective tax rate	(18.4)%	8.4%	9.7%	(9.5)%	20.4%	14.6%	17.1%	6.2%

FINANCIAL STATEMENTS	INCOME TAXES
Valuation allowances have been established for certain state NOL carryforwards and state income tax credits that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in state income tax, net of federal income tax effect, in the above tables.
DEFERRED TAXES
Net Deferred Income Tax Liability Components
The following tables include deferred income tax assets and liabilities related to the Commercial Renewables Disposal Groups. See Note 2 for further details.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$348	$170	$117	$33	$83	$12	$23	$24
Lease obligations	405	89	263	197	65	4	15	3
Pension, post-retirement and other employee benefits	192	(1)	12	18	(10)	9	10	(2)
Progress Energy merger purchase accounting adjustments(a)	301	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,426	444	618	167	412	20	208	37
Regulatory liabilities and deferred credits	—	—	—	—	—	3	61	—
Investments and other assets	—	—	—	—	—	3	—	—
Other	106	18	22	12	10	5	2	9
Valuation allowance	(519)	—	—	—	—	—	—	—
Total deferred income tax assets	5,259	720	1,032	427	560	56	319	71
Investments and other assets	(1,671)	(983)	(521)	(432)	(102)	—	(12)	(28)
Accelerated depreciation rates	(11,478)	(3,410)	(4,358)	(1,844)	(2,576)	(1,192)	(1,606)	(892)
Regulatory assets and deferred debits, net	(2,074)	(480)	(1,300)	(628)	(671)	—	—	(21)
Total deferred income tax liabilities	(15,223)	(4,873)	(6,179)	(2,904)	(3,349)	(1,192)	(1,618)	(941)
Net deferred income tax liabilities	$(9,964)	$(4,153)	$(5,147)	$(2,477)	$(2,789)	$(1,136)	$(1,299)	$(870)
(a)    Primarily related to lease obligations and debt fair value adjustments.
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2022
(in millions)	Amount	Expiration Year
General Business Credits	$2,473	2027	—	2042
Federal NOL carryforwards(a) (e)	306	2024	—	Indefinite
Charitable contribution carryforwards	18	2024	—	2027
State carryforwards and credits(b) (e)	394	2023	—	Indefinite
Foreign NOL carryforwards(c)	12	2027	—	2037
Foreign Tax Credits(d)	1,223	2024	—	2028
Total tax credits and NOL carryforwards	$4,426
(a)    A valuation allowance of $4 million has been recorded on the Federal NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(b)    A valuation allowance of $109 million has been recorded on the state NOL and attribute carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(c)    A valuation allowance of $12 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(d)    A valuation allowance of $391 million has been recorded on the foreign tax credits, as presented in the Net Deferred Income Tax Liability Components table.
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
UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$51	$13	$15	$10	$4	$1	$2	$4
Gross decreases – tax positions in prior periods	—	—	—	—	—	—	—	—
Gross increases – current period tax positions	14	4	4	3	1	—	—	5
Total changes	14	4	4	3	1	—	—	5
Unrecognized tax benefits – December 31	$65	$17	$19	$13	$5	$1	$2	$9

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$125	$10	$10	$6	$3	$1	$1	$1
Gross decreases – tax positions in prior periods(a)	(86)	—	—	—	—	—	—	—
Gross increases – current period tax positions	12	3	5	4	1	—	1	3
Total changes	(74)	3	5	4	1	—	1	3
Unrecognized tax benefits – December 31	$51	$13	$15	$10	$4	$1	$2	$4
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
The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits at December 31, 2022. None of Duke Energy Registrants anticipates a material increase or decrease in unrecognized tax benefits within the next 12 months.

December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$59	$17	$18	$13	$5	$1	$2	$8
(a)    The Duke Energy Registrants are unable to estimate the specific amounts that would affect the ETR versus the regulatory liability.
Duke Energy and its subsidiaries are no longer subject to federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2016, aside from certain state tax attributes carried forward for utilization in future years.
25. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$27	$2	$24	$4	$20	$11	$15	$19
AFUDC equity	197	98	68	52	16	7	13	11
Post in-service equity returns	34	14	18	18	—	1	1	—
Nonoperating income, other	134	107	71	40	38	—	7	16
Other income and expense, net	$392	$221	$181	$114	$74	$19	$36	$46

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$13	$4	$8	$6	$2	$4	$6	$19
AFUDC equity	171	65	51	34	16	7	27	20
Post in-service equity returns	39	21	16	16	—	1	1	—
Nonoperating income, other	413	180	140	87	53	6	8	16
Other income and expense, net	$636	$270	$215	$143	$71	$18	$42	$55

FINANCIAL STATEMENTS	OTHER INCOME AND EXPENSES, NET

	Year Ended December 31, 2020
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$30	$4	$8	$2	$6	$4	$6	$17
AFUDC equity	154	62	42	29	12	7	23	19
Post in-service equity returns	27	17	8	8	—	1	1	—
Nonoperating income, other	240	94	71	36	35	4	7	15
Other income and expense, net	$451	$177	$129	$75	$53	$16	$37	$51
26. SUBSEQUENT EVENTS
For information on subsequent events related to dispositions, regulatory matters, commitments and contingencies, and debt and credit facilities see Notes 2, 4, 5 and 7, respectively.
27. QUARTERLY FINANCIAL DATA (UNAUDITED)
DUKE ENERGY
Quarterly EPS amounts may not sum to the full-year total due to changes in the weighted average number of common shares outstanding and rounding.

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
2022
Operating revenues	$7,011	$6,564	$7,842	$7,351	$28,768
Operating income	1,314	1,448	2,056	1,194	6,012
Income from continuing operations	835	898	1,410	635	3,778
(Loss) Income from discontinued operations, net of tax	(15)	(18)	3	(1,293)	(1,323)
Net income (loss)	820	880	1,413	(658)	2,455
Net income (loss) available to Duke Energy Corporation common stockholders	818	893	1,383	(650)	2,444
Earnings per share:
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and diluted	$1.06	$1.11	$1.78	$0.80	$4.74
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and diluted	$0.02	$0.03	$0.03	$(1.66)	$(1.57)
Net income (loss) available to Duke Energy Corporation common stockholders
Basic and diluted	$1.08	$1.14	$1.81	$(0.86)	$3.17
2021
Operating revenues	$6,032	$5,638	$6,834	$6,117	$24,621
Operating income	1,466	1,198	1,726	1,110	5,500
Income from continuing operations	967	723	1,333	700	3,723
Loss from discontinued operations, net of tax	(26)	(25)	(57)	(36)	(144)
Net income	941	698	1,276	664	3,579
Net income available to Duke Energy Corporation common stockholders	953	751	1,366	732	3,802
Earnings per share:
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and diluted	$1.22	$0.90	$1.69	$0.86	$4.68
Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and diluted	$0.03	$0.06	$0.10	$0.07	$0.26
Net income available to Duke Energy Corporation common stockholders
Basic and diluted	$1.25	$0.96	$1.79	$0.93	$4.94

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
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
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2022, based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2022.
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

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte and Touche LLP

Charlotte, North Carolina
February 27, 2023

OTHER INFORMATION
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Duke Energy's Executive Officers is set forth in Part I, Item 1, "Business – Information about Our Executive Officers," in this Annual Report. Duke Energy will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 10 by reference.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2022, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,385,638	(2)	n/a	2,410,473	(3)
Equity compensation plans not approved by security holders	109,690	(4)	n/a	n/a	(5)
Total	3,495,328		n/a	2,410,473
(1)    As of December 31, 2022, no options were outstanding under equity compensation plans.
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
Under the Executive Savings Plan, participants can elect to defer a portion of their base salary and short‑term incentive compensation. Participants also receive a company matching contribution in excess of the contribution limits prescribed by the Internal Revenue Code under the Duke Energy Retirement Savings Plan, which is the 401(k) plan in which employees are generally eligible to participate. Eligible participants may also earn pay credits based on age and length of service on eligible earnings that exceed limits prescribed by the Internal Revenue Code.
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

OTHER INFORMATION
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2022 and 2021.

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$13.7	$3.2	$4.9	$2.5	$2.4	$2.0	$1.8	$1.3
Audit-Related Fees(b)	1.7	0.1	0.2	0.1	0.1	0.2	—	—
Total Fees	$15.4	$3.3	$5.1	$2.6	$2.5	$2.2	$1.8	$1.3

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$13.2	$3.1	$4.7	$2.4	$2.3	$1.9	$1.7	$1.3
Audit-Related Fees(b)	1.5	0.1	0.2	0.1	0.1	0.2	—	—
Total Fees	$14.7	$3.2	$4.9	$2.5	$2.4	$2.1	$1.7	$1.3
(a)    Audit Fees are fees billed, or expected to be billed, by Deloitte for professional services for the financial statement audits, audit of the Duke Energy Registrants’ financial statements included in Duke Energy's Annual Report on Form 10-K, reviews of financial statements included in Quarterly Reports on Form 10‑Q, and services associated with securities filings such as comfort letters and consents.
(b)    Audit-Related Fees are fees billed, or expected to be billed, by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of financial statements, including statutory reporting requirements.
To safeguard the continued independence of the independent auditor, the Audit Committee of Duke Energy adopted a policy that all services provided by the independent auditor require preapproval by the Audit Committee. Pursuant to the policy, certain audit services, audit-related services, tax services and other services have been specifically preapproved up to fee limits. In the event the cost of any of these services may exceed the fee limits, the Audit Committee must specifically approve the service. All services performed in 2022 and 2021 by the independent accountant were approved by the Audit Committee pursuant to the preapproval policy.

EXHIBITS

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Consolidated Financial Statements and Supplemental Schedules included in Part II of this Annual Report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

EXHIBITS
Duke Energy Indiana, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Piedmont Natural Gas Company, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
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
3.2.1
Amended and Restated By-Laws of Duke Energy Corporation, effective as of September 22, 2022, (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation's Current Report on Form 8-K filed on September 28, 2022, File No. 1-32853).
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
X
4.1.8
Eighth Supplemental Indenture, dated as of January 14, 2013 (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A of Duke Energy Corporation filed on January 14, 2013, File No. 1-32853).
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
4.1.27
Twenty-seventh Supplemental Indenture, dated as of June 15, 2022, to the indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 15, 2022, File No. 1-32853).
X
4.1.28
Twenty-eighth Supplemental Indenture, dated as of August 11, 2022, to the indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global notes included therein (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 11, 2022, File No. 1-32853).
X
4.1.29
Twenty-ninth Supplemental Indenture, dated as of December 8, 2022, to the Indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global notes included therein (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 8, 2022, File No. 1-32853).
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
4.3.25
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
X
4.4.86	First Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
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
4.26.10
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
X
10.12**
Amendment to Duke Energy Corporation Directors' Savings Plan, effective as of December 16, 2021 (incorporated by reference to Exhibit 10.12 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022, File No. 1-32853).
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
X
10.20**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 9, 2022, File No. 1-32853).
X
*10.21**	Restricted Stock Unit Award Agreement	X
10.22**
Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 9, 2019, File No. 1-32853).
X
10.23**
Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, File No. 1-32853).
X
*10.24**	Performance Share Award Agreement	X
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
10.29
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
10.30
Investment Agreement by and among Cinergy Corp., Duke Energy Indiana HoldCo, LLC, Duke Energy Corporation, and Epson Investment PTE. LTD,. dated as of January 28, 2021 (incorporated by reference to Exhibit 10.2 to registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021, File Nos. 1-32853, 1-3543).
		X						X
10.31
Cooperation Agreement, dated as of November 13, 2021, by and among Duke Energy Corporation, Elliott Investment Management L.P., and Elliott International, L.P.(incorporated by reference to registrant's Current Report on Form 8-K filed on November 15, 2021, File No. 1-32853).
X
10.32**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, File No. 1-32853).
X
10.33**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.52 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32852).
X
10.33.1**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of September 30, 2020 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.34	Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letter, dated as of February 18, 1982, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(a) to registrant's File No. 33-25560).				X
10.35	Operating and Fuel Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letters, dated as of August 21, 1981, and December 15, 1981, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(b) to registrant's File No. 33-25560).				X
10.36	Power Coordination Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency and amending letter, dated as of January 29, 1982 (incorporated by reference to Exhibit 10(c) to registrant's File No. 33-25560).				X
10.37	Amendment, dated as of December 16, 1982, to Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Eastern Municipal Power Agency (incorporated by reference to Exhibit 10(d) to registrant's File No. 33-25560).				X
10.38
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
10.39
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
10.40**
Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).
X
10.40.1**
Amendment to Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 25, 2015 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 29, 2015, File No. 1-32853).
X
10.41**
Amended and Restated Duke Energy Corporation Executive Short-Term Incentive Plan, effective February 23, 2022 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 24, 2022, File No. 1-32853).
X
10.42**
Duke Energy Corporation 2017 Director Compensation Program Summary (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, File No. 1-32853).
X
10.43**
Duke Energy Corporation 2022 Director Compensation Program Summary (incorporated by reference to Exhibit 10.5 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 9, 2022, File No. 1-32853).
X
10.44**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).
X
10.44.1**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 3, 2017, File No. 1-32853).
X
10.44.2**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.45**
Consulting Agreement, dated as of September 22, 2021, between Duke Energy Business Services, LLC and Douglas F Esamann (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 27, 2021, File No. 1-32853).
X
10.46**
Retention Award Agreement (incorporated by reference to Exhibit 10.42 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022, File No. 1-32853).
X
10.47
Agreement between Duke Energy SAM, LLC, Duke Energy Ohio, Inc., Duke Energy Commercial Enterprise, Inc. and Dynegy Resource I, LLC, dated as of August 21, 2014 (incorporated by reference to Exhibit 10.61 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X					X
10.48
Asset Purchase Agreement between Duke Energy Progress, Inc. and North Carolina Eastern Municipal Power Agency, dated as of September 5, 2014 (incorporated by reference to Exhibit 10.62 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X			X
10.49
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
10.54
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
10.55
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
10.55.1
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
10.56
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
10.57
$800 million Credit Agreement, dated as of October 21, 2022, among Duke Energy Florida, LLC, as Borrower, the lenders listed therein, Truist Bank, as Administrative Agent, Truist Securities, Inc., Mizuho Bank Ltd., and TD Bank, N.A., as Joint Lead Arrangers, and Truist Securities, Inc., as Sole Bookrunner (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on October 21, 2022, File No. 1-3274
X
10.58
$1.5 billion 364-Day Term Loan Credit Agreement, dated as of March 19, 2020, among the registrant, as Borrower, certain Lenders from time to time parties thereto, and PNC Bank, N.A., as Administrative Agent, and registrant's borrowing of the remaining $500 million under registrant's existing $1 billion revolving credit facility on March 17, 2020 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 19, 2020, File No. 1-32853).
X
10.59
Joinder Agreement, dated as of March 27, 2020, by and among, the registrant, each of the Incremental Lenders listed therein, and PNC Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, File No. 1-32853).
X
10.60
$1,400,000,000 Term Loan Credit Facility, dated as of March 9, 2022, among the registrant, as Borrower, certain Lenders from time to time parties thereto, and The Bank of Nova Scotia as Administrative Agent and Coordinating Lead Arranger (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 22, 2022, File No. 1-32853).
X
10.61
Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10 to registrant's Current Report on Form 8-K filed on May 12, 2011, File No. 1-06196).
X
10.62
Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed on March 6, 2013, File No. 1-06196).
X
10.62.1
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
10.62.2
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
10.63
Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company (incorporated by reference to Exhibit 10.39 to registrant's Annual Report on Form 10-K for the year ended October 31, 2013, filed on December 23, 2013, File No. 1-06196).
X
10.64
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
10.65
Amended and Restated Limited Liability Company Operating Agreement of Duke Energy Indiana Holdco, LLC (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on September 8, 2021, File Nos. 1-32853, 1-03543).
		X						X
10.66
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
10.67
Decommissioning Services Agreement between Duke Energy Florida, LLC, and ADP CR3, LLC, and ADP SF1, LLC (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 6, 2019, File No. 2-5293). (Portions of the exhibit have been omitted for confidentiality.)
X
10.68	Form of Forward Sale Agreement (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 8, 2019, File No. 1-32853).	X
10.69
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
10.70
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
X
10.71
Equity Distribution Agreement, dated November 10, 2022, among Duke Energy Corporation and Barclays Capital, Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Mizuho Securities USA LLC, Scotia Capital (USA) Inc. and SMBC Nikko Securities America, Inc., acting as sales agents, and Barclays Capital Inc., BofA Securities Inc., Credit Suisse Securities (USA) LLC, Mizuho Markets Americas LLC and Scotia Capital (USA) Inc. or their respective affiliates, acting as forward purchasers (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K, filed on November 10, 2022, File No. 1-32853
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
Date: February 27, 2023

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chair, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

	Derrick Burks*	Lynn J. Good*

	Annette K. Clayton*	John T. Herron*

	Theodore F. Craver, Jr.*	Idalene F. Kesner*

	Robert M. Davis*	E. Marie McKee*

	Caroline D. Dorsa*	Michael J. Pacilio*

	W. Roy Dunbar*	Thomas E. Skains*

	Nicholas C. Fanandakis*	William E. Webster, Jr.*

Brian D. Savoy, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk (*) pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ BRIAN D. SAVOY
Attorney-In-Fact

 Date: February 27, 2023

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2023

DUKE ENERGY CAROLINAS, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson
Date: February 27, 2023

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2023

PROGRESS ENERGY, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KODWO GHARTEY-TAGOE
Kodwo Ghartey-Tagoe

/s/ LYNN J. GOOD
Lynn J. Good
Date: February 27, 2023

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2023

DUKE ENERGY PROGRESS, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KODWO GHARTEY-TAGOE
Kodwo Ghartey-Tagoe

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson
Date: February 27, 2023

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2023

DUKE ENERGY FLORIDA, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KODWO GHARTEY-TAGOE
Kodwo Ghartey-Tagoe

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson
Date: February 27, 2023

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2023

DUKE ENERGY OHIO, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil
Date: February 27, 2023

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2023

DUKE ENERGY INDIANA, LLC (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ KELLEY A. KARN
Kelley A. Karn

/s/ STAN PINEGAR
Stan Pinegar
Date: February 27, 2023

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2023

PIEDMONT NATURAL GAS COMPANY, INC. (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ BRIAN D. SAVOY
Brian D. Savoy
Date: February 27, 2023