Form 10-Q
period 2023-03-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2023-05-09
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at April 30, 2023:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	770,651,719
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

GLOSSARY OF TERMS

Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

AFUDC	Allowance for funds used during construction

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

Board	Duke Energy Board of Directors

CEP	Capital Expenditure Program

the company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, marketed as three separate disposal groups

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFPF	Duke Energy Florida Project Finance, LLC

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPS	Earnings Per Share

ERCOT	Electric Reliability Council of Texas

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hours

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IMR	Integrity Management Rider

GLOSSARY OF TERMS

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MGP Settlement	Stipulation and Recommendation filed jointly by Duke Energy Ohio the staff of the PUCO, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plans

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

the Parent	Duke Energy Corporation holding company

PBR	Performance-based regulation

Piedmont	Piedmont Natural Gas Company, Inc.

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credits

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

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

FORWARD-LOOKING STATEMENTS

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
◦Asset or business acquisitions and dispositions may not yield the anticipated benefits; and
◦The actions of activist shareholders could disrupt our operations, impact our ability to execute on our business strategy, or cause fluctuations in the trading price of our common stock.
Additional risks and uncertainties are identified and discussed in the Duke Energy Registrants' reports filed with the SEC and available at the SEC's website at sec.gov. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than described. Forward-looking statements speak only as of the date they are made and the Duke Energy Registrants expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2023	2022
Operating Revenues
Regulated electric	$6,324	$5,933
Regulated natural gas	882	1,002
Nonregulated electric and other	70	76
Total operating revenues	7,276	7,011
Operating Expenses
Fuel used in electric generation and purchased power	2,377	1,817
Cost of natural gas	298	481
Operation, maintenance and other	1,310	1,548
Depreciation and amortization	1,227	1,257
Property and other taxes	389	382
Impairment of assets and other charges	8	215
Total operating expenses	5,609	5,700
Gains on Sales of Other Assets and Other, net	7	3
Operating Income	1,674	1,314
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	20	26
Other income and expenses, net	151	89
Total other income and expenses	171	115
Interest Expense	720	569
Income From Continuing Operations Before Income Taxes	1,125	860
Income Tax Expense From Continuing Operations	155	25
Income From Continuing Operations	970	835
Loss From Discontinued Operations, net of tax	(209)	(15)
Net Income	761	820
Add: Net Loss Attributable to Noncontrolling Interests	43	37
Net Income Attributable to Duke Energy Corporation	804	857
Less: Preferred Dividends	39	39
Net Income Available to Duke Energy Corporation Common Stockholders	$765	$818

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.20	$1.06
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$(0.19)	$0.02
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.01	$1.08
Weighted Average Shares Outstanding
Basic and Diluted	770	770

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net Income	$761	$820
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	(1)	2
Net unrealized (losses) gains on cash flow hedges	(20)	113
Reclassification into earnings from cash flow hedges	—	5
Net unrealized losses on fair value hedges	(11)	—
Unrealized gains (losses) on available-for-sale securities	6	(13)
Other Comprehensive (Loss) Income, net of tax	(26)	107
Comprehensive Income	735	927
Add: Comprehensive Loss Attributable to Noncontrolling Interests	43	29
Comprehensive Income Attributable to Duke Energy	778	956
Less: Preferred Dividends	39	39
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$739	$917
(a)Net of income tax benefit of approximately $8 million and income tax expense of approximately $32 million for the three months ended March 31, 2023, and 2022, respectfully.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$451	$409
Receivables (net of allowance for doubtful accounts of $45 at 2023 and $40 at 2022)	1,035	1,309
Receivables of VIEs (net of allowance for doubtful accounts of $169 at 2023 and $176 at 2022)	2,635	3,106
Inventory	3,865	3,584
Regulatory assets (includes $106 at 2023 and 2022 related to VIEs)	3,502	3,485
Assets held for sale	374	356
Other (includes $42 at 2023 and $116 at 2022 related to VIEs)	452	973
Total current assets	12,314	13,222
Property, Plant and Equipment
Cost	166,096	163,839
Accumulated depreciation and amortization	(53,162)	(52,100)
Facilities to be retired, net	8	9
Net property, plant and equipment	112,942	111,748
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,691 at 2023 and $1,715 at 2022 related to VIEs)	14,702	14,645
Nuclear decommissioning trust funds	9,124	8,637
Operating lease right-of-use assets, net	1,019	1,042
Investments in equity method unconsolidated affiliates	465	455
Assets held for sale	5,538	5,634
Other (includes $50 at 2023 and $52 at 2022 related to VIEs)	3,426	3,400
Total other noncurrent assets	53,577	53,116
Total Assets	$178,833	$178,086
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,214	$4,754
Notes payable and commercial paper	3,731	3,952
Taxes accrued	586	722
Interest accrued	693	626
Current maturities of long-term debt (includes $101 at 2023 and $350 at 2022 related to VIEs)	3,330	3,878
Asset retirement obligations	732	773
Regulatory liabilities	1,283	1,466
Liabilities associated with assets held for sale	476	535
Other	1,970	2,167
Total current liabilities	16,015	18,873
Long-Term Debt (includes $3,334 at 2023 and $3,108 at 2022 related to VIEs)	69,107	65,873
Other Noncurrent Liabilities
Deferred income taxes	10,188	9,964
Asset retirement obligations	11,987	11,955
Regulatory liabilities	13,714	13,582
Operating lease liabilities	851	876
Accrued pension and other post-retirement benefit costs	820	832
Investment tax credits	852	849
Liabilities associated with assets held for sale	1,931	1,927
Other	1,417	1,502
Total other noncurrent liabilities	41,760	41,487
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2023 and 2022	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2023 and 2022	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 771 million and 770 million shares outstanding at 2023 and 2022	1	1
Additional paid-in capital	44,837	44,862
Retained earnings	2,626	2,637
Accumulated other comprehensive loss	(166)	(140)
Total Duke Energy Corporation stockholders' equity	49,260	49,322
Noncontrolling interests	2,691	2,531
Total equity	51,951	51,853
Total Liabilities and Equity	$178,833	$178,086
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$761	$820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,344	1,480
Equity component of AFUDC	(46)	(46)
Impairment of assets and other charges	228	215
Deferred income taxes	90	(11)
Equity in earnings of unconsolidated affiliates	(20)	(25)
Payments for asset retirement obligations	(117)	(119)
Provision for rate refunds	(33)	(31)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	5	215
Receivables	754	5
Inventory	(275)	28
Other current assets(a)	262	(327)
Increase (decrease) in
Accounts payable	(1,193)	(160)
Taxes accrued	(148)	(90)
Other current liabilities	(266)	(269)
Other assets(a)	(20)	(26)
Other liabilities	157	136
Net cash provided by operating activities	1,483	1,795
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,146)	(2,551)
Contributions to equity method investments	(6)	(17)
Purchases of debt and equity securities	(866)	(1,516)
Proceeds from sales and maturities of debt and equity securities	882	1,530
Net proceeds from the sales of other assets	76	—
Other	(149)	(145)
Net cash used in investing activities	(3,209)	(2,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	4,085	3,506
Payments for the redemption of long-term debt	(1,380)	(1,215)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	2	—
Payments for the redemption of short-term debt with original maturities greater than 90 days	(50)	(257)
Notes payable and commercial paper	(217)	213
Contributions from noncontrolling interests	206	23
Dividends paid	(815)	(799)
Other	(84)	(67)
Net cash provided by financing activities	1,747	1,404
Net increase in cash, cash equivalents and restricted cash	21	500
Cash, cash equivalents and restricted cash at beginning of period	603	520
Cash, cash equivalents and restricted cash at end of period	$624	$1,020
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,366	$1,028
(a)    Includes approximately $346 million of net collections of deferred fuel regulatory assets for the three months ended March 31, 2023.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
Net income (loss)	—	—	—	—	818	—	—	—	818	(37)	781
Other comprehensive income (loss)	—	—	—	—	—	110	(13)	2	99	8	107
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	(7)	—	—	—	—	(7)	—	(7)
Common stock dividends	—	—	—	—	(760)	—	—	—	(760)	—	(760)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	23	23
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(28)	(28)
Balance at March 31, 2022	$1,962	770	$1	$44,364	$3,323	$(122)	$(15)	$(67)	$49,446	$1,806	$51,252

Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
Net income (loss)	—	—	—	—	765	—	—	—	765	(43)	722
Other comprehensive income (loss)	—	—	—	—	—	(31)	6	(1)	(26)	—	(26)
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	(10)	—	—	—	—	(10)	—	(10)
Common stock dividends	—	—	—	—	(776)	—	—	—	(776)	—	(776)
Sale of noncontrolling interest	—	—	—	(13)	—	—	—	—	(13)	10	(3)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	206	206
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Balance at March 31, 2023	$1,962	771	$1	$44,837	$2,626	$(60)	$(17)	$(89)	$49,260	$2,691	$51,951
(a)Relates primarily to tax equity financing activity in the Commercial Renewables segment.
(b)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating Revenues	$1,934	$1,888
Operating Expenses
Fuel used in electric generation and purchased power	623	448
Operation, maintenance and other	440	512
Depreciation and amortization	366	379
Property and other taxes	95	93
Impairment of assets and other charges	2	3
Total operating expenses	1,526	1,435
Operating Income	408	453
Other Income and Expenses, net	59	55
Interest Expense	160	141
Income Before Income Taxes	307	367
Income Tax Expense	35	27
Net Income and Comprehensive Income	$272	$340

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$24	$44
Receivables (net of allowance for doubtful accounts of $5 at 2023 and $3 at 2022)	286	338
Receivables of VIEs (net of allowance for doubtful accounts of $65 at 2023 and 2022)	782	928
Receivables from affiliated companies	181	390
Inventory	1,303	1,164
Regulatory assets (includes $12 at 2023 and 2022 related to VIEs)	1,311	1,095
Other (includes $5 at 2023 and $8 at 2022 related to VIEs)	62	216
Total current assets	3,949	4,175
Property, Plant and Equipment
Cost	55,422	54,650
Accumulated depreciation and amortization	(19,082)	(18,669)
Net property, plant and equipment	36,340	35,981
Other Noncurrent Assets
Regulatory assets (includes $205 at 2023 and $208 at 2022 related to VIEs)	4,309	4,293
Nuclear decommissioning trust funds	5,076	4,783
Operating lease right-of-use assets, net	75	78
Other	998	1,036
Total other noncurrent assets	10,458	10,190
Total Assets	$50,747	$50,346
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$872	$1,472
Accounts payable to affiliated companies	236	209
Notes payable to affiliated companies	1,153	1,233
Taxes accrued	110	228
Interest accrued	142	120
Current maturities of long-term debt (includes $10 at 2023 and 2022 related to VIEs)	18	1,018
Asset retirement obligations	249	261
Regulatory liabilities	418	530
Other	572	580
Total current liabilities	3,770	5,651
Long-Term Debt (includes $713 at 2023 and $689 at 2022 related to VIEs)	14,787	12,948
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,263	4,153
Asset retirement obligations	5,148	5,121
Regulatory liabilities	5,817	5,783
Operating lease liabilities	80	83
Accrued pension and other post-retirement benefit costs	35	38
Investment tax credits	299	300
Other	534	527
Total other noncurrent liabilities	16,176	16,005
Commitments and Contingencies
Equity
Member's equity	15,720	15,448
Accumulated other comprehensive loss	(6)	(6)
Total equity	15,714	15,442
Total Liabilities and Equity	$50,747	$50,346

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$272	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	426	447
Equity component of AFUDC	(24)	(22)
Impairment of assets and other charges	2	3
Deferred income taxes	32	44
Payments for asset retirement obligations	(39)	(35)
Provision for rate refunds	(19)	(18)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	50
Receivables	199	77
Receivables from affiliated companies	209	56
Inventory	(139)	(13)
Other current assets(a)	(293)	(230)
Increase (decrease) in
Accounts payable	(594)	(225)
Accounts payable to affiliated companies	27	(17)
Taxes accrued	(119)	(150)
Other current liabilities	(78)	56
Other assets(a)	206	6
Other liabilities	76	(44)
Net cash provided by operating activities	144	325
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(866)	(717)
Purchases of debt and equity securities	(556)	(1,008)
Proceeds from sales and maturities of debt and equity securities	556	1,008
Notes receivable from affiliated companies	—	(492)
Other	(59)	(54)
Net cash used in investing activities	(925)	(1,263)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,845	1,217
Payments for the redemption of long-term debt	(1,007)	(1)
Notes payable to affiliated companies	(79)	(226)
Distributions to parent	—	(50)
Other	(1)	(1)
Net cash provided by financing activities	758	939
Net (decrease) increase in cash, cash equivalents and restricted cash	(23)	1
Cash, cash equivalents and restricted cash at beginning of period	53	8
Cash, cash equivalents and restricted cash at end of period	$30	$9
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$449	$352
(a)    Includes approximately $14 million of under-collected deferred fuel regulatory assets for the three months ended March 31, 2023.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2021	$13,897	$(6)	$13,891
Net income	340	—	340
Distributions to parent	(50)	—	(50)
Other	1	—	1
Balance at March 31, 2022	$14,188	$(6)	$14,182

Balance at December 31, 2022	$15,448	$(6)	$15,442
Net income	272	—	272
Balance at March 31, 2023	$15,720	$(6)	$15,714
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating Revenues	$3,048	$2,992
Operating Expenses
Fuel used in electric generation and purchased power	1,191	1,064
Operation, maintenance and other	568	645
Depreciation and amortization	504	536
Property and other taxes	168	152
Impairment of assets and other charges	5	—
Total operating expenses	2,436	2,397
Gains on Sales of Other Assets and Other, net	6	2
Operating Income	618	597
Other Income and Expenses, net	59	35
Interest Expense	246	211
Income Before Income Taxes	431	421
Income Tax Expense	72	67
Net Income	$359	$354
Other Comprehensive Income, net of tax
Net unrealized gains on cash flow hedges	—	1
Unrealized gains (losses) on available-for-sale securities	2	(2)
Other Comprehensive Income (Loss), net of tax	2	(1)
Comprehensive Income	$361	$353

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$93	$108
Receivables (net of allowance for doubtful accounts of $14 at 2023 and $13 at 2022)	315	318
Receivables of VIEs (net of allowance for doubtful accounts of $61 at 2023 and $68 at 2022)	1,101	1,289
Receivables from affiliated companies	24	22
Notes receivable from affiliated companies	118	—
Inventory	1,712	1,579
Regulatory assets (includes $94 at 2023 and 2022 related to VIEs)	1,548	1,833
Other (includes $33 at 2023 and $88 at 2022 related to VIEs)	166	342
Total current assets	5,077	5,491
Property, Plant and Equipment
Cost	65,852	64,822
Accumulated depreciation and amortization	(21,011)	(20,584)
Net property, plant and equipment	44,841	44,238
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,486 at 2023 and $1,507 at 2022 related to VIEs)	7,422	7,146
Nuclear decommissioning trust funds	4,048	3,855
Operating lease right-of-use assets, net	604	628
Other	1,097	1,066
Total other noncurrent assets	16,826	16,350
Total Assets	$66,744	$66,079
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,127	$1,481
Accounts payable to affiliated companies	410	712
Notes payable to affiliated companies	845	843
Taxes accrued	172	135
Interest accrued	224	206
Current maturities of long-term debt (includes $341 at 2023 and $340 at 2022 related to VIEs)	699	697
Asset retirement obligations	272	289
Regulatory liabilities	473	576
Other	771	782
Total current liabilities	4,993	5,721
Long-Term Debt (includes $1,955 at 2023 and $2,003 at 2022 related to VIEs)	22,522	21,592
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,226	5,147
Asset retirement obligations	5,898	5,892
Regulatory liabilities	4,796	4,753
Operating lease liabilities	521	546
Accrued pension and other post-retirement benefit costs	289	292
Investment tax credits	362	358
Other	222	222
Total other noncurrent liabilities	17,314	17,210
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2023 and 2022	—	—
Additional paid-in capital	11,830	11,832
Retained earnings	9,944	9,585
Accumulated other comprehensive loss	(9)	(11)
Total equity	21,765	21,406
Total Liabilities and Equity	$66,744	$66,079
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$359	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	554	625
Equity component of AFUDC	(16)	(12)
Impairment of assets and other charges	5	—
Deferred income taxes	51	72
Payments for asset retirement obligations	(58)	(68)
Provision for rate refunds	(14)	(16)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	164
Receivables	188	(123)
Receivables from affiliated companies	(2)	102
Inventory	(133)	(5)
Other current assets(a)	319	(224)
Increase (decrease) in
Accounts payable	(214)	26
Accounts payable to affiliated companies	(302)	(142)
Taxes accrued	36	30
Other current liabilities	(107)	(113)
Other assets(a)	(212)	(80)
Other liabilities	4	40
Net cash provided by operating activities	458	630
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,275)	(981)
Purchases of debt and equity securities	(279)	(531)
Proceeds from sales and maturities of debt and equity securities	304	548
Notes receivable from affiliated companies	(118)	(237)
Other	(71)	(28)
Net cash used in investing activities	(1,439)	(1,229)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	996	889
Payments for the redemption of long-term debt	(66)	(54)
Notes payable to affiliated companies	2	(1)
Dividends to parent	—	(250)
Other	(1)	(3)
Net cash provided by financing activities	931	581
Net decrease in cash, cash equivalents and restricted cash	(50)	(18)
Cash, cash equivalents and restricted cash at beginning of period	184	113
Cash, cash equivalents and restricted cash at end of period	$134	$95
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$516	$349
(a)    Includes approximately $139 million of net collections of deferred fuel regulatory assets for the three months ended March 31, 2023.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
Net income	—	354	—	—	—	354	—	354
Other comprehensive income (loss)	—	—	1	(2)	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Equitization of certain notes payable to affiliates	—	2,431	—	—	—	2,431	—	2,431
Other	—	1	—	—	—	1	—	1
Balance at March 31, 2022	$9,149	$10,543	$(1)	$(4)	$(7)	$19,680	$2	$19,682

Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406	$—	$21,406
Net income	—	359	—	—	—	359	—	359
Other comprehensive income (loss)	—	—	—	2	—	2	—	2
Other	(2)	—	—	—	—	(2)	—	(2)
Balance at March 31, 2023	$11,830	$9,944	$(1)	$(6)	$(2)	$21,765	$—	$21,765
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating Revenues	$1,533	$1,632
Operating Expenses
Fuel used in electric generation and purchased power	545	574
Operation, maintenance and other	350	391
Depreciation and amortization	315	306
Property and other taxes	48	49
Impairment of assets and other charges	4	—
Total operating expenses	1,262	1,320
Gains on Sales of Other Assets and Other, net	—	1
Operating Income	271	313
Other Income and Expenses, net	29	22
Interest Expense	102	85
Income Before Income Taxes	198	250
Income Tax Expense	29	35
Net Income and Comprehensive Income	$169	$215

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$50	$49
Receivables (net of allowance for doubtful accounts of $5 at 2023 and $4 at 2022)	159	167
Receivables of VIEs (net of allowance for doubtful accounts of $40 at 2023 and 2022)	654	793
Receivables from affiliated companies	26	25
Notes receivable from affiliated companies	160	—
Inventory	1,082	1,006
Regulatory assets (includes $39 at 2023 and 2022 related to VIEs)	764	690
Other (includes $15 at 2023 and $42 at 2022 related to VIEs)	57	174
Total current assets	2,952	2,904
Property, Plant and Equipment
Cost	39,396	38,875
Accumulated depreciation and amortization	(14,452)	(14,201)
Net property, plant and equipment	24,944	24,674
Other Noncurrent Assets
Regulatory assets (includes $672 at 2023 and $681 at 2022 related to VIEs)	4,817	4,724
Nuclear decommissioning trust funds	3,640	3,430
Operating lease right-of-use assets, net	356	370
Other	659	650
Total other noncurrent assets	9,472	9,174
Total Assets	$37,368	$36,752
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$511	$601
Accounts payable to affiliated companies	252	508
Notes payable to affiliated companies	—	238
Taxes accrued	56	77
Interest accrued	90	101
Current maturities of long-term debt (includes $34 at 2023 and 2022 related to VIEs)	370	369
Asset retirement obligations	272	288
Regulatory liabilities	293	332
Other	412	384
Total current liabilities	2,256	2,898
Long-Term Debt (includes $1,096 at 2023 and $1,114 at 2022 related to VIEs)	11,527	10,568
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,531	2,477
Asset retirement obligations	5,552	5,535
Regulatory liabilities	4,178	4,120
Operating lease liabilities	320	335
Accrued pension and other post-retirement benefit costs	158	160
Investment tax credits	129	124
Other	89	76
Total other noncurrent liabilities	12,957	12,827
Commitments and Contingencies
Equity
Member's Equity	10,478	10,309
Total Liabilities and Equity	$37,368	$36,752

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$169	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	360	350
Equity component of AFUDC	(13)	(7)
Impairment of assets and other charges	4	—
Deferred income taxes	27	19
Payments for asset retirement obligations	(46)	(41)
Provision for rate refunds	(14)	(16)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	164
Receivables	144	(70)
Receivables from affiliated companies	(1)	63
Inventory	(76)	(19)
Other current assets	(61)	(75)
Increase (decrease) in
Accounts payable	(3)	18
Accounts payable to affiliated companies	(256)	(50)
Taxes accrued	(21)	(85)
Other current liabilities	(86)	(67)
Other assets(a)	(16)	(56)
Other liabilities	21	47
Net cash provided by operating activities	132	390
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(666)	(467)
Purchases of debt and equity securities	(239)	(481)
Proceeds from sales and maturities of debt and equity securities	236	480
Notes receivable from affiliated companies	(160)	(328)
Other	(33)	(19)
Net cash used in investing activities	(862)	(815)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	991	889
Payments for the redemption of long-term debt	(32)	(21)
Notes payable to affiliated companies	(239)	(172)
Distributions to parent	—	(250)
Other	(1)	(1)
Net cash provided by financing activities	719	445
Net (decrease) increase in cash, cash equivalents and restricted cash	(11)	20
Cash, cash equivalents and restricted cash at beginning of period	79	39
Cash, cash equivalents and restricted cash at end of period	$68	$59
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$176	$111

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(in millions)	Member's Equity
Balance at December 31, 2021	$9,551
Net income	215
Distributions to parent	(250)
Other	1
Balance at March 31, 2022	$9,517

Balance at December 31, 2022	$10,309
Net income	169
Balance at March 31, 2023	$10,478

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating Revenues	$1,510	$1,355
Operating Expenses
Fuel used in electric generation and purchased power	646	490
Operation, maintenance and other	213	249
Depreciation and amortization	190	231
Property and other taxes	120	103
Impairment of assets and other charges	1	—
Total operating expenses	1,170	1,073
Gains on Sales of Other Assets and Other, net	1	1
Operating Income	341	283
Other Income and Expenses, net	30	15
Interest Expense	115	84
Income Before Income Taxes	256	214
Income Tax Expense	51	43
Net Income	$205	$171
Other Comprehensive Loss, net of tax
Unrealized gains (losses) on available-for-sale securities	2	(1)
Comprehensive Income	$207	$170

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$26	$45
Receivables (net of allowance for doubtful accounts of $9 at 2023 and $8 at 2022)	154	148
Receivables of VIEs (net of allowance for doubtful accounts of $21 at 2023 and $28 at 2022)	447	496
Receivables from affiliated companies	3	2
Inventory	630	573
Regulatory assets (includes $55 at 2023 and 2022 related to VIEs)	784	1,143
Other (includes $18 at 2023 and $46 at 2022 related to VIEs)	67	108
Total current assets	2,111	2,515
Property, Plant and Equipment
Cost	26,448	25,940
Accumulated depreciation and amortization	(6,552)	(6,377)
Net property, plant and equipment	19,896	19,563
Other Noncurrent Assets
Regulatory assets (includes $814 at 2023 and $826 at 2022 related to VIEs)	2,605	2,422
Nuclear decommissioning trust funds	408	424
Operating lease right-of-use assets, net	247	258
Other	393	372
Total other noncurrent assets	3,653	3,476
Total Assets	$25,660	$25,554
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$616	$880
Accounts payable to affiliated companies	110	177
Notes payable to affiliated companies	886	605
Taxes accrued	131	53
Interest accrued	106	80
Current maturities of long-term debt (includes $307 at 2023 and $306 at 2022 related to VIEs)	330	328
Asset retirement obligations	1	1
Regulatory liabilities	180	244
Other	320	363
Total current liabilities	2,680	2,731
Long-Term Debt (includes $859 at 2023 and $890 at 2022 related to VIEs)	9,353	9,381
Other Noncurrent Liabilities
Deferred income taxes	2,811	2,789
Asset retirement obligations	346	357
Regulatory liabilities	618	633
Operating lease liabilities	201	211
Accrued pension and other post-retirement benefit costs	110	111
Investment tax credits	233	234
Other	77	84
Total other noncurrent liabilities	4,396	4,419
Commitments and Contingencies
Equity
Member's equity	9,237	9,031
Accumulated other comprehensive loss	(6)	(8)
Total equity	9,231	9,023
Total Liabilities and Equity	$25,660	$25,554

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	194	273
Equity component of AFUDC	(3)	(5)
Impairment of assets and other charges	1	—
Deferred income taxes	21	52
Payments for asset retirement obligations	(12)	(28)
(Increase) decrease in
Receivables	42	(54)
Receivables from affiliated companies	(1)	—
Inventory	(57)	14
Other current assets(a)	363	(72)
Increase (decrease) in
Accounts payable	(211)	9
Accounts payable to affiliated companies	(67)	(89)
Taxes accrued	79	45
Other current liabilities	(27)	(52)
Other assets(a)	(193)	(24)
Other liabilities	(8)	(6)
Net cash provided by operating activities	326	234
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(609)	(514)
Purchases of debt and equity securities	(40)	(49)
Proceeds from sales and maturities of debt and equity securities	68	69
Other	(38)	(10)
Net cash used in investing activities	(619)	(504)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	5	—
Payments for the redemption of long-term debt	(34)	(34)
Notes payable to affiliated companies	281	269
Other	(1)	(1)
Net cash provided by financing activities	251	234
Net decrease in cash, cash equivalents and restricted cash	(42)	(36)
Cash, cash equivalents and restricted cash at beginning of period	86	62
Cash, cash equivalents and restricted cash at end of period	$44	$26
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$340	$237
(a)    Includes approximately $162 million of net collections of deferred fuel regulatory assets for the three months ended March 31, 2023.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2021	$8,298	$(3)	$8,295
Net income	171	—	171
Other comprehensive loss	—	(1)	(1)
Balance at March 31, 2022	$8,469	$(4)	$8,465

Balance at December 31, 2022	$9,031	$(8)	$9,023
Net income	205	—	205
Other comprehensive income	—	2	2
Other	1	—	1
Balance at March 31, 2023	$9,237	$(6)	$9,231
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating Revenues
Regulated electric	$474	$412
Regulated natural gas	235	226
Total operating revenues	709	638
Operating Expenses
Fuel used in electric generation and purchased power	176	127
Cost of natural gas	92	107
Operation, maintenance and other	123	178
Depreciation and amortization	90	80
Property and other taxes	80	101
Total operating expenses	561	593
Operating Income	148	45
Other Income and Expenses, net	8	6
Interest Expense	36	30
Income Before Income Taxes	120	21
Income Tax Expense (Benefit)	20	(56)
Net Income and Comprehensive Income	$100	$77

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$26	$16
Receivables (net of allowance for doubtful accounts of $7 at 2023 and $6 at 2022)	74	73
Receivables from affiliated companies	196	247
Notes receivable from affiliated companies	258	—
Inventory	157	144
Regulatory assets	54	103
Other	33	86
Total current assets	798	669
Property, Plant and Equipment
Cost	12,543	12,497
Accumulated depreciation and amortization	(3,282)	(3,250)
Net property, plant and equipment	9,261	9,247
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	623	581
Operating lease right-of-use assets, net	17	18
Other	74	71
Total other noncurrent assets	1,634	1,590
Total Assets	$11,693	$11,506
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$284	$380
Accounts payable to affiliated companies	65	72
Notes payable to affiliated companies	72	497
Taxes accrued	227	317
Interest accrued	31	29
Current maturities of long-term debt	475	475
Asset retirement obligations	14	17
Regulatory liabilities	62	99
Other	66	74
Total current liabilities	1,296	1,960
Long-Term Debt	3,491	2,745
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,142	1,136
Asset retirement obligations	140	137
Regulatory liabilities	530	534
Operating lease liabilities	17	17
Accrued pension and other post-retirement benefit costs	91	90
Other	95	96
Total other noncurrent liabilities	2,015	2,010
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2023 and 2022	762	762
Additional paid-in capital	3,100	3,100
Retained earnings	1,004	904
Total equity	4,866	4,766
Total Liabilities and Equity	$11,693	$11,506
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	81
Equity component of AFUDC	—	(3)
Deferred income taxes	(3)	(51)
Payments for asset retirement obligations	(1)	—
Provision for rate refunds	—	5
(Increase) decrease in
Receivables	—	(5)
Receivables from affiliated companies	17	15
Inventory	(11)	2
Other current assets	94	48
Increase (decrease) in
Accounts payable	(60)	88
Accounts payable to affiliated companies	(7)	—
Taxes accrued	(90)	(56)
Other current liabilities	(42)	(89)
Other assets	1	(17)
Other liabilities	(1)	74
Net cash provided by operating activities	88	169
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(232)	(210)
Net proceeds from the sales of other assets	75	—
Notes receivable from affiliated companies	(224)	29
Other	(16)	(6)
Net cash used in investing activities	(397)	(187)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	749	—
Notes payable to affiliated companies	(425)	21
Other	(5)	(1)
Net cash provided by financing activities	319	20
Net increase in cash and cash equivalents	10	2
Cash and cash equivalents at beginning of period	16	13
Cash and cash equivalents at end of period	$26	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$87	$82

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2021	$762	$3,100	$602	$4,464
Net income	—	—	77	77
Other	—	—	1	1
Balance at March 31, 2022	$762	$3,100	$680	$4,542

Balance at December 31, 2022	$762	$3,100	$904	$4,766
Net income	—	—	100	100
Balance at March 31, 2023	$762	$3,100	$1,004	$4,866
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating Revenues	$975	$822
Operating Expenses
Fuel used in electric generation and purchased power	449	319
Operation, maintenance and other	184	192
Depreciation and amortization	158	156
Property and other taxes	18	25
Impairment of assets and other charges	—	211
Total operating expenses	809	903
Operating Income (Loss)	166	(81)
Other Income and Expenses, net	14	10
Interest Expense	52	45
Income (Loss) Before Income Taxes	128	(116)
Income Tax Expense (Benefit)	22	(37)
Net Income (Loss) and Comprehensive Income (Loss)	$106	$(79)

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$11	$31
Receivables (net of allowance for doubtful accounts of $4 at 2023 and $4 at 2022)	90	112
Receivables from affiliated companies	228	298
Inventory	560	489
Regulatory assets	91	249
Other	64	197
Total current assets	1,044	1,376
Property, Plant and Equipment
Cost	18,295	18,121
Accumulated depreciation and amortization	(6,136)	(6,021)
Net property, plant and equipment	12,159	12,100
Other Noncurrent Assets
Regulatory assets	903	875
Operating lease right-of-use assets, net	48	49
Other	265	254
Total other noncurrent assets	1,216	1,178
Total Assets	$14,419	$14,654
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$247	$391
Accounts payable to affiliated companies	60	206
Notes payable to affiliated companies	204	435
Taxes accrued	106	92
Interest accrued	59	48
Current maturities of long-term debt	3	303
Asset retirement obligations	197	207
Regulatory liabilities	207	187
Other	145	161
Total current liabilities	1,228	2,030
Long-Term Debt	4,350	3,854
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,313	1,299
Asset retirement obligations	741	744
Regulatory liabilities	1,517	1,454
Operating lease liabilities	46	47
Accrued pension and other post-retirement benefit costs	123	122
Investment tax credits	186	186
Other	31	65
Total other noncurrent liabilities	3,957	3,917
Commitments and Contingencies
Equity
Member's equity	4,733	4,702
Accumulated other comprehensive income	1	1
Total equity	4,734	4,703
Total Liabilities and Equity	$14,419	$14,654

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$106	$(79)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	158	157
Equity component of AFUDC	(1)	(7)
Impairment of assets and other charges	—	211
Deferred income taxes	2	(81)
Payments for asset retirement obligations	(19)	(15)
(Increase) decrease in
Receivables	20	4
Receivables from affiliated companies	(26)	12
Inventory	(71)	(12)
Other current assets	174	(22)
Increase (decrease) in
Accounts payable	(107)	19
Accounts payable to affiliated companies	(33)	(22)
Taxes accrued	14	74
Other current liabilities	112	14
Other assets	(12)	(10)
Other liabilities	35	50
Net cash provided by operating activities	352	293
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(226)	(212)
Purchases of debt and equity securities	(23)	(16)
Proceeds from sales and maturities of debt and equity securities	16	13
Notes receivable from affiliated companies	96	131
Other	(10)	(17)
Net cash used in investing activities	(147)	(101)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	—
Payments for the redemption of long-term debt	(300)	(53)
Notes payable to affiliated companies	(231)	—
Distributions to parent	(188)	(125)
Other	(1)	(1)
Net cash used in financing activities	(225)	(179)
Net (decrease) increase in cash and cash equivalents	(20)	13
Cash and cash equivalents at beginning of period	31	6
Cash and cash equivalents at end of period	$11	$19
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$85	$82
(a)    Includes approximately $175 million of net collections of deferred fuel regulatory assets for the three months ended March 31, 2023.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive Income
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at December 31, 2021	$5,015	$—	$5,015
Net loss	(79)	—	(79)
Distributions to parent	(113)	—	(113)
Other	1	—	1
Balance at March 31, 2022	$4,824	$—	$4,824

Balance at December 31, 2022	$4,702	$1	$4,703
Net income	106	—	106
Distributions to parent	(75)	—	(75)
Balance at March 31, 2023	$4,733	$1	$4,734

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating Revenues	$675	$805
Operating Expenses
Cost of natural gas	206	374
Operation, maintenance and other	89	95
Depreciation and amortization	57	54
Property and other taxes	16	16
Impairment of assets and other charges	1	—
Total operating expenses	369	539
Operating Income	306	266
Other Income and Expenses, net	16	13
Interest Expense	40	32
Income Before Income Taxes	282	247
Income Tax Expense	50	33
Net Income and Comprehensive Income	$232	$214

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $14 at 2023 and 2022)	$245	$436
Receivables from affiliated companies	11	11
Inventory	99	172
Regulatory assets	121	119
Other	9	4
Total current assets	485	742
Property, Plant and Equipment
Cost	11,101	10,869
Accumulated depreciation and amortization	(2,136)	(2,081)
Facilities to be retired, net	8	9
Net property, plant and equipment	8,973	8,797
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	389	392
Operating lease right-of-use assets, net	3	4
Investments in equity method unconsolidated affiliates	78	79
Other	278	272
Total other noncurrent assets	797	796
Total Assets	$10,255	$10,335
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$191	$345
Accounts payable to affiliated companies	39	51
Notes payable to affiliated companies	343	514
Taxes accrued	61	74
Interest accrued	43	40
Current maturities of long-term debt	45	45
Regulatory liabilities	122	74
Other	58	81
Total current liabilities	902	1,224
Long-Term Debt	3,319	3,318
Other Noncurrent Liabilities
Deferred income taxes	897	870
Asset retirement obligations	27	26
Regulatory liabilities	1,016	1,024
Operating lease liabilities	12	13
Accrued pension and other post-retirement benefit costs	7	7
Other	170	180
Total other noncurrent liabilities	2,129	2,120
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2023 and 2022	1,635	1,635
Retained earnings	2,269	2,037
Total Piedmont Natural Gas Company, Inc. stockholder's equity	3,904	3,672
Noncontrolling interests	1	1
Total equity	3,905	3,673
Total Liabilities and Equity	$10,255	$10,335

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$232	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58	55
Equity component of AFUDC	(5)	(1)
Impairment of assets and other charges	1	—
Deferred income taxes	14	(11)
Equity in earnings from unconsolidated affiliates	(2)	(2)
Provision for rate refunds	—	(2)
(Increase) decrease in
Receivables	189	15
Receivables from affiliated companies	—	(2)
Inventory	73	58
Other current assets	(19)	7
Increase (decrease) in
Accounts payable	(107)	(16)
Accounts payable to affiliated companies	(12)	12
Taxes accrued	(13)	16
Other current liabilities	42	36
Other assets	(2)	(13)
Other liabilities	(1)	—
Net cash provided by operating activities	448	366
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(271)	(199)
Other	(6)	(8)
Net cash used in investing activities	(277)	(207)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to affiliated companies	(171)	(158)
Other	—	(1)
Net cash used in financing activities	(171)	(159)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$160	$87

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2021	$1,635	$1,714	$3,349	$—	$3,349
Net income	—	214	214	—	214
Balance at March 31, 2022	$1,635	$1,928	$3,563	$—	$3,563

Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
Net income	—	232	232	—	232
Balance at March 31, 2023	$1,635	$2,269	$3,904	$1	$3,905

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in the Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the three months ended March 31, 2023, and 2022, the Loss From Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations includes amounts related to noncontrolling interests. A portion of Noncontrolling interests on Duke Energy's Condensed Consolidated Balance Sheets relates to discontinued operations for the periods presented. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
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

	March 31, 2023					December 31, 2022
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy(a)	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$451	$24	$93	$50	$26	$409	$44	$108	$49	$45
Other	42	5	37	14	18	82	8	74	28	41
Other Noncurrent Assets
Other	11	1	4	4	—	11	1	2	2	—
Total cash, cash equivalents and restricted cash	$504	$30	$134	$68	$44	$502	$53	$184	$79	$86
(a)    Certain prior year balances have been adjusted for held for sale presentation. See Note 2 for additional information.
INVENTORY
Provisions for inventory write-offs were not material at March 31, 2023, and December 31, 2022. The components of inventory are presented in the tables below.

	March 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,739	$948	$1,273	$842	$431	$116	$355	$12
Coal	772	309	233	128	105	29	202	—
Natural gas, oil and other fuel	354	46	206	112	94	12	3	87
Total inventory	$3,865	$1,303	$1,712	$1,082	$630	$157	$560	$99

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,604	$876	$1,232	$819	$413	$105	$342	$12
Coal	620	253	190	99	91	34	144	—
Natural gas, oil and other fuel	360	35	157	88	69	5	3	160
Total inventory	$3,584	$1,164	$1,579	$1,006	$573	$144	$489	$172
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
ACCOUNTS PAYABLE
Duke Energy maintains a supply chain finance program (the “program”) with a global financial institution. The program is voluntary and allows Duke Energy suppliers, at their sole discretion, to sell their receivables from Duke Energy to the financial institution at a rate that leverages Duke Energy’s credit rating and which may result in favorable terms compared to the rate available to the supplier on their own credit rating. Suppliers participating in the program determine at their sole discretion which invoices they will sell to the financial institution. Duke Energy confirms invoices sold by suppliers under the program to the financial institution and pays the financial institution based on commercial terms negotiated between Duke Energy and the supplier regardless of program participation. Suppliers’ decisions on which invoices are sold do not impact Duke Energy’s payment terms. The commercial terms negotiated between Duke Energy and its suppliers are consistent regardless of whether the supplier elects to participate in the program. Duke Energy does not issue any guarantees with respect to the program and does not participate in negotiations between suppliers and the financial institution. Duke Energy does not have an economic interest in the supplier’s decision to participate in the program and receives no interest, fees or other benefit from the financial institution based on supplier participation in the program.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION

The following table represents the changes in confirmed obligations outstanding for the three months ended March 31, 2023, and 2022.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at the December 31, 2021	$19	$—	$9	$—	$9	$6	$—	$4
Invoices confirmed during the period	31	2	11	2	9	6	2	11
Confirmed invoices paid during the period	(31)	(1)	(11)	(1)	(10)	(8)	(1)	(10)
Confirmed obligations outstanding at March 31, 2022	$19	$1	$9	$1	$8	$4	$1	$5

Confirmed obligations outstanding at the December 31, 2022	$87	$6	$19	$8	$11	$5	$—	$57
Invoices confirmed during the period	59	10	22	11	11	1	—	25
Confirmed invoices paid during the period	(94)	(9)	(26)	(13)	(13)	(6)	—	(53)
Confirmed obligations outstanding at March 31, 2023	$52	$7	$15	$6	$9	$—	$—	$29
NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2023.
2. DISPOSITIONS
Sale of Commercial Renewables Segment
In August 2022, Duke Energy announced a strategic review of its commercial renewables business. Since 2007, Duke Energy has built a portfolio of commercial wind, solar and battery projects across the U.S., and established a development pipeline. Duke Energy has developed a strategy to focus on renewables, grid and other investment opportunities within its regulated operations. In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to the EU&I segment. Prior to March 2023, Duke Energy was actively marketing the Commercial Renewables business as two separate disposal groups, the utility-scale solar and wind group and the distributed generation group. In March 2023, assets for certain projects were removed from the utility-scale solar and wind group and placed in a separate disposal group (collectively, Commercial Renewables Disposal Groups) and a pretax impairment of approximately $220 million was recorded for the three months ended March 31, 2023. The sales processes for the Commercial Renewables Disposal Groups are ongoing and Duke Energy expects to dispose of these groups in the second half of 2023.
Assets Held For Sale and Discontinued Operations
The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022. Originally debt and the related restricted cash and interest rate swaps were not expected to transfer to a buyer but during the marketing process it was determined they would be included with the sale and were classified as held for sale in March 2023. As a result, adjustments were made to the December 31, 2022, Consolidated Balance Sheet to present debt and the related restricted cash and interest rate swaps as held for sale. No adjustments were made to the historical activity within the Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Changes in Equity. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented.
No interest from corporate level debt was allocated to discontinued operations.

FINANCIAL STATEMENTS	DISPOSITIONS
The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in Duke Energy's Consolidated Balance Sheets.

(in millions)	March 31, 2023	December 31, 2022
Current Assets Held for Sale
Cash and cash equivalents	$12	$10
Receivables, net	114	107
Inventory	81	88
Other	167	151
Total current assets held for sale	374	356
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	6,334	6,444
Accumulated depreciation and amortization	(1,651)	(1,651)
Net property, plant and equipment	4,683	4,793
Operating lease right-of-use assets, net	142	140
Investments in equity method unconsolidated affiliates	512	522
Other	201	179
Total other noncurrent assets held for sale	855	841
Total Assets Held for Sale	$5,912	$5,990
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$80	$122
Taxes accrued	9	17
Current maturities of long-term debt	275	276
Other	112	120
Total current liabilities associated with assets held for sale	476	535
Noncurrent Liabilities Associated with Assets Held for Sale
Long-Term debt	1,184	1,188
Operating lease liabilities	150	150
Asset retirement obligations	196	190
Other	401	399
Total other noncurrent liabilities associated with assets held for sale	1,931	1,927
Total Liabilities Associated with Assets Held for Sale	$2,407	$2,462
As of March 31, 2023, and December 31, 2022, the noncontrolling interest balance is $1.7 billion and $1.6 billion, respectively.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating revenues	$80	$121
Operation, maintenance and other	89	81
Depreciation and amortization(a)	—	64
Property and other taxes	10	10
Other income and expenses, net	(4)	—
Interest expense	31	19
Loss on disposal	220	—
Loss before income taxes	(274)	(53)
Income tax benefit	(65)	(38)
Loss from discontinued operations	$(209)	$(15)
Add: Net loss attributable to noncontrolling interest included in discontinued operations	64	27
Net income from discontinued operations attributable to Duke Energy Corporation	$(145)	$12
(a)    Upon meeting the criteria for assets held for sale, beginning in November 2022 depreciation and amortization expense were ceased.

FINANCIAL STATEMENTS	DISPOSITIONS
The Commercial Renewables Disposal Groups' held for sale assets included pretax impairments of approximately $1.7 billion at December 31, 2022. In the first quarter of 2023, a pretax impairment of approximately $220 million was recorded to write-down the carrying amount of property, plant and equipment assets to the estimated fair value of the business, based on the expected selling price less estimated costs to sell. The first quarter impairment was included in Loss from Discontinued Operations, net of tax, in Duke Energy's Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023. The fair value was primarily determined from market information obtained through the bidding process and discounted cash flow analysis. The discounted cash flow model utilized Level 2 and Level 3 inputs. The fair value hierarchy levels are further discussed in Note 11. The impairment will be updated, if necessary, based on market changes or the final sales price, including all closing adjustments.
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$(54)	$64
Investing activities	(151)	(88)
Other Sale-Related Matters
Duke Energy (Parent) and several Duke Energy renewables project companies, located in the ERCOT market, were named in several lawsuits arising out of Texas Storm Uri, which occurred in February 2021. The legal actions related to Duke Energy (Parent) from these lawsuits will remain with Duke Energy (Parent) and any future activity related to Duke Energy (Parent) as a defendant in these lawsuits will be presented in discontinued operations. See Note 4 for more information.
3. BUSINESS SEGMENTS
Duke Energy
Due to Duke Energy's commitment in the fourth quarter of 2022 to sell the Commercial Renewables business segment, Duke Energy's segment structure now includes the following two segments: EU&I and GU&I. Prior period information has been recast to conform to the current segment structure. See Note 2 for further information on the Commercial Renewables Disposal Groups.
The EU&I segment primarily includes Duke Energy's regulated electric utilities in the Carolinas, Florida and the Midwest. EU&I also includes Duke Energy's electric transmission infrastructure investments and the offshore wind contract for Carolina Long Bay. Refer to Note 2 for further information.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,381	$888	$7,269	$7	$—	$7,276
Intersegment revenues	17	23	40	24	(64)	—
Total revenues	$6,398	$911	$7,309	$31	$(64)	$7,276
Segment income (loss)	$791	$287	$1,078	$(168)	$—	$910
Less: Noncontrolling interests						43
Add: Preferred stock dividend						39
Discontinued operations						(145)
Net Income						$761
Segment assets(a)	$152,989	$16,217	$169,206	$9,627	$—	$178,833

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended March 31, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$5,995	$1,009	$7,004	$7	$—	$7,011
Intersegment revenues	7	23	30	23	(53)	—
Total revenues	$6,002	$1,032	$7,034	$30	$(53)	$7,011
Segment income (loss)(b)	$723	$254	$977	$(171)	$—	$806
Less: Noncontrolling interests						37
Add: Preferred stock dividend						39
Discontinued operations						12
Net Income						$820
(a)Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. Refer to Note 2 for further information.
(b)EU&I includes $211 million recorded within Impairment of assets and other charges, $46 million within Operating revenues and $22 million within Noncontrolling Interests related to the Duke Energy Indiana Supreme Court ruling on the Condensed Consolidated Statements of Operations. See Note 4 for additional information.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended March 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$474	$235	$709	$—	$—	$709
Segment income (loss)/Net income	$49	$52	$101	$(1)	$—	$100
Segment assets	$7,553	$4,041	$11,594	$10	$89	$11,693

	Three Months Ended March 31, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$412	$226	$638	$—	$638
Segment income (loss)/Net income	$41	$38	$79	$(2)	$77
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

On February 24, 2022, the NRC issued a decision in the SLR appeal related to Florida Power and Light's Turkey Point nuclear generating station in Florida. The NRC ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. Although Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including ONS. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a supplement to its environmental report providing information on environmental impacts during the SLR period prior to the rulemaking being completed. On November 7, 2022, Duke Energy Carolinas submitted a supplement to its environmental report addressing environmental impacts during the SLR period. On December 19, 2022, the NRC published a notice in the Federal Register that the NRC will conduct a limited scoping process to gather additional information necessary to prepare an environmental impact statement (EIS) to evaluate the environmental impacts at ONS during the SLR period. The NRC received comments from the EPA and the Petitioners and these comments identify 18 potential impacts that should be considered by the NRC in the EIS, which include, but are not limited to, climate change and flooding, environmental justice, severe accidents, and external events. Currently, the NRC expects to publish a draft EIS in October 2023.
On December 19, 2022, the NRC issued the Safety Evaluation Report (SER) for the safety portion of the SLR application. The NRC determined Duke Energy Carolinas met the requirements of the applicable regulations and identified actions that have been taken or will be taken to manage the effects of aging and address time-limited analyses. Duke Energy Carolinas and the NRC met with the Advisory Committee on Reactor Safeguards (ACRS) on February 2, 2023, to discuss issues regarding the SER and SLR application. On February 25, 2023, the ACRS issued a report to the NRC on the safety aspects of the ONS SLR application, which concluded that the established programs and commitments made by Duke Energy Carolinas to manage age-related degradation provide confidence that ONS can be operated in accordance with its current licensing basis for the subsequent period of extended operation without undue risk to the health and safety of the public and the SLR application for ONS should be approved.
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
Storm Cost Securitization
On June 15, 2022, the South Carolina General Assembly unanimously adopted S. 1077 (Act 227) in both the House and Senate and the bill was signed into law on June 17, 2022. The legislation enables the PSCSC to permit the issuance of bonds for the payment of storm costs and the creation of a storm charge for repayment.
On August 5, 2022, Duke Energy Progress filed a petition with the PSCSC for review and approval of deferred storm costs to be securitized of approximately $223 million. On February 7, 2023, a stipulation was reached with all parties in the proceeding regarding certain items identified through the Office of Regulatory Staff (ORS) audit of storm costs. The evidentiary hearing was held on March 1, 2023. On April 20, 2023, the PSCSC issued its order, approving the stipulation and determining unresolved issues in the case, resulting in approximately $171 million in projected deferred storm costs eligible to be securitized. The difference in the original filed amount and the approved amount is primarily related to the stipulation with the ORS in which Duke Energy Progress agreed to apply a debt-only rate of return for the calculation of carrying costs during the deferral period for the deferred storm costs.
Duke Energy Carolinas
2023 North Carolina Rate Case
On January 19, 2023, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR Application includes an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application includes an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms as required by HB 951. If approved, the overall retail revenue increase would be $501 million in Year 1, $172 million in Year 2 and $150 million in Year 3, for a combined total of $823 million or 15.7% by early 2026. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carbon Plan. Duke Energy Carolinas plans to implement interim rates, subject to refund, on September 1, 2023, and has requested permanent rates be effective by January 1, 2024. The evidentiary hearing has been scheduled to begin on August 21, 2023. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
2022 North Carolina Rate Case
On October 6, 2022, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The rate request before the NCUC includes an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application includes an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms (PIMs) as required by HB 951. The overall retail revenue increase as originally filed would be $326 million in Year 1, $151 million in Year 2 and $138 million in Year 3, for a combined total of $615 million or 16% by late 2025. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carbon Plan. Duke Energy Progress plans to implement interim rates, subject to refund, in June 2023, and has requested permanent rates be effective by October 1, 2023.

FINANCIAL STATEMENTS	REGULATORY MATTERS

Testimony was filed by various parties on March 27, 2023, and Duke Energy Progress rebuttal testimony was filed on April 14, 2023. On April 26, 2023, Duke Energy Progress filed a partial settlement with Public Staff, which includes agreement on many aspects of Duke Energy Progress' three-year MYRP proposal. In May 2023, the Carolina Industrial Group for Fair Utility Rates II joined this partial settlement and the parties filed a separate settlement reaching agreement on PIMs, Tracking Metrics and the residential decoupling mechanism under the PBR Application. The settlement agreements are subject to the review and approval of the NCUC. Evidentiary hearings began on May 4, 2023. The key unsettled issues to be litigated in the hearing include the return on equity, capital structure, recovery of the COVID-19 cost deferral and treatment of certain regulatory asset and liability amortizations. Duke Energy Progress' proposed revenue requirement in the case as adjusted for supplemental updates and the partial settlement is $320 million in Year 1, $127 million in Year 2 and $140 million in Year 3, for a combined total of $587 million or 15% by late 2025. Duke Energy Progress cannot predict the outcome of this matter.
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
•ROE of 9.6% based on a capital structure of 52.43% equity and 47.57% debt.
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
The PSCSC held a hearing on January 17, 2023, to consider evidence supporting the stipulation and unanimously voted to approve the comprehensive agreement on February 9, 2023. A final written order was issued on March 8, 2023. New rates went into effect April 1, 2023.
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC on August 12, 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement Agreement also provided that Duke Energy Florida will be able to retain $173 million of the expected Department of Energy (DOE) award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida is permitted to recognize the $173 million into earnings through the approved settlement period. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause. As of March 31, 2023, Duke Energy Florida has recognized $54 million into earnings. The remaining $119 million is expected to be recognized over the remainder of 2023 and 2024, while also remaining within the approved return on equity band.
The 2021 Settlement also contained a provision to recover or flow back the effects of tax law changes. As a result of the IRA enacted on August 16, 2022, Duke Energy Florida is eligible for PTCs associated with solar facilities placed in service beginning in January 2022. Duke Energy Florida filed a petition with the FPSC on October 17, 2022, to reduce base rates effective January 1, 2023, by $56 million to flow back the expected 2023 PTCs and to flow back the expected 2022 PTCs via an adjustment to the capacity cost recovery clause. On December 14, 2022, the FPSC issued an order approving Duke Energy Florida's petition.
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
On February 24, 2021, the League of United Latin American Citizens (LULAC) filed a notice of appeal of the FPSC’s order approving the Clean Energy Connection to the Supreme Court of Florida. The Supreme Court of Florida heard oral arguments in the appeal on February 9, 2022. On May 27, 2022, the Supreme Court of Florida issued an order remanding the case to the FPSC so that the FPSC can amend its order to better address some of the arguments raised by LULAC. On September 23, 2022, the FPSC issued a revised order and submitted it on September 26, 2022, to the Supreme Court of Florida. The Supreme Court of Florida requested that the parties file supplemental briefs regarding the revised order, which were filed February 6, 2023. LULAC has filed a request for Oral Argument on the issues discussed in the supplemental briefs, but the Court has yet to rule on that request. The FPSC approval order remains in effect pending the outcome of the appeal. Duke Energy Florida cannot predict the outcome of this matter.
Storm Protection Plan
On April 11, 2022, Duke Energy Florida filed a Storm Protection Plan for approval with the FPSC. The plan, which covers investments for the 2023-2032 time frame, reflects approximately $7 billion of capital investment in transmission and distribution meant to strengthen its infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. The evidentiary hearing began on August 2, 2022. On October 4, 2022, the FPSC voted to approve Duke Energy Florida’s plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025. On December 9, 2022, the Office of Public Counsel filed a notice of appeal of this order to the Florida Supreme Court. The Office of Public Counsel’s initial brief was filed on April 18, 2023. Duke Energy Florida cannot predict the outcome of this matter.
Hurricane Ian
On September 28, 2022, much of Duke Energy Florida’s service territory was impacted by Hurricane Ian, which caused significant damage resulting in more than 1.1 million outages. Duke Energy Florida's March 31, 2023 Condensed Consolidated Balance Sheets includes an estimate of approximately $357 million in regulatory assets related to deferred Hurricane Ian storm costs consistent with the FPSC's storm rule. After depleting any existing storm reserves, which were approximately $107 million before Hurricane Ian, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida filed its petition for cost recovery of various storms, including Hurricane Ian, and replenishment of the storm reserve on January 23, 2023, seeking recovery of $442 million, for recovery over 12 months beginning with the first billing cycle in April 2023. On March 7, 2023, the Commission approved this request for interim recovery, subject to refund, and ordered Duke Energy Florida to file documentation of the total actual storm costs, once known. Duke Energy Florida cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

•On June 14, 2021, the PUCO requested each utility to file by July 15, 2021, a proposal to reestablish low-income programs through December 31, 2021. Duke Energy Ohio filed its application on July 14, 2021.
•On February 23, 2022, the PUCO issued its Fifth Entry on Rehearing that 1) affirmed its reduction in Duke Energy Ohio's shared savings cap; 2) denied rehearing/clarification regarding lost distribution revenues and shared savings recovery for periods after December 31, 2020; and 3) directed Duke Energy Ohio to submit an updated application with exhibits. On March 25, 2022, Duke Energy Ohio filed its Amended Application consistent with the PUCO's order.
•On March 17, 2023, the Staff of the Public Utilities Commission of Ohio submitted its Staff Review and Recommendation. This Staff Report, like prior such reports, recommends certain disallowances related to incentives.
•On March 27, 2023, the Commission established a procedural schedule. Intervention/comments were filed on April 26, 2023, and reply comments are due by May 11, 2023.
Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Ohio Natural Gas Base Rate Case
Duke Energy Ohio filed with the PUCO a natural gas base rate case application on June 30, 2022, with supporting testimony filed on July 14, 2022, requesting an increase in natural gas base rates of approximately $49 million and an ROE of 10.3%. This is an approximate 5.6% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio is also seeking to adjust the caps on its CEP Rider. The Staff of the PUCO (Staff) report was issued on December 21, 2022, recommending an increase in natural gas base rates of $24 million to $36 million, with an equity ratio of 52.32% and an ROE range of 9.03% to 10.04%. On April 28, 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the OCC. In the stipulation, the parties agreed to approximately $32 million in revenue increases with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP Rider caps. The evidentiary hearing is scheduled to begin on May 23, 2023. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Electric Base Rate Case
On December 1, 2022, Duke Energy Kentucky filed a rate case with the KPSC requesting an annualized increase in electric base rates of approximately $75 million and an ROE of 10.35%. This is an overall increase in rates of approximately 17.8%. The request for rate increase is driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale generation stations to support the energy transition. Duke Energy Kentucky is also requesting new programs and tariff updates, including a voluntary community-based renewable subscription program and two EV charging programs. Intervenor testimony was filed March 10, 2023, and rebuttal testimony was filed April 14, 2023. The Kentucky Attorney General recommended an increase of $31 million and an ROE of 9.55%. An evidentiary hearing will begin May 9, 2023. New rates are anticipated to go into effect around July 15, 2023. Duke Energy Kentucky cannot predict the outcome of this matter.
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
Several groups appealed the IURC order to the Indiana Court of Appeals. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. However, upon appeal by the Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group on March 10, 2022, the Indiana Supreme Court found that the IURC erred in allowing Duke Energy Indiana to recover coal ash costs incurred before the IURC’s rate case order in June 2020. The Indiana Supreme Court found that allowing Duke Energy Indiana to recover coal ash costs incurred between rate cases that exceeded the amount built into base rates violated the prohibition against retroactive ratemaking. The IURC’s order has been remanded to the IURC for additional proceedings consistent with the Indiana Supreme Court’s opinion. As a result of the court's opinion, Duke Energy Indiana recognized pretax charges of approximately $211 million to Impairment of assets and other charges and $46 million to Operating revenues in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022. Duke Energy Indiana filed a request for rehearing with the Supreme Court on April 11, 2022, which the court denied on May 26, 2022. Duke Energy Indiana filed its testimony in the remand proceeding on August 18, 2022. On February 3, 2023, Duke Energy Indiana filed a settlement agreement reached with the OUCC and Duke Industrial Group, which includes an agreed amount of approximately $70 million of refunds to be paid to customers. The IURC approved this settlement agreement in its entirety on April 12, 2023.

FINANCIAL STATEMENTS	REGULATORY MATTERS

2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020. Briefing was completed by mid-September 2021. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021 order. In addition, the court found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed. As a result of the Court's opinion, Duke Energy Indiana recognized a pretax charge of approximately $175 million to Impairment of assets and other charges for the year ended December 31, 2022. After the passage of Senate Enrolled Act 9, which amended the federal mandate statute to make clear that costs incurred pre-order are recoverable, Duke Energy Indiana filed a petition for rehearing with the Indiana Court of Appeals, which was denied on April 27, 2023. Duke Energy Indiana is evaluating whether to file a petition to transfer the case to the Indiana Supreme Court. Duke Energy Indiana cannot predict the outcome of this matter.
TDSIC 2.0
On November 23, 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve customer reliability, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In addition, the IURC set up a subdocket to consider the targeted economic development project, which the IURC approved on March 2, 2022. On July 15, 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. An appellant brief was filed on October 28, 2022, and Duke Energy Indiana filed its responsive brief on December 28, 2022. The Indiana Court of Appeals issued its opinion on March 9, 2023, affirming the Commission’s order in its entirety. The Duke Industrial Group filed a petition to transfer to the Indiana Supreme Court. Duke Energy Indiana filed its opposition to transfer on April 11, 2023. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
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
Remediation Activities
In addition to AROs recorded as a result of various environmental regulations, the Duke Energy Registrants are responsible for environmental remediation at various sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based on site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for environmental impacts caused by other potentially responsible parties and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined at all sites. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other on the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

The following table contains information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2023	December 31, 2022
Reserves for Environmental Remediation
Duke Energy	$86	$84
Duke Energy Carolinas	23	22
Progress Energy	20	19
Duke Energy Progress	9	8
Duke Energy Florida	11	11
Duke Energy Ohio	33	33
Duke Energy Indiana	3	3
Piedmont	7	7
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
Duke Energy
Texas Storm Uri Tort Litigation
Duke Energy (Parent) and several Duke Energy renewables project companies in the ERCOT market were named in several lawsuits arising out of Texas Storm Uri, which occurred in February 2021. Duke Energy (Parent) was dismissed from the suits, leaving two suits in which individual wind and solar projects are named. These lawsuits seek recovery for property damages, personal injury and wrongful death allegedly caused by the power outages that plaintiffs claim were the collective failure of generators, transmission and distribution operators, retail energy providers, and all others, including ERCOT. The cases were consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery and pre-trial motions. Five MDL cases were designated as lead cases in which motions to dismiss were filed and all other cases were stayed. On January 28, 2023, the Court denied certain motions including those by the generator defendants and granted others. Defendants filed a petition for Writ of Mandamus to the Texas Court of Appeals seeking to overturn the denials, which is fully briefed and pending a decision from the Texas Court of Appeals. Since the ruling on the motion to dismiss, plaintiffs have served a number of new lawsuits on Duke Energy (Parent), Duke Energy Renewables, LLC, and several Duke Energy renewable entities. These new lawsuits are being included in the MDL proceeding and are currently stayed. Duke Energy cannot predict the outcomes of these matters. See Note 2 for more information related to the sale of the Commercial Renewables Disposal Groups.
Duke Energy Carolinas
Ruben Villano, et al. v. Duke Energy Carolinas, LLC
On June 16, 2021, a group of nine individuals went over a low head dam adjacent to the Dan River Steam Station in Eden, North Carolina, while water tubing. Emergency personnel rescued four people and five others were confirmed deceased. On August 11, 2021, Duke Energy Carolinas was served with the complaint filed in Durham County Superior Court on behalf of four survivors, which was later amended to include all the decedents along with the survivors. The lawsuit alleges that Duke Energy Carolinas knew that the river was used for recreational purposes, did not adequately warn about the dam, and created a dangerous and hidden hazard on the Dan River by building and maintaining the low-head dam. Duke Energy Carolinas has reached an agreement in principle that will resolve this matter to the parties' mutual satisfaction. The resolution, which is not expected to have a material financial impact, is subject to court approval by the Durham County Superior Court. Duke Energy Carolinas cannot predict the outcome of this matter.
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
On May 21, 2020, in response to a NTE petition challenging Duke Energy Carolinas' termination of the LGIA, FERC issued a ruling that 1) it has exclusive jurisdiction to determine whether a transmission provider may terminate a LGIA; 2) FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer; and 3) Duke Energy may not announce the termination of a conforming LGIA unless FERC has approved the termination. FERC's Office of Enforcement also initiated an investigation of Duke Energy Carolinas into matters pertaining to the LGIA. On April 6, 2023, Duke Energy Carolinas received notice from the FERC Office of Enforcement that they have closed their non-public investigation with no further action recommended.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES

Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior in violation of state and federal statutes. On October 12, 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court on October 13, 2022. On November 11, 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the District Court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Briefing on NTE's appeal will be completed on June 2, 2023. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $451 million at March 31, 2023, and $457 million at December 31, 2022. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2042 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2042 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $595 million at March 31, 2023, and at December 31, 2022. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $12 million for Duke Energy and Duke Energy Carolinas as of March 31, 2023, and December 31, 2022. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Indiana
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

6. DEBT AND CREDIT FACILITIES
Debt related to the Commercial Renewables Disposal Groups is now classified as held for sale and is excluded from the following disclosures. See Note 2 for further information.
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2023
				Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	Carolinas	Progress	Ohio	Indiana
First Mortgage Bonds
January 2023(a)	January 2033	4.95%	$900	$900	$—	$—	$—
January 2023(a)	January 2053	5.35%	900	900	—	—	—
March 2023(b)	March 2033	5.25%	500	—	500	—	—
March 2023(b)	March 2053	5.35%	500	—	500	—	—
March 2023(c)	April 2033	5.25%	375	—	—	375	—
March 2023(c)	April 2053	5.65%	375	—	—	375	—
March 2023(d)	April 2053	5.40%	500	—	—	—	500
Total issuances			$4,050	$1,800	$1,000	$750	$500
(a)Proceeds were used to repay $1 billion of maturities due March 2023, to pay down a portion of short-term debt and for general company purposes.
(b)Proceeds will be used to repay $300 million of maturities due September 2023, to pay down a portion of short-term debt and for general company purposes.
(c)Proceeds will be used to repay $300 million of maturities due September 2023 and a portion of the $100 million term loan due October 2023. Remaining proceeds will be used to repay a portion of short-term debt and for general corporate purposes.
(d)Proceeds were used to repay the $300 million term loan due October 2023. Remaining proceeds will be used to repay a portion of short-term debt and for general company purposes.
Duke Energy (Parent) Convertible Senior Notes
In April 2023, Duke Energy (Parent) completed the sale of $1.7 billion 4.125% Convertible Senior Notes due April 2026 (convertible notes). The convertible notes will be senior unsecured obligations of Duke Energy, and will mature on April 15, 2026, unless earlier converted or repurchased in accordance with their terms. The convertible notes will bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2023. Proceeds will be used to repay a portion of outstanding commercial paper and for general corporate purposes.
Prior to the close of business on the business day immediately preceding January 15, 2026, the convertible notes will be convertible at the option of the holders only under certain conditions. On or after January 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the convertible notes may convert all or any portion of their convertible notes at their option at any time at the conversion rate then in effect, irrespective of these conditions. Duke Energy will settle conversions of the convertible notes by paying cash up to the aggregate principal amount of the convertible notes to be converted and paying or delivering, as the case may be, cash, shares of Duke Energy's common stock, $0.001 par value per share, or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the convertible notes being converted.
The conversion rate for the convertible notes will initially be 8.4131 shares of Duke Energy's common stock per $1,000 principal amount of convertible notes. The initial conversion price of the convertible notes represents a premium of approximately 25% over the last reported sale price of Duke Energy’s common stock on the NYSE on April 3, 2023. The conversion rate and the corresponding conversion price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Duke Energy may not redeem the convertible notes prior to the maturity date.
Duke Energy issued the convertible notes pursuant to an indenture, dated as of April 6, 2023, by and between Duke Energy and The Bank of New York Mellon Trust Company, N.A., as trustee. The terms of the convertible notes include customary fundamental change provisions that require repayment of the notes with interest upon certain events, such as a stockholder approved plan of liquidation or if Duke Energy's common stock ceases to be listed on the NYSE.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2023
Unsecured Debt
Duke Energy (Parent)	April 2023	2.875%	$350
Duke Energy (Parent)(a)	June 2023	4.631%	500
Duke Energy (Parent)	October 2023	3.950%	400
Duke Energy (Parent) Term Loan Facility(a)	March 2024	5.385%	1,000
Duke Energy Ohio(a)	October 2023	4.879%	150
First Mortgage Bonds
Duke Energy Progress	September 2023	3.375%	300
Duke Energy Ohio	September 2023	3.800%	300
Other(b)			330
Current maturities of long-term debt			$3,330
(a)Debt has a floating interest rate.
(b)Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.
AVAILABLE CREDIT FACILITIES
Master Credit Facility
In March 2023, Duke Energy amended its existing Master Credit Facility of $9 billion to extend the termination date to March 2028. The Duke Energy Registrants, excluding Progress Energy, have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. An amendment in conjunction with the issuance of the Convertible Senior Notes due April 2026 clarifies that payments due as a result of a conversion of a convertible note would not constitute an event of default.
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	March 31, 2023
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$2,275	$2,025	$900	$1,350	$700	$950	$800
Reduction to backstop issuances
Commercial paper(b)	(3,452)	(494)	(1,310)	(150)	(776)	(93)	(328)	(301)
Outstanding letters of credit	(39)	(27)	(4)	(1)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,428	$1,754	$711	$749	$567	$607	$541	$499
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Other Credit Facilities
Duke Energy (Parent) Term Loan Facility
In March 2022, Duke Energy (Parent) entered into a Term Loan Credit Agreement (Credit Agreement) with commitments totaling $1.4 billion maturing March 2024. The maturity date of the Credit Agreement may be extended for up to two years by request of Duke Energy (Parent), upon satisfaction of certain conditions contained in the Credit Agreement. Borrowings under the facility were used to repay amounts drawn under the Three-Year Revolving Credit Facility and for general corporate purposes, including repayment of a portion of Duke Energy's outstanding commercial paper. The balance is classified as Current maturities of long-term debt on Duke Energy's Condensed Consolidated Balance Sheets.
In March 2023, Duke Energy amended its existing Credit Agreement in conjunction with the issuance of the Convertible Senior Notes due April 2026 to clarify that payments due as a result of a conversion of a convertible note would not constitute an event of default.

FINANCIAL STATEMENTS	GOODWILL

7. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2023, and December 31, 2022. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2023, and December 31, 2022.
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

	Three Months Ended March 31,
(in millions)	2023	2022
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$196	$206
Indemnification coverages(b)	9	7
Joint Dispatch Agreement (JDA) revenue(c)	13	26
JDA expense(c)	29	94
Intercompany natural gas purchases(d)	5	13
Progress Energy
Corporate governance and shared service expenses(a)	$178	$196
Indemnification coverages(b)	12	11
JDA revenue(c)	29	94
JDA expense(c)	13	26
Intercompany natural gas purchases(d)	19	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$107	$119
Indemnification coverages(b)	5	5
JDA revenue(c)	29	94
JDA expense(c)	13	26
Intercompany natural gas purchases(d)	19	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$71	$77
Indemnification coverages(b)	7	6
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$73	$82
Indemnification coverages(b)	1	1
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$99	$124
Indemnification coverages(b)	2	2
Piedmont
Corporate governance and shared service expenses(a)	$38	$35
Indemnification coverages(b)	1	1
Intercompany natural gas sales(d)	24	32
Natural gas storage and transportation costs(e)	6	6

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS

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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2023
Intercompany income tax receivable	$—	$21	$—	$—	$—	$—	$—
Intercompany income tax payable	—	—	2	30	15	24	38

December 31, 2022
Intercompany income tax receivable	$—	$95	$36	$17	$—	$—	$—
Intercompany income tax payable	37	—	—	—	17	18	38
9. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity, interest rate and foreign currency contracts to manage commodity price risk, interest rate risk and foreign currency exchange rate risk. The primary use of commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Piedmont enters into natural gas supply contracts to provide diversification, reliability and natural gas cost benefits to its customers. Interest rate derivatives are used to manage interest rate risk associated with borrowings. Foreign currency derivatives are used to manage risk related to foreign currency exchange rates on certain issuances of debt. Derivatives related to interest rate risk for the Commercial Renewables Disposal Groups are now classified as held for sale and are excluded from the following disclosures. See Note 2 for further information.
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

Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2023, and 2022, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	March 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$1,300	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,077	800	1,050	250	800	200	27
Total notional amount	$3,377	$800	$1,050	$250	$800	$200	$27

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$500	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,377	1,250	800	500	300	300	27
Total notional amount	$2,877	$1,250	$800	$500	$300	$300	$27
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

	March 31, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	5,984	—	—	—	720	5,264	—
Natural gas (millions of dekatherms)	903	311	294	294	—	8	290

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	14,086	—	—	—	1,820	12,266	—
Natural gas (millions of dekatherms)	909	307	292	292	—	11	299
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
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at March 31, 2023.

							Fair Value Gain (Loss)(a)
	Pay Notional		Receive Notional		Receive	Hedge	(in millions)
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	Three months ended March 31, 2023
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$5
	537	5.31%	500	euros	3.85%	June 2034	5
Total notional amount	$1,182		1,100	euros			$10
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

Derivative Assets	March 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$35	$12	$9	$9	$—	$1	$11	$1
Noncurrent	140	67	73	73	—	—	—	—
Total Derivative Assets – Commodity Contracts	$175	$79	$82	$82	$—	$1	$11	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$86	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	7	1	6	—	6	—	—	—
Total Derivative Assets – Interest Rate Contracts	$93	$1	$6	$—	$6	$—	$—	$—
Total Derivative Assets	$268	$80	$88	$82	$6	$1	$11	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$264	$143	$90	$90	$—	$—	$19	$12
Noncurrent	237	54	51	51	—	—	—	132
Total Derivative Liabilities – Commodity Contracts	$501	$197	$141	$141	$—	$—	$19	$144
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	14	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Noncurrent	26	4	12	8	3	1	9	—
Total Derivative Liabilities – Interest Rate Contracts	$40	$4	$12	$8	$3	$1	$9	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$18	$—	$—	$—	$—	$—	$—	$—
Noncurrent	44	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$62	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$603	$201	$153	$149	$3	$1	$28	$144

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$265	$132	$99	$99	$—	$5	$29	$—
Noncurrent	213	104	108	108	—	—	—	—
Total Derivative Assets – Commodity Contracts	$478	$236	$207	$207	$—	$5	$29	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$101	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	$216	$94	$41	$23	$17	$—	$81	$—
Total Derivative Assets – Interest Rate Contracts	$317	$94	$41	$23	$17	$—	$81	$—
Total Derivative Assets	$795	$330	$248	$230	$17	$5	$110	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$175	$96	$36	$18	$19	$—	$16	$27
Noncurrent	202	31	30	30	—	—	—	141
Total Derivative Liabilities – Commodity Contracts	$377	$127	$66	$48	$19	$—	$16	$168
Interest Rate Contracts
Not Designated as Hedging Instruments
Noncurrent	$2	$—	$—	$—	$—	$2	$—	$—
Total Derivative Liabilities – Interest Rate Contracts	$2	$—	$—	$—	$—	$2	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$18	$—	$—	$—	$—	$—	$—	$—
Noncurrent	40	—	—	—	—	—	—	—
Total Derivative Liabilities – Equity Securities Contracts	$58	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$437	$127	$66	$48	$19	$2	$16	$168
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

Derivative Assets	March 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$128	$13	$15	$9	$6	$1	$11	$1
Gross amounts offset	(19)	(11)	(8)	(8)	—	—	—	—
Net amounts presented in Current Assets: Other	$109	$2	$7	$1	$6	$1	$11	$1
Noncurrent
Gross amounts recognized	$140	$67	$73	$73	$—	$—	$—	$—
Gross amounts offset	(78)	(38)	(40)	(40)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$62	$29	$33	$33	$—	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$282	$143	$90	$90	$—	$—	$19	$12
Gross amounts offset	(47)	(20)	(8)	(8)	—	—	(19)	—
Net amounts presented in Current Liabilities: Other	$235	$123	$82	$82	$—	$—	$—	$12
Noncurrent
Gross amounts recognized	$321	$58	$63	$59	$3	$1	$9	$132
Gross amounts offset	(83)	(43)	(40)	(40)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$238	$15	$23	$19	$3	$1	$9	$132

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$582	$226	$140	$122	$17	$5	$110	$—
Gross amounts offset	(64)	(33)	(30)	(30)	—	—	—	—
Net amounts presented in Current Assets: Other	$518	$193	$110	$92	$17	$5	$110	$—
Noncurrent
Gross amounts recognized	$213	$104	$108	$108	$—	$—	$—	$—
Gross amounts offset	(97)	(40)	(57)	(57)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$116	$64	$51	$51	$—	$—	$—	$—

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$193	$96	$36	$18	$19	$—	$16	$27
Gross amounts offset	(49)	(15)	(18)	(18)	—	—	(16)	—
Net amounts presented in Current Liabilities: Other	$144	$81	$18	$—	$19	$—	$—	$27
Noncurrent
Gross amounts recognized	$244	$31	$30	$30	$—	$2	$—	$141
Gross amounts offset	(59)	(29)	(30)	(30)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$185	$2	$—	$—	$—	$2	$—	$141
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

	March 31, 2023
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$106	$54	$52	$52
Fair value of collateral already posted	10	10	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$96	$44	$52	$52

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2022
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$141	$86	$55	$48	$7
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$141	$86	$55	$48	$7
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2023, and December 31, 2022.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$161	$—	$—	$215
Equity securities	4,048	60	6,367	3,658	105	5,871
Corporate debt securities	3	65	616	1	85	641
Municipal bonds	1	27	337	—	39	330
U.S. government bonds	9	85	1,495	2	112	1,423
Other debt securities	—	15	147	—	18	156
Total NDTF Investments	$4,061	$252	$9,123	$3,661	$359	$8,636
Other Investments
Cash and cash equivalents	$—	$—	$134	$—	$—	$22
Equity securities	25	11	137	21	16	128
Corporate debt securities	—	10	87	—	12	84
Municipal bonds	—	2	80	—	3	78
U.S. government bonds	—	—	69	—	2	62
Other debt securities	—	2	42	—	3	41
Total Other Investments	$25	$25	$549	$21	$36	$415
Total Investments	$4,086	$277	$9,672	$3,682	$395	$9,051
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2023, and 2022, were as follows.

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
FV-NI:
Realized gains	$26	$111
Realized losses	46	85
AFS:
Realized gains	8	4
Realized losses	32	23
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$69	$—	$—	$117
Equity securities	2,375	29	3,677	2,147	51	3,367
Corporate debt securities	2	47	384	1	62	401
Municipal bonds	—	5	56	—	10	64
U.S. government bonds	5	38	746	1	51	685
Other debt securities	—	15	143	—	18	148
Total NDTF Investments	$2,382	$134	$5,075	$2,149	$192	$4,782

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2023, and 2022, were as follows.

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
FV-NI:
Realized gains	$18	$75
Realized losses	29	49
AFS:
Realized gains	5	3
Realized losses	20	16
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$92	$—	$—	$98
Equity securities	1,673	31	2,690	1,511	54	2,504
Corporate debt securities	1	18	232	—	23	240
Municipal bonds	1	22	281	—	29	266
U.S. government bonds	4	47	749	1	61	738
Other debt securities	—	—	4	—	—	8
Total NDTF Investments	$1,679	$118	$4,048	$1,512	$167	$3,854
Other Investments
Cash and cash equivalents	$—	$—	$8	$—	$—	$11
Municipal bonds	—	—	25	—	—	25
Total Other Investments	$—	$—	$33	$—	$—	$36
Total Investments	$1,679	$118	$4,081	$1,512	$167	$3,890
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2023, and 2022, were as follows.

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
FV-NI:
Realized gains	$8	$36
Realized losses	17	36
AFS:
Realized gains	3	1
Realized losses	12	6

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$72	$—	$—	$56
Equity securities	1,586	31	2,590	1,431	54	2,411
Corporate debt securities	1	17	222	—	22	230
Municipal bonds	1	22	281	—	29	266
U.S. government bonds	4	28	470	1	37	460
Other debt securities	—	—	4	—	—	7
Total NDTF Investments	$1,592	$98	$3,639	$1,432	$142	$3,430
Other Investments
Cash and cash equivalents	$—	$—	$7	$—	$—	$9
Total Other Investments	$—	$—	$7	$—	$—	$9
Total Investments	$1,592	$98	$3,646	$1,432	$142	$3,439
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2023, and 2022, were as follows.

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
FV-NI:
Realized gains	$8	$36
Realized losses	17	35
AFS:
Realized gains	3	1
Realized losses	12	5
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$20	$—	$—	$42
Equity securities	87	—	100	80	—	93
Corporate debt securities	—	1	10	—	1	10
U.S. government bonds	—	19	279	—	24	278
Other debt securities	—	—	—	—	—	1
Total NDTF Investments(a)	$87	$20	$409	$80	$25	$424
Other Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$1
Municipal bonds	—	—	25	—	—	25
Total Other Investments	$—	$—	$25	$—	$—	$26
Total Investments	$87	$20	$434	$80	$25	$450
(a)During the three months ended March 31, 2023, and the year ended December 31, 2022, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2023, and 2022, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	March 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Equity securities	3	11	85	2	16	79
Corporate debt securities	—	—	9	—	1	8
Municipal bonds	—	2	46	—	3	45
U.S. government bonds	—	—	9	—	—	7
Total Investments	$3	$13	$150	$2	$20	$140
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2023, and 2022, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	March 31, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$115	$5	$96	$19	$77	$6
Due after one through five years	793	277	424	238	186	23
Due after five through 10 years	522	262	207	194	13	11
Due after 10 years	1,443	785	564	526	38	24
Total	$2,873	$1,329	$1,291	$977	$314	$64
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
Interest rate derivatives
Most over-the-counter interest rate contract derivatives are valued using financial models that utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties. Derivatives related to interest rate risk for the Commercial Renewables Disposal Groups are now classified as held for sale and are excluded from the following disclosures. See Note 2 for further information.
Foreign currency derivatives
Most over-the-counter foreign currency derivatives are valued using financial models that utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward foreign currency rate curves, notional amounts, rates and credit quality of the counterparties.
Other fair value considerations
See Note 12 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the valuation of goodwill and intangible assets.
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

	March 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$161	$161	$—	$—	$—
NDTF equity securities	6,367	6,326	—	—	41
NDTF debt securities	2,595	822	1,773	—	—
Other equity securities	137	137	—	—	—
Other debt securities	278	60	218	—	—
Other cash and cash equivalents	134	134	—	—	—
Derivative assets	268	1	255	12	—
Total assets	9,940	7,641	2,246	12	41
Derivative liabilities	(603)	(19)	(584)	—	—
Net assets (liabilities)	$9,337	$7,622	$1,662	$12	$41

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$215	$215	$—	$—	$—
NDTF equity securities	5,871	5,829	—	—	42
NDTF debt securities	2,550	780	1,770	—	—
Other equity securities	128	128	—	—	—
Other debt securities	265	55	210	—	—
Other cash and cash equivalents	22	22	—	—	—
Derivative assets	795	1	760	34	—
Total assets	9,846	7,030	2,740	34	42
Derivative liabilities	(437)	(16)	(421)	—	—
Net assets (liabilities)	$9,409	$7,014	$2,319	$34	$42

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2023	2022
Balance at beginning of period	$34	$24
Purchases, sales, issuances and settlements:
Settlements	(20)	(7)
Total losses included on the Condensed Consolidated Balance Sheet	(2)	(7)
Balance at end of period	$12	$10
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$69	$69	$—	$—
NDTF equity securities	3,677	3,636	—	41
NDTF debt securities	1,329	372	957	—
Derivative assets	80	—	80	—
Total assets	5,155	4,077	1,037	41
Derivative liabilities	(201)	—	(201)	—
Net assets	$4,954	$4,077	$836	$41

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$117	$117	$—	$—
NDTF equity securities	3,367	3,325	—	42
NDTF debt securities	1,298	323	975	—
Derivative assets	330	—	330	—
Total assets	5,112	3,765	1,305	42
Derivative liabilities	(127)	—	(127)	—
Net assets	$4,985	$3,765	$1,178	$42
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$92	$92	$—	$98	$98	$—
NDTF equity securities	2,690	2,690	—	2,504	2,504	—
NDTF debt securities	1,266	450	816	1,252	457	795
Other debt securities	25	—	25	25	—	25
Other cash and cash equivalents	8	8	—	11	11	—
Derivative assets	88	—	88	248	—	248
Total assets	4,169	3,240	929	4,138	3,070	1,068
Derivative liabilities	(153)	—	(153)	(66)	—	(66)
Net assets	$4,016	$3,240	$776	$4,072	$3,070	$1,002

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$72	$72	$—	$56	$56	$—
NDTF equity securities	2,590	2,590	—	2,411	2,411	—
NDTF debt securities	977	219	758	963	225	738
Other cash and cash equivalents	7	7	—	9	9	—
Derivative assets	82	—	82	230	—	230
Total assets	3,728	2,888	840	3,669	2,701	968
Derivative liabilities	(149)	—	(149)	(48)	—	(48)
Net assets	$3,579	$2,888	$691	$3,621	$2,701	$920
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$20	$20	$—	$42	$42	$—
NDTF equity securities	100	100	—	93	93	—
NDTF debt securities	289	231	58	289	232	57
Other debt securities	25	—	25	25	—	25
Other cash and cash equivalents	—	—	—	1	1	—
Derivative assets	6	—	6	17	—	17
Total assets	440	351	89	467	368	99
Derivative liabilities	(3)	—	(3)	(19)	—	(19)
Net assets	$437	$351	$86	$448	$368	$80
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at March 31, 2023, and December 31, 2022.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2023				December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$85	$85	$—	$—	$79	$79	$—	$—
Other debt securities	64	—	64	—	60	—	60	—
Other cash and cash equivalents	1	1	—	—	1	1	—	—
Derivative assets	11	—	—	11	110	—	81	29
Total assets	161	86	64	11	250	80	141	29
Derivative liabilities	(28)	(19)	(9)	—	(16)	(16)	—	—
Net assets	$133	$67	$55	$11	$234	$64	$141	$29

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2023	2022
Balance at beginning of period	$29	$22
Purchases, sales, issuances and settlements:
Settlements	(19)	(6)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	1	(6)
Balance at end of period	$11	$10
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$1	$1	$—	$—	$—	$—
Derivative liabilities	(144)	—	(144)	(168)	—	(168)
Net (liabilities) assets	$(143)	$1	$(144)	$(168)	$—	$(168)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2023
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	1	RTO auction pricing	FTR price – per MWh	(0.19)	-	2.71	1.08
Duke Energy Indiana
FTRs	11	RTO auction pricing	FTR price – per MWh	0.03	-	14.88	2.63
Duke Energy
Total Level 3 derivatives	$12

	December 31, 2022
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$0.89	-	$6.25	$3.35
Duke Energy Indiana
FTRs	29	RTO auction pricing	FTR price – per MWh	0.09	-	21.79	2.74
Duke Energy
Total Level 3 derivatives	$34

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Debt related to the Commercial Renewables Disposal Groups is now classified as held for sale and is excluded from the following disclosures. See Note 2 for further information. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2023		December 31, 2022
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$72,437	$66,455	$69,751	$61,986
Duke Energy Carolinas	15,105	14,176	14,266	12,943
Progress Energy	23,371	21,974	22,439	20,467
Duke Energy Progress	12,047	10,911	11,087	9,689
Duke Energy Florida	9,683	9,242	9,709	8,991
Duke Energy Ohio	3,991	3,768	3,245	2,927
Duke Energy Indiana	4,503	4,265	4,307	3,913
Piedmont	3,364	3,014	3,363	2,940
(a)Book value of long-term debt includes $1.15 billion and $1.17 billion at March 31, 2023, and December 31, 2022, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both March 31, 2023, and December 31, 2022, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2023, and the year ended December 31, 2022, or is expected to be provided in the future that was not previously contractually required.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2025	January 2025	April 2025	April 2024
Credit facility amount	$350	$500	$400	$325
Amounts borrowed at March 31, 2023	350	500	400	250
Amounts borrowed at December 31, 2022	350	471	400	250
Restricted Receivables at March 31, 2023	784	782	654	443
Restricted Receivables at December 31, 2022	917	928	793	490
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2023	December 31, 2022
Receivables of VIEs	$4	$6
Regulatory Assets: Current	55	55
Current Assets: Other	18	41
Other Noncurrent Assets: Regulatory assets	814	826
Current Liabilities: Other	2	9
Current maturities of long-term debt	57	56
Long-Term Debt	859	890
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	March 31, 2023		December 31, 2022
	Duke Energy	Duke Energy	Duke Energy	Duke Energy
(in millions)	Carolinas	Progress	Carolinas	Progress
Regulatory Assets: Current	$12	$39	$12	$39
Current Assets: Other	5	15	8	29
Other Noncurrent Assets: Regulatory assets	205	672	208	681
Other Noncurrent Assets: Other	1	4	1	2
Current Liabilities: Other	1	4	3	8
Current maturities of long-term debt	10	34	10	34
Long-Term Debt	213	697	219	714
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	March 31, 2023
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$164	$221
Investments in equity method unconsolidated affiliates	49	—	—
Other noncurrent assets	46	—	—
Total assets	$95	$164	$221
Other current liabilities	52	—	—
Other noncurrent liabilities	49	—	—
Total liabilities	$101	$—	$—
Net (liabilities) assets	$(6)	$164	$221

	December 31, 2022
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$198	$317
Investments in equity method unconsolidated affiliates	43	—	—
Other noncurrent assets	45	—	—
Total assets	$88	$198	$317
Other current liabilities	59	—	—
Other noncurrent liabilities	47	—	—
Total liabilities	$106	$—	$—
Net (liabilities) assets	$(18)	$198	$317
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Receivables sold	$369	$423	$426	$508
Less: Retained interests	164	198	221	317
Net receivables sold	$205	$225	$205	$191
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2023	2022	2023	2022
Sales
Receivables sold	$725	$663	$942	$782
Loss recognized on sale	9	3	10	4
Cash flows
Cash proceeds from receivables sold	$750	$674	$1,028	$795
Return received on retained interests	6	1	8	2
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

	Remaining Performance Obligations
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Progress Energy	$43	$66	$7	$7	$7	$36	$166
Duke Energy Progress	6	8	—	—	—	—	14
Duke Energy Florida	37	58	7	7	7	36	152
Duke Energy Indiana	10	16	17	15	7	5	70
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
Fixed-capacity payments under long-term contracts for the GU&I segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations are as follows:

	Remaining Performance Obligations
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Piedmont	$51	$62	$61	$51	$49	$241	$515
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE

Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended March 31, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,851	$824	$1,421	$607	$814	$234	$372	$—
General	1,831	588	841	358	483	135	270	—
Industrial	891	296	272	177	95	71	251	—
Wholesale	550	135	348	319	29	9	58	—
Other revenues	144	78	121	68	53	27	15	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,267	$1,921	$3,003	$1,529	$1,474	$476	$966	$—

Gas Utilities and Infrastructure
Residential	$507	$—	$—	$—	$—	$162	$—	$345
Commercial	233	—	—	—	—	58	—	175
Industrial	47	—	—	—	—	9	—	37
Power Generation	—	—	—	—	—	—	—	23
Other revenues	40	—	—	—	—	6	—	19
Total Gas Utilities and Infrastructure revenue from contracts with customers	$827	$—	$—	$—	$—	$235	$—	$599

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,101	$1,921	$3,003	$1,529	$1,474	$711	$966	$599

Other revenue sources(a)	$175	$13	$45	$4	$36	$(2)	$9	$76
Total revenues	$7,276	$1,934	$3,048	$1,533	$1,510	$709	$975	$675

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended March 31, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,767	$831	$1,368	$624	$744	$211	$354	$—
General	1,604	544	726	325	401	116	218	—
Industrial	772	276	270	194	76	35	192	—
Wholesale	626	113	411	349	62	23	79	—
Other revenues	202	111	211	139	72	21	(36)	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$5,971	$1,875	$2,986	$1,631	$1,355	$406	$807	$—

Gas Utilities and Infrastructure
Residential	$572	$—	$—	$—	$—	$149	$—	$423
Commercial	269	—	—	—	—	64	—	204
Industrial	57	—	—	—	—	7	—	50
Power Generation	—	—	—	—	—	—	—	24
Other revenues	115	—	—	—	—	6	—	93
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,013	$—	$—	$—	$—	$226	$—	$794

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$6,991	$1,875	$2,986	$1,631	$1,355	$632	$807	$794

Other revenue sources(a)	$20	$13	$6	$1	$—	$6	$15	$11
Total revenues	$7,011	$1,888	$2,992	$1,632	$1,355	$638	$822	$805
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

	Three Months Ended March 31, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2021	$121	$42	$36	$21	$16	$4	$3	$15
Write-Offs	(23)	(9)	(10)	(2)	(8)	—	—	(1)
Credit Loss Expense	24	5	12	4	8	—	—	3
Other Adjustments	17	14	13	8	5	—	—	—
Balance at March 31, 2022	$139	$52	$51	$31	$21	$4	$3	$17

Balance at December 31, 2022	$216	$68	$81	$44	$36	$6	$4	$14
Write-Offs	(42)	(20)	(22)	(9)	(12)	—	—	(1)
Credit Loss Expense	16	7	6	1	5	1	—	1
Other Adjustments	24	15	10	9	1	—	—	—
Balance at March 31, 2023	$214	$70	$75	$45	$30	$7	$4	$14
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

FINANCIAL STATEMENTS	REVENUE

The aging of trade receivables is presented in the table below.

	March 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$1,070	$408	$284	$178	$106	$3	$20	$57
Current	2,018	519	892	476	414	14	46	168
1-31 days past due	254	64	103	68	35	5	9	18
31-61 days past due	148	32	83	72	11	5	2	10
61-91 days past due	33	9	13	8	5	2	1	2
91+ days past due	217	60	65	24	41	48	16	3
Deferred Payment Arrangements(c)	144	46	51	32	19	4	—	1
Trade and Other Receivables	$3,884	$1,138	$1,491	$858	$631	$81	$94	$259

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$1,457	$486	$355	$232	$123	$20	$28	$160
Current	2,347	577	1,059	637	417	15	52	265
1-31 days past due	261	96	60	15	45	5	17	15
31-61 days past due	123	23	61	49	12	6	2	3
61-91 days past due	74	25	18	9	9	3	11	2
91+ days past due	209	70	74	27	47	26	6	4
Deferred Payment Arrangements(c)	160	57	62	35	27	4	—	1
Trade and Other Receivables	$4,631	$1,334	$1,689	$1,004	$680	$79	$116	$450
(a)Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 12 for further information. These receivables for unbilled revenues are $103 million and $195 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of March 31, 2023, and $148 million and $260 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2022.
(c)Due to ongoing financial hardships impacting customers, Duke Energy has permitted customers to defer payment of past-due amounts through installment payment plans.
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

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Net income available to Duke Energy common stockholders	$765	$818
Less: (Loss) Income from discontinued operations attributable to Duke Energy common stockholders	(145)	12
Accumulated preferred stock dividends adjustment	12	12
Less: Impact of participating securities	1	1
Income from continuing operations available to Duke Energy common stockholders	$921	$817

Loss from discontinued operations, net of tax	$(209)	$(15)
Add: Loss attributable to NCI	64	27
(Loss) Income from discontinued operations attributable to Duke Energy common stockholders	$(145)	$12

Weighted average common shares outstanding – basic and diluted	770	770
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted	$1.20	$1.06
(Loss) Earnings Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and diluted	$(0.19)	$0.02
Potentially dilutive items excluded from the calculation(a)	2	2
Dividends declared per common share	$1.005	$0.985
Dividends declared on Series A preferred stock per depositary share(b)	$0.359	$0.359
Dividends declared on Series B preferred stock per share(c)	$24.375	$24.375
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
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$30	$10	$9	$5	$3	$1	$1	$1
Interest cost on projected benefit obligation	86	21	27	12	14	4	7	2
Expected return on plan assets	(147)	(40)	(50)	(23)	(26)	(6)	(10)	(5)
Amortization of actuarial loss	2	—	1	—	1	—	1	—
Amortization of prior service credit	(3)	—	—	—	—	—	—	(2)
Amortization of settlement charges	5	2	1	1	—	—	—	1
Net periodic pension costs	$(27)	$(7)	$(12)	$(5)	$(8)	$(1)	$(1)	$(3)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$40	$12	$12	$7	$4	$1	$2	$1
Interest cost on projected benefit obligation	58	14	18	8	10	3	5	2
Expected return on plan assets	(140)	(38)	(46)	(22)	(24)	(5)	(9)	(6)
Amortization of actuarial loss	24	5	6	3	3	1	2	2
Amortization of prior service credit	(5)	(1)	—	—	—	—	—	(2)
Amortization of settlement charges	2	1	1	—	—	—	—	—
Net periodic pension costs	$(21)	$(7)	$(9)	$(4)	$(7)	$—	$—	$(3)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2023, and 2022.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three months ended March 31, 2023, and 2022.
16. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2023	2022
Duke Energy	13.8%	2.9%
Duke Energy Carolinas	11.4%	7.4%
Progress Energy	16.7%	15.9%
Duke Energy Progress	14.6%	14.0%
Duke Energy Florida	19.9%	20.1%
Duke Energy Ohio	16.7%	(266.7)%
Duke Energy Indiana	17.2%	31.9%
Piedmont	17.7%	13.4%
The increase in the ETR for Duke Energy for the three months ended March 31, 2023, was primarily due to a decrease in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Carolinas for the three months ended March 31, 2023, was primarily due to a decrease in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Ohio for the three months ended March 31, 2023, was primarily due to a decrease in the amortization of excess deferred taxes related to the MGP Settlement recorded in the prior year.
The decrease in the ETR for Duke Energy Indiana for the three months ended March 31, 2023, was primarily due to the coal ash impairment in the prior year, based on the Indiana Supreme Court Opinion.
The increase in the ETR for Piedmont for the three months ended March 31, 2023, was primarily due to a decrease in the amortization of excess deferred taxes.
17. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, commitments and contingencies, and debt and credit facilities, see Notes 4, 5 and 6, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2023, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2022.
Executive Overview
Advancing Our Clean Energy Transformation
During the first quarter of 2023, we continued to execute on our clean energy transformation, delivering strong, sustainable value for shareholders, customers, communities and employees.
•In November 2022, the Board approved pursuing the sale of the Commercial Renewables business, excluding the offshore wind contract for Carolina Long Bay. We are continuing to market the business through three disposal groups. As we look forward to the remainder of this decade and beyond, we have line of sight to significant renewable, grid and other investment opportunities within our faster-growing regulated operations. We expect to dispose of these groups in the second half of 2023. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for additional information.
•In March 2023, we began operating the largest battery system in North Carolina, an 11-MW project in Onslow County, which will operate in conjunction with an adjacent 13-MW solar facility located on a leased site within Marine Corps Base (MCB) Camp Lejeune. Both projects are connected to a Duke Energy substation and will be used to serve all Duke Energy Progress customers. As part of an ongoing collaboration with the Department of Defense, further work could enable the solar and battery systems to improve the resiliency of MCB Camp Lejeune against outages.
•In March 2023, Duke Energy Florida announced two new solar projects as part of Clean Energy Connection, the company's community solar program. Once complete, each 74.9-MW solar facility will generate enough carbon-free electricity to power what would be the equivalent to around 23,000 homes. Additionally, in March 2023, Duke Energy Florida announced its first floating solar array pilot. The project will feature more than 1,800 floating solar modules and occupy approximately 2 acres of water surface on an existing cooling pond at the Duke Energy Hines Energy Complex in Bartow. The pilot is part of Duke Energy's Vision Florida program, which is designed to test innovative projects such as microgrids and battery energy storage, among others, to prepare the power grid for a clean energy future. We now operate 1,200 MW of solar in Florida, with plans to continue adding approximately 300 MW a year going forward.
Regulatory Activity. During the first quarter of 2023, we continued to monitor developments while moving our regulatory strategy forward. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•In February 2023, the PSCSC approved a constructive comprehensive settlement with all parties in the Duke Energy Progress South Carolina rate case. Duke Energy Progress implemented new customer rates effective April 1, 2023.
•In February 2023, the Indiana Court of Appeals issued an opinion finding certain coal ash related expenditures should be disallowed under a statute specific to federally mandated projects and also denied a petition for rehearing on the matter. Duke Energy Indiana is evaluating whether to file a petition to transfer the case to the Indiana Supreme Court.
•In January 2023, Duke Energy Carolinas filed a rate case in North Carolina, which incorporates elements of PBR and MYRP as allowed under HB 951. HB 951 provides the framework for many of the benefits of modernized regulatory constructs in North Carolina under the direction of the NCUC. Duke Energy Progress filed its first rate case utilizing these benefits, including both PBR and MYRP, in North Carolina in October 2022, and reached partial settlements on key matters in April and May 2023.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.
Regulatory Matters
Coal Ash Costs
Future spending of coal ash costs, including amounts recorded for depreciation and liability accretion, is expected to be recovered in future rate cases or rider filings. The majority of spend is expected to occur over the next 10 to 15 years.

MD&A	MATTERS IMPACTING FUTURE RESULTS

Duke Energy Indiana has interpreted the CCR (Coal Combustion Residuals) rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Interpretation of the requirements of the CCR rule is subject to further legal challenges and regulatory approvals, which could result in additional coal ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. In January 2022, Duke Energy Indiana received a letter from the EPA regarding application and interpretation of the CCR rule for some of the ash basins at its Gallagher Station. In response to the letter, Duke Energy Indiana has submitted revised closure plans for those basins to the Indiana Department of Environmental Management (IDEM). Those closure plans are pending review by IDEM. See Notes 4 and 5 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively, for more information.
Fuel Cost Recovery
As a result of rapidly rising commodity costs during 2022, including natural gas, fuel and purchased power prices in excess of amounts included in fuel-related revenues has led to an increase in the under collection of fuel costs from customers at certain jurisdictions including Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. These amounts have been deferred in regulatory assets and have impacted the cash flows of the registrants, including increased borrowings to temporarily finance related expenditures until recovery. The Duke Energy Registrants are working with various state commissions on the timing of recovery of these amounts.
Commercial Renewables
In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables Disposal Groups. The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022. Marketing of the disposal groups continues and Duke Energy expects to complete the sales of the disposal groups in the second half of 2023. If necessary, the loss on the sale of the assets will be updated based on market changes or the final sales price, including all closing adjustments, and could be materially different than the estimated loss. Additionally, certain other costs resulting from the transactions may be recognized in the period incurred. Proceeds from the sales are expected to be used for debt avoidance. For more information, see Note 2 to the Consolidated Financial Statements, "Dispositions."
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the ERCOT market. Duke Energy (Parent) has been named in multiple lawsuits arising out of this winter storm. The legal actions against Duke Energy (Parent) related to these lawsuits will remain with Duke Energy (Parent) and any future activity related to Duke Energy (Parent) as a defendant in these lawsuits will be presented in discontinued operations. For more information, see Note 5 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies."
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
Results of Operations
Non-GAAP Measures
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP in the U.S., as well as certain non-GAAP financial measures, adjusted earnings and adjusted EPS, discussed below. Non-GAAP financial measures are numerical measures of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented may not be comparable to similarly titled measures used by other companies because other companies may not calculate the measures in the same manner.
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
Discontinued operations includes an estimated impairment on the sale of the Commercial Renewables business in the current year and results from Duke Energy's Commercial Renewables Disposal Groups.
Three Months Ended March 31, 2023, as compared to March 31, 2022
GAAP reported EPS was $1.01 for the first quarter of 2023 compared to $1.08 in the first quarter of 2022. GAAP reported EPS decreased primarily due to unfavorable weather, the estimated impairment on the sale of the Commercial Renewables business, higher interest expense and lower volumes, partially offset by charges from the Indiana Supreme Court ruling on coal ash in the prior year, growth from riders and other margin, lower storm costs and favorable rate case impacts.

MD&A	DUKE ENERGY

As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s first quarter 2023 adjusted EPS was $1.20 compared to $1.29 for the first quarter of 2022. The decrease in adjusted EPS was primarily due to unfavorable weather, higher interest expense and lower volumes, partially offset by growth from riders and other margin, lower storm costs and favorable rate case impacts.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2023		2022
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$765	$1.01	$818	$1.08
Adjustments:
Regulatory Matters(a)	—	—	173	0.23
Discontinued Operations(b)	145	0.19	(12)	(0.02)
Adjusted Earnings/Adjusted EPS	$910	$1.20	$979	$1.29
(a)Net of tax benefit of $62 million. $211 million recorded within Impairment of assets and other charges, $46 million within Regulated electric (Operating revenues) and $22 million within Net Loss Attributable to Noncontrolling Interests.
(b)Recorded in Loss from Discontinued Operations, net of tax, and Net Loss Attributable to Noncontrolling Interests.
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
Duke Energy's segment structure includes the following segments: EU&I and GU&I. The remainder of Duke Energy’s operations is presented as Other. See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for additional information on Duke Energy’s segment structure.
Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues	$6,398	$6,002	$396
Operating Expenses
Fuel used in electric generation and purchased power	2,396	1,837	559
Operation, maintenance and other	1,269	1,426	(157)
Depreciation and amortization	1,096	1,131	(35)
Property and other taxes	348	337	11
Impairment of assets and other charges	7	214	(207)
Total operating expenses	5,116	4,945	171
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	1,283	1,059	224
Other Income and Expenses, net	130	114	16
Interest Expense	452	376	76
Income Before Income Taxes	961	797	164
Income Tax Expense	149	83	66
Less: Income (Loss) Attributable to Noncontrolling Interest	21	(9)	30
Segment Income	$791	$723	$68

Duke Energy Carolinas GWh sales	20,919	22,549	(1,630)
Duke Energy Progress GWh sales	15,345	17,969	(2,624)
Duke Energy Florida GWh sales	8,990	9,902	(912)
Duke Energy Ohio GWh sales	5,642	5,997	(355)
Duke Energy Indiana GWh sales	7,350	7,950	(600)
Total Electric Utilities and Infrastructure GWh sales	58,246	64,367	(6,121)
Net proportional MW capacity in operation	49,784	49,340	444
Three Months Ended March 31, 2023, as compared to March 31, 2022
EU&I’s higher segment income is due to the prior year Indiana Supreme Court ruling on recovery of certain coal ash costs and lower storm costs, partially offset by higher interest expense. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE

Operating Revenues. The variance was driven primarily by:
•a $606 million increase in fuel revenues primarily due to higher fuel prices and cost recovery in the current year;
•a $43 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers compared to the prior year at Duke Energy Carolinas and increased Storm Protection Plan rider revenue driven by higher debt and equity returns from increased capital expenditures in the current year at Duke Energy Florida;
•a $37 million increase due to the provision for rate refund recognized in the prior year related to the Indiana Supreme Court ruling; and
•a $33 million increase in price due to 2022 Duke Energy Ohio Electric retail rate case and Ohio tax reform deferrals in prior year.
Partially offset by:
•a $191 million decrease in retail sales due to unfavorable weather compared to prior year;
•a $99 million decrease in weather-normal retail sales volumes; and
•a $61 million decrease in wholesale revenues primarily due to lower capacity revenues.
Operating Expenses. The variance was driven primarily by:
•a $559 million increase in fuel used in electric generation and purchased power due to higher fuel prices and higher amortizations of deferred fuel.
Partially offset by:
•a $207 million decrease in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs in the prior year;
•a $157 million decrease in operation, maintenance and other primarily driven by lower storm costs in the current year; and
•a $35 million decrease in depreciation and amortization primarily due to the amortization of the Department of Energy settlement regulatory liability at Duke Energy Florida.
Other Income and Expenses, net. The increase is primarily due to higher returns on deferred costs.
Interest Expense. The variance was primarily driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes. The ETRs for the three months ended March 31, 2023, and 2022, were 15.5% and 10.4%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.
Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues	$911	$1,032	$(121)
Operating Expenses
Cost of natural gas	298	481	(183)
Operation, maintenance and other	119	182	(63)
Depreciation and amortization	85	79	6
Property and other taxes	31	41	(10)
Impairment of assets and other charges	1	—	1
Total operating expenses	534	783	(249)
Operating Income	377	249	128
Other Income and Expenses, Net	23	17	6
Interest Expense	50	40	10
Income Before Income Taxes	350	226	124
Income Tax Expense (Benefit)	63	(28)	91
Segment Income	$287	$254	$33

Piedmont LDC throughput (dekatherms)	161,463,793	180,187,101	(18,723,308)
Duke Energy Midwest LDC throughput (Mcf)	32,001,725	37,246,072	(5,244,347)
Three Months Ended March 31, 2023, as compared to March 31, 2022
GU&I’s results were impacted primarily by margin growth. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE

Operating Revenues. The variance was driven primarily by:
•a $183 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.
Partially offset by:
•a $15 million increase due to the MGP Settlement in prior year;
•a $13 million increase due to secondary marketing sales;
•a $13 million increase due to rider revenues related to Ohio CEP;
•a $6 million increase due to North Carolina IMR; and
•a $5 million increase due to customer growth.
Operating Expenses. The variance was driven primarily by:
•a $183 million decrease in cost of natural gas due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs;
•a $63 million decrease in operations, maintenance and other primarily due to the MGP Settlement in prior year.
Interest Expense. The increase was primarily due to higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes related to the MGP Settlement recorded in the prior year and an increase in pretax income. The ETRs for the three months ended March 31, 2023, and 2022, were 18.0% and -12.4%, respectively. The increase in the ETR was primarily due a decrease in the amortization of excess deferred taxes related to the MGP Settlement recorded in the prior year.
Other

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues	$31	$30	$1
Operating Expenses	29	30	(1)
Gains on Sales of Other Assets and Other, net	6	1	5
Operating Income	8	1	7
Other Income and Expenses, net	62	(5)	67
Interest Expense	256	158	98
Loss Before Income Taxes	(186)	(162)	(24)
Income Tax Benefit	(57)	(30)	(27)
Less: Preferred Dividends	39	39	—
Net Loss	$(168)	$(171)	$3
Three Months Ended March 31, 2023, as compared to March 31, 2022
The lower net loss was driven by higher return on investments, lower loss experience related to captive insurance claims and an increase in the tax benefit, partially offset by higher interest expense.
Other Income and Expenses, net. The variance was primarily due to higher return on investments that fund certain employee benefit obligations and higher yields on captive insurance investments.
Interest Expense. The variance was primarily due to higher interest rates on long-term debt and commercial paper and higher outstanding long-term debt.
Income Tax Benefit. The increase in the tax benefit was primarily due to higher state tax benefits, favorable tax impacts related to higher investment returns on certain employee benefit obligations and an increase in pretax losses. The ETRs for the three months ended March 31, 2023, and 2022, were 30.6% and 18.5%, respectively. The increase in the ETR was primarily due to higher state tax benefits and favorable tax impacts related to higher investment returns on certain employee benefit obligations.

PART I
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Loss From Discontinued Operations, net of tax	$(209)	$(15)	$(194)
Three Months Ended March 31, 2023, as compared to March 31, 2022
The variance was primarily driven by the estimated impairment on the sale of the Commercial Renewables business recorded in 2023.
DUKE ENERGY CAROLINAS
Results of Operations

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues	$1,934	$1,888	$46
Operating Expenses
Fuel used in electric generation and purchased power	623	448	175
Operation, maintenance and other	440	512	(72)
Depreciation and amortization	366	379	(13)
Property and other taxes	95	93	2
Impairment of assets and other charges	2	3	(1)
Total operating expenses	1,526	1,435	91
Operating Income	408	453	(45)
Other Income and Expenses, net	59	55	4
Interest Expense	160	141	19
Income Before Income Taxes	307	367	(60)
Income Tax Expense	35	27	8
Net Income	$272	$340	$(68)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential sales	(4.3)%
General service sales	0.8%
Industrial sales	(5.5)%
Wholesale power sales	(0.5)%
Joint dispatch sales	39.2%
Total sales	(7.2)%
Average number of customers	1.6%
Three Months Ended March 31, 2023, as compared to March 31, 2022
Operating Revenues. The variance was driven primarily by:
•a $153 million increase in fuel revenues due to higher fuel prices; and
•a $29 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers compared to the prior year and increases in energy efficiency and competitive procurement of renewable energy program riders.
Partially offset by:
•a $93 million decrease in retail sales due to unfavorable weather compared to prior year; and
•a $49 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $175 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and changes in the generation mix, partially offset by the recovery of fuel expenses and lower coal prices.

MD&A	DUKE ENERGY CAROLINAS

Partially offset by:
•a $72 million decrease in operation, maintenance and other expense primarily due to lower storm restoration costs and a decrease in spend on outside services; and
•a $13 million decrease in depreciation and amortization primarily due to the prior year South Carolina Supreme Court decision on coal ash and an increase in Grid Improvement Plan deferrals.
Interest Expense. The variance was driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes, partially offset by a decrease in pretax income.
PROGRESS ENERGY
Results of Operations

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues	$3,048	$2,992	$56
Operating Expenses
Fuel used in electric generation and purchased power	1,191	1,064	127
Operation, maintenance and other	568	645	(77)
Depreciation and amortization	504	536	(32)
Property and other taxes	168	152	16
Impairment of assets and other charges	5	—	5
Total operating expenses	2,436	2,397	39
Gains on Sales of Other Assets and Other, net	6	2	4
Operating Income	618	597	21
Other Income and Expenses, net	59	35	24
Interest Expense	246	211	35
Income Before Income Taxes	431	421	10
Income Tax Expense	72	67	5
Net Income	359	354	5
Three Months Ended March 31, 2023, as compared to March 31, 2022
Operating Revenues. The variance was driven primarily by:
•a $183 million increase in fuel cost recovery at Duke Energy Florida driven by higher fuel rates in the current year; and
•a $23 million increase in rider revenues at Duke Energy Florida primarily due to increased Storm Protection Plan rider revenue driven by higher debt and equity returns from increased capital expenditures in the current year.
Partially offset by:
•a $54 million decrease in retail sales due to unfavorable weather compared to prior year;
•a $54 million decrease in weather-normal retail sales volumes; and
•a $45 million decrease in wholesale revenues, net of fuel, due to lower capacity volumes.
Operating Expenses. The variance was driven primarily by:
•a $127 million increase in fuel used in electric generation and purchased power primarily due to higher amortization of deferred fuel balances at Duke Energy Florida; and
•a $16 million increase in property and other taxes primarily due to higher property tax valuation adjustments at Duke Energy Florida.
Partially offset by:
•a $77 million decrease in operation, maintenance and other expense due to lower storm costs at Duke Energy Progress and lower storm amortization at Duke Energy Florida; and
•a $32 million decrease in depreciation and amortization primarily due to the amortization of Department of Energy settlement regulatory liability at Duke Energy Florida.
Other Income and Expenses, net. The increase is primarily due to higher debt returns at Duke Energy Florida.

MD&A	PROGRESS ENERGY

Interest Expense. The variance was driven primarily by higher outstanding debt balances and interest rates at Duke Energy Florida and Duke Energy Progress.
DUKE ENERGY PROGRESS
Results of Operations

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues	$1,533	$1,632	$(99)
Operating Expenses
Fuel used in electric generation and purchased power	545	574	(29)
Operation, maintenance and other	350	391	(41)
Depreciation and amortization	315	306	9
Property and other taxes	48	49	(1)
Impairment of assets and other charges	4	—	4
Total operating expenses	1,262	1,320	(58)
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	271	313	(42)
Other Income and Expenses, net	29	22	7
Interest Expense	102	85	17
Income Before Income Taxes	198	250	(52)
Income Tax Expense	29	35	(6)
Net Income	$169	$215	$(46)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2023
Residential sales	(7.4)%
General service sales	(9.4)%
Industrial sales	(25.0)%
Wholesale power sales	(10.1)%
Joint dispatch sales	(28.5)%
Total sales	(14.6)%
Average number of customers	1.6%
Three Months Ended March 31, 2023, as compared to March 31, 2022
Operating Revenues. The variance was driven primarily by:
•a $54 million decrease in retail sales due to unfavorable weather compared to prior year;
•a $26 million decrease in wholesale revenues, net of fuel, due to lower capacity volumes; and
•a $16 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $41 million decrease in operation, maintenance and other expense primarily due to lower storm costs; and
•a $29 million decrease in fuel used in electric generation and purchased power primarily due to lower volumes, partially offset by the recovery of fuel expenses and higher natural gas prices.
Partially offset by:
•a $9 million increase in depreciation and amortization due to higher depreciable base.
Interest Expense. The variance was driven primarily by higher outstanding debt balances and interest rates.

MD&A	DUKE ENERGY FLORIDA

DUKE ENERGY FLORIDA
Results of Operations

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues	$1,510	$1,355	$155
Operating Expenses
Fuel used in electric generation and purchased power	646	490	156
Operation, maintenance and other	213	249	(36)
Depreciation and amortization	190	231	(41)
Property and other taxes	120	103	17
Impairment of assets and other charges	1	—	1
Total operating expenses	1,170	1,073	97
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	341	283	58
Other Income and Expenses, net	30	15	15
Interest Expense	115	84	31
Income Before Income Taxes	256	214	42
Income Tax Expense	51	43	8
Net Income	$205	$171	$34
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

Increase (Decrease) over prior period	2023
Residential sales	(0.8)%
General service sales	1.9%
Industrial sales	1.9%
Wholesale and other	(47.9)%
Total sales	(9.2)%
Average number of customers	1.6%
Three Months Ended March 31, 2023, as compared to March 31, 2022
Operating Revenues. The variance was driven primarily by:
•a $183 million increase in fuel and capacity revenues primarily due to an increase in fuel and capacity rates billed to retail customers; and
•a $23 million increase in rider revenues primarily due to increased Storm Protection Plan rider revenue driven by higher debt and equity returns from increased capital expenditures in the current year.
Partially offset by:
•a $38 million decrease in weather-normal retail sales volumes; and
•a $19 million decrease in wholesale power revenues, net of fuel, primarily due to lower capacity revenue and bulk power sales.
Operating Expenses. The variance was driven primarily by:
•a $156 million increase in fuel used in electric generation and purchased power primarily due to higher amortization of deferred fuel and capacity expense; and
•a $17 million increase in property and other taxes primarily due to property tax valuation adjustments.
Partially offset by:
•a $41 million decrease in depreciation and amortization primarily due to the amortization of Department of Energy settlement regulatory liability; and
•a $36 million decrease in operation, maintenance and other primarily due to reduced storm amortization.
Other Income and Expenses, net. The increase is primarily due to an increase in clause recovery interest income.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.

MD&A	DUKE ENERGY FLORIDA

Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and EDIT amortization, partially offset by new PTCs.
DUKE ENERGY OHIO
Results of Operations

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues
Regulated electric	$474	$412	$62
Regulated natural gas	235	226	9
Total operating revenues	709	638	71
Operating Expenses
Fuel used in electric generation and purchased power	176	127	49
Cost of natural gas	92	107	(15)
Operation, maintenance and other	123	178	(55)
Depreciation and amortization	90	80	10
Property and other taxes	80	101	(21)
Total operating expenses	561	593	(32)
Operating Income	148	45	103
Other Income and Expenses, net	8	6	2
Interest Expense	36	30	6
Income Before Income Taxes	120	21	99
Income Tax Expense (Benefit)	20	(56)	76
Net Income	$100	$77	$23
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2023	2023
Residential sales	(5.4)%	(12.6)%
General service sales	(1.9)%	(26.6)%
Industrial sales	6.8%	7.7%
Wholesale electric power sales	(78.9)%	n/a
Other natural gas sales	n/a	(3.7)%
Total sales	(5.9)%	(14.1)%
Average number of customers	1.3%	0.8%
Three Months Ended March 31, 2023, as compared to March 31, 2022
Operating Revenues. The variance was driven primarily by:
•a $51 million increase in fuel-related revenues primarily due to higher retail sales volumes and higher fuel rates in the current year;
•a $33 million increase in price due to 2022 Duke Energy Ohio Electric retail rate case and Ohio tax reform deferrals in prior year; and
•a $15 million increase due to the MGP settlement in the prior year.
Partially offset by:
•a $14 million decrease due to unfavorable weather compared to prior year; and
•a $9 million decrease in retail revenue riders primarily due to the decrease in Distribution Capital Investment Rider (DCI) partially offset by increase in the Ohio CEP rider.
Operating Expenses. The variance was driven primarily by:
•a $55 million decrease in operation, maintenance and other expense primarily due to the MGP settlement in the prior year; and
•a $21 million decrease in property and other taxes primarily due to an Ohio property tax true up partially offset by franchise taxes.

MD&A	DUKE ENERGY OHIO

Partially offset by:
•a $34 million increase in fuel expense primarily driven by higher retail prices and increased volumes for natural gas and purchased power; and
•a $10 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and depreciation rates resulting from the 2022 Duke Energy Ohio Electric retail rate case implemented in 2023.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes related to the MGP Settlement recorded in the prior year and an increase in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues	$975	$822	$153
Operating Expenses
Fuel used in electric generation and purchased power	449	319	130
Operation, maintenance and other	184	192	(8)
Depreciation and amortization	158	156	2
Property and other taxes	18	25	(7)
Impairment of assets and other charges	—	211	(211)
Total operating expenses	809	903	(94)
Operating Income (Loss)	166	(81)	247
Other Income and Expenses, net	14	10	4
Interest Expense	52	45	7
Income (Loss) Before Income Taxes	128	(116)	244
Income Tax Expense (Benefit)	22	(37)	59
Net Income (Loss)	$106	$(79)	$185
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential sales	(9.3)%
General service sales	(0.3)%
Industrial sales	13.1%
Wholesale power sales	(21.2)%
Total sales	(7.5)%
Average number of customers	1.2%
Three Months Ended March 31, 2023, as compared to March 31, 2022
Operating Revenues. The variance was driven primarily by:
•a $152 million increase in retail fuel revenues primarily due to higher fuel cost recovery driven by higher fuel prices; and

•a $37 million increase primarily due to the provision for rate refund recognized in the prior year related to the Indiana Supreme Court ruling.
Partially offset by:
•a $21 million decrease in retail sales due to unfavorable weather; and
•a $16 million decrease in wholesale revenues, including fuel revenues, driven by lower rates and sales as well as lower bulk power marketing price and sharing.
Operating Expenses. The variance was driven primarily by:
•a $211 million decrease in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs in the prior year.
Partially offset by:
•a $130 million increase in fuel used in electric generation and purchased power primarily due to higher deferred fuel amortization, partially offset by lower purchased power expense and natural gas costs.

MD&A	DUKE ENERGY INDIANA

Income Tax Expense (Benefit). The increase in tax expense was primarily due to a decrease in pretax income.
PIEDMONT
Results of Operations

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Operating Revenues	$675	$805	$(130)
Operating Expenses
Cost of natural gas	206	374	(168)
Operation, maintenance and other	89	95	(6)
Depreciation and amortization	57	54	3
Property and other taxes	16	16	—
Impairment of assets and other charges	1	—	1
Total operating expenses	369	539	(170)
Operating Income	306	266	40
Other Income and Expenses, net	16	13	3
Interest Expense	40	32	8
Income Before Income Taxes	282	247	35
Income Tax Expense	50	33	17
Net Income	$232	$214	$18
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential deliveries	(22.5)%
Commercial deliveries	(19.2)%
Industrial deliveries	(4.5)%
Power generation deliveries	(6.1)%
For resale	(25.5)%
Total throughput deliveries	(10.4)%
Secondary market volumes	(26.8)%
Average number of customers	1.5%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Three Months Ended March 31, 2023, as compared to March 31, 2022
Operating Revenues. The variance was driven primarily by:
•a $168 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.
Partially offset by:
•a $13 million increase due to secondary marketing sales;
•a $6 million increase due to North Carolina IMR; and
•a $5 million increase due to customer growth.
Operating Expenses. The variance was driven primarily by:
•a $168 million decrease in cost of natural gas due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes and an increase in pretax income.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Additionally, due to its existing tax attributes and projected tax credits to be generated relating to the IRA, Duke Energy does not expect to be a significant federal cash taxpayer until around 2030. Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2022, included a summary and detailed discussion of projected primary sources and uses of cash for 2023 to 2025.
As of March 31, 2023, Duke Energy had approximately $451 million of cash on hand and $5.4 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility.
In April 2023, Moody’s Investors Service, Inc. (Moody's) maintained the credit ratings and affirmed the ratings outlook for all of the Duke Energy Registrants, including Duke Energy Ohio. Operations in Kentucky are conducted through Duke Energy Ohio's wholly owned subsidiary, Duke Energy Kentucky. Moody's lowered Duke Energy Kentucky's ratings outlook from stable to negative while maintaining Duke Energy Kentucky's credit rating of Baa1 for senior unsecured debt.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$1,483	$1,795
Investing activities	(3,209)	(2,699)
Financing activities	1,747	1,404
Net increase in cash, cash equivalents and restricted cash	21	500
Cash, cash equivalents and restricted cash at beginning of period	603	520
Cash, cash equivalents and restricted cash at end of period	$624	$1,020
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2023	2022	Variance
Net income	$761	$820	$(59)
Non-cash adjustments to net income	1,563	1,582	(19)
Payments for asset retirement obligations	(117)	(119)	2
Working capital	(724)	(488)	(236)
Net cash provided by operating activities	$1,483	$1,795	$(312)
The variance is primarily due to the timing of accruals and payments in working capital accounts.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2023	2022	Variance
Capital, investment and acquisition expenditures	$(3,152)	$(2,568)	$(584)
Other investing items	(57)	(131)	74
Net cash used in investing activities	$(3,209)	$(2,699)	$(510)
The variance is primarily due to higher overall investments in the EU&I segment.

MD&A	LIQUIDITY AND CAPITAL RESOURCES

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2023	2022	Variance
Issuances of long-term debt, net	$2,705	$2,291	$414
Notes payable, commercial paper and other short-term borrowings	(265)	(44)	(221)
Dividends paid	(815)	(799)	(16)
Contributions from noncontrolling interests	206	23	183
Other financing items	(84)	(67)	(17)
Net cash provided by financing activities	$1,747	$1,404	$343
The variance was primarily due to:
•a $414 million increase in net proceeds from issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt; and
•a $183 million increase in contributions from noncontrolling interests.
Partially offset by:
•a $221 million decrease in net borrowings from notes payable and commercial paper.
OTHER MATTERS
Environmental Regulations
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, coal ash and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants. Refer to Note 4, "Regulatory Matters," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2022, for more information regarding potential plant retirements and Note 4, "Regulatory Matters," to the Condensed Consolidated Financial Statements, for further information regarding regulatory filings related to the Duke Energy Registrants.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Duke Energy Registrants are, from time to time, parties to various lawsuits and regulatory proceedings in the ordinary course of their business. For information regarding legal proceedings, including regulatory and environmental matters, see Note 4, "Regulatory Matters," and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. For additional information, see Item 3, "Legal Proceedings," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect the Duke Energy Registrants’ financial condition or future results.
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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
4.1	Ninety-fourth Supplemental Indenture, dated as of March 1, 2023 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 9, 2023, File No. 1-3382).				X
4.2	Forty-eighth Supplemental Indenture, dated as of March 22, 2023 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 22, 2023, File No. 1-1232).						X
4.3	Seventy-first Supplemental Indenture, dated as of March 23, 2023 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 23, 2023, File No. 1-3543).							X
4.4
Indenture, dated as of April 6, 2023, by and between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global note included therein (incorporated by reference to registrant's Current Report on Form 8-K filed on April 6, 2023, File No. 1-32853).
X
*10.1	Amendment No. 1, dated as of March 17, 2023, to Amended and Restated Credit Agreement, dated as of March 18, 2022	X	X		X	X	X	X	X
*10.2	Lender Waiver Letter, dated as of March 29, 2023, to Amended and Restated Term Loan Credit Agreement, dated as of March 9, 2022	X	X		X	X	X	X	X
10.3**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 to registrant's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023, File No. 1-32853).
X
10.4**
Performance Share Award Agreement (incorporated by reference to Exhibit 10.24 to registrant's Annual Report on Form 10-K for the year ended December 31, 2022, Filed on February 27, 2023, File No. 1-32853).
X
10.5**	Duke Energy Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Appendix C to registrant's DEF14A filed on March 23, 2023, File No. 1-32853).	X
*10.6**	Duke Energy Corporation Director Compensation Program Summary	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

EXHIBITS

*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X

EXHIBITS

*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	May 9, 2023	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2023	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)