Form 10-Q
period 2023-06-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2023-08-08
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at July 31, 2023:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	770,707,545
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

AFUDC	Allowance for funds used during construction

ArcLight	ArcLight Capital Partners, LLC

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

Brookfield	Brookfield Renewable Partners L.P.

CEP	Capital Expenditure Program

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	United States Environmental Protection Agency

EPS	Earnings (Loss) Per Share

ERCOT	Electric Reliability Council of Texas

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GIC	GIC Private Limited, Singapore's sovereign wealth fund and an experienced investor in U.S. infrastructure

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hours

GLOSSARY OF TERMS

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IMR	Integrity Management Rider

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MGP Settlement	Stipulation and Recommendation filed jointly by Duke Energy Ohio the staff of the PUCO, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plan

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

NYSE	The New York Stock Exchange

OCC	Ohio Consumers' Counsel

OPEB	Other Post-Retirement Benefit Obligations

the Parent	Duke Energy Corporation holding company

PBR	Performance-based regulation

Piedmont	Piedmont Natural Gas Company, Inc.

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Operating Revenues
Regulated electric	$6,176	$6,075	$12,500	$12,008
Regulated natural gas	331	425	1,213	1,427
Nonregulated electric and other	71	64	141	140
Total operating revenues	6,578	6,564	13,854	13,575
Operating Expenses
Fuel used in electric generation and purchased power	2,039	1,972	4,416	3,789
Cost of natural gas	79	189	377	670
Operation, maintenance and other	1,375	1,367	2,685	2,915
Depreciation and amortization	1,333	1,237	2,560	2,494
Property and other taxes	353	368	742	750
Impairment of assets and other charges	—	(9)	8	206
Total operating expenses	5,179	5,124	10,788	10,824
Gains on Sales of Other Assets and Other, net	31	8	38	11
Operating Income	1,430	1,448	3,104	2,762
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	20	38	40	64
Other income and expenses, net	147	114	298	203
Total other income and expenses	167	152	338	267
Interest Expense	727	588	1,447	1,157
Income From Continuing Operations Before Income Taxes	870	1,012	1,995	1,872
Income Tax Expense From Continuing Operations	119	114	274	139
Income From Continuing Operations	751	898	1,721	1,733
Loss From Discontinued Operations, net of tax	(955)	(18)	(1,164)	(33)
Net (Loss) Income	(204)	880	557	1,700
Add: Net (Income) Loss Attributable to Noncontrolling Interests	(16)	27	27	64
Net (Loss) Income Attributable to Duke Energy Corporation	(220)	907	584	1,764
Less: Preferred Dividends	14	14	53	53
Net (Loss) Income Available to Duke Energy Corporation Common Stockholders	$(234)	$893	$531	$1,711

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$0.91	$1.11	$2.10	$2.17
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$(1.23)	$0.03	$(1.41)	$0.05
Net (loss) income available to Duke Energy Corporation common stockholders
Basic and Diluted	$(0.32)	$1.14	$0.69	$2.22
Weighted Average Shares Outstanding
Basic and Diluted	771	770	770	770

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net (Loss) Income	$(204)	$880	$557	$1,700
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	1	2	—	4
Net unrealized gains on cash flow hedges	26	149	6	262
Reclassification into earnings from cash flow hedges	4	4	4	9
Net unrealized gains (losses) on fair value hedges	26	(12)	15	(12)
Unrealized (losses) gains on available-for-sale securities	(2)	(8)	4	(21)
Other Comprehensive Income, net of tax	55	135	29	242
Comprehensive (Loss) Income	(149)	1,015	586	1,942
Add: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(16)	23	27	52
Comprehensive (Loss) Income Attributable to Duke Energy	(165)	1,038	613	1,994
Less: Preferred Dividends	14	14	53	53
Comprehensive (Loss) Income Available to Duke Energy Corporation Common Stockholders	$(179)	$1,024	$560	$1,941
(a)Net of income tax expense of approximately $16 million and $40 million for the three months ended June 30, 2023, and 2022, respectively and approximately $9 million and $72 million for the six months ended June 30, 2023, and 2022, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$377	$409
Receivables (net of allowance for doubtful accounts of $47 at 2023 and $40 at 2022)	1,016	1,309
Receivables of VIEs (net of allowance for doubtful accounts of $152 at 2023 and $176 at 2022)	2,812	3,106
Inventory	4,100	3,584
Regulatory assets (includes $107 at 2023 and $106 at 2022 related to VIEs)	3,760	3,485
Assets held for sale	390	356
Other (includes $73 at 2023 and $116 at 2022 related to VIEs)	633	973
Total current assets	13,088	13,222
Property, Plant and Equipment
Cost	168,506	163,839
Accumulated depreciation and amortization	(54,030)	(52,100)
Facilities to be retired, net	4	9
Net property, plant and equipment	114,480	111,748
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,667 at 2023 and $1,715 at 2022 related to VIEs)	14,147	14,645
Nuclear decommissioning trust funds	9,565	8,637
Operating lease right-of-use assets, net	1,009	1,042
Investments in equity method unconsolidated affiliates	479	455
Assets held for sale	4,561	5,634
Other (includes $45 at 2023 and $52 at 2022 related to VIEs)	3,444	3,400
Total other noncurrent assets	52,508	53,116
Total Assets	$180,076	$178,086
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,225	$4,754
Notes payable and commercial paper	3,455	3,952
Taxes accrued	708	722
Interest accrued	714	626
Current maturities of long-term debt (includes $426 at 2023 and $350 at 2022 related to VIEs)	4,609	3,878
Asset retirement obligations	692	773
Regulatory liabilities	1,303	1,466
Liabilities associated with assets held for sale	575	535
Other	2,094	2,167
Total current liabilities	17,375	18,873
Long-Term Debt (includes $3,051 at 2023 and $3,108 at 2022 related to VIEs)	69,914	65,873
Other Noncurrent Liabilities
Deferred income taxes	10,210	9,964
Asset retirement obligations	11,991	11,955
Regulatory liabilities	13,944	13,582
Operating lease liabilities	841	876
Accrued pension and other post-retirement benefit costs	808	832
Investment tax credits	849	849
Liabilities associated with assets held for sale	1,720	1,927
Other	1,353	1,502
Total other noncurrent liabilities	41,716	41,487
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2023 and 2022	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2023 and 2022	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 771 million and 770 million shares outstanding at 2023 and 2022	1	1
Additional paid-in capital	44,866	44,862
Retained earnings	1,615	2,637
Accumulated other comprehensive loss	(111)	(140)
Total Duke Energy Corporation stockholders' equity	48,333	49,322
Noncontrolling interests	2,738	2,531
Total equity	51,071	51,853
Total Liabilities and Equity	$180,076	$178,086
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$557	$1,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,916	2,923
Equity component of AFUDC	(97)	(99)
Gains on sales of other assets	(38)	(10)
Impairment of assets and other charges	1,442	206
Deferred income taxes	(52)	67
Equity in earnings of unconsolidated affiliates	(29)	(61)
Payments for asset retirement obligations	(261)	(255)
Provision for rate refunds	(57)	(65)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	93	351
Receivables	586	(180)
Inventory	(517)	(12)
Other current assets	(41)	(1,144)
Increase (decrease) in
Accounts payable	(1,245)	408
Taxes accrued	(8)	(49)
Other current liabilities	(154)	99
Other assets	608	65
Other liabilities	82	91
Net cash provided by operating activities	3,785	4,035
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,265)	(5,117)
Contributions to equity method investments	(22)	(32)
Purchases of debt and equity securities	(1,594)	(2,184)
Proceeds from sales and maturities of debt and equity securities	1,628	2,225
Net proceeds from the sales of other assets	111	—
Other	(366)	(384)
Net cash used in investing activities	(6,508)	(5,492)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	7,094	5,714
Payments for the redemption of long-term debt	(2,372)	(3,147)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	60	30
Payments for the redemption of short-term debt with original maturities greater than 90 days	(52)	(257)
Notes payable and commercial paper	(590)	785
Contributions from noncontrolling interests	248	126
Dividends paid	(1,606)	(1,574)
Other	(95)	(101)
Net cash provided by financing activities	2,687	1,576
Net (decrease) increase in cash, cash equivalents and restricted cash	(36)	119
Cash, cash equivalents and restricted cash at beginning of period	603	520
Cash, cash equivalents and restricted cash at end of period	$567	$639
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,398	$1,264
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2022 and 2023
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2022	$1,962	770	$1	$44,364	$3,323	$(122)	$(15)	$(67)	$49,446	$1,806	$51,252
Net income (loss)	—	—	—	—	893	—	—	—	893	(27)	866
Other comprehensive income (loss)	—	—	—	—	—	137	(8)	2	131	4	135
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	27	—	—	—	—	27	—	27
Common stock dividends	—	—	—	—	(761)	—	—	—	(761)	—	(761)
Sale of noncontrolling interest	—	—	—	(17)	—	—	—	—	(17)	38	21
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	65	65
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(22)	(22)
Other	—	—	—	(1)	2	—	—	—	1	—	1
Balance at June 30, 2022	$1,962	$770	$1	$44,373	$3,457	$15	$(23)	$(65)	$49,720	$1,864	$51,584

Balance at March 31, 2023	$1,962	771	$1	$44,837	$2,626	$(60)	$(17)	$(89)	$49,260	$2,691	$51,951
Net (loss) income	—	—	—	—	(234)	—	—	—	(234)	16	(218)
Other comprehensive income (loss)	—	—	—	—	—	56	(2)	1	55	—	55
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	31	—	—	—	—	31	—	31
Common stock dividends	—	—	—	—	(777)	—	—	—	(777)	—	(777)
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	42	42
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(12)	(12)
Other	—	—	—	(2)	—	—	—	—	(2)	1	(1)
Balance at June 30, 2023	$1,962	$771	$1	$44,866	$1,615	$(4)	$(19)	$(88)	$48,333	$2,738	$51,071
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2022 and 2023
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
Net income (loss)	—	—	—	—	1,711	—	—	—	1,711	(64)	1,647
Other comprehensive income (loss)	—	—	—	—	—	247	(21)	4	230	12	242
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	20	—	—	—	—	20	—	20
Common stock dividends	—	—	—	—	(1,521)	—	—	—	(1,521)	—	(1,521)
Sale of noncontrolling interest	—	—	—	(17)	—	—	—	—	(17)	38	21
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	88	88
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(50)	(50)
Other	—	—	—	(1)	2	—	—	—	1	—	1
Balance at June 30, 2022	$1,962	770	$1	$44,373	$3,457	$15	$(23)	$(65)	$49,720	$1,864	$51,584

Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
Net income (loss)	—	—	—	—	531	—	—	—	531	(27)	504
Other comprehensive income (loss)	—	—	—	—	—	25	4	—	29	—	29
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	21	—	—	—	—	21	—	21
Common stock dividends	—	—	—	—	(1,553)	—	—	—	(1,553)	—	(1,553)
Sale of noncontrolling interest	—	—	—	(13)	—	—	—	—	(13)	10	(3)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	248	248
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(25)	(25)
Other	—	—	—	(4)	—	—	—	—	(4)	1	(3)
Balance at June 30, 2023	$1,962	771	$1	$44,866	$1,615	$(4)	$(19)	$(88)	$48,333	$2,738	$51,071
(a)Relates primarily to tax equity financing activity in the Commercial Renewables Disposal Groups.
(b)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$1,828	$1,781	$3,762	$3,669
Operating Expenses
Fuel used in electric generation and purchased power	510	431	1,133	879
Operation, maintenance and other	421	462	861	974
Depreciation and amortization	413	384	779	763
Property and other taxes	91	77	186	170
Impairment of assets and other charges	4	(12)	6	(9)
Total operating expenses	1,439	1,342	2,965	2,777
Gains on Sales of Other Assets and Other, net	26	—	26	—
Operating Income	415	439	823	892
Other Income and Expenses, net	59	58	118	113
Interest Expense	172	143	332	284
Income Before Income Taxes	302	354	609	721
Income Tax Expense	32	26	67	53
Net Income and Comprehensive Income	$270	$328	$542	$668

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$20	$44
Receivables (net of allowance for doubtful accounts of $6 at 2023 and $3 at 2022)	324	338
Receivables of VIEs (net of allowance for doubtful accounts of $51 at 2023 and $65 at 2022)	855	928
Receivables from affiliated companies	156	390
Inventory	1,403	1,164
Regulatory assets (includes $12 at 2023 and 2022 related to VIEs)	1,483	1,095
Other (includes $8 at 2023 and 2022 related to VIEs)	61	216
Total current assets	4,302	4,175
Property, Plant and Equipment
Cost	56,116	54,650
Accumulated depreciation and amortization	(19,328)	(18,669)
Net property, plant and equipment	36,788	35,981
Other Noncurrent Assets
Regulatory assets (includes $202 at 2023 and $208 at 2022 related to VIEs)	4,056	4,293
Nuclear decommissioning trust funds	5,332	4,783
Operating lease right-of-use assets, net	71	78
Other	1,005	1,036
Total other noncurrent assets	10,464	10,190
Total Assets	$51,554	$50,346
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$821	$1,472
Accounts payable to affiliated companies	139	209
Notes payable to affiliated companies	578	1,233
Taxes accrued	276	228
Interest accrued	169	120
Current maturities of long-term debt (includes $10 at 2023 and 2022 related to VIEs)	18	1,018
Asset retirement obligations	237	261
Regulatory liabilities	464	530
Other	598	580
Total current liabilities	3,300	5,651
Long-Term Debt (includes $701 at 2023 and $689 at 2022 related to VIEs)	15,648	12,948
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,302	4,153
Asset retirement obligations	5,166	5,121
Regulatory liabilities	5,887	5,783
Operating lease liabilities	72	83
Accrued pension and other post-retirement benefit costs	36	38
Investment tax credits	298	300
Other	561	527
Total other noncurrent liabilities	16,322	16,005
Commitments and Contingencies
Equity
Member's equity	15,990	15,448
Accumulated other comprehensive loss	(6)	(6)
Total equity	15,984	15,442
Total Liabilities and Equity	$51,554	$50,346

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$542	$668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	906	892
Equity component of AFUDC	(48)	(47)
Gains on sales of other assets	(26)	—
Impairment of assets and other charges	6	(9)
Deferred income taxes	(5)	95
Payments for asset retirement obligations	(87)	(87)
Provision for rate refunds	(33)	(36)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	55
Receivables	91	23
Receivables from affiliated companies	234	(51)
Inventory	(239)	(7)
Other current assets	(482)	(514)
Increase (decrease) in
Accounts payable	(652)	124
Accounts payable to affiliated companies	(70)	(95)
Taxes accrued	48	(97)
Other current liabilities	6	151
Other assets	542	(9)
Other liabilities	97	(33)
Net cash provided by operating activities	830	1,023
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,795)	(1,523)
Purchases of debt and equity securities	(936)	(1,073)
Proceeds from sales and maturities of debt and equity securities	936	1,073
Net proceeds from the sales of other assets	30	—
Other	(129)	(118)
Net cash used in investing activities	(1,894)	(1,641)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,729	1,287
Payments for the redemption of long-term debt	(1,033)	(382)
Notes payable to affiliated companies	(655)	(197)
Distributions to parent	—	(50)
Other	(1)	(1)
Net cash provided by financing activities	1,040	657
Net (decrease) increase in cash, cash equivalents and restricted cash	(24)	39
Cash, cash equivalents and restricted cash at beginning of period	53	8
Cash, cash equivalents and restricted cash at end of period	$29	$47
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$456	$413
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2022 and 2023
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at March 31, 2022	$14,188	$(6)	$14,182
Net income	328	—	328
Other	(1)	—	(1)
Balance at June 30, 2022	$14,515	$(6)	$14,509

Balance at March 31, 2023	$15,720	$(6)	$15,714
Net income	270	—	270
Balance at June 30, 2023	$15,990	$(6)	$15,984

	Six Months Ended June 30, 2022 and 2023
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2021	$13,897	$(6)	$13,891
Net income	668	—	668
Distributions to parent	(50)	—	(50)
Balance at June 30, 2022	$14,515	$(6)	$14,509

Balance at December 31, 2022	$15,448	$(6)	$15,442
Net income	542	—	542
Balance at June 30, 2023	$15,990	$(6)	$15,984
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$3,212	$3,214	$6,260	$6,206
Operating Expenses
Fuel used in electric generation and purchased power	1,176	1,258	2,367	2,322
Operation, maintenance and other	684	603	1,252	1,248
Depreciation and amortization	542	509	1,046	1,045
Property and other taxes	173	151	341	303
Impairment of assets and other charges	—	4	5	4
Total operating expenses	2,575	2,525	5,011	4,922
Gains on Sales of Other Assets and Other, net	6	1	12	3
Operating Income	643	690	1,261	1,287
Other Income and Expenses, net	38	70	97	105
Interest Expense	219	208	465	419
Income Before Income Taxes	462	552	893	973
Income Tax Expense	77	93	149	160
Net Income	$385	$459	$744	$813
Other Comprehensive Income, net of tax
Net unrealized gains on cash flow hedges	—	—	—	1
Unrealized (losses) gains on available-for-sale securities	—	(1)	2	(3)
Other Comprehensive (Loss) Income, net of tax	—	(1)	2	(2)
Comprehensive Income	$385	$458	$746	$811
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$77	$108
Receivables (net of allowance for doubtful accounts of $15 at 2023 and $13 at 2022)	289	318
Receivables of VIEs (net of allowance for doubtful accounts of $58 at 2023 and $68 at 2022)	1,312	1,289
Receivables from affiliated companies	23	22
Notes receivable from affiliated companies	25	—
Inventory	1,817	1,579
Regulatory assets (includes $95 at 2023 and 2022 related to VIEs)	1,927	1,833
Other (includes $61 at 2023 and $88 at 2022 related to VIEs)	146	342
Total current assets	5,616	5,491
Property, Plant and Equipment
Cost	66,881	64,822
Accumulated depreciation and amortization	(21,399)	(20,584)
Net property, plant and equipment	45,482	44,238
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,465 at 2023 and $1,507 at 2022 related to VIEs)	6,819	7,146
Nuclear decommissioning trust funds	4,233	3,855
Operating lease right-of-use assets, net	581	628
Other	1,105	1,066
Total other noncurrent assets	16,393	16,350
Total Assets	$67,491	$66,079
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,078	$1,481
Accounts payable to affiliated companies	438	712
Notes payable to affiliated companies	816	843
Taxes accrued	288	135
Interest accrued	235	206
Current maturities of long-term debt (includes $416 at 2023 and $340 at 2022 related to VIEs)	1,571	697
Asset retirement obligations	256	289
Regulatory liabilities	455	576
Other	813	782
Total current liabilities	5,950	5,721
Long-Term Debt (includes $1,956 at 2023 and $2,003 at 2022 related to VIEs)	21,718	21,592
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,250	5,147
Asset retirement obligations	5,890	5,892
Regulatory liabilities	5,023	4,753
Operating lease liabilities	503	546
Accrued pension and other post-retirement benefit costs	281	292
Investment tax credits	361	358
Other	215	222
Total other noncurrent liabilities	17,523	17,210
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2023 and 2022	—	—
Additional paid-in capital	11,830	11,832
Retained earnings	10,329	9,585
Accumulated other comprehensive loss	(9)	(11)
Total equity	22,150	21,406
Total Liabilities and Equity	$67,491	$66,079
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$744	$813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,265	1,209
Equity component of AFUDC	(33)	(33)
Impairment of assets and other charges	5	4
Deferred income taxes	27	95
Payments for asset retirement obligations	(131)	(137)
Provision for rate refunds	(24)	(30)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	314
Receivables	6	(246)
Receivables from affiliated companies	(1)	117
Inventory	(238)	(30)
Other current assets	332	(417)
Increase (decrease) in
Accounts payable	(293)	161
Accounts payable to affiliated companies	(274)	459
Taxes accrued	153	93
Other current liabilities	(62)	74
Other assets	85	(76)
Other liabilities	14	(2)
Net cash provided by operating activities	1,575	2,368
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,425)	(1,944)
Purchases of debt and equity securities	(574)	(996)
Proceeds from sales and maturities of debt and equity securities	608	1,032
Notes receivable from affiliated companies	(25)	(108)
Other	(163)	(21)
Net cash used in investing activities	(2,579)	(2,037)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,073	940
Payments for the redemption of long-term debt	(79)	(1,019)
Notes payable to affiliated companies	(27)	80
Dividends to parent	—	(250)
Other	(1)	(3)
Net cash provided by (used in) financing activities	966	(252)
Net (decrease) increase in cash, cash equivalents and restricted cash	(38)	79
Cash, cash equivalents and restricted cash at beginning of period	184	113
Cash, cash equivalents and restricted cash at end of period	$146	$192
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$544	$455
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2022 and 2023
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2022	$9,149	$10,543	$(1)	$(4)	$(7)	$19,680	$2	$19,682
Net income	—	458	—	—	—	458	1	459
Other comprehensive loss	—	—	—	(1)	—	(1)	—	(1)
Balance at June 30, 2022	$9,149	$11,001	$(1)	$(5)	$(7)	$20,137	$3	$20,140

Balance at March 31, 2023	$11,830	$9,944	$(1)	$(6)	$(2)	$21,765	$—	$21,765
Net income	—	385	—	—	—	385	—	385
Balance at June 30, 2023	$11,830	$10,329	$(1)	$(6)	$(2)	$22,150	$—	$22,150

	Six Months Ended June 30, 2022 and 2023
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
Net income	—	812	—	—	—	812	1	813
Other comprehensive income (loss)	—	—	1	(3)	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Equitization of certain notes payable to affiliates	—	2,431	—	—	—	2,431	—	2,431
Other	—	1	—	—	—	1	—	1
Balance at June 30, 2022	$9,149	$11,001	$(1)	$(5)	$(7)	$20,137	$3	$20,140

Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406	$—	$21,406
Net income	—	744	—	—	—	744	—	744
Other comprehensive income	—	—	—	2	—	2	—	2
Other	(2)	—	—	—	—	(2)	—	(2)
Balance at June 30, 2023	$11,830	$10,329	$(1)	$(6)	$(2)	$22,150	$—	$22,150
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$1,425	$1,581	$2,958	$3,213
Operating Expenses
Fuel used in electric generation and purchased power	489	593	1,034	1,167
Operation, maintenance and other	356	360	706	751
Depreciation and amortization	296	271	611	577
Property and other taxes	47	41	95	90
Impairment of assets and other charges	3	4	7	4
Total operating expenses	1,191	1,269	2,453	2,589
Gains on Sales of Other Assets and Other, net	1	—	1	1
Operating Income	235	312	506	625
Other Income and Expenses, net	32	32	61	54
Interest Expense	104	90	206	175
Income Before Income Taxes	163	254	361	504
Income Tax Expense	23	35	52	70
Net Income and Comprehensive Income	$140	$219	$309	$434

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$21	$49
Receivables (net of allowance for doubtful accounts of $6 at 2023 and $4 at 2022)	158	167
Receivables of VIEs (net of allowance for doubtful accounts of $37 at 2023 and $40 at 2022)	694	793
Receivables from affiliated companies	30	25
Notes receivable from affiliated companies	37	—
Inventory	1,164	1,006
Regulatory assets (includes $39 at 2023 and 2022 related to VIEs)	888	690
Other (includes $25 at 2023 and $42 at 2022 related to VIEs)	61	174
Total current assets	3,053	2,904
Property, Plant and Equipment
Cost	39,779	38,875
Accumulated depreciation and amortization	(14,598)	(14,201)
Net property, plant and equipment	25,181	24,674
Other Noncurrent Assets
Regulatory assets (includes $662 at 2023 and $681 at 2022 related to VIEs)	4,658	4,724
Nuclear decommissioning trust funds	3,828	3,430
Operating lease right-of-use assets, net	343	370
Other	651	650
Total other noncurrent assets	9,480	9,174
Total Assets	$37,714	$36,752
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$506	$601
Accounts payable to affiliated companies	250	508
Notes payable to affiliated companies	—	238
Taxes accrued	121	77
Interest accrued	120	101
Current maturities of long-term debt (includes $34 at 2023 and 2022 related to VIEs)	370	369
Asset retirement obligations	256	288
Regulatory liabilities	267	332
Other	440	384
Total current liabilities	2,330	2,898
Long-Term Debt (includes $1,096 at 2023 and $1,114 at 2022 related to VIEs)	11,521	10,568
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,571	2,477
Asset retirement obligations	5,555	5,535
Regulatory liabilities	4,284	4,120
Operating lease liabilities	313	335
Accrued pension and other post-retirement benefit costs	155	160
Investment tax credits	128	124
Other	89	76
Total other noncurrent liabilities	13,095	12,827
Commitments and Contingencies
Equity
Member's Equity	10,618	10,309
Total Liabilities and Equity	$37,714	$36,752

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$309	$434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	708	672
Equity component of AFUDC	(27)	(22)
Impairment of assets and other charges	7	4
Deferred income taxes	32	32
Payments for asset retirement obligations	(106)	(90)
Provision for rate refunds	(24)	(30)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	314
Receivables	108	(25)
Receivables from affiliated companies	(5)	63
Inventory	(158)	(27)
Other current assets	(146)	(83)
Increase (decrease) in
Accounts payable	(33)	(7)
Accounts payable to affiliated companies	(258)	32
Taxes accrued	44	(49)
Other current liabilities	(21)	(9)
Other assets	107	(75)
Other liabilities	37	9
Net cash provided by operating activities	574	1,143
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,193)	(926)
Purchases of debt and equity securities	(490)	(887)
Proceeds from sales and maturities of debt and equity securities	486	882
Notes receivable from affiliated companies	(37)	(154)
Other	(81)	22
Net cash used in investing activities	(1,315)	(1,063)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	991	939
Payments for the redemption of long-term debt	(39)	(530)
Notes payable to affiliated companies	(239)	(172)
Distributions to parent	—	(250)
Other	(1)	(1)
Net cash provided by (used in) financing activities	712	(14)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29)	66
Cash, cash equivalents and restricted cash at beginning of period	79	39
Cash, cash equivalents and restricted cash at end of period	$50	$105
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$198	$158

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2022 and 2023
(in millions)	Member's Equity
Balance at March 31, 2022	$9,517
Net income	219
Other	(1)
Balance at June 30, 2022	$9,735

Balance at March 31, 2023	$10,478
Net income	140
Balance at June 30, 2023	$10,618

Six Months Ended
June 30, 2022 and 2023
(in millions)	Member's Equity
Balance at December 31, 2021	$9,551
Net income	434
Distributions to parent	(250)
Balance at June 30, 2022	$9,735

Balance at December 31, 2022	$10,309
Net income	309
Balance at June 30, 2023	$10,618

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$1,782	$1,628	$3,292	$2,983
Operating Expenses
Fuel used in electric generation and purchased power	687	665	1,333	1,155
Operation, maintenance and other	324	241	537	490
Depreciation and amortization	245	237	435	468
Property and other taxes	126	109	246	212
Impairment of assets and other charges	(2)	—	(1)	—
Total operating expenses	1,380	1,252	2,550	2,325
Gains on Sales of Other Assets and Other, net	—	1	1	2
Operating Income	402	377	743	660
Other Income and Expenses, net	7	40	37	55
Interest Expense	87	90	202	174
Income Before Income Taxes	322	327	578	541
Income Tax Expense	64	66	115	109
Net Income	$258	$261	$463	$432
Other Comprehensive (Loss) Gain, net of tax
Unrealized (losses) gains on available-for-sale securities	—	(1)	2	(2)
Comprehensive Income	$258	$260	$465	$430

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$37	$45
Receivables (net of allowance for doubtful accounts of $9 at 2023 and $8 at 2022)	129	148
Receivables of VIEs (net of allowance for doubtful accounts of $21 at 2023 and $28 at 2022)	618	496
Receivables from affiliated companies	5	2
Inventory	653	573
Regulatory assets (includes $56 at 2023 and $55 at 2022 related to VIEs)	1,039	1,143
Other (includes $36 at 2023 and $46 at 2022 related to VIEs)	100	108
Total current assets	2,581	2,515
Property, Plant and Equipment
Cost	27,094	25,940
Accumulated depreciation and amortization	(6,794)	(6,377)
Net property, plant and equipment	20,300	19,563
Other Noncurrent Assets
Regulatory assets (includes $803 at 2023 and $826 at 2022 related to VIEs)	2,161	2,422
Nuclear decommissioning trust funds	405	424
Operating lease right-of-use assets, net	238	258
Other	409	372
Total other noncurrent assets	3,213	3,476
Total Assets	$26,094	$25,554
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$572	$880
Accounts payable to affiliated companies	112	177
Notes payable to affiliated companies	829	605
Taxes accrued	261	53
Interest accrued	89	80
Current maturities of long-term debt (includes $382 at 2023 and $306 at 2022 related to VIEs)	1,201	328
Asset retirement obligations	1	1
Regulatory liabilities	188	244
Other	335	363
Total current liabilities	3,588	2,731
Long-Term Debt (includes $859 at 2023 and $890 at 2022 related to VIEs)	8,554	9,381
Other Noncurrent Liabilities
Deferred income taxes	2,785	2,789
Asset retirement obligations	335	357
Regulatory liabilities	739	633
Operating lease liabilities	190	211
Accrued pension and other post-retirement benefit costs	105	111
Investment tax credits	233	234
Other	77	84
Total other noncurrent liabilities	4,464	4,419
Commitments and Contingencies
Equity
Member's equity	9,494	9,031
Accumulated other comprehensive loss	(6)	(8)
Total equity	9,488	9,023
Total Liabilities and Equity	$26,094	$25,554

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$463	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	556	535
Equity component of AFUDC	(6)	(10)
Impairment of assets and other charges	(1)	—
Deferred income taxes	(16)	66
Payments for asset retirement obligations	(25)	(47)
(Increase) decrease in
Receivables	(103)	(222)
Receivables from affiliated companies	(3)	11
Inventory	(80)	(4)
Other current assets	403	(307)
Increase (decrease) in
Accounts payable	(261)	168
Accounts payable to affiliated companies	(65)	(62)
Taxes accrued	208	134
Other current liabilities	(41)	87
Other assets	(23)	(3)
Other liabilities	(9)	(11)
Net cash provided by operating activities	997	767
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,232)	(1,018)
Purchases of debt and equity securities	(83)	(109)
Proceeds from sales and maturities of debt and equity securities	121	151
Other	(81)	(43)
Net cash used in investing activities	(1,275)	(1,019)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	82	—
Payments for the redemption of long-term debt	(40)	(39)
Notes payable to affiliated companies	224	306
Other	(1)	—
Net cash provided by financing activities	265	267
Net decrease in cash, cash equivalents and restricted cash	(13)	15
Cash, cash equivalents and restricted cash at beginning of period	86	62
Cash, cash equivalents and restricted cash at end of period	$73	$77
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$346	$297
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2022 and 2023
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at March 31, 2022	$8,469	$(4)	$8,465
Net income	261	—	261
Other comprehensive loss	—	(1)	(1)
Balance at June 30, 2022	$8,730	$(5)	$8,725

Balance at March 31, 2023	$9,237	$(6)	$9,231
Net income	258	—	258
Other	(1)	—	(1)
Balance at June 30, 2023	$9,494	$(6)	$9,488

	Six Months Ended June 30, 2022 and 2023
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2021	$8,298	$(3)	$8,295
Net income	432	—	432
Other comprehensive loss	—	(2)	(2)
Balance at June 30, 2022	$8,730	$(5)	$8,725

Balance at December 31, 2022	$9,031	$(8)	$9,023
Net income	463	—	463
Other comprehensive income	—	2	2
Balance at June 30, 2023	$9,494	$(6)	$9,488
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating Revenues
Regulated electric	$465	$401	$939	$813
Regulated natural gas	124	144	359	370
Total operating revenues	589	545	1,298	1,183
Operating Expenses
Fuel used in electric generation and purchased power	164	127	340	254
Cost of natural gas	20	46	112	153
Operation, maintenance and other	121	109	244	287
Depreciation and amortization	86	83	176	163
Property and other taxes	84	92	164	193
Total operating expenses	475	457	1,036	1,050
Gains on Sales of Other Assets and Other, net	—	1	—	1
Operating Income	114	89	262	134
Other Income and Expenses, net	13	6	21	12
Interest Expense	43	30	79	60
Income Before Income Taxes	84	65	204	86
Income Tax Expense (Benefit)	13	9	33	(47)
Net Income and Comprehensive Income	$71	$56	$171	$133

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$8	$16
Receivables (net of allowance for doubtful accounts of $8 at 2023 and $6 at 2022)	89	73
Receivables from affiliated companies	180	247
Notes receivable from affiliated companies	160	—
Inventory	178	144
Regulatory assets	47	103
Other	44	86
Total current assets	706	669
Property, Plant and Equipment
Cost	12,762	12,497
Accumulated depreciation and amortization	(3,339)	(3,250)
Net property, plant and equipment	9,423	9,247
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	651	581
Operating lease right-of-use assets, net	17	18
Other	74	71
Total other noncurrent assets	1,662	1,590
Total Assets	$11,791	$11,506
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$347	$380
Accounts payable to affiliated companies	60	72
Notes payable to affiliated companies	109	497
Taxes accrued	181	317
Interest accrued	40	29
Current maturities of long-term debt	475	475
Asset retirement obligations	12	17
Regulatory liabilities	51	99
Other	66	74
Total current liabilities	1,341	1,960
Long-Term Debt	3,491	2,745
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,165	1,136
Asset retirement obligations	140	137
Regulatory liabilities	487	534
Operating lease liabilities	17	17
Accrued pension and other post-retirement benefit costs	93	90
Other	95	96
Total other noncurrent liabilities	1,997	2,010
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2023 and 2022	762	762
Additional paid-in capital	3,100	3,100
Retained earnings	1,075	904
Total equity	4,937	4,766
Total Liabilities and Equity	$11,791	$11,506

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	165
Equity component of AFUDC	(3)	(6)
Deferred income taxes	12	(41)
Payments for asset retirement obligations	(5)	(1)
Provision for rate refunds	—	5
(Increase) decrease in
Receivables	(14)	13
Receivables from affiliated companies	—	(3)
Inventory	(33)	3
Other current assets	105	13
Increase (decrease) in
Accounts payable	(30)	57
Accounts payable to affiliated companies	(12)	—
Taxes accrued	(135)	(95)
Other current liabilities	(48)	(47)
Other assets	(19)	(46)
Other liabilities	(44)	72
Net cash provided by operating activities	123	222
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(435)	(406)
Net proceeds from the sales of other assets	75	—
Notes receivable from affiliated companies	(93)	(37)
Other	(34)	(25)
Net cash used in investing activities	(487)	(468)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	749	50
Notes payable to affiliated companies	(388)	199
Other	(5)	(1)
Net cash provided by financing activities	356	248
Net (decrease) increase in cash and cash equivalents	(8)	2
Cash and cash equivalents at beginning of period	16	13
Cash and cash equivalents at end of period	$8	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$120	$102

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2022 and 2023
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at March 31, 2022	$762	$3,100	$680	$4,542
Net income	—	—	56	56
Other	—	—	(1)	(1)
Balance at June 30, 2022	$762	$3,100	$735	$4,597

Balance at March 31, 2023	$762	$3,100	$1,004	$4,866
Net income	—	—	71	71
Balance at June 30, 2023	$762	$3,100	$1,075	$4,937

	Six Months Ended June 30, 2022 and 2023
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2021	$762	$3,100	$602	$4,464
Net income	—	—	133	133
Balance at June 30, 2022	$762	$3,100	$735	$4,597

Balance at December 31, 2022	$762	$3,100	$904	$4,766
Net income	—	—	171	171
Balance at June 30, 2023	$762	$3,100	$1,075	$4,937
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$780	$918	$1,755	$1,740
Operating Expenses
Fuel used in electric generation and purchased power	248	359	697	678
Operation, maintenance and other	180	182	364	374
Depreciation and amortization	169	155	327	311
Property and other taxes	7	22	25	47
Impairment of assets and other charges	—	—	—	211
Total operating expenses	604	718	1,413	1,621
Operating Income	176	200	342	119
Other Income and Expenses, net	14	8	28	18
Interest Expense	52	45	104	90
Income Before Income Taxes	138	163	266	47
Income Tax Expense (Benefit)	24	14	46	(23)
Net Income and Comprehensive Income	$114	$149	$220	$70

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$11	$31
Receivables (net of allowance for doubtful accounts of $4 at 2023 and 2022)	178	112
Receivables from affiliated companies	164	298
Inventory	593	489
Regulatory assets	97	249
Other	90	197
Total current assets	1,133	1,376
Property, Plant and Equipment
Cost	18,514	18,121
Accumulated depreciation and amortization	(6,253)	(6,021)
Net property, plant and equipment	12,261	12,100
Other Noncurrent Assets
Regulatory assets	896	875
Operating lease right-of-use assets, net	47	49
Other	278	254
Total other noncurrent assets	1,221	1,178
Total Assets	$14,615	$14,654
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$291	$391
Accounts payable to affiliated companies	97	206
Notes payable to affiliated companies	209	435
Taxes accrued	80	92
Interest accrued	56	48
Current maturities of long-term debt	3	303
Asset retirement obligations	187	207
Regulatory liabilities	222	187
Other	179	161
Total current liabilities	1,324	2,030
Long-Term Debt	4,350	3,854
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,323	1,299
Asset retirement obligations	737	744
Regulatory liabilities	1,523	1,454
Operating lease liabilities	45	47
Accrued pension and other post-retirement benefit costs	124	122
Investment tax credits	186	186
Other	26	65
Total other noncurrent liabilities	3,964	3,917
Commitments and Contingencies
Equity
Member's equity	4,826	4,702
Accumulated other comprehensive income	1	1
Total equity	4,827	4,703
Total Liabilities and Equity	$14,615	$14,654

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$220	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	328	312
Equity component of AFUDC	(3)	(10)
Impairment of assets and other charges	—	212
Deferred income taxes	—	(80)
Payments for asset retirement obligations	(38)	(31)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(53)
Receivables	(81)	21
Receivables from affiliated companies	—	2
Inventory	(104)	(23)
Other current assets	185	(166)
Increase (decrease) in
Accounts payable	(94)	59
Accounts payable to affiliated companies	(17)	7
Taxes accrued	(12)	19
Other current liabilities	124	52
Other assets	(26)	(20)
Other liabilities	78	50
Net cash provided by operating activities	560	421
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(450)	(433)
Purchases of debt and equity securities	(44)	(26)
Proceeds from sales and maturities of debt and equity securities	38	21
Notes receivable from affiliated companies	134	9
Other	(39)	(23)
Net cash used in investing activities	(361)	(452)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	67
Payments for the redemption of long-term debt	(300)	(53)
Notes payable to affiliated companies	(225)	275
Distributions to parent	(188)	(237)
Other	(1)	(1)
Net cash (used in) provided by financing activities	(219)	51
Net (decrease) increase in cash and cash equivalents	(20)	20
Cash and cash equivalents at beginning of period	31	6
Cash and cash equivalents at end of period	$11	$26
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$116	$94
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive Income
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at March 31, 2022	$4,824	$—	$4,824
Net income	149	—	149
Distributions to parent	(112)	—	(112)
Balance at June 30, 2022	$4,861	$—	$4,861

Balance at March 31, 2023	$4,733	$1	$4,734
Net income	114	—	114
Distributions to parent	(21)	—	(21)
Balance at June 30, 2023	$4,826	$1	$4,827

		Accumulated Other
		Comprehensive Income
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at December 31, 2021	$5,015	$—	$5,015
Net loss	70	—	70
Distributions to parent	(225)	—	(225)
Other	1	—	1
Balance at June 30, 2022	$4,861	$—	$4,861

Balance at December 31, 2022	$4,702	$1	$4,703
Net income	220	—	220
Distributions to parent	(96)	—	(96)
Balance at June 30, 2023	$4,826	$1	$4,827

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$236	$310	$911	$1,115
Operating Expenses
Cost of natural gas	59	143	265	517
Operation, maintenance and other	82	88	171	183
Depreciation and amortization	59	56	116	110
Property and other taxes	14	15	30	31
Impairment of assets and other charges	(5)	—	(4)	—
Total operating expenses	209	302	578	841
Gains on Sales of Other Assets and Other, net	—	4	—	4
Operating Income	27	12	333	278
Other Income and Expenses, net	16	15	32	28
Interest Expense	39	34	79	66
Income (Loss) Before Income Taxes	4	(7)	286	240
Income Tax Expense (Benefit)	1	(6)	51	27
Net Income (Loss) and Comprehensive Income (Loss)	$3	$(1)	$235	$213

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $13 at 2023 and $14 at 2022)	$117	$436
Receivables from affiliated companies	13	11
Inventory	73	172
Regulatory assets	121	119
Other	57	4
Total current assets	381	742
Property, Plant and Equipment
Cost	11,343	10,869
Accumulated depreciation and amortization	(2,189)	(2,081)
Facilities to be retired, net	4	9
Net property, plant and equipment	9,158	8,797
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	401	392
Operating lease right-of-use assets, net	3	4
Investments in equity method unconsolidated affiliates	78	79
Other	280	272
Total other noncurrent assets	811	796
Total Assets	$10,350	$10,335
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$180	$345
Accounts payable to affiliated companies	44	51
Notes payable to affiliated companies	104	514
Taxes accrued	30	74
Interest accrued	41	40
Current maturities of long-term debt	45	45
Regulatory liabilities	111	74
Other	66	81
Total current liabilities	621	1,224
Long-Term Debt	3,667	3,318
Other Noncurrent Liabilities
Deferred income taxes	924	870
Asset retirement obligations	27	26
Regulatory liabilities	1,006	1,024
Operating lease liabilities	11	13
Accrued pension and other post-retirement benefit costs	6	7
Other	180	180
Total other noncurrent liabilities	2,154	2,120
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2023 and 2022	1,635	1,635
Retained earnings	2,272	2,037
Total Piedmont Natural Gas Company, Inc. stockholder's equity	3,907	3,672
Noncontrolling interests	1	1
Total equity	3,908	3,673
Total Liabilities and Equity	$10,350	$10,335

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$235	$213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117	111
Equity component of AFUDC	(10)	(4)
Impairment of assets and other charges	(4)	—
Deferred income taxes	33	(4)
Equity in earnings from unconsolidated affiliates	(4)	(4)
Provision for rate refunds	—	(3)
(Increase) decrease in
Receivables	317	168
Receivables from affiliated companies	(2)	—
Inventory	98	40
Other current assets	(57)	(63)
Increase (decrease) in
Accounts payable	(84)	31
Accounts payable to affiliated companies	(7)	4
Taxes accrued	(44)	(32)
Other current liabilities	27	44
Other assets	(7)	(6)
Other liabilities	4	(1)
Net cash provided by operating activities	612	494
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(535)	(385)
Contributions to equity method investments	—	(8)
Other	(15)	(9)
Net cash used in investing activities	(550)	(402)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	348	394
Notes payable to affiliated companies	(410)	(485)
Other	—	(1)
Net cash used in financing activities	(62)	(92)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$126	$124
Transfer of ownership interest of certain equity method investees to parent	—	—

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2022 and 2023
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at March 31, 2022	$1,635	$1,928	$3,563	$—	$3,563
Net loss	—	(1)	(1)	—	(1)
Balance at June 30, 2022	$1,635	$1,927	$3,562	$—	$3,562

Balance at March 31, 2023	$1,635	$2,269	$3,904	$1	$3,905
Net income	—	3	3	—	3
Balance at June 30, 2023	$1,635	$2,272	$3,907	$1	$3,908

	Six Months Ended June 30, 2022 and 2023
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2021	$1,635	$1,714	$3,349	$—	$3,349
Net income	—	213	213	—	213
Balance at June 30, 2022	$1,635	$1,927	$3,562	$—	$3,562

Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
Net income	—	235	235	—	235
Balance at June 30, 2023	$1,635	$2,272	$3,907	$1	$3,908

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the six months ended June 30, 2023, and 2022, the Loss From Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations includes amounts related to noncontrolling interests. A portion of Noncontrolling interests on Duke Energy's Condensed Consolidated Balance Sheets relates to discontinued operations for the periods presented. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
NONCONTROLLING INTEREST
Duke Energy maintains a controlling financial interest in certain less than wholly owned subsidiaries. As a result, Duke Energy consolidates these subsidiaries and presents the third-party investors' portion of Duke Energy's net income (loss), net assets and comprehensive income (loss) as noncontrolling interest. Noncontrolling interest is included as a component of equity on the Condensed Consolidated Balance Sheets. Operating agreements of Duke Energy's subsidiaries with noncontrolling interest allocate profit and loss based on their pro rata shares of the ownership interest in the respective subsidiary. Therefore, Duke Energy allocates net income or loss and other comprehensive income or loss of these subsidiaries to the owners based on their pro rata shares.

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

	June 30, 2023					December 31, 2022
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy(a)	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$377	$20	$77	$21	$37	$409	$44	$108	$49	$45
Other	73	8	65	25	36	82	8	74	28	41
Other Noncurrent Assets
Other	11	1	4	4	—	11	1	2	2	—
Total cash, cash equivalents and restricted cash	$461	$29	$146	$50	$73	$502	$53	$184	$79	$86
(a)    Certain prior year balances have been adjusted for held for sale presentation. See Note 2 for additional information.
INVENTORY
Provisions for inventory write-offs were not material at June 30, 2023, and December 31, 2022. The components of inventory are presented in the tables below.

	June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,924	$1,012	$1,359	$905	$454	$131	$372	$14
Coal	850	345	251	149	102	35	219	—
Natural gas, oil and other fuel	326	46	207	110	97	12	2	59
Total inventory	$4,100	$1,403	$1,817	$1,164	$653	$178	$593	$73

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,604	$876	$1,232	$819	$413	$105	$342	$12
Coal	620	253	190	99	91	34	144	—
Natural gas, oil and other fuel	360	35	157	88	69	5	3	160
Total inventory	$3,584	$1,164	$1,579	$1,006	$573	$144	$489	$172
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

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
The following table represents the changes in confirmed obligations outstanding for the three and six months ended June 30, 2023, and 2022.

	Three months ended June 30, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at the March 31, 2022	$19	$1	$9	$1	$8	$4	$1	$5
Invoices confirmed during the period	64	12	20	8	12	9	(1)	23
Confirmed invoices paid during the period	(37)	(4)	(18)	(6)	(12)	(4)	—	(11)
Confirmed obligations outstanding at June 30, 2022	$46	$9	$11	$3	$8	$9	$—	$17

Confirmed obligations outstanding at the March 31, 2023	$52	$7	$15	$6	$9	$—	$—	$29
Invoices confirmed during the period	55	10	20	12	8	2	—	24
Confirmed invoices paid during the period	(67)	(12)	(21)	(6)	(15)	—	—	(34)
Confirmed obligations outstanding at June 30, 2023	$40	$5	$14	$12	$2	$2	$—	$19

	Six months ended June 30, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at the December 31, 2021	$19	$—	$9	$—	$9	$6	$—	$4
Invoices confirmed during the period	95	14	31	10	21	15	1	34
Confirmed invoices paid during the period	(68)	(5)	(29)	(7)	(22)	(12)	(1)	(21)
Confirmed obligations outstanding at June 30, 2022	$46	$9	$11	$3	$8	$9	$—	$17

Confirmed obligations outstanding at the December 31, 2022	$87	$6	$19	$8	$11	$5	$—	$57
Invoices confirmed during the period	114	20	42	23	19	3	—	49
Confirmed invoices paid during the period	(161)	(21)	(47)	(19)	(28)	(6)	—	(87)
Confirmed obligations outstanding at June 30, 2023	$40	$5	$14	$12	$2	$2	$—	$19
NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2023.
2. DISPOSITIONS
Sale of Commercial Renewables Segment
In August 2022, Duke Energy announced a strategic review of its commercial renewables business. Since 2007, Duke Energy has built a portfolio of commercial wind, solar and battery projects across the U.S., and established a development pipeline. Duke Energy has developed a strategy to focus on renewables, grid and other investment opportunities within its regulated operations. In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to the EU&I segment. In June 2023, Duke Energy announced that it had entered into a purchase and sale agreement with affiliates of Brookfield for the sale of the utility-scale solar and wind group for expected proceeds of $1.1 billion, subject to closing adjustments, with approximately half of the proceeds due at closing and the remainder due 18 months after closing. In July 2023, Duke Energy announced that it had entered into a purchase and sale agreement with affiliates of ArcLight for the distributed generation group for expected proceeds of $259 million, subject to closing adjustments, with proceeds due at closing. Both transactions are expected to close by the end of 2023. In March 2023, assets for certain projects were removed from the utility-scale solar and wind group and placed in a separate disposal group. The disposal processes for the remaining assets is ongoing and Duke Energy still expects to dispose of these assets in the second half of 2023.
Assets Held For Sale and Discontinued Operations
The utility-scale solar and wind group, the distributed generation group and the remaining assets (collectively, Commercial Renewables Disposal Groups) were classified as held for sale and as discontinued operations in the fourth quarter of 2022. Originally debt and the related restricted cash and interest rate swaps were not expected to transfer to a buyer but during the marketing process it was determined they would be included with the sale and were classified as held for sale in March 2023. As a result, adjustments were made to the December 31, 2022, Consolidated Balance Sheet to present debt and the related restricted cash and interest rate swaps as held for sale. No adjustments were made to the historical activity within the Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Changes in Equity. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented.
No interest from corporate level debt was allocated to discontinued operations.

FINANCIAL STATEMENTS	DISPOSITIONS
The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in Duke Energy's Consolidated Balance Sheets.

(in millions)	June 30, 2023	December 31, 2022
Current Assets Held for Sale
Cash and cash equivalents	$28	$10
Receivables, net	124	107
Inventory	87	88
Other	151	151
Total current assets held for sale	390	356
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	5,343	6,444
Accumulated depreciation and amortization	(1,651)	(1,651)
Net property, plant and equipment	3,692	4,793
Operating lease right-of-use assets, net	144	140
Investments in equity method unconsolidated affiliates	509	522
Other	216	179
Total other noncurrent assets held for sale	869	841
Total Assets Held for Sale	$4,951	$5,990
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$80	$122
Taxes accrued	16	17
Current maturities of long-term debt	277	276
Other	202	120
Total current liabilities associated with assets held for sale	575	535
Noncurrent Liabilities Associated with Assets Held for Sale
Long-Term debt	1,108	1,188
Operating lease liabilities	153	150
Asset retirement obligations	197	190
Other	262	399
Total other noncurrent liabilities associated with assets held for sale	1,720	1,927
Total Liabilities Associated with Assets Held for Sale	$2,295	$2,462
As of June 30, 2023, and December 31, 2022, the noncontrolling interest balance is $1.8 billion and $1.6 billion, respectively.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating revenues	$110	$122	$190	$243
Operation, maintenance and other	88	82	177	163
Depreciation and amortization(a)	—	64	—	128
Property and other taxes	9	11	19	21
Other income and expenses, net	(3)	(3)	(7)	(3)
Interest expense	12	18	43	37
Loss on disposal	1,214	—	1,434	—
Loss before income taxes	(1,216)	(56)	(1,490)	(109)
Income tax benefit	(261)	(38)	(326)	(76)
Loss from discontinued operations	$(955)	$(18)	$(1,164)	$(33)
Add: Net loss attributable to noncontrolling interest included in discontinued operations	7	45	71	72
Net (loss) income from discontinued operations attributable to Duke Energy Corporation	$(948)	$27	$(1,093)	$39
(a)    Upon meeting the criteria for assets held for sale, beginning in November 2022 depreciation and amortization expense were ceased.

FINANCIAL STATEMENTS	DISPOSITIONS
The Commercial Renewables Disposal Groups' held for sale assets reflected pretax impairments of approximately $1.7 billion as of December 31, 2022, and an incremental pretax impairment of $220 million as of March 31, 2023. The final purchase and sale agreements were signed with Brookfield in June 2023 for the utility-scale solar and wind group and with ArcLight in July 2023 for the distributed generation group, and accordingly, in the second quarter of 2023, pretax impairments of approximately $1.2 billion were recorded to write-down the carrying amount of property, plant and equipment assets to the estimated fair value of the business, based on the expected selling price less estimated costs to sell. The impairments were included in Loss from Discontinued Operations, net of tax, in Duke Energy's Condensed Consolidated Statements of Operations and Comprehensive Income for the periods presented. The fair value was primarily determined from purchase and sale agreements for the utility scale and distributed generation groups and discounted cash flow analysis for the remainder of the assets. The discounted cash flow model utilized Level 2 and Level 3 inputs. The fair value hierarchy levels are further discussed in Note 11. For utility scale and distributed generation groups, the impairment will be updated, if necessary, based on customary adjustments at closing, including variances in working capital compared to target amounts, and post-closing adjustments for variances in capital expenditures and third-party tax equity financing for development projects compared to target amounts. The impairment for the remaining assets will be updated, if necessary, based on market changes or the final sales prices.
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Six Months Ended
	June 30,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$274	$212
Investing activities	(417)	(223)
Other Sale-Related Matters
Duke Energy (Parent) and several Duke Energy renewables project companies, located in the ERCOT market, were named in several lawsuits arising out of Texas Storm Uri, which occurred in February 2021. The legal actions related to renewables project companies in this matter will transfer to affiliates of Brookfield, and the plaintiffs have represented to the court that they will dismiss Duke Energy (Parent) from all cases. See Note 5 for more information.
As part of the purchase and sale agreement for the distributed generation group, Duke Energy has agreed to retain certain guarantees, with expiration dates between 2029 through 2034, related to tax equity partners' assets and operations that will be disposed of via sale. Duke Energy has obtained certain guarantees from the buyers in regards to future performance obligations to assist in limiting Duke Energy's exposure under the retained guarantees. The fair value of the guarantees is immaterial as Duke Energy does not believe conditions are likely for performance under these guarantees.
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,232	$337	$6,569	$9	$—	$6,578
Intersegment revenues	18	22	40	25	(65)	—
Total revenues	$6,250	$359	$6,609	$34	$(65)	$6,578
Segment income (loss)	$850	$25	$875	$(161)	$—	$714
Less: Noncontrolling interests						(16)
Add: Preferred stock dividend						14
Discontinued operations						(948)
Net Loss						$(204)
Segment assets(a)	$154,983	$16,385	$171,368	$8,708	$—	$180,076

	Three Months Ended June 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,126	$430	$6,556	$8	$—	$6,564
Intersegment revenues	9	23	32	23	(55)	—
Total revenues	$6,135	$453	$6,588	$31	$(55)	$6,564
Segment income (loss)	$974	$19	$993	$(126)	$(1)	$866
Less: Noncontrolling interests						27
Add: Preferred stock dividend						14
Discontinued operations						27
Net Income						$880
(a)Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. Refer to Note 2 for further information.

	Six Months Ended June 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$12,613	$1,225	$13,838	$16	$—	$13,854
Intersegment revenues	35	45	80	49	(129)	—
Total revenues	$12,648	$1,270	$13,918	$65	$(129)	$13,854
Segment income (loss)	$1,641	$312	$1,953	$(329)	$—	$1,624
Less: Noncontrolling interests						27
Add: Preferred stock dividend						53
Discontinued operations						(1,093)
Net Income						$557

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$12,121	$1,439	$13,560	$15	$—	$13,575
Intersegment revenues	16	46	62	46	(108)	—
Total revenues	$12,137	$1,485	$13,622	$61	$(108)	$13,575
Segment income (loss)(a)	$1,697	$273	$1,970	$(297)	$(1)	$1,672
Less: Noncontrolling interests						64
Add: Preferred stock dividend						53
Discontinued operations						39
Net Income						$1,700
(a)EU&I includes $211 million recorded within Impairment of assets and other charges, $46 million within Operating revenues and $20 million within Noncontrolling Interests on the Condensed Consolidated Statements of Operations related to a Duke Energy Indiana Supreme Court ruling. See Note 4 for additional information.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended June 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$465	$124	$589	$—	$—	$589
Segment income (loss)/Net income	$54	$18	$72	$(1)	$—	$71
Segment assets	$7,683	$4,111	$11,794	$10	$(13)	$11,791

	Three Months Ended June 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$401	$144	$545	$—	$545
Segment income/Net income	$37	$19	$56	$—	$56

	Six Months Ended June 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$939	$359	$1,298	$—	$1,298
Segment income (loss)/Net income	$103	$70	$173	$(2)	$171

	Six Months Ended June 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$813	$370	$1,183	$—	$1,183
Segment income (loss)/Net income	$78	$57	$135	$(2)	$133
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
Duke Energy Carolinas
2023 North Carolina Rate Case
On January 19, 2023, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR Application includes an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application includes an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms (PIMS) as required by HB 951. The application as originally filed requested an overall retail revenue increase of $501 million in Year 1, $172 million in Year 2 and $150 million in Year 3, for a combined total of $823 million, or 15.7%, by early 2026. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carolinas Carbon Plan (Carbon Plan). Public Staff and intervenor testimony was filed on July 19, 2023, and Duke Energy Carolinas' rebuttal testimony was filed on August 4, 2023. Duke Energy Carolinas plans to implement interim rates, subject to refund, on September 1, 2023, and has requested permanent rates be effective by January 1, 2024. The evidentiary hearing has been scheduled to begin on August 28, 2023. Duke Energy Carolinas expects a decision on its application in this case in the fourth quarter of this year. Duke Energy Carolinas cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Progress
2022 North Carolina Rate Case
On October 6, 2022, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The rate request before the NCUC includes an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application includes an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs as required by HB 951. The overall retail revenue increase as originally filed would be $326 million in Year 1, $151 million in Year 2 and $138 million in Year 3, for a combined total of $615 million, or 16%, by late 2025. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carbon Plan. Duke Energy Progress implemented interim rates, subject to refund, on June 1, 2023, and has requested permanent rates be effective by October 1, 2023.
Testimony was filed by various parties on March 27, 2023, and Duke Energy Progress rebuttal testimony was filed on April 14, 2023. On April 26, 2023, Duke Energy Progress filed a partial settlement with Public Staff, which includes agreement on many aspects of Duke Energy Progress' three-year MYRP proposal. In May 2023, the Carolina Industrial Group for Fair Utility Rates II (CIGFUR) joined this partial settlement and Public Staff and CIGFUR filed a separate settlement reaching agreement on PIMs, Tracking Metrics and the residential decoupling mechanism under the PBR application. The key unsettled issues to be determined by the NCUC include the return on equity, capital structure, recovery of the COVID-19 cost deferral and treatment of certain regulatory asset and liability amortizations. The evidentiary hearings began on May 4, 2023, and continued through May 16, 2023. Post-hearing briefs and proposed orders were filed on June 9, 2023. However, the hearing was held open in order to allow Public Staff to complete its audit of the March 2023 capital update. On June 27, 2023, Duke Energy Progress and Public Staff filed a supplemental settlement to resolve disputed issues regarding the March capital update. The hearing was reopened on July 24, 2023, to allow the supplemental settlement into the record and to give parties an opportunity to be heard concerning the settlement and related issues. Supplemental briefing solely on these narrow issues was filed on July 31, 2023. Duke Energy Progress' proposed revenue requirement in the case, as adjusted for supplemental updates and the partial settlement, is $320 million in Year 1, $127 million in Year 2 and $140 million in Year 3, for a combined total of $587 million, or 15%, by late 2025. Duke Energy Progress expects a decision on its application in this case in the third quarter of this year. Duke Energy Progress cannot predict the outcome of this matter.
2023 South Carolina Storm Securitization
On May 31, 2023, Duke Energy Progress filed a petition with the PSCSC requesting authorization for the financing of Duke Energy Progress' storm recovery costs in the amount of approximately $171 million, through securitization, due to storm recovery activities required as a result of the following storms: Pax, Ulysses, Matthew, Florence, Michael, Dorian, Izzy and Jasper. On June 9, 2023, the PSCSC issued a procedural schedule that sets the hearing date for the petition for September 6, 2023. Testimony was filed by various parties in July 2023. Duke Energy Progress cannot predict the outcome of this matter.
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
•Acceptance of the 2021 Depreciation Study as proposed in this case, as adjusted for certain recommendations from ORS and includes accelerated retirement dates for certain coal units as originally proposed.
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC on August 12, 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement Agreement also provided that Duke Energy Florida will be able to retain $173 million of the expected Department of Energy (DOE) award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. Duke Energy Florida is permitted to recognize the $173 million into earnings through the approved settlement period. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause. As of June 30, 2023, Duke Energy Florida has recognized $62 million into earnings. The remaining $111 million is expected to be recognized over the remainder of 2023 and 2024, while also remaining within the approved return on equity band.
The 2021 Settlement also contained a provision to recover or flow back the effects of tax law changes. As a result of the IRA enacted on August 16, 2022, Duke Energy Florida is eligible for Production Tax Credits (PTCs) associated with solar facilities placed in service beginning in January 2022. Duke Energy Florida filed a petition with the FPSC on October 17, 2022, to reduce base rates effective January 1, 2023, by $56 million to flow back the expected 2023 PTCs and to flow back the expected 2022 PTCs via an adjustment to the capacity cost recovery clause. On December 14, 2022, the FPSC issued an order approving Duke Energy Florida's petition.
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
Storm Protection Plan
On April 11, 2022, Duke Energy Florida filed a Storm Protection Plan for approval with the FPSC. The plan, which covers investments for the 2023-2032 time frame, reflects approximately $7 billion of capital investment in transmission and distribution meant to strengthen its infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. The evidentiary hearing began on August 2, 2022. On October 4, 2022, the FPSC voted to approve Duke Energy Florida’s plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025. On December 9, 2022, the OPC filed a notice of appeal of this order to the Florida Supreme Court. The OPC's initial brief was filed on April 18, 2023. Duke Energy Florida filed its brief on July 17, 2023. Duke Energy Florida cannot predict the outcome of this matter.
Hurricane Ian
On September 28, 2022, much of Duke Energy Florida’s service territory was impacted by Hurricane Ian, which caused significant damage resulting in more than 1.1 million outages. Duke Energy Florida's June 30, 2023 Condensed Consolidated Balance Sheets includes an estimate of approximately $357 million in regulatory assets related to deferred Hurricane Ian storm costs consistent with the FPSC's storm rule. After depleting any existing storm reserves, which were approximately $107 million before Hurricane Ian, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida filed its petition for cost recovery of various storms, including Hurricane Ian, and replenishment of the storm reserve on January 23, 2023, seeking recovery of $442 million, for recovery over 12 months beginning with the first billing cycle in April 2023. On March 7, 2023, the FPSC approved this request for interim recovery, subject to refund, and ordered Duke Energy Florida to file documentation of the total actual storm costs, once known. Duke Energy Florida cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million and an ROE of 10.3%. On September 19, 2022, Duke Energy Ohio filed a Stipulation and Recommendation with the PUCO, which includes an increase in overall electric distribution base rates of approximately $23 million and an ROE of 9.5%. The stipulation is among all but one party to the proceeding. The PUCO issued an order on December 14, 2022, approving the Stipulation without material modification. Rates went into effect on January 3, 2023. The OCC filed an application for rehearing on January 13, 2023, arguing the Stipulation was unreasonable, discriminatory, and denied OCC due process. On February 8, 2023, the PUCO granted the OCC's application for rehearing for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.
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
•On March 17, 2023, the Staff of the PUCO submitted its Staff Review and Recommendation. This Staff Report, like prior such reports, recommends certain disallowances related to incentives.
•On March 27, 2023, the PUCO established a procedural schedule. Intervention/comments were filed on April 26, 2023, and Duke Energy Ohio filed reply comments on May 11, 2023.
Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Ohio Natural Gas Base Rate Case
Duke Energy Ohio filed with the PUCO a natural gas base rate case application on June 30, 2022, with supporting testimony filed on July 14, 2022, requesting an increase in natural gas base rates of approximately $49 million and an ROE of 10.3%. This is an approximate 5.6% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio is also seeking to adjust the caps on its CEP rider. The report of the Staff of the PUCO was issued on December 21, 2022, recommending an increase in natural gas base rates of $24 million to $36 million, with an equity ratio of 52.32% and an ROE range of 9.03% to 10.04%. On April 28, 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the OCC. In the stipulation, the parties agreed to approximately $32 million in revenue increases with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP Rider caps. The stipulation was opposed by the OCC at an evidentiary hearing that concluded on May 24, 2023. Initial briefs were filed June 16, 2023, and reply briefs were filed on July 14, 2023. The record in this case is now complete and an order is anticipated in the third quarter of this year. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Electric Base Rate Case
On December 1, 2022, Duke Energy Kentucky filed a rate case with the KPSC requesting an annualized increase in electric base rates of approximately $75 million and an ROE of 10.35%. This is an overall increase in rates of approximately 17.8%. The request for rate increase is driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale generation stations. Duke Energy Kentucky is also requesting approval for new programs for the benefit of customers and tariff updates, including a voluntary community-based renewable subscription program and two electric vehicle charging programs. Intervenor testimony was filed March 10, 2023, and rebuttal testimony was filed April 14, 2023. The Kentucky Attorney General recommended an increase of $31 million and an ROE of 9.55%. An evidentiary hearing concluded on May 11, 2023, with simultaneous briefs filed June 9, 2023, and replies filed on June 19, 2023. The record in this case is now complete and an order is expected in the third quarter of this year. Duke Energy Kentucky cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Indiana
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6%, or $396 million, average retail rate increase, including the impacts of the utility receipts tax. On June 29, 2020, the IURC issued an order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order approved Duke Energy Indiana’s requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The IURC reduced Duke Energy Indiana’s request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Approximately 50% of the reduction was due to a prospective change in depreciation and use of regulatory asset for the end-of-life inventory at retired generating plants, approximately 20% was due to the approved ROE of 9.7% versus the requested ROE of 10.4% and approximately 20% was related to miscellaneous earnings neutral adjustments. Step one rates were estimated to be approximately 75% of the total and became effective on July 30, 2020. Step two rates estimated to be the remaining 25% of the total rate increase were approved on July 28, 2021, and implemented in August 2021.
Several groups appealed the IURC order to the Indiana Court of Appeals. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. However, upon appeal by the Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group on March 10, 2022, the Indiana Supreme Court found that the IURC erred in allowing Duke Energy Indiana to recover coal ash costs incurred before the IURC’s rate case order in June 2020. The Indiana Supreme Court found that allowing Duke Energy Indiana to recover coal ash costs incurred between rate cases that exceeded the amount built into base rates violated the prohibition against retroactive ratemaking. The IURC’s order has been remanded to the IURC for additional proceedings consistent with the Indiana Supreme Court’s opinion. As a result of the court's opinion, Duke Energy Indiana recognized pretax charges of approximately $211 million to Impairment of assets and other charges and $46 million to Operating revenues in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022. Duke Energy Indiana filed a request for rehearing with the Supreme Court on April 11, 2022, which the court denied on May 26, 2022. Duke Energy Indiana filed its testimony in the remand proceeding on August 18, 2022. On February 3, 2023, Duke Energy Indiana filed a settlement agreement reached with the OUCC and Duke Industrial Group, which includes an agreed amount of approximately $70 million of refunds to be paid to customers. The IURC approved this settlement agreement in its entirety on April 12, 2023. In June of 2023, Duke Energy Indiana commenced refunding the approximate $70 million to customers in accordance with the settlement agreement.
2020 Indiana Coal Ash Recovery Case
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020. Briefing was completed by mid-September 2021. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021 order. In addition, the court found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed. As a result of the Court's opinion, Duke Energy Indiana recognized a pretax charge of approximately $175 million to Impairment of assets and other charges for the year ended December 31, 2022. Duke Energy Indiana has filed its proposal to remove from rates certain costs incurred prior to the IURC's November 3, 2021 order date. An evidentiary hearing is scheduled for August 9, 2023. Duke Energy Indiana cannot predict the outcome of this matter.
TDSIC 2.0
On November 23, 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve customer reliability, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In addition, the IURC set up a subdocket to consider the targeted economic development project, which the IURC approved on March 2, 2022. On July 15, 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. An appellant brief was filed on October 28, 2022, and Duke Energy Indiana filed its responsive brief on December 28, 2022. The Indiana Court of Appeals issued its opinion on March 9, 2023, affirming the IURC’s order in its entirety. The Duke Industrial Group filed a petition to transfer to the Indiana Supreme Court. The Indiana Supreme Court granted transfer and scheduled an oral argument for September 28, 2023. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
Tennessee Annual Review Mechanism
On October 10, 2022, the TPUC approved Piedmont’s petition to adopt an Annual Review Mechanism (ARM) as allowed by Tennessee law. Under the ARM, Piedmont will adjust rates annually to achieve its allowed 9.80% ROE over the upcoming year and to true up any variance between its allowed ROE and actual ROE from the prior calendar year. The initial year subject to the true up is 2022, and Piedmont filed the initial rate adjustments request on May 19, 2023, for rates effective October 1, 2023. The current hearing date is set for September 11, 2023, and Piedmont and the Consumer Advocate Division of the Tennessee Attorney General's office have agreed to both a Joint Proposed Protective Order and Joint Proposed Procedural Schedule, both filed with Piedmont's ARM filing.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
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

(in millions)	June 30, 2023	December 31, 2022
Reserves for Environmental Remediation
Duke Energy	$92	$84
Duke Energy Carolinas	23	22
Progress Energy	23	19
Duke Energy Progress	11	8
Duke Energy Florida	11	11
Duke Energy Ohio	36	33
Duke Energy Indiana	2	3
Piedmont	8	7
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
Duke Energy
Texas Storm Uri Tort Litigation
Duke Energy (Parent), several Duke Energy renewables project companies, and others in the ERCOT market were named in multiple lawsuits arising out of Texas Storm Uri, which occurred in February 2021. These lawsuits seek recovery for property damages, personal injury and wrongful death allegedly caused by the power outages that plaintiffs claim were the collective failure of generators, transmission and distribution operators (TDUs), retail energy providers, and all others, including ERCOT. The cases were consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery and pre-trial motions. Five MDL cases were designated as lead cases in which motions to dismiss were filed and all other cases were stayed. On January 28, 2023, the Court denied certain motions including those by the generator defendants and TDUs and granted others. The generators and TDUs filed petitions for Writ of Mandamus to the Texas Court of Appeals seeking to overturn the denials. The TDUs' petition, filed first, was accepted and is set for oral argument in August 2023. The generators’ petition has not yet been set for argument. After the rulings on the motions to dismiss, plaintiffs filed new lawsuits against Duke Energy (Parent), Duke Energy Renewables, LLC, and several Duke Energy renewable entities, which are included in the MDL proceeding and are currently stayed. The plaintiffs have represented to the court that they will dismiss Duke Energy (Parent) from all cases. Duke Energy cannot predict the outcome of this matter. See Note 2 for more information related to the sale of the Commercial Renewables Disposal Groups.
Duke Energy Carolinas
Ruben Villano, et al. v. Duke Energy Carolinas, LLC
On June 16, 2021, a group of nine individuals went over a low-head dam adjacent to the Dan River Steam Station in Eden, North Carolina, while water tubing. Emergency personnel rescued four people and five others were confirmed deceased. On August 11, 2021, Duke Energy Carolinas was served with the complaint filed in Durham County Superior Court on behalf of four survivors, which was later amended to include all the decedents along with the survivors. The lawsuit alleges that Duke Energy Carolinas knew that the river was used for recreational purposes, did not adequately warn about the dam, and created a dangerous and hidden hazard on the Dan River by building and maintaining the low-head dam. Duke Energy Carolinas has reached an agreement that will resolve this matter to the parties' mutual satisfaction. The resolution, which did not have a material financial impact, has been approved by the Durham County Superior Court. The case was dismissed on June 6, 2023.

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
Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior in violation of state and federal statutes. On October 12, 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court on October 13, 2022. On November 11, 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the District Court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Briefing on NTE's appeal was completed on June 30, 2023. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $446 million at June 30, 2023, and $457 million at December 31, 2022. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2042 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2042 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $595 million at June 30, 2023, and at December 31, 2022. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $12 million for Duke Energy and Duke Energy Carolinas as of June 30, 2023, and December 31, 2022. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Indiana
Coal Ash Insurance Coverage Litigation
In June 2022, Duke Energy Indiana filed a civil action in Indiana Superior Court against various insurance companies seeking declaratory relief with respect to insurance coverage for coal combustion residuals-related expenses and liabilities covered by third-party liability insurance policies. The insurance policies cover the 1969-1972 and 1984-1985 periods and provide third-party liability insurance for claims and suits alleging property damage, bodily injury and personal injury (or a combination thereof). A trial date has not yet been set. On June 30, 2023, Duke Energy Indiana and Associated Electric and Gas Insurance Services (AEGIS) reached a confidential settlement, the results of which were not material, and as a result, AEGIS was dismissed from the litigation on July 13, 2023. The lawsuit remains pending as to the other insurers, but is stayed until October 21, 2023, to allow for further settlement negotiations. Duke Energy Indiana cannot predict the outcome of this matter.
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
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2023
				Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Ohio	Indiana	Piedmont
Unsecured Debt
April 2023(a)	April 2026	4.125%	$1,725	$1,725	$—	$—	$—	$—	$—
June 2023(b)	June 2033	5.400%	350	—	—	—	—	—	350
First Mortgage Bonds
January 2023(c)	January 2033	4.950%	900	—	900	—	—	—	—
January 2023(c)	January 2053	5.350%	900	—	900	—	—	—	—
March 2023(d)	March 2033	5.250%	500	—	—	500	—	—	—
March 2023(d)	March 2053	5.350%	500	—	—	500	—	—	—
March 2023(e)	April 2033	5.250%	375	—	—	—	375	—	—
March 2023(e)	April 2053	5.650%	375	—	—	—	375	—	—
March 2023(f)	April 2053	5.400%	500	—	—	—	—	500	—
June 2023(g)	January 2033	4.950%	350	—	350	—	—	—	—
June 2023(g)	January 2054	5.400%	500	—	500	—	—	—	—
Total issuances			$6,975	$1,725	$2,650	$1,000	$750	$500	$350
(a)See "Duke Energy (Parent) Convertible Senior Notes" below for additional information.
(b)Proceeds will be used to repay $45 million of maturities due October 2023, to pay down a portion of short-term debt and for general corporate purposes.
(c)Proceeds were used to repay $1 billion of maturities due March 2023, to pay down a portion of short-term debt and for general company purposes.
(d)Proceeds will be used to repay $300 million of maturities due September 2023, to pay down a portion of short-term debt and for general company purposes.
(e)Proceeds will be used to repay $300 million of maturities due September 2023 and a portion of the $100 million term loan due October 2023. Remaining proceeds will be used to repay a portion of short-term debt and for general corporate purposes.
(f)Proceeds were used to repay the $300 million term loan due October 2023. Remaining proceeds will be used to repay a portion of short-term debt and for general company purposes.
(g)Proceeds were used to pay down a portion of short-term debt and for general company purposes.
Duke Energy (Parent) Convertible Senior Notes
In April 2023, Duke Energy (Parent) completed the sale of $1.7 billion 4.125% Convertible Senior Notes due April 2026 (convertible notes). The convertible notes are senior unsecured obligations of Duke Energy, and will mature on April 15, 2026, unless earlier converted or repurchased in accordance with their terms. The convertible notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2023. Proceeds were used to repay a portion of outstanding commercial paper and for general corporate purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Prior to the close of business on the business day immediately preceding January 15, 2026, the convertible notes will be convertible at the option of the holders when the following conditions are met:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2023 (and only during such calendar quarter), if the last reported sale price of Duke Energy common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five consecutive business day period after any ten consecutive trading day period (the measurement period) in which the trading price, as defined, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Duke Energy common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events described in the indenture agreement.
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
The conversion rate for the convertible notes is initially 8.4131 shares of Duke Energy's common stock per $1,000 principal amount of convertible notes. The initial conversion price of the convertible notes represents a premium of approximately 25% over the last reported sale price of Duke Energy’s common stock on the NYSE on April 3, 2023. The conversion rate and the corresponding conversion price will not be adjusted for any accrued and unpaid interest but will be subject to adjustment in some instances, such as stock splits or share combinations, certain distributions to common stockholders, or tender offers at off-market rates. The changes in the conversion rates are intended to make convertible note holders whole for changes in the fair value of Duke Energy common stock resulting from such events. Duke Energy may not redeem the convertible notes prior to the maturity date.
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

(in millions)	Maturity Date	Interest Rate	June 30, 2023
Unsecured Debt
Duke Energy Ohio(a)	October 2023	5.546%	$150
Duke Energy (Parent)	October 2023	3.950%	400
Duke Energy (Parent) Term Loan Facility(a)	March 2024	5.645%	1,000
Duke Energy (Parent)	April 2024	3.750%	1,000
Duke Energy Florida(a)	April 2024	5.921%	800
First Mortgage Bonds
Duke Energy Progress	September 2023	3.375%	300
Duke Energy Ohio	September 2023	3.800%	300
Other(b)			659
Current maturities of long-term debt			$4,609
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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	June 30, 2023
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$2,275	$2,025	$900	$1,350	$700	$950	$800
Reduction to backstop issuances
Commercial paper(b)	(3,143)	(837)	(829)	(150)	(759)	(132)	(341)	(95)
Outstanding letters of credit	(39)	(27)	(4)	(1)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,737	$1,411	$1,192	$749	$584	$568	$528	$705
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
7. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2023, and December 31, 2022. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2023, and December 31, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$192	$191	$388	$397
Indemnification coverages(b)	8	7	17	14
Joint Dispatch Agreement (JDA) revenue(c)	8	12	21	38
JDA expense(c)	34	173	63	267
Intercompany natural gas purchases(d)	4	5	9	9
Progress Energy
Corporate governance and shared service expenses(a)	$172	$184	$350	$380
Indemnification coverages(b)	12	11	24	22
JDA revenue(c)	34	173	63	267
JDA expense(c)	8	12	21	38
Intercompany natural gas purchases(d)	18	19	37	38
Duke Energy Progress
Corporate governance and shared service expenses(a)	$104	$108	$211	$227
Indemnification coverages(b)	5	5	10	10
JDA revenue(c)	34	173	63	267
JDA expense(c)	8	12	21	38
Intercompany natural gas purchases(d)	18	19	37	38
Duke Energy Florida
Corporate governance and shared service expenses(a)	$68	$76	$139	$153
Indemnification coverages(b)	7	6	14	12
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$76	$82	$149	$164
Indemnification coverages(b)	2	1	3	2
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$84	$91	$183	$215
Indemnification coverages(b)	2	2	4	4
Piedmont
Corporate governance and shared service expenses(a)	$37	$37	$75	$72
Indemnification coverages(b)	1	2	2	3
Intercompany natural gas sales(d)	22	24	46	47
Natural gas storage and transportation costs(e)	6	5	12	11
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2023
Intercompany income tax receivable	$—	$—	$—	$—	$2	$—	$24
Intercompany income tax payable	89	50	28	95	—	26	—

December 31, 2022
Intercompany income tax receivable	$—	$95	$36	$17	$—	$—	$—
Intercompany income tax payable	37	—	—	—	17	18	38
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023, and 2022, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,100	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,027	550	1,250	250	1,000	200	27
Total notional amount	$4,127	$550	$1,250	$250	$1,000	$200	$27

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$500	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,377	1,250	800	500	300	300	27
Total notional amount	$2,877	$1,250	$800	$500	$300	$300	$27
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

	June 30, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	28,253	—	—	—	3,466	24,787	—
Natural gas (millions of dekatherms)	863	290	280	280	—	12	281

	December 31, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	14,086	—	—	—	1,820	12,266	—
Natural gas (millions of dekatherms)	909	307	292	292	—	11	299
FOREIGN CURRENCY RISK
Duke Energy may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates, such as that arising from the issuance of debt denominated in a currency other than U.S. dollars.

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at June 30, 2023.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended June 30,		Six Months Ended June 30,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2023	2022	2023	2022
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$5	$(16)	$10	$(16)
	537	5.31%	500	euros	3.85%	June 2034	3	(13)	8	(13)
Total notional amount	$1,182		1,100	euros			$8	$(29)	$18	$(29)
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

Derivative Assets	June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$75	$16	$18	$12	$6	$4	$37	$1
Noncurrent	93	45	48	48	—	—	—	—
Total Derivative Assets – Commodity Contracts	$168	$61	$66	$60	$6	$4	$37	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$107	$—	$—	$—	$—	$—	$—	$—
Noncurrent	12	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	23	—	23	—	23	—	—	—
Noncurrent	2	1	1	—	1	—	—	—
Total Derivative Assets – Interest Rate Contracts	$144	$1	$24	$—	$24	$—	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	10	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$10	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$322	$62	$90	$60	$30	$4	$37	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$235	$121	$86	$86	$—	$—	$6	$23
Noncurrent	254	62	59	59	—	—	—	133
Total Derivative Liabilities – Commodity Contracts	$489	$183	$145	$145	$—	$—	$6	$156
Interest Rate Contracts
Not Designated as Hedging Instruments
Noncurrent	4	—	1	1	—	1	1	—
Total Derivative Liabilities – Interest Rate Contracts	$4	$—	$1	$1	$—	$1	$1	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$16	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities – Foreign Currency Contracts	$16	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$509	$183	$146	$146	$—	$1	$7	$156

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$265	$132	$99	$99	$—	$5	$29	$—
Noncurrent	213	104	108	108	—	—	—	—
Total Derivative Assets – Commodity Contracts	$478	$236	$207	$207	$—	$5	$29	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$101	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	$216	$94	$41	$23	$17	$—	$81	$—
Total Derivative Assets – Interest Rate Contracts	$317	$94	$41	$23	$17	$—	$81	$—
Total Derivative Assets	$795	$330	$248	$230	$17	$5	$110	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$175	$96	$36	$18	$19	$—	$16	$27
Noncurrent	202	31	30	30	—	—	—	141
Total Derivative Liabilities – Commodity Contracts	$377	$127	$66	$48	$19	$—	$16	$168
Interest Rate Contracts
Not Designated as Hedging Instruments
Noncurrent	$2	$—	$—	$—	$—	$2	$—	$—
Total Derivative Liabilities – Interest Rate Contracts	$2	$—	$—	$—	$—	$2	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$18	$—	$—	$—	$—	$—	$—	$—
Noncurrent	40	—	—	—	—	—	—	—
Total Derivative Liabilities – Equity Securities Contracts	$58	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$437	$127	$66	$48	$19	$2	$16	$168
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

Derivative Assets	June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$205	$16	$41	$12	$29	$4	$37	$1
Gross amounts offset	(23)	(13)	(10)	(10)	—	—	—	—
Net amounts presented in Current Assets: Other	$182	$3	$31	$2	$29	$4	$37	$1
Noncurrent
Gross amounts recognized	$117	$46	$49	$48	$1	$—	$—	$—
Gross amounts offset	(66)	(33)	(33)	(33)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$51	$13	$16	$15	$1	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$251	$121	$86	$86	$—	$—	$6	$23
Gross amounts offset	(42)	(24)	(12)	(12)	—	—	(6)	—
Net amounts presented in Current Liabilities: Other	$209	$97	$74	$74	$—	$—	$—	$23
Noncurrent
Gross amounts recognized	$258	$62	$60	$60	$—	$1	$1	$133
Gross amounts offset	(80)	(43)	(37)	(37)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$178	$19	$23	$23	$—	$1	$1	$133

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$582	$226	$140	$122	$17	$5	$110	$—
Gross amounts offset	(64)	(33)	(30)	(30)	—	—	—	—
Net amounts presented in Current Assets: Other	$518	$193	$110	$92	$17	$5	$110	$—
Noncurrent
Gross amounts recognized	$213	$104	$108	$108	$—	$—	$—	$—
Gross amounts offset	(97)	(40)	(57)	(57)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$116	$64	$51	$51	$—	$—	$—	$—

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$193	$96	$36	$18	$19	$—	$16	$27
Gross amounts offset	(49)	(15)	(18)	(18)	—	—	(16)	—
Net amounts presented in Current Liabilities: Other	$144	$81	$18	$—	$19	$—	$—	$27
Noncurrent
Gross amounts recognized	$244	$31	$30	$30	$—	$2	$—	$141
Gross amounts offset	(59)	(29)	(30)	(30)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$185	$2	$—	$—	$—	$2	$—	$141
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

	June 30, 2023
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$309	$164	$145	$145
Fair value of collateral already posted	28	22	6	6
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$281	$142	$139	$139

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2022
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$141	$86	$55	$48	$7
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$141	$86	$55	$48	$7
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2023, and December 31, 2022.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$142	$—	$—	$215
Equity securities	4,483	34	6,836	3,658	105	5,871
Corporate debt securities	2	67	619	1	85	641
Municipal bonds	—	27	324	—	39	330
U.S. government bonds	1	92	1,495	2	112	1,423
Other debt securities	—	17	155	—	18	156
Total NDTF Investments	$4,486	$237	$9,571	$3,661	$359	$8,636
Other Investments
Cash and cash equivalents	$—	$—	$89	$—	$—	$22
Equity securities	29	6	146	21	16	128
Corporate debt securities	—	10	84	—	12	84
Municipal bonds	—	2	80	—	3	78
U.S. government bonds	—	1	48	—	2	62
Other debt securities	—	3	53	—	3	41
Total Other Investments	$29	$22	$500	$21	$36	$415
Total Investments	$4,515	$259	$10,071	$3,682	$395	$9,051
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2023, and 2022, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
FV-NI:
Realized gains	$20	$34	$46	$145
Realized losses	36	101	82	186
AFS:
Realized gains	13	11	21	15
Realized losses	27	42	59	65
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$53	$—	$—	$117
Equity securities	2,630	19	3,945	2,147	51	3,367
Corporate debt securities	1	49	393	1	62	401
Municipal bonds	—	5	52	—	10	64
U.S. government bonds	—	45	738	1	51	685
Other debt securities	—	17	151	—	18	148
Total NDTF Investments	$2,631	$135	$5,332	$2,149	$192	$4,782

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2023, and 2022, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
FV-NI:
Realized gains	$9	$18	$27	$93
Realized losses	18	55	47	104
AFS:
Realized gains	4	9	9	12
Realized losses	8	21	28	37
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$89	$—	$—	$98
Equity securities	1,853	15	2,891	1,511	54	2,504
Corporate debt securities	1	18	226	—	23	240
Municipal bonds	—	22	272	—	29	266
U.S. government bonds	1	47	757	1	61	738
Other debt securities	—	—	4	—	—	8
Total NDTF Investments	$1,855	$102	$4,239	$1,512	$167	$3,854
Other Investments
Cash and cash equivalents	$—	$—	$8	$—	$—	$11
Municipal bonds	—	—	25	—	—	25
Total Other Investments	$—	$—	$33	$—	$—	$36
Total Investments	$1,855	$102	$4,272	$1,512	$167	$3,890
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2023, and 2022, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
FV-NI:
Realized gains	$11	$16	$19	$52
Realized losses	18	46	35	82
AFS:
Realized gains	9	2	12	3
Realized losses	19	17	31	23

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$77	$—	$—	$56
Equity securities	1,758	15	2,783	1,431	54	2,411
Corporate debt securities	1	17	216	—	22	230
Municipal bonds	—	22	272	—	29	266
U.S. government bonds	1	27	476	1	37	460
Other debt securities	—	—	4	—	—	7
Total NDTF Investments	$1,760	$81	$3,828	$1,432	$142	$3,430
Other Investments
Cash and cash equivalents	$—	$—	$5	$—	$—	$9
Total Other Investments	$—	$—	$5	$—	$—	$9
Total Investments	$1,760	$81	$3,833	$1,432	$142	$3,439
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2023, and 2022, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
FV-NI:
Realized gains	$11	$15	$19	$51
Realized losses	17	45	34	80
AFS:
Realized gains	8	2	11	3
Realized losses	17	15	29	20
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$12	$—	$—	$42
Equity securities	95	—	108	80	—	93
Corporate debt securities	—	1	10	—	1	10
U.S. government bonds	—	20	281	—	24	278
Other debt securities	—	—	—	—	—	1
Total NDTF Investments(a)	$95	$21	$411	$80	$25	$424
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$1
Municipal bonds	—	—	25	—	—	25
Total Other Investments	$—	$—	$27	$—	$—	$26
Total Investments	$95	$21	$438	$80	$25	$450
(a)During the six months ended June 30, 2023, and the year ended December 31, 2022, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2023, and 2022, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	June 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$—	$—	$—	$1
Equity securities	4	6	91	2	16	79
Corporate debt securities	—	—	9	—	1	8
Municipal bonds	—	2	47	—	3	45
U.S. government bonds	—	—	6	—	—	7
Total Investments	$4	$8	$153	$2	$20	$140
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2023, and 2022, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	June 30, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$142	$7	$121	$25	$96	$5
Due after one through five years	699	227	394	225	169	22
Due after five through 10 years	550	298	208	194	14	11
Due after 10 years	1,467	802	561	524	37	24
Total	$2,858	$1,334	$1,284	$968	$316	$62
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
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Commodity derivatives with observable forward curves are classified as Level 2. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for natural gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate the fair value of certain commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.
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
Foreign currency derivatives
Most over-the-counter foreign currency derivatives are valued using financial models that utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward foreign currency rate curves, notional amounts, foreign currency rates and credit quality of the counterparties.
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

	June 30, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$142	$142	$—	$—	$—
NDTF equity securities	6,836	6,795	—	—	41
NDTF debt securities	2,593	804	1,789	—	—
Other equity securities	146	146	—	—	—
Other debt securities	265	46	219	—	—
Other cash and cash equivalents	89	89	—	—	—
Derivative assets	322	1	280	41	—
Total assets	10,393	8,023	2,288	41	41
Derivative liabilities	(509)	(5)	(504)	—	—
Net assets	$9,884	$8,018	$1,784	$41	$41

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$215	$215	$—	$—	$—
NDTF equity securities	5,871	5,829	—	—	42
NDTF debt securities	2,550	780	1,770	—	—
Other equity securities	128	128	—	—	—
Other debt securities	265	55	210	—	—
Other cash and cash equivalents	22	22	—	—	—
Derivative assets	795	1	760	34	—
Total assets	9,846	7,030	2,740	34	42
Derivative liabilities	(437)	(16)	(421)	—	—
Net assets	$9,409	$7,014	$2,319	$34	$42

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$12	$10	$34	$24
Purchases, sales, issuances and settlements:
Purchases	47	77	47	77
Settlements	(38)	15	(58)	8
Total gains (losses) included on the Condensed Consolidated Balance Sheet	20	(13)	18	(20)
Balance at end of period	$41	$89	$41	$89
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$53	$53	$—	$—
NDTF equity securities	3,945	3,904	—	41
NDTF debt securities	1,334	336	998	—
Derivative assets	62	—	62	—
Total assets	5,394	4,293	1,060	41
Derivative liabilities	(183)	—	(183)	—
Net assets	$5,211	$4,293	$877	$41

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$117	$117	$—	$—
NDTF equity securities	3,367	3,325	—	42
NDTF debt securities	1,298	323	975	—
Derivative assets	330	—	330	—
Total assets	5,112	3,765	1,305	42
Derivative liabilities	(127)	—	(127)	—
Net assets	$4,985	$3,765	$1,178	$42
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$89	$89	$—	$98	$98	$—
NDTF equity securities	2,891	2,891	—	2,504	2,504	—
NDTF debt securities	1,259	468	791	1,252	457	795
Other debt securities	25	—	25	25	—	25
Other cash and cash equivalents	8	8	—	11	11	—
Derivative assets	90	—	90	248	—	248
Total assets	4,362	3,456	906	4,138	3,070	1,068
Derivative liabilities	(146)	—	(146)	(66)	—	(66)
Net assets	$4,216	$3,456	$760	$4,072	$3,070	$1,002

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$77	$77	$—	$56	$56	$—
NDTF equity securities	2,783	2,783	—	2,411	2,411	—
NDTF debt securities	968	234	734	963	225	738
Other cash and cash equivalents	5	5	—	9	9	—
Derivative assets	60	—	60	230	—	230
Total assets	3,893	3,099	794	3,669	2,701	968
Derivative liabilities	(146)	—	(146)	(48)	—	(48)
Net assets	$3,747	$3,099	$648	$3,621	$2,701	$920
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$12	$12	$—	$42	$42	$—
NDTF equity securities	108	108	—	93	93	—
NDTF debt securities	291	234	57	289	232	57
Other debt securities	25	—	25	25	—	25
Other cash and cash equivalents	2	2	—	1	1	—
Derivative assets	30	—	30	17	—	17
Total assets	468	356	112	467	368	99
Derivative liabilities	—	—	—	(19)	—	(19)
Net assets	$468	$356	$112	$448	$368	$80
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at June 30, 2023, and December 31, 2022.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2023				December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$91	$91	$—	$—	$79	$79	$—	$—
Other debt securities	62	—	62	—	60	—	60	—
Other cash and cash equivalents	—	—	—	—	1	1	—	—
Derivative assets	37	—	—	37	110	—	81	29
Total assets	190	91	62	37	250	80	141	29
Derivative liabilities	(7)	(6)	(1)	—	(16)	(16)	—	—
Net assets	$183	$85	$61	$37	$234	$64	$141	$29

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$11	$10	$29	$22
Purchases, sales, issuances and settlements:
Purchases	42	74	42	74
Settlements	(37)	16	(56)	10
Total gains (losses) included on the Condensed Consolidated Balance Sheet	21	(16)	22	(22)
Balance at end of period	$37	$84	$37	$84
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$1	$1	$—	$—	$—	$—
Derivative liabilities	(156)	—	(156)	(168)	—	(168)
Net (liabilities) assets	$(155)	$1	$(156)	$(168)	$—	$(168)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2023
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$4	RTO auction pricing	FTR price – per MWh	$(0.19)	-	$2.71	$0.83
Duke Energy Indiana
FTRs	37	RTO auction pricing	FTR price – per MWh	(1.64)	-	12.51	1.90
Duke Energy
Total Level 3 derivatives	$41

	December 31, 2022
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$0.89	-	$6.25	$3.35
Duke Energy Indiana
FTRs	29	RTO auction pricing	FTR price – per MWh	0.09	-	21.79	2.74
Duke Energy
Total Level 3 derivatives	$34

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
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

	June 30, 2023		December 31, 2022
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$74,523	$67,125	$69,751	$61,986
Duke Energy Carolinas	15,966	14,693	14,266	12,943
Progress Energy	23,439	21,546	22,439	20,467
Duke Energy Progress	12,041	10,660	11,087	9,689
Duke Energy Florida	9,755	9,106	9,709	8,991
Duke Energy Ohio	3,991	3,705	3,245	2,927
Duke Energy Indiana	4,503	4,148	4,307	3,913
Piedmont	3,712	3,272	3,363	2,940
(a)Book value of long-term debt includes $1.13 billion and $1.17 billion at June 30, 2023, and December 31, 2022, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both June 30, 2023, and December 31, 2022, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2023, and the year ended December 31, 2022, or is expected to be provided in the future that was not previously contractually required.
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
DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased, which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the DERF and DEPR credit facilities are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt. Amounts borrowed under the DEFR credit facility are reflected on the Condensed Consolidated Balance Sheets as Current maturities of long-term debt.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2025	January 2025	April 2025	April 2024
Credit facility amount	$350	$500	$400	$325
Amounts borrowed at June 30, 2023	323	488	400	325
Amounts borrowed at December 31, 2022	350	471	400	250
Restricted Receivables at June 30, 2023	645	855	694	613
Restricted Receivables at December 31, 2022	917	928	793	490
Nuclear Asset-Recovery Bonds – Duke Energy Florida Project Finance
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2023	December 31, 2022
Receivables of VIEs	$5	$6
Regulatory Assets: Current	56	55
Current Assets: Other	36	41
Other Noncurrent Assets: Regulatory assets	803	826
Current Liabilities: Other	9	9
Current maturities of long-term debt	57	56
Long-Term Debt	859	890
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	June 30, 2023		December 31, 2022
	Duke Energy	Duke Energy	Duke Energy	Duke Energy
(in millions)	Carolinas	Progress	Carolinas	Progress
Regulatory Assets: Current	$12	$39	$12	$39
Current Assets: Other	8	25	8	29
Other Noncurrent Assets: Regulatory assets	202	662	208	681
Other Noncurrent Assets: Other	1	4	1	2
Current Liabilities: Other	3	8	3	8
Current maturities of long-term debt	10	34	10	34
Long-Term Debt	214	697	219	714
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	June 30, 2023
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$131	$183
Investments in equity method unconsolidated affiliates	58	—	—
Other noncurrent assets	46	—	—
Total assets	$104	$131	$183
Other current liabilities	23	—	—
Other noncurrent liabilities	49	—	—
Total liabilities	$72	$—	$—
Net assets	$32	$131	$183

	December 31, 2022
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$198	$317
Investments in equity method unconsolidated affiliates	43	—	—
Other noncurrent assets	45	—	—
Total assets	$88	$198	$317
Other current liabilities	59	—	—
Other noncurrent liabilities	47	—	—
Total liabilities	$106	$—	$—
Net (liabilities) assets	$(18)	$198	$317
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Receivables sold	$354	$423	$333	$508
Less: Retained interests	131	198	183	317
Net receivables sold	$223	$225	$150	$191
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Sales
Receivables sold	$1,381	$1,247	$1,665	$1,617
Loss recognized on sale	17	7	19	6
Cash flows
Cash proceeds from receivables sold	$1,445	$1,188	$1,793	$1,484
Collection fees received	1	1	1	1
Return received on retained interests	10	3	13	4
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

	Remaining Performance Obligations
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Progress Energy	$31	$66	$7	$7	$7	$36	$154
Duke Energy Progress	4	8	—	—	—	—	12
Duke Energy Florida	27	58	7	7	7	36	142
Duke Energy Indiana	8	16	17	15	7	5	68
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

	Remaining Performance Obligations
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Piedmont	$33	$62	$61	$51	$49	$241	$497

FINANCIAL STATEMENTS	REVENUE
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended June 30, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,740	$715	$1,555	$539	$1,016	$208	$262	$—
General	1,876	607	914	369	545	141	212	—
Industrial	827	320	274	180	94	56	177	—
Wholesale	498	126	294	259	35	12	66	—
Other revenues	189	49	144	70	74	22	32	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,130	$1,817	$3,181	$1,417	$1,764	$439	$749	$—

Gas Utilities and Infrastructure
Residential	$179	$—	$—	$—	$—	$82	$—	$97
Commercial	100	—	—	—	—	31	—	69
Industrial	30	—	—	—	—	6	—	24
Power Generation	—	—	—	—	—	—	—	23
Other revenues	25	—	—	—	—	5	—	5
Total Gas Utilities and Infrastructure revenue from contracts with customers	$334	$—	$—	$—	$—	$124	$—	$218

Other
Revenue from contracts with customers	$9	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$6,473	$1,817	$3,181	$1,417	$1,764	$563	$749	$218

Other revenue sources(a)	$105	$11	$31	$8	$18	$26	$31	$18
Total revenues	$6,578	$1,828	$3,212	$1,425	$1,782	$589	$780	$236

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended June 30, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,625	$736	$1,400	$530	$870	$196	$296	$—
General	1,817	566	889	370	519	111	251	—
Industrial	824	296	274	184	90	33	220	—
Wholesale	629	103	389	281	108	35	102	—
Other revenues	202	92	247	210	37	20	23	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,097	$1,793	$3,199	$1,575	$1,624	$395	$892	$—

Gas Utilities and Infrastructure
Residential	$197	$—	$—	$—	$—	$94	$—	$103
Commercial	127	—	—	—	—	38	—	90
Industrial	34	—	—	—	—	6	—	28
Power Generation	—	—	—	—	—	—	—	23
Other revenues	66	—	—	—	—	6	—	44
Total Gas Utilities and Infrastructure revenue from contracts with customers	$424	$—	$—	$—	$—	$144	$—	$288

Other
Revenue from contracts with customers	$8	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$6,529	$1,793	$3,199	$1,575	$1,624	$539	$892	$288

Other revenue sources(a)	$35	$(12)	$15	$6	$4	$6	$26	$22
Total revenues	$6,564	$1,781	$3,214	$1,581	$1,628	$545	$918	$310
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$5,591	$1,539	$2,976	$1,146	$1,830	$442	$634	$—
General	3,707	1,195	1,755	727	1,028	276	482	—
Industrial	1,718	616	546	357	189	127	428	—
Wholesale	1,048	261	642	578	64	21	124	—
Other revenues	333	127	265	138	127	49	47	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$12,397	$3,738	$6,184	$2,946	$3,238	$915	$1,715	$—

Gas Utilities and Infrastructure
Residential	$686	$—	$—	$—	$—	$244	$—	$442
Commercial	333	—	—	—	—	89	—	244
Industrial	77	—	—	—	—	15	—	61
Power Generation	—	—	—	—	—	—	—	46
Other revenues	65	—	—	—	—	11	—	24
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,161	$—	$—	$—	$—	$359	$—	$817

Other
Revenue from contracts with customers	$16	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$13,574	$3,738	$6,184	$2,946	$3,238	$1,274	$1,715	$817

Other revenue sources(a)	$280	$24	$76	$12	$54	$24	$40	$94
Total revenues	$13,854	$3,762	$6,260	$2,958	$3,292	$1,298	$1,755	$911
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$5,392	$1,567	$2,768	$1,154	$1,614	$407	$650	$—
General	3,421	1,110	1,615	695	920	227	469	—
Industrial	1,596	572	544	378	166	68	412	—
Wholesale	1,255	216	800	630	170	58	181	—
Other revenues	404	203	458	349	109	41	(13)	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$12,068	$3,668	$6,185	$3,206	$2,979	$801	$1,699	$—

Gas Utilities and Infrastructure
Residential	$769	$—	$—	$—	$—	$243	$—	$526
Commercial	396	—	—	—	—	102	—	294
Industrial	91	—	—	—	—	13	—	78
Power Generation	—	—	—	—	—	—	—	47
Other revenues	181	—	—	—	—	12	—	137
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,437	$—	$—	$—	$—	$370	$—	$1,082

Other
Revenue from contracts with customers	$15	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$13,520	$3,668	$6,185	$3,206	$2,979	$1,171	$1,699	$1,082

Other revenue sources(a)	$55	$1	$21	$7	$4	$12	$41	$33
Total revenues	$13,575	$3,669	$6,206	$3,213	$2,983	$1,183	$1,740	$1,115
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended June 30, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at March 31, 2022	$139	$52	$51	$31	$21	$4	$3	$17
Write-Offs	(31)	(16)	(9)	(5)	(5)	—	—	(5)
Credit Loss Expense	20	8	7	2	5	—	—	3
Other Adjustments	7	8	3	3	—	—	—	—
Balance at June 30, 2022	$135	$52	$52	$31	$21	$4	$3	$15

Balance at March 31, 2023	$214	$70	$75	$45	$30	$7	$4	$14
Write-Offs	(43)	(20)	(18)	(10)	(8)	—	—	(5)
Credit Loss Expense	23	6	12	4	8	1	—	4
Other Adjustments	5	1	4	4	—	—	—	—
Balance at June 30, 2023	$199	$57	$73	$43	$30	$8	$4	$13

	Six Months Ended June 30, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2021	$121	$42	$36	$21	$16	$4	$3	$15
Write-Offs	(54)	(25)	(19)	(7)	(13)	—	—	(6)
Credit Loss Expense	44	13	19	6	13	—	—	6
Other Adjustments	24	22	16	11	5	—	—	—
Balance at June 30, 2022	$135	$52	$52	$31	$21	$4	$3	$15

Balance at December 31, 2022	$216	$68	$81	$44	$36	$6	$4	$14
Write-Offs	(85)	(40)	(40)	(19)	(20)	—	—	(6)
Credit Loss Expense	39	13	18	5	13	2	—	5
Other Adjustments	29	16	14	13	1	—	—	—
Balance at June 30, 2023	$199	$57	$73	$43	$30	$8	$4	$13
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
The aging of trade receivables is presented in the table below.

	June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$1,123	$441	$354	$215	$139	$3	$26	$5
Current	2,148	593	1,022	535	485	27	104	102
1-31 days past due	244	58	124	51	73	3	15	8
31-61 days past due	108	25	48	37	11	5	9	5
61-91 days past due	41	9	11	5	6	2	8	4
91+ days past due	251	74	69	22	47	54	20	5
Deferred Payment Arrangements(c)	112	36	46	30	16	3	—	1
Trade and Other Receivables	$4,027	$1,236	$1,674	$895	$777	$97	$182	$130

FINANCIAL STATEMENTS	REVENUE

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$1,457	$486	$355	$232	$123	$20	$28	$160
Current	2,347	577	1,059	637	417	15	52	265
1-31 days past due	261	96	60	15	45	5	17	15
31-61 days past due	123	23	61	49	12	6	2	3
61-91 days past due	74	25	18	9	9	3	11	2
91+ days past due	209	70	74	27	47	26	6	4
Deferred Payment Arrangements(c)	160	57	62	35	27	4	—	1
Trade and Other Receivables	$4,631	$1,334	$1,689	$1,004	$680	$79	$116	$450
(a)Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 12 for further information. These receivables for unbilled revenues are $122 million and $172 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of June 30, 2023, and $148 million and $260 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2022.
(c)Due to ongoing financial hardships impacting customers, Duke Energy has permitted customers to defer payment of past-due amounts through installment payment plans.
14. STOCKHOLDERS' EQUITY
Basic EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities and accumulated preferred dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities and accumulated preferred dividends, by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as equity forward sale agreements or convertible debt, were exercised or settled. Duke Energy applies the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding convertible notes on diluted EPS, if applicable. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common stock during the restricted stock unit’s vesting periods. Dividends declared on preferred stock are recorded on the Condensed Consolidated Statements of Operations as a reduction of net income to arrive at net income available to Duke Energy common stockholders. Dividends accumulated on preferred stock are an adjustment to net income used in the calculation of basic and diluted EPS.

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY
The following table presents Duke Energy’s basic and diluted EPS calculations, the weighted average number of common shares outstanding and common and preferred share dividends declared.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net (Loss) Income available to Duke Energy common stockholders	$(234)	$893	$531	$1,711
Less: (Loss) Income from discontinued operations attributable to Duke Energy common stockholders	(948)	27	(1,093)	39
Accumulated preferred stock dividends adjustment	(12)	(12)	—	—
Less: Impact of participating securities	1	—	2	1
Income from continuing operations available to Duke Energy common stockholders	$701	$854	$1,622	$1,671

Loss from discontinued operations, net of tax	$(955)	$(18)	$(1,164)	$(33)
Add: Loss attributable to NCI	7	45	71	72
(Loss) Income from discontinued operations attributable to Duke Energy common stockholders	$(948)	$27	$(1,093)	$39

Weighted average common shares outstanding – basic and diluted	771	770	770	770
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$0.91	$1.11	$2.10	$2.17
(Loss) Earnings Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and diluted(a)	$(1.23)	$0.03	$(1.41)	$0.05
Potentially dilutive items excluded from the calculation(b)	2	2	2	2
Dividends declared per common share	$1.005	$0.985	$2.010	$1.970
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359	$0.719	$0.719
Dividends declared on Series B preferred stock per share(d)	$—	$—	$24.375	$24.375
(a)For the periods presented subsequent to issuance in April 2023, the convertible notes were excluded from the calculations of diluted EPS because the effect was antidilutive.
(b)Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
(c)5.75% Series A Cumulative Redeemable Perpetual Preferred Stock dividends are payable quarterly in arrears on the 16th day of March, June, September and December. The preferred stock has a $25 liquidation preference per depositary share.
(d)4.875% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock dividends are payable semiannually in arrears on the 16th day of March and September. The preferred stock has a $1,000 liquidation preference per share.
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$29	$9	$7	$5	$4	$—	$2	$1
Interest cost on projected benefit obligation	86	21	27	13	15	5	7	3
Expected return on plan assets	(147)	(40)	(49)	(23)	(26)	(6)	(10)	(5)
Amortization of actuarial loss	3	1	1	1	—	—	—	—
Amortization of prior service credit	(4)	—	—	—	—	—	(1)	(2)
Amortization of settlement charges	4	2	1	1	1	—	1	1
Net periodic pension costs	$(29)	$(7)	$(13)	$(3)	$(6)	$(1)	$(1)	$(2)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$41	$14	$11	$7	$6	$1	$2	$2
Interest cost on projected benefit obligation	59	13	18	8	10	3	5	2
Expected return on plan assets	(141)	(38)	(47)	(22)	(24)	(6)	(10)	(6)
Amortization of actuarial loss	23	5	7	4	3	1	3	1
Amortization of prior service credit	(4)	(1)	—	—	—	—	(1)	(2)
Amortization of settlement charges	2	2	—	1	—	—	—	—
Net periodic pension costs	$(20)	$(5)	$(11)	$(2)	$(5)	$(1)	$(1)	$(3)

	Six Months Ended June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$59	$19	$16	$10	$7	$1	$3	$2
Interest cost on projected benefit obligation	172	42	54	25	29	9	14	5
Expected return on plan assets	(294)	(80)	(99)	(46)	(52)	(12)	(20)	(10)
Amortization of actuarial loss	5	1	2	1	1	—	1	—
Amortization of prior service credit	(7)	—	—	—	—	—	(1)	(4)
Amortization of settlement charges	9	4	2	2	1	—	1	2
Net periodic pension costs	$(56)	$(14)	$(25)	$(8)	$(14)	$(2)	$(2)	$(5)

	Six Months Ended June 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$81	$26	$23	$14	$10	$2	$4	$3
Interest cost on projected benefit obligation	117	27	36	16	20	6	10	4
Expected return on plan assets	(281)	(76)	(93)	(44)	(48)	(11)	(19)	(12)
Amortization of actuarial loss	47	10	13	7	6	2	5	3
Amortization of prior service credit	(9)	(2)	—	—	—	—	(1)	(4)
Amortization of settlement charges	4	3	1	1	—	—	—	—
Net periodic pension costs	$(41)	$(12)	$(20)	$(6)	$(12)	$(1)	$(1)	$(6)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and six months ended June 30, 2023, and 2022.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and six months ended June 30, 2023, and 2022.

FINANCIAL STATEMENTS	INCOME TAXES
16. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Duke Energy	13.7%	11.3%	13.7%	7.4%
Duke Energy Carolinas	10.6%	7.3%	11.0%	7.4%
Progress Energy	16.7%	16.8%	16.7%	16.4%
Duke Energy Progress	14.1%	13.8%	14.4%	13.9%
Duke Energy Florida	19.9%	20.2%	19.9%	20.1%
Duke Energy Ohio	15.5%	13.8%	16.2%	(54.7)%
Duke Energy Indiana	17.4%	8.6%	17.3%	(48.9)%
Piedmont	25.0%	85.7%	17.8%	11.3%
The increase in the ETR for Duke Energy for the three and six months ended June 30, 2023, was primarily due to a decrease in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Carolinas for the three and six months ended June 30, 2023, was primarily due to a decrease in the amortization of excess deferred taxes.
The increase in the ETR for Duke Energy Ohio for the three months ended June 30, 2023, was primarily due to the amortization of excess deferred taxes in relation to higher pretax income.
The increase in the ETR for Duke Energy Ohio for the six months ended June 30, 2023, was primarily due to a decrease in the amortization of excess deferred taxes related to the MGP Settlement recorded in the prior year.
The increase in the ETR for Duke Energy Indiana for the three months ended June 30, 2023, was primarily due to a decrease in the amortization of excess deferred taxes related to the coal ash impairment based on the Indiana Supreme Court Opinion recorded in the prior year.
The increase in the ETR for Duke Energy Indiana for the six months ended June 30, 2023, was primarily due to the coal ash impairment based on the Indiana Supreme Court Opinion and the associated amortization of excess deferred taxes recorded in the prior year.
The decrease in the ETR for Piedmont for the three months ended June 30, 2023, was primarily due to certain favorable tax credits recorded in the prior year, in relation to pretax losses.
The increase in the ETR for Piedmont for the six months ended June 30, 2023, was primarily due to a decrease in the amortization of excess deferred taxes and certain favorable tax credits recorded in the prior year.
17. SUBSEQUENT EVENTS
For information on subsequent events related to dispositions, regulatory matters, and commitments and contingencies, see Notes 2, 4 and 5, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2023, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2022.
Executive Overview
Advancing Our Clean Energy Transformation
During the six months ended June 30, 2023, we continued to execute on our clean energy transformation, delivering strong, sustainable value for shareholders, customers, communities and employees.
•In November 2022, the Duke Energy Board of Directors approved pursuing the sale of the Commercial Renewables business, excluding the offshore wind contract for Carolina Long Bay. We've entered into purchase and sale agreements with affiliates of Brookfield for the sale of the utility-scale solar and wind group in June 2023 and with affiliates of ArcLight for the distributed generation group in July 2023. Both transactions are expected to close by the end of 2023. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for additional information.
•Renewable energy remains a critical component of our generation mix and we've continued to actively expand the use of these assets across our service territories. In June 2023, we announced an agreement with Ranger Power for up to 199 MW of solar power in Indiana. Pending regulatory approval, energy generated from this facility will be sold to Duke Energy Indiana and serve the equivalent of roughly 35,000 homes. In July 2023, we announced a new utility-scale solar panel installation in Kentucky. Located on the rooftop of a facility owned by Amazon, the site complements our emerging solar portfolio in the state and demonstrates our commitment to furthering the clean energy goals of both the Company and our customers.
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
•While transitioning to cleaner energy resources, affordability continues to be a focus for Duke Energy. Our cost reduction initiatives are grounded in our culture of safety and serving our customers with excellence, while maintaining our assets for the future. We’re leveraging digital innovation, data analytics, and process improvements to increase efficiency, making targeted capital investments to reduce maintenance costs, and reshaping our operations to streamline work and lower costs. Coming into 2023, we implemented a $300 million cost mitigation initiative to address interest rate and inflation headwinds. These cost reductions are primarily focused on corporate and support areas, and remain on track, but the earnings benefit of the cost reductions for the first half of 2023 has been more than offset by the impact of unseasonably mild weather.
Regulatory Activity. During the six months ended June 30, 2023, we continued to monitor developments while moving our regulatory strategy forward. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•In January 2023, Duke Energy Carolinas filed a rate case in North Carolina, and discovery is ongoing. This rate case incorporates elements of PBR and MYRP as allowed under HB 951. HB 951 provides the framework for many of the benefits of modernized regulatory constructs in North Carolina under the direction of the NCUC. Duke Energy Progress filed its first rate case utilizing these benefits, including both PBR and MYRP, in North Carolina in October 2022, and reached partial settlements on key matters in April and May 2023. We expect orders from the NCUC on the Duke Energy Progress rate case in the third quarter of this year and on the Duke Energy Carolinas rate case in the fourth quarter of this year.
•In February 2023, the PSCSC approved a constructive comprehensive settlement with all parties in the Duke Energy Progress South Carolina rate case. Duke Energy Progress implemented new customer rates effective April 1, 2023. We also made progress on our South Carolina storm securitization filings, completing our petition for a financing order with the PSCSC in May 2023.

MD&A	DUKE ENERGY
•In February 2023, the Indiana Court of Appeals issued an opinion finding certain coal ash related expenditures should be disallowed under a statute specific to federally mandated projects and also denied a petition for rehearing on the matter.
•In the Midwest, as it relates to our Duke Energy Ohio natural gas base rate case, we filed a stipulation on key matters with all parties except the OCC in April 2023.
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
Duke Energy Indiana has interpreted the Coal Combustion Residuals (CCR) rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Interpretation of the requirements of the CCR rule is subject to further legal challenges and regulatory approvals, which could result in additional coal ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. In January 2022, Duke Energy Indiana received a letter from the EPA regarding application and interpretation of the CCR rule for some of the ash basins at its Gallagher Station. In response to the letter, Duke Energy Indiana has submitted revised closure plans for those basins to the Indiana Department of Environmental Management (IDEM). Those closure plans are pending review by IDEM. For more information, see Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters."
Fuel Cost Recovery
As a result of rapidly rising commodity costs during 2022, including natural gas, fuel and purchased power prices in excess of amounts included in fuel-related revenues led to an increase in the under collection of fuel costs from customers in jurisdictions including Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. These amounts have been deferred in regulatory assets and have impacted the cash flows of the registrants, including increased borrowings to temporarily finance related expenditures until recovery. Natural gas costs have stabilized in 2023 and the Duke Energy Registrants are making progress collecting deferred fuel balances. Regulatory filings have now been made for recovery of all remaining uncollected 2022 fuel costs. Across all jurisdictions, Duke Energy is currently on pace to recover $1.7 billion of deferred fuel costs in 2023, and expects deferred fuel balances to be back in line with historical norms by the end of 2024.
Commercial Renewables
In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables Disposal Groups. The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022. Duke Energy entered into purchase and sale agreements with affiliates of Brookfield in June 2023 for the sale of the utility-scale solar and wind group and with affiliates of ArcLight in July 2023 for the distributed generation group. Duke Energy expects to complete the disposition of all of the Commercial Renewables Disposal Groups by the end of 2023. If necessary, the impairments recorded for the disposal groups will be updated through the end of the disposal process, and any required adjustments could be material. Proceeds from the sales are expected to be used for debt avoidance. For more information, see Note 2 to the Condensed Consolidated Financial Statements, "Dispositions."
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the ERCOT market. Originally, Duke Energy (Parent) was named in multiple lawsuits arising out of this winter storm, but the plaintiffs have represented to the court that they will dismiss Duke Energy (Parent) from all cases. The legal actions related to project companies in this matter will transfer to affiliates of Brookfield. For more information, see Note 5 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies."
Supply Chain
In 2023, Duke Energy has experienced modest improvement in the stability of the markets for key materials purchased and used by the Company. The Company continues to monitor developments, including proposed federal regulations, that could disrupt or impact the Company's supply chain and, as a result, may impact Duke Energy's future financial results or the achievement of its clean energy goals.
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
Discontinued operations includes the impairment on the sale of the Commercial Renewables business in the current year and results from Duke Energy's Commercial Renewables Disposal Groups.
Three Months Ended June 30, 2023, as compared to June 30, 2022
GAAP reported loss per share was $(0.32) for the second quarter of 2023 compared to GAAP reported earnings per share of $1.14 in the second quarter of 2022. In addition to the drivers below, GAAP reported EPS decreased primarily due to the impairment on the sale of the Commercial Renewables business.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s second quarter 2023 adjusted EPS was $0.91 compared to $1.09 for the second quarter of 2022. The decrease in adjusted EPS was primarily due to unfavorable weather, lower volumes and higher interest expense, partially offset by growth from riders and other margin, rate case impacts and lower operations and maintenance expense.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2023		2022
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported (Loss) Earnings/GAAP Reported EPS	$(234)	$(0.32)	$893	$1.14
Adjustments:
Regulatory Matters(a)	—	—	(16)	(0.02)
Discontinued Operations(b)	948	1.23	(26)	(0.03)
Adjusted Earnings/Adjusted EPS	$714	$0.91	$851	$1.09
(a)Net of $2 million recorded within Noncontrolling Interests and $18 million tax benefit.
(b)Recorded in Loss from Discontinued Operations, net of tax, and Net Loss Attributable to Noncontrolling Interests.
Six Months Ended June 30, 2023, as compared to June 30, 2022
GAAP Reported EPS was $0.69 for the six months ended June 30, 2023, compared to $2.22 for the six months ended June 30, 2022. In addition to the drivers below, GAAP reported EPS decreased primarily due to the impairment on the sale of the Commercial Renewables business.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $2.10 for the six months ended June 30, 2023, compared to $2.38 for the six months ended June 30, 2022. The decrease in adjusted EPS was primarily due to unfavorable weather, lower volumes and higher interest expense, partially offset by growth from riders and other margin, rate case impacts and lower operations and maintenance expense.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2023		2022
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$531	$0.69	$1,711	$2.22
Adjustments:
Regulatory Matters(a)	—	—	157	0.21
Discontinued Operations(b)	1,093	1.41	(38)	(0.05)
Adjusted Earnings/Adjusted EPS	$1,624	$2.10	$1,830	$2.38
(a)Net of $80 million tax benefit. $211 million recorded within Impairment of assets and other charges, $46 million within Regulated electric (Operating revenues) and $20 million within Noncontrolling Interests.
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
Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Operating Revenues	$6,250	$6,135	$115	$12,648	$12,137	$511
Operating Expenses
Fuel used in electric generation and purchased power	2,058	1,991	67	4,454	3,828	626
Operation, maintenance and other	1,341	1,328	13	2,610	2,754	(144)
Depreciation and amortization	1,188	1,110	78	2,284	2,241	43
Property and other taxes	337	331	6	685	668	17
Impairment of assets and other charges	5	(8)	13	12	206	(194)
Total operating expenses	4,929	4,752	177	10,045	9,697	348
Gains on Sales of Other Assets and Other, net	27	3	24	28	5	23
Operating Income	1,348	1,386	(38)	2,631	2,445	186
Other Income and Expenses, net	127	153	(26)	257	267	(10)
Interest Expense	444	391	53	896	767	129
Income Before Income Taxes	1,031	1,148	(117)	1,992	1,945	47
Income Tax Expense	158	158	—	307	241	66
Less: Income Attributable to Noncontrolling Interest	23	16	7	44	7	37
Segment Income	$850	$974	$(124)	$1,641	$1,697	$(56)

Duke Energy Carolinas GWh sales	20,638	22,022	(1,384)	41,557	44,571	(3,014)
Duke Energy Progress GWh sales	15,454	16,915	(1,461)	30,799	34,884	(4,085)
Duke Energy Florida GWh sales	11,400	12,340	(940)	20,390	22,242	(1,852)
Duke Energy Ohio GWh sales	5,695	5,564	131	11,338	11,561	(223)
Duke Energy Indiana GWh sales	6,927	7,644	(717)	14,277	15,594	(1,317)
Total Electric Utilities and Infrastructure GWh sales	60,114	64,485	(4,371)	118,361	128,852	(10,491)
Net proportional MW capacity in operation				49,912	49,459	453
Three Months Ended June 30, 2023, as compared to June 30, 2022
EU&I’s lower segment income is due to higher depreciation related to higher plant in service and higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $264 million increase in fuel revenues primarily due to higher fuel prices and cost recovery in the current year;
•a $114 million increase in storm revenues at Duke Energy Florida due to hurricanes Ian and Nicole collections;
•a $41 million increase in price due to 2022 Duke Energy Ohio Electric retail rate case and Ohio tax reform deferrals in prior year, higher pricing at Duke Energy Progress from the South Carolina retail rate case and interim rates from the North Carolina retail rate case, and base rate adjustments related to annual increases from the 2021 Settlement Agreement at Duke Energy Florida; and
•a $10 million increase due to the provision for rate refund recognized in the prior year related to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Partially offset by:
•a $163 million decrease in retail sales due to unfavorable weather compared to prior year;
•a $104 million decrease in wholesale revenues primarily due to lower capacity volumes at Duke Energy Progress and lower demand at Duke Energy Florida; and
•a $43 million decrease in weather-normal retail sales volumes.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Operating Expenses. The variance was driven primarily by:
•a $78 million increase in depreciation and amortization primarily due to higher plant in service;
•a $67 million increase in fuel used in electric generation and purchased power due to higher fuel prices and higher amortizations of deferred fuel;
•a $13 million increase in impairment of assets and other charges primarily due to a prior year adjustment of the South Carolina Supreme Court decision on coal ash at Duke Energy Carolinas; and
•a $13 million increase in operation, maintenance and other primarily driven by higher storm amortization at Duke Energy Florida, partially offset by lower storm costs in the current year.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to the sale of the Mint Street parking deck.
Other Income and Expenses, net. The decrease is primarily due to the wholesale portion of the Department of Energy settlement for nuclear fuel storage in prior year at Duke Energy Florida.
Interest Expense. The variance was primarily driven by higher interest rates and outstanding debt balances.
Income Tax Expense. Tax expense was unchanged primarily due to a decrease in pretax income, offset by a decrease in the amortization of excess deferred taxes. The ETRs for the three months ended June 30, 2023, and 2022, were 15.3% and 13.8%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.
Six Months Ended June 30, 2023, as compared to June 30, 2022
EU&I’s lower segment income is due to unfavorable weather, lower weather-normal retail sales volumes and higher interest expense, partially offset by the prior year Indiana Supreme Court ruling on recovery of certain coal ash costs and lower storm costs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•an $897 million increase in fuel revenues primarily due to higher fuel prices and cost recovery in the current year;
•a $114 million increase in storm revenues at Duke Energy Florida due to Hurricanes Ian and Nicole collections;
•a $78 million increase in price due to 2022 Duke Energy Ohio Electric retail rate case and Ohio tax reform deferrals in prior year, higher pricing at Duke Energy Progress from the South Carolina retail rate case and interim rates from the North Carolina retail rate case and base rate adjustments related to annual increases from the 2021 Settlement Agreement at Duke Energy Florida;
•a $47 million increase due to the provision for rate refund recognized in the prior year related to the Indiana Supreme Court ruling on recovery of certain coal ash costs; and
•a $42 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers compared to the prior year at Duke Energy Carolinas and increased Storm Protection Plan rider revenue at Duke Energy Florida.
Partially offset by:
•a $354 million decrease in retail sales due to unfavorable weather compared to prior year;
•a $179 million decrease in wholesale revenues primarily due to lower capacity revenues at Duke Energy Progress and lower demand at Duke Energy Florida; and
•a $142 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $626 million increase in fuel used in electric generation and purchased power due to higher fuel prices and higher amortizations of deferred fuel;
•a $43 million increase in depreciation and amortization primarily due to higher plant in service, partially offset by the amortization of the Department of Energy settlement regulatory liability at Duke Energy Florida; and
•a $17 million increase in property and other taxes primarily due to higher property tax valuations at Duke Energy Florida and Duke Energy Carolinas, partially offset by favorable property tax true ups at Duke Energy Ohio and Duke Energy Indiana.
Partially offset by:
•a $194 million decrease in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs in the prior year, partially offset by a prior year adjustment of the South Carolina Supreme Court decision on coal ash at Duke Energy Carolinas; and
•a $144 million decrease in operation, maintenance and other primarily driven by lower storm costs in the current year.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to the sale of the Mint Street parking deck.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Other Income and Expenses, net. The decrease is primarily due to the wholesale portion of the Department of Energy settlement for nuclear fuel storage in prior year at Duke Energy Florida, partially offset by higher returns on deferred costs.
Interest Expense. The variance was primarily driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes. The ETRs for the six months ended June 30, 2023, and 2022, were 15.4% and 12.4%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.
Income Attributable to Noncontrolling Interest. The increase is due to the second and final tranche of the GIC minority interest sale.
Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Operating Revenues	$359	$453	$(94)	$1,270	$1,485	$(215)
Operating Expenses
Cost of natural gas	79	189	(110)	377	670	(293)
Operation, maintenance and other	110	113	(3)	229	295	(66)
Depreciation and amortization	84	82	2	169	161	8
Property and other taxes	30	33	(3)	61	74	(13)
Impairment of assets and other charges	(5)	—	(5)	(4)	—	(4)
Total operating expenses	298	417	(119)	832	1,200	(368)
(Losses) Gains on Sales of Other Assets and Other, net	(1)	4	(5)	(1)	4	(5)
Operating Income	60	40	20	437	289	148
Other Income and Expenses, Net	24	19	5	47	36	11
Interest Expense	52	42	10	102	82	20
Income Before Income Taxes	32	17	15	382	243	139
Income Tax Expense (Benefit)	7	(2)	9	70	(30)	100
Segment Income	$25	$19	$6	$312	$273	$39

Piedmont LDC throughput (dekatherms)	122,238,056	126,530,274	(4,292,218)	283,701,849	306,717,375	(23,015,526)
Duke Energy Midwest LDC throughput (Mcf)	13,908,430	16,571,611	(2,663,181)	45,910,155	53,817,683	(7,907,528)
Three Months Ended June 30, 2023, as compared to June 30, 2022
GU&I’s results were impacted primarily by margin growth, partially offset by higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $110 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.
Partially offset by:
•a $12 million increase due to rider revenues related to Ohio CEP.
Operating Expenses. The variance was driven primarily by:
•a $110 million decrease in cost of natural gas due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to an increase in pretax income and certain favorable tax credits recorded in the prior year. The ETRs for the three months ended June 30, 2023, and 2022, were 21.9% and (11.8)%, respectively. The increase in the ETR was primarily due to certain favorable tax credits recorded in the prior year.
Six Months Ended June 30, 2023, as compared to June 30, 2022
GU&I’s results were impacted primarily by margin growth. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $293 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Partially offset by:
•a $23 million increase due to rider revenues related to Ohio CEP;
•a $15 million increase due to the MGP Settlement in prior year;
•a $15 million increase due to secondary marketing sales;
•a $9 million increase due to North Carolina IMR; and
•a $7 million increase due to customer growth.
Operating Expenses. The variance was driven primarily by:
•a $293 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs;
•a $66 million decrease in operations, maintenance and other primarily due to the MGP Settlement in prior year; and
•a $13 million decrease in property and other taxes due to Ohio and Kentucky property tax true ups.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes related to the Ohio MGP Settlement recorded in the prior year and an increase in pretax income. The ETRs for the six months ended June 30, 2023, and 2022, were 18.3% and (12.3)%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes related to the Ohio MGP Settlement recorded in the prior year.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Operating Revenues	$34	$31	$3	$65	$61	$4
Operating Expenses	20	12	8	49	42	7
Gains on Sales of Other Assets and Other, net	5	—	5	11	1	10
Operating Income	19	19	—	27	20	7
Other Income and Expenses, net	59	(6)	65	121	(11)	132
Interest Expense	271	166	105	527	324	203
Loss Before Income Taxes	(193)	(153)	(40)	(379)	(315)	(64)
Income Tax Benefit	(46)	(42)	(4)	(103)	(72)	(31)
Less: Income Attributable to Noncontrolling Interests	—	1	(1)	—	1	(1)
Less: Preferred Dividends	14	14	—	53	53	—
Net Loss	$(161)	$(126)	$(35)	$(329)	$(297)	$(32)
Three Months Ended June 30, 2023, as compared to June 30, 2022
The higher net loss was driven by higher interest expense, partially offset by higher return on investments.
Other Income and Expenses, net. The variance was primarily due to higher return on investments that fund certain employee benefit obligations and higher yields on captive insurance investments.
Interest Expense. The variance was primarily due to higher interest rates on long-term debt and commercial paper and higher outstanding long-term debt balances.
Income Tax Benefit. The increase in the tax benefit was primarily due to an increase in pretax losses and lower state tax benefits. The ETRs for the three months ended June 30, 2023, and 2022, were 23.8% and 27.5%, respectively. The decrease in the ETR was primarily due to lower state tax benefits.
Six Months Ended June 30, 2023, as compared to June 30, 2022
The higher net loss was driven by higher interest expense, partially offset by higher return on investments, lower loss experience related to captive insurance claims and an increase in the tax benefit.
Other Income and Expenses, net. The variance was primarily due to higher return on investments that fund certain employee benefit obligations and higher yields on captive insurance investments.
Interest Expense. The variance was primarily due to higher interest rates on long-term debt and commercial paper and higher outstanding long-term debt balances.

MD&A	SEGMENT RESULTS - OTHER
Income Tax Benefit. The increase in the tax benefit was primarily due to an increase in pretax losses and favorable tax impacts related to higher investment returns on certain employee benefit obligations. The ETRs for the six months ended June 30, 2023, and 2022, were 27.2% and 22.9%, respectively. The increase in the ETR was primarily due to favorable tax impacts related to higher investment returns on certain employee benefit obligations.
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Loss From Discontinued Operations, net of tax	$(955)	$(18)	$(937)	$(1,164)	$(33)	$(1,131)
Three Months Ended June 30, 2023, as compared to June 30, 2022
The variance was primarily driven by the impairment on the sale of the Commercial Renewables business recorded in 2023.
Six Months Ended June 30, 2023, as compared to June 30, 2022
The variance was primarily driven by the impairment on the sale of the Commercial Renewables business recorded in 2023.
DUKE ENERGY CAROLINAS
Results of Operations

	Six Months Ended June 30,
(in millions)	2023	2022	Variance
Operating Revenues	$3,762	$3,669	$93
Operating Expenses
Fuel used in electric generation and purchased power	1,133	879	254
Operation, maintenance and other	861	974	(113)
Depreciation and amortization	779	763	16
Property and other taxes	186	170	16
Impairment of assets and other charges	6	(9)	15
Total operating expenses	2,965	2,777	188
Gains on Sales of Other Assets and Other, net	26	—	26
Operating Income	823	892	(69)
Other Income and Expenses, net	118	113	5
Interest Expense	332	284	48
Income Before Income Taxes	609	721	(112)
Income Tax Expense	67	53	14
Net Income	$542	$668	$(126)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential sales	(5.9)%
General service sales	(1.1)%
Industrial sales	(5.5)%
Wholesale power sales	4.3%
Joint dispatch sales	56.0%
Total sales	(6.8)%
Average number of customers	1.7%
Six Months Ended June 30, 2023, as compared to June 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $268 million increase in fuel revenues due to higher fuel prices; and
•a $39 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers compared to the prior year and increases in competitive procurement of renewable energy program riders, partially offset by decreases in energy efficiency.

MD&A	DUKE ENERGY CAROLINAS
Partially offset by:
•a $164 million decrease in retail sales due to unfavorable weather compared to prior year; and
•a $63 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $254 million increase in fuel used in electric generation and purchased power primarily due to changes in the generation mix, partially offset by the recovery of fuel expenses and lower Joint Dispatch Agreement (JDA) purchased volumes and prices;
•a $16 million increase in depreciation and amortization primarily due to a higher depreciable base, partially offset by decrease in depreciation and amortization primarily due to the prior year South Carolina Supreme Court decision on coal ash and an increase in Grid Improvement Plan deferrals; and
•a $15 million increase in impairment of assets and other primarily due to a prior year adjustment of the South Carolina Supreme Court decision on coal ash.
Partially offset by:
•a $113 million decrease in operation, maintenance and other expense primarily due to lower storm restoration costs and a decrease in spend on outside services.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to the sale of the Mint Street parking deck.
Interest Expense. The variance was driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes, partially offset by a decrease in pretax income.
PROGRESS ENERGY
Results of Operations

	Six Months Ended June 30,
(in millions)	2023	2022	Variance
Operating Revenues	$6,260	$6,206	$54
Operating Expenses
Fuel used in electric generation and purchased power	2,367	2,322	45
Operation, maintenance and other	1,252	1,248	4
Depreciation and amortization	1,046	1,045	1
Property and other taxes	341	303	38
Impairment of assets and other charges	5	4	1
Total operating expenses	5,011	4,922	89
Gains on Sales of Other Assets and Other, net	12	3	9
Operating Income	1,261	1,287	(26)
Other Income and Expenses, net	97	105	(8)
Interest Expense	465	419	46
Income Before Income Taxes	893	973	(80)
Income Tax Expense	149	160	(11)
Net Income	$744	$813	$(69)
Six Months Ended June 30, 2023, as compared to June 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $198 million increase in fuel cost recovery at Duke Energy Florida driven by higher fuel rates in the current year, partially offset by a decrease at Duke Energy Progress driven by lower JDA sales volumes at lower prices;
•a $114 million increase in storm revenues at Duke Energy Florida due to hurricanes Ian and Nicole collections;
•a $33 million increase in rider revenues at Duke Energy Florida primarily due to increased Storm Protection Plan rider revenue; and
•a $25 million increase due to higher pricing related to rate cases at Duke Energy Progress from the South Carolina retail rate case and interim rates from the North Carolina retail rate case, and base rate adjustments related to annual increases from the 2021 Settlement Agreement at Duke Energy Florida.

MD&A	PROGRESS ENERGY
Partially offset by:
•a $142 million decrease in wholesale revenues, net of fuel, due to lower capacity volumes at Duke Energy Progress and lower demand at Duke Energy Florida.
•a $117 million decrease in retail sales due to unfavorable weather compared to prior year; and
•a $67 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $45 million increase in fuel used in electric generation and purchased power primarily due to higher amortization of deferred fuel balances at Duke Energy Florida, partially offset by lower volumes at Duke Energy Progress; and
•a $38 million increase in property and other taxes primarily due to higher property tax valuation adjustments at Duke Energy Florida.
Interest Expense. The variance was driven primarily by higher outstanding debt balances and interest rates at Duke Energy Florida and Duke Energy Progress.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in production tax credits, partially offset by a decreased in the amortization of excess deferred taxes.
DUKE ENERGY PROGRESS
Results of Operations

	Six Months Ended June 30,
(in millions)	2023	2022	Variance
Operating Revenues	$2,958	$3,213	$(255)
Operating Expenses
Fuel used in electric generation and purchased power	1,034	1,167	(133)
Operation, maintenance and other	706	751	(45)
Depreciation and amortization	611	577	34
Property and other taxes	95	90	5
Impairment of assets and other charges	7	4	3
Total operating expenses	2,453	2,589	(136)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	506	625	(119)
Other Income and Expenses, net	61	54	7
Interest Expense	206	175	31
Income Before Income Taxes	361	504	(143)
Income Tax Expense	52	70	(18)
Net Income	$309	$434	$(125)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2023
Residential sales	(8.0)%
General service sales	(7.6)%
Industrial sales	(15.3)%
Wholesale power sales	(8.6)%
Joint dispatch sales	(24.0)%
Total sales	(11.7)%
Average number of customers	1.6%
Six Months Ended June 30, 2023, as compared to June 30, 2022
Operating Revenues. The variance was driven primarily by:
• a $117 million decrease in retail sales due to unfavorable weather compared to prior year;
•a $90 million decrease in fuel revenues due to lower JDA sales volumes at lower prices in the current year, partially offset by higher retail fuel prices;
•a $37 million decrease in wholesale revenues, net of fuel, due to lower capacity volumes; and
•a $34 million decrease in weather-normal retail sales volumes.

MD&A	DUKE ENERGY PROGRESS
Partially offset by:
•a $17 million increase due to higher pricing from the South Carolina retail rate case and interim rates from the North Carolina retail rate case.
Operating Expenses. The variance was driven primarily by:
•a $133 million decrease in fuel used in electric generation and purchased power primarily due to lower volumes, partially offset by the recovery of fuel expenses; and
•a $45 million decrease in operation, maintenance and other expense primarily due to lower storm costs.
Partially offset by:
•a $34 million increase in depreciation and amortization due to higher depreciable base.
Interest Expense. The variance was driven primarily by higher outstanding debt balances and interest rates.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income, partially offset by a decrease in the amortization of excess deferred taxes.
DUKE ENERGY FLORIDA
Results of Operations

	Six Months Ended June 30,
(in millions)	2023	2022	Variance
Operating Revenues	$3,292	$2,983	$309
Operating Expenses
Fuel used in electric generation and purchased power	1,333	1,155	178
Operation, maintenance and other	537	490	47
Depreciation and amortization	435	468	(33)
Property and other taxes	246	212	34
Impairment of assets and other charges	(1)	—	(1)
Total operating expenses	2,550	2,325	225
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	743	660	83
Other Income and Expenses, net	37	55	(18)
Interest Expense	202	174	28
Income Before Income Taxes	578	541	37
Income Tax Expense	115	109	6
Net Income	$463	$432	$31
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

Increase (Decrease) over prior period	2023
Residential sales	(0.4)%
General service sales	0.9%
Industrial sales	(4.4)%
Wholesale and other	(50.0)%
Total sales	(8.3)%
Average number of customers	1.6%
Six Months Ended June 30, 2023, as compared to June 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $288 million increase in fuel and capacity revenues primarily due to an increase in fuel and capacity rates billed to retail customers;
•a $114 million increase in storm revenues due to hurricanes Ian and Nicole collections;
•a $33 million increase in rider revenues primarily due to increased rate of Storm Protection Plan rider; and
•an $8 million increase in retail pricing due to base rate adjustments related to annual increases from the 2021 Settlement Agreement.

MD&A	DUKE ENERGY FLORIDA
Partially offset by:
•a $105 million decrease in wholesale power revenues, net of fuel, primarily due to decreased demand; and
•a $33 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $178 million increase in fuel used in electric generation and purchased power primarily due to higher amortization of deferred fuel and capacity expense;
•a $47 million increase in operation, maintenance and other primarily due to storm amortization; and
•a $34 million increase in property and other taxes primarily due to property tax valuation adjustments.
Partially offset by:
•a $33 million decrease in depreciation and amortization primarily due to the amortization of Department of Energy settlement regulatory liability.
Other Income and Expenses, net. The decrease is primarily due to the wholesale portion of the Department of Energy settlement for nuclear fuel storage in prior year.
Interest Expense. The increase was primarily due to higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes, partially offset by an increase in production tax credits.
DUKE ENERGY OHIO
Results of Operations

	Six Months Ended June 30,
(in millions)	2023	2022	Variance
Operating Revenues
Regulated electric	$939	$813	$126
Regulated natural gas	359	370	(11)
Total operating revenues	1,298	1,183	115
Operating Expenses
Fuel used in electric generation and purchased power	340	254	86
Cost of natural gas	112	153	(41)
Operation, maintenance and other	244	287	(43)
Depreciation and amortization	176	163	13
Property and other taxes	164	193	(29)
Total operating expenses	1,036	1,050	(14)
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	262	134	128
Other Income and Expenses, net	21	12	9
Interest Expense	79	60	19
Income Before Income Taxes	204	86	118
Income Tax Expense (Benefit)	33	(47)	80
Net Income	$171	$133	$38
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2023	2023
Residential sales	(5.6)%	(14.3)%
General service sales	10.0%	(27.7)%
Industrial sales	19.0%	(0.3)%
Wholesale electric power sales	(53.0)%	n/a
Other natural gas sales	n/a	(2.1)%
Total sales	(1.9)%	(14.7)%
Average number of customers	1.1%	0.6%

MD&A	DUKE ENERGY OHIO
Six Months Ended June 30, 2023, as compared to June 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $95 million increase in fuel-related revenues primarily due to higher retail sales volumes and higher fuel rates in the current year;
•a $60 million increase in price due to the 2022 Duke Energy Ohio Electric retail rate case and Ohio tax reform deferrals in prior year; and
•a $15 million increase due to the MGP Settlement in the prior year.
Partially offset by:
•a $38 million decrease in revenues related to lower Ohio Valley Electric Corporation (OVEC) rider collections and OVEC sales into PJM Interconnection, LLC (PJM);
•a $25 million decrease due to unfavorable weather compared to prior year; and
•a $7 million decrease in retail revenue riders primarily due to the decrease in Distribution Capital Investment Rider (DCI), partially offset by increases in the Ohio CEP rider and Distribution Decoupling Rider (DDR).
Operating Expenses. The variance was driven primarily by:
•a $43 million decrease in operation, maintenance and other expense primarily due to the MGP Settlement in the prior year; and
•a $29 million decrease in property and other taxes primarily due to property tax true ups in Ohio and Kentucky, partially offset by higher franchise taxes.
Partially offset by:
•a $45 million increase in fuel expense primarily driven by an increase in purchased power volumes, partially offset by lower retail prices for natural gas and purchased power; and
•a $13 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and depreciation rates resulting from the 2022 Duke Energy Ohio Electric retail rate case implemented in 2023.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes related to the MGP Settlement recorded in the prior year and an increase in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Six Months Ended June 30,
(in millions)	2023	2022	Variance
Operating Revenues	$1,755	$1,740	$15
Operating Expenses
Fuel used in electric generation and purchased power	697	678	19
Operation, maintenance and other	364	374	(10)
Depreciation and amortization	327	311	16
Property and other taxes	25	47	(22)
Impairment of assets and other charges	—	211	(211)
Total operating expenses	1,413	1,621	(208)
Operating Income	342	119	223
Other Income and Expenses, net	28	18	10
Interest Expense	104	90	14
Income Before Income Taxes	266	47	219
Income Tax Expense (Benefit)	46	(23)	69
Net Income	$220	$70	$150

MD&A	DUKE ENERGY INDIANA
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential sales	(8.5)%
General service sales	(2.3)%
Industrial sales	15.1%
Wholesale power sales	(18.5)%
Total sales	(8.4)%
Average number of customers	1.1%
Six Months Ended June 30, 2023, as compared to June 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $76 million increase in retail fuel revenues primarily due to higher fuel cost recovery driven by higher fuel prices; and
•a $47 million increase primarily due to the provision for rate refund recognized in the prior year related to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Partially offset by:
•a $37 million decrease primarily due to wholesale revenues, including fuel revenues, driven by lower rates and the bulk power marketing sharing provision;
•a $34 million decrease in retail sales due to unfavorable weather;
•a $25 million decrease in weather-normal retail sales volumes primarily due to lower residential and nonresidential customer demand; and
•a $12 million decrease primarily due to the utility receipts tax repeal.
Operating Expenses. The variance was driven primarily by:
•a $211 million decrease in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs in the prior year;
•a $22 million decrease in property and other taxes primarily due to franchise taxes and property tax true ups for prior periods; and
•a $10 million decrease in operation, maintenance and other primarily due to lower storm contingency costs.
Partially offset by:
•a $19 million increase in fuel used in electric generation and purchased power primarily due to higher deferred fuel amortization, partially offset by lower purchased power expense, natural gas and coal costs; and
•a $16 million increase in depreciation and amortization primarily due to higher depreciable base.
Other Income and Expenses, net. The variance is primarily due to intercompany interest income.
Interest Expense. The variance is primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred income taxes related to the coal ash impairment recorded in the prior year.

MD&A	PIEDMONT
PIEDMONT
Results of Operations

	Six Months Ended June 30,
(in millions)	2023	2022	Variance
Operating Revenues	$911	$1,115	$(204)
Operating Expenses
Cost of natural gas	265	517	(252)
Operation, maintenance and other	171	183	(12)
Depreciation and amortization	116	110	6
Property and other taxes	30	31	(1)
Impairment of assets and other charges	(4)	—	(4)
Total operating expenses	578	841	(263)
Gains on Sales of Other Assets and Other, net	—	4	(4)
Operating Income	333	278	55
Other Income and Expenses, net	32	28	4
Interest Expense	79	66	13
Income Before Income Taxes	286	240	46
Income Tax Expense	51	27	24
Net Income	$235	$213	$22
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential deliveries	(18.5)%
Commercial deliveries	(13.6)%
Industrial deliveries	(2.6)%
Power generation deliveries	(5.6)%
For resale	(20.9)%
Total throughput deliveries	(7.5)%
Secondary market volumes	(27.1)%
Average number of customers	1.5%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Six Months Ended June 30, 2023, as compared to June 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $252 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs;
Partially offset by:
•a $15 million increase due to secondary marketing sales;
•a $9 million increase due to North Carolina IMR; and
•a $7 million increase due to customer growth.
Operating Expenses. The variance was driven primarily by:
•a $252 million decrease in cost of natural gas due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs; and
•a $12 million decrease in operations, maintenance and other primarily due to lower employee compensation and benefits related costs, and lower information technology costs.
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
As of June 30, 2023, Duke Energy had $377 million of cash on hand and $5.7 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility. Additionally, see Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for expected timing of proceeds from the sale of certain Commercial Renewables assets to affiliates of Brookfield and ArcLight.
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$3,785	$4,035
Investing activities	(6,508)	(5,492)
Financing activities	2,687	1,576
Net (decrease) increase in cash, cash equivalents and restricted cash	(36)	119
Cash, cash equivalents and restricted cash at beginning of period	603	520
Cash, cash equivalents and restricted cash at end of period	$567	$639
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2023	2022	Variance
Net income	$557	$1,700	$(1,143)
Non-cash adjustments to net income	4,085	2,961	1,124
Payments for asset retirement obligations	(261)	(255)	(6)
Working capital	(1,286)	(527)	(759)
Other assets and Other liabilities	690	156	534
Net cash provided by operating activities	$3,785	$4,035	$(250)
The variance is primarily due to the timing of accruals and payments in working capital accounts, partially offset by the recovery of deferred fuel costs.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2023	2022	Variance
Capital, investment and acquisition expenditures	$(6,287)	$(5,149)	$(1,138)
Other investing items	(221)	(343)	122
Net cash used in investing activities	$(6,508)	$(5,492)	$(1,016)
The variance is primarily due to higher overall investments in the EU&I segment.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2023	2022	Variance
Issuances of long-term debt, net	$4,722	$2,567	$2,155
Notes payable, commercial paper and other short-term borrowings	(582)	558	(1,140)
Dividends paid	(1,606)	(1,574)	(32)
Contributions from noncontrolling interests	248	126	122
Other financing items	(95)	(101)	6
Net cash provided by financing activities	$2,687	$1,576	$1,111
The variance was primarily due to:
•a $2,155 million increase in net proceeds from issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt; and
•a $122 million increase in contributions from noncontrolling interests.
Partially offset by:
•a $1,140 million decrease in net borrowings from notes payable and commercial paper.
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
On May 18, 2023, the EPA published in the Federal Register a proposed rule under the Resource Conservation and Recovery Act, which would establish regulatory requirements for inactive surface impoundments at inactive generating facilities (Legacy CCR Surface Impoundments) and establish groundwater monitoring, corrective action, closure and post-closure care requirements for all CCR management units at facilities otherwise subject to the CCR rule. Duke Energy is reviewing the proposed rule and analyzing the potential impacts it could have on the Company, which could be material.
On May 23, 2023, the EPA published in the Federal Register proposed new source performance standards under Clean Air Act (CAA) section 111(b) that would establish standards of performance for emissions of carbon dioxide for newly constructed, modified, and reconstructed fossil fuel-fired electric utility steam generating units and fossil fuel-fired stationary combustion turbines. On that same day, in a separate rulemaking under CAA section 111(d), the EPA published proposed emission guidelines for states to use in developing plans to limit carbon dioxide emissions from existing fossil fuel-fired electric generating units and certain large existing stationary combustion turbines. Duke Energy is reviewing the proposed rules and analyzing the potential impacts they could have on the Company, which could be material.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated as of April 6, 2023, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 6, 2023, File No. 1-32853).
X
4.2
Thirteenth Supplemental Indenture dated as of June 8, 2023, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Citibank, N.A.(incorporated by reference to exhibit 4.1 to registrant’s Current Report on Form 8-K filed on June 8, 2023, File No. 1-6196).
X
4.3
One-Hundred and Eighth Supplemental Indenture, dated as of June 15, 2023, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K filed on June 15, 2023, File No. 1-04928).
X
4.4
One-Hundred and Ninth Supplemental Indenture, dated as of June 15, 2023, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to registrant’s Current Report on Form 8-K filed on June 15, 2023, File No. 1-04928).
X
10.1**	Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on May 9, 2023, File No. 1-32853).	X
10.2**	Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on May 9, 2023, File No. 1-32853).	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

EXHIBITS

*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

EXHIBITS

*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	August 8, 2023	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2023	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)